Form 10-Q
period 1998-06-30
CORPORATE PROPERTY INVESTORS INC; CORPORATE REALTY CONSULTANTS INC
filed 1998-09-22
CIK 1063761, 1067173

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                             ------------------
                                 Form 10-Q

                            [X] QUARTERLY REPORT
   pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                for the quarterly period ended June 30, 1998

                                     or

                           [ ] TRANSITION REPORT
   pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Transition Period from _______________ to ______________


      Commission File Number:                 Commission File Number:
            333-61399                               333-61399-01
 CORPORATE PROPERTY INVESTORS, INC.      CORPORATE REALTY CONSULTANTS, INC.
    (Exact name of registrant as            (Exact name of registrant as
      specified in its charter)               specified in its charter)
             Delaware                                Delaware
  (State or other jurisdiction of         (State or other jurisdiction of
          incorporation                           incorporation
         or organization)                        or organization)
             046268599                               13-2838638
(I.R.S. Employer Identification No.)    (I.R.S. Employer Identification No.)
    Three Dag Hammarskjold Plaza            Three Dag Hammarskjold Plaza
        305 East 47th Street                    305 East 47th Street
      New York, New York 10017                New York, New York 10017
  (Address of principal executive         (Address of principal executive
    offices, including zip code)            offices, including zip code)

          (212) 421-8200                          (212) 421-8200
  (Registrant's telephone number,         (Registrant's telephone number,
        including area code)                    including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

25,330,409 shares of Common Stock, par value $.01 per share (the "CPI Common Stock"), of Corporate Property Investors, Inc. ("CPI") paired with a related beneficial interest in shares of Common Stock, par value $.10 per share ("CRC Common Stock"), of Corporate Realty Consultants, Inc. ("CRC"), outstanding as of September 22, 1998. 209,249 shares of 6.50% First Series Preferred Stock, par value $1,000 per share (the "CPI Preferred Stock"), of CPI paired with a related beneficial interest in shares of CRC Common Stock, outstanding as of September 22, 1998.

                      CORPORATE PROPERTY INVESTORS, INC.
                    AND CORPORATE REALTY CONSULTANTS, INC.

                               TABLE OF CONTENTS

                                                                          Page
                                                                        Number

Part I: Financial Information

Item 1. Financial Statements (Unaudited)

        Corporate Property Investors, Inc

           Consolidated Balance Sheets as of June 30, 1998
            and December 31, 1997.......................................     2
           Consolidated Statements of Income for the three
            and six months ended June 30, 1998 and 1997.................     3
           Consolidated Statements of Cash Flows for the six
            months ended June 30, 1998 and 1997.........................     4
           Notes to Unaudited Consolidated Financial Statements.........     5

        Corporate Realty Consultants, Inc.

           Consolidated Balance Sheets as of June 30, 1998
            and December 31, 1997.......................................    13
           Consolidated Statements of Operations for the three and
            six months ended June 30, 1998 and 1997.....................    14
           Consolidated Statements of Cash Flows for the six
            months ended June 30, 1998 and 1997.........................    15
           Notes to Unaudited Consolidated Financial Statements.........    16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Corporate Property Investors, Inc............................    19
           Corporate Realty Consultants, Inc............................    26

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K...............................    29

Signatures..............................................................    31

PART I - FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS (UNAUDITED)

CORPORATE PROPERTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

                                                     June 30,     December 31,
                                                       1998           1997
                                                 -----------------------------
                                                 (Unaudited)
($ in thousands)

Assets

Real estate investments:
   Operating properties                             $ 1,892,694    $ 2,341,678
   Operating properties held for sale                   590,308
   Investments in real estate joint ventures             89,757        109,172
   Construction-in-progress and pre-construction
      costs ($21,360 and $20,510)                        46,519         31,697
   Land held for development                              7,350         22,420
   Properties subject to net lease and other             18,781         21,529
                                                    -----------    -----------
                                                      2,645,409      2,526,496

Cash and cash equivalents                                75,866        124,808
Short-term investments                                                  40,000
Receivables and other assets                            113,246        118,950
                                                    -----------    -----------
      Total assets                                  $ 2,834,521    $ 2,810,254
                                                    ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
   Mortgages payable                                $    12,909    $    15,645
   Notes and Bonds payable                              843,310        843,415
   Accounts payable and other liabilities               158,392        148,580
                                                    -----------    -----------
      Total liabilities                               1,014,611      1,007,640
                                                    -----------    -----------
Stockholders' equity:
   6.50% First Series Preferred Stock, $1,000
     par value, 209,249 shares authorized, issued
     and outstanding                                    209,249        209,249
   CPI Common Stock, $.01 and $1 par value,
     33,423,973 and 33,427,848 authorized, and
     26,422,480 and 26,419,355 issued and
     outstanding                                            264         26,419
   Capital in excess of par value                     1,629,028      1,602,111
   Undistributed net income                              95,338         78,851
   Treasury shares, 1,092,071 and 1,092,500
     shares of CPI Common Stock at cost                (113,969)      (114,016)
                                                    -----------    -----------
      Total stockholders' equity                      1,819,910      1,802,614
                                                    -----------    -----------
      Total liabilities and stockholders' equity    $ 2,834,521    $ 2,810,254
                                                    ===========    ===========


The accompanying notes are an integral part of these statements.


CORPORATE PROPERTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME


                                             For the Three Months       For the Six Months
                                                ended June 30,            ended June 30,
                                            -----------------------   ----------------------
                                              1998           1997       1998         1997
                                              ----           ----       ----         ----
($ in thousands, except per share amounts)        (Unaudited)              (Unaudited)

Revenue:
     Minimum rent                           $  84,720    $  78,793    $ 170,201    $ 154,557
     Overage rent                                 (40)       2,357        3,058        4,730
     Expense recoveries                        38,450       33,988       75,423       67,608
     Other revenues                             2,020        1,184        3,564        2,156
     Interest income                            1,092        4,213        2,400       10,574
                                            ---------    ---------    ---------    ---------
         Total revenue                        126,242      120,535      254,646      239,625
                                            ---------    ---------    ---------    ---------
Expenses:
     Property expenses                         49,266       45,774       96,729       90,364
     Provision for bad debts                      719          654        1,445        1,283
     Depreciation and amortization             19,428       23,021       41,762       45,509
     Administrative, trustee and other
         expenses                               2,483        2,160        4,689        4,347
     Interest expense                          16,325       16,718       32,799       35,732
                                            ---------    ---------    ---------    ---------
         Total expenses                        88,221       88,327      177,424      177,235
                                            ---------    ---------    ---------    ---------
Income before equity in earnings of joint
     ventures                                  38,021       32,208       77,222       62,390

Equity in earnings of joint ventures            5,107        4,657       10,661        9,911
                                            ---------    ---------    ---------    ---------
Income before gain on sales of properties
   and merger-related costs                    43,128       36,865       87,883       72,301

Gain (loss) on sales of properties                983         (480)      45,294      116,042
Merger-related costs                           (4,034)                  (11,573)
                                            ---------    ---------    ---------      -------
Net income                                     40,077       36,385      121,604      188,343

CPI Preferred Stock distributions earned       (3,428)      (3,428)      (6,856)      (6,856)
                                            ---------    ---------    ---------    ---------
Net Income available to CPI Common
     Stockholders                           $  36,649    $  32,957    $ 114,748    $ 181,487
                                            =========    =========    =========    =========
Net Income per average share of CPI
   Common Stock outstanding                 $    1.45    $    1.26    $    4.53    $    6.96
                                            =========    =========    =========    =========
Net Income per average share of CPI
   Common Stock outstanding assuming
   dilution                                 $    1.45    $    1.26    $    4.49    $    6.83
                                            =========    =========    =========    =========


The accompanying notes are an integral part of these statements.


CORPORATE PROPERTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Six Months Ended
                                                                            June 30,
                                                                        1998         1997
                                                                        ----         ----
($ in thousands)                                                           (Unaudited)

Operating Activities
     Net Income                                                     $ 121,604    $ 188,343
     Adjustments to reconcile net income to
        net cash provided by operating activities:
         Equity in earnings of real estate joint ventures             (10,661)      (9,911)
         Depreciation and amortization                                 41,762       45,509
         Gain on disposition of properties                            (45,294)    (116,042)
         Decrease in receivables and other assets                       7,948        6,733
         Increase/(decrease) in accounts payable
              and accrued expenses                                      1,548      (38,133)
                                                                    ---------    ---------
     Net cash provided by operating activities                        116,907       76,499
                                                                    ---------    ---------

Investing Activities
     Investments in real estate                                      (240,003)     (47,732)
     Investments in real estate joint ventures                        (14,399)     (17,281)
     Distributions from real estate joint ventures                     43,900       59,645
     Purchases of short-term investments                                          (185,450)
     Maturities of short-term investments                              40,000      218,562
     Proceeds from repayment of mortgage receivable
         from related party                                            17,468
     Proceeds from repayment of mortgages receivable from
         real estate joint venture partners                                         45,822
     Proceeds from disposition of properties                           82,337        3,482
     Other                                                             (1,223)        (910)
                                                                    ---------    ---------
     Net cash (used in)/provided by investing activities              (71,920)      76,138
                                                                    ---------    ---------
Financing Activities
     Repayment of Bonds payable at maturity                                       (100,000)
     Proceeds from revolving credit drawdown                           75,000
     Repayment of revolving credit drawdown                           (62,000)
     Issuance of CPI Common Stock                                         924           60
     Acquisition of CPI Common Stock                                                  (351)
     Principal payments on mortgages                                   (2,736)      (2,620)
     Cash distributions                                              (105,117)    (108,360)
                                                                    ---------    ---------
     Net cash used in financing activities                            (93,929)    (211,271)
                                                                    ---------    ---------
Decrease in cash and cash equivalents                                 (48,942)     (58,634)
Cash and cash equivalents at beginning of period                      124,808      106,495
                                                                    ---------    ---------
Cash and cash equivalents at end of period                          $  75,866    $  47,861
                                                                    =========    =========
Supplemental Disclosure:
     Interest paid (net of amounts capitalized) during the period   $  32,899    $  41,339

     Non-cash investing and financing activities:
         Redemption of CPI Common Stock in exchange for real
              estate interests                                                   $ 142,521


The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CORPORATE PROPERTY INVESTORS, INC.)

Description of Business

Corporate Property Investors, Inc. ("CPI") is a self managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. On March 13, 1998, CPI, formerly a Massachusetts business trust, reorganized into a corporation under the laws of the State of Delaware. In connection with CPI's incorporation, the par value of CPI Common Stock was reduced to $.01 par value from $1 par value. CPI engages in the ownership, operation, management, leasing, acquisition, development and expansion of income producing properties located throughout the United States. As of June 30, 1998, CPI owned interests in, directly or through interests in joint ventures, 23 regional shopping centers, the General Motors Building in New York City, three smaller office buildings and other properties.

The proportionate property revenues of CPI's lines of business for the six months ended June 30, 1998 and 1997 are summarized as follows:


                                                     June 30
                                               -------------------
                                               1998           1997
                                               ----           ----
          Regional shopping centers             80%            78%
          General Motors Building               17             18
          Other office buildings                 2              3
          Other                                  1              1
                                               ---            ---
                                               100%           100%
                                               ===            ===

CPI stockholders, in proportion to the respective number of CPI shares owned by them, own beneficial interests in the Corporate Realty Consultants, Inc. ("CRC") Trusts, in which all of the outstanding shares of CRC have been deposited. Ownership of CRC shares is not evidenced by a separate stock certificate and cannot be transferred separately from the corresponding CPI shares. All directors of CRC must be directors of CPI, and the senior executive officers of CPI are also officers of CRC. The foregoing arrangements create a "paired-share REIT" structure for federal income tax purposes.

On February 19, 1998 CPI and CRC signed a definitive agreement to merge a substantially wholly owned subsidiary of CPI with and into Simon DeBartolo Group, Inc. ("SDG") (the "Merger") which is described in note (1) of the Commitments, Contingencies and Other Comments footnote herein.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be obtained for the year ended December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Registration Statement on Form S-4 dated August 13, 1998 filed by CPI and CRC.

The consolidated financial statements include the accounts of CPI and its consolidated subsidiaries. Significant intercompany balances, transactions and accounts are eliminated in consolidation. Investments in real estate joint ventures which represent non-controlling ownership interests are accounted for using the equity method of accounting.

Investments in Real Estate Joint Ventures

CPI has a 50% interest in seven real estate joint ventures, each of which own and operate a shopping center. CPI also has a 50% interest in Mall of Georgia L.L.C., a joint venture which is developing a regional shopping center in Georgia. CPI has guaranteed the joint venture's $200 million loan in exchange for a priority distribution (see "Commitments, Contingencies and Other Comments"). Generally, net income/(loss) for each joint venture is allocated consistent with the ownership interests held by each joint venturer.

As of June 30, 1998 and December 31, 1997, the unamortized excess of CPI's investment over its share of the equity in the underlying net assets of the joint ventures was approximately $42.0 million and $42.4 million, respectively. This excess is amortized over the estimated lives of the related real estate assets. The combined condensed balance sheets of the real estate joint ventures, as of June 30, 1998 and December 31, 1997 and the related statements of net income for the six months ended June 30, 1998 and 1997 are as follows:

($ in thousands)                                     1998             1997
                                                     ----             ----
Assets
  Real estate assets                               $ 357,748        $ 322,467
  Other                                               41,403           26,995
                                                   ---------        ---------
  Total Assets                                     $ 399,151        $ 349,462
                                                   =========        =========
Liabilities
  Mortgages payable                                $ 306,712        $ 237,868
  Other                                               11,345           10,675
                                                   ---------        ---------
  Total Liabilities                                $ 318,057        $ 248,543
                                                   =========        =========
Joint Venturers' Equity
  CPI                                              $  47,710        $  66,816
  Others                                              33,484           34,103
                                                   ---------        ---------
  Total Joint Venturers' Equity                    $  81,094        $ 100,919
                                                   =========        =========

Income                                             $  60,339        $  57,261
Expenses                                             (37,995)         (38,943)
                                                   ---------        ---------
Net Income                                         $  22,344        $  18,318
                                                   =========        =========

Income Per Share of CPI Common Stock

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented to conform to Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share of CPI Common Stock for the six months ended June 30, 1998 and 1997:



($ in thousands, except per share data)                          1998            1997
                                                                 ----            ----

Numerator:
   Net Income                                                $    121,604    $    188,343
   6.50% First Series Preferred Stock distributions earned         (6,856)         (6,856)
                                                             ------------    ------------
   Numerator for basic earnings per share-income
         available to CPI Common Stockholders                     114,748         181,487
   Effect of dilutive securities:
         6.50% First Series Preferred Stock distributions
             earned                                                 6,856           6,856
                                                             ------------    ------------
   Numerator for diluted earnings per share                  $    121,064    $    188,343
                                                             ============    ============

Denominator:
   Denominator for basic earnings per share-weighted
         average shares                                        25,353,000      26,063,000
   Effect of dilutive securities:
       Employee Stock Options                                     235,000
       6.50% First Series Preferred Stock                       1,504,000       1,504,000
                                                             ------------    ------------
   Denominator for diluted earnings per share                  27,092,000      27,567,000
                                                             ============    ============
Basic earnings per share                                     $       4.53    $       6.96
                                                             ============    ============
Diluted earnings per share                                   $       4.49    $       6.83
                                                             ============    ============

The above computations are based upon the dilutive effects of agreements presently in effect. The basis for such computations is anticipated to change in the event the Merger with SDG (see "Commitments, Contingencies and Other Comments") is consummated.

New Accounting Pronouncements

On May 21, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a final consensus regarding Issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98- 9). The final consensus requires that the lessor defer recognition of contingent rental income, such as overage rent, until specified targets are met and amounts become billable to tenants. Although this consensus will not have a material effect on CPI's annual results, it is anticipated to impact the amount of overage rent recognized in the first three quarters of the calendar year. CPI adopted the consensus reached in EITF 98-9 during the second quarter of 1998 which had the effect of reducing net income by $3.3 million ($.13 per share of CPI Common Stock) for the six months ended June 30, 1998. Had this accounting change been applied to the 1997 financial statements it would have resulted in a $2.3 million ($.09 per share of CPI Common Stock) decrease to net income for the six months ended June 30, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. CPI intends to implement the operating and reportable segment rules in its year-end, audited financial statements.

Reclassifications

Certain reclassifications have been made to the June 30, 1997 financial statements to conform to the presentation for the period ended June 30, 1998. These reclassifications have no significant impact on CPI's financial statements.

Acquisitions and Dispositions

On December 31, 1996 and January 2, 1997, respectively, CPI, at costs of $198 million and $145 million, respectively, redeemed 1.51 million and 1.09 million shares of CPI Common Stock (and acquired related interests in CRC) held by a stockholder in exchange for $13 million in cash and interests in three shopping center properties valued at $330 million. The exchanges resulted in gain on disposition of the properties of $186.7 million, of which $71.7 million was recognized in December 1996 and $115 million was recognized in January 1997.

On January 9, 1998, CPI purchased a regional shopping center and adjoining land parcels located in Atlanta, Georgia for $198 million. Approximately $40 million was borrowed under a revolving credit facility to partially fund the purchase.

On January 30, 1998, CPI sold a regional shopping center for $81 million and recorded a gain on the sale of $43 million. Proceeds from the sale were used to repay the aforementioned borrowing under the revolving credit facility.

The following pro forma results of operations for the six months ended June 30, 1998 and 1997 assume the acquisition and dispositions closed as of January 1, 1997 and give effect to adjustments for depreciation expense related to the interest in property acquired and elimination of gain on the disposition of the properties.


                                             Six Months Ended June 30,
                                              1998              1997
                                              ----              ----
($ in thousands)

Rentals and related property income       $ 251,224          $ 232,129
                                          =========          =========
Net Income                                $  78,300          $  76,052
                                          =========          =========
Net Income per average share              $    2.82          $    2.65
  of CPI Common Stock outstanding         =========          =========


Real Estate

($ in thousands)

                                                                                                     Accumulated
                                                                         Construction &   Land Held  Depreciation
                                                           Buildings &  Pre-Construction     for         and       Mortgages
June 30, 1998                                     Land      Leaseholds      Costs        Development Amortization   Payable
------------------------------------------------------------------------------------------------------------------------------
Shopping centers                               $  225,215   $2,122,427   $   46,519      $ 6,834     $520,623      $ 1,250
Office buildings held for sale                     14,606      685,454        1,809                   111,561       10,707
Office buildings (including related
    mortgage loan of $20,565) and
    industrial park                                11,053       74,339                       516       19,717
Properties subject to net lease (principally
    retail facilities) and other (including
    mortgage loans of $6,939)                       6,040       19,172                                  6,431          952
                                               ----------   ----------   ----------      -------     --------      -------
                                               $  256,914   $2,901,392   $   48,328      $ 7,350     $658,332      $12,909
                                               ==========   ==========   ==========      =======     ========      =======


                                                                                                     Accumulated
                                                                         Construction &   Land Held  Depreciation
                                                           Buildings &  Pre-Construction     for         and       Mortgages
June 30, 1998                                     Land      Leaseholds      Costs        Development Amortization   Payable
------------------------------------------------------------------------------------------------------------------------------
Shopping centers                               $  196,052   $2,013,456   $   30,994      $ 6,835     $  517,386    $ 1,361
Office buildings (including related
    mortgage loan of $20,565) and
    industrial park                                25,819      744,839          703          516        121,102     13,230
Properties subject to net lease (principally
    retail facilities) and other (including
    mortgage loans of $22,054 of which
    $15,069 is related)                             6,796       20,993                    15,069          6,260      1,054
                                               ----------   ----------   ----------      -------     ----------    -------
                                               $  228,667   $2,779,288   $   31,697      $22,420     $  644,748    $15,645
                                               ==========   ==========   ==========      =======     ==========    =======

Receivables and Other Assets


                                                         June 30,  December 31,
                                                           1998       1997
($ in thousands)
Receivables (principally rentals) less allowance
    of $18,408 and $18,429                               $ 66,785     $ 71,363
Prepaid expenses and deferred charges                      15,361       20,301
Deferred compensation plan investments                     15,792       13,643
Issue costs on recourse debt, net of
    accumulated amortization of $4,007 and
    $3,614                                                  6,284        6,677
Tenant security deposits                                    3,556        2,380
Other                                                       5,468        4,586
                                                         --------     --------
                                                         $113,246     $118,950
                                                         ========     ========


Commitments, Contingencies and Other Comments

     (1) On February 19, 1998, CPI and CRC signed a definitive agreement (the "Merger Agreement") to merge a substantially wholly owned subsidiary of CPI with and into SDG, a publicly-traded REIT. In connection therewith, on August 13, 1998, CPI and CRC filed a Registration Statement on Form S-4, which included the prospectus for CPI and CRC and the proxy statement for SDG, with the Securities and Exchange Commission. The Merger has been approved by Board of Directors of each company which is a party to the Merger Agreement. Pursuant to stockholder voting agreements entered into at the time the Merger Agreement was executed, approximately two-thirds of CPI's stockholders agreed to approve the transaction, which is subject to the approval of the stockholders of SDG and other stockholders of CPI and CRC, as well as customary regulatory approvals and other conditions. The CPI, CRC and SDG stockholders' meetings to vote on the Merger are scheduled for September 23, 1998. The transaction is expected to be completed (the "Effective Time") on September 24, 1998 (the "Effective Date"). As of the Effective Time, (i) a substantially wholly owned subsidiary of CPI will merge with and into SDG, the shares of which will be exchanged for shares of CPI;
          (ii) CPI will be renamed Simon Property Group, Inc. ("SPG"); and
          (iii) CRC will be renamed SPG Realty Consultants, Inc. The Boards of Directors of SPG and SPG Realty Consultants, Inc. will each consist of 13 directors and will each include three directors designated by CPI. The officers of SPG and SPG Realty Consultants, Inc. will include two present officers of CPI and CRC.

          Each share of CPI Common Stock will be entitled to receive $90 in cash (subject to adjustment), 2.0818 shares of common stock of SPG and .19 shares of Series B Convertible Preferred Stock of SPG. The common stock component of the consideration is based upon a fixed exchange ratio of 2.0818 shares of SPG, and the cash portion is subject to a 15% symmetrical collar based upon the price of SDG common stock determined in a period ending shortly prior to closing of the Merger. Adjustments related to such collar will be in cash.

          In connection with the Merger, it is anticipated that substantially all of CPI's assets will be transferred to The Retail Property Trust ("RPT"), a REIT subsidiary of Simon DeBartolo Group, L.P. (the "SDG Operating Partnership"). RPT will assume CPI's obligations under certain notes issued pursuant to CPI indentures. SDG and CPI have received inquiries from certain note holders as to the means being utilized to effect compliance with the terms of the note indentures in connection with the Merger. Certain of such holders have expressed their view that they do not believe compliance may be effected without receiving waivers from the requisite percentage of CPI's noteholders. CPI and SDG believe that the transfer of CPI's assets to RPT and RPT's assumption of CPI's liabilities fully complies with the provisions of the note indentures.

          In the first six months of 1998, CPI incurred approximately $11.6 million of Merger-related costs, principally legal and advisory fees, which are included in the accompanying statements of income. If the Merger is effected, additional Merger costs, including severance payments pursuant to CPI's present policies, professional fees and other transaction costs, payable by CPI or its successor are projected to be approximately $71 million.

     (2) CPI sold the General Motors Building, New York City on July 31, 1998 for $800 million in cash and realized a gain of $204 million ($8.05 per share of CPI Common Stock). CPI has agreed in principle to sell the Rockaway Office Building in Rockaway, New Jersey for $6.8 million. Such sale is anticipated to close sometime in the third quarter of 1998. The sale will result in an estimated gain of approximately $2 million ($.08 per share of CPI Common Stock).

          The combined carrying amount of the General Motors Building and the Rockaway Office Building of $590 million is separately classified in the June 30, 1998 consolidated balance sheet. CPI ceased recording depreciation expense on these properties on the date they became properties held for sale. Rentals and related property income and net income from these properties included in the consolidated statements of income are summarized as follows:


                                              Six Months ended June 30,
                                                1998             1997
                                                ----             ----
($ in thousands)
Rentals and related property income           $46,172          $45,264
                                              =======          =======
Net income                                    $22,882          $15,739
                                              =======          =======

     (3) CPI has entered into commitments for future real estate investments aggregating approximately $138 million and $122 million at June 30, 1998 and December 31, 1997, respectively.

     (4) CPI is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, based upon the advice of both outside and corporate counsel, resolving these actions will not have a material effect upon CPI's financial condition.

     (5) On August 6, 1998, the CPI Directors declared: (i) distributions ($49.1 million) of $1.94 per share of CPI Common Stock to stockholders of record at the close of business on August 14, 1998, payable August 17, 1998; (ii) in accordance with the terms of the Merger Agreement a per share, per diem distribution of $.0213 from and including July 1, 1998, through the date of the Merger, payable on the Effective Date of the Merger to stockholders of record as of the close of business on the date immediately prior to the Effective Date of the Merger; and (iii) subject to the earning of sufficient cash flow, as defined, for the six month period ending September 30, 1998, $32.76 per share of 6.50% First Series Preferred Stock to stockholders of record at the close of business on September 15, 1998, payable September 30, 1998.

     (6) On August 6, 1998, the Board of Directors of CRC declared distributions ($.27 million) of $.10 per share of CRC Common Stock (which is equivalent to 1 cent per share of CPI Common Stock) to stockholders of record at the close of business on August 14, 1998, payable August 17, 1998 and, in accordance with the terms of the Merger Agreement, the Directors of CRC declared a per share, per diem distribution of $.0011 (which is equivalent to $.0001 per share of CPI Common Stock) from and including July 1, 1998, through the date of the Merger, payable on the Effective Date of the Merger to stockholders of record as of the close of business on the date immediately prior to the Effective Date of the Merger.

     (7) CPI has agreed to fully guarantee the payment of all installments of interest and principal on a $200 million loan granted on June 30, 1998 between Mall of Georgia, L.L.C., a joint venture developing a regional shopping center in which CPI has a 50% interest, and Teachers Insurance and Annuity Association of America and the Prudential Insurance Company of America (the "Guaranty"). CPI has further guaranteed the lien-free completion of construction of certain improvements on the Mall of Georgia site. In exchange for the Guaranty, CPI receives a priority distribution from the joint venture equal to the excess of 9% on the guaranteed loan balance over the actual interest accrued on the loan, such interest accruing at 7.09% per annum. Prior to December 31, 2002, CPI can be fully or partially released from the Guaranty if certain conditions are met as defined in the Guaranty. As of June 30, 1998, $71 million has been drawn down under the loan agreement. CPI has not accrued a liability at June 30, 1998 as no events have occurred, or are probable of occurring, which would require funding of the guaranteed payments.

     (8) CPI has entered into a $250 million revolving credit agreement with 13 banks. The agreement terminates on June 26, 2001 but is anticipated to be terminated at the time of the Merger. Interest, at CPI's choice, is computed at (1) a rate determined by a competitive bidding process, (2) a rate equal to a spread (currently 5/8%) over the adjusted London Interbank Offered Rate ("LIBOR") or (3) a rate equal to a spread (currently 0%) over the higher of the prime rate or 1/2% over the Federal Funds rate. The interest rate on each LIBOR-based borrowing is fixed at the time of borrowing. As of June 30, 1998, $13 million was outstanding pursuant to this agreement. Such outstanding balance was repaid in July 1998.

CORPORATE REALTY CONSULTANTS, INC.
AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                         June 30,     Dec. 31,
                                                           1998         1997
                                                       (Unaudited)
($ in thousands, except per share amounts)

Assets

Real estate investments:
     Buildings, net of accumulated depreciation
         and amortization of $11,077 and $10,613       $ 17,058      $ 16,938
     Investments in joint ventures                        3,573        18,007
     Land (including $400 held for sale)                  4,595         4,595
                                                       --------      --------
                                                         25,226        39,540

Cash and cash equivalents                                 2,416         4,147
Tenant receivables                                          638           478
Note receivable due from office building tenant             513           584
Fees receivable (including $365 and  $485 from
     related parties)                                       365           505
Prepaid real estate taxes and other assets
     (including $197 due from CPI as of June 30,
     1998)                                                  708           809
                                                       --------      --------
         Total assets                                  $ 29,866      $ 46,063
                                                       ========      ========
Liabilities and Stockholders' Equity

Liabilities:
     Mortgages payable (including $20,565
       payable to CPI)                                 $ 21,622      $ 21,749
     Notes payable to CPI                                              15,069
     Deferred taxes                                       3,374         3,564
     Other liabilities (including $723 and $655
       payable to CPI)                                    1,335         1,365
                                                       --------      --------
                                                         26,331        41,747
                                                       --------      --------
Stockholders' equity:
     CRC Common Stock, $.10 par value,
         3,542,767.5 shares authorized, and
         2,684,238.9 and 2,683,883.5 shares
         issued and outstanding                             268           268
     Capital in excess of par value                      13,355        13,352
     Accumulated deficit                                (10,088)       (9,304)
                                                       --------      --------
                                                          3,535         4,316
                                                       --------      --------
         Total liabilities and stockholders'
            equity                                     $ 29,866      $ 46,063
                                                       ========      ========


The accompanying notes are an integral part of these statements.


CORPORATE REALTY CONSULTANTS, INC.
AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Three Months     For the Six Months
                                                  Ended June 30,           Ended June 30,
                                                --------------------    --------------------
                                                  1998        1997        1998        1997
                                                --------    --------    --------    --------
                                                    (Unaudited)             (Unaudited)
($ in thousands, except per share amounts)
Revenue:
     Minimum rent (including  $365, $232,
         $731, and $613 from CPI)               $   775     $   885     $ 1,557     $ 1,773
     Expense recoveries (including $208,
         $190, $362, and $370 from CPI)             258         296         470         569
     Fee income (including $ - , $415,
         $ - and $850 from related parties)                     425           3         865
     Interest and other income                       40          67         108         191
                                                -------     -------     --------    -------
         Total revenue                            1,073       1,673       2,138       3,398
                                                -------     -------     --------    -------

Expenses:
     Property operating expenses
         (including $87, $88, $225 and
         $225 to CPI)                               694         777       1,367       1,525
     Management fees (including $ - ,
         $350, $ - and $700 to CPI)                  70         393          77         787
     Mortgage interest (including $309,
         $309, $617 and $617 to CPI)                338         342         676         685
     Depreciation and amortization                  235         211         464         424
     Administrative and other (including
         $37, $40, $75, and $78 to CPI)             188          58         265         155

         Total expenses                           1,525       1,781       2,849       3,576
                                                -------     -------     -------     -------

(Loss) before equity in income of joint
  ventures                                         (452)       (108)       (711)       (178)

Equity in income of joint ventures                  127          83         274         307
                                                -------     -------     -------     -------

Income (loss) before gain on sale of
  partnership interests                            (325)        (25)       (437)        129

Gain on sale of partnership interests
  to CPI                                                      1,259                   1,259
                                                -------     -------     -------     -------

Income (loss) before provision for
  income taxes                                     (325)      1,234        (437)      1,388

Provision (benefit) for income taxes               (123)        310        (190)        485
                                                -------     -------     -------     -------

Net income (loss)                               $  (202)    $   924     $  (247)    $   903
                                                =======     =======     =======     =======

Net income (loss) per average share
  outstanding (basic and diluted)               $ (0.07)    $  0.34     $ (0.09)    $  0.33
                                                =======     =======     =======     =======


The accompanying notes are an integral part of these statements.


CORPORATE REALTY CONSULTANTS, INC.
AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the Six Months
                                                                         Ended June 30
                                                                     1998          1997
                                                                   --------      --------
                                                                         (Unaudited)
($ in thousands)
Operating Activities
  Net income (loss)                                                $   (247)     $    903
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Equity in income of joint ventures                            (274)         (307)
         Depreciation and amortization                                  464           424
         Gain on sale of partnership interests to CPI                              (1,259)
         Decrease in receivables, prepaid real estate taxes
             and other assets (including $(77) and $326
             from related parties)                                      152           645
         Decrease in deferred taxes and other liabilities
             (including $68 and  $(330) to CPI)                        (220)          (84)
                                                                   --------      --------
  Net cash (used in)/provided by operating activities                  (125)          322
                                                                   --------      --------

Investing Activities
  Investments in buildings                                             (584)          (65)
  Investments in joint ventures                                      (2,833)      (13,923)
  Distributions from joint ventures                                  18,507           591
  Proceeds from sale of partnership interests to CPI                                2,363
                                                                   --------      --------
  Net cash provided by/(used in) investing activities                15,090       (11,034)
                                                                   --------      --------

Financing Activities
  Proceeds from issuance of notes payable received from
      CPI                                                             2,408        12,036
  Repayment of notes payable and accrued interest to CPI            (18,443)
  Mortgage principal payments                                          (127)         (117)
  Acquisition and retirement of CRC Common Stock                          3          (486)
  Cash distributions                                                   (537)         (564)
                                                                   --------      --------
  Net cash (used in)/provided by financing activities               (16,696)       10,869
                                                                   --------      --------

(Decrease)/increase in cash and cash equivalents                     (1,731)          157
Cash and cash equivalents at beginning of period                      4,147         4,797
                                                                   --------      --------

Cash and cash equivalents at end of period                         $  2,416      $  4,954
                                                                   ========      ========

Supplemental Disclosure:
  Interest paid (net of amounts capitalized) during the period
      (including $514 and $617 paid to CPI)                        $    563      $    676

Income taxes paid during the period                                $    137      $     23


The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CORPORATE REALTY CONSULTANTS, INC. AND CONSOLIDATED SUBSIDIARIES)

Description of Business

Corporate Realty Consultants, Inc. ("CRC"), a Delaware corporation, engages primarily in the ownership, operation, acquisition and development of real estate properties either directly or through interests in joint ventures. CRC was formed in October 1975 for the purpose of engaging in real estate activities that might be problematic for CPI, a self managed real estate investment trust ("REIT") which engages in the ownership, operation, management, leasing, acquisition, development and expansion of income producing properties throughout the United States, because of its qualification as a REIT for federal income tax purposes. CPI and CRC are parties to an agreement pursuant to which CRC may not engage in any activity that could be engaged in by CPI without jeopardizing its status as a REIT unless CPI shall have been given a right of first refusal to engage in such activity, and CPI may not refer to any person other than CRC any business opportunity that could not be engaged in by CPI without jeopardizing its status as a REIT unless CRC shall have been given the right of first refusal to take advantage of such opportunity.

All outstanding shares of CRC have been deposited in two trusts (the "CRC Trusts") under (1) a Trust Agreement dated October 30, 1979, among CRC, Bank of Montreal Trust Company (the current trustee) and Corporate Property Investors, predecessor to CPI, and (2) a Trust Agreement dated August 26, 1994, among CRC, Bank of Montreal Trust Company (the current trustee) and certain holders of shares of CPI 6.50% First Series Preferred Stock. The beneficial interests in the CRC Trusts are owned by stockholders of CPI in proportion to the respective number of CPI shares owned by such stockholders. Ownership of CRC shares is not evidenced by a separate stock certificate and cannot be transferred separately from the corresponding CPI shares. All directors of CRC must be directors of CPI, and the senior executive officers of CPI are also officers of CRC. The foregoing arrangements create a "paired-share REIT" structure for federal income tax purposes.

On February 19, 1998 CPI and CRC signed a definitive agreement to merge a substantially wholly owned subsidiary of CPI with and into Simon DeBartolo Group, Inc. ("SDG") (the "Merger") which is described in note (1) of the Commitments, Contingencies and Other Comments footnote herein.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be obtained for the year ended December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Registration Statement on Form S-4 dated August 13, 1998 filed by CPI and CRC.

The consolidated financial statements include the accounts of CRC and its wholly owned consolidated subsidiaries. Significant intercompany balances, transactions and accounts are eliminated in consolidation. Investments in joint ventures which represent noncontrolling 25%, 50% and 85% ownership interests and in which CRC exercises influence over the joint ventures' operating and financial policies are accounted for under the equity method of accounting. Investments in partnerships in which CRC exercises no influence over the partnerships' operating and financial policies (reflected as other investments in the accompanying consolidated balance sheets) are accounted for under the cost method of accounting. Generally, net income/(loss) for each joint venture and partnership is allocated consistent with the ownership interests held by each joint venturer and partner.

Investments in Joint Ventures

At June 30, 1998 and December 31, 1997, CRC's investment in joint ventures consists of (1) an 85% noncontrolling interest in Mill Creek Land, LLC ("Mill Creek") which was formed in 1997 to purchase, improve and sell land in Gwinnett County, Georgia and (2) a 25% limited partner interest in Cambridge Hotel Associates, a partnership which provides management and advisory services to the Cambridge Hotel in Cambridge, Massachusetts. CRC and its joint venture partner at Mill Creek share equally in all the development, operating and financial policy decision making of the joint venture. CRC funded approximately

$16.4 million of its total contribution to Mill Creek of $19.6 million from notes payable to CPI (see "Notes Payable"). CRC repaid such notes in April and June 1998 with the proceeds it received from Mill Creek's joint venture distributions. Mill Creek capitalizes all costs clearly associated with the acquisition, development and construction of its projects and recognizes profit on land sales in accordance with Financial Accounting Standards Board Statement No. 66, "Accounting for Sales of Real Estate."

CRC also held a 50% interest in Corporate Realty Capital, a partnership which generated fee income by providing mortgage banking services. As of December 31, 1997, Corporate Realty Capital ceased its operations and liquidated partnership assets. CRC will make no further contributions and expects no further distributions from Corporate Realty Capital.

As of June 30, 1998 and December 31, 1997, the excess of CRC's investment over its share of the equity in the underlying net assets of the joint ventures was approximately $2.2 million and $1.3 million, respectively. The combined condensed balance sheets of the joint ventures as of June 30, 1998 and December 31, 1997 and the related statements of net income for the six months ended June 30, 1998 and 1997 are as follows.


                                                 June 30,  December 31,
($ in thousands)                                   1998       1997
                                                  ------      -----
                                               (Unaudited)
Assets:
     Real estate assets                          $20,146     $18,746
     Other                                         3,000       3,188
                                                 -------     -------
     Total assets                                $23,146     $21,934
                                                 =======     =======
Liabilities:
     Mortgage payable                            $20,782     $  --
     Accounts payable and other                      548       2,088
                                                 -------     -------
     Total liabilities                           $21,330     $ 2,088
                                                 =======     =======
Joint Ventures' Equity:
     CRC                                         $ 1,399     $16,739
     Others                                          417       3,107
                                                 -------     -------
     Total joint venturers' equity               $ 1,817     $19,846
                                                 =======     =======

                                                  For the Six Months
                                                    Ended June 30,
                                                   1998        1997
                                                   ----        ----
                                                      (Unaudited)
Income                                           $ 1,332     $ 2,022
Expenses                                               2         328
                                                 -------     -------
Net Income                                       $ 1,330     $ 1,694
                                                 =======     =======


Income Per Share of CRC Common Stock

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The weighted average shares of CRC Common Stock outstanding used in the basic calculation are 2,684,000 and 2,754,000 for the six months ended June 30, 1998 and 1997, respectively. Exercise of outstanding stock options would result in an additional 23,500 shares of CRC Common Stock outstanding for the six months ended June 30, 1998. For the six months ended June 30, 1998 diluted earnings per share exclude these options because the exercise of such options would have been antidilutive.

Notes Payable

At December 31, 1997, the aggregate principal amount of the notes payable to CPI was $14 million. Such notes were unsecured, were to mature in 2007 and accrued interest at 12% per annum. The interest, which was compounded monthly and capitalized to the note balances, amounted to $1.1 million at December 31, 1997. In April and June 1998, CRC fully repaid the notes, which had an aggregate principal amount of $16.4 million, and accrued interest thereon of $2.1 million.

Related Party Transactions

Management and Consulting Services

CRC paid CPI for management and consulting services. Fees paid to CPI for the six months ended June 30, 1997 were approximately $.7 million. No fees were paid in 1998.

CRC also reimburses CPI for general and administrative expenses and payroll and related expenses incurred on CRC's behalf. Such reimbursements, included in administrative and other on the accompanying consolidated statements of operations, amounted to approximately $.1 million for each of the six months ended June 30, 1998 and 1997.

Pembrook Management Inc. ("PMI") was the managing agent for all of CPI's wholly-owned properties and certain properties in which CPI holds a joint venture interest under various management agreements. PMI assigned certain property management aspects of these management agreements, including leasing, legal and marketing services to CRC for which PMI paid CRC $.9 million for the six months ended June 30, 1997. Such fees are included in fee income on the accompanying consolidated statements of operations. PMI ceased business operations on December 31, 1997, at which time CPI commenced management of the properties.

Loan and Lease Commitments

CRC has a mortgage payable and, at December 31, 1997, notes payable to CPI (See "Notes Payable").

CRC receives rental and operating expense recovery income from CPI for space leased in the New York City office building it occupies. Rental and operating expense recovery income earned from CPI amounted to approximately $1.1 million and $1 million for the six months ended June 30, 1998 and 1997, respectively. In addition, CRC is liable to CPI for an overpayment of rent. This overpayment, which resulted from a lease modification effective January 1, 1997, amounted to $274,319 and $296,478, respectively, at June 30, 1998 and December 31, 1997, and is included in other liabilities in the accompanying consolidated balance sheets. This liability was repaid in September 1998.

Other

On April 1, 1997 CRC sold its approximately 1% limited partner interests in three partnerships, each of which owned property held for investment, to the general partner, CPI, for approximately $2.4 million and realized a gain on the sale of approximately $1.3 million.

Commitments, Contingencies and Other Comments

(1) On February 19, 1998, CPI and CRC signed a definitive agreement (the "Merger Agreement") to merge a substantially wholly owned subsidiary of CPI with and into SDG, a publicly-traded REIT. In connection therewith, on August 13, 1998, CPI and CRC filed a Registration Statement on Form S-4, which included the prospectus for CPI and CRC and the proxy statement for SDG, with the Securities and Exchange Commission. The Merger has been approved by the Board of Directors of each company which is a party to the Merger Agreement. Pursuant to stockholder voting agreements entered into at the time the Merger Agreement was executed, approximately two-thirds of CPI's stockholders agreed to approve the transaction, which is subject to the approval of the stockholders of SDG and other stockholders of CPI and CRC, as well as customary regulatory approvals and other conditions. The CPI, CRC and SDG stockholders' meetings to vote on the merger are scheduled for September 23, 1998. The transaction is expected to be completed (the "Effective Time") on September 24, 1998 (the "Effective Date"). As of the Effective Time, (i) a substantially wholly owned subsidiary of CPI will merge with and into SDG, the shares of which will be exchanged for shares of CPI; (ii) CPI will be renamed Simon Property Group, Inc. ("SPG"); and (iii) CRC will be renamed SPG Realty Consultants, Inc. The Boards of Directors of SPG and SPG Realty Consultants, Inc. will each consist of 13 directors and will each include three directors designated by CPI. The officers of SPG and SPG Realty Consultants, Inc. will include two present officers of CPI and CRC.

(2) On August 6, 1998, the Directors of CRC declared distributions ($.27 million) of $.10 per share of CRC Common Stock to stockholders of record at the close of business on August 14, 1998, payable August 17, 1998 and, in accordance with the terms of the Merger Agreement, the Directors of CRC declared a per share, per diem distribution of $.0011 from and including July 1, 1998, through the date of the Merger, payable on the Effective Date of the Merger to stockholders of record as of the close of business on the date immediately prior to the Effective Date of the Merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE PROPERTY INVESTORS, INC.

Certain statements made in this section may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein do not take into account the proposed Merger with SDG. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CPI to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, without limitation, affect demand for office and retail space, availability and creditworthiness of prospective tenants, lease rents and availability of financing; adverse changes in the real estate markets including, without limitation, competition with other companies, risks of real estate development and acquisition; risks relating to year 2000 issues; governmental actions and initiatives; and environmental/safety requirements.

The financial results reported reflect the following significant events:

1. The redemption in January 1997, at a cost of $145 million, of 1.09 million shares of CPI Common Stock (and related interests in CRC) in exchange for a joint venture interest in North Star Mall;

2. The purchase for $198 million of the Phipps Plaza, Atlanta, Georgia regional shopping center and peripheral land in January 1998; and

3. The sale for $81 million in cash of Burnsville Center, Minneapolis, Minnesota in January 1998.

Results of Operations

Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997

Total revenue increased by $5.7 million, or 4.7%, in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Principal positive changes were the acquisition of Phipps Plaza regional shopping center ($4.4 million), increases aggregating approximately $1.2 million in cost recoveries from tenants (principally real estate taxes and common area expenditures), promotion fund revenues previously received by independent merchants associations ($3.3 million), increased occupancy levels ($3.6 million), the net effect of new leases commencing at an average effective rent (minimum and percentage rents) per square foot of $42 versus leases expiring at an average effective rent of $35 per square foot ($1.8 million) and increased lease-up of expansions at South Shore Plaza and Roosevelt Field Mall ($.9 million).

Other revenue changes were a decrease in interest income of $3.1 million due to a decrease in average outstanding short-term money market investments, a decrease in revenues ($4.2 million) resulting from the sales of Burnsville Center shopping center and the Roosevelt Field Office Building; a decrease in overage rent ($2.4 million) due to adoption in the three months ended June 30, 1998 of Emerging Issues Task Force pronouncement "Accounting for Contingent Rent in Interim Financial Periods".

Total expenses decreased by .1% ($.1 million) due to an increase in new promotion fund costs ($3 million) and increases in other property expenses ($.5 million) offset by a decrease of $3.6 million in depreciation and amortization due to the General Motors Building being held for sale during the second quarter of 1998.

Merger related costs of $4 million were incurred in the three months ended June 30, 1998.

Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

Total revenue increased by $15 million, or 6.3% in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Principal positive changes were the acquisition of Phipps Plaza regional shopping center ($9 million), the net effect of new leases commencing at an average effective rent (minimum and percentage rents) per square foot of $42 versus leases expiring at an average effective rent of $35 per square foot ($6.4 million), increased occupancy levels ($5.9 million), increased lease-up of expansions at South Shore Plaza and Roosevelt Field Mall ($2.6 million), promotion fund revenues previously received by independent merchants' associations ($5.2 million), and an increase ($2.6 million) in cost recoveries from tenants (principally real estate taxes and common area expenditures). Other revenue changes were a decrease in interest income (described below), a decrease in revenues ($7.3 million) resulting from the sales of Burnsville Center shopping center and the Roosevelt Field Office Building, and a decrease in overage rent

($1.7 million) due to adoption in the three months ended June 30, 1998 of Emerging Issues Task Force pronouncement "Accounting for Contingent Rent in Interim Financial Periods".

Interest income decreased by $8.2 million on a comparable basis principally as a result of the repayment in March 1997, of mortgages receivable on two regional shopping centers in which CPI was also a joint venturer ($1.2 million) and a decrease in average outstanding short-term money market investments ($7 million).

Total expenses increased $.2 million, or .1%, in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 due to an increase in new promotion fund costs ($5 million) and increases in other property expenses ($1.4 million) offset by a decrease of $3.7 million in depreciation and amortization primarily as a result of the General Motors Building being held for sale and therefore no longer depreciated and a decrease in interest expense ($2.9 million) primarily due to the repayment at maturity of $100 million of 8 3/4% Notes in March 1997.

The sale, in January 1998, of Burnsville Center resulted in substantially all the approximately $45 million gain on sales of property in the six months ended June 30, 1998 and the disposition of North Star Mall in January 1997 resulted in substantially all the approximately $116 million of such gains in the comparable six months ended June 30, 1997.

Merger related costs of $11.6 million were incurred in the six months ended June 30, 1998.

New Accounting Pronouncement

During the second quarter of 1998, the Financial Accounting Standards Board issued EITF 98-9, which clarified its position relating to the timing of recognizing contingent rent. The adoption of EITF 98-9 will not have a material effect on CPI's annual results, however, it is anticipated to impact the amount of overage rent recognized in the first three quarters of the calendar year. CPI has adopted this pronouncement prospectively, beginning in the second quarter of 1998 which had the effect of reducing net income by $3.3 million for the six months ended June 30, 1998. Had this accounting change been applied to the 1997 financial statements, it would have resulted in a $2.3 million decrease to net income for the six months ended June 30, 1997.

Liquidity and Capital Resources

As of June 30, 1998, cash and cash equivalents aggregated $76 million. In addition, at that date CPI had $237 million undrawn under a $250 million unsecured revolving credit agreement (the "Revolving Credit Agreement"). The $13 million borrowing outstanding as of June 30, 1998 under the Revolving Credit Agreement was repaid in July 1998.

CPI sold the General Motors Building in New York City on July 31, 1998 for $800 million in cash, thereby increasing cash and cash equivalents to approximately $830 million. The gain on sale approximated $200 million.

CPI management anticipates that cash generated from CPI stand-alone operations will provide necessary funds for operating expenses, periodic debt service on outstanding indebtedness, distributions on $209 million of outstanding CPI Preferred Stock and periodic distributions to holders of CPI Common Stock. It is further anticipated that future drawdowns under the Revolving Credit Agreement, the proceeds from the sale of the General Motors Building and construction financing for the Mall of Georgia development will be sufficient to fund all committed capital expenditures, principally construction, expansion, renovation and department store and mall tenant inducement costs. Expenditures for realty projects previously approved by the CPI Board of Directors are expected to aggregate $200 million through completion. The following are significant anticipated capital expenditures and financings:

     1. CPI is undertaking a complete renovation of Walt Whitman Mall, which is expected to be completed in fall 1998. Walt Whitman is presently a two department store shopping center with 285,000 square feet of mall gross leaseable area ("GLA"). The present department store anchors are Macy's, which opened a complete renovation of its 302,000 square foot store in October 1997, and Bloomingdales, which opened a complete renovation of its 220,000 square foot store in August 1998. Lord & Taylor is presently constructing a new 120,000 square foot store anticipated to open in November 1998, and Saks Fifth Avenue is commencing construction of a 100,000 square foot specialty store projected to open in spring 1999. Projected capital expenditures by CPI aggregate approximately $61 million.

     2. CPI and local development partners have commenced construction of the Mall of Georgia, a 1.6 million square foot regional shopping center in Buford, Georgia ( a suburb of Atlanta) to be anchored by

          Nordstrom, Lord & Taylor, J.C. Penney and Dillard's department stores. Mall store space will approximate 500,000 square feet, a "village" area of 120,000 square feet will be dedicated to lifestyle uses, and approximately 105,000 square feet of theater and IMAX complex space is to be built. Opening is projected for fall 1999 and spring 2000. On June 30, 1998, a $200 million construction and permanent loan, guaranteed by CPI, maturing July 1, 2010 with interest at 7.09% per annum closed. Simultaneously therewith, the first draw down of $71 million was made.

     3. The CPI Board of Directors has approved the expansion and renovation of Town Center at Boca Raton (Florida), an existing 1.3 million square foot regional mall presently anchored by Sears, Burdines, Saks Fifth Avenue, Bloomingdales and Lord & Taylor. The expansion and renovation, which are projected to cost approximately $65 million, will include a new 170,000 square foot Nordstrom store (to open in 2000), approximately 94,000 square feet of additional enclosed mall GLA and approximately 50,000 square feet of additional space in existing department stores.

CPI has a number of small expansion and/or renovation projects currently in the pre-development phase. Prior to the Effective Date of the Merger, aggregate expenditures for such projects, department store and mall tenant inducements are projected to be approximately $6 million.

Interest payable on the Revolving Credit Agreement is based upon LIBOR and accordingly, CPI's future earnings, cash flows and future values relative to outstanding indebtedness may, to some extent, be dependent upon future indebtedness outstanding under the Revolving Credit Agreement at floating interest rates. All presently outstanding indebtedness is at fixed interest rates.

Acquisitions, construction, expansion and renovation activities have been an integral part of CPI's activities. Capital expenditures, based upon CPI's share of joint venture expenditures, and financing related thereto for the period ended June 30, 1998 and year ended December 31, 1997, respectively, are summarized in the table below.


                                                           Through
                                                           June 30,
                                                             1998        1997
                                                            ------       ----
Expenditures:                                                ($ in millions)
  Acquisitions .......................................      $ 198       $--
  Development ........................................         19          24
  Expansions and renovations (1) .....................         15          52
  Department store, office building & mall tenant
     inducements .....................................         12          31
  Recoverable from tenants ...........................       --             9
  Other ..............................................          3           8
                                                            -----       -----
                                                            $ 247       $ 124
                                                            =====       =====
Financings:
  Equity
     -issuance .......................................      $--         $--
     -repurchase/redemption ..........................       --          (220)
  Unsecured recourse debt
     -issuance .......................................         53        --
     -repayment ......................................        (40)       (100)
  Secured debt
     -issuance .......................................         36          46
     -repayment ......................................       --          --
                                                            -----       -----
                                                            $  49       $(274)
                                                            =====       =====

(1) including department store and mall tenant inducements for expansion GLA.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

CPI management believes that there are several important factors that contribute to the ability of CPI to operate and improve its profitability, including aggregate tenant sales volume, sales per square foot, occupancy levels and tenant costs. Each of these factors has a significant effect on EBITDA from company operations. CPI management believes that EBITDA from company operations is, among others, a reasonable measure of operating performance because (i) it is industry practice to evaluate real estate companies based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA, and (ii) EBITDA is unaffected by the liquidity, debt and equity structure of the company. EBITDA
(i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities; and (iv) is not an alternative to cash flows as a measure of liquidity.

Total EBITDA increased from $151.4 million for the six months ended June 30, 1997 to $169.1 million for the same period in 1998, representing a 11.7% increase. This increase principally results from the addition of mall GLA, the lease-up of expansions, decreased vacancies and increased rental rates.

The following table summarizes CPI's EBITDA from operations and operating profit margin, defined as EBITDA from operations as a percentage of revenue (both excluding corporate level short-term interest income) and reconciles net income, computed in accordance with generally accepted accounting principles, to EBITDA from operations:

                                                      Three Months            Six Months
                                                         Ended                   Ended
                                                        June 30,               June 30,
                                                -----------------------   --------------------
                                                   1998        1997        1998         1997
                                                   ----        ----        ----         ----
                                                               ($ in millions)

Net income                                       $  40.1     $  36.4     $  121.6     $  188.3
(Gain)/loss on sales of properties                  (1.0)         .5        (45.3)      (116.0)
Merger-related costs                                 4.1      --             11.6       --
Corporate level short-term interest income          (1.1)       (4.2)        (2.4)       (10.6)
Interest expense                                    18.4        19.2         37.6         39.9
Depreciation of real estate and amortization
  of department store and tenant
  inducements and leasing costs                     21.7        25.1         46.0         49.8
                                                 -------     -------     --------     --------
EBITDA                                           $  82.2     $  77.0     $  169.1     $  151.4
                                                 =======     =======     ========     ========
Operating Profit Margins                            58.7%       58.9%        59.9%        58.8%

Excluding the effect of the accounting change resulting from EITF 98-9, operating profit margins for the three and six months ended June 30, 1998 would have been 61.1% and 61.0%, respectively.

Funds From Operations ("FFO")

FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income without giving effect to depreciation and amortization (excluding amortization of deferred financing costs or assets other than those uniquely significant to the real estate industry and depreciation of non-real estate assets), gains or losses from (i) extraordinary items, (ii) sales of real estate, or (iii) investments in marketable securities, plus the allocable portion of FFO from unconsolidated entities, all determined on a consistent basis in accordance with generally accepted accounting principles. CPI management believes that FFO is a widely used supplemental measure of the operating performance of REITs which provides a basis for comparison of REITs and is presented to assist investors with such comparisons and in analyzing the operating performance of CPI. CPI's method of calculating FFO may be different from the method used by other REITs. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.

The table below summarizes FFO allocable to holders of CPI Common Stock for the periods presented and reconciles net income, computed in accordance with generally accepted accounting principles, to FFO allocable to holders of CPI Common Stock.


                                                        Three Months           Six Months
                                                          Ended                  Ended
                                                         June 30,               June 30,
                                                    -------------------   --------------------
                                                      1998       1997       1998        1997
                                                      ----       ----       ----        ----
                                                                 ($ in millions)

Net income                                          $  40.1    $  36.4    $  121.6    $  188.3
(Gain)/loss on sales of properties                     (1.0)        .5       (45.3)     (116.0)
Merger costs                                            4.1        --         11.6         --
6.50% First Series Preferred Stock dividends
     earned                                            (3.5)      (3.5)       (6.9)       (6.9)
Depreciation of real estate and amortization of
     department store and tenant inducements
     and leasing costs                                 21.7       25.1        46.0        49.8
                                                    -------    -------    --------    --------
FFO allocable to holders of CPI Common Stock        $  61.4    $  58.5    $  127.0    $  115.2
                                                    =======    =======    ========    ========

Mall Tenant Sales

The average mall tenant sales productivity of shopping centers owned by CPI has been amongst the highest in the United States. The table below summarizes annualized sales data for those mall tenants-in-occupancy at each year-end at all shopping centers owned by CPI adjusted to eliminate the effect of mall tenants which CPI management believes are atypical (Phipps Plaza, acquired in 1998, at which projected average annualized mall tenant sales per square foot exceed $500 has been excluded for 1997).


                                                                   December 31,
                                                     June 30,1998     1997

Combined per square foot of GLA ......................   $ 412       $ 388
# of shopping centers:
     -over $500 per square foot ......................       5           3
     -$400-$499 per square foot ......................       3           3
     -$300-$399 per square foot ......................      10          11
     -under $300 per square foot .....................       5           5
                                                         -----       -----
                                                            23          22
                                                         =====       =====


The following illustrates the comparable, defined as tenants in occupancy for at least two years, and total dollar mall tenant sales at shopping centers presently owned by CPI. For comparison purposes, 1997 year to date data includes Phipps Plaza, which was purchased in January of 1998.


                                                      Comparable                 Total
                                        $ in billions  % Change  $ in billions  % Change
                                        -------------  --------  -------------  --------
For the six months ended June 1998 ...     $1.16         3.5%       $1.36          8.0%
For the six months ended June 1997 ...     $1.12                    $1.26

Mall retail sales levels affect future revenue and profitability because they are one of the most significant factors in the determination of the amounts of minimum rent that can be charged and the recoverable expenditures (principally real estate taxes and common area costs) that mall tenants can afford to pay. In addition, mall retail sales determine the amount of percentage rents payable by tenants.

Mall Tenant Occupancy Levels

Mall GLA occupied by tenants with an initial lease term under one-year is considered vacant by CPI for purposes of computing occupancy data. The trend in comparative (month-to-month) occupancy levels has been upward since July 1997. Indicative of such positive trends are occupancy levels for the following comparable periods:


                                        Average Occupancy
                     ----------------------------------------------------------
                                1997                          1998
                     ----------------------------  ----------------------------
                     Permanent  Temporary   Total  Permanent  Temporary   Total
January 1 - June 30     87.3%      1.4%     88.7%     91.5%      1.7%     93.2%
July 1 - December 31    89.2%      2.0%     91.2%

Occupancy levels since July 1997 have benefited significantly from a reduced number of mall tenant bankruptcies and abandonments of space.

Mall Tenant Occupancy Costs

Average mall tenants' occupancy costs as a percentage of sales were 13.2%
(1997), 12.8% (1996) and 12.6% (1995). A mall tenant's ability to pay rent is affected by the percentage of its sales represented by occupancy costs (including expense recoveries). CPI management believes that continuing efforts to increase sales, control property operating expenditures and remerchandise space will allow the continuance of the past trend of increasing minimum rents.

Average Effective Rents

Average effective (minimum and percentage) rents per square foot of mall tenant GLA increased from 1995 to 1997 as follows:

         1997. . . . . . . . . . . . . . . . . . . . . . . $35.40
         1996. . . . . . . . . . . . . . . . . . . . . . . $33.60
         1995. . . . . . . . . . . . . . . . . . . . . . . $30.70

Such increase represents a compound annual growth rate of 4.6%. CPI management believes that CPI's average effective rents are amongst the highest charged in the industry and reflect the quality of the properties in CPI's portfolio and the ability they afford to retailers to achieve attractive sales levels.

Inflation

Inflation has remained relatively low during the past four years and has had a relatively low impact on the operating performance of CPI's properties. Nonetheless, substantially all of the mall tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses providing for percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Substantially all of the shopping center leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing CPI's exposure to increases in costs and operating expenses resulting from inflation.

However, inflation may have a negative impact on some of CPI's other operating items. Interest and general and administrative expenses may be adversely affected by inflation, as these specified costs could increase at a rate higher than rents. Presently a preponderant portion of CPI's indebtedness is long-term, and all outstanding amounts are at fixed interest rates. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time. Such effect, if it occurs, may be partially offset by increases in percentage rents resulting from inflation.

Year 2000 Cost

CPI management continues to assess the impact of the year 2000 issue on its reporting systems and operations. The year 2000 issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits would always be "19". Unless corrected, this shortcut would cause problems when the century date occurs. On that date, some computer programs may misinterpret the date January 1, 2000 as January 1, 1900. This could cause systems to incorrectly process critical financial and operational information, or stop processing altogether.

To help facilitate CPI's future operations, substantially all of the computer systems and applications in use in its home office have been, or are in the process of being, upgraded and modified. CPI is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable year 2000 issues as they might affect the computer systems and applications located in its home office. CPI continues to evaluate what effect, if any, the year 2000 issue might have at its properties. CPI anticipates that the process of reviewing this issue at its properties and the implementation of solutions to any year 2000 issue which it may discover may require the expenditure of sums which CPI does not expect to be material. CPI management expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the year 2000 issue will materially impact the financial condition or operations of CPI.

Definitive Merger Agreement

On February 19, 1998, CPI and CRC signed a definitive agreement (the "Merger Agreement") to merge a substantially wholly owned subsidiary of CPI with and into SDG, a publicly-traded REIT. In connection therewith, on August 13, 1998 CPI and CRC filed a Registration Statement on Form S-4 (the "Registration Statement"), which included the prospectus for CPI and CRC and the proxy statement for SDG, with the Securities and Exchange Commission. The Merger has been approved by the Board of Directors of each company which is a party to the Merger Agreement. Pursuant to stockholder voting agreements entered into at the time the Merger Agreement was executed, approximately two-thirds of CPI's stockholders agreed to approve the transaction, which is subject to the approval of the stockholders of SDG and other stockholders of CPI and CRC, as well as customary regulatory approvals and other conditions. The CPI, CRC and SDG stockholders' meetings to vote on the Merger are scheduled for September 23, 1998. The transaction is expected to be completed (the "Effective Time") on September 24, 1998 (the "Effective Date"). As of the Effective Time, (i) a substantially wholly owned subsidiary of CPI will merge with and into SDG, the shares of which will be exchanged for shares of CPI; (ii) CPI will be renamed Simon Property Group, Inc. ("SPG"); and (iii) CRC will be renamed SPG Realty Consultants, Inc. The Boards of Directors of SPG and SPG Realty Consultants, Inc. will each consist of 13 directors, and each will include three directors designated by CPI. The officers of SPG and SPG Realty Consultants, Inc. will include two present officers of CPI and CRC.

Each share of CPI Common Stock will be entitled to $90 in cash (subject to adjustment), 2.0818 shares of common stock of SPG and .19 shares of Series B Convertible Preferred Stock of SPG. The common stock component of the consideration is based upon a fixed exchange ratio of 2.0818 shares of SPG, and the cash portion is subject to a 15% symmetrical collar based upon the price of SDG common stock determined in the period ending shortly prior to the Merger. Adjustments related to such collar will be in cash.

In connection with the Merger, it is anticipated that substantially all of CPI's assets will be transferred to The Retail Property Trust ("RPT"), a REIT subsidiary of Simon DeBartolo Group, L.P. (the "SDG Operating Partnership"). RPT will assume CPI's obligations under certain notes issued pursuant to CPI Indentures. SDG and CPI have received inquires from certain note holders as to the means being utilized to effect compliance with the terms of the note indentures in connection with the Merger. Certain of such holders have expressed their view that they do not believe compliance may be effected without receiving waivers from the requisite percentage of CPI's note holders. CPI and SDG believe that the transfer of CPI's assets to RPT and RPT's assumption of CPI's liabilities fully complies with the provision of the note indentures.

In the first six months of 1998, CPI incurred approximately $11.6 million of Merger-related costs, principally legal and advisory fees. If the Merger is effected, additional Merger costs, including severance payments pursuant to CPI's present policies, professional fees and other transactions costs, payable by CPI or its successor are projected to be approximately $71 million.

Seasonality

The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.

CORPORATE REALTY CONSULTANTS, INC.

Certain statements made in this section may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein do not take into account the proposed Merger with SDG. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CRC to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, without limitation, affect demand for office and retail space, availability and creditworthiness of prospective tenants, lease rents and availability of financing; adverse changes in the real estate markets including, without limitation, competition with other companies, risks of real estate development and acquisition; risks relating to year 2000 issues; governmental actions and initiatives; and environmental safety requirements.

The financial results reported reflect the following significant events:

1. The sale for $2.36 million to CPI in April of 1997 of its minority partnership interests in Rockaway Townsquare Mall, the Rockaway Office Building and the Livingston Mall;

2. The acquisition and development in conjunction with local partners of the peripheral land at the regional shopping center in Buford, Georgia (a suburb of Atlanta), being developed by CPI and local development partners; and

3. The ownership of the leasehold position of an office building at 305 East 47th Street in New York, New York, of which the principal tenant and land owner is CPI.

Results of Operations

Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997

Total revenue decreased by $0.6 million or 36%, in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 resulting principally from (i) a decrease of approximately $0.4 million in revenue for providing property-related services resulting from a decrease in properties managed and (ii) a decrease in minimum rent and expense recoveries of approximately $0.2 million as a result of increased vacancies, rental concessions and the renewal of CPI's lease at the 305 East 47th Street office building.

Total expenses decreased by approximately $0.3 million, or 14%, in the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. The principal change was a decrease in management fees paid to CPI as a result of a reduction in CRC's management services in 1998.

The gain on sale of partnership interests of $1.3 million in the quarter ended June 30, 1997 is the result of the sale to CPI of partnership interests in Rockaway Townsquare Mall, the Rockaway Office Building and the Livingston Mall during the second quarter of 1997.

The benefit for income taxes increased $0.4 million due to CRC recognizing a significantly higher net income in the quarter ended June 30, 1997 than in the quarter ended June 30, 1998, principally due to the aforementioned gain on sale of partnership interests.

Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

Total revenue decreased by $1.3 million, or 37%, in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 resulting principally from (i) a decrease of approximately $0.9 million in revenue for providing property-related services resulting from a decrease in properties managed, and (ii) a decrease in minimum rent and expense recoveries of approximately $0.3 million as a result of increased vacancies, rental concessions and the renewal of CPI's lease at the office building located at 305 East 47th Street.

Total expenses decreased by approximately $0.7 million, or 20%, in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The principal change was a decrease in management fees paid to CPI as a result of reduction in CRC's management services in 1998.

The gain on sale of partnership interests of $1.3 million in the six months ended June 30, 1997 is attributable to the sale to CPI of partnership interests in Rockaway Townsquare Mall, the Rockaway Office Building and the Livingston Mall.

The provision for income taxes was reduced $0.7 million in the six months ended June 30, 1998 as a result of a net loss for this period compared to a significantly higher net income in the six months ended June 30, 1997 principally due to the aforementioned gain on sale of partnership interests.

Liquidity and Capital Resources

As of June 30, 1998 cash and cash equivalents aggregated $2.4 million.

In 1997 and the first six months of 1998, CRC invested $16.7 million and $2.8 million, respectively, in Mill Creek Land, LLC partially funded by unsecured borrowings from CPI of $13.9 million and $2.4 million, respectively. In April and June 1998, CRC fully repaid the borrowings from CPI.

CRC management anticipates that cash generated from CRC stand-alone operations will provide necessary funds for operating expenses, periodic debt service on outstanding indebtedness, and normal periodic distributions to CRC stockholders through the date of the Merger.

CRC management anticipates that current cash and cash equivalents plus the construction financing of the Mill Creek Land project will be sufficient to fund all capital expenditures through the date of the Merger.

Inflation

Inflation has remained relatively low during the past four years and has had a relatively low impact on the operating performance of CRC's properties. The interest rates payable on certain portions of CRC's indebtedness may be subject to increase as a result of inflation; however, a preponderant portion of CRC's current indebtedness is owed to CPI.

With respect to CRC's office rental business, interest and general and administrative expenses may be adversely affected by inflation, as these specified costs could increase at a higher rate than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these lease, could be lower than the increase in inflation at any given time.

The effect of inflation on CRC's land development business is uncertain. Inflation may cause the value of CRC's land holdings to increase. However, the occurrence of inflation may also negatively impact the demand for undeveloped land, which would have an adverse effect on CRC.

Year 2000 Cost

CRC management continues to assess the impact of the year 2000 issue on its reporting systems and operations. The year 2000 issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits would always be "19". Unless corrected, this shortcut would cause problems when the century date occurs. On that date, some computer programs may misinterpret the date January 1, 2000 as January 1, 1900. This could cause systems to incorrectly process critical financial and operational information, or stop processing altogether.

To help facilitate CRC's future operations, substantially all of the computer systems and applications in use in its home office (which computer systems and applications are shared with CPI) have been, or are in the process of being, upgraded and modified. CRC is of the opinion that, in connection with those upgrades and modifications, the applicable year 2000 issues as they might affect the computer systems and applications located in its home office have been addressed. CRC continues to evaluate what effect, if any, the year 2000 issue might have at its properties. CRC anticipates that the process of reviewing this issue at its properties and the implementation of solutions to any year 2000 issue which it may discover may require the expenditure of sums which CRC does not expect to be material. CRC management expects that all systems will have been appropriately modified before any significant processing malfunctions could occur and does not expect the year 2000 issue will materially impact the financial condition or operations of CRC.

Definitive Merger Agreement

On February 19, 1998, CPI and CRC signed the Merger Agreement to merge a substantially wholly owned subsidiary of CPI with and into SDG. In connection therewith, on August 13, 1998, CPI and CRC filed a registration statement on Form S-4, which included the prospectus for CPI and CRC and the proxy statement for SDG, with the Securities and Exchange Commission. The Merger has been approved by Boards of Directors of all companies party to the Merger Agreement. The CPI, CRC and SDG stockholders' meetings to vote on the Merger are scheduled for September 23, 1998. The transaction is expected to be completed (the "Effective Time") on September 24, 1998. As of the Effective Time, CRC will be renamed SPG Realty Consultants, Inc. Following the Merger, the Board of Directors of Realty Consultants, Inc. will include three directors appointed by CPI, and the officers of SPG Realty Consultants, Inc. will include two present officers of CRC.

Seasonality

CRC's principal businesses, office building rental and land development, are not subject to seasonality. However, income from its land development business is generated at irregular intervals and is unpredictable.

Exhibit
   No.                     Description

PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
   No.                     Description

2.1 Purchase and Sale Agreement, dated December 12, 1997, between The Equitable Life Assurance Society of the United States and SM Portfolio Partners. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 2.1).

2.2 Agreement and Plan of Merger, dated February 18, 1998, among SDG and CPI and CRC. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 2.2).

3.1 Certificate of Incorporation of CPI. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998,
     Exhibit 3.1).

3.2 By-laws of CPI. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 3.3).

3.3 Certificate of Incorporation of CRC. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998,
     Exhibit 3.5).

3.4 By-laws of CRC. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 3.7).

4.1 Form of Restated Certificate of Incorporation of SPG Realty Consultants, Inc. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 3.6).

4.2 Form of Restated By-laws of SPG Realty Consultants, Inc. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 3.8).

4.3 Trust Agreement, dated as October 30, 1979, among stockholders of CPI, CRC and First Jersey National Bank, as Trustee. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 4.7).

4.4 Trust Agreement, dated as of August 26, 1994, among the holders of the 6.50% First Series Preference Shares of CPI, CRC and Bank of Montreal Trust Company, as Trustee. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 4.8).

4.5 $21,000,000 Mortgage Note dated January 1, 1994 of 303-313 East 47th Street Associates Payable to CPI. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998,
     Exhibit 4.14).

4.6 Form of Simon Group Common Stock Certificate. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 4.3).

4.7 Form of Simon Group Class B Common Stock Certificate. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 4.4).

4.8 Form of Simon Group Class C Common Stock Certificate. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 4.5).

4.9 Form of SPG Realty Consultants, Inc. Common Stock Certificate. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 4.6).

10.1 Representative Form of Lease with respect to The Limited Stores, Inc. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 10.19).

Exhibit
   No.                     Description


27.1 Financial Data Schedule of CPI.

27.2 Financial Data Schedule of CRC.

(b)      Reports on Form 8-K

No reports on Form 8-K were filed by either CPI or CRC during the quarter ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY INVESTORS, INC.
                                   (Registrant)



Date:  September 22, 1998          /s/  Michael L. Johnson
                                   -----------------------
                                   Michael L. Johnson
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Authorized Officer)



Date:  September 22, 1998          /s/  Daniel J. Cohen
                                   --------------------
                                   Daniel J. Cohen
                                   Vice President and Controller
                                   (Authorized Officer)



                                   CORPORATE REALTY CONSULTANTS, INC.
                                   (Registrant)



Date:  September 22, 1998          /s/  Michael L. Johnson
                                   -----------------------
                                   Michael L. Johnson
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Authorized Officer)




Date:  September 22, 1998          /s/  Daniel J. Cohen
                                   --------------------
                                   Daniel J. Cohen
                                   Vice President and Controller
                                   (Authorized Officer)

                                 EXHIBIT INDEX


  Exhibit
    No.                        Description

     2.1 Purchase and Sale Agreement, dated December 12, 1997, between The Equitable Life Assurance Society of the United States and SM Portfolio Partners. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 2.1).

     2.2 Agreement and Plan of Merger, dated February 18, 1998, among SDG and CPI and CRC. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 2.2).

     3.1 Certificate of Incorporation of CPI. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 3.1).

     3.2 By-laws of CPI. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 3.3).

     3.3 Certificate of Incorporation of CRC. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 3.5).

     3.4 By-laws of CRC. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 3.7).

     4.1 Form of Restated Certificate of Incorporation of SPG Realty Consultants, Inc. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 3.6).

     4.2 Form of Restated By-laws of SPG Realty Consultants, Inc. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 3.8).

     4.3 Trust Agreement, dated as October 30, 1979, among stockholders of CPI, CRC and First Jersey National Bank, as Trustee. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 4.7).

     4.4 Trust Agreement, dated as of August 26, 1994, among the holders of the 6.50% First Series Preference Shares of CPI, CRC and Bank of Montreal Trust Company, as Trustee. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 4.8).

     4.5 $21,000,000 Mortgage Note dated January 1, 1994 of 303-313 East 47th Street Associates Payable to CPI. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 4.14).

     4.6 Form of Simon Group Common Stock Certificate. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 4.3).

     4.7 Form of Simon Group Class B Common Stock Certificate. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 4.4).

     4.8 Form of Simon Group Class C Common Stock Certificate. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 4.5).

     4.9 Form of SPG Realty Consultants, Inc. Common Stock Certificate. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 4.6).

  Exhibit
    No.                       Description

     10.1 Representative Form of Lease with respect to The Limited Stores, Inc. (Incorporated by reference to the Registration Statement on Form S-4 filed by CPI and CRC August 13, 1998, Exhibit 10.19).

     27.1 Financial Data Schedule of CPI.

     27.2 Financial Data Schedule of CRC.