Form 10-Q
period 1998-09-30
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 1998-11-17
CIK 1063761, 1067173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

                 SIMON PROPERTY GROUP, INC.                                             SPG REALTY CONSULTANTS, INC.
    (Exact name of registrant as specified in its charter)                (Exact name of registrant as specified in its charter)

                          Delaware                                                                Delaware
          (State of incorporation or organization)                                (State of incorporation or organization)

                         001-14469                                                              001-14469-01
                   (Commission File No.)                                                   (Commission File No.)

                         046268599                                                               13-2838638
            (I.R.S. Employer Identification No.)                                    (I.R.S. Employer Identification No.)

                    National City Center                                                    National City Center
         115 West Washington Street, Suite 15 East                               115 West Washington Street, Suite 15 East
                Indianapolis, Indiana 46204                                             Indianapolis, Indiana 46204
          (Address of principal executive offices)                                (Address of principal executive offices)

                       (317) 636-1600                                                          (317) 636-1600
    (Registrant's telephone number, including area code)                   (Registrant's telephone number, including area code)


             CORPORATE PROPERTY INVESTORS, INC.                                      CORPORATE REALTY CONSULTANTS, INC.
                (Former name of registrant)                                             (Former name of registrant)

                Three Dag Hammarskjold Plaza                                            Three Dag Hammarskjold Plaza
                    307 East 47th Street                                                   307 East 47th Street
                  New York, New York 10017                                              New York, New York 10017
      (Former address of principal executive offices)                         (Former address of principal executive offices)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES /X/ NO / /

As of November 11, 1998, 163,574,091 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share and 4,000 shares of Class C common stock, par value $0.0001 of Simon Property Group, Inc. were outstanding, and were paired with 1,667,780.91 shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc. outstanding on that same date.

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                          PAGE
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements - Introduction                                          3

      Simon Property Group, Inc. and SPG Realty Consultants, Inc.:

           Combined Condensed Balance Sheets as of September 30, 1998 and
            December 31, 1997                                                               4

           Combined Condensed Statements of Operations for the three-month and
            nine-month periods ended September 30, 1998 and 1997                            5

           Combined Condensed Statements of Cash Flows for the nine-month
            periods ended September 30, 1998 and 1997                                       6

      Simon Property Group, Inc.:

           Consolidated Condensed Balance Sheets as of September 30, 1998 and
            December 31, 1997                                                               7

           Consolidated Condensed Statements of Operations for the three-month
            and nine-month periods ended September 30, 1998 and 1997                        8

           Consolidated Condensed Statements of Cash Flows for the nine-month
            periods ended September 30, 1998 and 1997                                       9

      SPG Realty Consultants, Inc.:

           Consolidated Condensed Balance Sheets as of September 30, 1998 and
            December 31, 1997                                                              10

           Consolidated Condensed Statements of Operations for the three-month
           and nine-month periods ended September 30, 1998 and 1997                        11

           Consolidated Condensed Statements of Cash Flows for the nine-month
            periods ended September 30, 1998 and 1997                                      12

      Notes to Unaudited Condensed Financial Statements                                    13

      Item 2:  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                     25

PART II - OTHER INFORMATION

      Items 1 through 6                                                                    34

SIGNATURES                                                                                 35

                       PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS - INTRODUCTION

      The following unaudited financial statements of Simon Property Group, Inc. and its paired-share affiliate, SPG Realty Consultants, Inc., are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in Simon DeBartolo Group, Inc.'s Annual report on Form 10-K for the year ended December 31, 1997 and the accounting policies described in the notes to Corporate Property Investors, Inc. and Corporate Realty Consultants, Inc.'s historical financial statements included in their Registration Statement on Form S-4 filed August 13, 1998, and should be read in conjunction therewith.

      As described in Note 2 to the financial statements, Corporate Property Investors, Inc. was acquired by Simon DeBartolo Group, Inc. as of the close of business on September 24, 1998 in a reverse purchase. Although Simon DeBartolo Group, Inc. became a legal subsidiary of Corporate Property Investors, Inc., the shareholders of Simon DeBartolo Group, Inc. hold the majority of the outstanding common stock of Corporate Property Investors, Inc. Accordingly, Simon DeBartolo Group, Inc. is the predecessor to Simon Property Group, Inc. for accounting and reporting purposes. In connection with the acquisition, Corporate Property Investors, Inc. and Corporate Realty Consultants, Inc. were renamed 'Simon Property Group, Inc.' and 'SPG Realty Consultants, Inc.', respectively. See Note 1 to the financial statements for a description of the basis of presentation of the following unaudited financial statements.

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.
                        COMBINED CONDENSED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    September 30,       December 31,
                                                                                                        1998              1997
                                                                                                     ------------      ------------
ASSETS:
         Investment properties, at cost                                                              $ 11,679,790      $  6,867,354
           Less-- accumulated depreciation                                                                645,277           461,792
                                                                                                     ------------      ------------
                                                                                                       11,034,513         6,405,562
         Goodwill                                                                                          62,227              --
         Cash and cash equivalents                                                                        102,517           109,699
         Restricted cash                                                                                    1,685             8,553
         Tenant receivables and accrued revenue, net                                                      216,202           188,359
         Notes and advances receivable from Management Company and affiliate                              111,391            93,809
         Investment in partnerships and joint ventures, at equity                                       1,206,272           612,140
         Investment in Management Company and affiliates                                                    1,334             3,192
         Other investment                                                                                  48,239            53,785
         Deferred costs and other assets                                                                  229,451           164,413
         Minority interest                                                                                 29,442            23,155
                                                                                                     ------------      ------------
              Total assets                                                                           $ 13,043,273      $  7,662,667
                                                                                                     ============      ============

LIABILITIES:
         Mortgages and other indebtedness                                                            $  7,745,917      $  5,077,990
         Accounts payable and accrued expenses                                                            413,903           245,121
         Accrued distributions                                                                             83,978              --
         Cash distributions and losses in partnerships and joint ventures, at equity                       25,836            20,563
         Other liabilities                                                                                 78,041            67,694
                                                                                                     ------------      ------------
              Total liabilities                                                                         8,347,675         5,411,368
                                                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 11)

LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIPS                                                  997,431           694,437

PREFERRED STOCK OF SUBSIDIARY                                                                             339,262              --

SHAREHOLDERS' EQUITY:

         CAPITAL STOCK OF SIMON PROPERTY GROUP, INC.:

              Series B and C cumulative redeemable preferred stock, 0 shares authorized, 0 and
                11,000,000 issued and outstanding, respectively                                              --             339,061

              Series A convertible preferred stock, 209,249 shares authorized,
                209,249 and 0 issued and outstanding, respectively                                        267,393              --

              Series B convertible preferred stock, 5,000,000 shares authorized,
                4,844,331 and 0 issued and outstanding, respectively                                      450,523              --

              Common stock, $.0001 par value, 400,000,000 shares authorized,
                and 163,574,091 and 106,439,001 issued and outstanding, respectively                           16                10

              Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000
                issued and outstanding                                                                          1                 1

              Class C common stock, $.0001 par value, 4,000 shares authorized, issued and
                outstanding                                                                                  --                --
         CAPITAL STOCK OF SPG REALTY CONSULTANTS, INC.:

              Common stock, $.0001 par value, 7,500,000 shares authorized,
                1,667,780.91 issued and outstanding                                                          --               --

         Capital in excess of par value                                                                 3,094,125         1,491,908
         Accumulated deficit                                                                             (429,882)         (263,308)
         Unrealized gain on long-term investment                                                           (1,260)            2,420
         Unamortized restricted stock award                                                               (22,011)          (13,230)
                                                                                                     ------------      ------------
              Total shareholders' equity                                                                3,358,905         1,556,862
                                                                                                     ------------      ------------
              Total liabilities, limited partners' interest and shareholders' equity                 $ 13,043,273      $  7,662,667
                                                                                                     ============      ============



        The accompanying notes are an integral part of these statements.

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   For the Three Months Ended September 30,  For the Nine Months Ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                           1998                1997                1998                1997
                                                         ---------           ---------           ---------           ---------

REVENUE:
      Minimum rent                                       $ 194,623           $ 152,320           $ 565,557           $ 449,693
      Overage rent                                           2,290               8,650              22,773              26,214
      Tenant reimbursements                                101,927              81,413             283,898             231,444
      Other income                                          23,498              17,400              60,742              39,901
                                                         ---------           ---------           ---------           ---------
          Total revenue                                    322,338             259,783             932,970             747,252
                                                         ---------           ---------           ---------           ---------

EXPENSES:
      Property operating                                    55,600              46,203             155,858             130,228
      Depreciation and amortization                         61,107              48,185             177,725             135,668
      Real estate taxes                                     31,428              23,816              90,387              73,166
      Repairs and maintenance                               12,424              11,107              35,974              28,653
      Advertising and promotion                             11,283               8,396              28,005              20,296
      Provision for (recovery of) credit losses             (1,857)               (135)              1,598               2,690
      Other                                                  4,816               4,639              16,993              12,818
                                                         ---------           ---------           ---------           ---------
          Total operating expenses                         174,801             142,211             506,540             403,519
                                                         ---------           ---------           ---------           ---------

OPERATING INCOME                                           147,537             117,572             426,430             343,733

INTEREST EXPENSE                                            97,331              68,940             281,751             203,934
                                                         ---------           ---------           ---------           ---------
INCOME BEFORE MINORITY INTEREST                             50,206              48,632             144,679             139,799

MINORITY INTEREST                                           (1,108)             (1,423)             (4,704)             (3,648)
GAIN (LOSS) ON SALES OF ASSETS                                 (64)               --                (7,283)                 20
                                                         ---------           ---------           ---------           ---------
INCOME BEFORE UNCONSOLIDATED ENTITIES                       49,034              47,209             132,692             136,171

INCOME FROM UNCONSOLIDATED ENTITIES                          3,817               7,077               8,797               9,590
                                                         ---------           ---------           ---------           ---------
INCOME BEFORE EXTRAORDINARY ITEMS                           52,851              54,286             141,489             145,761

EXTRAORDINARY ITEMS                                            (22)             27,215               7,002               2,501
                                                         ---------           ---------           ---------           ---------
INCOME BEFORE LIMITED PARTNERS' INTERESTS                   52,829              81,501             148,491             148,262

LESS:
LIMITED PARTNERS' INTEREST IN
      THE OPERATING PARTNERSHIPS                            15,789              27,758              45,368              48,522
PREFERRED DIVIDENDS OF SUBSIDIARY                              482                --                   482                --
                                                         ---------           ---------           ---------           ---------
NET INCOME                                                  36,558              53,743             102,641              99,740

PREFERRED DIVIDENDS                                         (7,592)             (9,101)            (22,260)            (21,914)
                                                         ---------           ---------           ---------           ---------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS              $  28,966           $  44,642           $  80,381           $  77,826
                                                         =========           =========           =========           =========

BASIC EARNINGS PER PAIRED SHARE:
          Income before extraordinary items              $    0.25           $    0.28           $    0.67           $    0.78
          Extraordinary items                                 --                  0.17                0.04                0.02
                                                         ---------           ---------           ---------           ---------
          Net income                                     $    0.25           $    0.45           $    0.71           $    0.80
                                                         =========           =========           =========           =========

DILUTED EARNINGS PER PAIRED SHARE:
          Income before extraordinary items              $    0.25           $    0.28           $    0.67           $    0.78
          Extraordinary items                                 --                  0.17                0.04                0.02
                                                         ---------           ---------           ---------           ---------
          Net income                                     $    0.25           $    0.45           $    0.71           $    0.80
                                                         =========           =========           =========           =========






        The accompanying notes are an integral part of these statements.

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                      (UNAUDITED AND DOLLARS IN THOUSANDS)



                                                                                For the Nine Months Ended September 30,
                                                                                ----------------------------------------
                                                                                     1998                  1997
                                                                                  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $   102,641           $    99,740
      Adjustments to reconcile net income to net cash provided
        by operating activities--
          Depreciation and amortization                                               185,798               140,927
          Extraordinary items                                                          (7,002)               (2,501)
          (Gain) loss on sales of assets, net                                           7,283                   (20)
          Limited partners' interest in Operating Partnership                          45,368                48,522
          Straight-line rent                                                           (5,892)               (6,378)
          Minority interest                                                             4,704                 3,648
          Equity in income of unconsolidated entities                                  (8,797)               (9,590)
      Changes in assets and liabilities--
          Tenant receivables and accrued revenue                                       (3,942)               (1,341)
          Deferred costs and other assets                                             (10,516)              (18,906)
          Accounts payable, accrued expenses and other liabilities                     41,648                 8,151
                                                                                  -----------           -----------
            Net cash provided by operating activities                                 351,293               262,252
                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions                                                                 (1,881,183)             (736,600)
      Capital expenditures                                                           (233,200)             (219,672)
      Change in restricted cash                                                         6,868                (8,829)
      Cash from acquisitions                                                           17,213                  --
      Net proceeds from sales of assets                                                46,087                   599
      Investments in unconsolidated entities                                          (28,726)              (63,656)
      Distributions from unconsolidated entities                                      164,914                22,199
      Investments in and advances to Management Company                               (19,915)                 --
      Other investing activity                                                           --                 (55,400)
                                                                                  -----------           -----------
          Net cash used in investing activities                                    (1,927,942)           (1,061,359)
                                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common and convertible preferred stock, net              114,629               327,101
      Minority interest distributions, net                                            (10,991)               (2,825)
      Distributions to shareholders                                                  (205,697)             (168,263)
      Distributions to limited partners                                              (104,139)              (91,632)
      Mortgage and other note proceeds, net of transaction costs                    3,305,199             1,595,202
      Mortgage and other note principal payments                                   (1,529,534)             (852,906)
      Other refinancing transaction                                                      --                 (21,000)
                                                                                  -----------           -----------
          Net cash provided by financing activities                                 1,569,467               785,677
                                                                                  -----------           -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (7,182)              (13,430)

CASH AND CASH EQUIVALENTS, beginning of period                                        109,699                64,309
                                                                                  -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                          $   102,517           $    50,879
                                                                                  ===========           ===========


        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             September 30,          December 31,
                                                                                                 1998                   1997
                                                                                             ------------           ------------
ASSETS:
         Investment properties, at cost                                                      $ 11,646,393           $  6,867,354
           Less-- accumulated depreciation                                                        634,277                461,792
                                                                                             ------------           ------------
                                                                                               11,012,116              6,405,562
         Goodwill                                                                                  62,227                   --
         Cash and cash equivalents                                                                 78,971                109,699
         Restricted cash                                                                            1,685                  8,553
         Tenant receivables and accrued revenue, net                                              215,703                188,359
         Notes and advances receivable from Management Company and affiliates                     131,956                 93,809
         Investment in partnerships and joint ventures, at equity                               1,203,118                612,140
         Investment in Management Company and affiliates                                            1,334                  3,192
         Other investment                                                                          48,239                 53,785
         Deferred costs and other assets                                                          228,759                164,413
         Minority interest                                                                         29,442                 23,155
                                                                                             ------------           ------------
                 Total assets                                                                $ 13,013,550           $  7,662,667
                                                                                             ============           ============

LIABILITIES:
         Mortgages and other indebtedness                                                    $  7,744,926           $  5,077,990
         Accounts payable and accrued expenses                                                    413,903                245,121
         Accrued distributions                                                                     83,978                   --
         Cash distributions and losses in partnerships and joint ventures, at equity               25,836                 20,563
         Other liabilities                                                                         74,108                 67,694
                                                                                             ------------           ------------
                 Total liabilities                                                              8,342,751              5,411,368
                                                                                             ------------           ------------

COMMITMENTS AND CONTINGENCIES (Note 11)

LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP                                       990,378                694,437

PREFERRED STOCK OF SUBSIDIARY                                                                     339,262                   --

SHAREHOLDERS' EQUITY:

         Series B and C cumulative redeemable preferred stock, 0 shares authorized, 0 and
           11,000,000 issued and outstanding, respectively                                           --                  339,061

         Series A convertible preferred stock, 209,249 shares authorized,
           209,249 and 0 issued and outstanding, respectively                                     267,393                   --

         Series B convertible preferred stock, 5,000,000 shares authorized,
           4,844,331 and 0 issued and outstanding, respectively                                   450,523                   --

         Common stock, $.0001 par value, 400,000,000 shares authorized,
           and 163,574,091 and 106,439,001 issued and outstanding, respectively                        16                     10

         Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000
           issued and outstanding                                                                       1                      1

         Class C common stock, $.0001 par value, 4,000 shares authorized, issued and
           outstanding                                                                               --                     --

         Capital in excess of par value                                                         3,066,526              1,491,908
         Accumulated deficit                                                                     (420,029)              (263,308)
         Unrealized gain on long-term investment                                                   (1,260)                 2,420
         Unamortized restricted stock award                                                       (22,011)               (13,230)
                                                                                             ------------           ------------
                 Total shareholders' equity                                                     3,341,159              1,556,862
                                                                                             ------------           ------------
                 Total liabilities, limited partners' interest and shareholders' equity      $ 13,013,550           $  7,662,667
                                                                                             ============           ============



        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   For the Three Months Ended September 30,  For the Nine Months Ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                        1998                1997                1998                1997
                                                      ---------           ---------           ---------           ---------

REVENUE:
      Minimum rent                                    $ 194,597           $ 152,320           $ 565,531           $ 449,693
      Overage rent                                        2,290               8,650              22,773              26,214
      Tenant reimbursements                             101,935              81,413             283,906             231,444
      Other income                                       23,515              17,400              60,759              39,901
                                                      ---------           ---------           ---------           ---------
           Total revenue                                322,337             259,783             932,969             747,252
                                                      ---------           ---------           ---------           ---------

EXPENSES:
      Property operating                                 55,592              46,203             155,850             130,228
      Depreciation and amortization                      61,092              48,185             177,710             135,668
      Real estate taxes                                  31,428              23,816              90,387              73,166
      Repairs and maintenance                            12,424              11,107              35,974              28,653
      Advertising and promotion                          11,283               8,396              28,005              20,296
      Provision for (recovery of) credit
        losses                                           (1,857)               (135)              1,598               2,690
      Other                                               4,812               4,639              16,989              12,818
                                                      ---------           ---------           ---------           ---------
           Total operating expenses                     174,774             142,211             506,513             403,519
                                                      ---------           ---------           ---------           ---------

OPERATING INCOME                                        147,563             117,572             426,456             343,733

INTEREST EXPENSE                                         97,329              68,940             281,749             203,934
                                                      ---------           ---------           ---------           ---------
INCOME BEFORE MINORITY INTEREST                          50,234              48,632             144,707             139,799

MINORITY INTEREST                                        (1,108)             (1,423)             (4,704)             (3,648)
GAIN (LOSS) ON SALES OF ASSETS                              (64)               --                (7,283)                 20
                                                      ---------           ---------           ---------           ---------
INCOME BEFORE UNCONSOLIDATED ENTITIES                    49,062              47,209             132,720             136,171

INCOME FROM UNCONSOLIDATED ENTITIES                       3,809               7,077               8,789               9,590
                                                      ---------           ---------           ---------           ---------
INCOME BEFORE EXTRAORDINARY ITEMS                        52,871              54,286             141,509             145,761

EXTRAORDINARY ITEMS                                         (22)             27,215               7,002               2,501
                                                      ---------           ---------           ---------           ---------
INCOME BEFORE LIMITED PARTNERS' INTEREST                 52,849              81,501             148,511             148,262

LESS:
LIMITED PARTNERS' INTEREST IN
      THE SPG OPERATING PARTNERSHIP                      15,795              27,758              45,374              48,522
PREFERRED DIVIDENDS OF SUBSIDIARY                           482                --                   482                --
                                                      ---------           ---------           ---------           ---------
NET INCOME                                               36,572              53,743             102,655              99,740

PREFERRED DIVIDENDS                                      (7,592)             (9,101)            (22,260)            (21,914)
                                                      ---------           ---------           ---------           ---------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS           $  28,980           $  44,642           $  80,395           $  77,826
                                                      =========           =========           =========           =========

BASIC EARNINGS PER COMMON SHARE:
           Income before extraordinary items          $    0.25           $    0.28           $    0.67           $    0.78
           Extraordinary items                             --                  0.17                0.04                0.02
                                                      ---------           ---------           ---------           ---------
           Net income                                 $    0.25           $    0.45           $    0.71           $    0.80
                                                      =========           =========           =========           =========

DILUTED EARNINGS PER COMMON SHARE:
           Income before extraordinary items          $    0.25           $    0.28           $    0.67           $    0.78
           Extraordinary items                             --                  0.17                0.04                0.02
                                                      ---------           ---------           ---------           ---------
           Net income                                 $    0.25           $    0.45           $    0.71           $    0.80
                                                      =========           =========           =========           =========







        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                      (UNAUDITED AND DOLLARS IN THOUSANDS)



                                                                             For the Nine Months Ended September 30,
                                                                             ---------------------------------------
                                                                                     1998                  1997
                                                                                  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $   102,655           $    99,740
      Adjustments to reconcile net income to net cash provided
        by operating activities--
          Depreciation and amortization                                               185,798               140,927
          Extraordinary items                                                          (7,002)               (2,501)
          (Gain) loss on sales of assets, net                                           7,283                   (20)
          Limited partners' interest in Operating Partnership                          45,374                48,522
          Straight-line rent                                                           (5,892)               (6,378)
          Minority interest                                                             4,704                 3,648
          Equity in income of unconsolidated entities                                  (8,789)               (9,590)
      Changes in assets and liabilities--
          Tenant receivables and accrued revenue                                       (5,516)               (1,341)
          Deferred costs and other assets                                             (10,516)              (18,906)
          Accounts payable, accrued expenses and other liabilities                     41,648                 8,151
                                                                                  -----------           -----------
            Net cash provided by operating activities                                 349,747               262,252
                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions                                                                 (1,881,183)             (736,600)
      Capital expenditures                                                           (233,200)             (219,672)
      Change in restricted cash                                                         6,868                (8,829)
      Cash from acquisitions                                                           17,213                  --
      Net proceeds from sales of assets                                                46,087                   599
      Investments in unconsolidated entities                                          (28,726)              (63,656)
      Distributions from unconsolidated entities                                      164,914                22,199
      Investments in and advances to Management Company                               (19,915)                 --
      Other investing activity                                                           --                 (55,400)
                                                                                  -----------           -----------
          Net cash used in investing activities                                    (1,927,942)           (1,061,359)
                                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common and convertible preferred stock, net               92,629               327,101
      Minority interest distributions, net                                            (10,991)               (2,825)
      Distributions to shareholders                                                  (205,697)             (168,263)
      Distributions to limited partners                                              (104,139)              (91,632)
      Mortgage and other note proceeds, net of transaction costs                    3,305,199             1,595,202
      Mortgage and other note principal payments                                   (1,529,534)             (852,906)
      Other refinancing transaction                                                      --                 (21,000)
                                                                                  -----------           -----------
          Net cash provided by financing activities                                 1,547,467               785,677
                                                                                  -----------           -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (30,728)              (13,430)

CASH AND CASH EQUIVALENTS, beginning of period                                        109,699                64,309
                                                                                  -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                          $    78,971           $    50,879
                                                                                  ===========           ===========









        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  September 30,        December 31,
                                                                                                       1998               1997
                                                                                                 ---------------    ---------------
ASSETS:
         Investment properties, at cost                                                          $        33,397    $        32,146
           Less-- accumulated depreciation                                                                11,000             10,613
                                                                                                 ---------------    ---------------
                                                                                                          22,397             21,533
         Cash and cash equivalents                                                                        23,546              4,147
         Tenant Receivables                                                                                  499                478
         Investments in joint ventures, at equity                                                          3,154             18,007
         Other                                                                                             1,158              1,898
                                                                                                 ---------------    ---------------
                 Total assets                                                                    $        50,754    $        46,063
                                                                                                 ===============    ===============

LIABILITIES:
         Mortgages and other indebtedness                                                        $           991    $         1,184
         Notes payable to affiliate                                                                       20,565             35,634
         Deferred taxes                                                                                    3,374              3,564
         Other liabilities                                                                                 1,025              1,365
                                                                                                 ---------------    ---------------
                 Total liabilities                                                                        25,955             41,747
                                                                                                 ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (Note 11)

LIMITED PARTNERS' INTEREST IN THE SRC OPERATING PARTNERSHIP                                                7,053               --

SHAREHOLDERS' EQUITY:

         Common stock, $.0001 par value, respectively, 7,500,000 shares authorized,
           1,667,780.91 and 558,730.87 issued and outstanding, respectively                                  --                 --

         Capital in excess of par value                                                                   27,599             13,620
         Accumulated deficit                                                                              (9,853)            (9,304)
                                                                                                 ---------------    ---------------
                 Total shareholders' equity                                                               17,746              4,316
                                                                                                 ---------------    ---------------
                 Total liabilities, limited partners' interest and shareholders' equity          $        50,754    $        46,063
                                                                                                 ===============    ===============



        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 For the Three Months Ended September 30,    For the Nine Months Ended September 30,
                                                 ----------------------------------------    ---------------------------------------
                                                         1998              1997                        1998              1997
                                                        -------           -------                     -------           -------

REVENUE:
      Minimum rent                                      $   773           $   597                     $ 2,330           $ 2,370
      Tenant reimbursements                                 165               210                         635               779
      Management fee income                                   1               439                           4             1,304
      Other income                                           73                41                         181               232
                                                        -------           -------                     -------           -------
          Total revenue                                   1,012             1,287                       3,150             4,685
                                                        -------           -------                     -------           -------

EXPENSES:
      Property operating                                    759               737                       2,126             2,262
      Depreciation and amortization                         237               236                         701               660
      Management fees                                        17               396                          94             1,183
      Administrative and other                               97                72                         362               227
                                                        -------           -------                     -------           -------
          Total operating expenses                        1,110             1,441                       3,283             4,332
                                                        -------           -------                     -------           -------

OPERATING INCOME                                            (98)             (154)                       (133)              353

INTEREST EXPENSE                                            337               340                       1,013             1,025
                                                        -------           -------                     -------           -------
INCOME BEFORE GAIN ON SALE OF
   PARTNERSHIP INTERESTS                                   (435)             (494)                     (1,146)             (672)

GAIN ON SALES OF PARTNERSHIP INTERESTS                     --                --                          --               1,259
                                                        -------           -------                     -------           -------
INCOME (LOSS) BEFORE UNCONSOLIDATED ENTITIES               (435)             (494)                     (1,146)              587

INCOME FROM UNCONSOLIDATED ENTITIES                         124               155                         398               462
                                                        -------           -------                     -------           -------
INCOME (LOSS) OF THE SRC OPERATING PARTNERSHIP             (311)             (339)                       (748)            1,049

LIMITED PARTNERS' INTEREST IN
       THE SRC OPERATING PARTNERSHIP                         (6)             --                            (6)             --
                                                        -------           -------                     -------           -------
INCOME (LOSS) BEFORE INCOME TAXES                          (305)             (339)                       (742)            1,049

PROVISION (BENEFIT) FOR INCOME TAXES                         (3)             (124)                       (193)              361
                                                        -------           -------                     -------           -------

NET INCOME                                              $  (302)          $  (215)                    $  (549)          $   688
                                                        =======           =======                     =======           =======

BASIC AND DILUTED EARNINGS PER COMMON SHARE             $ (0.50)          $  (.38)                    $ (0.99)          $  1.21
                                                        =======           =======                     =======           =======




        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                      (UNAUDITED AND DOLLARS IN THOUSANDS)



                                                                                        For the Nine Months Ended September 30,
                                                                                        ---------------------------------------
                                                                                              1998               1997
                                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                         $   (549)          $    688
      Adjustments to reconcile net income to net cash provided
        by operating activities--
          Depreciation and amortization                                                          701                660
          Gain on sale of assets, net                                                           --               (1,259)
          Limited partners' interest in SRC Operating Partnership                                  6               --
          Equity in income of unconsolidated entities                                           (398)              (462)
      Changes in assets and liabilities--
          Tenant receivables and other assets                                                    719                662
          Deferred taxes                                                                        (190)              (299)
          Other liabilities                                                                     (331)               147
                                                                                            --------           --------
            Net cash provided by (used in) operating activities                                  (42)               137
                                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                    (1,565)               (65)
      Net proceeds from sales of assets                                                         --                4,231
      Investments in unconsolidated entities                                                  (3,921)           (13,923)
      Distributions from unconsolidated entities                                              13,665                591
                                                                                            --------           --------
          Net cash provided by (used in) investing activities                                 14,753             (9,166)
                                                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common stock, net                                                14,097             (1,388)
      Contributions from limited partners                                                      8,000
      Acquisition and retirement of common stock                                                --                 (771)
      Distributions to shareholders                                                           (1,059)              (872)
      Mortgage and other note proceeds, net of transaction costs                               2,408             12,036
      Mortgage and other note principal payments                                             (17,670)              (117)
                                                                                            --------           --------
          Net cash provided (used in) by financing activities                                  5,776              8,888
                                                                                            --------           --------

CHANGE IN CASH AND CASH EQUIVALENTS                                                           19,399               (141)

CASH AND CASH EQUIVALENTS, beginning of period                                                 4,147              4,797
                                                                                            --------           --------
CASH AND CASH EQUIVALENTS, end of period                                                    $ 23,546           $  4,656
                                                                                            ========           ========









        The accompanying notes are an integral part of these statements.

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

      The accompanying combined consolidated financial statements include Simon Property Group, Inc. ("SPG") and subsidiaries and its paired-share affiliate SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Company") and its subsidiary. All significant intercompany amounts have been eliminated. The combined balance sheets and statements of operations and cash flows reflect the purchase of Corporate Property Investors, Inc. ("CPI") and related transactions (the "CPI Merger") as of the close of business on September 24, 1998. Operating results prior to the completion of the CPI Merger represent the operating results of Simon DeBartolo Group, Inc. and subsidiaries ("SDG"), the predecessor to the Company for financial reporting purposes.

      The accompanying consolidated financial statements for SPG include the accounts of SPG and its subsidiaries. All significant intercompany amounts have been eliminated. SPG's primary subsidiary is Simon Property Group, L.P. (the "SPG Operating Partnership"), formerly known as Simon DeBartolo Group, L.P. ("SDG, LP"). The balance sheets and statements of operations and cash flows reflect the purchase of CPI as of the close of business on September 24, 1998. Operating results prior to the CPI Merger represent the operating results of SDG.

      The accompanying consolidated financial statements of the paired share affiliate, SRC, include the accounts of its newly formed subsidiary, SPG Realty Consultants, L.P. (the "SRC Operating Partnership"). Because the cash contributed to SRC and the SRC Operating Partnership in exchange for shares of common stock and units of ownership interests ("Units"), in connection with the CPI Merger represented equity transactions, SRC, unlike CPI, is not subject to purchase accounting treatment. The separate statements of SRC represent the historical results of Corporate Realty Consultants, Inc. ("CRC"), the predecessor to SRC, for all periods presented.

      The SRC Operating Partnership together with the SPG Operating Partnership are hereafter referred to as the "Operating Partnerships" and together with the Company, "Simon Group".

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from these estimations.

      Outstanding common shares of SPG are paired with 1/100th of a share of SRC. The Company is a self-administrated and self-managed, paired-shared real estate investment trust ("REIT"), and is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of September 30, 1998, Simon Group owned or held a combined interest in 241 income-producing properties, which consisted of 153 regional malls, 76 community shopping centers, three specialty retail centers, six office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties"). Simon Group also owned interests in one regional mall, one specialty retail center and one value-oriented super-regional mall under construction, an additional two community centers in the final stages of pre-development and eight parcels of land held for future development. In addition, Simon Group holds substantially all of the economic interest in M.S. Management Associates, Inc. (The "Management Company" - See Note 7). Simon Group holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Properties, as well as certain other regional malls and community shopping centers owned by third parties. The Company owned 71.6% and 63.9% of the Operating Partnerships at September 30, 1998 and December 31, 1997, respectively.


NOTE 2 - CPI MERGER

      For financial reporting purposes, as of the close of business on September 24, 1998, pursuant to the Agreement and Plan of Merger dated February 18, 1998, among Simon DeBartolo Group, Inc., Corporate Property Investors, Inc., and Corporate Realty Consultants, Inc., the CPI Merger was consummated.

      Pursuant to the terms of the CPI Merger, SPG Merger Sub, Inc., a substantially wholly-owned subsidiary of CPI, merged with and into SDG with SDG continuing as the surviving company. SDG became a majority-owned subsidiary of CPI. The outstanding shares of common stock of SDG were exchanged for a like number of shares of CPI. Beneficial interests in CRC were acquired for $22,000 in order to pair the common stock of CPI with 1/100th of a share of common stock of CRC, the paired share affiliate.

      Immediately prior to the consummation of the CPI Merger, the holders of CPI common stock were paid a merger dividend consisting of (i) $90 in cash, (ii)
1.0818 additional shares of CPI common stock and (iii) 0.19 shares of 6.50% Series B convertible preferred stock of CPI. Immediately prior to the CPI Merger, there were 25,496,476 shares of CPI common stock outstanding. The aggregate value associated with the completion of the CPI Merger is approximately $5.9 billion including transaction costs and liabilities assumed.

      To finance the cash portion of the CPI Merger consideration, $1.4 billion was borrowed under a new unsecured medium term loan which bears interest at base rate of LIBOR plus 65 basis points and matures in three mandatory amortization payments (on June 22, 1999, March 24, 2000 and September 24,
2000). An additional $237,000 was also borrowed under the Company's existing $1.25 billion credit facility. In connection with the CPI Merger, CPI was renamed 'Simon Property Group, Inc.' Its paired share affiliate, Corporate Realty Consultants, Inc., was renamed 'SPG Realty Consultants, Inc.'. In addition SDG and SDG, LP were renamed 'SPG Properties, Inc.', and 'Simon Property Group, L.P.', respectively.

      Upon completion of the CPI Merger, SPG transferred the fair value of substantially all of the CPI assets acquired, which consisted primarily of 23 regional malls, one community center, two office buildings and one regional mall under construction (other than one regional mall, Ocean County Mall, and certain net leased properties valued at approximately $153,100) and liabilities assumed (except that SPG remains a co-obligor with respect to the Merger Facility) of approximately $2.3 billion to SPG Operating Partnership or one or more subsidiaries of the SPG Operating Partnership in exchange for 47,790,550 limited partnership interests and 5,053,580 preferred partnership interests in SPG Operating Partnership. The preferred partnership interests carry the same rights and equal the number of preferred shares issued and outstanding as a direct result of the CPI Merger. Likewise, the assets of SRC were transferred to the SRC Operating Partnership in exchange for partnership interests.

      As a result of the CPI Merger, the Company, owns a 71.6% interest in the Operating Partnerships as of September 30, 1998.

      The Company accounted for the merger between SDG and the CPI merger subsidiary as a reverse purchase in accordance with Accounting Principles Board Opinion No. 16. Although paired shares of the former CPI and CRC were issued to SDG common stock holders and SDG became a substantially wholly owned subsidiary of CPI following the CPI Merger, CPI is considered the business acquired for accounting purposes. SDG is the acquiring company because the SDG common stockholders hold a majority of the common stock of SPG, post-merger. The value of the consideration paid by SDG has been allocated on a preliminary basis to the estimated fair value of the CPI assets acquired and liabilities assumed which resulted in goodwill of $62,227. Goodwill will be amortized over the estimated life of the properties, of 35 years. The allocation of the purchase will be finalized when SPG completes its evaluation of the assets acquired and liabilities assumed and finalizes its combined operating plan for the Company.

      SDG, LP contributed cash to CRC and the SRC Operating Partnership on behalf of the SDG common stockholders and the limited partners of SDG, LP to obtain the beneficial interests in CRC, which were paired with the shares of common stock issued by SPG, and to obtain Units in the SRC Operating Partnership so that the limited partners of the SDG Operating Partnership would hold the same proportionate interest in the SRC Operating Partnership that they hold in the SDG Operating Partnership. The cash contributed to CRC and the SRC
Operating Partnership in exchange for an ownership interest therein have been appropriately accounted for as capital infusion or equity transactions. The assets and liabilities of CRC have been reflected at historical cost. Adjusting said assets and liabilities to fair value would only have been appropriate if the SDG stockholders' beneficial interests in CRC exceeded 80%.

NOTE 3 - RECLASSIFICATIONS

      Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1998 presentation. These reclassifications have no impact on the net operating results previously reported.

NOTE 4 -  PER SHARE DATA

      In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. The weighted average number of shares of common stock used in the computation for the three-month periods ended September 30, 1998 and 1997 was 117,149,600 and 98,785,776, respectively. The weighted average number of shares of common stock used in the computation for the nine-month periods ended September 30, 1998 and 1997 was 112,956,863 and 97,766,243, respectively. The diluted weighted average number of shares used in the computation for the three-month periods ended September 30, 1998 and 1997 was 117,474,932 and 99,170,829, respectively. The diluted weighted average number of shares used in the computation for the nine-month periods ended September 30, 1998 and 1997 was 113,325,309 and 98,147,087, respectively.

      Combined earnings per share is presented in the financial statements based upon the weighted average number of paired shares outstanding of the Company, giving effect to the CPI Merger as of the close of business on September 24, 1998. Management believes this presentation provides the shareholders with the most meaningful presentation of earnings for a single interest in the combined entities.

      Paired Units held by limited partners in the Operating Partnerships may be exchanged for paired shares of common stock of the Company, on a one-for-one basis in certain circumstances. If exchanged, the paired Units would not have a dilutive effect. All of the series of preferred stock issued and outstanding during the comparative periods either were not convertible or their conversion would not have had a dilutive effect on earnings per share. The increase in weighted average shares outstanding under the diluted method over the basic method in every period presented for the Company is due entirely to the effect of outstanding options under the Company's stock incentive plan, including 304,210 additional options issued in connection with the CPI Merger. Basic earnings and diluted earnings were the same for all periods presented.

NOTE 5 - CASH FLOW INFORMATION

      Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 1998 was $256,611, as compared to $199,285 for the same period in 1997. Unpaid distributions as of September 30, 1998 totaled $84,496 and included $83,978 to holders of common stock of SPG and $518 to the holders of the Series B Convertible Preferred stock issued in connection with the CPI Merger. All accrued distributions were paid as of December 31, 1997. See Notes 1,4 and 9 for information about non-cash transactions during the nine months ended September 30, 1998.

NOTE 6 - OTHER ACQUISITIONS, DISPOSITIONS AND DEVELOPMENTS

      On January 26, 1998, Simon Group acquired Cordova Mall in Pensacola, Florida for approximately $87,300, which included the assumption of a $28,935 mortgage, which was later retired, and the issuance of 1,713,016 Units, valued at approximately $55,500. This 874,000 square-foot regional mall is wholly-owned by Simon Group.

      In March of 1998, Simon Group opened the approximately $13,300 Muncie Plaza in Muncie, Indiana. Simon Group owns 100% of this 196,000 square-foot community center. In addition, phase I of the approximately $34,000 Lakeline Plaza opened in April 1998 in Austin, Texas. Phase II of this 360,000 square-foot community center is scheduled to open in 1999. Each of these new community centers is adjacent to an existing regional mall in Simon Group's portfolio.

      On April 15, 1998, Simon Group purchased the remaining 7.5% ownership interest in Buffalo Grove Towne Center for $255. This 134,000 square-foot community center is in Buffalo Grove, Illinois.

      Effective May 5, 1998, in a series of transactions, Simon Group acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG's common stock, valued at approximately $17,176.

      Effective June 30, 1998, Simon Group sold Southtown Mall for $3,250 and recorded a $7,219 loss on the transaction.

      On September 29, 1997, Simon Group completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"), a private REIT. RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states (the "SCA Properties"). Following the completion of the tender offer, the SCA portfolio was restructured. Simon Group exchanged its 50% interests in two SCA Properties to a third party for similar interests in two other SCA Properties, in which it had 50% interests, with the result that SCA then owned interests in a total of eleven Properties. Effective November 30, 1997, Simon Group also acquired the remaining 50% ownership interest in another of the SCA Properties. In addition, an affiliate of Simon Group acquired the remaining 1.2% interest in SCA. During 1998, Simon Group sold the community center and The Promenade for $9,550 and $33,500, respectively. These Property sales were accounted for as an adjustment to the allocation of the purchase price. At the completion of these transactions, Simon Group owns 100% of eight of the nine SCA Properties, and a noncontrolling 50% ownership interest in the remaining Property.

      PRO FORMA

      The following unaudited pro forma summary financial information excludes any extraordinary items and combines the consolidated results of operations of SPG and SRC as if the CPI Merger and the RPT acquisition had occurred as of January 1, 1997, and were carried forward through September 30, 1998. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the CPI Merger and the RPT acquisition had been consummated at January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                              NINE MONTHS           NINE MONTHS
                                                                 ENDED                ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                 1998                  1997
                                                              ------------        ---------------
Revenue                                                       $  1,240,018        $     1,153,576
                                                              ============        ===============
Net income before Limited Partners' interest                  $    182,494        $       236,485
                                                              ============        ===============
Net income available to common shareholders                   $     90,753        $       128,162
                                                              ============        ===============
Net income per share                                          $      0 .55        $          0.84
                                                              ============        ===============
Net income per share - assuming dilution                      $      0 .55        $          0.84
                                                              ============        ===============
Weighted average number of shares of common stock
   outstanding                                                 159,580,851            152,379,137
                                                              ============        ===============
Weighted average number of shares of common stock
   outstanding - assuming dilution                             159,949,297            152,759,981
                                                              ============        ===============

NOTE 7 - INVESTMENT IN UNCONSOLIDATED ENTITIES

      Partnerships and Joint Ventures

      On February 27, 1998, Simon Group, in a joint venture partnership with The Macerich Company ("Macerich"), acquired a portfolio of twelve regional malls and two community centers (the "IBM Properties") comprising approximately 10.7 million square feet of GLA at a purchase price of $974,500, including the assumption of $485,000 of indebtedness. Simon Group and Macerich, as noncontrolling 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls and one community center. Simon Group funded its share of the cash portion of the purchase price using borrowings from a new $300,000 unsecured revolving credit facility. (See Note 8)

      In March 1998, Simon Group transferred its 50% ownership interest in The Source, an approximately 730,000 square-foot regional mall, to a newly formed limited partnership in which it has a 50% ownership interest, with the result that Simon Group now owns an indirect noncontrolling 25% ownership interest in The Source. In connection with this transaction, Simon Group's partner in the newly formed limited partnership is entitled to a preferred return of 8% on its initial capital contribution, a portion of which was distributed to Simon Group. Simon Group applied the distribution against its investment in The Source.

      On June 4, 1998, Simon Group, Harvard Private Capital Group ("Harvard") and Argo II, an investment fund established by J.P. Morgan and The O'Connor Group, announced that they have collectively committed to acquire a 44 percent ownership position in Groupe BEG, S.A. ("BEG"). BEG is a fully integrated retail real estate developer, lessor and manager headquartered in Paris, France. Simon Group and its affiliated Management Company have contributed $15,000 of equity capital for a noncontrolling 22% ownership interest and are committed to an additional investment of $37,500 over the next 9 to 15 months, subject to certain financial and other conditions. The agreement with BEG is structured to allow Simon Group, Argo II and Harvard to collectively acquire a controlling interest in BEG over time.

      In August 1998, Simon Group sold one-half of its 75% ownership in The Shops at Sunset Place construction project. Simon Group now holds a 37.5% noncontrolling interest in this project, which is scheduled to open in December 1998. Simon Group applied the distribution against its investment in the project.

      Through September 30, 1998, in a series of transactions, Simon Group has acquired additional 30% ownership interests in Lakeline Mall and Lakeline Plaza for 319,390 Units valued at approximately $10,500 and $2,100 in cash. These transactions increased Simon Group's ownership interest in these Properties to a noncontrolling 80%. On October 28, 1998, Simon Group acquired an additional 5% noncontrolling ownership interest in Lakeline Mall and Lakeline Plaza for $2,100.

      Summary financial information of Simon Group's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of Simon Group's investment in and share of income from such partnerships and joint ventures follow:

                                                       September 30,      December 31,
BALANCE SHEETS                                             1998              1997
                                                       ------------       -----------
ASSETS:
  Investment properties at cost, net                    $4,131,774        $2,880,094
  Cash and cash equivalents                                144,919           101,582
  Tenant receivables                                       141,360            87,008
  Other assets                                             129,983            71,548
                                                        ----------        ----------
          Total assets                                  $4,548,036        $3,140,232
                                                        ==========        ==========

LIABILITIES AND PARTNERS' EQUITY:
  Mortgages and other indebtedness                      $2,819,094        $1,888,512
  Accounts payable, accrued expenses and other             227,631           212,543
     liabilities                                        ----------        ----------
          Total liabilities                              3,046,725         2,101,055
  Partners' equity                                       1,501,311         1,039,177
                                                        ----------        ----------
          Total liabilities and partners' equity        $4,548,036        $3,140,232
                                                        ==========        ==========

SIMON GROUP'S SHARE OF:
  Total assets                                          $1,803,056        $1,082,232
                                                        ==========        ==========
  Partners' equity                                      $  526,672        $  297,866
  Add Excess Investment (See below)                        653,764           293,711
                                                        ----------        ----------
  Simon Group's Net Investment in Joint Ventures        $1,180,436        $  591,577
                                                        ==========        ==========



                                              For the three months ended           For the nine months ended
                                              ---------------------------         ---------------------------
                                                      September 30,                      September 30,
                                              ---------------------------         ---------------------------
STATEMENTS OF OPERATIONS                        1998               1997             1998               1997
                                              ---------         ---------         ---------         ---------
REVENUE:
  Minimum rent                                $ 108,924         $  62,613         $ 306,486         $ 168,817
  Overage rent                                      426             2,319             8,236             5,633
  Tenant reimbursements                          51,775            27,913           138,433            77,491
  Other income                                    5,985             5,384            17,205            12,747
                                              ---------         ---------         ---------         ---------
     Total revenue                              167,110            98,229           470,360           264,688

OPERATING EXPENSES:
  Operating expenses and other                   59,044            33,660           166,547            94,575
  Depreciation and amortization                  33,324            18,518            94,949            53,579
                                              ---------         ---------         ---------         ---------

     Total operating expenses                    92,368            52,178           261,496           148,154
                                              ---------         ---------         ---------         ---------

OPERATING INCOME                                 74,742            46,051           208,864           116,534
INTEREST EXPENSE                                 45,569            21,577           130,747            63,155
EXTRAORDINARY LOSSES                              2,060              --               2,102             1,182
                                              ---------         ---------         ---------         ---------
NET INCOME                                       27,113            24,474            76,015            52,197
THIRD PARTY INVESTORS' SHARE OF NET
  INCOME                                         21,811            17,970            55,841            38,347
                                              ---------         ---------         ---------         ---------
SIMON GROUP'S SHARE OF NET INCOME             $   5,302         $   6,504         $  20,174         $  13,850
AMORTIZATION OF EXCESS INVESTMENT (SEE
  BELOW)                                         (3,636)           (2,823)           (9,038)           (8,792)
                                              =========         =========         =========         =========
INCOME FROM UNCONSOLIDATED ENTITIES           $   1,666         $   3,681         $  11,136         $   5,058
                                              =========         =========         =========         =========

      As of September 30, 1998 and December 31, 1997, the unamortized excess of Simon Group's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $653,764 and $293,711, respectively. This Excess Investment, which resulted primarily from the CPI Merger and the August 9, 1996 acquisition, through merger (the "DRC Merger"), of the national shopping center business of DeBartolo Realty Corporation ("DRC"), is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month periods ended September 30, 1998 and September 30, 1997 was $3,636 and $2,823, respectively. Amortization included in income from unconsolidated entities for the nine-month periods ended September 30, 1998 and September 30, 1997 was $9,038 and $8,792, respectively.

      The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

      The Management Company

      The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to one wholly-owned Property, 41 non-wholly owned Properties, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. Simon Group's share of consolidated net income (loss) of the Management Company, after intercompany profit eliminations, was $2,151 and $3,396 for the three-month periods ended September 30, 1998 and 1997, respectively, and was ($2,339) and $4,532 for the nine-month periods ended September 30, 1998 and 1997, respectively.

NOTE 8 - DEBT

      On February 28, 1998, Simon Group obtained an unsecured revolving credit facility in the amount of $300,000, to finance the acquisition of the IBM Properties (See Note 7). The new facility bore interest at LIBOR plus 0.65% and had a maturity of August 27, 1998. Simon Group drew $242,000 on this facility during 1998 and subsequently retired and canceled the facility using borrowing from the Credit Facility (See below).

      On June 18, 1998, Simon Group refinanced a $33,878 mortgage on a regional mall Property and recorded a $7,024 extraordinary gain on the transaction, including debt forgiveness of $5,162 and the write-off of a premium of $1,862. The new mortgage, which totals $35,000, bears interest of 7.33% and matures on June 18, 2008. The retired mortgage bore interest at 9.25% with a maturity of January 1, 2011.

      On June 22, 1998, Simon Group completed the sale of $1,075,000 of senior unsecured debt securities. The issuance included three tranches of senior unsecured notes as follows (1) $375,000 bearing interest at 6.625% and maturing on June 15, 2003 (2) $300,000 bearing interest at 6.75% and maturing on June 15, 2005 and (3) $200,000 bearing interest at 7.375% and maturing on June 15, 2018. This offering also included a fourth tranche of $200,000 of 7.00% Mandatory Par Put Remarketed Securities ("MOPPRS") due June 15, 2028, which are subject to redemption on June 16, 2008. The premium received relating to the MOPPRS of approximately $5,302 is being amortized over the life of the debt securities. The net proceeds of approximately $1,062,000 were combined with approximately $40,000 of working capital and used to retire and terminate the $300,000 unsecured revolving credit facility (See Above) and to reduce the outstanding balance of Simon Group's $1,250,000 unsecured revolving credit facility (the "Credit Facility"). The Credit Facility has an initial maturity of September 1999 with an optional one-year extension. The debt retired had a weighted average interest rate of 6.29%.

      In conjunction with the CPI Merger, the SPG Operating Partnership and SPG, as co-borrowers, closed a $1,400,000 medium term unsecured line of credit (the "Merger Facility"). The Merger Facility bears interest at a base rate of LIBOR plus 65 basis points and will mature at the following intervals (i) $450,000 on the nine-month anniversary of the closing (ii) $450,000 on the eighteen-month anniversary of the closing and (iii) $500,000 on the two-year anniversary of the closing. The Merger Facility is subject to covenants and conditions substantially identical to those of the Credit Facility. Simon Group drew the entire $1,400,000 available on the Merger Facility along with $237,000 on the Credit Facility to pay for the cash portion of the dividend declared in conjunction with the CPI Merger, as well as certain other costs associated with the CPI Merger. Financing costs of $9,456, which were incurred to obtain the Merger Facility, are being amortized over the Merger Facility's average life of 18-months.

      In connection with the CPI Merger, RPT, a REIT and 99.999% owned subsidiary of the SDG Operating Parternship, took title for substantially all of the CPI assets and assumed $825,000 of resecured notes *the "CPI Notes"), as described in Note 2. As a result, the CPI Notes are structurally senior in right of payment to holders of other Simon Group unsecured notes to the extent of the assets and related cash flow of RPT. The CPI Notes pay interest semiannually, and bear interest rates ranging from 7.05% to 9.00% (weighted average of 8.03%), and have various due dates through 2016 (average maturity of
9.6 years). The CPI Notes contain leverage ratios, annual real property appraisal requirements, debt service coverage ratios and minimum Net Worth ratios. Additionally, consolidated mortgages totaling $2,093, and a pro-rata share of $194,952 of nonconsolidated joint venture indebtedness was assumed in the CPI Merger, and as a result of acquiring the remaining interest in Palm Beach Mall in connection with the CPI Merger, Simon Group began accounting for that Property using the consolidated method of accounting, adding

$50,700 to consolidated indebtedness. A net premium of $19,165 was recorded in accordance with the purchase method of accounting to adjust the CPI Notes and mortgage indebtedness assumed in the CPI Merger to fair value, which is being amortized over the remaining lives of the related indebtedness.

      At September 30, 1998, Simon Group had consolidated debt of $7,745,917, of which $5,362,285 was fixed-rate debt and $2,383,632 was variable-rate debt. Simon Group's pro rata share of indebtedness of the unconsolidated joint venture Properties as of September 30, 1998 and December 31, 1997 was $1,307,974 and $770,776, respectively. As of September 30, 1998 and December 31, 1997, Simon Group had interest-rate protection agreements related to $1,224,493 and $415,254 of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, consolidated interest savings were $122 and $285 for the three months ended September 30, 1998 and 1997, respectively, and were $301 and $1,371 for the nine months ended September 30, 1998 and 1997, respectively.

NOTE 9 - SHAREHOLDERS' EQUITY

      The following table summarizes the changes in the combined shareholders' equity of the Company and SRC since December 31, 1997.

                                            SPG              SPG            SRC           Unrealized         Capital in
                                         Preferred         Common         Common        Gain (Loss) on      Excess of Par
                                           Stock            Stock          Stock         Investment(1)          Value
                                         ---------         ------         ------        --------------      -------------
Balance at December 31, 1997             $ 339,061         $   11         $    0         $     2,420         $ 1,491,908

Common stock issued to the
 public (2,957,335 shares)                                      1                                                 91,398

The CPI Merger (2)                         717,916              5             --                               1,786,245

Preferred stock of subsidiary             (339,061)

Common stock issued in
  connection with acquisitions
   (519,889 shares)                                                                                               17,176

Other common stock issued, net
   (579,302 shares)                                                                                               18,332

Amortization of stock incentive

Adjustment to the limited
 partners'  interest in the
  Operating Partnerships                                                                                        (310,934)

Distributions

                                         ---------         ------         ------         -----------         -----------
Subtotal                                   717,916             17             --              2,420          (3,094,125)

Comprehensive Income:

Unrealized loss on investment (1)                                                             (3,680)

Net income

                                         ---------         ------         ------         -----------         -----------
Total Comprehensive Income                                                                    (3,680)

                                         =========         ======         ======         ===========         ===========
Balance at September 30, 1998            $ 717,916         $   17         $   --         $    (1,260)        $ 3,094,125
                                         =========         ======         ======         ===========         ===========


                                                                    Unamortized            Total
                                                Accumulated         Restricted          Shareholders'
                                                  Deficit           Stock Award            Equity
                                                -----------         -----------         -------------
Balance at December 31, 1997                    $  (263,308)        $   (13,230)         $ 1,556,862

Common stock issued to the
 public (2,957,335 shares)                                                                    91,399

The CPI Merger (2)                                   (9,839)                               2,494,327

Preferred stock of subsidiary                                                               (339,061)

Common stock issued in
  connection with acquisitions
   (519,889 shares)                                                                           17,176

Other common stock issued, net
   (579,302 shares)                                                     (16,080)               2,252

Amortization of stock incentive                                           7,299                7,299

Adjustment to the limited
 partners'  interest in the
  Operating Partnerships                                                                    (310,934)

Distributions                                      (259,376)                                (259,374)

                                                -----------         -----------          -----------
Subtotal                                           (532,523)            (22,011)           3,259,944

Comprehensive Income:

Unrealized loss on investment (1)                                                             (3,680)

Net income                                          102,641                                  102,641

                                                -----------         -----------          -----------
Total Comprehensive Income                          102,641                                   98,961

                                                ===========         ===========          ===========
Balance at September 30, 1998                   $  (429,882)        $   (22,011)         $ 3,358,905
                                                ===========         ===========          ===========



(1) Amounts consist of the Company's pro rata share of the unrealized gain resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, which Simon Group purchased on June 16, 1997. The investment in Chelsea is being reflected in the accompanying consolidated condensed balance sheets in other investments.

(2) In connection with the CPI Merger, 53,078,564 shares of common stock were issued. Notes receivable and permanent restrictions relating to common shares purchased by former employees of CPI of approximately $26,100 have been deducted from capital in excess of par.

      Stock Incentive Programs

      In March 1995, an aggregate of 1,000,000 shares of restricted stock was granted to 50 executives, subject to the performance standards, vesting requirements and other terms of the Stock Incentive Program. Prior to the DRC Merger, 2,108,000 shares of DRC common stock were deemed available for grant to certain designated employees of DRC, also subject to certain performance standards, vesting requirements and other terms of DRC's stock incentive program (the "DRC Plan"). In April 1998, 492,478 shares were awarded to executives relating to 1997 performance, and another 24,163 awarded in August 1998. Through September 30, 1998, 1,290,285 shares of common stock of the Company, net of forfeitures, were deemed earned and awarded under the Stock Incentive Program and the DRC Plan. Approximately $2,852 and $1,086 relating to these programs were amortized in the three-month periods ended September 30, 1998 and 1997, respectively and approximately $7,299 and $4,110 relating to these programs were amortized in the nine-month periods ended September 30, 1998 and 1997, respectively. The cost of restricted stock grants, based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of Simon Group over the vesting period.

      On September 24, 1998, in conjunction with the CPI Merger, a new stock incentive plan, 'The Simon Property Group 1998 Stock Incentive Plan' ("The 1998 Plan"), was approved by a vote of the Company's shareholders. The 1998 Plan replaced the existing Stock Incentive Program, the DRC Plan and the existing employee and director stock option plans. The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption, in the form of options to purchase common stock of The Company, stock appreciation rights, restricted stock awards and performance unit awards. A total of 6,300,000 shares of common stock of the Company have been approved for issuance under The 1998 Plan, including approximately 2,230,875 shares reserved for the exercise of options granted and award of restricted stock allocated under the previously existing Stock Incentive Program and DRC Plan.

      Capital Stock

      In connection with the CPI Merger, the SPG restated its certificate of incorporation to, among other things, restate the number of shares and classes of capital stock authorized for issuance. SPG is now authorized to issue up to 750,000,000 shares, par value $0.0001 per share, of capital stock. The authorized shares of capital stock consist of 400,000,000 shares of common stock, 12,000,000 shares of Class B common stock, 4,000 shares of Class C common stock, 100,000,000 shares of preferred stock, including 209,249 shares of Series A Convertible Preferred Stock and 5,000,000 shares of Class B Convertible Preferred Stock, and 237,996,000 shares of excess common stock.

      The articles of incorporation of SRC were also restated in conjunction with the CPI Merger. SRC is now authorized to issue up to 7,500,000 shares, par value $0.0001 per share, of common stock.

      Common Stock Issuances

      During 1998, Simon Group issued 2,957,335 shares of its common stock in private offerings generating combined net proceeds of approximately $91,398. The net proceeds were contributed to the SPG Operating Partnership in exchange for a like number of Units. The SPG Operating Partnership used the net proceeds for general working capital purposes.

      Preferred Stock

      As a result of the CPI Merger, SPG has issued and outstanding 209,249 shares of 6.50% Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 37.995 shares of common stock of the Company, subject to adjustment under certain circumstances including (i) a subdivision or combination of shares of common stock of the Company, (ii) a declaration of a distribution of additional shares of common stock of the Company, issuances of rights or warrants by the Company and (iii) any consolidation or merger, which the Company is a part of or a sale or conveyance of all or substantially all of the assets of the Company to another person or any statutory exchange of securities with another person. The Series A Convertible Preferred Stock is not redeemable, except as needed to maintain or bring the direct or indirect ownership of the capital stock of SPG into conformity with REIT requirements.

      In addition, 4,844,331 shares of 6.50% Series B Convertible Preferred Stock were issued in connection with the CPI Merger. Each share of Series B Convertible Preferred Stock is convertible into 2.586 shares of common stock of the Company, subject to adjustment under circumstances identical to those of the Series A Preferred Stock described above. The Company may redeem the Series B Preferred Stock on or after September 24, 2003 at a price beginning at 105% of the liquidation preference plus accrued dividends and declining to 100% of the liquidation preference plus accrued dividends any time on or after September 24, 2008.

      Preferred Stock of Subsidiary

      In connection with the CPI Merger, SPG Properties, Inc., formerly Simon DeBartolo Group, Inc., became a subsidiary of SPG. Accordingly, the 11,000,000 shares of Series B and Series C cumulative redeemable preferred stock issued by SPG Properties, Inc. have been reflected outside of equity of SPG and The Company as Preferred Stock of Subsidiary as of the date of the CPI Merger.

NOTE 10 - RELATED PARTY TRANSACTIONS

      SRC receives rental and operating expense recovery income from SPG Operating Partnership for space leased in the New York City office building, a portion of which SPG Operating Partnership occupies. Rental and operating expense recovery income earned from SPG Operating Partnership and CPI, amounted to approximately $1,660 and $1,531 for the nine months ended September 30, 1998 and 1997, respectively. In addition, SPG Operating Partnership receives ground rent from SRC on the land, which the New York City office building is built upon. Ground rent received for the period from the CPI Merger through September 30, 1998 was nominal.

      In preparation for the CPI Merger, on July 31, 1998, CPI, with assistance from SPG Operating Partnership, completed the sale of the General Motors Building in New York, New York for approximately $800,000. The SPG Operating Partnership and certain third parties each received a $2,500 brokerage fee from CPI in connection with the sale.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

            LITIGATION

      Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs are all principals or affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). The plaintiffs allege in their complaint that Simon DeBartolo Group, L.P. (now Simon Property Group, L.P. or the SPG Operating Partnership) engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortuous interference and unfair competition in connection with the SPG Operating Partnership's acquisition by tender offer of shares in RPT, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the SPG Operating Partnership against Jacobs in federal district court in New York, wherein the SPG Operating Partnership alleged that Jacobs and other parties had engaged, or were engaging in activity which violated Section 10(b) of the Securities Exchange Act of 1934, as well as certain rules promulgated thereunder. Plaintiffs in the Ohio action are seeking compensatory damages in excess of $200 million, punitive damages and reimbursement for fees and expenses. It is difficult to predict the ultimate outcome of this action and there can be no assurance that the SPG Operating Partnership will receive a favorable verdict. Based upon the information known at this time, in the opinion of management, it is not expected that this action will have a material adverse effect on Simon Group.

      Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a indirect 99%-owned subsidiary of the Company, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and the Company each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of the Company granting the Company's motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult to predict the ultimate outcome of this action, based on the information known to date, it is not expected that this action will have a material adverse effect on Simon Group.

      Roel Vento et al v. Tom Taylor et al. An affiliate of the Company is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The Company is seeking to overturn the award and has appealed the verdict. The Company's appeal is pending.

Although management is optimistic that the Company may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Simon Group.

      Simon Group currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on Simon Group's financial position or results of operations.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

      During the second quarter of 1998, the Financial Accounting Standards Board ("FASB") released EITF 98-9, which clarified its position relating to the timing of recognizing contingent rent. Simon Group adopted this pronouncement prospectively, beginning May 22, 1998, which has reduced overage rent by approximately $5,600 through September 30, 1998.

      On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      Statement 133 will be effective for Simon Group beginning with the 1999 fiscal year and may not be applied retroactively. Management does not expect the impact of Statement 133 to be material to the financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. The Statement establishes standards for the way public companies report information about operating segments in annual financial statements and also requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. Management is currently evaluating the impact, if any, the Statement will have on Simon Group's 1998 annual financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC. COMBINED

      Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Simon Group to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; changes in the real estate and retailing markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

      OVERVIEW

      For financial reporting purposes, as of the cost of business on September 24, 1998, the operating results include the CPI merger described in Note 2 of the financial statements. As a result, the consolidated results of operations include an additional 17 regional malls, two office buildings and one community center, with an additional six regional malls being accounted for using the equity method of accounting. The impact on 1998 results, however, included these Properties only in the final six days of the period.

      On September 29, 1997, Simon Group completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"). RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. Following the completion of the tender offer, the SCA portfolio was restructured. Simon Group exchanged its 50% interests in two SCA properties to a third party for similar interests in two other SCA properties, in which it had 50% interests, with the result that SCA then owned interests in a total of eleven properties. Effective November 30, 1997, Simon Group also acquired the remaining 50% ownership interest in another of the SCA properties. In addition, an affiliate of Simon Group acquired the remaining 1.2% interest in SCA. On February 2, 1998, Simon Group sold the community center for $9.6 million and on June 1, 1998, Simon Group sold The Promenade, one of the regional malls owned by SCA for $33.5 million. At the completion of these transactions, Simon Group directly or indirectly now owns 100% of eight of the nine SCA properties, and 50% of the remaining property.

      The following acquisitions and Property openings (the "Property Transactions"), also impacted Simon Group's results of operations in the comparative periods. On August 29, 1997, Simon Group opened the 55%-owned, $89 million phase II expansion of The Forum Shops at Caesar's. On December 30, 1997, Simon Group acquired 100% of The Fashion Mall at Keystone at the Crossing, a 651,671 square-foot regional mall, along with an adjacent 29,140 square-foot community center, in Indianapolis, Indiana for $124.5 million. On January 26, 1998, Simon Group acquired 100% of Cordova Mall in Pensacola, Florida for approximately $87.3 million. On May 5, 1998, in a series of transactions, Simon Group acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of the Company's common stock, valued at approximately $17.2 million.

      New Accounting Pronouncement

      During the second quarter of 1998, the Financial Accounting Standards Board released EITF 98-9, which clarified its position relating to the timing of recognizing contingent rent. Simon Group adopted this pronouncement prospectively, beginning May 22, 1998. The negative impact on earnings for the three-month and nine-month periods ended September 30, 1998 was approximately $4.2 million and $5.6 million, respectively. Management expects the negative impact to reverse in the fourth quarter of 1998 and the first quarter of 1999 as the tenants' lease years progress. Management has determined that adopting EITF 98-9 retroactively would not have had a material impact on the financial statements, nor does management expect the adoption to have a material impact on the 1998 annual financial statements.

      RESULTS OF OPERATIONS

For the Three Months Ended September 30, 1998 vs. the Three Months Ended September 30, 1997

      Total revenue increased $62.6 million or 24.1% for the three months ended September 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($36.9 million), the CPI Merger ($6.7 million), the Property Transactions ($12.7 million) and approximately $3.4 million realized from marketing initiatives throughout the portfolio from Simon Group's new strategic marketing division, Simon Brand Ventures ("SBV"). Excluding these items, total revenues increased $2.9 million, primarily due to a $6.9 million increase in minimum rent and an $2.8 million increase in other income, partially offset by a $7.2 million decrease in overage rent. The minimum rent increase results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents. The $2.8 million increase in other income is primarily the result of a $4.1 million increase in gains on sales of peripheral properties, and a $2.5 million brokerage fee received in conjunction with the sale of the General Motors Building described in Note 10, partially offset by a $1.0 million decrease in interest and dividend income. The decrease in overage rent is primarily the result of a change in the timing of recognizing contingent rent as prescribed by EITF 98-9, which is described above.

      Total operating expenses increased $32.6 million, or 22.9%, for the three months ended September 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($20.4million), the CPI Merger ($2.5 million) and the Property Transactions ($8.8 million). Excluding these transactions, total operating expenses increased only $0.9 million.

      Interest expense increased $28.4 million, or 41.2% for the three months ended September 30, 1998, as compared to the same period in 1997. This increase is primarily a result of the RPT acquisition ($19.3 million), the CPI Merger ($2.8 million), the Property Transactions ($3.7 million) and incremental interest on borrowings under the Credit Facility to acquire the IBM Properties ($4.1 million). Excluding these transactions, interest expense has decreased $1.5 million.

      Income from unconsolidated entities decreased from $7.1 million in 1997 to $3.8 million in 1998, resulting from a decrease in Simon Group's share of income from the Management Company ($1.2 million), and a decrease in its share of income from partnerships and joint ventures ($2.0 million).

      The three months ended September 30, 1997 included a net extraordinary gain of $27.2 million, resulting from gains realized on the forgiveness of debt ($31.1 million) and the write-off of net unamortized debt premium ($8.4 million), partially offset by losses on the early extinguishment of debt ($12.3 million).

      Income before limited partners' interests was $52.8 million for the three months ended September 30, 1998, as compared to $81.5 million for the same period in 1997, reflecting a decrease of $28.7 million, primarily for the reasons discussed above. Income before limited partners' interests includes income of the Company from the operations of Ocean County Mall and certain net lease assets, income of CRC (the predecessor to SRC) and income of the SPG Operating Partnership and the SRC Operating Partnership. Income from the SPG Operating Partnership was allocated to the Company based on the Company's preferred unit preference and ownership interest in the SPG Operating Partnership during the period. Income of the SRC Operating Partnership was allocated to SRC based on its ownership interest in the SRC Operating Partnership during the period.

For the Nine months Ended September 30, 1998 vs. the Nine months Ended September 30, 1997

      Total revenue increased $185.7 million or 24.9% for the nine months ended September 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($111.4 million), the CPI Merger ($6.7 million), the Property Transactions ($37.0 million) and approximately $9.6 million realized from SBV marketing initiatives. Excluding these items, total revenues increased $21.0 million, primarily due to a $14.3 million increase in minimum rent and a $13.3 million increase in other income, partially offset by a $7.7 million decrease in overage rents. The minimum rent increase results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents. The increase in other income includes a $6.8 million increase in interest and dividend income, including a $5.0 million dividend received from DPMI, a $2.5 million fee received in conjunction with the sale of the General Motors Building described in Note 10, and a $2.7 million increase in gains on sales of peripheral properties. The decrease in overage rent is primarily the result of a change in the timing of recognizing contingent rent as prescribed by EITF 98-9, which is described above.

      Total operating expenses increased $103.0 million, or 25.5%, for the nine months ended September 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($61.1 million), the CPI Merger ($2.5 million) and the Property Transactions ($23.7 million). Excluding these transactions, total operating expenses increased $15.7 million, primarily due to an $11.9 million increase in depreciation and amortization and a $2.8 million increase in advertising and promotion.

      Interest expense increased $77.8 million, or 38.2% for the nine months ended September 30, 1998, as compared to the same period in 1997. This increase is primarily a result of the RPT acquisition ($56.3 million), the CPI Merger ($2.8 million), the Property Transactions ($12.3 million), and incremental interest on borrowings under the Credit Facility to acquire the IBM Properties ($9.2 million) and the Chelsea stock ($1.4 million). Excluding these transactions, interest expense has decreased $4.2 million, primarily resulting from a decrease in the weighted average interest rates on consolidated indebtedness and reductions in indebtedness from capital raised in common and preferred stock offerings.

      The $7.3 million loss on the sale of an asset in 1998 is primarily the result of the June 30, 1998 sale of Southtown Mall for $3.3 million.

      The $7.0 million extraordinary gain in 1998 is the result of a gain on forgiveness of debt of $5.2 million and the write-off of the premium on such indebtedness $1.8 million. The $2.5 million gain from extraordinary items in 1997 is the result of gains realized on the forgiveness of debt ($31.1 million) and the write-off of net unamortized debt premium ($8.4 million), partially offset by the acquisition of the contingent interest feature on four loans ($21.0 million) and prepayment penalties and write-offs of mortgage costs associated with early extinguishments of debt ($16.0 million).

      Income before limited partners' interest was $148.5 million for the nine months ended September 30, 1998, as compared to $148.3 million for the same period in 1997, reflecting a decrease of $0.2 million, primarily for the reasons discussed above. Income before limited partners' interests includes income of the Company from the operations of Ocean County Mall and certain net lease assets, income of CRC, (the predecessor to SRC) and income of the SPG Operating Partnership and the SRC Operating Partnership. Income from the SPG Operating Partnership was allocated to the Company based on the Company's preferred unit preference and ownership interest in the SPG Operating Partnership during the period. Income of the SRC Operating Partnership was allocated to SRC based on its ownership interest in the SRC Operating Partnership during the period.

      LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1998, Simon Group's balance of unrestricted cash and cash equivalents was approximately $102.5 million. In addition to its cash balance, Simon Group has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had $871.8 million available after outstanding borrowings and letters of credit at September 30, 1998. Simon Group also has access to public equity and debt markets. The SPG Operating Partnership has a debt shelf registration statement currently effective, under which $850 million in debt securities may be issued.

      Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to shareholders in accordance with REIT requirements. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance; (ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity raised in the public markets.

      Sensitivity Analysis

      Simon Group's future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 1998, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $14.8 million per year, and would decrease the fair value of debt by approximately $1,153 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $15.8 million per year, and would increase the fair value of debt by approximately $1,679 million.

      Financing and Debt

      At September 30, 1998, Simon Group had consolidated debt of $7,745.9 million, of which $5,362.3 million is fixed-rate debt bearing interest at a weighted average rate of 7.71% and $2,383.6 million is variable-rate debt bearing interest at a weighted average rate of 6.21%. As of September 30, 1998, Simon Group had interest rate protection agreements related to $1,092.4 million of consolidated variable-rate debt. Simon Group's hedging activity, as a result of these interest rate protection agreements, resulted in interest savings of $122 thousand and $285 thousand for the three months ended September 30, 1998 and 1997, respectively. Interest savings were $301 thousand and $1,371 thousand for the nine months ended September 30, 1998 and 1997, respectively. Simon Group's hedging activities did not materially impact its weighted average borrowing rates.

      Scheduled principal payments of SPG's share of indebtedness over the next five years is $3,601 million, with $4,000 million thereafter. The Company and SRC's combined ratio of consolidated debt-to-market capitalization was 49.5% at both September 30, 1998 and December 31, 1997.

      On June 18, 1998, Simon Group refinanced a $33.9 million mortgage on a regional mall Property and recorded a $7.0 million extraordinary gain, including debt forgiveness of $5.2 million and the write-off of a premium of $1.8 million. The new mortgage, which totals $35 million, bears interest of 7.33% and matures on June 18, 2008. The retired mortgage bore interest at 9.25% with a maturity of January 1, 2011.

      On June 22, 1998, Simon Group completed the sale of $1.075 billion of senior unsecured debt securities. The issuance included three tranches of senior unsecured notes as follows (1) $375 million bearing interest at 6.625% and maturing on June 15, 2003 (2) $300 million bearing interest at 6.75% and maturing on June 15, 2005 and (3) $200 million bearing interest at 7.375% and maturing on June 15, 2018. This offering also included a fourth tranche of $200 million of 7.00% Mandatory Par Put Remarketed Securities due June 15, 2028, which are subject to redemption on June 16, 2008. The net proceeds of approximately $1.062 billion were combined with $40 million of working capital and used to retire and terminate Simon Group's $300 million unsecured revolving credit facility and to reduce the outstanding balance of Simon Group's Credit Facility. The Credit Facility has an initial maturity of September 1999, which Simon Group may, at its option, extend for up to one year. The debt retired had a weighted average interest rate of 6.29%.

      In conjunction with the CPI Merger, the SPG Operating Partnership and SPG, as co-obligors, closed a $1.4 billion unsecured bridge loan (the "Merger Facility"). The Merger Facility bears interest at a base rate of LIBOR plus 65 basis points and will mature at the following intervals (i) $450 million on the nine-month anniversary of the closing (ii) $450 million on the eighteen-month anniversary of the closing and (iii) $500 million on the two-year anniversary of the closing. The Merger Facility is subject to covenants and conditions substantially identical to those of the Credit Facility. Simon Group drew the entire $1.4 billion available on the Merger Facility, along with $237 million on the Credit Facility, to pay for the cash portion of the dividend declared in conjunction with the CPI Merger, as well as closing costs associated with the CPI Merger. Financing costs of $9.5 million, which were incurred to obtain the Merger Facility, are being amortized over 18 months.

      In conjunction with the CPI Merger, RPT, a REIT and the 99.999% owned subsidiary of the SDG Operating Partnership, took title for substantially all of the CPI assets and assumed $825 million of unsecured notes (the "CPI Notes"), as described in Note 2. As a result, the CPI Notes are structurally senior in right of payment to holders of other Simon Group unsecured notes to the extent of the assets of RPT. The CPI Notes pay interest semiannually, and bear interest ranging from 7.05% to 9.00% (weighted average of 8.03%), and have various due dates through 2016 (average maturity of 9.6 years). The CPI Notes contain leverage ratios, annual real property appraisal requirements, debt service coverage ratios and minimum Net Worth ratios. Additionally, consolidated mortgages totaling $2.1 million, and a pro-rata share of $92.0 million of nonconsolidated joint venture indebtedness was assumed in the CPI Merger, and as a result of acquiring the remaining interest in Palm Beach Mall, Simon Group began accounting for that Property using the consolidated method of accounting, adding $50.7 million to consolidated indebtedness. A net premium of $19.2 million was recorded in accordance with the purchase method of accounting to adjust the CPI Notes and mortgage indebtedness assumed in the CPI Merger to fair value, which is being amortized over the remaining lives of the related indebtedness.

      During the second quarter, the Company issued 2,957,335 shares of its common stock in private offerings generating aggregate net proceeds of approximately $91.4 million. The net proceeds were contributed to the SPG Operating Partnership in exchange for a like number of Units. The SPG Operating Partnership used the net proceeds for general working capital purposes.

      Acquisitions and Dispositions

      Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand, and amounts available under the Credit Facility, together with the net proceeds of public and private offerings of debt and equity securities are sufficient to finance likely acquisitions. No assurance can be given that Simon Group will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

      On January 26, 1998, Simon Group acquired Cordova Mall in Pensacola, Florida for approximately $87.3 million, which included the assumption of a $28.9 million mortgage, which was later retired, and the issuance of 1,713,016 Units, valued at approximately $55.5 million. This 874,000 square-foot regional mall is wholly-owned by Simon Group.

      During 1998, in a series of transactions, Simon Group has acquired additional 35% ownership interests in Lakeline Mall and Lakeline Plaza for 319,390 Units in the SPG Operating Partnership valued at approximately $10.5 million and $4.2 million in cash. These acquisitions increased Simon Group's ownership interest in these Properties to a noncontrolling 85%.

      On February 27, 1998, Simon Group, in a joint venture partnership with Macerich, acquired a portfolio of twelve regional malls and two community centers comprising approximately 10.7 million square feet of GLA at a purchase price of $974.5 million, including the assumption of $485.0 million of indebtedness. Simon Group and Macerich, as noncontrolling 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls and one community center. Simon Group funded its share of the cash portion of the purchase price using borrowings from a new $300 million unsecured revolving credit facility, which bore interest at LIBOR plus 0.65% and had a maturity of August 27, 1998.

      On April 15, 1998, Simon Group purchased the remaining 7.5% ownership interest in Buffalo Grove Towne Center for $255 thousand.

      Effective May 5, 1998, in a series of transactions, Simon Group acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of the Company's common stock, valued at approximately $17.2 million. The SPG Operating Partnership issued 519,889 Units to the Company as consideration for the shares of common stock.

      Effective June 1, 1998, Simon Group sold The Promenade for $33.5 million. No gain or loss was recognized on this transaction. Effective June 30, 1998, Simon Group sold Southtown Mall for $3.3 million and recorded a $7.2 million loss on the transaction.

      Portfolio Restructuring. As a continuing part of Simon Group's long-term strategic plan, management is evaluating the potential sale of Simon Group's non-retail holdings, along with a number of retail assets that are no longer aligned with Simon Group's strategic criteria. If these assets are sold, management expects the sale prices will not differ materially from the carrying value of the related assets.

      Development, Expansions and Renovations. Simon Group is involved in several development, expansion and renovation efforts.

      In March 1998, Simon Group opened the approximately $13.3 million Muncie Plaza in Muncie, Indiana. Simon Group owns 100% of this 196,000 square foot community center. In addition, phase I of the approximately $34 million Lakeline Plaza opened in April 1998 in Austin, Texas. Phase II of this 360,000 square-foot community center is scheduled to open in 1999. Each of these new community centers is adjacent to an existing regional mall in Simon Group's portfolio.

      Construction continues on the following development projects: The Shops at Sunset Place, an approximately $150 million, 37.5%-owned, destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA is scheduled to open in December 1998 in South Miami, Florida and Concord Mills, an approximately $216 million, 50%-owned value-oriented super regional mall project, is scheduled to open in the fall of 1999 in Concord (Charlotte), North Carolina.

      As part of the CPI Merger, the SPG Operating Partnership assumed CPI's 50% noncontrolling ownership in the approximately $246 million Mall of Georgia development project. This approximately 1.5 million square-foot regional mall development is located in Gwinnet County, Georgia in a suburb of Atlanta. Mall of Georgia is scheduled to open in August 1999. Adjacent to Mall of Georgia, Simon Group is also developing a $38 million 444,000 square-foot community center, The Mall of Georgia Crossing.

      In addition, Simon Group began construction on The Shops at North East Mall in Hurst, Texas during 1998. This 320,000 square-foot community center project is adjacent to North East Mall, and is scheduled to open in the fall of 1999.

      On June 4, 1998, Simon Group, Argo II, an investment fund established by J.P. Morgan and The O'Connor Group, and Harvard Private Capital Group ("Harvard") announced that they have collectively committed to acquire a 44 percent ownership position in Groupe BEG, S.A. ("BEG"). BEG is a fully integrated retail real estate developer, lessor and manager headquartered in Paris, France. Simon Group through and affiliated Management Company have contributed $15.0 million of equity capital for a noncontrolling 22% ownership interest and are committed to an additional investment of $37.5 million over the next 12 to 18 months, subject to certain financial and other conditions. The agreement with BEG is structured to allow Simon Group, Argo II and Harvard to collectively acquire a controlling interest in BEG over time.

      October of 1998 marked the opening of BEG's first project in Europe with the Phase I opening of a development in Krakow, Poland. This project is 100% leased and committed and features 390,000 square feet of selling space.

      A key objective of Simon Group is to increase the profitability and market share of its Properties through the completion of strategic renovations and expansions. Simon Group's share of projected costs to fund all renovation and expansion projects in the fourth quarter of 1998 is approximately $150 million, with an additional $400 million projected for 1999. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. Simon Group currently has six expansion and/or redevelopment projects under construction and in the preconstruction development stage with targeted 1998 completion dates and an additional six with 1999 completion dates. Included in consolidated investment properties at September 30, 1998 is approximately $221.8 million of construction in progress, with another $261.7 million in the unconsolidated joint venture investment properties.

      Distributions. The Company declared a distribution of the previous quarters earnings of $0.5050 per share of common stock in each of the first three quarters of 1998. A special distribution of $0.4721 per unit was declared on September 15, 1998 to align the time periods of distributions for the Company and CPI under the definitive merger agreement. The special distribution is payable on November 20, 1998 to shareholders of record on September 23, 1998. In addition, on October 21, 1998, the Company declared a distribution of $0.0329 per paired-share, representing the balance of the Company's regular quarterly distribution of $0.5050 for the third quarter. This distribution is also payable on November 20, 1998 to shareholders of record on November 6, 1998. The current annual distribution rate is $2.02 per share of common stock. Future common stock distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred dividends of $1.6406 per Series B preferred share and $2.9588 per Series C preferred share were paid during the first nine months of 1998.

      INVESTING AND FINANCING ACTIVITIES

      In March 1998, Simon Group transferred its 50% ownership interest in The Source, an approximately 730,000 square-foot regional mall, to a newly formed limited partnership in which it has a 50% ownership interest, with the result that Simon Group now owns an indirect noncontrolling 25% ownership interest in The Source. In connection with this transaction, Simon Group's partner in the newly formed limited partnership is entitled to a preferred return of 8% on its initial capital contribution, a portion of which was distributed to Simon Group. Simon Group applied the distribution against its investment in The Source.

      In August 1998, Simon Group sold one-half of its 75% ownership in The Shops at Sunset Place construction project for a net sale price of $35,200. Simon Group now holds a 37.5% noncontrolling interest in this project, which is scheduled to open in December 1998. Simon Group applied the proceeds against its investment in the project.

      Cash used in investing activities for the nine months ended September 30, 1998 of $1,928 million is primarily the result of the CPI Merger and other acquisitions of $1,881 million, $233 million of capital expenditures and $20 million of investments in and advances to the Management Company, partially offset by the net proceeds of $46 million from the sales of Sherwood Gardens, The Promenade and Southtown Mall and net distributions from unconsolidated entities of $136 million, which includes $59 million associated with the refinancing of Florida Mall, $33 million from The Source transactions described above, $30 million associated with The Shops at Sunset Place transaction described above and distributions of $8 million from the IBM Properties. The $20 million investment in the Management Company is primarily the $15 million investment in Group BEG described earlier. In addition to the $1,638 million paid in connection with the CPI Merger, acquisitions includes $240 million for the acquisition of the IBM Properties and $3 million for the acquisition of Cordova Mall. Capital expenditures includes development costs of $59 million, renovation and expansion costs of approximately $129 million and tenant costs and other operational capital expenditures of approximately $45 million.

      Cash provided by financing activities for the nine months ended September 30, 1998 was $1,569 million and includes net borrowings of $1,776 million primarily used to fund the CPI Merger and other acquisition and development activity, net proceeds from sales of common stock of $115 million, partially offset by distributions of $321 million.

      EBITDA -- EARNINGS FROM OPERATING RESULTS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

      Management believes that there are several important factors that contribute to the ability of Simon Group to increase rent and improve profitability of its shopping centers, including aggregate tenant sales volume, sales per square foot, occupancy levels and tenant costs. Each of these factors has a significant effect on EBITDA. Management believes that

EBITDA is an effective measure of shopping center operating performance because:
(i) it is industry practice to evaluate real estate properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA; and (ii) EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities; and (iv) is not an alternative to cash flows as a measure of liquidity.

      Total EBITDA for the Properties increased from $649.5 million for the nine months ended September 30, 1997 to $908.0 million for the same period in 1998, representing a 39.8% increase. This increase is primarily attributable to the RPT acquisition ($89.6 million), the IBM Properties ($31.6 million), the CPI Merger ($5.6), SBV initiatives ($9.6 million) and the other Properties opened or acquired during 1997 and 1998 ($75.3 million). Excluding these items, EBITDA increased $46.8 million, or 7.2% resulting from aggressive leasing of new and existing space and increased operating efficiencies. During this period operating profit margin increased from 64.2% to 64.7%.

      FFO-FUNDS FROM OPERATIONS

      FFO, as defined by the National Association of Real Estate Investment Trusts, means the consolidated net income of Simon Group and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on Simon Group's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance. Simon Group's method of calculating FFO may be different from the methods used by other REITs. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles;
(ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.

      The following summarizes FFO of Simon Group and reconciles combined net income available to common shareholders to FFO for the periods presented:

                                               For the Three Months                 For the Nine months
                                                Ended September 30,                 Ended September 30,
                                            ---------------------------         ---------------------------
                                              1998              1997              1998              1997
                                            ---------         ---------         ---------         ---------
(In thousands)
FFO of the Simon Portfolio                  $ 123,584         $ 102,189         $ 348,448         $ 283,413
                                            =========         =========         =========         =========
Reconciliation:
Income Before Extraordinary Items           $  52,851         $  54,286         $ 141,489         $ 145,761
Plus:
   Depreciation and amortization
    from combined consolidated Properties      60,877            47,981           177,038           135,067
   Simon Group's share of
    depreciation and amortization
    and extraordinary items from
    unconsolidated affiliates                  19,646             9,995            50,754            28,005
   Loss on the sale of real estate                 64              --               7,283              --
Less:
   Gain on the sale of real estate               --                --                --                 (20)
   Minority interest portion of
    depreciation, amortization and
    extraordinary items                        (1,780)             (972)           (5,374)           (3,486)
   Preferred dividends (Including
    preferred dividends of Subsidiary)         (8,074)           (9,101)          (22,742)          (21,914)
                                            ---------         ---------         ---------         ---------

Combined FFO                                $ 123,584         $ 102,189         $ 348,448         $ 283,413
                                            =========         =========         =========         =========

FFO Allocable to the Company and SRC        $  79,841         $  63,173         $ 222,575         $ 174,581
                                            =========         =========         =========         =========


      PORTFOLIO DATA

      The following statistics exclude Charles Towne Square, Richmond Town Square and Mission Viejo Mall, which are all undergoing extensive redevelopments. The 1998 occupancy and rent statistics do not include the Properties acquired in the

CPI Merger (the "CPI Properties"), as they were only a part of the portfolio for the final six days of the period. All 1998 year-end statistics will include the CPI Properties. The value-oriented super-regional mall category consists of Arizona Mills, Grapevine Mills and Ontario Mills.

      Aggregate Tenant Sales Volume. For the nine months ended September 30, 1998 compared to the same period in 1997, total reported retail sales at mall and freestanding GLA owned by Simon Group ("Owned GLA") in the regional malls and value-oriented super-regional malls, and all reporting tenants at community shopping centers increased $1,916 million or 42.2% from $4,541 million to $6,457 million, primarily as a result of the RPT acquisition, the IBM Properties and other Property additions to the portfolio ($1,598 million), increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

      Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 86.0% at September 30, 1997, to 88.2% at September 30, 1998. Excluding the CPI Properties, regional malls were 87.7% occupied at September 30, 1998. Occupancy for value-oriented super-regional malls was 96.9% at September 30, 1998. Occupancy levels for community shopping centers decreased from 93.1% at September 30, 1997, to 90.8% at September 30, 1998. Owned GLA has increased 29.6 million square feet from September 30, 1997, to September 30, 1998, primarily as a result of the CPI Merger (12.4 million), the RPT acquisition (5.2 million), and the acquisitions of the IBM Properties (7.1 million), Cordova Mall, The Fashion Center at Keystone at the Crossing and the openings of Arizona Mills, Grapevine Mills, The Source, Muncie Plaza and Lakeline Plaza, partially offset by the sale of Southtown Mall.

      Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 17.2%, from $21.82 at September 30, 1997 to $23.20 at September 30, 1998. Average base rents per square foot of Owned GLA at value-oriented super-regional malls was $16.33 at September 30, 1998 and average base rents of Owned GLA in the community shopping centers decreased 3.7%, from $7.78 at September 30, 1997 to $7.47 for the same period in 1998.

      INFLATION

      Inflation has remained relatively low during the past few years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling Simon Group to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable Simon Group to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing Simon Group's exposure to increases in costs and operating expenses resulting from inflation.

      However, inflation may have a negative impact on some of Simon Group's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

      YEAR 2000 COSTS

      The Company has undertaken a project to identify and correct problems arising from the inability of information technology hardware and software systems to process dates after December 31, 1999. This Year 2000 project consists of two primary components. The first component focuses on the Company's key information technology systems (the "IT Component") and the second component focuses on the information systems of key tenants and key third party service providers as well as imbedded systems within common areas of approximately 230 Properties (the
"Non-IT Component"). Key tenants include the 20 largest base rent contributors and anchor tenants with over 25,000 square feet of GLA. Key third party service providers are those providers whose Year 2000 problems, if not addressed, would be likely to have a material adverse effect on the Company's operations.

      The IT Component of the Year 2000 project is being managed by the information services department of the Company who have actively involved other disciplines within the Company who are directly impacted by an IT Component of the project. The Non-IT Component is being managed by a steering committee of 25 employees, including senior executives of a number of the Company's departments. In addition, outside consultants have been engaged to assist in the Non-IT Component.

      STATUS OF PROJECT

            IT Component. The Company's primary operating, financial accounting and billing systems and the Company's standard primary desktop software have been determined to be Year 2000 ready. The Company's information services department has also completed its assessment of other "mission critical" applications within the Company and is currently implementing solutions to those applications in order for them to be Year 2000 ready. It is expected that the implementation of these mission critical solutions will be complete by September 30, 1999.

            Non-IT Component. The Non-IT Component includes the following phases: (1) an inventory of Year 2000 items which are determined to be material to the Company's operations; (2) assigning priority to identified items; (3) assessing Year 2000 compliance status as to all critical items; (4) developing replacement or contingency plans based on the information collected in the preceding phases; (5) implementing replacement and contingency plans; and (6) testing and monitoring of plans, as applicable.

            Phase (1) is ongoing and is 70% complete. Phase (2) is complete and Phase (3) is in process. The assessment of compliance status of key tenants is approximately 50% complete, the assessment of compliance status of key third party service providers is approximately 40% complete and the assessment of compliance status of inventoried components at the Properties is approximately 5% complete. The Company expects to complete phase (3) by December 31, 1998. The development of contingency or replacement plans (phase (4)) is scheduled to be completed by December 31, 1998. No such plans are currently in place. Implementation of contingency and replacement plans (phase (5)) is scheduled to commence during the first quarter of 1999 with any required testing (phase (6)) to be completed throughout the remainder of 1999.

      Costs. The Company estimates that it will spend approximately $1.5 million in incremental costs for its Year 2000 project. This amount will be incurred over a period that commenced January in 1997 and is expected to end in September 1999. Costs incurred through September 30, 1998 are estimated at approximately $500 thousand. Such amounts are expensed as incurred. These estimates do not include the costs expended by the Company Following its 1996 merger with DeBartolo Realty Corporation For software, hardware and related costs necessary to upgrade its primary operating, Financial, accounting and billing systems which allowed those systems to among other things, become Year 2000 compliant.


      Risks. The most reasonably likely worst case scenario for the Company with respect to the Year 2000 problems would be disruptions in the Company's operations at the Properties. This could lead to reduced sales at the Properties and claims by tenants which would in turn adversely affect the Company's results of operations.

      The Company has not yet completed all phases of its Year 2000 project and the Company is dependent upon key tenants and key third party suppliers to make their information systems Year 2000 compliant. In addition, disruptions in the economy generally resulting from Year 2000 problems could have an adverse effect on the Company's operations.

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

PART II - OTHER INFORMATION

      Item 1:  Legal Proceedings

      Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs are all principals or affiliates of The Richard E. Jacobs Group, Inc. The plaintiffs allege in their complaint that Simon DeBartolo Group, L.P. (now Simon Property Group, L.P. or the SPG Operating Partnership) engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the SPG Operating Partnership's acquisition by tender offer of shares in RPT, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the SPG Operating Partnership against Jacobs in federal district court in New York, wherein the SPG Operating Partnership alleged that Jacobs and other parties had engaged, or were engaging in activity which violated Section 10(b) of the Securities Exchange Act of 1934, as well as certain rules promulgated thereunder. Plaintiffs in the Ohio action are seeking compensatory damages in excess of $200 million, punitive damages and reimbursement for fees and expenses. It is difficult to predict the ultimate outcome of this action and there can be no assurance that the SPG Operating Partnership will receive a favorable verdict. Based upon the information known to the Company at this time, in the opinion of Management, it is not expected that this action will have a material adverse effect on the Company.

      Item 6:  Exhibits and Reports on Form 8-K

            (a) Exhibits

            None.


            (b) Reports on Form 8-K

            Neither Simon Property Group, Inc., nor SPG Realty
               Consultants, Inc. filed reports on Form 8-K during the current period.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SIMON PROPERTY GROUP, INC. AND
                                       SPG REALTY CONSULTANTS, INC.

                                       /s/ John Dahl
                                       John Dahl,
                                       Senior Vice President
                                       and Chief Accounting Officer
                                       (Principal Accounting Officer)

                                       Date: November 14, 1998