Form 10-Q/A
period 1998-09-30
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 1998-11-19
CIK 1063761, 1067173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                              (AMENDMENT NO. 1)


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

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                          PAGE
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements - Introduction                                          3

      Simon Property Group, Inc. and SPG Realty Consultants, Inc.:

           Combined Condensed Balance Sheets as of September 30, 1998 and
            December 31, 1997                                                               4

           Combined Condensed Statements of Operations for the three-month and
            nine-month periods ended September 30, 1998 and 1997                            5

           Combined Condensed Statements of Cash Flows for the nine-month
            periods ended September 30, 1998 and 1997                                       6

      Simon Property Group, Inc.:

           Consolidated Condensed Balance Sheets as of September 30, 1998 and
            December 31, 1997                                                               7

           Consolidated Condensed Statements of Operations for the three-month
            and nine-month periods ended September 30, 1998 and 1997                        8

           Consolidated Condensed Statements of Cash Flows for the nine-month
            periods ended September 30, 1998 and 1997                                       9

      SPG Realty Consultants, Inc.:

           Consolidated Condensed Balance Sheets as of September 30, 1998 and
            December 31, 1997                                                              10

           Consolidated Condensed Statements of Operations for the three-month
           and nine-month periods ended September 30, 1998 and 1997                        11

           Consolidated Condensed Statements of Cash Flows for the nine-month
            periods ended September 30, 1998 and 1997                                      12

      Notes to Unaudited Condensed Financial Statements                                    13

      Item 2:  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                     24

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                                           33

      Item 2 - Changes in Securities and Use of Proceeds                                   33

      Item 4 - Submission of Matters to a Vote of Security Holders                         34

      Item 6 - Exhibits and Reports                                                        35

SIGNATURES

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

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.
                        COMBINED CONDENSED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    September 30,       December 31,
                                                                                                        1998              1997
                                                                                                     ------------      ------------
ASSETS:
         Investment properties, at cost                                                              $ 11,679,790      $  6,867,354
           Less-- accumulated depreciation                                                                645,277           461,792
                                                                                                     ------------      ------------
                                                                                                       11,034,513         6,405,562
         Goodwill                                                                                          62,227              --
         Cash and cash equivalents                                                                        102,517           109,699
         Restricted cash                                                                                    1,685             8,553
         Tenant receivables and accrued revenue, net                                                      216,202           188,359
         Notes and advances receivable from Management Company and affiliate                              111,391            93,809
         Investment in partnerships and joint ventures, at equity                                       1,206,272           612,140
         Investment in Management Company and affiliates                                                    1,334             3,192
         Other investment                                                                                  48,239            53,785
         Deferred costs and other assets                                                                  229,451           164,413
         Minority interest                                                                                 29,442            23,155
                                                                                                     ------------      ------------
              Total assets                                                                           $ 13,043,273      $  7,662,667
                                                                                                     ============      ============

LIABILITIES:
         Mortgages and other indebtedness                                                            $  7,745,917      $  5,077,990
         Accounts payable and accrued expenses                                                            413,903           245,121
         Accrued distributions                                                                             84,496             --
         Cash distributions and losses in partnerships and joint ventures, at equity                       25,836            20,563
         Other liabilities                                                                                 77,523            67,694
                                                                                                     ------------      ------------
              Total liabilities                                                                         8,347,675         5,411,368
                                                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 11)

LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIPS                                                  997,431           694,437

PREFERRED STOCK OF SUBSIDIARY                                                                             339,262              --

SHAREHOLDERS' EQUITY:

         CAPITAL STOCK OF SIMON PROPERTY GROUP, INC.:

              Series B and C cumulative redeemable preferred stock, 0 shares authorized, 0 and
                11,000,000 issued and outstanding, respectively                                              --             339,061

              Series A convertible preferred stock, 209,249 shares authorized,
                209,249 and 0 issued and outstanding, respectively                                        267,393              --

              Series B convertible preferred stock, 5,000,000 shares authorized,
                4,844,331 and 0 issued and outstanding, respectively                                      450,523              --

              Common stock, $.0001 par value, 400,000,000 shares authorized,
                and 163,574,091 and 106,439,001 issued and outstanding, respectively                           16                10

              Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000
                issued and outstanding                                                                          1                 1

              Class C common stock, $.0001 par value, 4,000 shares authorized, issued and
                outstanding                                                                                  --                --
         CAPITAL STOCK OF SPG REALTY CONSULTANTS, INC.:

              Common stock, $.0001 par value, 7,500,000 shares authorized,
                1,667,780.91 issued and outstanding                                                          --               --

         Capital in excess of par value                                                                 3,094,125         1,491,908
         Accumulated deficit                                                                             (429,882)         (263,308)
         Unrealized gain on long-term investment                                                           (1,260)            2,420
         Unamortized restricted stock award                                                               (22,011)          (13,230)
                                                                                                     ------------      ------------
              Total shareholders' equity                                                                3,358,905         1,556,862
                                                                                                     ------------      ------------
              Total liabilities, limited partners' interest and shareholders' equity                 $ 13,043,273      $  7,662,667
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

                           SIMON PROPERTY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             September 30,          December 31,
                                                                                                 1998                   1997
                                                                                             ------------           ------------
ASSETS:
         Investment properties, at cost                                                      $ 11,646,393           $  6,867,354
           Less-- accumulated depreciation                                                        634,277                461,792
                                                                                             ------------           ------------
                                                                                               11,012,116              6,405,562
         Goodwill                                                                                  62,227                   --
         Cash and cash equivalents                                                                 78,971                109,699
         Restricted cash                                                                            1,685                  8,553
         Tenant receivables and accrued revenue, net                                              215,703                188,359
         Notes and advances receivable from Management Company and affiliates                     131,956                 93,809
         Investment in partnerships and joint ventures, at equity                               1,203,118                612,140
         Investment in Management Company and affiliates                                            1,334                  3,192
         Other investment                                                                          48,239                 53,785
         Deferred costs and other assets                                                          228,759                164,413
         Minority interest                                                                         29,442                 23,155
                                                                                             ------------           ------------
                 Total assets                                                                $ 13,013,550           $  7,662,667
                                                                                             ============           ============

LIABILITIES:
         Mortgages and other indebtedness                                                    $  7,744,926           $  5,077,990
         Accounts payable and accrued expenses                                                    413,903                245,121
         Accrued distributions                                                                     84,496                   --
         Cash distributions and losses in partnerships and joint ventures, at equity               25,836                 20,563
         Other liabilities                                                                         73,590                 67,694
                                                                                             ------------           ------------
                 Total liabilities                                                              8,342,751              5,411,368
                                                                                             ------------           ------------

COMMITMENTS AND CONTINGENCIES (Note 11)

LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP                                       990,378                694,437

PREFERRED STOCK OF SUBSIDIARY                                                                     339,262                   --

SHAREHOLDERS' EQUITY:

         Series B and C cumulative redeemable preferred stock, 0 shares authorized, 0 and
           11,000,000 issued and outstanding, respectively                                           --                  339,061

         Series A convertible preferred stock, 209,249 shares authorized,
           209,249 and 0 issued and outstanding, respectively                                     267,393                   --

         Series B convertible preferred stock, 5,000,000 shares authorized,
           4,844,331 and 0 issued and outstanding, respectively                                   450,523                   --

         Common stock, $.0001 par value, 400,000,000 shares authorized,
           and 163,574,091 and 106,439,001 issued and outstanding, respectively                        16                     10

         Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000
           issued and outstanding                                                                       1                      1

         Class C common stock, $.0001 par value, 4,000 shares authorized, issued and
           outstanding                                                                               --                     --

         Capital in excess of par value                                                         3,066,526              1,491,908
         Accumulated deficit                                                                     (420,029)              (263,308)
         Unrealized gain on long-term investment                                                   (1,260)                 2,420
         Unamortized restricted stock award                                                       (22,011)               (13,230)
                                                                                             ------------           ------------
                 Total shareholders' equity                                                     3,341,159              1,556,862
                                                                                             ------------           ------------
                 Total liabilities, limited partners' interest and shareholders' equity      $ 13,013,550           $  7,662,667
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

                          SPG REALTY CONSULTANTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                      (UNAUDITED AND DOLLARS IN THOUSANDS)



                                                                                        For the Nine Months Ended September 30,
                                                                                        ---------------------------------------
                                                                                              1998               1997
                                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                         $   (549)          $    688
      Adjustments to reconcile net income to net cash provided
        by operating activities--
          Depreciation and amortization                                                          701                660
          Gain on sale of assets, net                                                           --               (1,259)
          Limited partners' interest in SRC Operating Partnership                                  6               --
          Equity in income of unconsolidated entities                                           (398)              (462)
      Changes in assets and liabilities--
          Tenant receivables and other assets                                                    719                662
          Deferred taxes                                                                        (190)              (299)
          Other liabilities                                                                     (331)               147
                                                                                            --------           --------
            Net cash provided by (used in) operating activities                                  (42)               137
                                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                    (1,565)               (65)
      Net proceeds from sales of assets                                                         --                4,231
      Investments in unconsolidated entities                                                  (3,921)           (13,923)
      Distributions from unconsolidated entities                                              19,151                591
                                                                                            --------           --------
          Net cash provided by (used in) investing activities                                 13,665             (9,166)
                                                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common stock, net                                                14,097             (1,388)
      Contributions from limited partners                                                      8,000
      Acquisition and retirement of common stock                                                --                 (771)
      Distributions to shareholders                                                           (1,059)              (872)
      Mortgage and other note proceeds, net of transaction costs                               2,408             12,036
      Mortgage and other note principal payments                                             (17,670)              (117)
                                                                                            --------           --------
          Net cash provided (used in) by financing activities                                  5,776              8,888
                                                                                            --------           --------

CHANGE IN CASH AND CASH EQUIVALENTS                                                           19,399               (141)

CASH AND CASH EQUIVALENTS, beginning of period                                                 4,147              4,797
                                                                                            --------           --------
CASH AND CASH EQUIVALENTS, end of period                                                    $ 23,546           $  4,656
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

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

      The accompanying combined consolidated financial statements include Simon Property Group, Inc. ("SPG") and subsidiaries and its paired-share affiliate SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Company") and its subsidiary. All significant intercompany amounts have been eliminated. The combined balance sheets and statements of operations and cash flows reflect the purchase of Corporate Property Investors, Inc. ("CPI") and related transactions (the "CPI Merger") as of the close of business on September 24, 1998. Operating results prior to the completion of the CPI Merger represent the operating results of Simon DeBartolo Group, Inc. and subsidiaries ("SDG"), the predecessor to SAG for financial reporting purposes.

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

      To finance the cash portion of the CPI Merger consideration, $1.4 billion was borrowed under a new unsecured medium term bridge loan which bears interest at a base rate of LIBOR plus 65 basis points and matures in three mandatory amortization payments (on June 22, 1999, March 24, 2000 and September 24, 2000). An additional $237,000 was also borrowed under the Company's existing $1.25 billion credit facility. In connection with the CPI Merger, CPI was renamed 'Simon Property Group, Inc.' CPI's paired share affiliate, Corporate Realty Consultants, Inc., was renamed 'SPG Realty Consultants, Inc.' In addition SDG and SDG, LP were renamed 'SPG Properties, Inc.', and 'Simon Property Group, L.P.', respectively.

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

NOTE 5 - CASH FLOW INFORMATION

      Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 1998 was $256,611, as compared to $199,285 for the same period in 1997. Unpaid distributions as of September 30, 1998 totaled $84,496 and included $83,978 to the Company's common stockholders and limited partnership units of the SPG Operating Partnership and $518 to the holders of the Series B Convertible Preferred stock issued in connection with the CPI Merger. All accrued distributions were paid as of December 31, 1997. See Notes 1,4 and 9 for information about non-cash transactions during the nine months ended September 30, 1998.

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

                                                              NINE MONTHS           NINE MONTHS
                                                                 ENDED                ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                 1998                  1997
                                                              ------------        ---------------
Revenue                                                       $  1,240,018        $     1,153,576
                                                              ============        ===============
Net income before Limited Partners' interest                  $    182,494        $       236,485
                                                              ============        ===============
Net income available to common shareholders                   $     90,753        $       128,162
                                                              ============        ===============
Net income per share                                          $      0 .55        $          0.84
                                                              ============        ===============
Net income per share - assuming dilution                      $      0 .55        $          0.84
                                                              ============        ===============
Weighted average number of shares of common stock
   outstanding                                                 164,868,865            152,379,137
                                                              ============        ===============
Weighted average number of shares of common stock
   outstanding - assuming dilution                             165,237,311            152,759,981
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

      In conjunction with the CPI Merger, the SPG Operating Partnership and SPG, as co-borrowers, closed a $1,400,000 medium term unsecured bridge loan (the "Merger Facility"). The Merger Facility bears interest at a base rate of LIBOR plus 65 basis points and will mature at the following intervals (i) $450,000 on the nine-month anniversary of the closing (ii) $450,000 on the eighteen-month anniversary of the closing and (iii) $500,000 on the two-year anniversary of the closing. The Merger Facility is subject to covenants and conditions substantially identical to those of the Credit Facility. Simon Group drew the entire $1,400,000 available on the Merger Facility along with $237,000 on the Credit Facility to pay for the cash portion of the dividend declared in conjunction with the CPI Merger, as well as certain other costs associated with the CPI Merger. Financing costs of $9,456, which were incurred to obtain the Merger Facility, are being amortized over the Merger Facility's average life of 18-months.

      In connection with the CPI Merger, RPT, a REIT and 99.999% owned subsidiary of the SDG Operating Parternship, took title for substantially all of the CPI assets and assumed $825,000 of resecured notes *the "CPI Notes"), as described in Note 2. As a result, the CPI Notes are structurally senior in right of payment to holders of other Simon Group unsecured notes to the extent of the assets and related cash flow of RPT only, with over 99.999% of the excess cash flow plus any capital event transactions available for the other Simon Group unsecured notes. The CPI Notes pay interest semiannually, and bear interest rates ranging from 7.05% to 9.00% (weighted average of 8.03%), and have various due dates through 2016 (average maturity of 9.6 years). The CPI Notes contain leverage ratios, annual real property appraisal requirements, debt service coverage ratios and minimum Net Worth ratios. Additionally, consolidated mortgages totaling $2,093, and a pro-rata share of $194,952 of nonconsolidated joint venture indebtedness was assumed in the CPI Merger, and as a result of acquiring the remaining interest in Palm Beach Mall in connection with the CPI Merger, Simon Group began accounting for that Property using the consolidated method of accounting, adding

$50,700 to consolidated indebtedness. A net premium of $19,165 was recorded in accordance with the purchase method of accounting to adjust the CPI Notes and mortgage indebtedness assumed in the CPI Merger to fair value, which is being amortized over the remaining lives of the related indebtedness.

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

                                            SPG              SPG            SRC           Unrealized         Capital in
                                         Preferred         Common         Common        Gain (Loss) on      Excess of Par
                                           Stock            Stock          Stock         Investment(1)          Value
                                         ---------         ------         ------        --------------      -------------
Balance at December 31, 1997             $ 339,061         $   11         $    0         $     2,420         $ 1,491,908

Common stock issued to the
 public (2,957,335 shares)                                      1                                                 91,398

The CPI Merger (2)                         717,916              5             --                               1,786,245

Preferred stock of subsidiary             (339,061)

Common stock issued in
  connection with acquisitions
   (519,889 shares)                                                                                               17,176

Other common stock issued, net
   (579,302 shares)                                                                                               18,332

Amortization of stock incentive

Adjustment to the limited
 partners'  interest in the
  Operating Partnerships                                                                                        (310,934)

Distributions

                                         ---------         ------         ------         -----------         -----------
Subtotal                                   717,916             17             --              2,420            3,094,125

Comprehensive Income:

Unrealized loss on investment (1)                                                             (3,680)

Net income

                                         ---------         ------         ------         -----------         -----------
Total Comprehensive Income                                                                    (3,680)

                                         =========         ======         ======         ===========         ===========
Balance at September 30, 1998            $ 717,916         $   17         $   --         $    (1,260)        $ 3,094,125
                                         =========         ======         ======         ===========         ===========


                                                                    Unamortized            Total
                                                Accumulated         Restricted          Shareholders'
                                                  Deficit           Stock Award            Equity
                                                -----------         -----------         -------------
Balance at December 31, 1997                    $  (263,308)        $   (13,230)         $ 1,556,862

Common stock issued to the
 public (2,957,335 shares)                                                                    91,399

The CPI Merger (2)                                   (9,839)                               2,494,327

Preferred stock of subsidiary                                                               (339,061)

Common stock issued in
  connection with acquisitions
   (519,889 shares)                                                                           17,176

Other common stock issued, net
   (579,302 shares)                                                     (16,080)               2,252

Amortization of stock incentive                                           7,299                7,299

Adjustment to the limited
 partners'  interest in the
  Operating Partnerships                                                                    (310,934)

Distributions                                      (259,376)                                (259,376)

                                                -----------         -----------          -----------
Subtotal                                           (532,523)            (22,011)           3,259,944

Comprehensive Income:

Unrealized loss on investment (1)                                                             (3,680)

Net income                                          102,641                                  102,641

                                                -----------         -----------          -----------
Total Comprehensive Income                          102,641                                   98,961

                                                ===========         ===========          ===========
Balance at September 30, 1998                   $  (429,882)        $   (22,011)         $ 3,358,905
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

      Capital Stock

      In connection with the CPI Merger, SPG restated its certificate of incorporation to, among other things, restate the number of shares and classes of capital stock authorized for issuance. SPG is now authorized to issue up to 750,000,000 shares, par value $0.0001 per share, of capital stock. The authorized shares of capital stock consist of 400,000,000 shares of common stock, 12,000,000 shares of Class B common stock, 4,000 shares of Class C common stock, 100,000,000 shares of preferred stock, including 209,249 shares of Series A Convertible Preferred Stock and 5,000,000 shares of Class B Convertible Preferred Stock, and 237,996,000 shares of excess common stock.

      The articles of incorporation of SRC were also restated in conjunction with the CPI Merger. SRC is now authorized to issue up to 7,500,000 shares, par value $0.0001 per share, of common stock. SRC's historical shares and per share amount have been adjusted to give effect to the change in SRC's par value of common stock from $.10 per share to $.0001 per share and to the CPI Merger exchange ratio of 2.0818.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

            LITIGATION

      Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs are all principals or affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). The plaintiffs allege in their complaint that Simon DeBartolo Group, L.P. (now Simon Property Group, L.P. or the SPG Operating Partnership) engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the SPG Operating Partnership's acquisition by tender offer of shares in RPT, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the SPG Operating Partnership against Jacobs in federal district court in New York, wherein the SPG Operating Partnership alleged that Jacobs and other parties had engaged, or were engaging in activity which violated Section 10(b) of the Securities Exchange Act of 1934, as well as certain rules promulgated thereunder. Plaintiffs in the Ohio action are seeking compensatory damages in excess of $200,000, punitive damages and reimbursement for fees and expenses. It is difficult to predict the ultimate outcome of this action and there can be no assurance that the SPG Operating Partnership will receive a favorable verdict. Based upon the information known at this time, in the opinion of management, it is not expected that this action will have a material adverse effect on Simon Group.

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

      Total operating expenses increased $32.6 million, or 22.9%, for the three months ended September 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($20.4 million), the CPI Merger ($2.5 million) and the Property Transactions ($8.8 million). Excluding these transactions, total operating expenses increased only $0.9 million.

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

      Income before limited partners' interests was $52.8 million for the three months ended September 30, 1998, as compared to $81.5 million for the same period in 1997, reflecting a decrease of $28.7 million, primarily for the reasons discussed above. Income before limited partners' interests includes income of the Company from the operations of Ocean County Mall and certain net lease assets, income of the SPG Operating Partnership and the SRC Operating Partnership. Income from the SPG Operating Partnership was allocated to the Company based on the Company's preferred unit preference and ownership interest in the SPG Operating Partnership during the period. Income of the SRC Operating Partnership was allocated to SRC based on its ownership interest in the SRC Operating Partnership during the period.

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

      Income before limited partners' interest was $148.5 million for the nine months ended September 30, 1998, as compared to $148.3 million for the same period in 1997, reflecting a decrease of $0.2 million, primarily for the reasons discussed above. Income before limited partners' interests includes income of the Company from the operations of Ocean County Mall and certain net lease assets, income of the SPG Operating Partnership and the SRC Operating Partnership. Income from the SPG Operating Partnership was allocated to the Company based on the Company's preferred unit preference and ownership interest in the SPG Operating Partnership during the period. Income of the SRC Operating Partnership was allocated to SRC based on its ownership interest in the SRC Operating Partnership during the period.

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

      Scheduled principal payments of the Company's share of consolidated indebtedness over the next five years is $3,659 million, with $3,943 million thereafter. The Company and SRC's combined ratio of consolidated debt-to-market capitalization was 49.5% at both September 30, 1998 and December 31, 1997.

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

      In conjunction with the CPI Merger, RPT, a REIT and the 99.999% owned subsidiary of the SDG Operating Partnership, took title for substantially all of the CPI assets and assumed $825 million of unsecured notes (the "CPI Notes"), as described in Note 2. As a result, the CPI Notes are structurally senior in right of payment to holders of other Simon Group unsecured notes to the extent of the assets of RPT only, with over 99.999% of the excess cash flow plus any capital event transactions available for the other Simon Group unsecured notes. The CPI Notes pay interest semiannually, and bear interest ranging from 7.05% to 9.00% (weighted average of 8.03%), and have various due dates through 2016 (average maturity of 9.6 years). The CPI Notes contain leverage ratios, annual real property appraisal requirements, debt service coverage ratios and minimum Net Worth ratios. Additionally, consolidated mortgages totaling $2.1 million, and a pro-rata share of $92.0 million of nonconsolidated joint venture indebtedness was assumed in the CPI Merger, and as a result of acquiring the remaining interest in Palm Beach Mall, Simon Group began accounting for that Property using the consolidated method of accounting, adding $50.7 million to consolidated indebtedness. A net premium of $19.2 million was recorded in accordance with the purchase method of accounting to adjust the CPI Notes and mortgage indebtedness assumed in the CPI Merger to fair value, which is being amortized over the remaining lives of the related indebtedness.

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

      Distributions. The Company declared a distribution of the previous quarters earnings of $0.5050 per share of common stock in each of the first three quarters of 1998. A special distribution of $0.4721 per share was declared on September 15, 1998 to align the time periods of distributions for the Company and CPI under the definitive merger agreement. The special distribution is payable on November 20, 1998 to shareholders of record on September 23, 1998. In addition, on October 21, 1998, the Company declared a distribution of $0.0329 per paired-share, representing the balance of the Company's regular quarterly distribution of $0.5050 for the third quarter. This distribution is also payable on November 20, 1998 to shareholders of record on November 6, 1998. The current annual distribution rate is $2.02 per share of common stock. Future common stock distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred dividends of $1.6406 per Series B preferred share and $2.9588 per Series C preferred share were paid during the first nine months of 1998.

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

      Cash provided by financing activities for the nine months ended September 30, 1998 was $1,569 million and includes net borrowings of $1,776 million primarily used to fund the CPI Merger and other acquisition and development activity and net proceeds from sales of common stock of $115 million, partially offset by distributions of $321 million.

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

      Total EBITDA for the Properties increased from $649.5 million for the nine months ended September 30, 1997 to $908.0 million for the same period in 1998, representing a 39.8% increase. This increase is primarily attributable to the RPT acquisition ($89.6 million), the IBM Properties ($31.6 million), the CPI Merger ($5.6 million), SBV initiatives ($9.6 million) and the other Properties opened or acquired during 1997 and 1998 ($75.3 million). Excluding these items, EBITDA increased $46.8 million, or 7.2% resulting from aggressive leasing of new and existing space and increased operating efficiencies. During this period operating profit margin increased from 64.2% to 64.7%.

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
                                            =========         =========         =========         =========


      PORTFOLIO DATA

      The following statistics exclude Charles Towne Square, Richmond Town Square and Mission Viejo Mall, which are all undergoing extensive redevelopments. Statistics also do not include the Properties acquired in the

CPI Merger (the "CPI Properties"), as they were only a part of the portfolio for the final six days of the period. All 1998 year-end statistics will include the CPI Properties. The value-oriented super-regional mall category consists of Arizona Mills, Grapevine Mills and Ontario Mills.

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

      Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 86.0% at September 30, 1997, to 87.7% at September 30, 1998. Occupancy for value-oriented super-regional malls was 96.9% at September 30, 1998. Occupancy levels for community shopping centers decreased from 93.1% at September 30, 1997, to 90.8% at September 30, 1998. Owned GLA has increased 29.6 million square feet from September 30, 1997, to September 30, 1998, primarily as a result of the CPI Merger (12.4 million), the RPT acquisition (5.2 million), and the acquisitions of the IBM Properties (7.1 million), Cordova Mall, The Fashion Center at Keystone at the Crossing and the openings of Arizona Mills, Grapevine Mills, The Source, Muncie Plaza and Lakeline Plaza, partially offset by the sale of Southtown Mall.

      Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 6.3%, from $21.82 at September 30, 1997 to $23.20 at September 30, 1998. Average base rents per square foot of Owned GLA at value-oriented super-regional malls was $16.33 at September 30, 1998 and average base rents of Owned GLA in the community shopping centers decreased 3.7%, from $7.78 at September 30, 1997 to $7.47 for the same period in 1998.

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

      Costs. The Company estimates that it will spend approximately $1.5 million in incremental costs for its Year 2000 project. This amount will be incurred over a period that commenced in January 1997 and is expected to end in September 1999. Costs incurred through September 30, 1998 are estimated at approximately $500 thousand. Such amounts are expensed as incurred. These estimates do not include the costs expended by the Company following its 1996 merger with DeBartolo Realty Corporation for software, hardware and related costs necessary to upgrade its primary operating, financial, accounting and billing systems which allowed those systems to among other things, become Year 2000 compliant.


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


      Item 2:  Changes in Securities and Use of Proceeds

      In connection with the CPI Merger, a Restated Certificate of Incorporation of SPG ("SPG Charter") and By-laws of SPG ("SPG By-laws") and Restated Certificate of Incorporation of SRC ("SRC Charter") and By-laws of SRC ("SRC By-laws") were adopted. These changes effect the rights of holders of Common Stock of SPG, the Class B Common Stock of SPG ("Class B Common Stock"), the Class C Common Stock of SPG ("Class C Common Stock"), the 6.50% Series A Convertible Preferred Stock of SPG and the Common Stock of SRC. The Common Stock of SPG, the Class B Common Stock and the Class C Common Stock are referred to herein as "SPG Equity Stock."

      The following is a general summary of the material changes in the rights of stockholders under these documents and does not purport to be complete and is subject to and qualified in its entirety by reference to the SPG Charter, the SPG By-laws, the SRC Charter, the SRC By-laws, the Certificate of Incorporation of CPI ("CPI Charter"), By-laws of CPI ("CPI By-laws"), Certificate of Incorporation of CRC ("CRC Charter") and By-laws of CRC ("CRC By-laws"), each of which has been filed separately by the Company with the Securities and Exchange Commission.

         Prior to the CPI Merger, the CPI Charter and the CRC Charter contained no restrictions on ownership. In order to maintain SPG's qualification as a real estate investment trust, the SPG Charter imposes a limit of 18% on the ownership of SPG Equity Stock by certain members and affiliates of the Simon family and a limit of 8% on the ownership of SPG Equity Stock by any other stockholder. The SRC Charter contains no ownership restrictions.

      Both the CPI Charter and the CRC Charter permitted stockholders to take action by written consent without a meeting. The SPG Charter requires that all actions by holders of SPG Common Stock be taken at an annual or special meeting of stockholders, except that holders of Class B Common Stock and holders of Class C Common Stock may act by written consent without a meeting on matters submitted exclusively to the vote of the holders of Class B Common Stock or Class C Common Stock. The SRC Charter permits stockholders to take action by written consent.

      The CPI Charter provided that the Board of Directors be divided into three classes serving staggered three-year terms. The SPG Charter provides that certain directors are elected exclusively by the holders of Class B Common Stock and holders of Class C Common Stock. There are currently 13 directors of SPG, seven elected by the holders of SPG Equity Stock, four elected by the holders of Class B Common Stock and two elected by the holders of Class C Common Stock.

      The CPI By-laws required that the stockholder's notice for stockholder nominations or business to be made at an annual meeting be timely and received by CPI not less than 90 days nor more than 120 days before the first anniversary of the prior year's meeting. The CRC By-laws did not establish an advance notice procedure. The SPG By-laws and SRC By-laws require that notice be received by SPG or SRC, as applicable, not less than 60 days nor more than 90 days prior to the first anniversary of the prior year's annual meeting.

      The CPI Charter permitted the removal of directors only for cause and by an affirmative vote of at least 80% of the outstanding shares entitled to vote. The CRC Charter provided for the removal of directors, with or without cause, by a majority vote of the whole Board of Directors. The SPG Charter and the SRC Charter allow for the removal of directors, with or without cause, by the affirmative vote of the majority of all shares entitled to vote in the election for directors (subject to the right of any holders separately entitled to elect one or more directors in the case of the SPG Charter).

      The CPI Charter and the CRC Charter could have been amended by the approval of the Board of Directors as permitted by law. Additionally, the amendment of the CPI Charter regarding the composition of the Board of Directors required the approval of 80% of the shares entitled to vote. The SPG Charter generally may be amended by the affirmative vote of a majority of those shares entitled to vote thereon. However, an affirmative vote of 80% is required to amend certain sections of the SPG Charter, including provisions that eliminate the personal liability of a director to SPG and those addressing stockholder proposals. Moreover, amendments with respect to the composition of the Board of Directors and the rights and restrictions of the classes of SPG Equity Stock must be approved by 80% of those entitled to vote and by a majority of the individual classes, voting separately. The SRC Charter has similar provisions except that there is only one class of common stock.

      The CPI By-laws could be amended, altered or repealed by the affirmative vote of the holders of at least 80% of the shares of outstanding stock or by a majority of the Board of Directors. The CRC By-laws could be altered or repealed by the majority vote of the whole Board of Directors, subject to the rights of stockholders under the law. The SPG Charter and the SRC Charter provide that the SPG By-laws and the SRC By-laws, respectively, may be amended, altered or repealed by the affirmative vote of at least 80% of the stockholders or by a vote of two-thirds of the Board of Directors, including (for SPG only) at least a majority of the directors elected by the Class B Common Stock and at least one director elected by the Class C Common Stock.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Special Meeting of the stockholders of SPG Properties, Inc. (formerly
SDG) was held on September 23, 1998. The matters submitted to the stockholders for a vote included (a) the approval and adoption of an amendment to the Amended and Restated Articles of Incorporation; and (b) the approval and adoption of the Agreement and Plan of Merger, dated as of February 18, 1998, by and among SDG, CPI and CRC (the "Merger Agreement").

     The Annual Meeting of the stockholders of SPG Properties, Inc. was held on September 23, 1998. The matters submitted to the stockholders for a vote included (a) the election of 11 directors to the Board of Directors; (b) the adoption of The 1998 Plan; and (c) the ratification of the appointment of Arthur Andersen LLP as independent accountants for the fiscal year ending December 31, 1998.

     The following table sets forth the results of voting on these matters.

                                                                           NUMBER OF                NUMBER OF
                                                  NUMBER OF                  VOTES                 ABSTENTIONS
                                                    VOTES                   AGAINST/                 /BROKER
                  MATTER                             FOR                    WITHHELD                NON-VOTES
                  ------                          ---------                ---------               -----------
             SPECIAL MEETING
Approval and Adoption of Amendment to the
  Amended and Restated Articles of
  Incorporation...........................            82,878,863                1,355,684                  723,049
Approval and Adoption of the Merger Agree-
  ment....................................            84,046,177                  449,119                  462,300

              ANNUAL MEETING
Election of Directors:
Robert E. Angelica........................            95,847,305                1,040,344
Birch Bayh................................            95,841,972                1,045,677
Hans C. Mautner...........................            95,843,928                1,043,721
G. William Miller.........................            95,846,532                1,041,117
Pieter S. van den Berg....................            95,847,186                1,040,463
Melvin Simon..............................             3,200,000
Herbert Simon.............................             3,200,000
David Simon...............................             3,200,000
Richard S. Sokolov........................             3,200,000
Frederick W. Petri........................                 4,000
M. Denise DeBartolo York..................                 4,000
Approval of The 1998 Plan.................            69,904,382                8,984,677               17,998,590
Ratification of Appointment of
  Arthur Andersen LLP.....................            94,956,152                  143,215                1,788,282

     Members of the Board of Directors whose term of office as a director continued after the Annual Meeting other than those elected are J. Albert Smith, Jr. and Philip J. Ward.

     The Special Meeting of the stockholders of the Company was held on September 23, 1998. The matters submitted to the stockholders for a vote included (a) the approval and adoption of (i) the Merger Agreement, (ii) the transfer of substantially all of the assets of CPI to the SPG Operating Partnership ("CPI Asset Transfer"), and (iii) the transfer of substantially all of the assets of CRC to the SRC Operating Partnership ("CRC Asset Transfer");
(b) the adoption of an amendment to the Certificate of Incorporation of CPI; (c) the adoption of an amendment to the Certificate of Incorporation of CRC; (d) the adoption of the Restated Certificate of Incorporation of CPI; (e) the adoption of the Restated Certificate of Incorporation of CRC; and (f) the adoption of The 1998 Plan.

     The following table sets forth the results of voting on these matters.

                                                                           NUMBER OF                NUMBER OF
                                                  NUMBER OF                  VOTES                 ABSTENTIONS
                                                    VOTES                   AGAINST/                 /BROKER
                  MATTER                             FOR                    WITHHELD                NON-VOTES
                  ------                          ---------                ---------               -----------
             SPECIAL MEETING
Approval and Adoption of
(i) the Merger Agreement..................            25,543,310
(ii) the CPI Asset Transfer...............            25,543,310
(iii) the CRC Asset Transfer..............            25,543,310
Adoption of Amendment to the CPI
  Certificate of Incorporation............            25,543,310
Adoption of Amendment to the CRC Certifi-
  cate of Incorporation...................            25,543,310
Adoption of the Restated Certificate of
  Incorporation of CPI....................            25,543,310
Adoption of the Restated Certificate of
  Incorporation of CRC....................            25,543,310
Adoption of The Plan......................            25,543,310

      Item 6:  Exhibits and Reports on Form 8-K

            (a) Exhibits

            4.1 Credit Agreement dated as of September 24, 1998 among Simon DeBartolo Group, L.P., Corporate Property Investors, Inc. and The Chase Manhattan Bank as Administrative Agent.

            4.2 Contribution Agreement dated as of September 15, 1998 among The Retail Property Trust and Simon DeBartolo Group, L.P. and Charles Mall Company Limited Partnership.

            4.3 Third Supplemental Indenture dated as of September 23, 1998 between The Retail Property Trust and The Chase Manhattan Bank, as Trustee, to Indenture dated as of March 15, 1996.

            4.4 Third Supplemental Indenture dated as of September 23, 1998 between The Retail Property Trust and The Chase Manhattan Bank, as Trustee, to Indenture dated as of September 1, 1993.

            4.5 Third Supplemental Indenture dated as of September 23, 1998 between The Retail Property Trust and The Chase Manhattan Bank, as Trustee, to Indenture dated as of August 15, 1992.

            4.6 Third Supplemental Indenture dated as of September 23, 1998 between The Retail Property Trust and The Chase Manhattan Bank, as Trustee, to Indenture dated as of April 1, 1993.

            4.4 Third Supplemental Indenture dated as of September 23, 1998 between The Retail Property Trust and The Chase Manhattan Bank, as Trustee, to Indenture dated as of March 15, 1992.

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

                                       Date: November 18, 1998