Form 10-Q/A
period 1998-09-30
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 1999-03-31
CIK 1063761, 1067173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                              (AMENDMENT NO. 2)


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

Simon Property Group, Inc. ("SPG") and SPG Realty Consultants, Inc. ("SRC") hereby amend their Quarterly Report on Form 10-Q for the period ended September 30, 1998 to correct the combined Balance Sheet of SPG and SRC as of September 30, 1998 and the consolidated Balance Sheet of SPG as of September 30, 1998 to reflect an adjustment required with regard to the allocation of the purchase price in connection with the CPI Merger (see Note 2). SRC's financial statements have been corrected to record as expense and payable amounts paid on its behalf by CPI in 1998, including legal, accounting, investment advisory and other costs incurred in connection with the CPI Merger in the amount of $4.1 million.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SIMON PROPERTY GROUP, INC. AND
                               SPG REALTY CONSULTANTS, INC.

                              /s/ James M. Barkley
                              -----------------------------------
                              James M. Barkley,
                              Secretary/General Counsel

                              Date: March 29, 1999

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

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.
                        COMBINED CONDENSED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    September 30,       December 31,
                                                                                                        1998              1997
                                                                                                     ------------      ------------
ASSETS:
         Investment properties, at cost                                                              $ 11,679,790      $  6,867,354
           Less-- accumulated depreciation                                                                645,277           461,792
                                                                                                     ------------      ------------
                                                                                                       11,034,513         6,405,562

Goodwill                                                                                                   58,134              --
         Cash and cash equivalents                                                                        102,517           109,699
         Restricted cash                                                                                    1,685             8,553
         Tenant receivables and accrued revenue, net                                                      216,202           188,359
         Notes and advances receivable from Management Company and affiliate                              111,391            93,809
         Investment in partnerships and joint ventures, at equity                                       1,206,272           612,140
         Investment in Management Company and affiliates                                                    1,334             3,192
         Other investment                                                                                  48,239            53,785
         Deferred costs and other assets                                                                  229,451           164,413
         Minority interest                                                                                 29,442            23,155
                                                                                                     ------------      ------------
              Total assets                                                                           $ 13,039,180      $  7,662,667
                                                                                                     ============      ============

LIABILITIES:
         Mortgages and other indebtedness                                                            $  7,745,917      $  5,077,990
         Accounts payable and accrued expenses                                                            413,903           245,121
         Accrued distributions                                                                             84,496             --
         Cash distributions and losses in partnerships and joint ventures, at equity                       25,836            20,563
         Other liabilities                                                                                 77,523            67,694
                                                                                                     ------------      ------------
              Total liabilities                                                                         8,347,675         5,411,368
                                                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 11)

LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIPS                                                  997,431           694,437

PREFERRED STOCK OF SUBSIDIARY                                                                             339,262              --

SHAREHOLDERS' EQUITY:

         CAPITAL STOCK OF SIMON PROPERTY GROUP, INC.:

              Series B and C cumulative redeemable preferred stock, 0 shares authorized, 0 and
                11,000,000 issued and outstanding, respectively                                              --             339,061

              Series A convertible preferred stock, 209,249 shares authorized,
                209,249 and 0 issued and outstanding, respectively                                        267,393              --

              Series B convertible preferred stock, 5,000,000 shares authorized,
                4,844,331 and 0 issued and outstanding, respectively                                      450,523              --

              Common stock, $.0001 par value, 400,000,000 shares authorized,
                and 163,574,091 and 106,439,001 issued and outstanding, respectively                           16                10

              Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000
                issued and outstanding                                                                          1                 1

              Class C common stock, $.0001 par value, 4,000 shares authorized, issued and
                outstanding                                                                                  --                --
         CAPITAL STOCK OF SPG REALTY CONSULTANTS, INC.:

              Common stock, $.0001 par value, 7,500,000 shares authorized,
                1,667,780.91 issued and outstanding                                                          --               --

         Capital in excess of par value                                                                 3,081,357         1,491,908
         Accumulated deficit                                                                             (420,043)         (263,308)
         Unrealized gain on long-term investment                                                           (1,260)            2,420
         Unamortized restricted stock award                                                               (22,011)          (13,230)
                                                                                                     ------------      ------------
              Total shareholders' equity                                                                3,355,976         1,556,862
                                                                                                     ------------      ------------
              Total liabilities, limited partners' interest and shareholders' equity                 $ 13,039,180      $  7,662,667
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

                           SIMON PROPERTY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             September 30,          December 31,
                                                                                                 1998                   1997
                                                                                             ------------           ------------
ASSETS:
         Investment properties, at cost                                                      $ 11,646,393           $  6,867,354
           Less-- accumulated depreciation                                                        634,277                461,792
                                                                                             ------------           ------------
                                                                                               11,012,116              6,405,562
         Goodwill                                                                                  58,134                   --
         Cash and cash equivalents                                                                 78,971                109,699
         Restricted cash                                                                            1,685                  8,553
         Tenant receivables and accrued revenue, net                                              215,703                188,359
         Due from SRC (Note 10)                                                                     4,093                   --
         Notes and advances receivable from Management Company and affiliates                     131,956                 93,809
         Investment in partnerships and joint ventures, at equity                               1,203,118                612,140
         Investment in Management Company and affiliates                                            1,334                  3,192
         Other investment                                                                          48,239                 53,785
         Deferred costs and other assets                                                          228,759                164,413
         Minority interest                                                                         29,442                 23,155
                                                                                             ------------           ------------
                 Total assets                                                                $ 13,013,550           $  7,662,667
                                                                                             ============           ============

LIABILITIES:
         Mortgages and other indebtedness                                                    $  7,744,926           $  5,077,990
         Accounts payable and accrued expenses                                                    413,903                245,121
         Accrued distributions                                                                     84,496                   --
         Cash distributions and losses in partnerships and joint ventures, at equity               25,836                 20,563
         Other liabilities                                                                         73,590                 67,694
                                                                                             ------------           ------------
                 Total liabilities                                                              8,342,751              5,411,368
                                                                                             ------------           ------------

COMMITMENTS AND CONTINGENCIES (Note 11)

LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP                                       990,378                694,437

PREFERRED STOCK OF SUBSIDIARY                                                                     339,262                   --

SHAREHOLDERS' EQUITY:

         Series B and C cumulative redeemable preferred stock, 0 shares authorized, 0 and
           11,000,000 issued and outstanding, respectively                                           --                  339,061

         Series A convertible preferred stock, 209,249 shares authorized,
           209,249 and 0 issued and outstanding, respectively                                     267,393                   --

         Series B convertible preferred stock, 5,000,000 shares authorized,
           4,844,331 and 0 issued and outstanding, respectively                                   450,523                   --

         Common stock, $.0001 par value, 400,000,000 shares authorized,
           and 163,574,091 and 106,439,001 issued and outstanding, respectively                        16                     10

         Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000
           issued and outstanding                                                                       1                      1

         Class C common stock, $.0001 par value, 4,000 shares authorized, issued and
           outstanding                                                                               --                     --

         Capital in excess of par value                                                         3,066,526              1,491,908
         Accumulated deficit                                                                     (420,029)              (263,308)
         Unrealized gain on long-term investment                                                   (1,260)                 2,420
         Unamortized restricted stock award                                                       (22,011)               (13,230)
                                                                                             ------------           ------------
                 Total shareholders' equity                                                     3,341,159              1,556,862
                                                                                             ------------           ------------
                 Total liabilities, limited partners' interest and shareholders' equity      $ 13,013,550           $  7,662,667
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

                          SPG REALTY CONSULTANTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  September 30,        December 31,
                                                                                                       1998               1997
                                                                                                 ---------------    ---------------
ASSETS:
         Investment properties, at cost                                                          $        33,397    $        32,146
           Less-- accumulated depreciation                                                                11,000             10,613
                                                                                                 ---------------    ---------------
                                                                                                          22,397             21,533
         Cash and cash equivalents                                                                        23,546              4,147
         Tenant Receivables                                                                                  499                478
         Investments in joint ventures, at equity                                                          3,154             18,007
         Other                                                                                             1,158              1,898
                                                                                                 ---------------    ---------------
                 Total assets                                                                    $        50,754    $        46,063
                                                                                                 ===============    ===============

LIABILITIES:
         Mortgages and other indebtedness                                                        $           991    $         1,184
         Notes payable to affiliate                                                                       20,565             35,634
         Deferred taxes                                                                                    3,374              3,564
         Payable to SPG (Note 10)                                                                          4,093               --
         Other liabilities                                                                                 1,025              1,365
                                                                                                 ---------------    ---------------
                 Total liabilities                                                                        30,048             41,747
                                                                                                 ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (Note 11)

LIMITED PARTNERS' INTEREST IN THE SRC OPERATING PARTNERSHIP                                                5,889               --

SHAREHOLDERS' EQUITY:

         Common stock, $.0001 par value, respectively, 7,500,000 shares authorized,
           1,667,780.91 and 558,730.87 issued and outstanding, respectively                                  --                 --

         Capital in excess of par value                                                                   29,822             13,620
         Accumulated deficit                                                                             (15,005)            (9,304)
                                                                                                 ---------------    ---------------
                 Total shareholders' equity                                                               14,817              4,316
                                                                                                 ---------------    ---------------
                 Total liabilities, limited partners' interest and shareholders' equity          $        50,754    $        46,063
                                                                                                 ===============    ===============



        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 For the Three Months Ended September 30,    For the Nine Months Ended September 30,
                                                 ----------------------------------------    ---------------------------------------
                                                         1998              1997                        1998              1997
                                                        -------           -------                     -------           -------

REVENUE:
      Minimum rent                                      $   773           $   597                     $ 2,330           $ 2,370
      Tenant reimbursements                                 165               210                         635               779
      Management fee income                                   1               439                           4             1,304
      Other income                                           73                41                         181               232
                                                        -------           -------                     -------           -------
          Total revenue                                   1,012             1,287                       3,150             4,685
                                                        -------           -------                     -------           -------

EXPENSES:
      Property operating                                    759               737                       2,126             2,262
      Depreciation and amortization                         237               236                         701               660
      Management fees                                        17               396                          94             1,183
      Merger-related costs                                4,093              --                         4,093              --
      Administrative and other                               97                72                         362               227
                                                        -------           -------                     -------           -------
          Total operating expenses                        5,203             1,441                       7,376             4,332
                                                        -------           -------                     -------           -------

OPERATING INCOME                                         (4,191)             (154)                     (4,226)              353

INTEREST EXPENSE                                            337               340                       1,013             1,025
                                                        -------           -------                     -------           -------
INCOME BEFORE GAIN ON SALE OF
   PARTNERSHIP INTERESTS                                 (4,528)             (494)                     (5,239)             (672)

GAIN ON SALES OF PARTNERSHIP INTERESTS                     --                --                          --               1,259
                                                        -------           -------                     -------           -------
INCOME (LOSS) BEFORE UNCONSOLIDATED ENTITIES             (4,528)             (494)                     (5,239)              587

INCOME FROM UNCONSOLIDATED ENTITIES                         124               155                         398               462
                                                        -------           -------                     -------           -------
INCOME (LOSS) OF THE SRC OPERATING PARTNERSHIP           (4,404)             (339)                     (4,841)            1,049

LIMITED PARTNERS' INTEREST IN
       THE SRC OPERATING PARTNERSHIP                         (6)             --                            (6)             --
                                                        -------           -------                     -------           -------
INCOME (LOSS) BEFORE INCOME TAXES                        (4,398)             (339)                     (4,835)            1,049

PROVISION (BENEFIT) FOR INCOME TAXES                         (3)             (124)                       (193)              361
                                                        -------           -------                     -------           -------

NET INCOME                                              $(4,395)          $  (215)                    $(4,642)          $   688
                                                        =======           =======                     =======           =======

BASIC AND DILUTED EARNINGS PER COMMON SHARE             $ (6.56)          $  (.38)                    $ (7.79)          $  1.21
                                                        =======           =======                     =======           =======

BASIC AND DILUTED WEIGHTED AVERAGE
      SHARES OUTSTANDING                                    670               569                         596               569
                                                        =======           =======                     =======           =======





        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                      (UNAUDITED AND DOLLARS IN THOUSANDS)



                                                                                        For the Nine Months Ended September 30,
                                                                                        ---------------------------------------
                                                                                              1998               1997
                                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                         $ (4,642)          $    688
      Adjustments to reconcile net income to net cash provided
        by operating activities--
          Depreciation and amortization                                                          701                660
          Gain on sale of assets, net                                                           --               (1,259)
          Limited partners' interest in SRC Operating Partnership                                  6               --
          Equity in income of unconsolidated entities                                           (398)              (462)
      Changes in assets and liabilities--
          Tenant receivables and other assets                                                    719                662
          Deferred taxes                                                                        (190)              (299)
          Other liabilities                                                                    3,762                147
                                                                                            --------           --------
            Net cash provided by (used in) operating activities                                  (42)               137
                                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                    (1,565)               (65)
      Net proceeds from sales of assets                                                         --                4,231
      Investments in unconsolidated entities                                                  (3,921)           (13,923)
      Distributions from unconsolidated entities                                              19,151                591
                                                                                            --------           --------
          Net cash provided by (used in) investing activities                                 13,665             (9,166)
                                                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common stock, net                                                14,097             (1,388)
      Contributions from limited partners                                                      8,000
      Acquisition and retirement of common stock                                                --                 (771)
      Distributions to shareholders                                                           (1,059)              (872)
      Mortgage and other note proceeds, net of transaction costs                               2,408             12,036
      Mortgage and other note principal payments                                             (17,670)              (117)
                                                                                            --------           --------
          Net cash provided (used in) by financing activities                                  5,776              8,888
                                                                                            --------           --------

CHANGE IN CASH AND CASH EQUIVALENTS                                                           19,399               (141)

CASH AND CASH EQUIVALENTS, beginning of period                                                 4,147              4,797
                                                                                            --------           --------
CASH AND CASH EQUIVALENTS, end of period                                                    $ 23,546           $  4,656
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

      To finance the cash portion of the CPI Merger consideration, $1.4 billion was borrowed under a new unsecured medium term bridge loan which bears interest at a base rate of LIBOR plus 65 basis points and matures in three mandatory amortization payments (on June 22, 1999, March 24, 2000 and September 24, 2000). An additional $237,000 was also borrowed under the Company's existing $1.25 billion credit facility. In connection with the CPI Merger, CPI was renamed 'Simon Property Group, Inc. CPI's paired share affiliate, Corporate Realty Consultants, Inc., was renamed 'SPG Realty Consultants, Inc., In addition SDG and SDG, LP were renamed 'SPG Properties, Inc., and 'Simon Property Group, L.P., respectively.

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

      The Company accounted for the merger between SDG and the CPI merger subsidiary as a reverse purchase in accordance with Accounting Principles Board Opinion No. 16. Although paired shares of the former CPI and CRC were issued to SDG common stock holders and SDG became a substantially wholly owned subsidiary of CPI following the CPI Merger, CPI is considered the business acquired for accounting purposes. SDG is the acquiring company because the SDG common stockholders hold a majority of the common stock of SPG, post-merger. The value of the consideration paid by SDG has been allocated on a preliminary basis to the estimated fair value of the CPI assets acquired and liabilities assumed which resulted in goodwill of $58,134. Goodwill will be amortized over the estimated life of the properties, of 35 years. The allocation of the purchase will be finalized when SPG completes its evaluation of the assets acquired and liabilities assumed and finalizes its combined operating plan for the Company.

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

                                            SPG              SPG            SRC           Unrealized         Capital in
                                         Preferred         Common         Common        Gain (Loss) on      Excess of Par
                                           Stock            Stock          Stock         Investment(1)          Value
                                         ---------         ------         ------        --------------      -------------
Balance at December 31, 1997             $ 339,061         $   11         $    0         $     2,420         $ 1,491,908

Common stock issued to the
 public (2,957,335 shares)                                      1                                                 91,398

The CPI Merger (2)                         717,916              5             --                               1,773,401

Preferred stock of subsidiary             (339,061)

Common stock issued in
  connection with acquisitions
   (519,889 shares)                                                                                               17,176

Other common stock issued, net
   (579,302 shares)                                                                                               18,332

Amortization of stock incentive

Adjustment to the limited
 partners'  interest in the
  Operating Partnerships                                                                                        (310,858)

Distributions

                                         ---------         ------         ------         -----------         -----------
Subtotal                                   717,916             17             --              2,420            3,081,357

Comprehensive Income:

Unrealized loss on investment (1)                                                             (3,680)

Net income

                                         ---------         ------         ------         -----------         -----------
Total Comprehensive Income                                                                    (3,680)

                                         =========         ======         ======         ===========         ===========
Balance at September 30, 1998            $ 717,916         $   17         $   --         $    (1,260)        $ 3,081,357
                                         =========         ======         ======         ===========         ===========


                                                                    Unamortized            Total
                                                Accumulated         Restricted          Shareholders'
                                                  Deficit           Stock Award            Equity
                                                -----------         -----------         -------------
Balance at December 31, 1997                    $  (263,308)        $   (13,230)         $ 1,556,862

Common stock issued to the
 public (2,957,335 shares)                                                                    91,399

The CPI Merger (2)                                                                         2,491,322

Preferred stock of subsidiary                                                               (339,061)

Common stock issued in
  connection with acquisitions
   (519,889 shares)                                                                           17,176

Other common stock issued, net
   (579,302 shares)                                                     (16,080)               2,252

Amortization of stock incentive                                           7,299                7,299

Adjustment to the limited
 partners'  interest in the
  Operating Partnerships                                                                    (310,858)

Distributions                                      (259,376)                                (259,376)

                                                -----------         -----------          -----------
Subtotal                                           (522,684)            (22,011)           3,257,015

Comprehensive Income:

Unrealized loss on investment (1)                                                             (3,680)

Net income                                          102,641                                  102,641

                                                -----------         -----------          -----------
Total Comprehensive Income                          102,641                                   98,961

                                                ===========         ===========          ===========
Balance at September 30, 1998                   $  (420,043)        $   (22,011)         $ 3,355,976
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

      On September 24, 1998, in conjunction with the CPI Merger, a new stock incentive plan, 'The Simon Property Group 1998 Stock Incentive Plan ("The 1998 Plan"), was approved by a vote of the Company's shareholders. The 1998 Plan replaced the existing Stock Incentive Program, the DRC Plan and the existing employee and director stock option plans. The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption, in the form of options to purchase common stock of The Company, stock appreciation rights, restricted stock awards and performance unit awards. A total of 6,300,000 shares of common stock of the Company have been approved for issuance under The 1998 Plan, including approximately 2,230,875 shares reserved for the exercise of options granted and award of restricted stock allocated under the previously existing Stock Incentive Program and DRC Plan.

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

      The articles of incorporation of SRC were also restated in conjunction with the CPI Merger. SRC is now authorized to issue up to 7,500,000 shares, par value $0.0001 per share, of common stock. SRC's historical shares and per share amount have been adjusted to give effect to the change in SRC's par value of common stock from $.10 per share to $.0001 per share and to the CPI Merger exchange ratio of 2.0818 and to change the pairing of SRC's stock from 1/10th to 1/100th.

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

     The amount due from SRC to SPG of $4,093 at September 30, 1998 represents expenses paid by CPI in 1998, including legal, accounting, investment advisory and other costs, on behalf of SRC in connection with the CPI Merger.

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