Form 10-K405
period 1998-12-31
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 1999-03-31
CIK 1063761, 1067173

================================================================================
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

      SIMON PROPERTY GROUP, INC.               SPG REALTY CONSULTANTS, INC.
      --------------------------               ----------------------------
(Exact name of registrant as specified    (Exact name of registrant as specified
           in its charter)                           in its charter)

               Delaware                                  Delaware
               --------                                  --------
       (State of incorporation                   (State of incorporation
           or organization)                          or organization)

              001-14469                                001-14469-01
              ---------                                ------------
        (Commission File No.)                     (Commission File No.)

              046268599                                 13-2838638
              ---------                                 ----------
 (I.R.S. Employer Identification No.)      (I.R.S. Employer Identification No.)

         National City Center                      National City Center
     115 West Washington Street,               115 West Washington Street,
            Suite 15 East                             Suite 15 East
     Indianapolis, Indiana 46204               Indianapolis, Indiana 46204
     ---------------------------               ---------------------------
        (Address of principal                     (Address of principal
          executive offices)                        executive offices)

            (317) 636-1600                            (317) 636-1600
            --------------                            --------------
   (Registrant's telephone number,           (Registrant's telephone number,
         including area code)                      including area code)



         Securities registered pursuant to Section 12 (b) of the Act:

                                                         Name of each exchange
Title of each class                                      on which registered
-------------------                                      -------------------
Common stock, $0.0001 par value of Simon Property
  Group, Inc. paired with 1/100th of a beneficial
  interest in shares of common stock, par value
  $.0001 per share, of SPG Realty Consultants, Inc.      New York Stock Exchange
6.5% Series B Convertible Preferred Stock,
  $.0001 par value                                       New York Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]    NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of shares of voting stock held by non-affiliates of the Registrants was approximately $4,585 million based on the closing market price on the New York Stock Exchange for such stock on March 18, 1999. As of March 18, 1999, Simon Property Group, Inc. had 169,278,425; 3,200,000 and 4,000
shares of common stock, Class B common stock and Class C common stock outstanding, respectively, which were paired with 1,724,824.25 shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc. outstanding on that same date.

                      Documents Incorporated By Reference

Portions of the registrants' Proxy Statement in connection with their Annual Meeting of Shareholders to be held on May 12, 1999 are incorporated by reference in Part III.
================================================================================
Notes
--------------------------------------------------------------------------------
(1) Notes 3,4 and 7 to the accompanying financial statements describe the CPI Merger and the DRC Merger, which occurred on September 24, 1998 and August 9,1996, respectively, and other 1998, 1997 and 1996 real estate acquisitions and development. Note 2 to the accompanying financial statements describes the basis of presentation.

(2) Represents distributions declared per period, which, in 1996, includes a distribution of $0.1515 per share declared on August 9,1996, in connection with the DRC Merger,designated to align the time periods of distributions of the merged companies. The current annual distribution rate is $2.02 per paired share. SPG Realty Consultants, Inc.'s distributions were declared prior to the CPI Merger.

(3 Please refer to Management's Discussion and Analysus of Financial Condition and results of Operations for a definition of Funds from Operations.

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.
                          Annual Report on Form 10-K
                               December 31, 1998

                               TABLE OF CONTENTS

Item No.                                                                Page No.
--------                                                                --------
                                    Part I

   1.  Business........................................................        4
   2.  Properties......................................................        9
   3.  Legal Proceedings...............................................       34
   4.  Submission of Matters to a Vote of Security Holders.............       35

                                    Part II

   5.  Market for the Registrant's Common Equity and Related
       Stockholder Matters.............................................       36
   6.  Selected Financial Data.........................................       37
   7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations.............................       39
   7A. Quantitative and Qualitative Disclosure About Market Risk.......       51
   8.  Financial Statements and Supplementary Data.....................       51
   9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure........................................       51

                                   Part III

  10.  Directors and Executive Officers of the Registrant..............       52
  11.  Executive Compensation..........................................       52
  12.  Security Ownership of Certain Beneficial Owners and Management..       52
  13.  Certain Relationships and Related Transactions..................       52

                                    Part IV

  14.  Exhibits, Financial Statements, Schedules and Reports on
       Form 8-K........................................................       53

                                    Part I

Item 1. Business

     Background

     Simon Property Group, Inc. ("SPG"), a Delaware corporation, is a self-administered and self-managed, real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation ("SRC" and together with SPG, the "Companies").

     Simon Property Group, L.P. (the "SPG Operating Partnership"), formerly known as Simon DeBartolo Group, L.P. ("SDG, LP"), is the primary subsidiary of SPG. Units of ownership interest ("Units") in the SPG Operating Partnership are paired with a beneficial interest in 1/100th of a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC. The Companies together with the Operating Partnerships are hereafter referred to as "Simon Group".

     The Companies, primarily through the Operating Partnerships, are engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1998, Simon Group owned or held an interest in 242 income-producing properties, which consist of 153 regional malls, 77 community shopping centers, three specialty retail centers, six office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties"). Simon Group also owned interests in one regional mall, one value-oriented super-regional mall, one specialty center and three community centers currently under construction and twelve parcels of land held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). At December 31, 1998 and 1997, the Companies' direct and indirect ownership interests in the Operating Partnerships were 71.6% and 63.9%, respectively. The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). The Management Company manages Properties generally not wholly-owned by the SPG Operating Partnership and certain other properties, and also engages in certain property development activities. The SPG Operating Partnership also holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Portfolio Properties, as well as certain other regional malls and community shopping centers owned by third parties.

     The CPI Merger

     For financial reporting purposes, as of the close of business on September 24, 1998, pursuant to the Agreement and Plan of Merger dated February 18, 1998, Simon DeBartolo Group, Inc. ("SDG"), Corporate Property Investors, Inc. ("CPI"), and Corporate Realty Consultants, Inc ("CRC") combined their business operations (the "CPI Merger"). Pursuant to the terms of the CPI Merger, SPG Merger Sub, Inc., a substantially wholly-owned subsidiary of CPI, merged with and into SDG with SDG continuing as the surviving company. SDG became a majority-owned subsidiary of CPI. The outstanding shares of common stock of SDG were exchanged for a like number of shares of CPI. Beneficial interests in CRC were acquired for $14 million in order to pair the common stock of CPI with 1/100th of a share of common stock of CRC, the paired share affiliate.

     Immediately prior to the consummation of the CPI Merger, the holders of CPI common stock were paid a merger dividend consisting of (i) $90 in cash, (ii)
1.0818 additional shares of CPI common stock and (iii) 0.19 shares of 6.50% Series B convertible preferred stock of CPI per share of CPI common stock. Immediately prior to the CPI Merger, there were 25,496,476 shares of CPI common stock outstanding. The aggregate value associated with the completion of the CPI Merger was approximately $5.9 billion including transaction costs and liabilities assumed.

     In connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc.". CRC was renamed "SPG Realty Consultants, Inc.". In addition SDG and SDG, LP were renamed "SPG Properties, Inc.", and "Simon Property Group, L.P.", respectively.

     Upon completion of the CPI Merger, SPG transferred substantially all of the CPI assets acquired, which consisted primarily of 23 regional malls, one community center, two office buildings and one regional mall under construction (other than one regional mall, Ocean County Mall, and certain net leased properties valued at approximately $153 million) and liabilities assumed (except that SPG remains a co-obligor with respect to the Merger Facility (see Note 9 to the financial statements)) of approximately $2.3 billion to SPG Operating Partnership or one or more subsidiaries of the SPG Operating Partnership in exchange for 47,790,550 limited partnership interests and 5,053,580 preferred partnership interests in the SPG Operating Partnership. The preferred partnership interests carry substantially the same economic terms and equal the number of preferred shares issued and outstanding as a direct result of the CPI Merger. Likewise, the net assets of SRC, with a carrying value of approximately $14.8 million, were transferred to the SRC Operating Partnership in exchange for partnership interests.

     For additional information concerning the CPI Merger, please see Note 3 to the financial statements.

     The DRC Merger

     On August 9, 1996, SPG acquired the national shopping center business of DeBartolo Realty Corporation ("DRC") for an aggregate value of $3.0 billion (the "DRC Merger"). The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the DRC Merger, SPG issued a total of 37,873,965 shares of common stock to the DRC shareholders. DRC became a 99.9% subsidiary of the SPG. SPG changed its name to "Simon DeBartolo Group, Inc." In addition, the Management Company purchased from The Edward J. DeBartolo Corporation all of the voting stock of DPMI, for $2.5 million in cash.

     For additional information concerning the DRC Merger, please see Note 4 to the financial statements.

     General

     As of December 31, 1998, Simon Group owned or held interests in a diversified portfolio of 242 income-producing Properties, including 153 regional malls, 77 community shopping centers, three specialty retail centers, six office and mixed-use properties and three value-oriented super-regional malls located in 35 states. Regional malls (including specialty retail centers, and retail space in the mixed-use Properties), community centers and the remaining portfolio comprised 90.3%, 6.0%, and 3.7%, respectively of consolidated total rent revenues and tenant reimbursements in 1998. The value-oriented super-regional malls are not included in consolidated rent revenues and tenant reimbursements as they are all accounted for using the equity method of accounting. The Properties contain an aggregate of approximately 165.9 million square feet of GLA, of which 98.2 million square feet is owned by Simon Group ("Owned GLA"). More than 4,400 different retailers occupy more than 18,400 stores in the Properties. Total estimated retail sales at the Properties exceeded $31 billion in 1998.

     SPG and certain of its subsidiaries are taxed as REITs under sections 856 through 860 of the Code, and applicable Treasury regulations relating to REIT qualification. SPG is self-administered and self-managed and does not engage or pay a REIT advisor. SPG provides management, development, leasing, accounting, finance and legal, design and construction expertise through its own personnel or, where appropriate, through outside professionals.

     Operating Strategies

     Simon Group's primary business objectives are to increase per share cash generated from operations and the value of the Portfolio Properties and operations. Simon Group plans to achieve these objectives through a variety of methods discussed below, although no assurance can be made that such objectives will be achieved.

     Leasing. Simon Group pursues an active leasing strategy, which includes aggressively marketing available space; renewing existing leases at higher base rents per square foot; and continuing to sign leases that provide for percentage rents and/or regular or periodic fixed contractual increases in base rents.

     Management. Drawing upon the expertise gained through management of a geographically diverse portfolio nationally recognized as high quality retail and mixed-use Properties, Simon Group seeks to maximize cash flow through a combination of an active merchandising program to maintain its shopping centers as inviting shopping destinations, continuation of its successful efforts to minimize overhead and operating costs, coordinated marketing and promotional activities directed towards establishing and maintaining customer loyalty, and systematic planning and monitoring of results.

     Acquisitions. Simon Group intends to selectively acquire individual properties and portfolios of properties that meet its investment criteria as opportunities arise. Management believes that consolidation will continue to occur within the shopping center industry, creating opportunities for Simon Group to acquire additional portfolios of shopping centers and increase operating profit margins. Management also believes that its extensive experience in the shopping center business, access to capital markets, national operating scope, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute acquisitions competitively. Additionally, Simon Group may be able to acquire properties on a tax-advantaged basis for the transferors.

     Development. Simon Group's focus is to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth. During 1998, Simon Group opened two new community shopping centers. In March of 1998, Simon Group opened the approximately $13.3 million Muncie Plaza in Muncie, Indiana. Simon Group owns 100% of this 196,000 square-foot community center. In addition, phase I of the approximately $34.0 million Lakeline Plaza opened in April 1998 in Austin, Texas. Phase II of this 360,000 square-foot community center is scheduled to open in 1999. Each of these new community centers is adjacent to an existing regional mall in Simon Group's portfolio. In addition, The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA opened in January of 1999 in South Miami, Florida. Simon Group owns a noncontrolling 37.5% of this specialty retail center.

     Construction also continues on the following projects, which have an aggregate construction cost of approximately $620 million, Simon Group's share of which is approximately $347 million:

     . Concord Mills, a 37.5%-owned value-oriented super regional mall project, containing approximately 1.4 million square feet of GLA, is scheduled to open in September of 1999 in Concord (Charlotte), North Carolina.

     . The Mall of Georgia, an approximately 1.5 million square foot regional mall project, is scheduled to open in August of 1999. Adjacent to the regional mall, The Mall of Georgia Crossing is an approximately 444,000 square-foot community shopping center project, which is scheduled to open in October of 1999. Simon Group has a noncontrolling 50% ownership interest in each of these development projects.

     . In addition to Mall of Georgia Crossing, two other new community center projects are under construction: The Shops at North East Plaza and Waterford Lakes at a combined 1,243,000 square feet of GLA.

     Simon Group also has direct or indirect interests in twelve other parcels of land being held for future development in nine states totaling approximately 942 acres. Management believes Simon Group is well positioned to pursue future development opportunities as conditions warrant.

     Strategic Expansions and Renovations. A key objective of Simon Group is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. In 1998, Simon Group completed construction and opened nine new expansion and/or renovation projects: Aventura Mall in Miami, Florida; Castleton Square in Indianapolis, Indiana; Independence Center in Independence, Missouri; Irving Mall in Irving, Texas; Prien Lake Mall in Lake Charles, Louisiana; Richardson Square in Dallas, Texas; Tyrone Square in St. Petersburg, Florida; Walt Whitman Mall in Huntington, New York; and West Town Mall in Knoxville, Tennessee.

     Simon Group has a number of renovation and/or expansion projects currently under construction, or in preconstruction development. Simon Group expects to commence construction on many of these projects in the next 12 to 24 months.

     Competition

     Simon Group believes that it has a competitive advantage in the retail real estate business as a result of (i) its use of innovative retailing concepts,
(ii) its management and operational expertise, (iii) its extensive experience and relationship with retailers and lenders, (iv) the size, quality and diversity of its Properties and (v) the mall marketing initiatives of Simon Brand

Ventures, which Simon Group believes is the world's largest and most sophisticated mall marketing initiative. Management believes that the Properties are the largest, as measured by GLA, of any publicly traded REIT, with more regional malls than any other publicly traded REIT. For these reasons, management believes Simon Group to be the leader in the industry.

     All of the Portfolio Properties are located in developed areas. With respect to certain of such properties, there are other properties of the same type within the market area. The existence of competitive properties could have a material effect on Simon Group's ability to lease space and on the level of rents Simon Group can obtain.

     There are numerous commercial developers, real estate companies and other owners of real estate that compete with Simon Group in its trade areas. This results in competition for both acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that Simon Group and its competitors develop and manage.

     Environmental Matters

     General Compliance. Management believes that the Portfolio Properties are in compliance, in all material respects, with all Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances (see Item 3. Legal Proceedings). Nearly all of the Portfolio Properties have been subjected to Phase I or similar environmental audits (which generally involve only a review of records and visual inspection of the property without soil sampling or ground water analysis) by independent environmental consultants. The Phase I environmental audits are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The environmental audits have not revealed, nor is management aware of, any environmental liability that management believes will have a material adverse effect on Simon Group. No assurance can be given that existing environmental studies with respect to the Portfolio Properties reveal all potential environmental liabilities; that any previous owner, occupant or tenant of a Portfolio Property did not create any material environmental condition not known to management; that the current environmental condition of the Portfolio Properties will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that future uses or condition (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in imposition of additional environmental liability.

     Asbestos-Containing Materials. Asbestos-containing materials are present in most of the Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which are generally in good condition. Fireproofing and insulation containing asbestos is also present in certain Properties in limited concentrations or in limited areas. The presence of such asbestos-containing materials does not violate currently applicable laws. Asbestos-containing materials will be removed by Simon Group in the ordinary course of any renovation, reconstruction and expansion, and in connection with the retenanting of space.

     Underground Storage Tanks. Several of the Portfolio Properties contain or at one time contained, underground storage tanks used to store waste oils or other petroleum products primarily related to auto services center establishments or emergency electrical generation equipment. All such tanks have been or are being removed, upgraded or abandoned in place in accordance with applicable environmental laws. Site assessments have revealed certain soil and groundwater contamination associated with such tanks at some of these Properties. Subsurface investigations (Phase II assessments) and remediation activities are either ongoing or scheduled to be conducted at such Properties. The cost of remediation with respect to such matters have not been and are not expected to be material.

     Properties to be Developed or Acquired. Land being held for shopping mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties. In certain instances, such residues or debris could be or contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire any of the optioned properties, Simon Group will conduct environmental due diligence consistent with past practice.

     Employees

     Simon Group and its affiliates employ approximately, 6,300 persons at various centers and offices throughout the United States. Approximately 935 of such employees are located at Simon Group's headquarters in Indianapolis, Indiana, and approximately 1,075 of all employees are part-time.

     Insurance

     Simon Group has comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its Properties. Management believes that such insurance provides adequate coverage.

     Corporate Headquarters

     Simon Group's executive offices are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and its telephone number is
(317) 636-1600.

     Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Companies as of December 31, 1998.

                 Name                Age                        Position
                 ----                ---                        --------
     Melvin Simon (1)                72      Co-Chairman
     Herbert Simon (1)               64      Co-Chairman
     David Simon (1)                 37      Chief Executive Officer
     Hans C. Mautner                 60      Vice Chairman
     Richard S. Sokolov              49      President and Chief Operating Officer
     Randolph L. Foxworthy           54      Executive Vice President - Corporate Development
     William J. Garvey               59      Executive Vice President - Property Development
     James A. Napoli                 52      Executive Vice President - Leasing
     John R. Neutzling               46      Executive Vice President - Property Management
     James M. Barkley                47      General Counsel; Secretary
     Stephen E. Sterrett             43      Treasurer
     John Rulli                      42      Senior Vice President - Human Resources &
                                             Corporate Operations
     James R. Giuliano, III          41      Senior Vice President

     (1) Melvin Simon is the brother of Herbert Simon and the father of David Simon.

     Set forth below is a summary of the business experience of the executive officers of the Companies. The executive officers of the Companies serve at the pleasure of the Board of Directors and have served in such capacities since the formation of SPG in 1993, with the exception of Mr. Mautner, who has held his office since the CPI Merger and Mr. Sokolov and Mr. Giuliano who have held their offices since the DRC Merger. For biographical information of Melvin Simon, Herbert Simon, David Simon, Hans C. Mautner, and Richard Sokolov, see Item 10 of this report.

     Mr. Foxworthy is the Executive Vice President - Corporate Development of the Companies. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with the Companies since SPG's formation in 1993.

     Mr. Garvey is the Executive Vice President - Property Development of the Companies. Mr. Garvey, who was Executive Vice President and Director of Development at MSA, joined MSA in 1979 and held various positions with MSA.

     Mr. Napoli is the Executive Vice President - Leasing of the Companies. Mr. Napoli also served as Executive Vice President and Director of Leasing of MSA, which he joined in 1989.

     Mr. Neutzling is the Executive Vice President - Property Management of the Companies. Mr. Neutzling has also been an Executive Vice President of MSA since 1992 overseeing all property and asset management functions. He joined MSA in 1974 and has held various positions with MSA.

     Mr. Barkley serves as the Companies' General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

     Mr. Sterrett serves as the Companies' Treasurer. He joined MSA in 1989 and has held various positions with MSA.

     Mr. Rulli holds the position of Senior Vice President - Human Resources and Corporate Operations. He joined MSA in 1988 and has held various positions with MSA.

     Mr. Giuliano has served as Senior Vice President since the DRC Merger. He joined DRC in 1993, where he served as Senior Vice President and Chief Financial Officer up to the DRC Merger.

Item 2. Properties

     Portfolio Properties

     The Properties primarily consist of two types: regional malls and community shopping centers. Regional malls contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. The 153 regional malls in the Properties range in size from approximately 200,000 to 2.2 million square feet of GLA, with all but three regional malls over 400,000 square feet. These regional malls contain in the aggregate nearly 16,000 occupied stores, including over 600 anchors which are mostly national retailers. As of December 31, 1998, regional malls (including specialty retail centers, and retail space in the mixed-use Properties) represented 85.1% of total GLA, 79.9% of Owned GLA and 85.9% of total annualized base rent of the Properties.

     Community shopping centers are generally unenclosed and smaller than regional malls. Most of the 77 community shopping centers in the Properties range in size from approximately 100,000 to 400,000 square feet of GLA. Community shopping centers generally are of two types: (i) traditional community centers, which focus primarily on value-oriented and convenience goods and services, are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area; and (ii) power centers, which are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 1998, community shopping centers represented 11.0% of total GLA, 13.6% of Owned GLA and 6.5% of the total annualized base rent of the Properties.

     Simon Group also has an interest in three specialty retail centers, six office and mixed-use Properties and three value-oriented super-regional malls. The specialty retail centers contain approximately 763,000 square feet of GLA and do not have anchors; instead, they feature retailers and entertainment facilities in a distinctive shopping environment and location. The six office and mixed-use Properties range in size from approximately 137,000 to 1,033,000 square feet of GLA. Two of these Properties are regional malls with connected office buildings, two are located in mixed-use developments and contain primarily office space and the remaining two are solely office space. The value-oriented super-regional malls are each joint venture partnerships ranging in size from approximately 1.2 million to 1.3 million square feet of GLA. These include Arizona Mills, Grapevine Mills and Ontario Mills. These Properties combine retail outlets, manufacturers, off-price stores and other value-oriented tenants. As of December 31, 1998, value-oriented super-regional malls represented 2.3% of total GLA, 3.7% of Owned GLA and 4.0% of the total annualized base rent of the Properties.

     As of December 31, 1998, approximately 90.0% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use Properties was leased, approximately 98.2% of the Owned GLA in the value-oriented super-regional malls was leased, and approximately 91.4% of Owned GLA in the community shopping centers was leased.

     Of the 242 Properties, 174 are owned 100% by Simon Group and the remainder are held as joint venture interests. Simon Group is the managing or co-managing general partner of all but eight of the Properties held as joint venture interests.

                            Additional Information
                            ----------------------

     The following table sets forth certain information, as of December 31, 1998, regarding the Properties:

                            Ownership             Simon
                             Interest             Group's
                          (Expiration of        Percentage         Year Built         Total
     Name/Location          Lease) (1)         Interest (2)       or Acquired          GLA           Anchors/Specialty Anchors
---------------------     --------------       ------------      -------------      -----------      --------------------------
REGIONAL MALLS
1.  Alton Square            Fee                   100.0            Acquired           641,409        Famous Barr, JCPenney,
    Alton, IL                                                        1993                            Sears

2.  Amigoland Mall          Fee                   100.0            Built 1974         558,622        Beall's, Dillard's, JCPenney,
    Brownsville, TX                                                                                  Montgomery Ward

3.  Anderson Mall           Fee                   100.0            Built 1972         637,924        Gallant Belk, JCPenney,
    Anderson, SC                                                                                     Sears, Uptons, United
                                                                                                     Artists Theatre

4.  Aurora Mall             Ground Lease          100.0            Acquired           999,932        JCPenney, Foley's (3),
    Aurora, CO              (2009)                                   1998                            Sears

5.  Aventura Mall (4)       Fee                    33.3            Built 1983       1,551,190        AMC Theatre, Bloomingdales,
    Miami, FL                                                                                        Burdines (5), JCPenney, Lord
                                                                                                     & Taylor, Macy's, Sears

6.  Avenues, The            Fee                    25.0            Built 1990       1,112,206        Belk, Dillard's,
    Jacksonville, FL                                                                                 Sears, Parisian, JCPenney

7.  Barton Creek Square     Fee                   100.0            Built 1981       1,369,938        Dillard's (3), Foley's,
    Austin, TX                                                                                       General Cinema, JCPenney,
                                                                                                     Sears, Montgomery Ward

8.  Battlefield Mall        Fee and Ground        100.0            Built 1970       1,198,759        Dillard's, Famous Barr,
    Springfield, MO         Lease (2056)                                                             Montgomery Ward, Sears,
                                                                                                     JCPenney

9.  Bay Park Square         Fee                   100.0            Built 1980         642,639        Kohl's, Montgomery Ward,
    Green Bay, WI                                                                                    Shopko, Elder-Beerman,
                                                                                                     Marcus Cinema

10. Bergen Mall             Fee and Ground        100.0            Acquired           922,432        Value City, Stern's,
    Paramus, NJ             Lease (6) (2061)                         1987                            Marshall's, Off 5th-Saks
                                                                                                     Fifth Avenue Outlet

11. Biltmore Square         Fee                (7) 66.7            Built 1989         494,548        Belk, Dillard's, Proffitt's,
    Asheville, NC                                                                                    Goody's

12. Boynton Beach Mall      Fee                   100.0            Built 1985       1,064,137        Burdines, Macy's, Sears,
    Boynton Beach, FL                                                                                Dillard's (3) (5), JCPenney

13. Brea Mall               Fee                   100.0            Acquired         1,302,126        JCPenney, Robinsons-May,
    Brea, CA                                                         1998                            Nordstrom, Sears, Macy's

14. Broadway Square         Fee                   100.0            Acquired           571,430        Dillard's, JCPenney, Sears
    Tyler, TX                                                        1994

15. Brunswick Square        Fee                   100.0            Built 1973         734,639        Barnes & Noble (5),
    East Brunswick, NJ                                                                               Brunswick Square Movies,
                                                                                                     Macy's, JCPenny



                            Ownership             Simon
                             Interest             Group's
                          (Expiration if        Percentage         Year Built         Total
     Name/Location          Lease) (1)         Interest (2)       or Acquired          GLA           Anchor/Specialty Anchors
---------------------     --------------       ------------       -----------       ---------        --------------------------
16.  Burlington Mall        Ground Lease             100.0         Acquired         1,252,109         Lord & Taylor, Filene's,
     Burlington, MA         (2048)                                   1998                             Macy's, Sears

17.  Castleton Square       Fee                      100.0         Built 1972       1,390,085         Galyan's, LS Ayres,
     Indianapolis, IN                                                                                 Lazarus, JCPenney, Sears,
                                                                                                      Von Maur

18.  Century III Mall       Fee                       50.0 (8)     Built 1979       1,286,753         Lazarus, Kaufmann's,
     Pittsburgh, PA                                                                                   JCPenney, Sears, T.J. Maxx,
                                                                                                      Wickes Furniture

19.  Charlottesville        Ground Lease             100.0         Acquired           573,619         Belk (5), JCPenney, Sears
     Fashion Square         (2076)                                   1997
     Charlottesville, VA

20.  Chautauqua Mall        Fee                      100.0         Built 1971         435,790         The Bon Ton, Sears,
     Jamestown, NY                                                                                    JCPenney, Office Max

21.  Cheltenham Square      Fee                      100.0         Built 1981         633,073         Burlington Coat Factory,
     Philadelphia, PA                                                                                 United Artists Theatre,
                                                                                                      Home Depot, Value City,
                                                                                                      Seaman's Furniture,
                                                                                                      Shop Rite

22.  Chesapeake Square      Fee and Ground        (7) 75.0         Built 1989         704,511         Dillard's (3), JCPenney,
     Chesapeake, VA         Lease (2062)                                                              Sears, Montgomery Ward,
                                                                                                      Hecht's  (5)

23.  Cielo Vista Mall       Fee and Ground           100.0         Built 1974       1,192,002         Dillard's (3), JCPenney,
     El Paso, TX            Lease (9) (2027)                                                          Montgomery Ward, Sears

24.  Circle Centre          Property Lease            14.7         Built 1995         800,929         Nordstrom, Parisian,
     Indianapolis, IN       (2097)                                                                    United Artists Theatre,
                                                                                                      Gameworks

25.  College Mall           Fee and Ground           100.0         Built 1965         708,151         JCPenney, Lazarus,
     Bloomington, IN        Lease (9) (2048)                                                          L.S. Ayres, Sears, Target

26.  Columbia Center        Fee                      100.0         Acquired           772,583         Barnes & Noble,
     Kennewick, WA                                                   1987                             The Bon Marche, Eastgate
                                                                                                      Theatre, Lamonts, JCPenney,
                                                                                                      Sears

27.  Coral Square           Fee                       50.0         Built 1984         944,466         Burdines (3), Dillard's,
     Coral Springs, FL                                                                                JCPenney, Sears

28.  Cordova Mall           Fee                      100.0         Acquired           841,398         Montgomery Ward, Parisian,
     Pensecola, FL                                                   1998                             Dillard's (3)

29.  Cottonwood Mall        Fee                      100.0         Built 1996       1,044,369         Dillard's, Foley's,
     Albuquerque, NM                                                                                  JCPenney, Mervyn's,
                                                                                                      Montgomery Ward,
                                                                                                      United Artists Theatre

30.  Crossroads Mall        Fee                      100.0         Acquired           871,764         Dillard's, Sears,
     Omaha, NE                                                       1994                             Younkers, Barnes & Noble

31.  Crystal Mall (4)       Fee                       50.0         Acquired           785,365         JCPenney, Filene's, Sears,
     Waterford, CT                                                   1998                             Macy's

32.  Crystal River Mall     Fee                      100.0         Built 1990         426,124         Belk, Kmart, JCPenney,
     Crystal River, FL                                                                                Regal Cinema, Sears



                            Ownership             Simon
                             Interest             Group's
                          (Expiration of        Percentage         Year Built         Total
     Name/Location          Lease) (1)         Interest (2)       or Acquired          GLA           Anchor/Specialty Anchors
---------------------     --------------       ------------       -----------       ---------        --------------------------
33.  Dadeland Mall          Fee                       50.0         Acquired         1,405,693         Burdine's, Burdine's Home
     Miami, FL                                                       1997                             Gallery, JCPenney, Limited,
                                                                                                      Lord & Taylor, Saks Fifth
                                                                                                      Avenue

34.  DeSoto Square          Fee                      100.0         Built 1973         687,156         Burdines, JCPenney,
     Bradenton, FL                                                                                    Sears, Dillard's, Regal
                                                                                                      Cinema

35.  Eastern Hills Mall     Fee                      100.0         Built 1971         997,664         Sears, The Bon Ton,
     Buffalo, NY                                                                                      JCPenney, Kaufmann's,
                                                                                                      Burlington Coat Factory

36.  Eastland Mall          Fee                       50.0         Acquired           911,838         JC Penney, De Jong's,
     Evansville, IN                                                  1998                             Famous Barr, Lazarus

37.  Eastland Mall          Fee                      100.0         Built 1986         706,617         Dillard's, Hollywood Cinema,
     Tulsa, OK                                                                                        JCPenney, Mervyn's,
                                                                                                      Service Merchandise

38.  Edison Mall            Fee                      100.0         Acquired           986,971         Burdines (3), Dillard's,
     Fort Meyers, FL                                                 1997                             JCPenney, Sears

39.  Empire Mall (4)        Fee                       50.0         Acquired         1,051,421         JCPenney, Younkers, Sears,
     Sioux Falls, SD                                                 1998                             Daytons, (10)

40.  Fashion Mall at        Ground Lease             100.0         Acquired           651,671         Jacobsons, Parisian
     Keystone at the        (2067)                                   1997
     Crossing, The
     Indianapolis, IN

41.  Florida Mall, The      Fee                       50.0         Built 1986       1,119,813         Burdines (5), Dillard's,
     Orlando, FL                                                                                      JCPenney, Parisian,
                                                                                                      Saks Fifth Avenue, Sears

42.  Forest Mall            Fee                      100.0         Built 1973         483,695         JCPenney, Kohl's,
     Fond Du Lac, WI                                                                                  Younkers, Sears, Staples

43.  Forest Village         Fee                      100.0         Built 1980         418,354         JCPenney, Kmart
     Park Mall
     Forestville, MD

44.  Fremont Mall           Fee                      100.0         Built 1966         199,710         1/2 Price Store, JCPenney
     Fremont, NE

45.  Golden Ring Mall       Fee                      100.0         Built 1974         719,733         Caldor (11), Hecht's,
     Baltimore, MD                                                                                    Montgomery Ward,
                                                                                                      United Artists

46.  Granite Run Mall       Fee                       50.0         Acquired         1,034,479         Boscovs, AMC Theatre,
     Media, PA                                                       1998                             JCPenney, Sears

47.  Great Lakes Mall       Fee                      100.0         Built 1961       1,294,950         Dillard's (3), Regal Cinema,
     Cleveland, OH                                                                                    Kaufmann's, JCPenney, Sears

48.  Greenwood Park         Fee                      100.0         Acquired         1,278,298         JCPenney, JCPenney Home
     Mall                                                            1979                             Store, Lazarus, L.S. Ayres,
     Greenwood, IN                                                                                    Sears, Service Merchandise,
                                                                                                      Von Maur

49.  Gulf View Square       Fee                      100.0         Built 1980         802,938         Burdines, Dillard's,
     Port Richey, FL                                                                                  Montgomery Ward,
                                                                                                      JCPenney, Sears

50.  Gwinnett Place         Fee                       50.0         Acquired         1,246,457         Parisian, Macy's, JCPenney,
     Duluth, GA                                                      1998                             Rich's, Sears


                                 Ownership        Simon Group's
                             Interest(Expiration   Percentage     Year built or       Total
      Name/Location             if Lease)(1)       Interest(2)      Acquired           GLA            Ancohor/Specialty Anchors
-------------------------       -----------        ------------   ------------     ------------       ---------------------------
  51.  Haywood Mall              Fee                    50.0         Acquired       1,243,472         Belk Simpson, JCPenney,
       Greensville, SC                                                 1998                           Rich's, Sears, Dillard's

  52.  Heritage Park Mall        Fee                   100.0        Built 1978        637,356         Dillard's, Sears,
       Midwest City, OK                                                                               Montgomery Ward,
                                                                                                      Service Merchandise
  53.  Highland Mall (4)         Fee                    50.0         Acquired       1,097,785         Dillard's (3), Foley's,
       Austin, TX                                                      1998                           JCPenney

  54.  Hutchinson Mall           Fee                   100.0        Built 1985        525,661         Cinema 8, Dillard's,
       Hutchinson, KS                                                                                 JCPenney,
                                                                                                      Sears, Hobby Lobby
  55.  Independence Center       Fee                   100.0         Acquired       1,025,758         The Jones Store Co.,
       Independence, MO                                                1994                           Dillard's , Sears

  56.  Indian River Mall         Fee                    50.0        Built 1996        747,919         AMC Theatre, Burdines,
       Vero Beach, FL                                                                                 Sears, JCPenney, Dillard's

  57.  Ingram Park Mall          Fee                   100.0        Built 1979      1,131,616         Dillard's (3), Foley's,
       San Antonio, TX                                                                                JCPenney, Sears, Beall's

  58.  Irving Mall               Fee                   100.0        Built 1971      1,098,560         Barnes & Noble, Dillard's,
       Irving, TX                                                                                     Foley's, General Cinema,
                                                                                                      JCPenney, Mervyn's, Sears,
  59.  Jefferson Valley Mall     Fee                   100.0        Built 1983        589,444         Macy's,Sears,
       Yorktown Heights, NY                                                                           Service Merchandise,United
                                                                                                      Artist Theatre
  60.  Knoxville Center          Fee                   100.0        Built 1984        990,092         Dillard's,JCPenney,
       Knoxville, TN                                                                                  Proffitt's, Regal Cinema,
                                                                                                      Sears, Service  Merchandise
  61.  La Plaza                  Fee and Ground        100.0        Built 1976        989,322         Dillard's, JCPenney, Beall's,
       McAllen, TX               Lease (6) (2040)                                                     Foley's, Sears,
                                                                                                      Service Merchandise,
                                                                                                      Joe Brand-Lady Brand
  62.  Lafayette Square          Fee                   100.0        Built 1968      1,226,227         JCPenney, LS Ayres, Sears,
       Indianapolis, IN                                                                               Lazarus, Waccamaw,
                                                                                                      Burlington Coat Factory (5)
  63.  Laguna Hills Mall         Fee                   100.0       Acquired 1997      868,731         JCPenney,
       Laguna Hills, CA                                                                               Macy's, Sears
  64.  Lake Square Mall          Fee                    50.0         Acquired         560,671         AMC 6 Theatres , JCPenney,
       Leesburg, FL                                                    1998                           Sears, Belk, Target

  65.  Lakeland Square           Fee                    50.0        Built 1988        899,350         Belk, Burdines,
       Lakeland, FL                                                                                   Dillard's (3),
                                                                                                      JCPenney, Sears
  66.  Lakeline Mall             Fee               (12) 85.0        Built 1995      1,102,847         Dillard's, Foley's, Sears,
       N. Austin, TX                                                                                  JCPenney, Mervyn's, Regal
                                                                                                      Cinema
  67.  Lenox Square              Fee                   100.0         Acquired       1,426,493         Neiman Marcus, Macy's,
       Atlanta, GA                                                     1998                           Rich's, United Artists
                                                                                                      Theatres
  68.  Lima Mall                 Fee                   100.0        Built 1965        752,802         Elder-Beerman, Sears,
       Lima, OH                                                                                       Lazarus, JCPenney

                                      Ownership
                                      Interest         Simon Group's
                                     (Expiration        Percentage      Year Built       Total
             Name/Location           if Lease)(1)       Interest(2)     or Acquired       GLA          Anchor/Specialty Anchors
       -----------------------    -----------------    -------------    -----------    ----------    ----------------------------
  69.  Lincolnwood Town Center    Fee                       100.0        Built 1990       441,131    Carson Pirie Scott,
       Lincolnwood, IL                                                                               JCPenney

  70.  Lindale Mall (4)           Fee                        50.0         Acquired        693,660    Younkers, Von Maur, Sears
       Cedar Rapids, IA                                                     1998

  71.  Livingston Mall            Fee                       100.0         Acquired        985,659    Macy's, Sears, Lord & Taylor
       Livingston, NJ                                                       1998

  72.  Longview Mall              Fee                       100.0        Built 1978       616,608    Dillard's (3), JCPenney,
       Longview, TX                                                                                  Sears, Service Merchandise,
                                                                                                     Beall's

  73.  Machesney Park Mall        Fee                       100.0        Built 1979       556,093    Bergners, JCPenney,
       Rockford, IL                                                                                  Kerasotes Theatre, Kohl's,
                                                                                                     Seventh Avenue Direct

  74.  Markland Mall              Ground Lease              100.0        Built 1968       390,901    Lazarus, Sears,
       Kokomo, IN                  (2041)                                                            Target

  75.  McCain Mall                Ground Lease (13)         100.0        Built 1973       776,508    Dillard's, JCPenney,
       N. Little Rock, AR          (2032)                                                            M.M. Cohn, Sears

  76.  Melbourne Square           Fee                       100.0        Built 1982       737,526    Belk, Burdines,
       Melbourne, FL                                                                                 Dillard's (3), JCPenney

  77.  Memorial Mall              Fee                       100.0        Built 1969       416,698    JCPenney, Kohl's,
       Sheboygan, WI                                                                                 Sears

  78.  Menlo Park Mall            Fee                       100.0         Acquired      1,299,492    Macy's, Nordstrom,
       Edison, NJ                                                           1997              (14)   Cineplex Odeon

  79.  Mesa Mall (4)              Fee                        50.0         Acquired        850,571    Sears, Herberger's,
       Grand Junction, CO                                                   1998                     JCPenney, Target, Mervyn's

  80.  Metrocenter (4)            Fee                        50.0         Acquired      1,303,516    Macy's, Dillard's,
       Phoenix, AZ                                                          1998                     Robinsons-May, JCPenney,
                                                                                                     Sears

  81.  Miami                      Fee                        60.0        Built 1982       972,340    Burdines (3), Sears,
       International Mall                                                                            Dillard's, JCPenney
       Miami, FL

  82.  Midland Park Mall          Fee                       100.0        Built 1980       616,336    Dillard's (3), JCPenney,
       Midland, TX                                                                                   Sears, Beall's

  83.  Miller Hill Mall           Fee                       100.0        Built 1973       800,808    JCPenney, Montgomery Ward,
       Duluth, MN                                                                                    Sears, Younkers

  84.  Mission Viejo Mall         Fee                       100.0        Built 1979       818,315    Macy's,
       Mission Viejo, CA                                                                             Robinsons - May (3),
                                                                                                     Nordstrom (5), Saks Fifth
                                                                                                     Avenue (5)

  85.  Mounds Mall                Ground Lease              100.0        Built 1965       407,673    Elder-Beerman, JCPenney,
       Anderson, IN                (2033)                                                            Sears

  86.  Muncie Mall                Fee                       100.0        Built 1970       656,715    JCPenney, L.S. Ayres,
       Muncie, IN                                                                                    Sears, Elder Beerman (3)

                                 Ownership         Simon Group's
                            Interest (Expiration    Precentage    Year Built or      Total
         Name/Location         if Lease)(1)         Interest(2)      Acquired         GLA       Anchor/Specialty Anchors
         -------------         ------------         -----------      --------         ---       ------------------------
 87.  Nanuet Mall              Fee                      100.0        Acquired        913,844    Stern's, Macy's, Sears
      Nanuet, NY                                                       1998

 88.  North East Mall          Fee                      100.0        Built 1971    1,141,429    Dillard's (3), JCPenney,
      Hurst, TX                                                                                 Montgomery Ward, Sears,
                                                                                                Nordstrom (5), Saks Fifth
                                                                                                Avenue (5)

 89.  North Towne Square       Fee                      100.0        Built 1980      751,605    Lion, Montgomery Ward, (10)
      Toledo, OH

 90.  Northfield Square        Fee                   (7) 31.6        Built 1990      558,737    Cinemark Movies 10, Carson
      Bradley, IL                                                                               Pirie Scott (3) (5), JCPenney,
                                                                                                Sears

 91.  Northgate Mall           Fee                      100.0        Acquired      1,104,888    The Bon Marche, Lamonts,
      Seattle, WA                                                      1987             (15)    Nordstrom, JCPenney

 92.  Northlake Mall           Fee                      100.0        Acquired        962,397    JCPenney, Parisian, Macy's,
      Atlanta, GA                                                      1998                     Sears

 93.  Northwoods Mall          Fee                      100.0        Acquired         667,561   Famous Barr, JCPenney,
      Peoria, IL                                                       1983                     Sears

 94.  Northpark Mall           Fee                       50.0        Acquired       1,057,383   Von Maur, Younkers,
      Davenport, IA                                                    1998                     Montgomery Ward,
                                                                                                JCPenney, Sears

 95.  Oak Court Mall           Fee                      100.0        Acquired         842,406   Dillard's (3), Goldsmith's
      Memphis, TN                                                      1997              (16)

 96.  Ocean County Mall        Fee                      100.0        Acquired         873,713   JCPenney, Macy's, Stern's,
      Toms River, NJ                                                   1998                     Sears

 97.  Orange Park Mall         Fee                      100.0        Acquired         924,893   AMC 24 Theatre, Belk,
      Jacksonville, FL                                                 1994                     Dillard's, JCPenney, Sears

 98.  Orland Square            Fee                      100.0        Acquired       1,224,891   Carson Pirie Scott, JCPenney,
      Orland Park, IL                                                  1997                     Marshall Field, Plitt Theatres,
                                                                                                Sears

 99.  Paddock Mall             Fee                      100.0        Built 1980       559,552   Belk, Burdines,
      Ocala, FL                                                                                 JCPenney, Sears

100.  Palm Beach Mall          Fee                      100.0        Built 1967     1,024,470   Dillard's (5), JCPenney,
      West Palm Beach, FL                                                                       Sears, Lord & Taylor, Burdines

101.  Phipps Plaza             Fee                      100.0        Acquired         820,654   AMC Theatres, Lord & Taylor,
       Atlanta, GA                                                     1998                     Parisian, Saks Fifth Avenue

102.  Port Charlotte           Ground Lease          (7) 80.0        Built 1989       716,208   Burdines, Dillard's,
      Town Center              (2064)                                                           Montgomery Ward,
      Port Charlotte, FL                                                                        JCPenney, Regal Cinema (5),
                                                                                                Sears

103.  Prien Lake Mall          Fee and Ground           100.0        Built 1972       814,516   Dillards, JCPenney,
      Lake Charles, LA         Lease (6) (2025)                                                 Montgomery Ward,
                                                                                                Sears, The White House

104.  Raleigh Springs Mall     Fee and Ground           100.0        Built 1979       907,220   Dillard's, Goldsmith's,
      Memphis, TN              Lease (6) (2018)                                                 JCPenney, Sears

                                 Ownership       Simon
                                  Interest      Group's
                                (Expiration   Percentage      Year Built or      Total
        Name/Location           if Lease)(1)  Interest(2)       Acquired          GLA         Anchor/Specialty Anchors
        -------------           ------------  -----------       --------          ---         ------------------------
105.  Randall Park Mall         Fee                 100.0     Built 1976       1,580,786      Dillard's, Kaufmann's,
      Cleveland, OH                                                                           Casa LaSalle, JCPenney, Magic
                                                                                              Johnson Theatres (5), Sears,
                                                                                              Burlington Coat Factory

106.  Richardson Square         Fee                 100.0     Built 1977         746,569      Barnes & Noble, Dillard's,
      Dallas, TX                                                                              Ross Dress for Less, Sears,
                                                                                              Stein Mart, Montgomery Ward

107.  Richmond Town Square      Fee                 100.0     Built 1966       1,004,897      JCPenney, Kaufmann's, Sears,
      Cleveland, OH                                                                           Sony Theatres (5)

108.  Richmond Square           Fee                 100.0     Built 1966         385,326      Dillard's, JCPenney,
      Richmond, IN                                                                            Sears, Office Max

109.  River Oaks Center         Fee                 100.0     Acquired 1997    1,336,138      Carson Pirie Scott,
      Calumet City, IL                                                              (17)      Cineplex Odeon, JCPenney,
                                                                                              Marshall Field, Sears

110.  Rockaway Townsquare       Fee                 100.0     Acquired 1998    1,238,788      Lord & Taylor, JCPenney,
      Rockaway, NJ                                                                            Macy's, Sears

111.  Rolling Oaks Mall         Fee                 100.0     Built 1988         757,972      Dillard's, Foley's,
      North San Antonio, TX                                                                   Sears, Regal Cinema

112.  Roosevelt Field Mall      Fee                 100.0     Acquired 1998    2,176,161      Bloomingdale's, JCPenney,
      Garden City, NY                                                                         Nordstrom, Macy's, Stern's

113.  Ross Park Mall            Fee                 100.0     Built 1986       1,275,231      Lazarus, JCPenney,
      Pittsburgh, PA                                                                          Kaufmann's, Sears,
                                                                                              Service Merchandise

114.  Rushmore Mall (4)         Fee                  50.0     Acquired 1998      836,409      JCPenney, Herberger's, Sears,
      Rapid City, SD                                                                          Target, (10)

115.  Santa Rosa Plaza          Fee                 100.0     Acquired 1998      698,363      Macy's, Mervyn's, Sears
      Santa Rosa, CA

116.  St. Charles Towne Center  Fee                 100.0     Built 1990       1,053,318      Cineplex Odeon, Hecht's,
      Waldorf, MD                                                                             JCPenney,
                                                                                              Kohl's, Sears,
                                                                                              Montgomery Ward,

117.  Seminole Towne            Fee                  45.0     Built 1995       1,153,793      Burdines, Dillard's,
      Center                                                                                  JCPenney, Parisian, Sears
      Sanford, FL                                                                             United Artists

118.  Smith Haven Mall          Fee                  25.0     Acquired 1995    1,343,321      Sterns, Macy's,
      Lake Grove, NY                                                                          Sears, JCPenney, Cineplex
                                                                                              Odeon

119.  Source, The               Fee                  25.0     Built 1997         730,177      ABC Home, Circuit City,
      Long Island, NY                                                                         Fortunoff, Loehmann's,
                                                                                              Nordstrom Rack, Off 5th-
                                                                                              Saks Fifth Avenue, Old Navy,
                                                                                              Virgin Megastore

120.  South Hills Village       Fee                 100.0     Acquired 1997    1,118,773      Carmike Cinemas, Kaufmann's,
      Pittsburgh, PA                                                                          Lazarus, Sears

                                   Ownership       Simon
                                    Interest      Group's
                                  (Expiration   Percentage      Year Built or      Total
        Name/Location             if Lease)(1)  Interest(2)       Acquired          GLA         Anchor/Specialty Anchors
        -------------             ------------  -----------       --------          ---         ------------------------
121.  South Park Mall             Fee                 100.0     Built 1975         857,610      Burlington Coat Factory,
      Shreveport, LA                                                                            Dillard's, JCPenney,
                                                                                                Montgomery Ward,
                                                                                                Regal Cinema, Stage

122.  South Shore Plaza           Fee                 100.0     Acquired 1998    1,447,783      Macy's, Filene's, Lord &
      Braintree, MA                                                                             Taylor, Sears

123.  Southern Hills Mall (4)     Fee                  50.0     Acquired 1998      752,588      Carmike Cinemas, Younkers,
      Sioux City, IA                                                                            Sears, Target

124.  Southern Park Mall          Fee                 100.0     Built 1970       1,209,407      Dillard's, Kaufmann's,
      Youngstown, OH                                                                            JCPenney, Sears, Tinseltown
                                                                                                USA

125.  Southgate Mall              Fee                 100.0     Acquired 1988      321,417      Sears, Dillard's, JCPenney,
      Yuma, AZ                                                                                  (10)

126.  SouthPark Mall              Fee                  50.0     Acquired 1998    1,034,182      JCPenney, Montgomery Ward,
      Moline, IL                                                                                Younkers, Sears, Von Maur

127.  SouthRidge Mall (4)         Fee                  50.0     Acquired 1998      998,176      Carmike Cinemas, Sears,
      Des Moines, IA                                                                            Younkers, JCPenney, Target,
                                                                                                Montgomery Ward

128.  Summit Mall                 Fee                 100.0     Built 1965         711,802      Dillard's (3), Kaufmann's
      Akron, OH

129.  Sunland Park Mall           Fee                 100.0     Built 1988         920,590      General Cinemas, JCPenney,
      El Paso, TX                                                                               Mervyn's, Sears, Dillard's,
                                                                                                Montgomery Ward

130.  Tacoma Mall                 Fee                 100.0     Acquired 1987    1,285,895      The Bon Marche, Sears,
      Tacoma, WA                                                                                Nordstrom, JCPenney,
                                                                                                Mervyn's, Plitt Theatres

131.  Tippecanoe Mall             Fee                 100.0     Built 1973         867,668      Kohl's, Lazarus, Sears,
      Lafayette, IN                                                                             L.S. Ayres, JCPenney

132.  Town Center at Boca Raton   Fee                 100.0     Acquired 1998    1,326,957      Lord & Taylor, Saks Fifth
      Boca Raton, FL                                                                            Avenue (5), Bloomingdale's,
                                                                                                Burdines, Sears

133.  Town Center at Cobb         Fee                  50.0     Acquired 1998    1,271,583      Parisian, Macy's, Sears,
      Atlanta, GA                                                                               JCPenney, Rich's

134.  Towne East Square           Fee                 100.0     Built 1975       1,148,628      Dillard's, Hollywood Cinema,
      Wichita, KS                                                                               JCPenney, Sears,
                                                                                                Service Merchandise

135.  Towne West Square           Fee                 100.0     Built 1980         964,774      Dillard's, Sears, JCPenney,
      Wichita, KS                                                                               Montgomery Ward,
                                                                                                Service Merchandise

136.  Treasure Coast Square       Fee                 100.0     Built 1987         884,818      Burdines, Dillard's (3),
      Jenson Beach, FL                                                                          Sears, JCPenney,
                                                                                                United Artists Theatre

137.  Tyrone Square               Fee                 100.0     Built 1972       1,098,715      Borders (5), Burdines,
      St. Petersburg, FL                                                                        Dillard's, JCPenney, Sears,
                                                                                                AMC Theatre

138.  University Mall             Ground              100.0     Built 1967         565,331      JCPenney, M.M. Cohn,
      Little Rock, AR             Lease (18)                                                    Montgomery Ward
                                  (2026)

                                 Ownership           Simon Group's
                            Interest (Expiration      Percentage      Year Built or      Total
         Name/Location         of Lease)(1)           Interest(2)        Acquired         GLA         Anchor/Specialty Anchors
         -------------      --------------------     -------------    -------------      -----        ------------------------
139.  University Mall          Fee                        100.0          Acquired        711,279      McRae's, JCPenney,
      Pensacola, FL                                                        1994                       Sears, United Artists

140.  University Park Mall     Fee                         60.0          Built 1979      942,289      LS Ayres, JCPenney, Sears,
      South Bend, IN                                                                                  Marshall Fields

141.  Upper Valley Mall        Fee                        100.0          Built 1971      751,233      Lazarus, JCPenney,
      Springfield, OH                                                                                 Sears, Elder-Beerman,
                                                                                                      Chakeres Theatres

142.  Valle Vista Mall         Fee                        100.0          Built 1983      655,724      Dillard's, Mervyn's,
      Harlingen, TX                                                                                   Sears, JCPenney, Marshalls,
                                                                                                      Beall's

143.  Valley Mall              Fee                         50.0          Acquired        482,341      JCPenney, Belk, Watsons,
      Harrisonburg, VA                                                     1998                       Wal-Mart

144.  Virginia Center          Fee                        100.0          Built 1991      791,099      Dillard's (3), Hecht's,
      Commons                                                                                         JCPenney, Sears
      Richmond, VA

145.  Walt Whitman Mall        Ground Rent                 98.0          Acquired        920,519      Lord & Taylor, Macy's,
      Huntington Station, NY   (2012)                                      1998                       Bloomingdale's, Saks Fifth
                                                                                                      Avenue (5)

146.  Washington Square        Fee                        100.0          Built 1974    1,010,542      L.S. Ayres, Lazarus,
      Indianapolis, IN                                                                                Target (5), JCPenney, Sears

147.  West Ridge Mall          Fee                        100.0          Built 1988    1,040,372      Dillard's, JCPenney,
      Topeka, KS (19)                                                                                 Jones, Sears, Montgomery Ward

148.  West Town Mall           Ground Lease                50.0          Acquired      1,337,566      Dillard's, JCPenney,
      Knoxville, TN            (2042)                                      1991                       Parisian, Proffitt's,
                                                                                                      Regal Cinema, Sears

149.  Westchester, The (20)    Fee                         50.0          Acquired        829,053      Neiman Marcus, Nordstrom
      White Plains, NY                                                     1997

150.  Westminster Mall         Fee                        100.0          Acquired      1,091,488      Robinsons-May Home Store,
      Westminster, CA                                                      1998                       JCPenney, Robinsons-May, Sears


151.  White Oaks Mall          Fee                         77.0          Built 1977      902,880      Bergner's, Famous Barr,
      Springfield, IL                                                                                 Montgomery Ward, Sears

152.  Windsor Park Mall        Fee                        100.0          Built 1976    1,095,229      Dillard's (3), JCPenney,
      San Antonio, TX                                                                                 Mervyn's, Beall's,
                                                                                                      Montgomery Ward, Regal Cinema

153.  Woodville Mall           Fee                        100.0          Built 1969      792,915      Andersons, Sears,
      Toledo, OH                                                                                      Elder-Beerman, (10)

                                 Ownership       Simon
                                  Interest      Group's
                                (Expiration   Percentage      Year Built or      Total
        Name/Location           if Lease)(1)  Interest(2)       Acquired          GLA         Anchor/Specialty Anchors
        -------------           ------------  -----------       --------          ---         ------------------------

---------------------------------------------------------------------------------------------------------------------------------
VALUE-ORIENTED REGIONAL MALLS

  1.  Arizona Mills (4)         Fee                  26.3     Built 1997       1,191,437      Burlington Coat Factory,
      Tempe, AZ                                                                               Harkins Theater, Mikasa,
                                                                                              Oshman's Supersport,
                                                                                              Off 5th - Saks Fifth Avenue
                                                                                              Outlet, JCPenney Outlet,
                                                                                              Mikasa, Rainforest Cafe,
                                                                                              GameWorks, Hi Health,
                                                                                              Linens 'N Things

  2.  Grapevine Mills (4)       Fee                  37.5     Built 1997       1,240,781      Books-A-Million,
      Grapevine (Dallas/Ft.                                                                   Burlington Coat Factory,
      Worth), TX                                                                              Off 5th - Saks Fifth Avenue
                                                                                              Outlet, JCPenney Outlet,
                                                                                              Rainforest Cafe, Group USA,
                                                                                              Bed, Bath & Beyond,
                                                                                              AMC Theatres, GameWorks,
                                                                                              American Wilderness (5)

  3.  Ontario Mills (4)         Fee                  25.0     Built 1996       1,345,096      AMC Theatres, JCPenney
      Ontario, CA                                                                             Outlet, Burlington Coat
                                                                                              Factory, Marshall's, Sports
                                                                                              Authority, Dave & Busters,
                                                                                              Group USA, IWERKS, American
                                                                                              Wilderness Experience, T.J. Maxx,
                                                                                              Foozles, Totally for Kids,
                                                                                              Bed, Bath & Beyond, Off Rodeo,
                                                                                              Mikasa, Virgin Megastore,
                                                                                              GameWorks, Off 5th-Saks Fifth
                                                                                              Avenue Outlet

---------------------------------------------------------------------------------------------------------------------------------
SPECIALTY RETAIL CENTERS

  1.  Forum Shops at            Ground Lease         (21)     Built 1992         479,756      -
       Caesars, The             (2050)
      Las Vegas, NV

  2.  Tower Shops, The          Space Lease          50.0     Built 1996          59,082      -
      Las Vegas, NV             (2051)

  3.  Trolley Square            Fee and Ground       90.0     Acquired 1986      224,260      -
      Salt Lake City, UT        Lease (22)

                                 Ownership         Simon Group's
                            Interest (Expiration    Percentage    Year Built or      Total
         Name/Location         if Lease)(1)         Interest(2)      Acquired         GLA       Anchor/Specialty Anchors
         -------------         ------------         -----------      --------         ---       ------------------------
OFFICE AND MIXED-USE PROPERTIES

  1.  Fashion Centre at        Fee                       21.0        Built 1989      988,786    Sony Theatres, Macy's,
      Pentagon City, The                                                                (23)    Nordstrom
      Arlington, VA

  2.  Lenox Building, The      Fee                      100.0        Acquired        348,152    -
      Atlanta, GA                                                      1998

  3.  New Orleans              Fee and Ground           100.0        Built 1988    1,032,755    Macy's,
      Centre/CNG Tower         Lease (2084)                                             (24)    Lord & Taylor
      New Orleans, LA

  4.  O'Hare International     Fee                      100.0        Built 1988      511,305    -
      Center                                                                            (25)
      Rosemont, IL

  5.  Riverway                 Fee                      100.0        Acquired        816,770    -
      Rosemont, IL                                                     1991             (26)

  6.  Three Dag                Fee                      100.0        Acquired        136,753    -
      Hammarskjold                                                     1998
      New York, NY

                                 Ownership         Simon Group's
                            Interest (Expiration    Percentage    Year Built or      Total
         Name/Location         if Lease)(1)         Interest(2)      Acquired         GLA              Anchors
         -------------         ------------         -----------      --------         ---              -------
COMMUNITY SHOPPING CENTERS

  1.  Arboretum, The          Fee                        90.0        Acquired        210,400    Barnes & Noble, The Arbor
      Austin, TX                                                       1998                     Theater, The Pottery Barn

  2.  Arvada Plaza            Fee                       100.0        Built 1966       96,831    King Soopers
      Arvada, CO

  3.  Aurora Plaza            Ground Lease (2058)       100.0        Built 1965      150,209    King Soopers,
      Aurora, CO                                                                                MacFrugel's Bargains,
                                                                                                Super Saver Cinema

  4.  Bloomingdale            Fee                       100.0        Built 1987      598,531    Best Buy, T.J. Maxx N More,
      Court                                                                                     Cineplex Odeon,
      Bloomingdale, IL                                                                          Frank's Nursery, Marshalls,
                                                                                                Office Max, Old Navy,
                                                                                                Service Merchandise,
                                                                                                Wal-Mart, Dress Barn

  5.  Boardman Plaza          Fee                       100.0        Built 1951      650,812    AMES, Burlington Coat
      Youngstown, OH                                                                            Factory, Dunham's Sporting
                                                                                                Goods, Giant Eagle,
                                                                                                Michael's, Stein Mart,
                                                                                                T.J. Maxx, Reyers Outlet

  6.  Bridgeview Court        Fee                       100.0        Built 1988      280,299    Dominick's (11)
      Bridgeview, IL

  7.  Brightwood Plaza        Fee                       100.0        Built 1965       41,893
      Indianapolis, IN

                                 Ownership          Simon
                                 Interest          Group's
                              (Expiration if      Percentage         Year Built      Total
     Name/Location              Lease) (1)       Interest (2)       or Acquired       GLA            Anchors
     -------------             ------------      ------------       -----------    -----------       -------
8.  Buffalo Grove Towne       Fee                      100.0         Built 1988      134,144         Buffalo Grove Theatres
    Center                                                                                           Eagle Country Market
    Buffalo Grove, IL

9.  Celina Plaza              Fee and Ground           100.0         Built 1978       32,622         General Cinema
    El Paso, TX               Lease (27) (2027)

10.  Century Mall (28)        Fee                      100.0         Acquired        415,245         Burlington Coat Factory,
     Merrillville, IN                                                  1982                          Montgomery Ward

11.  Charles Towne Square     Fee                      100.0         Built 1976      205,399         Montgomery Ward,
     Charleston, SC (29)                                                                             Regal Cinema

12.  Chesapeake Center        Fee                      100.0         Built 1989      305,904         Movies 10, Phar Mor,
     Chesapeake, VA                                                                                  K-Mart, Service Merchandise

13.  Cobblestone Court        Fee and Ground            35.0         Built 1993      265,603         Dick's Sporting Goods,
     Victor, NY               Lease (9) (2038)                                                       Kmart, Office Max

14.  Cohoes Commons           Fee and Ground           100.0         Built 1984      262,768         Bryant & Stratton
     Rochester, NY            Lease (6) (2032)                                                       Business Institute,
                                                                                                     (10), (11)

15.  Countryside Plaza        Fee and Ground           100.0         Built 1977      435,532         Best Buy, Builders Square,
     Countryside, IL          Lease (9) (2058)                                                       Old Country Buffet,
                                                                                                     K-Mart

16.  Crystal Court            Fee                       35.0         Built 1989      284,743         Cub Foods, Wal-Mart,
     Crystal Lake, IL                                                                                Service Merchandise, (10)

17.  Eastgate Consumer        Fee                      100.0         Acquired        464,294         Burlington Coat Factory,
     Mall                                                              1981                          General Cinema
     Indianapolis, IN (28)

18.  Eastland Convenience     Ground Lease              50.0         Acquired        173,069         Kid "R" Us, Marshalls,
     Center                   (2075)                                   1998                          Service Merchandise,
     Evansville, IN                                                                                  Toys "R" Us

19.  Eastland Plaza           Fee                      100.0         Built 1986      188,229         Marshalls, Target,
     Tulsa, OK                                                                                       Toys "R" Us

20.  Empire East (4)          Fee                       50.0         Acquired        271,351         Carmike Cinemas, Kohl's,
     Sioux Falls, SD                                                   1998                          Target

21.  Fairfax Court            Ground Lease              26.3         Built 1992      249,306         Circuit City Superstore,
     Fairfax, VA              (2052)                                                                 Montgomery Ward,
                                                                                                     Today's Man

22.  Forest Plaza             Fee                      100.0         Built 1985      413,889         Bed, Bath & Beyond, Kohl's,
     Rockford, IL                                                                                    Marshalls, Media Play,
                                                                                                     Michael's, Factory Card
                                                                                                     Outlet, Office Max,
                                                                                                     T.J. Maxx

23.  Fox River Plaza          Fee                      100.0         Built 1985      324,905         Big Lots, Builders Square,
     Elgin, IL                                                                                       Kmart, Service Merchandise,
                                                                                                     (10)

24.  Gaitway Plaza            Fee                       23.3         Built 1989      229,920         Books-A-Million,
     Ocala, FL                                                                                       Montgomery Ward,
                                                                                                     Office Depot, T.J. Maxx

25.  Glen Burnie Mall (28)    Fee                      100.0         Built 1963      456,361         Montgomery Ward
     Glen Burnie, MD

                                 Ownership       Simon
                                  Interest      Group's
                                (Expiration   Percentage      Year Built or      Total
        Name/Location           if Lease)(1)  Interest(2)       Acquired          GLA                    Anchors
        -------------           ------------  -----------       --------          ---                    -------
 26.  Great Lakes Plaza         Fee                 100.0     Built 1976         163,919      Best Buy, Circuit City, Cost
      Cleveland, OH                                                                           Plus, Home Place, Michael's

 27.  Great Northeast Plaza     Fee                  50.0     Acquired 1989      298,242      Sears, Phar Mor
      Philadelphia, PA

 28.  Greenwood Plus            Fee                 100.0     Built 1979         188,480      Best Buy, Cinema I-IV,
      Greenwood, IN                                                                           Kohl's

 29.  Griffith Park Plaza       Ground Lease        100.0     Built 1979         274,230      Kmart, Service Merchandise
      Griffith, IN              (2060)

 30.  Grove at Lakeland         Fee                 100.0     Built 1988         215,591      Lakeland Square 10 Theatre,
        Square, The                                                                           Wal-Mart, Sports Authority
      Lakeland, FL

 31.  Hammond Square            Space Lease         100.0     Built 1974          87,705      Burlington Coat Factory,
      Sandy Springs, GA         (2011)                                                        Service Merchandise

 32.  Highland Lakes Center     Fee                 100.0     Built 1991         478,017      Bed, Bath & Beyond,
      Orlando, FL                                                                             Goodings, Marshalls,
                                                                                              Ross Dress for Less,
                                                                                              Michael's, Movies 12, Service
                                                                                              Merchandise,
                                                                                              Office Max, Target

 33.  Indian River Commons      Fee                  50.0     Built 1997         263,507      HomePlace, Lowe's,
      Vero Beach, FL                                                                          Office Max
                                                                                              Service Merchandise

 34.  Ingram Plaza              Fee                 100.0     Built 1980         111,518      -
      San Antonio, TX

 35.  Keystone Shoppes          Ground Lease        100.0     Acquired 1997       29,140      -
      Indianapolis, IN          (2067)

 36.  Knoxville Commons         Fee                 100.0     Built 1987         180,463      Circuit City, Office Max,
      Knoxville, TN                                                                           Silk Tree Factory

 37.  Lake Plaza                Fee                 100.0     Built 1986         218,208      Mega Mart
      Waukegan, IL

 38.  Lake View Plaza           Fee                 100.0     Built 1986         388,355      Best Buy (30), Dominick's,
      Orland Park, IL                                                                         Ultra 3 (30),
                                                                                              Factory Card Outlet,
                                                                                              Linens-N-Things (30),
                                                                                              Marshalls,
                                                                                              Pet Care Plus (30),
                                                                                              Service Merchandise, (10)

 39.  Lakeline Plaza            Fee             (12) 85.0     Built 1998         262,050      Best Buy, Cost Plus, Linens
      Austin, TX                                                                              'N Things, Office Max, Old
                                                                                              Navy, Petsmart, Ross Dress
                                                                                              for Less, T.J. Maxx,
                                                                                              Party City, Toys "R" Us,
                                                                                              Ulta 3, (10)

 40.  Lima Center               Fee                 100.0     Built 1978         201,154      AMES, Regal Cinema,
      Lima, OH                                                                                Service Merchandise

                                 Ownership       Simon
                                  Interest      Group's
                                (Expiration   Percentage      Year Built or      Total
        Name/Location           if Lease)(1)  Interest(2)       Acquired          GLA                   Anchors
        -------------           ------------  -----------       --------          ---                   -------
 41.  Lincoln Crossing          Fee                 100.0     Built 1990         161,337      PetsMart, Wal-Mart
      O'Fallon, IL

 42.  Mainland Crossing         Fee              (7) 80.0     Built 1991        390,987       Sam's Club, Wal-Mart,
      Galveston, TX                                                                           Hobby Lobby

 43.  Maplewood Square          Fee                 100.0     Built 1970        130,780       Bag 'N Save, Big Lots
      Omaha, NE

 44.  Markland Plaza            Fee                 100.0     Built 1974        108,296       Service Merchandise
      Kokomo, IN

 45.  Martinsville Plaza        Space Lease         100.0     Built 1967        102,162       Rose's
      Martinsville, VA          (2036)

 46.  Marwood Plaza             Fee                 100.0     Built 1962        105,785       Kroger
      Indianapolis, IN

 47.  Matteson Plaza            Fee                 100.0     Built 1988        275,455       Dominick's, Michael's Arts &
      Matteson, IL                                                                            Crafts, Service Merchandise,
                                                                                              Value City

 48.  Memorial Plaza            Fee                 100.0     Built 1966        129,202       Marcus Theatre, Office Max,
      Sheboygan, WI                                                                           (10)

 49.  Mounds Mall Cinema        Fee                 100.0     Built 1974          7,500       Kerasotes Theater
      Anderson, IN

 50.  Muncie Plaza              Fee                 100.0     Built 1998        172,651       Factory Card Outlet, Kohl's,
      Muncie, IN                                                                              OfficeMax, Shoe Carnival,
                                                                                              T.J. Maxx

 51.  New Castle Plaza          Fee                 100.0     Built 1966         91,648       Goody's
      New Castle, IN

 52.  North Ridge Plaza         Fee                 100.0     Built 1985        323,672       Best Buy, Cub Foods, Hobby
      Joliet, IL                                                                              Lobby, Office Max,
                                                                                              Service Merchandise

 53.  North Riverside Park      Fee                 100.0     Built 1977        119,608       Dominick's
      Plaza
      North Riverside, IL

 54.  Northland Plaza           Fee and             100.0     Built 1988        209,495       Marshalls, Phar-Mor,
      Columbus, OH              Ground Lease                                                  Service Merchandise
                                (6) (2085)

 55.  Northwood Plaza           Fee                 100.0     Built 1974        211,840       Cinema Grill, Target
      Fort Wayne, IN

 56.  Park Plaza                Fee and             100.0     Built 1968        114,458       Big Lots
      Hopkinsville, KY          Ground Lease
                                (6) (2039)

 57.  Plaza at Buckland         Fee                  35.0     Built 1993        337,970       Toys "R" Us, Jo-Ann Etc.,
      Hills, The                                                                              Kids "R" Us, Service
      Manchester, CT                                                                          Merchandise, Comp USA,
                                                                                              Linens-N-Thing's, Party City
                                                                                              Filene's Basement

                                 Ownership       Simon
                                  Interest      Group's
                                (Expiration   Percentage      Year Built or      Total
        Name/Location           if Lease)(1)  Interest(2)       Acquired          GLA                    Anchors
        -------------           ------------  -----------       --------          ---                    -------
 58.  Regency Plaza             Fee                 100.0     Built 1988         287,526      Sam's Wholesale,
      St. Charles, MO                                                                         Wal-Mart

 59.  Ridgewood Court           Fee                  35.0     Built 1993         240,844      Home Quarters, T.J. Maxx,
      Jackson, MS                                                                             Service Merchandise, (10)

 60.  Rockaway Convenience      Fee                 100.0     Acquired 1998      135,283      ACME Food, American Multi
      Center                                                                                  Cinema, Discovery Zone,
      Rockaway, NJ                                                                            Kids "R" Us

 61.  Royal Eagle Plaza         Fee                  35.0     Built 1989         199,118      Kmart,
      Coral Springs, FL                                                                       Stein Mart

 62.  St. Charles Towne         Fee                 100.0     Built 1987         434,964      Ames, Hechinger,
      Plaza                                                                                   Jo Ann Fabrics,
      Waldorf, MD                                                                             CVS, T.J. Maxx,
                                                                                              Service Merchandise,
                                                                                              Shoppers Food Warehouse

 63.  Teal Plaza                Fee and             100.0     Built 1962         101,087      Circuit City (5),
      Lafayette, IN             Ground Lease                                                  Hobby-Lobby, The Pep Boys
                                (2007) (6)

 64.  Terrace at The            Fee                 100.0     Built 1989         332,980      Marshalls, Service
      Florida Mall                                                                            Merchandise, Target, Uptons,
       Orlando, FL                                                                            Waccamaw

 65.  Tippecanoe Plaza          Fee                 100.0     Built 1974          94,739      Barnes & Noble Bookseller,
      Lafayette, IN                                                                           Service Merchandise

 66.  University Center         Fee                  60.0     Built 1980         150,548      Best Buy, Michaels,
      South Bend, IN                                                                          Service Merchandise

 67.  Village Park Plaza        Fee                  35.0     Built 1990         503,113      Frank's Nursery, Galyan's,
      Westfield, IN                                                                           Kohl's, Marsh, Regal Cinemas,
                                                                                              Wal-Mart

 68.  Wabash Village            Ground Lease        100.0     Built 1970         124,748      Kmart
      West Lafayette, IN        (2063)

 69.  Washington Plaza          Fee             (7) 100.0     Built 1976          50,107      Kids "R" Us
      Indianapolis, IN

 70.  West Ridge Plaza          Fee                 100.0     Built 1988         237,653      Magic Forest, Target,
      Topeka, KS                                                                              TJ Maxx, Toys "R" Us

71.   West Town Corners         Fee                  23.3     Built 1989         384,988      PetsMart, Wal-Mart,
      Altamonte Springs, FL                                                                   Service Merchandise,
                                                                                              Sports Authority, Winn
                                                                                              Dixie, (10)

 72.  Westland Park Plaza       Fee                  23.3     Built 1989         163,154      Burlington Coat Factory,
      Orange Park, FL                                                                         PetsMart, Sports Authority,
                                                                                              Sound Advice

 73.  White Oaks Plaza          Fee                 100.0     Built 1986         400,303      Cub Foods, Kids "R" Us,
      Springfield, IL                                                                         Kohl's, Office Max,
                                                                                              T.J. Maxx, Toys "R" Us

 74.  Wichita Mall (28)         Ground Lease        100.0     Built 1969         379,461      Cinema III (11), Dickinson
      Wichita, KS               (2022)                                                        Cinema, Office Max,
                                                                                              Montgomery Ward

                                 Ownership       Simon
                                  Interest      Group's
                                (Expiration   Percentage      Year Built or      Total
        Name/Location           if Lease)(1)  Interest(2)       Acquired          GLA                    Anchors
        -------------           ------------  -----------       --------          ---                    -------
 75.  Willow Knolls Court       Fee                  35.0      Built 1990        383,377      Kohl's, Phar-Mor,
      Peoria, IL                                                                              Sam's Wholesale Club,
                                                                                              Willow Knolls Theaters 14

 76.  Wood Plaza                Ground Lease        100.0      Built 1968         94,993      Country General
      Fort Dodge, IA            (2045)

 77.  Yards Plaza, The          Fee                  35.0      Built 1990        273,097      Burlington Coat Factory,
      Chicago, IL                                                                             Montgomery Ward

      ----------------------------------------------------------------------------------------------------------------------
      PROPERTIES UNDER CONSTRUCTION

  1.  Concord Mills             Fee                  37.5         (31)         1,421,018      Alabama Grill, AMC, Bass Pro,
      Concord, NC                                                                             Bed, Bath & Beyond,
                                                                                              Books-A-Million, Burlington
                                                                                              Coat Factory,  Group USA,
                                                                                              Jillian's, T.J. Maxx, Embassy
                                                                                              Suites Hotel

  2.  Mall of Georgia           Fee                  50.0         (32)         1,346,314      Barnes & Noble, Bed, Bath &
      Gwinnett County, GA                                                                     Beyond, Dillard's, Galyan's,
                                                                                              Haverty's, JCPenney, Lord &
                                                                                              Taylor, Nordstrom

  3.  Mall of Georgia           Fee                  50.0         (33)           444,000      Best Buy, Nordstrom Rack,
      Crossing                                                                                Staples, Target, T.J. Maxx N
      Gwinnett County, GA                                                                     More, Upton's

  4.  Shops at Northeast        Fee                 100.0         (34)           323,000      Bed, Bath, & Beyond, Office
      Plaza, The                                                                              Max, Michael's, Nordstrom
      Hurst, TX                                                                               Rack, Pets Mart, T.J. Maxx,
                                                                                              Party City

  5.  Shops at Sunset Place,    Fee                  37.5         (35)           500,000      NIKETOWN, AMC Theatres Virgin
      The                                                                                     Megastore,
      Miami, FL                                                                               Z Gallerie, IMAX Theatre,
                                                                                              Barnes & Noble, Game Works,
                                                                                              FAO Schwarz

  6.  Waterford Lakes Town      Fee                 100.0         (36)           920,000      Barnes & Noble, Bed,  Bath &
      Center                                                                                  Beyond, Office Max,
      Orlando, FL                                                                             Party City, Regal 20-Plex,
                                                                                              Ross Dress for Less, Super
                                                                                              Target, T.J. Maxx, Waves Music

 (1) The date listed is the expiration date of the last renewal option available to the SPG Operating Partnership under the ground lease. In a majority of the ground leases, the lessee has either a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective Property.
 (2) The SPG Operating Partnership's interests in some of the Properties held as joint venture interests are subject to preferences on distributions in favor of other partners.
 (3) This retailer operates two stores at this Property.
 (4) This Property is managed by a third party.
 (5) Indicates anchor is currently under construction.
 (6) Indicates ground lease covers less than 15% of the acreage of this Property.
 (7) The SPG Operating Partnership receives substantially all of the economic benefit of these Properties.
 (8) Effective March 1, 1999, the SPG Operating Partnership acquired the remaining 50% interest in Century III Mall.
 (9) Indicates ground lease(s) cover(s) less than 50% of the acreage of the Property.
(10) Includes an anchor space currently vacant.
(11) Indicates anchor has closed, but the SPG Operating Partnership still collects rents and/or fees under an agreement
(12) Effective January 29, 1999, the SPG Operating Partnership acquired the remaining 15% interest in Lakeline Mall and Lakeline Plaza.
(13) Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.
(14) Primarily retail space with approximately 59,174 square feet of office space.
(15) Primarily retail space with approximately 69,876 square feet of office space.
(16) Primarily retail space with approximately 119,964 square feet of office space.
(17) Primarily retail space with approximately 77,371 square feet of office space.
(18) Indicates one ground lease covers substantially all of the Property and a second ground lease covers the remainder.
(19) Includes outlots in which the SPG Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the Property.
(20) The SPG Operating Partnership purchased the management contract on this Property during 1998.
(21) The SPG Operating Partnership owns 60% of the original phase of this Property and 55% of phase II, which opened in August 1997.
(22) Indicates a ground lease covers a pedestrian walkway and steps at this Property. The SPG Operating Partnership, as ground lessee, has the right to successive five-year renewal options, subject to specified exceptions.
(23) Primarily retail space with approximately 167,150 square feet of office space.
(24) Primarily retail space with 491,489 square feet of office space.
(25) Primarily office space with approximately 12,800 square feet of retail space.
(26) Primarily office space with approximately 24,300 square feet of retail space.
(27) Indicates ground lease covers outparcel.
(28) Effective December 31, 1997, Eastgate Consumer Mall, Glen Burnie Mall, Century Mall and Wichita Mall have been reclassified as community centers. These Properties are currently being operated and marketed to tenant operations which are typically included in community centers.
(29) The SPG Operating Partnership demolished the previously existing regional mall, Charles Towne Square, and is in the process of rebuilding this community center and a cinema on the land.
(30) Subleased from TJX Companies.
(31) Scheduled to open during September 1999.
(32) Scheduled to open during August 1999.
(33) Scheduled to open during October 1999.
(34) Scheduled to open during November 1999.
(35) This Property opened in January 1999.
(36) Scheduled to open during November 1999.

     Land Held for Development

     Simon Group has direct or indirect ownership interests in twelve parcels of land being held for future development, containing an aggregate of approximately 942 acres located in nine states, and, through the Management Company, interest in a mortgage on a parcel of land held for development containing approximately 134 acres. Management believes that Simon Group's significant base of commercially zoned land, together with Simon Group's status as a fully integrated real estate firm, gives it a competitive advantage in future development activities over other commercial real estate development companies in its principal markets.

     The following table describes the acreage of the parcels of land being held for future development in which Simon Group has an ownership interest, as well as the ownership percentage of Simon Group's direct or indirect interest in each parcel:


                                                                    Ownership
                            Location              Acreage           Interest (1)
                       -----------------         ---------         -------------
SPG Operating
 Partnership:
                       Bowie, MD                    93.7                100%
                       Duluth, MN                   11.2                100%
                       Little Rock, AR              97.0                 50%
                       Mt. Juliet, TN              109.3                100%
                       Crystal River, FL           204.5                100%
                       Sanford, FL                  77.2               22.5%
                       Miami, FL                    41.7                 60%
                       Houston, TX                 156.2                 50%
                       Rockaway, NJ                 40.4                100%
                       Garden City, NY              44.6                100%
                       Braintree, MA                28.5                100%
                                                 -------
   Subtotal                                        904.3
                                                 -------
SRC Operating
 Partnership:
                       Rockaway, NJ                 38.0                100%
                                                 -------
   Total                                           942.3
                                                 =======

     (1) The Operating Partnerships have a direct ownership interest in each parcel except Duluth, MN and Mt. Juliet, TN. The SPG Operating Partnership has the option to acquire those parcels from the Management Company.

     The Management Company has granted options to the SPG Operating Partnership (for no additional consideration) to acquire for a period of ten years (expiring December 2003) the Management Company's interest in the two parcels of land held for development, indicated in footnote (1) to the above table, at a price equal to the actual cost incurred to acquire and carry such properties. The Management Company may not sell its interest in any parcel subject to option without providing certain notice and first purchase rights to the SPG Operating Partnership.

     The Management Company also holds indebtedness secured by 134 acres of land held for development, Lakeview at Gwinnett ("Lakeview") in Gwinnett County, Georgia, in which Melvin Simon, Herbert Simon and certain of their affiliates (the "Simons") hold a 64% partnership interest. In addition, the Management Company holds unsecured debt owed by the Simons as partners of this partnership. The Management Company has an option to acquire the Simons' partnership interests in Lakeview for nominal consideration in the event the requisite partner consents to such transfers are obtained. The Management Company is required to fund certain operating expenses and carrying costs of the partnership that are owed by the Simons as partners thereof. The Management Company has granted to the SPG Operating Partnership the option to acquire (i) the Simons' partnership interests and the secured debt or (ii) the property, if the Management Company forecloses the secured indebtedness, for nominal consideration plus the amount of all advances and outstanding debt.

     Joint Ventures

     At certain of the Properties held as joint-ventures, Simon Group and its partners each have rights of first refusal, subject to certain conditions, to acquire additional ownership in the Property should the other partner decide to sell its ownership interest. In addition, certain of the Properties held as joint ventures contain "buy-sell" provisions, which gives the partners the right to trigger a purchase or sale of ownership interest amongst the partners.

     Mortgage Financing on Properties

     The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. All mortgage and property related debt is nonrecourse, although certain Unitholders have guaranteed a portion of the property related debt in the aggregate amount of $706.0 million.

                MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
                            (Dollars in thousands)

                                                 Interest          Face Amount     Annual Debt            Maturity
Property Name                                      Rate            at 12/31/98       Service                Date
-------------------------------------            --------          -----------     -----------            --------
Combined Consolidated Indebtedness:
-----------------------------------

Secured Indebtedness

Simon Property Group, L.P.:
Anderson Mall - 1                        (1)      6.57%             $   19,000     $     1,248   (2)       9/15/02
Anderson Mall - 2                        (1)      7.01%                  8,500             596   (2)       9/15/02
Arboretum                                         6.56%                 34,000           2,232   (2)       12/1/03
Barton Creek Square                               8.10%                 62,064           5,867            12/30/99
Battlefield Mall - 1                              7.50%                 48,665           4,765              1/1/04
Battlefield Mall - 2                              6.81%                 45,000           3,230              1/1/04
Biltmore Square                                   7.15%                 26,681           2,795              1/1/01
Bloomingdale Court                       (3)      8.75%                 27,359           2,394   (2)       12/1/00
Chesapeake Center                                 8.44%                  6,563             554   (2)       5/15/15
Chesapeake Square                                 7.28%                 48,164           4,883              1/1/01
Cielo Vista Mall - 1                     (4)      9.38%                 55,185           5,639              5/1/07
Cielo Vista Mall - 2                              8.13%                  1,940             189             11/1/05
Cielo Vista Mall - 3                     (4)      6.76%                 39,000           3,039              5/1/07
CMBS Loan - Fixed Component              (5)      7.27%                175,000          12,720   (2)      12/15/07
CMBS Loan - Variable Component           (5)      6.16%                 50,000           3,078   (2)      12/15/07
College Mall - 1                         (6)      7.00%                 42,360           3,736              1/1/09
College Mall - 2                         (6)      6.76%                 12,000             857              1/1/09
Columbia Center                                   7.62%                 42,326           3,789             3/15/02
Crystal River                                     7.06%    (7)          16,000           1,130   (2)        1/1/01
Eastgate Consumer Mall                            6.00%    (8)          22,929           1,376   (2)       3/31/00
Eastland Mall                            (9)      6.81%                 15,000           1,022   (2)       9/15/02
Florida Mall, The                                 6.65%                 90,000           5,985   (2)       2/28/00
Forest Mall - 1                          (9)      6.57%                 12,800             841   (2)       9/15/02
Forest Mall - 2                          (9)      6.81%                  2,750             187   (2)       9/15/02
Forest Plaza                             (3)      8.75%                 16,904           1,479   (2)       12/1/00
Forest Village Park Mall - 1             (1)      6.57%                 20,600           1,353   (2)       9/15/02
Forest Village Park Mall - 2             (1)      7.01%                  1,250              88   (2)       9/15/02
Forum Phase I - Class A-1                         7.13%                 46,997           3,349   (2)       5/15/04
Forum Phase I - Class A-2                         6.19%                 44,385           2,747   (2)       5/15/04
Forum Phase II - Class A-1                        7.13%                 43,004           3,064   (2)       5/15/04
Forum Phase II - Class A-2                        6.19%                 40,614           2,514   (2)       5/15/04
Fox River Plaza                          (3)      8.75%                 12,654           1,107   (2)       12/1/00
Golden Ring Mall                         (9)      6.57%                 29,750           1,955   (2)       9/15/02
Great Lakes Mall - 1                              6.74%                 52,632           4,354              3/1/01
Great Lakes Mall - 2                              7.07%                  8,489             724              3/1/99
Greenwood Park Mall - 1                  (6)      7.00%                 35,478           3,105              1/1/09
Greenwood Park Mall - 2                  (6)      6.76%                 62,000           4,428              1/1/09
Grove at Lakeland Square, The                     8.44%                  3,750             317   (2)       5/15/15
Gulf View Square                                  8.25%                 37,633           3,652             10/1/06
Highland Lakes Center                             6.56%    (10)         14,377             944   (2)        3/1/02
Hutchinson Mall - 1                      (9)      8.44%                 11,523           1,108             9/15/02
Hutchinson Mall - 2                      (9)      6.81%                  4,500             306   (2)       9/15/02
Ingram Park Mall - 1                              8.10%                 47,955           4,533            12/30/99
Ingram Park Mall - 2                              9.63%                  7,000             674   (2)      12/30/99
J.C. Penney/Net Leased (Chattanooga)              6.80%                    847             274             5/31/02
Jefferson Valley Mall                             5.61%    (11)         50,000           2,807   (2)       1/12/00
Keystone at the Crossing                          7.85%                 64,194           5,085              7/1/27

La Plaza Mall                                     8.25%                 49,475           4,677            12/30/99
Lake View Plaza                          (3)      8.75%                 22,169           1,940   (2)       12/1/00
Lima Mall - 1                                     7.12%                 14,180           1,215              3/1/02
Lima Mall - 2                                     7.12%                  4,723             405              3/1/02
Lincoln Crossing                         (3)      8.75%                    997              87   (2)       12/1/00
Longview Mall - 1                        (1)      6.57%                 22,100           1,452   (2)       9/15/02
Longview Mall - 2                        (1)      7.01%                  5,500             386   (2)       9/15/02
Mainland Crossing                                 6.56%    (10)          2,226             146   (2)       3/31/02
Markland Mall                            (9)      6.57%                 10,000             657   (2)       9/15/02
Matteson Plaza                           (3)      8.75%                 11,159             976   (2)       12/1/00
McCain Mall - 1                          (4)      9.38%                 25,768           2,721              5/1/07
McCain Mall - 2                          (4)      6.76%                 18,000           1,402              5/1/07
Melbourne Square                                  7.42%                 39,404           3,374              2/1/05
Miami International Mall                          6.91%                 46,483           3,758            12/21/03
Midland Park Mall - 1                    (9)      6.57%                 22,500           1,478   (2)       9/15/02
Midland Park Mall - 2                    (9)      6.81%                  5,500             375   (2)       9/15/02
The Shops at Mission Viejo                        6.11%                 37,559           2,296   (2)       9/14/03
North East Mall                                  10.00%                 21,934           2,475              9/1/00
North Riverside Park Plaza - 1                    9.38%                  3,918             452              9/1/02
North Riverside Park Plaza - 2                   10.00%                  3,617             420              9/1/02
North Towne Square                       (9)      6.57%                 23,500           1,544   (2)       9/15/02
Northgate Shopping Center                         7.62%                 79,035           7,075             3/15/02
Northlake Mall                                    8.00%                  1,053             263             12/1/02
Orland Square                                     7.74%                 50,000           3,871   (2)        9/1/01
Paddock Mall                                      8.25%                 29,930           2,905             10/1/06
Palm Beach Mall                                   7.50%                 50,471           4,803            12/15/02
Port Charlotte Town Center - 1                    7.28%                 45,583           3,857              1/1/01
Port Charlotte Town Center - 2                    7.28%                  7,148             591              1/1/01
Randall Park Mall - 2                             7.33%                 35,000           2,566   (2)       6/18/08
Regency Plaza                            (3)      8.75%                  1,878             164   (2)       12/1/00
Richmond Towne Square                             6.06%                 14,526             881   (2)       7/15/03
River Oaks Center                                 8.67%                 32,500           2,818   (2)        6/1/02
South Park Mall - 1                      (1)      7.25%                 19,799           1,717             9/15/02
South Park Mall - 2                      (1)      7.01%                  6,949             487   (2)       9/15/02
South Shore                                       9.75%                     82              66              4/1/00
St. Charles Towne Plaza                  (3)      8.75%                 30,742           2,690   (2)       12/1/00
Sunland Park Mall                       (12)      8.63%                 39,506           3,773              1/1/26
Tacoma Mall                                       7.62%                 92,474           8,278             3/15/02
Terrace at Florida Mall, The                      8.44%                  4,688             396   (2)       5/15/15
Tippecanoe Mall - 1                      (6)      8.45%                 46,255           4,647              1/1/05
Tippecanoe Mall - 2                      (6)      6.81%                 16,000           1,149              1/1/05
Towne East Square - 1                    (6)      7.00%                 56,006           4,901              1/1/09
Towne East Square - 2                    (6)      6.81%                 25,000           1,795              1/1/09
Treasure Coast Square                             7.42%                 53,218           4,714              1/1/06
Trolley Square - 1                                5.81%                 19,000           1,104   (2)       7/23/00   (13)
Trolley Square - 2                                6.56%    (10)          4,641             305   (2)       7/23/00   (13)
Trolley Square - 3                                6.56%    (10)          3,500             230   (2)       7/23/00   (13)
University Park Mall                              7.43%                 59,500           4,421   (2)       10/1/07
Valle Vista Mall - 1                     (4)      9.38%                 34,130           3,604              5/1/07
Valle Vista Mall - 2                     (4)      6.81%                  8,000             626              5/1/07
West Ridge Plaza                         (3)      8.75%                  4,612             404   (2)       12/1/00
White Oaks Mall                                   6.51%                 16,500           1,074   (2)        3/1/99
White Oaks Plaza                         (3)      8.75%                 12,345           1,080   (2)       12/1/00
Windsor Park Mall - 1                             8.00%                  5,771             544              6/1/00
Windsor Park Mall - 2                             8.00%                  8,865             811              5/1/12
                                                                    ----------
                                                                    $2,865,241
                                                                    ----------


SPG Realty Consultants, L.P.:
J.C. Penney/Net Leased (Norfolk)                      8.50%                991                264        11/30/01
                                                                    ----------
Total Combined Consolidated Secured
 Indebtedness                                                       $2,866,232
                                                                    ----------

Unsecured Indebtedness

Simon Property Group, L.P.:
Medium Term Notes - 1                                 7.13%            100,000              7,125  (14)   6/24/05
Medium Term Notes - 2                                 7.13%            180,000             12,825  (14)   9/20/07
Putable Asset Trust Securities                        6.75%            100,000              6,750  (14)  11/15/03
Unsecured Term Loan                                   5.71%  (15)       70,000              4,000   (2)   1/31/00
Unsecured Term Loan                                   6.14%             63,000              3,868   (2)   1/31/00
Unsecured Notes - 1                                   6.88%            250,000             17,188  (14)  11/15/06
Unsecured Notes - 2A                                  6.75%            100,000              6,750  (14)   7/15/04
Unsecured Notes - 2B                                  7.00%            150,000             10,500  (14)   7/15/09
Unsecured Notes - 3                                   6.88%            150,000             10,313  (14)  10/27/05
Unsecured Notes - 4A                                  6.63%            375,000             24,844  (14)   6/15/03
Unsecured Notes - 4B                                  6.75%            300,000             20,250  (14)   6/15/05
Unsecured Notes - 4C                                  7.38%            200,000             14,750  (14)   6/15/18
Mandatory Par Put Remarketed Securities               7.00%            200,000             14,000  (14)   6/15/08
                                                                    ----------
                                                                     2,238,000

Shopping Center Associates:
Unsecured Notes - SCA 1                               6.75%            150,000             10,125  (14)   1/15/04
Unsecured Notes - SCA 2                               7.63%            110,000              8,388  (14)   5/15/05
                                                                    ----------
                                                                       260,000

The Retail Property Trust:
Unsecured Notes - CPI 1                               9.00%            250,000             22,500  (14)   3/15/02
Unsecured Notes - CPI 2                               7.05%            100,000              7,050  (14)    4/1/03
Unsecured Notes - CPI 3                               7.75%            150,000             11,625  (14)   8/15/04
Unsecured Notes - CPI 4                               7.18%             75,000              5,385  (14)    9/1/13
Unsecured Notes - CPI 5                               7.88%            250,000             19,688  (14)   3/15/16
CPI Merger Facility - 1                     (16)      5.71%            450,000             25,713   (2)   6/24/99
CPI Merger Facility - 2                     (16)      5.71%            450,000             25,713   (2)   3/24/00
CPI Merger Facility - 3                     (16)      5.71%            500,000             28,570   (2)   9/24/00
Unsecured Revolving Credit Facility         (17)      5.71%            368,000             21,028   (2)   9/27/99
                                                                    ----------
                                                                     2,593,000
                                                                    ----------
Total Combined Consolidated Unsecured
 Indebtedness                                                       $5,091,000
                                                                    ----------

Total Combined Consolidated Indebtedness
 at Face Amounts                                                    $7,957,232


Net Premium on Indebtedness                                         $   16,140
                                                                    ----------

Total Combined Consolidated Indebtedness                            $7,973,372  (18)
                                                                    ==========

Joint Venture Indebtedness (19):
--------------------------------
Arizona Mills                                     6.36%    (20)        140,984           8,972   (2)        2/1/02
Aventura Mall - 1                                 6.55%                141,000           9,231   (2)        4/6/08
Aventura Mall - 2                                 6.60%                 25,400           1,675   (2)        4/6/08
Aventura Mall - 3                                 6.89%                 33,600           2,314   (2)        4/6/08
Avenues, The                                      8.36%                 57,710           4,825   (2)       5/15/03
Century III Mall                                  6.78%                 66,000           4,475   (2)        7/1/03
Circle Centre Mall                                5.50%    (21)         60,000         3,302     (2)       1/31/04
Cobblestone Court                                 7.22%    (22)          6,180           446     (2)      11/30/05
Concord Mills                                     6.41%                 24,250         1,555     (2)       12/2/03
Coral Square                                      7.40%                 53,300         3,944     (2)       12/1/00
Crystal Court                                     7.22%    (22)          3,570           258     (2)      11/30/05
Crystal Mall                                      8.66%                 50,305         4,356     (2)        2/1/03
Dadeland Mall                                     5.76%    (23)        140,000         8,070     (2)      12/10/00
Fairfax Court                                     7.22%    (22)         10,320           745     (2)      11/30/05
Gaitway Plaza                                     7.22%    (22)          7,350           531     (2)      11/30/05
Grapevine Mills                                   6.47%                155,000        10,029     (2)       10/1/08
Great Northeast Plaza                             9.04%                 17,671         2,110                6/1/06
Gwinnett  Place                                   7.54%                 39,866         3,412                4/1/07
Highland Mall - 1                                 9.75%                  7,651           746     (2)       12/1/09
Highland Mall - 2                                 8.50%                    306            26     (2)       10/1/01
Highland Mall - 3                                 9.50%                  2,896           275     (2)       11/1/01
IBM CMBS Loan - Fixed Component         (24)      7.40%                300,000        22,197     (2)        5/1/06
IBM CMBS Loan - Floating Component      (24)      5.56%                185,000        10,290     (2)        5/1/03
Indian River Commons                              7.58%                  8,399           637    (25)       11/1/04
Indian River Mall                                 7.58%                 46,602         3,532    (25)       11/1/04
Lakeland Square                                   7.26%                 52,421         4,368              12/22/03
Lakeline Mall                                     7.65%                 72,927         6,300                5/1/07
Lakeline Plaza - 1                                5.44%    (26)         30,500         1,659     (2)        6/6/02
Mall of Georgia                                   7.09%                135,000         9,572     (2)        7/1/10
Metrocenter                                       8.45%                 31,181         2,635     (2)       2/28/08
Northfield Square                                 9.52%                 24,055         2,575                4/1/00
Ontario Mills - 4                                 0.00%    (27)          4,717             0    (27)      12/28/09
Ontario Mills - 5                                 6.75%                144,902         9,781     (2)       11/2/08
Plaza at Buckland Hills, The                      7.22%    (22)         17,680         1,276     (2)      11/30/05
Ridgewood Court                                   7.22%    (22)          7,980           576     (2)      11/30/05
Royal Eagle Plaza                                 7.22%    (22)          7,920           572     (2)      11/30/05
Seminole Towne Center                             6.88%                 70,500         4,850     (2)        1/1/06
Shops at Sunset Place, The                        6.31%    (28)         87,180         5,505     (2)       6/30/02
Smith Haven Mall                                  7.86%                115,000         9,039     (2)        6/1/06
Source, The                                       6.65%                124,000         8,246     (2)       11/6/08
Tower Shops, The                                  6.26%                 13,500           846     (2)       3/13/99
Town Center at Cobb                               7.54%                 50,794         4,347                4/1/07
Village Park Plaza                                7.22%    (22)          8,960           647     (2)      11/30/05
West Town Corners                                 7.22%    (22)         10,330           746     (2)      11/30/05
West Town Mall                                    6.90%                 76,000         5,244     (2)        5/1/08
Westchester, The                                  8.74%                152,104        14,478                9/1/05
Westland Park Plaza                               7.22%    (22)          4,950           357     (2)      11/30/05
Willow Knolls Court                               7.22%    (22)          6,490           469     (2)      11/30/05
Yards Plaza, The                                  7.22%    (22)          8,270           597     (2)      11/30/05
                                                                    ----------
Total Joint Venture Indebtedness at Face Amounts                    $2,840,721

Premium on Indebtedness                                                 20,868
                                                                    ----------
Total Joint Venture Indebtedness                                    $2,861,589  (29)
                                                                    ==========

(Footnotes on following page)

(Footnotes for preceding pages)

 (1) Loans secured by these four Properties are cross-collateralized and cross-defaulted.
 (2)  Requires monthly payments of interest only.
 (3)  These ten Properties are cross-defaulted.
 (4)  These three Properties are cross-collateralized.
 (5) Secured by cross-collateralized mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza, Cheltenham Square, De Soto
      Square, Upper Valley Mall, Washington Square, and West Ridge Mall).
 (6) Loans secured by these four Properties are cross-collateralized and cross-defaulted.
 (7)  LIBOR + 2.000%.
 (8)  LIBOR + 1.000%, with LIBOR Capped at 5.000%.
 (9) Loans secured by these seven Properties are cross-collateralized and cross-defaulted.
(10)  LIBOR + 1.500%.
(11)  LIBOR + 0.550%, with LIBOR Capped at 8.700% through maturity.
(12) Lender also participates in a percentage of gross revenues above a specified base.
(13)  July 23, 2000 is the earliest date on which the lender may call the bonds.
(14)  Requires semi-annual payments of interest only.
(15)  LIBOR + 0.650%.
(16) The Merger Facility bears interest at LIBOR + 0.65%. Interest rate swaps currently exist on $500,000 of this facility, which fix the LIBOR component at a weighted average rate of 5.06%. On February 4, 1999 the SPG
      Operating Partnership completed the sale of $600,000 of senior unsecured notes. The net proceeds of which were used primarily to paydown the first maturity of the Merger Facility and the Credit Facility. (See Note 10 to the accompanying combined financial statements.)
(17) $1,250,000 unsecured revolving credit facility. Currently, bears interest at LIBOR + 0.65% and provides for different pricing based upon the SPG
      Operating Partnership's investment grade rating. Two interest rate Caps currently limit LIBOR on $90,000 and $50,000 of this indebtedness to 11.53% and 16.77%, respectively. As of 12/31/98, $880,800 was available after outstanding borrowings and letters of credit. The SPG Operating
      Partnership has the option to extend this facility for an additional year.
(18) Includes minority interest partners' share of consolidated indebtedness of ($129,809).
(19)  As defined in the accompanying consolidated financial statements, Joint
      Venture Properties are those accounted for using the equity method of accounting.
(20)  LIBOR + 1.300%, with LIBOR Capped at 9.500%.
(21)  LIBOR + 0.440%, with LIBOR Capped at 8.81% through maturity.
(22) The interest rate on this cross-collateralized mortgage is fixed at 7.22% through November 1999 and thereafter the rate is the greater of 7.22% or 2.0% over the then current yield of a six month treasury bill selected by the lender.
(23)  LIBOR + 0.700%.
(24) This $485 million Commercial Mortgages Notes is secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square,
      Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall,
      Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating component has an interest rate protection agreement which Caps LIBOR at 11.67%.
(25)  Loans require monthly interest payments only until they begin amortizing
      November, 2000.
(26)  LIBOR + 0.375%.
(27)  Beginning January 2000, this note will bear Interest at 6.00%.
(28)  LIBOR + 1.250%.
(29)  Includes outside partners' share of indebtedness of ($1,634,545).

Item 3. Legal Proceedings

     Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs are all principals or affiliates of The Richard E. Jacobs Group, Inc. The plaintiffs allege in their complaint that the SPG Operating Partnership engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the SPG Operating Partnership's acquisition by tender offer of shares in RPT, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the SPG Operating Partnership against Jacobs in federal district court in New York, wherein the SPG Operating Partnership alleged that Jacobs and other parties had engaged, or were engaging in activity which violated Section 10(b) of the Securities Exchange Act of 1934, as well as certain rules promulgated thereunder. Plaintiffs in the Ohio action are seeking compensatory damages in excess of $200 million, punitive damages and reimbursement for fees and expenses. It is difficult to predict the ultimate outcome of this action and there can be no assurance that the SPG Operating Partnership will receive a favorable verdict. Based upon the information known at this time, in the opinion of management, it is not expected that this action will have a material adverse effect on the Companies.

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC stock incentive plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of SPG computed at the 0.68 Exchange Ratio used in the DRC Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and SPG each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of SPG granting SPG's motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult to predict the ultimate outcome of this action, based on the information known to SPG to date, it is not expected that this action will have a material adverse effect on the Companies.

     Roel Vento et al v. Tom Taylor et al. An affiliate of SPG is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7.8 million has been entered against all defendants. This judgment includes approximately $6.5 million of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. SPG is seeking to overturn the award and has appealed the verdict. SPG's appeal is pending. Although SPG is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Companies.

     Browning-Ferris Industries of Illinois, et al. v. Richard Ter Maat, et al.
v. Craig J. Cain, et al., Case No. 92 C 20259. On April 4, 1994, a third-party action was filed by Richard Ter Maat and five other parties (collectively referred to as "Third-Party Plaintiffs") named as defendants in the above referenced litigation, which had begun in 1992, against Machesney Park Associates (the "Affiliate") and approximately 74 other parties (collectively referred to as "Third-Party Defendants"). That third-party action alleged generally that the Third-Party Defendants are liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C.
section 9601 et seq., and under Illinois statutory and common law for certain response costs expended and to be expended by Third-Party Plaintiffs in connection with the claims asserted by Browning-Ferris Industries of Illinois and approximately 20 other parties (collectively referred to as "Plaintiffs") against the Third-Party Plaintiffs. In the original lawsuit, Plaintiffs sought reimbursement of response costs they allegedly incurred and will incur in response to the release or threat of release of hazardous substances from the M.I.G./Dewane Landfill located one mile east of the City of Belvidere, in Boone County, Illinois (the "Site"), and declaratory judgment on liability against Defendants for such response costs. To date, the Plaintiffs have alleged response costs in excess of $5.0 million in connection with the Site. In February 1996, the Affiliate settled this pending litigation by the payment of $40,000 to the original Plaintiffs. Since that date, SPG's third party casualty insurer responded to SPG's demand, has reimbursed SPG for its costs expended to date, and has further agreed to defend and indemnify the SPG against any further loss, cost, or damage with respect to this matter.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  Market Information

  The Companies' paired-shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol "SPG". The quarterly price range on the NYSE for the shares of SPG common stock prior to the CPI Merger and the paired shares of common stock after the CPI Merger and the distributions declared per share for each quarter in the last two fiscal years are shown below:

                                                      Declared
                      High       Low      Close     Distribution
                    --------  ---------  --------  -------------
    1998
1st Quarter           34 1/2    30 3/8    34 1/4       $0.5050
2nd Quarter           34 7/8      31      32 1/2       $0.5050
3rd Quarter           34 1/4   25 13/16   29 3/4       $0.5050
4th Quarter           30 7/8    26 1/8    28 1/2       $0.5050 (1)
    1997
1st Quarter           32 3/4    28 3/8    30 1/4       $0.4925
2nd Quarter             32      27 7/8      32         $0.5050
3rd Quarter           34 3/8      29        33         $0.5050
4th Quarter          33 15/16   28 7/8   32 11/16      $0.5050

  (1) Includes a $0.4721 distribution declared in the third quarter of 1998, but not payable until the fourth quarter of 1998, related to the CPI Merger, designated to align the time periods of distribution payments of the merged companies. The current annual distribution rate is $2.02 per share.

  There is no established public trading market for SPG's Class B common stock or Class C common stock. Distributions per share of the Class B and Class C common stock were identical to those for the Companies' common stock.

  Holders

  The number of holders of record of the shares of common stock was 2,488 as of March 18, 1999. Additionally, the Class B common stock is held entirely by a voting trust to which the Simons are parties and are exchangeable on a one-for-one basis into common stock, and the Class C common stock is held entirely by The Edward J. DeBartolo Corporation and are also exchangeable on a one-for-one basis into common stock.



  Distributions

  SPG qualifies as a REIT under the Code. To maintain its status as a REIT, SPG is required each year to distribute to its shareholders at least 95% of its taxable income after certain adjustments.

  Future distributions paid by the Companies will be at the discretion of the Boards of Directors and will depend on the actual cash flow of the Companies, its financial condition, capital requirements, the annual REIT distribution requirements and such other factors as the Board of Directors of the Companies deem relevant.

  The Companies have an Automatic Dividend Reinvestment Plan (the "Plan") which allows shareholders to acquire additional shares of common stock by automatically reinvesting cash dividends. Common stock is acquired pursuant to the Plan at a price equal to the prevailing market price of such common stock, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive cash dividends, as declared.

  Unregistered Sales of Equity Securities

  None.

Item 6. Selected Financial Data


  The following tables set forth selected combined and separate financial data for the Companies. The financial data should be read in conjunction with the combined financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Other data management believes is important in understanding trends in the Companies' business is also included in the tables.

Simon Property Group, Inc. and SPG Realty Consultants, Inc. Combined:
---------------------------------------------------------------------

                                                                  As of or for the Year Ended December 3l,
                                              -------------------------------------------------------------------------------
                                                 1998(1)           1997(1)           1996(1)           1995           1994
                                              ----------        ----------         ----------       ---------      ----------
                                                                   (in thousands, except per share data)
                                                                   -------------------------------------
OPERATING DATA:
 Total revenue                                $ 1,405,559       $ 1,054,167        $  747,704       $  553,657     $  473,676
 Income before extraordinary items                236,230           203,133           134,663          101,505         60,308
 Net income available to common
  shareholders                                $   133,598       $   107,989        $   72,561       $   57,781     $   23,377


BASIC EARNINGS PER COMMON SHARE:
 Income before extraordinary items            $      1.02       $      1.08        $     1.02       $     1.08     $     0.71
 Extraordinary items                                 0.04                --             (0.03)           (0.04)         (0.21)
                                              -----------       -----------        ----------       ----------     ----------
 Net income                                   $      1.06       $      1.08        $     0.99       $     1.04     $     0.50
                                              ===========       ===========        ==========       ==========     ==========
 Weighted average paired shares
  outstanding                                     126,522            99,920            73,586           55,312         47,012

DILUTED EARNINGS PER COMMON SHARE:
 Income before extraordinary items            $      1.02       $      1.08        $     1.01       $     1.08     $     0.71
 Extraordinary items                                 0.04                --             (0.03)           (0.04)         (0.21)
                                              -----------       -----------        ----------       ----------     ----------
 Net income                                   $      1.06       $      1.08        $     0.98       $     1.04     $     0.50
                                              ===========       ===========        ==========       ==========     ==========
 Diluted weighted average paired shares
  outstanding                                     126,879           100,304            73,721           55,422         47,214


Distributions per common share (2)            $      2.02       $      2.01        $     1.63       $     1.97     $     1.90

BALANCE SHEET DATA:
 Cash and cash equivalents                    $   129,195       $   109,699        $   64,309       $   62,721     $  105,139
 Total assets                                  13,277,000         7,662,667         5,895,910        2,556,436      2,316,860
 Mortgages and other indebtedness               7,973,372         5,077,990         3,681,984        1,980,759      1,938,091
 Shareholders' equity                         $ 3,409,209       $ 1,556,862        $1,304,891       $  232,946     $   57,307

OTHER DATA:
 Cash flow provided by (used in):
  Operating activities                        $   529,415       $   370,907        $  236,464       $  194,336     $  128,023
  Investing activities                         (2,102,032)       (1,243,804)         (199,742)        (222,679)      (266,772)
  Financing activities                          1,592,113           918,287           (35,134)         (14,075)       133,263
 Ratio of Earnings to Fixed Charges and
  Preferred Dividends                                1.44x             1.54x             1.55x            1.66x          1.43x
                                              ===========       ===========        ==========       ==========     ==========
 Funds from Operations (FFO) of Simon
  Group (3)                                   $   544,481       $   415,128        $  281,495       $  197,909     $  167,761
                                              ===========       ===========        ==========       ==========     ==========
 FFO allocable to the Companies               $   361,326       $   258,049        $  172,468       $  118,376     $   92,604
                                              ===========       ===========        ==========       ==========     ==========

Simon Property Group, Inc.:
---------------------------
                                                                    As of or for the Year Ended December 3l,
                                                 -------------------------------------------------------------------------------
                                                   1998(1)           1997(1)           1996(1)            1995           1994
                                                 -----------        ----------        ----------       ----------     ----------
                                                                      (in thousands, except per share data)
                                                                      -------------------------------------
OPERATING DATA:
 Total revenue                                   $ 1,405,072        $1,054,167        $  747,704       $  553,657     $  473,676
 Income before extraordinary items                   235,790           203,133           134,663          101,505         60,308
 Net income available to common shareholders     $   133,286        $  107,989        $   72,561       $   57,781     $   23,377

BASIC EARNINGS PER COMMON  SHARE:
 Income before extraordinary items               $      1.01        $     1.08        $     1.02       $     1.08     $     0.71
 Extraordinary items                                    0.04                --             (0.03)           (0.04)         (0.21)
                                                 -----------        ----------        ----------       ----------     ----------
 Net income                                      $      1.05        $     1.08        $     0.99       $     1.04     $     0.50
                                                 ===========        ==========        ==========       ==========     ==========
 Weighted average shares outstanding                 126,522            99,920            73,586           55,312         47,012

DILUTED EARNINGS PER COMMON SHARE:
 Income before extraordinary items               $      1.01        $     1.08        $     1.01       $     1.08     $     0.71
 Extraordinary items                                    0.04                --             (0.03)           (0.04)         (0.21)
                                                 -----------        ----------        ----------       ----------     ----------
 Net income                                      $      1.05        $     1.08        $     0.98       $     1.04     $     0.50
                                                 ===========        ==========        ==========       ==========     ==========
 Diluted weighted average shares outstanding         126,879           100,304            73,721           55,422         47,214

Distributions per common share (2)               $      2.02        $     2.01        $     1.63       $     1.97     $     1.90

BALANCE SHEET DATA:
 Cash and cash equivalents                       $   127,626        $  109,699        $   64,309       $   62,721     $  105,139
 Total assets                                     13,269,129         7,662,667         5,895,910        2,556,436      2,316,860
 Mortgages and other indebtedness                  7,972,381         5,077,990         3,681,984        1,980,759      1,938,091
 Shareholders' equity                            $ 3,394,142        $1,556,862        $1,304,891       $  232,946     $   57,307

--------------------------------------------------------------------------------------------------------------------------------
SPG Realty Consultants, Inc.:
-----------------------------
                                                                    As of or for the Year Ended December 3l,
                                                 -------------------------------------------------------------------------------
                                                    1998               1997              1996             1995           1994
                                                 -----------        ----------        ----------       ----------     ----------
                                                                      (in thousands, except per share data)
                                                                      -------------------------------------
OPERATING DATA:
 Total revenue                                   $     4,912        $    6,214        $    9,805       $   10,423     $   11,184
 Net income (loss)                                    (4,431)            1,177              (920)              (6)           387

BASIC EARNINGS PER COMMON  SHARE:
 Net income (loss)                               $     (5.17)       $     2.07        $    (1.88)      $    (0.01)    $     0.86
 Weighted average shares outstanding                     857               569               490              471            450

DILUTED EARNINGS PER COMMON SHARE:
 Net income (loss)                               $     (5.17)       $     2.07        $    (1.88)      $    (0.01)    $     0.86
 Diluted weighted average shares outstanding             857               569               490              471            450

Distributions per common share (2)               $      0.39        $     0.40        $    0.425       $    0.625     $     1.00

BALANCE SHEET DATA:
 Cash and cash equivalents                       $     1,569        $    4,147        $    4,797       $    2,759     $    4,588
 Total assets                                         46,601            46,063            31,054           30,929         32,239
 Mortgages and other indebtedness                     21,556            36,818            21,988           22,208         22,409
 Shareholders' equity                                 15,067             4,316             5,039            4,320          5,650

Notes
--------------------------------------------------------------------------------
(1) Notes 3, 4 and 7 to the accompanying financial statements describe the CPI Merger and the DRC Merger, which occurred on September 24, 1998 and August 9, 1996, respectively, and other 1998, 1997 and 1996 real estate acquisitions and development. Note 2 to the accompanying financial statements describes the basis of presentation.
(2) Represents distributions declared per period, which, in 1996, includes a distribution of $0.1515 per share declared on August 9, 1996, in connection with the DRC Merger, designated to align the time periods of distributions of the merged companies. The current annual distribution rate is $2.02 per paired share. SPG Realty Consultants, Inc.'s distributions were declared prior to the CPI Merger.
(3) Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of Funds from Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC. COMBINED

     The following discussion should be read in conjunction with the Selected Financial Data, and all of the financial statements and notes thereto included elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Simon Group (see below) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; substantial indebtedness; conflicts of interests; maintenance of REIT status; and environmental/safety requirements.

     Overview

     Simon Property Group, Inc. ("SPG"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Each share of common stock of SPG is paired with 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies").

     Simon Property Group, L.P. (the "SPG Operating Partnership"), formerly known as Simon DeBartolo Group, L.P. ("SDG, LP"), is the primary subsidiary of SPG. Units of ownership interest ("Units") in the SPG Operating Partnership are paired with 1/100th of a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC. The Companies together with the Operating Partnerships are hereafter referred to as "Simon Group", which prior to the CPI Merger (see below) refers to Simon DeBartolo Group, Inc. ("SDG") and the SPG Operating Partnership.

     The Companies, primarily through the Operating Partnerships, are engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1998, Simon Group owns or holds an interest in 242 income-producing properties, which consist of 153 regional malls, 77 community shopping centers, three specialty retail centers, six office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties"). Simon Group also owns interests in one regional mall, one value-oriented super-regional mall, one specialty retail center and three community centers currently under construction and twelve parcels of land held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). At December 31, 1998 and 1997, the Companies' direct and indirect ownership interest in the Operating Partnerships was 71.6% and 63.9%, respectively. The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 8 to the attached financial statements for a description of the activities of the Management Company.

     Operating results of Simon Group for the two years ended December 31, 1998 and 1997, and their comparability to the respective prior periods, have been significantly impacted by a number of Property acquisitions and openings beginning in 1996. The greatest impact on results of operations has come from the CPI Merger (see Liquidity and Capital Resources), which was consummated as of the close of business on September 24, 1998, the merger with DeBartolo Realty Corporation (the "DRC Merger") which was completed on August 9, 1996, and the acquisition of Shopping Center Associates (the "SCA Acquisition"), which included a series of transactions from September 29, 1997 to June 1, 1998. In addition, Simon Group acquired ownership interests in or commenced operations of several other Properties throughout the comparative periods and, as a result, increased the number of Properties it accounts for using the consolidated method of accounting (the "Property Transactions"). The following is a listing of such transactions: On April 11, 1996, Simon Group acquired the remaining 50% economic ownership interest in Ross Park Mall for approximately $101 million. On July 31, 1996, Simon Group opened the approximately $75 million wholly-owned Cottonwood Mall in Albuquerque, New Mexico. On August 29, 1997, Simon Group opened the 55%- owned, $89 million phase II expansion of The Forum Shops at Caesar's. On December 30, 1997, Simon Group acquired 100% of The Fashion Mall at Keystone at the Crossing, along with an adjacent community center, in

Indianapolis, Indiana for $124.5 million. On January 26, 1998, Simon Group acquired 100% of Cordova Mall in Pensacola, Florida for approximately $87.3 million. On May 5, 1998, in a series of transactions, Simon Group acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG's common stock, valued at approximately $17.2 million. Please refer to "Liquidity and Capital Resources" for additional information on 1998 activity.

Results of Operations

Year Ended December 31, 1998 vs. Year Ended December 31, 1997

     Total revenue increased $351.4 million or 33.3% in 1998 as compared to 1997. This increase is primarily the result of the CPI Merger ($136.3 million), the SCA Acquisition ($121.7 million), the Property Transactions ($48.2 million) and approximately $12.9 million of consolidated revenues realized from marketing initiatives throughout the portfolio from Simon Group's strategic marketing division, Simon Brand Ventures ("SBV"). Excluding these transactions, total revenues increased $32.3 million, primarily due to a $20.2 million increase in minimum rent, a $10.1 million increase in other income and a $3.8 million increase in tenant reimbursements. The increase in minimum rents results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $4.3 million increase in rents from tenants operating under license agreements. The increase in other income is primarily the result of increases in gains from sales of peripheral properties ($3.4 million) and interest income ($2.8 million) and a fee ($2.5 million) earned from CPI in connection with the sale of the General Motors Building in New York, New York. The increase in tenant reimbursements is offset by a $4.6 million increase in property operating expenses for comparable properties.

     Total operating expenses increased $186.2 million, or 32.3%, in 1998 as compared to 1997. This increase is primarily the result of the CPI Merger ($73.8 million, including $27.5 million of depreciation and amortization), the SCA Acquisition ($66.6 million, including $20.9 million of depreciation and amortization) and the Property Transactions ($29.7 million, including $12.9 million of depreciation and amortization). Excluding these transactions, operating expenses increased $16.1 million or 2.8%, primarily due to increases in depreciation and amortization ($6.3 million), property operating expenses ($4.6 million) and advertising and promotion ($3.7 million). The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities. The increase in property operating expenses is offset by a $3.8 million net increase in tenant reimbursements.

     Interest expense increased $132.1 million, or 45.9% in 1998 as compared to 1997. This increase is primarily as a result of the CPI Merger ($45.5 million), the SCA Acquisition ($59.1 million) and the Property Transactions ($15.0 million) and incremental interest ($12.7 million) on borrowings under the Credit Facility to acquire the IBM Properties (see Note 7 to the financial statements).

     The $7.3 million loss on the sale of an asset in 1998 is the result of the June 30, 1998 sale of Southtown Mall for $3.3 million.

     Income from unconsolidated entities increased $9.4 million from $19.2 million in 1997 to $28.6 million in 1998, resulting from an increase in the Operating Partnerships' share of income from partnerships and joint ventures ($14.0 million), partially offset by a decrease in the Operating Partnerships' share of income from M.S. Management Associates Inc. (the "Management Company") ($4.6 million). The increase in the Operating Partnerships' share of income from partnerships and joint ventures is primarily the result of the addition of the IBM Properties ($14.5 million) and the CPI Merger ($7.2 million), partially offset by the increase in the amortization of the excess of the Operating Partnerships' investment over their share of the equity in the underlying net assets of unconsolidated joint-venture Properties ($8.7 million). The decrease in Management Company includes a $6.0 million decrease in development fee income.

     The $7.1 million loss from extraordinary items in 1998 is the result of prepayment penalties and write-offs of mortgage costs associated with early extinguishments of debt.

     Income before allocation to limited partners was $243.4 million in 1998, as compared to $203.2 million in 1997, reflecting an increase of $40.2 million, for the reasons discussed above, and was allocated to the Companies based on the Companies' direct ownership of Ocean County Mall and certain net lease assets, and the Companies' preferred unit preference and weighted average ownership interest in the Operating Partnerships during the year.

     Preferred distributions of subsidiary represent distributions on preferred stock of SPG Properties, Inc. (formerly "Simon DeBartolo Group, Inc." prior to the CPI Merger), a 99.999% owned subsidiary of SPG.

Year Ended December 31, 1997 vs. Year Ended December 31, 1996

     Total revenue increased $306.5 million or 41.0% in 1997 as compared to 1996. This increase is primarily the result of the DRC Merger ($234.1 million), the SCA Acquisition ($30.6 million) and the Property Transactions ($28.4 million). Excluding these transactions, total revenues increased $13.4 million, which includes a $15.4 million increase in minimum rent and a $7.1 million increase in tenant reimbursements, partially offset by a $7.5 million decrease in other income. The $15.4 million increase in minimum rents results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $4.4 million increase in rents from tenants operating under license agreements. The $7.1 million increase in tenant reimbursements is partially offset by a net increase in recoverable expenses. The $7.5 million decrease in other income is primarily the result of decreases in lease settlement income ($3.0 million), interest income ($1.3 million) and gains from sales of peripheral properties ($1.7 million).

     Total operating expenses increased $160.9 million, or 38.7%, in 1997 as compared to 1996. This increase is primarily the result of the DRC Merger ($113.5 million), the SCA Acquisition ($15.9 million), the Property Transactions ($17.3 million), and the increase in depreciation and amortization ($10.1 million), primarily due to an increase in depreciable real estate realized through renovation and expansion activities.

     Interest expense increased $85.6 million, or 42.4% in 1997 as compared to 1996. This increase is primarily as a result of the DRC Merger ($61.1 million), the SCA Acquisition ($13.9 million) and the Property Transactions ($9.1 million).

     The $0.1 million gain from extraordinary items in 1997 is the net result of gains realized on the forgiveness of debt ($31.1 million) and the write-off of net unamortized debt premiums ($8.4 million), partially offset by the acquisition of the contingent interest feature on four loans ($21.0 million) and prepayment penalties and write-offs of mortgage costs associated with early extinguishments of debt ($18.4 million). The $3.5 million extraordinary loss in 1996 is the result of write-offs of mortgage costs associated with early extinguishments of debt.

     Income from unconsolidated entities increased from $9.5 million in 1996 to $19.2 million in 1997, resulting from an increase in the SPG Operating Partnership's share of the Management Company's income ($5.0 million) and an increase in its share of income from partnerships and joint ventures ($4.6 million). The increase in Management Company income is primarily the result of income realized through marketing initiatives ($2.0 million) and the SPG Operating Partnership's share of the Management Company's gains on sales of peripheral property ($1.9 million). The increase in the SPG Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the DRC Merger ($4.9 million), the SCA Acquisition ($3.2 million), and the nonconsolidated joint-venture Properties acquired or commencing operations during 1997 ($5.0 million), partially offset by the increase in the amortization of the excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of unconsolidated joint-venture Properties ($8.8 million).

     Income before allocation to limited partners was $203.2 million in 1997, as compared to $131.1 million in 1996, reflecting an increase of $72.0 million, for the reasons discussed above, and was allocated to SPG based on SPG's preferred unit preference and weighted average ownership interest in the SPG Operating Partnership during the year.

     Preferred distributions increased by $16.6 million to $29.2 million in 1997 as a result of SPG's issuance of $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996 and $150 million of 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock on July 9, 1997, partially offset by a reduction in preferred distributions ($2.0 million) resulting from the conversion of the $100 million 8 1/8% Series A convertible preferred stock into 3,809,523 shares of common stock on November 11, 1997.



     Liquidity and Capital Resources

     As of December 31, 1998, Simon Group's balance of unrestricted cash and cash equivalents was $129.2 million. In addition to its cash balance, Simon Group has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had $880.8 million available after outstanding borrowings and letters of credit at December 31, 1998. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of September 1999, with a one-year extension available at Simon Group's option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.

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

     Sensitivity Analysis. The Operating Partnerships' combined future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 1998, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $15.5 million, and would decrease the fair value of debt by approximately $800 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $15.5 million, and would increase the fair value of debt by approximately $1.1 billion.

     Financing and Debt

     At December 31, 1998, Simon Group had combined consolidated debt of $7,973 million, of which $5,670 million is fixed-rate debt bearing interest at a weighted average rate of 7.3% and $2,303 million is variable-rate debt bearing interest at a weighted average rate of 6.1%. As of December 31, 1998, Simon Group had interest rate protection agreements related to $938 million of combined consolidated variable-rate debt. Simon Group's hedging activity as a result of these interest rate protection agreements resulted in net interest savings of $263 thousand for the year ended December 31, 1998. This did not materially impact Simon Group's weighted average borrowing rates.

     Simon Group's share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness over the next five years is $4,729 million, with $4,315 million thereafter. Simon Group's ratio of consolidated debt-to-market capitalization was 51.2% and 46.0% at December 31, 1998 and 1997, respectively. The increase is primarily the result of a 12.8% decrease in the Companies' common stock price in 1998.

The following summarizes significant financing and refinancing transactions completed in 1998:

     Financings related to the CPI Merger. The cost of the CPI Merger (see below) included the issuance of 53,078,564 shares of common stock and 4,844,331 shares of 6.50% Series B Convertible Preferred Stock to the CPI shareholders. Each share of Series B Convertible Preferred Stock is convertible into 2.586 paired shares of common stock of the Companies, subject to adjustment under certain circumstances described in Note 11 of the financial statements. Also resulting from the CPI Merger, SPG became the issuer of 209,249 shares of 6.50% Series A Convertible Preferred Stock. Each share of which is convertible into
37.995 paired shares of the Companies' common stock, subject to adjustment under the same circumstances as SPG's 6.50% Series B Convertible Preferred Stock described above. On February 26, 1999, 150,000 of such shares were converted.

     To finance the cash portion of the CPI Merger, the SPG Operating Partnership and SPG, as co-obligors, obtained a $1.4 billion unsecured bridge loan (the "Merger Facility"). The Merger Facility bears interest at a base rate of LIBOR plus 65 basis points and has stated maturities at the following intervals (i) $450 million on June 24, 1999 (ii) $450 million on March 24, 2000 and (iii) $500 million on September 24, 2000. In February 1999 the initial $450 million maturity was retired with proceeds from an unsecured debt offering, which is described below. The Merger Facility is subject to covenants and conditions substantially identical to those of the Credit Facility. Simon Group drew the entire $1.4 billion available on the Merger Facility, along with $237 million on the Credit Facility, to pay for the cash portion of the dividend declared in conjunction with the CPI Merger, as well as closing costs associated with the CPI Merger. Financing costs of $9.5 million, which were incurred to obtain the Merger Facility, are being amortized over 18 months.

     Also in conjunction with the CPI Merger, the SPG Operating Partnership transferred substantially all of the CPI assets and $825 million of unsecured notes (the "CPI Notes") to Retail Property Trust ("RPT"), a 99.999% owned REIT subsidiary of the SPG Operating Partnership. As a result, the CPI Notes are structurally senior in right of payment to holders of other Simon Group unsecured notes to the extent of the assets of RPT only, with over 99.999% of the excess cash flow plus any capital event transactions available for the other Simon Group unsecured notes. The CPI Notes pay interest semiannually, and bear interest ranging from 7.05% to 9.00% (weighted average of 8.03%), and have various due dates through 2016 (average maturity of 9.1 years). The CPI Notes contain leverage ratios, annual real property appraisal requirements, debt service coverage ratios and minimum net worth ratios. Additionally, consolidated mortgages totaling $2.1 million, and a pro-rata share of $143.5 million of nonconsolidated joint venture indebtedness was assumed in the CPI Merger, and as a result of acquiring the remaining interest in Palm Beach Mall, Simon Group began accounting for that Property using the consolidated method of accounting, adding $50.7 million to consolidated indebtedness. A net premium of $19.2 million was recorded in accordance with the purchase method of accounting to adjust the CPI Notes and mortgage indebtedness assumed in the CPI Merger to fair value, which is being amortized over the remaining lives of the related indebtedness.

     Secured Indebtedness. During 1998, Simon Group refinanced approximately $545 million of mortgage indebtedness on 19 of its Properties into four separate cross-collateralized and cross-defaulted pools. These refinancings included additional borrowings of approximately $270 million, which Simon Group used primarily to paydown the Credit Facility and for general working capital needs. The weighted average maturity of the indebtedness increased from approximately
5.6 years to 7.1 years, while the weighted average interest rates decreased from approximately 7.6% to 7.3%.

     Credit Facility. The maximum and average amounts outstanding during 1998 under the Credit Facility were $992 million and $584 million, respectively.

     Equity Financings. During 1998, SPG issued 2,957,335 shares of its common stock in offerings generating aggregate net proceeds of approximately $91.4 million. The net proceeds were contributed to the SPG Operating Partnership in exchange for a like number of Units. The SPG Operating Partnership used the net proceeds for general working capital purposes. In addition, SPG issued 519,889 shares of common stock valued at $17.2 million to acquire the remaining 50.1% interest in Rolling Oaks Mall.

     Unsecured Notes. On June 22, 1998, Simon Group completed the sale of $1.075 billion of senior unsecured debt securities. The issuance included three tranches of notes as follows (1) $375 million bearing interest at 6.625% and maturing on June 15, 2003 (2) $300 million bearing interest at 6.75% and maturing on June 15, 2005 and (3) $200 million bearing interest at 7.375% and maturing on June 15, 2018. This offering also included a fourth tranche of $200 million of 7.00% Mandatory Par Put Remarketed Securities due June 15, 2028, which are subject to redemption on June 16, 2008. The net proceeds of approximately $1.062 billion were combined with $40 million of working capital and used to retire and terminate a $300 million unsecured revolving credit facility and to reduce the outstanding balance of the Credit Facility.

     Additionally, on February 4, 1999, the SPG Operating Partnership completed the sale of $600 million of senior unsecured notes. The notes include two $300 million tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594 million to retire the $450 million initial tranche of the Merger Facility and to pay $142 million on the outstanding balance of the Credit Facility. Following this offering, the SPG Operating Partnership had remaining $250 million on its debt shelf registration, under which debt securities may be issued.

  The CPI Merger

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

     The total purchase price associated with the CPI Merger is approximately $5.9 billion including transaction costs and liabilities assumed. This includes a per share dividend paid immediately prior to the CPI Merger to the holders of CPI common stock of (i) $90 in cash, (ii) 1.0818 additional shares of common stock and (iii) 0.19 shares of 6.50% Series B convertible preferred stock. The dividend was paid on a total of 25,496,476 shares of CPI common stock.

     See Note 3 to the financial statements for additional information about the CPI Merger.

     Acquisitions and Disposals

     During 1998, in addition to the CPI Merger, Simon Group acquired 100% of one Property and additional interests in a total of 21 Properties for approximately $657 million, including the assumption of $271 million of indebtedness and 2,864,088 Units valued at approximately $93 million, with the remainder in cash financed primarily through the Credit

Facility and working capital. These transactions resulted in the addition of approximately 11.8 million square feet of GLA to the portfolio.

     Simon Group and several joint venture partners have collectively acquired a 44 percent ownership position in Groupe BEG, S.A. ("BEG"). BEG is a fully integrated European retail real estate developer, lessor and manager. Simon Group and its affiliated Management Company, have contributed $27.5 million of equity capital for a 22% ownership interest and are committed to an additional investment of $28.7 million over the next 12 months, subject to certain financial and other conditions, including Simon Group's approval of development projects. The agreement with BEG is structured to allow Simon Group and its partners to collectively acquire a controlling interest in BEG over time.

     Effective June 1, 1998, Simon Group sold The Promenade for $33.5 million. No gain or loss was recognized on this transaction. Effective June 30, 1998, Simon Group sold Southtown Mall for $3.3 million and recorded a $7.2 million loss on the transaction.

     See Note 4 to the financial statements for 1997 and 1996 acquisition activity.

     On February 25, 1999 Simon Group entered into a definitive agreement with New England Development Company ("NED") to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.725 billion. Simon Group expects to form a joint venture to acquire the portfolio, with Simon Group's ultimate ownership to be between 30% to 50%.

     Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand and amounts available under the Credit Facility, together with the ability to issue shares of common stock and/or Units, provide the means to finance certain acquisitions. No assurance can be given that Simon Group will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     Portfolio Restructuring. As a continuing part of Simon Group's long-term strategic plan, management is evaluating the potential sale of non-retail holdings, along with a number of retail assets that are no longer aligned with Simon Group's strategic criteria. If these assets are sold, management expects the sale prices will not differ materially from the carrying value of the related assets.

  Development Activity

     Development activities are an ongoing part of Simon Group's business. During 1998, Simon Group opened two new community shopping centers at a combined cost of approximately $47.3 million, adding 465,500 square-feet of GLA to the portfolio. Each of these new community centers is adjacent to an existing regional mall in Simon Group's portfolio. In addition, The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA, opened in January of 1999 in South Miami, Florida. Simon Group owns a noncontrolling 37.5% of this specialty retail center.


     Construction also continues on the following projects, which have an aggregate construction cost of approximately $620 million, Simon Group's share of which is approximately $347 million:

     . Concord Mills, a 37.5%-owned value-oriented super regional mall project, containing approximately 1.4 million square feet of GLA, is scheduled to open in September of 1999 in Concord (Charlotte), North Carolina.

     . The Mall of Georgia, an approximately 1.5 million square foot regional mall project, is scheduled to open in August of 1999. Adjacent to the regional mall, The Mall of Georgia Crossing is an approximately 444,000 square-foot community shopping center project, which is scheduled to open in October of 1999. Simon Group is funding 85% of the capital requirements of the project. Simon Group has a noncontrolling 50% ownership interest in each of these development projects after the return of its equity and a 9% return thereon.

     . In addition to Mall of Georgia Crossing, two other new community center projects are under construction: The Shops at North East Plaza and Waterford Lakes at a combined 1,243,000 square feet of GLA.

     Strategic Expansions and Renovations

     A key objective of Simon Group is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. In 1998, Simon Group completed construction and opened nine new expansion and/or renovation projects: Aventura Mall in Miami, Florida; Castleton Square in Indianapolis, Indiana; Independence Center in Independence, Missouri; Irving Mall in Irving, Texas; Prien Lake Mall in Lake Charles, Louisiana; Richardson Square in Dallas, Texas; Tyrone Square in St. Petersburg, Florida; Walt Whitman Mall in Huntington, New York; and West Town Mall in Knoxville, Tennessee.

     Simon Group currently has five major expansion projects under construction at an aggregate cost of approximately $465 million, Simon Group's share of which is approximately $422 million:

     . A $146 million renovation and expansion of The Shops at Mission Viejo in Mission Viejo, California, including the additions of Nordstrom and Saks Fifth Avenue with expansions of Macy's and Robinsons-May is scheduled for completion in the winter of 1999. In addition, a new food court is scheduled to open late in 2000. Simon Group owns 100% of this mall.

     . North East Mall will have an additional 308,000 square feet of GLA including a 73,000 square foot small shop expansion, a new Nordstrom and Saks Fifth Avenue when its $103 million renovation and expansion project, which is scheduled to open in the fall of 2000, is complete. Simon Group owns 100% of this regional mall.

     . An approximately 200,000 square-foot small shop expansion of The Florida Mall in Orlando, Florida, as well as the addition of Burdines, is scheduled for completion in November of 1999. Expansions of Dillard's, Parisian and JCPenney are also included in this $86 million project. Simon Group has a noncontrolling 50% ownership interest in this project.

     . The $65 million expansion and renovation of Town Center at Boca Raton in Boca Raton, Florida includes the addition of Nordstrom, a relocation of Saks Fifth Avenue, a mall renovation and the expansions of Lord & Taylor and Bloomingdale's, with more than 100,000 additional square feet of small shops. This wholly-owned development project is scheduled for completion in the summer of 2000.

     . Richmond Town Square is in the middle of a $57 million renovation and expansion project which includes a new Kaufmann's and a JCPenney renovation that opened in November 1998, a Sears remodel and a new food court scheduled to open in May of 1999 and a new Sony Cinema scheduled to open early in 2000.

     Simon Group has a number of smaller renovation and/or expansion projects currently under construction aggregating approximately $200 million, nearly all of which relates to wholly-owned Properties. In addition, preconstruction development continues on a number of project expansions, renovations and anchor additions at additional properties. Simon Group expects to commence construction on many of these projects in the next 12 to 24 months.

     It is anticipated that these projects will be financed principally with access to debt and equity markets, existing corporate credit facilities and cash flow from operations.

     Capital Expenditures

     Consolidated capital expenditures, excluding acquisitions, were $349 million, $332 million and $211 million for the periods ended December 31, 1998, 1997 and 1996, respectively.

                                                           1998           1997             1996
                                                       -----------    -----------      -----------
          New Developments                                   $  22          $  80            $  80
          Renovations and Expansions                           250            197               86
          Tenant Allowances--Retail                             45             37               24
          Tenant Allowances--Offices                             1              1                6
          Recoverable Capital Expenditures                      19             13               11
          Other                                                 12              4                4
                                                             -----          -----            -----
          Total                                              $ 349          $ 332            $ 211
                                                             =====          =====            =====

       Distributions

       SPG declared distributions on its common stock in 1998 aggregating $2.02 per share. On January 20, 1999, SPG declared a distribution of $0.5050 per share of common stock payable on February 19, 1999, to shareholders of record on February 5, 1999. The current combined annual distribution rate is $2.02 per share of common stock. For federal income tax purposes, 1% of the 1998 common stock distributions represented a capital gain and 48% represented a return of capital. None of the 1997 distributions represented a capital gain and 35% represented a return of capital. Future distributions will be determined based on actual results of operations and cash available for distribution. For purposes of the former CPI shareholders, 9.7% of the distributions declared by CPI during 1998, prior to the CPI Merger, represented a capital gain.

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

       In August 1998, Simon Group admitted an additional partner into the partnership which owns The Shops at Sunset Place for $35 million, which was distributed to Simon Group. Simon Group now holds a 37.5% noncontrolling interest in this Property, which opened in January 1999. Simon Group applied the distribution against its investment in the Property.

       Cash used in investing activities for the year ended December 31, 1998 of $2,102 million is primarily the result of the CPI Merger and other acquisitions of $1,943 million, $350 million of capital expenditures and $22 million of investments in and advances to the Management Company, partially offset by net distributions from unconsolidated entities of $140 million, cash received from acquired Properties of $18 million, net proceeds of $46 million from the sales of Sherwood Gardens, The Promenade and Southtown Mall and an $8 million decrease in restricted cash. In addition to the $1,659 million paid in connection with the CPI Merger, acquisitions includes $240 million for the acquisition of the IBM Properties, $41 million for the acquisition of Arboretum and $3 million for the acquisition of Cordova Mall. Capital expenditures includes development costs of $58 million, renovation and expansion costs of approximately $222 million and tenant costs and other operational capital expenditures of approximately $66 million. Development costs include $39 million for the Shops at Sunset Place and $14 million at Waterford Lakes. Net distributions from unconsolidated entities primarily consists of $55 million from Florida Mall, $33 million from The Source transactions described above, $30 million associated with The Shops at Sunset Place transaction described above and $12 million from the IBM Properties.

       Cash provided by financing activities for the year ended December 31, 1998 was $1,592 million and includes net borrowings of $1,914 million primarily used to fund the CPI Merger and other acquisition and development activity and net proceeds from sales of common stock of $115 million, partially offset by total distributions to minority interest partners of consolidated Properties, shareholders of the Companies, SPG Properties, Inc. and limited partners in the Operating Partnerships of $437 million.

       Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

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

       Total EBITDA for the Properties increased from $387 million in 1994 to $1,362 million in 1998, representing a compound annual growth rate of 37.0%. This growth is primarily the result of the CPI Merger ($113 million), the DRC Merger ($418 million), the SCA Acquisition ($123 million), the IBM acquisition ($73 million), and other Properties developed or acquired during the comparative periods ($214 million). The remaining growth in total EBITDA ($33 million) reflects the addition of GLA to the Portfolio Properties through expansions, increased rental rates, increased tenant sales, improved occupancy levels and effective control of operating costs. During this period, the operating profit margin increased from 61.9% to 64.8%. This improvement is also primarily attributable to aggressive leasing of new and existing space and effective control of operating costs.

       The following summarizes total EBITDA for the Portfolio Properties and the operating profit margin of such properties, which is equal to total EBITDA expressed as a percentage of total revenue:


                                                                         For the Year Ended December 31,
                                                ------------------------------------------------------------------------------
                                                       1998             1997             1996            1995         1994
                                                  ---------------  --------------  -----------------  ----------  -------------
                                                                                 (in thousands)
 EBITDA of consolidated Properties                    $  910,654        $677,930          $ 467,292    $343,875       $290,243
 EBITDA of unconsolidated Properties                     451,049         262,098            148,030      93,673         96,592
                                                      ----------        --------          ---------    --------       --------
 Total EBITDA of Portfolio Properties                 $1,361,703        $940,028          $ 615,322    $437,548       $386,835
                                                      ==========        ========          =========    ========       ========
 EBITDA after minority interest (1)                   $1,068,233        $746,842          $ 497,215    $357,158       $307,372
                                                      ==========        ========          =========    ========       ========
 Increase in total EBITDA from prior
  period                                                    44.9%           52.8%              40.6%       13.1%          11.6%

 Increase in EBITDA after minority
  interest from prior period                                43.0%           50.2%              39.2%       16.2%          20.0%

 Operating profit margin of the Portfolio
  Properties                                                64.8%           64.4%              62.5% (2)   63.1%          61.9%


       (1) EBITDA after minority interest represents Simon Group's allocable portion of earnings before interest, taxes, depreciation and amortization for all Properties based on its economic ownership in each Property.

       (2) The 1996 operating profit margin, excluding the $7.2 million merger integration costs, is 63.2%.

       Funds from Operations ("FFO")

       FFO, as defined by NAREIT, means the consolidated net income of Simon Group and its subsidiaries without giving effect to real estate related depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on Simon Group's economic ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance of Simon Group. Simon Group's method of calculating FFO may be different from the methods used by other REITs. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.

       The following summarizes FFO of Simon Group and the Companies and reconciles combined income before extraordinary items to FFO of Simon Group for the periods presented:

                                                                       For the Year Ended December 31,
                                                            --------------------------------------------------
                                                                  1998              1997              1996
                                                            --------------    --------------    --------------
                                                                               (in thousands)
    FFO of Simon Group                                            $544,481          $415,128          $281,495
                                                                  ========          ========          ========
    Increase in FFO from prior period                                 31.2%             47.5%             42.2%
                                                                  ========          ========          ========

    Reconciliation:
     Income before extraordinary items                            $236,230          $203,133          $134,663
     Plus:
      Depreciation and amortization from combined
       consolidated properties                                     267,423           200,084           135,226

      Simon Group's share of depreciation and amortization and
        extraordinary items from unconsolidated affiliates          82,323            46,760            20,159

      Merger integration costs                                          --                --             7,236
      Loss on sale of real estate                                    7,283                --                --
     Less:
      Gain on the sale of real estate                                   --               (20)              (88)
      Minority interest portion of depreciation, and
       amortization and extraordinary items                         (7,307)           (5,581)           (3,007)

      Preferred dividends (Including those of Subsidiary)          (41,471)          (29,248)          (12,694)
                                                                  --------          --------          --------
     FFO of Simon Group                                           $544,481          $415,128          $281,495
                                                                  ========          ========          ========
     FFO allocable to the Companies                               $361,326          $258,049          $172,468
                                                                  ========          ========          ========

       Portfolio Data


       Operating statistics give effect to the CPI Merger for 1998 only and the DRC Merger for all periods presented. Statistics include all Properties except for the redevelopment area at Irving Mall, Charles Towne Square, Richmond Town Square and The Shops at Mission Viejo, which are all undergoing extensive redevelopment. The value-oriented super-regional mall category consists of Arizona Mills, Grapevine Mills and Ontario Mills.

       Aggregate Tenant Sales Volume and Sales per Square Foot. From 1995 to 1998, total reported retail sales at mall and freestanding GLA owned by the Operating Partnerships ("Owned GLA") in the regional malls and all reporting tenants at community shopping centers increased from $7,649 million to $14,587 million. Sales for 1998 includes $3,180 million, $1,060 million, and $1,041 million from the CPI Properties, the SCA Acquisition, and the IBM Properties, respectively. Excluding these Properties, 1998 sales were $9,305 million, which is a compound annual growth rate of 6.8%. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

       The following illustrates the total reported sales of tenants at Owned
GLA:

                                                                                             Annual
                                                              Total Tenant                 Percentage
                           Year Ended December 31,         Sales (in millions)              Increase
                           -----------------------         --------------------            ----------
                                    1998                         $14,587                      52.9%
                                    1997                           9,539                      20.4
                                    1996                           7,921                       3.6
                                    1995                           7,649                        --

          Regional mall sales per square foot increased 9.0% in 1998 to $343 as compared to $315 in 1997. In addition, sales per square foot of reporting tenants operating for at least two consecutive years ("Comparable Sales") increased from $318 to $346, or 8.8%, from 1997 to 1998. Simon Group believes its strong sales growth in 1998 is the result of its aggressive retenanting efforts and the redevelopment of many of the Properties. Sales per square foot at the community shopping centers decreased in 1998 to $176 as compared to $179 in 1997. Sales statistics for value-oriented super-regional malls are not provided as this category is comprised of newly constructed malls with insufficient history to provide meaningful comparisons.


          Occupancy Levels. Occupancy levels for mall and freestanding Owned GLA at the regional malls increased from 87.3% at December 31, 1997, to 90.0% at December 31, 1998. Occupancy levels for all tenants at the value-oriented super-regional malls increased from 93.8% at December 31, 1997, to 98.2% at December 31, 1998. Occupancy levels for all tenants at the community shopping centers increased slightly, from 91.3% at December 31, 1997, to 91.4% at December 31, 1998. Owned GLA has increased 20.2 million square feet from December 31, 1997, to December 31, 1998, primarily as a result of the IBM acquisition, the CPI Merger, the acquisition of the Arboretum, and the 1998 Property openings.


                                                                           Occupancy Levels
                                                      --------------------------------------------------------
                                                                            Value-Oriented        Community
                                                            Regional           Regional           Shopping
                  December 31,                               Malls              Malls              Centers
                 -------------                              --------        --------------        ---------
                      1998                                    90.0%              98.2%              91.4%
                      1997                                    87.3               93.8               91.3
                      1996                                    84.7                N/A               91.6
                      1995                                    85.5                N/A               93.6

          Tenant Occupancy Costs. Tenant occupancy costs as a percentage of sales increased from 11.5% in 1997 to 12.3% in 1998 in the regional mall portfolio. A tenant's ability to pay rent is affected by the percentage of its sales represented by occupancy costs, which consist of rent and expense recoveries. As sales levels increase, if expenses subject to recovery are controlled, the tenant can pay higher rent. Management believes Simon Group is one of the lowest-cost providers of retail space, which has permitted the rents in both regional malls and community shopping centers to increase without raising a tenant's total occupancy cost beyond its ability to pay. Management believes continuing efforts to increase sales while controlling property operating expenses will continue the trend of increasing rents at the Properties.


          Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 34.0%, from $19.18 in 1995 to $25.70 in 1998. For all tenants at the community shopping centers, average base rents of Owned GLA increased 5.3%, from $7.29 in 1995 to $7.68 in 1998.

          The following highlights this trend:

                                                                     Average Base Rent per Square Foot
                                       -------------------------------------------------------------------------------------------
                                                                                                           Community
                                                                 %        Value-Oriented         %         Shopping          %
Year Ended December 31,                   Regional Malls      Change      Regional Malls      Change        Centers       Change
-----------------------                   --------------      ------      --------------      ------       ---------      ------
          1998                               $25.70             8.7%          $16.40           1.2%          $7.68          3.2%
          1997                                23.65            14.4            16.20            N/A           7.44         (2.7)
          1996                                20.68             7.8              N/A            N/A           7.65          4.9
          1995                                19.18             4.4              N/A            N/A           7.29          2.4

          Inflation


          Inflation has remained relatively low during the past four years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling Simon Group to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable Simon Group to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing Simon Group's exposure to increases in costs and operating expenses resulting from inflation.

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


          Year 2000 Costs

          Simon Group has undertaken a project to identify and correct problems arising from the inability of information technology hardware and software systems to process dates after December 31, 1999. This Year 2000 project consists of two primary components. The first component focuses on Simon Group's key information technology systems (the "IT Component") and the second component focuses on the information systems of key tenants and key third party service providers as well as imbedded systems within common areas of substantially all of the Properties (the "Non-IT Component"). Key tenants include the 20 largest base rent contributors and anchor tenants with over 25,000 square feet of GLA. Key third party service providers are those providers whose Year 2000 problems, if not addressed, would be likely to have a material adverse effect on Simon Group's operations.

          The IT Component of the Year 2000 project is being managed by the information services department of Simon Group who have actively involved other disciplines within Simon Group who are directly impacted by an IT Component of the project. The Non-IT Component is being managed by a steering committee of 25 employees, including senior executives of a number of Simon Group's departments. In addition, outside consultants have been engaged to assist in the Non-IT Component.

          Status of Project

               IT Component. Simon Group's primary operating, financial accounting and billing systems and Simon Group's standard primary desktop software have been determined to be Year 2000 ready. Simon Group's information services department has also completed its assessment of other "mission critical" applications within Simon Group and is currently implementing solutions to those applications in order for them to be Year 2000 ready. It is expected that the implementation of these mission critical solutions will be complete by September 30, 1999.

               Non-IT Component. The Non-IT Component includes the following phases: (1) an inventory of Year 2000 items which are determined to be material to Simon Group's operations; (2) assigning priority to identified items; (3) assessing Year 2000 compliance status as to all critical items; (4) developing replacement or contingency plans based on the information collected in the preceding phases; (5) implementing replacement and contingency plans; and (6) testing and monitoring of plans, as applicable.

               Phase (1) and Phase (2) are complete and Phase (3) is in process. The assessment of compliance status of key tenants is approximately 82% complete, the assessment of compliance status of key third party service providers is approximately 80% complete, the assessment of compliance status of critical inventoried components at the Properties is approximately 79% complete and the assessment of compliance status of non-critical inventoried components at the Properties is approximately 75% complete. Simon Group expects to complete Phase (3) by April 30, 1999. The development of contingency or replacement plans (Phase (4)) is scheduled to be completed by September 30, 1999. Development of such plans is ongoing. Implementation of contingency and replacement plans (Phase (5)) has commenced and will continue through 1999 to the extent Year 2000 issues are identified. Any required testing (Phase (6)) is to be completed throughout the remainder of 1999.

          Costs. Simon Group estimates that it will spend approximately $1.5 million in incremental costs for its Year 2000 project. This amount will be incurred over a period that commenced in January 1997 and is expected to end in September 1999. Costs incurred through December 31, 1998 are estimated at approximately $500 thousand. Such amounts are expensed as incurred. These estimates do not include the costs expended by Simon Group following its 1996 merger with DeBartolo Realty Corporation for software, hardware and related costs necessary to upgrade its primary operating, financial accounting and billing systems, which allowed those systems to, among other things, become Year 2000 compliant.

          Risks. The most reasonably likely worst case scenario for Simon Group with respect to the Year 2000 problems would be disruptions in operations at the Properties. This could lead to reduced sales at the Properties and claims by tenants which would in turn adversely affect Simon Group's results of operations.

          Simon Group has not yet completed all phases of its Year 2000 project and Simon Group is dependent upon key tenants and key third party suppliers to make their information systems Year 2000 compliant. In addition, disruptions in the economy generally resulting from Year 2000 problems could have an adverse effect on Simon Group's operations.

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

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

         Reference is made to Item 7 of this Form 10-K under the caption "Liquidity and Capital Resources".

Item 8. Financial Statements and Supplementary Data

        Reference is made to the Index to Financial Statements contained in
Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

          The information required by this item is incorporated herein by reference to the Companies' definitive Proxy Statements for their annual meetings of shareholders to be filed with the Commission pursuant to Regulation 14A and is included under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in
Part I hereof.

Item 11. Executive Compensation

          The information required by this item is incorporated herein by reference to the Companies' definitive Proxy Statements for their annual meetings of shareholders to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required by this item is incorporated herein by reference to the Companies' definitive Proxy Statements for their annual meetings of shareholders to be filed with the Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

          The information required by this item is incorporated herein by reference to the Companies' definitive Proxy Statements for their annual meetings of shareholders to be filed with the Commission pursuant to Regulation 14A.

                                   Part IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K


     The following information includes audited financial statements of Simon Property Group, Inc. ("SPG"), SPG Realty Consultants, Inc. ("SRC") and the combined financial statements of SPG and SRC for the period following the CPI Merger and related transactions (see Note 3). Each share of common stock of SPG is paired with 1/100th of a share of common stock of SRC, with the result that each shareholder of SPG holds a proportionate interest in SRC.


(a) (1)  Financial Statements                                                                        Page No.
         --------------------                                                                        --------
         Reports of Independent Public Accountants                                                      55


         Simon Property Group, Inc. and SPG Realty Consultants, Inc.:
          Combined Balance Sheets as of December 31, 1998 and 1997                                      57
          Combined Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996                                                             58

          Combined Statements of Changes in Shareholders' Equity for
           the years ended December 31, 1998, 1997 and 1996                                             59
          Combined Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                                                             60


         Simon Property Group, Inc.:
          Consolidated Balance Sheets as of December 31, 1998 and 1997                                  61
          Consolidated Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996                                                             62

          Consolidated Statements of Changes in Shareholders' Equity for
           the years ended December 31, 1998, 1997 and 1996                                             63
          Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                                                             64


         SPG Realty Consultants, Inc.:
          Consolidated Balance Sheets as of December 31, 1998 and 1997                                  65
          Consolidated Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996                                                             66

          Consolidated Statements of Changes in Shareholders' Equity for
           the years ended December 31, 1998, 1997 and 1996                                             67
          Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                                                             68


         Notes to Financial Statements                                                                  69


    (2)  Financial Statement Schedules
         -----------------------------
          Report of Independent Public Accountants                                                      93

          Simon Property Group, Inc. and SPG Realty Consultants, Inc.
           Combined Schedule III -- Schedule of Real Estate and
           Accumulated Depreciation                                                                     94

         Notes to Combined Schedule III                                                                 99


    (3)  Exhibits
         --------

      The Exhibit Index attached hereto is hereby incorporated by reference
       to this Item.                                                                                   100


(b)  Reports on Form 8-K
     -------------------

      Two Forms 8-K were filed during the fourth quarter ended December 31, 1998.

         On October 9, 1998 under Item 2 - Acquisition or Disposition of Assets, Simon Property Group, Inc. and SPG Realty Consultants, Inc. (the "Registrants") jointly filed a Form 8-K to announce the consummation of the merger by and among Simon DeBartolo Group, Inc. (the accounting predecessor to Simon Property Group, Inc.), Corporate Property Investors,
       Inc. and Corporate Realty Consultants, Inc. (the predecessor to SPG Realty Consultants, Inc.). On December 8, 1998, the Registrants filed an amendment to the October 9, 1998 Form 8-K to include, under Item 7 - Financial Statements and Exhibits, pro forma financial information through September 30, 1998.

       On November 25, 1998 under Item 5 - Other Events, Simon Property Group, Inc. reported that it made available additional ownership and operational information concerning Simon Property Group, Inc., Simon Property Group, L.P. and the properties owned or managed as of September 30, 1998, in the form of a Supplemental Information package. A copy of the package was included as an exhibit to the 8-K filing.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Simon Property Group, Inc. and SPG Realty Consultants, Inc.:

We have audited the accompanying combined balance sheets of Simon Property Group, Inc. and subsidiaries and its paired share affiliate, SPG Realty Consultants, Inc. and subsidiaries (see Note 2), as of December 31, 1998 and 1997, and the related combined statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We have audited the accompanying consolidated balance sheets of Simon Property Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the accompanying consolidated balance sheet of SPG Realty Consultants, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Simon Property Group, Inc. and subsidiaries and its paired share affiliate, SPG Realty Consultants, Inc. and subsidiaries, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, the consolidated financial position of Simon Property Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, and the consolidated financial position of SPG Realty Consultants, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP


Indianapolis, Indiana
February 17, 1999.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of SPG Realty Consultants, Inc.
(formerly known as Corporate Realty Consultants, Inc.),

We have audited the consolidated balance sheet of SPG Realty Consultants, Inc. (formerly known as Corporate Realty Consultants, Inc.) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of SPG Realty Consultants, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPG Realty Consultants, Inc. (formerly known as Corporate Realty Consultants, Inc.) at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                         ERNST & YOUNG LLP

June 30, 1998

Balance Sheets
Simon Property Group, Inc. and SPG Realty Consultants, Inc. Combined

(Dollars in thousands, except per share amounts)


                                                      December 31,  December 31,
                                                          1998          1997
                                                      ------------  ------------
ASSETS:
  Investment properties, at cost                      $11,850,014   $ 6,867,354
    Less -- accumulated depreciation                      722,371       461,792
                                                      -----------   -----------
                                                       11,127,643     6,405,562
  Goodwill                                                 58,134            --
  Cash and cash equivalents                               129,195       109,699
  Restricted cash                                             867         8,553
  Tenant receivables and accrued revenue, net             218,581       188,359
  Notes and advances receivable from Management
   Company and affiliate                                  115,378        93,809
  Investment in partnerships and joint ventures, at
   equity                                               1,306,753       612,140
  Investment in Management Company and affiliates          10,037         3,192
  Other investment                                         50,176        53,785
  Deferred costs and other assets                         228,098       164,413
  Minority interest                                        32,138        23,155
                                                      -----------   -----------
                                                      $13,277,000   $ 7,662,667
                                                      ===========   ===========
LIABILITIES:
  Mortgages and other indebtedness                    $ 7,973,372   $ 5,077,990
  Accounts payable and accrued expenses                   415,186       245,121
  Cash distributions and losses in partnerships and
   joint ventures, at equity                               29,139        20,563
  Other liabilities                                        95,131        67,694
                                                      -----------   -----------
      Total liabilities                                 8,512,828     5,411,368
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 13)
LIMITED PARTNERS' INTEREST IN THE OPERATING
 PARTNERSHIPS                                           1,015,634       694,437
PREFERRED STOCK OF SUBSIDIARY (Note 11)                   339,329            --
SHAREHOLDERS' EQUITY:
  CAPITAL STOCK OF SIMON PROPERTY GROUP, INC.:
    Series B and C cumulative redeemable preferred
     stock (Note 11)                                           --       339,061
    Series A convertible preferred stock, 209,249
     shares authorized, 209,249 and 0 issued and
     outstanding, respectively                            267,393            --
    Series B convertible preferred stock, 5,000,000
     shares authorized, 4,844,331 and 0 issued and
     outstanding, respectively                            450,523            --
    Common stock, $.0001 par value, 400,000,000
     shares authorized, and 163,571,031 and
     106,439,001 issued and outstanding,
     respectively                                              16            10
    Class B common stock, $.0001 par value,
     12,000,000 shares authorized, 3,200,000
     issued and outstanding                                     1             1
    Class C common stock, $.0001 par value,
     4,000 shares authorized, issued and
     outstanding                                               --            --
  CAPITAL STOCK OF SPG REALTY CONSULTANTS, INC.:
    Common stock, $.0001 par value, 7,500,000
     shares authorized, 1,667,750.31
     issued and outstanding                                    --            --
    Capital in excess of par value                      3,083,213     1,491,908
    Accumulated deficit                                  (372,313)     (263,308)
    Unrealized gain on long-term investment                   126         2,420
    Unamortized restricted stock award                    (19,750)      (13,230)
                                                      -----------   -----------
       Total shareholders' equity                       3,409,209     1,556,862
                                                      -----------   -----------
                                                      $13,277,000   $ 7,662,667
                                                      ===========   ===========

       The accompanying notes are an integral part of these statements.

Statements of Operations
Simon Property Group, Inc. and SPG Realty Consultants, Inc. Combined

(Dollars in thousands, except per share amounts)

                                                For the Year Ended December 31,
                                               --------------------------------
                                                  1998        1997       1996
                                               ----------  ----------  --------
REVENUE:
  Minimum rent                                 $  850,708  $  641,352  $438,089
  Overage rent                                     49,689      38,810    30,810
  Tenant reimbursements                           429,470     322,416   233,974
  Other income                                     75,692      51,589    44,831
                                               ----------  ----------  --------
    Total revenue                               1,405,559   1,054,167   747,704
                                               ----------  ----------  --------
EXPENSES:
  Property operating                              226,426     176,846   129,094
  Depreciation and amortization                   268,442     200,900   135,780
  Real estate taxes                               133,698      98,830    69,173
  Repairs and maintenance                          53,296      43,000    31,779
  Advertising and promotion                        50,754      32,891    24,756
  Merger integration costs                             --          --     7,236
  Provision for credit losses                       6,614       5,992     3,460
  Other                                            24,117      18,678    14,914
                                               ----------  ----------  --------
    Total operating expenses                      763,347     577,137   416,192
                                               ----------  ----------  --------
OPERATING INCOME                                  642,212     477,030   331,512
INTEREST EXPENSE                                  419,918     287,823   202,182
                                               ----------  ----------  --------
INCOME BEFORE MINORITY INTEREST                   222,294     189,207   129,330
MINORITY INTEREST                                  (7,335)     (5,270)   (4,300)
GAINS (LOSS) ON SALES OF ASSETS, NET               (7,283)         20        88
                                               ----------  ----------  --------
INCOME BEFORE UNCONSOLIDATED ENTITIES             207,676     183,957   125,118
INCOME FROM UNCONSOLIDATED ENTITIES                28,554      19,176     9,545
                                               ----------  ----------  --------
INCOME BEFORE EXTRAORDINARY ITEMS                 236,230     203,113   134,663
EXTRAORDINARY ITEMS                                 7,146          58    (3,521)
                                               ----------  ----------  --------
INCOME BEFORE ALLOCATION TO LIMITED PARTNERS      243,376     203,191   131,142
LESS--LIMITED PARTNERS' INTEREST IN
 THE OPERATING PARTNERSHIPS                        68,307      65,954    45,887
PREFERRED DIVIDENDS OF SUBSIDIARY                   7,816          --        --
                                               ----------  ----------  --------
NET INCOME                                        167,253     137,237    85,255
PREFERRED DIVIDENDS                               (33,655)    (29,248)  (12,694)
                                               ----------  ----------  --------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS    $  133,598  $  107,989  $ 72,561
                                               ==========  ==========  ========
BASIC EARNINGS PER COMMON PAIRED SHARE:
  Income before extraordinary items            $     1.02  $     1.08  $   1.02
  Extraordinary items                                0.04          --     (0.03)
                                               ----------  ----------  --------
  Net income                                   $     1.06  $     1.08  $   0.99
                                               ==========  ==========  ========
DILUTED EARNINGS PER COMMON PAIRED SHARE:
  Income before extraordinary items            $     1.02  $     1.08  $   1.01
  Extraordinary items                                0.04          --     (0.03)
                                               ----------  ----------  --------
  Net income                                   $     1.06  $     1.08  $   0.98
                                               ==========  ==========  ========

       The accompanying notes are an integral part of these statements.

Statements of Shareholders' Equity
Simon Property Group, Inc. and SPG Realty Consultants, Inc. Combined

(Dollars in thousands)

                                                                                                          Unrealized Gain on
                                                         SPG                SPG               SRC              Long-Term
                                                   Preferred Stock     Common Stock       Common Stock         Investment
                                                   --------------      ------------       ------------    ------------------

Balance at December 31, 1995                           $  99,923        $        7        $          --         $         --

Stock options exercised (372,151 shares)

Common stock issued in connection
  with DRC Merger (37,873,965 shares)                                            3

Class C Common stock issued in
  connection with DRC Merger (4,000 shares)

Common stock issued in connection with
  severance program (70,074 shares)

Series B Preferred stock issued, net of
  issuance costs (8,000,000 shares)                      192,989

Stock incentive program (200,030 shares)

Amortization of stock incentive

Transfer out of limited partners' interest in the Operating Partnership

Net income

Distributions

Other
                                                       ---------        ----------          -----------         ------------
Balance at December 31, 1996                             292,912                10                   --                   --

Common stock issued to the public
  (5,858,887 shares)                                                             1

Common stock issued in connection
  with acquisitions (2,193,037 shares)

Stock options exercised (369,902 shares)

Other common stock issued
  (82,484 shares)

Stock incentive program (448,753 shares)

Amortization of stock incentive

Series C Preferred stock issued
  (3,000,000 shares)                                     146,072

Conversion of Series A Preferred stock
  into 3,809,523 shares of common stock                  (99,923)

Transfer out of limited partners' interest in the Operating Partnership

Unrealized gain on long-term investment                                                                                2,420

Net income

Distributions
                                                       ---------        ----------          -----------         ------------
Balance at December 31, 1997                             339,061                11                   --                2,420

Common stock issued to the public
  (2,957,335 shares)                                                             1

CPI Merger (Notes 3 and 11)
  SPG Preferred                                          717,916
  SPG Common (53,078,564 shares)                                                 5
  SRC Net Assets

Preferred stock of Subsidiary (Note 11)                 (339,061)

Common stock issued in connection
  with acquisitions (519,889 shares)

Stock incentive program (495,131 shares)

Other common stock issued
  (81,111 shares)

Amortization of stock incentive

Transfer out of limited partners' interest in the Operating Partnerships

Distributions

                                                       ---------        ----------          -----------         ------------
Subtotal                                                 717,916                17                   --                2,420
                                                       ---------        ----------          -----------         ------------
  Other Comprehensive Income:

Unrealized loss on long-term investment                                                                               (2,294)

Net income
                                                       ---------        ----------          -----------         ------------
  Total Comprehensive Income:                                 --                --                   --               (2,294)
                                                       ---------        ----------          -----------         ------------
Balance at December 31, 1998                           $ 717,916        $       17          $        --         $        126
                                                       =========        ==========          ===========         ============


                                                                                            Unamortized           Total
                                                  Capital In Excess    Accumulated        Restricted Stock     Shareholders
                                                     of Par Value        Deficit               Award              Equity
                                                  -----------------    -----------        ----------------     ------------
Balance at December 31, 1995                          $  266,718        $(131,015)         $  (2,687)           $  232,946

Stock options exercised (372,151 shares)                   8,677                                                     8,677

Common stock issued in connection
  with DRC Merger (37,873,965 shares)                    922,276                                                   922,279

Class C Common stock issued in
  connection with DRC Merger (4,000 shares)                  100                                                       100

Common stock issued in connection with
  severance program (70,074 shares)                        1,841                                                     1,841

Series B Preferred stock issued, net of
  issuance costs (8,000,000 shares)                                                                                192,989

Stock incentive program (200,030 shares)                   4,751                              (4,751)                   --

Amortization of stock incentive                                                                2,084                 2,084

Transfer out of limited partners' interest
  in the Operating Partnership                           (14,382)                                                  (14,382)

Net income                                                                 85,255                                   85,255

Distributions                                                            (126,836)                                (126,836)

Other                                                        (62)                                                      (62)
                                                      ----------        ---------          ---------            ----------
Balance at December 31, 1996                           1,189,919         (172,596)            (5,354)            1,304,891

Common stock issued to the public
  (5,858,887 shares)                                     190,026                                                   190,027

Common stock issued in connection
  with acquisitions (2,193,037 shares)                    70,000                                                    70,000

Stock options exercised (369,902 shares)                   8,625                                                     8,625

Other common stock issued
  (82,484 shares)                                          2,268                                                     2,268

Stock incentive program (448,753 shares)                  14,016                             (13,262)                  754

Amortization of stock incentive                                                                5,386                 5,386

Series C Preferred stock issued
  (3,000,000 shares)                                                                                               146,072

Conversion of Series A Preferred stock
  into 3,809,523 shares of common stock                   99,923                                                      -

Transfer out of limited partners' interest
  in the Operating Partnership                           (82,869)                                                  (82,869)

Unrealized gain on long-term investment                                                                              2,420

Net income                                                                137,237                                  137,237

Distributions                                                            (227,949)                                (227,949)
                                                      ----------        ---------          ---------            ----------
Balance at December 31, 1997                           1,491,908         (263,308)           (13,230)            1,556,862

Common stock issued to the public
  (2,957,335 shares)                                      91,398                                                    91,399

CPI Merger (Notes 3 and 11)
  SPG Preferred                                                                                                    717,916
  SPG Common (53,078,564 shares)                       1,758,733                                                 1,758,738
  SRC Net Assets                                          14,755                                                    14,755

Preferred stock of Subsidiary (Note 11)                                                                           (339,061)

Common stock issued in connection
  with acquisitions (519,889 shares)                      17,176                                                    17,176

Stock incentive program (495,131 shares)                  15,983                             (15,983)                 -

Other common stock issued
  (81,111 shares)                                          2,182                                                     2,182

Amortization of stock incentive                                                                9,463                 9,463

Transfer out of limited partners' interest
  in the Operating Partnerships                         (308,922)                                                 (308,922)

Distributions                                                            (276,258)                                (276,258)
                                                      ----------        ---------          ---------            ----------
Subtotal                                               3,083,213         (539,566)           (19,750)            3,244,250
                                                      ----------        ---------          ---------            ----------
  Other Comprehensive Income:

Unrealized loss on long-term investment                                                                             (2,294)

Net income                                                                167,253                                  167,253
                                                      ----------        ---------          ---------            ----------
  Total Comprehensive Income:                                 --          167,253                 --               164,959
                                                      ----------        ---------          ---------            ----------
Balance at December 31, 1998                          $3,083,213        $(372,313)         $ (19,750)           $3,409,209
                                                      ==========        =========          =========            ==========

       The accompanying notes are an integral part of these statements.

Statements of Cash Flows
Simon Property Group, Inc. and SPG Realty Consultants, Inc. Combined

(Dollars in thousands)

                                                                              For the Year Ended December 31,
                                                                     -------------------------------------------------
                                                                           1998             1997            1996
                                                                     ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   167,253      $   137,237     $    85,255
  Adjustments to reconcile net income to net cash provided
    by operating activities--
    Depreciation and amortization                                          278,812          208,539         143,582
    Extraordinary items                                                     (7,146)             (58)          3,521
    Loss (gains) on sales of assets, net                                     7,283              (20)            (88)
    Limited partners' interest in Operating Partnerships                    68,307           65,954          45,887
    Preferred dividends of Subsidiary                                        7,816               --              --
    Straight-line rent                                                      (9,345)          (9,769)         (3,502)
    Minority interest                                                        7,335            5,270            4300
    Equity in income of unconsolidated entities                            (28,554)         (19,176)         (9,545)
  Changes in assets and liabilities--
    Tenant receivables and accrued revenue                                 (13,205)         (23,284)         (6,422)
    Deferred costs and other assets                                         (7,846)         (30,203)        (12,756)
    Accounts payable, accrued expenses and other liabilities                58,705           36,417         (13,768)
                                                                       -----------      -----------     -----------
    Net cash provided by operating activities                              529,415          370,907         236,464
                                                                       -----------      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                          (1,942,724)        (980,427)        (56,069)
  Capital expenditures                                                    (349,708)        (305,178)       (195,833)
  Cash from mergers, acquisitions and consolidation of
     joint ventures, net                                                    18,162           19,744          37,053
  Change in restricted cash                                                  7,686           (2,443)          1,474
  Proceeds from sale of assets                                              46,087              599             399
  Investments in unconsolidated entities                                   (55,523)         (47,204)        (62,096)
  Distributions from unconsolidated entities                               195,557          144,862          36,786
  Investments in and advances (to)/from Management Company                 (21,569)         (18,357)         38,544
  Other investing activities                                                    --          (55,400)             --
                                                                       -----------      -----------     -----------
    Net cash used in investing activities                               (2,102,032)      (1,243,804)       (199,742)
                                                                       -----------      -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common and preferred stock, net                   114,570          344,438         201,704
  Minority interest distributions, net                                     (19,694)            (219)         (5,115)
  Preferred dividends of Subsidiary                                         (7,816)              --              --
  Preferred dividends and distributions to shareholders                   (272,797)        (227,949)       (166,640)
  Distributions to limited partners                                       (136,551)        (122,442)        (90,763)
  Mortgage and other note proceeds, net of transaction costs             3,782,314        2,976,222       1,293,582
  Mortgage and other note principal payments                            (1,867,913)      (2,030,763)     (1,267,902)
  Other refinancing transaction                                                 --          (21,000)             --
                                                                       -----------      -----------     -----------
    Net cash provided by (used in) financing activities                  1,592,113          918,287         (35,134)
                                                                       -----------      -----------     -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                       19,496           45,390           1,588

CASH AND CASH EQUIVALENTS, beginning of period                             109,699           64,309          62,721

                                                                       -----------      -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                               $   129,195      $   109,699     $    64,309
                                                                       ===========      ===========     ===========


       The accompanying notes are an integral part of these statements.

Balance Sheets
Simon Property Group, Inc. Consolidated


(Dollars in thousands, except per share amounts)
                                                                                     December 31,      December 31,
                                                                                        1998               1997
                                                                                     ------------      ------------
ASSETS:
     Investment properties, at cost                                                   $11,816,325       $6,867,354
       Less--accumulated depreciation                                                     710,012          461,792
                                                                                     ------------      ------------
                                                                                       11,106,313        6,405,562
     Goodwill                                                                              58,134               --
     Cash and cash equivalents                                                            127,626          109,699
     Restricted cash                                                                          867            8,553
     Tenant receivables and accrued revenue, net                                          217,798          188,359
     Notes and advances receivable from Management Company and affiliates                 115,378           93,809
     Note receivable from SRC (Interest at 6%, due 2013)                                   20,565              --
     Investment in partnerships and joint ventures, at equity                           1,303,251          612,140
     Investment in Management Company and affiliates                                       10,037            3,192
     Other investment                                                                      50,176           53,785
     Deferred costs and other assets                                                      226,846          164,413
     Minority interest                                                                     32,138           23,155
                                                                                     ------------      ------------
                                                                                      $13,269,129       $7,662,667
                                                                                     ============      ============
LIABILITIES:
     Mortgages and other indebtedness                                                 $ 7,972,381       $5,077,990
     Notes payable to SRC (Interest at 8%, due 2008)                                       17,907               --
     Accounts payable and accrued expenses                                                411,259          245,121
     Cash distributions and losses in partnerships and joint ventures, at equity           29,139           20,563
     Other liabilities                                                                     95,326           67,694
                                                                                     ------------      ------------
          Total liabilities                                                             8,526,012        5,411,368
                                                                                     ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 13)

LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP                             1,009,646          694,437

PREFERRED STOCK OF SUBSIDIARY (Note 11)                                                   339,329               --

SHAREHOLDERS' EQUITY:

     Series B and C cumulative redeemable preferred stock (Note 11)                            --          339,061

     Series A convertible preferred stock, 209,249 shares authorized,
       209,249 and 0 issued and outstanding, respectively                                 267,393               --

     Series B convertible preferred stock, 5,000,000 shares authorized,
       4,844,331 and 0 issued and outstanding, respectively                               450,523               --

     Common stock, $.0001 par value, 400,000,000 shares authorized,
       and 163,571,031 and 106,439,001 issued and outstanding, respectively                    16               10

     Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000
       issued and outstanding                                                                   1                1

     Class C common stock, $.0001 par value, 4,000 shares authorized, issued and
       outstanding                                                                             --               --

     Capital in excess of par value                                                     3,068,458        1,491,908
     Accumulated deficit                                                                 (372,625)        (263,308)
     Unrealized gain on long-term investment                                                  126            2,420
     Unamortized restricted stock award                                                   (19,750)         (13,230)
                                                                                     ------------      ------------
          Total shareholders' equity                                                    3,394,142        1,556,862
                                                                                     ------------      ------------
                                                                                      $13,269,129       $7,662,667
                                                                                     ============      ============



       The accompanying notes are an integral part of these statements.

Statements of Operations
Simon Property Group, Inc. Consolidated

(Dollars in thousands, except per share amounts)

                                                                  For the Year Ended December 31,
                                                       ------------------------------------------------------
                                                          1998                  1997                 1996
                                                       ----------            ----------            ----------
REVENUE:
  Minimum rent                                         $  850,351            $  641,352            $  438,089
  Overage rent                                             49,689                38,810                30,810
  Tenant reimbursements                                   429,350               322,416               233,974
  Other income                                             75,682                51,589                44,831
                                                       ----------            ----------            ----------
     Total revenue                                      1,405,072             1,054,167               747,704
                                                       ----------            ----------            ----------

EXPENSES:
  Property operating                                      226,426               176,846               129,094
  Depreciation and amortization                           267,876               200,900               135,780
  Real estate taxes                                       133,580                98,830                69,173
  Repairs and maintenance                                  53,308                43,000                31,779
  Advertising and promotion                                50,754                32,891                24,756
  Merger integration costs                                     --                    --                 7,236
  Provision for credit losses                               6,610                 5,992                 3,460
  Other                                                    23,973                18,678                14,914
                                                       ----------            ----------            ----------
     Total operating expenses                             762,527               577,137               416,192
                                                       ----------            ----------            ----------


OPERATING INCOME                                          642,545               477,030               331,512

INTEREST EXPENSE                                          420,282               287,823               202,182
                                                       ----------            ----------            ----------

INCOME BEFORE MINORITY INTEREST                           222,263               189,207               129,330

MINORITY INTEREST                                          (7,335)               (5,270)               (4,300)
GAINS (LOSS) ON SALES OF ASSETS, NET                       (7,283)                   20                    88
                                                       ----------            ----------            ----------
INCOME BEFORE UNCONSOLIDATED ENTITIES                     207,645               183,957               125,118

INCOME FROM UNCONSOLIDATED ENTITIES                        28,145                19,176                 9,545
                                                       ----------            ----------            ----------
INCOME BEFORE EXTRAORDINARY ITEMS                         235,790               203,133               134,663

EXTRAORDINARY ITEMS                                         7,146                    58                (3,521)
                                                       ----------            ----------            ----------
INCOME BEFORE ALLOCATION TO LIMITED PARTNERS              242,936               203,191               131,142

LESS--LIMITED PARTNERS' INTEREST IN
  THE SPG OPERATING PARTNERSHIP                            68,179                65,954                45,887
PREFERRED DIVIDENDS OF SUBSIDIARY                           7,816                     -                     -
                                                       ----------            ----------            ----------

NET INCOME                                                166,941               137,237                85,255

PREFERRED DIVIDENDS                                       (33,655)              (29,248)              (12,694)
                                                       ----------            ----------            ----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS            $  133,286            $  107,989            $   72,561
                                                       ==========            ==========            ==========

BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items                    $     1.01            $     1.08            $     1.02
  Extraordinary items                                        0.04                    --                 (0.03)
                                                       ----------            ----------            ----------
  Net income                                           $     1.05            $     1.08            $     0.99
                                                       ==========            ==========            ==========

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items                    $     1.01            $     1.08            $     1.01
  Extraordinary items                                        0.04                    --                 (0.03)
                                                       ----------            ----------            ----------
  Net income                                           $     1.05            $     1.08            $     0.98
                                                       ==========            ==========            ==========

       The accompanying notes are an integral part of these statements.

Statements of Shareholders' Equity
Simon Property Group, Inc. Consolidated

(Dollars in thousands)

                                                                                       Unrealized Gain on
                                                                      All Classes of       Long-Term        Capital in Excess
                                                   Preferred Stock     Common Stock        Investment         of Par Value
                                                   --------------     -------------    ------------------   -----------------
Balance at December 31, 1995                           $  99,923         $       7         $       --         $  266,718

Stock options exercised (372,151 shares)                                                                           8,677

Common stock issued in connection
  with DRC Merger (37,873,965 shares)                                            3                               922,276
Class C Common stock issued in
  connection with DRC Merger (4,000 shares)                                                                          100

Common stock issued in connection with
  severance program (70,074 shares)                                                                                1,841

Series B Preferred stock issued, net of
  issuance costs (8,000,000 shares)                      192,989

Stock incentive program (200,030 shares)                                                                           4,751

Amortization of stock incentive

Transfer out of limited partners' interest
  in the Operating Partnership                                                                                   (14,382)

Net income

Distributions

Other                                                                                                                (62)
                                                      ----------         ---------         ----------         ----------
Balance at December 31, 1996                             292,912                10                 --          1,189,919

Common stock issued to the public
  (5,858,887 shares)                                                             1                               190,026

Common stock issued in connection
  with acquisitions (2,193,037 shares)                                                                            70,000

Stock options exercised (369,902 shares)                                                                           8,625

Other common stock issued
  (82,484 shares)                                                                                                  2,268

Stock incentive program (448,753 shares)                                                                          14,016

Amortization of stock incentive

Series C Preferred stock issued
  (3,000,000 shares)                                     146,072

Conversion of Series A Preferred stock
  into 3,809,523 shares of common stock                  (99,923)                                                 99,923

Transfer out of limited partners' interest
  in the Operating Partnership                                                                                   (82,869)

Unrealized gain on long-term investment                                                         2,420

Net income

Distributions
                                                      ----------         ---------         ----------         ----------
Balance at December 31, 1997                             339,061                11              2,420          1,491,908

Common stock issued to the public
  (2,957,335 shares)                                                             1                                91,398

CPI Merger (Notes 3 and 11)
  SPG Preferred                                          717,916
  SPG Common (53,078,564 shares)                                                 5                             1,758,733

Preferred stock of Subsidiary (Note 11)                 (339,061)

Common stock issued in connection
  with acquisitions (519,889 shares)                                                                              17,176

Stock incentive program (495,131 shares)                                                                          15,983

Other common stock issued
  (81,111 shares)                                                                                                  2,182

Amortization of stock incentive

Transfer out of limited partners' interest
  in the SPG Operating Partnership                                                                              (308,922)

Distributions
                                                      ----------         ---------         ----------         ----------
Subtotal                                                 717,916                17              2,420          3,068,458
                                                      ----------         ---------         ----------         ----------
  Other Comprehensive Income:

Unrealized loss on long-term investment                                                        (2,294)

Net income
                                                      ----------         ---------         ----------         ----------
  Total Comprehensive Income:                                 --                --             (2,294)                --
                                                      ----------         ---------         ----------         ----------
Balance at December 31, 1998                          $  717,916         $      17         $      126         $3,068,458
                                                      ==========         =========         ==========         ==========

                                                                        Unamorized             Total
                                                      Accumulated     Restricted Stock     Shareholders'
                                                        Deficit            Award               Equity
                                                      -----------     ---------------      --------------
Balance at December 31, 1995                           $(131,015)        $(2,687)          $  232,946

Stock options exercised (372,151 shares)                                                        8,677

Common stock issued in connection
  with DRC Merger (37,873,965 shares)                                                         922,279

Class C Common stock issued in
  connection with DRC Merger (4,000 shares)                                                       100

Common stock issued in connection with
  severance program (70,074 shares)                                                             1,841

Series B Preferred stock issued, net of
  issuance costs (8,000,000 shares)                                                           192,989

Stock incentive program (200,030 shares)                                  (4,751)                -

Amortization of stock incentive                                            2,084                2,084

Transfer out of limited partners' interest
  in the Operating Partnership                                                                (14,382)

Net income                                                85,255                               85,255

Distributions                                           (126,836)                            (126,836)

Other                                                                                             (62)
                                                      ----------         ---------         ----------
Balance at December 31, 1996                            (172,596)         (5,354)           1,304,891

Common stock issued to the public
  (5,858,887 shares)                                                                          190,027

Common stock issued in connection
  with acquisitions (2,193,037 shares)                                                         70,000

Stock options exercised (369,902 shares)                                                        8,625

Other common stock issued
  (82,484 shares)                                                                               2,268

Stock incentive program (448,753 shares)                                 (13,262)                 754

Amortization of stock incentive
                                                                           5,386                5,386
Series C Preferred stock issued
  (3,000,000 shares)                                                                          146,072

Conversion of Series A Preferred stock
  into 3,809,523 shares of common stock                                                          -

Transfer out of limited partners' interest
  in the Operating Partnership                                                                (82,869)

Unrealized gain on long-term investment                                                         2,420

Net income                                               137,237                              137,237

Distributions                                           (227,949)                            (227,949)
                                                      ----------         ---------         ----------
Balance at December 31, 1997                            (263,308)          (13,230)         1,556,862

Common stock issued to the public
  (2,957,335 shares)                                                                           91,399

CPI Merger (Notes 3 and 11)
  SPG Preferred                                                                               717,916
  SPG Common (53,078,564 shares)                                                            1,758,738

Preferred stock of Subsidiary (Note 11)                                                      (339,061)

Common stock issued in connection
  with acquisitions (519,889 shares)                                                           17,176

Stock incentive program (495,131 shares)                                   (15,983)                 -

Other common stock issued
  (81,111 shares)                                                                               2,182

Amortization of stock incentive                                              9,463              9,463

Transfer out of limited partners' interest
  in the SPG Operating Partnership                                                           (308,922)

Distributions                                           (276,258)                            (276,258)
                                                      ----------         ---------         ----------
Subtotal                                                (539,566)          (19,750)         3,229,495
                                                      ----------         ---------         ----------
  Other Comprehensive Income:

Unrealized loss on long-term investment                                                        (2,294)

Net income                                               166,941                              166,941
                                                      ----------         ---------         ----------
  Total Comprehensive Income:                            166,941                --            164,647
                                                      ----------         ---------         ----------
Balance at December 31, 1998                          $ (372,625)        $ (19,750)        $3,394,142
                                                      ==========         =========         ==========

       The accompanying notes are an integral part of these statements.

Statements of Cash Flows
Simon Property Group, Inc. Consolidated

(Dollars in thousands)

                                                                      For the Year Ended December 31,
                                                                   -------------------------------------
                                                                       1998         1997        1996
                                                                   -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   166,941  $   137,237  $    85,255
  Adjustments to reconcile net income to net cash provided
   by operating activities--
    Depreciation and amortization                                      278,246      208,539      143,582
    Extraordinary items                                                 (7,146)         (58)       3,521
    Loss (gains) on sales of assets, net                                 7,283          (20)         (88)
    Limited partners' interest in Operating Partnership                 68,179       65,954       45,887
    Preferred dividends of Subsidiary                                    7,816           --           --
    Straight-line rent                                                  (9,334)      (9,769)      (3,502)
    Minority interest                                                    7,335        5,270        4,300
    Equity in income of unconsolidated entities                        (28,145)     (19,176)      (9,545)
  Changes in assets and liabilities--
    Tenant receivables and accrued revenue                             (13,438)     (23,284)      (6,422)
    Deferred costs and other assets                                     (7,289)     (30,203)     (12,756)
    Accounts payable, accrued expenses and other liabilities            76,915       36,417      (13,768)
                                                                   -----------  -----------  -----------
    Net cash provided by operating activities                          547,363      370,907      236,464
                                                                   -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                      (1,942,724)    (980,427)     (56,069)
  Capital expenditures                                                (345,619)    (305,178)    (195,833)
  Cash from DRC Merger, acquisitions and consolidation of
   joint ventures, net                                                  16,616       19,744       37,053
  Change in restricted cash                                              7,686       (2,443)       1,474
  Proceeds from sale of assets                                          46,087          599          399
  Investments in unconsolidated entities                               (55,523)     (47,204)     (62,096)
  Distributions from unconsolidated entities                           195,497      144,862       36,786
  Investments in and advances (to)/from Management Company             (21,569)     (18,357)      38,544
  Other investing activities                                                --      (55,400)          --
                                                                   -----------  -----------  -----------
    Net cash used in investing activities                           (2,099,549)  (1,243,804)    (199,742)
                                                                   -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common and preferred stock, net                92,570      344,438      201,704
  Minority interest distributions, net                                 (19,694)        (219)      (5,115)
  Preferred dividends of Subsidiary                                     (7,816)          --           --
  Preferred dividends and distributions to shareholders               (272,797)    (227,949)    (166,640)
  Distributions to limited partners                                   (136,551)    (122,442)     (90,763)
  Mortgage and other note proceeds, net of transaction costs         3,782,314    2,976,222    1,293,582
  Mortgage and other note principal payments                        (1,867,913)  (2,030,763)  (1,267,902)
  Other refinancing transaction                                             --      (21,000)          --
                                                                   -----------  -----------  -----------
    Net cash provided by (used in) financing activities              1,570,113      918,287      (35,134)
                                                                   -----------  -----------  -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                   17,927       45,390        1,588
CASH AND CASH EQUIVALENTS, beginning of period                         109,699       64,309       62,721
                                                                   -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, end of period                           $   127,626  $   109,699  $    64,309
                                                                   ===========  ===========  ===========

       The accompanying notes are an integral part of these statements.

Balance Sheets
SPG Realty Consultants, Inc. Consolidated


(Dollars in thousands, except per share amounts)
                                                                               December 31,      December 31,
                                                                                   1998              1997
                                                                               ------------      ------------
ASSETS:
     Investment properties, at cost                                                $ 33,689        $ 33,561
       Less--accumulated depreciation                                                12,359          11,043
                                                                                   --------        --------
                                                                                     21,330          22,518
     Cash and cash equivalents                                                        1,569           4,147
     Note receivable from SPG (Interest at 8%, due 2008)                             17,907              --
     Tenant receivables                                                                 783             478
     Investments in joint ventures, at equity                                         3,502          18,007
     Other (including $385 and $485 from related parties)                             1,510             913
                                                                                   --------        --------
                                                                                   $ 46,601        $ 46,063
                                                                                   ========        ========

LIABILITIES:
     Mortgages and other indebtedness                                              $    991        $  1,184
     Mortgage payable to SPG (Interest at 6%, due 2013)                              20,565          20,565
     Notes payable (Interest at 12%, due 2007)                                           --          15,069
     Other liabilities (including $289 and $655 to SPG/CPI)                           3,990           4,929
                                                                                   --------        --------
           Total liabilities                                                         25,546          41,747
                                                                                   --------        --------

COMMITMENTS AND CONTINGENCIES (Note 13)

LIMITED PARTNERS' INTEREST IN THE SRC OPERATING PARTNERSHIP                           5,988              --

SHAREHOLDERS' EQUITY:

     Common stock, $.0001 par value, 7,500,000 shares authorized, 1,667,750.31
       and 558,730.87 issued and outstanding, respectively                               --              --

     Capital in excess of par value                                                  29,861          13,620
     Accumulated deficit                                                            (14,794)         (9,304)
                                                                                   --------        --------
          Total shareholders' equity                                                 15,067           4,316
                                                                                   --------        --------
                                                                                   $ 46,601        $ 46,063
                                                                                   ========        ========

       The accompanying notes are an integral part of these statements.

Statements of Operations
SPG Realty Consultants, Inc. Consolidated

(In thousands, except per share amounts)

                                                                                        For the Year Ended December 31,
                                                                               ----------------------------------------------------
                                                                                1998                   1997                  1996
                                                                               -------                -------               -------
REVENUE:
  Minimum rent (including $1,525, $1,227 and $1,523 from SPG/CPI)              $ 3,010                $3,108                $ 3,461
  Tenant reimbursements (including $725, $679 and $745 from SPG/CPI)               916                   968                  1,202
  Management fee income (including $0, $1,710 and $4,627 from SPG/CPI)              --                 1,732                  4,638
  Other income (including $385, $0 and $0 from SPG/CPI)                            986                   406                    504
                                                                               -------                ------                -------
    Total revenue                                                                4,912                 6,214                  9,805
                                                                               -------                ------                -------

EXPENSES:
  Property operating (including $579, $550 and $545 to SPG/CPI)                  2,982                 3,051                  3,165
  Depreciation and amortization                                                  1,305                   889                    938
  Management fees (including $0, $1,400 and $2,640 to SPG/CPI)                      --                 1,576                  2,832
  Administrative and other (including $113, $150 and $1,368 to SPG/CPI)            513                   295                  1,540
  Merger-related costs                                                           4,093                    --                     --
  Write-down of land investment                                                     --                    --                  1,100
                                                                               -------                ------                -------
    Total operating expenses                                                     8,893                 5,811                  9,575
                                                                               -------                ------                -------

OPERATING INCOME                                                                (3,981)                  403                    230

INTEREST EXPENSE (including $1,234, $1,234 and $1,234 to SPG/CPI)                1,279                 1,365                  1,364
                                                                               -------                ------                -------
INCOME (LOSS) BEFORE GAIN ON SALE OF PARTNERSHIP INTERESTS                      (5,260)                 (962)                (1,134)

GAIN ON SALE OF PARTNERSHIP INTERESTS TO CPI                                        --                 1,259                     --
                                                                               -------                ------                -------
INCOME (LOSS) BEFORE UNCONSOLIDATED ENTITIES                                    (5,260)                  297                 (1,134)

INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES                                         767                 1,550                     (4)
                                                                               -------                ------                -------
INCOME (LOSS) BEFORE ALLOCATION TO LIMITED PARTNERS                             (4,493)                1,847                 (1,138)

LESS--LIMITED PARTNERS' INTEREST IN
  THE SRC OPERATING PARTNERSHIP                                                    128                    --                     --
                                                                               -------                ------                -------
INCOME (LOSS) BEFORE INCOME TAXES                                               (4,621)                1,847                 (1,138)

PROVISION (BENEFIT) FOR INCOME TAXES                                              (190)                  670                   (218)
                                                                               -------                ------                -------
NET INCOME (LOSS)                                                              $(4,431)               $1,177                $  (920)
                                                                               =======                ======                =======
NET INCOME (LOSS) DERIVED FROM:
  Pre-CPI Merger period (Note 3)                                               $(4,743)               $1,177                $  (920)
  Post-CPI Merger period (Note 3)                                                  312                    --                     --
                                                                               -------                ------                -------
                                                                               $(4,431)               $1,177                $  (920)
                                                                               =======                ======                =======
BASIC AND DILUTED NET INCOME (LOSS) PER
  COMMON SHARE:                                                                $ (5.17)               $ 2.07                $ (1.88)
                                                                               =======                ======                =======
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                              857                   569                    490
                                                                               =======                ======                =======

       The accompanying notes are an integral part of these statements.

Statements of Shareholders' Equity
SPG Realty Consultants, Inc. Consolidated

(Dollars in thousands)
                                                                                                                    Total
                                                    Common Stock       Capital in Excess      Accumulated        Sharehlders'
                                                     (Note 11)           of Par Value           Deficit             Equity
                                                    ------------       -----------------      -----------        ------------

Balance at December 31, 1995                        $         --       $    11,821            $    (7,501)       $     4,320

Common stock issued to the public                             --             3,295                                     3,295

Acquisition and retirement of Common stock                    --              (691)                                     (691)

Net income (loss)                                                                                    (920)              (920)

Distributions                                                                                        (965)              (965)
                                                    ------------       ------------           -----------        -----------
Balance at December 31, 1996                                  --            14,425                 (9,386)             5,039

Acquisition and retirement of Common stock                    --              (805)                                     (805)

Net income (loss)                                                                                   1,177              1,177

Distributions                                                                                      (1,095)            (1,095)
                                                    ------------       ------------           -----------        -----------
Balance at December 31, 1997                                  --            13,620                 (9,304)             4,316

Common stock issued (1,109,019.44 shares)                     --            14,102                                    14,102

Adjustment of limited partners' interest
 in the SRC Operating Partnership                                            2,139                                     2,139

Distributions                                                 --                --                 (1,059)            (1,059)
                                                    ------------       ------------           -----------        -----------
Subtotal                                                      --            29,861                (10,363)            19,498
                                                    ------------       ------------           -----------        -----------
 Other Comprehensive Income:

Net income (loss)                                                                                  (4,431)            (4,431)
                                                    ------------       ------------           -----------        -----------
 Total Comprehensive Income:                                  --                --                 (4,431)            (4,431)
                                                    ------------       ------------           -----------        -----------

Balance at December 31, 1998                        $         --       $    29,861            $   (14,794)       $    15,067
                                                    ============       ============           ===========        ===========

       The accompanying notes are an integral part of these statements.

Statements of Cash Flows

SPG Realty Consultants, Inc. Consolidated

(Dollars in thousands)

                                                                                    For the Year Ended December 31,
                                                                      -------------------------------------------------------------
                                                                             1998                1997                1996
                                                                          ---------           -----------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $ (4,431)           $     1,177          $  (920)
      Adjustments to reconcile net income (loss)  to net cash
       provided by operating activities--
         Depreciation and amortization                                       1,305                    889              938
         Gain on sale of assets, net                                            --                 (1,259)              --
         Limited partners' interest in SRC Operating Partnership               128                     --               --
         Straight-line rent                                                    (12)                    --               --
         Equity in income of unconsolidated entities                          (767)                (1,550)               4
  Changes in assets and liabilities--
         Write-down of land investment                                          --                     --            1,100
         Tenant receivables and other assets (including $100, $125
          and $(80) from related parties)                                     (293)                   334               21
         Other liabilities (including $(366), $305 and $(140) to SPG/CPI)   (1,526)                   902             (374)
                                                                          ---------           -----------          --------
         Net cash provided by (used in) operating activities                (5,596)                   493              769
                                                                          ---------           -----------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (128)                  (428)              --
   Net proceeds from sales of assets to CPI                                     --                  2,363               --
   Investments in unconsolidated entities                                   (3,921)               (16,732)            (165)
   Distributions from unconsolidated entities                               19,193                  1,827               15
   Note receivable from SPG                                                (17,907)                    --               --
                                                                          ---------           -----------          --------
         Net cash used in investing activities                              (2,763)               (12,970)            (150)
                                                                          ---------           -----------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net                                 14,102                     --            3,295
   Contributions from limited partners                                       8,000                     --               --
   Acquisition and retirement of common stock                                   --                   (805)            (691)
   Distributions to shareholders                                            (1,059)                (1,095)            (965)
   Mortgage and other note proceeds, net of transaction costs                3,485                 13,966               --
   Mortgage and other note principal payments                              (18,747)                  (239)            (220)
                                                                          ---------           -----------          --------
         Net cash provided by financing activities                           5,781                 11,827            1,419
                                                                          ---------           -----------          --------
CHANGE IN CASH AND CASH EQUIVALENTS                                         (2,578)                  (650)           2,038

CASH AND CASH EQUIVALENTS, beginning of period                               4,147                  4,797            2,759
                                                                          ---------           -----------          --------
CASH AND CASH EQUIVALENTS, end of period                                  $  1,569            $     4,147          $ 4,797
                                                                          =========           ===========          ========


       The accompanying notes are an integral part of these statements.

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

   (Dollars in thousands, except per share amounts and where indicated as in billions)


1. Organization

     Simon Property Group, Inc. ("SPG"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation ("SRC" and together with SPG, the "Companies").

     Simon Property Group, L.P. (the "SPG Operating Partnership"), formerly known as Simon DeBartolo Group, L.P. ("SDG, LP"), is the primary subsidiary of SPG. Units of ownership interest ("Units") in the SPG Operating Partnership are paired with a beneficial interest in 1/100th of a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC. The Companies together with the Operating Partnerships are hereafter referred to as "Simon Group".

     The Companies, primarily through the Operating Partnerships, are engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1998, Simon Group owned or held an interest in 242 income-producing properties, which consist of 153 regional malls, 77 community shopping centers, three specialty retail centers, six office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties"). Simon Group also owned interests in one regional mall, one value-oriented super-regional mall, one specialty center and three community centers currently under construction and twelve parcels of land held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). At December 31, 1998 and 1997, the Companies' direct and indirect ownership interests in the Operating Partnerships were 71.6% and 63.9%, respectively. The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 8 for a description of the activities of the Management Company.

     SRC engages primarily in the ownership, operation, acquisition and development of real estate properties either directly or through interests in joint ventures. SPG and SRC are parties to an agreement pursuant to which SRC may not engage in any activity that could be engaged in by SPG without jeopardizing its status as a REIT unless SPG shall have been given a right of first refusal to engage in such activity, and SPG may not refer to any person other than SRC any business opportunity that could not be engaged in by SPG without jeopardizing its status as a REIT unless SRC shall have been given the right of first refusal to take advantage of such opportunity.

     Simon Group is subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. Like most retail properties, Simon Group's regional malls and community shopping centers rely heavily upon anchor tenants. As of December 31, 1998, 314 of the approximately 875 anchor stores in the Properties were occupied by three retailers. An affiliate of one of these retailers is a limited partner in the Operating Partnerships.

2. Basis of Presentation

     The accompanying combined financial statements include SPG, SRC and their subsidiaries. All significant intercompany amounts have been eliminated. The combined financial statements reflect the CPI Merger (see Note 3) as of the close of business on September 24, 1998. Operating results prior to the completion of the CPI Merger represent the operating results of Simon DeBartolo Group, Inc. and its subsidiaries ("SDG"), the predecessor to SPG for financial reporting purposes. Accordingly, the term Simon Group, prior to the CPI Merger, refers to SDG and the SPG Operating Partnership.

     The accompanying consolidated financial statements for SPG include the accounts of SPG and its subsidiaries. All significant intercompany amounts have been eliminated. The financial statements reflect the CPI Merger as of the close of business on September 24, 1998. Operating results prior to the CPI Merger represent the operating results of SDG.

     The accompanying consolidated financial statements of SRC include the accounts of its newly formed subsidiary, the SRC Operating Partnership. Because the cash contributed to SRC and the SRC Operating Partnership in exchange for shares of common stock and Units, in connection with the CPI Merger, represented equity transactions, SRC, unlike CPI (see Note 3), is not subject to purchase accounting treatment. The separate statements of SRC include the historical results of Corporate Realty Consultants, Inc. ("CRC"), the predecessor to SRC, for all periods presented.

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from these estimates.

     Properties which are wholly-owned ("Wholly-Owned Properties") or owned less than 100% and are controlled by Simon Group ("Minority Interest Properties") are accounted for using the consolidated method of accounting. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. The deficit minority interest balance in the accompanying balance sheets represents outside partners' interests in the net equity of certain Properties. Deficit minority interests were recorded when a partnership agreement provided for the settlement of deficit capital accounts before distributing the proceeds from the sale of partnership assets and/or from the intent (legal or otherwise) and ability of the partner to fund additional capital contributions. Investments in partnerships and joint ventures which represent noncontrolling 14.7% to 85.0% direct and indirect ownership interests ("Joint Venture Properties") and the investment in the Management Company (see
Note 8) are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

     Net operating results of the Operating Partnerships are allocated after preferred distributions (see Note 11), based on their respective partners' ownership interests. The Companies' weighted average direct and indirect ownership interest in the Operating Partnerships during 1998, 1997 and 1996 were 66.2%, 62.1% and 61.2%, respectively. At December 31, 1998 and 1997, the Companies' direct and indirect ownership interest was 71.6% and 63.9%, respectively.

3. CPI Merger

     For financial reporting purposes, as of the close of business on September 24, 1998, the CPI Merger was consummated pursuant to the Agreement and Plan of Merger dated February 18, 1998, among Simon DeBartolo Group, Inc., Corporate Property Investors, Inc. ("CPI"), and Corporate Realty Consultants, Inc.

     Pursuant to the terms of the CPI Merger, SPG Merger Sub, Inc., a substantially wholly-owned subsidiary of CPI, merged with and into SDG with SDG continuing as the surviving company. SDG became a majority-owned subsidiary of CPI. The outstanding shares of common stock of SDG were exchanged for a like number of shares of CPI. Beneficial interests in CRC were acquired for $14,000 in order to pair the common stock of CPI with 1/100th of a share of common stock of CRC, the paired share affiliate.

     Immediately prior to the consummation of the CPI Merger, the holders of CPI common stock were paid a merger dividend consisting of (i) $90 in cash, (ii)
1.0818 additional shares of CPI common stock and (iii) 0.19 shares of 6.50% Series B convertible preferred stock of CPI per share of CPI common stock. Immediately prior to the CPI Merger, there were 25,496,476 shares of CPI common stock outstanding. The aggregate value associated with the completion of the CPI Merger was approximately $5.9 billion including transaction costs and liabilities assumed.

     To finance the cash portion of the CPI Merger consideration, $1.4 billion was borrowed under a new senior unsecured medium term bridge loan, which bears interest at a base rate of LIBOR plus 65 basis points and matures in three mandatory amortization payments (on June 22, 1999, March 24, 2000 and September 24, 2000). An additional $237,000 was also borrowed under the SPG Operating Partnership's existing $1.25 billion credit facility (the "Credit Facility"). In connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc." CPI's paired share affiliate, Corporate Realty Consultants, Inc., was renamed "SPG Realty Consultants, Inc." In addition SDG and SDG, LP were renamed "SPG Properties, Inc.", and "Simon Property Group, L.P.", respectively.

     Upon completion of the CPI Merger, SPG transferred substantially all of the CPI assets acquired, which consisted primarily of 23 regional malls, one community center, two office buildings and one regional mall under construction (other than one regional mall, Ocean County Mall, and certain net leased properties valued at approximately $153,100) and liabilities assumed (except that SPG remains a co-obligor with respect to the Merger Facility (see Note 9)) of approximately $2.3 billion to SPG Operating Partnership or one or more subsidiaries of the SPG Operating Partnership in exchange for 47,790,550 limited partnership interests and 5,053,580 preferred partnership interests in SPG Operating Partnership. The preferred partnership interests carry the same rights and equal the number of preferred shares issued and outstanding as a direct result of the CPI Merger. Likewise, the net assets of SRC, with a carrying value of approximately $14,755, were transferred to the SRC Operating Partnership in exchange for partnership interests.

     The Companies accounted for the merger between SDG and the CPI merger subsidiary as a reverse purchase in accordance with Accounting Principles Board Opinion No. 16. Although paired shares of the former CPI and CRC were issued to SDG common stock holders and SDG became a substantially wholly owned subsidiary of CPI following the CPI Merger, CPI is considered the business acquired for accounting purposes. SDG is considered the acquiring company because the SDG common stockholders hold a majority of the common stock of SPG, post-merger. The value of the consideration paid by SDG has been allocated to the estimated fair value of the CPI assets acquired and liabilities assumed which resulted in goodwill of $58,134, as adjusted. Goodwill is being amortized over the estimated life of the properties of 35 years. Purchase accounting will be finalized when SPG completes and implements its combined operating plan, which is expected to occur by the third quarter of 1999.

     SDG, LP contributed $14,000 cash to CRC and $8,000 cash to the SRC Operating Partnership on behalf of the SDG common stockholders and the limited partners of SDG, LP to obtain the beneficial interests in common stock of CRC, which were paired with the shares of common stock issued by SPG, and to obtain Units in the SRC Operating Partnership so that the limited partners of the SDG Operating Partnership would hold the same proportionate interest in the SRC Operating Partnership that they hold in the SDG Operating Partnership. The cash contributed to CRC and the SRC Operating Partnership in exchange for an ownership interest therein have been appropriately accounted for as capital infusion or equity transactions. The assets and liabilities of CRC have been reflected at historical cost. Adjusting said assets and liabilities to fair value would only have been appropriate if the SDG stockholders' beneficial interests in CRC exceeded 80%.

4. The DRC Merger and Other Real Estate Acquisitions, Disposals and Developments

          The DRC Merger

     On August 9, 1996, SPG acquired the national shopping center business of DeBartolo Realty Corporation and subsidiaries ("DRC") for an aggregate value of $3.0 billion (the "DRC Merger"). The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the DRC Merger, SPG acquired all the outstanding common stock of DRC (55,712,529 shares), at an exchange ratio of 0.68 shares of SPG's common stock for each share of DRC common stock. A total of 37,873,965 shares of SPG's common stock was issued by SPG, to the DRC shareholders. DRC and the acquisition subsidiary merged. DRC became a 99.9% subsidiary of SPG and changed its name to SD Property Group, Inc. The purchase price was allocated to the fair value of the assets and liabilities using the purchase method of accounting.

          Acquisitions and Disposals

     On January 26, 1998, Simon Group acquired Cordova Mall in Pensacola, Florida for approximately $87,300, including the assumption of a $28,935 mortgage, which was later retired, and the issuance of 1,713,016 Units, valued at approximately $55,500. This 874,000 square-foot regional mall is wholly-owned by Simon Group.

     Effective May 5, 1998, in a series of transactions, Simon Group acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG's common stock, valued at approximately $17,176.

     Effective June 30, 1998, Simon Group sold Southtown Mall for $3,250 and recorded a $7,219 loss on the transaction.

     On December 7, 1998, a joint venture partnership, in which Simon Group owns a controlling 90% interest, purchased The Arboretum, a 209,000 square-foot community center in Austin, Texas. Concurrent with the acquisition, the joint venture obtained a $34,000 mortgage on the Property bearing interest at LIBOR plus 1.5%. Simon Group's share of the $45,000 purchase price was $40,500, which was funded primarily with the net proceeds of the mortgage, with the remainder being funded from working capital.

     On September 29, 1997, Simon Group completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"), a private REIT. RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states (the "SCA Properties"). During 1997, Simon Group exchanged its 50% interests in two SCA Properties to a third party for the remaining 50% interests in two other SCA Properties, acquired the remaining 50% ownership interest in another of the SCA Properties and acquired the remaining 1.2% interest in SCA. During 1998, Simon Group sold the community center and a regional mall for $9,550 and $33,500, respectively. These Property sales were accounted for as an adjustment to the allocation of the purchase price. At the completion of these transactions (the "SCA Acquisition"), Simon Group owns 100% of eight of the nine SCA Properties, and a noncontrolling 50% ownership interest in the remaining Property. The total cost for the acquisition of SCA and related transactions of approximately $1,300,000 includes shares of common stock of SPG valued at approximately $50,000, Units in the SPG Operating Partnership valued at approximately $25,300, the assumption of $398,500 of consolidated indebtedness and Simon Group's pro rata share of joint venture indebtedness of $76,750, with the remainder comprising primarily of cash financed using Simon Group's Credit Facility. On September 15, 1998, RPT transferred its ownership interest in SCA to the SPG Operating Partnership in exchange for 27,195,109 Units in the SPG Operating Partnership.

     Also in 1997, Simon Group acquired a 100% ownership interest in the Fashion Mall at Keystone at the Crossing, along with an adjacent community center; the remaining 30% ownership interest in Virginia Center Commons; a noncontrolling 50% ownership of Dadeland Mall; and an additional noncontrolling 48% ownership interest of West Town Mall, increasing its total ownership interest to 50%. Simon Group paid an aggregate purchase price of approximately $322,000 for these acquisitions, which included Units in the SPG Operating Partnership valued at $1,100, common stock of SPG valued at approximately $20,000 and the assumption of $64,772 of mortgage indebtedness, with the remainder paid in cash primarily using proceeds from the Credit Facility, sales of equity securities and working capital.

     In 1996, Simon Group acquired the remaining 50% ownership interest in two regional malls for 472,410 Units in the SPG Operating Partnership, the assumption of $57,000 of mortgage indebtedness and $56,100 in cash, primarily using proceeds from the Credit Facility and working capital.

     See also Note 7 for Joint Venture Property acquisition and disposal activity.

          Development Activity

     Development activities are an ongoing part of Simon Group's strategy to gain a competitive advantage in the retail real estate business. During 1998, 1997 and 1996, Simon Group invested approximately $102,000, $230,000 and $169,000, respectively on new consolidated and unconsolidated joint venture development projects adding approximately 577,000; 3,600,000; and 3,160,000 square feet of GLA to its portfolio. In addition, The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA opened in January of 1999 in South Miami, Florida. Construction also continues on several other projects at an aggregate construction cost of approximately $620,000, of which approximately $347,000 is Simon Group's share. These developments are funded primarily with borrowings from the Credit Facility, construction loans and working capital.

     In addition, Simon Group strives to increase profitability and market share of the existing Properties through the completion of strategic renovations and expansions. During 1998, 1997 and 1996, Simon Group invested approximately $337,000, $229,000 and $93,000, respectively on renovation and expansion of the Properties. These projects were also funded primarily with borrowings from the Credit Facility, construction loans and working capital.

          Pro Forma

     The following unaudited pro forma summary financial information excludes any extraordinary items and combines the consolidated results of operations of SPG and SRC as if the CPI Merger and the SCA Acquisition had occurred as of January 1, 1997, and were carried forward through December 31, 1998. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the CPI Merger and the SCA Acquisition had been consummated at January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                                                              Year Ended December 31,
                                                                                     ----------------------------------------
                                                                                             1998                  1997
                                                                                     ------------------    ------------------
Revenue                                                                                    $  1,715,693          $  1,588,168
                                                                                     ==================    ==================
Net income before allocation to Limited Partners (1)                                            272,025               308,513
                                                                                     ==================    ==================
Net income available to holders of common stock                                                 144,598               167,477
                                                                                     ==================    ==================
Net income per paired share(1)                                                             $       0.87          $       1.08
                                                                                     ==================    ==================
Net income per paired share - assuming dilution                                            $       0.87          $       1.08
                                                                                     ==================    ==================
Weighted average number of equivalent paired shares of common stock outstanding             165,349,561           154,432,287
                                                                                     ==================    ==================
Weighted average number of equivalent paired shares of common stock outstanding
 - assuming dilution                                                                        165,706,710           154,800,733
                                                                                     ==================    ==================


  (1) Includes net gains on the sales of assets in 1998 and 1997 of $37,973 and $123,689, respectively, or $0.17 and $0.57 on a basic earnings per share basis, respectively.

5. Summary of Significant Accounting Policies

          Investment Properties

     Investment Properties are recorded at cost (predecessor cost for Properties acquired from Melvin Simon, Herbert Simon and certain of their affiliates (the "Simons")). Investment Properties for financial reporting purposes are reviewed for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying value of investment Properties may not be recoverable. Impairment of investment Properties is recognized when estimated undiscounted operating income is less than the carrying value of the Property. To the extent an impairment has occurred, the excess of carrying value of the Property over its estimated fair value will be charged to income.

     Investment Properties include costs of acquisitions, development and predevelopment, construction, tenant allowances and improvements, interest and real estate taxes incurred during construction, certain capitalized improvements and replacements, and certain allocated overhead. Depreciation on buildings and improvements is provided utilizing the straight-line method over an estimated original useful life, which is generally 35 years or the term of the applicable tenant's lease in the case of tenant inducements. Depreciation on tenant allowances and improvements is provided utilizing the straight-line method over the term of the related lease.

     Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.

          Capitalized Interest

     Interest is capitalized on projects during periods of construction. Interest capitalized during 1998, 1997 and 1996 was $10,567, $11,589 and $5,831, respectively.

          Segment Disclosure

     Simon Group is engaged in the business of owning, operating, managing, leasing, expanding and developing retail real estate properties. Although Simon Group's regional mall portfolio and office and mixed-use Properties are looked at internally on a divisional basis, the chief executive officer makes resource allocation and other operating decisions based on an evaluation of the entire portfolio. Simon Group's interests in its community centers and other assets have been aggregated with the regional malls as they have similar economic and environmental conditions, business processes, types of customers (i.e. tenants) and services provided. Further, the community centers, offices and other assets each represent less than 10% and in total represent less than 15% of Simon Group's total assets, revenues and earnings before interest, taxes, depreciation and amortization.

          Other Investment

     Investments in securities classified as available for sale are reflected at market value with the changes in market value reflected in shareholders' equity.

          Deferred Costs

     Deferred costs consist primarily of financing fees incurred to obtain long-term financing, costs of interest rate protection agreements, and internal and external leasing commissions and related costs. Deferred financing costs, including interest rate protection agreements, are amortized on a straight-line basis over the terms of the respective loans or agreements. Deferred leasing costs are amortized on a straight-line basis over the terms of the related leases. Deferred costs consist of the following:

                                                                               December 31,
                                                                  -------------------------------------
                                                                         1998                 1997
                                                                  ----------------     ----------------

Deferred financing costs                                                  $101,215             $ 72,348

Leasing costs and other                                                    142,478              121,060
                                                                  ----------------     ----------------

                                                                           243,693              193,408
Less-accumulated amortization                                              116,239               87,666
                                                                  ----------------     ----------------

       Deferred costs, net                                                $127,454             $105,742
                                                                  ================     ================

     Interest expense in the accompanying Consolidated Statements of Operations includes amortization of deferred financing costs of $11,835, $8,338 and $8,434, for 1998, 1997 and 1996, respectively, and has been reduced by amortization of debt premiums and discounts of $1,465, $699 and $632 for 1998, 1997 and 1996, respectively.

          Revenue Recognition

     Simon Group, as a lessor, has retained substantially all of the risks and benefits of ownership of the investment Properties and accounts for its leases as operating leases. Minimum rents are accrued on a straight-line basis over the terms of their respective leases. Certain tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. Overage rents are recognized as revenues based on reported and estimated sales for each tenant through December 31, less the applicable base sales amount. Differences between estimated and actual amounts are recognized in the subsequent year.

     Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred.

          Allowance for Credit Losses

     A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses during 1998, 1997 and 1996 was as follows:

                                      Balance at        Provision for         Accounts            Balance at
                                     Beginning of          Credit             Written               End of
Year Ended                               Year              Losses               Off                  Year
                                   ---------------    ----------------     --------------       --------------

December 31, l998                          $13,804              $6,614            $(5,927)             $14,491
                                   ===============    ================     ==============       ==============

December 31, l997                          $ 7,918              $5,992            $  (106)             $13,804
                                   ===============    ================     ==============       ==============

December 31, l996                          $ 5,485              $3,460            $(1,027)             $ 7,918
                                   ===============    ================     ==============       ==============

          Income Taxes

     SPG. SPG and certain of its subsidiaries are taxed as REITs under Sections 856 through 860 of the Code and applicable Treasury regulations relating to REIT qualification. In order to maintain their qualification as REITs, these entities are required to distribute at least 95% of their taxable income to shareholders and meet certain other asset and income tests as well as other requirements. It is the intention of management to continue to adhere to these requirements and maintain the REIT status. As REITs, these entities will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes for the REITs has been included in the accompanying financial statements. If any of these entities fail to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate tax rates. State income taxes were not significant in any of the periods presented.

     SRC. SRC is subject to income taxes. The provision for income taxes reflected in the separate financial statements of SRC was ($190), $670 and ($218) for 1998, 1997 and 1996, respectively. During 1998, SRC generated operating losses for which a valuation allowance was provided. The deferred tax liability of $3,374 and $3,564 as of December 31, 1998 and 1997, respectively, consisted primarily of asset basis differences for book and tax purposes. The deferred tax liability is accounted for using the liability method of accounting and is included in other liabilities in the accompanying Balance Sheets.

          Per Share Data

     Effective January 1, 1998, Simon Group retroactively adopted SFAS No. 128 (Earnings Per Share). Accordingly, basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. The weighted average number of shares used in the computation for 1998, 1997 and 1996 was 126,522,228; 99,920,280; and 73,585,602, respectively. The diluted weighted average number of equivalent shares used in the computation for 1998, 1997 and 1996 was 126,879,377; 100,304,344 and 73,721,134, respectively.

     Combined basic and diluted earnings per share is presented in the financial statements based upon the weighted average number of paired shares outstanding of the Companies, giving effect to the CPI Merger as of the close of business on September 24, 1998. Management believes this presentation provides the shareholders with the most meaningful presentation of earnings for a single interest in the combined entities.

     Both series of convertible preferred stock issued and outstanding during the comparative periods did not have a dilutive effect on earnings per share. Paired Units held by limited partners in the Operating Partnerships may be exchanged for paired shares of common stock of the Companies, on a one-for-one basis in certain circumstances. If exchanged, the paired Units would not have a dilutive effect. The increase in weighted average shares outstanding under the diluted method over the basic method in every period presented for the Companies is due entirely to the effect of outstanding stock options, including 304,210 additional options issued in connection with the CPI Merger. Basic earnings and diluted earnings were the same for all periods presented.

     It is the Companies' policy to accrue distributions when they are declared. SPG declared distributions in 1998 and 1997 aggregating $2.02 and $2.01 per share, respectively. The current combined annual distribution rate is $2.02 per share. The following is a summary of distributions per paired share declared in 1998 and 1997, which represented a return of capital measured using generally accepted accounting principles:

                                            For the Year Ended December 31,
                                            -------------------------------
   Distributions per share:                       1998          1997
   --------------------------------------        -----         -----
   From book net income                          $1.06         $1.08
   Representing return of capital                 0.96          0.93
                                                 -----         -----
        Total distributions                      $2.02         $2.01
                                                 =====         =====

     On a federal income tax basis, 1% of SPG's 1998 distribution represented a capital gain and 48% represented a return of capital. In 1997, none of the distributions represented a capital gain and 35% represented a return of capital.

          Statements of Cash Flows

     For purposes of the Statements of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and Dutch auction securities. Cash and cash equivalents do not include restricted cash of $867 and $8,553 as of December 31, 1998 and 1997, respectively, to fund certain future capital expenditures.

     Cash paid for interest, net of any amounts capitalized, during 1998, 1997 and 1996 was $397,560; $270,912; and $191,965, respectively.

          Noncash Transactions

     Accrued and unpaid distributions were $3,428 at December 31, 1998 and represented distributions payable on SPG's 6.5% Series A Convertible Preferred Stock, which are paid semiannually on March 31 and September 30 of each year. Please refer to Notes 3, 4, 7 and 11 for additional discussion of noncash transactions.

          Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

6. Investment Properties

     Investment properties consist of the following:

                                                           December 31,
                                                   ----------------------------
                                                      1998              1997
                                                   -----------       ----------
     Land                                          $ 2,094,881       $1,253,953
     Buildings and improvements                      9,695,842        5,560,112
                                                   -----------       ----------

     Total land, buildings and improvements         11,790,723        6,814,065

     Furniture, fixtures and equipment                  59,291           53,289
                                                   -----------       ----------

     Investment properties at cost                  11,850,014        6,867,354
     Less--accumulated depreciation                    722,371          461,792
                                                   -----------       ----------
     Investment properties at cost, net            $11,127,643       $6,405,562
                                                   ===========       ==========

     Investment properties includes $184,875 and $158,609 of construction in progress at December 31, 1998 and 1997, respectively.

7. Investment in Partnerships and Joint Ventures

          Joint Venture Property Acquisitions and Dispositions

     On February 27, 1998, Simon Group, in a joint venture partnership with The Macerich Company ("Macerich"), acquired a portfolio of twelve regional malls and two community centers (the "IBM Properties") comprising approximately 10.7 million square feet of GLA at a purchase price of $974,500, including the assumption of $485,000 of indebtedness. Simon Group and Macerich, as noncontrolling 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls and one community center. Simon Group funded its share of the cash portion of the purchase price using borrowings from an interim $300,000 unsecured revolving credit facility, which was subsequently retired using borrowings from the Credit Facility.

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

     In August 1998, Simon Group admitted an additional partner into the partnership which owns The Shops at Sunset Place for $35,200, which was distributed to Simon Group. Simon Group now holds a 37.5% noncontrolling interest in this Property, which opened in January 1999. Simon Group applied the distribution against its investment in the Property.

          Joint Venture Property Summary Financial Information

     Summary financial information of partnerships and joint ventures accounted for using the equity method and a summary of Simon Group's investment in and share of income from such partnerships and joint ventures follows.

                                                                                      December 31,
                                                                        ---------------------------------------
BALANCE SHEETS                                                                 1998                  1997
                                                                        -----------------     -----------------
Assets:
Investment properties at cost, net                                             $4,290,795            $2,734,686
Cash and cash equivalents                                                         173,778               101,582
Tenant receivables                                                                140,579                87,008
Other assets                                                                      103,481                71,873
                                                                        -----------------     -----------------
          Total assets                                                         $4,708,633            $2,995,149
                                                                        =================     =================

Liabilities and Partners' Equity:
Mortgages and other notes payable                                              $2,861,589            $1,888,512
Accounts payable, accrued expenses and other liabilities                          227,677               212,543
                                                                        -----------------     -----------------
          Total liabilities                                                     3,089,266             2,101,055
  Partners' equity                                                              1,619,367               894,094
                                                                        -----------------     -----------------
          Total liabilities and partners' equity                               $4,708,633            $2,995,149
                                                                        =================     =================

Simon Group's Share of:
Total assets                                                                   $1,910,021            $1,009,691
                                                                        =================     =================
Partners' equity                                                               $  568,998            $  227,458
Add: Excess Investment                                                            708,616               364,119
                                                                        -----------------     -----------------
Simon Group's net Investment in Joint Ventures                                 $1,277,614            $  591,577
                                                                        =================     =================

                                                                          For the Year Ended December 31,
                                                            ---------------------------------------------------------
STATEMENTS OF OPERATIONS                                           1998                 1997                 1996
                                                            ---------------      ---------------      ---------------
Revenue:
  Minimum rent                                                     $442,530             $256,100             $144,166
  Overage rent                                                       18,465               10,510                7,872
  Tenant reimbursements                                             204,936              120,380               73,492
  Other income                                                       31,045               19,364               11,178
                                                            ---------------      ---------------      ---------------
          Total revenue                                             696,976              406,354              236,708

Operating Expenses:
  Operating expenses and other                                      245,927              144,256               88,678
  Depreciation and amortization                                     129,681               85,423               50,328
                                                            ---------------      ---------------      ---------------
          Total operating expenses                                  375,608              229,679              139,006
                                                            ---------------      ---------------      ---------------

Operating Income                                                    321,368              176,675               97,702
Interest Expense                                                    176,669               96,675               48,918
Extraordinary Items--Debt Extinguishments                           (11,058)              (1,925)              (1,314)
                                                            ---------------      ---------------      ---------------
Net Income                                                         $133,641             $ 78,075             $ 47,470
                                                            ===============      ===============      ===============
Third-Party Investors' Share of Net Income                           88,314               55,507               38,283
                                                            ---------------      ---------------      ---------------
Simon Group's Share of Net Income                                  $ 45,327             $ 22,568             $  9,187
Amortization of Excess Investment                                    22,625               13,878                5,127
                                                            ---------------      ---------------      ---------------
Income from Unconsolidated Entities                                $ 22,702             $  8,690             $  4,060
                                                            ===============      ===============      ===============

     As of December 31, 1998 and 1997, the unamortized excess of Simon Group's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $708,616 and $364,119, respectively. This Excess Investment, which resulted primarily from the CPI Merger and the DRC Merger, is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the years ended December 31, 1998, 1997 and 1996 was $22,625, $13,878 and $5,127, respectively.

     The net income or net loss for each Joint Venture Property is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interests held by each general or limited partner or joint venturer, primarily due to partner preferences.

     At December 31, 1998, SRC's investment in unconsolidated joint ventures, which is included in the summary financial information above, consists of (1) a 50% noncontrolling interest in Mill Creek Land, LLC ("Mill Creek"), with an additional 15% preferential return, which was formed to purchase the land which Mall of Georgia is being built upon and (2) a 25% limited partner interest in Cambridge Hotel Associates, a partnership which provides management and advisory services to the Cambridge Hotel in Cambridge, Massachusetts. Included in total assets, total revenue and net income above is $5,367, $481 and $481, respectively, related to these SRC joint ventures investments.

8. Investment in Management Company

     Simon Group holds 80% of the outstanding common stock, 5% of the outstanding voting common stock, and all of the 8% cumulative preferred stock of the Management Company. The remaining 20% of the outstanding common stock of the Management Company (representing 95% of the voting common stock) is owned directly by Melvin Simon, Herbert Simon and David Simon. Because Simon Group exercises significant influence over the financial and operating policies of the Management Company, it is reflected in the accompanying statements using the equity method of accounting. The Management Company, including its consolidated subsidiaries, provides management, leasing, development, project management, accounting, legal, marketing and management information systems services and property damage and general liability insurance coverage to certain Portfolio Properties. These services, excluding insurance coverage, are also provided to Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties for a fee. Simon Group incurred costs of $145,655, $85,229 and $30,949 on consolidated Properties, related to services provided by the Management Company and its affiliates in 1998, 1997 and 1996, respectively. Fees for services provided by the Management Company to MSA were $3,301, $3,073 and $4,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The SPG Operating Partnership manages substantially all Wholly-Owned Properties and 26 Properties owned as joint venture interests, and, accordingly, it reimburses a subsidiary of the Management Company for costs incurred relating to such Properties, including management, leasing, development, accounting, legal, marketing, and management information systems. Substantially all employees of Simon Group (other than direct field personnel) are employed by such Management Company subsidiary. The Management Company records costs net of amounts reimbursed by the SPG Operating Partnership. Common costs are allocated based on payroll and related costs using assumptions that management believes are reasonable. The SPG Operating Partnership's share of allocated common costs was $42,546, $35,341 and $29,262 for 1998, 1997 and 1996, respectively.

     At December 31, 1998 and 1997, total notes receivable and advances due from the Management Company and its consolidated affiliates were $115,378 and $93,809, respectively. Unpaid interest income receivable from the Management Company at December 31, 1998 and 1997, was $722 and $485, respectively. Accrued and unpaid preferred dividends due from the Management Company at December 31, 1998 and 1997 were $117 and $0, respectively. Amounts payable by the SPG Operating Partnership under the cost-sharing arrangement and management contracts were $4,968 and $1,725 at December 31, 1998 and 1997, respectively, and are reflected in accounts payable and accrued expenses in SPG's accompanying Consolidated Balance Sheets.

     Summarized consolidated financial information of the Management Company and a summary of Simon Group's investment in and share of income from the Management Company follows.

                                                                                    December 31,
                                                                              ------------------------
BALANCE SHEET DATA:                                                             1998            1997
                                                                              --------        --------
Total assets                                                                  $198,952        $137,750
Notes payable to Simon Group at 11%, due 2008, and advances                    115,378          93,809
Shareholders' equity                                                             7,279             482

Simon Group's Share of:
  Total assets                                                                $184,273        $128,596
                                                                              ========        ========
  Shareholders' equity                                                        $ 10,037        $  3,192
                                                                              ========        ========

                                                                     For the Year Ended December 31,
                                                                 ----------------------------------------
OPERATING DATA:                                                    1998             1997            1996
                                                                 --------         -------         -------
Total revenue                                                    $100,349         $85,542         $78,665
Operating Income                                                    8,067          13,766           9,073
Net Income Available for  Common Shareholders                    $  6,667         $12,366         $ 7,673
                                                                 ========================================
Simon Group's Share of Net Income after intercompany profit
 elimination                                                     $  5,852         $10,486         $ 5,485
                                                                 ========================================

9. Indebtedness

     Simon Group's mortgages and other notes payable consist of the following:

                                                                                                December 31,
                                                                                         --------------------------
                                                                                            1998            1997
                                                                                         ----------      ----------
Fixed-Rate Debt
---------------

Mortgages and other notes, including $1,917 and $888 net premiums, respectively          $2,291,893      $2,006,552

Unsecured public notes, including $7,278 net premium and $4,453 net discount,
 respectively                                                                             2,617,277         905,547

Mandatory Par Put Remarketed Securities, including $5,273 premium                           205,273              --

Medium-term notes, net of $714 and $771 discounts, respectively                             279,286         279,229

Commercial mortgage pass-through certificates                                               175,000         175,000

6 3/4% Putable Asset Trust Securities, including $1,111 and $1,297 premiums,
 respectively                                                                               101,111         101,297
                                                                                         ----------      ----------
Total fixed-rate debt                                                                     5,669,840       3,467,625

Variable-Rate Debt
------------------

Mortgages and other notes, including $1,275 and $696 premium, respectively               $  352,532      $  451,820

Credit Facility                                                                             368,000         952,000

Merger Facility                                                                           1,400,000              --

Unsecured term loans                                                                        133,000         133,000

Commercial mortgage pass-through certificates                                                50,000          50,000

Construction loan                                                                                --          23,545
                                                                                         ----------      ----------
Total variable-rate debt                                                                  2,303,532       1,610,365
                                                                                         ----------      ----------
Total mortgages and other notes payable, net                                             $7,973,372      $5,077,990
                                                                                         ==========      ==========

          Fixed-Rate Debt

     Mortgages and Other Notes. The fixed-rate mortgage loans bear interest ranging from 6.57% to 10.00% (weighted average of 7.55% at December 31, 1998), require monthly payments of principal and/or interest and have various due dates through 2027 (average maturity of 5.9 years). Certain of the Properties are pledged as collateral to secure the related mortgage note. The fixed and variable mortgage notes are nonrecourse and certain ones have partial guarantees by affiliates of approximately $706,042. Certain of the Properties are cross-defaulted and cross-collateralized as part of a group of properties. Under certain of the cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. Certain of the Properties are subject to financial performance covenants relating to debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values.

     Unsecured Notes and Mandatory Par Put Remarketed Securities. In connection with the CPI Merger, RPT, a REIT and the 99.999% owned subsidiary of the SPG Operating Partnership, took title to substantially all of the CPI assets and assumed $825,000 of unsecured notes (the "CPI Notes"), as described in Note 3. The CPI Notes are structurally senior in right of payment to holders of other Simon Group unsecured notes to the extent of the assets and related cash flow of RPT only, with over 99.999% of the excess cash flow plus any capital event transactions available for the other Simon Group unsecured notes. The CPI Notes pay interest semiannually at rates ranging from 7.05% to 9.00% (weighted average of 8.03%), and have various due dates through 2016 (average maturity of 9.1 years). The CPI Notes contain leverage ratios, annual real property appraisal requirements, debt service coverage ratios and minimum net worth ratios.

     The CPI Notes together with existing Simon Group nonconvertible investment-grade unsecured debt securities aggregate $2,617,277 (the "Notes"). In addition, Simon Group has outstanding $205,273 of 7.00% Mandatory Par Put Remarketed Securities ("MOPPRS") at December 31, 1998. The Notes pay interest semiannually at rates ranging from 6.63% to 9.0% (weighted average of 7.25%), and have various due dates through 2018 (average maturity of 8.3 years). The MOPPRS are due June 15, 2028, and are subject to redemption on June 16, 2008. The premium received relating to the MOPPRS of approximately $5,302 is being amortized over the life of the debt securities. The MOPPRS and certain of the Notes are guaranteed by the SPG Operating Partnership and contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios.

     Additionally, on February 4, 1999, the SPG Operating Partnership completed the sale of another $600,000 of senior unsecured notes. These notes include two $300,000 tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594,000 to retire the $450,000 initial tranche of the Merger Facility and to pay $142,000 on the outstanding balance of the Credit Facility.

     Medium-Term Notes. On May 15, 1997, Simon Group established a Medium-Term Note ("MTN") program. On June 24, 1997, Simon Group completed the sale of $100,000 of notes under the MTN program, which bear interest at 7.125% and have a stated maturity of June 24, 2005. On September 10, 1997, Simon Group issued the remaining $180,000 principal amount of notes under its MTN program. These notes mature on September 20, 2007 and bear interest at 7.125% per annum. The net proceeds from each of these sales were used primarily to pay down the Credit Facility.

     Commercial Mortgage Pass-Through Certificates. Simon Group has outstanding a series of six classes of commercial mortgage pass-through certificates cross-collateralized by seven Properties, which matures on December 19, 2004. Five of the six classes totaling $175,000 bear fixed interest rates ranging from 6.716% to 8.233%, with the remaining $50,000 class bearing interest at LIBOR plus 0.365%.

     6 3/4% Putable Asset Trust Securities (PATS). The PATS, issued December 1996, pay interest semiannually at 6.75% and mature in 2003. These notes contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios. The net discount relating to the PATS is being amortized over their remaining life.

          Variable-Rate Debt

     Mortgages and Other Notes. The variable-rate mortgage loans and other notes bear interest ranging from 5.61% to 7.74% (weighted average of 6.39% at December 31, 1998) and are due at various dates through 2004 (average maturity of 3.3 years). Certain of the Properties are subject to collateral, cross-default and cross-collateral agreements, participation agreements or other covenants relating to debt-to-market capitalization, minimum EBITDA ratios and minimum equity values.

     Credit Facility. The Credit Facility is a $1,250,000 unsecured revolving credit facility which initially matures in September of 1999, with a one-year extension available at Simon Group's option. The Credit Facility bears interest at LIBOR plus 65 basis points, with an additional 15 basis point facility fee on the entire $1,250,000. The maximum and average amounts outstanding during 1998 under the Credit Facility were $992,000 and $583,668, respectively. The Credit Facility is primarily used for funding acquisition, renovation and expansion and predevelopment opportunities. At December 31, 1998, the Credit Facility had an effective interest rate of 6.2%, with $880,800 available after outstanding borrowings and letters of credit. The Credit Facility contains financial covenants relating to a capitalization value, minimum EBITDA and unencumbered EBITDA ratios and minimum equity values.

     The Merger Facility. In conjunction with the CPI Merger, the SPG Operating Partnership and SPG, as co-borrowers, closed a $1,400,000 medium term unsecured bridge loan (the "Merger Facility"). The Merger Facility bears interest at a base rate of LIBOR plus 65 basis points and will mature at the following intervals (i) $450,000 on June 24, 1999 (ii) $450,000 on March 24, 2000 and
(iii) $500,000 on September 24, 2000. As described above, in February 1999 the initial $450,000 maturity on the Merger Facility was retired with proceeds from a $600,000 unsecured debt offering. The Merger Facility is subject to covenants and conditions substantially identical to those of the Credit Facility. Simon Group drew the entire $1,400,000 available on the Merger Facility along with $237,000 on the Credit Facility to pay for the cash portion of the dividend declared in conjunction with the CPI Merger, as well as certain other costs associated with the CPI Merger. Financing costs of $9,456, which were incurred to obtain the Merger Facility, are being amortized over 18 months.

     Unsecured Term Loans. Simon Group has two unsecured term loans outstanding at December 31, 1998, totaling $133,000, which were obtained to retire mortgage indebtedness. These term loans bear interest at LIBOR plus 0.65% and mature on January 31, 2000. Simon Group has an interest-rate protection agreement covering one of these term loans in the amount of $63,000, which effectively fixes the interest rate at 6.14%.

          Debt Maturity and Other

     As of December 31, 1998, scheduled principal repayments on indebtedness were as follows:

          1999                                        $1,030,354
          2000                                         1,464,646
          2001                                           260,382
          2002                                           835,067
          2003                                           722,514
          Thereafter                                   3,644,269
                                                      ----------
          Total principal maturities                   7,957,232
          Net unamortized debt premiums                   16,140
                                                      ----------
          Total mortgages and other notes payable     $7,973,372
                                                      ==========

     Debt premiums and discounts are being amortized over the terms of the related debt instruments. Certain mortgages and notes payable may be prepaid but are generally subject to a prepayment of a yield-maintenance premium.

     Net extraordinary gains (losses) resulting from the early extinguishment, refinancing or forgiveness of debt of $7,146, $58 and $(3,521) were incurred for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Joint Venture Properties have $2,861,589 and $1,888,512 of mortgages and other notes payable at December 31, 1998 and 1997, respectively. Simon Group's share of this debt was $1,227,044 and $770,776 at December 31, 1998 and 1997, respectively. This debt, including a premium of $20,868 in 1998, becomes due in installments over various terms extending through 2009, with interest rates ranging from 5.44% to 9.75% (weighted average rate of 6.99% at December 31, 1998). The debt, excluding the $20,868 premium, matures $17,270 in 1999; $220,961 in 2000; $9,622 in 2001; $265,603 in 2002; $435,298 in 2003 and
$1,891,967 thereafter.

          Interest Rate Protection Agreements

     Simon Group has entered into certain interest rate protection agreements, in the form of "cap" or "swap" arrangements, with respect to the majority of its variable-rate mortgages and other notes payable. Swap arrangements, which effectively fix Simon Group's interest rate on the respective borrowings, have been entered into for $550,000 principal amount of consolidated debt. Cap arrangements, which effectively limit the amount by which variable interest rates may rise, have been entered into for $387,999 principal amount of consolidated debt and cap LIBOR at rates ranging from 5.49% to 16.765% through the related debt's maturity. Costs of the caps ($1,338) are amortized over the life of the agreements. The unamortized balance of the cap arrangements was $429 and $2,006 as of December 31, 1998 and 1997, respectively. Simon Group's hedging activity as a result of interest swaps and caps resulted in net interest savings of $263, $1,586 and $2,165 for the years ended December 31, 1998, 1997 and 1996, respectively. This did not materially impact Simon Group's weighted average borrowing rate.

          Fair Value of Financial Instruments

     The carrying value of variable-rate mortgages and other loans represents their fair values. The fair value of fixed-rate mortgages and other notes payable was approximately $6,100,000 and $3,900,000 at December 31, 1998 and 1997, respectively. The fair value of the interest rate protection agreements at December 31, 1998 and 1997, was ($7,213) and ($692), respectively. At December 31, 1998 and 1997, the estimated discount rates were 6.70% and 6.66%, respectively.

10. Rentals under Operating Leases

     Simon Group receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under noncancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 1998, are as follows:

               1999                      $  921,481
               2000                         830,849
               2001                         767,379
               2002                         704,928
               2003                         625,220
               Thereafter                 2,259,675
                                         ----------
                                         $6,109,532
                                         ==========

     Approximately 2.9% of future minimum rents to be received are attributable to leases with JCPenney Company, Inc., an affiliate of a limited partner in the SPG Operating Partnership.

11. Capital Stock

     In connection with the CPI Merger, SPG restated its certificate of incorporation to, among other things, restate the number of shares and classes of capital stock authorized for issuance. SPG is now authorized to issue up to 750,000,000 shares, par value $0.0001 per share, of capital stock. The authorized shares of capital stock consist of 400,000,000 shares of common stock, 12,000,000 shares of Class B common stock, 4,000 shares of Class C common stock, 100,000,000 shares of preferred stock, including 209,249 shares of Series A Convertible Preferred Stock and 5,000,000 shares of Class B Convertible Preferred Stock, and 237,996,000 shares of excess common stock. Each share of common stock of SPG is paired with 1/100th of a share of common stock of SRC.

     The articles of incorporation of SRC were also restated in conjunction with the CPI Merger. SRC is now authorized to issue up to 7,500,000 shares, par value $0.0001 per share, of common stock. SRC's historical shares and per share amounts have been adjusted to give effect to the change in SRC's par value of common stock from $.10 per share to $.0001 per share and to the CPI Merger exchange ratio of 2.0818 and to change the pairing of SRC's stock from 1/10th to 1/100th.

     The Board of Directors is authorized to reclassify the excess stock into one or more additional classes and series of capital stock to establish the number of shares in each class or series and to fix the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, and qualifications and terms and conditions of redemption of such class or series, without any further vote or action by the shareholders. The issuance of additional classes or series of capital stock may have the effect of delaying, deferring or preventing a change in control of SPG without further action of the shareholders. The ability of the Board of Directors to issue additional classes or series of capital stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Companies.

     The holders of common stock of SPG are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders, other than for the election of directors. The holders of Class B common stock are entitled to elect four of the thirteen members of the board. The holder of the Class C common stock, which was issued in connection with the DRC Merger, as described below, is entitled to elect two of the thirteen members of the board. The Class B and Class C shares can be converted into shares of common stock at the option of the holders. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the sale or transfer thereof to a person not affiliated with the Simons. Shares of Class C common stock convert automatically into an equal number of shares of common stock upon the sale or transfer thereof to a person not affiliated with the members of the DeBartolo family or entities controlled by them. The Companies have reserved 3,200,000 and 4,000 shares of common stock for the possible conversion of the outstanding Class B and Class C shares, respectively.

          Common Stock Issuances

     During 1998, SPG issued 2,957,335 shares of its common stock in offerings generating combined net proceeds of approximately $91,399. The net proceeds were contributed to the SPG Operating Partnership in exchange for a like number of Units. The SPG Operating Partnership used the net proceeds for general working capital purposes.

     On November 11, 1997, SPG issued 3,809,523 shares of its common stock upon the conversion of all of the outstanding shares of SPG's 8.125% Series A Preferred Stock, $.0001 par value per share.

     On September 19, 1997, SPG issued 4,500,000 shares of its common stock in a public offering. SPG contributed the net proceeds of approximately $146,800 to the SPG Operating Partnership in exchange for an equal number of Units. The SPG Operating Partnership used the net proceeds to retire a portion of the outstanding balance on the Credit Facility.

     As described in Note 4, in connection with the DRC Merger on August 9, 1996, SPG issued 37,873,965 shares of common stock and 4,000 shares of Class C common stock.

          Preferred Stock

     SPG has 209,249 shares of 6.50% Series A Convertible Preferred Stock outstanding. Each share of Series A Convertible Preferred Stock is convertible into 37.995 paired shares of common stock of the Companies, subject to adjustment under certain circumstances including (i) a subdivision or combination of shares of common stock of the Companies, (ii) a declaration of a distribution of additional shares of common stock of the Companies, issuances of rights or warrants by the Companies and (iii) any consolidation or merger, which the Companies are a part of or a sale or conveyance of all or substantially all of the assets of the Companies to another person or any statutory exchange of securities with another person. The Series A Convertible Preferred Stock is not redeemable, except as needed to maintain or bring the direct or indirect ownership of the capital stock of SPG into conformity with REIT requirements.

     In addition, SPG has 4,844,331 shares of 6.50% Series B Convertible Preferred Stock outstanding. Each share of Series B Convertible Preferred Stock is convertible into 2.586 paired shares of common stock of the Companies, subject to adjustment under circumstances identical to those of the Series A Preferred Stock described above. The Companies may redeem the Series B Preferred Stock on or after September 24, 2003 at a price beginning at 105% of the liquidation preference plus accrued dividends and declining to 100% of the liquidation preference plus accrued dividends any time on or after September 24, 2008.

          Preferred Stock of Subsidiary

     In connection with the CPI Merger, SPG Properties, Inc., formerly Simon DeBartolo Group, Inc., became a subsidiary of SPG. Accordingly, the 11,000,000 shares of Series B and Series C cumulative redeemable preferred stock described below have been reflected outside of equity as Preferred Stock of Subsidiary as of the date of the CPI Merger.

     On July 9, 1997, SPG Properties, Inc. sold 3,000,000 shares of its 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. Management intends to redeem the Series C Preferred Shares prior to October 1, 2012. The Series C Preferred Shares are not redeemable prior to September 30, 2007. Beginning September 30, 2007, the Series C Preferred Shares may be redeemed at the option of SPG Properties, Inc. in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. The redemption price of the Series C Preferred Shares may only be paid from the sale proceeds of other capital stock of SPG Properties, Inc., which may include other classes or series of preferred stock. Additionally, the Series C Preferred Shares have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of SPG Properties, Inc. SPG Properties, Inc. contributed the net proceeds of this offering of approximately $146,000 to the SPG Operating Partnership in exchange for preferred Units, the economic terms of which are substantially identical to the Series C Preferred Shares.

     On September 27, 1996, SPG Properties, Inc. completed a $200,000 public offering of 8,000,000 shares of Series B cumulative redeemable preferred stock, generating net proceeds of approximately $193,000. Dividends on the preferred stock are paid quarterly in arrears at 8.75% per annum. SPG Properties, Inc. may redeem the preferred stock any time on or after September 29, 2006, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of SPG Properties, Inc., which may include other series of preferred shares. SPG Properties, Inc. contributed the proceeds to the SPG Operating Partnership in exchange for preferred Units. The SPG Operating Partnership pays a preferred distribution to SPG Properties, Inc. equal to the dividends paid on the preferred stock.

          Notes Receivable from Former CPI Shareholders

     Notes receivable of $27,168 from former CPI shareholders, which result from securities issued under CPI's executive compensation program and were assumed in connection with the CPI Merger, are reflected as a deduction from capital in excess of par value in the statements of shareholders' equity in the accompanying combined financial statements and SPG's financial statements. Certain of such notes totaling $9,519 are interest bearing at rates ranging from 5.31% to 6.00% and become due during the period 2000 to 2002. The remainder of the notes do not bear interest and become due at the time the underlying shares are sold.

          The Simon Property Group 1998 Stock Incentive Plan

     At the time of the CPI Merger, Simon Group adopted `The Simon Property Group 1998 Stock Incentive Plan' (the "1998 Plan"). The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption, in the form of options to purchase paired shares of the Companies' common stock ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of
Section 422 of the Code and Options which are not so qualified.

     The primary purpose of the 1998 Plan is to attract and retain the best available eligible officers, directors, key employees, advisors and consultants. The Companies have reserved for issuance 6,300,000 paired shares of common stock under the 1998 Plan, which includes 2,230,875 shares reserved for the exercise of options granted and grants of restricted stock allocated under the previously existing Stock Incentive Program and DRC Plan, which are described below. If stock options granted in connection with the 1998 Plan are exercised at any time or from time to time, the partnership agreement requires the Companies to sell to the Operating Partnerships, at fair market value, paired shares of the Companies' common stock sufficient to satisfy the exercised stock options. The Companies are also obligated to purchase paired Units for cash in an amount equal to the fair market value of such shares.

     Administration. The 1998 Plan is administered by Simon Group's Compensation Committee (the "Committee"). The Committee, in its sole discretion, determines which eligible individuals may participate and the type, extent and terms of the Awards to be granted to them. In addition, the Committee interprets the 1998 Plan and makes all other determinations deemed advisable for the administration of the 1998 Plan. Options granted to employees ("Employee Options") become exercisable over the period determined by the Committee. The exercise price of an Employee Option may not be less than the fair market value of the shares of the common stock on the date of grant. Currently, Employee Options outstanding vest 40% on the first anniversary of the date of grant, an additional 30% on the second anniversary of the grant date and become fully vested three years after the grant date. The Employee Options expire ten years from the date of grant.

     Director Options. The 1998 Plan provides for automatic grants of Options ("Director Options") to directors of the Companies who are not also employees of the SPG Operating Partnership or its "affiliates" ("Eligible Directors"). Under the 1998 Plan, each Eligible Director is automatically granted Director Options to purchase 5,000 shares of the Companies' common stock upon the director's initial election to the Board of Directors. Eligible Directors will also receive Director Options to purchase 3,000 shares of common stock multiplied by the number of calendar years that have elapsed since such person's last election to the Board of Directors upon each reelection of the Eligible Director to the Board of Directors. The exercise price of the options is equal to 100% of the fair market value of the Companies' common stock on the date of grant. Director Options become vested and exercisable on the first anniversary of the date of grant or at such earlier time as a "change in control" of the Companies (as defined in the 1998 Plan). Director Options will terminate 30 days after the optionee ceases to be a member of the Board of Directors.

     Restricted Stock. In October 1994, under a previous stock incentive program, the Compensation Committee approved a five-year stock incentive program (the "Stock Incentive Program"), under which shares of restricted common stock of SPG were granted to certain employees at no cost to those employees if SPG attained certain growth targets established by the Compensation Committee from time to time. In addition, in 1994, DRC established a five-year stock incentive program (the "DRC Plan") under which shares of restricted common stock were granted to certain DRC employees at no cost to those employees also based upon growth targets established by their Compensation Committee. At the time of the DRC Merger, SPG agreed to assume the terms and conditions of the DRC Plan and the economic criteria upon which restricted stock under both the Stock Incentive Program and the DRC Plan would be deemed earned and awarded were aligned with one another. Further, other terms and conditions of the DRC Plan and Stock Incentive Program were modified so that beginning with calendar year 1996, the terms and conditions of these two programs are substantially the same. Both the Stock Incentive Program and the DRC Plan provided for a percentage of each of these restricted stock grants to be earned and awarded each year. Any restricted stock earned and awarded vests in four installments of 25% each on January 1 of each year following the year in which the restricted stock is deemed earned and awarded.

     The terms and conditions concerning vesting of the restricted stock grant to the Companies' President and Chief Operating Officer are different from those established by the DRC Plan and are specifically set forth in the employment contract with such individual.

     In March 1995, an aggregate of 1,000,000 shares of restricted stock was granted to 50 executives, subject to the performance standards, vesting requirements and other terms of the Stock Incentive Program. Prior to the DRC Merger, 2,108,000 shares of DRC common stock were deemed available for grant to certain designated employees of DRC, also subject to certain performance standards, vesting requirements and other terms of the DRC Plan. During 1998, 1997 and 1996, a total of 495,131; 448,753 and 200,030 shares of common stock, respectively, net of forfeitures, were deemed earned and awarded under the Stock Incentive Program and the DRC Plan. Through December 31, 1998, a total of 1,287,225 shares of common stock, net of forfeitures, were deemed earned and awarded under these programs. Approximately $9,463, $5,386 and $2,084 relating to these programs were amortized in 1998, 1997 and 1996, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of Simon Group over the vesting period.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied. Simon Group has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies. Simon Group granted 5,000 and 380,000 options during April 1998 and September 1998, respectively. The options vest over a three-year period. The fair value at date of grant for options granted during 1998 was $6.19 and $7.25 per option for the April and September grants, respectively. The fair value at the date of grant for options granted during the years ended December 31, 1997 and 1996 was $3.18 and $2.13 per option, respectively. The impact on pro forma net income and earnings per share as a result of applying the fair value method was not material.

     The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                 December 31,
                                 ----------------------------------------------
                                      1998               1997            1996
                                 --------------        --------        --------
Expected Volatility              30.83 - 41.79%          17.63%          17.48%
Risk-Free Interest Rate            4.64 - 5.68%           6.82%           6.63%
Dividend Yield                     6.24 - 6.52%            6.9%            7.5%
Expected Life                          10 years        10 years        10 years

     The weighted average remaining contract life for options outstanding as of December 31, 1998 was 6.1 years.

Information relating to the Options from January 1, 1996 through December 31, 1998 is as follows:

                                                                Director Options                          Employee Options
                                                  ---------------------------------------     -------------------------------------
                                                                            Option Price                              Option Price
                                                          Options             per Share             Options             per Share
                                                  ------------------     ----------------     ----------------     ----------------
Shares under option at December 31, 1995                      55,000       $22.25 - 27.00            2,014,134       $22.25 - 25.25
                                                  ------------------     ----------------     ----------------     ----------------
Granted                                                       44,080             23.50 (1)                  --                  N/A

Exercised                                                     (5,000)               22.25             (367,151)            23.33 (1)

Forfeited                                                     (9,000)            25.52 (1)             (24,000)            24.21 (1)

                                                  ------------------     ----------------     ----------------     ----------------
Shares under option at December 31, 1996                      85,080       $   15 - 27.38            1,622,983       $22.25 - 25.25
                                                  ------------------     ----------------     ----------------     ----------------
Granted                                                        9,000                29.31                   --                  N/A

Exercised                                                     (8,000)            23.62 (1)            (361,902)            23.29 (1)

Forfeited                                                         --                  N/A              (13,484)            23.99 (1)

                                                  ------------------     ----------------     ----------------     ----------------
Shares under option at December 31, 1997                      86,080       $   15 - 27.38            1,247,597       $22.25 - 25.25
                                                  ------------------     ----------------     ----------------     ----------------
Granted                                                           --                  N/A              385,000             30.40 (1)

CPI Options Acquired                                              --                  N/A              304,210             25.48 (1)

Exercised                                                     (8,000)            26.27 (1)             (38,149)            23.71 (1)

Forfeited                                                     (3,000)               29.31               (4,750)               25.25
                                                  ------------------     ----------------     ----------------     ----------------
Shares under option at December 31, 1998                      75,080       $     24.11 (1)           1,893,908       $     24.82 (1)
                                                  ==================     ================     ================     ================
Options exercisable at December 31, 1998                      75,080       $     24.11 (1)           1,508,908       $     23.39 (1)
                                                  ==================     ================     ================     ================

(1) Represents the weighted average price.

          Exchange Rights

     Limited partners in the Operating Partnerships have the right to exchange all or any portion of their Units for shares of common stock on a one-for-one basis or cash, as selected by the Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of the Companies' common stock at that time. The Companies have reserved 64,182,157 paired shares of common stock for possible issuance upon the exchange of Units.

12. Employee Benefit Plans

     Simon Group maintains a tax-qualified retirement 401(k) savings plan. Under the plan, eligible employees can participate in a cash or deferred arrangement permitting them to defer up to a maximum of 12% of their compensation, subject to certain limitations. Participants' salary deferrals are matched at specified percentages, and the plan provides annual contributions of 3% of eligible employees' compensation. Simon Group contributed $2,581, $2,727 and $2,350 to the plans in 1998, 1997 and 1996, respectively.

     Except for the 401(k) plan, Simon Group offers no other postretirement or postemployment benefits to its employees.

13. Commitments and Contingencies

          Litigation

     Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs are all principals or affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). The plaintiffs allege in their complaint that the SPG Operating Partnership engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the SPG Operating Partnership's acquisition by tender offer of shares in RPT, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the SPG Operating Partnership against Jacobs in federal district court in New York, wherein the SPG Operating Partnership alleged that Jacobs and other parties had engaged, or were engaging in activity which violated Section 10(b) of the Securities Exchange Act of 1934, as well as certain rules promulgated thereunder. Plaintiffs in the Ohio action are seeking compensatory damages in excess of $200,000, punitive damages and reimbursement for fees and expenses. It is difficult to predict the ultimate outcome of this action and there can be no assurance that the SPG Operating Partnership will receive a favorable verdict. Based upon the information known at this time, in the opinion of management, it is not expected that this action will have a material adverse effect on Simon Group.

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 paired shares of common stock of the Companies computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and the Company each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of the Company granting the Company's motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult to predict the ultimate outcome of this action, based on the information known to date, it is not expected that this action will have a material adverse effect on Simon Group.

     Roel Vento et al v. Tom Taylor et al. An affiliate of the Company is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The Company is seeking to overturn the award and has appealed the verdict. The Company's appeal is pending. Although management is optimistic that the Company may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Simon Group.

     Simon Group currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on Simon Group's financial position or results of operations.

          Lease Commitments

     As of December 31, 1998, a total of 37 of the Wholly-Owned and Minority Interest Properties are subject to ground leases. The termination dates of these ground leases range from 1999 to 2087. These ground leases generally require payments by Simon Group of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate. Ground lease expense incurred by Simon Group for the years ended December 31, 1998, 1997 and 1996, was $13,618, $10,511 and $8,506, respectively.

  Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

                            1999                                       $  7,871
                            2000                                          7,934
                            2001                                          8,033
                            2002                                          8,313
                            2003                                          8,320
                            Thereafter                                  499,664
                                                             ------------------

                                                                       $540,135
                                                             ==================

          Environmental Matters

     Nearly all of the Properties have been subjected to Phase I or similar environmental audits. Such audits have not revealed nor is management aware of any environmental liability that management believes would have a material adverse impact on the Company's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all Properties were sold, disposed of or abandoned.

14. Related Party Transactions

     SRC receives a substantial amount of its rental income from SPG, and from CPI for periods prior to the CPI Merger, for office space under lease. During 1997 and 1996 SRC also received management fee income under various management contracts with affiliates of CPI. These contracts had expired as of December 31, 1997.

     In preparation for the CPI Merger, on July 31, 1998, CPI, with assistance from SPG Operating Partnership, completed the sale of the General Motors Building in New York, New York for approximately $800,000. The SPG Operating Partnership and certain third parties each received a $2,500 fee from CPI in connection with the sale.

15. New Accounting Pronouncement

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

     On April 3, 1998 the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 states that costs of start-up activities, including organization costs, should be expensed as incurred. Management does not expect the impact of SOP 98-5 to be material to the financial statements.

16. Quarterly Financial Data (Unaudited)

Combined Summarized quarterly 1998 and 1997 data is as follows:

                                          First               Second                Third               Fourth            Annual
                                         Quarter              Quarter              Quarter              Quarter           Amount
                                    ---------------    -----------------    -----------------    -----------------    -------------
1998
-----------------------------------
Total revenue                         $    300,257         $    310,375         $    322,338         $    472,589     $  1,405,559
Operating income                           133,667              145,226              147,537              215,782          642,212
Income before extraordinary items           45,124               43,514               52,851               94,741          236,230
Net income available to common
 shareholders                               23,948               27,467               28,966               53,217          133,598
Net income before extraordinary
 items per paired share (1)           $       0.22         $       0.21         $       0.25         $       0.32        $    1.02
Net income per paired share (1)       $       0.22         $       0.25         $       0.25         $       0.32        $    1.06
Weighted Average Common Paired
 Shares Outstanding                    109,684,252          111,954,695          117,149,600          166,775,975      126,522,228
Net income before extraordinary
 items per paired share - assuming
 dilution (1)                         $       0.22         $       0.21         $       0.25         $       0.32        $    1.02
Net income per paired share -
 assuming dilution (1)                $       0.22         $       0.25         $       0.25         $       0.32        $    1.06
Weighted Average Common Paired
 Shares Outstanding - Assuming
 Dilution                              110,071,475          112,381,667          117,474,932          167,077,557      126,879,377


1997
-----------------------------------
Total revenue                          $   242,414          $   245,055          $   259,783         $    306,915       $1,054,167
Operating income                           111,706              114,455              117,572              133,297          477,030
Income before extraordinary items           43,062               48,413               54,286               57,372          203,133
Net income available to common
 shareholders                                8,233               24,951               44,642               30,163          107,989
Net income before extraordinary
 items per common share (1)            $      0.23          $      0.27          $      0.28         $       0.29       $     1.08
Net income per common share (1)        $      0.08          $      0.26          $      0.45         $       0.28       $     1.08
Weighted Average Common Shares
 Outstanding                            96,972,858           97,520,174           98,785,776          106,312,139       99,920,280
Net income before extraordinary
 items per common share - assuming
 dilution (1)                          $      0.23          $      0.27          $      0.28         $       0.29       $     1.08
Net income per common share -
 assuming dilution (1)                 $      0.08          $      0.25          $      0.45         $       0.28       $     1.08
Weighted Average Common Shares
 Outstanding - Assuming Dilution        97,369,777           97,874,561           99,170,829          106,698,238      100,304,344

(1) Primarily due to the cyclical nature of earnings available for common stock and the issuance of additional shares of common stock during the periods, the sum of the quarterly earnings per share varies from the annual earnings per share.

17. Subsequent Events (Unaudited)

     On February 25, 1999 Simon Group entered into a definitive agreement with New England Development Company ("NED") to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.725 billion. Simon Group expects to form a joint venture to acquire the portfolio, with Simon Group's ultimate ownership to be between 30% to 50%.

     On February 26, 1999, 150,000 shares of SPG's Series A Convertible Preferred stock were converted into 5,699,250 paired shares of common stock of the Companies, with 59,249 shares of Series A Convertible Preferred stock remaining outstanding.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SIMON PROPERTY GROUP, INC. AND
                                    SPG REALTY CONSULTANTS, INC.


                                    By  /s/ David Simon
                                        ---------------
                                        David Simon
                                        Chief Executive Officer

March 18, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Capacity                                                       Date
/s/ David Simon                               Chief Executive Officer                                        March 18, 1999
----------------------------------
David Simon                                   and Director (Principal Executive Officer)

/s/ Herbert Simon                             Co-Chairman of the Board of Directors                          March 18, 1999
----------------------------------
Herbert Simon

/s/ Melvin Simon                              Co-Chairman of the Board of Directors                          March 18, 1999
----------------------------------
Melvin Simon

/s/ Hans C. Mautner                           Vice Chairman of the Board of Directors                        March 18, 1999
----------------------------------
Hans C. Mautner

/s/ Richard Sokolov                           President, Chief Operating Officer                             March 18, 1999
----------------------------------
Richard Sokolov                               and Director

/s/ Robert E. Angelica                        Director                                                       March 18, 1999
----------------------------------
Robert E. Angelica

/s/ Birch Bayh                                Director                                                       March 18, 1999
----------------------------------
Birch Bayh

/s/ Pieter S. van den Berg                    Director                                                       March 18, 1999
----------------------------------
Pieter S. van den Berg

/s/ G. William Miller                         Director                                                       March 18, 1999
----------------------------------
G. William Miller

/s/ Fredrick W. Petri                         Director                                                       March 18, 1999
----------------------------------
Fredrick W. Petri

/s/ J. Albert Smith                           Director                                                       March 18, 1999
----------------------------------
J. Albert Smith

/s/ Philip J. Ward                            Director                                                       March 18, 1999
----------------------------------
Philip J. Ward

/s/ M. Denise DeBartolo York                  Director                                         March 18, 1999
----------------------------------
M. Denise DeBartolo York

/s/ John Dahl                                 Senior Vice President                            March 18, 1999
----------------------------------            (Principal Accounting Officer)
John Dahl

Principal Financial Officers:

/s/ Stephen E. Sterrett                       Treasurer                                        March 18, 1999
----------------------------------
Stephen E. Sterrett

/s/ James R. Giuliano III                     Senior Vice President                            March 18, 1999
----------------------------------
James R. Giuliano III

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                 ON SCHEDULE



To the Board of Directors of
Simon Property Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of SIMON PROPERTY GROUP, INC. and SPG REALTY CONSULTANTS, INC. included in this Form 10-K and have issued our report thereon dated February 17, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, "Schedule III:
Real Estate and Accumulated Depreciation", as of December 31, 1998, of Simon Property Group, Inc. and SPG Realty Consultants, Inc. are the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                   ARTHUR ANDERSEN LLP
Indianapolis, Indiana,
February 17, 1999

          SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                                    SCHEDULE III
                            (Dollars in thousands)


                                                                                                        Cost Capitalized
                                                                     Initial Cost                   Subsequent to Acquisition
                                                            -------------------------------       -----------------------------
                                                                              Buildings and                       Buildings and
Name, Location                         Encumbrances            Land            Improvements        Land           Improvements
-------------------------------------  ------------            ----           -------------        ----           -------------
Regional Malls
Alton Square, Alton, IL                 $       0           $     154          $     7,641        $     0         $     11,816
Amigoland Mall, Brownsville, TX                 0               1,045                4,518              0                  954
Anderson Mall, Anderson, SC                27,500               1,712               18,122          1,363                3,479
Aurora Mall, Aurora, CO                         0              11,400               55,692              0                  270
Barton Creek Square, Austin, TX            62,064               4,414               20,699            771               28,741
Battlefield Mall, Springfield, MO          93,665               4,039               29,769          3,225               35,518
Bay Park Square, Green Bay, WI             24,848               6,997               25,623              0                  659
Bergen Mall, Paramus, NJ                        0              11,020               92,541              0                5,730
Biltmore Square, Asheville, NC             26,681              10,908               19,315              0                1,059
Boynton Beach Mall, Boynton Beach, FL           0              33,758               67,710              0                3,203
Brea Mall, Brea, CA                             0              39,500              209,202              0                  144
Broadway Square, Tyler, TX                      0              11,470               32,439              0                1,884
Brunswick Square, East Brunswick, NJ            0               8,436               55,838              0                3,764
Burlington Mall, Burlington, MA                 0              46,600              303,618              0                   14
Castleton Square, Indianapolis, IN              0              44,860               80,963              0               25,115
Charlottesville Fashion Square,                 0
     Charlottesville, VA                        0                   0               54,738              0                  928
Chautauqua Mall, Jamestown, NY                  0               3,257                9,641              0               12,033
Cheltenham Square, Philadelphia, PA        34,226              14,227               43,799              0                2,173
Chesapeake Square, Chesapeake, VA          48,164              11,534               70,461              0                  832
Cielo Vista Mall, El Paso, TX              96,125               1,307               18,512            608               15,836
College Mall, Bloomington, IN              54,360               1,012               16,245            722               18,551
Columbia Center, Kennewick, WA             42,326              27,170               58,185              0                5,742
Cordova Mall, Pensacola, FL                     0              18,800               75,880           (158)                 267
Cottonwood Mall, Albuquerque, NM                0              13,667               69,173              0                 (151)
Crossroads Mall, Omaha, NE                      0                 884               37,293            409               27,116
Crystal River Mall, Crystal River, FL      16,000              11,679               14,252              0                2,841
DeSoto Square, Bradenton, FL               38,880               9,380               52,716              0                2,984
Eastern Hills Mall, Buffalo, NY                 0              15,444               47,604             12                2,382
Eastland Mall, Tulsa, OK                   15,000               3,124               24,035            518                6,525
Edison Mall, Fort Myers, FL                     0              13,618              107,381              0                  962
Fashion Mall at Keystone at the
     Crossing, Indianapolis, IN            64,194                   0              120,579              0                  106
Forest Mall, Fond Du Lac, WI               15,550                 728                4,498              0                4,920
Forest Village Park, Forestville, MD       21,850               1,212                4,625            757                4,071
Fremont Mall, Fremont, NE                       0                  26                1,280            265                2,678
Golden Ring Mall, Baltimore, MD            29,750               1,130                8,955            572                8,591
Great Lakes Mall, Cleveland, OH            61,121              14,607              100,362              0                3,462
Greenwood Park Mall, Greenwood, IN         97,478               2,607               23,500          5,275               54,216
Gulf View Square, Port Richey, FL          37,633              13,690               39,997              0                5,160
Heritage Park, Midwest City, OK                 0                 598                6,213              0                2,240
Hutchinson Mall, Hutchison, KS             16,023               1,777               18,427              0                2,821
Independence Center,
      Independence, MO                          0               5,539               45,822              0               14,913
Ingram Park Mall, San Antonio, TX          54,955                 820               17,163            169               14,018
Irving Mall, Irving, TX                         0               6,737               17,479          2,533               22,491
Jefferson Valley Mall, Yorktown
     Heights, NY                           50,000               4,868               30,304              0                3,816
Knoxville Center, Knoxville, TN                 0               5,006               22,965          3,712               33,220
La Plaza, McAllen, TX                      49,475               2,194                9,828              0                4,050

                                              Gross Amounts At
                                               Which Carried
                                            At Close of Period
                                      -------------------------------
                                                        Buildings and                          Accumulated     Date of
Name, Location                          Land            Improvements            Total          Depreciation   Construction
-------------------------------------   ----            -------------           -----          ------------   ------------
Regional Malls
Alton Square, Alton, IL               $     154        $     19,457         $    19,611           $2,248      1993 (Note 3)
Amigoland Mall, Brownsville, TX           1,045               5,472               6,517            1,532      1974
Anderson Mall, Anderson, SC               3,075              21,601              24,676            4,505      1972
Aurora Mall, Aurora, CO                  11,400              55,962              67,362              403      1998 (Note 4)
Barton Creek Square, Austin, TX           5,185              49,440              54,625            7,694      1981
Battlefield Mall, Springfield, MO         7,264              65,287              72,551           11,831      1970
Bay Park Square, Green Bay, WI            6,997              26,282              33,279            1,818      1996 (Note 4)
Bergen Mall, Paramus, NJ                 11,020              98,271             109,291            6,320      1996 (Note 4)
Biltmore Square, Asheville, NC           10,908              20,374              31,282            1,489      1996 (Note 4)
Boynton Beach Mall, Boynton Beach, FL    33,758              70,913             104,671            4,842      1996 (Note 4)
Brea Mall, Brea, CA                      39,500             209,346             248,846            1,504      1998 (Note 4)
Broadway Square, Tyler, TX               11,470              34,323              45,793            4,238      1994 (Note 3)
Brunswick Square, East Brunswick, NJ      8,436              59,602              68,038            3,937      1996 (Note 4)
Burlington Mall, Burlington, MA          46,600             303,632             350,232            2,172      1998 (Note 4)
Castleton Square, Indianapolis, IN       44,860             106,078             150,938            5,886      1996 (Note 4)
Charlottesville Fashion Square,
     Charlottesville, VA                      0              55,666              55,666            2,018      1997 (Note 4)
Chautauqua Mall, Jamestown, NY            3,257              21,674              24,931            1,236      1996 (Note 4)
Cheltenham Square, Philadelphia, PA      14,227              45,972              60,199            3,307      1996 (Note 4)
Chesapeake Square, Chesapeake, VA        11,534              71,293              82,827            4,936      1996 (Note 4)
Cielo Vista Mall, El Paso, TX             1,915              34,348              36,263            8,834      1974
College Mall, Bloomington, IN             1,734              34,796              36,530            8,324      1965
Columbia Center, Kennewick, WA           27,170              63,927              91,097            4,315      1996 (Note 4)
Cordova Mall, Pensacola, FL              18,642              76,147              94,789            2,160      1998 (Note 4)
Cottonwood Mall, Albuquerque, NM         13,667              69,022              82,689            6,586      1996
Crossroads Mall, Omaha, NE                1,293              64,409              65,702            6,555      1994 (Note 3)
Crystal River Mall, Crystal River, FL    11,679              17,093              28,772            1,507      1996 (Note 4)
DeSoto Square, Bradenton, FL              9,380              55,700              65,080            3,875      1996 (Note 4)
Eastern Hills Mall, Buffalo, NY          15,456              49,986              65,442            3,377      1996 (Note 4)
Eastland Mall, Tulsa, OK                  3,642              30,560              34,202            5,481      1986
Edison Mall, Fort Myers, FL              13,618             108,343             121,961            3,889      1997 (Note 4)
Fashion Mall at Keystone at the
     Crossing, Indianapolis, IN               0             120,685             120,685            3,447      1997 (Note 4)
Forest Mall, Fond Du Lac, WI                728               9,418              10,146            1,823      1973
Forest Village Park, Forestville, MD      1,969               8,696              10,665            2,007      1980
Fremont Mall, Fremont, NE                   291               3,958               4,249              577      1966
Golden Ring Mall, Baltimore, MD           1,702              17,546              19,248            4,569      1974 (Note 3)
Great Lakes Mall, Cleveland, OH          14,607             103,824             118,431            7,216      1996 (Note 4)
Greenwood Park Mall, Greenwood, IN        7,882              77,716              85,598           14,437      1979
Gulf View Square, Port Richey, FL        13,690              45,157              58,847            2,851      1996 (Note 4)
Heritage Park, Midwest City, OK             598               8,453               9,051            2,146      1978
Hutchinson Mall, Hutchison, KS            1,777              21,248              23,025            4,203      1985
Independence Center,
      Independence, MO                    5,539              60,735              66,274            5,888      1994 (Note 3)
Ingram Park Mall, San Antonio, TX           989              31,181              32,170            7,549      1979
Irving Mall, Irving, TX                   9,270              39,970              49,240            8,410      1971
Jefferson Valley Mall, Yorktown
     Heights, NY                          4,868              34,120              38,988            7,124      1983
Knoxville Center, Knoxville, TN           8,718              56,185              64,903            6,526      1984
La Plaza, McAllen, TX                     2,194              13,878              16,072            2,746      1976

          SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                                    SCHEDULE III
                            (Dollars in thousands)

                                                                                                        Cost Capitalized
                                                                     Initial Cost                   Subsequent to Acquisition
                                                            -------------------------------       -----------------------------
                                                                              Buildings and                       Buildings and
Name, Location                         Encumbrances            Land            Improvements        Land           Improvements
-------------------------------------  ------------            ----           -------------        ----           -------------
Lafayette Square, Indianapolis, IN              0              25,546               43,294              0                5,987
Laguna Hills Mall, Laguna Hills, CA             0              28,074               55,689              0                1,472
Lenox Square, Atlanta, GA                       0              41,900              492,411              0                   21
Lima Mall, Lima, OH                        18,903               7,910               35,495              0                1,161
Lincolnwood Town Center,
     Lincolnwood, IL                            0              11,197               63,490             28                  282
Livingston Mall, Livingston, NJ                                30,200              105,250              0                    8
Longview Mall, Longview, TX                27,600                 270                3,602            124                6,586
Machesney Park Mall, Rockford, IL               0                 614                7,438            120                4,043
Markland Mall, Kokomo, IN                  10,000                   0                7,568              0                1,531
Mc Cain Mall, N. Little Rock, AR           43,768                   0                9,515              0                6,605
Melbourne Square, Melbourne, FL            39,404              20,552               51,110              0                3,700
Memorial Mall, Sheboygan, WI                    0                 175                4,881              0                  758
Menlo Park Mall, Edison, NJ                     0              65,684              223,252              0                2,928
Miami International Mall, Miami, FL        46,483              13,794               69,701          8,942                2,788
Midland Park Mall, Midland, TX             28,000                 704                9,213              0                5,875
Miller Hill Mall, Duluth, MN                    0               2,537               18,113              0                3,775
Mission Viejo Mall, Mission Viejo, CA      37,559               9,139               54,445              0               49,604
Mounds Mall, Anderson, IN                       0                   0                2,689              0                1,934
Muncie Mall, Muncie, IN                         0                 172                5,964             52               19,417
Nanuet Mall, Nanuet, NY                         0              27,700              162,993              0                  116
North East Mall, Hurst, TX                 21,934               1,454               13,473          2,090               18,591
North Towne Square, Toledo, OH             23,500                 579                8,382              0                2,049
Northgate Mall, Seattle, WA                79,035              89,991               57,873              0               17,717
Northlake Mall, Atlanta, GA                 1,053              33,400               98,035              0                    0
Northwoods Mall, Peoria, IL                     0               1,203               12,779          1,449               25,552
Oak Court Mall, Memphis, TN                     0              15,673               57,555              0                  480
Ocean County Mall, Toms River, NJ               0              20,900              124,945              0                  194
Orange Park Mall, Jacksonville, FL              0              13,345               65,173              0               13,329
Orland Square, Orland Park, IL             50,000              36,770              129,906              0                  455
Paddock Mall, Ocala, FL                    29,930              20,420               30,490              0                4,334
Palm Beach Mall, West Palm Beach, FL       50,471              12,549              112,741              0                  634
Phipps Plaza, Atlanta, GA                       0              19,200              210,783              0                    1
Port Charlotte Town Center,
     Port Charlotte, FL                    52,731               5,561               59,381              0                6,674
Prien Lake Mall, Lake Charles, LA               0               1,926                2,829          3,080               35,714
Raleigh Springs Mall, Memphis, TN               0               9,137               28,604              0                1,130
Randall Park Mall, Cleveland, OH           35,000               4,421               52,456              0                6,525
Richardson Square, Dallas, TX                   0               4,867                6,329          1,075               11,115
Richmond Towne Square, Cleveland, OH       14,526               2,666               12,112              0               19,511
Richmond Square, Richmond, IN                   0               3,410               11,343              0                8,295
River Oaks Center, Calumet City, IL        32,500              30,884              101,224              0                   11
Rockaway Townsquare, Rockaway, NJ               0              50,500              218,557              0                  652
Rolling Oaks Mall, North San Antonio, TX        0               2,647               38,609            (70)               1,228
Roosevelt Field, Garden City, NY                0             165,500              704,112              0                1,674
Ross Park Mall, Pittsburgh, PA                  0              14,557               50,995          9,617               46,778
Santa Rosa Plaza, Santa Rosa, CA                0              10,400               87,864              0                   78
South Hills Village, Pittsburgh, PA             0              23,453              125,858              0                  761
South Park Mall, Shreveport, LA            26,748                 855               13,691             74                2,745
South Shore Plaza, Braintree, MA               82             101,200              301,495              0                  179
Southern Park Mall, Youngstown, OH              0              16,982               77,774             97               13,081

                                               Gross Amounts At
                                                Which Carried
                                             At Close of Period
                                       -------------------------------
                                                         Buildings and                          Accumulated     Date of
Name, Location                           Land            Improvements            Total          Depreciation   Construction
-------------------------------------    ----            -------------           -----          ------------   ------------
Lafayette Square, Indianapolis, IN        25,546              49,281              74,827            3,384      1996 (Note 4)
Laguna Hills Mall, Laguna Hills, CA       28,074              57,161              85,235            2,028      1997 (Note 4)
Lenox Square, Atlanta, GA                 41,900             492,432             534,332            3,541      1998 (Note 4)
Lima Mall, Lima, OH                        7,910              36,656              44,566            2,622      1996 (Note 4)
Lincolnwood Town Center,
     Lincolnwood, IL                      11,225              63,772              74,997           11,203      1990
Livingston Mall, Livingston, NJ           30,200             105,258             135,458              752      1998 (Note 4)
Longview Mall, Longview, TX                  394              10,188              10,582            2,137      1978
Machesney Park Mall, Rockford, IL            734              11,481              12,215            3,082      1979
Markland Mall, Kokomo, IN                      0               9,099               9,099            1,703      1968
Mc Cain Mall, N. Little Rock, AR               0              16,120              16,120            4,865      1973
Melbourne Square, Melbourne, FL           20,552              54,810              75,362            3,653      1996 (Note 4)
Memorial Mall, Sheboygan, WI                 175               5,639               5,814            1,298      1969
Menlo Park Mall, Edison, NJ               65,684             226,180             291,864            8,138      1997 (Note 4)
Miami International Mall, Miami, FL       22,736              72,489              95,225           17,654      1996 (Note 4)
Midland Park Mall, Midland, TX               704              15,088              15,792            3,553      1980
Miller Hill Mall, Duluth, MN               2,537              21,888              24,425            4,346      1973
Mission Viejo Mall, Mission Viejo, CA      9,139             104,049             113,188            3,765      1996 (Note 4)
Mounds Mall, Anderson, IN                      0               4,623               4,623            1,482      1965
Muncie Mall, Muncie, IN                      224              25,381              25,605            3,246      1970
Nanuet Mall, Nanuet, NY                   27,700             163,109             190,809            1,168      1998 (Note 4)
North East Mall, Hurst, TX                 3,544              32,064              35,608            3,319      1996 (Note 4)
North Towne Square, Toledo, OH               579              10,431              11,010            3,743      1980
Northgate Mall, Seattle, WA               89,991              75,590             165,581            4,681      1996 (Note 4)
Northlake Mall, Atlanta, GA               33,400              98,035             131,435              704      1998 (Note 4)
Northwoods Mall, Peoria, IL                2,652              38,331              40,983            7,863      1983 (Note 3)
Oak Court Mall, Memphis, TN               15,673              58,035              73,708            2,134      1997 (Note 4)
Ocean County Mall, Toms River, NJ         20,900             125,139             146,039              898      1998 (Note 4)
Orange Park Mall, Jacksonville, FL        13,345              78,502              91,847            8,361      1994 (Note 3)
Orland Square, Orland Park, IL            36,770             130,361             167,131            4,451      1997 (Note 4)
Paddock Mall, Ocala, FL                   20,420              34,824              55,244            2,296      1996 (Note 4)
Palm Beach Mall, West Palm Beach, FL      12,549             113,375             125,924           11,500      1998 (Note 4)
Phipps Plaza, Atlanta, GA                 19,200             210,784             229,984            1,508      1998 (Note 4)
Port Charlotte Town Center,
     Port Charlotte, FL                    5,561              66,055              71,616            4,114      1996 (Note 4)
Prien Lake Mall, Lake Charles, LA          5,006              38,543              43,549            2,000      1972
Raleigh Springs Mall, Memphis, TN          9,137              29,734              38,871            2,085      1996 (Note 4)
Randall Park Mall, Cleveland, OH           4,421              58,981              63,402            3,892      1996 (Note 4)
Richardson Square, Dallas, TX              5,942              17,444              23,386            1,736      1996 (Note 4)
Richmond Towne Square, Cleveland, OH       2,666              31,623              34,289              908      1996 (Note 4)
Richmond Square, Richmond, IN              3,410              19,638              23,048            1,262      1996 (Note 4)
River Oaks Center, Calumet City, IL       30,884             101,235             132,119            3,412      1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ         50,500             219,209             269,709            1,569      1998 (Note 4)
Rolling Oaks Mall, North San Antonio, TX   2,577              39,837              42,414            8,802      1998 (Note 4)
Roosevelt Field, Garden City, NY         165,500             705,786             871,286            5,064      1998 (Note 4)
Ross Park Mall, Pittsburgh, PA            24,174              97,773             121,947            9,543      1996 (Note 4)
Santa Rosa Plaza, Santa Rosa, CA          10,400              87,942              98,342              631      1998 (Note 4)
South Hills Village, Pittsburgh, PA       23,453             126,619             150,072            3,955      1997 (Note 4)
South Park Mall, Shreveport, LA              929              16,436              17,365            4,454      1975
South Shore Plaza, Braintree, MA         101,200             301,674             402,874            2,158      1998 (Note 4)
Southern Park Mall, Youngstown, OH        17,079              90,855             107,934            6,234      1996 (Note 4)

          SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                                    SCHEDULE III
                            (Dollars in thousands)

                                                                                                        Cost Capitalized
                                                                     Initial Cost                   Subsequent to Acquisition
                                                            -------------------------------       -----------------------------
                                                                              Buildings and                       Buildings and
Name, Location                         Encumbrances            Land            Improvements        Land           Improvements
-------------------------------------  ------------            ----           -------------        ----           -------------
Southgate Mall, Yuma, AZ                        0               1,817                7,974              0                3,310
St Charles Towne Center
     Waldorf, MD                                0               9,329               52,974          1,180                9,667
Summit Mall, Akron, OH                          0              24,814               45,036              0               11,106
Sunland Park Mall, El Paso, TX             39,506               2,896               28,900              0                3,073
Tacoma Mall, Tacoma, WA                    92,474              39,504              125,826              0                4,413
Tippecanoe Mall, Lafayette, IN             62,255               4,187                8,474          5,517               32,494
Town Center at Boca Raton
     Boca Raton, FL                             0              64,200              307,511              0                  831
Towne East Square, Wichita, KS             81,006               9,495               18,479          2,042                9,177
Towne West Square, Wichita, KS                  0                 988               21,203             76                6,987
Treasure Coast Square, Jenson Beach, FL    53,218              11,124               73,108              0                3,308
Tyrone Square, St. Petersburg, FL               0              15,638              120,962              0                9,840
University Mall, Little Rock, AR                0                 123               17,411              0                  815
University Mall, Pensacola, FL                  0               4,741               26,657              0                2,939
University Park Mall, South Bend, IN       59,500              15,105               61,466              0                7,902
Upper Valley Mall, Springfield, OH         30,940               8,421               38,745              0                1,305
Valle Vista Mall, Harlingen, TX            42,130               1,398               17,266            372                7,978
Virginia Center Commons, Richmond, VA           0               9,764               50,757          4,149                2,909
Walt Whitman Mall, Huntington Station, NY       0              51,700              111,170          3,579               20,660
Washington Square, Indianapolis, IN        33,541              20,146               41,248              0                2,747
West Ridge Mall, Topeka, KS                44,288               5,775               34,132            197                3,811
Westminster Mall, Westminster, CA               0              45,200               84,709              0                  132
White Oaks Mall, Springfield, IL           16,500               3,024               35,692          1,153               13,980
Windsor Park Mall, San Antonio, TX         14,636               1,194               16,940            130                3,253
Woodville Mall, Toledo, OH                      0               1,831                4,454              0                  665
Community Shopping Centers
Arboretum, The, Austin, TX                 34,000               7,640               36,778              0                    6
Arvada Plaza, Arvada, CO                        0                  70                  342            608                  699
Aurora Plaza, Aurora, CO                        0                  35                5,754              0                  982
Bloomingdale Court, Bloomingdale, IL       27,359               8,764               26,184              0                1,617
Boardman Plaza, Youngstown, OH             18,277               8,189               26,355              0                1,694
Bridgeview Court, Bridgeview, IL                0                 302                3,638              0                  703
Brightwood Plaza, Indianapolis, IN              0                  65                  128              0                  252
Buffalo Grove Towne Center, Buffalo
     Grove, IL                                  0               1,387                6,602            126                  256
Celina Plaza, El Paso, TX                       0                 138                  815              0                   47
Century Mall, Merrillville, IN                  0               2,190                9,589              0                1,376
Charles Towne Square, Charleston, SC            0                 446                1,768            425               10,917
Chesapeake Center, Chesapeake, VA           6,563               5,352               12,279              0                   74
Cohoes Commons, Rochester, NY                   0               1,698                8,426              0                  (72)
Countryside Plaza, Countryside, IL              0               1,243                8,507              0                  473
Eastgate Consumer Mall, Indianapolis, IN   22,929                 424                4,722            187                2,880
Eastland Plaza, Tulsa, OK                       0                 908                3,709              0                  (26)
Forest Plaza, Rockford, IL                 16,904               4,187               16,818            453                  552
Fox River Plaza, Elgin, IL                 12,654               2,908                9,453              0                   45
Glen Burnie Mall, Glen Burnie, MD               0               7,422               22,778              0                2,424
Great Lakes Plaza, Cleveland, OH                0               1,028                2,025              0                3,138
Greenwood Plus, Greenwood, IN                   0               1,350                1,792              0                3,680
Griffith Park Plaza, Griffith, IN               0                   0                2,412              0                  111
Grove at Lakeland Square, The,
 Lakeland, FL                               3,750               5,237                6,016              0                  921

                                               Gross Amounts At
                                                Which Carried
                                             At Close of Period
                                        ------------------------------
                                                         Buildings and                          Accumulated     Date of
Name, Location                           Land            Improvements            Total          Depreciation   Construction
-------------------------------------    ----            -------------           -----          ------------   ------------
Southgate Mall, Yuma, AZ                   1,817              11,284              13,101            2,213      1988 (Note 3)
St Charles Towne Center
     Waldorf, MD                          10,509              62,641              73,150           12,805      1990
Summit Mall, Akron, OH                    24,814              56,142              80,956            4,048      1996 (Note 4)
Sunland Park Mall, El Paso, TX             2,896              31,973              34,869            7,687      1988
Tacoma Mall, Tacoma, WA                   39,504             130,239             169,743            8,978      1996 (Note 4)
Tippecanoe Mall, Lafayette, IN             9,704              40,968              50,672            9,214      1973
Town Center at Boca Raton
     Boca Raton, FL                       64,200             308,342             372,542            2,078      1998 (Note 4)
Towne East Square, Wichita, KS            11,537              27,656              39,193            7,361      1975
Towne West Square, Wichita, KS             1,064              28,190              29,254            6,774      1980
Treasure Coast Square, Jenson Beach, FL   11,124              76,416              87,540            5,135      1996 (Note 4)
Tyrone Square, St. Petersburg, FL         15,638             130,802             146,440            8,540      1996 (Note 4)
University Mall, Little Rock, AR             123              18,226              18,349            4,659      1967
University Mall, Pensacola, FL             4,741              29,596              34,337            3,585      1994 (Note 3)
University Park Mall, South Bend, IN      15,105              69,368              84,473           24,542      1996 (Note 4)
Upper Valley Mall, Springfield, OH         8,421              40,050              48,471            2,790      1996 (Note 4)
Valle Vista Mall, Harlingen, TX            1,770              25,244              27,014            5,280      1983
Virginia Center Commons, Richmond, VA     13,913              53,666              67,579            2,950      1996 (Note 4)
Walt Whitman Mall, Huntington Station, NY 55,279             131,830             187,109            1,259      1998 (Note 4)
Washington Square, Indianapolis, IN       20,146              43,995              64,141            2,938      1996 (Note 4)
West Ridge Mall, Topeka, KS                5,972              37,943              43,915            7,322      1988
Westminster Mall, Westminster, CA         45,200              84,841             130,041              616      1998 (Note 4)
White Oaks Mall, Springfield, IL           4,177              49,672              53,849            6,802      1977
Windsor Park Mall, San Antonio, TX         1,324              20,193              21,517            4,866      1976
Woodville Mall, Toledo, OH                 1,831               5,119               6,950              415      1996 (Note 4)
Community Shopping Centers
Arboretum, The, Austin, TX                 7,640              36,784              44,424               87      1998 (Note 4)
Arvada Plaza, Arvada, CO                     678               1,041               1,719              302      1966
Aurora Plaza, Aurora, CO                      35               6,736               6,771            1,722      1966
Bloomingdale Court, Bloomingdale, IL       8,764              27,801              36,565            4,063      1987
Boardman Plaza, Youngstown, OH             8,189              28,049              36,238            1,890      1996 (Note 4)
Bridgeview Court, Bridgeview, IL             302               4,341               4,643              817      1988
Brightwood Plaza, Indianapolis, IN            65                 380                 445              118      1965
Buffalo Grove Towne Center, Buffalo
     Grove, IL                             1,513               6,858               8,371              586      1988
Celina Plaza, El Paso, TX                    138                 862               1,000              180      1978
Century Mall, Merrillville, IN             2,190              10,965              13,155            3,417      1992 (Note 3)
Charles Towne Square, Charleston, SC         871              12,685              13,556                0      1976
Chesapeake Center, Chesapeake, VA          5,352              12,353              17,705              855      1996 (Note 4)
Cohoes Commons, Rochester, NY              1,698               8,354              10,052            2,024      1984
Countryside Plaza, Countryside, IL         1,243               8,980              10,223            2,075      1977
Eastgate Consumer Mall, Indianapolis, IN     611               7,602               8,213            3,190      1991 (Note 3)
Eastland Plaza, Tulsa, OK                    908               3,683               4,591              595      1986
Forest Plaza, Rockford, IL                 4,640              17,370              22,010            2,346      1985
Fox River Plaza, Elgin, IL                 2,908               9,498              12,406            1,297      1985
Glen Burnie Mall, Glen Burnie, MD          7,422              25,202              32,624            1,718      1996 (Note 4)
Great Lakes Plaza, Cleveland, OH           1,028               5,163               6,191              440      1996 (Note 4)
Greenwood Plus, Greenwood, IN              1,350               5,472               6,822              729      1979 (Note 3)
Griffith Park Plaza, Griffith, IN              0               2,523               2,523              667      1979
Grove at Lakeland Square, The,             5,237               6,937              12,174              543      1996 (Note 4)
 Lakeland, FL

          SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                                    SCHEDULE III
                            (Dollars in thousands)

                                                                                                        Cost Capitalized
                                                                     Initial Cost                   Subsequent to Acquisition
                                                            -------------------------------       -----------------------------
                                                                              Buildings and                       Buildings and
Name, Location                         Encumbrances            Land            Improvements        Land           Improvements
-------------------------------------  ------------            ----           -------------        ----           -------------
Hammond Square, Sandy Springs, GA                0                   0                   27              0                    1
Highland Lakes Center, Orlando, FL          14,377              13,951               18,490              0                  340
Ingram Plaza, San Antonio, TX                    0                 421                1,802              4                   21
Keystone Shoppes, Indianapolis, IN               0                   0                4,232              0                    0
Knoxville Commons, Knoxville, TN                 0               3,731                5,345              0                1,623
Lake Plaza, Waukegan, IL                         0               2,868                6,420              0                  340
Lake View Plaza, Orland Park, IL            22,169               4,775               17,586              0                  554
Lima Center, Lima, OH                            0               1,808                5,151              0                   85
Lincoln Crossing, O'Fallon, IL                 997               1,079                2,692              0                  158
Mainland Crossing, Galveston, TX             2,226               1,850                1,737              0                  138
Maplewood Square, Omaha, NE                      0                 466                1,249              0                  577
Markland Plaza, Kokomo, IN                       0                 210                1,258              0                  453
Martinsville Plaza, Martinsville, VA             0                   0                  584              0                   45
Marwood Plaza, Indianapolis, IN                  0                  52                3,597              0                  107
Matteson Plaza, Matteson, IL                11,159               1,830                9,737              0                1,683
Memorial Plaza, Sheboygan, WI                    0                 250                  436              0                  857
Mounds Mall Cinema, Anderson, IN                 0                  88                  158              0                    1
Muncie Plaza, Muncie, IN                                           626               10,626           (397)                 177
New Castle Plaza, New Castle, IN                 0                 128                1,621              0                  641
North Ridge Plaza, Joliet, IL                    0               2,831                7,699              0                  438
North Riverside Park Plaza,
     N. Riverside, IL                        7,535               1,062                2,490              0                  429
Northland Plaza, Columbus, OH                    0               4,490                8,893              0                1,035
Northwood Plaza, Fort Wayne, IN                  0                 302                2,922              0                  566
Park Plaza, Hopkinsville, KY                     0                 300                1,572              0                   89
Regency Plaza, St. Charles, MO               1,878                 616                4,963              0                  165
Rockaway Convenience Center
     Rockaway, NJ                                                2,900               12,500              0                    0
St. Charles Towne Plaza, Waldorf, MD        30,742               8,779               18,993              0                  141
Teal Plaza, Lafayette, IN                        0                  99                  878              0                2,957
Terrace at The Florida Mall, Orlando, FL     4,688               5,647                4,126              0                  981
Tippecanoe Plaza, Lafayette, IN                  0                 265                  440            305                4,842
University Center, South Bend, IN                0               2,388                5,214              0                   71
Wabash Village, West Lafayette, IN               0                   0                  976              0                  204
Washington Plaza, Indianapolis, IN               0                 941                1,697              0                   13
West Ridge Plaza, Topeka, KS                 4,612               1,491                4,620              0                  551
White Oaks Plaza, Springfield, IL           12,345               3,265               14,267              0                  193
Wichita Mall, Wichita, KS                        0                   0                4,535              0                1,710
Wood Plaza, Fort Dodge, IA                       0                  45                  380              0                  756
Specialty Retail Centers
The Forum Shops at Caesars,
     Las Vegas, NV                         175,000                   0               72,866              0               58,458
Trolley Square, Salt Lake City, UT          27,141               4,899               27,539            363                7,750
Office ,Mixed-Use Properties and Other
The Charles Hotel                                0              23,500                    0              0                    0
Lenox Building, Atlanta, GA                                          0               57,778              0                    1
Net Lease Properties                         1,838              13,900                4,300              0                    0
New Orleans Centre/CNG Tower,
     New Orleans, LA                             0               3,679               41,231              0                3,164
O Hare International Center,                     0

                                               Gross Amounts At
                                                Which Carried
                                             At Close of Period
                                        ------------------------------
                                                         Buildings and                          Accumulated     Date of
Name, Location                           Land            Improvements            Total          Depreciation   Construction
-------------------------------------    ----            -------------           -----          ------------   ------------
Hammond Square, Sandy Springs, GA              0                  28                  28                7      1974
Highland Lakes Center, Orlando, FL        13,951              18,830              32,781            1,344      1996 (Note 4)
Ingram Plaza, San Antonio, TX                425               1,823               2,248              560      1980
Keystone Shoppes, Indianapolis, IN             0               4,232               4,232              128      1997 (Note 4)
Knoxville Commons, Knoxville, TN           3,731               6,968              10,699            1,107      1987
Lake Plaza, Waukegan, IL                   2,868               6,760               9,628              871      1986
Lake View Plaza, Orland Park, IL           4,775              18,140              22,915            2,422      1986
Lima Center, Lima, OH                      1,808               5,236               7,044              355      1996 (Note 4)
Lincoln Crossing, O'Fallon, IL             1,079               2,850               3,929              347      1990
Mainland Crossing, Galveston, TX           1,850               1,875               3,725              147      1996 (Note 4)
Maplewood Square, Omaha, NE                  466               1,826               2,292              396      1970
Markland Plaza, Kokomo, IN                   210               1,711               1,921              469      1974
Martinsville Plaza, Martinsville, VA           0                 629                 629              332      1967
Marwood Plaza, Indianapolis, IN               52               3,704               3,756              700      1962
Matteson Plaza, Matteson, IL               1,830              11,420              13,250            1,609      1988
Memorial Plaza, Sheboygan, WI                250               1,293               1,543              306      1966
Mounds Mall Cinema, Anderson, IN              88                 159                 247               50      1974
Muncie Plaza, Muncie, IN                     229              10,803              11,032              295      1998
New Castle Plaza, New Castle, IN             128               2,262               2,390              591      1966
North Ridge Plaza, Joliet, IL              2,831               8,137              10,968            1,237      1985
North Riverside Park Plaza,
     N. Riverside, IL                      1,062               2,919               3,981              782      1977
Northland Plaza, Columbus, OH              4,490               9,928              14,418            1,235      1988
Northwood Plaza, Fort Wayne, IN              302               3,488               3,790              832      1974
Park Plaza, Hopkinsville, KY                 300               1,661               1,961              377      1968
Regency Plaza, St. Charles, MO               616               5,128               5,744              645      1988
Rockaway Convenience Center
     Rockaway, NJ                          2,900              12,500              15,400               89      1998 (Note 4)
St. Charles Towne Plaza, Waldorf, MD       8,779              19,134              27,913            2,733      1987
Teal Plaza, Lafayette, IN                     99               3,835               3,934              266      1962
Terrace at The Florida Mall, Orlando, FL   5,647               5,107              10,754              489      1996 (Note 4)
Tippecanoe Plaza, Lafayette, IN              570               5,282               5,852              873      1974
University Center, South Bend, IN          2,388               5,285               7,673            3,639      1996 (Note 4)
Wabash Village, West Lafayette, IN             0               1,180               1,180              286      1970
Washington Plaza, Indianapolis, IN           941               1,710               2,651              713      1996 (Note 4)
West Ridge Plaza, Topeka, KS               1,491               5,171               6,662              685      1988
White Oaks Plaza, Springfield, IL          3,265              14,460              17,725            1,886      1986
Wichita Mall, Wichita, KS                      0               6,245               6,245            1,598      1969
Wood Plaza, Fort Dodge, IA                    45               1,136               1,181              272      1968
Specialty Retail Centers
The Forum Shops at Caesars,
     Las Vegas, NV                             0             131,324             131,324           19,008      1992
Trolley Square, Salt Lake City, UT         5,262              35,289              40,551            6,565      1986 (Note 3)
Office ,Mixed-Use Properties and Other
The Charles Hotel                         23,500                   0              23,500                0
Lenox Building, Atlanta, GA                    0              57,779              57,779              417      1998 (Note 4)
Net Lease Properties                      13,900               4,300              18,200                0
New Orleans Centre/CNG Tower,
     New Orleans, LA                       3,679              44,395              48,074            2,893      1996 (Note 4)
O Hare International Center,

          SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                                    SCHEDULE III
                            (Dollars in thousands)


                                                                                                          Cost Capitalized
                                                                       Initial Cost                   Subsequent to Acquisition
                                                              -------------------------------       -----------------------------
                                                                                Buildings and                       Buildings and
Name, Location                           Encumbrances            Land            Improvements        Land           Improvements
-------------------------------------    ------------            ----           -------------        ----           -------------
     Rosemont, IL                                 0                 125               60,287              1                9,128
Riverway, Rosemont, IL                            0               8,739              129,175             16                6,282
Three Dag Hammarskjold (Land)                     0               8,625                    0              0                    0
Development Projects
Bowie Town Center, Bowie, MD                                      6,000                  570              0                  317
Indian River Peripheral, Vero                                         0                    0              0                    0
     Beach, FL                                                      790                   57              0                    0
Shops at North East Plaza, The,
 Hurst, TX                                                        8,988                2,198          4,376                1,429
Victoria Ward, Honolulu, HI                       0                   0                1,400              0                  475
Waterford Lakes, Orlando, FL                      0                   0                1,114         11,944                2,096
Other                                             0                   0                  314              0                  326
Corporate                                         0                   0                  500            280                3,799
                                         ----------          ----------           ----------        -------           ----------
     Subtotal-SPG                         2,776,232           2,005,769            8,594,309         84,517            1,072,440
                                         ----------          ----------           ----------        -------           ----------
Three Dag Hammarskjold, New York, NY              0                   0               26,127              0                    0
Corporate                                         0               4,595                2,966              0                    0
                                         ----------          ----------           ----------        -------           ----------
     Subtotal-SRC                                 0               4,595               29,093              0                    0
                                         ----------          ----------           ----------        -------           ----------
                                         $2,776,232          $2,010,364           $8,623,402        $84,517           $1,072,440
                                         ==========          ==========           ==========        =======           ==========

                                               Gross Amounts At
                                                Which Carried
                                             At Close of Period
                                        ------------------------------
                                                         Buildings and                          Accumulated     Date of
Name, Location                           Land            Improvements            Total          Depreciation   Construction
-------------------------------------    ----            -------------           -----          ------------   ------------
     Rosemont, IL                            126              69,415              69,541           17,793      1988
Riverway, Rosemont, IL                     8,755             135,457             144,212           33,972      1991
Three Dag Hammarskjold (Land)              8,625                   0               8,625                0      1998 (Note 4)
Development Projects
Bowie Town Center, Bowie, MD               6,000                 887               6,887                0
Indian River Peripheral, Vero                  0                   0                   0                0
     Beach, FL                               790                  57                 847                0      1996 (Note 4)
Shops at North East Plaza, The,
 Hurst, TX                                13,364               3,627              16,991                0
Victoria Ward, Honolulu, HI                    0               1,875               1,875                0
Waterford Lakes, Orlando, FL              11,944               3,210              15,154                0
Other                                          0                 640                 640                0
Corporate                                    280               4,299               4,579              779
                                      ----------          ----------         -----------         --------
     Subtotal-SPG                      2,090,286           9,666,749          11,757,035          689,853
Three Dag Hammarskjold, New York, NY           0              26,127              26,127           11,193      1998 (Note 4)
Corporate                                  4,595               2,966               7,561            1,167
                                      ----------          ----------         -----------         --------
     Subtotal-SRC                          4,595              29,093              33,688           12,360
                                      ----------          ----------         -----------         --------
                                      $2,094,881          $9,695,842         $11,790,723         $702,213
                                      ==========          ==========         ===========         ========

          SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.

                 NOTES TO SCHEDULE III AS OF DECEMBER 31, 1998

                            (Dollars in thousands)



(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                               Simon Property Group, Inc.
                                        ---------------------------------------
                                            1998          1997          1996
                                        -----------    ----------    ----------
Balance, beginning of year              $ 6,814,065    $5,273,465    $2,143,925
  Acquisitions                            4,829,704     1,238,909     2,843,287
  Improvements                              357,023       312,558       224,605
  Disposals                                (126,454)      (10,867)      (19,579)
  Consolidation/Deconsolidation            (117,303)           --        81,227
                                        -----------    ----------    ----------
Balance, close of year                  $11,757,035    $6,814,065    $5,273,465
                                        ===========    ==========    ==========

                                             SPG Realty Consultants, Inc.
                                        ---------------------------------------
                                            1998          1997          1996
                                        -----------    ----------    ----------
Balance, beginning of year              $    32,146    $   31,718    $   31,718
  Acquisitions                                1,542            --            --
  Improvements                                   --           428            --
                                        -----------    ----------    ----------
Balance, close of year                  $    33,688    $   32,146    $   31,718
                                        ===========    ==========    ==========

     The aggregate net book values for SPG and SRC for federal income tax purposes as of December 31, 1998 were $6,325,319 and $3,500, respectively.

(2)  Reconciliation of Accumulated Depreciation:

     The changes in accumulated depreciation and amortization for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                               Simon Property Group, Inc.
                                        ---------------------------------------
                                            1998          1997          1996
                                        -----------    ----------    ----------
Balance, beginning of year              $   448,353    $  270,637    $  147,341
Acquisitions                                 25,839            --            --
  Carryover of minority partners'
   interest in accumulated
   depreciation of DeBartolo
   Properties                                    --            --        13,505

  Depreciation expense                      247,832       183,357       120,565
  Disposals                                 (32,171)       (5,641)      (10,774)
                                        -----------    ----------    ----------
Balance, close of year                  $   689,853    $  448,353    $  270,637
                                        ===========    ==========    ==========

                                             SPG Realty Consultants, Inc.
                                        ---------------------------------------
                                            1998          1997          1996
                                        -----------    ----------    ----------
Balance, beginning of year              $    10,613    $    9,724    $    8,786
  Depreciation expense                        1,747           889           938
                                        -----------    ----------    ----------
Balance, close of year                  $    12,360    $   10,613    $    9,724
                                        ===========    ==========    ==========

     Depreciation of the Companies' investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

     Buildings and Improvements - typically 35 years
     Tenant Inducements - shorter of lease term or useful life

(3)  Initial cost represents net book value at December 20, 1993.

(4) Not developed/constructed by Simon Group or the Simons. The date of construction represents acquisition date.

                               INDEX TO EXHIBITS

Exhibits                                                                    Page
                                                                            ----

2.1 Agreement and Plan of Merger among SPG, Sub and DRC, dated as of March 26, 1996, as amended (included as Annex I to the Prospectus/Joint Proxy Statement filed as part of Form S-4 of Simon Property Group, Inc. (Registration No. 333-06933))

2.2 Amendment and supplement to Offer to Purchase for Cash all Outstanding Beneficial Interests in The Retail Property Trust (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the SPG Operating Partnership on September 12, 1997)

2.3 Merger Agreement between SDG, LP and SPG, LP (incorporated by reference to Exhibit 2.3 of the 1997 Form 10-K filed by Simon DeBartolo Group, Inc.)

2.4 Agreement and Plan of Merger among Simon DeBartolo Group, Inc. and Corporate Property Investors and Corporate Realty
       Consultants, Inc. (incorporated by reference to Exhibit 10.1 in the Form 8-K filed by Simon DeBartolo Group, Inc. on
       February 24, 1998)

3.1 Restated Certificate of Incorporation of SPG (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Companies on October 9, 1998).

3.2   Restated By-laws of SPG (incorporated by reference to Exhibit
       3.2 of the Form 8-K filed by the Companies on October 9, 1998).

3.3 Restated Certificate of Incorporation of SRC (incorporated by reference to Exhibit 3.3 of the Form 8-K filed by the Companies on October 9, 1998).

3.4   Restated By-laws of SRC (incorporated by reference to Exhibit
       3.4 of the Form 8-K filed by the Companies on October 9, 1998).

4.1 Indenture, dated as of November 26, 1996, by and among the SPG Operating Partnership and The Chase Manhattan Bank, as trustee (incorporated by reference to the form of this document filed as Exhibit 4.1 to the Registration Statement on Form S-3 (Reg. No. 333-11491)).

4.2 Supplemental Indenture, dated as of June 22, 1998, by and among the SPG Operating Partnership and The Chase Manhattan Bank, as trustee, relating to the Securities (incorporated by reference as Exhibit 4.2 to the Registration Statement of Simon DeBartolo Group, L.P. on Form S-4 (Reg. No. 333-63645)).

4.3 Issuance Agreement, dated as of September 24, 1998, between SPG and SRC (incorporated by reference to Exhibit 4.5 of the Form 8-K filed by the Companies on October 9, 1998).

4.4 Trust Agreement, dated as of October 30, 1979 among shareholders of CPI, SRC and First Jersey National Bank, as Trustee
       (incorporated by reference to Exhibit 4.7 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

4.5 Trust Agreement, dated as of August 26, 1994, among the holders of the 6.50% First Series Preference Shares of CPI, SRC and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.8 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

9.1 Voting Trust Agreement, Voting Agreement and Proxy between MSA, on the one hand, and Melvin Simon, Herbert Simon and David Simon, on the other hand. (Incorporated by reference to exhibit 9.1 of the Form 10-K of Simon Property Group, Inc. for the fiscal year ended December 31, 1993.)

10.1 Credit Agreement dated as of September 24, 1998 among the Simon Operating Partnership, SPG and The Chase Manhattan Bank as Administrative Agent. (incorporated by reference to Exhibit
         4.1 of the Form 10-Q filed by the Companies for the period ended September 30, 1998)

10.2 Form of SPG Indemnity Agreement between SPG and its directors and officers. (incorporated by reference to Exhibit 10.7 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

10.3 Registration Rights Agreement (the "Agreement"), dated as of August 9, 1996, by and among the "Simon Family Members" (as defined in the Agreement), SPG, JCP Realty, Inc., Brandywine Realty, Inc., and the Estate of Edward J. DeBartolo Sr.,
         Edward J. DeBartolo, Jr., Marie Denise DeBartolo York, and the Trusts and other entities listed on Schedule 2 of the Agreement, and any of their respective successors-in-interest and permitted assigns. (incorporated by reference to Exhibit 10.60 of the 1996 Form 10-K filed by Simon DeBartolo Group, Inc.)

10.4      SPG Registration Rights Agreement, dated as of September 24,
           1998, by and among SPG and the persons named therein
           (incorporated by reference to Exhibit 4.4 of the Form 8-K filed by SPG on October 9, 1998).

10.5 (a)  The SPG Operating Partnership 1998 Stock Incentive Plan
           (incorporated by reference to Exhibit 10.5 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

10.6 (a)  Form of Employment Agreement between Hans C. Mautner and the
           Companies (incorporated by reference to Exhibit 10.63 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No.
           333-61399)).

10.7 (a)  Form of Employment Agreement between Mark S. Ticotin and the
           Companies (incorporated by reference to Exhibit 10.64 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No.
           333-61399)).

10.8 (a)  Form of Incentive Stock Option Agreement between the
           Companies and Hans C. Mautner pursuant to the SPG Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.59 of the Form S-4 filed by CPI on August 13,1998 (Reg. No. 333-61399)).

10.9 (a)  Form of Incentive Stock Option Agreement between the Companies and Mark S. Ticotin pursuant to the SPG Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to
           Exhibit 10.60 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

10.10 (a) Form of Nonqualified Stock Option Agreement between the
           Companies and Hans C. Mautner pursuant to the SPG Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.61 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

10.11 (a) Form of Nonqualified Stock Option Agreement between the
           Companies and Mark S. Ticotin pursuant to the SPG Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

10.12 (a) CPI Executive Severance Policy, as amended and restated
           effective as of August 11, 1998 (incorporated by reference to Exhibit 10.65 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

21.1      List of Subsidiaries of the Company.                               102

23.1      Consent of Arthur Andersen LLP.                                    103

23.2      Consent of Ernst & Young LLP                                       104

     (a) Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.