Form 10-Q
period 1999-03-31
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 1999-05-18
CIK 1063761, 1067173

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

     SIMON PROPERTY GROUP, INC.           SPG REALTY CONSULTANTS, INC.
     (Exact name of registrant as         (Exact name of registrant as
      specified in its charter)              specified in its charter)
              Delaware                            Delaware
     (State of incorporation or            (State of incorporation or
           organization)                           organization)
              001-14469                           001-14469-01
        (Commission File No.)                (Commission File No.)
              046268599                            13-2838638
 (I.R.S. Employer Identification No.)  (I.R.S. Employer Identification No.)
       National City Center                     National City Center
     115 West Washington Street, Suite        115 West Washington Street,
            15 East                                 Suite 15 East
    Indianapolis, Indiana  46204          Indianapolis, Indiana  46204
   (Address of principal executive      (Address of principal executive
              offices)                              offices)
           (317) 636-1600                        (317) 636-1600
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

As of May 7, 1999, 169,997,718 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding, and were paired with 1,732,017.18 shares of common stock, par value $0.0001 per share, of SPG Realty Consultants,Inc.
<Page 01>
                     SIMON PROPERTY GROUP, INC.
                   AND SPG REALTY CONSULTANTS,INC.

                                FORM 10-Q

                                  INDEX


Part I - Financial Information
Page

    Item 1: Financial Statements - Introduction             3

  Simon Property Group, Inc. and SPG Realty
Consultants, Inc.:

     Combined Condensed Balance Sheets as of
         March 31, 1999 and December 31, 1998               4
         Combined Condensed Statements of
         Operations for the three-month
         periods ended March 31, 1999 and 1998              5

         Combined Condensed Statements of Cash
         Flows for the three-month periods
         ended March 31, 1999 and 1998                      6

    Simon Property Group, Inc.:

         Consolidated Condensed Balance Sheets
         as of March 31, 1999 and December 31,
         1998                                               7
         Consolidated Condensed Statements of
         Operations for the three-month
         periods ended March 31, 1999 and 1998              8

         Consolidated Condensed Statements of
         Cash Flows for the three-month
         periods ended March 31, 1999 and 1998              9

    SPG Realty Consultants, Inc.:

         Consolidated Condensed Balance Sheets
         as of March 31, 1999 and December 31,
         1998                                              10

         Consolidated Condensed Statements of
         Operations for the three-month
         periods ended March 31, 1999 and 1998             11

         Consolidated Condensed Statements of
         Cash Flows for the three-month
         periods ended March 31, 1999 and 1998             12

         Notes to Unaudited Condensed
         Financial Statements                              13

          Item 2:  Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations                            21

Part II - Other Information

    Items 1 through 6                                      28

Signature                                                  29
<Page 02>
               PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS - Introduction

    The following unaudited financial statements of Simon Property Group, Inc. and its paired-share affiliate, SPG Realty Consultants, Inc., are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in Simon Property Group, Inc. and SPG
Realty Consultants, Inc.'s combined annual report on Form 10-K for the year ended December
31, 1998 and should be read in
conjunction therewith.
     As described in Note 2 to the financial statements, Corporate Property Investors, Inc. was acquired by Simon DeBartolo Group, Inc. as of the close of business on September 24, 1998. Although
Simon DeBartolo Group, Inc. became a subsidiary of Corporate Property Investors, Inc., the shareholders of Simon DeBartolo Group, Inc. hold the majority of the outstanding common stock of Corporate Property Investors, Inc. Accordingly,
Simon DeBartolo Group, Inc. is the predecessor to Simon Property Group, Inc. for accounting and reporting purposes. In connection with the acquisition, Corporate Property Investors, Inc.
and Corporate Realty Consultants, Inc. were renamed "Simon Property Group, Inc." and "SPG
Realty Consultants, Inc.", respectively. See
Note 1 to the financial statements for a description of the basis of presentation of the following unaudited financial statements.
<Page 03>
          SIMON PROPERTY GROUP, INC. AND
           SPG REALTY CONSULTANTS, INC.
        COMBINED CONDENSED BALANCE SHEETS
 (Unaudited and dollars in thousands, except per
                  share amounts)

                                                    March 31,    December 31,
                                                       1999          1998
ASSETS:                                            -----------   ------------
Investment properties, at cost                     $12,190,601   $11,850,014
  Less - accumulated depreciation                      827,302       722,371
                                                   -----------   ------------
                                                    11,363,299    11,127,643
Goodwill                                                57,304        58,134
Cash and cash equivalents                               91,099       129,195
Tenant receivables and accrued revenue, net            233,141       218,581
Notes and advances receivable from Management
  Company and affiliate                                126,414       115,378
Investment in partnerships and joint ventures, at
  equity                                             1,223,312     1,306,753
Investment in Management Company and affiliates         11,363        10,037
Other investment                                        39,261        50,176
Deferred costs and other assets                        237,972       228,965
Minority interest                                       33,457        32,138
                                                   -----------   ------------
                                                   $13,416,622   $13,277,000
                                                   ===========   ============
LIABILITIES:
Mortgages and other indebtedness                    $8,263,590    $7,973,372
Accounts payable and accrued expenses                  353,449       415,186
Cash distributions and losses in partnerships and
  joint ventures, at equity                             29,997        29,139
Other liabilities                                       77,623        95,131
                                                   -----------   ------------
Total liabilities                                    8,724,659     8,512,828
                                                   -----------   ------------
COMMITMENTS AND CONTINGENCIES (Note 10)

LIMITED PARTNERS' INTEREST IN THE OPERATING
PARTNERSHIPS                                         1,023,782     1,015,634

PREFERRED STOCK OF SUBSIDIARY                          339,352       339,329

SHAREHOLDERS' EQUITY:

CAPITAL STOCK OF SIMON PROPERTY GROUP, INC.:


Series A convertible preferred stock, 209,249
shares authorized, 59,249 and 209,249 issued and
outstanding, respectively                               75,712       267,393

Series B convertible preferred stock, 5,000,000
shares authorized, 4,844,331 issued and
outstanding                                            450,523       450,523

Common stock, $.0001 par value, 400,000,000 shares
authorized, and 169,984,967 and 163,571,031 issued
and outstanding, respectively                               17            16

Class B common stock, $.0001 par value, 12,000,000
shares authorized, 3,200,000 issued and
outstanding                                                  1             1


Class C common stock, $.0001 par value, 4,000
shares authorized, issued and outstanding                    0             0

CAPITAL STOCK OF SPG REALTY CONSULTANTS, INC.:


Common stock, $.0001 par value,  7,500,000 shares
authorized,  1,731,889.67 and 1,667,750.31 issued
and outstanding, respectively                                0             0

Capital in excess of par value                       3,262,543     3,083,213
Accumulated deficit                                  (421,594)     (372,313)
Unrealized gain (loss) on long-term investment         (7,769)           126
Unamortized restricted stock award                    (30,604)      (19,750)
                                                   -----------   ------------
Total shareholders' equity                           3,328,829     3,409,209
                                                   -----------   ------------
                                                   $13,416,622   $13,277,000
                                                   ===========   ============


   The accompanying notes are an integral part of
                these statements.
<Page 04>

          SIMON PROPERTY GROUP, INC. AND
           SPG REALTY CONSULTANTS, INC.
   COMBINED CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited and dollars in thousands, except per
                  share amounts)



                                                       For the
                                                        Three
                                                       Months
                                                        Ended
                                                      March 31,
                                                      --------------------
                                                        1999        1998
REVENUE:                                              ---------   ---------
Minimum rent                                          $273,849    $184,460
Overage rent                                            13,440       9,782
Tenant reimbursements                                  137,283      90,160
Other income                                            21,521      15,855
                                                      ---------   ---------
Total revenue                                          446,093     300,257
                                                      ---------   ---------
EXPENSES:
Property operating                                      68,504      49,779
Depreciation and amortization                           89,760      58,305
Real estate taxes                                       46,920      30,195
Repairs and maintenance                                 19,912      11,895
Advertising and promotion                               14,698       8,101
Provision for credit losses                              1,843       2,722
Other                                                    7,558       5,593
                                                      ---------   ---------
Total operating expenses                               249,195     166,590
                                                      ---------   ---------
OPERATING INCOME                                       196,898     133,667

INTEREST EXPENSE                                       141,122      91,910
                                                      ---------   ---------
INCOME BEFORE MINORITY INTEREST                         55,776      41,757

MINORITY INTEREST                                      (1,815)     (1,442)
                                                      ---------   ---------
INCOME BEFORE UNCONSOLIDATED ENTITIES                   53,961      40,315

INCOME FROM UNCONSOLIDATED ENTITIES                     13,427       4,809
                                                      ---------   ---------
INCOME BEFORE EXTRAORDINARY ITEM                        67,388      45,124

EXTRAORDINARY ITEM                                     (1,774)           0
                                                      ---------   ---------
INCOME BEFORE ALLOCATION TO LIMITED PARTNERS            65,614      45,124

LESS:
LIMITED PARTNERS' INTEREST IN  THE OPERATING
PARTNERSHIPS                                            12,955      13,842
PREFERRED DIVIDENDS OF SUBSIDIARY                        7,334           0
                                                      ---------   ---------

NET INCOME                                              45,325      31,282

PREFERRED DIVIDENDS                                   (10,371)     (7,334)
                                                      ---------   ---------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS            $34,954     $23,948
                                                      =========   =========
BASIC EARNINGS PER COMMON PAIRED SHARE:
Income before extraordinary item                         $0.21       $0.22
Extraordinary item                                          --          --
                                                      ---------   ---------
Net income                                               $0.21       $0.22
                                                      =========   =========
DILUTED EARNINGS PER COMMON PAIRED SHARE:
Income before extraordinary item                         $0.21       $0.22
Extraordinary item                                          --          --
                                                      ---------   ---------
Net income                                               $0.21       $0.22
                                                      =========   =========


  The accompanying notes are an integral part of
                these statements.
<Page 05>

          SIMON PROPERTY GROUP, INC. AND
           SPG REALTY CONSULTANTS, INC.
   COMBINED CONDENSED STATEMENTS OF CASH FLOWS
       (Unaudited and dollars in thousands)


                                                     For the
                                                      Three
                                                      Months
                                                      Ended
                                                    March 31,
                                                    -----------------------
                                                       1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:               ----------    ----------
  Net income                                           $45,325       $31,282

Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization                           92,363        60,424
Extraordinary item                                       1,774             0
Limited partners' interest in Operating
Partnerships                                            12,955        13,842
Preferred dividends of Subsidiary                        7,334             0
Straight-line rent                                     (4,955)       (1,676)
Minority interest                                        1,815         1,442
Equity in income of unconsolidated entities           (13,427)       (4,809)
Changes in assets and liabilities-
Tenant receivables and accrued revenue                 (4,734)        10,654
Deferred costs and other assets                        (3,434)       (3,077)
Accounts payable, accrued expenses and other
liabilities                                           (59,233)        11,390
                                                    ----------    ----------
Net cash provided by operating activities               75,783       119,472
                                                    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                          (30,300)     (242,956)
Capital expenditures                                 (100,952)      (61,199)
Cash from acquisitions and consolidation of joint
ventures, net                                            8,326           931
Change in restricted cash                                    0         3,022
Net proceeds from sale of assets                             0         9,280
Investments in unconsolidated entities                (19,008)       (3,644)
Distributions from unconsolidated entities              63,138        47,059
Investments in and advances to Management Company
and affiliate                                         (11,036)       (3,974)
                                                    ----------    ----------
Net cash used in investing activities                 (89,832)     (251,481)
                                                    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net                   747           494
Minority interest distributions, net                   (3,545)       (3,259)
Preferred dividends of Subsidiary                      (7,334)             0
Preferred dividends and distributions to
shareholders                                          (97,838)      (62,724)
Distributions to limited partners                     (32,412)      (31,377)
Mortgage and other note proceeds, net of
transaction costs                                      913,529       296,995
Mortgage and other note principal payments           (797,194)      (75,822)
                                                    ----------    ----------
Net cash provided by (used in) financing
activities                                            (24,047)       124,307
                                                    ----------    ----------
DECREASE IN CASH AND CASH EQUIVALENTS                 (38,096)       (7,702)

CASH AND CASH EQUIVALENTS, beginning of period         129,195       109,699

                                                    ----------    ----------
CASH AND CASH EQUIVALENTS, end of period               $91,099      $101,997
                                                    ==========    ==========

  The accompanying notes are an integral part of
                these statements.

<Page 06>
          SIMON PROPERTY GROUP, INC.
    CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per
                share amounts)


                                                March 31,    December 31,
                                                   1999          1998
ASSETS:                                         -----------   ------------
Investment properties, at cost                  $12,156,802   $11,816,325
  Less - accumulated depreciation                   815,229       710,012
                                                -----------   ------------
                                                 11,341,573    11,106,313
Goodwill                                             57,304        58,134
Cash and cash equivalents                            88,930       127,626
Tenant receivables and accrued revenue, net         232,072       217,798
Notes and advances receivable from Management
Company and affiliate                               126,414       115,378
Note receivable from SRC Operating Partnership
(Interest at 7% and 16%, respectively, due
2013)                                                10,565        20,565
Investment in partnerships and joint ventures,
at equity                                         1,218,743     1,303,251
Investment in Management Company and affiliates      11,363        10,037
Other investment                                     39,261        50,176
Deferred costs and other assets                     236,959       227,713
Minority interest                                    33,457        32,138
                                                -----------   ------------
                                                $13,396,641   $13,269,129
                                                ===========   ============
LIABILITIES:
Mortgages and other indebtedness                 $8,262,734    $7,972,381
Notes payable to SRC Operating Partnership
(Interest at 8%, due 2008)                            5,984        17,907
Accounts payable and accrued expenses               349,841       411,259
Cash distributions and losses in partnerships
and joint ventures, at equity
                                                     29,997        29,139
Other liabilities                                    76,592        95,326
                                                -----------   ------------
Total liabilities                                 8,725,148     8,526,012
                                                -----------   ------------
COMMITMENTS AND CONTINGENCIES (Note 10)

LIMITED PARTNERS' INTEREST IN THE SPG OPERATING
PARTNERSHIP                                       1,018,120     1,009,646

PREFERRED STOCK OF SUBSIDIARY                       339,352       339,329

SHAREHOLDERS' EQUITY:


Series A convertible preferred stock, 209,249
shares authorized, 59,249 and 209,249 issued
and outstanding, respectively                        75,712       267,393

Series B convertible preferred stock, 5,000,000
shares authorized, 4,844,331 issued and
outstanding                                         450,523       450,523

Common stock, $.0001 par value, 400,000,000
shares authorized, and 169,984,967 and
163,571,031 issued and outstanding,
respectively                                             17            16

Class B common stock, $.0001 par value,
12,000,000 shares authorized, 3,200,000 issued
and outstanding                                           1             1

Class C common stock, $.0001 par value, 4,000
shares authorized, issued and outstanding                 0             0

Capital in excess of par value                    3,247,212     3,068,458
Accumulated deficit                               (421,071)     (372,625)
Unrealized gain (loss) on long-term investment      (7,769)           126
Unamortized restricted stock award                 (30,604)      (19,750)
                                                -----------   ------------
Total shareholders' equity                        3,314,021     3,394,142
                                                -----------   ------------
                                                $13,396,641   $13,269,129
                                                ===========   ============

The accompanying notes are an integral part of
              these statements.

<Page 07>
        SIMON PROPERTY GROUP, INC.
   CONSOLIDATED CONDENSED STATEMENTS OF
                OPERATIONS

   (Unaudited and dollars in thousands,
        except per share amounts)


                                                For the
                                                 Three
                                                Months
                                                 Ended
                                               March 31,
                                              -----------------------
                                                 1999        1998
REVENUE:                                      ----------  -----------
Minimum rent                                    $273,399     $184,460
Overage rent                                      13,440        9,782
Tenant reimbursements                            137,257       90,160
Other income                                      21,256       15,855
                                              ----------  -----------
Total revenue                                    445,352      300,257
                                              ----------  -----------
EXPENSES:
Property operating                                68,334       49,779
Depreciation and amortization                     89,479       58,305
Real estate taxes                                 46,785       30,195
Repairs and maintenance                           19,926       11,895
Advertising and promotion                         14,698        8,101
Provision for credit losses                        1,830        2,722
Other                                              7,682        5,593
                                              ----------  -----------
Total operating expenses                         248,734      166,590
                                              ----------  -----------
OPERATING INCOME                                 196,618      133,667

INTEREST EXPENSE                                 138,570       91,910
                                              ----------  -----------
INCOME BEFORE MINORITY INTEREST                   58,048       41,757

MINORITY INTEREST                                (1,815)      (1,442)
                                              ----------  -----------
INCOME BEFORE UNCONSOLIDATED ENTITIES             56,233       40,315

INCOME FROM UNCONSOLIDATED ENTITIES               12,317        4,809
                                              ----------  -----------
INCOME BEFORE EXTRAORDINARY ITEM                  68,550       45,124

EXTRAORDINARY ITEM                               (1,774)            0
                                              ----------  -----------
INCOME BEFORE ALLOCATION TO LIMITED
PARTNERS                                          66,776       45,124

LESS:
LIMITED PARTNERS' INTEREST IN  THE SPG
OPERATING PARTNERSHIP                             13,282       13,842
PREFERRED DIVIDENDS OF SUBSIDIARY                  7,334            0
                                              ----------  -----------
NET INCOME                                        46,160       31,282

PREFERRED DIVIDENDS                             (10,371)      (7,334)
                                              ----------  -----------
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS                                     $35,789      $23,948
                                              ==========  ===========
BASIC EARNINGS PER COMMON SHARE:
Income before extraordinary item                   $0.22        $0.22
Extraordinary item
                                                  (0.01)           --
                                              ----------  -----------
Net income                                         $0.21        $0.22
                                              ----------  -----------
DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary item                   $0.22        $0.22
Extraordinary item
                                                  (0.01)           --
                                              ----------  -----------
Net income                                         $0.21        $0.22
                                              ----------  -----------


  The accompanying notes are an integral
        part of these statements.

<Page 08>
            SIMON PROPERTY GROUP, INC.
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

       (Unaudited and dollars in thousands)



                                                         For the
                                                          Three
                                                         Months
                                                       Ended March
                                                           31,
                                                       ------------------------
                                                          1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:                  -----------   -----------
  Net income                                               $46,160       $31,282

Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization                               92,082        60,424
Extraordinary item                                           1,774             0
Limited partners' interest in the SPG Operating
Partnership                                                 13,282        13,842
Preferred dividends of Subsidiary                            7,334             0
Straight-line rent                                         (4,927)       (1,676)
Minority interest                                            1,815         1,442
Equity in income of unconsolidated entities               (12,317)       (4,809)
Changes in assets and liabilities-
Tenant receivables and accrued revenue                     (4,476)        10,654
Deferred costs and other assets                            (3,659)       (3,077)
Accounts payable, accrued expenses and other
liabilities                                               (60,140)        11,390
                                                       -----------   -----------
Net cash provided by operating activities                   76,928       119,472
                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                              (30,300)     (242,956)
Capital expenditures                                     (100,289)      (61,199)
Cash from acquisitions and consolidation of joint
ventures, net                                                8,326           931
Change in restricted cash                                        0         3,022
Net proceeds from sale of assets                                 0         9,280
Investments in unconsolidated entities                    (19,008)       (3,644)
Note payment from the SRC Operating Partnership             10,000             0
Distributions from unconsolidated entities                  63,095        47,059
Investments in and advances to Management Company
and affiliate                                             (11,036)       (3,974)
                                                       -----------   -----------
Net cash used in investing activities                     (79,212)     (251,481)
                                                       -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common, net                             170           494
Minority interest distributions, net                       (3,545)       (3,259)
Preferred dividends of Subsidiary                          (7,334)             0
Preferred dividends and distributions to
shareholders                                              (97,838)      (62,724)
Distributions to limited partners                         (32,412)      (31,377)
Mortgage and other note proceeds, net of transaction
costs                                                      913,529       296,995
Mortgage and other note principal payments               (808,982)      (75,822)
                                                       -----------   -----------
Net cash provided by (used in) financing activities       (36,412)       124,307
                                                       -----------   -----------
INCREASE IN CASH AND CASH EQUIVALENTS                     (38,696)       (7,702)

CASH AND CASH EQUIVALENTS, beginning of period             127,626       109,699
                                                       -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                   $88,930      $101,997
                                                       ===========   ===========


The accompanying notes are an integral part of these
                    statements.
<Page 09>

             SPG REALTY CONSULTANTS, INC.
        CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per share
                       amounts)

                                                       March 31,   December 31,
                                                          1999         1998
ASSETS:                                                ---------   ------------
Investment properties, at cost                           $33,799        $33,689
  Less - accumulated depreciation                         12,073         12,359
                                                       ---------   ------------
                                                          21,726         21,330
Cash and cash equivalents                                  2,169          1,569
Note receivable from SPG Operating Partnership
(Interest at 8%, due 2008)                                 5,984         17,907
Tenant receivables                                         1,069            783
Investments in joint ventures, at equity                   4,569          3,502
Other                                                      1,013          1,510
                                                       ---------   ------------
                                                         $36,530        $46,601
                                                       =========   ============
LIABILITIES:
Mortgages and other indebtedness                            $856           $991

Mortgage payable to SPG Operating Partnership (Interest
at 7% and 16%, respectively, due 2013)                    10,565         20,565
Other liabilities                                          4,639          3,990
                                                       ---------   ------------
Total liabilities                                         16,060         25,546
                                                       ---------   ------------
COMMITMENTS AND CONTINGENCIES (Note 10)

LIMITED PARTNERS' INTEREST IN THE SRC OPERATING
PARTNERSHIP                                                5,662          5,988

SHAREHOLDERS' EQUITY:

Common stock, $.0001 par value,  7,500,000 shares
authorized,  1,731,889.67 and 1,667,750.31 issued and
outstanding, respectively                                      0              0

Capital in excess of par value                            30,437         29,861
Accumulated deficit                                     (15,629)       (14,794)
                                                       ---------   ------------
Total shareholders' equity                                14,808         15,067
                                                       ---------   ------------
                                                         $36,530        $46,601
                                                       =========   ============

   The accompanying notes are an integral part of these
                     statements.
<Page 10>

         SPG REALTY CONSULTANTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per
                share amounts)


                                                   For the
                                                Three Months
                                                 Ended March
                                                     31,
                                                 -------------------------
                                                    1999          1998
REVENUE:                                         -----------   ------------
Minimum rent                                          $1,138           $782
Tenant reimbursements                                    171            212
Other income                                             265             71
                                                 -----------   ------------
Total revenue                                          1,574          1,065
                                                 -----------   ------------
EXPENSES:
Property operating                                       439            541
Depreciation and amortization                            281            229
Administrative and other                                 574            216
                                                 -----------   ------------
Total operating expenses                               1,294            986
                                                 -----------   ------------
OPERATING INCOME                                         280             79

INTEREST EXPENSE                                       2,552            338
                                                 -----------   ------------
LOSS BEFORE UNCONSOLIDATED ENTITIES                  (2,272)          (259)

INCOME FROM UNCONSOLIDATED ENTITIES                    1,110            147
                                                 -----------   ------------
LOSS BEFORE ALLOCATION TO LIMITED PARTNERS           (1,162)          (112)

LESS--LIMITED PARTNERS' INTEREST IN
THE SRC OPERATING PARTNERSHIP                          (327)              0
                                                 -----------   ------------
LOSS BEFORE INCOME TAXES                               (835)          (112)

BENEFIT FOR INCOME TAXES                                   0             67
                                                 -----------   ------------
NET LOSS                                              ($835)          ($45)
                                                 ===========   ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE          ($0.49)        ($0.08)
                                                 ===========   ============
BASIC AND DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING                                     1,689,866.02     558,706.00
                                                 ===========   ============

The accompanying notes are an integral part of
               these statements.

<Page 11>
        SPG REALTY CONSULTANTS, INC.
 CONSOLIDATED CONDENSED STATEMENTS OF CASH
                   FLOWS

    (Unaudited and dollars in thousands)


                                                  For the
                                                Three Months
                                                Ended March
                                                    31,
                                                ---------------------------
                                                    1999           1998
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             ($835)          ($45)

Adjustments to reconcile net loss to net cash
provided by operating activities-
Depreciation and amortization                             281            229
Limited partners' interest in SRC Operating
Partnership                                             (327)              0
Straight-line rent                                       (28)              0
Equity in income of unconsolidated entities           (1,110)          (147)
Changes in assets and liabilities-
Tenant receivables and other assets                       226             80
Other liabilities                                         648             96
                                                 ------------   ------------
Net cash provided by operating activities             (1,145)            213
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (663)          (367)
Investments in unconsolidated entities                      0        (1,133)
Note payment from the SPG Operating
Partnership                                            11,923              0
Distributions from unconsolidated entities                 43            410
                                                 ------------   ------------
Net cash used in investing activities                  11,303        (1,090)
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales (acquisition and
retirement) of common stock                               577            (1)
Distributions to shareholders                               0          (268)
Mortgage and other note proceeds, net of
transaction costs                                           0            962
Mortgage and other note principal payments           (10,135)           (63)
                                                 ------------   ------------
Net cash provided by (used in) financing
activities                                            (9,558)            630
                                                 ------------   ------------
CHANGE IN CASH AND CASH EQUIVALENTS                       600          (247)

CASH AND CASH EQUIVALENTS, beginning of period
                                                        1,569          4,147
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS, end of period               $2,169         $3,900
                                                 ============   ============
The accompanying notes are an integral part of
             these statements.

<Page 12>


    SIMON PROPERTY GROUP, INC. AND
      SPG REALTY CONSULTANTS, INC.

     Notes to Unaudited Condensed Financial Statements

 (Dollars in thousands, except per share amounts and where indicated as in billions)


Note 1 - Basis of Presentation

     The accompanying combined consolidated
financial statements include Simon Property
Group, Inc. ("SPG") and subsidiaries and its paired-share affiliate SPG Realty Consultants,
Inc. ("SRC" and together with SPG, the
"Companies") and its subsidiary. All significant intercompany amounts have been eliminated. The combined balance sheets and statements of operations and cash flows reflect the purchase of Corporate Property Investors, Inc. ("CPI") and related transactions (the "CPI Merger") as of the close of business on September 24, 1998.
Operating results prior to the completion of the CPI Merger represent the operating results of Simon DeBartolo Group, Inc. and subsidiaries
("SDG"), the predecessor to SPG for financial reporting purposes.

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

  The accompanying consolidated financial statements of the paired share affiliate, SRC, include the accounts of SPG Realty Consultants, L.P. (the "SRC Operating Partnership").
Because the cash contributed to SRC and the SRC
Operating Partnership in exchange for shares of common stock and units of partnership interests
("Units"), in connection with the CPI Merger represented equity transactions, SRC, unlike
CPI, is not subject to purchase accounting treatment. The separate statements of SRC represent the historical results of Corporate
Realty Consultants, Inc. ("CRC"), the
predecessor to SRC, for all periods presented.

    The SRC Operating Partnership and the SPG Operating
Partnership are hereafter referred to as the "Operating Partnerships" and, together with the Companies, as "Simon Group".
     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from these estimates.

     Outstanding common shares of SPG are paired with 1/100th of a common share of SRC (together
"Paired Shares"). SPG is a selfadministrated and self-managed, paired-share real estate investment trust ("REIT"), and is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers.
As of March 31, 1999, Simon Group owned or held an interest in 243 income-producing properties, which consist of 153 regional malls, 77 community shopping centers, four specialty retail centers, six office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties") and one asset in Europe. Simon Group also owned interests in one regional mall, one value oriented superregional mall, three community centers and one outlet center currently under construction and twelve parcels of land held for future development. In addition, Simon Group holds substantially all of the economic interest in M.S. Management Associates, Inc. (the
"Management Company" -See Note 7). Simon Group holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Properties, as well as certain other regional malls and community shopping centers owned by third parties. The Companies owned
72.3% and 71.6% of the Operating Partnerships at March 31, 1999 and December 31, 1998, respectively.
     Properties which are wholly-owned or owned less than 100% and are controlled by the Operating Partnerships are accounted for using the consolidated method of accounting. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in partnerships and joint ventures which represent noncontrolling ownership interests and the investment in the Management Company are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.
<Page 13>
Net operating results of the Operating Partnerships are allocated to the Companies based first on the Companies' preferred unit preference, if applicable, and then on their remaining ownership interests in the Operating
Partnerships during the period. The Companies' remaining weighted average ownership interests in the Operating
Partnerships for the three-month period ended March 31, 1999 were 71.8%. SPG's remaining weighted average ownership interest in the SPG Operating Partnership for the three-month period ended March 31, 1998 was 63.4%.
Prior to the CPI Merger, SRC owned its assets directly.

Note 2 - CPI Merger
    For financial reporting purposes, as of the close of business on September 24, 1998, the CPI Merger was consummated pursuant to the Agreement and Plan of Merger dated
February 18, 1998, among SDG, CPI and CRC.

     Pursuant to the terms of the CPI Merger, a
subsidiary of CPI merged with and into SDG with
SDG continuing as the surviving company. SDG
became a majority-owned subsidiary of CPI. The
outstanding shares of common stock of SDG were
exchanged for a like number of shares of CPI.
Beneficial interests in CRC were acquired for
$14,000 in order to pair the common stock of CPI
with 1/100th of a share of common stock of CRC,
the paired share affiliate.
     Immediately prior to the consummation of the
CPI Merger, the holders of CPI common stock were
paid a merger dividend consisting of (i) $90 in
cash, (ii) 1.0818 additional shares of CPI common
stock and (iii) 0.19 shares of     6.50% Series B
convertible preferred stock of CPI per
share of CPI common stock. Immediately prior to the CPI Merger, there were 25,496,476 shares of CPI common stock outstanding. The aggregate value associated with the completion of the CPI Merger was approximately $5.9 billion including transaction costs and liabilities assumed.

To finance the cash portion of the CPI Merger consideration, $1.4 billion was borrowed under a new senior unsecured medium term bridge loan (the "Merger
Facility"), which bears interest at a base rate of LIBOR plus 65 basis points and matures in three mandatory amortization payments (on June
22, 1999, March 24, 2000 and September 24, 2000)
(See Note 8). An additional $237,000 was also borrowed under the SPG Operating Partnership's existing $1.25 billion unsecured revolving credit facility (the "Credit Facility"). In connection with the CPI Merger, CPI was renamed "Simon
Property Group, Inc." CPI's paired share affiliate,
CRC was renamed "SPG Realty Consultants, Inc." In addition SDG and SDG, LP were renamed "SPG
Properties, Inc.", and "Simon Property Group,
L.P.", respectively.

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

     SDG, LP contributed $14,000 cash to CRC and
$8,000 cash to the SRC Operating Partnership on
behalf of the SDG common stockholders and the
limited partners of SDG, LP to obtain the
beneficial interests in common stock of CRC, which
were paired with the shares of common stock issued
by SPG, and to obtain Units in the SRC Operating
Partnership so that the limited partners of SDG, LP
would hold the same proportionate interest in the
SRC Operating Partnership that they hold in SDG, LP.
The cash contributed to CRC and the
SRC Operating Partnership in exchange for an
ownership interest therein have been appropriately
accounted for as capital infusion or equity
transactions. The assets and liabilities of CRC
have been reflected at historical cost. Adjusting
said assets and liabilities to fair value would
only have been appropriate if the SDG stockholders'
beneficial interests in CRC exceeded 80%.
<Page 14>
  Pro Forma
The following unaudited pro forma summary financial
information excludes any extraordinary items and
combines the consolidated results of operations of SPG and
SRC as if the CPI Merger had occurred as of January
1, 1998, and were carried forward through March 31,
1998. Preparation of the pro forma summary
information was based upon assumptions deemed
appropriate by management. The pro forma summary
information is not necessarily indicative of the
results which actually would have occurred if the
CPI Merger had been consummated at January 1, 1998,
nor does it purport to represent the results of
operations for future periods.
                                             Three Months Ended
                                               March 31, 1998
Revenue                                         $ 405,570
Net income before Limited Partners'             =========
interest (1)                                    $  86,824
Net income available to common                  =========
shareholders                                    $  49,170
                                                =========
Net income per share (1)                        $    0.30
                                                =========
Net income per share - assuming dilution        $    0.30
                                                =========
Weighted average number of shares of common
stock outstanding                             162,762,816
                                              ===========
Weighted average number of shares of common
stock outstanding - assuming dilution         163,150,039

(1) Includes a net gain on the sales of assets of $44,311, or $0.19 on a basic earnings per share basis.

Note 3 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1999 presentation.
These reclassifications have no impact on the net operating results previously reported.

Note 4 -  Per Share Data
     Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. The weighted average number of shares used in the computation for the three-month periods ended March 31, 1999 and 1998 was 168,986,602 and 109,684,252,
respectively. The diluted weighted average number of shares used in the computation for the three-month periods ended March 31, 1999 and 1998 was 169,168,474 and 110,071,475,
respectively.

     Combined basic and diluted earnings per
share is presented in the financial statements based upon the weighted average number of Paired
Shares outstanding, giving effect to the CPI
Merger as of the close of business on September
24, 1998. Management believes this presentation provides the shareholders with the most meaningful presentation of earnings for a single interest in the combined entities.

    Both series of convertible preferred stock issued and outstanding during the comparative periods did not have a dilutive effect on earnings per share. Paired Units held by limited partners in the Operating Partnerships may be exchanged for Paired Shares, on a one-forone basis in certain circumstances. If exchanged, the paired Units would not have a dilutive effect. The increase in weighted average shares outstanding under the diluted method over the basic method in every period presented for the Companies is due entirely to the effect of outstanding stock options. Basic earnings and diluted earnings were the same for all periods presented.

Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts
capitalized, during the three months ended March
31, 1999 was $125,245 as compared to $80,690 for
the same period in 1998. Accrued and unpaid distributions were $196 and $3,428 at March 31, 1999 and December 31, 1998, respectively, and represented distributions payable on SPG's 6.5%
Series A Convertible
Preferred Stock. See Notes 6 and 9 for
information about noncash transactions during the three months ended March 31, 1999.
<Page 15>
Note 6 - Other Acquisitions and Development
     On January 29, 1999, Simon Group acquired the remaining 15% ownership interests in Lakeline
Mall and Lakeline Plaza for $6,300 cash from existing working capital. In addition, on March
1, 1999, Simon Group acquired the remaining 50% ownership interest in Century III Mall for $57,000. The purchase price of the Century III
Mall interest included the assumption of $33,000 of mortgage indebtedness, with the remainder financed through the Credit Facility. Each of these Properties were previously accounted for using the equity method of accounting and are now accounted for using the consolidated method of accounting.
     In January of 1999, The Shops at Sunset
Place opened in South Miami, Florida. Simon
Group owns a noncontrolling 37.5% interest in this 510,000 square-foot destinationoriented retail and entertainment project.

Note 7 - Investment in Unconsolidated Entities

Partnerships and Joint Ventures
   Summary financial information of Simon
Group's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of Simon Group's investment in and share of income from such partnerships and joint ventures follow:

                                          March 31,   December 31,
BALANCE SHEETS                              1999           1998
Assets:
  Investment properties at cost, net     $ 4,189,770  $ 4,290,795
  Cash and cash equivalents                  153,563      173,778
  Tenant receivables                         139,323      140,579
  Other assets                               114,776      103,481
                                           ---------    ---------
                 Total assets            $ 4,597,432  $ 4,708,633

Liabilities and Partners' Equity:
  Mortgages and other indebtedness       $ 2,805,733  $ 2,861,589
  Accounts payable, accrued expenses
  and other liabilities                      203,868      227,677
                                           ---------     --------
                Total liabilities          3,009,601    3,089,266
  Partners' equity                         1,587,831    1,619,367
                                           ---------    ---------
                Total liabilities and
partners' equity                         $ 4,597,432  $ 4,708,633
                                           =========    =========
Simon Group's Share of:
  Total assets                           $ 1,812,265  $ 1,910,021
                                           =========    =========
  Partners' equity                       $   545,800  $   568,998
  Add: Excess Investment (See below)         647,515      708,616
                                           ---------     ---------
  Simon Group's Net Investment in
Joint Ventures                           $ 1,193,315  $ 1,277,614
                                           =========    =========
<Page 16>

                                              For the three
                                               months ended
                                                March 31,
STATEMENTS OF OPERATIONS                      1999      1998
                                           ---------  --------
Revenue:
  Minimum rent                              $127,133  $ 90,681
  Overage rent                                 3,842     2,822
  Tenant reimbursements                       59,606    41,876
  Other income                                 8,721     5,686
                                             -------    ------
    Total revenue                            199,302   141,065

Operating Expenses:
  Operating expenses and other                71,284    50,637
  Depreciation and amortization               34,730    29,790
                                              ------    ------
     Total operating expenses                106,014    80,427

Operating Income                              93,288    60,638
Interest Expense                              47,288    38,677
                                             -------    ------
Net Income                                    46,000    21,961
Third Party Investors' Share of Net
Income                                        27,702    16,823
                                             -------    ------
Simon Group's Share of Net Income           $ 18,298  $  5,138
Amortization of Excess
Investment (See below)                       (6,057)   (1,985)
                                             =======   =======
Income from Unconsolidated
Entities                                    $ 12,241  $  3,153
                                             =======   =======

     As of March 31, 1999 and December 31, 1998, the unamortized excess of Simon Group's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess
Investment") was $647,515 and $708,616, respectively.
This Excess Investment is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month periods ended March 31, 1999 and 1998 was $6,057 and $1,985, respectively.

  The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

  The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to one wholly-owned Property, 41 non-wholly owned Properties, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. Simon Group's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $1,186 and $1,656 for the three-month periods ended March 31, 1999 and 1998, respectively.

Note 8 - Debt
     At March 31, 1999, Simon Group had consolidated debt of $8,263,590, of which $6,377,404 was fixed-rate debt and $1,886,186 was variable-rate debt. Simon
Group's pro rata share of indebtedness of the unconsolidated joint venture Properties as of March 31, 1999 was $1,156,594. As of March 31, 1999 and December
31, 1998, Simon Group had interestrate protection agreements related to $937,999 of its consolidated indebtedness. The agreements are generally in effect until the related variable-rate debt matures. Simon
Group's hedging activity did not materially impact interest expense for the three months ended March 31, 1999 or 1998.
     In January of 1999, Simon Group retired the $21,910 mortgage on North East Mall using cash from working capital. The paydown included a $1,774 prepayment charge, which was recorded as an extraordinary loss.

     On February 4, 1999, the SPG Operating Partnership completed the sale of $600,000 of senior unsecured notes.
These notes include two $300,000 tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594,000 primarily to retire the $450,000 initial tranche of the Merger Facility and to pay $142,000 on the outstanding balance of the Credit Facility.
<Page 17>
Note 9 - Shareholders'Equity
     The following table summarizes the changes in the Companies' shareholders' equity since December 31, 1998.



                                    SPG      SPG     SRC     Unrealized     Capital in                  Unamortized       Total
                                 Preferred  Common  Common  Gain (Loss)   Excess of Par Accumulated Restricted Stock Shareholders'
                                   Stock    Stock   Stock  on Investment (1)  Value         Deficit        Award          Equity
Balance at December 31, 1998     $ 717,916  $ 17   $  0     $    126        $ 3,083,213   $ (372,313)   $ (19,750)      $3,409,209
Conversion of 150,000 shares of
Series A Preferred Stock into
5,699,304 Paired Shares (2)      (191,681)     1                                191,680                                         --

Common stock issued as dividend
(152,346 Paired Shares) (2)                                                       3,986                     3,986

Stock incentive program          (525,786
Paired Shares, net of forfeitures)                                               13,567                   (13,567)              --

Amortization of stock incentive                                                  2,713                      2,713


Stock options exercised (36,500
Paired Shares)                                                                      855                                        855

Adjustment to the limited partners'
interests in the Operating

Partnerships                                                                   (30,758)                                   (30,758)

Distributions                                                                                (94,606)                     (94,606)
Subtotal                           526,235    18                 126          3,262,543     (466,919)     (30,604)       3,291,399
Comprehensive Income:
Unrealized loss on investment (1)                            (7,895)                                                       (7,895)
Net income                                                                                     45,325                       45,325
Total Comprehensive Income                                   (7,895)                           45,325                       37,430
Balance at March 31, 1999        $ 526,235  $ 18   $  0     $(7,769)        $ 3,262,543   $ (421,594)   $ (30,604)      $3,328,829




(1) Amounts consist of the Companies' pro rata share of the unrealized loss resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, which Simon Group purchased on June 16, 1997. The investment in Chelsea is being reflected in the accompanying consolidated condensed balance sheets in other investments.
(2) On February 26, 1999, 150,000 shares of SPG's Series A Convertible Preferred stock were converted into 5,699,304 Paired Shares, with 59,249 shares of Series A Convertible Preferred stock remaining outstanding. Additionally, on March 1, 1999 another 152,346 Paired
     Shares were issued to the holders of the converted shares in lieu of the cash dividends allocable to these preferred shares.
<Page 18>
          The Simon Property Group 1998 Stock Incentive Plan
     At the time of the CPI Merger, Simon Group adopted `The Simon
Property Group 1998 Stock Incentive Plan' (the "1998 Plan"). The 1998
Plan provides for the grant of equity-based awards during the ten-year period following its adoption, in the form of options to purchase
Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. In March of 1999, 533,696 shares of restricted stock were awarded to executives related to 1998 performance. As of March 31, 1999, 1,813,011
Paired Shares of restricted stock, net of forfeitures, were deemed earned and awarded under the 1998 Plan. Approximately $2,713 and $1,347 relating to these programs were amortized in the three-month periods ended
March 31, 1999 and 1998, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of Simon Group over the vesting period.

Note 10 - Commitments and Contingencies

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

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On
October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v.
DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult to predict the ultimate outcome of this action, based on the information known to date, it is not expected that this action will have a material adverse effect on Simon Group.

     Roel Vento et al v. Tom Taylor et al. An affiliate of Simon Group is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. Simon Group is seeking to overturn the award and has appealed the verdict. Simon Group's appeal is pending. Although management is optimistic that they may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on Simon Group.
<Page 19>

     Simon Group currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on Simon Group's financial position or results of operations.

Note 11 - Related Party Transactions
      During the comparative periods, the SRC Operating Partnership received a substantial amount of its rental income from the SPG Operating Partnership, and from CPI for periods prior to the CPI Merger, for office space under lease.

Note 12 - New Accounting Pronouncements

     On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 will be effective for Simon Group beginning with the 2000 fiscal year and may not be applied retroactively. Management does not expect the impact of Statement 133 to be material to the financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.
    On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. The Companies have assessed the impact of this pronouncement and determined the impact to be immaterial to the financial statements.

Note 13 - Pending Acquisition

     On February 25, 1999 Simon Group entered into a definitive agreement with New England Development Company ("NED") to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.725 billion. On April 15, 1999, Simon Group executed a letter of intent to form a joint venture to acquire the portfolio, with Simon Group's ultimate ownership to be between 30% to 50%.

Note 14 - Subsequent Events

 On April 15, 1999, Simon Group sold the Three Dag
Hammarskjold office building and land (the former headquarters of CPI) in New York, New York for
$21,253. The SRC Operating Partnership, which owned the building, used the net proceeds of $11,753 related to the sale of the building primarily to repay the remaining $10,565 mortgage payable to the SPG Operating Partnership.
<Page 20>
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC. COMBINED

    Certain statements made in this report may constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forwardlooking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Simon Group to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; substantial indebtedness; conflicts of interests; maintenance of REIT status; risks related to the "year 2000 issue"; and environmental/safety requirements.

     Overview

    For financial reporting purposes, as of the close of business on September 24, 1998, the operating results include the CPI Merger described in Note 2 to the financial statements. As a result, the 1999 consolidated results of operations include an additional 17 regional malls, two office buildings and one community center, with an additional six regional malls being accounted for using the equity method of accounting.

 The following Property acquisitions, sales and opening (the
"Property Transactions"), also impacted Simon Group's results of operations in the comparative periods. On January 26, 1998, Simon Group acquired 100% of Cordova Mall in Pensacola, Florida for approximately $87.3 million. In March of 1998, Simon Group opened the approximately $13.3 million Muncie Plaza in Muncie, Indiana. On May 5, 1998, Simon Group acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG's common stock, valued at approximately $17.2 million. Effective June 1, 1998, Simon Group sold The Promenade for $33.5 million. Effective June 30, 1998, Simon Group sold Southtown Mall for $3.3 million. On December 7, 1998, Simon Group obtained a controlling 90% interest in The Arboretum, a community center in Austin, Texas.
On January 29, 1999, Simon Group acquired the remaining 15% ownership interests in Lakeline Mall and Lakeline Plaza. On February 26, 1999
Simon Group acquired the remaining 50% ownership interests in Century III Mall. (See Liquidity and Capital Resources for additional information on the Lakeline Mall, Lakeline Plaza and Century III purchases.)

     Results of Operations

For the Three Months Ended March 31, 1999 vs. the Three Months Ended March 31, 1998

     Total revenue increased $145.8 million or 48.6% for the three months ended March 31, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI
Merger ($116.6 million) and the Property
Transactions ($7.1 million). Excluding these items, total revenues increased $22.1 million or 7.4%, primarily due to an $11.1 million increase in minimum rent, a $7.0 million increase in tenant reimbursements and a $4.3 million increase in gains on the sales of real property.
The minimum rent increase results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and the $7.0 million increase in tenant reimbursements is offset by an increase in recoverable expenses.

    Total operating expenses increased $82.6 million, or 49.6%, for the three months ended March 31, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($69.8 million) and the Property Transactions
($4.2 million). Excluding these transactions, total operating expenses increased $8.6 million, or 5.2% primarily due to an $8.9 million increase in recoverable expenses, as described above, including a $2.7 million increase in snow removal.

     Interest expense increased $49.2 million, or 53.5% for the three months ended March 31, 1999, as compared to the same period in 1998. This increase is primarily a result of the CPI Merger ($41.5 million), the Property Transactions ($2.5 million) and incremental interest on borrowings under the Credit Facility to acquire a noncontrolling joint venture interest in twelve regional malls and two community centers (the "IBM Properties") in February 1998
($2.2 million). Excluding these transactions, interest expense increased $3.0 million.
<Page 21>

     Income from unconsolidated entities increased from $4.8 million in 1998 to $13.4 million in 1999, primarily from a $9.1 million increase in income from unconsolidated partnerships and joint ventures. This increase is primarily due to an increase in income from the IBM Properties ($3.2 million) and the CPI Merger ($8.4 million), partially offset by the increase in the amortization of the excess of the Operating Partnerships' investment over their share of the equity in the underlying net assets of unconsolidated jointventure Properties ($4.1 million).

     Income before allocation to limited partners was $65.6 million for the three months ended March 31, 1999, as compared to $45.1 million for the same period in 1998, reflecting an increase of $20.5 million, primarily for the reasons discussed above. Income before allocation to limited partners was allocated to the Companies based on the Companies' direct ownership of Ocean County Mall and certain net lease assets, and the Companies' preferred Unit preference and weighted average ownership interest in the Operating Partnerships during the period.

     Preferred distributions of subsidiary represent distributions on preferred stock of SPG Properties, Inc. (formerly "Simon DeBartolo
Group, Inc." prior to the CPI Merger), a 99.999% owned subsidiary of SPG.

     Liquidity and Capital Resources

     As of March 31, 1999, Simon Group's balance of cash and cash equivalents was approximately $91.1 million. In addition to its cash balance, Simon Group had a borrowing capacity on the Credit Facility of $907.8 million available after outstanding borrowings and letters of credit at March 31, 1999. Simon Group also has access to public equity and debt markets. The SPG Operating Partnership has a debt shelf registration statement under which $250 million in debt securities may be issued.
     Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to shareholders in accordance with REIT requirements. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from:
(i) excess cash generated from operating performance; (ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity raised in the public markets.

     On February 26, 1999, 150,000 shares of SPG's Series A Convertible Preferred stock were converted into 5,699,304 Paired Shares, with 59,249 shares of Series A Convertible Preferred stock remaining outstanding. Additionally, on March 1, 1999, another 152,346 Paired Shares were issued to the holders of the converted shares in lieu of the cash dividends allocable to these preferred shares.

     Sensitivity Analysis

     Simon Group's future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 1999, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $11.4 million per year, and would decrease the fair value of debt by approximately $900 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $11.4 million per year, and would increase the fair value of debt by approximately $1.2 billion.

     Financing and Debt

     At March 31, 1999, Simon Group had consolidated debt of $8,264 million, of which $6,378 million is fixed-rate debt bearing interest at a weighted average rate of 7.31% and $1,886 million is variable-rate debt bearing interest at a weighted average rate of 5.85%. As of March 31, 1999, Simon Group had interest rate protection agreements related to $938 million of consolidated variable-rate debt. Simon Group's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the three months ended March 31, 1999 or 1998.

     Scheduled principal payments of the Companies' share of consolidated indebtedness over the next five years is $3,905 million, with $4,216 million thereafter. Simon Group's combined ratio of consolidated debt-to-market capitalization was 53.0% and 51.2% at March 31, 1999 and December 31, 1998, respectively.

     In January of 1999 Simon Group retired the $22 million mortgage on North East Mall using cash from working capital. The paydown included a $1.8 million prepayment charge, which was recorded as an extraordinary loss.
<Page 22>

     On February 4, 1999, the SPG Operating Partnership completed the sale of $600 million of senior unsecured notes. These notes include two $300 million tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594 million primarily to retire the $450 million initial tranche of the Merger Facility and to pay $142 million on the outstanding balance of the Credit Facility.

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

     On January 29, 1999, Simon Group acquired the remaining 15% ownership interests in Lakeline Mall and Lakeline Plaza for $6.3 million cash from existing working capital. In addition, on March 1, 1999 Simon Group acquired the remaining 50% ownership interest in Century
III Mall for $57 million. The purchase price of the Century III Mall interest included the assumption of $33 million of mortgage indebtedness, with the remainder financed through the Credit Facility. Each of these Properties were previously accounted for using the equity method of accounting and are now accounted for using the consolidated method of accounting.
      On April 15, 1999, Simon Group sold the
Three Dag Hammarskjold office building and land
(the former headquarters of CPI) in New York, New York for $21.3 million. The SRC Operating Partnership, which owned the building, used the net proceeds of $11.8 million related to the sale of the building primarily to repay the remaining $10.6 million mortgage payable to the SPG Operating Partnership.

     Portfolio Restructuring. As a continuing part of Simon Group's longterm strategic plan, management is evaluating the potential sale of nonretail holdings, along with a number of retail assets that are no longer aligned with Simon
Group's strategic criteria. If these assets are sold, management expects the sale prices will not differ materially from the carrying value of the related assets.
     Development, Expansions and Renovations. Simon Group is involved in several development, expansion and renovation efforts.

   In January of 1999, The Shops at Sunset Place, a 510,000 square-foot destination-oriented retail and entertainment project, opened in South Miami, Florida. Simon Group owns 37.5% of this approximately $150 million specialty center.

Construction also continues on the following projects, which have an aggregate construction cost of approximately $711 million, Simon Group's share of which is approximately
$393 million:
     * Concord Mills, a 37.5%-owned value-oriented super regional mall project, containing approximately 1.4 million square feet of GLA, is scheduled to open in September of 1999 in Concord (Charlotte), North Carolina.
     * The Mall of Georgia, an approximately 1.6 million square foot regional mall project, is scheduled to open in August of 1999. Adjacent to the regional mall, The Mall of Georgia Crossing is an approximately 441,000 square-foot community shopping center project, which is also scheduled to open in August of 1999. Simon Group is funding 85% of the capital requirements of the project. Simon Group has a noncontrolling
       50% ownership interest in each of these
       development projects after the return of its equity and a 9% return thereon.
     * In addition to Mall of Georgia Crossing, two other new community center projects are under construction: The Shops at North East Mall and
       Waterford Lakes Town Center at a combined
       1,243,000 square feet of GLA.
     * Orlando Premium Outlets marks Simon Group's first project to be constructed in the partnership with Chelsea GCA Realty. This
       433,000 square-foot upscale outlet center is scheduled for completion in the summer of 2000 in Orlando, Florida.

A key objective of Simon Group is to increase the profitability and market share of its Properties through strategic renovations and expansions. Simon Group's share of projected costs to fund all renovation and expansion projects in 1999 is approximately $400 million, which includes approximately $56 million incurred in the first three months of 1999. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. Simon Group currently has seven major expansion and/or
<Page 23>
redevelopment projects under construction and in the preconstruction development stage with targeted 1999 completion dates. Included in combined investment properties at March 31, 1999 is approximately $240 million of construction in progress, with another $240 million in the unconsolidated joint venture investment properties.

     Distributions. The Companies declared a distribution of $0.505 per Paired Share in the first quarter of 1999. The current annual distribution rate is $2.02 per Paired Share.
Future common stock distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred distributions of $32.77 per share of SPG's Series A preferred stock and $1.625 per share of SPG's Series B preferred stock were paid during the first quarter of 1999.

 Investing and Financing Activities
     Cash used in investing activities for the three months ended March 31, 1999 of $89.8 million is primarily the result of acquisitions of $30.3 million, $101.0 million of capital expenditures, $19.0 million of investments in unconsolidated joint ventures, including $10.5 million in Orlando Premium Outlots, and $11.0 million of investments in and advances to the Management Company, partially offset by net distributions from unconsolidated entities of
$63.1 million, including $26.5 million from Westchester Mall and $14.0 million from Concord
Mills, and cash of $8.3 million from the consolidation of Century III Mall, Lakeline Mall and Lakeline Plaza. The $11.0 million investment in the Management Company is primarily to fund an additional investment in Group BEG.
Acquisitions includes $24.0 million for the remaining interest in Century III Mall and $6.3 million for the remaining interest Lakeline Mall and Lakeline Plaza. Capital expenditures includes development costs of $3.9 million, renovation and expansion costs of approximately
$76.7 million and tenant costs and other operational capital expenditures of approximately $20.3 million.
     Cash used in financing activities for the three months ended March 31, 1999 was $24.0 million and primarily includes net distributions of $140.3 million, partially offset by net borrowings of $116.3 million.

     EBITDA-Earnings from Operating Results before Interest, Taxes, Depreciation and Amortization

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

     Total EBITDA for the Properties increased from $282.4 million for the three months ended March 31, 1998 to $414.7 million for the same period in 1999, representing a 46.8% increase. This increase is primarily attributable to the CPI Merger ($96.8 million), the IBM Properties ($14.4 million) and the other Properties opened or acquired during 1998 and 1999 ($4.5 million), partially offset by a decrease from Properties sold in the comparative periods ($1.3 million). Excluding these items, EBITDA increased $17.9 million, or 6.3%, resulting from aggressive leasing of new and existing space and increased operating efficiencies. During this period operating profit margin increased from 64.0% to 64.3%.

     FFO-Funds from Operations

     FFO, as defined by the National Association of Real Estate Investment Trusts, means the consolidated net income of Simon Group and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on Simon Group's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance. Simon Group's method of calculating FFO may be different from the methods used by other REITs. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.
<Page 24>
     The following summarizes FFO of Simon Group and reconciles combined net income available to common shareholders to FFO for the periods presented:

                                           For the Three Months
                                             Ended March 31,
                                             1999       1998
(In thousands)
FFO of Simon Group                          $157,955  $108,907
                                            ========  ========
Reconciliation:
Income Before Extraordinary Items           $ 67,388  $ 45,124
Plus:
Depreciation and amortization from combined   89,537    58,079
consolidated Properties
Simon Group's share of depreciation and
amortization and extraordinary items from     20,530    14,804
unconsolidated affiliates
Less:
Minority interest portion of depreciation,
amortization and extraordinary items         (1,795)   (1,766)
Preferred dividends (including preferred    (17,705)   (7,334)
dividends of a subsidiary)                  --------   -------

FFO of Simon Group                          $157,955  $108,907

FFO Allocable to the Companies              $114,260  $ 69,015

     Portfolio Data

     The following operating statistics give effect to the CPI Merger for 1999 only. Statistics include all Properties except for the redevelopment area at Irving Mall, Charles Towne Square, Richmond Town Square and The Shops at Mission Viejo, which are all undergoing extensive redevelopment.

     Aggregate Tenant Sales Volume. For the three months ended March 31, 1999 compared to the same period in 1998, total reported retail sales at mall and freestanding GLA owned by Simon Group ("Owned GLA") in the regional malls increased $839 million or 41% from $2,051 million to $2,890 million, primarily as a result of the CPI Merger ($676 million), increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 86.1% at March 31, 1998, to 88.6% at March 31, 1999. Owned GLA has increased 12.8 million square feet from March 31, 1998, to March 31, 1999, primarily as a result of the CPI Merger (12.4 million).

     Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 13.1%, from $22.95 at March 31, 1998 to $25.95 at March 31, 1999.

     Inflation

     Inflation has remained relatively low during the past four years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling Simon Group to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable Simon Group to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing Simon Group's exposure to increases in costs and operating expenses resulting from inflation.
     However, inflation may have a negative impact on some of Simon Group's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.
<Page 25>
     Year 2000 Costs
     Simon Group has undertaken a project to identify and correct problems arising from the inability of information technology hardware and software systems to process dates after December 31, 1999. This Year 2000 project consists of two primary components. The first component focuses on Simon Group's key information technology systems (the "IT Component") and the second component focuses on the information systems of key tenants and key third party service providers as well as imbedded systems within common areas of substantially all of the Properties (the "Non-IT Component"). Key tenants include the 20 largest base rent contributors and anchor tenants with over 25,000 square feet of GLA. Key third party service providers are those providers whose Year 2000 problems, if not addressed, would be likely to have a material adverse effect on Simon Group's operations.

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

     Status of Project Through April 30, 1999

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

          Phase (1) and Phase (2) are complete and Phase (3) is in process. The assessment of compliance status of key tenants is approximately 90% complete, the assessment of compliance status of key third party service providers is approximately 85% complete, the assessment of compliance status of critical inventoried components at the Properties is approximately 90% complete and the assessment of compliance status of non-critical inventoried components at the Properties is approximately 89% complete. Simon Group expects to complete Phase (3) by May 31, 1999. The development of contingency or replacement plans (Phase (4)) is scheduled to be completed by June 30, 1999. Development of such plans is ongoing. Implementation of contingency and replacement plans (Phase (5)) has commenced and will continue throughout 1999 to the extent Year 2000 issues are identified. Any required testing (Phase (6)) is to be completed throughout the remainder of 1999.

     Costs. Simon Group estimates that it will spend approximately $1.5 million in incremental costs for its Year 2000 project. This amount is being incurred over a period that commenced in January 1997 and is expected to end in September 1999. Costs incurred through March 31, 1999 are estimated at approximately $600 thousand, including approximately $100 thousand in the three-month period ended March 31, 1999. Such amounts are expensed as incurred. These estimates do not include the costs expended by Simon Group following the DRC Merger for software, hardware and related costs necessary to upgrade its primary operating, financial accounting and billing systems, which allowed those systems to, among other things, become Year 2000 compliant.

     Risks. The most reasonably likely worst case scenario for Simon Group with respect to the Year 2000 problems would be disruptions in operations at the Properties. This could lead to reduced sales at the Properties and claims by tenants which would in turn adversely affect Simon Group's results of operations.

     Simon Group has not yet completed all phases of its Year 2000 project and Simon Group is dependent upon key tenants and key third party suppliers to make their information systems Year 2000 compliant. In addition, disruptions in the economy generally resulting from Year 2000 problems could have an adverse effect on Simon Group's operations.
<Page 26>
     Pending Acquisition

     As described in Note 13 to the financial statements, on February 25, 1999 Simon Group entered into a definitive agreement with NED to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.725 billion. On April 15, 1999, Simon Group executed a letter of intent to form a joint venture to acquire the portfolio, with Simon Group's ultimate ownership to be between 30% to 50%.

     Seasonality

     The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.
<Page 27>
Part II - Other Information

     Item 1:  Legal Proceedings

          None.

     Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.


          (b) Reports on Form 8-K

               One Form 8-K were filed during the current period.

                    On March 4, 1999 under Item 5 - Other Events, SPG reported that it made available additional ownership and operational information concerning the Companies, the Operating Partnerships, and the properties owned or managed as of December 31, 1998, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing.
<Page 28>

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SIMON PROPERTY GROUP, INC. AND
                                        SPG REALTY CONSULTANTS, INC.

                                        /s/
                                       John Dahl,
                                       Senior Vice President and Chief
                                       Accounting Officer
                                        (Principal Accounting Officer)

                                        Date: May 12, 1999
<Page 29>