Form 10-Q
period 1999-06-30
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 1999-08-13
CIK 1063761, 1067173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

     SIMON PROPERTY GROUP, INC.                SPG REALTY CONSULTANTS, INC.
     --------------------------                ----------------------------
    (Exact name of registrant as               (Exact name of registrant as
      specified in its charter)                  specified in its charter)

              Delaware                                    Delaware
              --------                                    --------
       (State of incorporation                    (State of incorporation
          or organization)                            or organization)

              001-14469                                  001-14469-01
              ---------                                  ------------
        (Commission File No.)                       (Commission File No.)

              046268599                                   13-2838638
              ---------                                   ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of August 7, 1999, 170,276,561 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding, and were paired with 1,734,805.61 shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc.

================================================================================

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                                   FORM 10-Q

                                     INDEX


PART I - FINANCIAL INFORMATION                                            PAGE

         Item 1:  Financial Statements - Introduction                        3

         Simon Property Group, Inc. and SPG Realty Consultants, Inc.:

                Combined Condensed Balance Sheets as of June 30, 1999
                  and December 31, 1998                                      4

                Combined Condensed Statements of Operations for the
                  three-month and six-month periods ended June 30, 1999
                  and 1998                                                   5

                Combined Condensed Statements of Cash Flows for the
                  six-month periods ended June 30, 1999 and 1998             6

         Simon Property Group, Inc.:

                Consolidated Condensed Balance Sheets as of June 30,
                  1999 and December 31, 1998                                 7

                Consolidated Condensed Statements of Operations for
                  the three-month and six-month periods ended June 30,
                  1999 and 1998                                              8

                Consolidated Condensed Statements of Cash Flows for
                  the six-month periods ended June 30, 1999 and 1998         9

         SPG Realty Consultants, Inc.:

                Consolidated Condensed Balance Sheets as of June 30,
                  1999 and December 31, 1998                                10

                Consolidated Condensed Statements of Operations for
                  the three-month and six-month periods ended June 30,
                  1999 and 1998                                             11

                Consolidated Condensed Statements of Cash Flows for
                  the six-month periods ended June 30, 1999 and 1998        12

         Notes to Unaudited Condensed Financial Statements                  13

         Item 2:  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     22

         Item 3: Qualitative and Quantitative Disclosure About Market Risk  29

PART II - OTHER INFORMATION

         Items 1 through 6                                                  30

SIGNATURE                                                                   31

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

         As described in Note 2 to the financial statements, Corporate Property Investors, Inc. was acquired by Simon DeBartolo Group, Inc. as of the close of business on September 24, 1998. Although Simon DeBartolo Group, Inc. became a subsidiary of Corporate Property Investors, Inc., the shareholders of Simon DeBartolo Group, Inc. became majority holders of the outstanding common stock of Corporate Property Investors, Inc. Accordingly, Simon DeBartolo Group, Inc. is the predecessor to Simon Property Group, Inc. for accounting and reporting purposes. In connection with the acquisition, Corporate Property Investors, Inc. and Corporate Realty Consultants, Inc. were renamed "Simon Property Group, Inc." and "SPG Realty Consultants, Inc.", respectively. See Note 1 to the financial statements for a description of the basis of presentation of the following unaudited financial statements.

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.
                       COMBINED CONDENSED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              June 30,      December 31,
                                                                                                1999            1998
                                                                                            ------------    ------------
ASSETS:
       Investment properties, at cost                                                       $ 12,398,346    $ 11,850,014
         Less-- accumulated depreciation                                                         908,950         722,371
                                                                                            ------------    ------------
                                                                                              11,489,396      11,127,643
       Goodwill, net                                                                              41,356          58,134
       Cash and cash equivalents                                                                 145,020         129,195
       Tenant receivables and accrued revenue, net                                               235,432         218,581
       Notes and advances receivable from Management Company and affiliate                       128,441         115,378
       Investment in partnerships and joint ventures, at equity                                1,077,868       1,306,753
       Investment in Management Company and affiliates                                            14,452          10,037
       Other investment                                                                           52,289          50,176
       Deferred costs and other assets                                                           236,140         228,965
       Minority interest                                                                          34,365          32,138
                                                                                            ------------    ------------
                                                                                            $ 13,454,759    $ 13,277,000
                                                                                            ============    ============

LIABILITIES:
       Mortgages and other indebtedness                                                     $  8,274,608    $  7,973,372
       Accounts payable and accrued expenses                                                     421,219         415,186
       Cash distributions and losses in partnerships and joint ventures, at equity                30,901          29,139
       Other liabilities                                                                          87,222          95,131
                                                                                            ------------    ------------
          Total liabilities                                                                    8,813,950       8,512,828
                                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIPS                                       1,010,032       1,015,634

PREFERRED STOCK OF SUBSIDIARY                                                                    339,463         339,329

SHAREHOLDERS' EQUITY:

       CAPITAL STOCK OF SIMON PROPERTY GROUP, INC.:

          Series A convertible preferred stock, 209,249 shares authorized,
            53,271 and 209,249 issued and outstanding, respectively                               68,073         267,393

          Series B convertible preferred stock, 5,000,000 shares authorized,
            4,844,331 issued and outstanding                                                     450,523         450,523

          Common stock, $.0001 par value, 400,000,000 shares authorized,
            and 170,252,399 and 163,571,031 issued and outstanding, respectively                      17              16

          Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000
            issued and outstanding                                                                     1               1

          Class C common stock, $.0001 par value, 4,000 shares authorized, issued and
            outstanding                                                                             --              --
       CAPITAL STOCK OF SPG REALTY CONSULTANTS, INC.:

          Common stock, $.0001 par value, 7,500,000 shares authorized,
            1,734,563.99 and 1,667,750.31 issued and outstanding, respectively                      --              --

       Capital in excess of par value                                                          3,268,615       3,083,213
       Accumulated deficit                                                                      (469,916)       (372,313)
       Unrealized gain on long-term investment                                                     1,657             126
       Unamortized restricted stock award                                                        (27,656)        (19,750)
                                                                                            ------------    ------------
          Total shareholders' equity                                                           3,291,314       3,409,209
                                                                                            ------------    ------------
                                                                                            $ 13,454,759    $ 13,277,000
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

                                                                 For the Three Months       For the Six Months
                                                                    Ended June 30,            Ended June 30,
                                                                ------------------------------------------------
                                                                   1999         1998         1999         1998
                                                                ---------    ---------    ---------    ---------
REVENUE:
    Minimum rent                                                $ 276,394    $ 186,474    $ 550,243    $ 370,934
    Overage rent                                                   14,586       10,701       28,026       20,483
    Tenant reimbursements                                         139,555       91,811      276,838      181,971
    Other income                                                   23,471       21,389       44,992       37,244
                                                                ---------    ---------    ---------    ---------
       Total revenue                                              454,006      310,375      900,099      610,632
                                                                ---------    ---------    ---------    ---------

EXPENSES:
    Property operating                                             72,003       50,479      140,507      100,258
    Depreciation and amortization                                  89,765       58,313      179,525      116,618
    Real estate taxes                                              44,123       28,764       91,043       58,959
    Repairs and maintenance                                        16,976       11,655       36,888       23,550
    Advertising and promotion                                      14,854        8,621       29,552       16,722
    Provision for credit losses                                     2,951          733        4,794        3,455
    Other                                                           6,691        6,584       14,249       12,177
                                                                ---------    ---------    ---------    ---------
       Total operating expenses                                   247,363      165,149      496,558      331,739
                                                                ---------    ---------    ---------    ---------

OPERATING INCOME                                                  206,643      145,226      403,541      278,893

INTEREST EXPENSE                                                  142,734       92,510      283,856      184,420
                                                                ---------    ---------    ---------    ---------
INCOME BEFORE MINORITY INTEREST                                    63,909       52,716      119,685       94,473

MINORITY INTEREST                                                  (3,688)      (2,154)      (5,503)      (3,596)
LOSSES ON SALES OF ASSETS, NET                                     (9,308)      (7,219)      (9,308)      (7,219)
INCOME TAX BENEFIT OF SRC                                           3,374         --          3,374         --
                                                                ---------    ---------    ---------    ---------
INCOME BEFORE UNCONSOLIDATED ENTITIES                              54,287       43,343      108,248       83,658

INCOME FROM UNCONSOLIDATED ENTITIES                                13,051          171       26,478        4,980
                                                                ---------    ---------    ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEMS                                  67,338       43,514      134,726       88,638

EXTRAORDINARY ITEMS                                                   (43)       7,024       (1,817)       7,024
                                                                ---------    ---------    ---------    ---------
INCOME BEFORE ALLOCATION TO LIMITED PARTNERS                       67,295       50,538      132,909       95,662

LESS:
    LIMITED PARTNERS' INTEREST IN  THE OPERATING PARTNERSHIPS      12,710       15,737       25,665       29,579
    PREFERRED DIVIDENDS OF SUBSIDIARY                               7,334         --         14,668         --
                                                                ---------    ---------    ---------    ---------

NET INCOME                                                         47,251       34,801       92,576       66,083

PREFERRED DIVIDENDS                                                (8,789)      (7,334)     (19,160)     (14,668)
                                                                ---------    ---------    ---------    ---------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                     $  38,462    $  27,467    $  73,416    $  51,415
                                                                =========    =========    =========    =========

BASIC EARNINGS PER COMMON PAIRED SHARE:
       Income before extraordinary items                        $    0.22    $    0.21    $    0.44    $    0.42
       Extraordinary items                                           --           0.04        (0.01)        0.04
                                                                ---------    ---------    ---------    ---------
       Net income                                               $    0.22    $    0.25    $    0.43    $    0.46
                                                                =========    =========    =========    =========

DILUTED EARNINGS PER COMMON PAIRED SHARE:
       Income before extraordinary items                        $    0.22    $    0.21    $    0.44    $    0.42
       Extraordinary items                                           --           0.04        (0.01)        0.04
                                                                ---------    ---------    ---------    ---------
       Net income                                               $    0.22    $    0.25    $    0.43    $    0.46
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

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.
                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND DOLLARS IN THOUSANDS)

                                                                           For the Six Months
                                                                             Ended June 30,
                                                                       --------------------------
                                                                          1999           1998
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $    92,576    $    66,083
     Adjustments to reconcile net income to net cash provided
       by operating activities--
         Depreciation and amortization                                     185,013        120,915
         Extraordinary items                                                 1,817         (7,024)
         Losses on sales of assets, net                                      9,308          7,219
         Limited partners' interest in the Operating Partnerships           25,665         29,579
         Preferred dividends of Subsidiary                                  14,668           --
         Straight-line rent                                                 (9,063)        (4,091)
         Minority interest                                                   5,503          3,596
         Equity in income of unconsolidated entities                       (26,478)        (4,980)
         Income tax benefit of SRC                                          (3,374)          --
     Changes in assets and liabilities--
         Tenant receivables and accrued revenue                             (1,475)         4,507
         Deferred costs and other assets                                    (5,292)        (1,866)
         Accounts payable, accrued expenses and other liabilities           (3,926)          (817)
                                                                       -----------    -----------
         Net cash provided by operating activities                         284,942        213,121
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions                                                          (99,254)      (243,355)
     Capital expenditures                                                 (201,238)      (126,776)
     Cash from acquisitions and consolidation of joint ventures, net        10,812          4,387
     Change in restricted cash                                                --            2,591
     Net proceeds from sales of assets                                      53,953         46,087
     Investments in unconsolidated entities                                (32,173)        (6,554)
     Distributions from unconsolidated entities                            163,542        113,426
     Investments in and advances to Management Company and affiliate       (13,063)       (17,045)
                                                                       -----------    -----------
         Net cash used in investing activities                            (117,421)      (227,239)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sales of common stock, net                                1,853         92,350
     Minority interest distributions, net                                   (8,142)        (6,326)
     Preferred dividends of Subsidiary                                     (14,668)          --
     Preferred dividends and distributions to shareholders                (192,734)      (126,698)
     Distributions to limited partners                                     (64,821)       (63,727)
     Mortgage and other note proceeds, net of transaction costs          1,091,808      1,485,545
     Mortgage and other note principal payments                           (964,992)    (1,373,360)
                                                                       -----------    -----------
         Net cash provided by (used in) financing activities              (151,696)         7,784
                                                                       -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            15,825         (6,334)

CASH AND CASH EQUIVALENTS, beginning of period                             129,195        109,699

                                                                       ===========    ===========
CASH AND CASH EQUIVALENTS, end of period                               $   145,020    $   103,365
                                                                       ===========    ===========



        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           June 30,      December 31,
                                                                                             1999            1998
                                                                                         ------------    ------------
ASSETS:
       Investment properties, at cost                                                    $ 12,390,785    $ 11,816,325
         Less-- accumulated depreciation                                                      907,741         710,012
                                                                                         ------------    ------------
                                                                                           11,483,044      11,106,313
       Goodwill, net                                                                           41,356          58,134
       Cash and cash equivalents                                                              142,236         127,626
       Tenant receivables and accrued revenue, net                                            234,710         217,798
       Notes and advances receivable from Management Company and affiliate                    128,441         115,378
       Note receivable from SRC Operating Partnership                                            --            20,565
       Investment in partnerships and joint ventures, at equity                             1,073,057       1,303,251
       Investment in Management Company and affiliates                                         14,452          10,037
       Other investment                                                                        52,289          50,176
       Deferred costs and other assets                                                        236,058         227,713
       Minority interest                                                                       34,365          32,138
                                                                                         ------------    ------------
                                                                                         $ 13,440,008    $ 13,269,129
                                                                                         ============    ============

LIABILITIES:
       Mortgages and other indebtedness                                                  $  8,273,822    $  7,972,381
       Notes payable to SRC Operating Partnership (Interest at 8%, due 2008)                    6,008          17,907
       Accounts payable and accrued expenses                                                  420,757         411,259
       Cash distributions and losses in partnerships and joint ventures, at equity             30,901          29,139
       Other liabilities                                                                       86,021          95,326
                                                                                         ------------    ------------
             Total liabilities                                                              8,817,509       8,526,012
                                                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP                                 1,004,975       1,009,646

PREFERRED STOCK OF SUBSIDIARY                                                                 339,463         339,329

SHAREHOLDERS' EQUITY:

       Series A convertible preferred stock, 209,249 shares authorized,
         53,271 and 209,249 issued and outstanding, respectively                               68,073         267,393

       Series B convertible preferred stock, 5,000,000 shares authorized,
         4,844,331 issued and outstanding                                                     450,523         450,523

       Common stock, $.0001 par value, 400,000,000 shares authorized,
         and 170,252,399 and 163,571,031 issued and outstanding, respectively                      17              16

       Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000
         issued and outstanding                                                                     1               1

       Class C common stock, $.0001 par value, 4,000 shares authorized, issued and
         outstanding                                                                             --              --

       Capital in excess of par value                                                       3,254,203       3,068,458
       Accumulated deficit                                                                   (468,757)       (372,625)
       Unrealized gain on long-term investment                                                  1,657             126
       Unamortized restricted stock award                                                     (27,656)        (19,750)
                                                                                         ------------    ------------
             Total shareholders' equity                                                     3,278,061       3,394,142
                                                                                         ------------    ------------
                                                                                         $ 13,440,008    $ 13,269,129
                                                                                         ============    ============


        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    For the Three Months       For the Six Months
                                                                       Ended June 30,            Ended June 30,
                                                                   ------------------------------------------------
                                                                     1999         1998         1999          1998
                                                                   ---------    ---------    ---------    ---------
REVENUE:
    Minimum rent                                                   $ 276,260    $ 186,474    $ 549,659    $ 370,934
    Overage rent                                                      14,586       10,701       28,026       20,483
    Tenant reimbursements                                            139,583       91,811      276,840      181,971
    Other income                                                      27,038       21,389       48,294       37,244
                                                                   ---------    ---------    ---------    ---------
       Total revenue                                                 457,467      310,375      902,819      610,632
                                                                   ---------    ---------    ---------    ---------

EXPENSES:
    Property operating                                                71,846       50,479      140,180      100,258
    Depreciation and amortization                                     89,738       58,313      179,217      116,618
    Real estate taxes                                                 44,102       28,764       90,887       58,959
    Repairs and maintenance                                           16,953       11,655       36,879       23,550
    Advertising and promotion                                         14,854        8,621       29,552       16,722
    Provision for credit losses                                        2,949          733        4,779        3,455
    Other                                                              6,747        6,584       14,429       12,177
                                                                   ---------    ---------    ---------    ---------
       Total operating expenses                                      247,189      165,149      495,923      331,739
                                                                   ---------    ---------    ---------    ---------

OPERATING INCOME                                                     210,278      145,226      406,896      278,893

INTEREST EXPENSE                                                     145,488       92,510      284,058      184,420
                                                                   ---------    ---------    ---------    ---------
INCOME BEFORE MINORITY INTEREST                                       64,790       52,716      122,838       94,473

MINORITY INTEREST                                                     (3,688)      (2,154)      (5,503)      (3,596)
LOSSES ON SALES OF ASSETS                                             (4,188)      (7,219)      (4,188)      (7,219)
                                                                   ---------    ---------    ---------    ---------
INCOME BEFORE UNCONSOLIDATED ENTITIES                                 56,914       43,343      113,147       83,658

INCOME FROM UNCONSOLIDATED ENTITIES                                   12,608          171       24,925        4,980
                                                                   ---------    ---------    ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEMS                                     69,522       43,514      138,072       88,638

EXTRAORDINARY ITEMS                                                      (43)       7,024       (1,817)       7,024
                                                                   ---------    ---------    ---------    ---------
INCOME BEFORE ALLOCATION TO LIMITED PARTNERS                          69,479       50,538      136,255       95,662

LESS:
    LIMITED PARTNERS' INTEREST IN  THE SPG OPERATING PARTNERSHIP      14,258       15,737       27,540       29,579
    PREFERRED DIVIDENDS OF SUBSIDIARY                                  7,334         --         14,668         --
                                                                   ---------    ---------    ---------    ---------

NET INCOME                                                            47,887       34,801       94,047       66,083

PREFERRED DIVIDENDS                                                   (8,789)      (7,334)     (19,160)     (14,668)
                                                                   ---------    ---------    ---------    ---------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                        $  39,098    $  27,467    $  74,887    $  51,415
                                                                   =========    =========    =========    =========

BASIC EARNINGS PER COMMON SHARE:
       Income before extraordinary items                           $    0.23    $    0.21    $    0.45    $    0.42
       Extraordinary items                                              0.00         0.04        (0.01)        0.04
                                                                   ---------    ---------    ---------    ---------
       Net income                                                  $    0.23    $    0.25    $    0.44    $    0.46
                                                                   =========    =========    =========    =========

DILUTED EARNINGS PER COMMON SHARE:
       Income before extraordinary items                           $    0.23    $    0.21    $    0.44    $    0.42
       Extraordinary items                                              0.00         0.04         --           0.04
                                                                   ---------    ---------    ---------    ---------
       Net income                                                  $    0.23    $    0.25    $    0.44    $    0.46
                                                                   =========    =========    =========    =========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                      (UNAUDITED AND DOLLARS IN THOUSANDS)

                                                                            For the Six Months
                                                                              Ended June 30,
                                                                        --------------------------
                                                                           1999           1998
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $    94,047    $    66,083
      Adjustments to reconcile net income to net cash provided
        by operating activities--
          Depreciation and amortization                                     184,705        120,915
          Extraordinary item                                                  1,817         (7,024)
          Losses on sales of assets                                           4,188          7,219
          Limited partners' interest in the SPG Operating Partnership        27,540         29,579
          Preferred dividends of Subsidiary                                  14,668           --
          Straight-line rent                                                 (9,065)        (4,091)
          Minority interest                                                   5,503          3,596
          Equity in income of unconsolidated entities                       (24,925)        (4,980)
      Changes in assets and liabilities--
          Tenant receivables and accrued revenue                             (1,435)         4,507
          Deferred costs and other assets                                    (6,439)        (1,866)
          Accounts payable, accrued expenses and other liabilities           (5,231)          (817)
                                                                        -----------    -----------
          Net cash provided by operating activities                         285,373        213,121
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions                                                          (99,254)      (243,355)
      Capital expenditures                                                 (198,958)      (126,776)
      Cash from acquisitions and consolidation of joint ventures, net        10,812          4,387
      Change in restricted cash                                                --            2,591
      Net proceeds from sales of assets                                      42,000         46,087
      Investments in unconsolidated entities                                (32,338)        (6,554)
      Note payment from the SRC Operating Partnership                        20,565           --
      Distributions from unconsolidated entities                            163,463        113,426
      Investments in and advances to Management Company and affiliate       (13,063)       (17,045)
                                                                        -----------    -----------
          Net cash used in investing activities                            (106,773)      (227,239)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common, net                                      1,253         92,350
      Minority interest distributions, net                                   (8,142)        (6,326)
      Preferred dividends of Subsidiary                                     (14,668)          --
      Preferred dividends and distributions to shareholders                (192,734)      (126,698)
      Distributions to limited partners                                     (64,821)       (63,727)
      Note payable to the SRC Operating Partnership                         (11,899)          --
      Mortgage and other note proceeds, net of transaction costs          1,091,808      1,485,545
      Mortgage and other note principal payments                           (964,787)    (1,373,360)
                                                                        -----------    -----------
          Net cash provided by (used in) financing activities              (163,990)         7,784
                                                                        -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             14,610         (6,334)

CASH AND CASH EQUIVALENTS, beginning of period                              127,626        109,699

                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                $   142,236    $   103,365
                                                                        ===========    ===========

        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     June 30,  December 31,
                                                                                       1999       1998
                                                                                     --------  ------------
ASSETS:
        Investment properties, at cost                                               $  7,561    $ 33,689
          Less-- accumulated depreciation                                               1,209      12,359
                                                                                     --------    --------
                                                                                        6,352      21,330
        Cash and cash equivalents                                                       2,784       1,569
        Note receivable from SPG Operating Partnership  (Interest at 8%, due 2008)      6,008      17,907
        Tenant receivables                                                                721         783
        Investments in joint ventures, at equity                                        4,811       3,502
        Other                                                                              83       1,510
                                                                                     --------    --------
                                                                                     $ 20,759    $ 46,601
                                                                                     ========    ========

LIABILITIES:
        Mortgages and other indebtedness                                             $    786    $    991
        Mortgage payable to the SPG Operating Partnership                                --        20,565
        Other liabilities                                                               1,663       3,990
                                                                                     --------    --------
               Total liabilities                                                        2,449      25,546
                                                                                     --------    --------

COMMITMENTS AND CONTINGENCIES (Note 10)

LIMITED PARTNERS' INTEREST IN THE SRC OPERATING PARTNERSHIP                             5,057       5,988

SHAREHOLDERS' EQUITY:

        Common stock, $.0001 par value, 7,500,000 shares authorized,
          1,734,563.99 and 1,667,750.31 issued and outstanding, respectively             --          --

        Capital in excess of par value                                                 29,519      29,861
        Accumulated deficit                                                           (16,266)    (14,794)
                                                                                     --------    --------
               Total shareholders' equity                                              13,253      15,067
                                                                                     --------    --------
                                                                                     $ 20,759    $ 46,601
                                                                                     ========    ========




        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                For the Three Months           For the Six Months
                                                                   Ended June 30,                 Ended June 30,
                                                          -------------------------------------------------------------
                                                              1999            1998            1999            1998
                                                          -------------   -------------   -------------   -------------
REVENUE:
     Minimum rent                                                $ 306         $ 1,165         $ 1,444         $ 1,947
     Tenant reimbursements                                          39             258             210             470
     Other income                                                  436             251             866             322
                                                          -------------   -------------   -------------   -------------
       Total revenue                                               781           1,674           2,520           2,739
                                                          -------------   -------------   -------------   -------------

EXPENSES:
     Property operating                                            267             553             706           1,094
     Depreciation and amortization                                  27             235             308             464
     Administrative and other                                      262           1,000             836           1,216
                                                          -------------   -------------   -------------   -------------
       Total operating expenses                                    556           1,788           1,850           2,774
                                                          -------------   -------------   -------------   -------------

OPERATING INCOME (LOSS)                                            225            (114)            670             (35)

INTEREST EXPENSE                                                (1,107)           (338)         (3,824)           (676)
LOSS ON SALES OF ASSETS, NET                                    (5,120)             --          (5,120)             --
INCOME TAX BENEFIT                                               3,374             123           3,374             190
                                                          -------------   -------------   -------------   -------------
LOSS BEFORE UNCONSOLIDATED ENTITIES                             (2,628)           (329)         (4,900)           (521)

INCOME FROM UNCONSOLIDATED ENTITIES                                443             127           1,553             274
                                                          -------------   -------------   -------------   -------------
LOSS BEFORE ALLOCATION TO LIMITED PARTNERS                      (2,185)           (202)         (3,347)           (247)

LESS -- LIMITED PARTNERS' INTEREST IN
     THE SRC OPERATING PARTNERSHIP                               1,548              --           1,875              --
                                                          -------------   -------------   -------------   -------------

NET LOSS                                                        $ (637)         $ (202)       $ (1,472)         $ (247)
                                                          =============   =============   =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                    $ (0.37)        $ (0.36)        $ (0.86)        $ (0.44)
                                                          =============   =============   =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                                      1,733,423.99      558,678.00    1,711,765.34      558,692.00
                                                          =============   =============   =============   =============






        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                      (UNAUDITED AND DOLLARS IN THOUSANDS)

                                                                     For the Six Months
                                                                       Ended June 30,
                                                                    --------------------
                                                                      1999        1998
                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (1,472)   $   (247)
      Adjustments to reconcile net loss to net cash
         provided by operating activities--
          Depreciation and amortization                                  308         464
          Loss on sales of assets, net                                 5,120        --
          Limited partners' interest in SRC Operating Partnership     (1,875)       --
          Straight-line rent                                               2        --
          Equity in income of unconsolidated entities                 (1,553)       (274)
          Income tax benefit                                          (3,374)       (190)
      Changes in assets and liabilities--
          Tenant receivables and other assets                            631         152
          Other liabilities                                              176         (30)
                                                                    --------    --------
          Net cash provided by (used in) operating activities         (2,037)       (125)
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                              (509)       (584)
      Investments in unconsolidated entities                            --        (2,833)
      Net proceeds from sales of assets                               11,953        --
      Note payment from the SPG Operating Partnership                 11,899        --
      Distributions from unconsolidated entities                          79      18,507
                                                                    --------    --------
          Net cash provided by investing activities                   23,422      15,090
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common stock, net                           600           3
      Distributions to shareholders                                     --          (537)
      Mortgage and other note proceeds, net of transaction costs        --         2,408
      Mortgage and other note principal payments                     (20,770)    (18,570)
                                                                    --------    --------
          Net cash used in financing activities                      (20,170)    (16,696)
                                                                    --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,215      (1,731)

CASH AND CASH EQUIVALENTS, beginning of period                         1,569       4,147

                                                                    --------    --------
CASH AND CASH EQUIVALENTS, end of period                            $  2,784    $  2,416
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

         Outstanding common shares of SPG are paired with 1/100th of a common share of SRC (together "Paired Shares"). SPG is a self-administrated and self-managed, paired-share real estate investment trust ("REIT"), and is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of June 30, 1999, Simon Group owned or held an interest in 241 income-producing properties in the United States, which consisted of 153 regional malls, 76 community shopping centers, four specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties"), and one asset in Europe. Simon Group also owned interests in one regional mall, one value-oriented super-regional mall, three community centers and one outlet center currently under construction and thirteen parcels of land held for future development. In addition, Simon Group holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company" -See Note 7). Simon Group holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Properties, as well as certain other regional malls and community shopping centers owned by third parties. The Companies owned 72.4% and 71.6% of the Operating Partnerships at June 30, 1999 and December 31, 1998, respectively.

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

         Net operating results of the Operating Partnerships are allocated to the Companies based first on the Companies' preferred unit preference, if applicable, and then on their remaining ownership interests in the Operating Partnerships during the period. The Companies' remaining weighted average ownership interests in the Operating Partnerships for the three-month and six-month periods ended June 30, 1999 were 72.4% and 72.1%, respectively. SPG's remaining weighted average ownership interest in the SPG Operating Partnership for the three-month and six-month periods ended June 30, 1998 were 63.6% and 63.5%, respectively. Prior to the CPI Merger, SRC owned its assets directly.

         SRC is taxed as a C Corporation, and thus is subject to income taxes on its earnings. SRC follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The valuation allowance related to SRC's tax accounts is adjusted as necessary based on management's expectations of SRC's ability to utilize its tax benefit carryforwards.

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

         To finance the cash portion of the CPI Merger consideration, $1.4 billion was borrowed under a new senior unsecured medium term bridge loan (the "Merger Facility"), which bears interest at a base rate of LIBOR plus 65 basis points and matures in three mandatory amortization payments (on June 22, 1999, March 24, 2000 and September 24, 2000) (See Note 8). An additional $237,000 was also borrowed under the SPG Operating Partnership's existing $1.25 billion unsecured revolving credit facility (the "Credit Facility"). In connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc." and CPI's paired share affiliate, CRC was renamed "SPG Realty Consultants, Inc." In addition SDG and SDG, LP were renamed "SPG Properties, Inc.", and "Simon Property Group, L.P.", respectively.

         Upon completion of the CPI Merger, SPG transferred substantially all of the CPI assets acquired, which consisted primarily of 23 regional malls, one community center, two office buildings and one regional mall under construction (other than one regional mall, Ocean County Mall, and certain net leased properties valued at approximately $153,100) and liabilities assumed (except that SPG remains a co-obligor with respect to the Merger Facility) of approximately $2.3 billion to the SPG Operating Partnership or one or more subsidiaries of the SPG Operating Partnership in exchange for 47,790,550 limited partnership interests and 5,053,580 preferred partnership interests in the SPG Operating Partnership. The preferred partnership interests carry the same rights and equal the number of preferred shares issued and outstanding as a direct result of the CPI Merger. Likewise, the net assets of SRC, with a carrying value of approximately $14,755, were transferred to the SRC Operating Partnership in exchange for partnership interests.

         The Companies accounted for the merger between SDG and the CPI merger subsidiary as a reverse purchase in accordance with Accounting Principles Board Opinion No. 16. Although paired shares of the former CPI and CRC were issued to SDG common stock holders and SDG became a substantially wholly owned subsidiary of CPI following the CPI Merger, CPI is considered the business acquired for accounting purposes. SDG is considered the acquiring company because the SDG common stockholders became majority holders of the common stock of SPG. The value of the consideration paid by SDG has been allocated to the estimated fair value of the CPI assets acquired and liabilities assumed which resulted in goodwill of $42,518, as adjusted. Goodwill is being amortized over the estimated life of the Properties acquired, which is 35 years. Accumulated amortization of goodwill as of June 30, 1999 and December 31, 1998 was $1,162 and $414, respectively. Purchase accounting will be finalized when SPG completes and implements its combined operating plan, which is expected to occur by the third quarter of 1999.

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

         PRO FORMA

         The following unaudited pro forma summary financial information excludes any extraordinary items and combines the consolidated results of operations of SPG and SRC as if the CPI Merger had occurred as of January 1, 1998, and was carried forward through June 30, 1998. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the CPI Merger had been consummated at January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                                             SIX MONTHS ENDED
                                                                               JUNE 30, 1998
                                                                             ----------------
Revenue                                                                             $820,931
                                                                             ================
Net income before allocation to limited partners (1)                                 125,211
                                                                             ================
Net income available to common shareholders                                           63,828
                                                                             ================
Net income per Paired Share (1)                                                      $  0.39
                                                                             ================
Net income per Paired Share - assuming dilution                                      $  0.39
                                                                             ================
Weighted average number of Paired Shares of common stock outstanding             163,904,309
                                                                             ================
Weighted average number of Paired Shares of common stock outstanding -
    assuming dilution                                                            164,293,510
                                                                             ================

    (1) Includes a net gain on the sales of assets of $38,075, or $0.17 on a basic earnings per Paired Share basis.

NOTE 3 - RECLASSIFICATIONS

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1999 presentation. These reclassifications have no impact on the net operating results previously reported.

NOTE 4 -  PER SHARE DATA

         Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. The weighted average number of shares used in the computation for the three-month periods ended June 30, 1999 and 1998 was 173,342,399 and 111,954,695, respectively. The weighted average number of shares used in the computation for the six-month periods ended June 30, 1999 and 1998 was 171,176,534 and 110,825,745, respectively. The diluted weighted average number of shares used in the computation for the three-month periods ended June 30, 1999 and 1998 was 173,609,740 and 112,381,667, respectively. The diluted weighted average number of shares used in the computation for the six-month periods ended June 30, 1999 and 1998 was 171,394,895 and 111,214,946, respectively.

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

         Both series of convertible preferred stock issued and outstanding during the comparative periods did not have a dilutive effect on earnings per share. Paired Units held by limited partners in the Operating Partnerships may be exchanged for Paired Shares, on a one-for-one basis in certain circumstances. If exchanged, the paired Units would not have a dilutive effect. The increase in weighted average shares outstanding under the diluted method over the basic method in every period presented for the Companies is due entirely to the effect of outstanding stock options. Basic earnings and diluted earnings were the same for all periods presented.

NOTE 5 - CASH FLOW INFORMATION

         Cash paid for interest, net of amounts capitalized, during the six months ended June 30, 1999 was $270,937 as compared to $186,614 for the same period in 1998. Accrued and unpaid distributions were $873 and $3,428 at June 30, 1999 and December 31,

1998, respectively, and represented distributions payable on SPG's 6.5% Series A Convertible Preferred Stock. See Notes 6 and 9 for information about non-cash transactions during the six months ended June 30, 1999.

NOTE 6 - OTHER ACQUISITIONS, DISPOSALS AND DEVELOPMENT

         During the first six months of 1999 Simon Group acquired the remaining ownership interests in four Properties for a total of approximately $147,500, including the assumption of approximately $48,500 of mortgage indebtedness. These purchases were funded primarily with borrowings from the Credit Facility. Each of the Properties purchased were previously accounted for using the equity method of accounting and are now accounted for using the consolidated method of accounting.

         On April 15, 1999, Simon Group sold the Three Dag Hammarskjold office building and land (the former headquarters of CPI) in New York, New York for $21,253, resulting in a loss of $5,155. The SRC Operating Partnership, which owned the building, used its $11,753 portion of the net proceeds primarily to repay the remaining $10,565 mortgage payable to the SPG Operating Partnership. The SPG Operating Partnership used its portion of the net proceeds along with the note repayment from the SRC Operating Partnership to pay down the outstanding balance on the Credit Facility. Also in the second quarter of 1999, one community shopping center was sold for $4,200, resulting in a loss of $4,188. In addition, on June 18, 1999, Simon Group sold its partnership interests in the management company of the Charles Hotel in Cambridge, Massachusetts and related land, resulting in a gain of $35. The net proceeds of approximately $28,500 were used to reduce the outstanding borrowings on the Credit Facility.

         In January of 1999, The Shops at Sunset Place opened in South Miami, Florida. Simon Group owns a noncontrolling 37.5% interest in this 510,000 square-foot destination-oriented retail and entertainment project.

NOTE 7 - INVESTMENT IN UNCONSOLIDATED ENTITIES

         PARTNERSHIPS AND JOINT VENTURES

         Summary financial information of Simon Group's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of Simon Group's investment in and share of income from such partnerships and joint ventures follow:

                                                              June 30,   December 31,
BALANCE SHEETS                                                  1999         1998
                                                             ----------  ------------
Assets:
  Investment properties at cost, net                         $4,191,102   $4,290,795
  Cash and cash equivalents                                     150,062      173,778
  Tenant receivables                                            135,109      140,579
  Other assets                                                  122,128      103,481
                                                             ----------   ----------
          Total assets                                       $4,598,401   $4,708,633
                                                             ==========   ==========

Liabilities and Partners' Equity:
  Mortgages and other indebtedness                           $3,000,058   $2,861,589
  Accounts payable, accrued expenses and other liabilities      200,390      227,677
                                                             ----------   ----------
          Total liabilities                                   3,200,448    3,089,266
  Partners' equity                                            1,397,953    1,619,367
                                                             ----------   ----------
          Total liabilities and partners' equity             $4,598,401   $4,708,633
                                                             ==========   ==========

Simon Group's Share of:
  Total assets                                               $1,759,605   $1,910,021
                                                             ==========   ==========
  Partners' equity                                           $  455,768   $  568,998
  Add: Excess Investment (See below)                            591,199      708,616
                                                             ----------   ----------
  Simon Group's Net Investment in Joint Ventures             $1,046,967   $1,277,614
                                                             ==========   ==========

                                                     For the Three             For the Six
                                                     Months Ended              Months Ended
                                                ----------------------    ----------------------
                                                        June 30,                 June 30,
                                                ----------------------    ----------------------
STATEMENTS OF OPERATIONS                          1999         1998         1999         1998
                                                ---------    ---------    ---------    ---------
REVENUE:
  Minimum rent                                  $ 125,359    $ 106,881    $ 252,492    $ 197,562
  Overage rent                                      4,679        4,988        8,521        7,810
  Tenant reimbursements                            60,080       44,782      119,686       86,658
  Other income                                      9,036        5,534       17,757       11,220
                                                ---------    ---------    ---------    ---------
     Total revenue                                199,154      162,185      398,456      303,250

Operating Expenses:
  Operating expenses and other                     71,329       56,866      142,613      107,503
  Depreciation and amortization                    36,335       31,835       71,065       61,625
                                                ---------    ---------    ---------    ---------

     Total operating expenses                     107,664       88,701      213,678      169,128
                                                ---------    ---------    ---------    ---------

Operating Income                                   91,490       73,484      184,778      134,122
Interest Expense                                   49,928       46,501       97,216       85,178
Extraordinary Losses                                 --             42         --             42
                                                ---------    ---------    ---------    ---------
Net Income                                         41,562       26,941       87,562       48,902
Third Party Investors' Share of Net Income         25,813       17,207       53,515       34,030
                                                ---------    ---------    ---------    ---------
Simon Group's Share of Net Income               $  15,749    $   9,734    $  34,047    $  14,872
Amortization of Excess Investment (See below)      (5,606)      (3,417)     (11,663)      (5,402)
                                                =========    =========    =========    =========
Income from Unconsolidated Entities             $  10,143    $   6,317    $  22,384    $   9,470
                                                =========    =========    =========    =========

         As of June 30, 1999 and December 31, 1998, the unamortized excess of Simon Group's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $591,199 and $708,616, respectively. This Excess Investment is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month periods ended June 30, 1999 and 1998 was $5,606 and $3,417, respectively. Amortization included in income from unconsolidated entities for the six-month periods ended June 30, 1999 and 1998 was $11,663 and $5,402, respectively.

         The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

         THE MANAGEMENT COMPANY

         The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to five wholly-owned Property, 25 non wholly-owned Properties, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. Simon Group's share of consolidated net income (loss) of the Management Company, after intercompany profit eliminations, was $2,908 and ($6,146) for the three-month periods ended June 30, 1999 and 1998, and was $4,094 and ($4,490) for the six-month periods ended June 30, 1999 and 1998, respectively.

NOTE 8 - DEBT

         At June 30, 1999, Simon Group had consolidated debt of $8,274,608, of which $6,369,823 was fixed-rate debt and $1,904,785 was variable-rate debt. Simon Group's pro rata share of indebtedness of the unconsolidated joint venture Properties as of June 30, 1999 was $1,250,367. As of June 30, 1999, Simon Group had interest-rate protection agreements related to $687,999 of its consolidated indebtedness. The agreements are generally in effect until the related variable-rate debt matures. Simon Group's hedging activity did not materially impact interest expense in the comparative periods.

         In January of 1999, Simon Group retired the $21,910 mortgage on North East Mall, which bore interest at 10% and had a stated maturity of September, 2000, using cash from working capital. The paydown included a $1,774 prepayment charge, which was recorded as an extraordinary loss. In June of 1999, a new $17,709 mortgage was placed on North East Mall bearing interest at 6.74%, with a stated maturity of May 2002. The net proceeds were added to working capital.

         On February 4, 1999, the SPG Operating Partnership completed the sale of $600,000 of senior unsecured notes. These notes included two $300,000 tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594,000 primarily to retire the $450,000 initial tranche of the Merger Facility and to pay $142,000 on the outstanding balance of the Credit Facility.

NOTE 9 - SHAREHOLDERS' EQUITY

         The following table summarizes the changes in the Companies' shareholders' equity since December 31, 1998.

                                   SPG     SPG Common  SRC Common   Unrealized    Capital in               Unamortized     Total
                                 Preferred    Stock       Stock       Gain on      Excess of  Accumulated  Restricted  Shareholders'
                                  Stock                           Investment (1)   Par Value    Deficit    Stock Award     Equity
                                 --------- ----------  ---------- -------------- ----------- ------------ ------------ -------------
Balance at December 31, 1998     $ 717,916   $    17     $   0        $   126     $3,083,213 $ (372,313)   $ (19,750)    $3,409,209

Conversion of 155,978 shares of
  Series A Preferred Stock into
  5,926,440 Paired Shares (2)    (199,320)         1                                 199,319                                     --

Common stock issued as dividend
  (153,890 Paired Shares) (2)                                                          4,030                                  4,030


Stock incentive program (523,050
  Paired Shares, net of                                                               13,273                 (13,273)            --
  forfeitures)

Amortization of stock incentive                                                                                 5,367         5,367

Stock options exercised (77,988
  Paired Shares)                                                                       1,906                                  1,906

Adjustment to the limited
  partners' interests in the
  Operating Partnerships                                                            (33,126)                               (33,126)

Distributions                                                                                  (190,179)                  (190,179)

                                 ---------   -------    ------      ---------     ---------- -----------   ----------    ----------
Subtotal                           518,596        18        --            126      3,268,615   (562,492)     (27,656)     3,197,207

Comprehensive Income:

Unrealized gain on investment (1)                                       1,531                                                 1,531

Net income                                                                                        92,576                     92,576

                                 ---------   -------    ------      ---------     ---------- -----------   ----------    ----------
Total Comprehensive Income              --        --        --          1,531             --      92,576           --        94,107

                                 =========   =======    ======      =========     ========== ===========   ==========    ==========
Balance at June 30, 1999         $ 518,596   $    18    $    0      $   1,657     $3,268,615 $ (469,916)   $ (27,656)    $3,291,314
                                 =========   =======    ======      =========     ========== ===========   ==========    ==========

(1) Amounts consist of the Companies' pro rata share of the unrealized gain resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, which Simon Group purchased on June 16, 1997. The investment in Chelsea is being reflected in the accompanying consolidated condensed balance sheets as other investment.

(2) On February 26, 1999, 150,000 shares of SPG's Series A Convertible Preferred stock were converted into 5,699,304 Paired Shares. On March 1, 1999 another 152,346 Paired Shares were issued to the holders of the converted shares in lieu of the cash dividends allocable to these preferred shares. Additionally, on May 10, 1999 another 5,978 shares of SPG's Series A Convertible Preferred stock were converted into 227,136 Paired Shares, with another 1,544 Paired Shares issued in lieu of the cash dividends allocable to those preferred shares. At June 30, 1999, 53,271 shares of Series A Convertible Preferred stock remained outstanding.

                  THE SIMON PROPERTY GROUP 1998 STOCK INCENTIVE PLAN

         At the time of the CPI Merger, Simon Group adopted The Simon Property Group 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption, in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. In March of 1999, 533,696 Paired Shares of restricted stock were awarded to executives related to 1998 performance. As of June 30, 1999, 1,810,275 Paired Shares of restricted stock, net of forfeitures, were deemed earned and awarded under the 1998 Plan. Approximately $2,654 and $3,100 relating to these programs were amortized in the three-month periods ended June 30, 1999 and 1998, respectively and approximately $5,367 and $4,447 relating to these programs were amortized in the six-month periods ended June 30, 1999 and 1998, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of Simon Group over the vesting period.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

                  LITIGATION

         Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs are all principals or affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). The plaintiffs alleged in their complaint that the SPG Operating Partnership engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the SPG Operating Partnership's acquisition by tender offer of shares in RPT, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the SPG Operating Partnership against Jacobs in federal district court in New York, wherein the SPG Operating Partnership alleged that Jacobs and other parties had engaged, or were engaging in activity which violated Section 10(b) of the Securities Exchange Act of 1934, as well as certain rules promulgated thereunder. Plaintiffs in the Ohio action are seeking compensatory damages in excess of $200,000, punitive damages and reimbursement for fees and expenses. Simon Group moved to dismiss certain of plaintiffs' claims. On March 31, 1999, the Ohio trial court dismissed the claims for malicious prosecution and abuse of process as to all plaintiffs other than Jacobs Group, Inc. On May 7, 1999, the trial court dismissed the claim of Jacobs Group, Inc. for abuse of process. On May 21, 1999, SPG Operating Partnership filed its answer to the complaint and asserted counterclaims against Jacobs Group, Inc. for tortious interference with prospective business relations and contracts, unfair competition, breach of fiduciary duty and breach of contract seeking damages in excess of $425,000. On July 28, 1999, United States Court of Appeals, Second Circuit, reversed the trial court's previously-imposed sanction against the SPG Operating Partnership. It is difficult to predict the ultimate outcome of this action and there can be no assurance that the SPG Operating Partnership will receive a favorable verdict. Based upon the information known at this time, in the opinion of management, it is not expected that this action will have a material adverse effect on Simon Group.

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

         Roel Vento et al v. Tom Taylor et al. An affiliate of Simon Group is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. Simon Group appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,384 plus interest. Simon Group intends to file a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and revise the determination of the Appellate Court. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on Simon Group.

         Simon Group currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on Simon Group's financial position or results of operations.

NOTE 11 - RELATED PARTY TRANSACTIONS

         Until April 15, 1999, when the Three Dag Hammarskjold building was sold, the SRC Operating Partnership received a substantial amount of its rental income from the SPG Operating Partnership for office space under lease. During the period prior to the CPI Merger, such rent was received from CPI.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

         On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS 133 will be effective for Simon Group beginning with the 2001 fiscal year and may not be applied retroactively. Management does not expect the impact of SFAS 133 to be material to the financial statements. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

         On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. The Companies have assessed the impact of this pronouncement and determined the impact to be immaterial to the financial statements.

NOTE 13 - PENDING ACQUISITION

         On February 25, 1999 Simon Group entered into a definitive agreement with New England Development Company ("NED") to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.7 billion. On April 15, 1999, Simon Group executed a letter of intent to form a joint venture to acquire the portfolio, with Simon Group's initial ownership to be approximately 50%. The joint venture intends to complete the purchase of ten of such regional malls in August of 1999 and up to four more by the end of 1999.

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

         OVERVIEW

         For financial reporting purposes, as of the close of business on September 24, 1998, the operating results include the CPI Merger described in
Note 2 to the financial statements. As a result, the 1999 consolidated results of operations include an additional 17 regional malls, two office buildings (one of which was sold on April 15, 1999, as described below) and one community center, with an additional six regional malls being accounted for using the equity method of accounting.

         The following Property acquisitions, sales and opening (the "Property Transactions"), also impacted Simon Group's consolidated results of operations in the comparative periods. On January 26, 1998, Simon Group acquired 100% of Cordova Mall in Pensacola, Florida for approximately $87.3 million. In March of 1998, Simon Group opened the approximately $13.3 million Muncie Plaza in Muncie, Indiana. On May 5, 1998, Simon Group acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG's common stock, valued at approximately $17.2 million. Effective June 1, 1998, Simon Group sold The Promenade for $33.5 million. Effective June 30, 1998, Simon Group sold Southtown Mall for $3.3 million. On December 7, 1998, Simon Group obtained a controlling 90% interest in The Arboretum, a community center in Austin, Texas for approximately $40.5 million. On January 29, 1999, Simon Group acquired the remaining 15% ownership interests in Lakeline Mall and Lakeline Plaza for approximately $21.8 million. On February 26, 1999 Simon Group acquired the remaining 50% ownership interests in Century III Mall for approximately $57.0 million. On April 15, 1999, Simon Group sold the Three Dag Hammarskjold office building and land (the former headquarters of CPI) in New York, New York for $21.3 million. On May 20, 1999, Simon Group sold Cohoes Commons for $4.2 million. (See Liquidity and Capital Resources for additional information on 1999 acquisitions and dispositions.)

         RESULTS OF OPERATIONS

For the Three Months ended June 30, 1999 vs. the Three Months Ended June 30,
1998

         Total revenue increased $143.6 million or 46.3% for the three months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($120.6 million) and the Property Transactions ($10.2 million). Excluding these items, total revenues increased $12.9 million or 4.1%, primarily due to a $10.5 million increase in minimum rent and a $6.0 million increase in tenant reimbursements. The 5.6% comparable increase in minimum rent results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents, while the $6.0 million increase in tenant reimbursements is offset by a similar increase in recoverable expenses.

         Total operating expenses increased $82.2 million or 49.8% for the three months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($68.3 million) and the Property Transactions ($7.1 million). Excluding these transactions, total operating expenses increased $6.8 million or 4.1%, primarily due to a $6.0 million increase in recoverable expenses, which is offset by an increase in tenant reimbursements, as described above.

         Interest expense increased $50.2 million, or 54.3% for the three months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily a result of the CPI Merger ($42.9 million), the Property Transactions ($4.1 million), and additional interest ($1.0 million) on indebtedness incurred by the SPG Operating Partnership, the net proceeds of which were used to retire mortgage indebtedness on one of the joint venture Properties and to pay down the Credit Facility. Excluding these transactions, interest expense increased $2.2 million.

         The $3.4 million income tax benefit in 1999 represents SRC's pro rata share of the SRC Operating Partnership's current year losses and the realization of tax carryforward benefits for which a valuation allowance was previously provided.

         Income from unconsolidated entities increased from $0.2 million in 1998 to $13.1 million in 1999, resulting from a $3.8 million increase in income from unconsolidated partnerships and joint ventures and a $9.1 million increase in income from the Management Company. The increase in income from unconsolidated partnerships and joint ventures is primarily due to the CPI Merger ($3.1 million).

         The $7.0 million extraordinary gain in 1998 is the result of a gain on forgiveness of debt ($5.2 million) and the write-off of the premium on such indebtedness ($1.8 million).

         Income before allocation to limited partners was $67.3 million for the three months ended June 30, 1999, as compared to $50.5 million for the same period in 1998, reflecting an increase of $16.8 million, primarily for the reasons discussed above. Income before allocation to limited partners was allocated to the Companies based on the Companies' direct ownership of Ocean County Mall and certain net lease assets, and the Companies' preferred Unit preference and weighted average ownership interest in the Operating Partnerships during the period. In addition, SRC recognizes an income tax provision (benefit) on its pro rata share of the earnings (losses) of the SRC Operating Partnership.

         Preferred distributions of subsidiary represent distributions on preferred stock of SPG Properties, Inc. (formerly "Simon DeBartolo Group, Inc." prior to the CPI Merger), a 99.999% owned subsidiary of SPG.


For the Six Months ended June 30, 1999 vs. the Six Months Ended June 30, 1998

         Total revenue increased $289.5 million or 47.4% for the six months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($237.2 million) and the Property Transactions ($17.3 million). Excluding these items, total revenues increased $35.0 million or 5.7%, primarily due to a $21.6 million increase in minimum rent and a $13.0 million increase in tenant reimbursements. The 5.8% comparable increase in minimum rent results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents, while the $13.0 million increase in tenant reimbursements was offset by an increase in recoverable expenses.

         Total operating expenses increased $164.8 million or 49.7% for the six months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($138.1 million) and the Property Transactions ($11.3 million). Excluding these transactions, total operating expenses increased $15.4 million or 4.6%, primarily due to a $14.9 million increase in recoverable expenses, which was offset by an increase in tenant reimbursements, as described above.

         Interest expense increased $99.4 million, or 53.9% for the six months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily a result of the CPI Merger ($84.4 million), the Property Transactions ($6.6 million), and additional interest ($2.0 million) on indebtedness incurred by the SPG Operating Partnership, the net proceeds of which were used to retire mortgage indebtedness on one of the joint venture Properties and to pay down the Credit Facility and incremental interest on borrowings under the Credit Facility to acquire a noncontrolling joint venture interest in twelve regional malls and two community centers (the "IBM Properties") in February 1998 ($2.2 million). Excluding these transactions, interest expense increased $4.2 million.

         The $3.4 million income tax benefit in 1999 represents SRC's pro rata share of the SRC Operating Partnership's current year losses and the realization of tax carryforward benefits for which a valuation allowance was previously provided.

         Income from unconsolidated entities increased from $5.0 million in 1998 to $26.5 million in 1999, resulting from a $12.9 million increase in income from unconsolidated partnerships and joint ventures and a $8.6 million increase in income from the Management Company. The increase in income from unconsolidated partnerships and joint ventures is primarily due to the CPI Merger ($8.8 million) and the IBM Properties ($3.3 million).

         The $1.8 million extraordinary loss in 1999 is the result of refinancing mortgage indebtedness. The $7.0 million extraordinary gain in 1998 is the result of a gain on forgiveness of debt ($5.2 million) and the write-off of the premium on such indebtedness ($1.8 million).

         Income before allocation to limited partners was $132.9 million for the six months ended June 30, 1999, as compared to $95.7 million for the same period in 1998, reflecting an increase of $37.2 million, primarily for the reasons discussed above. Income before allocation to limited partners was allocated to the Companies based on the Companies' direct ownership of Ocean County Mall and certain net lease assets, and the Companies' preferred Unit preference and weighted average ownership interest in the Operating Partnerships during the period. In addition, SRC recognizes an income tax provision (benefit) on its pro rata share of the earnings (losses) of the SRC Operating Partnership.

         Preferred distributions of subsidiary represent distributions on preferred stock of SPG Properties, Inc. (formerly "Simon DeBartolo Group, Inc." prior to the CPI Merger), a 99.999% owned subsidiary of SPG.


         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, Simon Group's balance of cash and cash equivalents was approximately $145.0 million. In addition to its cash balance, Simon Group had a borrowing capacity on the Credit Facility of $926.0 million available after outstanding borrowings at June 30, 1999. Simon Group also has access to public equity and debt markets. The SPG Operating Partnership has a debt shelf registration statement under which $250 million in debt securities may be issued.

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

         On February 26, 1999, 150,000 shares of SPG's Series A Convertible Preferred stock were converted into 5,699,304 Paired Shares. On March 1, 1999, another 152,346 Paired Shares were issued to the holders of the converted shares in lieu of the cash dividends allocable to these preferred shares. Additionally, on May 10, 1999 another 5,978 shares of SPG's Series A Convertible Preferred stock were converted into 227,136 Paired Shares, with another 1,544 Paired Shares issued in lieu of the cash dividends allocable to those preferred shares. At June 30, 1999, 53,271 shares of Series A Convertible Preferred stock remained outstanding.

         Sensitivity Analysis

         Simon Group's future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 1999, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $13.4 million per year, and would decrease the fair value of debt by approximately $670 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $14.0 million per year, and would increase the fair value of debt by approximately $870 million.

         Financing and Debt

         At June 30, 1999, Simon Group had consolidated debt of $8,275 million, of which $6,370 million is fixed-rate debt bearing interest at a weighted average rate of 7.3% and $1,905 million is variable-rate debt bearing interest at a weighted average rate of 5.9%. As of June 30, 1999, Simon Group had interest rate protection agreements related to $688 million of consolidated variable-rate debt. Simon Group's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the six months ended June 30, 1999 or 1998.

         Scheduled principal payments of the Companies' share of consolidated indebtedness over the next five years is $3,918 million, with $4,216 million thereafter. Simon Group's combined ratio of consolidated debt-to-market capitalization was 54.8% and 51.2% at June 30, 1999 and December 31, 1998, respectively.

         In January of 1999 Simon Group retired the $22 million mortgage on North East Mall, which bore interest at 10% and had a stated maturity of September, 2000, using cash from working capital. The paydown included a $1.8 million prepayment charge, which was recorded as an extraordinary loss. In June of 1999, a new $17.7 million mortgage was placed on North East Mall bearing interest at 6.74%, with a stated maturity of May 2002. The net proceeds were added to working capital.

         On February 4, 1999, the SPG Operating Partnership completed the sale of $600 million of senior unsecured notes. These notes included two $300 million tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594 million primarily to retire the $450 million initial tranche of the Merger Facility and to pay $142 million on the outstanding balance of the Credit Facility.

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

         During the first six months of 1999 Simon Group acquired the remaining ownership interests in four Properties for a total of approximately $147.5 million, including the assumption of approximately $48.5 million of mortgage indebtedness. These purchases were funded primarily with borrowing from the Credit Facility. Each of the Properties purchased were previously accounted for using the equity method of accounting and are now accounted for using the consolidated method of accounting.

         Dispositions

         On April 15, 1999, Simon Group sold the Three Dag Hammarskjold office building and land (the former headquarters of CPI) in New York, New York for $21.3 million, resulting in a loss of $5.2 million. The SRC Operating Partnership, which owned the building, used its $11.8 million portion of the net proceeds primarily to repay the remaining $10.6 million mortgage payable to the SPG Operating Partnership. The SPG Operating Partnership used its portion of the net proceeds along with the note repayment from the SRC Operating Partnership to pay down the outstanding balance on the Credit Facility.

         Also in the second quarter of 1999, one community shopping center was sold for $4.2 million, resulting in a loss of $4.2 million. In addition, Simon Group sold its partnership interests in the management company of the Charles Hotel in Cambridge, Massachusetts and related land, resulting in a minimal gain. The net proceeds of approximately $28.5 million, were used to reduce the outstanding borrowings on the Credit Facility.

         Portfolio Restructuring. In addition to the Property sales described above, Simon Group is continuing to evaluate the potential sale of its remaining non-retail holdings, along with a number of retail assets that are no longer aligned with Simon Group's strategic criteria. If these assets are sold, management expects the sale prices will not differ materially from the carrying value of the related assets.

         Development, Expansions and Renovations. Simon Group is involved in several development, expansion and renovation efforts.

         In January of 1999, The Shops at Sunset Place, a 510,000 square-foot destination-oriented retail and entertainment project, opened in South Miami, Florida. Simon Group owns 37.5% of this approximately $150 million specialty center.

         Construction also continues on the following projects, which have an aggregate construction cost of approximately $720 million, of which Simon Group's share is approximately $395 million:

         o Concord Mills, a 37.5%-owned value-oriented super regional mall project, containing approximately 1.4 million square feet of GLA, is scheduled to open in September of 1999 in Concord (Charlotte), North Carolina.

         o The Mall of Georgia, an approximately 1.6 million square foot regional mall project, is scheduled to open in August of 1999. Adjacent to the regional mall, The Mall of Georgia Crossing is an approximately 441,000 square-foot community shopping center project, which is also scheduled to open in August of 1999. Simon Group is funding 85% of the capital requirements of the project. Simon Group has a noncontrolling 50% ownership interest in each of these development projects after the return of its equity and a 9% return thereon.

         o In addition to Mall of Georgia Crossing, two other new community center projects are under construction: The Shops at North East Mall and Waterford Lakes Town Center at a combined 1,261,000 square feet of GLA, which are each scheduled to open in November of 1999.

         o Orlando Premium Outlets marks Simon Group's first project to be constructed in the partnership with Chelsea GCA Realty. This 433,000 square-foot upscale outlet center is scheduled for completion in the summer of 2000 in Orlando, Florida.


         A key objective of Simon Group is to increase the profitability and market share of its Properties through strategic renovations and expansions. Simon Group's share of projected costs to fund all renovation and expansion projects in 1999 is approximately $400 million, which includes approximately $150 million incurred in the first six months of 1999. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. Simon Group currently has nine major expansion and/or redevelopment projects under construction and in the preconstruction development stage with targeted 1999 completion dates. Included in combined investment properties at June 30, 1999 is approximately $330 million of construction in progress, with another $300 million in the unconsolidated joint venture investment properties.

         Distributions. The Companies declared a distribution of $0.505 per Paired Share in each of the first two quarters of 1999. The current annual distribution rate is $2.02 per Paired Share. Future common stock distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred distributions of $65.54 per share of SPG's Series A preferred stock and $3.25 per share of SPG's Series B preferred stock were declared during the first six months of 1999.

         INVESTING AND FINANCING ACTIVITIES

         Cash used in investing activities for the six months ended June 30, 1999 of $117.4 million is primarily the result of $201.2 million of capital expenditures; acquisitions of $99.3 million; $32.2 million of investments in unconsolidated joint ventures; and $13.1 million of investments in and advances to the Management Company, partially offset by distributions from unconsolidated entities of $163.5 million; net proceeds from the sales of assets of $54.0 million; and cash of $10.8 million from the consolidations of Haywood Mall, Century III Mall, Lakeline Mall and Lakeline Plaza. Capital expenditures includes development costs of $14.8 million, renovation and expansion costs of approximately $158.5 million and tenant costs and other operational capital expenditures of approximately $27.9 million. Acquisitions includes $69.0 million, $24.0 million and $6.3 million for the remaining interests in Haywood Mall, Century III Mall and Lakeline Mall and Plaza, respectively. Investments in unconsolidated joint ventures is primarily $11.5 million in Florida Mall and $11.2 million in Orlando Premium Outlots. Distributions from unconsolidated entities includes $44.9 million, $33.1 million, $27.4 million and $14.4 million derived primarily from incremental borrowings on Gwinnett Place, Town Center at Cobb, Westchester Mall and Concord Mills, respectively. Net proceeds from the sales of assets is made up of $28.5 million, $21.3 million and $4.2 million from the sales of the partnership interests in the management company of the Charles Hotel and related land, the Three Dag Hammarskjold office building and Cohoes Center, respectively. The $13.1 million investment in the Management Company is primarily to fund an additional investment in Groupe BEG, which represents Simon Group's interests in retail real estate in Europe.

         Cash used in financing activities for the six months ended June 30, 1999 was $151.7 million and primarily includes net distributions of $278.5 million, partially offset by net borrowings of $126.8 million.

         EBITDA--EARNINGS FROM OPERATING RESULTS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

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

         Total EBITDA for the Properties increased from $591.3 million for the six months ended June 30, 1998 to $838.9 million for the same period in 1999, representing a 41.9% increase. This increase is primarily attributable to the CPI Merger ($197.5 million), the IBM Properties ($14.4 million) and the other Properties opened or acquired during 1998 and 1999 ($7.9 million), partially offset by a decrease from Properties sold in the comparative periods ($2.3 million). Excluding these items, EBITDA increased $30.2 million, or 5.1%, resulting from aggressive leasing of new and existing space and increased operating efficiencies. During this period operating profit margin decreased slightly from 64.7% to 64.6%.

         FFO-FUNDS FROM OPERATIONS

         FFO, as defined by the National Association of Real Estate Investment Trusts, means the consolidated net income of Simon Group and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on Simon Group's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing performance. Simon Group's method of calculating FFO may be different from the methods used by other REITs. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.

         The following summarizes FFO of Simon Group and reconciles combined income before extraordinary items to FFO for the periods presented:

                                                   For the Three Months       For the Six Months
                                                      Ended June 30,            Ended June 30,
                                                  ----------------------    ----------------------
                                                    1999         1998         1999         1998
                                                  ---------    ---------    ---------    ---------
(In thousands)
FFO of Simon Group                                $ 170,573    $ 115,957    $ 328,528    $ 224,864
                                                  =========    =========    =========    =========

Reconciliation:
Income Before Extraordinary Items                 $  67,338    $  43,514    $ 134,726    $  88,638
Plus:
    Depreciation and amortization from combined
     consolidated Properties                         89,544       58,082      179,081      116,161
    Simon Group's share of depreciation and
     amortization and extraordinary items from
     unconsolidated affiliates                       20,761       16,304       41,291       31,108
    Loss on the sale of real estate                   9,308        7,219        9,308        7,219
Less:
    Minority interest portion of depreciation,
     amortization and extraordinary items              (255)      (1,828)      (2,050)      (3,594)
    Preferred dividends (including preferred
     dividends of a subsidiary)                     (16,123)      (7,334)     (33,828)     (14,668)
                                                  ---------    ---------    ---------    ---------

FFO of Simon Group                                $ 170,573    $ 115,957    $ 328,528    $ 224,864
                                                  =========    =========    =========    =========

FFO Allocable to the Companies                    $ 125,099    $  73,719    $ 239,359    $ 142,734
                                                  =========    =========    =========    =========


         PORTFOLIO DATA

         The following operating statistics give effect to the CPI Merger for 1999 only. Statistics include all Properties except Charles Towne Square, Richmond Town Square, The Shops at Mission Viejo, and the redevelopment area at Irving Mall, which are all undergoing extensive redevelopments.

         Aggregate Tenant Sales Volume. For the six months ended June 30, 1999 compared to the same period in 1998, total reported retail sales at mall and freestanding GLA owned by Simon Group ("Owned GLA") in the regional malls increased $1,753 million or 41.7% from $4,200 million to $5,953 million, primarily as a result of the CPI Merger ($1,408 million), increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

         Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 87.0% at June 30, 1998, to 88.4% at June 30, 1999. Owned GLA has increased 13.5 million square feet from June 30, 1998, to June 30, 1999, primarily as a result of the CPI Merger (12.4 million).

         Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 13.2%, from $23.10 at June 30, 1998 to $26.15 at June 30, 1999.

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

         The IT Component of the Year 2000 project is being managed by the information services department of Simon Group who have actively involved other disciplines within Simon Group which are directly impacted by an IT Component of the project. The Non-IT Component is being managed by a steering committee of 25 employees, including senior executives of a number of Simon Group's departments. In addition, outside consultants have been engaged to assist in the Non-IT Component.

         STATUS OF PROJECT THROUGH JULY 31, 1999

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

                  Phase (1) and Phase (2) are complete and Phase (3) is in process. The assessment of compliance status of key tenants is approximately 90% complete, the assessment of compliance status of key third party service providers is approximately 91% complete, the assessment of compliance status of critical inventoried components at the Properties is approximately 90% complete and the assessment of compliance status of non-critical inventoried components at the Properties is approximately 90% complete. Simon Group expects to complete Phase (3) by August 31, 1999. The development of contingency or replacement plans (Phase (4)) is scheduled to be completed by August 31, 1999. Development of such plans is ongoing. Implementation of contingency and replacement plans (Phase (5)) is ongoing and will continue throughout 1999 to the extent Year 2000 issues are identified. Testing is in process. Testing of critical inventoried components is scheduled to be completed by September 30, 1999.

         Costs. Simon Group estimates that it will spend approximately $1.5 million in incremental costs for its Year 2000 project. This amount is being incurred over a period that commenced in January 1997 and is expected to end in September 1999. Costs incurred through June 30, 1999 are estimated at approximately $600 thousand, including approximately $100 thousand in the six-month period ended June 30, 1999. Such amounts are expensed as incurred. These estimates do not include the costs expended by Simon Group following the 1996 merger with DeBartolo Realty Corporation for software, hardware and related costs necessary to upgrade its primary operating, financial accounting and billing systems, which allowed those systems to, among other things, become Year 2000 compliant.

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

         PENDING ACQUISITION

         As described in Note 13 to the financial statements, on February 25, 1999 Simon Group entered into a definitive agreement with NED to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.7 billion. On April 15, 1999, Simon Group executed a letter of intent to form a joint venture to acquire the portfolio, with Simon Group's initial ownership to be approximately 50%. The joint venture intends to complete the purchase of ten of such regional malls in August of 1999 and up to four more by the end of 1999.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Reference is made to Item 2 of this Form 10-Q under the caption "Liquidity and Capital Resources".

PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings

                  None.

         Item 4:  Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of the stockholders of Simon Property Group, Inc. and SPG Realty Consultants, Inc. was held on May 12, 1999. The matters submitted to the stockholders for a vote included (a) the election of 7 directors to the Board of Directors; and (b) the ratification of the appointment of Arthur Andersen LLP as independent accountants for the fiscal year ending December 31, 1999.

         The following table sets forth the results of voting on these matters.

                                                                   Number of     Number of
                                                     Number of       Votes      Abstentions/
                                                       Votes        AGAINST/      Broker
                      Matter                            FOR         WITHHELD     Non-Votes
                      ------                         ---------     ---------    ------------
Election of Directors:
Robert E. Angelica.................................. 124,659,940   5,231,826            --
Birch Bayh.......................................... 124,517,323   5,374,443            --
Hans C. Mautner..................................... 124,655,844   5,235,922            --
G. William Miller................................... 124,622,023   5,269,743            --
J. Albert Smith, Jr. ............................... 124,653,679   5,238,087            --
Pieter S. van den Berg.............................. 124,660,340   5,231,426            --
Phillip J. Ward .................................... 124,663,231   5,228,535            --
Ratification of Appointment of Arthur Andersen LLP.. 128,508,839      87,582     1,295,345

         Members of the Board of Directors whose term of office as a director continued after the Annual Meeting other than those elected are Melvin Simon, Herbert Simon, David Simon, Richard S. Sokolov, Frederick W. Petri and M. Denise DeBartolo York.

         Item 6:  Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  2.1 Management And Portfolio Agreement Among Simon Property Group, Inc., Simon Property Group, L.P., Ned Management Limited Partnership, and Wellspark Management LLC Dated as of February 22, 1999.


                  (b) Reports on Form 8-K

                           One Form 8-K were filed during the current period.

                                    On May 20, 1999 under Item 5 - Other Events,
                           SPG reported that it made available additional ownership and operational information concerning the Companies, the Operating Partnerships, and the properties owned or managed as of March 31, 1999, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SIMON PROPERTY GROUP, INC. AND
                                         SPG REALTY CONSULTANTS, INC.

                                         /s/ John Dahl
                                         -------------------------------
                                         John Dahl,
                                         Senior Vice President and Chief
                                         Accounting Officer
                                         (Principal Accounting Officer)

                                         Date: August 12, 1999