Form 10-Q
period 1999-09-30
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 1999-11-15
CIK 1063761, 1067173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

   SIMON PROPERTY GROUP, INC.                  SPG REALTY CONSULTANTS, INC.
   --------------------------                  ----------------------------
  (Exact name of registrant as                (Exact name of registrant as
    specified in its charter)                   specified in its charter)

           Delaware                                     Delaware
           --------                                     --------
  (State of incorporation or                   (State of incorporation or
         organization)                                organization)

           001-14469                                  001-14469-01
           ---------                                  ------------
     (Commission File No.)                        (Commission File No.)

           046268599                                   13-2838638
           ---------                                   ----------
(I.R.S. Employer Identification No.)        (I.R.S. Employer Identification No.)

        National City Center                        National City Center
    115 West Washington Street,                 115 West Washington Street,
           Suite 15 East                               Suite 15 East
     Indianapolis, Indiana  46204               Indianapolis, Indiana  46204
     ----------------------------               ----------------------------
 (Address of principal executive              (Address of principal executive
             offices)                                     offices)
          (317) 636-1600                               (317) 636-1600
          --------------                               --------------
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

As of November 4, 1999, 173,479,710 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding, and were paired with 1,734,797 shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc.
================================================================================

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.

                                   FORM 10-Q

                                     INDEX


Part I - Financial Information                                              Page


     Item 1:  Financial Statements - Introduction                              3

     Simon Property Group, Inc. and SPG Realty Consultants, Inc.:

          Combined Condensed Balance Sheets as of September 30, 1999
           and December 31, 1998                                               4

          Combined Condensed Statements of Operations for the
           three-month and nine-month periods ended September 30, 1999
            and 1998                                                           5

          Combined Condensed Statements of Cash Flows for the
           nine-month periods ended September 30, 1999 and 1998                6

     Simon Property Group, Inc.:

          Consolidated Condensed Balance Sheets as of
           September 30, 1999 and December 31, 1998                            7

          Consolidated Condensed Statements of Operations for the
           three-month and nine-month periods ended September 30, 1999
            and 1998                                                           8

          Consolidated Condensed Statements of Cash Flows for the
           nine-month periods ended September 30, 1999 and 1998                9

     SPG Realty Consultants, Inc.:

          Consolidated Condensed Balance Sheets as of
           September 30, 1999 and December 31, 1998                           10

          Consolidated Condensed Statements of Operations for the
           three-month and nine-month periods ended September 30, 1999
            and 1998                                                          11

          Consolidated Condensed Statements of Cash Flows for the
           nine-month periods ended September 30, 1999 and 1998               12

     Notes to Unaudited Condensed Financial Statements                        13

     Item 2: Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             23

     Item 3: Qualitative and Quantitative Disclosure About Market Risk        31

Part II - Other Information

     Items 1 through 6                                                        32

Signature                                                                     33

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

          As described in Note 3 to the financial statements, Corporate Property Investors, Inc. was acquired by Simon DeBartolo Group, Inc. as of the close of business on September 24, 1998. Although Simon DeBartolo Group, Inc. became a subsidiary of Corporate Property Investors, Inc., the shareholders of Simon DeBartolo Group, Inc. became majority holders of the outstanding common stock of Corporate Property Investors, Inc. Accordingly, Simon DeBartolo Group, Inc. is the predecessor to Simon Property Group, Inc. for accounting and financial reporting purposes. In connection with the acquisition, Corporate Property Investors, Inc. and Corporate Realty Consultants, Inc. were renamed "Simon Property Group, Inc." and "SPG Realty Consultants, Inc.", respectively. See Note 1 to the financial statements for a description of the basis of presentation of the following unaudited financial statements.

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.
                       COMBINED CONDENSED BALANCE SHEETS
        (Unaudited and dollars in thousands, except per share amounts)

                                                                                               September 30,      December 31,
                                                                                                    1999              1998
                                                                                               -------------      ------------
ASSETS:
     Investment properties, at cost                                                             $12,613,937        $11,850,014
       Less -- accumulated depreciation                                                             997,781            722,371
                                                                                                -----------        -----------
                                                                                                 11,616,156         11,127,643
     Goodwill, net                                                                                   40,787             58,134
     Cash and cash equivalents                                                                       98,916            129,195
     Tenant receivables and accrued revenue, net                                                    263,402            218,581
     Notes and advances receivable from Management Company and affiliate                            139,738            115,378
     Investment in partnerships and joint ventures, at equity                                     1,359,623          1,306,753
     Investment in Management Company and affiliates                                                 21,092             10,037
     Other investment                                                                                44,542             50,176
     Deferred costs and other assets                                                                261,077            228,965
     Minority interests, net                                                                         35,605             32,138
                                                                                                -----------        -----------
                                                                                                $13,880,938        $13,277,000
                                                                                                ===========        ===========
LIABILITIES:
     Mortgages and other indebtedness                                                           $ 8,541,721        $ 7,973,372
     Accounts payable and accrued expenses                                                          472,179            415,186
     Cash distributions and losses in partnerships and joint ventures, at equity                     31,494             29,139
     Other liabilities                                                                              154,127             95,131
                                                                                                -----------        -----------
       Total liabilities                                                                          9,199,521          8,512,828
                                                                                                -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 11)

LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIPS                                          1,004,973          1,015,634

LIMITED PARTNERS' PREFERRED INTERESTS IN THE SPG OPERATING PARTNERSHIP (Note 10)                     86,154                 --

PREFERRED STOCK OF SUBSIDIARY                                                                       339,530            339,329

SHAREHOLDERS' EQUITY:

     CAPITAL STOCK OF SIMON PROPERTY GROUP, INC.:

       Series A convertible preferred stock, 209,249 shares authorized,
         53,271 and 209,249 issued and outstanding, respectively                                     68,073            267,393

       Series B convertible preferred stock, 5,000,000 shares authorized,
         4,844,331 issued and outstanding                                                           450,523            450,523

       Series C & D preferred stock (Note 10)                                                            --                 --

       Common stock, $.0001 par value, 400,000,000 shares authorized,
         and 170,275,710 and 163,571,031 issued and outstanding, respectively                            17                 16

       Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000
         issued and outstanding                                                                           1                  1

       Class C common stock, $.0001 par value, 4,000 shares authorized, issued and
         outstanding                                                                                     --                 --

     CAPITAL STOCK OF SPG REALTY CONSULTANTS, INC.:
       Common stock, $.0001 par value, 7,500,000 shares authorized, 1,734,797
         and 1,667,750 issued and outstanding, respectively                                              --                 --

     Capital in excess of par value                                                               3,276,046          3,083,213
     Accumulated deficit                                                                           (515,101)          (372,313)
     Unrealized gain (loss) on long-term investment                                                  (3,938)               126
     Unamortized restricted stock award                                                             (24,861)           (19,750)
       Total shareholders' equity                                                                 3,250,760          3,409,209
                                                                                                -----------        -----------
                                                                                                $13,880,938        $13,277,000
                                                                                                ===========        ===========

       The accompanying notes are an integral part of these statements.

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.
                  COMBINED CONDENSED STATEMENTS OF OPERATIONS
        (Unaudited and dollars in thousands, except per share amounts)


                                                 For the Three Months Ended September 30,   For the Nine Months Ended September 30,
                                                 ---------------------------------------    ---------------------------------------
                                                         1999                1998                1999                  1998
                                                 ------------------     ---------------     ---------------     -------------------
REVENUE:
  Minimum rent                                        $280,920              $194,623           $  831,163             $565,557
  Overage rent                                          12,307                 2,290               40,333               22,773
  Tenant reimbursements                                156,514               101,927              433,352              283,898
  Other income                                          21,430                23,498               66,422               60,742
                                                      --------              --------           ----------             --------
    Total revenue                                       47,171               322,338            1,371,270              932,970
                                                      --------              --------           ----------             --------

EXPENSES:
  Property operating                                    76,172                55,600              216,679              155,858
  Depreciation and amortization                         93,402                61,107              272,927              177,725
  Real estate taxes                                     48,151                31,428              139,194               90,387
  Repairs and maintenance                               15,365                12,424               52,253               35,974
  Advertising and promotion                             15,883                11,283               45,435               28,005
  Provision for (recovery of) credit losses              2,043                (1,857)               6,837                1,598
  Other                                                  5,373                 4,816               19,622               16,993
                                                      --------              --------           ----------             --------
    Total operating expenses                           256,389               174,801              752,947              506,540
                                                      --------              --------           ----------             --------

OPERATING INCOME                                       214,782               147,537              618,323              426,430

INTEREST EXPENSE                                       144,015                97,331              427,871              281,751
                                                      --------              --------           ----------             --------

INCOME BEFORE MINORITY INTEREST                         70,767                50,206              190,452              144,679

MINORITY INTEREST                                       (2,236)               (1,108)              (7,739)              (4,704)
LOSSES ON SALES OF ASSETS, NET                               -                   (64)              (9,308)              (7,283)
INCOME TAX BENEFIT OF SRC                                    -                     -                3,374                    -
                                                      --------              --------           ----------             --------
INCOME BEFORE UNCONSOLIDATED ENTITIES                   68,531                49,034              176,779              132,692

INCOME FROM UNCONSOLIDATED ENTITIES                     18,594                 3,817               45,072                8,797
                                                      --------              --------           ----------             --------
INCOME BEFORE UNUSUAL AND EXTRAORDINARY ITEMS           87,125                52,851              221,851              141,489

UNUSUAL ITEM (Note 11)                                 (12,000)                    -              (12,000)                   -
EXTRAORDINARY ITEMS                                       (410)                  (22)              (2,227)               7,002
                                                      --------              --------           ----------             --------
INCOME BEFORE ALLOCATION TO LIMITED PARTNERS            74,715                52,829              207,624              148,491

LESS:
  LIMITED PARTNERS' INTEREST IN  THE
   OPERATING PARTNERSHIPS                               15,590                15,789               41,255               45,368
  PREFERRED DISTRIBUTIONS OF THE SPG
   OPERATING PARTNERSHIP                                   612                     -                  612                    -
  PREFERRED DIVIDENDS OF SUBSIDIARY                      7,333                   482               22,001                  482
                                                      --------              --------           ----------             --------

NET INCOME                                              51,580                36,558              143,756              102,641

PREFERRED DIVIDENDS                                     (8,745)               (7,592)             (27,905)             (22,260)
                                                      --------              --------           ----------             --------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS           $ 42,435              $ 28,966           $  115,851             $ 80,381
                                                      ========              ========           ==========             ========

BASIC EARNINGS PER COMMON PAIRED SHARE:
    Income before extraordinary items                 $   0.25              $   0.25           $     0.68             $   0.67
    Extraordinary items                                  (0.01)                    -                (0.01)                0.04
                                                      --------              --------           ----------             --------
    Net income                                        $   0.24              $   0.25           $     0.67             $   0.71
                                                      ========              ========           ==========             ========

DILUTED EARNINGS PER COMMON PAIRED SHARE:
    Income before extraordinary items                 $   0.25              $   0.25           $     0.68             $   0.67
    Extraordinary items                                  (0.01)                    -                (0.01)                0.04
                                                      --------              --------           ----------             --------
    Net income                                        $   0.24              $   0.25           $     0.67             $   0.71
                                                      ========              ========           ==========             ========


       The accompanying notes are an integral part of these statements.

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.
                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                     (Unaudited and dollars in thousands)

                                                                          For the Nine Months Ended September 30,
                                                                                1999                   1998
                                                                          ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $    143,756           $    102,641
  Adjustments to reconcile net income to net cash provided
   by operating activities--
    Depreciation and amortization                                                281,361                185,798
    Extraordinary items                                                            2,227                 (7,002)
    Unusual item                                                                  12,000                     --
    Losses on sales of assets, net                                                 9,308                  7,283
    Limited partners' interest in the Operating Partnerships                      41,255                 45,368
    Preferred dividends of Subsidiary                                             22,001                    482
    Preferred distributions of the SPG Operating Partnership                         612                     --
    Straight-line rent                                                           (13,390)                (5,892)
    Minority interest                                                              7,739                  4,704
    Equity in income of unconsolidated entities                                  (45,072)                (8,797)
    Income tax benefit of SRC                                                     (3,374)                    --
  Changes in assets and liabilities--
    Tenant receivables and accrued revenue                                       (25,118)                (3,942)
    Deferred costs and other assets                                              (25,802)               (10,516)
    Accounts payable, accrued expenses and other liabilities                      36,039                 41,648
                                                                            ------------           ------------
    Net cash provided by operating activities                                    443,542                351,775
                                                                            ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                                  (265,715)            (1,881,183)
  Capital expenditures                                                          (349,644)              (233,200)
  Cash from acquisitions and consolidation of joint ventures, net                 10,812                 17,213
  Change in restricted cash                                                            -                  6,868
  Net proceeds from sales of assets                                               53,953                 46,087
  Investments in unconsolidated entities                                         (55,991)               (28,726)
  Distributions from unconsolidated entities                                     191,561                164,914
  Investments in and advances to Management Company and affiliate                (24,360)               (19,915)
                                                                            ------------           ------------
    Net cash used in investing activities                                       (439,384)            (1,927,942)
                                                                            ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sales of common stock, net                                         2,012                114,629
  Minority interest distributions, net                                           (11,617)               (10,991)
  Preferred dividends of Subsidiary                                              (22,001)                  (482)
  Preferred distributions of the SPG Operating Partnership                          (612)                    --
  Preferred dividends and distributions to shareholders                         (289,972)              (205,697)
  Distributions to limited partners                                              (97,230)              (104,139)
  Mortgage and other note proceeds, net of transaction costs                   1,658,633              3,305,199
  Mortgage and other note principal payments                                  (1,273,650)            (1,529,534)
                                                                            ------------           ------------
    Net cash provided by (used in) financing activities                          (34,437)             1,568,985
                                                                            ------------           ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                            (30,279)                (7,182)

CASH AND CASH EQUIVALENTS, beginning of period                                   129,195                109,699
                                                                            ------------           ------------
CASH AND CASH EQUIVALENTS, end of period                                    $     98,916           $    102,517
                                                                            ============           ============

       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
        (Unaudited and dollars in thousands, except per share amounts)


                                                                                           September 30,   December 31,
                                                                                               1999            1998
                                                                                           -------------   ------------
ASSETS:
    Investment properties, at cost                                                          $12,606,369    $11,816,325
      Less -- accumulated depreciation                                                          996,550        710,012
                                                                                            -----------    -----------
                                                                                             11,609,819     11,106,313
    Goodwill, net                                                                                40,787         58,134
    Cash and cash equivalents                                                                    96,057        127,626
    Tenant receivables and accrued revenue, net                                                 262,842        217,798
    Notes and advances receivable from Management Company and affiliate                         139,738        115,378
    Note receivable from the SRC Operating Partnership                                               --         20,565
    Investment in partnerships and joint ventures, at equity                                  1,353,871      1,303,251
    Investment in Management Company and affiliates                                              21,092         10,037
    Other investment                                                                             44,542         50,176
    Deferred costs and other assets                                                             256,718        227,713
    Minority interests, net                                                                      36,176         32,138
                                                                                            -----------    -----------
                                                                                            $13,861,642    $13,269,129
                                                                                            ===========    ===========

LIABILITIES:
    Mortgages and other indebtedness                                                         $8,541,538    $ 7,972,381
    Notes payable to the SRC Operating Partnership (Interest at 8%, due 2008)                                   17,907
    Accounts payable and accrued expenses                                                       470,606        411,259
    Cash distributions and losses in partnerships and joint ventures, at equity                  31,494         29,139
    Other liabilities                                                                           153,320         95,326
                                                                                            -----------    -----------
        Total liabilities                                                                     9,199,701      8,526,012
                                                                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 11)

LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP                                     999,550      1,009,646

LIMITED PARTNERS' PREFERRED INTERESTS IN THE SPG OPERATING PARTNERSHIP (Note 10)                 86,154             --

PREFERRED STOCK OF SUBSIDIARY                                                                   339,530        339,329

SHAREHOLDERS' EQUITY:

    Series A convertible preferred stock, 209,249 shares authorized,
      53,271 and 209,249 issued and outstanding, respectively                                    68,073        267,393

    Series B convertible preferred stock, 5,000,000 shares authorized,
      4,844,331 issued and outstanding                                                          450,523        450,523

    Series C & D preferred stock (Note 10)                                                           --             --

    Common stock, $.0001 par value, 400,000,000 shares authorized,
      and 170,275,710 and 163,571,031 issued and outstanding, respectively                           17             16

    Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000
      issued and outstanding                                                                          1              1

    Class C common stock, $.0001 par value, 4,000 shares authorized, issued and
      outstanding                                                                                    --             --

    Capital in excess of par value                                                            3,261,669      3,068,458
    Accumulated deficit                                                                        (514,777)      (372,625)
    Unrealized gain (loss) on long-term investment                                               (3,938)           126
    Unamortized restricted stock award                                                          (24,861)       (19,750)
                                                                                            -----------    -----------
        Total shareholders' equity                                                            3,236,707      3,394,142
                                                                                            -----------    -----------
                                                                                            $13,861,642    $13,269,129
                                                                                            ===========    ===========

       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

        (Unaudited and dollars in thousands, except per share amounts)

                                                                     For the Three Months Ended         For the Nine Months Ended
                                                                           September 30,                      September 30,
                                                                     --------------------------         -------------------------
                                                                         1999         1998                  1999         1998
                                                                     ------------  ------------         ------------ ------------
REVENUE:
  Minimum rent                                                         $280,931      $194,597            $  830,590    $565,531
  Overage rent                                                           12,307         2,290                40,333      22,773
  Tenant reimbursements                                                 156,514       101,935               433,354     283,906
  Other income                                                           21,243        23,515                69,537      60,759
                                                                       --------      --------            ----------    --------
    Total revenue                                                       470,995       322,337             1,373,814     932,969
                                                                       --------      --------            ----------    --------

EXPENSES:
  Property operating                                                     76,171        55,592               216,351     155,850
  Depreciation and amortization                                          93,379        61,092               272,596     177,710
  Real estate taxes                                                      48,189        31,428               139,076      90,387
  Repairs and maintenance                                                15,365        12,424                52,244      35,974
  Advertising and promotion                                              15,883        11,283                45,435      28,005
  Provision for (recovery of) credit losses                               2,043        (1,857)                6,822       1,598
  Other                                                                   5,290         4,812                19,719      16,989
                                                                       --------      --------            ----------    --------
    Total operating expenses                                            256,320       174,774               752,243     506,513
                                                                       --------      --------            ----------    --------

OPERATING INCOME                                                        214,675       147,563               621,571     426,456
INTEREST EXPENSE                                                        144,090        97,329               428,148     281,749
                                                                       --------      --------            ----------    --------
INCOME BEFORE MINORITY INTEREST                                          70,585        50,234               193,423     144,707
MINORITY INTEREST                                                        (2,236)       (1,108)               (7,739)     (4,704)
LOSSES ON SALES OF ASSETS                                                    --           (64)               (4,188)     (7,283)
                                                                       --------      --------            ----------    --------
INCOME BEFORE UNCONSOLIDATED ENTITIES                                    68,349        49,062               181,496     132,720

INCOME FROM UNCONSOLIDATED ENTITIES                                      17,613         3,809                42,538       8,789
                                                                       --------      --------            ----------    --------
INCOME BEFORE UNUSUAL AND EXTRAORDINARY ITEMS                            85,962        52,871               224,034     141,509

UNUSUAL ITEM (Note 11)                                                  (12,000)           --               (12,000)         --
EXTRAORDINARY ITEMS                                                        (410)          (22)               (2,227)      7,002
                                                                       --------      --------            ----------    --------
INCOME BEFORE ALLOCATION TO LIMITED PARTNERS                             73,552        52,849               209,807     148,511

LESS:
  LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP            15,262        15,795                42,802      45,374
  PREFERRED DISTRIBUTIONS OF THE SPG OPERATING PARTNERSHIP                  612            --                   612          --
  PREFERRED DIVIDENDS OF SUBSIDIARY                                       7,333           482                22,001         482
                                                                       --------      --------            ----------    --------
NET INCOME                                                               50,345        36,572               144,392     102,655

PREFERRED DIVIDENDS                                                      (8,745)       (7,592)              (27,905)    (22,260)
                                                                       --------      --------            ----------    --------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                            $ 41,600      $ 28,900             $ 116,487    $ 80,395
                                                                       ========      ========            ==========    ========

BASIC EARNINGS PER COMMON SHARE
    Income before extraordinary items                                  $   0.24      $   0.25            $     0.69    $   0.67
    Extraordinary items                                                      --            --                 (0.01)       0.04
                                                                       --------      --------            ----------    --------
    Net income                                                         $   0.24      $   0.25            $     0.68    $   0.71
                                                                       ========      ========            ==========    ========
DILUTED EARNINGS PER COMMON SHARE:
    Income before extraordinary items                                  $   0.24      $   0.25            $     0.69    $   0.67
    Extraordinary items                                                      --            --                 (0.01)       0.04
                                                                       --------      --------            ----------    --------
    Net income                                                         $   0.24      $   0.25            $     0.68    $   0.71
                                                                       ========      ========            ==========    ========

       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                     (Unaudited and dollars in thousands)

                                                                 For the Nine Months Ended September 30,
                                                                 ---------------------------------------
                                                                        1999                 1998
                                                                 ---------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   144,392             $   102,655
  Adjustments to reconcile net income to net cash provided
    by operating activities-
      Depreciation and amortization                                    281,030                 185,798
      Extraordinary item                                                 2,227                  (7,002)
      Unusual item                                                      12,000                      --
      Losses on sales of assets                                          4,188                   7,283
      Limited partners' interest in the SPG Operating Partnership       42,802                  45,374
      Preferred dividends of Subsidiary                                 22,001                     482
      Preferred distributions of the SPG Operating Partnership             612                      --
      Straight-line rent                                               (13,392)                 (5,892)
      Minority interest                                                  7,739                   4,704
      Equity in income of unconsolidated entities                      (42,538)                 (8,789)
  Changes in assets and liabilities-
      Tenant receivables and accrued revenue                           (25,239)                 (5,516)
      Deferred costs and other assets                                  (22,670)                (10,516)
      Accounts payable, accrued expenses and other liabilities          33,853                  41,648
                                                                   -----------             -----------
      Net cash provided by operating activities                        447,005                 350,229
                                                                   -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                        (265,715)             (1,881,183)
  Capital expenditures                                                (347,358)               (233,200)
  Cash from acquisitions and consolidation of joint ventures,
   net                                                                  10,812                  17,213
  Change in restricted cash                                                 --                   6,868
  Net proceeds from sales of assets                                     42,000                  46,087
  Investments in unconsolidated entities                               (55,991)                (28,726)
  Note payment from the SRC Operating Partnership                       20,565                      --
  Distributions from unconsolidated entities                           191,442                 164,914
  Investments in and advances to Management Company and affiliate      (24,360)                (19,915)
                                                                   -----------             -----------
    Net cash used in investing activities                             (428,605)             (1,927,942)
                                                                    -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common, net                                     1,407                  92,629
  Minority interest distributions, net                                 (12,188)                (10,991)
  Preferred dividends of Subsidiary                                    (22,001)                   (482)
  Preferred distributions of the SPG Operating Partnership                (612)                     --
  Preferred dividends and distributions to shareholders               (289,972)               (205,697)
  Distributions to limited partners                                    (97,230)               (104,139)
  Note payable to the SRC Operating Partnership                        (15,164)                     --
  Mortgage and other note proceeds, net of transaction costs         1,658,633               3,305,199
  Mortgage and other note principal payments                        (1,272,842)             (1,529,534)
                                                                   -----------             -----------
    Net cash provided by (used in) financing activities                (49,969)              1,546,985
                                                                   -----------             -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                  (31,569)                (30,728)

CASH AND CASH EQUIVALENTS, beginning of period                         127,626                 109,699
                                                                   -----------             -----------
CASH AND CASH EQUIVALENTS, end of period                           $    96,057             $    78,971
                                                                   ===========             ===========


       The accompanying notes are an integral part of these statements.

                         SPG REALTY CONSULTANTS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
        (Unaudited and dollars in thousands, except per share amounts)

                                                                                    September 30,  December 31,
                                                                                        1999          1998
                                                                                    -------------  ------------
ASSETS:
     Investment properties, at cost                                                 $       7,568  $     33,689
       Less -- accumulated depreciation                                                     1,231        12,359
                                                                                    -------------  ------------
                                                                                            6,337        21,330
     Cash and cash equivalents                                                              2,859         1,569
     Note receivable from the SPG Operating Partnership (Interest at 8%, due 2008)          2,743        17,907
     Tenant receivables                                                                       560           783
     Investments in joint ventures, at equity                                               5,752         3,502
     Other                                                                                  4,359         1,510
                                                                                    -------------  ------------
                                                                                    $      22,610  $     46,601
                                                                                    =============  ============
LIABILITIES:
     Mortgages and other indebtedness                                               $         183  $        991
     Mortgage payable to the SPG Operating Partnership                                         --        20,565
     Other liabilities                                                                      2,380         3,990
     Minority interest                                                                        571            --
                                                                                    -------------  ------------
          Total liabilities                                                                 3,134        25,546
                                                                                    -------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 11)

LIMITED PARTNERS' INTEREST IN THE SRC OPERATING PARTNERSHIP                                 5,423         5,988

SHAREHOLDERS' EQUITY:

     Common stock, $.0001 par value, 7,500,000 shares authorized, 1,734,797
       and 1,667,750 issued and outstanding, respectively                                      --            --

     Capital in excess of par value                                                        29,483        29,861
     Accumulated deficit                                                                  (15,430)      (14,794)
                                                                                    -------------  ------------
          Total shareholders' equity                                                       14,053        15,067
                                                                                    -------------  ------------
                                                                                    $      22,610  $     46,601
                                                                                    =============  ============

       The accompanying notes are an integral part of these statements.

                         SPG REALTY CONSULTANTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (Unaudited and dollars in thousands, except per share amounts)


                                                 For the Three Months Ended September 30,    For the Nine Months Ended September 30,
                                                 ----------------------------------------    ---------------------------------------
                                                      1999                 1998                    1999                 1998
                                                    ----------           --------               ----------             --------
REVENUE:
  Minimum rent                                      $      152           $    678               $    1,596             $  2,625
  Tenant reimbursements                                     --                165                      210                  635
  Other income                                             289                469                    1,155                  791
                                                    ----------           --------               ----------             --------
    Total revenue                                          441              1,312                    2,961                4,051
                                                    ----------           --------               ----------             --------

EXPENSES:
  Property operating                                         1                624                      707                1,718
  Depreciation and amortization                             23                237                      331                  701
  Merger-related costs                                      --              4,093                       --                4,093
  Administrative and other                                 217                549                    1,053                1,765
                                                    ----------           --------               ----------             --------
    Total operating expenses                               241              5,503                    2,091                8,277
                                                    ----------           --------               ----------             --------

OPERATING INCOME (LOSS)                                    200             (4,191)                     870               (4,226)

INTEREST EXPENSE                                           (18)              (337)                  (3,841)              (1,013)
LOSS ON SALES OF ASSETS, NET                                --                 --                   (5,120)                  --
INCOME TAX BENEFIT                                          --                  3                    3,374                  193
                                                    ----------           --------               ----------             --------
INCOME (LOSS) BEFORE UNCONSOLIDATED ENTITIES               182             (4,525)                  (4,717)              (5,046)

INCOME FROM UNCONSOLIDATED ENTITIES                        981                124                    2,534                  398
                                                    ----------           --------               ----------             --------
INCOME (LOSS) BEFORE ALLOCATION TO LIMITED
 PARTNERS                                                1,163             (4,401)                  (2,183)              (4,648)

LESS -- LIMITED PARTNERS' INTEREST IN
  THE SRC OPERATING PARTNERSHIP                           (328)                 6                    1,547                    6
                                                    ----------           --------               ----------             --------
NET INCOME (LOSS)                                   $      835           $ (4,395)              $     (636)            $ (4,642)
                                                    ==========           ========               ==========             ========
EARNINGS PER COMMON SHARE:
  BASIC                                             $     0.48           $  (6.56)              $    (0.37)            $  (7.79)
                                                    ==========           ========               ==========             ========
  DILUTED                                           $     0.48           $  (6.56)              $    (0.37)            $  (7.79)
                                                    ==========           ========               ==========             ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                              1,734,714            669,614                1,719,499              596,072
                                                    ==========           ========               ==========             ========
  DILUTED                                            1,735,422            669,614                1,719,499              596,072
                                                    ==========           ========               ==========             ========











       The accompanying notes are an integral part of these statements.

                         SPG REALTY CONSULTANTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                     (Unaudited and dollars in thousands)

                                                                        For the Nine Months Ended September 30,
                                                                      -------------------------------------------
                                                                             1999                    1998
                                                                      ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $             (636)      $           (4,642)
   Adjustments to reconcile net loss to net cash
    provided by operating activities--
      Depreciation and amortization                                                  331                      701
      Loss on sales of assets, net                                                 5,120                       --
      Limited partners' interest in SRC Operating Partnership                     (1,547)                       6
      Straight-line rent                                                               2                       --
      Equity in income of unconsolidated entities                                 (2,534)                    (398)
      Income tax benefit                                                          (3,374)                      --
   Changes in assets and liabilities--
      Tenant receivables and other assets                                         (3,487)                     719
      Deferred taxes                                                                  --                     (190)
      Other liabilities                                                              891                    3,762
                                                                      ------------------       ------------------
      Net cash used in operating activities                                       (5,234)                     (42)
                                                                      ------------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (515)                  (1,565)
  Investments in unconsolidated entities                                              --                   (3,921)
  Net proceeds from sales of assets                                               11,953                       --
  Note payment from the SPG Operating Partnership                                 15,164                       --
  Distributions from unconsolidated entities                                         119                   19,151
                                                                      ------------------       ------------------
      Net cash provided by investing activities                                   26,721                   13,665
                                                                      ------------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock, net                                           605                   14,097
  Minority interest contributions                                                    571                       --
  Contributions from limited partners                                                 --                    8,000
  Distributions to shareholders                                                       --                   (1,059)
  Mortgage and other note proceeds, net of transaction costs                          --                    2,408
  Mortgage and other note principal payments                                     (21,373)                 (17,670)
                                                                      ------------------       ------------------
      Net cash provided by (used in) financing activities                        (20,197)                   5,776
                                                                      ------------------       ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                              1,290                   19,399

CASH AND CASH EQUIVALENTS, beginning of period                                     1,569                    4,147
                                                                      ------------------       ------------------
CASH AND CASH EQUIVALENTS, end of period                              $            2,859       $           23,546
                                                                      ==================       ==================

       The accompanying notes are an integral part of these statements.

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.

               Notes to Unaudited Condensed Financial Statements

  (Dollars in thousands, except per share amounts and where indicated as in billions)
Note 1 - Basis of Presentation

     The accompanying combined financial statements include Simon Property Group, Inc. ("SPG") and subsidiaries and its paired-share affiliate SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies") and its subsidiary. All significant intercompany amounts have been eliminated. The combined balance sheets and statements of operations and cash flows reflect the purchase of Corporate Property Investors, Inc. ("CPI") and related transactions (the "CPI Merger") as of the close of business on September 24, 1998. Operating results prior to the completion of the CPI Merger represent the operating results of Simon DeBartolo Group, Inc. and subsidiaries ("SDG"), the predecessor to SPG for financial reporting purposes.

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

     The accompanying consolidated financial statements of the paired share affiliate, SRC, include the accounts of SPG Realty Consultants, L.P. (the "SRC Operating Partnership"). Because the cash contributed to SRC and the SRC Operating Partnership in exchange for shares of common stock and units of partnership interests ("Units") in connection with the CPI Merger represented equity transactions, SRC, unlike CPI, is not subject to purchase accounting treatment. The separate statements of SRC represent the historical results of Corporate Realty Consultants, Inc. ("CRC"), the predecessor to SRC, for all periods prior to the CPI Merger. Minority interest on the SRC balance sheet as of September 30, 1999 represents an 8.5% outside interest in clixnmortar.com.

     The SRC Operating Partnership and the SPG Operating Partnership are hereafter referred to as the "Operating Partnerships" and, together with the Companies, as "Simon Group".

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The results for the interim period ended September 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from these estimates.

     Outstanding common shares of SPG are paired with 1/100th of a common share of SRC (together "Paired Shares"). Likewise Units in the SPG Operating Partnership are paired with Units in the SRC Operating Partnership ("Paired Units"). SPG is a self-administered and self-managed, paired-share real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of September 30, 1999, Simon Group owned or held an interest in 253 income-producing properties in the United States, which consisted of 163 regional malls, 77 community shopping centers, four specialty retail centers, five office and mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties"), and four assets in Europe. Simon Group also owned interests in one value-oriented super-regional mall, two community shopping centers, one outlet center and one asset in Europe under construction and thirteen parcels of land held for future development. In addition, Simon Group holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company" -See Note 8). Simon Group holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Properties, as well as certain other regional malls and community shopping centers owned by third parties. The Companies owned 72.2% and 71.6% of the Operating Partnerships at September 30, 1999 and December 31, 1998, respectively.

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

     Net operating results of the Operating Partnerships are allocated to the Companies based first on the Companies' preferred unit preference, if applicable, and then on their remaining ownership interests in the Operating Partnerships during the period. The Companies' remaining weighted average ownership interests in the Operating Partnerships for the three-month and nine-month periods ended September 30, 1999 were 72.3% and 72.2%, respectively. SPG's remaining weighted average ownership interest in the SPG Operating Partnership for the three-month and nine-month periods ended September 30, 1998 were 64.5% and 63.8%, respectively. Prior to the CPI Merger, SRC owned its assets directly.

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

Note 2 - NED Acquisition

     Effective August 27, 1999, a limited liability company ("Mayflower") formed by Simon Group and three other investors acquired a portfolio of ten regional malls from New England Development Company ("NED") for approximately $1.3 billion (the "NED Acquisition"). Simon Group assumed management responsibilities for the portfolio, which includes approximately 7.3 million square feet of gross leasable area "(GLA"). Simon Group's 49.1% ownership interest in Mayflower is accounted for using the equity method of accounting. All ten of the regional malls are owned 100% by Mayflower, with the exception of Crystal Mall, in which Mayflower owns a noncontrolling 50% interest and Simon Group holds a direct noncontrolling 50% ownership interest. Mayflower's purchase price includes the assumption of approximately $738,622 of mortgage indebtedness; $441,815 in cash; and the issuance of 729,675 Paired Units valued at approximately $20,795; 1,485,410 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $41,591; and 1,485,410 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $44,562. Simon Group's $162,700 share of the cash portion of the purchase price was financed using the Credit Facility (See Note 9). Please refer to Note 10 for additional information regarding the preferred Units issued and refer to Note 14 for additional transactions involving NED which occurred, and are anticipated to occur, after September 30, 1999.

Note 3 - CPI Merger

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

     To finance the cash portion of the CPI Merger consideration, $1.4 billion was borrowed under a new senior unsecured medium term bridge loan (the "Merger Facility"), which bears interest at a base rate of LIBOR plus 65 basis points and matured in three mandatory amortization payments (on June 22, 1999, March 24, 2000 and September 24, 2000) (See Note 9). An additional $237,000 was also borrowed under the SPG Operating Partnership's existing Credit Facility. In connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc." and CPI's paired share affiliate, CRC was renamed "SPG Realty Consultants, Inc." In addition, SDG and SDG, LP were renamed "SPG Properties, Inc.", and "Simon Property Group, L.P.", respectively.

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

     The Companies accounted for the merger between SDG and the CPI merger subsidiary as a reverse purchase in accordance with Accounting Principles Board Opinion No. 16. Although paired shares of the former CPI and CRC were issued to SDG common stock holders and SDG became a substantially wholly owned subsidiary of CPI following the CPI Merger, CPI is considered the business acquired for accounting purposes. SDG is considered the acquiring company because the SDG common stockholders became majority holders of the common stock of SPG. The value of the consideration paid by SDG has been allocated to the estimated fair value of the CPI assets acquired and liabilities assumed which resulted in goodwill of $41,987, as adjusted. Goodwill is being amortized over the estimated life of the Properties acquired, which is 35 years. Accumulated amortization of goodwill as of September 30, 1999 and December 31, 1998 was $1,200 and $414, respectively.

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

     Pro Forma

     The following unaudited pro forma summary financial information excludes any extraordinary items and combines the consolidated results of operations of SPG and SRC as if the CPI Merger had occurred as of January 1, 1998, and was carried forward through September 30, 1998. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the CPI Merger had been consummated at January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                                             Nine Months Ended
                                                                            September 30, 1998
                                                                          -----------------------

Revenue                                                                              $  1,243,104
                                                                          =======================
Net income before allocation to limited partners (1)                                 $    173,389
                                                                          =======================
Net income available to common shareholders                                          $     85,542
                                                                          =======================
Net income per Paired Share (1)                                                      $       0.52
                                                                          =======================
Net income per Paired Share - assuming dilution                                      $       0.52
                                                                          =======================
Weighted average number of Paired Shares of common stock outstanding                  164,868,865
                                                                          =======================
Weighted average number of Paired Shares of common stock outstanding -
 assuming dilution                                                                    165,237,311
                                                                          =======================

  (1) Includes a net gain on the sales of assets of $37,973, or $0.16 on a basic earnings per Paired Share basis.

Note 4 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1999 presentation. These reclassifications have no impact on the net operating results previously reported.

Note 5 -  Per Share Data

     Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. The weighted average number of shares used in the computation for the three-month periods ended September 30, 1999 and 1998 was 173,471,352 and 117,149,600, respectively. The weighted average number of shares used in the computation for the nine-month periods ended September 30, 1999 and 1998 was 171,949,877 and 112,956,863, respectively. The diluted weighted average number of shares used in the computation for the three-month periods ended September 30, 1999 and 1998 was 173,542,183 and 117,474,932,
respectively. The diluted weighted average number of shares used in the computation for the nine-month periods ended September 30, 1999 and 1998 was 172,088,607 and 113,325,309, respectively.

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

     Neither series of convertible preferred stock issued and outstanding during the comparative periods had a dilutive effect on earnings per share. Paired Units held by limited partners in the Operating Partnerships may be exchanged for Paired Shares, on a one-for-one basis in certain circumstances. If exchanged, the Paired Units would not have a dilutive effect. The increase in weighted average shares outstanding under the diluted method over the basic method in every period presented for the Companies is due entirely to the effect of outstanding stock options. Basic earnings and diluted earnings were the same for all periods presented.

Note 6 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 1999 was $411,510 as compared to $256,611 for the same period in 1998. Accrued and unpaid distributions were $3,428 at December 31, 1998, and represented distributions payable on SPG's 6.5% Series A Convertible Preferred Stock. There were no accrued and unpaid distributions outstanding at September 30, 1999. See Notes 2, 3, 7 and 10 for information about non-cash transactions during the nine months ended September 30, 1999.

Note 7 - Other Acquisitions, Disposals and Development

     In addition to the NED Acquisition, during the first nine months of 1999 Simon Group acquired the remaining ownership interests in four Properties for a total of approximately $147,500, including the assumption of approximately $48,500 of mortgage indebtedness. These purchases were funded primarily with borrowings from the Credit Facility. Each of the Properties purchased were previously accounted for using the equity method of accounting and are now accounted for using the consolidated method of accounting.

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

     In January of 1999, the approximately $150,000 Shops at Sunset Place opened in South Miami, Florida. Simon Group owns a noncontrolling 37.5% interest in this 510,000 square-foot destination-oriented retail and entertainment project. In August of 1999, Simon Group opened the approximately $246,000 Mall of Georgia, an approximately 1.6 million square-foot regional mall, and the adjacent 441,000 square-foot $38,000 community shopping center, Mall of Georgia Crossing in Buford (Atlanta), Georgia. Simon Group funded 85% of the capital requirements of these projects and has a noncontrolling 50% ownership interest in each of these Properties after the return of its equity and a 9% preferred return thereon. In September of 1999, the approximately $216,000 Concord Mills opened in Concord (Charlotte), North Carolina. Simon Group owns a noncontrolling 37.5% interest in this 1.4 million square-foot value-oriented super regional mall.

     Also during the third quarter of 1999, Simon Group launched a new program designed to take advantage of new retail opportunities of the digital age. Elements of the strategy include digitizing the existing assets of the Properties by implementing internet web sites for each of the Properties, creating products that leverage the digitalization of consumers and Simon merchants through an enhanced broadband network called TenantConnect.net and incubating concepts that leverage the physical and virtual worlds through a venture creation firm called clixnmortar.com, a subsidiary of the SRC Operating Partnership. Simon Group's investment in the program during the first nine months of 1999 is approximately $4,000.

Note 8 - Investment in Unconsolidated Entities

     Partnerships and Joint Ventures

     Summary financial information of Simon Group's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of Simon Group's investment in and share of income from such partnerships and joint ventures follow:

                                                                           September 30,           December 31,
BALANCE SHEETS                                                                 1999                    1998
                                                                       -------------------     -------------------
Assets:
  Investment properties at cost, net                                            $5,542,915              $4,290,795
  Cash and cash equivalents                                                        156,851                 173,778
  Tenant receivables                                                               128,539                 140,579
  Other assets                                                                     126,185                 103,481
                                                                       -------------------     -------------------
     Total assets                                                               $5,954,490              $4,708,633
                                                                       ===================     ===================
Liabilities and Partners' Equity:
  Mortgages and other indebtedness                                              $3,841,200              $2,861,589
  Accounts payable, accrued expenses and other liabilities                         241,704                 227,677
                                                                       -------------------     -------------------
     Total liabilities                                                           4,082,904               3,089,266
  Partners' equity                                                               1,871,586               1,619,367
                                                                       -------------------     -------------------
     Total liabilities and partners' equity                                     $5,954,490              $4,708,633
                                                                       ===================     ===================

Simon Group's Share of:
  Total assets                                                                  $2,418,794              $1,910,021
                                                                       ===================     ===================
  Partners' equity                                                              $  667,151              $  568,998
  Add: Excess Investment (See below)                                               660,978                 708,616
                                                                       -------------------     -------------------
  Simon Group's Net Investment in Joint Ventures                                $1,328,129              $1,277,614
                                                                       ===================     ===================

                                                              For the Three Months Ended              For the Nine Months Ended
                                                          ----------------------------------        -----------------------------
                                                                     September 30,                          September 30,
                                                          ----------------------------------        -----------------------------
STATEMENTS OF OPERATIONS                                       1999                 1998                1999             1998
                                                          ------------          ------------        ------------     ------------
Revenue:
  Minimum rent                                                $133,510              $108,924            $386,002         $306,486
  Overage rent                                                   5,715                   426              14,236            8,236
  Tenant reimbursements                                         64,196                51,775             183,882          138,433
  Other income                                                  12,476                 5,985              30,233           17,205
                                                          ------------          ------------        ------------     ------------
     Total revenue                                             215,897               167,110             614,353          470,360

Operating Expenses:
  Operating expenses and other                                  75,330                59,044             217,943          166,547
  Depreciation and amortization                                 38,076                33,324             109,141           94,949
                                                          ------------          ------------        ------------     ------------
     Total operating expenses                                  113,406                92,368             327,084          261,496
                                                          ------------          ------------        ------------     ------------
Operating Income                                               102,491                74,742             287,269          208,864
Interest Expense                                                58,646                45,569             155,862          130,747
Extraordinary Losses-Debt Extinguishment                            --                 2,060                  --            2,102
                                                          ------------          ------------        ------------     ------------
Net Income                                                      43,845                27,113             131,407           76,015
Third Party Investors' Share of Net Income                      26,225                21,811              79,740           55,841
                                                          ------------          ------------        ------------     ------------
Simon Group's Share of Net Income                               17,620                 5,302              51,667           20,174
Amortization of Excess Investment (See below)                   (5,347)               (3,636)            (17,010)          (9,038)
                                                          ------------          ------------        ------------     ------------
Income from Unconsolidated Entities                           $ 12,273              $  1,666            $ 34,657         $ 11,136
                                                          ============          ============        ============     ============

     As of September 30, 1999 and December 31, 1998, the unamortized excess of Simon Group's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $660,978 and $708,616, respectively. This Excess Investment is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month periods ended September 30, 1999 and 1998 was $5,347 and $3,636, respectively. Amortization included in income from unconsolidated entities for the nine-month periods ended September 30, 1999 and 1998 was $17,010 and $9,038, respectively.

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to five wholly-owned Properties, 25 Properties held as joint venture interests, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. Simon Group's share of consolidated net income (loss) of the Management Company, after intercompany profit eliminations, was $6,321 and $2,151 for the three-month periods ended September 30, 1999 and 1998, and was $10,415 and ($2,339) for the nine-month periods ended September 30, 1999 and 1998, respectively.

     European Investment

     The SPG Operating Partnership and the Management Company have a 25% ownership interest in European Retail Enterprises, B.V. ("ERE") and Groupe BEG, S.A. ("BEG"), respectively, which are being accounted for using the equity method of accounting. BEG and ERE are fully integrated European retail real estate developers, lessors and managers. Simon Group's total investment in ERE and BEG at September 30, 1999 was approximately $37,500, with commitments for an additional $25,000, subject to certain performance and other criteria, including Simon Group's approval of development projects. The agreements with BEG and ERE are structured to allow Simon Group to acquire an additional 25% ownership interest over time. As of September 30, 1999, BEG and ERE had two Properties open in Poland and two in France, and one additional Property opened in Poland in October of 1999.

Note 9 - Debt

     At September 30, 1999, Simon Group had combined consolidated debt of $8,541,721, of which $6,199,768 was fixed-rate debt and $2,341,953 was variable-rate debt. Simon Group's pro rata share of indebtedness of the unconsolidated joint venture Properties as of September 30, 1999 was $1,647,025. As of September 30, 1999, Simon Group had interest-rate protection agreements related to $437,999 of its combined consolidated indebtedness. The agreements are generally in effect until the related variable-rate debt matures. Simon Group's hedging activity did not materially impact interest expense in the comparative periods.

     In January of 1999, Simon Group retired the $21,910 mortgage on North East Mall, which bore interest at 10% and had a stated maturity of September 2000, using cash from working capital. The paydown included a $1,774 prepayment charge, which was recorded as an extraordinary loss. In June of 1999, a new $17,709 mortgage was placed on North East Mall bearing interest at 6.74%, with a stated maturity of May 2002. The net proceeds were added to working capital.

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

     On July 1, 1999, the SPG Operating Partnership retired mortgage indebtedness of approximately $165,000 on three Properties generating an extraordinary loss of $304. This payoff was financed primarily with the Credit Facility.

     Effective August 25, 1999, the SPG Operating Partnership completed the refinancing of its $1.25 billion unsecured revolving credit facility (the "Credit Facility"). The terms of the Credit Facility are essentially unchanged, with the exception that the maturity date was extended from September 27, 1999 to August 25, 2002, with an additional one-year extension available at the option of the SPG Operating Partnership.

Note 10 - Shareholders' Equity

     The following table summarizes the changes in the Companies' shareholders' equity since December 31, 1998.

                                                SPG              SPG            SRC             Unrealized
                                             Preferred          Common         Common         Gain (Loss) on
                                               Stock            Stock          Stock          Investment (1)
                                             ---------          ------         ------         --------------

Balance at December 31, 1998                 $ 717,916          $   17         $    0         $          126

Conversion of 155,978 shares of
 Series A Preferred Stock into
 5,926,440 Paired Shares (2)                  (199,320)              1

Common stock issued as dividend
 (153,890 Paired Shares) (2)

Stock incentive program (541,361
 Paired Shares, net of forfeitures)

Amortization of stock incentive

Stock options exercised (82,988
 Paired Shares)

Adjustment to the limited
 partners' interests in the
 Operating Partnerships

Distributions
                                             ---------         -------        -------         --------------
Subtotal                                       518,596              18             --                    126

Comprehensive Income:
--------------------
Unrealized loss on investment (1)                                                                     (4,064)

Net income
                                             ---------         -------        -------         --------------
Total Comprehensive Income                          --              --             --                 (4,064)
                                             ---------         -------        -------         --------------
Balance at September 30, 1999                $ 518,596          $   18         $    0         $       (3,938)
                                             ==========         ======         ======         ==============


                                             Capital in                      Unamortized         Total
                                            Excess of Par    Accumulated      Restricted      Shareholders'
                                               Value           Deficit       Stock Award          Equity
                                            ------------     -----------     -----------      -------------
Balance at December 31, 1998                $3,083,213       $  (372,313)    $   (19,750)     $   3,409,209

Conversion of 155,978 shares of
 Series A Preferred Stock into
 5,926,440 Paired Shares (2)                   199,319                                                   --

Common stock issued as dividend
 (153,890 Paired Shares) (2)                     4,030                                                4,030

Stock incentive program (541,361
 Paired Shares, net of forfeitures)             13,727                           (13,082)               645

Amortization of stock incentive                                                    7,971              7,971

Stock options exercised (82,988
 Paired Shares)                                  2,013                                                2,013

Adjustment to the limited
 partners' interests in the
 Operating Partnerships                        (26,256)                                             (26,256)

Distributions                                                   (286,544)                          (286,544)
                                            ----------       -----------     -----------       ------------
Subtotal                                     3,276,046          (658,857)        (24,861)         3,111,068

Comprehensive Income:
--------------------
Unrealized loss on investment (1)                                                                    (4,064)

Net income                                                       143,756                            143,756
                                            ----------       -----------     -----------       ------------
Total Comprehensive Income                          --           143,756              --            139,692
                                            ----------       -----------     -----------       ------------
Balance at September 30, 1999               $3,276,046       $  (515,101)    $   (24,861)      $  3,250,760
                                            ==========       ===========     ===========       ============

(1)  Amounts consist of the Companies' pro rata share of the unrealized gain
     (loss) resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT. The investment in Chelsea is being reflected in the accompanying combined balance sheets as other investment.

(2) On February 26, 1999, 150,000 shares of SPG's Series A Convertible Preferred Stock were converted into 5,699,304 Paired Shares. On March 1, 1999 another 152,346 Paired Shares were issued to the holders of the converted shares in lieu of the cash dividends allocable to these preferred shares. Additionally, on May 10, 1999 another 5,978 shares of SPG's Series A Convertible Preferred Stock were converted into 227,136 Paired Shares, with another 1,544 Paired Shares issued in lieu of the cash dividends allocable to those preferred shares. At September 30, 1999, 53,271 shares of Series A Convertible Preferred Stock remained outstanding.

          Limited Partners' Preferred Interests in the SPG Operating Partnership

     As described in Note 2, in connection with the NED Acquisition, on August 27, 1999, the SPG Operating Partnership issued two new series of preferred Units as a portion of the consideration for the Properties acquired. The SPG Operating Partnership authorized 2,700,000, and issued 1,485,410, 7.00% Cumulative Convertible Preferred Units (the "7.00% Preferred Units") having a liquidation value of $28.00 per Unit. The 7.00% Preferred Units accrue cumulative dividends at a rate of $1.96 annually, which is payable quarterly in arrears. The 7.00% Preferred Units are convertible at the holders' option on or after August 27, 2004, into either a like number of shares of 7.00% Cumulative Convertible Preferred Stock of SPG with terms substantially identical to the 7.00% Preferred Units or Paired Units at a ratio of 0.75676 to one provided that the closing stock price of SPG's Paired Shares exceeds $37.00 for any three consecutive trading days prior to the conversion date. The SPG Operating Partnership may redeem the 7.00% Preferred Units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in Paired Units. In the event of the death of a holder of the 7.00% Preferred Units, or the occurrence of certain tax triggering events applicable to a holder, the SPG Operating Partnership may be required to redeem the 7.00% Preferred Units at liquidation value payable at the option of the SPG Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or Paired Shares.

     The SPG Operating Partnership also authorized 2,700,000, and issued 1,485,410, 8.00% Cumulative Redeemable Preferred Units (the "8.00% Preferred Units") having a liquidation value of $30.00. The 8.00% Preferred Units accrue cumulative dividends at a rate of $2.40 annually, which is payable quarterly in arrears. The 8.00% Preferred Units are each paired with one 7.00% Preferred Unit or with the Units into which the 7.00% Preferred Units may be converted. The SPG Operating Partnership may redeem the 8.00% Preferred Units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in either new preferred units of the SPG Operating Partnership having the same terms as the 8.00% Preferred Units, except that the distribution coupon rate would be reset to a then determined market rate, or in Paired Units. The 8.00% Preferred Units are convertible at the holders' option on or after August 27, 2004, into 8.00% Cumulative Redeemable Preferred Stock of SPG with terms substantially identical to the 8.00% Preferred Units. In the event of the death of a holder of the 8.00% Preferred Units, or the occurrence of certain tax triggering events applicable to a holder, the SPG Operating Partnership may be required to redeem the 8.00% Preferred Units owned by such holder at their liquidation value payable at the option of the SPG Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or Paired Shares.

          Preferred Stock

     Also in connection with the NED Acquisition, on August 27, 1999, SPG authorized two new series of preferred stock to be available for issuance upon conversion by the holders or redemption by the SPG Operating Partnership of the 7.00% Preferred Units or the 8.00% Preferred Units, as described above. SPG authorized 2,700,000 shares of Series C 7.00% Cumulative Convertible Preferred Stock and 2,700,000 shares of Series D 8.00% cumulative redeemable Preferred Stock. Each of these new series of preferred stock have terms which are substantially identical to the respective series of Preferred Units. None of such shares were issued or outstanding through September 30, 1999.

          The Simon Property Group 1998 Stock Incentive Plan

     At the time of the CPI Merger, Simon Group adopted The Simon Property Group 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption, in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. During 1999, 560,358 Paired Shares of restricted stock were awarded to executives related to 1998 performance. As of September 30, 1999, 1,828,586 Paired Shares of restricted stock, net of forfeitures, were deemed earned and awarded under the 1998 Plan. Approximately $2,604 and $2,852 relating to these programs were amortized in the three-month periods ended September 30, 1999 and 1998, respectively and approximately $7,971 and $7,299 relating to these programs were amortized in the nine-month periods ended September 30, 1999 and 1998, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of Simon Group over the vesting period.

Note 11 - Commitments and Contingencies

          Litigation

     Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs were all principals or affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). The plaintiffs alleged in their complaint that the SPG Operating Partnership engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the SPG Operating Partnership's acquisition by tender offer of shares in the Retail Property Trust ("RPT"), a Massachusetts business trust, and certain litigation instituted in September, 1997, by the SPG Operating Partnership against Jacobs in federal district court in New York. On September 17, 1999, the parties mutually agreed to dismiss, with prejudice, the lawsuit brought by Jacobs. No consideration was paid to Jacobs by the SPG Operating Partnership in connection with this dismissal.

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation ("DRC") Stock Incentive Plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgement order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs' cross motion for summary judgement, remanding the matter to the Common Pleas Court for the determination of plaintiffs' damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision. Briefs have been filed by both parties. The Ohio Supreme Court has not yet determined whether it will take the matter up on appeal. As a result of the Appellate Court's decision, Simon Group recorded a $12.0 million loss related to this litigation in the accompanying combined statements of operations as an unusual item.

     Roel Vento et al v. Tom Taylor et al. An affiliate of Simon Group is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. Simon Group appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,384 plus interest. Simon Group filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court has not yet determined whether it will take the matter up on appeal. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on Simon Group.

     Simon Group currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that such routine litigation and administrative proceedings will not have a material adverse impact on Simon Group's financial position or its results of operations.

          Long-term Contract

     On September 30, 1999, Simon Group entered into a 10-year contract with Enron Energy Services, a subsidiary of Enron and a leading provider of energy outsourcing services, for Enron to supply or manage all of the energy commodity requirements throughout Simon Group's portfolio. The contract includes electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. Simon Group currently expends approximately $150 million annually in overall energy consumption and related services.

Note 12 - Related Party Transactions

     Until April 15, 1999, when the Three Dag Hammarskjold building was sold, the SRC Operating Partnership received a substantial amount of its rental income from the SPG Operating Partnership for office space under lease. During the period prior to the CPI Merger, such rent was received from CPI.

Note 13 - New Accounting Pronouncements

     On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133 will be effective for Simon Group beginning with the 2001 fiscal year and may not be applied retroactively. Management does not expect the impact of SFAS 133 to be material to the financial statements. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

     On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. The Companies have assessed the impact of this pronouncement and determined the impact to be immaterial to the financial statements.

Note 14 - Subsequent Events

          Mall of America

     Effective October 15, 1999, the SPG Operating Partnership and its affiliated Management Company acquired a noncontrolling 27.5% ownership interest in Mall of America in Minneapolis, Minnesota, and adjacent land, for approximately $170,000, including the assumption of its $85,800 pro rata share of a $312,000 mortgage; the issuance of 1,000,000 shares of 8% Redeemable Preferred Stock in SPG with a face value of $25,000 and $60,258 in cash. Simon Group is entitled to 50% of the economic benefits of Mall of America. Simon Group funded the majority of the cash portion of the purchase price with the Credit Facility.

          Additional NED Transactions

     On October 26, 1999, Mayflower acquired an additional regional mall from NED for approximately $222,850, which included the assumption of approximately $158,508 of mortgage indebtedness; $34,996 in cash; and the issuance of 200,212 Paired Units valued at approximately $5,706; 407,574 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $11,412; and 407,574 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $12,228. In conjunction with this transaction, Simon Group acquired a regional mall from NED for approximately $66,312, including the assumption of approximately $37,068 of mortgage indebtedness; $1,214 in cash; and the issuance of 191,240 Paired Units valued at approximately $5,450; 389,310 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $10,900; and 389,310 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $11,680. It is anticipated that Mayflower will acquire ownership interests in two additional regional malls from NED by the end of 1999 for approximately $175,000.

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

          Overview

     As described in Note 2 to the financial statements, effective August 27, 1999, Mayflower, a limited liability company in which Simon Group has a noncontrolling 49.1% interest, acquired a portfolio of ten regional malls from NED for approximately $1.3 billion. Simon Group assumed management responsibilities for the portfolio, which includes approximately 7.3 million square feet of GLA. The purchase price includes the assumption of approximately $738.6 million of mortgage indebtedness; $441.8 million in cash; and the issuance of 729,675 Paired Units valued at approximately $20.8 million and 2,970,820 preferred Units in the SPG Operating Partnership valued at approximately $86.2 million. Simon Group's $162.7 million share of the cash portion of the purchase price was financed using the Credit Facility.

     In addition, on October 26, 1999, Mayflower acquired an additional regional mall from NED for approximately $222.8 million, which included the assumption of approximately $158.5 million of mortgage indebtedness; $35.0 million in cash; and the issuance of 200,212 Paired Units valued at approximately $5.7 million and 815,148 preferred Units in the SPG Operating Partnership valued at approximately $23.6 million. Concurrent with this transaction, Simon Group acquired a regional mall from NED for approximately $66.3 million, including the assumption of approximately $37.1 million of mortgage indebtedness; $1.2 million in cash and the issuance of 191,240 Paired Units valued at approximately $5.4 million and 778,620 preferred Units in the SPG Operating Partnership valued at approximately $22.6 million. It is anticipated that Mayflower will acquire two additional regional malls from NED by the end of 1999 for approximately $175 million.

     On September 30, 1999, Simon Group entered into a 10-year contract with Enron Energy Services, a subsidiary of Enron and a leading provider of energy outsourcing services, for Enron to supply or manage all of the energy commodity requirements throughout Simon Group's portfolio. The contract includes electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. This alliance is designed to reduce operating costs for Simon Group's tenants, as well as deliver incremental profit to Simon Group. Simon Group currently expends approximately $150 million annually in overall energy consumption and related services.

     Also during the third quarter of 1999, Simon Group launched a new program designed to take advantage of new retail opportunities of the digital age. Elements of the strategy include digitizing the existing assets of the Properties by implementing internet web sites for each of the Properties, creating products that leverage the digitalization of consumers and Simon merchants through an enhanced broadband network called TenantConnect.net and incubating concepts that leverage the physical and virtual worlds through a venture creation firm called clixnmortar.com, a subsidiary of the SRC Operating Partnership. Among the programs being tested for implementation are FastFrog.com, which allows consumers to create an electronic wishlist on their own personalized internet web site for any gift-giving occasion, which can then be emailed to potential gift buyers, and YourSherpa.com, which allows shoppers to scan items from any retailer in a given regional mall and then pay through a single channel, instead of at each individual retailer, and have their selections gift-wrapped and delivered and TenantConnect.net which implements a high speed broadband network in the Properties. Simon Group's investment in the program during the first nine months of 1999 is approximately $4 million.

     For financial reporting purposes, as of the close of business on September 24, 1998, the operating results include the CPI Merger described in Note 3 to the financial statements. As a result, the 1999 consolidated results of operations include an additional 17 regional malls, two office buildings (one of which was sold on April 15, 1999) and one community center, with an additional six regional malls being accounted for using the equity method of accounting.

     The following Property acquisitions, sales and opening (the "Property Transactions"), also impacted Simon Group's consolidated results of operations in the comparative periods. On January 26, 1998, Simon Group acquired 100% of Cordova Mall for approximately $87.3 million. In March of 1998, Simon Group opened the approximately $13.3 million Muncie Plaza. On May 5, 1998, Simon Group acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG's common stock, valued at approximately $17.2 million. Effective June 1, 1998, Simon Group sold The Promenade for $33.5 million. Effective June 30, 1998, Simon Group sold Southtown Mall for $3.3 million. On December 7, 1998, Simon Group obtained a controlling 90% interest in The Arboretum community center for approximately $40.5 million. On January 29, 1999, Simon Group acquired the remaining 15% ownership interests in Lakeline Mall and Lakeline Plaza for approximately $21.8 million. On March 1, 1999 Simon Group acquired the remaining 50% ownership interests in Century III Mall for approximately $57.0 million. On May 20, 1999, Simon Group sold Cohoes Commons for $4.2 million. On June 28, 1999 Simon Group purchased the remaining 50% interest in Haywood Mall for approximately $68.8 million. (See Liquidity and Capital Resources for additional information on 1999 acquisitions and dispositions.)

          Results of Operations

For the Three Months ended September 30, 1999 vs. the Three Months Ended September 30, 1998

     Total revenue increased $148.8 million or 46.2% for the three months ended September 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($113.1 million) and the Property Transactions ($16.1 million). Excluding these items, total revenues increased $19.7 million or 6.1%, primarily due to a $7.0 million increase in minimum rents, a $7.9 million increase in overage rent and a $9.2 million increase in tenant reimbursements, partially offset by a $4.4 million decrease in miscellaneous income, which includes a $2.5 million brokerage fee received in 1998 in connection with the sale of the General Motors Building. The 3.6% comparable increase in minimum rent results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and increased rents from Simon Group's marketing initiative, Simon Brand Ventures ("SBV"). The increase in overage rent is primarily the result of the negative impact in 1998 ($4.2 million) of a temporary change in the timing in which overage rents were recognized promulgated by EITF 98-9, which was later rescinded, and an overall increase in tenant sales.

     Total operating expenses increased $81.6 million or 46.7% for the three months ended September 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($69.0 million) and the Property Transactions ($8.8 million). Excluding these transactions, total operating expenses increased $3.8 million or 2.2%.

     Interest expense increased $46.7 million, or 48.0% for the three months ended September 30, 1999, as compared to the same period in 1998. This increase is primarily a result of the CPI Merger ($39.0 million), the Property Transactions ($5.8 million), and the NED Acquisition ($0.9 million). Excluding these transactions, interest expense increased $1.0 million.

     Please see Note 11 to the financial statements for a description of the $12.0 million loss from litigation recorded as an unusual item during the period.

     Income from unconsolidated entities increased from $3.8 million in 1998 to $18.6 million in 1999, resulting from a $10.6 million increase in income from unconsolidated partnerships and joint ventures and a $4.2 million increase in income from the Management Company.

     Income before allocation to limited partners was $74.7 million for the three months ended September 30, 1999, which reflects an increase of $21.9 million over the same period in 1998, primarily for the reasons discussed above. Income before allocation to limited partners was allocated to the Companies based on SPG's direct ownership of Ocean County Mall and certain net lease assets, and the Companies' preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period. In addition, SRC recognizes an income tax provision (benefit) on its pro rata share of the earnings (losses) of the SRC Operating Partnership.

     Preferred distributions of the SPG Operating Partnership represent distributions of preferred Units issued in connection with the NED Acquisition (See Note 2 to the financial statements). Preferred distributions of subsidiary represent distributions on preferred stock of SPG Properties, Inc. (formerly "Simon DeBartolo Group, Inc." prior to the CPI Merger), a 99.999% owned subsidiary of SPG.


For the Nine Months ended September 30, 1999 vs. the Nine Months Ended September 30, 1998

     Total revenue increased $438.3 million or 47.0% for the nine months ended September 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($350.2 million) and the Property Transactions

($33.4 million). Excluding these items, total revenues increased $54.7 million or 5.9%, primarily due to a $28.6 million increase in minimum rent, a $7.3 million increase in overage rents and a $22.2 million increase in tenant reimbursements, partially offset by a $3.4 million decrease in miscellaneous income, which includes a $2.5 million brokerage fee received in 1998 in connection with the sale of the General Motors Building. The 5.1% comparable increase in minimum rent results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents and increased rents from SBV. The $7.3 million increase in overage rents is primarily the result of the $5.6 million negative impact in 1998 from EITF 98-9 discussed above. The $22.0 million increase in tenant reimbursements is partially offset by a $16.6 million increase in recoverable expenses.

     Total operating expenses increased $246.4 million or 48.6% for the nine months ended September 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($207.1 million) and the Property Transactions ($20.1 million). Excluding these transactions, total operating expenses increased $19.2 million or 3.8%, primarily due to a $16.6 million increase in recoverable expenses, which was offset by an increase in tenant reimbursements, as described above.

     Interest expense increased $146.1 million, or 51.9% for the nine months ended September 30, 1999, as compared to the same period in 1998. This increase is primarily a result of the CPI Merger ($123.4 million), the Property Transactions ($12.5 million), the NED Acquisition ($0.9 million) and incremental interest on borrowings under the Credit Facility to acquire a noncontrolling joint venture interest in twelve regional malls and two community centers (the "IBM Properties") in February 1998 ($2.2 million). Excluding these transactions, interest expense increased $7.1 million.

     The $3.4 million income tax benefit in 1999 represents SRC's pro rata share of the SRC Operating Partnership's current year losses and the realization of tax carryforward benefits for which a valuation allowance was previously provided.

     Income from unconsolidated entities increased $36.3 million for the nine months ended September 30, 1999, as compared to the same period in 1998, resulting from a $23.5 million increase in income from unconsolidated partnerships and joint ventures and a $12.8 million increase in income from the Management Company. The increase in income from unconsolidated partnerships and joint ventures is primarily due to the CPI Merger ($10.0 million) and the IBM Properties ($4.9 million).

     Please see Note 11 to the financial statements for a description of the $12.0 million loss from litigation recorded as an unusual item during the period.

     The $2.2 million extraordinary loss in 1999 is the result of refinancing indebtedness. The $7.0 million extraordinary gain in 1998 is the result of a gain on forgiveness of debt ($5.2 million) and the write-off of the premium on such indebtedness ($1.8 million).

     Income before allocation to limited partners was $207.6 million for the nine months ended September 30, 1999, which reflects an increase of $59.1 million over the same period in 1998, primarily for the reasons discussed above. Income before allocation to limited partners was allocated to the Companies based on SPG's direct ownership of Ocean County Mall and certain net lease assets, and the Companies' preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period. In addition, SRC recognizes an income tax provision (benefit) on its pro rata share of the earnings (losses) of the SRC Operating Partnership.

     Preferred distributions of the SPG Operating Partnership represent distributions of preferred Units issued in connection with the NED Acquisition (See Note 2 to the financial statements). Preferred distributions of subsidiary represent distributions on preferred stock of SPG Properties, Inc. (formerly "Simon DeBartolo Group, Inc." prior to the CPI Merger), a 99.999% owned subsidiary of SPG.


          Liquidity and Capital Resources

     As of September 30, 1999, Simon Group's balance of cash and cash equivalents was approximately $98.9 million. In addition to its cash balance, Simon Group had a borrowing capacity on the Credit Facility of $570.5 million available after outstanding borrowings and letters of credit at September 30, 1999. Simon Group also has access to public equity and debt markets. The SPG Operating Partnership has a shelf registration statement currently effective, under which $250 million in debt securities may be issued.

     Management anticipates that cash generated from operations will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to shareholders in accordance with REIT requirements. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance; (ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity raised in the public markets.

     On February 26, 1999, 150,000 shares of SPG's Series A Convertible Preferred stock were converted into 5,699,304 Paired Shares. On March 1, 1999, another 152,346 Paired Shares were issued to the holders of the converted shares in lieu of the cash dividends allocable to these preferred shares. Additionally, on May 10, 1999 another 5,978 shares of SPG's Series A Convertible Preferred stock were converted into 227,136 Paired Shares, with another 1,544 Paired Shares issued in lieu of the cash dividends allocable to those preferred shares. At September 30, 1999, 53,271 shares of Series A Convertible Preferred stock remained outstanding.

          Sensitivity Analysis

     Simon Group's future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 1999, a 0.25% increase in the market rates of interest would decrease earnings and cash flows over the next twelve months by approximately $4.5 million and $5.2 million, respectively, and would decrease the fair value of debt by approximately $160 million. A 0.25% decrease in the market rates of interest would increase earnings and cash flows over the next twelve months by approximately $4.5 million and $5.2 million, respectively, and would increase the fair value of debt by approximately $175 million.

          Financing and Debt

     At September 30, 1999, Simon Group had consolidated debt of $8,542 million, of which $6,200 million is fixed-rate debt bearing interest at a weighted average rate of 7.3% and $2,342 million is variable-rate debt bearing interest at a weighted average rate of 6.2%. As of September 30, 1999, Simon Group had interest rate protection agreements related to $438 million of consolidated variable-rate debt. Simon Group's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the nine months ended September 30, 1999 or 1998.

     Scheduled principal payments of the Companies' share of consolidated indebtedness over the next five years is $5,058 million, with $3,313 million thereafter. Simon Group's combined ratio of consolidated debt-to-market capitalization was 57.9% and 51.2% at September 30, 1999 and December 31, 1998, respectively. Approximately 6.1% of this 6.7% increase is a result of the decrease in the market price of the Companies' Paired Shares.

     In January of 1999 Simon Group retired the $22 million mortgage on North East Mall, which bore interest at 10% and had a stated maturity of September 2000, using cash from working capital. The paydown included a $1.8 million prepayment charge, which was recorded as an extraordinary loss. In June of 1999, a new $17.7 million mortgage was placed on North East Mall bearing interest at 6.74%, with a stated maturity of May 2002. The net proceeds were added to working capital.

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

     Effective August 25, 1999, the SPG Operating Partnership completed the refinancing of its $1.25 billion unsecured revolving credit facility (the "Credit Facility"). The terms of the Credit Facility are essentially unchanged, with the exception that the maturity date was extended from September 27, 1999 to August 25, 2002, with an additional one-year extension available at the option of the SPG Operating Partnership.

          Acquisitions

     In addition to the NED Acquisition described previously, during the first nine months of 1999 Simon Group acquired the remaining ownership interests in four Properties for a total of approximately $147.5 million, including the assumption of approximately $48.5 million of mortgage indebtedness. These purchases were funded primarily with borrowings from the Credit Facility. Each of the Properties purchased were previously accounted for using the equity method of accounting and are now accounted for using the consolidated method of accounting.

     Additionally, on October 15, 1999, Simon Group and its affiliated Management Company acquired a noncontrolling 27.5% ownership interest in Mall of America in Minneapolis, Minnesota, and adjacent land, for approximately $170 million. The purchase price includes the assumption of $85.8 million pro rata share of a $312.0 million mortgage; the issuance of 1,000,000 shares of 8% Redeemable Preferred Stock in SPG with a face value of $25 million and $60.3 million in cash. Simon Group is entitled to 50% of the economic benefits of Mall of America. Simon Group funded the majority of the cash portion of the purchase price with the Credit Facility.

     Management continues to review and evaluate a limited number of individual property and portfolio acquisition opportunities. Management believes, however, that due to the rapid consolidation of the regional mall business over the past three years, coupled with the current status of the capital markets, that acquisition activity in the near term will be a less significant component of the Company's growth strategy. Management believes that funds on hand, and amounts available under the Credit Facility, together with the net proceeds of public and private offerings of debt and equity securities are sufficient to finance likely acquisitions. No assurance can be given that Simon Group will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

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

     In January of 1999, The Shops at Sunset Place, a 510,000 square-foot destination-oriented retail and entertainment project, opened in South Miami, Florida. Simon Group owns 37.5% of this approximately $150 million specialty center. The approximately $246 million Mall of Georgia, an approximately 1.6 million square foot regional mall project, opened on August 13, 1999. Adjacent to the regional mall, the approximately $38 million Mall of Georgia Crossing is an approximately 441,000 square-foot community shopping center project, which also opened in August of 1999. Simon Group funded 85% of the capital requirements of these projects and has a noncontrolling 50% ownership interest in each of them after the return of its equity and a 9% return thereon. On September 17, 1999, the approximately $216 million Concord Mills, a 1.4 million square foot value-oriented super regional mall, opened in Concord (Charlotte), North Carolina. Simon Group owns 37.5% of this approximately $216 million Property.

     Construction also continues on the following projects, which have an aggregate construction cost of approximately $466 million, of which Simon Group's share is approximately $265 million:

     . Orlando Premium Outlets marks Simon Group's first project to be constructed in the partnership with Chelsea GCA Realty. This 433,000 square-foot upscale outlet center is scheduled for completion in the summer of 2000 in Orlando, Florida.

     . Arundel Mills is scheduled to open in the fall of 2000. Simon Group has a 37.5% ownership interest in this approximately 1.4 million square-foot value-oriented super-regional mall project.

     . Simon Group has two community center projects under construction: The Shops at North East Mall and Waterford Lakes Town Center at a combined 1,316,000 square feet of GLA, which are each scheduled to open in November of 1999.

     A key objective of Simon Group is to increase the profitability and market share of its Properties through strategic renovations and expansions. Simon Group's share of projected costs to fund all renovation and expansion projects in 1999 is approximately $300 million, which includes approximately $190 million incurred in the first nine months of 1999. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. Simon Group currently has four major expansion and/or redevelopment projects under construction with targeted 1999 completion dates. Included in combined investment properties at September 30, 1999 is approximately $396.9 million of construction in progress, with another $231.6 million in the unconsolidated joint venture investment properties.

     Distributions. The Companies declared a distribution of $0.505 per Paired Share in each of the first three quarters of 1999. The current annual distribution rate is $2.02 per Paired Share. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred distributions of $65.53 per share of SPG's Series A preferred stock and $4.875 per share of SPG's Series B preferred stock were declared during the first nine months of 1999.

          Investing and Financing Activities

     Cash used in investing activities for the nine months ended September 30, 1999 of $439.4 million is the result of acquisitions of $265.7 million, capital expenditures of $349.6 million, investments in unconsolidated joint ventures of $56.0 million, and $24.4 million of investments in and advances to the Management Company, partially offset by distributions from unconsolidated entities of $191.6 million; net proceeds from the sales of assets of $54.0 million; and cash of $10.8 million from the consolidations of Haywood Mall, Century III Mall, Lakeline Mall and Lakeline Plaza. Capital expenditures includes development costs of $74.0 million, renovation and expansion costs of approximately $221.2 million and tenant costs and other operational capital expenditures of approximately $54.4 million. Acquisitions, including transaction costs, includes $166.5 million for the NED Acquisition and $69.0 million, $24.0 million and $6.3 million for the remaining interests in Haywood Mall, Century III Mall and Lakeline Mall and Plaza, respectively. Investments in unconsolidated joint ventures is primarily $15.7 million in Florida Mall, $11.2 million in Orlando Premium Outlots, $11.2 million in BEG and ERE and $6.3 million in Mall of Georgia. Distributions from unconsolidated entities includes $46.5 million, $34.7 million, $28.0 million, $14.7 million and $12.5 million from Gwinnett Place, Town Center at Cobb, Westchester Mall, Concord Mills and the IBM Properties, respectively. Net proceeds from the sales of assets is made up of $28.5 million, $21.3 million and $4.2 million from the sales of the partnership interests in the management company of the Charles Hotel and related land, the Three Dag Hammarskjold office building and Cohoes Center, respectively.

     Cash used in financing activities for the nine months ended September 30, 1999 was $34.4 million and primarily includes net distributions of $419.4 million, partially offset by net borrowings of $385.0 million.

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

     Total EBITDA for the Properties increased from $908.0 million for the nine months ended September 30, 1998 to $1,287.7 million for the same period in 1999, representing a 41.8% increase. This increase is primarily attributable to the CPI Merger ($291.3 million), the IBM Properties ($14.4 million), the NED Acquisition ($8.9 million) and the other Properties opened or acquired during 1998 and 1999 ($13.4 million), partially offset by a decrease from Properties sold in the comparative periods ($2.4 million). Excluding these items, EBITDA increased $54.0 million, or 5.9%, resulting from aggressive leasing of new and existing space and increased operating efficiencies. During this period operating profit margin increased from 64.7% to 64.8%.

          FFO-Funds from Operations

     FFO, as defined by the National Association of Real Estate Investment Trusts, means the consolidated net income of Simon Group and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on Simon Group's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing performance. Simon Group's method of calculating FFO may be different from the methods used by other REITs. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles;
(ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. Beginning January 1, 2000, the revised NAREIT definition of FFO will not permit the exclusion of unusual items.

     The following summarizes FFO of Simon Group and reconciles combined income before unusual and extraordinary items to FFO for the periods presented:

                                                          For the Three Months                          For the Nine Months
                                                           Ended September 30,                           Ended September 30,
                                                  -----------------------------------            -----------------------------------
                                                      1999                   1998                    1999                   1998
                                                  ------------           ------------            ------------           ------------
(In thousands)
FFO of Simon Group                                  $ 180,001              $ 123,584               $ 508,529              $ 348,448
                                                  ===========            ===========             ===========            ===========
Reconciliation:
Income Before Unusual and Extraordinary Items       $  87,125              $  52,851               $ 221,851              $ 141,489
Plus:
 Depreciation and amortization from combined
  consolidated Properties                              93,182                 60,877                 272,263                177,038
 Simon Group's share of depreciation and
  amortization and extraordinary items from
  unconsolidated affiliates                            17,900                 19,646                  59,191                 50,754
 Loss on the sale of real estate                           --                     64                   9,308                  7,283
Less:
 Minority interest portion of depreciation,
  amortization and extraordinary items                 (1,516)                (1,780)                 (3,566)                (5,374)
 Preferred distributions (including preferred
  distributions of a subsidiary and to preferred
  unitholders)                                        (16,690)                (8,074)                (50,518)               (22,742)
                                                  -----------            -----------             -----------            -----------
FFO of Simon Group                                  $ 180,001              $ 123,584               $ 508,529              $ 348,448
                                                  ===========            ===========             ===========            ===========
FFO Allocable to the Companies                      $ 130,865              $  79,841               $ 370,224              $ 222,575
                                                  ===========            ===========             ===========            ===========

     Portfolio Data

     The following operating statistics give effect to the CPI Merger and the NED Acquisition for 1999 only. Statistics include all other Properties except Richmond Town Square, which is in the final stages of an extensive redevelopment.

     Aggregate Tenant Sales Volume. For the nine months ended September 30, 1999 compared to the same period in 1998, total reported retail sales at mall and freestanding GLA owned by Simon Group ("Owned GLA") in the regional malls increased $3,167 million or 49.0% from $6,457 million to $9,624 million, primarily as a result of the CPI Merger ($2,183 million), the NED Acquisition ($473 million), increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 87.7% at September 30, 1998, to 88.5% at September 30, 1999. Owned GLA has increased 7.9 million square feet from September 30, 1998, including the CPI Merger, to September 30, 1999, primarily as a result of the NED Acquisition (4.2 million) and Property openings (3.0 million).

     Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 15.3%, from $23.20 at September 30, 1998 to $26.75 at September 30, 1999. Of this increase, $2.63 is a result of the CPI Merger and NED Acquisition.

          Inflation

     Inflation has remained relatively low and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling Simon Group to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable Simon Group to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing Simon Group's exposure to increases in costs and operating expenses resulting from inflation.

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

          Status of Project Through October 31, 1999

          IT Component. Simon Group's primary operating, financial accounting and billing systems and Simon Group's standard primary desktop software have been determined to be Year 2000 ready. Simon Group's information services department has also completed its assessment of other "mission critical" applications within Simon Group and has implemented solutions to those applications in order for them to be Year 2000 ready. Vendor testing has occurred for mission critical applications, but Simon Group continues to perform its own tests on certain applications in an effort to assure Year 2000 readiness.

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

          Excluding the Properties recently acquired from NED in each phase of the project, Phase (1) and Phase (2) are complete and Phase (3) is in process. The assessment of compliance status of key tenants is approximately 91% complete, the assessment of compliance status of key third party service providers is approximately 96% complete, the assessment of compliance status of critical inventoried components at the Properties is approximately 91% complete and the assessment of compliance status of non-critical inventoried components at the Properties is approximately 90% complete. Where Year 2000 issues have been identified with Non-IT Components, plans have been implemented, or will be implemented before year-end, which Simon Group expects will address those Year

     2000 issues. Implementation of contingency and replacement plans (Phase
     (5)) is ongoing and will continue throughout 1999 to the extent Year 2000 issues are identified. Testing (Phase (6)) has been completed. Testing at 12 Properties recently acquired from NED is expected to be completed by November 15, 1999. Simon Group believes that mission critical Non-IT Components have been identified at those 12 Properties and plans have been implemented, or will be implemented before year-end, which Simon Group expects will address those mission critical issues.

     Contingency Plans (Phase 4). The development of contingency plans (Phase
(4)) is complete. Included within Simon Group's contingency plans is a requirement that Simon Group's home office and each Property be manned by on-site personnel beginning December 31, 1999 and continuing through the first business day of January 2000 to recognize and immediately address, to the extent possible, any Year 2000 issues arising out of any IT Component at Simon Group's home office and any Non-IT Component at the Properties.

     Costs. Simon Group estimates that it will spend approximately $1.5 million in incremental costs for its Year 2000 project. This amount includes expenses incurred beginning January 1997 and continuing through the beginning of 2000 for any repairs or replacements necessary to correct noncompliant systems. Costs incurred through September 30, 1999 are estimated at approximately $600 thousand, including approximately $100 thousand in the nine-month period ended September 30, 1999. Such amounts are expensed as incurred. These estimates do not include the costs expended by Simon Group following the 1996 merger with DeBartolo Realty Corporation for software, hardware and related costs necessary to upgrade its primary operating, financial accounting and billing systems, which allowed those systems to, among other things, become Year 2000 compliant.

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

Part II - Other Information

     Item 1:   Legal Proceedings

     Please refer to Note 11 of the combined financial statements for a summary of material litigation.

     Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          3.1 Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value

          3.1a Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value

          3.2 Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value

          3.2a Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value

          3.3 Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series E Cumulative Redeemable Preferred Stock, $0.0001 Par Value

          (b)   Reports on Form 8-K

                    One report on Form 8-K was filed during the current period.

                        On August 17, 1999 under Item 5 - Other Events, SPG
                    reported that it made available additional ownership and operational information concerning the Companies, the Operating Partnerships, and the properties owned or managed as of June 30, 1999, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SIMON PROPERTY GROUP, INC. AND
                                         SPG REALTY CONSULTANTS, INC.

                                         /s/ John Dahl
                                         -------------
                                         John Dahl,
                                         Senior Vice President and Chief
                                         Accounting Officer
                                         (Principal Accounting Officer)

                                         Date: November 10, 1999