Form 10-K405
period 1999-12-31
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 2000-03-29
CIK 1063761, 1067173

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the fiscal year ended December 31, 1999

              SIMON PROPERTY GROUP, INC.                               SPG REALTY CONSULTANTS, INC.
              --------------------------                               ----------------------------
(Exact name of registrant as specified in its charter)      (Exact name of registrant as specified in its charter)
                       Delaware                                                    Delaware
                       --------                                                    --------
               (State of incorporation)                               (State of incorporation)
                      001-14469                                            001-14469-01
                      ---------                                            ------------
                (Commission File No.)                                   (Commission File No.)
                      046268599                                              13-2838638
                      ---------                                              ----------
         (I.R.S. Employer Identification No.)                   (I.R.S. Employer Identification No.)
                 National City Center                                   National City Center
      115 West Washington Street, Suite 15 East               115 West Washington Street, Suite 15 East
             Indianapolis, Indiana  46204                           Indianapolis, Indiana  46204
             ----------------------------                           ----------------------------
       (Address of principal executive offices)               (Address of principal executive offices)
                    (317) 636-1600                                         (317) 636-1600
                    --------------                                         --------------
 (Registrant's telephone number, including area code)   (Registrant's telephone number, including area code)

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

6.5% Series B Convertible Preferred Stock,
  $.0001 par value                                       New York Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of shares of common stock held by non-affiliates of the Registrants was approximately $4,141 million based on the closing market price on the New York Stock Exchange for such stock on January 31, 2000. As of March 16, 2000, Simon Property Group, Inc. had 169,998,168; 3,200,000 and 4,000
shares of common stock, Class B common stock and Class C common stock outstanding, respectively, which were paired with 1,732,022 shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc. outstanding on that same date.

                      Documents Incorporated By Reference

Portions of the Registrants' Annual Report to Shareholders are incorporated by reference into Parts I, II and IV and portions of the Registrants' Proxy Statements in connection with their Annual Meetings of Shareholders to be held on May 10, 2000 are incorporated by reference in Part III.
================================================================================

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.
                           Annual Report on Form 10-K
                               December 31, 1999

                               TABLE OF CONTENTS


Item No.                                                                Page No.
--------                                                                --------

                                     Part I

  1.  Business.............................................................  3
  2.  Properties...........................................................  8
  3.  Legal Proceedings.................................................... 33
  4.  Submission of Matters to a Vote of Security Holders.................. 33

                                     Part II

  5.  Market for the Registrants' Common Equity and Related
      Stockholder Matters.................................................. 33
  6.  Selected Financial Data.............................................. 34
  7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations.................................. 34
  7A. Quantitative and Qualitative Disclosure About Market Risk............ 34
  8.  Financial Statements and Supplementary Data.......................... 34
  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................. 34

                                     Part III

  10. Directors and Executive Officers of the Registrants.................. 35
  11. Executive Compensation............................................... 35
  12. Security Ownership of Certain Beneficial Owners and Management....... 35
  13. Certain Relationships and Related Transactions....................... 35

                                     Part IV

  14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K...  36

  Signatures............................................................... 37

                                    Part I

Item 1. Business


     Background

     Simon Property Group, Inc. ("SPG"), a Delaware corporation, is a self-administered and self-managed, real estate investment trust ("REIT"). Each share of common stock of SPG is paired ("Paired Shares") with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation ("SRC" and together with SPG, the "Companies").

     Simon Property Group, L.P. (the "SPG Operating Partnership"), formerly known as Simon DeBartolo Group, L.P., is the primary subsidiary of SPG. Units of ownership interest ("Units") in the SPG Operating Partnership are paired with a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC. The Companies together with the Operating Partnerships are hereafter referred to as "Simon Group", which prior to the CPI Merger (see below) refers to Simon DeBartolo Group, Inc. and the SPG Operating Partnership. At December 31, 1999, the Companies' direct and indirect ownership interests in the Operating Partnerships totaled 72.4%.

     Mergers and Acquisitions

     Mergers and acquisitions have been a significant component of the growth and development of Simon Group's business. Beginning with the $3.0 billion acquisition, through merger, of DeBartolo Realty Corporation ("DRC") in August of 1996 (the "DRC Merger"), Simon Group has completed five major mergers and/or acquisitions that have helped shape the current organization. During 1997, Simon Group completed the acquisition of Retail Property Trust, along with its operating partnership, Shopping Center Associates, for approximately $1.3 billion. In February of 1998, Simon Group acquired a 50% ownership interest in a portfolio of fourteen properties for approximately $0.5 billion. In September of 1998, Simon Group completed the acquisition, through merger, of Corporate Property Investors, Inc. ("CPI"), and Corporate Realty Consultants, Inc. for approximately $5.9 billion (the "CPI Merger"). And most recently, the NED Acquisition was completed in 1999, for approximately $1.8 billion, as described below.

     The NED Acquisition. During 1999, Simon Group acquired ownership interests in 14 regional malls from New England Development Company (the "NED Acquisition"). Simon Group acquired one of the properties directly and formed a joint venture with three partners ("Mayflower"), of which Simon Group owns 49.1%, to acquire interests in the remaining properties. The total costs of the NED Acquisition is approximately $1.8 billion, of which Simon Group's share is approximately $894 million. Simon Group assumed management responsibilities for the portfolio, which includes approximately 10.7 million square feet of GLA. Simon Group's share of the cost of the NED Acquisition included the assumption of approximately $530 million of mortgage indebtedness; $177 million in cash; and the issuance of approximately $187 million of common and preferred equity in the Operating Partnerships.

     In addition to the NED Acquisition, Simon Group acquired the remaining ownership interests in four existing Properties as well as 50% of the economic benefits of Mall of America in Minneapolis, Minnesota in 1999 at a combined cost of approximately $318 million.

     Description of the Business

     SPG, primarily through the SPG Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1999, SPG and the SPG Operating Partnership owned or held an interest in 259 income-producing properties in the United States, which consisted of 168 regional malls, 78 community shopping centers, four specialty retail centers, five office and mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties") and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned an interest in two properties currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio" or the "Portfolio Properties". The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). The

Management Company manages certain of the Properties and certain other retail real estate properties not owned by Simon Group, and also engages in property development activities.

     SRC, primarily through the SRC Operating Partnership, engages primarily in activities that capitalize on the resources, customer base and operating activities of SPG, which could not be engaged in by SPG without potentially impacting its status as a REIT. As of December 31, 1999, these activities included several new e-commerce initiatives described under the caption "Operating Strategies". In addition, effective January 1, 2000, SRC formed Simon Brand Ventures, LLC ("SBV") to continue and expand upon the mall marketing initiatives program established in 1997 by Simon Group to take advantage of its size and tenant relationships, primarily through strategic corporate alliances. SRC also has interests in two joint ventures which own land held for sale, which are located adjacent to Properties in the Portfolio, and an investment in piiq.com, an aggregator of internet retailers.

     General

     During 1999, regional malls (including specialty retail centers and retail space in the mixed-use Properties), community centers and the remaining Portfolio comprised 91.5%, 5.1%, and 3.4%, respectively of combined consolidated rent revenues and tenant reimbursements. The Properties contain an aggregate of approximately 184.6 million square feet of GLA, of which 110.6 million square feet is owned by Simon Group ("Owned GLA"). More than 4,400 different retailers occupy more than 20,200 stores in the Properties. Total estimated retail sales at the Properties in 1999 were approximately $38 billion.

     SPG and certain of its subsidiaries are taxed as REITs under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and applicable Treasury regulations relating to REIT qualification. SPG is self-administered and self-managed and does not engage or pay a REIT advisor. SPG provides management, development, leasing, accounting, finance and legal, design and construction expertise through its own personnel or, where appropriate, through outside professionals.

     Operating Strategies

     Simon Group's primary business objectives are to increase cash generated from operations per Paired Share and the value of the Portfolio Properties. Simon Group plans to achieve these objectives through a variety of methods discussed below, although no assurance can be made that such objectives will be achieved.

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

     E-Commerce. Simon Group is actively developing several unique programs designed to take advantage of new retail opportunities of the digital age. Elements of the strategy include digitizing the existing assets of the Properties by implementing internet web sites for each of the Properties, creating products that leverage the digitalization of consumers and Simon merchants through an enhanced broadband network called TenantConnect.net and incubating concepts that leverage the physical and virtual worlds through a venture creation subsidiary called clixnmortar.com.

     Acquisitions. Simon Group intends to selectively acquire individual properties and portfolios of properties that meet its investment criteria as opportunities arise. Management believes, however, that due to the rapid consolidation of the regional mall business, coupled with the current status of the capital markets, that acquisition activity in the near term will be a less significant component of the Companies' growth strategy.

     Development. Simon Group's strategy is to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth. During 1999, Simon Group opened one new regional mall, one specialty center, one value-oriented super-regional mall and three new community shopping centers. These additions added approximately 4.9 million square feet of GLA to the Portfolio at a cost to Simon Group of approximately $505 million. Simon Group also has two additional projects under construction, which are scheduled to open in 2000.

     Strategic Expansions and Renovations. A key objective of Simon Group is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. During 1999, Simon Group invested approximately $277 million on redevelopment projects and completed four major redevelopment projects. Simon Group has a number of renovation and/or expansion projects currently under construction, or in preconstruction development.

     Simon Group also has direct or indirect interests in twelve parcels of land being held for future development in eight states totaling approximately 866 acres. Management believes Simon Group is well positioned to pursue future development opportunities as conditions warrant.

     International Expansion. Simon Group's management believes the expertise it has gained through the development and management of its domestic Portfolio can be utilized in retail properties throughout the world. Simon Group intends to continue pursuing international opportunities on a selected basis to enhance the value of its Paired Shares.


     Competition

     Simon Group believes that it has a competitive advantage in the retail real estate business as a result of (i) its use of innovative retailing concepts,
(ii) its management and operational expertise, (iii) its extensive experience and relationship with retailers and lenders, (iv) the size, quality and diversity of its Properties and (v) the mall marketing initiatives of SBV, which Simon Group believes is the world's largest and most sophisticated mall marketing initiative. Management believes that the Properties are the largest, as measured by GLA, of any publicly traded REIT, with more regional malls than any other publicly traded REIT. For these reasons, management believes Simon Group to be the leader in the industry.

     All of the Portfolio Properties are located in developed areas. With respect to certain of such properties, there are other properties of the same type within the market area. The existence of competitive properties could have a material adverse effect on Simon Group's ability to lease space and on the level of rents Simon Group can obtain.

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

     Asbestos-Containing Materials. Asbestos-containing materials are present in most of the Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which are generally in good condition. Fireproofing and insulation containing asbestos is also present in certain Properties in limited concentrations or in limited areas. The presence of such asbestos-containing materials does not violate currently applicable laws. Simon Group will remove asbestos-containing materials in the ordinary course of any renovation, reconstruction and expansion, and in connection with the retenanting of space.

     Underground Storage Tanks. Several of the Portfolio Properties contain or at one time contained, underground storage tanks used to store waste oils or other petroleum products primarily related to auto services center establishments or emergency electrical generation equipment. All regulated tanks have been removed, upgraded or abandoned in place in accordance with applicable environmental laws. Site assessments have revealed certain soil and groundwater contamination associated with such tanks at some of these Properties. Subsurface investigations (Phase II assessments) and remediation activities are either ongoing or scheduled to be conducted at such Properties. The cost of remediation with respect to such matters has not been and is not expected to be material.

     Properties to be Developed or Acquired. Land held for shopping mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties. In certain instances, such residues or debris could be or contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire any of the optioned properties, Simon Group will conduct environmental due diligence consistent with past practice.

     Employees

     Simon Group and its affiliates employ approximately 5,840 persons at various centers and offices throughout the United States, of which 2,940 are part-time. Approximately 1,000 employees are located at Simon Group's headquarters in Indianapolis, Indiana.

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

     Executive Officers of the Registrants

     The following table sets forth certain information with respect to the executive officers of the Companies as of December 31, 1999.

                 Name                       Age                               Position
                -----                      ----                              ---------
     Melvin Simon (1)                        73      Co-Chairman
     Herbert Simon (1)                       65      Co-Chairman
     David Simon (1)                         38      Chief Executive Officer
     Hans C. Mautner                         61      Vice Chairman; Chairman, Simon Global Limited
     Richard S. Sokolov                      50      President and Chief Operating Officer
     Randolph L. Foxworthy                   55      Executive Vice President - Corporate Development
     William J. Garvey                       60      Executive Vice President - Property Development
     James A. Napoli                         53      Executive Vice President - Leasing
     John R. Neutzling                       47      Executive Vice President - Property Management
     James M. Barkley                        48      General Counsel; Secretary
     Stephen E. Sterrett                     44      Treasurer
     John Rulli                              43      Senior Vice President - Human Resources & Corporate
                                                       Operations
     James R. Giuliano, III                  42      Senior Vice President
     Karen D. Corsaro                        42      President, Simon Brand Ventures; Senior Vice
                                                       President of Marketing
     Melanie Alshab                          36      President, clixnmortar.com; Senior Vice President &
                                                       Chief Information Officer

 (1) Melvin Simon is the brother of Herbert Simon and the father of David Simon.

     Set forth below is a summary of the business experience of the executive officers of the Companies. The executive officers of the Companies serve at the pleasure of the Board of Directors and have served SPG's predecessor since its formation in 1993, with the exception of Mr. Mautner, who has held his office since the CPI Merger and Mr. Sokolov, Mr.

Giuliano and Ms. Alshab, who have held their offices since the DRC Merger. For biographical information of Melvin Simon, Herbert Simon, David Simon, Hans C. Mautner, and Richard Sokolov, see Item 10 of this report.

     Mr. Foxworthy is the Executive Vice President - Corporate Development of the Companies. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with the Companies since 1993.

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

     Ms. Corsaro is President of Simon Brand Ventures and Sr. Vice President of Marketing for the Companies. Ms. Corsaro joined MSA in 1983 and has served in various business development positions.

     Ms. Alshab is President of clixnmortar.com and the Senior Vice President & Chief Information Officer of SPG. She joined DRC in 1995.

Item 2. Properties

     Portfolio Properties

     The Properties primarily consist of two types: regional malls and community shopping centers. Regional malls contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. The 168 regional malls in the Properties range in size from approximately 200,000 to 2.8 million square feet of GLA, with all but five regional malls over 400,000 square feet. These regional malls contain in the aggregate more than 17,000 occupied stores, including over 650 anchors which are mostly national retailers. As of December 31, 1999, regional malls (including specialty retail centers and retail space in the mixed-use Properties) represented 85.0% of total GLA, 79.9% of Owned GLA and 86.4% of total annualized base rent of the Properties.

     Community shopping centers are generally unenclosed and smaller than regional malls. Most of the 78 community shopping centers in the Properties range in size from approximately 100,000 to 400,000 square feet of GLA. Community shopping centers generally are of two types: (i) traditional community centers, which focus primarily on value-oriented and convenience goods and services, are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area; and (ii) power centers, which are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 1999, community shopping centers represented 10.6% of total GLA, 12.8% of Owned GLA and 6.0% of the total annualized base rent of the Properties.

     Simon Group also has joint venture interests in four specialty retail centers, five office and mixed-use Properties and four value-oriented super-regional malls. The specialty retail centers contain approximately 1,272,000 square feet of GLA and do not have anchors; instead, they feature retailers and entertainment facilities in a distinctive shopping environment and location. The five office and mixed-use Properties range in size from approximately 348,000 to 1,039,000 square feet of GLA. Two of these Properties are regional malls with connected office buildings, two are located in mixed-use developments and contain primarily office space and the remaining one is solely office space. The value-oriented super-regional malls range in size from approximately 1.2 million to 1.5 million square feet of GLA. These Properties combine retail outlets, manufacturers' off-price stores and other value-oriented tenants. As of December 31, 1999, value-oriented super-regional malls represented 2.9% of total GLA, 4.7% of Owned GLA and 4.7% of the total annualized base rent of the Properties.

     As of December 31, 1999, approximately 90.6% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use Properties was leased, approximately 95.1% of the Owned GLA in the value-oriented super-regional malls was leased, and approximately 88.6% of Owned GLA in the community shopping centers was leased.

     Of the 259 Properties, 178 are owned 100% by Simon Group and the remainder are held as joint venture interests. Simon Group is the managing or co-managing general partner or member of all but nine of the Properties held as joint venture interests.

                            Additional Information

     The following table sets forth certain information, as of December 31, 1999, regarding the Properties:

                              Ownership            Simon
                               Interest           Group's
                            (Expiration if      Percentage       Year Built or     Total
     Name/Location            Lease) (1)       Interest (2)         Acquired        GLA         Anchors/Specialty Anchors
     -------------          --------------     ------------      -------------   ----------     -------------------------
REGIONAL MALLS

1.   Alton Square           Fee                   100.0          Acquired 1993      639,640     Sears, JCPenney, Famous
     Alton, IL                                                                                  Barr

2.   Amigoland Mall         Fee                   100.0           Built 1974        558,707     Dillard's, JCPenney, Ward,
     Brownsville, TX                                                                            Beall's

3.   Anderson Mall          Fee                   100.0           Built 1972        634,542     Belk (3), JCPenney, Sears
     Anderson, SC

4.   Apple Blossom Mall     Fee                    49.1          Acquired 1999      438,133     Belk, JCPenney, Sears
     Winchester, VA

5.   Arsenal Mall           Fee                   100.0          Acquired 1999      500,924     Ann & Hope, Marshall's
     Watertown, MA                                                                      (4)

6.   Atrium Mall            Fee                    49.1          Acquired 1999      216,147     Border Books & Music
     Chestnut Hill, MA

7.   Auburn Mall            Fee                    49.1          Acquired 1999      595,316     Filene's, Sears, Caldor (5)
     Auburn, MA

8.   Aurora Mall            Fee                   100.0          Acquired 1998    1,014,019     JCPenney, Foley's (3), Sears
     Aurora, CO

9.   Aventura Mall (6)      Fee                    33.3           Built 1983      1,922,783     Macy's, Sears, Bloomingdales,
     Miami, FL                                                                                  JCPenney, Lord & Taylor,
                                                                                                Burdines, AMC Theatre

10.  Avenues, The           Fee                    25.0           Built 1990      1,112,648     Belk, Dillard's, JCPenney,
     Jacksonville, FL                                                                           Parisian, Sears

11.  Barton Creek Square    Fee                   100.0           Built 1981      1,399,358     Dillard's (3), Foley's,
     Austin, TX                                                                                 JCPenney, Sears, Ward,
                                                                                                General Cinema

12.  Battlefield Mall       Fee and Ground        100.0           Built 1970      1,196,577     Dillard's, Famous Barr, Ward,
     Springfield, MO        Lease (2056)                                                        Sears, JCPenney

13.  Bay Park Square        Fee                   100.0           Built 1980        665,323     Elder-Beerman, Kohl's, Ward,
     Green Bay, WI                                                                              Shopko

14.  Bergen Mall            Fee and Ground        100.0          Acquired 1987      925,035     Off 5th-Saks Fifth Avenue
     Paramus, NJ            Lease (7) (2061)                                                    Outlet, Value City Furniture,
                                                                                                Stern's, Marshall's

15.  Biltmore Square        Fee                (8) 66.7           Built 1989        494,811     Belk, Dillard's, Proffitt's,
     Asheville, NC                                                                              Goody's

16.  Boynton Beach Mall     Fee                   100.0           Built 1985      1,186,321     Macy's, Burdines, Sears,
     Boynton Beach, FL                                                                          Dillard's (3), JCPenney

                               Ownership            Simon
                               Interest            Group's
                            (Expiration if       Percentage          Year Built        Total
     Name/Location            Lease) (1)        Interest (2)        or Acquired         GLA        Anchors/Specialty Anchors
     -------------         -----------------    ------------        -------------    ---------     -------------------------
17.  Brea Mall              Fee                      100.0          Acquired 1998    1,302,336     Macy's, JCPenney,
     Brea, CA                                                                                      Robinsons-May, Nordstrom,
                                                                                                   Sears

18.  Broadway Square        Fee                      100.0          Acquired 1994      619,600     Dillard's, JCPenney, Sears
     Tyler, TX

19.  Brunswick Square       Fee                      100.0          Built 1973         768,961     Macy's, JCPenney, Barnes &
     East Brunswick, NJ                                                                            Noble, Brunswick Square Movies

20.  Burlington Mall        Ground Lease             100.0          Acquired 1998    1,251,266     Macy's, Lord & Taylor,
     Burlington, MA         (2048)                                                                 Filene's, Sears

21.  Cape Cod Mall          Ground Leases (7)         49.1          Acquired 1999      718,410     Macy's, Filene's,
     Hyannis, MA            (2009-2073)                                                            Marshall's, Sears, Best Buy,
                                                                                                   Barnes & Noble (9), Hoyt's
                                                                                                   Cinemas

22.  Castleton Square       Fee                      100.0          Built 1972       1,455,078     Galyan's, LS Ayres, Lazarus,
     Indianapolis, IN                                                                              JCPenney, Sears, Von Maur

23.  Century III Mall       Fee                      100.0          Built 1979       1,287,430     JCPenney, Sears, T.J. Maxx,
     Pittsburgh, PA                                                                                Kauufmann's (3), Wickes
                                                                                                   Furniture

24.  Charlottesville        Ground Lease (2076)      100.0          Acquired 1997      573,839     Belk (3), JCPenney, Sears
     Fashion Square
     Charlottesville, VA

25.  Chautauqua Mall        Fee                      100.0          Built 1971         440,688     Sears, JCPenney, Office Max,
     Jamestown, NY                                                                                 Old Navy, The Bon Ton

26.  Cheltenham Square      Fee                      100.0          Built 1981         636,441     Burlington Coat Factory, Home
     Philadelphia, PA                                                                              Depot, Value City, Seaman's
                                                                                                   Furniture, Shop Rite, United
                                                                                                   Artist Theatre

27.  Chesapeake Square      Fee and Ground        (8) 75.0          Built 1989         800,176     Dillard's (3), JCPenney,
     Chesapeake, VA         Lease (2062)                                                           Sears, Ward, Hecht's

28.  Cielo Vista Mall       Fee and Ground           100.0          Built 1974       1,193,037     Dillard's (3), JCPenney,
     El Paso, TX            Lease (10) (2027)                                                      Ward, Sears

29.  Circle Centre          Property Lease            14.7          Built 1995         793,687     Nordstrom, Parisian, United
     Indianapolis, IN       (2097)                                                                 Artists Theatre

30.  College Mall           Fee and Ground           100.0          Built 1965         708,127     Sears, Lazarus, L.S. Ayres,
     Bloomington, IN        Lease (10) (2048)                                                      Target, JCPenney

31.  Columbia Center        Fee                      100.0          Acquired 1987      772,524     Sears, JCPenney, Lamonts,
     Kennewick, WA                                                                                 Barnes & Noble, The Bon
                                                                                                   Marche, Regal Cinema

32.  Coral Square           Fee                       50.0          Built 1984         946,615     Dillard's, JCPenney, Sears,
     Coral Springs, FL                                                                             Burdines (3)

33.  Cordova Mall           Fee                      100.0          Acquired 1998      853,654     Ward, Parisian, Dillard's (3)
     Pensecola, FL


                              Ownership           Simon Group's
                         Interest (Expiration       Percentage      Year Built           Total
      Name/Location         if Lease) (1)           Interest (2)     or Acquired           GLA         Anchor/Specialty Anchors
      -------------        --------------          ------------     ------------      -----------     ------------------------

34.  Cottonwood Mall             Fee                   100.0         Built 1996        1,039,450       Dillard's, Foley's,
     Albuquerque, NM                                                                                   JCPenney, Mervyn's, Ward,
                                                                                                       United Artists Theatre

35.  Crossroads Mall             Fee                   100.0          Acquired           865,528       Dillard's, Sears, Younkers,
     Omaha, NE                                                          1994                           Barnes & Noble

36.  Crystal Mall                Fee                    74.6          Acquired           780,988       Macy's, Filene's, JCPenney,
     Waterford, CT                                                      1998                           Sears


37.  Crystal River Mall          Fee                   100.0         Built 1990          425,885       JCPenney, Sears, Belk, Kmart,
     Crystal River, FL                                                                                 Regal Cinema

38.  Dadeland Mall               Fee                    50.0          Acquired         1,405,683       Saks Fifth Avenue, JCPenney,
     Miami, FL                                                          1997                           Burdine's, Burdine's Home
                                                                                                       Gallery, Limited, Lord &
                                                                                                       Taylor

39.  DeSoto Square               Fee                   100.0         Built 1973          688,452       JCPenney, Sears, Dillard's,
     Bradenton, FL                                                                                     Burdines, Regal Cinema

40.  Eastern Hills Mall          Fee                   100.0         Built 1971          997,894       Sears, JCPenney, The Bon Ton,
     Buffalo, NY                                                                                       Kaufmann's, Burlington Coat
                                                                                                       Factory

41.  Eastland Mall               Fee                    50.0          Acquired           902,676       JC Penney, De Jong's, Famous
     Evansville, IN                                                     1998                           Barr, Lazarus

42.  Eastland Mall               Fee                   100.0         Built 1986          707,974       Dillard's, JCPenney, Mervyn's
     Tulsa, OK                                                                                         Hollywood Cinema, (11)


43.  Edison Mall                 Fee                   100.0          Acquired         1,044,562       Dillard's, JCPenney, Sears,
     Fort Meyers, FL                                                    1997                           Burdines (3)

44.  Emerald Square              Fee                    49.1          Acquired         1,006,803       Filene's, JCPenney, Lord &
     North Attleborough, MA                                             1999                           Taylor, Sears

45.  Empire Mall (6)             Fee and Ground         50.0          Acquired         1,044,564       JCPenney, Younkers, Sears,
     Sioux Falls, SD             Lease (7) (2013)                       1998                           Daytons, (11)

46.  Fashion Mall at Keystone    Ground Lease (2067)   100.0          Acquired           651,315       Jacobsons, Parisian
     at the Crossing, The                                               1997
     Indianapolis, IN

47.  Florida Mall, The           Fee                    50.0         Built 1986        1,633,929       Dillard's, JCPenney,
     Orlando, FL                                                                                       Parisian, Saks Fifth Avenue,
                                                                                                       Sears, Burdines

48.  Forest Mall                 Fee                   100.0         Built 1973          474,127       JCPenney, Kohl's, Younkers,
     Fond Du Lac, WI                                                                                   Sears, Staples

49.  Forest Village Park Mall    Fee                   100.0         Built 1980          417,967       JCPenney, Kmart
     Forestville, MD

50.  Fremont Mall                Fee                   100.0         Built 1966          199,110       JCPenney, 1/2 Price Store
     Fremont, NE


                              Ownership           Simon Group's
                         Interest (Expiration      Percentage       Year Built           Total
      Name/Location         if Lease) (1)         Interest (2)      or Acquired           GLA         Anchor/Specialty Anchors
      -------------         --------------        ------------      -----------          -----        ------------------------

51.  Golden Ring Mall            Fee                   100.0         Built 1974          719,679       Hecht's, Ward, United
     Baltimore, MD                                                                                     Artists, Caldor (5)

52.  Granite Run Mall            Fee                    50.0          Acquired         1,022,984       JCPenney, Sears, Boscovs
     Media, PA                                                          1998

53.  Great Lakes Mall            Fee                   100.0         Built 1961        1,311,490       Dillard's (3), Kaufmann's,
     Cleveland, OH                                                                                     JCPenney, Sears

54.  Greendale Mall              Fee and Ground         49.1          Acquired           430,769       Best Buy, Marshall's, T.J.
     Worcester, MA               Lease (7) (2009)                       1999                 (12)      Maxx & More, (11)

55.  Greenwood Park              Fee                   100.0          Acquired         1,269,512       JCPenney, JCPenney Home
     Mall                                                               1979                           Store, Lazarus, L.S. Ayres,
     Greenwood, IN                                                                                     Sears, Service Merchandise,
                                                                                                       Von Maur

56.  Gulf View Square            Fee                   100.0         Built 1980          802,592       Sears, Dillard's, Ward,
     Port Richey, FL                                                                                   JCPenney, Burdines

57.  Gwinnett Place              Fee                    50.0          Acquired         1,248,363       Parisian, Macy's, Rich's
     Atlanta, GA                                                        1998                           JCPenney, Sears

58.  Haywood Mall                Fee and Ground        100.0          Acquired         1,244,330       Rich's, Sears, Dillard's,
     Greensville, SC             Lease (7) (2017)                       1998                           JCPenney, Belk Simpson

59.  Heritage Park Mall          Fee                   100.0         Built 1978          607,800       Dillard's, Sears, Ward
     Midwest City, OK

60.  Highland Mall (6)           Fee and Ground         50.0          Acquired         1,091,897       Dillard's (3), Foley's,
     Austin, TX                  Lease (2070)                           1998                           JCPenney

61.  Hutchinson Mall             Fee                   100.0         Built 1985          525,709       Dillard's, JCPenney, Sears,
     Hutchinson, KS                                                                                    Hobby Lobby, Orscheln's Farm
                                                                                                       Supply, Cinema 8

62.  Independence Center         Fee                   100.0          Acquired         1,022,477       Dillard's, Sears (3), The
     Independence, MO                                                   1994                           Jones Store Co.

63.  Indian River Mall           Fee                    50.0         Built 1996          747,614       Sears, JCPenney, Dillard's,
     Vero Beach, FL                                                                                    Burdines, AMC Theatre

64.  Ingram Park Mall            Fee                   100.0         Built 1979        1,129,905       Dillard's (3), Foley's,
     San Antonio, TX                                                                                   JCPenney, Sears, Beall's

65.  Irving Mall                 Fee                   100.0         Built 1971        1,114,175       Foley's, Dillard's, Old Navy,
     Irving, TX                                                                                        JCPenney, Mervyn's, Sears,
                                                                                                       Barnes & Noble, General
                                                                                                       Cinema

66.  Jefferson Valley Mall       Fee                   100.0         Built 1983          591,241       Macy's, Sears, United Artist
     Yorktown Heights, NY                                                                              Theatre, Home Decor

67.  Knoxville Center            Fee                   100.0         Built 1984          981,354       Dillard's, JCPenney,
     Knoxville, TN                                                                                     Proffitt's, Sears, Regal
                                                                                                       Cinema, Service Merchandise
                                                                                                       (5)


                              Ownership           Simon Group's
                         Interest (Expiration      Percentage       Year Built or        Total
      Name/Location         if Lease) (1)          Interest (2)       Acquired            GLA         Anchors/Specialty Anchors
      -------------      --------------------     -------------     -------------        -----        -------------------------
68.  La Plaza                    Fee and Ground        100.0         Built 1976          997,077       Dillard's, JCPenney, Foley's,
     McAllen, TX                 Lease (7) (2040)                                                      Foley's Home Store, Sears,
                                                                                                       Beall's, Joe Brand-Lady Brand

69.  Lafayette Square            Fee                   100.0         Built 1968        1,165,508       JCPenney, LS Ayres, Sears,
     Indianapolis, IN                                                                                  Lazarus, Home Place,
                                                                                                       Burlington Coat Factory

70.  Laguna Hills Mall           Fee                   100.0          Acquired           868,144       Macy's, JCPenney, Sears
     Laguna Hills, CA                                                   1997

71.  Lake Square Mall            Fee                    50.0          Acquired           561,077       JCPenney, Sears, Belk,
     Leesburg, FL                                                       1998                           Target, AMC 6 Theatres

72.  Lakeland Square (13)        Fee                    50.0         Built 1988          900,551       Belk, Dillard's (3),
     Lakeland, FL                                                                                      JCPenney, Sears, Burdines

73.  Lakeline Mall               Fee                   100.0         Built 1995        1,102,242       Dillard's, Foley's, Sears,
     N. Austin, TX                                                                                     JCPenney, Mervyn's, Regal
                                                                                                       Cinema

74.  Lenox Square                Fee                   100.0          Acquired         1,427,394       Neiman Marcus, Macy's,
     Atlanta, GA                                                        1998                           Rich's, United Artists
                                                                                                       Theatres

75.  Liberty Tree Mall           Fee                    49.1          Acquired           850,486       Ann & Hope, Marshall's,
     Newton, MA                                                         1999                           Sports Authority, Target,
                                                                                                       Loews Theatre

76.  Lima Mall                   Fee                   100.0         Built 1965          743,480       Elder-Beerman, Sears,
     Lima, OH                                                                                          Lazarus, JCPenney

77.  Lincolnwood Town Center     Fee                   100.0         Built 1990          441,162       JCPenney, Carson Pirie Scott
     Lincolnwood, IL

78.  Lindale Mall (6)            Fee                    50.0          Acquired           690,549       Von Maur, Sears, Younkers
     Cedar Rapids, IA                                                   1998

79.  Livingston Mall             Fee                   100.0          Acquired           984,752       Macy's, Sears, Lord & Taylor
     Livingston, NJ                                                     1998

80.  Longview Mall               Fee                   100.0         Built 1978          616,505       Dillard's (3), JCPenney,
     Longview, TX                                                                                      Sears, Service Merchandise,
                                                                                                       Beall's

81.  Machesney Park Mall         Fee                   100.0         Built 1979          555,984       JCPenney, Kohl's, Seventh
     Rockford, IL                                                                                      Avenue Direct, Bergners,
                                                                                                       Kerasotes Theatre

82.  Mall at Rockingham Park     Fee                    24.6          Acquired           996,868       Macy's, Filene's, JCPenney,
     Salem, NH                                                          1999                           Sears

83.  Mall of America             Fee               (14) 27.5          Acquired         2,777,511       Macy's, Bloomingdales,
     Minneapolis, MN                                                    1999                           Nordstrom, Sears, Knott's
                                                                                                       Camp Snoopy, General Cinema

                                 Ownership            Simon Group's
                            Interest (Expiration       Percentage      Year Built        Total
     Name/Location             if Lease) (1)          Interest (2)     or Acquired        GLA          Anchor/Specialty Anchors
    --------------          --------------------      ------------     -----------       -----         ------------------------
  84.  Mall of Georgia              Fee                    50.0        Built 1999     1,491,432        Lord & Taylor, Rich's (9),
       Gwinnett County, GA                                                                             Dillard's, Galyan's,
                                                                                                       Haverty's, JCPenney,
                                                                                                       Nordstrom (9), Bed, Bath &
                                                                                                       Beyond, Regal Cinema

  85.  Mall of New Hampshire        Fee                    49.1        Acquired         800,269        Filene's, JCPenney, Sears,
       Manchester, NH                                                    1999                          Best Buy

  86.  Markland Mall                Ground Lease          100.0        Built 1968       394,569        Lazarus, Sears, Target
       Kokomo, IN                   (2041)

  87.  McCain Mall                  Ground Lease          100.0        Built 1973       776,918        Sears, Dillard's, JCPenney,
       N. Little Rock, AR           (15) (2032)                                                        M.M. Cohn

  88.  Melbourne Square             Fee                   100.0        Built 1982       737,824        Belk, Dillard's (3),
       Melbourne, FL                                                                                   JCPenney, Burdines

  89.  Memorial Mall                Fee                   100.0        Built 1969       416,742        JCPenney, Kohl's, Sears
       Sheboygan, WI

  90.  Menlo Park Mall              Fee                   100.0        Acquired       1,292,897        Macy's (3), Nordstrom,
       Edison, NJ                                                        1997               (16)       Cineplex Odeon

  91.  Mesa Mall (6)                Fee                    50.0        Acquired         856,258        Sears, Herberger's,
       Grand Junction, CO                                                1998                          JCPenney, Target, Mervyn's

  92.  Metrocenter (17)             Fee                    50.0        Acquired       1,356,214        Macy's, Dillard's,
       Phoenix, AZ                                                       1998                          Robinsons-May, JCPenney,
                                                                                                       Sears, Harkins Theatres

  93.  Miami                        Fee                    60.0        Built 1982       976,465        Sears, Dillard's, JCPenney,
       International Mall                                                                              Burdines (3)
       Miami, FL

  94.  Midland Park Mall            Fee                   100.0        Built 1980       614,666        Dillard's (3), JCPenney,
       Midland, TX                                                                                     Sears, Beall's

  95.  Miller Hill Mall             Fee                   100.0        Built 1973       815,244        JCPenney, Sears, Younkers,
       Duluth, MN                                                                                      Northstar Ford

  96.  Mounds Mall                  Ground Lease          100.0        Built 1965       407,681        Elder-Beerman, JCPenney,
       Anderson, IN                 (2033)                                                             Sears

  97.  Muncie Mall                  Fee                   100.0        Built 1970       659,879        JCPenney, L.S. Ayres, Sears,
       Muncie, IN                                                                                      Elder Beerman, (11)

  98.  Nanuet Mall                  Fee                   100.0        Acquired         914,892        Macy's, Stern's, Sears
       Nanuet, NY                                                        1998

  99.  North East Mall              Fee                   100.0        Built 1971     1,213,305        Saks Fifth Avenue (9),
       Hurst, TX                                                                                       Nordstrom (9), Dillard's,
                                                                                                       JCPenney, Ward, Sears

 100.  North Towne Square           Fee                   100.0        Built 1980       749,070        Dillard's, Ward, (11)
       Toledo, OH

 101.  Northfield Square            Fee                (8) 31.6        Built 1990       558,237        Sears, JCPenney, Cinemark
       Bradley, IL                                                                                     Movies 10, Carson Pirie Scott
                                                                                                       (3)

                               Ownership          Simon Group's
                          Interest (Expiration     Percentage       Year Built          Total
     Name/Location             Lease) (1)         if Interest (2)   or Acquired          GLA           Anchor/Specialty Anchors
     -------------        --------------------    --------------    ----------          -----          ------------------------
 102.  Northgate Mall               Fee                  100.0         Acquired       1,097,163        Nordstrom, JCPenney,
       Seattle, WA                                                       1987              (18)        Lamonts, The Bon Marche

 103.  Northlake Mall               Fee                  100.0         Acquired         963,463        Parisian, Macy's, Sears,
       Atlanta, GA                                                       1998                          JCPenney

 104.  Northpark Mall               Fee                   50.0         Acquired       1,040,868        Von Maur, Younkers, Ward,
       Davenport, IA                                                     1998                          JCPenney, Sears

 105.  Northshore Mall              Fee                   49.1         Acquired       1,677,897        Macy's, Filene's, JCPenney,
       Peabody, MA                                                       1999                          Lord & Taylor, Sears

 106.  Northwoods Mall              Fee                  100.0         Acquired         668,122        Famous Barr, JCPenney,
       Peoria, IL                                                        1983                          Sears

 107.  Oak Court Mall               Fee                  100.0         Acquired         852,085        Dillard's (3), Goldsmith's
       Memphis, TN                                                       1997              (19)

 108.  Ocean County Mall            Fee                  100.0         Acquired         873,761        Macy's, JCPenney, Stern's,
       Toms River, NJ                                                    1998                          Sears

 109.  Orange Park Mall             Fee                  100.0         Acquired         929,179        Dillard's, JCPenney, Sears,
       Jacksonville, FL                                                  1994                          Belk, AMC 24 Theatres

 110.  Orland Square                Fee                  100.0         Acquired       1,246,381        JCPenney, Marshall Field,
       Orland Park, IL                                                   1997                          Sears, Carson Pirie Scott

 111.  Paddock Mall                 Fee                  100.0         Built 1980       560,087        JCPenney, Sears, Belk,
       Ocala, FL                                                                                       Burdines

 112.  Palm Beach Mall              Fee                  100.0         Built 1967     1,016,396        Dillard's (9), JCPenney,
       West Palm Beach, FL                                                                             Sears, Lord & Taylor,
                                                                                                       Burdines, Borders Books &
                                                                                                       Music, Barnes & Noble (9)

 113.  Phipps Plaza                 Fee                  100.0         Acquired         821,275        Lord & Taylor, Parisian, Saks
       Atlanta, GA                                                       1998                          Fifth Avenue, AMC Theatres

 114.  Port Charlotte               Ground Lease        (8) 80.0       Built 1989       780,887        Dillard's, Ward, JCPenney,
       Town Center                  (2064)                                                             Sears, Burdines, Regal
       Port Charlotte, FL                                                                              Cinema

 115.  Prien Lake Mall              Fee and Ground       100.0         Built 1972       815,641        Dillards, JCPenney, Ward,
       Lake Charles, LA             Lease (7) (2025)                                                   Sears, The White House

 116.  Raleigh Springs Mall         Fee and Ground       100.0         Built 1979       901,397        Dillard's, Sears, JCPenney,
       Memphis, TN                  Lease (7) (2018)                                                   Malco Theatres, Goldsmith's

 117.  Randall Park Mall            Fee                  100.0         Built 1976     1,580,417        Dillard's, Kaufmann's,
       Cleveland, OH                                                                                   JCPenney, Sears, Burlington
                                                                                                       Coat Factory, Magic Johnson
                                                                                                       Theatres

 118.  Richardson Square            Fee                  100.0         Built 1977       747,194        Dillard's, Sears, Stein Mart,
       Dallas, TX                                                                                      Ward, Old Navy, Ross Dress
                                                                                                       for Less, Barnes & Noble

 119.  Richmond Square              Fee                  100.0         Built 1966       390,703        Dillard's, JCPenney, Sears,
       Richmond, IN                                                                                    Office Max

                                 Ownership            Simon Group's
                            Interest (Expiration       Percentage     Year Built        Total
     Name/Location             if Lease) (1)          Interest (2)    or Acquired        GLA           Anchor/Specialty Anchors
    --------------          --------------------     -------------    -----------       -----          ------------------------
 120.  Richmond Town Square         Fee                  100.0         Built 1966       937,530        Sears, JCPenney,
       Cleveland, OH                                                                                   Kaufmann's, Sony Theatres
                                                                                                       (9), Barnes & Noble (9), Old
                                                                                                       Navy

 121.  River Oaks Center            Fee                  100.0         Acquired       1,338,499        Sears, JCPenney, Carson
       Calumet City, IL                                                  1997              (20)        Pirie Scott, Cineplex Odeon,
                                                                                                       Marshall Field's

 122.  Rockaway Townsquare          Fee                  100.0          Acquired      1,240,089        Macy's, Lord & Taylor,
       Rockaway, NJ                                                      1998                          JCPenney, Sears

 123.  Rolling Oaks Mall            Fee                  100.0         Built 1988       756,455        Sears, Dillard's, Foley's,
       North San Antonio, TX                                                                           Beall's

 124.  Roosevelt Field Mall         Ground Lease (7)     100.0         Acquired       2,176,922        Macy's, Bloomingdale's,
       Garden City, NY              (2090)                               1998                          JCPenney, Nordstrom,
                                                                                                       Stern's

 125.  Ross Park Mall               Fee                  100.0         Built 1986     1,275,426        Lazarus, JCPenney, Sears,
       Pittsburgh, PA                                                                                  Kaufmann's, Media Play (9)

 126.  Rushmore Mall (6)            Fee                   50.0         Acquired         834,384        JCPenney, Sears,
       Rapid City, SD                                                    1998                          Herberger's, Hobby Lobby,
                                                                                                       Target

 127.  St. Charles Towne Center     Fee                  100.0         Built 1990     1,053,050        Sears, JCPenney, Kohl's,
       Waldorf, MD                                                                                     Ward, Hecht's

 128.  Santa Rosa Plaza             Fee                  100.0         Acquired         699,538        Macy's, Mervyn's, Sears
       Santa Rosa, CA                                                    1998

 129.  Seminole Towne               Fee                   45.0         Built 1995     1,153,761        Dillard's, JCPenney,
       Center                                                                                          Parisian, Sears, Burdines
       Sanford, FL

 130.  Shops at Mission Viejo       Fee                  100.0         Built 1979     1,038,380        Macy's, Saks Fifth Avenue,
       Mall, The                                                                                       Robinsons - May (3),
       Mission Viejo, CA                                                                               Nordstrom

 131.  Smith Haven Mall             Fee                   25.0         Acquired       1,332,770        Macy's, Sears, JCPenney,
       Lake Grove, NY                                                    1995                          Sterns

 132.  Solomon Pond Mall            Fee                   49.1         Acquired         880,512        Filene's, Sears,  JCPenney,
       Marlborough, MA                                                   1999                           Linens `N Things, Hoyt's

 133.  Source, The                  Fee                   25.0         Built 1997       729,554        Off  5/th/-Saks Fifth Avenue,
       Long Island, NY                                                                                 Fortunoff, Loehmann's,
                                                                                                       Nordstrom Rack, Old Navy,
                                                                                                       ABC Home, Circuit City,
                                                                                                       Virgin Megastore

 134.  South Hills Village          Fee                  100.0         Acquired       1,118,985        Sears, Kaufmann's, Lazarus
       Pittsburgh, PA                                                    1997

 135.  South Park Mall              Fee                  100.0         Built 1975       858,667        Dillard's, JCPenney,
       Shreveport, LA                                                                                  Burlington Coat Factory,
                                                                                                       Regal Cinema, Stage, Ward
                                                                                                       (5)

                                  Ownership          Simon Group's
                             Interest (Expiration      Percentage     Year Built        Total
     Name/Location              if Lease) (1)         Interest (2)    or Acquired        GLA           Anchor/Specialty Anchors
    --------------           --------------------    -------------    -----------       -----          ------------------------
 136.  South Shore Plaza            Fee                  100.0         Acquired       1,434,279        Macy's, Filene's, Lord &
       Braintree, MA                                                     1998                          Taylor, Sears

 137.  Southern Hills Mall (6)      Fee                   50.0         Acquired         752,471        Younkers, Sears, Target,
       Sioux City, IA                                                    1998                          Carmike Cinemas

 138.  Southern Park Mall           Fee                  100.0         Built 1970     1,201,466        Dillard's, JCPenney, Sears,
       Youngstown, OH                                                                                  Kaufmann's

 139.  Southgate Mall               Fee                  100.0         Acquired         321,564        Sears, Dillard's, JCPenney,
       Yuma, AZ                                                          1988                          Hastings

 140.  SouthPark Mall               Fee                   50.0         Acquired       1,034,852        JCPenney, Ward, Younkers,
       Moline, IL                                                        1998                          Sears, Von Maur

 141.  SouthRidge Mall (6)          Fee                   50.0         Acquired       1,008,607        Sears, Younkers, JCPenney,
       Des Moines, IA                                                    1998                          Target, Carmike Cinemas,
                                                                                                       (11)

 142.  Square One Mall              Fee                   49.1         Acquired         848,186        Filene's, Sears, Service
       Saugus, MA                                                        1999                          Merchandise, TJMaxx &
                                                                                                       More

 143.  Summit Mall                  Fee                  100.0         Built 1965       694,332        Dillard's (3), Kaufmann's
       Akron, OH

 144.  Sunland Park Mall            Fee                  100.0         Built 1988       923,251        JCPenney, Mervyn's, Sears,
       El Paso, TX                                                                                     Dillard's (3), General
                                                                                                       Cinemas

 145.  Tacoma Mall                  Fee                  100.0         Acquired       1,270,949        Nordstrom, Sears, JCPenney,
       Tacoma, WA                                                        1987                          The Bon Marche, Mervyn's

 146.  Tippecanoe Mall              Fee                  100.0         Built 1973       856,114        Lazarus, Sears, L.S. Ayres,
       Lafayette, IN                                                                                   JCPenney, Kohl's

 147.  Town Center at Boca          Fee                  100.0         Acquired       1,228,330        Lord & Taylor, Saks Fifth
       Raton                                                             1998                          Avenue, Bloomingdale's,
       Boca Raton, FL                                                                                  Sears, Burdines, Nordstrom
                                                                                                       (9)

 148.  Town Center at Cobb          Fee                   50.0         Acquired       1,272,498        Macy's, Parisian, Sears,
       Atlanta, GA                                                       1998                          JCPenney, Rich's

 149.  Towne East Square            Fee                  100.0         Built 1975     1,148,431        Dillard's, JCPenney, Sears
       Wichita, KS

 150.  Towne West Square            Fee                  100.0         Built 1980       965,592        Dillard's, Sears, JCPenney,
       Wichita, KS                                                                                     Ward, Service Merchandise,
                                                                                                       (11)

 151.  Treasure Coast Square        Fee                  100.0         Built 1987       783,513        Dillard's (3), Sears,
       Jenson Beach, FL                                                                                JCPenney, Burdines

 152.  Tyrone Square                Fee                  100.0         Built 1972     1,123,147        Dillard's, JCPenney, Sears,
       St. Petersburg, FL                                                                              Borders, Burdines

 153.  University Mall              Ground Lease         100.0         Built 1967       565,400        JCPenney, M.M. Cohn, Ward
       Little Rock, AR              (2026)


                                    Ownership         Simon  Group's
                              Interest  (Expiration     Percentage      Year Built or      Total
     Name/Location                if Lease) (1)        Interest (2)       Acquired          GLA      Anchors/Specialty Anchors
-----------------------         -----------------    ---------------    ------------    ----------  --------------------------
 154.  University Mall          Fee                    100.0              Acquired        712,161     JCPenney, Sears, McRae's,
       Pensacola, FL                                                        1994                      United Artists

 155.  University Park Mall     Fee                     60.0             Built 1979       942,215     LS Ayres, JCPenney, Sears,
       South Bend, IN                                                                                 Marshall Fields

 156.  Upper Valley Mall        Fee                    100.0             Built 1971       751,682     Lazarus, JCPenney, Sears,
       Springfield, OH                                                                                Elder-Beerman

 157.  Valle Vista Mall         Fee                    100.0             Built 1983       656,085     Dillard's, Mervyn's, Sears,
       Harlingen, TX                                                                                  JCPenney, Marshalls, Beall's

 158.  Valley Mall              Fee                     50.0              Acquired        482,370     JCPenney, Belk, Wal-Mart,
       Harrisonburg, VA                                                     1998                      Peebles

 159.  Virginia Center          Fee                    100.0             Built 1991       786,927     Dillard's (3), Hecht's,
       Commons                                                                                        JCPenney, Sears
       Richmond, VA

 160.  Walt Whitman Mall        Ground Rent             98.0              Acquired      1,028,086     Macy's, Lord & Taylor,
       Huntington Station, NY   (2012)                                      1998                      Bloomingdale's, Saks Fifth
                                                                                                      Avenue

 161.  Washington Square        Fee                    100.0             Built 1974     1,133,791     L.S. Ayres, Lazarus, Target,
       Indianapolis, IN                                                                               JCPenney, Sears

 162.  West Ridge Mall          Fee                    100.0             Built 1988     1,042,349     Dillard's, JCPenney, The
       Topeka, KS (21)                                                                                Jones Store, Sears, Ward

 163.  West Town Mall           Ground Lease            50.0              Acquired      1,338,212     Parisian, Dillard's,
       Knoxville, TN            (2042)                                      1991                      JCPenney, Proffitt's, Sears,
                                                                                                      Regal Cinema

 164.  Westchester, The         Fee                     50.0              Acquired        827,660     Neiman Marcus, Nordstrom
       White Plains, NY                                                     1997

 165.  Westminster Mall         Fee                    100.0              Acquired      1,081,961     Sears, JCPenney,
       Westminster, CA                                                      1998                      Robinsons-May Home Store,
                                                                                                      Robinsons-May

 166.  White Oaks Mall          Fee                     77.0             Built 1977       903,013     Famous Barr, Ward, Sears,
       Springfield, IL                                                                                Bergner's

 167.  Windsor Park Mall        Fee                    100.0             Built 1976     1,093,212     Ward, Dillard's (3),
       San Antonio, TX                                                                                JCPenney, Mervyn's, Beall's

 168.  Woodville Mall           Fee                    100.0             Built 1969       772,889     Sears, Elder-Beerman,
       Toledo, OH                                                                                     Andersons, (11)

                                      Ownership         Simon  Group's
                                Interest  (Expiration     Percentage      Year Built or      Total
     Name/Location                  if Lease) (1)        Interest (2)       Acquired          GLA      Anchors/Specialty Anchors
-----------------------           -----------------    ---------------    ------------    ----------  --------------------------

VALUE-ORIENTED REGIONAL MALLS
-----------------------------------------------------------------------------------------------------------------
   1.  Arizona Mills (6)          Fee                    26.3              Built 1997     1,233,884   Off 5th-Saks Fifth Avenue
       Tempe, AZ                                                                                      Outlet, JCPenney Outlet,
                                                                                                      Burlington Coat Factory,
                                                                                                      Oshman's Super Sport,
                                                                                                      Rainforest Cafe, GameWorks,
                                                                                                      Hi-Health, Linens `N Things,
                                                                                                      Ross Dress for Less, Group
                                                                                                      USA, Harkins Theatre,
                                                                                                      Marshalls, Last Call, Off
                                                                                                      Rodeo, Virgin Megastore,
                                                                                                      American Wilderness Experience

   2.  Concord Mills (6)          Fee                    37.5              Built 1999     1,281,240   Saks Fifth Avenue, Alabama
       Concord, NC                                                                                    Grill, AMC, Bass Pro, Bed,
                                                                                                      Bath & Beyond,
                                                                                                      Books-A-Million, Burlington
                                                                                                      Coat Factory, Group USA,
                                                                                                      Jillian's, T.J. Maxx, F.Y.E.,
                                                                                                      Jeepers

   3.  Grapevine Mills (6)        Fee                    37.5              Built 1997     1,323,407   Off 5th-Saks Fifth Avenue
       Grapevine (Dallas/Ft.                                                                          Outlet, JCPenney Outlet,
       Worth), TX                                                                                     Books-A-Million, Burlington
                                                                                                      Coat Factory, Rainforest
                                                                                                      Cafe, Group USA, Bed, Bath &
                                                                                                      Beyond, Polar Ice, AMC
                                                                                                      Theatres, GameWorks, American
                                                                                                      Wilderness Experience

   4.  Ontario Mills (6)          Fee                    25.0              Built 1996     1,471,096   Off 5th-Saks Fifth Avenue
       Ontario, CA                                                                                    Outlet, JCPenney Outlet, AMC
                                                                                                      Theatres, Burlington Coat
                                                                                                      Factory, Marshall's, Sports
                                                                                                      Authority, Dave & Busters,
                                                                                                      Group USA, American
                                                                                                      Wilderness Experience, T.J.
                                                                                                      Maxx, Foozles, Totally for
                                                                                                      Kids, Bed, Bath & Beyond, Off
                                                                                                      Rodeo, Mikasa, Virgin
                                                                                                      Megastore, GameWorks
-----------------------------------------------------------------------------------------------------------------------------------

SPECIALTY RETAIL CENTERS

    1.  The Forum Shops at Caesars     Ground Lease           (22)         Built 1992     479,552     -
        Las Vegas, NV                  (2050)

    2.  The Shops at Sunset Place      Fee                   37.5          Built 1999     507,511     Niketown, Barnes & Noble,
        Miami, FL                                                                                     Gameworks, Virgin Megastore,
                                                                                                      Z Gallerie




                                      Ownership         Simon  Group's
                                Interest  (Expiration     Percentage      Year Built or      Total
     Name/Location                  if Lease) (1)        Interest (2)       Acquired          GLA      Anchors/Specialty Anchors
-----------------------           -----------------    ---------------    ------------    ----------  --------------------------
    3.  The Tower Shops           Space Lease                  50.0        Built 1996      59,079       -
        Las Vegas, NV             (2051)

    4.  Trolley Square            Fee                          90.0          Aquired       225,535       -
        Salt Lake City, UT                                                    1986

------------------------------------------------------------------------------------------------------------------------------------
OFFICE AND MIXED-USE PROPERTIES

   1.  Fashion Centre at          Fee                          21.0        Built 1989       988,955      Macy's, Nordstrom, Sony
       Pentagon City, The                                                                      (23)      Theatres
       Arlington, VA

   2.  Lenox Building, The        Fee                         100.0         Acquired        348,152      -
       Atlanta, GA                                                            1998

   3.  New Orleans                Fee and Ground              100.0        Built 1988     1,039,229      Macy's, Lord & Taylor
       Centre/CNG Tower           Lease (2084)                                                 (24)
       New Orleans, LA

   4.  O'Hare International       Fee                         100.0        Built 1988       512,032      -
       Center                                                                                  (25)
       Rosemont, IL

   5.  Riverway                   Fee                         100.0         Acquired        817,299      -
       Rosemont, IL                                                           1991             (26)

                                      Ownership         Simon  Group's
                                Interest  (Expiration     Percentage      Year Built or     Total
     Name/Location                  if Lease) (1)        Interest (2)       Acquired         GLA       Anchors/Specialty Anchors
-----------------------           -----------------    ---------------    ------------    ----------  --------------------------

------------------------------------------------------------------------------------------------------------------------------------
COMMUNITY SHOPPING CENTERS

    1.  Arboretum, The            Fee                     (27) 90.0         Acquired         212,391     Barnes & Noble, The Arbor
        Austin, TX                                                            1998                       Theater

    2.  Arvada Plaza              Fee                         100.0        Built 1966         96,831     King Soopers
        Arvada, CO

    3.  Aurora Plaza              Ground Lease (2058)         100.0        Built 1965        150,209     King Soopers, MacFrugel's
        Aurora, CO                                                                                       Bargains, Super Saver
                                                                                                         Cinema

    4.  Bloomingdale              Fee                         100.0        Built 1987        598,561     Wal-Mart, Best Buy, T.J.
        Court                                                                                            Maxx N More, Cineplex
        Bloomingdale, IL                                                                                 Odeon,  Frank's Nursery,
                                                                                                         Marshalls, Office Max, Old
                                                                                                         Navy, Service Merchandise,
                                                                                                         Dress Barn

    5.  Boardman Plaza            Fee                         100.0        Built 1951        652,400     AMES, Burlington Coat
        Youngstown, OH                                                                                   Factory, Giant Eagle,
                                                                                                         Michael's, Linens-N-Things,
                                                                                                         T.J. Maxx, (11)

    6.  Bridgeview Court          Fee                         100.0        Built 1988        278,184     Dominick's (5), (11)
        Bridgeview, IL



                                      Ownership         Simon  Group's
                                Interest  (Expiration     Percentage      Year Built or      Total
     Name/Location                  if Lease) (1)        Interest (2)       Acquired          GLA               Anchors
-----------------------           -----------------    ---------------    ------------    ----------  --------------------------
  7.  Brightwood Plaza            Fee                          100.0       Built 1965         41,893     Preston Safeway
      Indianapolis, IN

  8.  Buffalo Grove Towne         Fee                          100.0       Built 1988        187,359     Eagle County Market,
      Center                                                                                             Buffalo Grove Theatres
      Buffalo Grove, IL

  9.  Celina Plaza                Fee and Ground               100.0       Built 1978         32,622
      El Paso, TX                 Lease (28) (2027)

 10.  Century Mall                Fee                          100.0        Acquired         415,324     Burlington Coat Factory,
      Merrillville, IN                                                        1982                       Ward

 11.  Charles Towne Square        Fee                          100.0       Built 1976        205,399     Ward, Regal Cinema
      Charleston, SC (29)

 12.  Chesapeake Center           Fee                          100.0       Built 1989        299,604     Service Merchandise, Phar
      Chesapeake, VA                                                                                     Mor, K-Mart

 13.  Cobblestone Court           Fee and Ground                35.0       Built 1993        265,603     Dick's Sporting Goods,
      Victor, NY                  Lease (10) (2038)                                                      Kmart, Office Max

 14.  Countryside Plaza           Fee and Ground               100.0       Built 1977        435,532     Best Buy, Old Country
      Countryside, IL             Lease (10) (2058)                                                      Buffet, Kmart, (11)

 15.  Crystal Court               Fee                           35.0       Built 1989        284,743     Cub Foods, Wal-Mart,
      Crystal Lake, IL                                                                                   Service Merchandise, (11)

 16.  Eastgate Consumer Mall      Fee                          100.0        Acquired         465,694     Burlington Coat Factory
      Indianapolis, IN                                                        1981

 17.  Eastland Convenience        Ground Lease                  50.0        Acquired         173,069     Service Merchandise,
      Center                      (2075)                                                                 Marshalls, Kids "R" Us,
      Evansville, IN                                                          1998                       Toys "R" Us


 18.  Eastland Plaza              Fee                          100.0       Built 1986        188,229     Marshalls, Target, Toys
      Tulsa, OK                                                                                          "R" Us

 19.  Empire East (6)             Fee                           50.0        Acquired         271,351     Kohl's, Target, Carmike
      Sioux Falls, SD                                                         1998                       Cinemas

 20.  Fairfax Court               Fee                           26.3       Built 1992        258,746     Burlington Coat Factory,
      Fairfax, VA                                                                                        Circuit City Superstore,
                                                                                                         Today's Man

 21.  Forest Plaza                Fee                          100.0       Built 1985        413,886     Kohl's, Marshalls, Media
      Rockford, IL                                                                                       Play, Michael's, Factory
                                                                                                         Card Outlet, Office Max,
                                                                                                         T.J. Maxx, Bed, Bath &
                                                                                                         Beyond


 22.  Fox River Plaza             Fee                          100.0       Built 1985        324,905     Big Lots, Builders Square
      Elgin, IL                                                                                          (5), Kmart, (11)

 23.  Gaitway Plaza               Fee                           23.3       Built 1989        229,973     Ward, Books-A-Million,
      Ocala, FL                                                                                          Office Depot, T.J. Maxx



                                      Ownership         Simon  Group's
                                Interest  (Expiration     Percentage      Year Built or      Total
     Name/Location                  if Lease) (1)        Interest (2)       Acquired          GLA               Anchors
-----------------------           -----------------    ---------------    ------------    ----------  --------------------------
   24.  Glen Burnie Mall          Fee                         100.0        Built 1963      456,372       Ward
        Glen Burnie, MD

   25.  Great Lakes Plaza         Fee                         100.0        Built 1976      164,104       Circuit City, Best Buy,
        Cleveland, OH                                                                                    Michael's, Cost Plus World
                                                                                                         Market

   26.  Great Northeast           Fee                          50.0         Acquired       298,242       Sears, Phar Mor
        Plaza                                                                 1989
        Philadelphia, PA

   27.  Greenwood Plus            Fee                         100.0        Built 1979      188,480       Best Buy, Kohl's
        Greenwood, IN

   28.  Griffith Park Plaza       Ground Lease (2060)         100.0        Built 1979      274,230       Kmart, Service Merchandise,
        Griffith, IN                                                                                     (11)

   29.  Grove at Lakeland         Fee                         100.0        Built 1988      215,591       Wal-Mart, Sports Authority
        Square, The
        Lakeland, FL

   30.  Hammond Square (30)       Space Lease (2011)          100.0        Built 1974       87,705       Burlington Coat Factory,
        Sandy Springs, GA                                                                                Mimms Enterprises

   31.  Highland Lakes            Fee                         100.0        Built 1991      478,014       Target, Marshalls, Bed,
        Center                                                                                           Bath & Beyond, Goodings
        Orlando, FL                                                                                      Food Festival, Ross Dress
                                                                                                         for Less, Office Max

   32.  Indian River Commons      Fee                          50.0        Built 1997      264,690       HomePlace, Lowe's, Office
        Vero Beach, FL                                                                                   Max, (11)

   33.  Ingram Plaza              Fee                         100.0        Built 1980      111,518       -
        San Antonio, TX

   34.  Keystone Shoppes          Ground Lease (2067)         100.0         Acquired        29,140       -
        Indianapolis, IN                                                      1997

   35.  Knoxville Commons         Fee                         100.0        Built 1987      180,355       Office Max, Silk Tree
        Knoxville, TN                                                                                    Factory, Circuit City

   36.  Lake Plaza                Fee                         100.0        Built 1986      218,208       Pic `N Save, Home Owners
        Waukegan, IL                                                                                     Buyer's Outlet, (11)

   37.  Lake View Plaza           Fee                         100.0        Built 1986      388,594       Service Merchandise,
        Orland Park, IL                                                                                  Best Buy (3), Marshalls,
                                                                                                         Ulltra Cosmetics, Factory
                                                                                                         Card Outlet, Golf Galaxy,
                                                                                                         Linens-N-Things (3), Pet
                                                                                                         Care Plus, (11)



                                      Ownership         Simon  Group's
                                Interest  (Expiration     Percentage      Year Built or      Total
     Name/Location                  if Lease) (1)        Interest (2)       Acquired          GLA               Anchors
-----------------------           -----------------    ---------------    ------------    ----------  --------------------------
   38.  Lakeline Plaza            Fee                            100.0     Built 1998      344,669      Old Navy, Best Buy, Cost
        Austin, TX                                                                                      Plus World Market, Linens-
                                                                                                        N-Things, Office Max,
                                                                                                        Petsmart, Ross Dress for
                                                                                                        Less, T.J. Maxx, Party City,
                                                                                                        Ulta Cosmetics

   39.  Lima Center               Fee                            100.0     Built 1978      201,154      AMES, Hobby Lobby, Regal
        Lima, OH                                                                                        Cinema

   40.  Lincoln Crossing          Fee                            100.0     Built 1990      161,337      Wal-Mart, PetsMart
        O'Fallon, IL

   41.  Mainland Crossing         Fee                         (8) 80.0     Built 1991      390,987      Hobby Lobby, Sam's Club,
        Galveston, TX                                                                                   Wal-Mart

   42.  Mall of Georgia Crossing  Fee                             50.0     Built 1999      440,512      Target, Nordstrom Rack, Best
        Gwinnett County, GA                                                                             Buy, Staples, T.J. Maxx N
                                                                                                        More, (11)

   43.  Markland Plaza            Fee                            100.0     Built 1974      111,166      Spiece, (11)
        Kokomo, IN

   44.  Martinsville Plaza        Space Lease (2036)             100.0     Built 1967      102,162      Rose's
        Martinsville, VA

   45.  Marwood Plaza             Fee                            100.0     Built 1962      105,785      Kroger
        Indianapolis, IN

   46.  Matteson Plaza            Fee                            100.0     Built 1988      275,455      Service Merchandise,
        Matteson, IL                                                                                    Dominick's, Michael's Arts &
                                                                                                        Crafts, Value City

   47.  Memorial Plaza            Fee                            100.0     Built 1966      131,177      Office Max, (11)
        Sheboygan, WI

   48.  Mounds Mall Cinema        Fee                            100.0     Built 1974        7,500      Kerasotes Theater
        Anderson, IN

   49.  Muncie Plaza              Fee                            100.0     Built 1998      172,651      Kohl's, Office Max, Shoe
        Muncie, IN                                                                                      Carnival, T.J. Maxx

   50.  New Castle Plaza          Fee                            100.0     Built 1966       91,648      Goody's
        New Castle, IN

   51.  North Ridge Plaza         Fee                            100.0     Built 1985      367,282      Service Merchandise, Best
        Joliet, IL                                                                                      Buy, Cub Foods, Hobby Lobby,
                                                                                                        Office Max

   52.  North Riverside Park      Fee                            100.0     Built 1977      119,608      Dominick's
        Plaza
        North Riverside, IL

   53.  Northland Plaza           Fee and Ground Lease           100.0     Built 1988      209,515      Marshalls, Phar-Mor, Service
        Columbus, OH              (7) (2085)                                                            Merchandise (5)



                               Ownership            Simon Group's
                          Interest (Expiration       Percentage       Year Built        Total
     Name/Location           if Lease) (1)          Interest (2)      or Acquired        GLA               Anchors
    --------------        --------------------     --------------     -----------       -----              -------
   54.  Northwood Plaza             Fee                   100.0        Built 1974       209,374        Target, Cinema Grill, (11)
        Fort Wayne, IN

   55.  Park Plaza                  Fee and Ground        100.0        Built 1968       109,480        Walmart (5)
        Hopkinsville, KY            Lease (7) (2039)

   56.  Plaza at Buckland           Fee                    35.0        Built 1993       336,935        Toys "R" Us, Jo-Ann Etc.,
        Manchester, CT                                                                                 Kids "R" Us, Service
                                                                                                       Merchandise, Comp USA,
                                                                                                       Linens-N-Thing's, Party
                                                                                                       City, Bolton's, The Floor
                                                                                                       Store

   57.  Regency Plaza               Fee                   100.0        Built 1988       287,526        Wal-Mart, Sam's Wholesale
        St. Charles, MO

   58.  Ridgewood Court             Fee                    35.0        Built 1993       240,844        T.J. Maxx, Service
        Jackson, MS                                                                                    Merchandise, (11)

   59.  Rockaway Convenience        Fee                   100.0        Acquired         135,283        Kids "R" Us, AMCE
        Center                                                           1998                          Grocery, American Multi
        Rockaway, NJ                                                                                   Cinema

   60.  Royal Eagle Plaza           Fee                    35.0        Built 1989       199,118        Kmart, Stein Mart
        Coral Springs, FL

   61.  Shops at Northeast Plaza,   Fee                   100.0        Built 1999       226,611        Old Navy, Nordstrom Rack,
        The                                                                                            Bed, Bath & Beyond, Office
        Hurst, TX                                                                                      Max, Michael's, Petsmart,
                                                                                                       T.J. Maxx, Ultra Cosmetics,
                                                                                                       Best Buy

   62.  St. Charles Towne Plaza     Fee                   100.0        Built 1987       432,860        Value City Furniture, T.J.
        Waldorf, MD                                                                                    Maxx, Ames, Jo Ann Fabrics,
                                                                                                       CVS, Shoppers Food
                                                                                                       Warehouse (11)

   63.  Teal Plaza                  Fee                   100.0        Built 1962       101,087        Circuit City, Hobby-Lobby,
        Lafayette, IN                                                                                  The Pep Boys

   64.  Terrace at The Florida      Fee                   100.0        Built 1989       332,980        Marshalls, Service
        Mall                                                                                           Merchandise, Target, Home
        Orlando, FL                                                                                    Place, (11)

   65.  Tippecanoe Plaza            Fee                   100.0        Built 1974        94,598        Best Buy, Barnes & Noble
        Lafayette, IN

   66.  University Center           Fee                    60.0        Built 1980       150,548        Best Buy, Michaels, Service
        South Bend, IN                                                                                 Merchandise

   67.  Village Park Plaza          Fee                    35.0        Built 1990       503,070        Wal-Mart, Galyan's, Frank's
        Westfield, IN                                                                                  Nursery, Jo-Ann Fabrics,
                                                                                                       Kohl's, Marsh

   68.  Wabash Village              Ground Lease          100.0        Built 1970       124,748        Kmart
        West Lafayette, IN          (2063)


                            Ownership              Simon Group's
                        Interest (Expiration         Percentage       Year Built        Total
     Name/Location         if Lease) (1)            Interest (2)      or Acquired        GLA                Anchors
    --------------      --------------------       -------------      -----------       -----               -------
   69.  Washington Plaza            Fee                   100.0        Built 1976        50,107        Kids "R" Us
        Indianapolis, IN

   70.  Waterford Lakes Town        Fee                   100.0        Built 1999       544,048        Super Target, T.J. Maxx,
        Center                                                                                         Barnes & Noble, Regal 20-
        Orlando, FL                                                                                    Plex, Ross Dress for Less,
                                                                                                       Petsmart, Bed, Bath &
                                                                                                       Beyond, (11)

   71.  West Ridge Plaza            Fee                   100.0        Built 1988       237,729        Target, T.J. Maxx, Toys "R"
        Topeka, KS                                                                                     Us, Magic Forest

   72.  West Town Corners           Fee                    23.3        Built 1989       384,988        Wal-Mart, Service
        Altamonte Springs, FL                                                                          Merchandise, Sports
                                                                                                       Authority, PetsMart, Winn
                                                                                                       Dixie

   73.  Westland Park Plaza         Fee                    23.3        Built 1989       163,154        Burlington Coat Factory,
        Orange Park, FL                                                                                PetsMart, Sports Authority

   74.  White Oaks Plaza            Fee                   100.0        Built 1986       400,303        Kohl's, Kids "R" Us, Office
        Springfield, IL                                                                                Max, T.J. Maxx, Toys "R" Us,
                                                                                                       Cub Foods

   75.  Wichita Mall                Ground Lease          100.0        Built 1969       379,461        Ward, Office Max, (11)
        Wichita, KS                 (2022)

   76.  Willow Knolls Court         Fee                    35.0        Built 1990       382,377        Kohl's, Phar-Mor, Sam's
        Peoria, IL                                                                                     Wholesale Club, Willow
                                                                                                       Knolls Theaters 14

   77.  Wood Plaza                  Ground Lease          100.0        Built 1968        94,993        Country General
        Fort Dodge, IA              (2045)

   78.  Yards Plaza, The            Fee                    35.0        Built 1990       273,054        Burlington Coat Factory,
        Chicago, IL                                                                                    Ward, Dominick's (5)


       PROPERTIES UNDER CONSTRUCTION

1.   Arundel Mills                Fee                     37.5            (31)       1,400,000          Sun & Ski Sports, For Your
     Anne Arundel, MD                                                                                   Entertainment, Iguana
                                                                                                        Amerimex, Jillian's, Bed,
                                                                                                        Bath & Beyond

2.   Orlando Premium Outlets      Fee                     50.0            (32)         433,000
     Orlando, FL

------------------------------------------------------------------------------------------------------------------------------------

               Footnotes:
               ----------

 (1) The date listed is the expiration date of the last renewal option available to the SPG Operating Partnership under the ground lease. In a majority of the ground leases, the lessee has either a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective Property.
 (2) The SPG Operating Partnership's interests in some of the Properties held as joint venture interests are subject to preferences on distributions in favor of other partners or the SPG Operating Partnership.
 (3)  This retailer operates two stores at this Property.
 (4) Primarily retail space with approximately 105,800 square feet of office space.
 (5) Indicates anchor has closed, but the SPG Operating Partnership still collects rents and/or fees under an agreement.
 (6)  This Property is managed by a third party.
 (7) Indicates ground lease covers less than 15% of the acreage of this Property .
 (8) The SPG Operating Partnership receives substantially all of the economic benefit of these Properties.
 (9)  Indicates anchor is currently under construction.
(10) Indicates ground lease(s) cover(s) less than 50% of the acreage of the Property.
(11)  Includes an anchor space currently vacant.
(12) Primarily retail space with approximately 119,900 square feet of office space.
(13) The SPG Operating Partnership sold its 50% interest effective January 31, 2000.
(14) The SPG Operating Partnership is entitled to 50% of the economic benefits of this property.
(15) Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.
(16) Primarily retail space with approximately 52,000 square feet of office space.
(17)  The SPG Operating Partnership assumed management effective January 1,
      2000.
(18) Primarily retail space with approximately 69,900 square feet of office space.
(19) Primarily retail space with approximately 129,500 square feet of office space.
(20) Primarily retail space with approximately 73,800 square feet of office space.
(21) Includes outlots in which the SPG Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the Property.
(22) The SPG Operating Partnership owns 60% of the original phase of this Property and 55% of phase II.
(23) Primarily retail space with approximately 167,100 square feet of office space.
(24) Primarily retail space with approximately 499,700 square feet of office space.
(25) Primarily office space with approximately 12,800 square feet of retail space.
(26) Primarily office space with approximately 24,300 square feet of retail space.
(27) Effective January 1, 2000, the SPG Operating Partnership acquired the remaining ownership interest in this property.
(28)  Indicates ground lease covers outparcel only.
(29) The SPG Operating Partnership demolished the previously existing regional mall, Charles Towne Square, and is in the process of rebuilding this community center and a cinema on the land.
(30)  The SPG Operating Partnership sold its interest effective February 18,
      2000.
(31)  Scheduled to open during the fall of 2000.
(32)  Scheduled to open during the summer of 2000.

     Land Held for Development

     Simon Group has direct or indirect ownership interests in twelve parcels of land held for future development, containing an aggregate of approximately 866 acres located in eight states. In addition, Simon Group, through the Management Company, has interests in two parcels of land in Mt. Juliet, Tennessee and Gwinnett County, Georgia totaling 243 acres, which were previously held for development, but are now being marketed for sale.

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

     Mortgage Financing on Properties

     The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. All mortgage and property related debt is nonrecourse, although certain Unitholders have guaranteed a portion of the property related debt in the aggregate amount of $643.7 million.

                MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
                            (Dollars in thousands)

                                                      Interest             Face Amount        Annual Debt           Maturity
          Property Name                                 Rate               at 12/31/99          Service               Date
----------------------------------                    --------            --------------      -----------          -----------
Combined Consolidated Indebtedness:

     Secured Indebtedness

Simon Property Group, L.P. :
Anderson Mall                           (1)              6.57%            $      19,000       $    1,248   (2)        3/15/03   (4)
Anderson Mall                           (1)              7.01%                    8,500              596   (2)        3/15/03   (4)
Arboretum                                                7.32%  (3)              34,000            2,490   (2)       11/30/03   (4)
Arsenal Mall                                             6.75%                   34,603            2,724              9/28/08
Arsenal Mall                                             8.20%                    2,268              286              5/15/16
Battlefield Mall                                         7.50%                   47,610            4,765               1/1/04
Battlefield Mall                                         6.81%                   44,567            3,524               1/1/04
Biltmore Square                                          7.15%                   25,765            2,795               1/1/01
Bloomingdale Court                      (5)              7.78%                   29,879            2,578              10/1/09
Century III Mall                                         6.78%                   66,000            4,475   (2)         7/1/03
Chesapeake Center                                        8.44%                    6,563              554   (2)        5/15/15
Chesapeake Square                                        7.28%                   46,739            4,883               1/1/01
Cielo Vista Mall                        (6)              9.38%                   54,502            5,672               5/1/07
Cielo Vista Mall                        (6)              8.13%                    1,731              156              11/1/05
Cielo Vista Mall                        (6)              6.76%                   38,584            3,039               5/1/07
CMBS Loan - Fixed Component             (7)              7.31%                  175,000           12,790   (2)       12/15/07
CMBS Loan - Variable Component          (7)              6.16%  (8)              50,000            3,078   (2)       12/15/07
College Mall                            (9)              7.00%                   41,598            3,908               1/1/09
College Mall                            (9)              6.76%                   11,883              935               1/1/09
Columbia Center                                          7.62%                   42,326            3,225   (2)        3/15/02
Crystal River                                            8.82%  (10)             15,292            1,349   (2)         1/1/01
Eastgate Consumer Mall                                   6.82%  (11)             22,929            1,564   (2)        3/29/02   (4)
Eastland Mall (OK)                      (12)             6.81%                   15,000            1,022   (2)        3/15/03   (4)
Florida Mall, The                                        6.65%                   90,000            5,985   (2)        2/28/00
Forest Mall                             (12)             6.57%                   12,800              841   (2)        3/15/03   (4)
Forest Mall                             (12)             6.81%                    2,750              187   (2)        3/15/03   (4)
Forest Plaza                            (5)              7.78%                   16,388            1,414              10/1/09
Forest Village Park Mall                (1)              6.57%                   20,600            1,353   (2)        3/15/03   (4)
Forest Village Park Mall                (1)              7.01%                    1,250               88   (2)        3/15/03   (4)
Forum Phase I - Class A-1                                7.13%                   46,996            3,348   (2)        5/15/04
Forum Phase I - Class A-2                                6.19%  (13)             44,386            2,747   (2)        5/15/04
Forum Phase II - Class A-1                               7.13%                   43,004            3,064   (2)        5/15/04
Forum Phase II - Class A-2                               6.19%  (13)             40,614            2,514   (2)        5/15/04
Golden Ring Mall                        (12)             6.57%                   29,750            1,955   (2)        3/15/03   (4)
Great Lakes Mall                                         6.74%                   52,632            3,547   (2)         3/1/01
Great Lakes Mall                                         7.07%                    8,489              600   (2)         3/1/01
Greenwood Park Mall                     (9)              7.00%                   34,839            3,273               1/1/09
Greenwood Park Mall                     (9)              6.76%                   61,397            4,831               1/1/09
Grove at Lakeland Square, The                            8.44%                    3,750              317   (2)        5/15/15
Gulf View Square                                         8.25%                   37,064            3,652              10/1/06
Highland Lakes Center                                    7.32%  (3)              14,377            1,053   (2)         3/1/02
Hutchinson Mall                         (12)             8.44%                   11,382            1,108              3/15/03   (4)
Hutchinson Mall                         (12)             6.81%                    4,500              306   (2)        3/15/03   (4)
Jefferson Valley Mall                                    6.37%  (14)             50,000            3,186   (2)        1/12/00
Keystone at the Crossing                                 7.85%                   63,569            5,642               7/1/27
Lake View Plaza                         (5)              7.78%                   21,785            1,880              10/1/09
Lakeline Mall                                            7.65%                   72,180            6,300               5/1/07
Lakeline Plaza                          (5)              7.78%                   23,883            2,061              10/1/09
Lima Mall                                                7.12%                   14,180            1,010   (2)         3/1/02
Lima Mall                                                7.12%                    4,723              336   (2)         3/1/02
Lincoln Crossing                        (5)              7.78%                    3,298              285              10/1/09
Longview Mall                           (1)              6.57%                   22,100            1,452   (2)        3/15/03   (4)
Longview Mall                           (1)              7.01%                    5,500              386   (2)        3/15/03   (4)

Mainland Crossing                                                     7.32%  (3)        1,603             117 (2)       3/31/02
Markland Mall                                                  (12)   6.57%            10,000             657 (2)       3/15/03 (4)
Matteson Plaza                                                  (5)   7.78%             9,593             828           10/1/09
McCain Mall                                                     (6)   9.38%            25,450           2,721            5/1/07
McCain Mall                                                     (6)   6.76%            17,809           1,402            5/1/07
Melbourne Square                                                      7.42%            38,869           3,374            2/1/05
Miami International Mall                                              6.91%            45,920           3,758          12/21/03
Midland Park Mall                                              (12)   6.57%            22,500           1,478 (2)       3/15/03 (4)
Midland Park Mall                                              (12)   6.81%             5,500             375 (2)       3/15/03 (4)
Muncie Plaza                                                    (5)   7.78%             8,294             716           10/1/09
Net Lease (Atlanta)                                                   8.00%               868             263           12/1/02
Net Lease (Braintree)                                                 9.75%                22              66            4/1/00
Net Lease (Chattanooga)                                               6.80%               625             274           5/31/02
North East Mall                                                       7.20% (15)       73,636           5,300 (2)       5/21/04 (4)
North Riverside Park Plaza                                            9.38%             3,769             452            9/1/02
North Riverside Park Plaza                                           10.00%             3,617             420            9/1/02
North Towne Square                                             (12)   6.57%            23,500           1,544 (2)       3/15/03 (4)
Northgate Shopping Center                                             7.62%            79,035           6,022 (2)       3/15/02
Orland Square                                                         7.74% (16)       50,000           3,871 (2)        9/1/01
Paddock Mall                                                          8.25%            29,478           2,905           10/1/06
Palm Beach Mall                                                       7.50%            49,419           4,803          12/15/02
Port Charlotte Town Center                                            7.28%            45,024           3,857            1/1/01
Port Charlotte Town Center                                            7.28%             7,075             591            1/1/01
Randall Park Mall                                                     7.33%            35,000           2,566 (2)      12/11/00
Randall Park Mall                                                     7.33%             5,000             367 (2)      12/11/00
Regency Plaza                                                   (5)   7.78%             4,497             388           10/1/09
Richmond Towne Square                                                 6.82% (11)       45,898           3,131 (2)       7/15/03 (4)
River Oaks Center                                                     8.67%            32,500           2,818 (2)        6/1/02
Shops @ Mission Viejo                                                 6.87% (17)      110,068           7,564 (2)       9/14/03 (4)
South Park Mall                                                 (1)   7.25%            19,508           1,717           3/15/03 (4)
South Park Mall                                                 (1)   7.01%             6,876             570           3/15/03 (4)
St. Charles Towne Plaza                                         (5)   7.78%            28,780           2,483           10/1/09
Sunland Park Mall                                              (18)   8.63%            39,125           3,773            1/1/26
Tacoma Mall                                                           7.62%            92,474           7,047 (2)       3/15/02
Terrace at Florida Mall, The                                          8.44%             4,688             396 (2)       5/15/15
Tippecanoe Mall                                                 (9)   8.45%            45,485           4,647            1/1/05
Tippecanoe Mall                                                 (9)   6.81%            15,845           1,253            1/1/05
Towne East Square                                               (9)   7.00%            54,998           5,167            1/1/09
Towne East Square                                               (9)   6.81%            24,758           1,958            1/1/09
Treasure Coast Square                                                 7.42%            52,427           4,714            1/1/06
Treasure Coast Square                                                 8.06%            11,992           1,127            1/1/06
Trolley Square                                                        5.81%            19,000           1,104 (2)       7/23/00 (19)
Trolley Square                                                        7.32%  (3)        4,641             340 (2)       7/23/00
Trolley Square                                                        7.32%  (3)        3,500             256 (2)       7/23/00
University Park Mall                                                  7.43%            59,500           4,421 (2)       10/1/07
Valle Vista Mall                                                (6)   9.38%            33,707           3,604            5/1/07
Valle Vista Mall                                                (6)   6.81%             7,916             626            5/1/07
Waterford Lakes                                                       7.22% (20)       30,336           2,191 (2)       8/16/04 (4)
West Ridge Plaza                                                (5)   7.78%             5,796             500           10/1/09
White Oaks Mall                                                       7.41% (21)       16,500           1,223 (2)        3/1/00
White Oaks Plaza                                                (5)   7.78%            17,688           1,526           10/1/09
Windsor Park Mall                                                     8.00%             5,694             544            6/1/00
Windsor Park Mall                                                     8.00%             8,749             787            5/1/12
                                                                                  -----------
                                                                                   $3,087,077

SPG Reality Consultants, L.P.:
Net Lease (Norfolk)                                                   8.50%               110             116          11/30/01
                                                                                  -----------
      Total Consolidated Secured Indebtedness                                      $3,087,187


         Unsecured Indebtedness

Simon Property Group, L.P. :
Medium Term Notes - 1                                                 7.13%           100,000           7,125 (22)      6/24/05

Medium Term Notes - 2                                    7.13%                      180,000            12,825  (22)    9/20/07
Putable Asset Trust Securities                           6.75%                      100,000             6,750  (22)   11/15/03
Unsecured Term Loan                                      6.62%  (23)                150,000             9,934  (2)     2/28/02 (4)
Unsecured Notes - 1                                      6.88%                      250,000            17,188  (22)   11/15/06
Unsecured Notes - 2A                                     6.75%                      100,000             6,750  (22)    7/15/04
Unsecured Notes - 2B                                     7.00%                      150,000            10,500  (22)    7/15/09
Unsecured Notes - 3                                      6.88%                      150,000            10,313  (22)   10/27/05
Unsecured Notes - 4A                                     6.63%                      375,000            24,844  (22)    6/15/03
Unsecured Notes - 4B                                     6.75%                      300,000            20,250  (22)    6/15/05
Unsecured Notes - 4C                                     7.38%                      200,000            14,750  (22)    6/15/18
Unsecured Notes - 5A                                     6.75%                      300,000            20,250  (22)     2/9/04
Unsecured Notes - 5B                                     7.13%                      300,000            21,375  (22)     2/9/09
Unsecured Revolving Credit Facility                      6.47%  (24)                785,000            50,809  (2)     8/25/02
Acquisition Facility - 2                                 6.47%  (25)                450,000            29,126  (2)     3/24/00
Acquisition Facility - 3                                 6.47%  (25)                500,000            32,363  (2)     9/24/00
Mandatory Par Put Remarketed Securities                  7.00%  (26)                200,000            14,000  (22)    6/15/08
                                                                              --------------
                                                                                  4,590,000

Shopping Center Associates:
Unsecured Notes - SCA 1                                  6.75%                      150,000            10,125  (22)    1/15/04
Unsecured Notes - SCA 2                                  7.63%                      110,000             8,388  (22)    5/15/05
                                                                              --------------
                                                                                    260,000

The Retail Property Trust:
Unsecured Notes - CPI 1                                  9.00%                      250,000            22,500  (22)    3/15/02
Unsecured Notes - CPI 2                                  7.05%                      100,000             7,050  (22)     4/1/03
Unsecured Notes - CPI 3                                  7.75%                      150,000            11,625  (22)    8/15/04
Unsecured Notes - CPI 4                                  7.18%                       75,000             5,385  (22)     9/1/13
Unsecured Notes - CPI 5                                  7.88%                      250,000            19,688  (22)    3/15/16
                                                                             --------------
                                                                                    825,000

                                                                             ---------------
      Total Combined Consolidated Unsecured Indebtedness                         $5,675,000
                                                                             ---------------

      Total Combined Consolidated Indebtedness at Face Amounts                   $8,762,187

      Net Premium on Indebtedness                                                $    6,764
                                                                              --------------

      Total Combined Consolidated Indebtedness                                   $8,768,951   (27)
                                                                               =============


Joint Venture Indebtedness (28):
--------------------------------
Apple Blossom Mall                                       7.99%                       40,926             3,874          9/10/09
Arizona Mills                                            7.12%  (29)                142,216            10,129  (2)      2/1/02 (4)
Atrium at Chestnut Hill                                  7.29%                       42,846             4,139           4/1/01
Atrium at Chestnut Hill                                  8.16%                       11,725             1,125           4/1/01
Auburn Mall                                              7.99%                       47,913             4,222          9/10/09
Aventura Mall                                            6.55%                      141,000             9,231  (2)      4/6/08
Aventura Mall                                            6.60%                       25,400             1,675  (2)      4/6/08
Aventura Mall                                            6.89%                       33,600             2,314  (2)      4/6/08
Avenues, The                                             8.36%                       56,951             5,555          5/15/03
Cape Cod Mall                                            7.62%  (30)                 59,665             4,548  (2)      4/1/03 (4)
Circle Centre Mall                                       6.26%  (31)                 60,000             3,758  (2)     1/31/04 (4)
Circle Centre Mall                                       7.32%  (32)                  7,500               549  (2)     1/31/04 (4)
CMBS Loan - Fixed Component             (33)             7.41%                      300,000            22,229  (2)      5/1/06
CMBS Loan - Floating Component          (33)             6.32%                      185,000            11,693  (2)      5/1/03
Cobblestone Court                                        7.22%  (34)                  6,180               446  (2)    11/30/05
Concord Mills                                            7.17%  (35)                164,442            11,795  (2)     12/2/03 (4)
Coral Square                                             7.40%                       53,300             3,944  (2)     12/1/00
Crystal Court                                            7.22%  (34)                  3,570               258  (2)    11/30/05
Crystal Mall                                             8.66%                       49,235             5,384           2/1/03
Dadeland Mall                                            6.52%  (36)                140,000             9,132  (2)    12/10/00
Emerald Square Mall                                      9.16%                      157,500            14,427  (2)      4/1/00
Fairfax Court                                            7.22%  (34)                 10,320               745  (2)    11/30/05

Gaitway Plaza                                            7.22% (34)                  7,350               531 (2)    11/30/05
Grapevine Mills                                          6.47%                     155,000            10,029 (2)     10/1/08
Great Northeast Plaza                                    9.04%                      17,519             2,110          6/1/06
Greendale Mall                                           8.23%                      42,000             3,457 (2)     11/1/06
Gwinnett Place                                           7.54%                      39,446             3,412          4/1/07
Gwinnett Place                                           7.25%                      85,960             7,070          4/1/07
Highland Mall                                            9.75%                       7,453             1,655         12/1/09
Highland Mall                                            8.50%                         188               116         10/1/01
Highland Mall                                            9.50%                       1,822               607         11/1/01
Indian River Commons                                     7.58%                       8,399               637 (37)    11/1/04
Indian River Mall                                        7.58%                      46,602             3,532 (37)    11/1/04
Lakeland Square                                          7.26%                      51,840             4,368        12/22/03
Liberty Tree Mall                                        7.32% (3)                  47,319             4,176         10/1/01
Liberty Tree Mall                                        9.98% (38)                  8,377               925         10/1/01
Mall at Rockingham                                       7.62% (39)                100,000             7,793 (2)     8/24/00
Mall of America                                          6.69% (40)                312,000            20,881 (2)    11/19/03
Mall of Georgia                                          7.09%                     200,000            14,180 (2)      7/1/10
Mall of Georgia Crossing                                 7.25%                      23,931             1,735 (2)     6/10/06 (4)
Mall of New Hampshire                                    6.96%                     104,779             8,345         10/1/08
Mall of New Hampshire                                    8.53%                       8,483               987         10/1/08
Metrocenter                                              8.45%                      30,769             3,028         2/28/08
Montreal Forum                                           6.50% (41)                 11,011               716 (2)     1/31/02
Northfield Square                                        9.52%                      23,753             2,575          4/1/00
Northshore Mall                                          9.05%                     161,000            14,571 (2)     5/14/04
Ontario Mills                                            0.00% (42)                  5,000               300 (40)   12/28/09
Ontario Mills                                            6.75%                     143,594            11,042         11/2/08
Orlando Premium Outlets                                  7.32% (43)                 20,845             1,526 (2)     2/12/04 (4)
Plaza at Buckland Hills, The                             7.22% (34)                 17,680             1,276 (2)    11/30/05
Ridgewood Court                                          7.22% (34)                  7,980               576 (2)    11/30/05
Royal Eagle Plaza                                        7.22% (34)                  7,920               572 (2)    11/30/05
Seminole Towne Center                                    6.88%                      70,500             4,850 (2)      1/1/06
Shops at Sunset Place, The                               7.07% (44)                102,191             7,227 (2)     6/30/02 (4)
Smith Haven Mall                                         7.86%                     115,000             9,039 (2)      6/1/06
Solomon Pond                                             7.83%                      96,250             8,564          2/1/04
Source, The                                              6.65%                     124,000             8,246 (2)     11/6/08
Square One                                               8.40%                     105,825            10,138         12/1/01
Tower Shops, The                                         7.02% (45)                 12,900               906         3/13/00
Town Center at Cobb                                      7.54%                      50,205             4,347          4/1/07
Town Center at Cobb                                      7.25%                      65,471             5,381          4/1/07
Village Park Plaza                                       7.22% (34)                  8,960               647 (2)    11/30/05
West Town Corners                                        7.22% (34)                 10,330               746 (2)    11/30/05
West Town Mall                                           6.90%                      76,000             5,244 (2)      5/1/08
Westchester, The                                         8.74%                     150,849            14,478          9/1/05
Westchester, The                                         7.20%                      53,674             4,402          9/1/05
Westland Park Plaza                                      7.22% (34)                  4,950               357 (2)    11/30/05
Willow Knolls Court                                      7.22% (34)                  6,490               469 (2)    11/30/05
Yards Plaza, The                                         7.22% (34)                  8,270               597 (2)    11/30/05
                                                                              -------------
      Total Joint Venture Indebtedness at Face Amounts                          $4,499,174

      Premium on Indebtedness                                                   $   22,521
                                                                              --------------

      Total Joint Venture Indebtedness                                          $4,521,695  (46)
                                                                              ==============

                              (Footnotes on following page)

(Footnotes for preceding pages)

 (1) Loans secured by these four Properties are cross-collateralized and cross-defaulted.
 (2) Requires monthly payment of interest only.
 (3) LIBOR + 1.500%.
 (4) Includes applicable extension available at the SPG Operating Partnership's option.
 (5) These eleven Properties are cross-collateralized and cross-defaulted.
 (6) These three Properties are cross-collateralized and cross-defaulted.
 (7) Secured by cross-collateralized and cross-dafaulted mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza, Cheltenham Square, De Soto Square, Upper Valley Mall, Washington Square, and West Ridge Mall).
 (8) LIBOR + 0.365%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.16%.
 (9) Loans secured by these four Properties are cross-collateralized and cross-defaulted.
(10) LIBOR + 3.000%.
(11) LIBOR + 1.000%.
(12) Loans secured by these seven Properties are cross-collateralized and cross-defaulted.
(13) LIBOR + 0.300%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.19%.
(14) LIBOR + 0.550%, with LIBOR capped at 8.700% through maturity.
(15) LIBOR + 1.375%.
(16) LIBOR + 0.500%, with LIBOR swapped at 7.24% through maturity.
(17) LIBOR + 1.050%.
(18) Lender also participates in a percentage of certain gross receipts above a specified base.
(19) July 23, 2000 is the earliest date on which the lender may call the bonds.
(20) LIBOR + 1.400%.
(21) LIBOR + 1.300%, with LIBOR set using a 90 day rate.
(22) Requires semi-annual payments of interest only.
(23) LIBOR + 0.800%.
(24) $1,250,000 unsecured revolving credit facility. Currently, bears interest at LIBOR + 0.650% and provides for different pricing based upon the SPG Operating Partnership's investment grade rating. Two interest rate caps currently limit LIBOR on $90,000 and $50,000 of this indebtedness to 11.53% and 16.77%, respectively. As of 12/31/99, $460,519 was available after outstanding borrowings and letters of credit.
(25) LIBOR + 0.650%. Consists of two tranches of $450,000 and $500,000 due 03/24/00 and 09/24/00, respectively. Commitments have been received in excess of $450,000 to refinance the first tranche for one year. SPG and the SPG Operating Partnership are co-obligors of this debt.
(26) The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory tender on June 16, 2008.
(27) Includes minority interest partners' share of consolidated indebtedness of $160,517.
(28) As defined in the accompanying consolidated financial statements, Joint Venture Properties are those accounted for using the equity method of accounting.
(29) LIBOR + 1.300%, with LIBOR capped at 9.500% through maturity.
(30) LIBOR + 1.800%.
(31) LIBOR + 0.440%, with LIBOR capped at 8.81% through maturity.
(32) LIBOR + 1.500%, with LIBOR capped at 7.75% through maturity.
(33) These Commercial Mortgage Notes are secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating component has an interest protection agreement which caps LIBOR at 11.67%.
(34) The interest rate on this cross-collateralized and cross-defaulted mortgage is fixed at 7.22% through November of 2000 and thereafter the rate is the greater of 7.22% or 2.00% over the then current yield of a six month treasury bill selected by lender.
(35) LIBOR + 1.350%.
(36) LIBOR + 0.700%.
(37) Loans require monthly interest payments only until they begin amortizing November, 2000.
(38) LIBOR + 4.160%.
(39) LIBOR + 1.970%.
(40) LIBOR + 0.870%, with LIBOR capped at 8.130% through April 30, 2000.
(41) Canadian Prime.
(42) Beginning January 2000, this note will bear interest at 6.000%.
(43) LIBOR + 1.500%, rate may be reduced based upon project performance.
(44) LIBOR + 1.250%, rate may be reduced based upon project performance.
(45) LIBOR + 1.200%.
(46) Includes outside partners' share of indebtedness of $2,635,335 and indebtedness of an affiliate of $37,097.

Item 3. Legal Proceedings

     The information set forth in Note 13 to Combined Financial Statements in the Companies' Annual Report to Shareholders filed as Exhibit 13.1 regarding pending material litigation is incorporated herein by reference.

     Simon Group is subject to routine litigation and administrative proceedings arising in the ordinary course of its business, none of which are expected to have a material adverse effect on its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    Part II

Item 5. Market for the Registrants' Common Equity and Related Stockholder
Matters

     Market Information

     The Paired Shares trade on the New York Stock Exchange ("NYSE") under the symbol "SPG". The quarterly price range on the NYSE for the Paired Shares (and for the common shares of SPG's predecessor prior to the CPI Merger) and the distributions declared per share for each quarter in the last two fiscal years are shown below:

                                                                              Declared
                            High             Low             Close          Distribution
                          --------        ---------         --------        ------------
     -----------
     1999
     -----------
     1st Quarter            28 3/4           23 7/8          27 7/16          $   0.5050
     2nd Quarter          30 15/16           25 3/8           25 3/8          $   0.5050
     3rd Quarter            27 1/2          22 7/16          22 7/16          $   0.5050
     4th Quarter            24 1/2          20 7/16         22 15/16          $   0.5050
     -----------
     1998
     -----------
     1st Quarter            34 1/2           30 3/8           34 1/4          $   0.5050
     2nd Quarter            34 7/8               31           32 1/2          $   0.5050
     3rd Quarter            34 1/4         25 13/16           29 3/4          $   0.5050
     4th Quarter            30 7/8           26 1/8           28 1/2          $   0.5050 (1)

     (1) Includes a $0.4721 distribution declared in the third quarter of 1998, but not payable until the fourth quarter of 1998, related to the CPI Merger, designated to align the time periods of distribution payments of the merged companies. The current annual distribution rate is $2.02 per Paired Share.

     There is no established public trading market for SPG's Class B common stock or Class C common stock. Distributions per share of the Class B and Class C common stock were identical to the other Paired Shares.

     Holders

     The number of holders of record of the Paired Shares was 2,500 as of March 16, 2000. Additionally, the Class B common stock is held entirely by a voting trust to which Melvin Simon, Herbert Simon, David Simon and certain of their affiliates are parties and is exchangeable on a one-for-one basis into Paired Shares, and the Class C common stock is held entirely by The Edward J. DeBartolo Corporation and is also exchangeable on a one-for-one basis into Paired Shares.

     Distributions

     SPG qualifies as a REIT under the Code. To maintain its status as a REIT, SPG is required each year to distribute to its shareholders at least 95% of its taxable income after certain adjustments.

     Future distributions paid by the Companies will be at the discretion of the Boards of Directors and will depend on the actual cash flow of the Companies, their financial condition, capital requirements, the annual REIT distribution requirements and such other factors as the Board of Directors of the Companies deem relevant.

     The Companies have an Automatic Dividend Reinvestment Plan (the "Plan") which allows shareholders to acquire additional Paired Shares by automatically reinvesting cash dividends. Paired Shares are acquired pursuant to the Plan at a price equal to the prevailing market price of such Paired Shares, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive cash dividends, as declared.

     Unregistered Sales of Equity Securities

     The Registrants did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 1999, except as follows: On October 15, 1999, SPG issued 1,000,000 shares of 8.00% Series E Cumulative Redeemable Preferred Stock to an institutional investor in connection with a property acquisition. The foregoing transaction was exempt from registration under the Act in reliance on Section 4
(2).

Item 6. Selected Financial Data

     The information required by this item is incorporated herein by reference to the Selected Financial Data section of the Companies' Annual Report to Shareholders which is filed as Exhibit 13.1 to this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Companies' Annual Report to Shareholders which is filed as Exhibit 13.1 to this Form 10-K.

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

     The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Companies' Annual Report to Shareholders under the caption Liquidity and Capital Resources, which is filed as Exhibit 13.1 to this Form 10-K.

Item 8. Financial Statements and Supplementary Data

     Reference is made to the Index to Financial Statements contained in Item
14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   Part III

Item 10. Directors and Executive Officers of the Registrants

     The information required by this item is incorporated herein by reference to the Companies' definitive Proxy Statements for their annual meetings of shareholders to be filed with the Commission pursuant to Regulation 14A and is included under the caption "EXECUTIVE OFFICERS OF THE REGISTRANTS" in Part I hereof.

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

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  (1)  Financial Statements

     The Companies' combined and individual financial statements and independent auditors' report are incorporated herein by reference to the financial statements and independent auditors' report in the Companies' Annual Report to Shareholders, which are filed as Exhibit 13.1. Additionally, the Report of Ernst & Young LLP on SRC's 1997 audited financial statements which are incorporated herein by reference is filed as Exhibit 99.1. In addition, the financial statements of Mill Creek, a significant subsidiary of SRC, which are filed as
Exhibit 99.2 are incorporated herein by reference.

                                                                        Page No.
                                                                        --------

     (2)  Financial Statement Schedules

          Report of Independent Public Accountants                          39

          Simon Property Group, Inc. and SPG Realty Consultants, Inc.
             Combined Schedule III -- Schedule of Real Estate and
             Accumulated Depreciation                                       40

          Notes to Combined Schedule III                                    45

     (3)  Exhibits
          --------

          The Exhibit Index attached hereto is hereby incorporated by
          reference to this Item.                                           46

(b)  Reports on Form 8-K

          One Form 8-K was filed during the fourth quarter ended December 31, 1999.

          On November 15, 1999 under Item 5 - Other Events, SPG reported that it made available additional ownership and operational information concerning Simon Group and the properties owned or managed as of September 30, 1999, in the form of a Supplemental Information package. A copy of the package was included as an exhibit to the 8-K filing.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SIMON PROPERTY GROUP, INC. AND
                                         SPG REALTY CONSULTANTS, INC.


                                         By  /s/ David Simon
                                            ---------------------------
                                            David Simon
                                            Chief Executive Officer

March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature                                   Capacity                                         Date
/s/ David Simon                             Chief Executive Officer                          March 23, 2000
---------------------------------           and Director (Principal Executive Officer)
David Simon

/s/ Herbert Simon                           Co-Chairman of the Board of Directors            March 23, 2000
---------------------------------
Herbert Simon

/s/ Melvin Simon                            Co-Chairman of the Board of Directors            March 23, 2000
---------------------------------
Melvin Simon

/s/ Hans C. Mautner                         Vice Chairman of the Board of Directors          March 23, 2000
---------------------------------
Hans C. Mautner

/s/ Richard Sokolov                         President, Chief Operating Officer               March 23, 2000
---------------------------------           and Director
Richard Sokolov

/s/ Robert E. Angelica                      Director                                         March 23, 2000
---------------------------------
Robert E. Angelica

/s/ Birch Bayh                              Director                                         March 23, 2000
---------------------------------
Birch Bayh

/s/ Pieter S. van den Berg                  Director                                         March 23, 2000
---------------------------------
Pieter S. van den Berg

/s/ G. William Miller                       Director                                         March 23, 2000
---------------------------------
G. William Miller

/s/ Fredrick W. Petri                       Director                                         March 23, 2000
---------------------------------
Fredrick W. Petri

/s/ J. Albert Smith                         Director                                         March 23, 2000
---------------------------------
J. Albert Smith

/s/ Philip J. Ward                          Director                                         March 23, 2000
---------------------------------
Philip J. Ward


/s/ M. Denise DeBartolo York                Director                            March 23, 2000
---------------------------------
M. Denise DeBartolo York

/s/ John Dahl                               Senior Vice President               March 23, 2000
---------------------------------           (Principal Accounting Officer)
John Dahl

Principal Financial Officers:

/s/ Stephen E. Sterrett                     Treasurer                           March 23, 2000
---------------------------------
Stephen E. Sterrett

/s/ James R. Giuliano III                   Senior Vice President               March 23, 2000
---------------------------------
James R. Giuliano III

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors of
Simon Property Group, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of SIMON PROPERTY GROUP, INC. and SPG REALTY CONSULTANTS, INC. included in this Form 10-K and have issued our report thereon dated February 16, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, "Schedule III: Real Estate and Accumulated Depreciation", as of December 31, 1999, of Simon Property Group, Inc. and SPG Realty Consultants, Inc. is the responsibility of the Companies' management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                         ARTHUR ANDERSEN LLP
Indianapolis, Indiana,
February 16, 2000.

          SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999                    SCHEDULE III

                            (Dollars in thousands)

                                                                                     Cost Capitalized
                                                         Initial Cost            Subsequent to Acquisition
                                                    ------------------------      -----------------------
                                                               Buildings and                Buildings and
Name, Location                     Encumbrances     Land        Improvements       Land      Improvements
--------------                     ------------     ----       -------------       ----     -------------
Regional Malls
Alton Square, Alton, IL                 $     0    $   154          $  7,641      $    0          $11,835
Amigoland Mall, Brownsville, TX               0      1,045             4,518           0              954
Anderson Mall, Anderson, SC              27,500      1,712            18,122       1,363            4,506
Arsenal Mall, Watertown, MA              36,871          0            62,206           0                0
Arsenal Mall HCHP, Watertown, MA              0          0             3,922           0                0
Aurora Mall, Aurora, CO                       0     11,400            55,692           0            1,024
Barton Creek Square, Austin, TX               0      4,414            20,699         771           31,860
Battlefield Mall, Springfield, MO        92,177      4,039            29,769       3,225           37,097
Bay Park Square, Green Bay, WI           24,848      6,864            25,623         362            2,653
Bergen Mall, Paramus, NJ                      0     11,020            92,541           0            6,888
Biltmore Square, Asheville, NC           25,765     10,908            19,315           0            1,117
Boynton Beach Mall, Boynton Beach, FL         0     33,758            67,710           0            5,288
Brea Mall, Brea, CA                           0     39,500           209,202           0            1,394
Broadway Square, Tyler, TX                    0     11,470            32,439           0            3,862
Brunswick Square, East Brunswick, NJ          0      8,436            55,838           0           11,570
Burlington Mall, Burlington, MA               0     46,600           303,618           0              717
Castleton Square, Indianapolis, IN            0     44,860            80,963       2,500           28,145
Century III Mall, West Mifflin, PA       66,000     17,251           117,822           0            1,758
Charlottesville Fashion Square,
   Charlottesville, VA                        0          0            54,738           0            1,170
Chautauqua Mall, Jamestown, NY                0      3,257             9,641           0           13,740
Cheltenham Square, Philadelphia, PA      34,226     14,227            43,799           0            3,553
Chesapeake Square, Chesapeake, VA        46,739     11,534            70,461           0            2,737
Cielo Vista Mall, El Paso, TX            94,817      1,307            18,512         608           18,507
College Mall, Bloomington, IN            53,481      1,012            16,245         722           19,465
Columbia Center, Kennewick, WA           42,326     27,170            58,185           0            6,080
Cordova Mall, Pensacola, FL                   0     18,800            75,880        (158)           1,335
Cottonwood Mall, Albuquerque, NM              0     13,145            69,173        (981)             (77)
Crossroads Mall, Omaha, NE                    0        884            37,293         409           28,715
Crystal River Mall, Crystal River, FL    15,292     11,650            14,252           0            3,569
DeSoto Square, Bradenton, FL             38,880      9,380            52,716           0            4,102
Eastern Hills Mall, Buffalo, NY               0     15,444            47,604          12            3,626
Eastland Mall, Tulsa, OK                 15,000      3,124            24,035         518            6,625
Edison Mall, Fort Myers, FL                   0     11,529           107,381           0            3,803
Fashion Mall at Keystone at the
   Crossing, Indianapolis, IN            63,569          0           120,579           0            2,041
Forest Mall, Fond Du Lac, WI             15,550        728             4,498           0            5,979
Forest Village Park, Forestville, MD     21,850      1,212             4,625         757            4,303
Fremont Mall, Fremont, NE                     0         26             1,280         265            3,003
Golden Ring Mall, Baltimore, MD          29,750      1,130             8,955         572            8,691
Great Lakes Mall, Cleveland, OH          61,121     14,607           100,362           0            4,265
Greenwood Park Mall, Greenwood, IN       96,236      2,607            23,500       5,275           58,683
Gulf View Square, Port Richey, FL        37,064     13,690            39,997           0            7,069
Haywood Mall, Greenville, SC                  0     11,604           133,893           0              252
Heritage Park, Midwest City, OK               0        598             6,213           0            2,363

                                                Gross Amounts At
                                                  Which Carried
                                                At Close of Period
                                      ---------------------------------------
                                                 Buildings and                     Accumulated         Date of
Name, Location                        Land        Improvements       Total(1)    Depreciation(2)    Construction
--------------                        ----        ------------       --------    ---------------    ------------
Regional Malls
Alton Square, Alton, IL               $   154         $ 19,476       $ 19,630           $  3,142    1993 (Note 3)
Amigoland Mall, Brownsville, TX         1,045            5,472          6,517              1,890    1974
Anderson Mall, Anderson, SC             3,075           22,628         25,703              5,918    1972
Arsenal Mall, Watertown, MA                 0           62,206         62,206                251    1999 (Note 4)
Arsenal Mall HCHP, Watertown, MA            0            3,922          3,922                 14    1999 (Note 4)
Aurora Mall, Aurora, CO                11,400           56,716         68,116              2,024    1998 (Note 4)
Barton Creek Square, Austin, TX         5,185           52,559         57,744             10,939    1981
Battlefield Mall, Springfield, MO       7,264           66,866         74,130             14,716    1970
Bay Park Square, Green Bay, WI          7,226           28,276         35,502              2,706    1996 (Note 4)
Bergen Mall, Paramus, NJ               11,020           99,429        110,449              9,320    1996 (Note 4)
Biltmore Square, Asheville, NC         10,908           20,432         31,340              2,164    1996 (Note 4)
Boynton Beach Mall, Boynton Beach, FL  33,758           72,998        106,756              7,327    1996 (Note 4)
Brea Mall, Brea, CA                    39,500          210,596        250,096              7,506    1998 (Note 4)
Broadway Square, Tyler, TX             11,470           36,301         47,771              5,447    1994 (Note 3)
Brunswick Square, East Brunswick, NJ    8,436           67,408         75,844              5,827    1996 (Note 4)
Burlington Mall, Burlington, MA        46,600          304,335        350,935             10,910    1998 (Note 4)
Castleton Square, Indianapolis, IN     47,360          109,108        156,468              9,540    1996 (Note 4)
Century III Mall, West Mifflin, PA     17,251          119,580        136,831             25,684    1999 (Note 4)
Charlottesville Fashion Square,
   Charlottesville, VA                      0           55,908         55,908              3,743    1997 (Note 4)
Chautauqua Mall, Jamestown, NY          3,257           23,381         26,638              2,309    1996 (Note 4)
Cheltenham Square, Philadelphia, PA    14,227           47,352         61,579              4,801    1996 (Note 4)
Chesapeake Square, Chesapeake, VA      11,534           73,198         84,732              7,045    1996 (Note 4)
Cielo Vista Mall, El Paso, TX           1,915           37,019         38,934             11,034    1974
College Mall, Bloomington, IN           1,734           35,710         37,444             10,114    1965
Columbia Center, Kennewick, WA         27,170           64,265         91,435              6,328    1996 (Note 4)
Cordova Mall, Pensacola, FL            18,642           77,215         95,857              4,395    1998 (Note 4)
Cottonwood Mall, Albuquerque, NM       12,164           69,096         81,260              9,351    1996
Crossroads Mall, Omaha, NE              1,293           66,008         67,301              8,850    1994 (Note 3)
Crystal River Mall, Crystal River, FL  11,650           17,821         29,471              1,713    1996 (Note 4)
DeSoto Square, Bradenton, FL            9,380           56,818         66,198              5,675    1996 (Note 4)
Eastern Hills Mall, Buffalo, NY        15,456           51,230         66,686              5,140    1996 (Note 4)
Eastland Mall, Tulsa, OK                3,642           30,660         34,302              6,700    1986
Edison Mall, Fort Myers, FL            11,529          111,184        122,713              7,117    1997 (Note 4)
Fashion Mall at Keystone at the
   Crossing, Indianapolis, IN               0          122,620        122,620              6,974    1997 (Note 4)
Forest Mall, Fond Du Lac, WI              728           10,477         11,205              2,399    1973
Forest Village Park, Forestville, MD    1,969            8,928         10,897              2,479    1980
Fremont Mall, Fremont, NE                 291            4,283          4,574                807    1966
Golden Ring Mall, Baltimore, MD         1,702           17,646         19,348              5,588    1974 (Note 3)
Great Lakes Mall, Cleveland, OH        14,607          104,627        119,234             10,386    1996 (Note 4)
Greenwood Park Mall, Greenwood, IN      7,882           82,183         90,065             17,666    1979
Gulf View Square, Port Richey, FL      13,690           47,066         60,756              4,260    1996 (Note 4)
Haywood Mall, Greenville, SC           11,604          134,145        145,749             11,174    1999 (Note 4)
Heritage Park, Midwest City, OK           598            8,576          9,174              2,804    1978

          SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999                    SCHEDULE III

                            (Dollars in thousands)


                                                                            Cost Capitalized
                                                      Initial Cost     Subsequent to Acquisition
                                                  -------------------- -------------------------
                                                         Buildings and             Buildings and
Name, Location                     Encumbrances   Land    Improvements      Land    Improvements
--------------                     ------------   ----   -------------      ----    ------------
Hutchinson Mall, Hutchison, KS           15,882      1,683      18,427           0         2,998
Independence Center,
   Independence, MO                           0      5,539      45,822           0        15,864
Ingram Park Mall, San Antonio, TX             0        820      17,163         169        14,644
Irving Mall, Irving, TX                       0      6,737      17,479       2,533        24,468
Jefferson Valley Mall, Yorktown
   Heights, NY                           50,000      4,868      30,304           0         4,409
Knoxville Center, Knoxville, TN               0      5,006      21,965       3,712        34,547
Lakeline Mall, N. Austin, TX             72,180     14,948      81,568           0           210
La Plaza, McAllen, TX                         0      2,194       9,828       7,454        14,173
Lafayette Square, Indianapolis, IN            0     25,546      43,294           0         9,361
Laguna Hills Mall, Laguna Hills, CA           0     28,074      55,689           0         3,239
Lenox Square, Atlanta, GA                     0     41,900     492,411           0         1,842
Lima Mall, Lima, OH                      18,903      7,910      35,495           0         3,733
Lincolnwood Town Center,
   Lincolnwood, IL                            0     11,197      63,490          28         1,286
Livingston Mall, Livingston, NJ               0     30,200     105,250           0           438
Longview Mall, Longview, TX              27,600        270       3,602         124         7,138
Machesney Park Mall, Rockford, IL             0        614       7,438         120         4,189
Markland Mall, Kokomo, IN                     0          0       7,568           0         2,763
Mc Cain Mall, N. Little Rock, AR         43,259          0       9,515           0         8,099
Melbourne Square, Melbourne, FL          38,869     20,552      51,110           0         4,656
Memorial Mall, Sheboygan, WI                  0        175       4,881           0           853
Menlo Park Mall, Edison, NJ                   0     65,684     223,252           0         5,574
Miami International Mall, Miami, FL      45,920     13,794      69,701       8,942         4,105
Midland Park Mall, Midland, TX           28,000        687       9,213           0         6,533
Miller Hill Mall, Duluth, MN                  0      2,537      18,113           0         9,208
Mission Viejo Mall, Mission Viejo, CA   110,068      9,139      54,445       5,613       117,736
Mounds Mall, Anderson, IN                     0          0       2,689           0         2,291
Muncie Mall, Muncie, IN                   8,294        172       5,964          52        21,231
Nanuet Mall, Nanuet, NY                       0     27,700     162,993           0           991
North East Mall, Hurst, TX               73,636      1,347      13,473       2,961       119,444
North Towne Square, Toledo, OH           23,500        579       8,382           0         2,072
Northgate Mall, Seattle, WA              79,035     89,991      57,873           0        18,920
Northlake Mall, Atlanta, GA                   0     33,400      98,035           0           149
Northwoods Mall, Peoria, IL                   0      1,203      12,779       1,449        26,976
Oak Court Mall, Memphis, TN                   0     15,673      57,304           0         1,666
Ocean County Mall, Toms River, NJ             0     20,900     124,945           0         1,015
Orange Park Mall, Jacksonville, FL            0     13,345      65,173           0        14,769
Orland Square, Orland Park, IL           50,000     36,770     129,906           0         2,098
Paddock Mall, Ocala, FL                  29,478     20,420      30,490           0         4,743
Palm Beach Mall, West Palm Beach, FL     49,419     12,549     112,741           0        20,933
Phipps Plaza, Atlanta, GA                     0     19,200     210,783           0         1,783
Port Charlotte Town Center,
   Port Charlotte, FL                    52,099      5,561      59,381           0         8,769
Prien Lake Mall, Lake Charles, LA             0      1,893       2,829       3,091        35,256

                                                   Gross Amounts At
                                                    Which Carried
                                                  At Close of Period
                                         -------------------------------------
                                                  Buildings and                  Accumulated        Date of
Name, Location                           Land      Improvements    Total(1)     Depreciation(2)  Construction
---------------------------------        ----      ------------    -----------  ---------------  ------------
Hutchinson Mall, Hutchison, KS              1,683        21,425         23,108          5,147    1985
Independence Center,
   Independence, MO                         5,539        61,686         67,225          8,017    1994 (Note 3)
Ingram Park Mall, San Antonio, TX             989        31,807         32,796          9,468    1979
Irving Mall, Irving, TX                     9,270        41,947         51,217         10,991    1971
Jefferson Valley Mall, Yorktown
   Heights, NY                              4,868        34,713         39,581          8,690    1983
Knoxville Center, Knoxville, TN             8,718        56,512         65,230          8,836    1984
Lakeline Mall, N. Austin, TX               14,948        81,778         96,726          7,342    1999 (Note 4)
La Plaza, McAllen, TX                       9,648        24,001         33,649          3,698    1976
Lafayette Square, Indianapolis, IN         25,546        52,655         78,201          5,184    1996 (Note 4)
Laguna Hills Mall, Laguna Hills, CA        28,074        58,928         87,002          3,818    1997 (Note 4)
Lenox Square, Atlanta, GA                  41,900       494,253        536,153         17,609    1998 (Note 4)
Lima Mall, Lima, OH                         7,910        39,228         47,138          3,819    1996 (Note 4)
Lincolnwood Town Center,
   Lincolnwood, IL                         11,225        64,776         76,001         14,756    1990
Livingston Mall, Livingston, NJ            30,200       105,688        135,888          3,763    1998 (Note 4)
Longview Mall, Longview, TX                   394        10,740         11,134          2,684    1978
Machesney Park Mall, Rockford, IL             734        11,627         12,361          3,879    1979
Markland Mall, Kokomo, IN                       0        10,331         10,331          2,165    1968
Mc Cain Mall, N. Little Rock, AR                0        17,614         17,614          5,950    1973
Melbourne Square, Melbourne, FL            20,552        55,766         76,318          5,378    1996 (Note 4)
Memorial Mall, Sheboygan, WI                  175         5,734          5,909          1,613    1969
Menlo Park Mall, Edison, NJ                65,684       228,826        294,510         14,858    1997 (Note 4)
Miami International Mall, Miami, FL        22,736        73,806         96,542         21,944    1996 (Note 4)
Midland Park Mall, Midland, TX                687        15,746         16,433          4,739    1980
Miller Hill Mall, Duluth, MN                2,537        27,321         29,858          5,470    1973
Mission Viejo Mall, Mission Viejo, CA      14,752       172,181        186,933          6,877    1996 (Note 4)
Mounds Mall, Anderson, IN                       0         4,980          4,980          2,054    1965
Muncie Mall, Muncie, IN                       224        27,195         27,419          4,502    1970
Nanuet Mall, Nanuet, NY                    27,700       163,984        191,684          5,877    1998 (Note 4)
North East Mall, Hurst, TX                  4,308       132,917        137,225          5,349    1996 (Note 4)
North Towne Square, Toledo, OH                579        10,454         11,033          4,730    1980
Northgate Mall, Seattle, WA                89,991        76,793        166,784          6,984    1996 (Note 4)
Northlake Mall, Atlanta, GA                33,400        98,184        131,584          3,502    1998 (Note 4)
Northwoods Mall, Peoria, IL                 2,652        39,755         42,407          9,719    1983 (Note 3)
Oak Court Mall, Memphis, TN                15,673        58,970         74,643          3,901    1997 (Note 4)
Ocean County Mall, Toms River, NJ          20,900       125,960        146,860          4,489    1998 (Note 4)
Orange Park Mall, Jacksonville, FL         13,345        79,942         93,287         11,030    1994 (Note 3)
Orland Square, Orland Park, IL             36,770       132,004        168,774          8,206    1997 (Note 4)
Paddock Mall, Ocala, FL                    20,420        35,233         55,653          3,366    1996 (Note 4)
Palm Beach Mall, West Palm Beach, FL       12,549       133,674        146,223         15,092    1998 (Note 4)
Phipps Plaza, Atlanta, GA                  19,200       212,566        231,766          7,583    1998 (Note 4)
Port Charlotte Town Center,
   Port Charlotte, FL                       5,561        68,150         73,711          6,003    1996 (Note 4)
Prien Lake Mall, Lake Charles, LA           4,984        38,085         43,069          4,153    1972

          SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                             December 31, 1999                      SCHEDULE III

                            (Dollars in thousands)

                                                                                                  Cost Capitalized
                                                                 Initial Cost                 Subsequent to Acquisition
                                                             -----------------------          -------------------------
                                                                       Buildings and                      Buildings and
Name, Location                              Encumbrances     Land       Improvements           Land        Improvements
--------------                              ------------     ----      -------------           ----       -------------
Raleigh Springs Mall, Memphis, TN                      0      9,137           28,604               0              7,014
Randall Park Mall, Cleveland, OH                  40,000      4,421           52,456               0             18,073
Richardson Square, Dallas, TX                          0      4,867            6,329           1,075             11,338
Richmond Towne Square, Cleveland, OH              45,898      2,666           12,112               0             52,961
Richmond Square, Richmond, IN                          0      3,410           11,343               0              9,037
River Oaks Center, Calumet City, IL               32,500     30,884          101,224               0              2,064
Rockaway Townsquare, Rockaway, NJ                      0     50,500          218,557               0              2,479
Rolling Oaks Mall,  North San Antonio, TX              0      2,647           38,609             (70)             1,788
Roosevelt Field, Garden City, NY                       0    165,006          702,008           2,096              3,657
Ross Park Mall, Pittsburgh, PA                         0     14,557           50,995           9,617             48,819
Santa Rosa Plaza, Santa Rosa, CA                       0     10,400           87,864               0                815
South Hills Village,  Pittsburgh, PA                   0     23,453          125,858               0                708
South Park Mall, Shreveport, LA                   26,384        855           13,684              74              2,806
South Shore Plaza, Braintree, MA                       0    101,200          301,495               0              1,339
Southern Park Mall, Youngstown, OH                     0     16,982           77,774              97             16,294
Southgate Mall, Yuma, AZ                               0      1,817            7,974               0              3,415
St Charles Towne Center
   Waldorf, MD                                    28,780      9,329           52,974           1,180             10,833
Summit Mall, Akron, OH                                 0     23,742           42,769               0             13,191
Sunland Park Mall, El Paso, TX                    39,125      2,896           28,900               0              4,682
Tacoma Mall, Tacoma, WA                           92,474     39,263          125,826               0             10,289
Tippecanoe Mall, Lafayette, IN                    61,330      4,187            8,474           5,517             33,545
Town Center at Boca Raton
   Boca Raton, FL                                      0     64,200          307,511               0             17,927
Towne East Square, Wichita, KS                    79,756      9,495           18,479           2,042             11,626
Towne West Square, Wichita, KS                         0        972           21,203              76              7,947
Treasure Coast Square, Jenson Beach, FL           64,419     11,124           73,108           3,067             10,479
Tyrone Square, St. Petersburg, FL                      0     15,638          120,962               0             12,662
University Mall, Little Rock, AR                       0        123           17,411               0              1,117
University Mall, Pensacola, FL                         0      4,741           26,657               0              3,506
University Park Mall, South Bend, IN              59,500     15,105           61,466               0              9,063
Upper Valley Mall, Springfield, OH                30,940      8,421           38,745               0              1,626
Valle Vista Mall, Harlingen, TX                   41,623      1,398           17,266             372              8,158
Virginia Center Commons, Richmond, VA                  0      9,764           50,547           4,149              3,462
Walt Whitman Mall, Huntington Station, NY              0     51,700          111,170           3,789             24,388
Washington Square, Indianapolis, IN               33,541     20,146           41,248               0              5,912
West Ridge Mall, Topeka, KS                        5,796      5,652           34,132             197              5,553
Westminster Mall, Westminster, CA                      0     45,200           84,709               0                899
White Oaks Mall, Springfield, IL                  16,500      3,024           35,692           1,153             14,109
Windsor Park Mall, San Antonio, TX                14,442      1,194           16,940             130              3,430
Woodville Mall, Toledo, OH                             0      1,831            4,454               0                951
Community Shopping Centers
Arboretum, The, Austin, TX                        34,000      7,640           36,778              71              1,620
Arvada Plaza, Arvada, CO                               0         70              342             608                825
Aurora Plaza, Aurora, CO                               0         35            5,754               0              1,039
Bloomingdale Court, Bloomingdale, IL              29,879      8,764           26,184               0              1,889

                                                        Gross Amounts At
                                                          Which Carried
                                                       At Close of Period
                                               --------------------------------------
                                                         Buildings and                     Accumulated        Date of
Name, Location                                 Land       Improvements       Total (1)   Depreciation (2)   Construction
--------------                                 ----      -------------       --------    ---------------    ------------
Raleigh Springs Mall, Memphis, TN               9,137           35,618         44,755              3,068    1996 (Note 4)
Randall Park Mall, Cleveland, OH                4,421           70,529         74,950              6,019    1996 (Note 4)
Richardson Square, Dallas, TX                   5,942           17,667         23,609              1,679    1996 (Note 4)
Richmond Towne Square, Cleveland, OH            2,666           65,073         67,739              2,416    1996 (Note 4)
Richmond Square, Richmond, IN                   3,410           20,380         23,790              2,055    1996 (Note 4)
River Oaks Center, Calumet City, IL            30,884          103,288        134,172              6,358    1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ              50,500          221,036        271,536              7,843    1998 (Note 4)
Rolling Oaks Mall,  North San Antonio, TX       2,577           40,397         42,974             10,877    1998 (Note 4)
Roosevelt Field, Garden City, NY              167,102          705,665        872,767             25,156    1998 (Note 4)
Ross Park Mall, Pittsburgh, PA                 24,174           99,814        123,988             13,370    1996 (Note 4)
Santa Rosa Plaza, Santa Rosa, CA               10,400           88,679         99,079              3,186    1998 (Note 4)
South Hills Village,  Pittsburgh, PA           23,453          126,566        150,019              7,629    1997 (Note 4)
South Park Mall, Shreveport, LA                   929           16,490         17,419              5,417    1975
South Shore Plaza, Braintree, MA              101,200          302,834        404,034             10,860    1998 (Note 4)
Southern Park Mall, Youngstown, OH             17,079           94,068        111,147              9,307    1996 (Note 4)
Southgate Mall, Yuma, AZ                        1,817           11,389         13,206              2,720    1988 (Note 3)
St Charles Towne Center
   Waldorf, MD                                 10,509           63,807         74,316             15,715    1990
Summit Mall, Akron, OH                         23,742           55,960         79,702              5,914    1996 (Note 4)
Sunland Park Mall, El Paso, TX                  2,896           33,582         36,478              9,568    1988
Tacoma Mall, Tacoma, WA                        39,263          136,115        175,378             13,015    1996 (Note 4)
Tippecanoe Mall, Lafayette, IN                  9,704           42,019         51,723             11,774    1973
Town Center at Boca Raton
   Boca Raton, FL                              64,200          325,438        389,638             10,560    1998 (Note 4)
Towne East Square, Wichita, KS                 11,537           30,105         41,642              9,189    1975
Towne West Square, Wichita, KS                  1,048           29,150         30,198              8,264    1980
Treasure Coast Square, Jenson Beach, FL        14,191           83,587         97,778              7,560    1996 (Note 4)
Tyrone Square, St. Petersburg, FL              15,638          133,624        149,262             12,477    1996 (Note 4)
University Mall, Little Rock, AR                  123           18,528         18,651              5,488    1967
University Mall, Pensacola, FL                  4,741           30,163         34,904              4,648    1994 (Note 3)
University Park Mall, South Bend, IN           15,105           70,529         85,634             32,852    1996 (Note 4)
Upper Valley Mall, Springfield, OH              8,421           40,371         48,792              4,070    1996 (Note 4)
Valle Vista Mall, Harlingen, TX                 1,770           25,424         27,194              6,430    1983
Virginia Center Commons, Richmond, VA          13,913           54,009         67,922              4,977    1996 (Note 4)
Walt Whitman Mall, Huntington Station, NY      55,489          135,558        191,047              6,720    1998 (Note 4)
Washington Square, Indianapolis, IN            20,146           47,160         67,306              4,407    1996 (Note 4)
West Ridge Mall, Topeka, KS                     5,849           39,685         45,534              8,929    1988
Westminster Mall, Westminster, CA              45,200           85,608        130,808              3,036    1998 (Note 4)
White Oaks Mall, Springfield, IL                4,177           49,801         53,978              8,633    1977
Windsor Park Mall, San Antonio, TX              1,324           20,370         21,694              6,019    1976
Woodville Mall, Toledo, OH                      1,831            5,405          7,236                663    1996 (Note 4)
Community Shopping Centers
Arboretum, The, Austin, TX                      7,711           38,398         46,109              1,196    1998 (Note 4)
Arvada Plaza, Arvada, CO                          678            1,167          1,845                404    1966
Aurora Plaza, Aurora, CO                           35            6,793          6,828              2,086    1966
Bloomingdale Court, Bloomingdale, IL            8,764           28,073         36,837              4,985    1987

          SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999                    SCHEDULE III

                            (Dollars in thousands)

                                                                                                   Cost Capitalized
                                                                       Initial Cost            Subsequent to Acquisition
                                                                     ---------------------     -------------------------
                                                                             Buildings and                 Buildings and
Name, Location                                     Encumbrances       Land    Improvements         Land     Improvements
--------------------------------------------       ------------      -----    ------------         ----     ------------
Boardman Plaza, Youngstown, OH                           18,277      8,189          26,355            0            2,024
Bridgeview Court, Bridgeview, IL                              0        302           3,638            0              704
Brightwood Plaza, Indianapolis, IN                            0         65             128            0              252
Buffalo Grove Towne Center, Buffalo
     Grove, IL                                                0      1,345           6,602          121              379
Celina Plaza, El Paso, TX                                     0        138             815            0              100
Century Mall, Merrillville, IN                                0      2,190           9,589            0            1,410
Charles Towne Square, Charleston, SC                          0        446           1,768          425           11,090
Chesapeake Center, Chesapeake, VA                         6,563      5,352          12,279            0              102
Countryside Plaza, Countryside, IL                            0      1,243           8,507            0              602
Eastgate Consumer Mall, Indianapolis, IN                 22,929        424           4,722          187            2,705
Eastland Plaza, Tulsa, OK                                     0        908           3,709            0                0
Forest Plaza, Rockford, IL                               16,388      4,187          16,818          453              626
Fox River Plaza, Elgin, IL                                    0      2,908           9,453            0              148
Glen Burnie Mall, Glen Burnie, MD                             0      7,422          22,778            0            2,595
Great Lakes Plaza, Cleveland, OH                              0      1,028           2,025            0            3,366
Greenwood Plus, Greenwood, IN                                 0      1,350           1,792            0            3,757
Griffith Park Plaza, Griffith, IN                             0          0           2,412            0              135
Grove at Lakeland Square, The, Lakeland, FL               3,750      5,237           6,016            0            1,031
Hammond Square, Sandy Springs, GA                             0          0              27            0                1
Highland Lakes Center, Orlando, FL                       14,377     13,951          18,490            0              454
Ingram Plaza, San Antonio, TX                                 0        421           1,802            4               21
Keystone Shoppes, Indianapolis, IN                            0          0           4,232            0               (7)
Knoxville Commons, Knoxville, TN                              0      3,731           5,345            0            1,787
Lake Plaza, Waukegan, IL                                      0      2,812           6,420            0              364
Lake View Plaza, Orland Park, IL                         21,785      4,775          17,586            0            2,115
Lakeline Plaza, Austin, TX                               23,883      5,929          25,732            0            5,696
Lima Center, Lima, OH                                         0      1,808           5,151            0              123
Lincoln Crossing, O'Fallon, IL                            3,298      1,047           2,692            0              192
Mainland Crossing, Galveston, TX                          1,603      1,609           1,737            0              221
Markland Plaza, Kokomo, IN                               10,000        210           1,258            0              453
Martinsville Plaza, Martinsville, VA                          0          0             584            0               50
Marwood Plaza, Indianapolis, IN                               0         52           3,597            0              107
Matteson Plaza, Matteson, IL                              9,593      1,830           9,737            0            1,986
Memorial Plaza, Sheboygan, WI                                 0        250             436            0              857
Mounds Mall Cinema, Anderson, IN                              0         88             158            0                1
Muncie Plaza, Muncie, IN                                      0        626          10,626         (163)              (5)
New Castle Plaza, New Castle, IN                              0        128           1,621            0              645
Shops at North East Plaza, The, Hurst, TX                     0      8,988           2,198        3,553           25,979
North Ridge Plaza, Joliet, IL                                 0      2,831           7,699            0              451
North Riverside Park Plaza,
     N. Riverside, IL                                     7,386      1,062           2,490            0              644
Northland Plaza, Columbus, OH                                 0      4,490           8,893            0            1,034
Northwood Plaza, Fort Wayne, IN                               0        302           2,922            0              584
Park Plaza, Hopkinsville, KY                                  0        300           1,572            0              211
Regency Plaza, St. Charles, MO                            4,497        616           4,963            0              151


                                                                Gross Amounts At
                                                                  Which Carried
                                                                At Close of Period
                                               -----------------------------------------------------
                                                        Buildings and                  Accumulated        Date of
Name, Location                                  Land    Improvements    Total (1)   Depreciation (2)    Construction
--------------------------------------------   -----    ------------    ---------   ----------------    ------------
Boardman Plaza, Youngstown, OH                 8,189        28,379         36,568              2,713    1996 (Note 4)
Bridgeview Court, Bridgeview, IL                 302         4,342          4,644                985    1988
Brightwood Plaza, Indianapolis, IN                65           380            445                147    1965
Buffalo Grove Towne Center, Buffalo
     Grove, IL                                 1,466         6,981          8,447                787    1988
Celina Plaza, El Paso, TX                        138           915          1,053                221    1978
Century Mall, Merrillville, IN                 2,190        10,999         13,189              4,019    1992 (Note 3)
Charles Towne Square, Charleston, SC             871        12,858         13,729                333    1976
Chesapeake Center, Chesapeake, VA              5,352        12,381         17,733              1,216    1996 (Note 4)
Countryside Plaza, Countryside, IL             1,243         9,109         10,352              2,507    1977
Eastgate Consumer Mall, Indianapolis, IN         611         7,427          8,038              3,216    1991 (Note 3)
Eastland Plaza, Tulsa, OK                        908         3,709          4,617                725    1986
Forest Plaza, Rockford, IL                     4,640        17,444         22,084              3,022    1985
Fox River Plaza, Elgin, IL                     2,908         9,601         12,509              1,623    1985
Glen Burnie Mall, Glen Burnie, MD              7,422        25,373         32,795              2,535    1996 (Note 4)
Great Lakes Plaza, Cleveland, OH               1,028         5,391          6,419                663    1996 (Note 4)
Greenwood Plus, Greenwood, IN                  1,350         5,549          6,899                950    1979 (Note 3)
Griffith Park Plaza, Griffith, IN                  0         2,547          2,547                792    1979
Grove at Lakeland Square, The, Lakeland, FL    5,237         7,047         12,284                791    1996 (Note 4)
Hammond Square, Sandy Springs, GA                  0            28             28                  9    1974
Highland Lakes Center, Orlando, FL            13,951        18,944         32,895              1,934    1996 (Note 4)
Ingram Plaza, San Antonio, TX                    425         1,823          2,248                670    1980
Keystone Shoppes, Indianapolis, IN                 0         4,225          4,225                241    1997 (Note 4)
Knoxville Commons, Knoxville, TN               3,731         7,132         10,863              1,355    1987
Lake Plaza, Waukegan, IL                       2,812         6,784          9,596              1,088    1986
Lake View Plaza, Orland Park, IL               4,775        19,701         24,476              2,953    1986
Lakeline Plaza, Austin, TX                     5,929        31,428         37,357              1,280    1999 (Note 4)
Lima Center, Lima, OH                          1,808         5,274          7,082                509    1996 (Note 4)
Lincoln Crossing, O'Fallon, IL                 1,047         2,884          3,931                449    1990
Mainland Crossing, Galveston, TX               1,609         1,958          3,567                220    1996 (Note 4)
Markland Plaza, Kokomo, IN                       210         1,711          1,921                613    1974
Martinsville Plaza, Martinsville,                  0           634            634                400    1967
Marwood Plaza, Indianapolis, IN                   52         3,704          3,756                842    1962
Matteson Plaza, Matteson, IL                   1,830        11,723         13,553              2,033    1988
Memorial Plaza, Sheboygan, WI                    250         1,293          1,543                407    1966
Mounds Mall Cinema, Anderson, IN                  88           159            247                 60    1974
Muncie Plaza, Muncie, IN                         463        10,621         11,084                644    1998
New Castle Plaza, New Castle, IN                 128         2,266          2,394                725    1966
Shops at North East Plaza, The, Hurst, TX     12,541        28,177         40,718                164
North Ridge Plaza, Joliet, IL                  2,831         8,150         10,981              1,442    1985
North Riverside Park Plaza,
     N. Riverside, IL                          1,062         3,134          4,196                983    1977
Northland Plaza, Columbus, OH                  4,490         9,927         14,417              1,523    1988
Northwood Plaza, Fort Wayne, IN                  302         3,506          3,808              1,015    1974
Park Plaza, Hopkinsville, KY                     300         1,783          2,083                457    1968
Regency Plaza, St. Charles, MO                   616         5,114          5,730                793    1988

          SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999                    SCHEDULE III

                            (Dollars in thousands)

                                                                                   Cost Capitalized
                                                            Initial Cost       Subsequent to Acquisition
                                                       ----------------------- -------------------------
                                                                 Buildings and            Buildings and
Name, Location                             Encumbrances   Land    Improvements    Land     Improvements
--------------------------------------     ------------   ----    ------------    ----     ------------
Rockaway Convenience Center
   Rockaway, NJ                                       0      2,900      12,500           0             0
St. Charles Towne Plaza, Waldorf, MD                  0      8,779      18,993           0           183
Teal Plaza, Lafayette, IN                             0         99         878           0         2,957
Terrace at The Florida Mall, Orlando, FL          4,688      5,647       4,126           0         1,025
Tippecanoe Plaza, Lafayette, IN                       0        265         440         305         4,967
University Center, South Bend, IN                     0      2,388       5,214           0           339
Wabash Village, West Lafayette, IN                    0          0         976           0           204
Washington Plaza, Indianapolis, IN                    0        941       1,697           0           167
West Ridge Plaza, Topeka, KS                     44,288      1,491       4,620           0           614
White Oaks Plaza, Springfield, IL                17,688      3,265      14,267           0           341
Wichita Mall, Wichita, KS                             0          0       4,535           0         1,746
Wood Plaza, Fort Dodge, IA                            0         45         380           0           867
Specialty Retail Centers
The Forum Shops at Caesars,
   Las Vegas, NV                                175,000          0      72,866           0        59,130
Trolley Square, Salt Lake City, UT               27,141      4,899      27,539         363         7,299
Office, Mixed-Use Properties and Other
Lenox Building, Atlanta, GA                           0          0      57,778           0           332
Net Lease Properties, Various                     1,515     13,351       4,300           0             0
New Orleans Centre/CNG Tower,
   New Orleans, LA                                    0      3,679      41,231           0         6,223
O'Hare International Center,
   Rosemont, IL                                       0        125      60,287           1         9,017
Riverway, Rosemont, IL                                0      8,739     129,175          16         7,121
Development Projects
Bowie Town Center, Bowie, MD                          0      6,000         570           0         1,648
Indian River Peripheral, Vero
   Beach, FL                                          0        790          57           0             0
Victoria Ward, Honolulu, HI                           0          0       1,400           0           729
Waterford Lakes, Orlando, FL                     30,336          0       1,114       9,662        46,704
Land, Garland, TX                                     0          0           0      12,002             0
Other                                                 0          0         314           0         1,128
Corporate, Indianapolis, IN                           0      2,745         500         280         2,640
                                             ---------- ----------  ----------    --------    ----------
      Subtotal - SPG                         $2,997,076 $2,018,067  $9,003,938    $114,917    $1,583,296
                                             ---------- ----------  ----------    --------    ----------

Corporate, Indianapolis, IN                         110      4,595       2,966                         7
                                             ---------- ----------  ----------    --------    ----------
     Subtotal - SRC                          $      110 $    4,595  $    2,966    $      0    $        7
                                             ---------- ----------  ----------    --------    ----------
                                             ---------- ----------  ----------    --------    ----------
                                             $2,997,186 $2,022,662  $9,006,904    $114,917    $1,583,303
                                             ========== ==========  ==========    ========    ==========

                                                    Gross Amounts At
                                                     Which Carried
                                                   At Close of Period
                                      ------------------------------------------
                                                    Buildings and                  Accumulated        Date of
Name, Location                             Land      Improvements    Total (1)   Depreciation (2)  Construction
--------------------------------------     ----      ------------    ---------   ----------------  ------------
Rockaway Convenience Center
   Rockaway, NJ                               2,900        12,500         15,400            446    1998 (Note 4)
St. Charles Towne Plaza, Waldorf, MD          8,779        19,176         27,955          3,369    1987
Teal Plaza, Lafayette, IN                        99         3,835          3,934            450    1962
Terrace at The Florida Mall, Orlando, FL      5,647         5,151         10,798            710    1996 (Note 4)
Tippecanoe Plaza, Lafayette, IN                 570         5,407          5,977          1,106    1974
University Center, South Bend, IN             2,388         5,553          7,941          4,796    1996 (Note 4)
Wabash Village, West Lafayette, IN                0         1,180          1,180            348    1970
Washington Plaza, Indianapolis, IN              941         1,864          2,805            976    1996 (Note 4)
West Ridge Plaza, Topeka, KS                  1,491         5,234          6,725            895    1988
White Oaks Plaza, Springfield, IL             3,265        14,608         17,873          2,328    1986
Wichita Mall, Wichita, KS                         0         6,281          6,281          2,014    1969
Wood Plaza, Fort Dodge, IA                       45         1,247          1,292            333    1968
Specialty Retail Centers
The Forum Shops at Caesars,
   Las Vegas, NV                                  0       131,996        131,996         21,738    1992
Trolley Square, Salt Lake City, UT            5,262        34,838         40,100          7,138    1986 (Note 3)
Office, Mixed-Use Properties and Other
Lenox Building, Atlanta, GA                       0        58,110         58,110          2,096    1998 (Note 4)
Net Lease Properties, Various                13,351         4,300         17,651              0
New Orleans Centre/CNG Tower,
   New Orleans, LA                            3,679        47,454         51,133          4,249    1996 (Note 4)
O'Hare International Center,
   Rosemont, IL                                 126        69,304         69,430         20,312    1988
Riverway, Rosemont, IL                        8,755       136,296        145,051         39,949    1991
Development Projects
Bowie Town Center, Bowie, MD                  6,000         2,218          8,218              0
Indian River Peripheral, Vero
   Beach, FL                                    790            57            847              0    1996 (Note 4)
Victoria Ward, Honolulu, HI                       0         2,129          2,129              0
Waterford Lakes, Orlando, FL                  9,662        47,818         57,480            137
Land, Garland, TX                            12,002             0         12,002              0
Other                                             0         1,442          1,442              0
Corporate, Indianapolis, IN                   3,025         3,140          6,165          2,294
                                         ----------   -----------    -----------     ----------
      Subtotal - SPG                     $2,132,984   $10,587,234    $12,720,218     $1,070,689
                                         ----------   -----------    -----------     ----------

Corporate, Indianapolis, IN                   4,595         2,973          7,568          1,252
                                         ----------   -----------    -----------     ----------
     Subtotal - SRC                      $    4,595   $     2,973    $     7,568     $    1,252
                                         ----------   -----------    -----------     ----------
                                         ----------   -----------    -----------     ----------
                                         $2,137,579   $10,590,207    $12,727,786     $1,071,941
                                         ==========   ===========    ===========     ==========

         SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.

                 NOTES TO SCHEDULE III AS OF DECEMBER 31, 1999

                            (Dollars in thousands)

(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                   Simon Property Group, Inc.
                                                      ------------------------------------------------
                                                         1999               1998              1997
                                                      -----------        -----------        ----------
Balance, beginning of year                            $11,757,035        $ 6,814,065        $5,273,465
  Acquisitions and Consolidations                         475,166          4,829,704         1,238,909
  Improvements                                            545,840            357,023           312,558
  Disposals                                               (57,823)          (126,454)          (10,867)
  Deconsolidations                                             --           (117,303)               --
                                                      -----------        -----------        ----------
Balance, close of year                                $12,720,218        $11,757,035        $6,814,065
                                                      ===========        ===========        ==========

                                                                   SPG Realty Consultants, Inc.
                                                      ------------------------------------------------
                                                         1999               1998              1997
                                                      -----------        -----------        ----------
Balance, beginning of year                               $ 33,688            $32,146           $31,718
  Acquisitions                                                 --              1,542                --
  Improvements                                                561                 --               428
  Disposals                                               (26,681)                --                --
                                                      -----------        -----------        ----------
Balance, close of year                                   $  7,568            $33,688           $32,146
                                                      ===========        ===========        ==========

  The unaudited aggregate cost for SPG and SRC for federal income tax purposes as of December 31, 1999 were $8,644,003 and $7,568, respectively.

(2)  Reconciliation of Accumulated Depreciation:

  The changes in accumulated depreciation and amortization for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                   Simon Property Group, Inc.
                                                       ---------------------------------------------
                                                          1999              1998              1997
                                                       ----------         --------          --------
Balance, beginning of year                             $  689,853         $448,353          $270,637
  Acquisitions and Consolidations                          32,793           25,839                --
  Depreciation expense                                    355,064          247,832           183,357
  Disposals                                                (7,021)         (32,171)           (5,641)
                                                       ----------         --------          --------
Balance, close of year                                 $1,070,689         $689,853          $448,353
                                                       ==========         ========          ========

                                                                   SPG Realty Consultants, Inc.
                                                       ---------------------------------------------
                                                          1999              1998              1997
                                                       ----------         --------          --------
Balance, beginning of year                               $ 12,360          $10,613           $ 9,724
  Depreciation expense                                        227            1,747               889
  Disposals                                               (11,335)              --                --
                                                       ----------         --------          --------
Balance, close of year                                   $  1,252          $12,360           $10,613
                                                       ==========         ========          ========

     Depreciation of the Companies' investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

     Buildings and Improvements - typically 35 years
     Tenant Inducements - shorter of lease term or useful life

(3)  Initial cost represents net book value at December 20, 1993.

(4) Not developed/constructed by Simon Group or its predecessors. The date of construction represents acquisition date.

                               INDEX TO EXHIBITS

Exhibits                                                                               Page
                                                                                       ----

2.1     Agreement and Plan of Merger among SPG, Sub and DRC, dated as of
         March 26, 1996, as amended (included as Annex I to the Prospectus/Joint
         Proxy Statement filed as part of Form S-4 of Simon Property Group, Inc.
         (Registration No. 333-06933)).
2.2     Amendment and supplement to Offer to Purchase for Cash all Outstanding
         Beneficial Interests in The Retail Property Trust (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the SPG Operating
         Partnership on September 12, 1997).
2.3     Merger Agreement between SDG, LP and SPG, LP (incorporated by reference to Exhibit 2.3 of the 1997 Form 10-K filed by Simon DeBartolo Group,
         Inc.).
2.4     Agreement and Plan of Merger among Simon DeBartolo Group, Inc. and
         Corporate Property Investors and Corporate Realty Consultants, Inc.
         (incorporated by reference to Exhibit 10.1 in the Form 8-K filed by
         Simon DeBartolo Group, Inc. on February 24, 1998).
3.1     Restated Certificate of Incorporation of SPG (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Companies on October 9,
         1998).
3.2     Restated By-laws of SPG (incorporated by reference to Exhibit 3.2 of the
         Form 8-K filed by the Companies on October 9, 1998).
3.3     Restated Certificate of Incorporation of SRC (incorporated by reference to Exhibit 3.3 of the Form 8-K filed by the Companies on October 9,
         1998).
3.4     Restated By-laws of SRC (incorporated by reference to Exhibit 3.4 of the
         Form 8-K filed by the Companies on October 9, 1998).
3.5     Certificate of Powers, Designations, Preferences and Rights of the 7.00%
         Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value
         (Incorporated by reference to Exhibit 3.1 of the Companies' Form 10-Q filed on November 15, 1999).
3.5a    Certificate of Correction Filed to Correct Certain Errors in Certificate
         of Powers, Designations, Preferences and Rights of the 7.00% Series C
         Cumulative Convertible Preferred Stock, $0.0001 Par Value (Incorporated
         by reference to Exhibit 3.1a of the Companies' Form 10-Q filed on
         November 15, 1999).
3.6     Certificate of Powers, Designations, Preferences and Rights of the 8.00%
         Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value
         (Incorporated by reference to Exhibit 3.2 of the Companies' Form 10-Q filed on November 15, 1999).
3.6a    Certificate of Correction Filed to Correct Certain Errors in Certificate
         of Powers, Designations, Preferences and Rights of the 8.00% Series D
         Cumulative Redeemable Preferred Stock, $0.0001 Par Value (Incorporated
         by reference to Exhibit 3.2a of the Companies' Form 10-Q filed on
         November 15, 1999).
3.7     Certificate of Powers, Designations, Preferences and Rights of the 8.00%
         Series E Cumulative Redeemable Preferred Stock, $0.0001 Par Value
         (Incorporated by reference to Exhibit 3.3 of the Companies' Form 10-Q filed on November 15, 1999).
4.1     Indenture, dated as of November 26, 1996, by and among the SPG Operating
         Partnership and The Chase Manhattan Bank, as trustee (incorporated by reference to the form of this document filed as Exhibit 4.1 to the
         Registration Statement on Form S-3 (Reg. No. 333-11491)).
4.2     Supplemental Indenture, dated as of June 22, 1998, by and among the SPG
         Operating Partnership and The Chase Manhattan Bank, as trustee, relating to the Securities (incorporated by reference as Exhibit 4.2 to the Registration Statement of Simon DeBartolo Group, L.P. on Form S-4
         (Reg. No. 333-63645)).
4.3     Issuance Agreement, dated as of September 24, 1998, between SPG and SRC
         (incorporated by reference to Exhibit 4.5 of the Form 8-K filed by the
         Companies on October 9, 1998).
4.4     Trust Agreement, dated as of October 30, 1979 among shareholders of CPI,
         SRC and First Jersey National Bank, as Trustee (incorporated by reference to Exhibit 4.7 of the Form S-4 filed by CPI on August 13,
         1998 (Reg. No. 333-61399)).
4.5     Trust Agreement, dated as of August 26, 1994, among the holders of the
         6.50% First Series Preference Shares of CPI, SRC and Bank of Montreal
         Trust Company, as Trustee (incorporated by reference to Exhibit 4.8 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

9.1       Voting Trust Agreement, Voting Agreement and Proxy between MSA, on the one hand, and Melvin Simon, Herbert Simon and David Simon, on the
           other hand. (Incorporated by reference to exhibit 9.1 of the
           Form 10-K of Simon Property Group, Inc. for the fiscal year ended
           December 31, 1993).
10.1      Third Amended and Restated Credit Agreement dated as of August 25,
           1999 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the SPG Operating Partnership on November 15, 1999).
10.2      Form of SPG Indemnity Agreement between SPG and its directors and officers. (incorporated by reference to Exhibit 10.7 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.3      Registration Rights Agreement (the "Agreement"), dated as of August 9,
           1996, by and among the "Simon Family Members" (as defined in the
           Agreement), SPG, JCP Realty, Inc., Brandywine Realty, Inc., and the
           Estate of Edward J. DeBartolo Sr., Edward J. DeBartolo, Jr., Marie
           Denise DeBartolo York, and the Trusts and other entities listed on
           Schedule 2 of the Agreement, and any of their respective successors-
           in-interest and permitted assigns. (incorporated by reference to
           Exhibit 10.60 of the 1996 Form 10-K filed by Simon DeBartolo Group,
           Inc.)
10.4      SPG Registration Rights Agreement, dated as of September 24, 1998, by and among SPG and the persons named therein. (incorporated by reference to Exhibit 4.4 of the Form 8-K filed by SPG on October 9,
           1998).
10.5 (a)  The SPG Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form S-4 filed by CPI on August
           13, 1998 (Reg. No. 333-61399)).
10.6 (a)  Form of Employment Agreement between Hans C. Mautner and the Companies
           (incorporated by reference to Exhibit 10.63 of the Form S-4 filed by
           CPI on August 13, 1998 (Reg. No. 333-61399)).
10.7 (a)  Form of Employment Agreement between Mark S. Ticotin and the Companies
           (incorporated by reference to Exhibit 10.64 of the Form S-4 filed by
           CPI on August 13, 1998 (Reg. No. 333-61399)).
10.8 (a)  Form of Incentive Stock Option Agreement between the Companies and
           Hans C. Mautner pursuant to the SPG Operating Partnership 1998 Stock
           Incentive Plan (incorporated by reference to Exhibit 10.59 of the
           Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.9 (a)  Form of Incentive Stock Option Agreement between the Companies and
           Mark S. Ticotin pursuant to the SPG Operating Partnership 1998 Stock
           Incentive Plan (incorporated by reference to Exhibit 10.60 of the
           Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.10 (a) Form of Nonqualified Stock Option Agreement between the Companies and
           Hans C. Mautner pursuant to the SPG Operating Partnership 1998 Stock
           Incentive Plan (incorporated by reference to Exhibit 10.61 of the
           Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.11 (a) Form of Nonqualified Stock Option Agreement between the Companies and
           Mark S. Ticotin pursuant to the SPG Operating Partnership 1998 Stock
           Incentive Plan (incorporated by reference to Exhibit 10.62 of the
           Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.12 (a) CPI Executive Severance Policy, as amended and restated effective as of August 11, 1998 (incorporated by reference to Exhibit 10.65 of the
           Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
13.1      Selected Financial Data, Management's Discussion and Analysis of
           Financial Condition and Results of Operations and Financial
           Statements of the Registrants as contained in the Registrants' 1999
           Annual Report
21.1      List of Subsidiaries of the Company.                                           48
23.1      Consent of Arthur Andersen LLP.                                                49
23.2      Consent of Ernst & Young LLP                                                   50
99.1      Report of Ernst & Young LLP on SRC's 1997 audited                              51
          financial statements
99.2      Financial Statements of Mill Creek

     (a) Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.