Form 10-Q
period 2000-03-31
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 2000-05-15
CIK 1063761, 1067173

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2000

                          SIMON PROPERTY GROUP, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                 001-14469                  046268599
 (State of incorporation    (Commission File No.)         (I.R.S. Employer
     or organization)                                   Identification No.)

                             National City Center
                   115 West Washington Street, Suite 15 East
                          Indianapolis, Indiana 46204
                   (Address of principal executive offices)

                                (317) 636-1600
             (Registrant's telephone number, including area code)

                         SPG REALTY CONSULTANTS, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                001-14469-01                13-2838638
 (State of incorporation    (Commission File No.)         (I.R.S. Employer
     or organization)                                   Identification No.)

                             National City Center
                   115 West Washington Street, Suite 15 East
                          Indianapolis, Indiana 46204
                   (Address of principal executive offices)

                                (317) 636-1600
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of May 1, 2000, 170,451,918 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding, and were paired with 1,736,559 shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
Part I--Financial Information Page

Item 1: Financial Statements

  Simon Property Group, Inc. and SPG Realty Consultants, Inc.:

    Combined Condensed Balance Sheets as of March 31, 2000 and December 31,
     1999..................................................................   3

    Combined Condensed Statements of Operations for the three-month periods
     ended March 31, 2000 and 1999.........................................   4

    Combined Condensed Statements of Cash Flows for the three-month periods
     ended March 31, 2000 and 1999.........................................   5

  Simon Property Group, Inc.:

    Consolidated Condensed Balance Sheets as of March 31, 2000 and December
     31, 1999..............................................................   6

    Consolidated Condensed Statements of Operations for the three-month
     periods ended March 31, 2000 and 1999.................................   7

    Consolidated Condensed Statements of Cash Flows for the three-month
     periods ended March 31, 2000 and 1999.................................   8

  SPG Realty Consultants, Inc.:

    Consolidated Condensed Balance Sheets as of March 31, 2000 and December
     31, 1999..............................................................   9

    Consolidated Condensed Statements of Operations for the three-month periods ended March 31, 2000 and 1999.................................  10

    Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999.................................  11

Notes to Unaudited Condensed Financial Statements..........................  12

Item 2: Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................  18

Item 3: Qualitative and Quantitative Disclosure About Market Risk..........  23

Part II--Other Information

Items 1 through 6..........................................................  24

Signature..................................................................  25

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                       COMBINED CONDENSED BALANCE SHEETS

         (Unaudited and dollars in thousands, except per share amounts)

                                                       March 31,    December
                                                         2000       31, 1999
                                                      -----------  -----------
Assets:
  Investment properties, at cost..................... $12,867,903  $12,802,052
  Less--accumulated depreciation.....................   1,184,143    1,098,881
                                                      -----------  -----------
                                                       11,683,760   11,703,171
  Cash and cash equivalents..........................     122,112      157,632
  Tenant receivables and accrued revenue, net........     232,271      289,152
  Notes and advances receivable from Management
   Company and affiliate.............................     152,079      162,082
  Investment in partnerships and joint ventures, at
   equity............................................   1,520,321    1,522,024
  Investment in Management Company and affiliates....      14,232        6,833
  Other investments..................................      43,845       44,902
  Goodwill, net......................................      39,263       39,556
  Deferred costs and other assets, net...............     259,236      262,958
  Minority interest, net.............................      37,293       34,933
                                                      -----------  -----------
                                                      $14,104,412  $14,223,243
                                                      ===========  ===========
Liabilities:
  Mortgages and other indebtedness................... $ 8,845,111  $ 8,768,951
  Accounts payable and accrued expenses..............     435,774      479,783
  Cash distributions and losses in partnerships and
   joint ventures, at equity.........................      35,355       32,995
  Other liabilities..................................     140,242      213,909
                                                      -----------  -----------
      Total liabilities..............................   9,456,482    9,495,638
                                                      -----------  -----------
Commitments and contingencies (Note 10)
Limited partners' interest in the operating
 partnerships........................................     963,065      984,465
Limited partners' preferred interest in the SPG
 operating partnership...............................     149,885      149,885
Preferred stock of subsidiary........................     339,665      339,597
Shareholders' Equity:
  Capital stock of Simon Property Group, Inc.:
    All series of preferred stock....................     541,511      542,838
    Common stock, $.0001 par value, 400,000,000
     shares authorized, 170,762,623 and 170,272,210
     issued and outstanding, respectively............          17           17
    Class B common stock, $.0001 par value,
     12,000,000 shares authorized, 3,200,000 issued
     and outstanding.................................           1            1
    Class C common stock, $.0001 par value, 4,000
     shares authorized, issued and outstanding.......         --           --
  Capital stock of SPG Realty Consultants, Inc.:
    Common stock, $.0001 par value, 7,500,000 shares
     authorized, 1,739,666 and 1,734,762 issued and
     outstanding, respectively.......................         --           --
  Capital in excess of par value.....................   3,308,655    3,298,025
  Accumulated deficit................................    (610,620)    (551,251)
  Unrealized loss on long-term investment............      (6,632)      (5,852)
  Unamortized restricted stock award.................     (29,636)     (22,139)
  Less common stock held in treasury at cost, 310,955
   Paired Shares.....................................      (7,981)      (7,981)
                                                      -----------  -----------
      Total shareholders' equity.....................   3,195,315    3,253,658
                                                      -----------  -----------
                                                      $14,104,412  $14,223,243
                                                      ===========  ===========

        The accompanying notes are an integral part of these statements.

          SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.

                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

         (Unaudited and dollars in thousands, except per share amounts)

                                                         For the Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
Revenue:
  Minimum rent.........................................  $  296,462  $  273,849
  Overage rent.........................................      12,038      13,440
  Tenant reimbursements................................     144,844     137,283
  Other income.........................................      24,507      21,521
                                                         ----------  ----------
    Total revenue......................................     477,851     446,093
                                                         ----------  ----------
Expenses:
  Property operating...................................      76,982      68,504
  Depreciation and amortization........................      98,488      89,760
  Real estate taxes....................................      48,422      46,920
  Repairs and maintenance..............................      19,565      19,912
  Advertising and promotion............................      16,010      14,698
  Provision for credit losses..........................       2,131       1,843
  Other................................................       9,109       7,558
                                                         ----------  ----------
    Total operating expenses...........................     270,707     249,195
                                                         ----------  ----------
Operating income.......................................     207,144     196,898
Interest expense.......................................     158,659     141,122
                                                         ----------  ----------
Income before minority interest........................      48,485      55,776
Minority interest......................................      (2,434)     (1,815)
Gain on sale of asset, net.............................       7,096         --
                                                         ----------  ----------
Income before unconsolidated entities..................      53,147      53,961
Income from unconsolidated entities....................      17,989      13,427
                                                         ----------  ----------
Income before extraordinary items and cumulative effect
 of accounting change..................................      71,136      67,388
Extraordinary items--debt related transactions.........        (440)     (1,774)
Cumulative effect of accounting change (Note 6)........     (12,342)        --
                                                         ----------  ----------
Income before allocation to limited partners...........      58,354      65,614
                                                         ----------  ----------
Less:
  Limited partners' interest in the operating
   partnerships........................................      10,739      12,955
  Preferred distributions of the SPG operating
   partnership.........................................       2,817         --
  Preferred dividends of subsidiary....................       7,334       7,334
                                                         ----------  ----------
Net income.............................................      37,464      45,325
Preferred dividends....................................      (9,221)    (10,371)
                                                         ----------  ----------
Net income available to common shareholders............  $   28,243  $   34,954
                                                         ==========  ==========
Basic earnings per common paired share:
  Income before extraordinary items and cumulative
   effect of accounting change.........................  $     0.21  $     0.21
  Extraordinary items..................................         --          --
  Cumulative effect of accounting change...............       (0.05)        --
                                                         ----------  ----------
    Net income.........................................  $     0.16  $     0.21
                                                         ==========  ==========
Diluted earnings per common paired share:
  Income before extraordinary items and cumulative
   effect of accounting change.........................  $     0.21  $     0.21
  Extraordinary items..................................         --          --
  Cumulative effect of accounting change...............       (0.05)        --
                                                         ----------  ----------
    Net income.........................................  $     0.16  $     0.21
                                                         ==========  ==========

        The accompanying notes are an integral part of these statements.

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                      (Unaudited and dollars in thousands)

                                                             For the Three
                                                             Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
Cash flows from operating activities:
  Net income............................................. $  37,464  $  45,325
  Adjustments to reconcile net income to net cash
   provided by operating activities--
    Depreciation and amortization........................   101,844     92,363
    Extraordinary items..................................       440      1,774
    Gain on sale of asset, net...........................    (7,096)       --
    Cumulative effect of accounting change...............    12,342        --
    Limited partners' interest in Operating Partnerships.    10,739     12,955
    Preferred dividends of Subsidiary....................     7,334      7,334
    Preferred distributions of the SPG Operating
     Partnership.........................................     2,817        --
    Straight-line rent...................................    (4,515)    (4,955)
    Minority interest....................................     2,434      1,815
    Equity in income of unconsolidated entities..........   (17,989)   (13,427)
  Changes in assets and liabilities--
    Tenant receivables and accrued revenue...............    50,371     (4,734)
    Deferred costs and other assets......................     8,192     (3,434)
    Accounts payable, accrued expenses and other
     liabilities.........................................   (93,163)   (59,233)
                                                          ---------  ---------
      Net cash provided by operating activities..........   111,214     75,783
                                                          ---------  ---------
Cash flows from investing activities:
  Acquisitions...........................................       --     (30,300)
  Capital expenditures...................................  (109,858)  (100,952)
  Cash from acquisitions and consolidation of joint
   ventures, net.........................................       --       8,326
  Net proceeds from sale of asset........................    19,217        --
  Investments in unconsolidated entities.................   (71,344)   (19,008)
  Distributions from unconsolidated entities.............    72,837     63,138
  Investments in and advances (to)/from Management
   Company and affiliate.................................    10,002    (11,036)
                                                          ---------  ---------
      Net cash used in investing activities..............   (79,146)   (89,832)
                                                          ---------  ---------
Cash flows from financing activities:
  Proceeds from sales of common stock, net...............       --         747
  Minority interest distributions, net...................    (4,345)    (3,545)
  Preferred dividends of Subsidiary......................    (7,334)    (7,334)
  Preferred distributions of the SPG Operating
   Partnership...........................................    (2,817)       --
  Preferred dividends and distributions to shareholders..   (97,705)   (97,838)
  Distributions to limited partners......................   (33,022)   (32,412)
  Mortgage and other note proceeds, net of transaction
   costs.................................................   693,175    913,529
  Mortgage and other note principal payments.............  (615,540)  (797,194)
                                                          ---------  ---------
      Net cash used in financing activities..............   (67,588)   (24,047)
                                                          ---------  ---------
Decrease in cash and cash equivalents....................   (35,520)   (38,096)
Cash and cash equivalents, beginning of period...........   157,632    129,195
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $ 122,112  $  91,099
                                                          =========  =========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

         (Unaudited and dollars in thousands, except per share amounts)

                                                       March 31,    December
                                                         2000       31, 1999
                                                      -----------  -----------
Assets:
  Investment properties, at cost..................... $12,860,331  $12,794,484
  Less--accumulated depreciation.....................   1,182,869    1,097,629
                                                      -----------  -----------
                                                       11,677,462   11,696,855
  Cash and cash equivalents..........................     117,921      154,924
  Tenant receivables and accrued revenue, net........     229,324      288,506
  Notes and advances receivable from Management
   Company and affiliates............................     152,079      162,082
  Note receivable from the SRC Operating Partnership
   (Interest at 8%, due 2009)........................      14,489        9,848
  Investment in partnerships and joint ventures, at
   equity............................................   1,511,539    1,512,671
  Investment in Management Company and affiliate.....      14,232        6,833
  Other investment...................................      40,845       41,902
  Goodwill, net......................................      39,263       39,556
  Deferred costs and other assets, net...............     241,018      250,210
  Minority interest, net.............................      38,291       35,931
                                                      -----------  -----------
                                                      $14,076,463  $14,199,318
                                                      ===========  ===========
Liabilities:
  Mortgages and other indebtedness................... $ 8,845,110  $ 8,768,841
  Accounts payable and accrued expenses..............     430,080      478,633
  Cash distributions and losses in partnerships and
   joint ventures, at equity.........................      35,355       32,995
  Other liabilities..................................     139,395      213,506
                                                      -----------  -----------
    Total liabilities................................   9,449,940    9,493,975
                                                      -----------  -----------
Commitments and contingencies (Note 10)
Limited partners' interest in the SPG operating
 partnership.........................................     957,164      978,316
Limited partners' preferred interest in the SPG
 operating partnership...............................     149,885      149,885
Preferred stock of subsidiary........................     339,665      339,597
Shareholders' equity:
  All series of preferred stock......................     541,511      542,838
  Common stock, $.0001 par value, 400,000,000 shares
   authorized, 170,762,623 and 170,272,210 issued and
   outstanding, respectively.........................          17           17
  Class B common stock, $.0001 par value, 12,000,000
   shares authorized, 3,200,000 issued and
   outstanding.......................................           1            1
  Class C common stock, $.0001 par value, 4,000
   shares authorized, issued and outstanding.........         --           --
  Capital in excess of par value.....................   3,294,154    3,283,566
  Accumulated deficit................................    (611,653)    (552,933)
  Unrealized loss on long-term investment............      (6,632)      (5,852)
  Unamortized restricted stock award.................     (29,636)     (22,139)
  Less common stock held in treasury at cost, 310,955
   shares............................................      (7,953)      (7,953)
                                                      -----------  -----------
    Total shareholders' equity.......................   3,179,809    3,237,545
                                                      -----------  -----------
                                                      $14,076,463  $14,199,318
                                                      ===========  ===========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

         (Unaudited and dollars in thousands, except per share amounts)

                                                              For the Three
                                                              Months Ended
                                                                March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Revenue:
  Minimum rent............................................. $296,478  $273,399
  Overage rent.............................................   12,038    13,440
  Tenant reimbursements....................................  144,844   137,257
  Other income.............................................   22,832    21,256
                                                            --------  --------
    Total revenue..........................................  476,192   445,352
                                                            --------  --------
Expenses:
  Property operating.......................................   75,232    68,334
  Depreciation and amortization............................   98,465    89,479
  Real estate taxes........................................   48,385    46,785
  Repairs and maintenance..................................   19,565    19,926
  Advertising and promotion................................   16,064    14,698
  Provision for credit losses..............................    2,131     1,830
  Other....................................................    7,625     7,682
                                                            --------  --------
    Total operating expenses...............................  267,467   248,734
                                                            --------  --------
Operating income...........................................  208,725   196,618
Interest expense...........................................  158,684   138,570
                                                            --------  --------
Income before minority interest............................   50,041    58,048
Minority interest..........................................   (2,434)   (1,815)
Gain on sale of asset, net.................................    7,096       --
                                                            --------  --------
Income before unconsolidated entities......................   54,703    56,233
Income from unconsolidated entities........................   17,330    12,317
                                                            --------  --------
Income before extraordinary items and cumulative effect of
 accounting change.........................................   72,033    68,550
Extraordinary items--debt related transactions.............     (440)   (1,774)
Cumulative effect of accounting change (Note 6)............  (12,342)      --
                                                            --------  --------
Income before allocation to limited partners...............   59,251    66,776
Less:
  Limited partners' interest in the SPG operating
   partnership.............................................   10,987    13,282
  Preferred distributions of the SPG operating partnership.    2,817       --
  Preferred dividends of subsidiary........................    7,334     7,334
                                                            --------  --------
Net income.................................................   38,113    46,160
Preferred dividends........................................   (9,221)  (10,371)
                                                            --------  --------
Net income available to common shareholders................ $ 28,892  $ 35,789
                                                            ========  ========
Basic earnings per common share:
  Income before extraordinary items and cumulative effect
   of accounting change.................................... $   0.22  $   0.22
  Extraordinary items......................................      --      (0.01)
  Cumulative effect of accounting change...................    (0.05)      --
                                                            --------  --------
    Net income............................................. $   0.17  $   0.21
                                                            ========  ========
Diluted earnings per common share:
  Income before extraordinary items and cumulative effect
   of accounting change.................................... $   0.22  $   0.22
  Extraordinary items......................................      --      (0.01)
  Cumulative effect of accounting change...................    (0.05)      --
                                                            --------  --------
    Net income............................................. $   0.17  $   0.21
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                      (Unaudited and dollars in thousands)

                                                                For the
                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
Cash flows from operating activities:
  Net income............................................. $  38,113  $  46,160
  Adjustments to reconcile net income to net cash
   provided by operating
   activities--
    Depreciation and amortization........................   101,822     92,082
    Extraordinary items..................................       440      1,774
    Gain on sale of asset, net...........................    (7,096)       --
    Cumulative effect of accounting change...............    12,342        --
    Limited partners' interest in the SPG Operating
     Partnership.........................................    10,987     13,282
    Preferred dividends of Subsidiary....................     7,334      7,334
    Preferred distributions of the SPG Operating
     Partnership.........................................     2,817        --
    Straight-line rent...................................    (4,515)    (4,927)
    Minority interest....................................     2,434      1,815
    Equity in income of unconsolidated entities..........   (17,330)   (12,317)
  Changes in assets and liabilities--
    Tenant receivables and accrued revenue...............    52,672     (4,476)
    Deferred costs and other assets......................     8,217     (3,659)
    Accounts payable, accrued expenses and other
     liabilities.........................................   (98,884)   (60,140)
                                                          ---------  ---------
      Net cash provided by operating activities..........   109,353     76,928
                                                          ---------  ---------
Cash flows from investing activities:
  Acquisitions...........................................       --     (30,300)
  Capital expenditures...................................  (103,719)  (100,289)
  Cash from acquisitions and consolidation of joint
   ventures, net.........................................       --       8,326
  Net proceeds from sale of asset........................    19,217        --
  Investments in unconsolidated entities.................   (71,344)   (19,008)
  Distributions from unconsolidated entities.............    71,607     63,095
  Note payment from the SRC Operating Partnership........       --      10,000
  Loan to the SRC Operating Partnership..................    (4,641)       --
  Investments in and advances (to)/from Management
   Company and affiliate.................................    10,002    (11,036)
                                                          ---------  ---------
      Net cash used in investing activities..............   (78,878)   (79,212)
                                                          ---------  ---------
Cash flows from financing activities:
  Proceeds from sales of common, net.....................       --         170
  Minority interest distributions, net...................    (4,345)    (3,545)
  Preferred dividends of Subsidiary......................    (7,334)    (7,334)
  Preferred distributions of the SPG Operating
   Partnership...........................................    (2,817)       --
  Preferred dividends and distributions to shareholders..   (97,705)   (97,838)
  Distributions to limited partners......................   (33,022)   (32,412)
  Mortgage and other note proceeds, net of transaction
   costs.................................................   693,175    913,529
  Mortgage and other note principal payments.............  (615,430)  (808,982)
                                                          ---------  ---------
      Net cash used in financing activities..............   (67,478)   (36,412)
                                                          ---------  ---------
Increase in cash and cash equivalents....................   (37,003)   (38,696)
Cash and cash equivalents, beginning of period...........   154,924    127,626
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $ 117,921  $  88,930
                                                          =========  =========

        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

         (Unaudited and dollars in thousands, except per share amounts)

                                                          March    December 31,
                                                         31, 2000      1999
                                                         --------  ------------
Assets:
  Investment properties, at cost........................ $  7,572    $  7,568
  Less--accumulated depreciation........................    1,274       1,252
                                                         --------    --------
                                                            6,298       6,316
  Cash and cash equivalents.............................    4,191       2,708
  Accounts receivable...................................    2,947         646
  Investments in joint ventures, at equity..............    8,782       9,353
  Investments in technology initiatives.................   21,137      15,708
  Other assets..........................................      339         298
                                                         --------    --------
                                                         $ 43,694    $ 35,029
                                                         ========    ========
Liabilities:
  Mortgages and other indebtedness...................... $      1    $    110
  Note payable to the SPG Operating Partnership
   (Interest at 8%, due 2009)...........................   14,489       9,848
  Accounts payable and accrued expenses.................    6,799       1,811
  Minority interest.....................................      998         998
                                                         --------    --------
    Total liabilities...................................   22,287      12,767
                                                         --------    --------
Commitments and contingencies (Note 10)
Limited partners' interest in the SRC Operating
 Partnership............................................    5,901       6,149
Shareholders' Equity:
  Common stock, $.0001 par value, 7,500,000 shares
   authorized, 1,739,666 and 1,734,762 issued and
   outstanding, respectively............................      --          --
  Capital in excess of par value........................   29,607      29,565
  Accumulated deficit...................................  (14,073)    (13,424)
  Less common stock held in treasury at cost, 3,110
   shares...............................................      (28)        (28)
                                                         --------    --------
    Total shareholders' equity..........................   15,506      16,113
                                                         --------    --------
                                                         $ 43,694    $ 35,029
                                                         ========    ========


        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

         (Unaudited and dollars in thousands, except per share amounts)

                                                        For the Three Months
                                                           Ended March 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
Revenue:
  Rental income........................................ $      106  $    1,138
  Tenant reimbursements................................        --          171
  Marketing and fee income.............................      1,788         --
  Other income.........................................         26         265
                                                        ----------  ----------
    Total revenue......................................      1,920       1,574
                                                        ----------  ----------
Expenses:
  Property operating...................................        --          439
  Technology initiatives startup costs.................        861         --
  Depreciation and amortization........................         23         281
  General and administrative expenses..................      2,322         574
                                                        ----------  ----------
    Total operating expenses...........................      3,206       1,294
                                                        ----------  ----------
  Operating income (loss)..............................     (1,286)        280
  Interest expense.....................................        270       2,552
                                                        ----------  ----------
  Loss before unconsolidated entities..................     (1,556)     (2,272)
  Income from unconsolidated entities..................        659       1,110
                                                        ----------  ----------
  Loss before allocation to limited partners...........       (897)     (1,162)
  Less--limited partners' interest in the SRC operating
   partnership.........................................       (248)       (327)
                                                        ----------  ----------
  Net loss............................................. $     (649) $     (835)
                                                        ==========  ==========
  Basic and diluted net loss per common share.......... $    (0.37) $    (0.49)
                                                        ==========  ==========
  Basic and diluted weighted average shares outstand-
   ing.................................................  1,732,230   1,689,866
                                                        ==========  ==========


        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                      (Unaudited and dollars in thousands)

                                                               For the Three
                                                                Months Ended
                                                                 March 31,
                                                              -----------------
                                                               2000      1999
                                                              -------  --------
Cash flows from operating activities:
  Net loss................................................... $  (649) $   (835)
  Adjustments to reconcile net loss to net cash provided by
   operating activities--
    Depreciation and amortization............................      23       281
    Limited partners' interest in SRC Operating Partnership..    (248)     (327)
    Straight-line rent.......................................     --        (28)
    Equity in income of unconsolidated entities..............    (659)   (1,110)
  Changes in assets and liabilities--
    Accounts receivable and other assets.....................  (2,325)      226
    Accounts payable and accrued expenses....................   5,720       648
                                                              -------  --------
      Net cash provided by (used in) operating activities....   1,862    (1,145)
                                                              -------  --------
Cash flows from investing activities:
  Investment in technology initiatives and other capital
   expenditure...............................................  (6,140)     (663)
  Note payment from the SPG Operating Partnership............     --     11,923
  Distributions from unconsolidated entities.................   1,230        43
                                                              -------  --------
      Net cash provided by (used in) investing activities....  (4,910)   11,303
                                                              -------  --------
Cash flows from financing activities:
  Proceeds from sales of common stock........................     --        577
  Loan from the SPG Operating Partnership....................   4,641       --
  Mortgage and other note principal payments.................    (110)  (10,135)
                                                              -------  --------
      Net cash provided by (used in) financing activities....   4,531    (9,558)
                                                              -------  --------
Change in cash and cash equivalents..........................   1,483       600
Cash and cash equivalents, beginning of period...............   2,708     1,569
                                                              -------  --------
Cash and cash equivalents, end of period..................... $ 4,191  $  2,169
                                                              =======  ========

        The accompanying notes are an integral part of these statements.

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.

               Notes to Unaudited Condensed Financial Statements

   (Dollars in thousands, except per share amounts and where indicated as in billions)

Note 1--Organization

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

   Simon Property Group, L.P. (the "SPG Operating Partnership") is the primary subsidiary of SPG. Units of ownership interest ("Units") in the SPG Operating Partnership are paired ("Paired Units") with a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC. At March 31, 2000 and December 31, 1999, the Companies' direct and indirect ownership interests in the Operating Partnerships were 72.4%. The Companies together with the Operating Partnerships are hereafter referred to as "Simon Group".

   SPG, primarily through the SPG Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of March 31, 2000, SPG and the SPG Operating Partnership owned or held an interest in 257 income-producing properties, which consisted of 167 regional malls, 77 community shopping centers, four specialty retail centers, five office and mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties") and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned an interest in two properties under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio Properties". The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company").

   SRC, primarily through the SRC Operating Partnership, engages primarily in activities that capitalize on the resources, customer base and operating activities of SPG, which could not be engaged in by SPG without potentially impacting its status as a REIT. These activities include a program launched in 1999 designed to take advantage of new retail opportunities of the digital age. Elements of the program include incubating concepts that leverage the physical and virtual worlds through a venture creation subsidiary called clixnmortar.com. The SRC Operating Partnership's investment in this program was approximately $18,100 and $12,700, as of March 31, 2000 and December 31, 1999, respectively, which is included in investments in technology initiatives in SRC's balance sheets. To date, the majority of such investment is made up of internally developed software costs. Minority interest on the SRC balance sheets represents an 8.5% outside ownership interest in clixnmortar.com. In addition, on January 1, 2000, SRC formed Simon Brand Ventures, LLC, to continue and expand upon certain mall marketing initiatives established by Simon Group to take advantage of Simon Group's size and tenant relationships, primarily through strategic corporate alliances. SRC also has noncontrolling interests in two joint ventures which each own land held for sale, which are located adjacent to Properties.

Note 2--Basis of Presentation

   The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended March 31, 2000 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the Companies' combined annual report on Form 10-K for the year ended December 31, 1999 and should be read in conjunction therewith.

   The accompanying combined financial statements include SPG and SRC and their subsidiaries. The accompanying consolidated financial statements for SPG and SRC include SPG and its subsidiaries and SRC and its subsidiaries, respectively. All significant intercompany amounts have been eliminated.

   Net operating results of the Operating Partnerships are allocated to the Companies based first on the Companies' preferred unit preference, if applicable, and then on their remaining ownership interests in the Operating Partnerships during the period. The Companies' remaining weighted average ownership interests in the Operating Partnerships for the three-month periods ended March 31, 2000 and March 31, 1999 were 72.4% and 71.8%, respectively.

Note 3--Reclassifications

   Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2000 presentation. These reclassifications have no impact on the net operating results previously reported.

Note 4--Per Share Data

   Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. The weighted average number of shares used in the computation for the three-month periods ended March 31, 2000 and 1999 was 173,222,954 and 168,986,602, respectively. The diluted weighted average number of shares used in the computation for the three-month periods ended March 31, 2000 and 1999 was 173,268,218 and 169,168,474,
respectively.

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

Note 5--Cash Flow Information

   Cash paid for interest, net of amounts capitalized, during the three months ended March 31, 2000 was $154,729 as compared to $125,245 for the same period in 1999. Accrued and unpaid distributions were $876 at December 31, 1999. There were no accrued and unpaid distributions outstanding at March 31, 2000. See Note 9 for information about non-cash transactions during the three months ended March 31, 2000.

Note 6--Cumulative Effect of Accounting Change

   On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceeds their sales threshold. Simon Group previously recognized overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. Simon Group adopted SAB 101 effective January 1, 2000 and recorded a loss from the cumulative effect of an accounting change of $12,342, which includes Simon Group's $1,765 share from unconsolidated entities, in the first quarter of 2000. In addition, SAB 101 will impact the timing in which overage rent is recognized throughout each year, but will not have a material impact on the total overage rent recognized in each full year. Simon Group estimates the pro forma negative impact of adopting SAB 101 on combined net income for the three months ended March 31, 2000 to be approximately $5,000. The negative impact on earnings per share was approximately $0.02.

Note 7--Investment in Unconsolidated Entities

   Summary financial information of Simon Group's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of Simon Group's investment in and share of income from such partnerships and joint ventures follow:

                                                        March 31,  December 31,
                                                           2000        1999
                                                        ---------- ------------
BALANCE SHEETS
Assets:
  Investment properties at cost, net................... $6,440,967  $6,487,200
  Other assets.........................................    499,738     493,551
                                                        ----------  ----------
    Total assets....................................... $6,940,705  $6,980,751
                                                        ==========  ==========
Liabilities and Partners' Equity:
  Mortgages and other notes payable.................... $4,465,282  $4,484,598
  Accounts payable, accrued expenses and other
   liabilities.........................................    271,568     291,457
                                                        ----------  ----------
    Total liabilities..................................  4,736,850   4,776,055
Partners' equity.......................................  2,203,855   2,204,696
                                                        ----------  ----------
    Total liabilities and partners' equity............. $6,940,705  $6,980,751
                                                        ==========  ==========
Simon Group's Share of:
  Total assets......................................... $2,827,344  $2,843,025
                                                        ==========  ==========
  Simon Group's net Investment in Joint Ventures....... $1,484,966  $1,489,029
                                                        ==========  ==========

                                                         For the Three Months
                                                            Ended March 31,
                                                        -----------------------
                                                           2000        1999
                                                        ---------- ------------
STATEMENTS OF OPERATIONS
Total Revenue.......................................... $  288,263  $  199,302
Operating expenses and other...........................    109,111      71,284
Depreciation and amortization..........................     55,650      34,730
                                                        ----------  ----------
Operating Income.......................................    123,502      93,288
Interest Expense.......................................     84,452      47,288
                                                        ----------  ----------
Net Income............................................. $   39,050  $   46,000
                                                        ==========  ==========
Simon Group's Share of Income from Unconsolidated
 Entities.............................................. $   10,261  $   12,241
                                                        ==========  ==========

   As of March 31, 2000 and December 31, 1999, the unamortized excess of Simon Group's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures was $570,494 and $592,457, respectively, which is amortized over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month periods ended March 31, 2000 and 1999 was $5,273 and $6,057, respectively.

   Simon Group's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $7,728 and $1,186 for the three-month periods ended March 31, 2000 and 1999, respectively.

Note 8--Debt

   At March 31, 2000, Simon Group had combined consolidated debt of $8,845,111, of which $6,135,618 was fixed-rate debt and $2,709,493 was variable-rate debt. Simon Group's pro rata share of indebtedness of the unconsolidated joint venture Properties as of March 31, 2000 was $1,874,281. As of March 31, 2000, Simon Group had interest-rate protection agreements related to $439,000 of its combined consolidated variable-rate debt. The agreements are generally in effect until the related variable-rate debt matures. Simon Group's hedging activity did not materially impact interest expense in the comparative periods.

   On March 24, 2000, Simon Group refinanced $450,000 of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points. The new facility matures March 2001 and also bears interest at LIBOR plus 65 basis points.

Note 9--Shareholders' Equity

   The following table summarizes the changes in the Companies' shareholders' equity since December 31, 1999.

                                                                                                     Common
                            SPG      SPG    SRC    Unrealized   Capital in              Unamortized  Stock        Total
                         Preferred  Common Common    Loss on    Excess of   Accumulated Restricted  Held in   Shareholders'
                           Stock    Stock  Stock  Investment(1) Par Value     Deficit   Stock Award Treasury     Equity
                         ---------  ------ ------ ------------- ----------  ----------- ----------- --------  -------------
Balance at December 31,
 1999..................  $542,838    $18    $--      $(5,852)   $3,298,025   $(551,251)  $(22,139)  $(7,981)   $3,253,658
Conversion of 14,274
 shares of Series B
 Preferred Stock into
 36,913 Paired
 Shares(2).............    (1,327)   --                              1,327                                            --
Stock incentive program
 (453,500 Paired
 Shares, net of
 forfeitures)..........                                             10,521                (10,521)                    --
Amortization of stock
 incentive.............                                                                     3,024                   3,024
Adjustment to the
 limited partners'
 interests in the
 Operating
 Partnerships..........                                             (1,218)                                        (1,218)
Distributions..........                                                        (96,833)                           (96,833)
                         --------    ---    ----     -------    ----------   ---------   --------   -------    ----------
   Subtotal............   541,511     18     --       (5,852)    3,308,655    (648,084)   (29,636)   (7,981)    3,158,631
Comprehensive Income:
 Unrealized loss on
  investment(1)........                                 (780)                                                        (780)
 Net income............                                                         37,464                             37,464
                         --------    ---    ----     -------    ----------   ---------   --------   -------    ----------
   Total Comprehensive
    Income.............       --     --      --         (780)          --       37,464        --        --         36,684
                         --------    ---    ----     -------    ----------   ---------   --------   -------    ----------
Balance at March 31,
 2000..................  $541,511    $18    $--      $(6,632)   $3,308,655   $(610,620)  $(29,636)  $(7,981)   $3,195,315
                         ========    ===    ====     =======    ==========   =========   ========   =======    ==========

-------
(1) Amounts consist of the Companies' pro rata share of the unrealized loss resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT. The investment in Chelsea is being reflected in the accompanying combined balance sheets in other investments.
(2) On March 1, 2000, 14,274 shares of SPG's Series B Convertible Preferred stock were converted into 36,913 Paired Shares. At March 31, 2000, 4,830,057 shares of Series B Convertible Preferred stock remained outstanding.

 The Simon Property Group 1998 Stock Incentive Plan

   At the time of the CPI Merger, Simon Group adopted The Simon Property Group 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. During 2000, 457,625 Paired Shares of restricted stock were awarded to executives related to 1999 performance. As of March 31, 2000, 2,278,586 Paired Shares of restricted stock, net of forfeitures, were deemed earned and awarded under the 1998 Plan. Approximately $3,024 and $2,713 relating to these programs were amortized in the three-month periods ended March 31, 2000 and 1999, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of Simon Group over the vesting period.

Note 10--Commitments and Contingencies

 Litigation

   Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. ("Triple Five") commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and Simon Group. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the SPG Operating Partnership and related entities (the "Teachers Sale"); and (ii) a financing transaction involving a loan in the amount of $312,000 obtained from The Chase Manhattan Bank ("Chase") that is secured by a mortgage placed on Mall of America's assets (the "Chase Mortgage").

   The complaint, which contains twelve counts, seeks remedies of damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, Simon Group is specifically identified as a defendant in connection with the Teachers Sale.

   The SPG Operating Partnership has agreed to indemnify Chase and other nonparties to the litigation that are related to the offering of certificates secured by the Chase Mortgage against, among other things, (i) any and all litigation expenses arising as a result of litigation or threatened litigation brought by Triple Five, or any of its owners or affiliates, against any person regarding the Chase Mortgage, the Teachers Sale, any securitization of the Chase Mortgage or any transaction related to the foregoing and (ii) any and all damages, awards, penalties or expenses payable to or on behalf of Triple Five (or payable to a third party as a result of such party's obligation to pay Triple Five) arising out of such litigation. These indemnity obligations do not extend to liabilities covered by title insurance.

   Simon Group believes that the Triple Five litigation is without merit and intends to defend the action vigorously. To that end, all defendants have removed the action to federal court and have served a motion, which is pending, to dismiss Triple Five's complaint in its entirety on the grounds that the complaint fails to state a claim. Simon Group believes that neither the Triple Five litigation nor any potential payments under the indemnity, if any, will have a material adverse effect on Simon Group. Given the early stage of the litigation it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any.

   Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation ("DRC") Stock Incentive Plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgement order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs' cross motion for summary judgement, remanding the matter to the Common Pleas Court for the determination of plaintiffs' damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme court did not grant the petition for review. The case has been remanded to the Court of Common Pleas of Mahoning County, Ohio, to conduct discovery relevant to each Plaintiff's damages and the counterclaims asserted by Simon Group. As a result of the appellate court's decision, Simon Group recorded a $12,000 loss in the third quarter of 1999 related to this litigation as an unusual item.

   Roel Vento et al v. Tom Taylor et al. An affiliate of Simon Group is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. Simon Group appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,364 plus interest. Simon Group filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court has not yet determined whether it will take the matter up on appeal. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on Simon Group.

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

Note 11--Related Party Transactions

   Until April 15, 1999, when the Three Dag Hammarskjold building was sold, the SRC Operating Partnership received a substantial amount of its rental income from the SPG Operating Partnership for office space under lease.

Note 12--New Accounting Pronouncements

   On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   SFAS 133 will be effective for Simon Group beginning with the 2001 fiscal year and may not be applied retroactively. Management is currently evaluating the impact of SFAS 133, which it believes could increase volatility in earnings and other comprehensive income.

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

Overview

   The following Property acquisitions and openings (the "Property Transactions") impacted Simon Group's consolidated results of operations in the comparative periods. On January 29, 1999, Simon Group acquired the remaining 15% ownership interests in Lakeline Mall and Lakeline Plaza for approximately $21.8 million. On March 1, 1999, Simon Group acquired the remaining 50% ownership interest in Century III Mall for approximately $57.0 million. On June 28, 1999, Simon Group purchased the remaining 50% interest in Haywood Mall for approximately $68.8 million. On October 27, 1999, Simon Group acquired Arsenal Mall for approximately $66.3 million. In November 1999, Simon Group opened The Shops at North East Mall and Waterford Lakes Town Center.

Cumulative Effect of Accounting Change

   On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceeds their sales threshold. Simon Group previously recognized overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. Simon Group adopted SAB 101 effective January 1, 2000 and recorded a loss from the cumulative effect of an accounting change of $12.3 million in the first quarter of 2000. In addition, SAB 101 will impact the timing in which overage rent is recognized throughout each year, but will not have a material impact on the total overage rent recognized in each full year.

Results of Operations

 Three Months ended March 31, 2000 vs. Three Months Ended March 31, 1999

   Operating income increased $10.2 million or 5.2% for the three months ended March 31, 2000, as compared to the same period in 1999. This increase is primarily the result of the Property Transactions ($4.2 million) and an approximately $2.9 million increase in consolidated revenues realized from marketing initiatives throughout the Portfolio, including the revenues of Simon Group's wholly-owned strategic marketing subsidiary, Simon Brand Ventures, LLC ("SBV"). Excluding these transactions, operating income increased approximately $3.1 million, primarily resulting from a $13.2 million increase in minimum rents, partially offset by a $5.3 million increase in depreciation and amortization and a $3.2 million decrease in gains from sales of real property. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $2.2 million increase in rents from tenants operating under license agreements. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities. In addition, as described above,

Simon Group adopted SAB 101 effective January 1, 2000, which changed the timing in which overage rents were recognized throughout the year. The negative impact to combined consolidated overage rents in 2000 as compared to 1999 was estimated to be approximately $4.4 million.

   Interest expense increased $17.5 million, or 12.4% for the three months ended March 31, 2000, as compared to the same period in 1999. This increase is primarily a result of overall increases in interest rates during the comparative periods of approximately $5 million, the Property Transactions ($3.4 million) and incremental interest on borrowings under the Credit Facility to complete the 1999 acquisition of ownership interests in 14 regional malls from New England Development Company (the "NED Acquisition") ($3.0 million) and acquire an ownership interest in Mall of America ($0.9 million).

   The $7.1 million net gain on the sale of an asset in 2000 results from the sale of Simon Group's interest in Lakeland Square Mall for $45.0 million.

   Income from unconsolidated entities increased from $13.4 million in 1999 to $18.0 million in 2000, resulting from a $6.5 million increase in income from the Management Company, partially offset by a $2.0 million decrease in income from unconsolidated partnerships and joint ventures. The increase in Management Company income is primarily the result of an increase in management fees ($3.0 million) and a decrease in the income tax provision ($2.8 million), which was primarily the result of a tax refund recognized in 2000 ($2.0 million).

   The $0.4 million and $1.8 million extraordinary losses in 2000 and 1999, respectively, are the net results from refinancings and early extinguishments of debt.

   During the first quarter of 2000, Simon Group recorded a $12.3 million expense resulting from the cumulative effect of an accounting change as described above.

   Income before allocation to limited partners was $58.4 million for the three months ended March 31, 2000, which reflects a decrease of $7.3 million over the same period in 1999, primarily for the reasons discussed above. Income before allocation to limited partners was allocated to the Companies based on SPG's direct ownership of Ocean County Mall and certain net lease assets, and the Companies' preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period.

   Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units issued in connection with the NED Acquisition. Preferred dividends of subsidiary represent distributions on preferred stock of SPG Properties, Inc., a 99.999% owned subsidiary of SPG.

Liquidity and Capital Resources

   As of March 31, 2000, Simon Group's balance of unrestricted cash and cash equivalents was $122.1 million, including $34.3 million related to Simon Group's gift certificate program, which management does not consider available for general working capital purposes. Simon Group has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had available credit of $436 million at March 31, 2000. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at Simon Group's option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.

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

 Financing and Debt

   At March 31, 2000, Simon Group had combined consolidated debt of $8,845 million, of which $6,136 million is fixed-rate debt bearing interest at a weighted average rate of 7.27% and $2,709 million is variable-rate debt bearing interest at a weighted average rate of 6.92%. As of March 31, 2000, Simon Group had interest rate protection agreements related to $439 million of combined consolidated variable-rate debt. Simon Group's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the three months ended March 31, 2000 or 1999.

   Simon Group's share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness, over the next five years is $6,117 million, with $4,431 million thereafter. Simon Group's combined ratio of consolidated debt-to-market capitalization was 57.8% and 58.1% at March 31, 2000 and December 31, 1999, respectively.

   On March 24, 2000, Simon Group refinanced $450 million of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points. The new facility matures March 2001 and also bears interest at LIBOR plus 65 basis points.

 Acquisitions

   Management continues to review and evaluate a limited number of individual property and portfolio acquisition opportunities. Management believes, however, that due to the rapid consolidation of the regional mall business, coupled with the current status of the capital markets, that acquisition activity in the near term will be a less significant component of the Company's growth strategy. Management believes that funds on hand and amounts available under the Credit Facility provide the means to finance certain acquisitions. No assurance can be given that Simon Group will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

 Dispositions

   During the first quarter of 2000, Simon Group sold its interests in one regional mall for $45.0 million, including the buyer's assumption of $26.0 million of mortgage debt, resulting in a net gain of $7.1 million. The net proceeds of approximately $19.2 million, were used primarily to reduce the outstanding borrowings on the Credit Facility. Also, on April 30, 2000, Simon Group sold an office building for approximately $71 million. The net proceeds of approximately $70.4 million were used for general working capital purposes.

   In addition to the Property sales described above, as a continuing part of Simon Group's long-term strategic plan, management continues to pursue the sale of its remaining non-retail holdings and a number of retail assets that are no longer aligned with Simon Group's strategic criteria, including four community centers currently under contract for sale. Management expects the sale prices of its non-core assets, if sold, will not differ materially from the carrying value of the related assets.

 Development Activity

   New Developments. Development activities are an ongoing part of Simon Group's business. Simon Group currently has two Properties under construction, which are scheduled to open in 2000. Simon Group invested approximately $27 million on new developments during the first quarter of 2000 and expects to invest a total of approximately $130 million on new developments in 2000.

   Strategic Expansions and Renovations. A key objective of Simon Group is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. Simon Group has a number of renovation and/or expansion projects currently under construction, or in preconstruction development. Simon Group invested approximately $44 million on renovations and expansions during the first quarter of 2000 and expects to invest a total of approximately $270 million on renovations and expansions in 2000.

   Technology Initiatives. Simon Group is involved in a number of activities designed to take advantage of new retail opportunities of the digital age. Elements of the strategy include digitizing the existing assets of the Properties by implementing internet web sites for each of the Properties, creating products that leverage the digitalization of consumers and mall merchants through an enhanced broadband network called merchantwired and incubating concepts that leverage the physical and virtual worlds through a subsidiary venture creation subsidiary called clixnmortar.com. In addition, Simon Group recently announced it is joining with leading real estate companies across a broad range of property sectors to form a real estate technology company, which will be designed to form, incubate and sponsor real estate-related Internet, e-commerce and broadband enterprises; acquire interests in existing "best of breed" companies; and act as a consolidator of real estate technology across property sectors. These new activities may generate losses in the first two to three years, while programs are being developed and customer bases are being established. Simon Group is obligated to funding commitments of approximately $45 million related to these programs over the next two years.

   Distributions. The Companies declared a distribution of $0.505 per Paired Share in the first quarter of 2000. The current annual distribution rate is $2.02 per Paired Share. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred distributions of $32.765 per share of SPG's Series A preferred stock and $1.625 per share of SPG's Series B preferred stock were paid during the first quarter of 2000.

Investing and Financing Activities

   Cash used in investing activities of $79 million for the three months ended March 31, 2000 includes capital expenditures of $110 million and investments in unconsolidated joint ventures of $71 million, which includes $45 million related to a financing transaction with the remainder consisting primarily of development funding. These cash uses are partially offset by distributions from unconsolidated entities of $73 million; net proceeds of $19 million from the sale of Simon Group's interest in Lakeland Square Mall; and a $10 million repayment of advances to the Management Company. Distributions from unconsolidated entities includes approximately $49 million related to a financing transaction, with the remainder resulting primarily from operating activities.

   Cash used in financing activities for the three months ended March 31, 2000 was $68 million and includes net distributions of $145 million, partially offset by net borrowings of $77 million.

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

   Total EBITDA for the Properties increased from $414.7 million for the three months ended March 31, 1999 to $484.8 million for the same period in 2000, representing a 16.9% increase. This increase is primarily attributable to the NED Acquisition ($35.8 million) and the other Properties opened or acquired during 1999 ($22.0 million), partially offset by the impact of adopting SAB 101 in accounting for overage rents ($5.0 million) and a decrease from Properties sold in the comparative periods ($1.9 million). Excluding these items, EBITDA increased $19.2 million, or 4.6%, resulting primarily from aggressive leasing of new and existing space and increased SBV revenues. During this period operating profit margin decreased from 64.3% to 63.3%, which is partially due to the adoption of SAB 101.

FFO-Funds from Operations

   FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO, as defined by NAREIT, means consolidated net income without giving effect to real estate related depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, or the cumulative effects of changes in accounting principles, plus the allocable portion, based on economic ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Effective January 1, 2000, Simon Group adopted NAREIT's clarification in the definition of FFO, which required the inclusion of the effects of nonrecurring items not classified as extraordinary or resulting from the sales of depreciable real estate or the cumulative effects of accounting changes. Simon Group's method of calculating FFO may be different from the methods used by other REITs. FFO:
(i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance; and (iii) is not an alternative to cash flows as a measure of liquidity.

   The following summarizes FFO of Simon Group and reconciles combined income before extraordinary items and cumulative effect of accounting change to FFO for the periods presented:

                                                              For the Three
                                                              Months Ended
                                                                March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (In thousands)
      FFO of Simon Group................................... $170,225  $157,955
                                                            ========  ========
      Reconciliation:
        Income Before Extraordinary Items and Cumulative
         Effect of Accounting Change....................... $ 71,136  $ 67,388
      Plus:
          Depreciation and amortization from combined
           consolidated Properties.........................   98,236    89,537
          Simon Group's share of depreciation and
           amortization from unconsolidated affiliates.....   28,801    20,530
        Less:
          Gain on sale of asset, net.......................   (7,096)      --
          Minority interest portion of depreciation and
           amortization....................................   (1,480)   (1,795)
          Preferred distributions (including preferred
           distributions of a subsidiary and to preferred
           unitholders)....................................  (19,372)  (17,705)
                                                            --------  --------
      FFO of Simon Group................................... $170,225  $157,955
                                                            ========  ========
      FFO Allocable to the Companies....................... $123,506  $114,260
                                                            ========  ========

Portfolio Data

   Operating statistics do not include those Properties located outside of the United States.

   Aggregate Tenant Sales Volume. For the three months ended March 31, 2000 compared to the same period in 1999, total reported retail sales at mall and freestanding GLA owned by Simon Group ("Owned GLA") in the regional malls increased $532 million or 18.4% from $2,890 million to $3,422 million, primarily as a result of the NED Acquisition ($240 million), increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

   Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 88.6% at March 31, 1999, to 89.5% at March 31, 2000. Owned GLA has increased 11.7 million square feet from March 31, 1999, to March 31, 2000, primarily as a result of the NED Acquisition.

   Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 6.1%, from $25.95 at March 31, 1999 to $27.52 at March 31, 2000.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

   Sensitivity Analysis. Simon Group's combined future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, primarily LIBOR. Based upon combined consolidated indebtedness and interest rates at March 31, 2000, a 0.25% increase in the market rates of interest would decrease future earnings and cash flows by approximately $6.3 million, and would decrease the fair value of debt by approximately $164 million. A 0.25% decrease in the market rates of interest would increase future earnings and cash flows by approximately $6.3 million, and would increase the fair value of debt by approximately $174 million.

                          PART II--OTHER INFORMATION

Item 1: Legal Proceedings

   Please refer to Note 10 of the combined financial statements for a summary of material pending litigation.

Item 6: Exhibits and Reports on Form 8-K

   (a) Exhibits

     None.

   (b) Reports on Form 8-K

     One report on Form 8-K was filed during the current period.

       On February 17, 2000 under Item 5--Other Events, SPG reported that it made available additional ownership and operational information concerning the Companies, the Operating Partnerships, and the properties owned or managed as of December 31, 1999, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, SPG reported that, on February 16, 2000, it issued a press release containing information on earnings as of December 31, 1999 and other matters. A copy of the press release was included as an exhibit to the filing.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Simon Property Group, Inc. and SPG
                                           Realty Consultants, Inc.

                                                    /s/ John Dahl
                                          -------------------------------------
                                                       John Dahl,
                                             Senior Vice President and Chief
                                                   Accounting Officer
                                             (Principal Accounting Officer)

Date: May 12, 2000