Form 10-Q/A
period 2000-03-31
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 2000-05-16
CIK 1063761, 1067173

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A
                               (Amendment No. 1)

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