Form 10-Q
period 2000-06-30
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 2000-08-11
CIK 1063761, 1067173

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

                 For the quarterly period ended June 30, 2000

                          SIMON PROPERTY GROUP, INC.
            (Exact name of registrant as specified in its charter)

               Delaware
      (State of incorporation or
             organization)

               001-14469                              046268599
         (Commission File No.)          (I.R.S. Employer Identification No.)

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

               Delaware
      (State of incorporation or
             organization)

             001-14469-01                            13-2838638
         (Commission File No.)          (I.R.S. Employer Identification No.)

                             National City Center
                   115 West Washington Street, Suite 15 East
                          Indianapolis, Indiana 46204
                   (Address of principal executive offices)

                                (317) 636-1600
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of August 7, 2000, 170,531,768 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding, and were paired with 1,737,358 shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc.

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

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
Part I--Financial Information Page

  Item 1: Financial Statements

    Simon Property Group, Inc. and SPG Realty Consultants, Inc.:

      Combined Condensed Balance Sheets as of June 30, 2000 and December
       31, 1999............................................................   3

      Combined Condensed Statements of Operations for the three-month and six-month
       periods ended June 30, 2000 and 1999................................   4

      Combined Condensed Statements of Cash Flows for the six-month periods
       ended June 30, 2000 and 1999........................................   5

    Simon Property Group, Inc.:

      Consolidated Condensed Balance Sheets as of June 30, 2000 and
       December 31, 1999...................................................   6

      Consolidated Condensed Statements of Operations for the three-month
       and six-month periods ended June 30, 2000 and 1999..................   7

      Consolidated Condensed Statements of Cash Flows for the six-month
       periods ended June 30, 2000 and 1999................................   8

    SPG Realty Consultants, Inc.:

      Consolidated Condensed Balance Sheets as of June 30, 2000 and
       December 31, 1999...................................................   9

      Consolidated Condensed Statements of Operations for the three-month and six-month periods ended June 30, 2000 and 1999..................  10

      Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999................................  11

  Notes to Unaudited Condensed Financial Statements........................  12

  Item 2: Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................  20

  Item 3: Qualitative and Quantitative Disclosure About Market Risk........  26

Part II--Other Information

  Items 1 through 6........................................................  27

Signature..................................................................  29

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                       COMBINED CONDENSED BALANCE SHEETS

         (Unaudited and dollars in thousands, except per share amounts)

                                                       June 30,    December 31,
                                                         2000          1999
                                                      -----------  ------------
Assets:
  Investment properties, at cost..................... $12,871,533  $12,802,052
  Less--accumulated depreciation.....................   1,273,257    1,098,881
                                                      -----------  -----------
                                                       11,598,276   11,703,171
  Cash and cash equivalents..........................     143,478      157,632
  Tenant receivables and accrued revenue, net........     241,927      289,152
  Notes and advances receivable from Management
   Company and affiliate.............................     163,903      162,082
  Investments in unconsolidated entities, at equity..   1,470,329    1,528,857
  Other investments..................................      51,658       44,902
  Goodwill, net......................................      38,970       39,556
  Deferred costs and other assets, net...............     257,191      262,958
  Minority interest, net.............................      38,900       34,933
                                                      -----------  -----------
                                                      $14,004,632  $14,223,243
                                                      ===========  ===========
Liabilities:
  Mortgages and other indebtedness................... $ 8,805,667  $ 8,768,951
  Accounts payable and accrued expenses..............     440,252      479,783
  Cash distributions and losses in partnerships and
   joint ventures, at equity.........................      35,895       32,995
  Other liabilities..................................     128,270      213,909
                                                      -----------  -----------
      Total liabilities..............................   9,410,084    9,495,638
                                                      -----------  -----------
Commitments and contingencies (Note 11)..............
Limited partners' interest in the operating
 partnerships........................................     947,974      984,465
Limited partners' preferred interest in the SPG
 operating partnership...............................     149,885      149,885
Preferred stock of subsidiary........................     339,731      339,597
Shareholders' Equity:
  Capital stock of Simon Property Group, Inc.:.......
    All series of preferred stock....................     538,684      542,838
    Common stock, $.0001 par value, 400,000,000
     shares authorized, 170,842,723 and 170,272,210
     issued and outstanding, respectively............          17           17
    Class B common stock, $.0001 par value,
     12,000,000 shares authorized, 3,200,000 issued
     and outstanding.................................           1            1
    Class C common stock, $.0001 par value, 4,000
     shares authorized, issued and outstanding.......         --           --
  Capital stock of SPG Realty Consultants, Inc.:.....
    Common stock, $.0001 par value, 7,500,000 shares
     authorized, 1,740,467 and 1,734,762 issued and
     outstanding, respectively.......................         --           --
  Capital in excess of par value.....................   3,311,005    3,298,025
  Accumulated deficit................................    (657,570)    (551,251)
  Unrealized loss on long-term investment............        (973)      (5,852)
  Unamortized restricted stock award.................     (26,225)     (22,139)
  Less common stock held in treasury at cost, 310,955
   Paired Shares.....................................      (7,981)      (7,981)
                                                      -----------  -----------
      Total shareholders' equity.....................   3,156,958    3,253,658
                                                      -----------  -----------
                                                      $14,004,632  $14,223,243
                                                      ===========  ===========

        The accompanying notes are an integral part of these statements.

          SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.

                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

         (Unaudited and dollars in thousands, except per share amounts)

                                                                For the Six
                                     For the Three Months    Months Ended June
                                        Ended June 30,              30,
                                     --------------------    ------------------
                                        2000        1999       2000      1999
                                     ----------  ----------  --------  --------
Revenue:
 Minimum rent......................  $  294,265  $  276,394  $590,727  $550,243
 Overage rent......................       6,718      14,586    18,756    28,026
 Tenant reimbursements.............     154,303     139,555   299,147   276,838
 Other income......................      32,373      23,471    56,880    44,992
                                     ----------  ----------  --------  --------
   Total revenue...................     487,659     454,006   965,510   900,099
                                     ----------  ----------  --------  --------
Expenses:
 Property operating................      79,459      72,003   156,441   140,507
 Depreciation and amortization.....      99,140      89,765   197,628   179,525
 Real estate taxes.................      49,729      44,123    98,151    91,043
 Repairs and maintenance...........      16,195      16,976    35,760    36,888
 Advertising and promotion.........      15,245      14,854    31,255    29,552
 Provision for credit losses.......       2,214       2,951     4,345     4,794
 Other.............................       9,375       6,691    18,484    14,249
                                     ----------  ----------  --------  --------
   Total operating expenses........     271,357     247,363   542,064   496,558
                                     ----------  ----------  --------  --------
Operating income...................     216,302     206,643   423,446   403,541
Interest expense...................     155,207     142,734   313,866   283,856
                                     ----------  ----------  --------  --------
Income before minority interest....      61,095      63,909   109,580   119,685
Minority interest..................      (2,283)     (3,688)   (4,717)   (5,503)
Gain (loss) on sales of assets, net
 of asset write downs of $10,572,
 $0, $10,572 and $0, respectively..       1,562      (9,308)    8,658    (9,308)
Income tax benefit of SRC..........         --        3,374       --      3,374
                                     ----------  ----------  --------  --------
Income before unconsolidated
 entities..........................      60,374      54,287   113,521   108,248
Income from unconsolidated
 entities..........................      15,538      13,051    33,527    26,478
                                     ----------  ----------  --------  --------
Income before extraordinary items
 and cumulative effect of
 accounting change.................      75,912      67,338   147,048   134,726
Extraordinary items--debt related
 transactions......................         --          (43)     (440)   (1,817)
Cumulative effect of accounting
 change (note 6)...................         --          --    (12,342)      --
Income before allocation to limited
 partners..........................      75,912      67,295   134,266   132,909
Less:
 Limited partners' interest in the
  operating partnerships...........      15,532      12,710    26,271    25,665
 Preferred distributions of the
  SPG operating partnership........       2,817         --      5,634       --
 Preferred dividends of
  subsidiary.......................       7,334       7,334    14,668    14,668
                                     ----------  ----------  --------  --------
Net income.........................      50,229      47,251    87,693    92,576
Preferred dividends................      (9,217)     (8,789)  (18,438)  (19,160)
                                     ----------  ----------  --------  --------
Net income available to common
 shareholders......................  $   41,012  $   38,462  $ 69,255  $ 73,416
                                     ==========  ==========  ========  ========
Basic earnings per common paired
 share:
 Income before extraordinary items
  and cumulative effect of
  accounting change................  $     0.24  $     0.22  $   0.45  $   0.44
 Extraordinary items...............         --          --        --        --
                                     ----------  ----------  --------  --------
 Cumulative effect of accounting
  change...........................         --          --      (0.05)      --
                                     ----------  ----------  --------  --------
 Net income........................  $     0.24  $     0.22  $   0.40  $   0.43
                                     ==========  ==========  ========  ========
Diluted earnings per common paired
 share:
 Income before extraordinary items
  and cumulative effect of
  accounting change................  $     0.24  $     0.22  $   0.45  $   0.44
 Extraordinary items...............         --          --        --      (0.01)
 Cumulative effect of accounting
  change...........................         --          --      (0.05)      --
                                     ----------  ----------  --------  --------
 Net income........................  $     0.24  $     0.22  $   0.40  $   0.43
                                     ==========  ==========  ========  ========

        The accompanying notes are an integral part of these statements.

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                      (Unaudited and dollars in thousands)

                                                          For the Six Months
                                                            Ended June 30,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................. $  87,693  $  92,576
  Adjustments to reconcile net income to net cash
   provided
  by operating activities--
    Depreciation and amortization........................   202,733    185,013
    Extraordinary items--debt related transactions.......       440      1,817
    (Gain) loss on sales of assets, net of asset write
     downs of $10,572
    and $0, respectively.................................    (8,658)     9,308
    Cumulative effect of accounting change...............    12,342        --
    Limited partners' interest in the Operating
     Partnerships........................................    26,271     25,665
    Preferred dividends of Subsidiary....................    14,668     14,668
    Preferred distributions of the SPG Operating
     Partnership.........................................     5,634        --
    Straight-line rent...................................    (8,416)    (9,063)
    Minority interest....................................     4,717      5,503
    Income tax benefit of SRC............................       --      (3,374)
    Equity in income of unconsolidated entities..........   (33,527)   (26,478)
  Changes in assets and liabilities--
    Tenant receivables and accrued revenue...............    44,615     (1,475)
    Deferred costs and other assets......................     8,116     (5,292)
    Accounts payable, accrued expenses and other
     liabilities.........................................   (84,202)    (3,926)
                                                          ---------  ---------
      Net cash provided by operating activities..........   272,426    284,942
                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions...........................................       --     (99,254)
  Capital expenditures...................................  (226,106)  (201,238)
  Cash from acquisitions and consolidation of joint
   ventures, net.........................................       --      10,812
  Net proceeds from sale of assets.......................   108,993     53,953
  Investments in unconsolidated entities.................  (103,876)   (32,173)
  Distributions from unconsolidated entities.............   185,650    163,542
  Investments in and advances to the Management Company
   and affiliates........................................    (1,821)   (13,063)
                                                          ---------  ---------
      Net cash used in investing activities..............   (37,160)  (117,421)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock, net...............       341      1,853
  Minority interest distributions, net...................    (8,234)    (8,142)
  Preferred dividends of Subsidiary......................   (14,668)   (14,668)
  Preferred distributions of the SPG Operating
   Partnership...........................................    (5,634)       --
  Preferred dividends and distributions to shareholders..  (194,045)  (192,734)
  Distributions to limited partners......................   (66,070)   (64,821)
  Mortgage and other note proceeds, net of transaction
   costs.................................................   790,007  1,091,808
  Mortgage and other note principal payments.............  (751,117)  (964,992)
                                                          ---------  ---------
      Net cash used in financing activities..............  (249,420)  (151,696)
                                                          ---------  ---------
Increase (decrease) in cash and cash equivalents.........   (14,154)    15,825
Cash and cash equivalents, beginning of period...........   157,632    129,195
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $ 143,478  $ 145,020
                                                          =========  =========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

         (Unaudited and dollars in thousands, except per share amounts)

                               June 30,    December 31,
                                 2000          1999
                              -----------  ------------
Assets:
  Investment properties, at
   cost.....................  $12,863,961  $12,794,484
  Less--accumulated
   depreciation.............    1,271,962    1,097,629
                              -----------  -----------
                               11,591,999   11,696,855
  Cash and cash equivalents.      136,821      154,924
  Tenant receivables and
   accrued revenue, net.....      239,117      288,506
  Notes and advances
   receivable from
   Management Company and
   affiliate................      163,903      162,082
  Note receivable from the
   SRC Operating Partnership
   (Interest at 8%, due 2009).     22,326        9,848
  Investments in
   unconsolidated entities,
   at equity................    1,462,460    1,519,504
  Other investment..........       48,658       41,902
  Goodwill, net.............       38,970       39,556
  Deferred costs and other
   assets, net..............      235,142      250,210
  Minority interest, net....       39,828       35,931
                              -----------  -----------
                              $13,979,224  $14,199,318
                              ===========  ===========
Liabilities:
  Mortgages and other
   indebtedness.............  $ 8,805,667  $ 8,768,841
  Accounts payable and
   accrued expenses.........      434,373      478,633
  Cash distributions and
   losses in partnerships
   and joint ventures, at
   equity...................       35,895       32,995
  Other liabilities.........      128,084      213,506
                              -----------  -----------
    Total liabilities.......    9,404,019    9,493,975
                              -----------  -----------
Commitments and
 contingencies (Note 11)
Limited partners' interest
 in the SPG operating
 partnership................      942,645      978,316
Limited partners' preferred
 interest in the SPG
 operating partnership......      149,885      149,885
Preferred stock of
 subsidiary.................      339,731      339,597
Shareholders' equity:
  All series of preferred
   stock....................      538,684      542,838
  Common stock, $.0001 par
   value, 400,000,000 shares
   authorized, 170,842,723
   and 170,272,210 issued
   and outstanding,
   respectively.............           17           17
  Class B common stock,
   $.0001 par value,
   12,000,000 shares
   authorized, 3,200,000
   issued and outstanding...            1            1
  Class C common stock,
   $.0001 par value, 4,000
   shares authorized, issued
   and outstanding..........          --           --
  Capital in excess of par
   value....................    3,296,495    3,283,566
  Accumulated deficit.......     (657,102)    (552,933)
  Unrealized loss on long-
   term investment..........         (973)      (5,852)
  Unamortized restricted
   stock award..............      (26,225)     (22,139)
  Less common stock held in
   treasury at cost, 310,955
   shares...................       (7,953)      (7,953)
                              -----------  -----------
    Total shareholders'
     equity.................    3,142,944    3,237,545
                              -----------  -----------
                              $13,979,224  $14,199,318
                              ===========  ===========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

         (Unaudited and dollars in thousands, except per share amounts)

                                          For the Three        For the Six
                                        Months Ended June   Months Ended June
                                               30,                 30,
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
Revenue:
  Minimum rent......................... $294,285  $276,260  $590,763  $549,659
  Overage rent.........................    6,718    14,586    18,756    28,026
  Tenant reimbursements................  154,303   139,583   299,147   276,840
  Other income.........................   32,093    27,038    54,925    48,294
                                        --------  --------  --------  --------
    Total revenue......................  487,399   457,467   963,591   902,819
                                        --------  --------  --------  --------
Expenses:
  Property operating...................   78,861    71,846   154,093   140,180
  Depreciation and amortization........   99,114    89,738   197,579   179,217
  Real estate taxes....................   49,736    44,102    98,121    90,887
  Repairs and maintenance..............   16,193    16,953    35,758    36,879
  Advertising and promotion............   15,196    14,854    31,260    29,552
  Provision for credit losses..........    2,214     2,949     4,345     4,779
  Other................................    7,363     6,747    14,988    14,429
                                        --------  --------  --------  --------
    Total operating expenses...........  268,677   247,189   536,144   495,923
                                        --------  --------  --------  --------
Operating income.......................  218,722   210,278   427,447   406,896
Interest expense.......................  155,830   145,488   314,514   284,058
                                        --------  --------  --------  --------
Income before minority interest........   62,892    64,790   112,933   122,838
Minority interest......................   (2,353)   (3,688)   (4,787)   (5,503)
Gain (loss) on sales of assets, net of
 asset write downs of $10,572, $0,
 $10,572 and $0, respectively..........    1,562    (4,188)    8,658    (4,188)
                                        --------  --------  --------  --------
Income before unconsolidated entities..   62,101    56,914   116,804   113,147
Income from unconsolidated entities....   15,883    12,608    33,213    24,925
                                        --------  --------  --------  --------
Income before extraordinary items and
 cumulative effect of accounting
 change................................   77,984    69,522   150,017   138,072
Extraordinary items--debt related
 transactions..........................      --        (43)     (440)   (1,817)
Cumulative effect of accounting change
 (Note 6)..............................      --        --    (12,342)      --
                                        --------  --------  --------  --------
Income before allocation to limited
 partners..............................   77,984    69,479   137,235   136,255
Less:
  Limited partners' interest in the SPG
   operating partnership...............   16,103    14,258    27,090    27,540
  Preferred distributions of the SPG
   operating partnership...............    2,817       --      5,634       --
  Preferred dividends of subsidiary....    7,334     7,334    14,668    14,668
                                        --------  --------  --------  --------
Net income.............................   51,730    47,887    89,843    94,047
Preferred dividends....................   (9,217)   (8,789)  (18,438)  (19,160)
                                        --------  --------  --------  --------
Net income available to common
 shareholders.......................... $ 42,513  $ 39,098  $ 71,405  $ 74,887
                                        ========  ========  ========  ========
Basic earnings per common share:
  Income before extraordinary items and
   cumulative effect of accounting
   change.............................. $   0.24  $   0.23  $   0.46  $   0.45
  Extraordinary items..................                --        --      (0.01)
  Cumulative effect of accounting
   change..............................      --        --      (0.05)      --
                                        --------  --------  --------  --------
  Net income........................... $   0.24  $   0.23  $   0.41  $   0.44
                                        ========  ========  ========  ========
Diluted earnings per common share:
  Income before extraordinary items and
   cumulative effect of accounting
   change.............................. $   0.24  $   0.23  $   0.46  $   0.44
  Extraordinary items..................      --        --        --        --
  Cumulative effect of accounting
   change..............................      --        --      (0.05)      --
                                        --------  --------  --------  --------
  Net income........................... $   0.24  $   0.23  $   0.41  $   0.44
                                        ========  ========  ========  ========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                      (Unaudited and dollars in thousands)

                                                           For the Six Months
                                                             Ended June 30,
                                                           -------------------
                                                             2000      1999
                                                           --------  ---------
Cash flows from operating activities:
  Net income.............................................. $ 89,843  $  94,047
  Adjustments to reconcile net income to net cash provided
   by operating
   activities--
    Depreciation and amortization.........................  202,684    184,705
    Extraordinary items--debt related transactions........      440      1,817
    (Gain) loss on sales of assets, net of asset write
     downs of $10,572 and $0, respectively................   (8,658)     4,188
    Cumulative effect of accounting change................   12,342        --
    Limited partners' interest in the SPG Operating
     Partnership..........................................   27,090     27,540
    Preferred dividends of Subsidiary.....................   14,668     14,668
    Preferred distributions of the SPG Operating
     Partnership..........................................    5,634        --
    Straight-line rent....................................   (8,416)    (9,065)
    Minority interest.....................................    4,787      5,503
    Equity in income of unconsolidated entities...........  (33,213)   (24,925)
  Changes in assets and liabilities--
    Tenant receivables and accrued revenue................   46,779     (1,435)
    Deferred costs and other assets.......................    8,828     (6,439)
    Accounts payable, accrued expenses and other
     liabilities..........................................  (89,403)    (5,231)
                                                           --------  ---------
      Net cash provided by operating activities...........  273,405    285,373
                                                           --------  ---------
Cash flows from investing activities:
  Acquisitions............................................      --     (99,254)
  Capital expenditures.................................... (216,819)  (198,958)
  Cash from acquisitions and consolidation of joint
   ventures, net..........................................      --      10,812
  Net proceeds from sales of assets.......................  108,993     42,000
  Investments in unconsolidated entities.................. (103,876)   (32,338)
  Distributions from unconsolidated entities..............  183,852    163,463
  Note payment from the SRC Operating Partnership.........      --      20,565
  Loan to the SRC Operating Partnership...................  (12,478)       --
  Investments in and advances to the Management Company
   and affiliates.........................................   (1,821)   (13,063)
                                                           --------  ---------
      Net cash used in investing activities...............  (42,149)  (106,773)
                                                           --------  ---------
Cash flows from financing activities:
  Proceeds from sales of common, net......................      292      1,253
  Minority interest distributions, net....................   (8,234)    (8,142)
  Preferred dividends of Subsidiary.......................  (14,668)   (14,668)
  Preferred distributions of the SPG Operating
   Partnership............................................   (5,634)       --
  Preferred dividends and distributions to shareholders... (194,045)  (192,734)
  Distributions to limited partners.......................  (66,070)   (64,821)
  Note payment to the SRC Operating Partnership...........      --     (11,899)
  Mortgage and other note proceeds, net of transaction
   costs..................................................  790,007  1,091,808
  Mortgage and other note principal payments.............. (751,007)  (964,787)
                                                           --------  ---------
      Net cash used in financing activities............... (249,359)  (163,990)
                                                           --------  ---------
Increase (decrease) in cash and cash equivalents..........  (18,103)    14,610
Cash and cash equivalents, beginning of period............  154,924    127,626
                                                           --------  ---------
Cash and cash equivalents, end of period.................. $136,821  $ 142,236
                                                           ========  =========

        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

         (Unaudited and dollars in thousands, except per share amounts)

                                                    June 30,  December 31,
                                                      2000        1999
                                                    --------  ------------
Assets:
  Cash and cash equivalents........................ $  6,657    $  2,708
  Accounts receivable..............................    2,810         646
                                                    --------    --------
    Total current assets...........................    9,467       3,354
  Investment properties, at cost, less accumulated
   depreciation of $1,295 and $1,252, respectively.    6,277       6,316
  Investments in unconsolidated entities, at
   equity..........................................    7,869       9,353
  Investments in technology initiatives............   24,972      15,708
  Other noncurrent assets, net.....................      335         298
                                                    --------    --------
                                                    $ 48,920    $ 35,029
                                                    ========    ========
Liabilities:
  Accounts payable and accrued expenses............ $  6,323    $  1,811
                                                    --------    --------
    Total current liabilities......................    6,323       1,811
  Mortgages and other indebtedness.................      --          110
  Note payable to the SPG Operating Partnership
   (Interest at 8%, due 2009)........................ 22,326       9,848
  Minority interest................................      928         998
                                                    --------    --------
    Total liabilities..............................   29,577      12,767
                                                    --------    --------
Commitments and contingencies (Note 11)
Limited partners' interest in the SRC operating
 partnership.......................................    5,329       6,149
Shareholders' Equity:
  Common stock, $.0001 par value, 7,500,000 shares
   authorized, 1,740,467 and 1,734,762 issued and
   outstanding, respectively.......................      --          --
  Capital in excess of par value...................   29,616      29,565
  Accumulated deficit..............................  (15,574)    (13,424)
  Less common stock held in treasury at cost, 3,110
   shares..........................................      (28)        (28)
                                                    --------    --------
    Total shareholders' equity.....................   14,014      16,113
                                                    --------    --------
                                                    $ 48,920    $ 35,029
                                                    ========    ========


        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

         (Unaudited and dollars in thousands, except per share amounts)

                                For the Three Months     For the Six Months
                                   Ended June 30,          Ended June 30,
                                ----------------------  ----------------------
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------
Revenue:
  Rental income................ $       91  $      111  $      197  $    1,054
  Tenant reimbursements........        --           39         --          210
  Marketing and fee income.....      2,450         --        4,238         --
  Other income.................         50         296          76         596
                                ----------  ----------  ----------  ----------
    Total revenue..............      2,591         446       4,511       1,860
                                ----------  ----------  ----------  ----------
Expenses:
  Property operating...........        --          167         --          606
  Technology initiatives
   startup costs...............      2,277         --        3,138         --
  Depreciation and
   amortization................         26          27          49         308
  General and administrative
   expenses....................      2,075          45       4,397         313
                                ----------  ----------  ----------  ----------
    Total operating expenses...      4,378         239       7,584       1,227
                                ----------  ----------  ----------  ----------
Operating income (loss)........     (1,787)        207      (3,073)        633
Interest expense...............        (10)     (1,089)       (280)     (3,787)
Minority interest..............         70         --           70         --
Loss on sales of assets, net...        --       (5,120)        --       (5,120)
Income tax benefit.............        --        3,374         --        3,374
                                ----------  ----------  ----------  ----------
Loss before unconsolidated
 entities......................     (1,727)     (2,628)     (3,283)     (4,900)
Income (loss) from
 unconsolidated entities.......       (345)        443         314       1,553
                                ----------  ----------  ----------  ----------
Loss before allocation to
 limited partners..............     (2,072)     (2,185)     (2,969)     (3,347)
  Less--limited partners' in-
   terest in the SRC operating
   partnership.................       (571)     (1,548)       (819)     (1,875)
                                ----------  ----------  ----------  ----------
  Net loss..................... $   (1,501) $     (637) $   (2,150) $   (1,472)
                                ==========  ==========  ==========  ==========
Basic and diluted net loss per
 common share.................. $    (0.86) $    (0.37) $    (1.24) $    (0.86)
                                ==========  ==========  ==========  ==========
Basic and diluted weighted
 average shares outstanding....  1,736,721   1,733,424   1,734,475   1,711,765
                                ==========  ==========  ==========  ==========


        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                      (Unaudited and dollars in thousands)

                                                               For the Six
                                                               Months Ended
                                                                 June 30,
                                                             -----------------
                                                              2000      1999
                                                             -------  --------
Cash flows from operating activities:
  Net loss.................................................. $(2,150) $ (1,472)
  Adjustments to reconcile net loss to net cash provided by
   operating activities--
    Depreciation and amortization...........................      49       308
    Loss on sales of assets, net............................     --      5,120
    Limited partners' interest in the SRC Operating
     Partnership............................................    (819)   (1,875)
    Straight-line rent......................................     --          2
    Minority interest.......................................     (70)      --
    Equity in income of unconsolidated entities.............    (314)   (1,553)
    Income tax benefit......................................     --     (3,374)
  Changes in assets and liabilities--
    Accounts receivable and other assets....................  (2,876)      631
    Accounts payable and accrued expenses...................   5,201       176
                                                             -------  --------
      Net cash used in operating activities.................    (979)   (2,037)
                                                             -------  --------
Cash flows from investing activities:
  Investment in technology initiatives and other capital
   expenditures.............................................  (9,287)     (509)
  Net proceeds from sales of assets.........................     --     11,953
  Note payment from the SPG Operating Partnership...........     --     11,899
  Distributions from unconsolidated entities................   1,798        79
                                                             -------  --------
      Net cash provided by (used in) investing activities...  (7,489)   23,422
                                                             -------  --------
Cash flows from financing activities:
  Proceeds from sales of common stock.......................      49       600
  Loan from the SPG Operating Partnership...................  12,478       --
  Mortgage and other note principal payments................    (110)  (20,770)
                                                             -------  --------
      Net cash provided by (used in) financing activities...  12,417   (20,170)
                                                             -------  --------
Increase in cash and cash equivalents.......................   3,949     1,215
Cash and cash equivalents, beginning of period..............   2,708     1,569
                                                             -------  --------
Cash and cash equivalents, end of period.................... $ 6,657  $  2,784
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

   Simon Property Group, L.P. (the "SPG Operating Partnership") is the primary subsidiary of SPG. Units of ownership interest ("Units") in the SPG Operating Partnership are paired ("Paired Units") with a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC. At June 30, 2000 and December 31, 1999, the Companies' direct and indirect ownership interests in the Operating Partnerships were 72.4%. The Companies together with the Operating Partnerships are hereafter referred to as "Simon Group".

   SPG, primarily through the SPG Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of June 30, 2000, SPG and the SPG Operating Partnership owned or held an interest in 253 income-producing properties, which consisted of 166 regional malls, 74 community shopping centers, five specialty retail centers, four mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties") and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned an interest in two properties under construction and 10 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio Properties". The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company").

   SRC, primarily through the SRC Operating Partnership, engages primarily in activities that capitalize on the resources, customer base and operating activities of SPG, which could not be engaged in by SPG without potentially impacting its status as a REIT. These activities include a program launched in 1999, which is still in the development stage, designed to take advantage of new retail opportunities of the digital age. Elements of the program include incubating concepts that leverage the physical and virtual worlds through a venture creation subsidiary called clixnmortar.com. The SRC Operating Partnership's investment in this program was approximately $22,000 and $12,700, as of June 30, 2000 and December 31, 1999, respectively, which is included in investments in technology initiatives on SRC's balance sheets. To date, the majority of such investment is made up of internally developed software costs. Minority interest on the SRC balance sheets represents an 8.5% outside ownership interest in clixnmortar.com. In addition, on January 1, 2000, SRC formed Simon Brand Ventures, LLC, to continue and expand upon certain mall marketing initiatives established by Simon Group to take advantage of Simon Group's size and tenant relationships, primarily through strategic corporate alliances. SRC also has noncontrolling interests in two joint ventures which each own land held for sale, which are located adjacent to Properties.

Note 2--Basis of Presentation

   The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS--(Continued)

management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended June 30, 2000 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the Companies' combined annual report on Form 10-K for the year ended December 31, 1999 and should be read in conjunction therewith.

   The accompanying combined financial statements include SPG and SRC and their subsidiaries. The accompanying consolidated financial statements for SPG and SRC include SPG and its subsidiaries and SRC and its subsidiaries, respectively. All significant intercompany amounts have been eliminated.

   Net operating results of the Operating Partnerships are allocated to the Companies based first on the Companies' preferred unit preference, if applicable, and then on their remaining ownership interests in the Operating Partnerships during the period. The Companies' remaining weighted average ownership interests in the Operating Partnerships for the three-month periods ended June 30, 2000 and June 30, 1999 were 72.4%. The Companies' remaining weighted average ownership interests in the Operating Partnerships for the six-month periods ended June 30, 2000 and June 30, 1999 were 72.4% and 72.1%, respectively.

Note 3--Reclassifications

   Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2000 presentation. These reclassifications have no impact on the net operating results previously reported.

Note 4--Per Share Data

   Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. Neither series of convertible preferred stock issued and outstanding during the comparative periods had a dilutive effect on earnings per share. Paired Units held by limited partners in the Operating Partnerships may be exchanged for Paired Shares, on a one-for-one basis in certain circumstances. If exchanged, the Paired Units would not have a dilutive effect. The increase in weighted average shares outstanding under the diluted method over the basic method in every period presented for the Companies is due entirely to the effect of outstanding stock options. Basic earnings and diluted earnings were the same for all periods presented. The following table presents weighted average and diluted weighted average shares outstanding:

                                  For the Three Months     For the Six Months
                                          Ended                   Ended
                                 ----------------------- -----------------------
                                  June 30,    June 30,    June 30,    June 30,
                                    2000        1999        2000        1999
                                 ----------- ----------- ----------- -----------
Weighted Average Shares
 Outstanding...................  173,672,074 173,342,399 173,447,511 171,176,534
Diluted Weighted Average Shares
 Outstanding...................  173,815,090 173,609,740 173,569,556 171,394,895

Note 5--Cash Flow Information

   Cash paid for interest, net of amounts capitalized, during the six months ended June 30, 2000 was $319,696 as compared to $270,937 for the same period in 1999. Accrued and unpaid distributions were $837 and $876 at June 30, 2000 and December 31, 1999, respectively. See Note 10 for information about non-cash transactions during the six months ended June 30, 2000.

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS--(Continued)


Note 6--Cumulative Effect of Accounting Change

   On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceeds its sales threshold. Simon Group previously recognized overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. Simon Group adopted SAB 101 effective January 1, 2000 and recorded a loss from the cumulative effect of an accounting change of $12,342, which includes Simon Group's $1,765 share from unconsolidated entities, during 2000. In addition, SAB 101 will impact the timing in which overage rent is recognized throughout each year, but will not have a material impact on the total overage rent recognized in each full year. Simon Group estimates the pro forma negative impact of adopting SAB 101 on combined net income for the three-month and six-month periods ended June 30, 2000 to be approximately $4,700 and $8,400, respectively. The negative impact on earnings per share for the three-month and six-month periods ended June 30, 2000 was approximately $0.03 and $0.05, respectively.

Note 7--Gain on Sales of Assets, net of Asset Write Downs

   During the first six months of 2000, Simon Group sold its interests in two regional malls, three community shopping centers and an office building for a total of approximately $137,100, including the buyer's assumption of approximately $25,900 of mortgage debt, which resulted in a net gain of $19,230. The net proceeds of approximately $109,000, were used to reduce the outstanding borrowings on its $1,250,000 unsecured revolving credit facility (the "Credit Facility") and for general corporate purposes. In addition, during the second quarter of 2000, Simon Group recognized a total asset write down of $10,572 on two Properties. Both of the Properties are under contract for sale. The estimated sale price, net of estimated closing costs, for each of the Properties was the basis for determining the fair values of the Properties and the related asset write downs.

Note 8--Investments in Unconsolidated Entities

   Summary financial information of Simon Group's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of Simon Group's investment in and share of income from such partnerships and joint ventures follow:

                                                         June 30,  December 31,
                                                           2000        1999
                                                        ---------- ------------
BALANCE SHEETS
Assets:
Investment properties at cost, net..................... $6,487,900  $6,487,200
Other assets...........................................    479,355     493,551
                                                        ----------  ----------
    Total assets....................................... $6,967,255  $6,980,751
                                                        ==========  ==========
Liabilities and Partners' Equity:
Mortgages and other notes payable...................... $4,627,333  $4,484,598
Accounts payable, accrued expenses and other
 liabilities...........................................    231,951     291,457
                                                        ----------  ----------
    Total liabilities..................................  4,859,284   4,776,055
Partners' equity.......................................  2,107,971   2,204,696
                                                        ----------  ----------
    Total liabilities and partners' equity............. $6,967,255  $6,980,751
                                                        ==========  ==========
Simon Group's Share of:
Total assets........................................... $2,832,639  $2,843,025
                                                        ==========  ==========
Simon Group's net Investment in Joint Ventures......... $1,414,558  $1,489,029
                                                        ==========  ==========

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS--(Continued)


                          For the Three Months Ended    For the Six Months Ended
                                   June 30,                     June 30,
                          ----------------------------  --------------------------
                              2000           1999           2000          1999
                          -------------  -------------  ------------  ------------
STATEMENTS OF OPERATIONS
Revenue:
  Minimum rent..........  $     183,652  $     125,359  $    364,451  $    252,492
  Overage rent..........          3,184          4,679         9,028         8,521
  Tenant reimbursements.         92,576         60,080       184,110       119,686
  Other income..........         12,173          9,036        22,259        17,757
                          -------------  -------------  ------------  ------------
    Total revenue.......        291,585        199,154       579,848       398,456
Operating Expenses:
  Operating expenses and
   other................        112,347         71,329       221,458       142,613
  Depreciation and
   amortization.........         56,121         36,335       111,771        71,065
                          -------------  -------------  ------------  ------------
    Total operating
     expenses...........        168,468        107,664       333,229       213,678
                          -------------  -------------  ------------  ------------
Operating Income........        123,117         91,490       246,619       184,778
Interest Expense........         86,660         49,928       171,112        97,216
                          -------------  -------------  ------------  ------------
Net Income..............         36,457         41,562        75,507        87,562
Third Party Investors'
 Share of Net Income....         21,164         25,813        44,680        53,515
                          -------------  -------------  ------------  ------------
Simon Group's Share of
 Net Income.............  $      15,293  $      15,749  $     30,827  $     34,047
Amortization of Excess
 Investment (See below).         (5,310)        (5,606)      (10,583)      (11,663)
                          =============  =============  ============  ============
Income from
 Unconsolidated
 Entities...............  $       9,983  $      10,143  $     20,244  $     22,384
                          =============  =============  ============  ============

   As of June 30, 2000 and December 31, 1999, the unamortized excess of Simon Group's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $568,731 and $592,457, respectively, which is amortized over the life of the related Properties.

   Simon Group's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $5,555 and $2,908 for the three-month periods ended June 30, 2000 and 1999, respectively, and $13,283 and $4,094 for the six-month periods ended June 30, 2000 and 1999, respectively. Simon Group's investment in the Management Company was $19,876 and $6,833 as of June 30, 2000 and December 31, 1999, respectively.

Note 9--Debt

   At June 30, 2000, Simon Group had combined consolidated debt of $8,805,667, of which $6,128,802 was fixed-rate debt and $2,676,865 was variable-rate debt. Simon Group's pro rata share of indebtedness of the unconsolidated joint venture Properties as of June 30, 2000 was $1,952,703. As of June 30, 2000, Simon Group had interest-rate protection agreements related to $376,000 of its combined consolidated variable-rate debt. The agreements are generally in effect until the related variable-rate debt matures. Simon Group's hedging activity did not materially impact interest expense in the comparative periods.

   On March 24, 2000, Simon Group refinanced $450,000 of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points. The new facility matures March 2001 and also bears interest at LIBOR plus 65 basis points.

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS--(Continued)


Note 10--Shareholders' Equity

   The following table summarizes the changes in the Companies' shareholders' equity since December 31, 1999.

                                                   Unrealized                                     Common     Total
                             SPG      SPG    SRC    Loss on   Capital in   Accumu-   Unamortized  Stock      Share-
                          Preferred  Common Common  Invest-   Excess of     lated    Restricted  Held in    holders'
                            Stock    Stock  Stock   ment (1)  Par Value    Deficit   Stock Award Treasury    Equity
                          ---------  ------ ------ ---------- ----------  ---------  ----------- --------  ----------
Balance at December 31,
 1999...................  $542,838    $18    $--    $(5,852)  $3,298,025  $(551,251)  $(22,139)  $(7,981)  $3,253,658
Preferred Stock
 conversion
 (84,046 Paired Shares)
 (2)....................    (2,827)   --                           2,827                                          --
Common stock issued as
 dividend (1,242 Paired
 Shares) (2)............              --                              31                                           31
Preferred Stock
 conversion
 (36,913 Paired Shares)
 (3)....................    (1,327)   --                           1,327                                          --
Stock incentive program
 (434,952 Paired Shares,
 net of forfeitures)....              --                          10,046               (10,046)                   --
Amortization of stock
 incentive..............                                                                 5,960                  5,960
Other common stock
 issued (13,360 Paired
 Shares)................              --                             386                                          386
Adjustment to the
 limited partners'
 interests in the
 Operating Partnerships.                                          (1,637)                                      (1,637)
Distributions...........                                                   (194,012)                         (194,012)
                          --------    ---    ----   -------   ----------  ---------   --------   -------   ----------
Subtotal................   538,684     18     --     (5,852)   3,311,005   (745,263)   (26,225)   (7,981)   3,064,386
Comprehensive Income:
Unrealized gain on
 investment (1).........                              4,879                                                     4,879
Net income..............                                                     87,693                            87,693
                          --------    ---    ----   -------   ----------  ---------   --------   -------   ----------
Total Comprehensive
 Income.................       --     --      --      4,879          --      87,693        --        --        92,572
                          --------    ---    ----   -------   ----------  ---------   --------   -------   ----------
Balance at June 30,
 2000...................  $538,684    $18    $--    $  (973)  $3,311,005  $(657,570)  $(26,225)  $(7,981)  $3,156,958
                          ========    ===    ====   =======   ==========  =========   ========   =======   ==========

-------
(1) Amounts consist of the Companies' pro rata share of the unrealized gain/(loss) resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT. The investment in Chelsea is being reflected in the accompanying combined balance sheets in other investments.
(2) Effective June 16, 2000, 2,212 shares of SPG's Series A Convertible Preferred Stock were converted into 84,046 Paired Shares. In addition, Simon Group issued 1,242 Paired Shares to the holders of the converted shares in lieu of the cash dividends allocable to those preferred shares. At June 30, 2000, 51,059 shares of Series A Convertible Preferred Stock remained outstanding.
(3) On March 1, 2000, 14,274 shares of SPG's Series B Convertible Preferred Stock were converted into 36,913 Paired Shares. At June 30, 2000, 4,830,057 shares of Series B Convertible Preferred Stock remained outstanding.

 The Simon Property Group 1998 Stock Incentive Plan

   At the time of the CPI Merger, Simon Group adopted The Simon Property Group 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS--(Continued)

are not so qualified. During 2000, 457,625 Paired Shares of restricted stock were awarded to executives related to 1999 performance. As of June 30, 2000, 2,260,038 Paired Shares of restricted stock, net of forfeitures, were deemed earned and awarded under the 1998 Plan. Approximately $2,936 and $2,654 relating to these programs were amortized in the three-month periods ended June 30, 2000 and 1999, respectively. Approximately $5,960 and $5,367 relating to these programs were amortized in the six-month periods ended June 30, 2000 and 1999, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of Simon Group over the vesting period.

Note 11--Commitments and Contingencies

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

   Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation ("DRC") Stock Incentive Plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS--(Continued)

Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgement order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs' cross motion for summary judgement, remanding the matter to the Common Pleas Court for the determination of plaintiffs' damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme court did not grant the petition for review. The case has been remanded to the Court of Common Pleas of Mahoning County, Ohio, to conduct discovery relevant to each plaintiff's damages and the counterclaims asserted by Simon Group. The Trial Court referred these matters to a Magistrate. Plaintiffs have filed a Supplemental Motion for Summary Judgement on the question of damages. That motion has been fully briefed and is pending before the Magistrate. The Magistrate has ruled on the counterclaims and found in Defendants' favor on one of them. This ruling would result in a set-off of approximately $2,000 against any damage award assessed in favor of two of the plaintiffs. As a result of the appellate court's decision, Simon Group recorded a $12,000 loss in the third quarter of 1999 related to this litigation as an unusual item.

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

Note 12--Related Party Transactions

   Until April 15, 1999, when the Three Dag Hammarskjold building was sold, the SRC Operating Partnership received a substantial amount of its rental income from the SPG Operating Partnership for office space under lease.

                        SIMON PROPERTY GROUP, INC. AND
                         SPG REALTY CONSULTANTS, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS--(Continued)


Note 13--New Accounting Pronouncements

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

Overview

   The following Property acquisitions, openings and dispositions (the "Property Transactions") impacted Simon Group's consolidated results of operations in the comparative periods. During 1999, Simon Group acquired the remaining ownership interests in five Properties for approximately $213.9 million, which resulted in the consolidation of each of those Properties. In November 1999, Simon Group opened the wholly-owned Properties; The Shops at North East Mall and Waterford Lakes Town Center. During 2000, Simon Group sold its interests in six Properties for approximately $137.1 million, including the buyer's assumption of $25.9 million of mortgage debt.

Cumulative Effect of Accounting Change

   On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceeds its sales threshold. Simon Group previously recognized overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. Simon Group adopted SAB 101 effective January 1, 2000 and recorded a loss from the cumulative effect of an accounting change of $12.3 million in the first quarter of 2000. In addition, SAB 101 will impact the timing in which overage rent is recognized throughout each year, but will not have a material impact on the total overage rent recognized in each full year.

Results of Operations

 Three Months ended June 30, 2000 vs. Three Months Ended June 30, 1999

   Operating income increased $9.7 million or 4.7% for the three months ended June 30, 2000, as compared to the same period in 1999. This increase includes the net result of the Property Transactions ($3.2 million). Excluding these transactions, operating income increased approximately $6.5 million, primarily resulting from a $11.7 million increase in minimum rents, a $3.9 million increase in consolidated revenues realized from marketing initiatives throughout the Portfolio, including the revenues of Simon Group's wholly-owned strategic marketing subsidiary, Simon Brand Ventures, LLC ("SBV") and a $5.1 million increase in miscellaneous income, partially offset by a $7.2 million increase in depreciation and amortization and a $7.7 million decrease in overage rents. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $2.2 million increase in rents from tenants operating under license agreements. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities. The decrease in overage rent was primarily the result of Simon Group's adoption of SAB 101 effective January 1, 2000, which changed the timing in which overage rents were recognized throughout the year. The negative impact to combined consolidated overage rents in 2000 as compared to 1999 was estimated to be approximately $5.5 million.

   Interest expense increased $12.5 million, or 8.7% for the three months ended June 30, 2000, as compared to the same period in 1999. This increase is primarily a result of overall increases in interest rates during the comparative periods of approximately $4.5 million, the Property Transactions ($2.1 million) and incremental interest on borrowings under the Credit Facility to complete the 1999 acquisition of ownership interests in 14 regional malls from New England Development Company (the "NED Acquisition") ($3.2 million) and acquire an ownership interest in Mall of America ($1.0 million), with the remainder being primarily from borrowings for Property redevelopments that opened in the comparative periods.

   The $3.4 million income tax benefit in 1999 represents SRC's pro rata share of the SRC Operating Partnership's current year losses and the realization of tax carryforward benefits for which a valuation allowance was previously provided.

   The $1.6 million net gain on the sales of assets in 2000 results from the sale of Simon Group's interests in an office building, a regional mall and three community shopping centers for approximately $89.8 million, partially offset by a $10.6 million asset write down on two Properties recognized in the second quarter of 2000. In 1999 Simon Group recognized a net loss of $9.3 million on the sale of three properties.

   Income from unconsolidated entities increased from $13.1 million in 1999 to $15.5 million in 2000, resulting from a $2.6 million increase in income from the Management Company, partially offset by a $0.2 million decrease in income from unconsolidated partnerships and joint ventures. The increase in Management Company income is primarily the result of a $2.9 million increase in management fees.

   Income before allocation to limited partners was $75.9 million for the three months ended June 30, 2000, which reflects an increase of $8.6 million over the same period in 1999, primarily for the reasons discussed above. Income before allocation to limited partners was allocated to the Companies based on SPG's direct ownership of Ocean County Mall and certain net lease assets, and the Companies' preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period.

   Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units issued in connection with the NED Acquisition. Preferred dividends of subsidiary represent distributions on preferred stock of SPG Properties, Inc., a 99.999% owned subsidiary of SPG.

 Six Months ended June 30, 2000 vs. Six Months Ended June 30, 1999

   Operating income increased $19.9 million or 4.9% for the six months ended June 30, 2000, as compared to the same period in 1999. This increase includes the net result of the Property Transactions ($7.4 million). Excluding these transactions, operating income increased approximately $12.5 million, primarily resulting from a $24.9 million increase in minimum rents and $6.8 million increase in consolidated revenues realized from marketing initiatives throughout the Portfolio, including the revenues of SBV, partially offset by a $12.5 million increase in depreciation and amortization and a $9.0 million decrease in overage rents. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $4.4 million increase in rents from tenants operating under license agreements. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities. The decrease in overage rent was primarily the result of Simon Group's adoption SAB 101 effective January 1, 2000, which changed the timing in which overage rents were recognized throughout the year. The negative impact to combined consolidated overage rents in 2000 as compared to 1999 was estimated to be approximately $9.9 million.

   Interest expense increased $30.0 million, or 10.6% for the six months ended June 30, 2000, as compared to the same period in 1999. This increase is primarily the result of overall increases in interest rates during the comparative periods (approximately $7.9 million), the Property Transactions ($5.4 million) and incremental interest on borrowings under the Credit Facility to complete the NED Acquisition ($6.2 million) and acquire an ownership interest in Mall of America ($1.9 million), with the remainder being primarily from borrowings for Property redevelopments that opened in the comparative periods.

   The $3.4 million income tax benefit in 1999 represents SRC's pro rata share of the SRC Operating Partnership's current year losses and the realization of tax carryforward benefits for which a valuation allowance was previously provided.

   The $8.7 million net gain on the sales of assets in 2000 results from the sale of Simon Group's interests in an office building, two regional malls and three community shopping centers for approximately $137.1 million, partially offset by a $10.6 million asset write down on two Properties recognized in the second quarter of 2000. In 1999 Simon Group recognized a net loss of $9.3 million on the sale of three properties.

   Income from unconsolidated entities increased from $26.5 million in 1999 to $33.5 million in 2000, resulting from a $9.2 million increase in income from the Management Company, partially offset by a $2.1 million decrease in income from unconsolidated partnerships and joint ventures. The increase in Management Company income is primarily the result of a $5.9 million increase in management fees and $3.3 million decrease in the income tax provision, which is primarily due to a $2.0 million tax refund receivable recognized in 2000.

   During the first quarter of 2000, Simon Group recorded a $12.3 million expense resulting from the cumulative effect of an accounting change as described above.

   Income before allocation to limited partners was $134.3 million for the six months ended June 30, 2000, which reflects an increase of $1.4 million over the same period in 1999, primarily for the reasons discussed above. Income before allocation to limited partners was allocated to the Companies based on SPG's direct ownership of Ocean County Mall and certain net lease assets, and the Companies' preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period.

   Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units issued in connection with the NED Acquisition. Preferred dividends of subsidiary represent distributions on preferred stock of SPG Properties, Inc., a 99.999% owned subsidiary of SPG.

  Liquidity and Capital Resources

   As of June 30, 2000, Simon Group's balance of unrestricted cash and cash equivalents was $143.5 million, including $35.8 million related to Simon Group's gift certificate program, which management does not consider available for general working capital purposes. Simon Group's Credit Facility had available credit of $566 million at June 30, 2000. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at Simon Group's option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.

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

  Financing and Debt

   At June 30, 2000, Simon Group had combined consolidated debt of $8,806 million, of which $6,129 million is fixed-rate debt bearing interest at a weighted average rate of 7.27% and $2,677 million is variable-rate debt bearing interest at a weighted average rate of 7.43%. As of June 30, 2000, Simon Group had interest rate protection agreements related to $376 million of combined consolidated variable-rate debt. Simon Group's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates during the comparative periods.

   Simon Group's share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness, over the next five years is $5,965 million, with $4,624 million thereafter. Simon Group's combined ratio of consolidated debt-to-market capitalization was 58.7% and 58.1% at June 30, 2000 and December 31, 1999, respectively.

   On March 24, 2000, Simon Group refinanced $450 million of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points. The new facility matures March 2001 and also bears interest at LIBOR plus 65 basis points.

  Acquisitions

   Management continues to review and evaluate a limited number of individual property and portfolio acquisition opportunities. Management believes, however, that due to the rapid consolidation of the regional mall business, coupled with the current status of the capital markets, that acquisition activity in the near term will be a less significant component of Simon Group's growth strategy. Management believes that funds on hand and amounts available under the Credit Facility provide the means to finance certain acquisitions. No assurance can be given that Simon Group will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

  Dispositions

   During the first six months of 2000, Simon Group sold its interests in two regional malls, three community shopping centers and an office building for a total of approximately $137.1 million, including the buyer's assumption of $25.9 million of mortgage debt, which resulted in a net gain of $19.2 million. The net proceeds of approximately $109.0 million were used to reduce the outstanding borrowings on the Credit Facility and for general working capital purposes.

   In addition to the Property sales described above, as a continuing part of Simon Group's long-term strategy, management continues to pursue the sale of its remaining non-retail holdings and a number of retail assets that are no longer aligned with Simon Group's strategic criteria, including eight Properties currently under contract for sale. Management expects the sale prices of its non-core assets, if sold, will not differ materially from the carrying value of the related assets.

 Development Activity

   New Developments. Development activities are an ongoing part of Simon Group's business. Simon Group opened Orlando Premium Outlets in Orlando, Florida in May 2000. In addition, Arundel Mills is scheduled to open this year in Anne Arundel, Maryland and Bowie Town Center is scheduled to open in the fall of 2001 in Bowie, Maryland. Simon Group invested approximately $79 million on new developments during the first six months of 2000 and expects to invest a total of approximately $130 million on new developments in 2000.

   Strategic Expansions and Renovations. A key objective of Simon Group is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. Simon Group has a number of renovation and/or expansion projects currently under construction, or in preconstruction development. Simon Group invested approximately $105 million on renovations and expansions during the first six months of 2000 and expects to invest a total of approximately $270 million on renovations and expansions in 2000.

   Technology Initiatives. Simon Group is involved in a number of activities designed to take advantage of new retail opportunities of the digital age. Elements of the strategy include digitizing the existing assets of the Properties by implementing internet web sites for each of the Properties, incubating concepts that leverage the physical and virtual worlds through a subsidiary venture called clixnmortar.com and creating products that leverage the digitalization of consumers and mall merchants through an enhanced broadband network called

MerchantWired. In June of 2000 the SPG Operating Partnership, along with several other retail REIT industry leaders formed an LLC to continue the operations of MerchantWired. The SPG Operating Partnership owns an approximate 52% interest in the LLC and accounts for it using the equity method of accounting. In addition, Simon Group recently announced it is joining with leading real estate companies across a broad range of property sectors to form Constellation Real Technologies, which is designed to form, incubate and sponsor real estate-related Internet, e-commerce and technology enterprises; acquire interests in existing "best of breed" companies; and act as a consolidator of real estate technology across property sectors.

   These new activities may generate losses in the initial years of operation, while programs are being developed and customer bases are being established. Simon Group has investments totaling approximately $42 million related to such programs through June 30, 2000. Simon Group has made additional funding commitments of approximately $41 million related to these programs over the next two years, and has guaranteed MerchantWired equipment lease payments up to $46 million. As part of the LLC Agreement, the other MerchantWired members have committed a pro rata share of the lease guarantee equal to their respective ownership percentages in the LLC, which aggregates approximately $22 million.

   Distributions. The Companies declared a distribution of $0.505 per Paired Share in the second quarter of 2000. The current annual distribution rate is $2.02 per Paired Share. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred distributions of $32.765 per share of SPG's Series A preferred stock and $3.25 per share of SPG's Series B preferred stock were paid during 2000.

 Investing and Financing Activities

   On July 31, 2000, Simon Group sold its 1,408,450 shares of common stock of Chelsea for $50 million, which equaled Simon Group's original investment. No gain or loss was recognized on the transaction. The net proceeds will be used for general corporate purposes.

   Pursuant to a stock repurchase program previously authorized by the Board of Directors of SPG, on August 8, 2000, the SPG Operating Partnership purchased 1,596,100 Paired Shares at an average price of $25.00 per Paired Share. The purchase is part of a plan announced by management earlier in the year to make opportunistic repurchases of Paired Shares during 2000 funded solely by a portion of the net proceeds realized from the sales of its non-core assets.

   Cash used in investing activities of $37 million for the six months ended June 30, 2000 includes capital expenditures of $226 million; investments in unconsolidated joint ventures of $104 million, which includes $45 million related to a financing transaction with the remainder consisting primarily of development funding; and a $2 million advance to the Management Company. These cash uses are partially offset by net proceeds of $109 million from the sale of Simon Group's interest in six Properties and distributions from unconsolidated entities of $186 million. Distributions from unconsolidated entities includes approximately $61 million related to financing transactions, with the remainder resulting primarily from operating activities.

   Cash used in financing activities for the six months ended June 30, 2000 was $249 million and includes net distributions of $288 million, partially offset by net borrowings of $39 million.

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

   Total EBITDA for the Properties increased from $838.9 million for the six months ended June 30, 1999 to $979.5 million for the same period in 2000, representing a 16.8% increase. This increase is primarily attributable to the NED Acquisition ($78.1 million) and the other Properties opened or acquired during 1999 ($44.4 million), partially offset by the impact of adopting SAB 101 in accounting for overage rents ($13.8 million), a decrease from Properties sold in the comparative periods ($5.6 million) and technology initiatives startup costs ($4.1 million). Excluding these items, EBITDA increased $38.4 million, or 4.6%. During this period operating profit margin decreased from 64.6% to 63.4%, which is partially due to the adoption of SAB 101.

 FFO--Funds from Operations

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

   The following summarizes FFO of Simon Group and reconciles combined income before extraordinary items and cumulative effect of accounting change to FFO for the periods presented:

                                          For the Three        For the Six
                                        Months Ended June   Months Ended June
                                               30,                 30,
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
(In thousands)
FFO of Simon Group..................... $180,468  $170,573  $350,693  $328,528
                                        ========  ========  ========  ========
Reconciliation:
Income Before Extraordinary Items and
 Cumulative Effect of Accounting
 Change................................ $ 75,912  $ 67,338  $147,048  $134,726
Plus:
  Depreciation and amortization from
   combined consolidated Properties....   98,906    89,544   197,142   179,081
  Simon Group's share of depreciation
   and amortization from unconsolidated
   affiliates..........................   28,055    20,761    56,856    41,291
Less:
  Loss (gain) on sales of assets, net
   of asset write downs of $10,572, $0,
   $10,572, and $0, respectively.......   (1,562)    9,308    (8,658)    9,308
  Minority interest portion of
   depreciation and amortization.......   (1,475)     (255)   (2,955)   (2,050)
  Preferred distributions (including
   preferred distributions of a
   subsidiary and to preferred
   unitholders)........................  (19,368)  (16,123)  (38,740)  (33,828)
                                        --------  --------  --------  --------
FFO of Simon Group..................... $180,468  $170,573  $350,693  $328,528
                                        ========  ========  ========  ========
FFO Allocable to the Companies......... $131,039  $125,099  $254,542  $239,359
                                        ========  ========  ========  ========

 Portfolio Data

   Operating statistics do not include those Properties located outside of the United States.

   Aggregate Tenant Sales Volume. For the six months ended June 30, 2000 compared to the same period in 1999, total reported retail sales at mall and freestanding GLA owned by Simon Group ("Owned GLA") in the regional malls increased $1,122 million or 18.8% from $5,953 million to $7,075 million, primarily as a result of the NED Acquisition ($560 million), increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

   Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 88.4% at June 30, 1999, to 90.0% at June 30, 2000. Owned GLA has increased 11.4 million square feet from June 30, 1999, to June 30, 2000, primarily as a result of the NED Acquisition.

   Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 5.7%, from $26.15 at June 30, 1999 to $27.63 at June 30, 2000.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

   Sensitivity Analysis. Simon Group's combined future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, primarily LIBOR. Based upon combined consolidated indebtedness and interest rates at June 30, 2000, a 0.25% increase in the market rates of interest would decrease future earnings and cash flows by approximately $6.2 million, and would decrease the fair value of debt by approximately $166 million. A 0.25% decrease in the market rates of interest would increase future earnings and cash flows by approximately $6.2 million, and would increase the fair value of debt by approximately $177 million.

                          PART II--OTHER INFORMATION

Item 1: Legal Proceedings

   Please refer to Note 11 of the combined financial statements for a summary of material pending litigation and routine litigation and administrative proceedings arising in the ordinary course of business.

Item 4: Submission of Matters to a Vote of Security Holders

   The annual meetings of the stockholders of SPG and SRC were held on May 10, 2000. The matters submitted to the stockholders for a vote included (a) the election of 7 directors to SPG's Board of Directors and the election of 13 directors to the SRC's Board of Directors; and (b) the ratification of the appointment of Arthur Andersen LLP as independent accountants for the fiscal year ending December 31, 2000.

   The following tables set forth the results of voting on these matters.

   SPG:

                                                                    Number of
                                             Number of  Number of  Abstentions/
                                               Votes      Votes    Broker Non-
Matter                                          FOR      WITHHELD     Votes
------                                      ----------- ---------- ------------
Election of Directors:
Robert E. Angelica......................... 133,012,717  8,350,646       --
Birch Bayh................................. 129,982,300 11,381,063       --
Hans C. Mautner............................ 132,906,043  8,457,320       --
G. William Miller.......................... 132,968,301  8,395,062       --
J. Albert Smith, Jr........................ 132,810,975  8,552,388       --
Pieter S. van den Berg..................... 130,058,932 11,304,431       --
Phillip J. Ward............................ 132,917,334  8,446,029       --
Ratification of Appointment of Arthur
 Andersen LLP.............................. 141,171,837    105,688    85,838

   SRC:

                                                                    Number of
                                             Number of  Number of  Abstentions/
                                               Votes      Votes    Broker Non-
Matter                                          FOR      WITHHELD     Votes
------                                      ----------- ---------- ------------
Election of Directors:
Robert E. Angelica......................... 133,024,609  8,338,754       --
Birch Bayh................................. 132,989,684  8,373,679       --
Hans C. Mautner............................ 132,923,587  8,439,776       --
G. William Miller.......................... 133,004,422  8,358,941       --
Frederick W. Petri......................... 133,035,076  8,338,287       --
Melvin Simon............................... 132,891,640  8,471,723       --
Herbert Simon.............................. 132,913,600  8,449,763       --
David Simon................................ 119,937,336 21,426,027       --
J. Albert Smith............................ 133,032,233  8,331,130       --
Richard S. Sokolov......................... 132,911,070  8,452,293       --
Peter S. Van Den Berg...................... 133,029,833  8,333,530       --
Phillip J. Ward............................ 132,929,933  8,433,430       --
M. Denise DeBartolo York................... 132,904,772  8,458,591       --
Ratification of Appointment of Arthur
 Andersen LLP.............................. 141,171,837    105,688    85,838

   Members of the SPG's Board of Directors whose term of office as a director continued after the Annual Meeting other than those elected are Melvin Simon, Herbert Simon, David Simon, Richard S. Sokolov, Frederick W. Petri and M. Denise DeBartolo York.

Item 6: Exhibits and Reports on Form 8-K

   (a) Exhibits

     None.

   (b) Reports on Form 8-K

     One report on Form 8-K was filed during the current period.

     On May 11, 2000 under Item 5--Other Events, SPG reported that it made available additional ownership and operational information concerning the Companies, the Operating Partnerships, and the properties owned or managed as of March 31, 2000, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, SPG reported that, on May 9, 2000, it issued a press release containing information on earnings as of March 31, 2000 and other matters. A copy of the press release was included as an exhibit to the filing.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Simon Property Group, Inc. and SPG
                                           Realty Consultants, Inc.

                                                     /s/ John Dahl
                                          _____________________________________
                                                        John Dahl,
                                              Senior Vice President and Chief
                                               Accounting Officer (Principal
                                                    Accounting Officer)

Date: August 10, 2000