Form 10-Q
period 2000-09-30
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 2000-11-14
CIK 1063761, 1067173

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

               For the quarterly period ended September 30, 2000

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


         National City Center                   National City Center
 115 West Washington Street, Suite 15   115 West Washington Street, Suite 15
                 East                                   East
      Indianapolis, Indiana 46204            Indianapolis, Indiana 46204
    (Address of principal executive        (Address of principal executive
               offices)                               offices)


            (317) 636-1600                         (317) 636-1600
    (Registrant's telephone number,        (Registrant's telephone number,
         including area code)                   including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of November 7, 2000, 168,730,718 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding, and were paired with 1,719,347 shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
Part I--Financial Information

  Item 1: Financial Statements

  Simon Property Group, Inc. and SPG Realty Consultants, Inc.:

    Combined Condensed Balance Sheets as of September 30, 2000 and December
     31, 1999..............................................................   3

    Combined Condensed Statements of Operations for the three-month and
     nine-month periods ended September 30, 2000 and 1999..................   4

    Combined Condensed Statements of Cash Flows for the nine-month periods
     ended September 30, 2000 and 1999.....................................   5

  Simon Property Group, Inc.:

    Consolidated Condensed Balance Sheets as of September 30, 2000 and
     December 31, 1999.....................................................   6

    Consolidated Condensed Statements of Operations for the three-month and
     nine-month periods ended September 30, 2000 and 1999..................   7

    Consolidated Condensed Statements of Cash Flows for the nine-month
     periods ended September 30, 2000 and 1999.............................   8

  SPG Realty Consultants, Inc.:

    Consolidated Condensed Balance Sheets as of September 30, 2000 and
     December 31, 1999.....................................................   9

    Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended September 30, 2000 and 1999..................  10

    Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999.............................  11

  Notes to Unaudited Condensed Financial Statements........................  12

  Item 2: Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................  20

  Item 3: Qualitative and Quantitative Disclosure About Market Risk........  26

Part II--Other Information

  Items 1 through 6........................................................  27

Signature..................................................................  28

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                       COMBINED CONDENSED BALANCE SHEETS
         (Unaudited and dollars in thousands, except per share amounts)

                                                       September    December
                                                       30, 2000     31, 1999
                                                      -----------  -----------
ASSETS:
  Investment properties, at cost..................... $12,952,970  $12,802,052
  Less--accumulated depreciation.....................   1,371,935    1,098,881
                                                      -----------  -----------
                                                       11,581,035   11,703,171
  Cash and cash equivalents..........................     114,420      157,632
  Tenant receivables and accrued revenue, net........     237,873      289,152
  Notes and advances receivable from Management
   Company and affiliate.............................     167,866      162,082
  Investments in unconsolidated entities, at equity..   1,448,317    1,528,857
  Other investments..................................       3,000       44,902
  Goodwill, net......................................      38,677       39,556
  Deferred costs and other assets, net...............     274,107      262,958
  Minority interest, net.............................      41,570       34,933
                                                      -----------  -----------
                                                      $13,906,865  $14,223,243
                                                      ===========  ===========
LIABILITIES:
  Mortgages and other indebtedness................... $ 8,792,597  $ 8,768,951
  Accounts payable and accrued expenses..............     444,600      479,783
  Cash distributions and losses in partnerships and
   joint ventures, at equity.........................      45,034       32,995
  Other liabilities..................................     144,137      213,909
                                                      -----------  -----------
    Total liabilities................................   9,426,368    9,495,638
                                                      -----------  -----------
COMMITMENTS AND CONTINGENCIES (Note 11)

LIMITED PARTNERS' INTEREST IN THE OPERATING
 PARTNERSHIPS........................................     918,084      984,465

LIMITED PARTNERS' PREFERRED INTEREST IN THE SPG
 OPERATING PARTNERSHIP...............................     149,885      149,885

PREFERRED STOCK OF SUBSIDIARY........................     339,799      339,597

SHAREHOLDERS' EQUITY:

  CAPITAL STOCK OF SIMON PROPERTY GROUP, INC.:
    All series of preferred stock....................     538,684      542,838
    Common stock, $.0001 par value, 400,000,000
     shares authorized, 170,829,273 and 170,272,210
     issued and outstanding, respectively............          17           17
    Class B common stock, $.0001 par value,
     12,000,000 shares authorized, 3,200,000 issued
     and outstanding.................................           1            1
    Class C common stock, $.0001 par value, 4,000
     shares authorized, issued and outstanding.......         --           --

  CAPITAL STOCK OF SPG REALTY CONSULTANTS, INC.:
    Common stock, $.0001 par value, 7,500,000 shares
     authorized, 1,740,333 and 1,734,762 issued and
     outstanding, respectively.......................         --           --

  Capital in excess of par value.....................   3,312,976    3,298,025
  Accumulated deficit................................    (703,444)    (551,251)
  Unrealized loss on long-term investment............         --        (5,852)
  Unamortized restricted stock award.................     (22,987)     (22,139)
  Less common stock held in treasury at cost,
   2,098,555 and 310,955 Paired Shares, respectively.     (52,518)      (7,981)
                                                      -----------  -----------
    Total shareholders' equity.......................   3,072,729    3,253,658
                                                      -----------  -----------
                                                      $13,906,865  $14,223,243
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

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                  COMBINED CONDENSED STATEMENTS OF OPERATIONS
         (Unaudited and dollars in thousands, except per share amounts)

                                      For the Three
                                      Months Ended       For the Nine Months
                                      September 30,      Ended September 30,
                                    ------------------  ----------------------
                                      2000      1999       2000        1999
                                    --------  --------  ----------  ----------
REVENUE:
 Minimum rent.....................  $299,708  $280,920  $  890,435  $  831,163
 Overage rent.....................     9,700    12,307      28,456      40,333
 Tenant reimbursements............   145,237   156,514     444,384     433,352
 Other income.....................    39,281    21,430      96,161      66,422
                                    --------  --------  ----------  ----------
   Total revenue..................   493,926   471,171   1,459,436   1,371,270
                                    --------  --------  ----------  ----------
EXPENSES:
 Property operating...............    78,779    76,172     235,220     216,679
 Depreciation and amortization....   106,983    93,402     304,611     272,927
 Real estate taxes................    49,032    48,151     147,183     139,194
 Repairs and maintenance..........    15,930    15,365      51,690      52,253
 Advertising and promotion........    11,473    15,883      42,728      45,435
 Provision for credit losses......     3,326     2,043       7,671       6,837
 Other............................     8,990     5,373      27,474      19,622
                                    --------  --------  ----------  ----------
   Total operating expenses.......   274,513   256,389     816,577     752,947
                                    --------  --------  ----------  ----------

OPERATING INCOME..................   219,413   214,782     642,859     618,323

INTEREST EXPENSE..................   160,668   144,015     474,534     427,871
                                    --------  --------  ----------  ----------

INCOME BEFORE MINORITY INTEREST...    58,745    70,767     168,325     190,452

MINORITY INTEREST.................    (2,382)   (2,236)     (7,099)     (7,739)
GAIN (LOSS) ON SALES OF ASSETS,
 NET OF ASSET WRITE DOWNS OF $0,
 $0, $10,572, AND $0 RESPECTIVELY.       151       --        8,809      (9,308)
INCOME TAX BENEFIT OF SRC.........       --        --          --        3,374
                                    --------  --------  ----------  ----------
INCOME BEFORE UNCONSOLIDATED
 ENTITIES.........................    56,514    68,531     170,035     176,779

INCOME FROM UNCONSOLIDATED
 ENTITIES.........................    20,920    18,594      54,447      45,072
                                    --------  --------  ----------  ----------

INCOME BEFORE EXTRAORDINARY ITEMS,
 CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE AND UNUSUAL ITEM..........    77,434    87,125     224,482     221,851

UNUSUAL ITEM (Note 11)............       --    (12,000)        --      (12,000)
EXTRAORDINARY ITEMS--DEBT RELATED
 TRANSACTIONS.....................       --       (410)       (440)     (2,227)
CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE (Note 6)..................       --        --      (12,342)         --
                                    --------  --------  ----------  ----------
INCOME BEFORE ALLOCATION TO
 LIMITED PARTNERS.................    77,434    74,715     211,700     207,624

LESS:
 LIMITED PARTNERS' INTEREST IN
  THE OPERATING PARTNERSHIPS......    16,075    15,590      42,346      41,255
 PREFERRED DISTRIBUTIONS OF THE
  SPG OPERATING PARTNERSHIP.......     2,816       612       8,450         612
 PREFERRED DIVIDENDS OF
  SUBSIDIARY......................     7,333     7,333      22,001      22,001
                                    --------  --------  ----------  ----------
PREFERRED DIVIDENDS...............    (9,185)   (8,745)    (27,623)    (27,905)
                                    --------  --------  ----------  ----------

NET INCOME........................    51,210    51,180     138,903     143,756

NET INCOME AVAILABLE TO COMMON
 SHAREHOLDERS.....................  $ 42,025  $ 42,435  $  111,280  $  115,851
                                    ========  ========  ==========  ==========
BASIC EARNINGS PER COMMON PAIRED
 SHARE:
 Income before extraordinary
  items and cumulative effect of
  accounting change...............  $   0.24  $   0.25  $     0.69  $     0.68
 Extraordinary items..............       --      (0.01)        --        (0.01)
 Cumulative effect of accounting
  change..........................       --        --        (0.05)        --
                                    --------  --------  ----------  ----------
 Net income.......................  $   0.24  $   0.24  $     0.64  $     0.67
                                    ========  ========  ==========  ==========

DILUTED EARNINGS PER COMMON PAIRED
 SHARE:
 Income before extraordinary
  items and cumulative effect of
  accounting change...............  $   0.24  $   0.25  $     0.69  $     0.68
 Extraordinary items..............       --      (0.01)        --        (0.01)
 Cumulative effect of accounting
  change..........................       --        --        (0.05)        --
                                    --------  --------  ----------  ----------
 Net income.......................  $   0.24  $   0.24  $     0.64  $     0.67
                                    ========  ========  ==========  ==========


        The accompanying notes are an integral part of these statements.

                         SIMON PROPERTY GROUP, INC. AND
                          SPG REALTY CONSULTANTS, INC.

                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                      (Unaudited and dollars in thousands)

                                                        For the Nine Months
                                                        Ended September 30,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................... $   138,903  $   143,756
  Adjustments to reconcile net income to net cash
   provided by operating activities--
    Depreciation and amortization....................     312,211      281,361
    Extraordinary items--debt related transactions...         440        2,227
    Unusual item.....................................         --        12,000
    (Gain) loss on sales of assets, net of asset
     write downs of $10,572 and $0, respectively.....      (8,809)       9,308
    Cumulative effect of accounting change...........      12,342          --
    Limited partners' interest in the Operating
     Partnerships....................................      42,346       41,255
    Preferred dividends of Subsidiary................      22,001       22,001
    Preferred distributions of the SPG Operating
     Partnership.....................................       8,450          612
    Straight-line rent...............................     (12,207)     (13,390)
    Minority interest................................       7,099        7,739
    Income tax benefit of SRC........................         --        (3,374)
    Equity in income of unconsolidated entities......     (54,447)     (45,072)
  Changes in assets and liabilities--
    Tenant receivables and accrued revenue...........      52,460      (25,118)
    Deferred costs and other assets..................      (8,183)     (25,802)
    Accounts payable, accrued expenses and other
     liabilities.....................................     (87,960)      36,039
                                                      -----------  -----------
    Net cash provided by operating activities........     424,646      443,542
                                                      -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions.......................................         --      (265,715)
  Capital expenditures...............................    (312,189)    (349,644)
  Cash from acquisitions and consolidation of joint
   ventures, net.....................................         --        10,812
  Net proceeds from sale of assets...................     114,284       53,953
  Net proceeds from sale of investment...............      49,998          --
  Investments in unconsolidated entities.............    (105,751)     (55,991)
  Distributions from unconsolidated entities.........     235,075      191,561
  Advances to the Management Company and affiliates..      (5,784)     (24,360)
                                                      -----------  -----------
    Net cash used in investing activities............     (24,367)    (439,384)
                                                      -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock, net...........         406        2,012
  Purchase of treasury stock and limited partner
   units.............................................     (50,972)         --
  Minority interest distributions, net...............     (13,287)     (11,617)
  Preferred dividends of Subsidiary..................     (22,001)     (22,001)
  Preferred distributions of the SPG Operating
   Partnership.......................................      (8,450)        (612)
  Preferred dividends and distributions to
   shareholders......................................    (272,925)    (289,972)
  Distributions to limited partners..................     (99,115)     (97,230)
  Mortgage and other note proceeds, net of
   transaction costs.................................   1,341,735    1,658,633
  Mortgage and other note principal payments.........  (1,318,882)  (1,273,650)
                                                      -----------  -----------
    Net cash used in financing activities............    (443,491)     (34,437)
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS, beginning of period.......     157,632      129,195
                                                      -----------  -----------

DECREASE IN CASH AND CASH EQUIVALENTS................     (43,212)     (30,279)

CASH AND CASH EQUIVALENTS, end of period............. $   114,420  $    98,916
                                                      ===========  ===========


        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
         (Unaudited and dollars in thousands, except per share amounts)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
ASSETS:
  Investment properties, at cost....................  $12,945,397  $12,794,484
  Less--accumulated depreciation....................    1,370,618    1,097,629
                                                      -----------  -----------
                                                       11,574,779   11,696,855
  Cash and cash equivalents.........................      107,198      154,924
  Tenant receivables and accrued revenue, net.......      234,753      288,506
  Notes and advances receivable from Management
   Company and affiliate............................      167,866      162,082
  Note receivable from the SRC Operating Partnership
   (Interest at 8%, due 2009).......................       24,498        9,848
  Investments in unconsolidated entities, at equity.    1,439,929    1,519,504
  Other investment..................................          --        41,902
  Goodwill, net.....................................       38,677       39,556
  Deferred costs and other assets, net..............      250,398      250,210
  Minority interest, net............................       42,221       35,931
                                                      -----------  -----------
                                                      $13,880,319  $14,199,318
                                                      ===========  ===========
LIABILITIES:
  Mortgages and other indebtedness..................  $ 8,792,597  $ 8,768,841
  Accounts payable and accrued expenses.............      436,319      478,633
  Cash distributions and losses in partnerships and
   joint ventures, at equity........................       45,034       32,995
  Other liabilities.................................      144,159      213,506
                                                      -----------  -----------
    Total liabilities...............................    9,418,109    9,493,975
                                                      ===========  ===========
COMMITMENTS AND CONTINGENCIES (Note 11)
LIMITED PARTNERS' INTEREST IN THE SPG OPERATING
 PARTNERSHIP........................................      913,033      978,316
LIMITED PARTNERS' PREFERRED INTEREST IN THE SPG
 OPERATING PARTNERSHIP..............................      149,885      149,885
PREFERRED STOCK OF SUBSIDIARY.......................      339,799      339,597
SHAREHOLDERS' EQUITY:
  All series of preferred stock.....................      538,684      542,838
  Common stock, $.0001 par value, 400,000,000 shares
   authorized, 170,829,273 and 170,272,210 issued
   and outstanding, respectively....................           17           17
  Class B common stock, $.0001 par value, 12,000,000
   shares authorized, 3,200,000 issued and
   outstanding......................................            1            1
  Class C common stock, $.0001 par value, 4,000
   shares authorized, issued and outstanding........          --           --
  Capital in excess of par value....................    3,298,437    3,283,566
  Accumulated deficit...............................     (702,330)    (552,933)
  Unrealized loss on long-term investment...........          --        (5,852)
  Unamortized restricted stock award................      (22,987)     (22,139)
  Less common stock held in treasury at cost,
   2,098,555 and 310,955 shares, respectively.......      (52,329)      (7,953)
                                                      -----------  -----------
    Total shareholders' equity......................    3,059,493    3,237,545
                                                      -----------  -----------
                                                      $13,880,319  $14,199,318
                                                      ===========  ===========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (Unaudited and dollars in thousands, except per share amounts)

                                   For the Three Months    For the Nine Months
                                    Ended September 30,    Ended September 30,
                                   ----------------------  --------------------
                                      2000        1999       2000       1999
                                   ----------  ----------  ---------  ---------
Revenue:
 Minimum rent....................  $  299,728  $  280,931  $ 890,491  $ 830,590
 Overage rent....................       9,700      12,307     28,456     40,333
 Tenant reimbursements...........     145,237     156,514    444,384    433,354
 Other income....................      38,243      21,243     93,168     69,537
                                   ----------  ----------  ---------  ---------
   Total revenue.................     492,908     470,995  1,456,499  1,373,814
                                   ----------  ----------  ---------  ---------
Expenses:
 Property operating..............      77,771      76,171    231,864    216,351
 Depreciation and amortization...     106,958      93,379    304,537    272,596
 Real estate taxes...............      49,061      48,189    147,182    139,076
 Repairs and maintenance.........      15,931      15,365     51,689     52,244
 Advertising and promotion.......      11,271      15,883     42,531     45,435
 Provision for credit losses.....       3,326       2,043      7,671      6,822
 Other...........................       7,106       5,290     22,094     19,719
                                   ----------  ----------  ---------  ---------
   Total operating expenses......     271,424     256,320    807,568    752,243
                                   ----------  ----------  ---------  ---------
Operating income.................     221,484     214,675    648,931    621,571
Interest expense.................     161,049     144,090    475,563    428,148
                                   ----------  ----------  ---------  ---------
Income before minority interest..      60,435      70,585    173,368    193,423
Minority interest................      (2,659)     (2,236)    (7,446)    (7,739)
Gain (Loss) on sales of assets,
 net of asset write downs of $0,
 $0, $10,572, and $0
 respectively....................         151         --       8,809     (4,188)
                                   ----------  ----------  ---------  ---------
Income before unconsolidated
 entities........................      57,927      68,349    174,731    181,496
Income from unconsolidated
 entities........................      20,400      17,613     53,613     42,538
                                   ----------  ----------  ---------  ---------
Income before extraordinary
 items, cumulative effect of
 accounting change and unusual
 item............................      78,327      85,962    228,344    224,034
Unusual item (Note 11)...........         --      (12,000)       --     (12,000)
Extraordinary items--debt related
 transactions....................         --         (410)      (440)    (2,227)
Cumulative effect of accounting
 change (note 6).................         --          --     (12,342)       --
                                   ----------  ----------  ---------  ---------
Income before allocation to
 limited partners................      78,327      73,552    215,562    209,807
Less:
 Limited partners' interest in
  the SPG operating
  partnership....................      16,322      15,262     43,412     42,802
 Preferred distributions of the
  SPG operating partnership......       2,816         612      8,450        612
 Preferred dividends of
  subsidiary.....................       7,333       7,333     22,001     22,001
                                   ----------  ----------  ---------  ---------
Net income.......................      51,856      50,345    141,699    144,392
Preferred dividends..............      (9,185)     (8,745)   (27,623)   (27,905)
                                   ----------  ----------  ---------  ---------
Net income available to common
 shareholders....................  $   42,671  $   41,600  $ 114,076  $ 116,487
                                   ==========  ==========  =========  =========
Basic earnings per common share:
 Income before extraordinary
  items and cumulative effect of
  accounting change..............  $     0.25  $     0.24  $    0.71  $    0.69
 Extraordinary items.............         --          --         --       (0.01)
 Cumulative effect of accounting
  change.........................         --          --       (0.05)       --
                                   ----------  ----------  ---------  ---------
 Net income......................  $     0.25  $     0.24  $    0.66  $    0.68
                                   ==========  ==========  =========  =========
Diluted earnings per common
 share:
 Income before extraordinary
  items and cumulative effect of
  accounting change..............  $     0.25  $     0.24  $    0.71  $    0.69
 Extraordinary items.............         --          --         --       (0.01)
 Cumulative effect of accounting
  change.........................         --          --       (0.05)       --
                                   ----------  ----------  ---------  ---------
 Net income......................  $     0.25  $     0.24  $    0.66  $    0.68
                                   ==========  ==========  =========  =========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (Unaudited and dollars in thousands)

                                                    For the Nine Months Ended
                                                          September 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................... $    141,699  $    144,392
  Adjustments to reconcile net income to net cash
   provided by operating activities--
    Depreciation and amortization..................      312,137       281,030
    Extraordinary items--debt related transactions.          440         2,227
    Unusual item...................................          --         12,000
    (Gain) loss on sales of assets, net of asset
     write downs of $10,572 and $0, respectively...       (8,809)        4,188
    Cumulative effect of accounting change.........       12,342           --
    Limited partners' interest in the SPG Operating
     Partnership...................................       43,412        42,802
    Preferred dividends of Subsidiary..............       22,001        22,001
    Preferred distributions of the SPG Operating
     Partnership...................................        8,450           612
    Straight-line rent.............................      (12,207)      (13,392)
    Minority interest..............................        7,446         7,739
    Equity in income of unconsolidated entities....      (53,613)      (42,538)
  Changes in assets and liabilities--
    Tenant receivables and accrued revenue.........       54,933       (25,239)
    Deferred costs and other assets................       (7,210)      (22,670)
    Accounts payable, accrued expenses and other
     liabilities...................................      (95,354)       33,853
                                                    ------------  ------------
    Net cash provided by operating activities......      425,667       447,005
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions.....................................          --       (265,715)
  Capital expenditures.............................     (301,499)     (347,358)
  Cash from acquisitions and consolidation of joint
   ventures, net...................................          --         10,812
  Net proceeds from sales of assets................      114,284        42,000
  Net proceeds from sales of investment............       49,998           --
  Investments in unconsolidated entities...........     (105,751)      (55,991)
  Distributions from unconsolidated entities.......      233,276       191,442
  Note payment from the SRC Operating Partnership..          --         20,565
  Loan to the SRC Operating Partnership............      (14,650)          --
  Advances to the Management Company and
   affiliates......................................       (5,784)      (24,360)
                                                    ------------  ------------
    Net cash used in investing activities..........      (30,126)     (428,605)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common, net...............          375         1,407
  Purchase of treasury stock and limited partner
   units...........................................      (50,828)
  Minority interest distributions, net.............      (13,287)      (12,188)
  Preferred dividends of Subsidiary................      (22,001)      (22,001)
  Preferred distributions of the SPG Operating
   Partnership.....................................       (8,450)         (612)
  Preferred dividends and distributions to
   shareholders....................................     (272,925)     (289,972)
  Distributions to limited partners................      (99,115)      (97,230)
  Note payment to the SRC Operating Partnership....          --        (15,164)
  Mortgage and other note proceeds, net of
   transaction costs...............................    1,341,735     1,658,633
  Mortgage and other note principal payments.......   (1,318,771)   (1,272,842)
                                                    ------------  ------------
    Net cash used in financing activities..........     (443,267)      (49,969)
                                                    ------------  ------------
DECREASE IN CASH AND CASH EQUIVALENTS..............      (47,726)      (31,569)
CASH AND CASH EQUIVALENTS, beginning of period.....      154,924       127,626
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, end of period........... $    107,198  $     96,057
                                                    ============  ============

        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
         (Unaudited and dollars in thousands, except per share amounts)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
ASSETS:
  Cash and cash equivalents.........................   $  7,222      $  2,708
  Accounts receivable...............................      3,120           646
                                                       --------      --------
    Total current assets............................     10,342         3,354
  Investment properties, at cost, less accumulated
   depreciation of $1,317 and $1,252, respectively..      6,256         6,316
  Investments in unconsolidated entities, at equity.      8,388         9,353
  Investments in technology initiatives.............     26,250        15,708
  Other noncurrent assets, net......................        717           298
                                                       --------      --------
                                                       $ 51,953      $ 35,029
                                                       ========      ========
LIABILITIES:
  Accounts payable and accrued expenses.............   $  8,517      $  1,811
                                                       --------      --------
    Total current liabilities.......................      8,517         1,811
  Mortgages and other indebtedness..................        --            110
  Note payable to the SPG Operating Partnership
   (Interest at 8%, due 2009).......................     24,498         9,848
  Minority interest.................................        651           998
                                                       --------      --------
    Total liabilities...............................     33,666        12,767
                                                       --------      --------
COMMITMENTS AND CONTINGENCIES (Note 11)
LIMITED PARTNERS' INTEREST IN THE SRC OPERATING
 PARTNERSHIP........................................      5,051         6,149
SHAREHOLDERS' EQUITY:
  Common stock, $.0001 par value, 7,500,000 shares
   authorized, 1,740,333 and 1,734,762 issued and
   outstanding, respectively........................        --            --
  Capital in excess of par value....................     29,645        29,565
  Accumulated deficit...............................    (16,220)      (13,424)
  Less common stock held in treasury at cost, 20,986
   and 3,110 shares respectively....................       (189)          (28)
                                                       --------      --------
    Total shareholders' equity......................     13,236        16,113
                                                       --------      --------
                                                       $ 51,953      $ 35,029
                                                       ========      ========

        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (Unaudited and dollars in thousands, except per share amounts)

                                           For the
                                     Three Months Ended    For the Nine Months
                                        September 30,      Ended September 30,
                                     --------------------  --------------------
                                       2000       1999       2000       1999
                                     ---------  ---------  ---------  ---------
REVENUE:
  Rental income....................  $      77  $      74  $     234  $   1,311
  Tenant reimbursements............        --         --         --         210
  Marketing and fee income.........      2,604        --       6,842        --
  Other income.....................        171        149        247        599
                                     ---------  ---------  ---------  ---------
    Total revenue..................      2,852        223      7,323      2,120
                                     ---------  ---------  ---------  ---------
EXPENSES:
  Property operating...............        --         --         --         706
  Technology initiatives startup
   costs...........................      1,886        --       5,024        --
  Depreciation and amortization....         25         23         74        331
  General and administrative
   expenses........................      2,581        --       6,978        213
                                     ---------  ---------  ---------  ---------
    Total operating expenses.......      4,492         23     12,076      1,250
                                     ---------  ---------  ---------  ---------
OPERATING INCOME (LOSS)............     (1,640)       200     (4,753)       870
INTEREST EXPENSE...................        (10)       (17)      (290)    (3,841)
MINORITY INTEREST..................        277        --         347        --
LOSS ON SALES OF ASSETS, NET.......        --         --         --      (5,120)
INCOME TAX BENEFIT.................        --         --         --       3,374
                                     ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE UNCONSOLIDATED
 ENTITIES..........................     (1,373)       183     (4,696)    (4,717)
INCOME FROM UNCONSOLIDATED
 ENTITIES..........................        520        981        834      2,534
                                     ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE ALLOCATION TO
 LIMITED PARTNERS..................       (853)     1,164     (3,862)    (2,183)
LESS--LIMITED PARTNERS' INTEREST IN
 THE SRC OPERATING PARTNERSHIP.....       (247)       328     (1,066)    (1,547)
                                     ---------  ---------  ---------  ---------
NET INCOME (LOSS)..................  $    (606) $     836  $  (2,796) $    (636)
                                     =========  =========  =========  =========
BASIC NET INCOME (LOSS) PER COMMON
 SHARE.............................  $   (0.35) $    0.48  $   (1.61) $   (0.37)
                                     =========  =========  =========  =========
DILUTED NET INCOME (LOSS) PER
 COMMON SHARE......................  $   (0.35) $    0.48  $   (1.61) $   (0.37)
                                     =========  =========  =========  =========
BASIC WEIGHTED AVERAGE SHARES
 OUTSTANDING.......................  1,727,594  1,734,714  1,732,165  1,719,499
                                     =========  =========  =========  =========
DILUTED WEIGHTED AVERAGE SHARES
 OUTSTANDING.......................  1,727,594  1,735,422  1,732,165  1,719,499
                                     =========  =========  =========  =========

        The accompanying notes are an integral part of these statements.

                          SPG REALTY CONSULTANTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (Unaudited and dollars in thousands)

                                                    For the Nine Months Ended
                                                          September 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................... $     (2,796) $       (636)
  Adjustments to reconcile net loss to net cash
   provided by operating activities--
    Depreciation and amortization..................           74           331
    Loss on sales of assets, net...................          --          5,120
    Limited partners' interest in the SRC Operating
     Partnership...................................       (1,066)       (1,547)
    Straight-line rent.............................          --              2
    Minority interest..............................         (347)          --
    Equity in income of unconsolidated entities....         (834)       (2,534)
    Income tax benefit.............................          --         (3,374)
  Changes in assets and liabilities--
    Accounts receivable and other assets...........       (3,446)       (3,487)
    Accounts payable and accrued expenses..........        7,393           891
                                                    ------------  ------------
    Net cash used in operating activities..........       (1,022)       (5,234)
                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in technology initiatives and other
   capital expenditures............................      (10,690)         (515)
  Net proceeds from sales of assets................          --         11,953
  Note payment from the SPG Operating Partnership..          --         15,164
  Distributions from unconsolidated entities.......        1,799           119
                                                    ------------  ------------
    Net cash provided by (used in) investing
     activities....................................       (8,891)       26,721
                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock..............           31           605
  Purchase of treasury stock.......................         (144)
  Minority interest contributions..................          --            571
  Loan from the SPG Operating Partnership..........       14,650           --
  Mortgage and other note principal payments.......         (110)      (21,373)
                                                    ------------  ------------
    Net cash provided by (used in) financing
     activities....................................       14,427       (20,197)
                                                    ------------  ------------

INCREASE IN CASH AND CASH EQUIVALENTS..............        4,514         1,290
CASH AND CASH EQUIVALENTS, beginning of period.....        2,708         1,569
                                                    ------------  ------------

CASH AND CASH EQUIVALENTS, end of period........... $      7,222  $      2,859
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

   Simon Property Group, L.P. (the "SPG Operating Partnership") is the primary subsidiary of SPG. Units of ownership interest ("Units") in the SPG Operating Partnership are paired ("Paired Units") with a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC. At both September 30, 2000 and December 31, 1999, the Companies' direct and indirect ownership interests in the Operating Partnerships was 72.4%. The Companies together with the Operating Partnerships are hereafter referred to as "Simon Group".

   SPG, primarily through the SPG Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of September 30, 2000, SPG and the SPG Operating Partnership owned or held an interest in 252 income-producing properties, which consisted of 166 regional malls, 73 community shopping centers, five specialty retail centers, four mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties") and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned an interest in two properties under construction and 10 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio Properties". The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company").

   SRC, primarily through the SRC Operating Partnership, engages primarily in activities that capitalize on the resources, customer base and operating activities of SPG, which could not be engaged in by SPG without potentially impacting its status as a REIT. These activities include a program launched in 1999 designed to take advantage of new retail opportunities of the digital age. Elements of the program include incubating concepts that leverage the physical and virtual worlds through a venture creation subsidiary called clixnmortar.com. The SRC Operating Partnership's investment in this program was approximately $23,250 and $12,700, as of September 30, 2000 and December 31, 1999, respectively, which is included in investments in technology initiatives on SRC's balance sheets. To date, the majority of such investment is comprised of internally developed software costs. Minority interest on the SRC balance sheets represents an 8.5% outside ownership interest in clixnmortar.com. In addition, on January 1, 2000, SRC formed Simon Brand Ventures, LLC, to continue and expand upon certain mall marketing initiatives established by Simon Group to take advantage of Simon Group's size and tenant relationships, primarily through strategic corporate alliances. SRC also has noncontrolling interests in two joint ventures which each own land held for sale, which are located adjacent to Properties.

Note 2--Basis of Presentation

   The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended September 30, 2000 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the Companies' combined annual report on Form 10-K for the year ended December 31, 1999 and should be read in conjunction therewith.

   The accompanying combined financial statements include SPG and SRC and their subsidiaries. The accompanying consolidated financial statements for SPG and SRC include SPG and its subsidiaries and SRC and its subsidiaries, respectively. All significant intercompany amounts have been eliminated.

   Net operating results of the Operating Partnerships are allocated to the Companies based first on the Companies' preferred unit preference, if applicable, and then on their remaining ownership interests in the Operating Partnerships during the period. The Companies' remaining weighted average ownership interests in the Operating Partnerships for the three-month periods ended September 30, 2000 and September 30, 1999 were 72.3%. The Companies' remaining weighted average ownership interests in the Operating Partnerships for the nine-month periods ended September 30, 2000 and September 30, 1999 were 72.4% and 72.2%, respectively.

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

                                 For the Three Months     For the Nine Months
                                         Ended                   Ended
                                ----------------------- -----------------------
                                 September   September   September   September
                                 30, 2000    30, 1999    30, 2000    30, 1999
                                ----------- ----------- ----------- -----------
   Weighted Average Shares
    Outstanding................ 172,759,374 173,471,352 173,216,460 171,949,877
   Diluted Weighted Average
    Shares Outstanding......... 172,862,078 173,542,183 173,312,901 172,088,607

Note 5--Cash Flow Information

   Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 2000 was $480,819 as compared to $411,510 for the same period in 1999. Accrued and unpaid distributions were $19,044 and $876 at September 30, 2000 and December 31, 1999, respectively. See Note 10 for information about non-cash transactions during the nine months ended September 30, 2000.

Note 6--Cumulative Effect of Accounting Change

   On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceed its sales threshold. Simon Group previously recognized overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. Simon Group adopted SAB 101 effective January 1, 2000 and recorded a loss from the cumulative effect of an accounting change of $12,342, which includes Simon Group's $1,765 share from unconsolidated entities. In addition, SAB 101 will impact the timing in which overage rent is recognized throughout each year, but will not have a material impact on the total overage rent recognized in each full year. Simon Group estimates the pro forma negative impact of adopting SAB 101 on combined net income for the three-month and nine-month periods ended September 30, 2000 to be approximately $2,100 and $10,500, respectively. The negative impact on earnings per share for the three-month and nine-month periods ended September 30, 2000 was approximately $0.01 and $0.06, respectively.

Note 7--Gain on Sales of Assets, net of Asset Write Downs

   During the first nine months of 2000, Simon Group sold its interests in two regional malls, four community shopping centers and an office building for a total of approximately $142,575, including the buyer's assumption of approximately $25,900 of mortgage debt, which resulted in a net gain of $19,381. The net proceeds of $114,284, were used to reduce the outstanding borrowings on its $1,250,000 unsecured revolving credit facility (the "Credit Facility"), to repurchase Paired Shares, and for general corporate purposes. In addition, during the second quarter of 2000, Simon Group recognized a total asset write down of $10,572 on two Properties. Both of the Properties are under contract for sale. The estimated sale price, net of estimated closing costs, for each of the Properties was the basis for determining the fair values of the Properties and the related asset write downs.

Note 8--Investments in Unconsolidated Entities

   Summary financial information of Simon Group's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of Simon Group's investment in and share of income from such partnerships and joint ventures follow:

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
      BALANCE SHEETS
      Assets:
      Investment properties at cost, net............  $6,526,346    $6,487,200
      Other assets..................................     505,440       493,551
                                                      ----------    ----------
          Total assets..............................  $7,031,786    $6,980,751
                                                      ==========    ==========

      Liabilities and Partners' Equity:
      Mortgages and other notes payable.............  $4,722,728    $4,484,598
      Accounts payable, accrued expenses and other
       liabilities..................................     262,493       291,457
                                                      ----------    ----------
          Total liabilities.........................  $4,985,221     4,776,055
      Partners' equity..............................   2,046,565     2,204,696
                                                      ----------    ----------
          Total liabilities and partners' equity....  $7,031,786    $6,980,751
                                                      ==========    ==========

      Simon Group's Share of:
      Total assets..................................  $2,857,716    $2,843,025
                                                      ==========    ==========
      Simon Group's net Investment in Joint
       Ventures.....................................  $1,380,709    $1,489,029
                                                      ==========    ==========

                                              For the
                                           Three Months           For the
                                               Ended         Nine Months Ended
                                           September 30,       September 30,
                                         ------------------  ------------------
                                           2000      1999      2000      1999
                                         --------  --------  --------  --------
   STATEMENTS OF OPERATIONS
   Revenue:
     Minimum rent......................  $191,268  $133,510  $555,719  $386,002
     Overage rent......................     5,476     5,715    14,504    14,236
     Tenant reimbursements.............    94,082    64,196   278,192   183,882
     Other income......................    22,218    12,476    44,477    30,233
                                         --------  --------  --------  --------
       Total revenue...................   313,044   215,897   892,892   614,353
   Operating Expenses:
     Operating expenses and other......   112,790    75,330   334,248   217,943
     Depreciation and amortization.....    62,487    38,076   174,258   109,141
                                         --------  --------  --------  --------
       Total operating expenses........   175,277   113,406   508,506   327,084
                                         --------  --------  --------  --------
   Operating Income....................   137,767   102,491   384,386   287,269
   Interest Expense....................    91,170    58,646   262,282   155,862
                                         --------  --------  --------  --------
   Net Income..........................    46,597    43,845   122,104   131,407
   Third Party Investors' Share of Net
    Income.............................    27,301    26,225    71,981    79,740
                                         --------  --------  --------  --------
   Simon Group's Share of Net Income...    19,296    17,620    50,123    51,667
   Amortization of Excess Investment
    (See below)........................    (5,467)   (5,347)  (16,050)  (17,010)
                                         --------  --------  --------  --------
   Income from Unconsolidated Entities.  $ 13,829  $ 12,273  $ 34,073  $ 34,657
                                         ========  ========  ========  ========

   As of September 30, 2000 and December 31, 1999, the unamortized excess of Simon Group's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $560,646 and $592,457, respectively, which is amortized over the life of the related Properties.

   Simon Group's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $7,091 and $6,321 for the three-month periods ended September 30, 2000 and 1999, respectively, and $20,374 and $10,415 for the nine-month periods ended September 30, 2000 and 1999, respectively. Simon Group's investment in the Management Company was $22,574 and $6,833 as of September 30, 2000 and December 31, 1999, respectively.

Note 9--Debt

   At September 30, 2000, Simon Group had combined consolidated debt of $8,792,597, of which $6,132,692 was fixed-rate debt and $2,659,905 was variable-rate debt. Simon Group's pro rata share of indebtedness of the unconsolidated joint venture Properties as of September 30, 2000 was $1,993,834. As of September 30, 2000, Simon Group had interest-rate protection agreements related to $404,200 of its combined consolidated variable-rate debt. The agreements are generally in effect until the related variable-rate debt matures. Simon Group's hedging activity did not materially impact interest expense in the comparative periods.

   On March 24, 2000, Simon Group refinanced $450,000 of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points. The new facility matures March 2001 and also bears interest at LIBOR plus 65 basis points. In addition, during September 2000, Simon Group refinanced $500,000 of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points, with a new $475,000 facility and borrowings from the Credit Facility. The new $475,000 facility matures September 2001 and bears interest at LIBOR plus 65 basis points.

Note 10--Shareholders' Equity

   The following table summarizes the changes in the Companies' shareholders' equity since December 31, 1999.

                                                   Unrealized                                     Common
                             SPG      SPG    SRC    Loss on   Capital in             Unamortized  Stock        Total
                          Preferred  Common Common Investment Excess of  Accumulated Restricted  Held in   Shareholders'
                            Stock    Stock  Stock     (1)     Par Value    Deficit   Stock Award Treasury     Equity
                          ---------  ------ ------ ---------- ---------- ----------- ----------- --------  -------------
Balance at December 31,
 1999...................  $542,838    $18    $--    $(5,852)  $3,298,025  $(551,251)  $(22,139)  $ (7,981)  $3,253,658
Preferred Stock
 conversion (84,046
 Paired Shares) (2).....    (2,827)   --                           2,827                                           --
Common stock issued as
 dividend (1,242 Paired
 Shares) (2)............              --                              31                                            31
Preferred Stock
 conversion (36,913
 Paired Shares) (3).....    (1,327)   --                           1,327                                           --
Stock purchased by
 subsidiary (191,500
 Paired Shares) (4).....                                                                           (4,539)      (4,539)
Treasury stock purchase
 (1,596,100 Paired
 Shares)................              --                                                          (39,998)     (39,998)
Stock incentive program
 (421,502 Paired Shares,
 net of forfeitures)....              --                           9,703                (9,703)                    --
Amortization of stock
 incentive..............                                                                 8,855                   8,855
Other common stock
 issued (13,360 Paired
 Shares)................              --                             386                                           386
Adjustment to the
 limited partners'
 interests in the
 Operating Partnerships.                                             677                                           677
Distributions...........                                                   (291,096)                          (291,096)
                          --------    ---    ----   -------   ----------  ---------   --------   --------   ----------
Subtotal................   538,684     18     --     (5,852)   3,312,976   (842,347)   (22,987)   (52,518)   2,927,974
Comprehensive Income:
Unrealized gain on
 investment (1).........                              5,852                                                      5,852
Net income..............                                                    138,903                            138,903
                          --------    ---    ----   -------   ----------  ---------   --------   --------   ----------
   Total Comprehensive
    Income..............       --     --      --      5,852          --     138,903        --         --       144,755
                          --------    ---    ----   -------   ----------  ---------   --------   --------   ----------
Balance at September 30,
 2000...................  $538,684    $18    $--    $   --    $3,312,976  $(703,444)  $(22,987)  $(52,518)  $3,072,729
                          ========    ===    ====   =======   ==========  =========   ========   ========   ==========

-------
(1) Amounts consist of the Companies' pro rata share of the unrealized gain/(loss) resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT. On July 31, 2000, Simon Group sold these shares for $50,000, which equaled Simon Group's original investment. No gain or loss was recognized on the transaction. The net proceeds were used for general corporate purposes.
(2) Effective June 16, 2000, 2,212 shares of SPG's Series A Convertible Preferred Stock were converted into 84,046 Paired Shares. In addition, Simon Group issued 1,242 Paired Shares to the holders of the converted shares in lieu of the cash dividends allocable to those preferred shares. At September 30, 2000, 51,059 shares of Series A Convertible Preferred Stock remained outstanding.
(3) On March 1, 2000, 14,274 shares of SPG's Series B Convertible Preferred Stock were converted into 36,913 Paired Shares. At September 30, 2000, 4,830,057 shares of Series B Convertible Preferred Stock remained outstanding.
(4) On September 18, 2000, Rosewood Indemnity Ltd., a captive insurance company owned by the Management Company, purchased 191,500 Paired Shares for $23.6403 each, totaling $4,539 including commissions.

 The Simon Property Group 1998 Stock Incentive Plan

   At the time of the CPI Merger, Simon Group adopted The Simon Property Group 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. During 2000, 421,502 Paired Shares of restricted stock were awarded, net of forfeitures, to executives related to 1999 performance. As of September 30, 2000, 2,246,588 Paired Shares of restricted stock, net of forfeitures, were deemed earned and awarded under the 1998 Plan. Approximately $2,895 and $2,604 relating to these programs were amortized in the three-month periods ended September 30, 2000 and 1999, respectively. Approximately $8,855 and $7,971 relating to these programs were amortized in the nine-month periods ended September 30, 2000 and 1999, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of Simon Group over the vesting period.

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

   Roel Vento et al v. Tom Taylor et al. An affiliate of Simon Group is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. Simon Group appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,364 plus interest. Simon Group filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court granted certiorari and heard oral arguments on October 4, 2000. A decision is expected to be rendered within the next few months. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on Simon Group.

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

 Overview

   The following Property acquisitions, openings and dispositions (the "Property Transactions") impacted Simon Group's consolidated results of operations in the comparative periods. During 1999, Simon Group acquired the remaining ownership interests in five Properties for approximately $213.9 million, which resulted in the consolidation of each of those Properties. In November 1999, Simon Group opened the following wholly-owned Properties: The Shops at North East Mall and Waterford Lakes Town Center. During 2000, Simon Group sold its interests in seven Properties for approximately $142.6 million, including the buyer's assumption of $25.9 million of mortgage debt.

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

 Results of Operations

Three Months ended September 30, 2000 vs. Three Months Ended September 30,
1999

   Operating income increased $4.6 million or 2.2% for the three months ended September 30, 2000, as compared to the same period in 1999. This increase includes the net result of the Property Transactions ($6.2 million). Excluding these transactions, operating income decreased approximately $1.6 million, primarily resulting from a $13.3 million increase in minimum rents, a $8.1 million increase in consolidated revenues realized from marketing initiatives throughout the Portfolio, including the revenues of Simon Group's wholly-owned strategic marketing subsidiary, Simon Brand Ventures, LLC ("SBV"), an $8.4 million increase in lease settlements, offset by an $11.5 million decrease in net tenant reimbursements, a $3.0 million increase in other expenses, $13.1 million increase in depreciation and amortization, and a $2.7 million decrease in overage rents. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and an increase in rents from tenants operating under license agreements. The decrease in net tenant reimbursements was the result of billing finalizations during 1999 for acquired Properties and lower expenditure levels. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities. The decrease in overage rent was primarily the result of Simon Group's adoption of SAB 101 effective January 1, 2000, which changed the timing in which overage rents were recognized throughout the year.

   Interest expense increased $16.7 million, or 11.6% for the three months ended September 30, 2000, as compared to the same period in 1999. This increase is primarily a result of overall increases in interest rates during the comparative periods of approximately $6.1 million, the Property Transactions ($0.9 million) and incremental interest on borrowings under the Credit Facility to complete the 1999 acquisition of ownership interests in 14 regional malls from New England Development Company (the "NED Acquisition") ($3.1 million) and acquire an ownership interest in Mall of America ($1.0 million), with the remainder being primarily from borrowings for Property redevelopments that opened in the comparative periods.

   Income from unconsolidated entities increased from $18.6 million in 1999 to $20.9 million in 2000, resulting from a $0.8 million increase in income from the Management Company and a $1.5 million increase in income from unconsolidated partnerships and joint ventures. The increase in Management Company income is primarily the result of a $2.6 million increase in management fees offset by decreased construction management and architectural and engineering fees ($1.8 million).

   Income before allocation to limited partners was $77.4 million for the three months ended September 30, 2000, which reflects an increase of $2.7 million over the same period in 1999, primarily for the reasons discussed above. Income before allocation to limited partners was allocated to the Companies based on SPG's direct ownership of Ocean County Mall and certain net lease assets, and the Companies' preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period.

   Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units issued in connection with the NED Acquisition. Preferred dividends of subsidiary represent distributions on preferred stock of SPG Properties, Inc., a 99.999% owned subsidiary of SPG.

Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

   Operating income increased $24.5 million or 4.0% for the nine months ended September 30, 2000, as compared to the same period in 1999. This increase includes the net result of the Property Transactions ($13.6 million). Excluding these transactions, operating income increased approximately $11 million, primarily resulting from a $38.2 million increase in minimum rents, a $14.9 million increase in consolidated revenues realized from marketing initiatives throughout the Portfolio, including the revenues of SBV, an $8.8 million increase in miscellaneous income, and a $9.5 million increase in lease settlements, partially offset by a $25.6 million increase in depreciation and amortization, a $12.7 million decrease in net tenant reimbursements, a $7.3 million increase in other expenses, and an $11.7 million decrease in overage rents. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $4.5 million increase in rents from tenants operating under license agreements. The increase in miscellaneous income results from gift certificate sales and incidental fee revenues. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities. The decrease in net tenant reimbursements was the result of billing finalizations during 1999 for acquired properties and lower expenditure levels. The increase in other expenses primarily results from technology initiative start up costs. The decrease in overage rent was primarily the result of Simon Group's adoption SAB 101 effective January 1, 2000, which changed the timing in which overage rents were recognized throughout the year.

   Interest expense increased $46.7 million, or 10.9% for the nine months ended September 30, 2000, as compared to the same period in 1999. This increase is primarily the result of overall increases in interest rates during the comparative periods ($14.0 million), the Property Transactions ($6.3 million) and incremental interest on borrowings under the Credit Facility to complete the NED Acquisition ($9.3 million) and acquire an ownership interest in Mall of America ($2.9 million), with the remainder being primarily from borrowings for Property redevelopments that opened in the comparative periods.

   The $3.4 million income tax benefit in 1999 represents SRC's pro rata share of the SRC Operating Partnership's prior year losses and the realization of tax carryforward benefits for which a valuation allowance was previously provided.

   The $8.8 million net gain on the sales of assets in 2000 results from the sale of Simon Group's interests in an office building, two regional malls and four community shopping centers for approximately $142.6 million, partially offset by a $10.6 million asset write-down on two Properties recognized in the second quarter of 2000. In 1999 Simon Group recognized a net loss of $9.3 million on the sale of three Properties.

   Income from unconsolidated entities increased from $45.1 million in 1999 to $54.4 million in 2000, resulting from a $9.9 million increase in income from the Management Company, partially offset by a $0.6 million decrease in income from unconsolidated partnerships and joint ventures. The increase in Management Company income is primarily the result of a $8.5 million increase in management fees due to property acquisitions and increased minimum rents, as well as a $3.4 million decrease in the income tax provision, which is primarily due to a $2.0 million tax refund receivable recognized in 2000.

   During the first quarter of 2000, Simon Group recorded a $12.3 million expense resulting from the cumulative effect of an accounting change as described above.

   Income before allocation to limited partners was $211.7 million for the nine months ended September 30, 2000, which reflects an increase of $4.1 million over the same period in 1999, primarily for the reasons discussed above. Income before allocation to limited partners was allocated to the Companies based on SPG's direct ownership of Ocean County Mall and certain net lease assets, and the Companies' preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period.

   Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units issued in connection with the NED Acquisition. Preferred dividends of subsidiary represent distributions on preferred stock of SPG Properties, Inc., a 99.999% owned subsidiary of SPG.

   Liquidity and Capital Resources

   As of September 30, 2000, Simon Group's balance of unrestricted cash and cash equivalents was $114.4 million, including $30 million related to Simon Group's gift certificate program, which management does not consider available for general working capital purposes. Simon Group's Credit Facility had available credit of $600.5 million at September 30, 2000. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at Simon Group's option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.

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

   Financing and Debt

   At September 30, 2000, Simon Group had combined consolidated debt of $8,793 million, of which $6,133 million is fixed-rate debt bearing interest at a weighted average rate of 7.28% and $2,660 million is variable-rate debt bearing interest at a weighted average rate of 7.42%. As of September 30, 2000, Simon Group had interest rate protection agreements related to $404 million of combined consolidated variable-rate debt. Simon Group's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates during the comparative periods.

   Simon Group's share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness, over the next five years is $6,110 million, with $4,509 million thereafter. Simon Group's combined ratio of consolidated debt-to-market capitalization was 57.6% and 58.1% at September 30, 2000 and December 31, 1999, respectively.

   On March 24, 2000, Simon Group refinanced $450 million of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points. The new facility matures March 2001 and also bears interest at LIBOR plus 65 basis points. In addition, during September 2000, Simon Group refinanced $500 million of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points, with a new $475 million facility and borrowings from the Credit Facility. The new $475 million facility matures September 2001 and bears interest at LIBOR plus 65 basis points.

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

   Dispositions

   During the first nine months of 2000, Simon Group sold its interests in two regional malls, four community shopping centers and an office building for a total of approximately $142.6 million, including the buyer's assumption of approximately $25.9 million of mortgage debt, which resulted in a net gain of $19.4 million. The net proceeds of $114.3 million were used to reduce the outstanding borrowings on the Credit Facility, to repurchase Paired Shares, and for general corporate purposes.

   In addition to the Property sales described above, as a continuing part of Simon Group's long-term strategy, management continues to pursue the sale of its remaining non-retail holdings and a number of retail assets that are no longer aligned with Simon Group's strategic criteria, including seven Properties currently under contract for sale. Management expects the sale prices of its non-core assets, if sold, will not differ materially from the carrying value of the related assets.

   Development Activity

   New Developments. Development activities are an ongoing part of Simon Group's business. Simon Group opened Orlando Premium Outlets in Orlando, Florida in May 2000. In addition, Arundel Mills is scheduled to open this year in Anne Arundel, Maryland and Bowie Town Center is scheduled to open in the fall of 2001 in Bowie, Maryland. Simon Group invested approximately $138 million on new developments during the first nine months of 2000 and expects to invest a total of approximately $198 million on new developments in 2000.

   Strategic Expansions and Renovations. A key objective of Simon Group is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. Simon Group has a number of renovation and/or expansion projects currently under construction, or in preconstruction development. Simon Group invested approximately $165 million on renovations and expansions during the first nine months of 2000 and expects to invest a total of approximately $210 million on renovations and expansions in 2000.

   Technology Initiatives. Simon Group continues to evolve its technology initiatives through its association with several third party participants. Through its clixnmortar subsidiary, Simon Group formed an alliance with Found Inc. to build an infrastructure for retailers where shoppers can identify merchandise on line that is actually in inventory at a store and initiate a transaction either at the store or online. Through Merchant Wired LLC, Simon Group is creating a full service retail infrastructure company that provides retailers across the country access to a high speed, highly reliable and secure broadband network. The SPG Operating Partnership owns approximately 53% interest in MerchantWired LLC and accounts for it using the equity method of accounting.

In addition, Simon Group recently announced it has joined with leading real estate companies across a broad range of property sectors to form Constellation Real Technologies, which is designed to form, incubate and sponsor real estate-related Internet, e-commerce and technology enterprises; acquire interests in existing "best of breed" companies; and act as a consolidator of real estate technology across property sectors. In September, Constellation announced its initial investment of $25 million in FacilityPro.com, a business-to-business electronic marketplace designed for the efficient procurement of facilities' products and services. Simon Group's share of this investment is $2.5 million.

   These new activities may generate losses in the initial years of operation, while programs are being developed and customer bases are being established. Simon Group has investments totaling approximately $44 million related to such programs through September 30, 2000. Simon Group expects to continue to invest in these programs over the next two years, and has guaranteed MerchantWired equipment lease payments up to $46 million. The other MerchantWired members have committed to a pro rata share of the $46 million lease guarantee equal to their respective ownership percentages, which aggregates approximately $22 million.

   Distributions. The Companies declared a distribution of $0.505 per Paired Share in the third quarter of 2000. The current annual distribution rate is $2.02 per Paired Share. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred distributions of $32.765 per share of SPG's Series A preferred stock and $3.25 per share of SPG's Series B preferred stock were paid during 2000.

   Investing and Financing Activities

   On July 31, 2000, Simon Group sold its 1,408,450 shares of common stock of Chelsea for $50 million, which equaled Simon Group's original investment. No gain or loss was recognized on the transaction. The net proceeds were used for general corporate purposes.

   Pursuant to a stock repurchase program authorized by the Board of Directors of SPG, on August 8, 2000, the Simon Group purchased 1,596,100 Paired Shares at an average price of $25.00 per Paired Share. The purchase is part of a plan announced by management earlier in the year to make opportunistic repurchases of Paired Shares during 2000 funded solely by a portion of the net proceeds realized from the sales of its non-core assets.

   Cash used in investing activities of $24 million for the nine months ended September 30, 2000 includes capital expenditures of $312 million; investments in unconsolidated joint ventures of $106 million, which includes $45 million related to a financing transaction with the remainder consisting primarily of development funding; and a $6 million advance to the Management Company. These cash uses are partially offset by net proceeds of $114 million from the sale of Simon Group's interest in seven Properties, proceeds from the sale of investment of $50 million, and distributions from unconsolidated entities of $235 million. Distributions from unconsolidated entities includes approximately $68 million related to financing transactions, with the remainder resulting primarily from operating activities.

   Cash used in financing activities for the nine months ended September 30, 2000 was $443 million and includes net distributions of $415 million, purchase of Paired Shares of $40 million and conversion of Units to cash of $11 million, partially offset by net borrowings of $23 million.

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

   Total EBITDA for the Properties increased from $1,287.7 million for the nine months ended September 30, 1999 to $1,506.1 million for the same period in 2000, representing a 17% increase. This increase is primarily attributable to the NED Acquisition ($109.1 million) and the Properties opened or acquired during 1999 ($64.3 million), partially offset by the impact of adopting SAB 101 in accounting for overage rents ($13.8 million), a decrease from Properties sold in the comparative periods ($5.2 million) and technology initiatives startup costs ($5 million). Excluding these items, EBITDA increased $69.0 million, or 5.4%. During this period operating profit margin decreased from 64.8% to 64.0%, which is partially due to the adoption of SAB 101.

   FFO-Funds from Operations

   FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO, as defined by NAREIT, means consolidated net income without giving effect to real estate related depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, or the cumulative effects of changes in accounting principles, plus the allocable portion, based on economic ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Effective January 1, 2000, Simon Group adopted NAREIT's clarification in the definition of FFO, which required the inclusion of the effects of nonrecurring items not classified as extraordinary or resulting from the sales of depreciable real estate or the cumulative effects of accounting changes. The prior period FFO amounts have been restated to conform to this 2000 presentation. Simon Group's method of calculating FFO may be different from the methods used by other REITs. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance; and (iii) is not an alternative to cash flows as a measure of liquidity.

   The following summarizes FFO of Simon Group and reconciles combined income before extraordinary items and cumulative effect of accounting change to FFO for the periods presented:

                                         For the Three       For the Nine
                                         Months Ended        Months Ended
                                         September 30,       September 30,
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                       --------  --------  --------  --------
                                                 (In thousands)
FFO of Simon Group.................... $192,453  $168,001  $543,146  $496,529
                                       ========  ========  ========  ========
Reconciliation:
Income Before Extraordinary Items and
 Cumulative Effect of Accounting
 Change and Unusual Item.............. $ 77,434  $ 87,125  $224,482  $221,851
Plus:
  Depreciation and amortization from
   combined consolidated Properties...  105,600    93,182   302,742   272,263
  Simon Group's share of depreciation
   and amortization from
   unconsolidated affiliates..........   30,395    17,900    87,251    59,191
Less:
  Unusual Item........................      --    (12,000)      --    (12,000)
  Loss (gain) on sales of assets, net.     (151)      --     (8,809)    9,308
  Minority interest portion of
   depreciation and amortization......   (1,491)  (1,516)    (4,446)  (3,566)
  Preferred distributions (including
   preferred distributions of a
   subsidiary and to preferred
   unitholders).......................  (19,334)  (16,690)  (58,074)  (50,518)
                                       --------  --------  --------  --------
FFO of Simon Group.................... $192,453  $168,001  $543,146  $496,529
                                       ========  ========  ========  ========
FFO Allocable to the Companies........ $139,472  $122,205  $394,021  $361,564
                                       ========  ========  ========  ========

   Portfolio Data

   Operating statistics do not include those Properties located outside of the United States.

   Aggregate Tenant Sales Volume. For the nine months ended September 30, 2000 compared to the same period in 1999, total reported retail sales at mall and freestanding GLA owned by Simon Group ("Owned GLA") in the regional malls increased $1,218 million or 12.7% from $9,624 million to $10,842 million, primarily as a result of the NED Acquisition ($869 million), increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

   Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 88.5% at September 30, 1999, to 90.5% at September 30, 2000. Owned GLA has increased 4.3 million square feet from September 30, 1999, to September 30, 2000, primarily as a result of the NED Acquisition.

   Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 4.6%, from $26.75 at September 30, 1999 to $27.97 at September 30, 2000.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

   Sensitivity Analysis. Simon Group's combined future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, primarily LIBOR. Based upon combined consolidated indebtedness and interest rates at September 30, 2000, a 0.25% increase in the market rates of interest would decrease future earnings and cash flows by approximately $6.1 million, and would decrease the fair value of debt by approximately $157 million. A 0.25% decrease in the market rates of interest would increase future earnings and cash flows by approximately $6.1 million, and would increase the fair value of debt by approximately $167 million.

                          PART II--OTHER INFORMATION

Item 1: Legal Proceedings

   Please refer to Note 11 of the combined financial statements for a summary of material pending litigation and routine litigation and administrative proceedings arising in the ordinary course of business.

Item 6: Exhibits and Reports on Form 8-K

   (a) Exhibits

    4.1 Credit Agreement dated March 24, 2000 in the amount of $450 million. This is unsecured debt that bears interest at LIBOR plus 65 basis points and matures March 24, 2001. (incorporated by reference to Exhibit 4.1 of the Form 10-Q filed by Simon Property Group, L.P. on November 14, 2000)

    4.2 Credit Agreement dated September 22, 2000 in the amount of $475 million. This is unsecured debt that bears interest at LIBOR plus 65 basis points and matures September 24, 2001. (incorporated by reference to Exhibit 4.2 of the Form 10-Q filed by Simon Property Group, L.P. on November 14, 2000)

   (b) Reports on Form 8-K

     One report on Form 8-K was filed during the current period.

       On November 13, 2000 under Item 5--Other Events, SPG reported that it made available additional ownership and operational information concerning the Companies, the Operating Partnerships, and the properties owned or managed as of September 30, 2000, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, SPG reported that, on November 8, 2000, it issued a press release containing information on earnings as of September 30, 2000 and other matters. A copy of the press release was included as an exhibit to the filing.