Form 10-Q/A
period 2000-09-30
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 2000-11-17
CIK 1063761, 1067173

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   Simon Property Group hereby amends its Form 10-Q for the period ended September 30, 2000 to include a signature page, which was unintentionally omitted from the original EDGAR filing. No other modifications were made to the previously filed Form 10-Q.

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

Date: November 10, 2000

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

Date: November 10, 2000