Form 10-K405
period 2000-12-31
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 2001-03-29
CIK 1063761, 1067173

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

SIMON PROPERTY GROUP, INC.	SPG REALTY CONSULTANTS, INC.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)
Delaware (State of incorporation)	Delaware (State of incorporation)
001-14469 (Commission File No.)	001-14469-01 (Commission File No.)
046268599 (I.R.S. Employer Identification No.)	13-2838638 (I.R.S. Employer Identification No.)
National City Center 115 West Washington Street, Suite 15 East Indianapolis, Indiana 46204 (Address of principal executive offices)	National City Center 115 West Washington Street, Suite 15 East Indianapolis, Indiana 46204 (Address of principal executive offices)
(317) 636-1600 (Registrant's telephone number, including area code)	(317) 636-1600 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.0001 par value of Simon Property Group, Inc. paired with 1/100th of a beneficial interest in shares of common stock, par value $.0001 per share, of SPG Realty Consultants, Inc.	New York Stock Exchange
6.5% Series B Convertible Preferred Stock, $.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of shares of common stock held by non-affiliates of the Registrants was approximately $3,997 million based on the closing market price on the New York Stock Exchange for such stock on December 29, 2000. As of March 16, 2001, Simon Property Group, Inc. had 168,757,265; 3,200,000 and 4,000 shares of common stock, Class B common stock and Class C common stock outstanding, respectively, which were paired with 1,719,613 shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc. outstanding on that same date.

Documents Incorporated By Reference

Portions of the Registrants' Annual Report to Shareholders are incorporated by reference into Parts I, II and IV and portions of the Registrants' Proxy Statements in connection with their Annual Meetings of Shareholders to be held on May 8, 2001 are incorporated by reference in Part III.

SIMON PROPERTY GROUP, INC. AND
SPG REALTY CONSULTANTS, INC.
Annual Report on Form 10-K
December 31, 2000

Part I

Item 1. Business

  Background and Description of the Business

    The background and description of the business information required by this item is incorporated herein by reference to the Notes to Financial Statements, Note 1, paragraphs 1 through 4, on pages 51 and 52 of the Annual Report to Shareholders for Simon Property Group, Inc. ("SPG"), a Delaware corporation, and SPG Realty Consultants, Inc., also a Delaware corporation ("SRC" and together with SPG, the "Companies"), which is filed as Exhibit 13.1 to this Form 10-K. Each share of common stock of SPG is paired ("Paired Shares") with a beneficial interest in 1/100th of a share of common stock of SRC. As of December 31, 2000, SPG and Simon Property Group, L.P. (the "SPG Operating Partnership") owned or held an interest in 252 income-producing properties in the United States, which consisted of 165 regional malls, 73 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the "Properties"), and five additional retail real estate properties operating in Europe. SPG and the SPG Operating Partnership also owned an interest in two properties currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio" or the "Portfolio Properties."

  Mergers and Acquisitions

    Mergers and acquisitions have been a significant component of the growth and development of Simon Group's business. "Simon Group" consists of the Companies, the SPG Operating Partnership, and SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and, together with SPG Operating Partnership, the "Operating Partnerships). Beginning with the $3.0 billion acquisition, through merger, of DeBartolo Realty Corporation ("DRC") in August of 1996, Simon Group has completed five major mergers and/or acquisitions that have helped shape the current organization. Information regarding Simon Group's mergers and acquisitions required by this item are incorporated herein by reference to the Notes to Financial Statements, Notes 3, 4, and 5 (acquisitions portion only), on pages 53 to 55, respectively of the Companies' Annual Report to Shareholders, which is filed as Exhibit 13.1 to this Form 10-K.

  General

    During 2000, regional malls (including specialty retail centers and retail space in the mixed-use Properties), community centers and the remaining Portfolio comprised 92.4%, 4.7%, and 2.9%, respectively of combined consolidated rent revenues and tenant reimbursements. The Properties contain an aggregate of approximately 185.6 million square feet of GLA, of which 110.4 million square feet is owned by Simon Group ("Owned GLA"). More than 4,200 different retailers occupy more than 20,400 stores in the Properties. Total estimated retail sales at the Properties in 2000 were approximately $38 billion.

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

  E-Commerce. Simon Group is developing unique programs designed to take advantage of new retail opportunities of the digital age. Elements of the strategy include digitizing the existing assets of the Properties by implementing internet web sites for each of the Properties, creating products that leverage the digitalization of consumers and Simon merchants through an enhanced broadband network called MerchantWired, LLC and clixnmortar.

  Acquisitions. Simon Group may selectively acquire individual properties and portfolios of properties that meet its investment criteria as opportunities arise. Management believes, however, that due to the rapid consolidation of the regional mall business, coupled with the current status of the capital markets, that acquisition activity in the near term will be a less significant component of the Companies' growth strategy.

  Development in North America. Simon Group's strategy is to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth. During 2000, Simon Group opened one specialty center, and one value-oriented super-regional mall. These additions added approximately 1.7 million square feet of GLA to the Portfolio at a cost to Simon Group of approximately $162 million. Simon Group also has two additional projects under construction, which are scheduled to open in 2001.

  Strategic Expansions and Renovations. A key objective of Simon Group is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. During 2000, Simon Group invested approximately $202 million on redevelopment projects and completed five major redevelopment projects. Simon Group has a number of renovation and/or expansion projects currently under construction, or in preconstruction development.

  Simon Group also has direct or indirect interests in eleven parcels of land being held for future development in eight states totaling approximately 772 acres. Management believes Simon Group is well positioned to pursue future development opportunities as conditions warrant.

  International Expansion. Simon Group's management believes the expertise it has gained through the development and management of its domestic Portfolio can be utilized in retail properties throughout the world. Simon Group intends to continue pursuing international opportunities on a selected basis to enhance the value of its Paired Shares.

  B2B and B2C Initiatives. Simon Group recently formed Simon Brand Ventures, LLC ("SBV"), a business to consumer initiative, and Simon Business Network ("SBN"), a business-to-business initiative to continue to take advantage of Simon Group's size and tenant relationships, primarily through strategic corporate alliances. SBV is focused on leveraging Simon Group's 100 million unique shoppers and their 2 billion annual shopping visits to contribute to Simon Group's second-

  curve revenue strategy. The SBV concept and initiatives were started in 1997 to create an exciting new medium for connecting consumers with retailers and sponsors by developing a unique and compelling combination of shopping, entertainment and community. SBN is focused on leveraging Simon Group's assets to create new businesses which will drive greater value to its Portfolio Properties, retailers and other developers and generate new sources of revenue for Simon Group. SBN's strategy is to provide a competitively valued, broad-based offering of products and services via a unique and dominant business-to-business marketplace and service network focused on the real estate industry and their tenants.

  Competition

    Simon Group believes that it has a competitive advantage in the retail real estate business as a result of (i) the size, quality and diversity of its Properties, (ii) its use of innovative retailing concepts, (iii) its management and operational expertise, (iv) its extensive experience and relationships with retailers and lenders, (v) the mall marketing initiatives of SBV, which Simon Group believes is the world's largest and most sophisticated mall marketing initiative, and (vi) the B2Binitiatives of SBN. Management believes that the Properties are the largest, as measured by GLA, of any publicly traded REIT, with more regional malls than any other publicly traded REIT. For these reasons, management believes Simon Group to be the leader in the industry.

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

    Underground Storage Tanks.  Several of the Portfolio Properties contain, or at one time contained, underground storage tanks used to store waste oils or other petroleum products primarily related to auto services center establishments or emergency electrical generation equipment. All regulated tanks have been removed, upgraded or abandoned in place in accordance with applicable environmental laws. Site assessments have revealed certain soil and groundwater contamination associated with such tanks at some of these Properties. Subsurface investigations (Phase II assessments) and remediation activities are either ongoing or scheduled to be conducted at such Properties. The cost of remediation with respect to such matters has not been and is not expected to be material.

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

  Employees

    Simon Group and its affiliates employ approximately 5,370 persons at various centers and offices throughout the United States, of which 2,590 are part-time. Approximately 930 employees are located at Simon Group's headquarters.

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

  Executive Officers of the Registrants

    The following table sets forth certain information with respect to the executive officers of the Companies as of December 31, 2000.

Name	Age	Position
Melvin Simon(1)	74	Co-Chairman
Herbert Simon(1)	66	Co-Chairman
David Simon(1)	39	Chief Executive Officer
Hans C. Mautner	62	Vice Chairman; Chairman, Simon Global Limited
Richard S. Sokolov	51	President and Chief Operating Officer
Randolph L. Foxworthy	56	Executive Vice President—Corporate Development
William J. Garvey	61	Executive Vice President—Property Development
James A. Napoli	54	Executive Vice President—Leasing
John R. Neutzling	48	Executive Vice President—Property Management
James M. Barkley	49	General Counsel; Secretary
Stephen E. Sterrett	45	Executive Vice President and Chief Financial Officer
Drew Sheinman	43	President—Simon Brand Ventures
Joseph S. Mumphrey	49	President—Simon Business Network
John Rulli	44	Senior Vice President and Chief Administrative Officer
Andrew A. Juster	48	Senior Vice President and Treasurer
David Schacht	37	Senior Vice President and Chief Information Officer

(1)
Melvin Simon is the brother of Herbert Simon and the father of David Simon.

    Set forth below is a summary of the business experience of the executive officers of the Companies. The executive officers of the Companies serve at the pleasure of the Board of Directors and have served SPG's predecessor since its formation in 1993, with the exception of Mr. Mautner, who has held his office since the CPI Merger and Mr. Sokolov, who has held his office since the DRC Merger. For biographical information of Melvin Simon, Herbert Simon, David Simon, Hans C. Mautner, and Richard Sokolov, see Item 10 of this report.

    Mr. Foxworthy is the Executive Vice President—Corporate Development of the Companies. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with the Companies since 1993.

    Mr. Garvey is the Executive Vice President—Property Development of the Companies. Mr. Garvey, who was Executive Vice President and Director of Development at MSA, joined MSA in 1979 and held various positions with MSA.

    Mr. Napoli is the Executive Vice President—Leasing of the Companies. Mr. Napoli also served as Executive Vice President and Director of Leasing of MSA, which he joined in 1989.

    Mr. Neutzling is the Executive Vice President—Property Management of the Companies. Mr. Neutzling has also been an Executive Vice President of MSA since 1992 overseeing all property and asset management functions. He joined MSA in 1974 and has held various positions with MSA.

    Mr. Barkley serves as the Companies' General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

    Mr. Sterrett serves as the Companies' Executive Vice-President and Chief Financial Officer. He joined MSA in 1989 and has held various positions with MSA.

    Mr. Mumphrey holds the position of President—Simon Business Network. He joined MSA in 1974 and has held various property and asset management positions with MSA

    Mr. Juster serves as the Companies' Senior Vice-President and Treasurer. He joined MSA in 1989 and has held various financial positions with MSA.

    Mr. Rulli serves as the Companies' Senior Vice-President and Chief Administrative Officer. He joined MSA in 1988 and has held various positions with MSA.

    Mr. Sheinman holds the position of President—Simon Brand Ventures. He joined the Companies' in 1998 as Senior Vice President of Marketing and Business Development.

    Mr. Schacht serves as the Companies' Senior Vice-President and Chief Information Officer. He joined the Companies in 1997 and has held various information technology positions.

Item 2. Properties

  Portfolio Properties

    The Properties primarily consist of two types: regional malls and community shopping centers. Regional malls generally contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. The 165 regional malls in the Properties range in size from approximately 200,000 to 2.8 million square feet of GLA, with all but four regional malls over 400,000 square feet. These regional malls contain in the aggregate more than 17,000 occupied stores, including over 650 anchors which are mostly national retailers. As of December 31, 2000, regional malls (including specialty retail centers and retail space in the mixed-use Properties) represented 85.4% of total GLA, 80.4% of Owned GLA and 86.0% of total annualized base rent of the Properties.

    Community shopping centers are generally unenclosed and smaller than regional malls. Most of the 73 community shopping centers in the Properties range in size from approximately 50,000 to 600,000 square feet of GLA. Community shopping centers generally are of two types: (i) traditional community centers, which focus primarily on value-oriented and convenience goods and services, are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area; and (ii) power centers, which are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 2000, community shopping centers represented 9.7% of total GLA, 11.6% of Owned GLA and 6.0% of the total annualized base rent of the Properties.

    Simon Group also has interests in five specialty retail centers, four office and mixed-use Properties and five value-oriented super-regional malls. The specialty retail centers contain approximately 1,838,000 square feet of GLA and do not have anchors; instead, they feature retailers and entertainment facilities in a distinctive shopping environment and location. The four office and mixed-use Properties range in size from approximately 512,000 to 1,048,000 square feet of GLA. Two of these Properties are regional malls with connected office buildings, and two are located in mixed-use developments and contain primarily office space. The value-oriented super-regional malls range in size from approximately 1.0 million to 1.6 million square feet of GLA. These Properties combine retail outlets, manufacturers' off-price stores and other value-oriented tenants. As of December 31, 2000, value-oriented super-regional malls represented 3.5% of total GLA, 5.7% of Owned GLA and 5.7% of the total annualized base rent of the Properties.

    As of December 31, 2000, approximately 91.8% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use Properties was leased, approximately 92.9% of the Owned GLA in the value-oriented super-regional malls was leased, and approximately 91.5% of Owned GLA in the community shopping centers was leased.

    Of the 252 Properties, 172 are owned 100% by Simon Group and the remainder are held as joint venture interests. Simon Group is the managing or co-managing general partner or member of all but 15 of the Properties held as joint venture interests.

Additional Information

    The following table sets forth certain information, as of December 31, 2000, regarding the Properties:

Name/Location		Ownership Interest (Expiration if Lease)(1)	Simon Group's Percentage Interest(2)	Year Built or Acquired	Total GLA		Retail Anchors(28)
REGIONAL MALLS
1.	Alton Square Alton, IL	Fee	100.0	Acquired 1993	639,200		Sears, JCPenney, Famous Barr
2.	Amigoland Mall Brownsville, TX	Fee	100.0	Built 1974	557,855		Ward, Beall's
3.	Anderson Mall Anderson, SC	Fee	100.0	Built 1972	634,311		Belk(3), JCPenney, Sears
4.	Apple Blossom Mall Winchester, VA	Fee	49.1	Acquired 1999	442,657		Belk, JCPenney, Sears
5.	Arsenal Mall Watertown, MA	Fee	100.0	Acquired 1999	501,664	(4)	Marshall's
6.	Auburn Mall Auburn, MA	Fee	49.1	Acquired 1999	597,809		Filene's, Sears, Caldor(5)
7.	Aurora Mall Aurora, CO	Fee	100.0	Acquired 1998	1,013,706		JCPenney, Foley's(3), Sears
8.	Aventura Mall(6) Miami, FL	Fee	33.3	Built 1983	1,904,240		Macy's, Sears, Bloomingdales, JCPenney, Lord & Taylor, Burdines
9.	Avenues, The Jacksonville, FL	Fee	25.0	Built 1990	1,113,261		Belk, Dillard's, JCPenney, Parisian, Sears
10.	Barton Creek Square Austin, TX	Fee	100.0	Built 1981	1,403,822		Dillard's(3), Foley's, JCPenney, Sears, Ward
11.	Battlefield Mall Springfield, MO	Fee and Ground Lease (2056)	100.0	Built 1970	1,184,464		Dillard's(3), Famous Barr, Ward, Sears, JCPenney
12.	Bay Park Square Green Bay, WI	Fee	100.0	Built 1980	665,633		Elder-Beerman, Kohl's, Ward, Shopko
13.	Bergen Mall Paramus, NJ	Fee and Ground Lease(7) (2061)	100.0	Acquired 1987	920,314		Off 5th-Saks Fifth Avenue Outlet, Value City Furniture, Macy's, Marshall's
14.	Biltmore Square Asheville, NC	Fee	100.0	Built 1989	494,691		Belk, Dillard's, Proffitt's, Goody's
15.	Boynton Beach Mall Boynton Beach, FL	Fee	100.0	Built 1985	1,185,557		Macy's, Burdines, Sears, Dillard's(3), JCPenney

16.	Brea Mall Brea, CA	Fee	100.0	Acquired 1998	1,303,587	Macy's, JCPenney, Robinsons-May, Nordstrom, Sears
17.	Broadway Square Tyler, TX	Fee	100.0	Acquired 1994	616,986	Dillard's, JCPenney, Sears
18.	Brunswick Square East Brunswick, NJ	Fee	100.0	Built 1973	768,099	Macy's, JCPenney, Barnes & Noble
19.	Burlington Mall Burlington, MA	Ground Lease (2048)	100.0	Acquired 1998	1,251,518	Macy's, Lord & Taylor, Filene's, Sears
20.	Cape Cod Mall Hyannis, MA	Ground Leases(7) (2009-2073)	49.1	Acquired 1999	698,020	Macy's, Filene's, Marshall's, Sears, Best Buy, Barnes & Noble(9)
21.	Castleton Square Indianapolis, IN	Fee	100.0	Built 1972	1,454,489	Galyan's, LS Ayres, Lazarus, JCPenney, Sears, Von Maur
22.	Century III Mall Pittsburgh, PA	Fee	100.0	Built 1979	1,287,721	JCPenney, Sears, T.J. Maxx, Kauufmann's(3), Wickes Furniture
23.	Charlottesville Fashion Square Charlottesville, VA	Ground Lease (2076)	100.0	Acquired 1997	573,789	Belk(3), JCPenney, Sears
24.	Chautauqua Mall Jamestown, NY	Fee	100.0	Built 1971	432,483	Sears, JCPenney, Office Max, The Bon Ton
25.	Cheltenham Square Philadelphia, PA	Fee	100.0	Built 1981	636,437	Burlington Coat Factory, Home Depot, Value City, Seaman's Furniture, Shop Rite
26.	Chesapeake Square Chesapeake, VA	Fee and Ground Lease (2062)(8)	75.0	Built 1989	799,434	Dillard's(3), JCPenney, Sears, Ward, Hecht's
27.	Cielo Vista Mall El Paso, TX	Fee and Ground Lease(10) (2027)	100.0	Built 1974	1,192,172	Dillard's(3), JCPenney, Ward, Sears
28.	Circle Centre Indianapolis, IN	Property Lease (2097)	14.7	Built 1995	794,834	Nordstrom, Parisian
29.	College Mall Bloomington, IN	Fee and Ground Lease(10) (2048)	100.0	Built 1965	707,346	Sears, Lazarus, L.S. Ayres(3), Target
30.	Columbia Center Kennewick, WA	Fee	100.0	Acquired 1987	772,043	Sears, JCPenney, Gottschalks, Barnes & Noble, The Bon Marche
31.	Coral Square Coral Springs, FL	Fee	50.0	Built 1984	946,137	Dillard's, JCPenney, Sears, Burdines(3)

32.	Cordova Mall Pensecola, FL	Fee	100.0	Acquired 1998	852,128	Ward, Parisian, Dillard's(3)
33.	Cottonwood Mall Albuquerque, NM	Fee	100.0	Built 1996	1,045,265	Dillard's, Foley's, JCPenney, Mervyn's, Ward
34.	Crossroads Mall Omaha, NE	Fee	100.0	Acquired 1994	864,928	Dillard's, Sears, Younkers, Barnes & Noble
35.	Crystal Mall Waterford, CT	Fee	74.6	Acquired 1998	786,359	Macy's, Filene's, JCPenney, Sears
36.	Crystal River Mall Crystal River, FL	Fee	100.0	Built 1990	424,430	JCPenney, Sears, Belk, Kmart
37.	Dadeland Mall Miami, FL	Fee	50.0	Acquired 1997	1,404,312	Saks Fifth Avenue, JCPenney, Burdine's, Burdine's Home Gallery, Limited, Lord & Taylor
38.	DeSoto Square Bradenton, FL	Fee	100.0	Built 1973	686,993	JCPenney, Sears, Dillard's, Burdines
39.	Eastern Hills Mall Buffalo, NY	Fee	100.0	Built 1971	997,111	Sears, JCPenney, The Bon Ton, Kaufmann's, Burlington Coat Factory
40.	Eastland Mall Evansville, IN	Fee	50.0	Acquired 1998	899,746	JC Penney, De Jong's, Famous Barr, Lazarus
41.	Eastland Mall Tulsa, OK	Fee	100.0	Built 1986	707,425	Dillard's, Foley's, Mervyn's, (11)
42.	Edison Mall Fort Myers, FL	Fee	100.0	Acquired 1997	1,046,348	Dillard's, JCPenney, Sears, Burdines(3)
43.	Emerald Square North Attleborough, MA	Fee	49.1	Acquired 1999	1,006,434	Filene's, JCPenney, Lord & Taylor, Sears
44.	Empire Mall(6) Sioux Falls, SD	Fee and Ground Lease(7) (2013)	50.0	Acquired 1998	1,056,290	JCPenney, Younkers, Sears, Daytons,(11)
45.	Fashion Mall at Keystone at the Crossing, The Indianapolis, IN	Ground Lease (2067)	100.0	Acquired 1997	653,604	Jacobsons, Parisian
46.	Florida Mall, The Orlando, FL	Fee	50.0	Built 1986	1,633,852	Dillard's, JCPenney, Lord & Taylor(9) Saks Fifth Avenue, Sears, Burdines, Nordstrom(9)
47.	Forest Mall Fond Du Lac, WI	Fee	100.0	Built 1973	474,432	JCPenney, Kohl's, Younkers, Sears, Staples

48.	Forest Village Park Mall Forestville, MD	Fee	100.0	Built 1980	418,612		JCPenney, Kmart
49.	Golden Ring Mall Baltimore, MD	Fee	100.0	Built 1974	704,960		Hecht's, Ward, Caldor(5)
50.	Granite Run Mall Media, PA	Fee	50.0	Acquired 1998	1,046,790		JCPenney, Sears, Boscovs
51.	Great Lakes Mall Cleveland, OH	Fee	100.0	Built 1961	1,314,349		Dillard's(3), Kaufmann's, JCPenney, Sears
52.	Greendale Mall Worcester, MA	Fee and Ground Lease(7) (2009)	49.1	Acquired 1999	408,224	(12)	Best Buy, Marshall's, T.J. Maxx & More
53.	Greenwood Park Mall Greenwood, IN	Fee	100.0	Acquired 1979	1,327,448		JCPenney, JCPenney Home Store, Lazarus, L.S. Ayres, Sears, Service Merchandise, Von Maur
54.	Gulf View Square Port Richey, FL	Fee	100.0	Built 1980	804,191		Sears, Dillard's, Ward, JCPenney, Burdines
55.	Gwinnett Place Atlanta, GA	Fee	50.0	Acquired 1998	1,247,353		Parisian, Macy's, Rich's JCPenney, Sears
56.	Haywood Mall Greensville, SC	Fee and Ground Lease(7) (2017)	100.0	Acquired 1998	1,244,735		Rich's, Sears, Dillard's, JCPenney, Belk Simpson
57.	Heritage Park Mall Midwest City, OK	Fee	100.0	Built 1978	607,000		Dillard's, Sears, Ward
58.	Highland Mall(6) Austin, TX	Fee and Ground Lease (2070)	50.0	Acquired 1998	1,090,099		Dillard's(3), Foley's, JCPenney
59.	Hutchinson Mall Hutchinson, KS	Fee	100.0	Built 1985	525,633		Dillard's, JCPenney, Sears, Wal-Mart
60.	Independence Center Independence, MO	Fee	100.0	Acquired 1994	1,020,129		Dillard's, Sears(3), The Jones Store Co.
61.	Indian River Mall Vero Beach, FL	Fee	50.0	Built 1996	748,010		Sears, JCPenney, Dillard's, Burdines
62.	Ingram Park Mall San Antonio, TX	Fee	100.0	Built 1979	1,129,098		Dillard's(3), Foley's, JCPenney, Sears, Beall's
63.	Irving Mall Irving, TX	Fee	100.0	Built 1971	1,125,986		Foley's, Dillard's, Mervyn's, Sears, Barnes & Noble
64.	Jefferson Valley Mall Yorktown Heights, NY	Fee	100.0	Built 1983	591,861		Macy's, Sears,(11)

65.	Knoxville Center Knoxville, TN	Fee	100.0	Built 1984	981,105	Dillard's, JCPenney, Proffitt's, Sears, Service Merchandise(5)
66.	La Plaza McAllen, TX	Fee and Ground Lease(7) (2040)	100.0	Built 1976	1,214,464	Dillard's, JCPenney, Foley's, Foley's Home Store, Sears, Beall's, Joe Brand-Lady Brand
67.	Lafayette Square Indianapolis, IN	Fee	100.0	Built 1968	1,227,716	JCPenney, LS Ayres, Sears, Lazarus, Burlington Coat Factory
68.	Laguna Hills Mall Laguna Hills, CA	Fee	100.0	Acquired 1997	866,983	Macy's, JCPenney, Sears
69.	Lake Square Mall Leesburg, FL	Fee	50.0	Acquired 1998	560,968	JCPenney, Sears, Belk, Target,
70.	Lakeline Mall N. Austin, TX	Fee	100.0	Built 1995	1,102,184	Dillard's, Foley's, Sears, JCPenney, Mervyn's
71.	Lenox Square Atlanta, GA	Fee	100.0	Acquired 1998	1,427,382	Neiman Marcus, Macy's, Rich's
72.	Liberty Tree Mall Newton, MA	Fee	49.1	Acquired 1999	828,978	Marshall's, Sports Authority, Target
73.	Lima Mall Lima, OH	Fee	100.0	Built 1965	747,513	Elder-Beerman, Sears, Lazarus, JCPenney
74.	Lincolnwood Town Center Lincolnwood, IL	Fee	100.0	Built 1990	441,213	JCPenney, Carson Pirie Scott
75.	Lindale Mall(6) Cedar Rapids, IA	Fee	50.0	Acquired 1998	690,748	Von Maur, Sears, Younkers
76.	Livingston Mall Livingston, NJ	Fee	100.0	Acquired 1998	985,053	Macy's, Sears, Lord & Taylor
77.	Longview Mall Longview, TX	Fee	100.0	Built 1978	616,445	Dillard's(3), JCPenney, Sears, Service Merchandise, Beall's
78.	Machesney Park Mall Rockford, IL	Fee	100.0	Built 1979	555,351	Seventh Avenue Direct, Bergners
79.	Mall at Rockingham Park Salem, NH	Fee	24.6	Acquired 1999	1,020,236	Macy's, Filene's, JCPenney, Sears
80.	Mall of America Minneapolis, MN	Fee(13)	27.5	Acquired 1999	2,775,958	Macy's, Bloomingdales, Nordstrom, Sears, Knott's Camp Snoopy

81.	Mall of Georgia Gwinnett County, GA	Fee	50.0	Built 1999	1,780,906		Lord & Taylor, Rich's, Dillard's, Galyan's, Haverty's, JCPenney, Nordstrom, Bed, Bath & Beyond
82.	Mall of New Hampshire Manchester, NH	Fee	49.1	Acquired 1999	804,559		Filene's, JCPenney, Sears
83.	Markland Mall Kokomo, IN	Ground Lease (2041)	100.0	Built 1968	394,008		Lazarus, Sears, Target
84.	McCain Mall N. Little Rock, AR	Ground Lease(14) (2032)	100.0	Built 1973	777,335		Sears, Dillard's, JCPenney, M.M. Cohn
85.	Melbourne Square Melbourne, FL	Fee	100.0	Built 1982	737,032		Belk, Dillard's(3), JCPenney, Burdines
86.	Memorial Mall Sheboygan, WI	Fee	100.0	Built 1969	416,572		Kohl's, Sears
87.	Menlo Park Mall Edison, NJ	Fee	100.0	Acquired 1997	1,293,458	(15)	Macy's(3), Nordstrom
88.	Mesa Mall(6) Grand Junction, CO	Fee	50.0	Acquired 1998	856,258		Sears, Herberger's, JCPenney, Target, Mervyn's
89.	Metrocenter Phoenix, AZ	Fee	50.0	Acquired 1998	1,369,722		Macy's, Dillard's, Robinsons-May, JCPenney, Sears, Vans Skate Park
90.	Miami International Mall Miami, FL	Fee	60.0	Built 1982	973,607		Sears, Dillard's, JCPenney, Burdines(3)
91.	Midland Park Mall Midland, TX	Fee	100.0	Built 1980	619,600		Dillard's(3), JCPenney, Sears, Beall's
92.	Miller Hill Mall Duluth, MN	Ground Lease (2008)	100.0	Built 1973	728,773		JCPenney, Sears, Younkers, Barnes & Noble, DSW Shoes
93.	Mounds Mall Anderson, IN	Ground Lease (2033)	100.0	Built 1965	407,681		Elder-Beerman, JCPenney, Sears
94.	Muncie Mall Muncie, IN	Fee	100.0	Built 1970	658,018		JCPenney, L.S. Ayres, Sears, Elder Beerman,(11)
95.	Nanuet Mall Nanuet, NY	Fee	100.0	Acquired 1998	915,030		Macy's, Boscov(9), Sears
96.	North East Mall Hurst, TX	Fee	100.0	Built 1971	1,326,861		Saks Fifth Avenue, Nordstrom, Dillard's, JCPenney, Ward, Sears, Foley's(9)

97.	North Towne Square Toledo, OH	Fee	100.0	Built 1980	749,109		Ward,(11)
98.	Northfield Square Bradley, IL	Fee(8)	31.6	Built 1990	558,535		Sears, JCPenney, Carson Pirie Scott(3)
99.	Northgate Mall Seattle, WA	Fee	100.0	Acquired 1987	1,006,713		Nordstrom, JCPenney, Gottschalk, The Bon Marche
100.	Northlake Mall Atlanta, GA	Fee	100.0	Acquired 1998	961,919		Parisian, Macy's, Sears, JCPenney
101.	Northpark Mall Davenport, IA	Fee	50.0	Acquired 1998	1,042,118		Von Maur, Younkers, Ward, JCPenney, Sears, Barnes & Noble(9)
102.	Northshore Mall Peabody, MA	Fee	49.1	Acquired 1999	1,690,958		Macy's, Filene's, JCPenney, Lord & Taylor, Sears
103.	Northwoods Mall Peoria, IL	Fee	100.0	Acquired 1983	667,957		Famous Barr, JCPenney, Sears
104.	Oak Court Mall Memphis, TN	Fee	100.0	Acquired 1997	852,315	(16)	Dillard's(3), Goldsmith's
105.	Ocean County Mall Toms River, NJ	Fee	100.0	Acquired 1998	871,827		Macy's, JCPenney, Macy's, Sears
106.	Orange Park Mall Jacksonville, FL	Fee	100.0	Acquired 1994	931,095		Dillard's, JCPenney, Sears, Belk
107.	Orland Square Orland Park, IL	Fee	100.0	Acquired 1997	1,248,714		JCPenney, Marshall Field, Sears, Carson Pirie Scott
108.	Paddock Mall Ocala, FL	Fee	100.0	Built 1980	559,541		JCPenney, Sears, Belk, Burdines

109.	Palm Beach Mall West Palm Beach, FL	Fee	100.0	Built 1967	1,217,508		Dillard's, JCPenney, Sears, Lord & Taylor, Burdines, Borders Books & Music, DSW Shoes, MARS
110.	Phipps Plaza Atlanta, GA	Fee	100.0	Acquired 1998	821,514		Lord & Taylor, Parisian, Saks Fifth Avenue
111.	Port Charlotte Town Center Port Charlotte, FL	Ground Lease (2064)(8)	80.0	Built 1989	781,288		Dillard's, Ward, JCPenney, Sears, Burdines
112.	Prien Lake Mall Lake Charles, LA	Fee and Ground Lease(7) (2025)	100.0	Built 1972	812,475		Dillards, JCPenney, Ward, Sears, The White House
113.	Raleigh Springs Mall Memphis, TN	Fee and Ground Lease(7) (2018)	100.0	Built 1979	900,593		Dillard's, Sears, JCPenney, Goldsmith's
114.	Randall Park Mall Cleveland, OH	Fee	100.0	Built 1976	1,569,911		Dillard's, Kaufmann's, Sears, Burlington Coat Factory, Ohio Furniture Mart.com(11)
115.	Richardson Square Dallas, TX	Fee	100.0	Built 1977	745,746		Dillard's, Sears, Stein Mart, Ward, Ross Dress for Less, Barnes & Noble
116.	Richmond Square Richmond, IN	Fee	100.0	Built 1966	390,834		Dillard's, JCPenney, Sears, Office Max
117.	Richmond Town Square Cleveland, OH	Fee	100.0	Built 1966	1,021,696		Sears, JCPenney, Kaufmann's, Barnes & Noble, Old Navy
118.	River Oaks Center Calumet City, IL	Fee	100.0	Acquired 1997	1,362,262	(17)	Sears, JCPenney, Carson Pirie Scott, Marshall Field's
119.	Rockaway Townsquare Rockaway, NJ	Fee	100.0	Acquired 1998	1,240,800		Macy's, Lord & Taylor, JCPenney, Sears
120.	Rolling Oaks Mall North San Antonio, TX	Fee	100.0	Built 1988	755,934		Sears, Dillard's, Foley's,
121.	Roosevelt Field Mall Garden City, NY	Ground Lease(7) (2090)	100.0	Acquired 1998	2,174,482		Macy's, Bloomingdale's, JCPenney, Nordstrom

122.	Ross Park Mall Pittsburgh, PA	Fee	100.0	Built 1986	1,276,164	Lazarus, JCPenney, Sears, Kaufmann's, Media Play, Designer Shoe Warehouse
123.	Rushmore Mall(6) Rapid City, SD	Fee	50.0	Acquired 1998	833,791	JCPenney, Sears, Herberger's, Hobby Lobby, Target
124.	St. Charles Towne Center Waldorf, MD	Fee	100.0	Built 1990	1,052,875	Sears, JCPenney, Kohl's, Ward, Hecht's(3)
125.	Santa Rosa Plaza Santa Rosa, CA	Fee	100.0	Acquired 1998	695,577	Macy's, Mervyn's, Sears
126.	Seminole Towne Center Sanford, FL	Fee	45.0	Built 1995	1,153,226	Dillard's, JCPenney, Parisian, Sears, Burdines
127.	Shops at Mission Viejo Mall, The Mission Viejo, CA	Fee	100.0	Built 1979	1,085,701	Macy's, Saks Fifth Avenue, Robinsons—May, Nordstrom
128.	Smith Haven Mall Lake Grove, NY	Fee	25.0	Acquired 1995	1,331,436	Macy's, Sears, JCPenney
129.	Solomon Pond Mall Marlborough, MA	Fee	49.1	Acquired 1999	880,815	Filene's, Sears, JCPenney, Linens 'N Things
130.	Source, The Long Island, NY	Fee	25.0	Built 1997	729,485	Off 5th-Saks Fifth Avenue, Fortunoff, Nordstrom Rack, Old Navy, Circuit City, Virgin Megastore
131.	South Hills Village Pittsburgh, PA	Fee	100.0	Acquired 1997	1,120,424	Sears, Kaufmann's, Lazarus
132.	South Park Mall Shreveport, LA	Fee	100.0	Built 1975	858,675	Burlington Coat Factory, Stage, Ward(5)
133.	South Shore Plaza Braintree, MA	Fee	100.0	Acquired 1998	1,432,258	Macy's, Filene's, Lord & Taylor, Sears
134.	Southern Hills Mall(6) Sioux City, IA	Fee	50.0	Acquired 1998	752,286	Younkers, Sears, Target
135.	Southern Park Mall Youngstown, OH	Fee	100.0	Built 1970	1,202,675	Dillard's, JCPenney, Sears, Kaufmann's
136.	Southgate Mall Yuma, AZ	Fee	100.0	Acquired 1988	321,564	Sears, Dillard's, JCPenney, Hastings
137.	SouthPark Mall Moline, IL	Fee	50.0	Acquired 1998	1,034,687	JCPenney, Ward, Younkers, Sears, Von Maur

138.	SouthRidge Mall(6) Des Moines, IA	Fee	50.0	Acquired 1998	1,008,542	Sears, Younkers, JCPenney, Target,(11)
139.	Square One Mall Saugus, MA	Fee	49.1	Acquired 1999	848,240	Filene's, Sears, Service Merchandise, TJMaxx & More
140.	Summit Mall Akron, OH	Fee	100.0	Built 1965	698,372	Dillard's(3), Kaufmann's
141.	Sunland Park Mall El Paso, TX	Fee	100.0	Built 1988	923,317	JCPenney, Mervyn's, Sears, Dillard's(3)
142.	Tacoma Mall Tacoma, WA	Fee	100.0	Acquired 1987	1,265,579	Nordstrom, Sears, JCPenney, The Bon Marche, Mervyn's
143.	Tippecanoe Mall Lafayette, IN	Fee	100.0	Built 1973	861,379	Lazarus, Sears, L.S. Ayres, JCPenney, Kohl's
144.	Town Center at Boca Raton Boca Raton, FL	Fee	100.0	Acquired 1998	1,501,384	Lord & Taylor, Saks Fifth Avenue, Bloomingdale's, Sears, Burdines, Nordstrom
145.	Town Center at Cobb Atlanta, GA	Fee	50.0	Acquired 1998	1,272,722	Macy's, Parisian, Sears, JCPenney, Rich's
146.	Towne East Square Wichita, KS	Fee	100.0	Built 1975	1,090,464	Dillard's, JCPenney, Sears, Von Maur(9), Steinmart
147.	Towne West Square Wichita, KS	Fee	100.0	Built 1980	965,933	Dillard's(3), Sears, JCPenney, Ward,(11)
148.	Treasure Coast Square Jenson Beach, FL	Fee	100.0	Built 1987	808,492	Dillard's(3), Sears, JCPenney, Burdines
149.	Tyrone Square St. Petersburg, FL	Fee	100.0	Built 1972	1,128,154	Dillard's, JCPenney, Sears, Borders, Burdines
150.	University Mall Little Rock, AR	Ground Lease (2026)	100.0	Built 1967	565,450	JCPenney, M.M. Cohn, Ward
151.	University Mall Pensacola, FL	Fee	100.0	Acquired 1994	711,723	JCPenney, Sears, McRae's
152.	University Park Mall South Bend, IN	Fee	60.0	Built 1979	943,147	LS Ayres, JCPenney, Sears, Marshall Fields
153.	Upper Valley Mall Springfield, OH	Fee	100.0	Built 1971	750,376	Lazarus, JCPenney, Sears, Elder-Beerman
154.	Valle Vista Mall Harlingen, TX	Fee	100.0	Built 1983	656,341	Dillard's, Mervyn's, Sears, JCPenney, Marshalls, Beall's

155.	Valley Mall Harrisonburg, VA	Fee	50.0	Acquired 1998	482,359	JCPenney, Belk, Wal-Mart, Peebles
156.	Virginia Center Commons Richmond, VA	Fee	100.0	Built 1991	788,012	Dillard's(3), Hecht's, JCPenney, Sears
157.	Walt Whitman Mall Huntington Station, NY	Ground Rent (2012)	98.4	Acquired 1998	1,030,093	Macy's, Lord & Taylor, Bloomingdale's, Saks Fifth Avenue
158.	Washington Square Indianapolis, IN	Fee	100.0	Built 1974	1,133,855	L.S. Ayres, Lazarus, Target, Sears(11)
159.	West Ridge Mall Topeka, KS(18)	Fee	100.0	Built 1988	1,040,736	Dillard's, JCPenney, The Jones Store, Sears, Ward
160.	West Town Mall Knoxville, TN	Ground Lease (2042)	50.0	Acquired 1991	1,333,885	Parisian, Dillard's, JCPenney, Proffitt's, Sears
161.	Westchester, The White Plains, NY	Fee	40.0	Acquired 1997	826,282	Neiman Marcus, Nordstrom
162.	Westminster Mall Westminster, CA	Fee	100.0	Acquired 1998	1,079,574	Sears, JCPenney, Robinsons-May, Macy's(9)
163.	White Oaks Mall Springfield, IL	Fee	77.0	Built 1977	951,418	Famous Barr(3), Ward, Sears, Bergner's
164.	Windsor Park Mall San Antonio, TX	Fee	100.0	Built 1976	1,092,992	Ward, Dillard's(11), JCPenney, Mervyn's
165.	Woodville Mall Toledo, OH	Fee	100.0	Built 1969	771,461	Sears, Elder-Beerman, Andersons,(11)

VALUE-ORIENTED REGIONAL MALLS
1.	Arizona Mills(6) Tempe, AZ	Fee	26.3	Built 1997	1,227,564
						Off 5th-Saks Fifth Avenue Outlet, JCPenney Outlet, Burlington Coat Factory, Oshman's Super Sport, Rainforest Cafe, GameWorks, Hi-Health, Linens 'N Things, Ross Dress for Less, Group USA, Marshalls, Last Call, Off Rodeo, Virgin Megastore
2.	Arundel Mills(6) Anne Arundel, MD	Fee	37.5	Built 2000	948,826	Sun & Ski Sports, For Your Entertainment, Jillian's, Bed, Bath & Beyond
3.	Concord Mills(6) Concord, NC	Fee	37.5	Built 1999	1,260,655	Saks Fifth Avenue, Alabama Grill, Bass Pro, Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, Group USA, Jillian's, T.J. Maxx, F.Y.E., Jeepers
4.	Grapevine Mills(6) Grapevine (Dallas/Ft. Worth), TX	Fee	37.5	Built 1997	1,370,548	Off 5th-Saks Fifth Avenue Outlet, JCPenney Outlet, Books-A-Million, Burlington Coat Factory, Rainforest Caf, Group USA, Bed, Bath & Beyond, Polar Ice, GameWorks

5.	Ontario Mills(6) Ontario, CA	Fee	25.0	Built 1996	1,596,096
							Off 5th-Saks Fifth Avenue Outlet, JCPenney Outlet, Burlington Coat Factory, Marshall's, Sports Authority, Dave & Busters, Group USA, T.J. Maxx, Foozles, Totally for Kids, Bed, Bath & Beyond, Off Rodeo, Mikasa, Virgin Megastore, GameWorks

SPECIALTY RETAIL CENTERS
1.	Atrium Mall Chestnut Hill, MA	Fee	49.1	Acquired 1999	214,754		Border Books & Music, Cheesecake, Tiffany
2.	Orlando Premium Outlets(6) Orlando, FL	Fee	50.0	Built 2000	420,026		—
3.	The Forum Shops at Caesars Las Vegas, NV	Ground Lease (2050)	(19)	Built 1992	479,667		—
4.	The Shops at Sunset Place Miami, FL	Fee	37.5	Built 1999	503,722		Niketown, Barnes & Noble, Gameworks, Virgin Megastore, Z Gallerie
5.	Trolley Square Salt Lake City, UT	Fee	90.0	Acquired 1986	219,474		—

OFFICE AND MIXED-USE PROPERTIES
1.	Fashion Centre at Pentagon City, The Arlington, VA	Fee	21.0	Built 1989	990,804	(20)	Macy's, Nordstrom
2.	New Orleans Centre/CNG Tower New Orleans, LA	Fee and Ground Lease (2084)	100.0	Built 1988	1,047,913	(21)	Macy's, Lord & Taylor
3.	O'Hare International Center Rosemont, IL	Fee	100.0	Built 1988	512,262	(22)	—
4.	Riverway Rosemont, IL	Fee	100.0	Acquired 1991	817,289	(23)	—

COMMUNITY SHOPPING CENTERS
1.	Arboretum, The Austin, TX	Fee	100.0	Acquired 1998	211,947	Barnes & Noble
2.	Bloomingdale Court Bloomingdale, IL	Fee	100.0	Built 1987	598,561	Wal-Mart, Best Buy, T.J. Maxx N More, Frank's Nursery, Office Max, Old Navy, Service Merchandise, Dress Barn, Linen 'N Things
3.	Boardman Plaza Youngstown, OH	Fee	100.0	Built 1951	641,021	AMES, Burlington Coat Factory, Giant Eagle, Michael's, Linens-N-Things, T.J. Maxx,(11)
4.	Bridgeview Court Bridgeview, IL	Fee	100.0	Built 1988	278,184	AMES(5),(11)
5.	Brightwood Plaza Indianapolis, IN	Fee	100.0	Built 1965	41,893	Preston Safeway
6.	Celina Plaza El Paso, TX	Fee and Ground Lease(24) (2027)	100.0	Built 1978	32,622
7.	Century Mall Merrillville, IN(25)	Fee	100.0	Acquired 1982	414,534	Burlington Coat Factory, Ward
8.	Charles Towne Square Charleston, SC	Fee	100.0	Built 1976	199,693	Ward
9.	Chesapeake Center Chesapeake, VA	Fee	100.0	Built 1989	299,604	Service Merchandise, Phar Mor, K-Mart
10.	Cobblestone Court Victor, NY	Fee and Ground Lease(10) (2038)	35.0	Built 1993	265,493	Dick's Sporting Goods, Kmart, Office Max
11.	Countryside Plaza Countryside, IL	Fee and Ground Lease(10) (2058)	100.0	Built 1977	435,608	Best Buy, Old Country Buffet, KMart(11)
12.	Crystal Court Crystal Lake, IL	Fee	35.0	Built 1989	284,816	Cub Foods, Wal-Mart, Service Merchandise,(11)
13.	Eastgate Consumer Mall Indianapolis, IN	Fee	100.0	Acquired 1981	465,620	Burlington Coat Factory
14.	Eastland Convenience Center Evansville, IN	Ground Lease (2075)	50.0	Acquired 1998	173,069	Service Merchandise, Marshalls, Kids "R" Us, Toys "R" Us, Bed Bath & Beyond
15.	Eastland Plaza Tulsa, OK	Fee	100.0	Built 1986	188,229	Marshalls, Target, Toys "R" Us

16.	Empire East(6) Sioux Falls, SD	Fee	50.0	Acquired 1998	271,351	Kohl's, Target
17.	Fairfax Court Fairfax, VA	Fee	26.3	Built 1992	258,738	Burlington Coat Factory, Circuit City Superstore, Today's Man
18.	Forest Plaza Rockford, IL	Fee	100.0	Built 1985	435,404	Kohl's, Marshalls, Media Play, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed, Bath & Beyond, Petco
19.	Fox River Plaza Elgin, IL	Fee	100.0	Built 1985	324,873	Big Lots, Builders Square(5), Kmart,(11)
20.	Gaitway Plaza Ocala, FL	Fee	23.3	Built 1989	229,973	Ward, Books-A-Million, Office Depot, T.J. Maxx
21.	Glen Burnie Mall Glen Burnie, MD	Fee	100.0	Built 1963	455,112	Ward, Toys "R" Us, Best Buy, Dick's Clothing & Sporting Goods
22.	Great Lakes Plaza Cleveland, OH	Fee	100.0	Built 1976	164,104	Circuit City, Best Buy, Michael's, Cost Plus World Market
23.	Great Northeast Plaza Philadelphia, PA	Fee	50.0	Acquired 1989	298,242	Sears, Phar Mor
24.	Greenwood Plus Greenwood, IN	Fee	100.0	Built 1979	173,481	Best Buy, Kohl's
25.	Griffith Park Plaza Griffith, IN	Ground Lease (2060)	100.0	Built 1979	274,230	Kmart, Service Merchandise,(11)
26.	Grove at Lakeland Square, The Lakeland, FL	Fee	100.0	Built 1988	215,591	Sports Authority
27.	Highland Lakes Center Orlando, FL	Fee	100.0	Built 1991	478,014	Target, Marshalls, Bed, Bath & Beyond, Foods Festival, Ross Dress for Less, Office Max
28.	Indian River Commons Vero Beach, FL	Fee	50.0	Built 1997	264,690	HomePlace, Lowe's, Office Max,(11)
29.	Ingram Plaza San Antonio, TX	Fee	100.0	Built 1980	111,518	—
30.	Keystone Shoppes Indianapolis, IN	Ground Lease (2067)	100.0	Acquired 1997	29,140	—

31.	Knoxville Commons Knoxville, TN	Fee	100.0	Built 1987	180,355	Office Max, Trees 'N Trends, Circuit City
32.	Lake Plaza Waukegan, IL	Fee	100.0	Built 1986	218,208	Pic 'N Save, Home Owners Buyer's Outlet,(11)
33.	Lake View Plaza Orland Park, IL	Fee	100.0	Built 1986	382,019	Service Merchandise, Best Buy(3), Marshalls, Ulta Cosmetics, Factory Card Outlet, Golf Galaxy, Linens-N-Things(3), Pet Care Plus,(11)
34.	Lakeline Plaza Austin, TX	Fee	100.0	Built 1998	344,675	Old Navy, Best Buy, Cost Plus World Market, Linens-N-Things, Office Max, Petsmart, Ross Dress for Less, T.J. Maxx, Party City, Ulta Cosmetics
35.	Lima Center Lima, OH	Fee	100.0	Built 1978	201,154	AMES, Hobby Lobby
36.	Lincoln Crossing O'Fallon, IL	Fee	100.0	Built 1990	161,337	Wal-Mart, PetsMart
37.	Mainland Crossing Galveston, TX	Fee(8)	80.0	Built 1991	390,987	Hobby Lobby, Sam's Club, Wal-Mart
38.	Mall of Georgia Crossing Gwinnett County, GA	Fee	50.0	Built 1999	440,452	Target, Nordstrom Rack, Best Buy, Staples, T.J. Maxx N More, Dekor
39.	Markland Plaza Kokomo, IN	Fee	100.0	Built 1974	111,166	Spiece,(11)
40.	Martinsville Plaza Martinsville, VA	Space Lease (2036)	100.0	Built 1967	102,105	Rose's
41.	Matteson Plaza Matteson, IL	Fee	100.0	Built 1988	274,805	Service Merchandise, Dominick's, Michael's Arts & Crafts, Value City
42.	Memorial Plaza Sheboygan, WI	Fee	100.0	Built 1966	141,177	Office Max,(11)
43.	Mounds Mall Cinema Anderson, IN	Fee	100.0	Built 1974	7,500	—
44.	Muncie Plaza Muncie, IN	Fee	100.0	Built 1998	172,651	Kohl's, Office Max, Shoe Carnival, T.J. Maxx
45.	New Castle Plaza New Castle, IN	Fee	100.0	Built 1966	91,648	Goody's

46.	North Ridge Plaza Joliet, IL	Fee	100.0	Built 1985	367,282	Service Merchandise, Best Buy, Cub Foods, Hobby Lobby, Office Max
47.	North Riverside Park Plaza North Riverside, IL	Fee	100.0	Built 1977	119,608	Dominick's
48.	Northland Plaza Columbus, OH	Fee and Ground Lease(7) (2085)	100.0	Built 1988	209,534	Marshalls, Phar-Mor, Hobby Lobby
49.	Northwood Plaza Fort Wayne, IN	Fee	100.0	Built 1974	209,374	Target, Cinema Grill,(11)
50.	Park Plaza Hopkinsville, KY	Fee and Ground Lease(7) (2039)	100.0	Built 1968	115,024	Wal-Mart(5)
51.	Plaza at Buckland Hills, The Manchester, CT	Fee	35.0	Built 1993	334,491	Toys "R" Us, Jo-Ann Etc., Kids "R" Us, Service Merchandise, Comp USA, Linens-N-Thing's, Party City, The Floor Store, Pay Half
52.	Regency Plaza St. Charles, MO	Fee	100.0	Built 1988	287,526	Wal-Mart, Sam's Wholesale, Bed,
53.	Ridgewood Court Jackson, MS	Fee	35.0	Built 1993	240,820	T.J. Maxx, Service Merchandise, Bed, Bath & Beyond, Best Buy, Marshall's(11)
54.	Rockaway Convenience Center Rockaway, NJ	Fee	100.0	Acquired 1998	135,309	Kids "R" Us, AMCE Grocery
55.	Royal Eagle Plaza Coral Springs, FL	Fee	35.0	Built 1989	198,986	Kmart, Stein Mart
56.	Shops at Northeast Mall, The Hurst, TX	Fee	100.0	Built 1999	364,750	Old Navy, Nordstrom Rack, Bed, Bath & Beyond, Office Max, Michael's, Petsmart, T.J. Maxx, Ulta Cosmectics, Best Buy, Zany Brainy
57.	St. Charles Towne Plaza Waldorf, MD	Fee	100.0	Built 1987	404,949	Value City Furniture, T.J. Maxx, Ames, Jo Ann Fabrics, CVS, Shoppers Food Warehouse,(11)
58.	Teal Plaza Lafayette, IN	Fee	100.0	Built 1962	101,087	Circuit City, Hobby-Lobby, The Pep Boys

59.	Terrace at The Florida Mall Orlando, FL	Fee	100.0	Built 1989	332,980	Marshalls, Service Merchandise, Target, Home Place,(11)
60.	Tippecanoe Plaza Lafayette, IN	Fee	100.0	Built 1974	94,598	Best Buy, Barnes & Noble
61.	University Center South Bend, IN	Fee	60.0	Built 1980	150,548	Best Buy, Michaels, Service Merchandise
62.	Village Park Plaza Westfield, IN	Fee	35.0	Built 1990	528,051	Wal-Mart, Galyan's, Frank's Nursery, Kohl's, Marsh
63.	Wabash Village West Lafayette, IN	Ground Lease (2063)	100.0	Built 1970	124,748	Kmart
64.	Washington Plaza Indianapolis, IN	Fee	100.0	Built 1976	50,107	Kids "R" Us
65.	Waterford Lakes Town Center Orlando, FL	Fee	100.0	Built 1999	802,308	Super Target, T.J. Maxx, Barnes & Noble, Ross Dress for Less, Petsmart, Bed, Bath & Beyond, Old Navy, Best Buy, Office Max
66.	West Ridge Plaza Topeka, KS	Fee	100.0	Built 1988	237,729	Target, T.J. Maxx, Toys "R" Us,
67.	West Town Corners Altamonte Springs, FL	Fee	23.3	Built 1989	385,196	Wal-Mart, Service Merchandise, Sports Authority, PetsMart, Winn Dixie
68.	Westland Park Plaza Orange Park, FL	Fee	23.3	Built 1989	163,154	Burlington Coat Factory, PetsMart, Sports Authority, Sound Advice
69.	White Oaks Plaza Springfield, IL	Fee	100.0	Built 1986	400,303	Kohl's, Kids "R" Us, Office Max, T.J. Maxx, Toys "R" Us, Cub Foods
70.	Wichita Mall Wichita, KS	Ground Lease (2022)	100.0	Built 1969	379,457	Ward, Office Max,(11)
71.	Willow Knolls Court Peoria, IL	Fee	35.0	Built 1990	382,377	Kohl's, Phar-Mor, Sam's Wholesale Club
72.	Wood Plaza Fort Dodge, IA	Ground Lease (2045)	100.0	Built 1968	94,993	Country General
73.	Yards Plaza, The Chicago, IL	Fee	35.0	Built 1990	273,054	Burlington Coat Factory, Ward, Value City

PROPERTIES UNDER CONSTRUCTION
1.	Bowie Town Center Bowie, MD	Fee	100.0	(26)	559,540	Sears, Hecht's
2.	Montreal Forum Montreal, Canada	Fee	35.0	(27)	275,711	Morentzos, Jilians, Showmax

Footnotes:

(1)
The date listed is the expiration date of the last renewal option available to the Operating entity under the ground lease. In a majority of the ground leases, the lessee has either a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective Property.

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

(14)
Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.

(15)
Primarily retail space with approximately 43,939 square feet of office space.

(16)
Primarily retail space with approximately 130,000 square feet of office space.

(17)
Primarily retail space with approximately 107, 600 square feet of office space.

(18)
Includes outlots in which the SPG Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the Property.

(19)
The SPG Operating Partnership owns 60% of the original phase of this Property and 55% of phase II. The SPG Operating Partnership has entered into a letter of intent to redeem all of the interests of the limited partners at this property. This transaction is subject to final documentation and customary closing conditions.

(20)
Primarily retail space with approximately 169,100 square feet of office space. The SPG Operating Partnership has elected to exercise certain rights set forth in the partnership agreement for this property and acquire the 50% partnership interest of one of the partners at this property.

(21)
Primarily retail space with approximately 509,500 square feet of office space.

(22)
Primarily office space with approximately 12,800 square feet of retail space.

(23)
Primarily office space with approximately 24,300 square feet of retail space.

(24)
Indicates ground lease covers outparcel only.

(25)
The SPG Operating Partnership sold its interest effective February 1, 2001.

(26)
Scheduled to open during the fall of 2001.

(27)
Scheduled to open during the summer of 2001.

(28)
On December 28, 2000, Montgomery Ward LLC and certain of its related entities ("Ward") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. A limited liability company was formed by affiliates of Kimco Realty Corporation, (the Schottenstein organization) and the Management Company has acquired the right to designate persons or entities to whom the Ward real estate assets will be sold. Thus far, Target Corp., Sears Roebuck & Co. and May Department Stores have entered into agreements to collectively acquire sixty-six (66) of the former Ward stores, of which ten (10) are located at the Portfolio Properties. These transactions are subject to Bankruptcy Court approval.

  Land Held for Development

    Simon Group has direct or indirect ownership interests in eleven parcels of land held for future development, containing an aggregate of approximately 772 acres located in eight states. In addition, Simon Group, through the Management Company, has interests in two parcels of land totaling 243 acres, which were previously held for development, but are now being marketed for sale.

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

  Mortgage Financing on Properties

    The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. Substantially all of the mortgage and property related debt is nonrecourse, although certain Unitholders have guaranteed a portion of the property related debt in the aggregate amount of $618.7 million.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
(Dollars in thousands)

Property Name	(50) Interest Rate		Face Amount at 12/31/2000	Annual Debt Service		Maturity Date
Combined Consolidated Indebtedness:
Secured Indebtedness
Simon Property Group, L.P.:
Anderson Mall—1(1)	6.57%		19,000	1,248	(2)	3/15/2003	(4)
Anderson Mall—2(1)	7.01%		8,500	596	(2)	3/15/2003	(4)
Arboretum	8.15	%(3)	34,000	2,770	(2)	11/30/2003	(4)
Arsenal Mall—1	6.75%		34,268	2,808		9/28/2008
Arsenal Mall—2	8.20%		2,164	286		5/15/2016
Battlefield Mall—1	7.50%		46,373	4,765		1/1/2004
Battlefield Mall—2	6.81%		44,053	3,524		1/1/2004
Biltmore Square	7.95%		26,000	2,067	(2)	12/11/2010
Bloomingdale Court(5)	7.78%		29,617	2,578		10/1/2009
Bowie Mall	8.15	%(3)	8,657	705	(2)	12/14/2003
Brunswick Square	8.15	%(3)	45,000	3,666	(2)	6/12/2005	(4)
Century III Mall	6.78%		66,000	4,475	(2)	7/1/2003
Chesapeake Center	8.44%		6,563	554	(2)	5/15/2015
Chesapeake Square	7.28%		45,207	4,883		7/1/2001
Cielo Vista Mall—1(6)	9.38%		53,753	5,828		5/1/2007
Cielo Vista Mall—2(6)	8.13%		1,501	376		11/1/2005
Cielo Vista Mall—3(6)	6.76%		38,140	3,039		5/1/2007
CMBS Loan—Fixed Component(7)	7.31%		175,000	12,790	(2)	12/15/2004
CMBS Loan—Variable Component(7)	6.16	%(8)	50,000	3,078	(2)	12/15/2004
College Mall—1(9)	7.00%		40,568	3,908		1/1/2009
College Mall—2(9)	6.76%		11,747	935		1/1/2009
Columbia Center	7.62%		42,326	3,225	(2)	3/15/2002
Crystal River	7.63%		16,288	1,385		11/11/2010
Eastland Mall (OK)(12)	6.81%		15,000	1,022	(2)	3/15/2003	(4)
Forest Mall—1(12)	6.57%		12,800	841	(2)	3/15/2003	(4)
Forest Mall—2(12)	6.81%		2,750	187	(2)	3/15/2003	(4)
Forest Plaza(5)	7.78%		16,244	1,414		10/1/2009
Forest Village Park Mall—1(1)	6.57%		20,600	1,353	(2)	3/15/2003	(4)
Forest Village Park Mall—2(1)	7.01%		1,250	88	(2)	3/15/2003	(4)
Forum Phase I—Class A-1	7.13%		46,996	3,348	(2)	5/15/2004
Forum Phase I—Class A-2	6.19	%(13)	44,386	2,747	(2)	5/15/2004
Forum Phase II—Class A-1	7.13%		43,004	3,064	(2)	5/15/2004
Forum Phase II—Class A-2	6.19	%(13)	40,614	2,514	(2)	5/15/2004
Golden Ring Mall(12)	6.57%		29,750	1,955	(2)	3/15/2003	(4)
Great Lakes Mall—1	6.74%		52,632	3,547	(2)	3/1/2001
Great Lakes Mall—2	7.07%		8,489	600	(2)	3/1/2001
Greenwood Park Mall—1(9)	7.00%		33,977	3,273		1/1/2009
Greenwood Park Mall—2(9)	6.76%		60,696	4,831		1/1/2009
Grove at Lakeland Square, The	8.44%		3,750	317	(2)	5/15/2015
Gulf View Square	8.25%		36,447	3,652		10/1/2006
Highland Lakes Center	8.15	%(3)	14,377	1,171	(2)	3/1/2002

Hutchinson Mall—1(12)	8.44%		11,242	1,104		3/15/2003	(4)
Hutchinson Mall—2(12)	6.81%		4,500	306	(2)	3/15/2003	(4)
Jefferson Valley Mall	7.90	%(14)	60,000	4,738	(2)	1/11/2004	(4)
Keystone at the Crossing	7.85%		62,894	5,642		7/1/2027
Lake View Plaza(5)	7.78%		21,593	1,880		10/1/2009
Lakeline Mall	7.65%		71,373	6,295		5/1/2007
Lakeline Plaza(5)	7.78%		23,673	2,061		10/1/2009
Lima Mall—1	7.12%		14,180	1,010	(2)	3/1/2002
Lima Mall—2	7.12%		4,723	336	(2)	3/1/2002
Lincoln Crossing(5)	7.78%		3,269	285		10/1/2009
Longview Mall—1(1)	6.57%		22,100	1,452	(2)	3/15/2003	(4)
Longview Mall—2(1)	7.01%		5,500	386	(2)	3/15/2003	(4)
Mainland Crossing	8.15	%(3)	1,603	131	(2)	3/31/2002
Markland Mall(12)	6.57%		10,000	657	(2)	3/15/2003	(4)
Matteson Plaza(5)	7.78%		9,509	828		10/1/2009
McCain Mall—1(6)	9.38%		25,100	2,721		5/1/2007
McCain Mall—2(6)	6.76%		17,604	1,402		5/1/2007
Melbourne Square	7.42%		38,362	3,374		2/1/2005
Miami International Mall	6.91%		45,316	3,758		12/21/2003
Midland Park Mall—1(12)	6.57%		22,500	1,478	(2)	3/15/2003	(4)
Midland Park Mall—2(12)	6.81%		5,500	375	(2)	3/15/2003	(4)
Muncie Plaza(5)	7.78%		8,221	716		10/1/2009
Net Lease (Atlanta)	8.00%		667	263		12/1/2002
Net Lease (Chattanooga)	6.80%		387	274		5/31/2002
North East Mall	8.02	%(15)	135,761	10,890	(2)	5/20/2004	(4)
North Riverside Park Plaza—1	9.38%		3,679	452		9/1/2002
North Riverside Park Plaza—2	10.00%		3,543	420		9/1/2002
North Towne Square(12)	6.57%		23,500	1,544	(2)	3/15/2003	(4)
Northgate Shopping Center	7.62%		79,035	6,022	(2)	3/15/2002
Orland Square	7.74	%(16)	50,000	3,871	(2)	9/1/2001
Paddock Mall	8.25%		28,988	2,905		10/1/2006
Palm Beach Mall	7.50%		48,282	4,803		12/15/2002
Port Charlotte Town Center	7.98%		53,250	4,249	(2)	12/11/2010
Raleigh Springs Mall	8.30	%(47)	11,000	913	(2)	2/23/2003
Randall Park Mall—1	9.75	%(46)	35,000	3,411	(2)	12/11/2001	(4)
Randall Park Mall—2	11.65	%(46)	5,000	582	(2)	12/11/2001	(4)
Regency Plaza(5)	7.78%		4,457	388		10/1/2009
Richmond Towne Square	7.65	%(11)	56,851	4,347	(2)	7/15/2003	(4)
River Oaks Center	8.67%		32,500	2,818	(2)	6/1/2002
Shops @ Mission Viejo	7.80	%(17)	141,314	11,017	(2)	8/31/2003	(4)
South Park Mall—1(1)	7.25%		19,194	1,717		3/15/2003	(4)
South Park Mall—2(1)	7.01%		6,799	570		3/15/2003	(4)
St. Charles Towne Plaza(5)	7.78%		28,527	2,483		10/1/2009
Sunland Park Mall(18)	8.63%		38,710	3,773		1/1/2026
Tacoma Mall	7.62%		92,474	7,047	(2)	3/15/2002
Terrace at Florida Mall, The	8.44%		4,688	396	(2)	5/15/2015
Tippecanoe Mall—1(9)	8.45%		44,649	4,647		1/1/2005
Tippecanoe Mall—2(9)	6.81%		15,666	1,253		1/1/2005

Towne East Square—1(9)	7.00%		53,638	5,167		1/1/2009
Towne East Square—2(9)	6.81%		24,478	1,958		1/1/2009
Treasure Coast Square—1	7.42%		51,575	4,714		1/1/2006
Treasure Coast Square—2	8.06%		11,892	1,063		1/1/2006
Trolley Square	9.03%		29,700	2,880		8/1/2010
University Park Mall	7.43%		59,500	4,421	(2)	10/1/2007
Valle Vista Mall—1(6)	9.38%		33,243	3,604		5/1/2007
Valle Vista Mall—2(6)	6.81%		7,826	626		5/1/2007
Waterford Lakes	8.05	%(20)	56,998	4,586	(2)	8/15/2004	(4)
West Ridge Plaza(5)	7.78%		5,745	500		10/1/2009
White Oaks Mall	8.39	%(21)	16,500	1,385	(2)	3/1/2001
White Oaks Plaza(5)	7.78%		17,532	1,526		10/1/2009
Windsor Park Mall—1	8.00%		5,610	544		3/1/2001
Windsor Park Mall—2	8.00%		8,625	811		5/1/2012

Total Combined Consolidated Secured Indebtedness			$3,164,032

Unsecured Indebtedness
Simon Property Group, L.P.:
CPI Merger Facility—2 (1.4B)	7.30%		450,000		32,833	(2)	3/24/2001
CPI Merger Facility—3 (1.4B)	7.30%		475,000		34,657	(2)	9/24/2001
Medium Term Notes—1	7.13%		100,000		7,125	(22)	6/24/2005
Medium Term Notes—2	7.13%		180,000		12,825	(22)	9/20/2007
Putable Asset Trust Securities	6.75%		100,000		6,750	(22)	11/15/2003
Simon ERE Facility—Swap component	7.75	%(37)	28,200		2,186	(2)	7/31/2004	(4)
Simon ERE Facility—Variable component	7.25	%(38)	4,992		362	(2)	7/31/2004	(4)
SPG, L.P. Unsecured Loan—1	7.45%		150,000		11,169	(2)	2/28/2002	(4)
SPG, L.P. Unsecured Loan—3	7.65%		22,929		1,753	(2)	3/30/2002	(4)
Unsecured Notes—1	6.88%		250,000		17,188	(22)	11/15/2006
Unsecured Notes—2A	6.75%		100,000		6,750	(22)	7/15/2004
Unsecured Notes—2B	7.00%		150,000		10,500	(22)	7/15/2009
Unsecured Notes—3	6.88%		150,000		10,313	(22)	10/27/2005
Unsecured Notes—4A	6.63%		375,000		24,844	(22)	6/15/2003
Unsecured Notes—4B	6.75%		300,000		20,250	(22)	6/15/2005
Unsecured Notes—4C	7.38%		200,000		14,750	(22)	6/15/2018
Unsecured Notes—5A	6.75%		300,000		20,250	(22)	2/9/2004
Unsecured Notes—5B	7.13%		300,000		21,375	(22)	2/9/2009
Unsecured Revolving Credit Facility	7.30	%(24)	645,000		47,061	(2)	8/25/2003
Mandatory Par Put Remarketed Securities	7.00	%(26)	200,000		14,000	(22)	6/15/2008

			4,481,121
Shopping Center Associates:
Unsecured Notes—SCA 1	6.75%		150,000		10,125	(22)	1/15/2004
Unsecured Notes—SCA 2	7.63%		110,000		8,388	(22)	5/15/2005

			260,000
The Retail Property Trust:
Unsecured Notes—CPI 1	9.00%		250,000		22,500	(22)	3/15/2002
Unsecured Notes—CPI 2	7.05%		100,000		7,050	(22)	4/1/2003
Unsecured Notes—CPI 3	7.75%		150,000		11,625	(22)	8/15/2004
Unsecured Notes—CPI 4	7.18%		75,000		5,385	(22)	9/1/2013
Unsecured Notes—CPI 5	7.88%		250,000		19,688	(22)	3/15/2016

			825,000

Total Combined Consolidated Unsecured Indebtedness			$5,566,121

Total Combined Consolidated Indebtedness at Face Amounts			$8,730,153
Net Premium on Indebtedness			$(1,571)

Total Combined Consolidated Indebtedness			$8,728,582	(27)

Joint Venture Indebtedness(28):
Apple Blossom Mall	7.99%		40,633	3,607		9/10/2009
Arizona Mills	7.95	%(29)	145,764	11,583	(2)	2/1/2002	(4)
Arundel Mills	8.30	%(19)	112,346	9,321	(2)	4/30/2005	(4)
Atrium at Chestnut Hill—1	7.29%		42,117	4,031		4/1/2001
Atrium at Chestnut Hill—2	8.16%		11,550	1,154		4/1/2001
Auburn Mall	7.99%		47,570	4,222		9/10/2009
Aventura Mall—A	6.55%		141,000	9,231	(2)	4/6/2008
Aventura Mall—B	6.60%		25,400	1,675	(2)	4/6/2008
Aventura Mall—C	6.89%		33,600	2,314	(2)	4/6/2008
Avenues, The	8.36%		56,126	5,555		5/15/2003
Cape Cod Mall	8.45	%(30)	67,348	5,688	(2)	4/1/2003	(4)
Circle Centre Mall—1	7.09	%(31)	60,000	4,252	(2)	1/31/2004	(4)
Circle Centre Mall—2	8.15	%(32)	7,500	611	(2)	1/31/2004	(4)
CMBS Loan—Fixed Component (IBM)(33)	7.41%		300,000	22,229	(2)	5/1/2006
CMBS Loan—Fixed Component—2 (IBM)	8.13%		57,100	4,643	(2)	5/15/2006
CMBS Loan—Floating Component (IBM)(33)	7.14%		184,500	13,181	(2)	5/1/2003
CMBS Loan—Floating Component—2 (IBM)(45)	7.02%		81,400	5,711	(2)	5/15/2006
Cobblestone Court	7.64	%(34)	6,180	472	(2)	1/1/2006
Concord Mills	8.00	%(35)	179,883	14,384	(2)	12/2/2003	(4)
Coral Square	8.00%		90,000	7,200	(2)	10/1/2010
Crystal Court	7.64	%(34)	3,570	273	(2)	1/1/2006
Crystal Mall	8.66%		48,068	5,384		2/1/2003
Dadeland Mall(49)	7.45	%(36)	140,000	10,425	(2)	2/1/2003
Emerald Square Mall	8.13	%(10)	145,000	11,795	(2)	3/31/2005	(4)
Fairfax Court	7.64	%(34)	10,320	788	(2)	1/1/2006
Florida Mall, The	7.55%		270,000	22,766		11/13/2010
Gaitway Plaza	7.64	%(34)	7,350	562	(2)	1/1/2006
Grapevine Mills—1	6.47%		155,000	10,029	(2)	10/1/2008
Grapevine Mills—2	8.39%		14,491	1,324		11/5/2008
Great Northeast Plaza	9.04%		17,353	2,053		6/1/2006
Greendale Mall	8.23%		41,725	3,779		11/1/2006
Gwinnett Place—1	7.54%		38,994	3,412		4/1/2007
Gwinnett Place—2	7.25%		85,257	7,070		4/1/2007
Highland Mall—1	9.75%		6,983	1,661		12/1/2009
Highland Mall—2	8.50%		83	116		10/1/2001
Highland Mall—3	9.50%		869	607		11/1/2001
Indian River Commons	7.58%		8,386	710	(37)	11/1/2004
Indian River Mall	7.58%		46,533	3,941	(37)	11/1/2004
Liberty Tree Mall	8.15	%(3)	46,680	4,320		10/1/2001
Mall at Rockingham	7.88%		99,782	8,705		8/1/2007
Mall of America	7.16	%(40)	312,000	22,336	(2)	3/10/2005	(4)
Mall of Georgia	7.09%		200,000	14,180	(2)	7/1/2010
Mall of Georgia Crossing	7.25%		34,470	2,825		6/9/2006
Mall of New Hampshire—1	6.96%		103,811	8,345		10/1/2008
Mall of New Hampshire—2	8.53%		8,431	786		10/1/2008
Mayflower Realty Credit Facility	9.15	%(39)	8,400	768	(2)	7/12/2002	(4)

Merchantwired	7.93%		6,609		524	(2)	12/31/2005
Metrocenter	8.45%		30,360		3,031		2/28/2008
Montreal Forum	7.50	%(41)	24,931		1,870	(2)	1/31/2002
Northfield Square	9.15%		37,000		3,384	(2)	4/30/2005	(4)
Northshore Mall	9.05%		161,000		14,571	(2)	5/14/2004
Ontario Mills—4	6.00%		4,198		252	(2)	12/28/2009
Ontario Mills—5	6.75%		142,117		11,286		11/2/2008
Ontario Mills—6	8.00%		10,500		925		12/5/2008
Orlando Premium Outlets	8.15	%(42)	56,490		4,602	(2)	2/12/2004	(4)
Plaza at Buckland Hills, The	7.64	%(34)	17,625		1,347	(2)	1/1/2006
Polska Shopping Mall	6.49%		12,355		802	(2)	12/31/2011
Ridgewood Court	7.64	%(34)	8,035		614	(2)	1/1/2006
Royal Eagle Plaza	7.64	%(34)	7,920		605	(2)	1/1/2006
Seminole Towne Center	8.00%		70,500		5,640	(2)	6/30/2001
Shops at Sunset Place, The	7.80	%(43)	114,218		10,669		6/30/2002	(4)
Smith Haven Mall	7.86%		115,000		9,039	(2)	6/1/2006
Solomon Pond	7.83%		95,185		8,564		2/1/2004
Source, The	6.65%		124,000		8,246	(2)	11/6/2008
Square One	8.40%		104,526		10,139		12/1/2001
Town Center at Cobb—1	7.54%		49,681		4,347		4/1/2007
Town Center at Cobb—2	7.25%		64,883		5,381		4/1/2007
Village Park Plaza	7.64	%(34)	8,960		685	(2)	1/1/2006
West Town Corners	7.64	%(34)	10,330		789	(2)	1/1/2006
West Town Mall	6.90%		76,000		5,244	(2)	5/1/2008
Westchester, The—1	8.74%		149,525		14,478		9/1/2005
Westchester, The—2	7.20%		53,099		4,399		9/1/2005
Westland Park Plaza	7.64	%(34)	4,950		378	(2)	1/1/2006
Willow Knolls Court	7.64	%(34)	6,490		496	(2)	1/1/2006
Yards Plaza, The	7.64	%(34)	8,270		632	(2)	1/1/2006

Total Joint Venture Indebtedness at Face Amounts			$5,118,330
Premium on Indebtedness			$17,158

Total Joint Venture Indebtedness			$5,135,488	(44)

(Footnotes on following page)

(Footnotes for preceding page)

(1)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(2)
Requires monthly payment of interest only.

(3)
LIBOR + 1.50%.

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

(8)
LIBOR + 0.37%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.16%.

(9)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(10)
LIBOR + a weighted average 1.49% with LIBOR capped at a weighted average rate of 7.73%.

(11)
LIBOR + 1.00%.

(12)
Loans secured by these seven Properties are cross-collateralized and cross-defaulted.

(13)
LIBOR + 0.30%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.19%.

(14)
LIBOR + 1.25%.

(15)
LIBOR + 1.38%.

(16)
LIBOR + 0.50%, with LIBOR swapped at 7.24% through maturity.

(17)
LIBOR + 1.15%.

(18)
Lender also participates in a percentage of certain gross receipts above a specified base.

(19)
LIBOR + 1.65%.

(20)
LIBOR + 1.40%.

(21)
LIBOR + 1.30%, with LIBOR set using a 90 day rate.

(22)
Requires semi-annual payments of interest only.

(23)
LIBOR + 0.80%.

(24)
$1,250,000 unsecured revolving credit facility. Currently, bears interest at LIBOR + 0.650% and provides for different pricing based upon the SPG Operating Partnership's investment grade rating. Two interest rate caps currently limit LIBOR on $90,000 and $50,000 of this indebtedness to 11.53% and 16.77%, respectively. As of 12/31/2000, $600,519 was available after outstanding borrowings and letters of credit.

(25)
LIBOR + 0.65%. Consists of two tranches of $450,000 and $475,000 due 03/24/2001 and 09/24/2001, respectively. SPG and the SPG Operating Partnership are co-obligors of this debt.

(26)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory tender on June 16, 2008.

(27)
Includes minority interest partners' share of consolidated indebtedness of $156,442.

(28)
As defined in the accompanying consolidated financial statements, Joint Venture Properties are those accounted for using the equity method of accounting.

(29)
LIBOR + 1.30%, with LIBOR capped at 9.50% through maturity.

(30)
LIBOR + 1.80%.

(31)
LIBOR + 0.44%, with LIBOR capped at 8.81% through maturity.

(32)
LIBOR + 1.50%, with LIBOR capped at 7.75% through maturity.

(33)
These Commercial Mortgage Notes are secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating component has an interest protection agreement which caps LIBOR at a weighted average rate of 11.67%.

(34)
The interest rate on this cross-collateralized and cross-defaulted mortgage is fixed at 7.64%, interest only through 1/1/2006.

(35)
LIBOR + 1.35%.

(36)
LIBOR + 0.80%.

(37)
EUROBOR + 0.60% with EUROBOR swapped at 7.75%.

(38)
EUROBOR + 0.60%.

(39)
LIBOR + 2.50%.

(40)
LIBOR + a weighted average 0.51%, with LIBOR capped at 8.13%.

(41)
Canadian Prime.

(42)
LIBOR + 1.50%, rate may be reduced based upon project performance.

(43)
LIBOR + 1.25%, rate may be reduced based upon project performance.

(44)
Includes outside partners' share of indebtedness of $2,968,700 and indebtedness of an affiliate of $33,572.

(45)
LIBOR + 0.37%, LIBOR capped at a weighted average rate of 11.83%

(46)
LIBOR + a weighted average 3.34%, with LIBOR capped at 6.40%

(47)
LIBOR + 1.65%, with LIBOR capped at 8.35%

(48)
LIBOR + 2.50%, with an embedded LIBOR cap at 11.00%.

(49)
LIBOR + 0.80%, with an embedded LIBOR cap at 8.45%

(50)
Variable rate debt is stated based upon the LIBOR rate as of December 28, 2000 or 6.65%

Item 3. Legal Proceedings

    The information set forth in Note 13 to Notes to Financial Statements on pages 73 and 74 in the Companies' Annual Report to Shareholders filed as Exhibit 13.1 regarding pending material litigation is incorporated herein by reference.

    Simon Group is subject to routine litigation, claims and administrative proceedings arising in the ordinary course of its business, none of which are expected to have a material adverse effect on its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Part II

Item 5. Market for the Registrants' Common Equity and Related Stockholder Matters

  Market Information

    The Paired Shares trade on the New York Stock Exchange ("NYSE") under the symbol "SPG". The quarterly price range on the NYSE for the Paired Shares and the distributions declared per share for each quarter in the last two fiscal years are shown below:

	High	Low	Close	Declared Distribution
2000
1st Quarter	25.500	21.875	23.313	$0.5050
2nd Quarter	27.125	22.188	22.188	$0.5050
3rd Quarter	26.813	22.688	23.438	$0.5050
4th Quarter	24.938	21.500	24.000	$0.5050
1999
1st Quarter	28.750	23.875	27.438	$0.5050
2nd Quarter	30.938	25.375	25.375	$0.5050
3rd Quarter	27.500	22.438	22.438	$0.5050
4th Quarter	24.500	20.438	22.938	$0.5050

    There is no established public trading market for SPG's Class B common stock or Class C common stock. Distributions per share of the Class B and Class C common stock were identical to the other Paired Shares.

  Holders

    The number of holders of record of the Paired Shares was 2,390 as of March 19, 2001. Additionally, the Class B common stock is held entirely by a voting trust to which Melvin Simon, Herbert Simon, David Simon and certain of their affiliates are parties and is exchangeable on a one-for-one basis into Paired Shares, and the Class C common stock is held entirely by The Edward J. DeBartolo Corporation and is also exchangeable on a one-for-one basis into Paired Shares.

  Distributions

    SPG qualifies as a REIT under the Code. To maintain its status as a REIT, SPG is required each year to distribute to its shareholders at least 90% of its taxable income after certain adjustments.

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

  Unregistered Sales of Equity Securities

    The Registrants did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended during the fourth quarter of 2000.

Item 6. Selected Financial Data

    The information required by this item is incorporated herein by reference to the Selected Financial Data section on pages 20 and 21 of the Companies' Annual Report to Shareholders which is filed as Exhibit 13.1 to this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section on pages 22 to 34 of the Companies' Annual Report to Shareholders which is filed as Exhibit 13.1 to this Form 10-K.

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

    The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section on page 26 of the Companies' Annual Report to Shareholders under the caption Liquidity and Capital Resources, which is filed as Exhibit 13.1 to this Form 10-K.

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

Part IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)
(1)  Financial Statements

    The Companies' combined and individual financial statements and independent auditors' report are incorporated herein by reference to the financial statements and independent auditors' report on pages 36 to 77 in the Companies' Annual Report to Shareholders, which are filed as Exhibit 13.1. In addition, the financial statements of Mill Creek Land LLC, a significant subsidiary of SRC, which are filed as Exhibit 99.1, are incorporated herein by reference.

		Page No.
(2)	Financial Statement Schedules
	Report of Independent Public Accountants	44
	Simon Property Group, Inc. and SPG Realty Consultants, Inc. Combined Schedule III—Schedule of Real Estate and Accumulated Depreciation	45
	Notes to Combined Schedule III	50
(3)	Exhibits
	The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	52
(b)
Reports on Form 8-K

    One Form 8-K was filed during the fourth quarter ended December 31, 2000.

    On November 13, 2000 under Item 5—Other Events, the Companies reported that they made available additional ownership and operational information concerning Simon Group and the properties owned or managed as of September 30, 2000, in the form of a Supplemental Information package. A copy of the package was included as an exhibit to the 8-K filing.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
	By	/s/ DAVID SIMON David Simon Chief Executive Officer
March 29, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ DAVID SIMON David Simon	Chief Executive Officer And Director (Principal Executive Officer)	March 29, 2001
/s/ HERBERT SIMON Herbert Simon	Co-Chairman of the Board of Directors	March 29, 2001
/s/ MELVIN SIMON Melvin Simon	Co-Chairman of the Board of Directors	March 29, 2001
/s/ HANS C. MAUTNER Hans C. Mautner	Vice Chairman of the Board of Directors	March 29, 2001
/s/ RICHARD SOKOLOV Richard Sokolov	President, Chief Operating Officer and Director	March 29, 2001
/s/ ROBERT E. ANGELICA Robert E. Angelica	Director	March 29, 2001
/s/ BIRCH BAYH Birch Bayh	Director	March 29, 2001
/s/ PIETER S. VAN DEN BERG Pieter S. Van Den Berg	Director	March 29, 2001
/s/ G. WILLIAM MILLER G. William Miller	Director	March 29, 2001
/s/ FREDRICK W. PETRI Fredrick W. Petri	Director	March 29, 2001

/s/ J. ALBERT SMITH J. Albert Smith	Director	March 29, 2001
/s/ PHILIP J. WARD Philip J. Ward	Director	March 29, 2001
/s/ M. DENISE DEBARTOLO YORK M. Denise Debartolo York	Director	March 29, 2001
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer	March 29, 2001
/s/ JOHN DAHL John Dahl	Senior Vice President (Principal Accounting Officer)	March 29, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

     To the Board of Directors of
Simon Property Group, Inc. and SPG Realty Consultants, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of SIMON PROPERTY GROUP, INC. and SPG REALTY CONSULTANTS, INC. included in this Form 10-K and have issued our report thereon dated February 7, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, "Schedule III: Real Estate and Accumulated Depreciation", as of December 31, 2000, of Simon Property Group, Inc. and SPG Realty Consultants, Inc. is the responsibility of the Companies' management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Indianapolis, Indiana February 7, 2001.

SIMON PROPERTY GROUP, INC. AND SPG REALTY
CONSULTANTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000

SCHEDULE III
(Dollars in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction
Regional Malls
Alton Square, Alton, IL	$0	$154	$7,641	$0	$11,827	$154	$19,468	$19,622	$3,964	1993(Note 3)
Amigoland Mall, Brownsville, TX	0	1,045	4,518	0	975	1,045	5,493	6,538	2,246	1974
Anderson Mall, Anderson, SC	27,500	1,712	18,072	1,363	4,617	3,075	22,689	25,764	6,704	1972
Arsenal Mall, Watertown, MA	36,432	14,500	44,763	0	379	14,500	45,142	59,642	1,507	1999(Note 4)
Arsenal Mall HCHP, Watertown, MA	0	1,005	2,917	0	0	1,005	2,917	3,922	97	1999(Note 4)
Aurora Mall, Aurora, CO	0	11,400	55,692	0	3,542	11,400	59,234	70,634	3,764	1998(Note 4)
Barton Creek Square, Austin, TX	0	4,414	20,699	771	31,405	5,185	52,104	57,289	12,536	1981
Battlefield Mall, Springfield, MO	90,426	4,039	29,769	3,225	38,514	7,264	68,283	75,547	17,712	1970
Bay Park Square, Green Bay, WI	24,848	6,864	25,623	362	2,813	7,226	28,436	35,662	3,718	1996(Note 4)
Bergen Mall, Paramus, NJ	0	10,918	92,541	0	7,535	10,918	100,076	110,994	12,128	1996(Note 4)
Biltmore Square, Asheville, NC	26,000	6,641	23,582	0	1,349	6,641	24,931	31,572	2,859	1996(Note 4)
Boynton Beach Mall, Boynton Beach, FL	0	22,240	79,226	0	6,263	22,240	85,489	107,729	9,827	1996(Note 4)
Brea Mall, Brea, CA	0	39,500	209,202	0	4,941	39,500	214,143	253,643	13,627	1998(Note 4)
Broadway Square, Tyler, TX	0	11,470	32,439	0	4,789	11,470	37,228	48,698	6,767	1994(Note 3)
Brunswick Square, East Brunswick, NJ	45,000	8,436	55,838	0	20,719	8,436	76,557	84,993	8,088	1996(Note 4)
Burlington Mall, Burlington, MA	0	46,600	303,618	0	1,966	46,600	305,584	352,184	19,693	1998(Note 4)
Castleton Square, Indianapolis, IN	0	27,536	98,287	2,500	29,762	30,036	128,049	158,085	13,407	1996(Note 4)
Century III Mall, Pittsburgh, PA	66,000	17,251	117,822	10	2,219	17,261	120,041	137,302	32,725	1999(Note 4)
Charlottesville Fashion Square, Charlottesville, VA	0	0	54,738	0	3,446	0	58,184	58,184	5,459	1997(Note 4)
Chautauqua Mall, Jamestown, NY	0	3,257	9,641	0	14,235	3,257	23,876	27,133	3,346	1996(Note 4)
Cheltenham Square, Philadelphia, PA	34,226	14,227	43,799	0	4,006	14,227	47,805	62,032	6,382	1996(Note 4)
Chesapeake Square, Chesapeake, VA	45,207	11,534	70,461	0	3,374	11,534	73,835	85,369	9,264	1996(Note 4)
Cielo Vista Mall, El Paso, TX	93,394	1,307	18,512	608	19,082	1,915	37,594	39,509	13,268	1974
College Mall, Bloomington, IN	52,315	1,012	16,245	722	19,889	1,734	36,134	37,868	11,715	1965
Columbia Center, Kennewick, WA	42,326	18,285	66,580	0	6,223	18,285	72,803	91,088	8,387	1996(Note 4)
Cordova Mall, Pensacola, FL	0	18,642	75,880	0	1,531	18,642	77,411	96,053	6,698	1998(Note 4)
Cottonwood Mall, Albuquerque, NM	0	11,585	68,958	0	116	11,585	69,074	80,659	11,940	1996
Crossroads Mall, Omaha, NE	0	881	37,263	409	30,000	1,290	67,263	68,553	11,331	1994(Note 3)
Crystal River Mall, Crystal River, FL	16,288	5,661	20,241	0	4,183	5,661	24,424	30,085	2,324	1996(Note 4)
DeSoto Square, Bradenton, FL	38,880	9,380	52,716	0	5,666	9,380	58,382	67,762	7,408	1996(Note 4)
Eastern Hills Mall, Buffalo, NY	0	15,444	47,604	12	4,256	15,456	51,860	67,316	6,885	1996(Note 4)
Eastland Mall, Tulsa, OK	15,000	3,124	24,035	518	7,487	3,642	31,522	35,164	8,128	1986
Edison Mall, Fort Myers, FL	0	11,529	107,381	0	4,493	11,529	111,874	123,403	10,460	1997(Note 4)
Fashion Mall at Keystone at the Crossing, Indianapolis, IN	62,894	0	120,579	0	6,545	0	127,124	127,124	10,731	1997(Note 4)
Forest Mall, Fond Du Lac, WI	15,550	728	4,498	0	6,367	728	10,865	11,593	3,013	1973

Forest Village Park, Forestville, MD	21,850	1,212	4,625	757	4,659	1,969	9,284	11,253	2,858	1980
Golden Ring Mall, Baltimore, MD	29,750	1,130	3,704	572	8,660	1,702	12,364	14,066	8,474	1974(Note 3)
Great Lakes Mall, Cleveland, OH	61,121	13,886	100,362	11	5,348	13,897	105,710	119,607	13,624	1996(Note 4)
Greenwood Park Mall, Greenwood, IN	94,673	2,607	23,445	5,275	59,255	7,882	82,700	90,582	20,508	1979
Gulf View Square, Port Richey, FL	36,447	13,690	39,997	0	8,830	13,690	48,827	62,517	5,818	1996(Note 4)
Haywood Mall, Greenville, SC	0	11,604	133,893	6	662	11,610	134,555	146,165	16,331	1999(Note 4)
Heritage Park, Midwest City, OK	0	598	6,213	0	2,394	598	8,607	9,205	3,510	1978
Hutchinson Mall, Hutchison, KS	15,742	1,683	18,427	0	3,045	1,683	21,472	23,155	6,172	1985
Independence Center, Independence, MO	0	5,539	45,822	2	17,929	5,541	63,751	69,292	10,263	1994(Note 3)
Ingram Park Mall, San Antonio, TX	0	764	17,163	169	15,290	933	32,453	33,386	10,895	1979
Irving Mall, Irving, TX	0	6,737	17,479	2,533	25,156	9,270	42,635	51,905	13,521	1971
Jefferson Valley Mall, Yorktown Heights, NY	60,000	4,868	30,304	0	5,113	4,868	35,417	40,285	9,992	1983
Knoxville Center, Knoxville, TN	0	5,006	21,965	3,712	34,624	8,718	56,589	65,307	11,180	1984
Lakeline Mall, N. Austin, TX	71,373	13,741	81,568	9	271	13,750	81,839	95,589	10,016	1999(Note 4)
La Plaza, McAllen, TX	0	1,375	9,828	6,539	27,990	7,914	37,818	45,732	5,035	1976
Lafayette Square, Indianapolis, IN	0	14,251	54,589	0	10,716	14,251	65,305	79,556	7,327	1996(Note 4)
Laguna Hills Mall, Laguna Hills, CA	0	28,074	55,689	0	3,549	28,074	59,238	87,312	5,618	1997(Note 4)
Lenox Square, Atlanta, GA	0	38,213	492,411	0	3,484	38,213	495,895	534,108	31,810	1998(Note 4)
Lima Mall, Lima, OH	18,903	7,910	35,495	0	5,787	7,910	41,282	49,192	5,220	1996(Note 4)
Lincolnwood Town Center, Lincolnwood, IL	0	10,754	63,490	28	2,097	10,782	65,587	76,369	17,536	1990
Livingston Mall, Livingston, NJ	0	30,200	105,250	0	4,623	30,200	109,873	140,073	6,820	1998(Note 4)
Longview Mall, Longview, TX	27,600	270	3,602	124	7,244	394	10,846	11,240	3,157	1978
Machesney Park Mall, Rockford, IL	0	614	7,438	120	4,329	734	11,767	12,501	4,272	1979
Markland Mall, Kokomo, IN	0	0	7,568	0	5,189	0	12,757	12,757	2,927	1968
Mc Cain Mall, N. Little Rock, AR	42,704	0	9,515	0	8,377	0	17,892	17,892	7,117	1973
Melbourne Square, Melbourne, FL	38,362	15,762	55,900	0	4,836	15,762	60,736	76,498	7,138	1996(Note 4)
Memorial Mall, Sheboygan, WI	0	175	4,881	0	806	175	5,687	5,862	1,779	1969
Menlo Park Mall, Edison, NJ	0	65,684	223,252	0	6,207	65,684	229,459	295,143	21,606	1997(Note 4)
Miami International Mall, Miami, FL	45,316	13,794	69,701	8,953	4,837	22,747	74,538	97,285	26,345	1996(Note 4)
Midland Park Mall, Midland, TX	28,000	687	9,213	0	8,499	687	17,712	18,399	5,780	1980
Miller Hill Mall, Duluth, MN	0	2,537	18,113	0	13,262	2,537	31,375	33,912	6,633	1973
Mission Viejo Mall, Mission Viejo, CA	141,314	9,139	54,445	7,491	135,776	16,630	190,221	206,851	13,924	1996(Note 4)
Mounds Mall, Anderson, IN	0	0	2,689	0	2,383	0	5,072	5,072	2,484	1965
Muncie Mall, Muncie, IN	8,221	172	5,964	52	21,440	224	27,404	27,628	5,798	1970
Nanuet Mall, Nanuet, NY	0	27,548	162,993	0	1,081	27,548	164,074	191,622	10,595	1998(Note 4)
North East Mall, Hurst, TX	135,761	1,347	13,473	16,683	135,007	18,030	148,480	166,510	9,289	1996(Note 4)
North Towne Square, Toledo, OH	23,500	579	8,377	0	2,072	579	10,449	11,028	6,863	1980
Northgate Mall, Seattle, WA	79,035	32,550	115,314	0	20,637	32,550	135,951	168,501	9,430	1996(Note 4)
Northlake Mall, Atlanta, GA	0	33,400	98,035	0	1,096	33,400	99,131	132,531	6,369	1998(Note 4)
Northwoods Mall, Peoria, IL	0	1,203	12,779	1,519	27,632	2,722	40,411	43,133	11,684	1983(Note 3)
Oak Court Mall, Memphis, TN	0	15,673	57,304	0	2,896	15,673	60,200	75,873	5,752	1997(Note 4)
Ocean County Mall, Toms River, NJ	0	20,900	124,945	0	1,874	20,900	126,819	147,719	8,116	1998(Note 4)
Orange Park Mall, Jacksonville, FL	0	13,345	65,121	0	15,898	13,345	81,019	94,364	13,682	1994(Note 3)
Orland Square, Orland Park, IL	50,000	36,770	129,906	0	5,079	36,770	134,985	171,755	12,082	1997(Note 4)

Paddock Mall, Ocala, FL	28,988	11,198	39,712	0	5,822	11,198	45,534	56,732	4,572	1996(Note 4)
Palm Beach Mall, West Palm Beach, FL	48,282	11,962	112,741	0	33,268	11,962	146,009	157,971	20,373	1998(Note 4)
Phipps Plaza, Atlanta, GA	0	19,200	210,610	0	4,087	19,200	214,697	233,897	13,813	1998(Note 4)
Port Charlotte Town Center, Port Charlotte, FL	53,250	5,561	59,381	0	9,273	5,561	68,654	74,215	8,502	1996(Note 4)
Prien Lake Mall, Lake Charles, LA	0	1,893	2,813	3,091	35,404	4,984	38,217	43,201	6,302	1972
Raleigh Springs Mall, Memphis, TN	11,000	9,137	28,604	0	11,310	9,137	39,914	49,051	4,071	1996(Note 4)
Randall Park Mall, Cleveland, OH	40,000	4,421	52,456	0	19,576	4,421	72,032	76,453	9,728	1996(Note 4)
Richardson Square, Dallas, TX	0	4,867	6,329	1,075	11,999	5,942	18,328	24,270	2,584	1996(Note 4)
Richmond Towne Square, Cleveland, OH	56,851	2,666	12,112	0	59,959	2,666	72,071	74,737	5,769	1996(Note 4)
Richmond Square, Richmond, IN	0	3,410	11,343	0	9,470	3,410	20,813	24,223	2,802	1996(Note 4)
River Oaks Center, Calumet City, IL	32,500	30,884	101,224	0	3,323	30,884	104,547	135,431	9,365	1997(Note 4)
Rockaway Townsquare, Rockaway, NJ	0	50,500	218,557	0	3,233	50,500	221,790	272,290	14,206	1998(Note 4)
Rolling Oaks Mall, North San Antonio, TX	0	2,577	38,609	0	1,980	2,577	40,589	43,166	12,634	1998(Note 4)
Roosevelt Field, Garden City, NY	0	165,006	702,008	2,117	5,936	167,123	707,944	875,067	45,399	1998(Note 4)
Ross Park Mall, Pittsburgh, PA	0	14,557	50,995	9,617	60,599	24,174	111,594	135,768	17,474	1996(Note 4)
Santa Rosa Plaza, Santa Rosa, CA	0	10,400	87,864	0	2,197	10,400	90,061	100,461	5,820	1998(Note 4)
South Hills Village, Pittsburgh, PA	0	23,453	125,858	0	2,030	23,453	127,888	151,341	11,361	1997(Note 4)
South Park Mall, Shreveport, LA	25,993	855	13,684	74	2,771	929	16,455	17,384	6,203	1975
South Shore Plaza, Braintree, MA	0	101,200	301,495	0	2,570	101,200	304,065	405,265	19,623	1998(Note 4)
Southern Park Mall, Youngstown, OH	0	16,982	77,774	97	17,397	17,079	95,171	112,250	12,694	1996(Note 4)
Southgate Mall, Yuma, AZ	0	1,817	7,974	0	3,498	1,817	11,472	13,289	3,224	1988(Note 3)
St Charles Towne Center, Waldorf, MD	28,527	9,031	52,974	1,180	10,789	10,211	63,763	73,974	17,446	1990
Summit Mall, Akron, OH	0	15,374	51,137	0	14,482	15,374	65,619	80,993	7,895	1996(Note 4)
Sunland Park Mall, El Paso, TX	38,710	2,896	28,900	0	5,549	2,896	34,449	37,345	11,551	1988
Tacoma Mall, Tacoma, WA	92,474	38,949	125,826	0	17,426	38,949	143,252	182,201	17,425	1996(Note 4)
Tippecanoe Mall, Lafayette, IN	60,315	4,187	8,474	5,517	33,744	9,704	42,218	51,922	14,287	1973
Town Center at Boca Raton, Boca Raton, FL	0	64,200	307,511	0	51,087	64,200	358,598	422,798	20,133	1998(Note 4)
Towne East Square, Wichita, KS	78,116	9,495	18,479	2,042	17,652	11,537	36,131	47,668	11,456	1975
Towne West Square, Wichita, KS	0	972	21,203	76	7,972	1,048	29,175	30,223	9,802	1980
Treasure Coast Square, Jenson Beach, FL	63,467	11,124	73,108	3,067	16,213	14,191	89,321	103,512	11,099	1996(Note 4)
Tyrone Square, St. Petersburg, FL	0	15,638	120,962	0	13,566	15,638	134,528	150,166	16,581	1996(Note 4)
University Mall, Little Rock, AR	0	123	17,411	0	899	123	18,310	18,433	5,897	1967
University Mall, Pensacola, FL	0	4,741	26,657	0	3,730	4,741	30,387	35,128	5,705	1994(Note 3)
University Park Mall, South Bend, IN	59,500	15,105	61,466	0	11,537	15,105	73,003	88,108	41,063	1996(Note 4)
Upper Valley Mall, Springfield, OH	30,940	8,421	38,745	0	2,551	8,421	41,296	49,717	5,482	1996(Note 4)
Valle Vista Mall, Harlingen, TX	41,069	1,398	17,266	372	8,546	1,770	25,812	27,582	7,414	1983
Virginia Center Commons, Richmond, VA	0	9,764	50,547	4,149	5,670	13,913	56,217	70,130	7,098	1996(Note 4)
Walt Whitman Mall, Huntington Station, NY	0	51,700	111,170	3,789	27,112	55,489	138,282	193,771	12,333	1998(Note 4)
Washington Square, Indianapolis, IN	33,541	20,146	41,248	0	7,830	20,146	49,078	69,224	6,118	1996(Note 4)
West Ridge Mall, Topeka, KS	44,288	5,649	34,132	197	5,940	5,846	40,072	45,918	10,108	1988
Westminster Mall, Westminster, CA	0	45,200	84,709	0	4,253	45,200	88,962	134,162	6,069	1998(Note 4)
White Oaks Mall, Springfield, IL	16,500	3,024	35,692	1,153	14,428	4,177	50,120	54,297	10,446	1977
Windsor Park Mall, San Antonio, TX	14,235	1,082	16,940	130	3,074	1,212	20,014	21,226	7,252	1976
Woodville Mall, Toledo, OH	0	1,831	4,454	0	986	1,831	5,440	7,271	3,807	1996(Note 4)

Community Shopping Centers
Arboretum, The, Austin, TX	34,000	7,640	36,778	71	3,212	7,711	39,990	47,701	2,412	1998(Note 4)
Bloomingdale Court, Bloomingdale, IL	29,617	8,764	26,184	0	1,968	8,764	28,152	36,916	5,943	1987
Boardman Plaza, Youngstown, OH	18,277	8,189	26,355	0	4,551	8,189	30,906	39,095	3,593	1996(Note 4)
Bridgeview Court, Bridgeview, IL	0	302	3,638	0	709	302	4,347	4,649	1,185	1988
Brightwood Plaza, Indianapolis, IN	0	65	128	0	252	65	380	445	173	1965
Celina Plaza, El Paso, TX	0	138	815	0	99	138	914	1,052	262	1978
Century Mall, Merrillville, IN	0	2,190	4,268	4	1,708	2,194	5,976	8,170	4,535	1992(Note 3)
Charles Towne Square, Charleston, SC	0	418	1,768	425	11,136	843	12,904	13,747	836	1976
Chesapeake Center, Chesapeake, VA	6,563	5,352	12,279	0	102	5,352	12,381	17,733	1,581	1996(Note 4)
Countryside Plaza, Countryside, IL	0	1,243	8,507	0	656	1,243	9,163	10,406	2,926	1977
Eastgate Consumer Mall, Indianapolis, IN	0	418	4,722	190	2,660	608	7,382	7,990	3,374	1991(Note 3)
Eastland Plaza, Tulsa, OK	0	908	3,709	0	50	908	3,759	4,667	856	1986
Forest Plaza, Rockford, IL	16,244	4,187	16,818	453	518	4,640	17,336	21,976	3,412	1985
Fox River Plaza, Elgin, IL	0	2,908	9,453	0	130	2,908	9,583	12,491	1,933	1985
Glen Burnie Mall, Glen Burnie, MD	0	7,422	22,778	0	2,866	7,422	25,644	33,066	3,393	1996(Note 4)
Great Lakes Plaza, Cleveland, OH	0	1,028	2,025	0	3,463	1,028	5,488	6,516	909	1996(Note 4)
Greenwood Plus, Greenwood, IN	0	1,265	1,792	0	3,757	1,265	5,549	6,814	1,197	1979(Note 3)
Griffith Park Plaza, Griffith, IN	0	0	2,412	0	156	0	2,568	2,568	926	1979
Grove at Lakeland Square, The, Lakeland, FL	3,750	5,237	6,016	0	1,015	5,237	7,031	12,268	1,032	1996(Note 4)
Highland Lakes Center, Orlando, FL	14,377	7,138	25,303	0	460	7,138	25,763	32,901	2,523	1996(Note 4)
Ingram Plaza, San Antonio, TX	0	421	1,802	4	21	425	1,823	2,248	753	1980
Keystone Shoppes, Indianapolis, IN	0	0	4,232	0	590	0	4,822	4,822	363	1997(Note 4)
Knoxville Commons, Knoxville, TN	0	3,731	5,345	0	1,787	3,731	7,132	10,863	1,604	1987
Lake Plaza, Waukegan, IL	0	2,812	6,420	0	428	2,812	6,848	9,660	1,310	1986
Lake View Plaza, Orland Park, IL	21,593	4,775	17,543	0	6,331	4,775	23,874	28,649	3,659	1986
Lakeline Plaza, Austin, TX	23,673	4,867	25,732	0	6,132	4,867	31,864	36,731	2,581	1999(Note 4)
Lima Center, Lima, OH	0	1,808	5,151	0	201	1,808	5,352	7,160	667	1996(Note 4)
Lincoln Crossing, O'Fallon, IL	3,269	1,047	2,692	0	251	1,047	2,943	3,990	549	1990
Mainland Crossing, Galveston, TX	1,603	1,609	1,737	0	216	1,609	1,953	3,562	293	1996(Note 4)
Markland Plaza, Kokomo, IN	10,000	210	1,258	0	666	210	1,924	2,134	631	1974
Martinsville Plaza, Martinsville, VA	0	0	584	0	50	0	634	634	460	1967
Matteson Plaza, Matteson, IL	9,509	1,830	9,737	0	2,101	1,830	11,838	13,668	2,477	1988
Memorial Plaza, Sheboygan, WI	0	250	436	0	857	250	1,293	1,543	508	1966
Mounds Mall Cinema, Anderson, IN	0	88	158	0	1	88	159	247	70	1974
Muncie Plaza, Muncie, IN	0	626	10,626	(163)	43	463	10,669	11,132	1,000	1998
New Castle Plaza, New Castle, IN	0	128	1,621	0	1,286	128	2,907	3,035	888	1966
North Ridge Plaza, Joliet, IL	0	2,831	7,699	0	532	2,831	8,231	11,062	1,724	1985
North Riverside Park Plaza, N. Riverside, IL	7,222	1,062	2,490	0	633	1,062	3,123	4,185	1,143	1977
Northland Plaza, Columbus, OH	0	4,490	8,893	0	1,337	4,490	10,230	14,720	1,913	1988
Northwood Plaza, Fort Wayne, IN	0	284	2,922	0	599	284	3,521	3,805	1,194	1974
Park Plaza, Hopkinsville, KY	0	300	1,572	0	224	300	1,796	2,096	549	1968
Regency Plaza, St. Charles, MO	4,457	616	4,963	0	151	616	5,114	5,730	957	1988
Rockaway Convenience Center, Rockaway, NJ	0	2,900	12,500	0	50	2,900	12,550	15,450	810	1998(Note 4)

Shops at North East Plaza, The, Hurst, TX	0	8,988	2,198	3,955	35,753	12,943	37,951	50,894	1,504
St. Charles Towne Plaza, Waldorf, MD	0	8,779	18,993	0	217	8,779	19,210	27,989	4,066	1987
Teal Plaza, Lafayette, IN	0	99	878	0	2,928	99	3,806	3,905	634	1962
Terrace at The Florida Mall, Orlando, FL	4,688	2,150	7,623	0	1,059	2,150	8,682	10,832	936	1996(Note 4)
Tippecanoe Plaza, Lafayette, IN	0	265	440	305	4,967	570	5,407	5,977	1,326	1974
University Center, South Bend, IN	0	2,388	5,214	0	342	2,388	5,556	7,944	5,397	1996(Note 4)
Wabash Village, West Lafayette, IN	0	0	976	0	204	0	1,180	1,180	410	1970
Washington Plaza, Indianapolis, IN	0	941	1,697	0	170	941	1,867	2,808	1,241	1996(Note 4)
Waterford Lakes, Orlando, FL	56,998	0	1,114	9,502	72,867	9,502	73,981	83,483	2,578
West Ridge Plaza, Topeka, KS	5,745	1,491	4,560	0	549	1,491	5,109	6,600	1,015	1988
White Oaks Plaza, Springfield, IL	17,532	3,265	14,267	0	607	3,265	14,874	18,139	2,784	1986
Wichita Mall, Wichita, KS	0	0	4,535	0	1,853	0	6,388	6,388	2,759	1969
Wood Plaza, Fort Dodge, IA	0	45	380	0	867	45	1,247	1,292	397	1968
Specialty Retail Centers
The Forum Shops at Caesars, Las Vegas, NV	175,000	0	72,866	0	59,762	0	132,628	132,628	27,006	1992
Trolley Square, Salt Lake City, UT	29,700	4,827	27,539	435	8,376	5,262	35,915	41,177	8,957	1986(Note 3)
Office, Mixed-Use Properties and Other
Net Lease Properties, Various	1,054	8,934	4,300	0	0	8,934	4,300	13,234	0
New Orleans Centre/CNG Tower, New Orleans, LA	0	3,493	41,231	0	10,921	3,493	52,152	55,645	6,336	1996(Note 4)
O Hare International Center, Rosemont, IL	0	125	60,287	1	8,507	126	68,794	68,920	22,448	1988
Riverway, Rosemont, IL	0	8,739	129,175	16	10,562	8,755	139,737	148,492	45,533	1991
Development Projects
Bowie Town Center, Bowie, MD	8,657	5,575	570	4	11,533	5,579	12,103	17,682	0
Other	0	790	1,771	12,002	3,829	12,792	5,600	18,392	0
Corporate, Indianapolis, IN	0	2,345	500	280	12,811	2,625	13,311	15,936	914

Subtotal—SPG	$3,164,032	$1,865,644	$9,047,756	$130,282	$1,903,830	$1,995,926	$10,951,586	$12,947,512	$1,441,789

Corporate, Indianapolis, IN	0	4,595	2,966	7	4,595	2,973	7,568	1,338

Subtotal—SRC	$0	$4,595	$2,966	$0	$7	$4,595	$2,973	$7,568	$1,338

	$3,164,032	$1,870,239	$9,050,722	$130,282	$1,903,837	$2,000,521	$10,954,559	$12,955,080	$1,443,127

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.

NOTES TO SCHEDULE III AS OF DECEMBER 31, 2000
(Dollars in thousands)

(1)
Reconciliation of Real Estate Properties:

    The changes in real estate assets for the years ended December 31, 2000, 1999 and 1998 are as follows:

	Simon Property Group, Inc.
	2000	1999	1998
Balance, beginning of year	$12,720,218	$11,757,035	$6,814,065
Acquisitions and Consolidations	—	475,166	4,829,704
Improvements	344,098	545,840	357,023
Disposals	(116,804)	(57,823)	(126,454)
Deconsolidations	—	—	(117,303)

Balance, close of year	$12,947,512	$12,720,218	$11,757,035

	SPG Realty Consultants, Inc.
	2000	1999	1998
Balance, beginning of year	$7,568	$33,688	$32,146
Acquisitions	—	—	1,542
Improvements	—	561	—
Disposals	—	(26,681)	—

Balance, close of year	$7,568	$7,568	$33,688

    The unaudited aggregate cost for SPG and SRC for federal income tax purposes as of December 31, 2000 were $9,125,170 and $7,568, respectively.

(2)
Reconciliation of Accumulated Depreciation:

    The changes in accumulated depreciation and amortization for the years ended December 31, 2000, 1999 and 1998 are as follows:

	Simon Property Group, Inc.
	2000	1999	1998
Balance, beginning of year	$1,070,689	$689,853	$448,353
Acquisitions and Consolidations	—	32,793	25,839
Depreciation expense	395,957	355,064	247,832
Disposals	(24,857)	(7,021)	(32,171)

Balance, close of year	$1,441,789	$1,070,689	$689,853

	SPG Realty Consultants, Inc.
	2000	1999	1998
Balance, beginning of year	$1,252	$12,360	$10,613
Depreciation expense	86	227	1,747
Disposals	—	(11,335)	—

Balance, close of year	$1,338	$1,252	$12,360

    Depreciation of the Companies' investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

    Buildings and Improvements—typically 35 years

    Tenant Inducements—shorter of lease term or useful life

(3)
Initial cost represents net book value at December 20, 1993 except for acquired properties.

(4)
Not developed/constructed by Simon Group or its predecessors. The date of construction represents acquisition date.

INDEX TO EXHIBITS

Exhibits		Page
2.1
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
4.2	Issuance Agreement, dated as of September 24, 1998, between SPG and SRC (incorporated by reference to Exhibit 4.5 of the Form 8-K filed by the Companies on October 9, 1998).
4.3
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

9.1		Amended and Restated Voting Trust Agreement, Voting Agreement and Proxy between MSA, on the one hand, and Melvin Simon, Herbert Simon and David Simon, on the other hand
10.1		Third Amended and Restated Credit Agreement dated as of August 25, 1999 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the SPG Operating Partnership on November 15, 1999).
10.2		Form of SPG Indemnity Agreement between SPG and its directors and officers. (incorporated by reference to Exhibit 10.7 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
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
10.10		Form of Employment Agreement between Hans C. Mautner and Simon Global Limited.
10.11		Form of First Amendment to Employment Agreement Dated September 23, 1998 between Hans C. Mautner and the Companies.
10.12		Form of Employment Agreement between Richard S. Sokolov, Simon Property Group Inc., and Simon Property Group Administrative Services Partnership, L.P. Dated March 26, 1996.
13.1
Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements of the Registrants as contained in the Registrants' 2000 Annual Report to Shareholders.
21.1		List of Subsidiaries of the Company

23.1	Consent of Arthur Andersen LLP
99.1	Financial Statements of Mill Creek Land LLC

  (a)
  Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

QuickLinks

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC. Annual Report on Form 10-K December 31, 2000
TABLE OF CONTENTS
Part I
Additional Information
MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES (Dollars in thousands)
Part II
Part III
Part IV
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC. REAL ESTATE AND ACCUMULATED DEPRECIATION December 31, 2000
SCHEDULE III (Dollars in thousands)
NOTES TO SCHEDULE III AS OF DECEMBER 31, 2000 (Dollars in thousands)
INDEX TO EXHIBITS