Form 10-Q
period 2001-03-31
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 2001-05-15
CIK 1063761, 1067173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          YES   ☒     NO    ☐

As of May 1, 2001, 171,332,320 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding, and were paired with 1,745,363 shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc.

SIMON PROPERTY GROUP, INC. AND
SPG REALTY CONSULTANTS, INC.

FORM 10-Q

Simon Property Group, Inc. and SPG Realty Consultants, Inc.
Condensed Combined Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2001	December 31, 2000
ASSETS:
Investment properties, at cost	$13,041,586	$13,045,133
Less — accumulated depreciation	1,548,991	1,480,719
	11,492,595	11,564,414
Cash and cash equivalents	135,017	223,111
Tenant receivables and accrued revenue, net	257,658	302,198
Notes and advances receivable from Management Company and affiliates	214,584	182,401
Investment in unconsolidated entities, at equity	1,328,507	1,315,836
Goodwill, net	38,091	38,384
Deferred costs and other assets, net	253,731	269,867
Minority interest, net	44,211	41,734
	$13,764,394	$13,937,945

LIABILITIES:
Mortgages and other indebtedness	$8,747,218	$8,728,582
Accounts payable and accrued expenses	418,412	451,207
Cash distributions and losses in partnerships and joint ventures, at equity	47,156	44,634
Accrued dividends	19,293	18,266
Other liabilities	141,246	227,552
Total liabilities	9,373,325	9,470,241

COMMITMENTS AND CONTINGENCIES (Note 9)

LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIPS	892,560	913,482

LIMITED PARTNERS' PREFERRED INTEREST IN THE SPG OPERATING PARTNERSHIP	150,852	149,885

PREFERRED STOCK OF SUBSIDIARY (Liquidation value $350,000)	339,933	339,866

SHAREHOLDERS' EQUITY:

CAPITAL STOCK OF SIMON PROPERTY GROUP, INC. (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):

All series of preferred stock, 100,000,000 shares authorized, 5,881,116 issued and outstanding. Liquidation values $559,065	538,736	538,684

Common stock, $.0001 par value, 400,000,000 shares authorized, 171,330,445 and 170,840,315 issued and outstanding, respectively	17	17

Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000 issued and outstanding	1	1

Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	--	--

CAPITAL STOCK OF SPG REALTY CONSULTANTS, INC.:

Common stock, $.0001 par value, 7,500,000 shares authorized, 1,745,344 and 1,740,443 issued and outstanding, respectively	--	--

Capital in excess of par value	3,324,861	3,313,557
Accumulated deficit	(766,764)	(715,288)
Accumulated other comprehensive income	(7,441)	--
Unamortized restricted stock award	(29,168)	(19,982)
Common stock held in treasury at cost, 2,098,555 shares.	(52,518)	(52,518)
Total shareholders' equity	3,007,724	3,064,471
	$13,764,394	$13,937,945

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and SPG Realty Consultants, Inc.
Condensed Combined Statements of Operations

(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2001	2000
REVENUE:
Minimum rent	$307,131	$296,462
Overage rent	9,883	12,038
Tenant reimbursements	148,514	144,844
Other income	25,148	24,507
Total revenue	490,676	477,851

EXPENSES:
Property operating	78,774	76,982
Depreciation and amortization	106,515	98,488
Real estate taxes	52,792	48,422
Repairs and maintenance	19,727	19,565
Advertising and promotion	13,806	16,010
Provision for credit losses	2,904	2,131
Other	6,785	9,109
Total operating expenses	281,303	270,707

OPERATING INCOME	209,373	207,144

INTEREST EXPENSE	157,924	158,659
INCOME BEFORE MINORITY INTEREST	51,449	48,485

MINORITY INTEREST	(2,116)	(2,434)
GAIN ON SALES OF ASSETS, NET	2,711	7,096
INCOME BEFORE UNCONSOLIDATED ENTITIES	52,044	53,147

INCOME FROM UNCONSOLIDATED ENTITIES	11,731	17,989
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	63,775	71,136

EXTRAORDINARY ITEMS - DEBT RELATED TRANSACTIONS	(25)	(440)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 5)	(1,638)	(12,342)
INCOME BEFORE ALLOCATION TO LIMITED PARTNERS	62,112	58,354

LESS:
LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIPS	11,742	10,739
PREFERRED DISTRIBUTIONS OF THE SPG OPERATING PARTNERSHIP	2,912	2,817
PREFERRED DIVIDENDS OF SUBSIDIARY	7,334	7,334

NET INCOME	40,124	37,464

PREFERRED DIVIDENDS	(9,185)	(9,221)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$30,939	$28,243

BASIC AND DILUTED EARNINGS PER COMMON PAIRED SHARE:
Income before extraordinary items and cumulative effect of accounting change	$0.19	$0.21

Net income	$0.18	$0.16

Net Income	$40,124	$37,464
Cumulative effect of accounting change	(1,995)	-
Unrealized loss on interest rate hedge agreements	(6,204)	-
Net losses on derivative instruments reclassified from accumulated
other comprehensive income into interest expense	758	-
Unrealized loss on investment	-	(780)
Comprehensive Income	$32,683	$36,684

Simon Property Group, Inc. and SPG Realty Consultants, Inc.
Condensed Combined Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,124	$37,464
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	109,148	101,844
Extraordinary items	25	440
Cumulative effect of accounting change	1,638	12,342
Gain on sales of assets, net	(2,711)	(7,096)
Limited partners' interest in Operating Partnerships	11,742	10,739
Preferred dividends of Subsidiary	7,334	7,334
Preferred distributions of the SPG Operating Partnership	2,912	2,817
Straight-line rent	(3,285)	(4,515)
Minority interest	2,116	2,434
Equity in income of unconsolidated entities	(11,731)	(17,989)
Changes in assets and liabilities—
Tenant receivables and accrued revenue	47,420	50,371
Deferred costs and other assets	(10,265)	8,192
Accounts payable, accrued expenses and other liabilities	(96,076)	(93,163)
Net cash provided by operating activities	98,391	111,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(74,837)	(109,858)
Net proceeds from sale of assets	19,550	19,217
Investments in unconsolidated entities	(13,591)	(71,344)
Distributions from unconsolidated entities	41,107	72,837
Investments in and advances (to)/from Management Company and affiliate	(32,183)	10,002
Net cash used in investing activities	(59,954)	(79,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock, net	559	--
Minority interest distributions, net	(4,072)	(4,345)
Preferred dividends of Subsidiary	(7,334)	(7,334)
Preferred distributions of the SPG Operating Partnership	(2,912)	(2,817)
Preferred dividends and distributions to shareholders	(95,276)	(97,705)
Distributions to limited partners	(32,792)	(33,022)
Mortgage and other note proceeds, net of transaction costs	577,540	693,175
Mortgage and other note principal payments	(562,244)	(615,540)
Net cash used in financing activities	(126,531)	(67,588)

DECREASE IN CASH AND CASH EQUIVALENTS	(88,094)	(35,520)

CASH AND CASH EQUIVALENTS, beginning of period	223,111	157,632

CASH AND CASH EQUIVALENTS, end of period	$135,017	$122,112

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2001	2000
ASSETS:
Investment properties, at cost	$13,034,425	$13,037,506
Less — accumulated depreciation	1,547,632	1,479,378
	11,486,793	11,558,128
Cash and cash equivalents	128,312	214,404
Tenant receivables and accrued revenue, net	257,267	296,785
Notes and advances receivable from Management Company and affiliates	214,584	182,401
Note receivable from the SRC Operating Partnership (Interest at 8%, due 2009)	1,432	29,425
Investment in unconsolidated entities, at equity	1,321,520	1,308,838
Goodwill, net	38,091	38,384
Deferred costs and other assets, net	250,606	240,665
Minority interest, net	44,211	42,377
	$13,742,816	$13,911,407

LIABILITIES:
Mortgages and other indebtedness	$8,747,218	$8,728,582
Accounts payable and accrued expenses	415,727	439,190
Cash distributions and losses in partnerships and joint ventures, at equity	47,157	44,634
Accrued dividends	19,293	18,266
Other liabilities	141,611	227,481
Total liabilities	9,371,006	9,458,153

COMMITMENTS AND CONTINGENCIES (Note 9)

LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP	887,255	909,491

LIMITED PARTNERS' PREFERRED INTEREST IN THE SPG OPERATING PARTNERSHIP	150,852	149,885

PREFERRED STOCK OF SUBSIDIARY (Liquidation value $350,000)	339,933	339,866

SHAREHOLDERS' EQUITY (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):

All series of preferred stock, 100,000,000 shares authorized, 5,881,116 issued and outstanding. Liquidation values $559,065	538,736	538,684

Common stock, $.0001 par value, 400,000,000 shares authorized, 171,330,445
and 170,840,315 issued and outstanding, respectively	17	17

Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000 issued and outstanding	1	1

Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—

Capital in excess of par value	3,312,158	3,299,016
Accumulated deficit	(768,204)	(711,395)
Accumulated other comprehensive income	(7,441)	—
Unamortized restricted stock award	(29,168)	(19,982)
Common stock held in treasury at cost, 2,098,555 shares	(52,329)	(52,329)
Total shareholders' equity	2,993,770	3,054,012

	$13,742,816	$13,911,407

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2001	2000
REVENUE:
Minimum rent	$307,151	$296,478
Overage rent	9,883	12,038
Tenant reimbursements	148,514	144,844
Other income	24,267	22,832
Total revenue	489,815	476,192

EXPENSES:
Property operating	78,626	75,232
Depreciation and amortization	106,492	98,465
Real estate taxes	52,787	48,385
Repairs and maintenance	19,727	19,565
Advertising and promotion	13,806	16,064
Provision for credit losses	2,904	2,131
Other	6,896	7,625
Total operating expenses	281,238	267,467

OPERATING INCOME	208,577	208,725

INTEREST EXPENSE	157,925	158,684
INCOME BEFORE MINORITY INTEREST	50,652	50,041

MINORITY INTEREST	(2,238)	(2,434)
GAIN ON SALES OF ASSETS, NET	2,711	7,096

INCOME BEFORE UNCONSOLIDATED ENTITIES	51,125	54,703

INCOME FROM UNCONSOLIDATED ENTITIES	11,742	17,330
INCOME BEFORE EXTRAORDINARY ITEMS
AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	62,867	72,033
EXTRAORDINARY ITEMS - DEBT RELATED TRANSACTIONS	(25)	(440)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 5)	(1,638)	(12,342)
INCOME BEFORE ALLOCATION TO LIMITED PARTNERS	61,204	59,251

LESS:
LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP	11,491	10,987
PREFERRED DISTRIBUTIONS OF THE SPG OPERATING PARTNERSHIP	2,912	2,817
PREFERRED DIVIDENDS OF SUBSIDIARY	7,334	7,334

NET INCOME	39,467	38,113

PREFERRED DIVIDENDS	(9,185)	(9,221)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$30,282	$28,892

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary items and cumulative effect of accounting change	$0.19	$0.22

Net income	$0.18	$0.17

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	172,001	173,223

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	172,178	173,268

Net Income	$39,467	$38,113
Cumulative effect of accounting change	(1,995)	-
Unrealized loss on interest rate hedge agreements	(6,204)	-
Net losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	758	-
Unrealized loss on investment	-	(780)
Comprehensive Income	$32,026	$37,333

Simon Property Group, Inc.
Condensed Consolidated Statements of Cash Flows

 (Dollars in thousands)

	For the Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,467	$38,113
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	109,126	101,822
Extraordinary items	25	440
Cumulative effect of accounting change	1,638	12,342
Gain on sales of assets, net	(2,711)	(7,096)
Limited partners' interest in Operating Partnership	11,491	10,987
Preferred dividends of Subsidiary	7,334	7,334
Preferred distributions of the SPG Operating Partnership	2,912	2,817
Straight-line rent	(3,285)	(4,515)
Minority interest	2,238	2,434
Equity in income of unconsolidated entities	(11,742)	(17,330)
Changes in assets and liabilities—
Tenant receivables and accrued revenue	46,731	52,672
Deferred costs and other assets	(10,172)	8,217
Accounts payable, accrued expenses and other liabilities	(96,596)	(98,884)
Net cash provided by operating activities	96,456	109,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(75,018)	(103,719)
Cash from mergers, acquisitions, property sales and consolidation of joint ventures, net	41	—
Proceeds from sale of assets	19,550	19,217
Investments in unconsolidated entities	(13,591)	(71,344)
Distributions from unconsolidated entities	41,107	71,607
Investments in and advances (to)/from Management Company and affiliate	(32,183)	10,002
Loan to the SRC Operating Partnership	4,121	(4,641)
Net cash used in investing activities	(55,973)	(78,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock, net	515	—
Minority interest distributions, net	(4,072)	(4,345)
Preferred dividends of Subsidiary	(7,334)	(7,334)
Preferred distributions of the SPG Operating Partnership	(2,912)	(2,817)
Preferred dividends and distributions to shareholders	(95,276)	(97,705)
Distributions to limited partners	(32,792)	(33,022)
Mortgage and other note proceeds, net of transaction costs	577,540	693,175
Mortgage and other note principal payments	(562,244)	(615,430)
Net cash used in financing activities	(126,575)	(67,478)

DECREASE IN CASH AND CASH EQUIVALENTS	(86,092)	(37,003)

CASH AND CASH EQUIVALENTS, beginning of period	214,404	154,924

CASH AND CASH EQUIVALENTS, end of period	$128,312	$117,921

The accompanying notes are an integral part of these statements.

SPG Realty Consultants, Inc.
Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2001	2000
ASSETS:
Cash and cash equivalents	$6,705	$8,707
Accounts receivable (including $2,891 and $2,984 from related parties)	3,280	8,394
Total current assets	9,985	17,101
Investment properties, at cost, less accumulated depreciation of $1,360 and $1,341, respectively	5,801	6,286
Investment in unconsolidated entities, at equity	6,987	6,998
Investment in technology initiatives	—	23,583
Other noncurrent assets	494	2,896
	$23,267	$56,864

LIABILITIES:
Accounts payable and accrued expenses (including $816 and $4,855 from related parties)	$2,578	$12,346
Total current liabilities	2,578	12,346
Note payable to the SPG Operating Partnership (Interest at 8%, due 2009)	1,432	29,425
Minority interest	—	643
Total liabilities	4,010	42,414

COMMITMENTS AND CONTINGENCIES (Note 9)

LIMITED PARTNERS' INTEREST IN THE SRC OPERATING PARTNERSHIP	5,305	3,991

SHAREHOLDERS' EQUITY:

Common stock, $.0001 par value, 7,500,000 shares authorized, 1,745,344 and 1,740,443 issued and outstanding, respectively	—	—

Capital in excess of par value	27,807	29,647
Accumulated deficit	(13,666)	(18,999)
Less common stock held in treasury at cost, 20,986 shares.	(189)	(189)
Total shareholders' equity	13,952	10,459

	$23,267	$56,864

The accompanying notes are an integral part of these statements.

SPG Realty Consultants, Inc.
Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2001	2000
REVENUE:
Rental income	$76	$106
Marketing and fee income	—	1,788
Insurance premiums	517	—
Other income	118	26
Total revenue	711	1,920

EXPENSES:
Depreciation and amortization	23	23
Technology initiatives startup costs	90	861
Insurance losses	486	—
General and administrative expenses (including $0 and $463 to SPG/CPI)	13	2,322
Total operating expenses	612	3,206

OPERATING INCOME (LOSS)	99	(1,286)

INTEREST EXPENSE (including $553 and $270 to SPG/CPI)	553	270
MINORITY INTEREST	122	—
GAIN ON LAND SALES, NET	1,251	—
INCOME (LOSS) BEFORE UNCONSOLIDATED ENTITIES	919	(1,556)

(LOSS) INCOME FROM UNCONSOLIDATED ENTITIES	(11)	659
INCOME (LOSS) BEFORE ALLOCATION TO LIMITED PARTNERS	908	(897)

LESS—LIMITED PARTNERS' INTEREST IN THE SRC OPERATING PARTNERSHIP	251	(248)
PREFERRED DIVIDENDS OF SUBSIDIARY	—	—

NET INCOME (LOSS)	$657	$(649)

BASIC AND DILUTED EARNINGS PER COMMON SHARE:

Net (loss) income	$0.38	$(0.37)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	1,720	1,732

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	1,722	1,732

The accompanying notes are an integral part of these statements

SPG Realty Consultants, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$657	$(649)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	23	23
Gain on sales of assets, net	(1,251)	—
Limited partners' interest in SRC Operating Partnership	251	(248)
Minority interest	(122)	—
Equity in income of unconsolidated entities	11	(659)
Changes in assets and liabilities—
Accounts receivable	689	(2,325)
Other non-current assets	(93)	—
Accounts payable and accrued expenses	519	5,720
Net cash provided by operating activities	684	1,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in technology initiatives and other capital expenditures	(115)	(6,140)
Cash included in transfer of assets to SPG Operating Partnership	(152)	—
Net proceeds from sales of assets	1,658	—
Distributions from unconsolidated entities	—	1,230
Net cash provided by (used in) investing activities	1,391	(4,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net	44	—
Loan from the SPG Operating Partnership	(4,121)	4,641
Mortgage and other note proceeds, net of transaction costs	—	(110)
Net cash (used in) provided by financing activities	(4,077)	4,531

CHANGE IN CASH AND CASH EQUIVALENTS	(2,002)	1,483

CASH AND CASH EQUIVALENTS, beginning of period	8,707	2,708

CASH AND CASH EQUIVALENTS, end of period	$6,705	$4,191

The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, INC. AND
SPG REALTY CONSULTANTS, INC.

Notes to Unaudited Condensed Financial Statements

(Dollars in thousands, except per share amounts and where indicated as in billions)

Note 1 – Organization

             Simon Property Group, Inc. ("SPG"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”). Each share of common stock of SPG is paired (“Paired Shares”) with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation (“SRC” and together with SPG, the “Companies”).

             Simon Property Group, L.P. (the “SPG Operating Partnership”) is the primary subsidiary of SPG. Units of ownership interest (“Units”) in the SPG Operating Partnership are paired with a Unit in SPG Realty Consultants, L.P. (“Paired Units”) (the “SRC Operating Partnership” and together with the SPG Operating Partnership, the “Operating Partnerships”). The SRC Operating Partnership is the primary subsidiary of SRC. The Companies together with the Operating Partnerships are hereafter referred to as “Simon Group”.

             SPG, primarily through the SPG Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of March  31, 2001, SPG and the SPG Operating Partnership owned or held an interest in 250 income-producing properties in the United States, which consisted of 164 regional malls, 72 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the “Properties”) and five additional retail real estate properties operating in Europe. SPG and the SPG Operating Partnership also owned an interest in two properties currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the “Portfolio Properties”. At March 31, 2001 and December 31, 2000, the Companies’ direct and indirect ownership interests in the Operating Partnerships were 72.5% and 72.4% respectively. The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the “Management Company”).   Effective January 1, 2001, the Management Company elected to become a taxable REIT subsidiary (“TRS”).

             SRC, primarily through the SRC Operating Partnership, engages primarily in activities that capitalize on the resources, customer base and operating activities of SPG, which could not be engaged in by SPG without potentially impacting its status as a REIT. These activities include a program launched in 1999 designed to take advantage of new retail opportunities of the digital age. Through a subsidiary clixnmortar.com, SRC formed an alliance with a third party to build an infrastructure for retailers where shoppers can identify merchandise on line that is actually in inventory at a store and initiate a transaction either at the store or online.  Minority interest on the SRC balance sheet as of December 31, 2000 represents an 8.3% outside ownership interest in clixnmortar.com. SRC also has noncontrolling interests in two joint ventures which each own land held for sale, which are located adjacent to Properties. Effective March 31, 2001, the SPG Operating Partnership purchased clixnmortar.com from the SRC Operating Partnership at its carrying value utilizing the intercompany note.  The SPG Operating Partnership subsequently contributed clixnmortar.com to the Management Company in exchange for preferred stock of the Management Company.  During the second quarter of 2000, SRC’s wholly-owned insurance subsidiary, Marigold Indemnity, Ltd (“Marigold”), began providing general liability insurance coverage to a third party that provides outsourcing services at certain properties.  Marigold reinsures the majority of the risk through a third party indemnity company.

             Simon Group has recently formed Simon Brand Ventures, LLC (“SBV”), a business to consumer initiative, and Simon Business Network (“SBN”), a business to business initiative, to continue to expand upon certain mall marketing initiatives to take advantage of Simon Group’s size and tenant relationships, primarily through strategic corporate alliances. SBV is focused on leveraging Simon Group’s 100 million unique shoppers and their 2 billion annual shopping visits to contribute to Simon Group’s second-curve revenue strategy.  The SBV concept and initiatives were started in 1997 to create a new medium for connecting consumers with retailers and sponsors by developing a combination of shopping, entertainment and community.  SBN is focused on leveraging Simon Group’s assets to create new businesses which will drive greater value to its Portfolio Properties, retailers and other developers and generate new sources of revenue for Simon Group.  SBN’s strategy is to provide a competitively valued, broad-based offering of products and services via a unique and dominant business-to-business marketplace and service network focused on the real estate industry and their tenants.  SBV has also entered into cost sharing arrangements with the Management Company similar to those of the SPG Operating Partnership.  Effective January 1, 2001 the SPG Operating Partnership purchased SBV from SRC at approximately its carrying value utilizing the intercompany note.

Note 2 - Basis of Presentation

             The accompanying condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended March 31, 2001 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the Companies’ combined annual report on Form 10-K for the year ended December 31, 2000, except for the change in accounting policy discussed in Note 5, and should be read in conjunction therewith.

             The accompanying condensed combined financial statements include SPG and SRC and their subsidiaries. The accompanying condensed consolidated financial statements for SPG and SRC include SPG and its subsidiaries and SRC and its subsidiaries, respectively. All significant intercompany amounts have been eliminated.

             Net operating results of the Operating Partnerships are allocated to the Companies based first on the Companies' preferred unit preference, if applicable, and then on their remaining ownership interests in the Operating Partnerships during the period. The Companies’ remaining weighted average ownership interests in the Operating Partnerships for both the three-month periods ended March 31, 2001 and March 31, 2000 was 72.4%.

             Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2001 presentation. These reclassifications have no impact on the net operating results previously reported.

Note 3 -  Per Share Data

             Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. The following table sets forth the computation for the Companies’ basic and diluted earnings per share.  The extraordinary items and cumulative effect of accounting change amounts presented in the reconciliation below represent the common shareholders’ pro rata share of these items.

	For the Quarter Ended March 31,
	2001	2000
Common Shareholders’ share of income before extraordinary items and cumulative effect of accounting change	$32,143	$37,495

Common Shareholders’ share of extraordinary items	(18)	(318)

Common Shareholders’ share of cumulative effect of accounting change	(1,186)	(8,934)
Net Income available to Common Shareholders	$30,939	$28,243
Weighted Average Shares Outstanding – Basic	172,000,973	173,222,954

Effect of stock options	176,954	45,264
Weighted Average Shares Outstanding - Diluted	172,177,927	173,268,218

	For the Quarter Ended March 31,
	2001	2000
Basic and Diluted Per Share:

Common Shareholders’ share of income before extraordinary items and cumulative effect of accounting change	$0.19	$0.21

Common Shareholders’ share of extraordinary items	--	--

Common Shareholders’ share of cumulative effect of accounting change	(0.01)	(0.05)

Net Income available to Common Shareholders	$0.18	$0.16

             Neither series of convertible preferred stock issued and outstanding during the comparative periods had a dilutive effect on earnings per share, nor did any of the convertible preferred Units of the SPG Operating Partnership outstanding, which are convertible into Paired Shares on or after August 27, 2004 if certain conditions are met. Paired Units held by limited partners in the Operating Partnerships may be exchanged for Paired Shares, on a one-for-one basis in certain circumstances. If exchanged, the paired Units would not have a dilutive effect.

Note 4 - Cash Flow Information

             Cash paid for interest, net of amounts capitalized, during the three months ended March 31, 2001 was $149,349 as compared to $154,729 for the same period in 2000. See Notes 1 and 8 for information about non-cash transactions during the three months ended March 31, 2001.

Note 5 - Cumulative Effect of Accounting Change

             On January 1, 2001 Simon Group adopted SFAS 133  “Accounting for Derivative Instruments and Hedging Activities,” as amended in June of 2000 by SFAS 138, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and requires Simon Group to record on the balance sheet all derivative instruments at fair value and to recognize certain non-cash changes in these fair values either in the income statement or other comprehensive income, as appropriate under SFAS 133.  SFAS 133 currently impacts the accounting for Simon Group’s interest rate and foreign currency rate risk protection agreements.

             On adoption of SFAS 133, Simon group recorded the difference between the fair value of the derivative instruments and the previous carrying amount of those derivatives on its condensed consolidated combined balance sheets in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20 “Accounting Changes.”   On adoption, Simon Group’s net fair value of derivatives was ($2.0) million, of which $3.1 million was recorded in other liabilities and $1.1 million was recorded in other assets. In addition, $2.0 million of unrecognized loss was recorded in other comprehensive income as a cumulative effect of accounting change and an expense of $1.6 million was recorded as a cumulative effect of accounting change in the statement of operations, which includes Simon Group’s $1.4 million share of joint venture cumulative effect of accounting change.  The joint venture cumulative effect of accounting change was recorded in investment in unconsolidated entities.

             Within the next twelve months, Simon Group expects to reclassify to earnings approximately $2.8 million of expense of the current balance held in accumulated other comprehensive income.  Amounts included in these reclassifications attributable to joint ventures and minority interests were not material.  The amount of hedge ineffectiveness recorded during the three months ended March 31, 2001 was not material.

             The following table summarizes the notional and fair values of Simon Group’s derivative instruments as of March 31, 2001, in millions:

		Notional	Interest
Hedge Type	Index	Amount	Rate Range	Maturity Range	Fair Value

Consolidated:
Interest Rate Swaps	1 month LIBOR	$100.0	5.80%-7.24%	9/01-12/04	($1.9)
Interest Rate Caps	1 or 3 month LIBOR	191.0	6.40%-16.77%	9/01-1/05	0.0
Interest Rate Cap - Collar	3 month LIBOR	85.0	5.89%	5/04	0.6
Interest Rate Floor - Collar	3 month LIBOR	85.0	5.89%	5/04	(2.9)
					($4.2)
Cross-Currency Interest Rate Swap	1 month EURIBOR and Euros	30.0 EUR	7.75% / 0.94 EUR	7/03	($3.4)
					($7.6)
Joint Ventures:

Interest Rate Caps	1 or 3 month LIBOR	$930.9	7.70%-11.83%	1/02 – 5/06	0.2

             As of March 31, 2001, Simon Group has recorded derivatives at their fair values of $0.6 million included in other assets and $8.2 million included in other liabilities.  Simon Group’s exposure to market risk due to changes in interest rates primarily relates to Simon Group’s long-term debt obligations. Through its risk management strategy, Simon Group manages exposure to interest rate market risk by a combination of interest rate protection agreements to effectively fix or cap a portion of variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate. Simon Group is also exposed to foreign currency risk on financings of certain foreign operations.  To manage foreign currency exchange rate risk as part of its risk management strategy, Simon Group has also entered into a foreign currency forward contract. Simon Group’s intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures.  Simon Group does not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

Accounting Policies for Derivatives

             In the normal course of business, Simon Group uses a variety of derivative financial instruments to manage, or hedge, interest rate and foreign currency risk and records all derivatives on the balance sheets at fair value.  Simon Group may enter into derivative contracts relating to either wholly owned or joint venture properties.  Simon Group requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.  Simon Group may hedge its exposure to the variability in future cash flows for anticipated transactions over a maximum period of 12 months.  Any instrument that meets these hedging criteria is formally designated as a hedge at the inception of the derivative contract.  When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to ineffectiveness from period to period will be included in net income. If any derivative instrument used for risk management does not meet the hedging criteria then it is marked-to-market each period, however, Simon Group intends for all derivative transactions to meet all the hedge criteria and qualify as hedges.

             On an ongoing quarterly basis, Simon Group adjusts its balance sheet to reflect current fair market value of its derivatives.  Changes in the fair value of derivatives are to be recorded each period in earnings or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction.  To the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in earnings. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings.  This reclassification occurs when the hedged items are also recognized in earnings.  Interest rate differentials that arise under interest rate swap contracts are settled periodically based upon the terms of the contract and are recognized in interest expense over the life of the contracts.  Simon Group has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

             To determine the fair values of derivative instruments, Simon Group uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date.   For most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Note 6 - Investment in Unconsolidated Entities

             Summary financial information of Simon Group’s investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of Simon Group’s investment in and share of income from such partnerships and joint ventures follow:

	March 31,	December 31,
BALANCE SHEETS	2001	2000
Assets:
Investment properties at cost, net	$6,550,674	$6,573,412
Cash and cash equivalents	197,862	192,138
Tenant receivables	160,784	165,918
Other assets	281,849	276,975
Total assets	$7,191,169	$7,208,443

Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,171,151	$5,135,488
Accounts payable, accrued expenses and other liabilities	322,912	347,733
Total liabilities	5,494,063	5,483,221
Partners' equity	1,697,106	1,725,222
Total liabilities and partners' equity	$7,191,169	$7,208,443

Simon Group’s Share of:
Total assets	$2,927,605	$2,929,647
Partners’ equity	$662,936	$679,591
Add: Excess Investment	555,749	558,675
Simon Group’s net Investment in Joint Ventures	$1,218,685	$1,238,266

	For the three Months Ended March 31,
STATEMENTS OF OPERATIONS	2001	2000
Revenue:
Minimum rent	$198,518	$180,799
Overage rent	5,807	5,845
Tenant reimbursements	96,868	91,534
Other income	11,621	10,085
Total revenue	312,814	288,263

Operating Expenses:
Operating expenses and other	117,120	109,111
Depreciation and amortization	60,499	55,650
Total operating expenses	177,619	164,761

Operating Income	135,195	123,502
Interest Expense	94,760	84,452
Income Before Cumulative Effect of Accounting Change (“IBC”)	40,435	39,050
Cumulative Effect of Accounting Change	(2,883)	(3,955)
Net Income	$37,552	$35,095
Third-Party Investors' Share of IBC	26,425	23,516
Simon Group’s Share of IBC	$14,010	$15,534
Amortization of Excess Investment	4,946	5,273
Income from Unconsolidated Entities	$9,064	$10,261

             Simon Group’s share of consolidated net income of the Management Company, after intercompany profit eliminations, was $2,667 and $7,728  for the three-month periods ended March 31, 2001 and 2000, respectively.  Simon Group’s net investment in the Management Company was $62,666  and $32,936 as of March 31, 2001 and December 31, 2000, respectively.

Note 7 - Debt

             At March 31, 2001, of Simon Group’s combined consolidated debt $6,574,674 was fixed-rate debt and $2,172,544 was variable-rate debt. Simon Group’s pro rata share of indebtedness of the unconsolidated joint venture Properties as of March 31, 2001 was $2,179,390.

             On January 11, 2001, Simon Group issued $500,000 of unsecured debt to institutional investors pursuant to Rule 144A in two tranches.  The first tranche is $300,000 bearing an interest rate of 7 3/8% due January 20, 2006 and the second tranche is $200,000 bearing an interest rate of 7 3/4% due January 20, 2011.  The net proceeds of the offering were used to repay the remaining portion of the indebtedness under the CPI Merger Facility due March 24, 2001 and to repay a portion of the CPI Merger Facility due September 24, 2001.

Note 8 – Shareholders’ Equity

             On March 26, 2001, 474,625 Paired Shares of restricted stock were deemed earned and awarded under The Simon Property Group 1998 Stock Incentive Plan (the “1998 Plan”) at a value of $25.85 per Paired Share.  The cost of restricted stock grants is based upon the stock’s fair market value at the time such stock is earned, awarded and issued and is charged to shareholders’ equity and subsequently amortized against earnings of Simon Group over the vesting period.  In addition, 1,032,583 stock options to purchase Paired Shares were granted under the 1998 Plan on the same day.

Note 9 - Commitments and Contingencies

           Litigation

             Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. (“Triple Five”) commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and Simon Group. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the SPG Operating Partnership and related entities (the “Teachers Sale”); and (ii) a financing transaction involving a loan in the amount of $312,000 obtained from The Chase Manhattan Bank (“Chase”) that is secured by a mortgage placed on Mall of America’s assets (the “Chase Mortgage”).

             The complaint, which contains twelve counts, seeks remedies of damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, Simon Group is specifically identified as a defendant in connection with the Teachers Sale.

             The SPG Operating Partnership has agreed to indemnify Chase and other nonparties to the litigation that are related to the offering of certificates secured by the Chase Mortgage against, among other things, (i) any and all litigation expenses arising as a result of litigation or threatened litigation brought by Triple Five, or any of its owners or affiliates, against any person regarding the Chase Mortgage, the Teachers Sale, any securitization of the Chase Mortgage or any transaction related to the foregoing and (ii) any and all damages, awards, penalties or expenses payable to or on behalf of Triple Five (or payable to a third party as a result of such party’s obligation to pay Triple Five) arising out of such litigation. These indemnity obligations do not extend to liabilities covered by title insurance.

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

             Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al.  On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation (“DRC”) Stock Incentive Plan (the “DRC Plan”) and that these grants immediately vested under the DRC Plan’s “change in control” provision as a result of the DRC Merger. Plaintiffs asserted that the defendants’ refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgment order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs’ cross motion for summary judgment, remanding the matter to the Common Pleas Court for the determination of plaintiffs’ damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme Court did not grant the petition for review. The case was remanded to the Court of Common Pleas of Mahoning County, Ohio, to conduct discovery relevant to each plaintiff’s damages and the counterclaims asserted by Simon Group. The Trial Court referred these matters to a Magistrate. Plaintiffs filed a Supplemental Motion for Summary Judgment on the question of damages.  The Magistrate ruled on the counterclaims and found in Defendants’ favor on one of them. On December 27, 2000, the Trial Court rendered judgment for the plaintiffs in the combined total amount of approximately $12,000, which includes a set-off of approximately $2,000 with impact to two of the plaintiffs. Defendants have appealed this judgment and plaintiffs have cross-appealed.  The judgment has accrued interest at 10% per annum from and after December 27, 2000.  Those appeals are pending before the District Court of Appeals and there can be no execution upon the judgment while the appeals are pending.  Simon Group recorded a $12,000 loss in the third quarter of 1999 related to this litigation as an unusual item.

             Roel Vento et al v. Tom Taylor et al.  An affiliate of Simon Group is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury’s findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. Simon Group appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,364 plus interest. Simon Group filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court granted certiorari and heard oral arguments on October 4, 2000.  On April 26, 2001, the Texas Supreme Court rendered a unanimous 9-0 opinion against the Ventos and ordered that they take nothing from the Simon defendants. Plaintiffs have the opportunity to file a motion for reconsideration on or before May 11, 2001.  Plaintiffs have since filed a Request for Extension of Time, which if granted by the court, would postpone the deadline until June 11, 2001.  The court has not yet ruled on Plaintiff's request for an extension.

             Simon Group currently is not subject to any other material litigation other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that such routine litigation, claims and administrative proceedings will not have a material adverse impact on Simon Group's financial position or its results of operations.

Note 10 - Real Estate Disposals and Other

             During the first quarter of 2001, Simon Group sold its ownership interests in one regional mall, one community center, and one office building for a combined gross sales price of $20.3 million.  These sales resulted in a net combined gain of $2.7 million.

             On December 28, 2000, Montgomery Ward LLC and certain of its related entities (“Ward”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.   In late February 2001, a limited liability company, Kimsward LLC (“Kimsward”), was formedto designate persons or entities to whom the Ward real estate assets will be sold.  These transactions are subject to Bankruptcy Court approval.  The Management Company’s interest in Kimsward is 18.5% and its cash investment in Kimsward was $9.2 million as of March 31, 2001.  No equity in earnings from Kimsward LLC were recognized during the first quarter of 2001.  Subsequent to March 31, 2001, an additional $2.8 million was invested in Kimsward.

Note 11 –Merger – Subsequent Event

             In order to simplify the organizational structure of Simon Group, the Boards of Directors of SPG and SPG Properties, Inc. ("Properties, Inc."), on May 8, 2001 approved an agreement for the merger of Properties, Inc. into SPG. SPG owns 99.999% of the common stock of Properties, Inc. Under the proposed merger, shares of Properties, Inc.'s common stock (other than those held by SPG or holders who exercise dissenters rights) will be converted into the right to receive approximately $98 in total and outstanding shares of Properties, Inc.'s preferred stock will be converted into shares of SPG preferred stock having substantially identical terms. SPG has filed a registration statement which contains an information statement relating to the transaction which has not yet become effective. The merger is expected to close in the second or third quarter.

             If completed, this merger will be accounted for under the purchase method of accounting. The pro forma effect of the merger on the SPG's balance sheet will be the reclassification of the entire carrying amount of SPG’s preferred stock of subsidiary to be included in the caption all series of preferred stock within shareholder’s squity.  In addition, the pro forma effect on the statement of operations will be the reclassificaiton of preferred dividends of subsidiary to preferred dividends.  All other pro forma impacts associated with this transaction are immaterial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC. COMBINED

             You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this Form 10-Q. Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; substantial indebtedness; conflicts of interests; maintenance of REIT status; and environmental/safety requirements.  We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

             Overview

             Who we are - Simon Property Group, Inc. ("SPG"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). Each share of common stock of SPG is paired (“Paired Shares”) with 1/100th of a share of common stock of SPG Realty Consultants, Inc. (“SRC” and together with SPG, the “Companies”). Simon Property Group, L.P. (the “SPG Operating Partnership”) is the primary subsidiary of SPG. Units of ownership interest (“Units”) in the SPG Operating Partnership are paired (“Paired Units”) with a Unit in SPG Realty Consultants, L.P. (the “SRC Operating Partnership” and together with the SPG Operating Partnership, the “Operating Partnerships”). The SRC Operating Partnership is the primary subsidiary of SRC. In this Quarterly Report on Form 10-Q, the terms “we”, “us” and “our” refer to the Companies and the Operating Partnerships.

             The following Property acquisitions and openings (the “Property Transactions”) impacted our consolidated results of operations in the comparative periods. In May 2000, we opened Orlando Premium Outlots and in November 2000, we opened Arundel Mills.

Results of Operations

Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

             Operating income increased $2.2 million or 1.1% in 2001 as compared to 2000.  This increase primarily resulted from a $10.7 million increase in minimum rents excluding our business to business and business to consumer initiatives and a $9.1 million increase in consolidated revenues realized from our business to business and business to consumer initiatives, partially offset by a $8.9 million increase in depreciation and amortization, a $3.7 million decrease in operating income due to the impact of property disposals, a $2.4 million decrease in miscellaneous income, and a $2.1 million decrease in overage rents.  The increase in minimum rent primarily results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents.  The increase in business initiative revenues include $5.6 million from a contract termination payment.   The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities.

             Income from unconsolidated entities decreased $6.3 million in 2001, resulting from a $5.1 million decrease in income from the Management Company and a $1.2 million decrease in income from unconsolidated partnerships and joint ventures. The decrease in Management Company income is primarily the result of a decrease in fee revenues and income tax benefits.  The decrease in joint venture income is primarily related to technology start up activities of MerchantWired, LLC.

             During the first quarter of 2001 we recorded a $1.6 million expense as a cumulative effect of an accounting change, which includes our $1.4 million share from unconsolidated entities, due to the adoption of  SFAS 133  “Accounting for Derivative Instruments and Hedging Activities,” as amended.  See Note 5 of the Notes to Unaudited Condensed Financial Statements included in Item 1 of this Form 10-Q for a discussion of the cumulative effect of accounting change.  During the first quarter of 2000 we recorded a $12.3 million expense as a cumulative effect of an accounting change, which includes our $1.8 million share from unconsolidated entities, due to the adoption of Staff Accounting Bulletin No. 101, which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord.

             The $2.7 million net gain on the sales of assets in 2001 results from the sale of our interests in one regional mall, one community center, and an office building for a gross sales price of approximately $20.3 million. In 2000, we recognized a net gain of $7.1 million on the sale of one regional mall.

             Income before allocation to limited partners was $62.1 million for the three months ended March 31, 2001, which reflects a $3.7 million or 6.4% increase over 2000, primarily for the reasons discussed above.  Income before allocation to limited partners was allocated to the Companies based on SPG’s direct ownership of Ocean County Mall and certain net lease assets, and the Companies’ preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period.

             The comparability between SRC’s balance sheet as of March 31, 2001 and December 31, 2000 and results of operations for the three-months ended March 31, 2001 and March 31, 2000 have been affected by the following:

•            Effective March 31 2001 ownership of clixnmortar.com transferred from SRC to the Management Company.  See Note 1 of the Notes to Unaudited Condensed Financial Statements included in Item 1 of this Form 10-Q for a discussion of the transfer.
•            Effective January 1, 2001 ownership of SBV transferred from SRC to of the SPG Operating Partnership.

             Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units issued in connection with the NED Acquisition. Preferred dividends of subsidiary represent distributions on preferred stock of SPG Properties, Inc., a 99.999% owned subsidiary of SPG.

             Liquidity and Capital Resources

             As of March 31, 2001, our balance of unrestricted cash and cash equivalents was $135.0 million, including $42.5 million related to our gift certificate program, which we do not consider available for general working capital purposes.  We have a $1.25 billion unsecured revolving credit facility (the “Credit Facility”) which had available credit of $598.5 million at March 31, 2001. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at our option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.  Our current corporate bond ratings are Baa1 by Moody’s Investors Service and BBB+ by Standard & Poor’s.

             We anticipate that cash generated from operating performance will provide the funds we need on a short- and long-term basis for operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to shareholders in accordance with REIT requirements. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from:

•            excess cash generated from operating performance
•            working capital reserves
•            additional debt financing and
•            additional equity raised in the public markets

             Financing and Debt

             At March 31, 2001, we had combined consolidated debt of $8.7 billion, of which $6.6 billion was fixed-rate debt, bearing interest at a weighted average rate of 7.3% and $2.1 billion was variable-rate debt bearing interest at a weighted average rate of 6.2%. As of March 31, 2001, we had interest rate protection agreements related to combined consolidated variable-rate debt with a total carrying amount of $404.2 million. Our interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the three months ended March 31, 2001 or 2000.

             Our share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness over the next five years is $6.8 billion, with $4.0 billion thereafter. Our ratio of consolidated debt-to-market capitalization was 55.5% and 57.0% at March 31, 2001 and December 31, 2000, respectively.

             See Note 7 of the Notes to Unaudited Condensed Financial Statements included in Item 1 of this Form 10-Q for a discussion of the unsecured debt issued on January 11, 2001.

             Acquisitions and Disposals

             We continue to review and evaluate a limited number of acquisition opportunities. However, due to the rapid consolidation of the regional mall business and the current status of the capital markets, we believe that acquisition activity in the near term will be a less significant component of our growth strategy. We believe funds on hand, and amounts available under the Credit Facility, together with the ability to issue shares of common stock and/or Units, provide the means to finance certain acquisitions. We cannot assure you that we will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

             Dispositions

             During the first quarter of 2001, we sold our interests in one regional mall, one community center, and one office building for a combined gross sales price of $20.3 million, resulting in a net combined gain of $2.7 million. The net proceeds of approximately $19.6 million, were used for general working capital purposes.

             In addition to the Property sales described above, as a continuing part of our long-term strategic plan, management continues to pursue the sale of its remaining non-retail holdings and a number of retail assets that are no longer aligned with our strategic criteria, including four community centers currently under contract for sale. We expect the sale prices of its non-core assets, if sold, will not differ materially from the carrying value of the related assets.

             Development Activity

             New Developments.  Development activities are an ongoing part of our business. During 2000, we opened two new Properties aggregating approximately 1.7 million square feet of GLA. In total, we invested approximately $179.6 million on new developments in 2000. With fewer new developments currently under construction, we expect 2001 development costs to be approximately $76.2 million.

             Strategic Expansions and Renovations. One of our key objectives is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. During 2000, we invested approximately $201.6 million on redevelopment projects and completed five major redevelopment projects, which added approximately 1.2 million square feet of GLA to the Portfolio. We have a number of renovation and/or expansion projects currently under construction, or in preconstruction development and expect to invest approximately $121.0 million on redevelopment in 2001.

             International Expansion. The SPG Operating Partnership and the Management Company have a 29% ownership interest in European Retail Enterprises, B.V. (“ERE”) and Groupe BEG, S.A. (“BEG”), respectively, which are accounted for using the equity method of accounting. BEG and ERE are fully integrated European retail real estate developers, lessors and managers. Our total cash investment in ERE and BEG at March 31, 2001 was approximately $46.3 million, with commitments for an additional $16.6 million, subject to certain performance and other criteria, including our approval of development projects. The agreements with BEG and ERE are structured to allow us to acquire an additional 25% ownership interest over time. As of March 31, 2001, BEG and ERE had three Properties open in Poland and two in France.

             Technology Initiatives. We continue to evolve our technology initiatives through our association with several third party participants.  Through our clixnmortar subsidiary, we have formed an alliance with Found Inc. to build an infrastructure for retailers where shoppers can identify merchandise on line that is actually in inventory at a store and initiate a transaction either at the store or online.  Through MerchantWired LLC, we are creating, along with all the other leading retail real estate developers, a full service retail infrastructure company that provides retailers across the country access to a high speed, highly reliable and secure broadband network.  The SPG Operating Partnership owns an approximately 53% noncontrolling interest in MerchantWired LLC and accounts for it using the equity method of accounting. In addition, in 2000 we joined with other leading real estate companies across a broad range of property sectors to form Constellation Real Technologies, which is designed to form, incubate and sponsor real estate-related Internet, e-commerce and technology enterprises; acquire interests in existing “best of breed” companies; and act as a consolidator of real estate technology across property sectors.  In September 2000, Constellation announced its initial investment of $25.0 million in FacilityPro.com, a business-to-business electronic marketplace designed for the efficient procurement of facilities’ products and services.  Our share of this investment is $2.5 million.

             These activities may generate losses in the initial years of operation, while programs are being developed and customer bases are being established.  We expect to continue to invest in these programs over the next two years and together with the other members of MerchantWired, LLC have guaranteed our pro rata share of equipment lease payments up to $53.0 million.  We cannot assure you that our technology programs will succeed.

             Distributions.  On May 8th, 2001, SPG declared a common stock dividend of $0.525 per share which represents a 4% increase. The current combined annual distribution rate is $2.10 per Paired Share.  SPG declared distributions on its common stock in 2000 aggregating $2.02 per share. On February 6, 2001, SPG declared a distribution of $0.5050 per Paired Share payable on February 28, 2001, to shareholders of record on February 16, 2001. Future distributions will be determined based on actual results of operations and cash available for distribution.

             Investing and Financing Activities

             Cash used in investing activities of $60.0 million for the three months ended March 31, 2001 includes capital expenditures of $74.8 million, investments in unconsolidated joint ventures of $13.6 million, and advances to the Management Company of $32.2 million.  Capital expenditures include development costs of $13.0 million, renovation and expansion costs of $45.1 million and tenant costs and other operational capital expenditures of $16.8 million.  These cash uses are partially offset by distributions from unconsolidated entities of $41.1 million and net proceeds of $19.6 million from the sale of three properties previously mentioned.

             Cash used in financing activities for the three months ended March 31, 2001 was $126.5 million and includes net distributions of $141.8 million, partially offset by net borrowings of $15.3 million.

             EBITDA—Earnings from Operating Results before Interest, Taxes, Depreciation and Amortization

             We believe that there are several important factors that contribute to our ability to increase rent and improve profitability of our shopping centers, including aggregate tenant sales volume, sales per square foot, occupancy levels and tenant costs. Each of these factors has a significant effect on EBITDA. We believe that EBITDA is an effective measure of shopping center operating performance because:

•	it is industry practice to evaluate real estate properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA
•	EBITDA is unaffected by the debt and equity structure of the property owner.

             However, you should understand that EBITDA:

•	does not represent cash flow from operations as defined by accounting principles generally accepted in the United States
•	should not be considered as an alternative to net income as a measure of operating performance
•	is not indicative of cash flows from operating, investing and financing activities
•	is not an alternative to cash flows as a measure of liquidity.

             Total EBITDA for the Properties increased from $484.8 million  for the three months ended March 31, 2000 to $511.6 million for the same period in 2001, representing a 5.5% increase. This growth is primarily the result of increased rental rates, increased tenant sales, improved occupancy levels, effective control of operating costs and the addition of GLA to the Portfolio through expansions. During this period, the operating profit margin increased from 63.3% to 63.7%. There were no major acquisitions during 2001.

             FFO-Funds from Operations

             FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO, as defined by NAREIT, means consolidated net income without giving effect to real estate related depreciation and amortization, gains or losses from extraordinary items and gains or losses on sales of real estate, plus the allocable portion, based on economic ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with accounting principles generally accepted in the United States. However, FFO:

•	does not represent cash flow from operations as defined by accounting principles generally accepted in the United States
•	should not be considered as an alternative to net income as a measure of operating performance
•	is not an alternative to cash flows as a measure of liquidity.

             The following summarizes our FFO and that of the Companies and reconciles our combined income before extraordinary items and cumulative effect of accounting change to our FFO for the periods presented:

	For the Three Months Ended March 31,
	2001	2000
(In thousands)
Our FFO	$177,569	$170,225
Reconciliation:
Income Before Extraordinary Items and Cumulative Effect of AccountingChange (1) (2)	$63,775	$71,136
Plus:
Depreciation and amortization from combined consolidated Properties	106,166	98,236
Our share of depreciation and amortization from unconsolidated affiliates	31,257	28,801

Less:
Gain on sale of asset, net	(2,711)	(7,096)
Minority interest portion of depreciation and amortization	(1,487)	(1,480)
Preferred distributions (including preferred distributions of a subsidiary and to preferred unitholders)	(19,431)	(19,372)
Our FFO	$177,569	$170,225
FFO Allocable to the Companies	$128,766	$123,506

Notes:

(1)     Includes gains on land sales of $1.2 million and $1.8 million for the three months ended March 31, 2001 and 2000, respectively.
(2)     Includes straight-line rent adjustments to minimum rent of $4.3 million and $5.0 million for the three months ended March 31, 2001 and 2000, respectively.

             Portfolio Data

             Operating statistics do not include those Properties located outside of the United States.

             Aggregate Tenant Sales Volume. For the three months ended March 31, 2001 compared to the same period in 2000, total reported retail sales at mall and freestanding GLA we own (“Owned GLA”) in the regional malls increased $195 million or 9.2% from $2,134 million to $2,330 million, primarily as a result of  increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

             Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 89.5% at March 31, 2000, to 90.2% at March 31, 2001. Owned GLA has decreased 0.5 million square feet from March 31, 2000, to March 31, 2001, primarily as a result of dispositions.

             Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 3.9%, from $27.52 at March 31, 2000 to $28.60 at March 31, 2001.

             Inflation

             Inflation has remained relatively low during the past four years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants’ leases contain provisions designed to lessen the impact of inflation. These provisions include clauses enabling us to receive percentage rentals based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

             However, inflation may have a negative impact on some of our other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

             Seasonality

             The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, our earnings are generally highest in the fourth quarter of each year.

             Retail Climate and Tenant Bankruptcies

             A number of local, regional, and national retailers, including both in-line and anchor tenants, have recently announced store closings or filed for bankruptcy.  Some changeover in tenants is normal in our business.  We lost 800,000 square feet of tenants in 2000 and 580,000 square feet in the first quarter of 2001 to bankruptcies.  Pressures which affect consumer confidence, job growth, energy costs and income gains, however, can affect retail sales growth and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from these store closings or bankruptcies.

             The geographical diversity of our portfolio mitigates some of our risk in the event of an economic downturn.  In addition, the diversity of our tenant mix also is a factor because no single retailer represents neither more than 2.0% of total GLA nor more than 3.5% of our annualized base minimum rent.  Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance.  Our previously demonstrated ability to successfully retenant anchor and in line store locations reflects our resilience to fluctuations in economic cycles.  While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, successful execution of a releasing strategy is not assured.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

             Sensitivity Analysis. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2001, a 0.50% increase in the market rates of interest would decrease annual future earnings and cash flows by approximately $9.8 million, and would decrease the fair value of debt by approximately $450.7 million. A 0. 50% decrease in the market rates of interest would increase annual future earnings and cash flows by approximately $9.8 million, and would increase the fair value of debt by approximately $518.3 million.  We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate.

Part II - Other Information

             Item 1:  Legal Proceedings

             Please refer to Note 9 of the combined financial statements for a summary of material pending litigation.

             Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

One report on Form 8-K was filed during the current period.

             On February 16, 2001 under Item 5 - Other Events, SPG reported that it made available additional ownership and operational information concerning the Companies, the Operating Partnerships, and the properties owned or managed as of December 31, 2000, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, SPG reported that, on February 8, 2001, it issued a press release containing information on earnings as of December 31, 2000 and other matters. A copy of the press release was included as an exhibit to the filing.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC. AND
SPG REALTY CONSULTANTS, INC.

/s/ Stephen E. Sterrett
Stephen E. Sterrett,
Executive Vice President and Chief Financial Officer

Date: May 15, 2001