Form 10-Q
period 2001-06-30
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 2001-08-14
CIK 1063761, 1067173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES      ☒         NO       ☐

As of August 1, 2001, 171,606,443 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding, and were paired with 1,748,104  shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc.

SIMON PROPERTY GROUP, INC. AND
SPG REALTY CONSULTANTS, INC.

FORM 10-Q

Simon Property Group, Inc. and SPG Realty Consultants, Inc.
 Condensed Combined Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2001	2000

ASSETS:
Investment properties, at cost	$13,156,049	$13,045,133
Less — accumulated depreciation	1,669,250	1,480,719

	11,486,799	11,564,414
Cash and cash equivalents	180,359	223,111
Tenant receivables and accrued revenue, net	281,720	302,198
Notes and advances receivable from Management Company and affiliates	122,133	182,401
Investment in unconsolidated entities, at equity	1,280,068	1,315,836
Goodwill, net	37,798	38,384
Deferred costs and other assets, net	264,119	269,867
Minority interest, net	44,637	41,734

	$13,697,633	$13,937,945

LIABILITIES:
Mortgages and other indebtedness	$8,730,012	$8,728,582
Accounts payable and accrued expenses	476,516	451,207
Cash distributions and losses in partnerships and joint ventures, at equity	48,252	44,634
Accrued dividends	18,487	18,266
Other liabilities	104,480	227,552

Total liabilities	9,377,747	9,470,241

COMMITMENTS AND CONTINGENCIES (Note 9)

LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIPS	871,406	913,482

LIMITED PARTNERS' PREFERRED INTEREST IN THE
SPG OPERATING PARTNERSHIP	150,852	149,885

PREFERRED STOCK OF SUBSIDIARY (Liquidation value $350,000)	340,000	339,866

SHAREHOLDERS' EQUITY:

CAPITAL STOCK OF SIMON PROPERTY GROUP, INC. (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):

All series of preferred stock, 100,000,000 shares authorized, 5,879,896 and 5,881,116 issued and outstanding, respectively. Liquidation values $557,845 and $559,065, respectively.	537,229	538,684

Common stock, $.0001 par value, 400,000,000 shares authorized, 171,576,618 and 170,840,315 issued and outstanding, respectively	17	17

Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000 issued and outstanding	1	1

Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	--	--

CAPITAL STOCK OF SPG REALTY CONSULTANTS, INC.:

Common stock, $.0001 par value, 7,500,000 shares authorized, 1,747,806 and 1,740,443 issued and outstanding, respectively	--	--

Capital in excess of par value	3,330,847	3,313,557
Accumulated deficit	(823,323)	(715,288)
Accumulated other comprehensive income	(8,405)	--
Unamortized restricted stock award	(26,220)	(19,982)

Common stock held in treasury at cost, 2,098,555 shares	(52,518)	(52,518)

Total shareholders' equity	2,957,628	3,064,471

	$13,697,633	$13,937,945

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and SPG Realty Consultants, Inc.
 Condensed Combined Statements of Operations

(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

REVENUE:
Minimum rent	$307,386	$294,265	$614,517	$590,727
Overage rent	7,130	6,718	17,013	18,756
Tenant reimbursements	146,449	154,303	294,963	299,147
Other income	27,305	32,373	52,453	56,880

Total revenue	488,270	487,659	978,946	965,510

EXPENSES:
Property operating	82,666	79,459	161,440	156,441
Depreciation and amortization	106,748	99,140	213,263	197,628
Real estate taxes	48,721	49,729	101,513	98,151
Repairs and maintenance	19,333	16,195	39,060	35,760
Advertising and promotion	12,618	15,245	26,424	31,255
Provision for credit losses	2,243	2,214	5,147	4,345
Other	6,761	9,375	13,546	18,484

Total operating expenses	279,090	271,357	560,393	542,064

OPERATING INCOME	209,180	216,302	418,553	423,446

INTEREST EXPENSE	149,970	155,207	307,894	313,866

INCOME BEFORE MINORITY INTEREST	59,210	61,095	110,659	109,580

MINORITY INTEREST	(3,115)	(2,283)	(5,231)	(4,717)
GAIN (LOSS) ON SALES OF ASSETS, NET OF ASSET WRITE DOWNS OF $0,$ 10,572, $0, AND $10,572, RESPECTIVELY	(28)	1,562	2,683	8,658

INCOME BEFORE UNCONSOLIDATED ENTITIES	56,067	60,374	108,111	113,521

INCOME FROM UNCONSOLIDATED ENTITIES	13,903	15,538	25,634	33,527

INCOME BEFORE EXTRAORDINARY ITEMS AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	69,970	75,912	133,745	147,048

EXTRAORDINARY ITEMS - DEBT RELATED TRANSACTIONS	--	--	(25)	(440)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 5)	--	--	(1,638)	(12,342)

INCOME BEFORE ALLOCATION TO LIMITED PARTNERS	69,970	75,912	132,082	134,266

LESS:
LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIPS	13,878	15,532	25,620	26,271
PREFERRED DISTRIBUTIONS OF THE SPG OPERATING PARTNERSHIP	2,835	2,817	5,747	5,634
PREFERRED DIVIDENDS OF SUBSIDIARY	7,334	7,334	14,668	14,668

NET INCOME	45,923	50,229	86,047	87,693

PREFERRED DIVIDENDS	(9,177)	(9,217)	(18,362)	(18,438)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$36,746	$41,012	$67,685	$69,255

BASIC AND DILUTED EARNINGS PER COMMON PAIRED SHARE:
Income before extraordinary items and cumulative effect of accounting change	$0.21	$0.24	$0.40	$0.45

Net income	$0.21	$0.24	$0.39	$0.40

Net Income	$45,923	$50,229	$86,047	$87,693
Cumulative effect of accounting change	--	--	(1,995)	--
Unrealized gain (loss) on interest rate hedge agreements	111	--	(6,093)	--
Net losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	905	--	1,663	--
Unrealized gain/(loss) on investment	(1,980)	5,659	(1,980)	4,879

Comprehensive Income	$44,959	$55,888	$77,642	$92,572

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and SPG Realty Consultants, Inc.
 Condensed Combined Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,047	$87,693
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	218,383	202,733
Extraordinary items	25	440
Cumulative effect of accounting change	1,638	12,342
Gain on sales of assets, net of asset write downs of $0 and
and $10,572, respectively	(2,683)	(8,658)
Limited partners' interest in Operating Partnerships	25,620	26,271
Preferred dividends of Subsidiary	14,668	14,668
Preferred distributions of the SPG Operating Partnership	5,747	5,634
Straight-line rent	(4,652)	(8,416)
Minority interest	5,231	4,717
Equity in income of unconsolidated entities	(25,634)	(33,527)
Changes in assets and liabilities—
Tenant receivables and accrued revenue	31,094	44,615
Deferred costs and other assets	(18,141)	8,116
Accounts payable, accrued expenses and other liabilities	(55,473)	(84,202)

Net cash provided by operating activities	281,870	272,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(152,342)	(226,106)
Cash from consolidation of ASP	8,156	--
Net proceeds from sale of assets	19,550	108,993
Investments in unconsolidated entities	(20,433)	(103,876)
Distributions from unconsolidated entities	112,014	185,650
Investments in and advances (to)/from Management Company and affiliate	(2,230)	(1,821)

Net cash used in investing activities	(35,285)	(37,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock, net	4,163	341
Minority interest distributions, net	(7,613)	(8,234)
Preferred dividends of Subsidiary	(14,668)	(14,668)
Preferred distributions of the SPG Operating Partnership	(5,747)	(5,634)
Preferred dividends and distributions to shareholders	(196,059)	(194,045)
Distributions to limited partners	(66,859)	(66,070)
Mortgage and other note proceeds, net of transaction costs	665,134	790,007
Mortgage and other note principal payments	(667,688)	(751,117)

Net cash used in financing activities	(289,337)	(249,420)

DECREASE IN CASH AND CASH EQUIVALENTS	(42,752)	(14,154)

CASH AND CASH EQUIVALENTS, beginning of period	223,111	157,632

CASH AND CASH EQUIVALENTS, end of period	$180,359	$143,478

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2001	2000

ASSETS:
Investment properties, at cost	$13,148,889	$13,037,506
Less — accumulated depreciation	1,667,869	1,479,378

	11,481,020	11,558,128
Cash and cash equivalents	171,669	214,404
Tenant receivables and accrued revenue, net	279,150	296,785
Notes and advances receivable from Management Company and affiliates	122,133	182,401
Note receivable from the SRC Operating Partnership (Interest at 8%, due 2009)	1,460	29,425
Investment in unconsolidated entities, at equity	1,273,148	1,308,838
Goodwill, net	37,798	38,384
Deferred costs and other assets, net	262,946	240,665
Minority interest, net	44,637	42,377

	$13,673,961	$13,911,407

LIABILITIES:
Mortgages and other indebtedness	$8,730,012	$8,728,582
Accounts payable and accrued expenses	471,428	439,190
Cash distributions and losses in partnerships and joint ventures, at equity	48,252	44,634
Accrued dividends	18,487	18,266
Other liabilities	105,118	227,481

Total liabilities	9,373,297	9,458,153

COMMITMENTS AND CONTINGENCIES (Note 9)

LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP	866,118	909,491

LIMITED PARTNERS' PREFERRED INTEREST IN THE
SPG OPERATING PARTNERSHIP	150,852	149,885

PREFERRED STOCK OF SUBSIDIARY (Liquidation value $350,000)	340,000	339,866

SHAREHOLDERS' EQUITY (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):

All series of preferred stock, 100,000,000 shares authorized, 5,879,896 and 5,881,116 issued and outstanding, respectively. Liquidation values $557,845 and $559,065, respectively.	537,229	538,684

Common stock, $.0001 par value, 400,000,000 shares authorized, 171,576,618
and 170,840,315 issued and outstanding, respectively	17	17

Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000
issued and outstanding	1	1

Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	--	--

Capital in excess of par value	3,318,123	3,299,016
Accumulated deficit	(824,722)	(711,395)
Accumulated other comprehensive income	(8,405)	--
Unamortized restricted stock award	(26,220)	(19,982)
`
Common stock held in treasury at cost, 2,098,555 shares	(52,329)	(52,329)

Total shareholders' equity	2,943,694	3,054,012

	$13,673,961	$13,911,407

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

REVENUE:
Minimum rent	$307,406	$294,285	$614,557	$590,763
Overage rent	7,130	6,718	17,013	18,756
Tenant reimbursements	146,450	154,303	294,964	299,147
Other income	26,654	32,093	50,921	54,925

Total revenue	487,640	487,399	977,455	963,591

EXPENSES:
Property operating	82,224	78,861	160,850	154,093
Depreciation and amortization	106,726	99,114	213,218	197,579
Real estate taxes	48,714	49,736	101,501	98,121
Repairs and maintenance	19,332	16,193	39,059	35,758
Advertising and promotion	12,618	15,196	26,424	31,260
Provision for credit losses	2,248	2,214	5,152	4,345
Other	6,608	7,363	13,504	14,988

Total operating expenses	278,470	268,677	559,708	536,144

OPERATING INCOME	209,170	218,722	417,747	427,447

INTEREST EXPENSE	149,969	155,830	307,894	314,514

INCOME BEFORE MINORITY INTEREST	59,201	62,892	109,853	112,933

MINORITY INTEREST	(3,115)	(2,353)	(5,353)	(4,787)
GAIN (LOSS) ON SALES OF ASSETS, NET OF ASSET WRITE DOWNS OF $0, $10,572, $0, AND $10,572, RESPECTIVELY	(28)	1,562	2,683	8,658

INCOME BEFORE UNCONSOLIDATED ENTITIES	56,058	62,101	107,183	116,804

INCOME FROM UNCONSOLIDATED ENTITIES	13,970	15,883	25,712	33,213

INCOME BEFORE EXTRAORDINARY ITEMS AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	70,028	77,984	132,895	150,017
EXTRAORDINARY ITEMS - DEBT RELATED TRANSACTIONS	--	--	(25)	(440)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 5)	--	--	(1,638)	(12,342)

INCOME BEFORE ALLOCATION TO LIMITED PARTNERS	70,028	77,984	131,232	137,235

LESS:
LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP	13,895	16,103	25,386	27,090
PREFERRED DISTRIBUTIONS OF THE SPG OPERATING PARTNERSHIP	2,835	2,817	5,747	5,634
PREFERRED DIVIDENDS OF SUBSIDIARY	7,334	7,334	14,668	14,668

NET INCOME	45,964	51,730	85,431	89,843

PREFERRED DIVIDENDS	(9,177)	(9,217)	(18,362)	(18,438)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$36,787	$42,513	$67,069	$71,405

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary items and cumulative effect of
accounting change	$0.21	$0.24	$0.40	$0.46

Net income	$0.21	$0.24	$0.39	$0.41

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	172,485	173,672	172,244	173,448

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	172,805	173,815	172,484	173,570

Net Income	$45,964	$51,730	$85,431	$89,843
Cumulative effect of accounting change	--	--	(1,995)	-
Unrealized gain (loss) on interest rate hedge agreements	111	--	(6,093)	-
Net losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	905	--	1,663	--
Unrealized gain/(loss) on investment	(1,980)	5,659	(1,980)	4,879

Comprehensive Income	$45,000	$57,389	$77,026	$94,722

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,431	$89,843
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	218,337	202,684
Extraordinary items	25	440
Cumulative effect of accounting change	1,638	12,342
Gain on sales of assets, net of asset write downs of $0 and
and $10,572, respectively	(2,683)	(8,658)
Limited partners' interest in Operating Partnership	25,386	27,090
Preferred dividends of Subsidiary	14,668	14,668
Preferred distributions of the SPG Operating Partnership	5,747	5,634
Straight-line rent	(4,652)	(8,416)
Minority interest	5,353	4,787
Equity in income of unconsolidated entities	(25,712)	(33,213)
Changes in assets and liabilities—
Tenant receivables and accrued revenue	32,584	46,779
Deferred costs and other assets	(19,999)	8,828
Accounts payable, accrued expenses and other liabilities	(58,168)	(89,403)

Net cash provided by operating activities	277,955	273,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(152,480)	(216,819)
Cash from consolidation of ASP	8,156	--
Proceeds from sale of assets	19,550	108,993
Investments in unconsolidated entities	(20,433)	(103,876)
Distributions from unconsolidated entities	112,014	183,852
Investments in and advances (to)/from Management Company and affiliate	(2,230)	(1,821)
Loan to the SRC Operating Partnership	4,136	(12,478)

Net cash used in investing activities	(31,287)	(42,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock, net	4,097	292
Minority interest distributions, net	(7,613)	(8,234)
Preferred dividends of Subsidiary	(14,668)	(14,668)
Preferred distributions of the SPG Operating Partnership	(5,747)	(5,634)
Preferred dividends and distributions to shareholders	(196,059)	(194,045)
Distributions to limited partners	(66,859)	(66,070)
Mortgage and other note proceeds, net of transaction costs	665,134	790,007
Mortgage and other note principal payments	(667,688)	(751,007)

Net cash used in financing activities	(289,403)	(249,359)

DECREASE IN CASH AND CASH EQUIVALENTS	(42,735)	(18,103)

CASH AND CASH EQUIVALENTS, beginning of period	214,404	154,924

CASH AND CASH EQUIVALENTS, end of period	$171,669	$136,821

The accompanying notes are an integral part of these statements.

SPG Realty Consultants, Inc.
Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2001	2000

ASSETS:
Cash and cash equivalents	$8,690	$8,707
Accounts receivable (including $2,312 and $2,984 from related parties)	3,532	8,394

Total current assets	12,222	17,101
Investment properties, at cost, less accumulated depreciation of $1,381 and $1,341, respectively	5,780	6,286
Investment in unconsolidated entities, at equity	6,921	6,998
Investment in technology initiatives	--	23,583
Other noncurrent assets	469	2,896

	$25,392	$56,864

LIABILITIES:
Accounts payable and accrued expenses (including $63 and $4,855 from related parties)	$4,708	$12,346

Total current liabilities	4,708	12,346
Note payable to the SPG Operating Partnership (Interest at 8%, due 2009)	1,460	29,425
Minority interest	--	643

Total liabilities	6,168	42,414

COMMITMENTS AND CONTINGENCIES (Note 9)

LIMITED PARTNERS' INTEREST IN THE SRC OPERATING PARTNERSHIP	5,288	3,991

SHAREHOLDERS' EQUITY:

Common stock, $.0001 par value, 7,500,000 shares authorized, 1,747,806
and 1,740,443 issued and outstanding, respectively	--	--
Capital in excess of par value	27,832	29,647
Accumulated deficit	(13,707)	(18,999)
Less common stock held in treasury at cost, 20,986 shares.	(189)	(189)

Total shareholders' equity	13,936	10,459

	$25,392	$56,864

The accompanying notes are an integral part of these statements.

SPG Realty Consultants, Inc.
Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

REVENUE:
Rental income	$77	$91	$153	$197
Marketing and fee income	--	2,450	--	4,238
Insurance premiums	544	--	1,061	--
Other income	103	50	221	76

Total revenue	724	2,591	1,435	4,511

EXPENSES:
Depreciation and amortization	23	26	46	49
Technology initiatives startup costs	--	2,277	90	3,138
Insurance losses	641	--	1,127	--
General and administrative expenses	23	2,075	36	4,397

Total operating expenses	687	4,378	1,299	7,584

OPERATING INCOME (LOSS)	37	(1,787)	136	(3,073)

INTEREST EXPENSE	28	10	581	280
PLUS:
MINORITY INTEREST	--	70	122	70
GAIN ON LAND SALES, NET	--	--	1,251	--

INCOME (LOSS) BEFORE UNCONSOLIDATED ENTITIES	9	(1,727)	928	(3,283)

INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES	(67)	(345)	(78)	314

INCOME (LOSS) BEFORE ALLOCATION TO LIMITED PARTNERS	(58)	(2,072)	850	(2,969)

LESS--LIMITED PARTNERS' INTEREST INTHE SRC OPERATING PARTNERSHIP	(17)	(571)	234	(819)

NET INCOME (LOSS)	$(41)	$(1,501)	$616	$(2,150)

BASIC AND DILUTED EARNINGS PER COMMON SHARE:

Net income (loss)	$(0.02)	$(0.86)	$0.36	$(1.24)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	1,725	1,737	1,722	1,734

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	1,725	1,737	1,725	1,734

The accompanying notes are an integral part of these statements.

SPG Realty Consultants, Inc.
 Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$616	$(2,150)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	46	49
Gain on sales of assets, net	(1,251)	--
Limited partners' interest in SRC Operating Partnership	234	(819)
Minority interest	(122)	(70)
Equity in income of unconsolidated entities	78	(314)
Changes in assets and liabilities—
Accounts receivable	(1,490)	(2,876)
Other non-current assets	1,859	--
Accounts payable and accrued expenses	2,692	5,201

Net cash provided (used in) by operating activities	2,662	(979)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in technology initiatives and other capital expenditures	(115)	(9,287)
Cash included in transfer of assets to SPG Operating Partnership	(152)	--
Net proceeds from sales of assets	1,658	--
Distributions from unconsolidated entities	--	1,798

Net cash provided by (used in) investing activities	1,391	(7,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net	66	49
Loan from the SPG Operating Partnership	(4,136)	12,478
Mortgage and other note proceeds, net of transaction costs	--	(110)

Net cash (used in) provided by financing activities	(4,070)	12,417

CHANGE IN CASH AND CASH EQUIVALENTS	(17)	3,949

CASH AND CASH EQUIVALENTS, beginning of period	8,707	2,708

CASH AND CASH EQUIVALENTS, end of period	$8,690	$6,657

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

             SPG, primarily through the SPG Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of June 30, 2001, SPG and the SPG Operating Partnership owned or held an interest in 250 income-producing properties in the United States, which consisted of 164 regional malls, 72 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the “Properties”) and six additional retail real estate properties operating in Europe and Canada. SPG and the SPG Operating Partnership also owned an interest in one property currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the “Portfolio Properties”.  At June 30, 2001 and December 31, 2000, the Companies’ direct and indirect ownership interests in the Operating Partnerships were 72.5% and 72.4% respectively.  The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the “Management Company”).   Effective January 1, 2001, the Management Company elected to become a taxable REIT subsidiary (“TRS”).

             SRC, primarily through the SRC Operating Partnership, engages primarily in activities that capitalize on the resources, customer base and operating activities of SPG, which could not be engaged in by SPG without potentially impacting its status as a REIT.  These activities included a technology subsidiary, clixnmortar.  Minority interest on the SRC balance sheet as of December 31, 2000 represents an 8.3% outside ownership interest in clixnmortar. Effective March 31, 2001, the SPG Operating Partnership purchased clixnmortar from the SRC Operating Partnership at its carrying value utilizing the inter-company note.  SRC also has noncontrolling interests in two joint ventures which each own land held for sale, which are located adjacent to Properties.  The SPG Operating Partnership subsequently contributed clixnmortar to the Management Company in exchange for preferred stock of the Management Company.  During 2000, SRC’s wholly-owned insurance subsidiary, Marigold Indemnity, Ltd (“Marigold”), began providing general liability insurance coverage to a third party that provides outsourcing services at certain properties.  Marigold reinsures the majority of the risk through a third party indemnity company.

             Simon Brand Ventures, LLC (“SBV”) and Simon Business Network (“SBN”) continue to expand upon certain mall marketing initiatives to take advantage of Simon Group’s size and tenant relationships, primarily through strategic corporate alliances. SBV is focused on leveraging Simon Group’s 100 million unique shoppers and their 2 billion annual shopping visits to contribute to Simon Group’s second-curve revenue strategy.  The SBV concept and initiatives were started in 1997 to create a new medium for connecting consumers with retailers and sponsors by developing a combination of shopping, entertainment and community.  SBN is focused on leveraging Simon Group’s assets to create new businesses which will drive greater value to its Portfolio Properties, retailers and other developers and generate new sources of revenue for Simon Group.  SBN’s strategy is to provide a competitively valued, broad-based offering of products and services via a unique and dominant marketplace and service network focused on the real estate industry and their tenants.  SBV has also entered into cost sharing arrangements with the Management Company similar to those of the SPG Operating Partnership.  Effective January 1, 2001, the SPG Operating Partnership purchased SBV from SRC at approximately its carrying value utilizing the intercompany note.

             On April 1, 2001, SPG, LP became the managing general partner of SPG Administrative Services Partnership L.P.  (“ASP”). In addition, SPG LP acquired an additional 24% partnership interest in ASP from the Management Company.  As a result, SPG, LP gained control of ASP consistent with the Simon Group’s consolidation principles. ASP was previously consolidated as part of the Management Company.  The change in control and consolidation of ASP will not have a material impact on the results of operations of Simon Group and the other aspects of the transaction were not material.   ASP was organized to provide for the allocation of the salaries and other costs associated with employees who perform services for the Management Company and its affiliates as well as multiple entities controlled by SPG  L.P.

Note 2 - Basis of Presentation

             The accompanying condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended June 30, 2001 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the Companies’ combined annual report on Form 10-K for the year ended December 31, 2000, except for the change in accounting policy discussed in Note 5, and should be read in conjunction therewith.  Investments in securities classified as available for sale are reflected in deferred costs and other assets in the accompanying balance sheets at market value with the changes in market value reflected as comprehensive income or loss in shareholders’ equity.

             The accompanying condensed combined financial statements include SPG and SRC and their subsidiaries. The accompanying condensed consolidated financial statements for SPG and SRC include SPG and its subsidiaries and SRC and its subsidiaries, respectively. All significant intercompany amounts have been eliminated.

             Net operating results of the Operating Partnerships are allocated to the Companies based first on the Companies' preferred unit preference, if applicable, and then on their remaining ownership interests in the Operating Partnerships during the period. The Companies’ remaining weighted average ownership interests in the Operating Partnerships for both the six-month periods ended June 30, 2001 and June 30, 2000 was 72.4%.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Common Shareholders’ share of income before extraordinary items and cumulative effect of accounting change	$36,746	$41,012	$68,889	$78,511

Common Shareholders’ share of extraordinary items	—	—	(18)	(319)

Common Shareholders’ share of cumulative effect of accounting change	—	—	(1,186)	(8,937)

Net Income available to Common Shareholders	$36,746	$41,012	$67,685	$69,255

Weighted Average Shares Outstanding – Basic	172,485,020	173,672,074	172,244,332	173,447,511

Effect of stock options	319,616	143,016	239,714	122,045

Weighted Average Shares Outstanding - Diluted	172,804,636	173,815,090	172,484,046	173,569,556

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Basic and Diluted Per Share:
Common Shareholders’ share of income before extraordinary items and cumulative effect of accounting change	$0.21	$0.24	$0.40	$0.45

Common Shareholders’ share of extraordinary items	--	--	--	--

Common Shareholders’ share of cumulative effect of accounting change	—	—	(0.01)	(0.05)

Net Income available to Common Shareholders	$0.21	$0.24	$0.39	$0.40

             None of the series of convertible preferred stock issued and outstanding during the comparative periods had a dilutive effect on earnings per share, nor did any of the convertible preferred Units of the SPG Operating Partnership outstanding, which are convertible into Paired Shares on or after August 27, 2004 if certain conditions are met. Paired Units held by limited partners in the Operating Partnerships may be exchanged for Paired Shares, on a one-for-one basis in certain circumstances. If exchanged, the paired Units would not have a dilutive effect.

Note 4 - Cash Flow Information

             Cash paid for interest, net of amounts capitalized, during the six months ended June 30, 2001 was $297,342 as compared to $319,696 for the same period in 2000. See Notes 1 and 8 for information about non-cash transactions during the six months ended June 30, 2001.

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

             Within the next twelve months, Simon Group expects to reclassify to earnings approximately $3.0 million of expense of the current balance held in accumulated other comprehensive income.  Amounts included in these reclassifications attributable to joint ventures and minority interests were not material.  The amount of hedge ineffectiveness recorded during the three months ended June 30, 2001 was not material.

The following table summarizes the notional and fair values of Simon Group’s derivative instruments as of June 30, 2001, in millions:

Hedge Type	Index	Notional Amount	Interest Rate Range	Maturity Range	Fair Value

Consolidated:
Interest Rate Swaps	1 month LIBOR	$100.0	5.80-7.24%	9/01-12/04	$(1.4)
Interest Rate Caps	1 or 3 month LIBOR	238.0	6.40-16.77%	9/01-1/05	0.3
Interest Rate Cap - Collar	3 month LIBOR	85.0	5.89%	5/04	0.8
Interest Rate Floor - Collar	3 month LIBOR	$85.0	5.89%	5/04	(2.5)

					$(2.8)
Cross-Currency Interest Rate Swap	1 month EURIBOR and Euros	30.0 EUR	7.75%/ 0.94 EUR	7/03	$(4.0)

					$(6.8)

Joint Ventures:

Interest Rate Caps	1 or 3 month LIBOR	$1,001.4	7.70-11.83%	1/02 – 5/06	$0.2
Interest Rate Swap	3 month LIBOR	$71.0	6.01%	7/11	1.3

					$1.5

             As of June 30, 2001, Simon Group has recorded derivatives at their fair values of $1.1 million included in other assets and $7.9 million included in other liabilities.  Simon Group’s exposure to market risk due to changes in interest rates primarily relates to Simon Group’s long-term debt obligations. Through its risk management strategy, Simon Group manages exposure to interest rate market risk by a combination of interest rate protection agreements to effectively fix or cap a portion of variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate. Simon Group is also exposed to foreign currency risk on financings of certain foreign operations.  To manage foreign currency exchange rate risk as part of its risk management strategy, Simon Group has also entered into a foreign currency forward contract. Simon Group’s intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures.  Simon Group does not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

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

             On an ongoing quarterly basis, Simon Group adjusts its balance sheets to reflect current fair market value of its derivatives.  Changes in the fair value of derivatives are to be recorded each period in earnings or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction.  To the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in earnings. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings.  This reclassification occurs when the hedged items are also recognized in earnings.  Interest rate differentials that arise under interest rate swap contracts are settled periodically based upon the terms of the contract and are recognized in interest expense over the life of the contracts.  Simon Group has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

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

Note 6 - Investment in Unconsolidated Entities

             Summary financial information of Simon Group’s investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of Simon Group’s investment in and share of income from such partnerships and joint ventures follow:

	June 30,	December 31,
	2001	2000
BALANCE SHEETS
Assets:
Investment properties at cost, net	$6,523,733	$6,573,412
Cash and cash equivalents	181,433	192,138
Tenant receivables	160,161	165,918
Other assets	278,175	276,975

Total assets	$7,143,502	$7,208,443

Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,245,429	$5,135,488
Accounts payable, accrued expenses and other liabilities	326,933	347,733

Total liabilities	5,572,362	5,483,221
Partners' equity	1,571,140	1,725,222

Total liabilities and partners' equity	$7,143,502	$7,208,443

Simon Group’s Share of:
Total assets	$2,911,074	$2,929,647

Partners’ equity	$616,027	$679,591
Add: Excess Investment	551,242	558,675

Simon Group’s net Investment in Joint Ventures	$1,167,269	$1,238,266

	For the Three Months Ended June 30,		For The Six Months Ended June 30,

STATEMENTS OF OPERATIONS	2001	2000	2001	2000

Revenue:
Minimum rent	$200,925	$183,652	$399,443	$364,451
Overage rent	3,718	3,184	9,525	9,028
Tenant reimbursements	99,531	92,576	196,399	184,110
Other income	16,023	12,173	27,644	22,259

Total revenue	320,197	291,585	633,011	579,848

Operating Expenses:
Operating expenses and other	122,899	112,351	240,019	221,469
Depreciation and amortization	67,293	56,121	127,792	111,771

Total operating expenses	190,192	168,472	367,811	333,240

Operating Income	130,005	123,113	265,200	246,608
Interest Expense	92,080	86,660	186,840	171,112

Income Before Extraordinary Items and Cumulative Effect of Accounting Change (“IBEC”)	37,925	36,453	78,360	75,496
Extraordinary Items	(75)	--	(75)	--
Cumulative Effect of Accounting Change	--	--	(2,883)	(3,948)

Net Income	$37,850	$36,453	$75,402	$71,548

Third-Party Investors' Share of IBEC	23,650	21,160	50,075	44,669

Simon Group’s Share of IBEC	$14,275	$15,293	$28,285	$30,827
Amortization of Excess Investment	6,002	5,310	10,948	10,583

Income from Unconsolidated Entities	$8,273	$9,983	$17,337	$20,244

Simon Group’s share of consolidated net income of the Management Company, excluded from the tables above, after intercompany profit eliminations, was $5,630 and $5,555 for the three-month periods ended June 30, 2001 and 2000, respectively, and $8,297 and $13,283 for the six month periods ended June 30, 2001 and 2000, respectively.  Simon Group’s net investment in the Management Company, excluded from the tables above, was $64,547 and $32,936 as of June 30, 2001 and December 31, 2000, respectively.

In addition, Simon Group has guaranteed its pro rata share of a joint venture's lease obligations up to $55.4 million.

Note 7 - Debt

             At June 30, 2001, of Simon Group’s combined consolidated debt $6,512,770 was fixed-rate debt and $2,217,242 was variable-rate debt.  Simon Group’s pro rata share of indebtedness of the unconsolidated joint venture Properties as of June 30, 2001 was $2,214,475.

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

             Subsequent to June 30, 2001, Simon Group retired the third and final tranche of the CPI merger facility totaling $435.0 million.  Funds used to retire this debt were generated primarily from a $277.0 million financing of four mall properties at a fixed rate of 6.99% and a $110.0 million financing of one office complex at LIBOR plus 115 basis points.

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

             On May 22, 2001, 1,220 shares of SPG’s Series A Convertible Preferred Stock were converted into 46,355 Paired Shares.  In addition, another 442 Paired Shares were issued to the holders of the convertible shares in lieu of the cash dividends allocable to those preferred shares.

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

             Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al.On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation (“DRC”) Stock Incentive Plan (the “DRC Plan”) and that these grants immediately vested under the DRC Plan’s “change in control” provision as a result of the DRC Merger. Plaintiffs asserted that the defendants’ refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgment order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs’ cross motion for summary judgment, remanding the matter to the Common Pleas Court for the determination of plaintiffs’ damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme Court did not grant the petition for review. The case was remanded to the Court of Common Pleas of Mahoning County, Ohio, to conduct discovery relevant to each plaintiff’s damages and the counterclaims asserted by Simon Group. The Trial Court referred these matters to a Magistrate. Plaintiffs filed a Supplemental Motion for Summary Judgment on the question of damages.  The Magistrate ruled on the counterclaims and found in Defendants’ favor on one of them. On December 27, 2000, the Trial Court rendered judgment for the plaintiffs in the combined total amount of approximately $12,000, which includes a set-off of approximately $2,000 with impact to two of the plaintiffs. Defendants have appealed this judgment and plaintiffs have cross-appealed.  The judgment has accrued interest at 10% per annum from and after December 27, 2000.  Those appeals are pending before the District Court of Appeals and there can be no execution upon the judgment while the appeals are pending.  Simon Group recorded a $12,000 loss in the third quarter of 1999 related to this litigation as an unusual item.

             Roel Vento et al v. Tom Taylor et al.An affiliate of Simon Group is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury’s findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. Simon Group appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,364 plus interest. Simon Group filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court granted certiorari and heard oral arguments on October 4, 2000.  On April 26, 2001, the Texas Supreme Court rendered a unanimous 9-0 opinion against the Ventos and ordered that they take nothing from the Simon defendants. Plaintiffs have filed a motion for reconsideration with the Texas Supreme Court. The court has not yet ruled on Plaintiff’s motion.

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

Note 10 - Real Estate Disposals and Other

             During the first six months of 2001, Simon Group sold its ownership interest in one regional mall, one community center, and one office building for a combined gross sales price of $20.3 million.  These sales resulted in a net combined gain of $2.7 million.

             On December 28, 2000, Montgomery Ward LLC and certain of its related entities (“Ward”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.   In late February 2001, a limited liability company, Kimsward LLC (“Kimsward”), was formed to designate persons or entities to whom the Ward real estate assets will be sold.  These transactions are subject to Bankruptcy Court approval.  The Management Company’s interest in Kimsward is 18.5% and its remaining investment in Kimsward was $6.4 million as of June 30, 2001.  During the second quarter of 2001 the Management Company recorded $10.1 million of equity in income from Kimsward.  During the second quarter, SPG, L.P. charged the Management Company a $5.7 million fee for services rendered to the Management Company in connection with the Kimsward transactions, which is included in other income in the accompanying condensed combined statements of operations.

Note 11 –Merger

             In order to simplify the organizational structure of Simon Group, the Boards of Directors of SPG and SPG Properties, Inc. (“Properties, Inc.”), on May 8, 2001 approved an agreement for the merger of Properties, Inc. into SPG.  The merger was completed on July 1, 2001.  SPG previously owned  99.999% of the common stock of Properties, Inc.  In the  merger, shares of Properties, Inc.’s common stock (other than those held by SPG) were converted into the right to receive approximately $98 in total and outstanding shares of Properties, Inc.’s preferred stock were converted into shares of SPG preferred stock having substantially identical terms.  The merger became effective July 1, 2001.

             The merger will be accounted for under the purchase method of accounting during the third quarter.  The pro forma effect of the merger on SPG’s balance sheet will be to reclassify the entire carrying amount SPG’s preferred stock of subsidiary to be included in the caption all series of preferred stock within shareholders' equity.  In addition, the pro forma effect on the statement of operations will be the reclassification of preferred dividends of subsidiary to preferred dividends.  All other pro forma effects associated with this transaction are immaterial.

Note 12 – New Accounting Pronouncements

             On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”.  SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill.  SFAS 141 is effective for Simon Group for any business combination accounted for under the purchase method that is completed after June 30, 2001.  SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives but with no maximum life.  The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired by Simon Group after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, Simon Group is required to adopt SFAS 142 on January 1, 2002 at which time amortization of the remaining book value of goodwill will cease and the new impairment-only approach will apply and may not be applied retroactively.  Simon Group is currently evaluating the impacts of SFAS 141 and SFAS 142.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC. COMBINED

             You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this Form 10-Q. Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Those risks and uncertainties include, but are not limited to, the national, regional and local economic climate, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, and changes in market rates of interest and maintenance of REIT status.  We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

             The following Property acquisitions and openings impacted our consolidated results of operations in the comparative periods. In May 2000, we opened Orlando Premium Outlots, in November 2000, we opened Arundel Mills, and in May 2001, we opened Montreal Forum.  In addition, we sold interests in several Properties throughout the comparative periods (collectively the “Property Transactions”).  See “Liquity and Capital Resources” and Note 10 to the financial statements for additional information about acquisitions, openings and disposals during the comparative period.

Results of Operations

Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

             Operating income decreased $7.1 million or 3.3% in 2001 as compared to 2000.  This decrease primarily resulted from an $8.5 million increase in depreciation and amortization, a $12.1 million decrease in net tenant reimbursements, and a $4.4 million decrease in outlot land sales,  partially offset by a $11.9 million increase in minimum rents, excluding our Simon Brand Venture("SBV") and Simon Business Network ("SBN") initiatives, a $1.2 million increase in consolidated revenues realized from our SBV and SBN initiatives, and a $1.3 million increase in miscellaneous income.  The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities.  The decrease in net tenant reimbursements is the result of true-up billings and lower spending levels on recoverable expenditures.  The increase in miscellaneous income includes $5.7 million in fees associated with the Kimsward transaction charged to the Management Company offset by a $3.8 million decrease in miscellaneous income items in the prior year.  The increase in minimum rent primarily results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents.  The impact of Property Transactions is an increase in operating income of $3.0 million for the comparative period.

             Income from unconsolidated entities decreased $1.6 million in 2001, resulting from a $1.7 million decrease in income from unconsolidated partnerships and joint ventures and a $0.1 million increase in income from the Management Company.   Included in income from the Management Company is $4.0 million of income from Kimsward, net of fees charged by SPG, L.P. offset by a decrease in fee revenues and an increase in income tax expense  . The decrease in joint venture income is primarily related to our pro rata share in the technology start up activities of MerchantWired, LLC, which is partially offset by lower interest rates and the full period impact of opening two properties in 2000.

             Interest expense during the three months ended June 30, 2001 decreased $5.2 million, or 3.4% compared to the same period in 2000.  This decrease is primarily due to lower interest rates during 2001 and reductions in the corporate credit facilities offset by the issuance of $500 million of unsecured notes on January 11, 2001.

             Income before allocation to limited partners was $70.0 million for the three months ended June 30, 2001, which reflects a $5.9 million or 7.8% decrease over 2000, primarily for the reasons discussed above.  Income before allocation to limited partners was allocated to the Companies based on SPG’s direct ownership of Ocean County Mall and certain net lease assets, and the Companies’ preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period.

             The comparability between SRC’s balance sheet as of June 30, 2001 and December 31, 2000 and results of operations for the three-months ended June 30, 2001 and June 30, 2000 have been affected by the following:

•	Effective March 31, 2001, ownership of clixnmortar was transferred from SRC to the Management Company. See Note 1 of the Notes to Unaudited Condensed Financial Statements included in Item 1 of this Form 10-Q for a discussion of the transfer.

•	Effective January 1, 2001, ownership of SBV was transferred from SRC to the SPG Operating Partnership.

             Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units issued in connection with the NED Acquisition. Preferred dividends of subsidiary represent distributions on preferred stock of SPG Properties, Inc., a 99.999% owned subsidiary of SPG, which was merged into SPG effective July 1, 2001.

Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

             Operating income decreased $4.9 million or 1.2% in 2001 as compared to 2000.  This decrease primarily resulted from a $17.4 million increase in depreciation and amortization, a $13.5 million decrease in net tenant reimbursements, a $1.2 million offset by a $22.6 million increase in minimum rents, excluding our SBV and SBN initiatives, a $10.3 million increase in consolidated revenues realized from our SBV and SBN initiatives and a $2.5 million decrease in other expenses.  The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities.  The decrease in net tenant reimbursements is the result of true-up billings and lower spending levels on recoverable expenditures. The decrease in miscellaneous income includes a $6.0 million decrease in various miscellaneous income items in the prior year offset by $5.7 million in fees associated with the Kimsward transaction charged to the Management Company.  The increase in minimum rent primarily results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents.  The increase in SBV and SBN revenues include $5.6 million from a contract termination payment.  The decrease in other expenses reflect lower partnership taxes in select states and  lower professional fees.  The impact of Property Transactions is a decrease in operating income of $0.7 million for the comparative period.

             Income from unconsolidated entities decreased $7.9 million in 2001, resulting from a $5.0 million decrease in income from the Management Company and a $2.9 million decrease in income from unconsolidated partnerships and joint ventures.  Included in income from the Management Company is $4.0 million of income from Kimsward, LLC net of fees charged by SPG, L.P. offset by a decrease in fee revenues and an increase in income tax expense.  The decrease in joint venture income is primarily related to technology start up activities of MerchantWired, LLC, which is partially offset by lower interest rates and the full year impact of opening two properties in 2000.

             Interest expense during the first six months of 2001 decreased $6.0 million, or 1.9% compared to the same period in 2000.  This decrease is primarily due to lower interest rates during 2001 and reductions in the corporate credit facilities.

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

             The $2.7 million net gain on the sales of assets in 2001 results from the sale of our interests in one regional mall, one community center, and an office building for a gross sales price of approximately $20.3 million. In 2000, we recognized a net gain of $8.7 million on the sale of two regional malls, three community centers, and one office building.

             Income before allocation to limited partners was $132.1 million for the six months ended June 30, 2001, which reflects a decrease of $2.2 million or 1.6% over 2000, primarily for the reasons discussed above.  Income before allocation to limited partners was allocated to the Companies based on SPG’s direct ownership of Ocean County Mall and certain net lease assets, and the Companies’ preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period.

             The comparability between SRC’s balance sheet as of June 30, 2001 and December 31, 2000 and results of operations for the six months ended June 30, 2001 and June 30, 2000 have been affected by the following:

•	Effective March 31, 2001, ownership of clixnmortar transferred from SRC to the Management Company. See Note 1 of the Notes to Unaudited Condensed Financial Statements included in Item 1 of this Form 10-Q for a discussion of the transfer.

•	Effective January 1, 2001, ownership of SBV transferred from SRC to the SPG Operating Partnership.

             Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units issued in connection with the NED Acquisition. Preferred dividends of subsidiary represent distributions on preferred stock of SPG Properties, Inc.

             Liquidity and Capital Resources

             As of June 30, 2001, our balance of unrestricted cash and cash equivalents was $180.4 million, including $50.1 million related to our gift certificate program, which we do not consider available for general working capital purposes.  We have a $1.25 billion unsecured revolving credit facility (the “Credit Facility”) which had available credit of $625.5 million at June 30, 2001. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at our option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.  Our current corporate bond ratings are Baa1 by Moody’s Investors Service and BBB+ by Standard & Poor’s.

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
•            additional debt financing and
•            additional equity raised in the public markets.

Financing and Debt

             At June 30, 2001, we had combined consolidated debt of $8.7 billion, of which $6.5 billion was fixed-rate debt bearing interest at a weighted average rate of 7.3% and $2.2 billion was variable-rate debt bearing interest at a weighted average rate of 5.0%.  As of June 30, 2001, we had interest rate protection agreements related to combined consolidated variable-rate debt with a total carrying amount of $451.2 million. Our interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the six months ended June 30, 2001 or 2000.

             Our share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness over the next five years is $6.5 billion, with $4.3 billion thereafter. Our ratio of consolidated debt-to-market capitalization was 51.9% and 57.0% at June 30, 2001 and December 31, 2000, respectively.

             Subsequent to June 30, 2001, we retired the third and final tranche of the CPI merger facility totaling $435.0 million. We generated the funds used to retire this debt primarily from our $277.0 million financing of four mall properties at fixed rate of 6.99%, our $110.0 million financing of one office complex at LIBOR plus 115 basis points and along with excess cash flow.

             See Note 7 of the Notes to Unaudited Condensed Financial Statements included in Item 1 of this Form 10-Q for a discussion of the unsecured debt issued on January 11, 2001.

             Acquisitions and Disposals

             We continue to review and evaluate a limited number of acquisition opportunities. We believe that acquisition activity in the near term will be a less significant component of our growth strategy and amounts available under the Credit Facility, together with the ability to issue shares of common stock and/or Units, provide adequate means to finance certain acquisitions. We cannot assure you that we will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

             Dispositions

             During the first six months of 2001, we sold our interests in one regional mall, one community center, and one office building for a combined gross sales price of $20.3 million, resulting in a net combined gain of $2.7 million. The net proceeds of approximately $19.6 million, were used for general working capital purposes.

             In addition to the Property sales described above, as a continuing part of our long-term strategic plan, we continue to pursue the sale of our remaining non-retail holdings and a number of retail assets that are no longer aligned with our strategic criteria, including four Properties currently under contract for sale. We expect the sale prices of our non-core assets, if sold, will not differ materially from the carrying value of the related assets.

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

             International Expansion. The SPG Operating Partnership and the Management Company have a combined 29% ownership interest in European Retail Enterprises, B.V. (“ERE”) which is accounted for using the equity method of accounting.  Prior to January 2001, The Management Company had a 29% interest in Groupe BEG, S.A. ("BEG"), which was accounted for using the equity method of accounting.  In January 2001, BEG merged with ERE and became a wholly-owned subsidiary of ERE.  BEG and ERE are fully integrated European retail real estate developers, lessors and managers. Our total cash investment in ERE and BEG at June 30, 2001 was approximately $45.8 million. The current estimated additional commitment is approximately $24.5 million.  However, since our future commitments are subject to certain performance and other criteria, including our approval of development projects, these additional committments may vary.  The agreements with BEG and ERE are structured to allow us to acquire an additional 32.5% ownership interest over time. As of June 30, 2001, BEG and ERE had three Properties open in Poland and two in France.

             On May 4, 2001 Montreal Forum opened in Montreal, Canada.  The SPG Operating Partnership has a 35.625% ownership interest in this 243,000 square foot specialty retail center.

             Technology Initiatives. We continue with our technology initiatives through our association with several third party participants.  Our technology initiatives include MerchantWired LLC, clixnmortar, and Constellation Real Technologies including its investment in FacilityPro.com as described in our annual report. The SPG Operating Partnership owns an approximately 53% noncontrolling interest in MerchantWired LLC and accounts for it using the equity method of accounting.

             These activities may generate losses in the initial years of operation, while programs are being developed and customer bases are being established. We have investments with a total carrying amount of approximately $51.2 million related to such programs through June 30, 2001.  We expect to continue to invest in these programs over the next two years and together with the other members of MerchantWired, LLC have guaranteed our pro rata share of certain equipment lease payments.  We cannot assure you that our technology programs will succeed.

             Distributions. The Companies declared a common stock dividend of $0.525 per share in the second quarter of 2001, which represents a 4.0% increase over the previous quarter. The current combined annual distribution rate is $2.10 per Paired Share.  Dividends during 2000 aggregated $2.02 per share. Future distributions will be determined based on actual results of operations and cash available for distribution.

             Investing and Financing Activities

             Cash used in investing activities of $35.3 million for the six months ended June 30, 2001 includes capital expenditures of $152.4 million, investments in unconsolidated joint ventures of $20.5 million, and advances to the Management Company of $2.2 million.  Capital expenditures include development costs of $40.9 million, renovation and expansion costs of $79.0 million and tenant costs and other operational capital expenditures of $32.5 million.  These cash uses are partially offset by distributions from unconsolidated entities of $112.0 million, cash from the consolidation of ASP of $8.2 million and net proceeds of $19.6 million from the sale of three properties previously mentioned.

             Cash used in financing activities for the six months ended June 30, 2001 was $289.3 million and includes net distributions of $286.8 million, and net payments of $2.5 million.

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

             Total EBITDA for the Properties increased from $979.5 million  for the six months ended June 30, 2000 to $1,024.8 million for the same period in 2001, representing a 4.6% increase.  This growth is primarily the result of increased rental rates, increased tenant sales, improved occupancy levels, effective control of operating costs and the addition of GLA to the Portfolio through expansions and renovations.  During this period, the operating profit margin increased from 63.4% to 63.6%. There were no major acquisitions during 2001.

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

             The following summarizes our FFO and that of the Companies and reconciles our combined income before extraordinary items and cumulative effect of accounting change to our FFO for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

(In thousands)
Our FFO	$189,195	$180,468	$366,764	$350,693

Reconciliation:
Income Before Extraordinary Items and Cumulative Effect of Accounting Change (1) (2)	$69,970	$75,912	$133,745	$147,048
Plus:
Depreciation and amortization from combined consolidated Properties	106,580	98,906	212,746	197,142
Our share of depreciation and amortization from unconsolidated affiliates	33,463	28,055	64,720	56,856
Less:
(Gain) loss on sale of asset, net of asset write downs of $0, $10,572, $0, and $10,572, respectively	28	(1,562)	(2,683)	(8,658)
Minority interest portion of depreciation and amortization	(1,500)	(1,475)	(2,987)	(2,955)
Preferred distributions (including preferred distributions of a subsidiary and to preferred unitholders)	(19,346)	(19,368)	(38,777)	(38,740)

Our FFO	$189,195	$180,468	$366,764	$350,693

FFO Allocable to the Companies	$137,530	$131,039	$266,293	$254,542

Notes:

(1)         Includes gains on land sales of $2.1 million and $2.7 million for the three months ended June 30, 2001 and 2000, respectively, and $3.3 million and $4.5 million for the six months ended June 30, 2001 and 2000, respectively

(2)         Includes straight-line rent adjustments to minimum rent of $1.8 million and $5.3 million for the three months ended June 30, 2001 and 2000, respectively, and $6.1 million and $10.3 million for the six months ended June 30, 2001 and 2000, respectively.

Portfolio Data

             Operating statistics do not include Properties located outside of the United States.

             Aggregate Tenant Sales Volume. For the six months ended June 30, 2001 compared to the same period in 2000, total reported retail sales at mall and freestanding GLA we own (“Owned GLA”) in the regional malls increased $0.3 billion or 4.2% from $7,075 million to $7,370 million, primarily as a result of  increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

             Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 90.0% at June 30, 2000, to 90.3% at June 30, 2001. Owned GLA has decreased 0.03 million square feet from June 30, 2000, to June 30, 2001, primarily as a result of dispositions.

             Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 4.4%, from $27.63 at June 30, 2000 to $28.84 at June 30, 2001.

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

             Retail Climate and Tenant Bankruptcies

             A number of local, regional, and national retailers, including both in-line and anchor tenants, have recently announced store closings or filed for bankruptcy.  Some changeover in tenants is normal in our business.  We lost 800,000 square feet of tenants in 2000 and 1,200,000 square feet in the first six months of 2001 to bankruptcies.  Pressures which affect consumer confidence, job growth, energy costs and income gains, however, can affect retail sales growth and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from these store closings or bankruptcies.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

             Sensitivity Analysis. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2001, a 0.50% increase in the market rates of interest would decrease annual future earnings and cash flows by approximately $10.0 million, and would decrease the fair value of debt by approximately $446.8 million. A 0.50% decrease in the market rates of interest would increase annual future earnings and cash flows by approximately $10.0 million, and would increase the fair value of debt by approximately $513.8 million.  We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate.

Part II - Other Information

             Item 1:  Legal Proceedings

             Please refer to Note 9 of the combined financial statements for a summary of material pending litigation.

             Item 4: Submissions of Matters to a Vote of Security Holders

                           The annual meetings of the stockholders of SPG and SRC were held on April 2, 2001.  The matters submitted to the stockholders for a vote included (a) the election of 6 directors to the SPG’s Board of Directors and the election of 10 directors to the SRC’s Board of Directors; and (b) the ratification of the appointment Arthur Andersen LLP as independent accountants for the fiscal year ending December 31, 2001.

                           The following tables set forth the results of voting on these matters:

SPG:

Matter:	Number of Votes FOR	Number of Votes WITHHELD	Number of Abstentions/Broker-Non Votes

Election of Directors:
Birch Bayh	135,383,335	4,222,062	None
Hans C. Mautner	135,519,527	4,085,870	None
G. William Miller	135,450,351	4,155,046	None
J. Albert Smith, Jr.	110,303,498	29,301,899	None
Pieter S. van den Berg	135,514,165	4,091,232	None
Philip J. Ward	118,373,405	21,230,992	None

Ratification of appointment of Arthur Andersen LLP	139,340,578	183,965	80,854

SRC:

Matter:	Number of Votes FOR	Number of Votes WITHHELD	Number of Abstentions/Broker-Non Votes

Election of Directors:
Birch Bayh	135,444,275	4,161,122	None
Hans C. Mautner	135,519,661	4,085,736	None
G. William Miller	135,349,770	4,255,627	None
Melvin Simon	135,461,039	4,144,358	None
Herbert Simon	135,478,634	4,126,763	None
David Simon	113,789,912	25,815,485	None
J. Albert Smith, Jr.	135,522,659	4,082,738	None
Richard S. Sokolov	135,483,666	4,121,731	None
Pieter S. van den Berg	135,513,367	4,092,030	None
Philip J. Ward	124,924,033	14,681,364	None

Ratification of appointment of Arthur Andersen LLP	139,340,578	183,965	80,854

             Members of the SPG’s Board of Directors whose term of office as director continued after the Annual Meeting other than those elected are Melvin Simon, Herbert Simon, David Simon, Richard S. Sokolov, Frederick W. Petri and M. Denise DeBartolo York.

             Item 5:

             On June 11, 2001, SPG announced that it had appointed Melvyn E. Bergstein as a director of SPG and SRC.

             Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

                                        None.

                           (b) Reports on Form 8-K

One report on Form 8-K was filed during the current period.

                           On May 11, 2001 under Item 5 - Other Events, SPG reported that it made available additional ownership and operational information concerning the Companies, the Operating Partnerships, and the properties owned or managed as of March 31, 2001, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, SPG reported that, on May 8, 2001, it issued a press release containing information on earnings as of March 31, 2001 and other matters. A copy of the press release was included as an exhibit to the filing.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC. AND
SPG REALTY CONSULTANTS, INC.

/s/ Stephen E. Sterrett

Stephen E. Sterrett,
Executive Vice President and Chief Financial Officer

Date: August 14, 2001