Form 10-Q
period 2001-09-30
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 2001-11-14
CIK 1063761, 1067173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES        ☒            NO          ☐

As of November 1, 2001, 172,248,245 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding, and were paired with 1,754,522  shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc.

SIMON PROPERTY GROUP, INC. AND

SPG REALTY CONSULTANTS, INC.

FORM 10-Q

Simon Property Group, Inc. and SPG Realty Consultants, Inc.

Condensed Combined Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2001	2000
ASSETS:
Investment properties, at cost	$13,222,912	$13,045,133
Less — accumulated depreciation	1,775,558	1,480,719
	11,447,354	11,564,414
Cash and cash equivalents	161,733	223,111
Tenant receivables and accrued revenue, net	271,924	302,198
Notes and advances receivable from Management Company and affiliates	94,685	182,401
Investment in unconsolidated entities, at equity	1,369,321	1,315,836
Goodwill, net	37,505	38,384
Deferred costs and other assets, net	274,057	269,867
Minority interest, net	44,667	41,734
	$13,701,246	$13,937,945

LIABILITIES:
Mortgages and other indebtedness	$8,792,090	$8,728,582
Accounts payable and accrued expenses	487,685	451,207
Cash distributions and losses in partnerships and joint ventures, at equity	43,706	44,634
Accrued dividends	19,321	18,266
Other liabilities	111,582	227,552
Total liabilities	9,454,384	9,470,241

COMMITMENTS AND CONTINGENCIES (Note 9)

LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIPS	850,245	913,482

LIMITED PARTNERS' PREFERRED INTEREST IN THE SPG OPERATING PARTNERSHIP	150,852	149,885

PREFERRED STOCK OF SUBSIDIARY (Liquidation values $0 and $350,000, respectively)	--	339,866

SHAREHOLDERS' EQUITY:

CAPITAL STOCK OF SIMON PROPERTY GROUP, INC. (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):

All series of preferred stock, 100,000,000 shares authorized, 16,879,896 and 5,881,116 issued and outstanding, respectively. Liquidation values $907,845 and $559,065, respectively.	877,348	538,684

Common stock, $.0001 par value, 400,000,000 shares authorized, 171,713,816 and 170,840,315 issued and outstanding, respectively	17	17

Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000 issued and outstanding	1	1

Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	--	--

CAPITAL STOCK OF SPG REALTY CONSULTANTS, INC.:

Common stock, $.0001 par value, 7,500,000 shares authorized, 1,749,178 and 1,740,443 issued and outstanding, respectively	--	--

Capital in excess of par value	3,334,624	3,313,557
Accumulated deficit	(880,231)	(715,288)
Accumulated other comprehensive income	(10,264)	--
Unamortized restricted stock award	(23,212)	(19,982)
Common stock held in treasury at cost, 2,098,555 shares	(52,518)	(52,518)
Total shareholders' equity	3,245,765	3,064,471
	$13,701,246	$13,937,945

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and SPG Realty Consultants, Inc.

Condensed Combined Statements of Operations

(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUE:
Minimum rent	$312,328	$299,708	$926,845	$890,435
Overage rent	8,568	9,700	25,581	28,456
Tenant reimbursements	146,308	145,237	441,271	444,384
Other income	33,443	39,281	85,896	96,161
Total revenue	500,647	493,926	1,479,593	1,459,436

EXPENSES:
Property operating	81,620	78,779	243,060	235,220
Depreciation and amortization	111,196	106,983	324,459	304,611
Real estate taxes	45,807	49,032	147,320	147,183
Repairs and maintenance	17,287	15,930	56,347	51,690
Advertising and promotion	14,049	11,473	40,473	42,728
Provision for credit losses	2,677	3,326	7,824	7,671
Other	13,552	8,990	27,098	27,474
Total operating expenses	286,188	274,513	846,581	816,577

OPERATING INCOME	214,459	219,413	633,012	642,859

INTEREST EXPENSE	149,044	160,668	456,938	474,534
INCOME BEFORE MINORITY INTEREST	65,415	58,745	176,074	168,325

MINORITY INTEREST	(2,486)	(2,382)	(7,717)	(7,099)
GAIN (LOSS) ON SALES OF ASSETS, NET OF ASSET WRITE DOWNS OF $0, $0, $0, AND $10,572, RESPECTIVELY	(131)	151	2,552	8,809
INCOME BEFORE UNCONSOLIDATED ENTITIES	62,798	56,514	170,909	170,035

INCOME FROM UNCONSOLIDATED ENTITIES	6,787	20,920	32,421	54,447
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	69,585	77,434	203,330	224,482

EXTRAORDINARY ITEMS - DEBT RELATED TRANSACTIONS	(220)	--	(245)	(440)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 5)	--	--	(1,638)	(12,342)
INCOME BEFORE ALLOCATION TO LIMITED PARTNERS	69,365	77,434	201,447	211,700

LESS:
LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIPS	13,780	16,075	39,400	42,346
PREFERRED DISTRIBUTIONS OF THE SPG OPERATING PARTNERSHIP	2,835	2,816	8,582	8,450
PREFERRED DIVIDENDS OF SUBSIDIARY	--	7,333	14,668	22,001

NET INCOME	52,750	51,210	138,797	138,903

PREFERRED DIVIDENDS	(16,499)	(9,185)	(34,861)	(27,623)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$36,251	$42,025	$103,936	$111,280

BASIC AND DILUTED EARNINGS PER COMMON PAIRED SHARE:
Income before extraordinary items and cumulative effect of acccounting change	$0.21	$0.24	$0.61	$0.69

Net income	$0.21	$0.24	$0.60	$0.64

Net Income	$52,750	$51,210	$138,797	$138,903
Cumulative effect of accounting change	--	--	(1,995)	--
Unrealized losses on interest rate hedge agreements	(4,978)	--	(11,071)	--
Net losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	1,183	--	2,846	--
Other	(44)	--	(44)	--
Unrealized gains on investments	1,980	973	--	5,852
Comprehensive Income	$50,891	$52,183	$128,533	$144,755

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and SPG Realty Consultants, Inc.

Condensed Combined Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$138,797	$138,903
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	329,972	312,211
Extraordinary items	245	440
Cumulative effect of accounting change	1,638	12,342
Gain on sales of assets, net of asset write downs of $0 and $10,572, respectively	(2,552)	(8,809)
Limited partners' interest in Operating Partnerships	39,400	42,346
Preferred dividends of Subsidiary	14,668	22,001
Preferred distributions of the SPG Operating Partnership	8,582	8,450
Straight-line rent	(7,267)	(12,207)
Minority interest	7,717	7,099
Equity in income of unconsolidated entities	(32,421)	(54,447)
Changes in assets and liabilities—
Tenant receivables and accrued revenue	43,507	52,460
Deferred costs and other assets	(29,864)	(8,183)
Accounts payable, accrued expenses and other liabilities	(40,348)	(87,960)
Net cash provided by operating activities	472,074	424,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(217,819)	(312,189)
Cash from consolidation of ASP	8,156	--
Net proceeds from sale of assets and investment	19,550	164,282
Investments in unconsolidated entities	(112,856)	(105,751)
Distributions from unconsolidated entities	145,325	235,075
Investments in and advances (to)/from Management Company and affiliate	(3,792)	(5,784)
Net cash used in investing activities	(161,436)	(24,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock, net	7,250	406
Purchase of treasury stock and limited partner units	--	(50,972)
Minority interest distributions, net	(10,129)	(13,287)
Preferred dividends of Subsidiary	(14,668)	(22,001)
Preferred distributions of the SPG Operating Partnership	(8,582)	(8,450)
Preferred dividends and distributions to shareholders	(302,686)	(272,925)
Distributions to limited partners	(100,926)	(99,115)
Mortgage and other note proceeds, net of transaction costs	1,452,241	1,341,735
Mortgage and other note principal payments	(1,394,516)	(1,318,882)
Net cash used in financing activities	(372,016)	(443,491)

DECREASE IN CASH AND CASH EQUIVALENTS	(61,378)	(43,212)

CASH AND CASH EQUIVALENTS, beginning of period	223,111	157,632

CASH AND CASH EQUIVALENTS, end of period	$161,733	$114,420

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2001	2000
ASSETS:
Investment properties, at cost	$13,215,751	$13,037,506
Less — accumulated depreciation	1,774,155	1,479,378
	11,441,596	11,558,128
Cash and cash equivalents	152,824	214,404
Tenant receivables and accrued revenue, net	269,271	296,785
Notes and advances receivable from Management Company and affiliates	101,557	182,401
Note receivable from the SRC Operating Partnership (Interest at 8%, due 2009)	--	29,425
Investment in unconsolidated entities, at equity	1,361,750	1,308,838
Goodwill, net	37,505	38,384
Deferred costs and other assets, net	273,703	240,665
Minority interest, net	44,667	42,377
	$13,682,873	$13,911,407

LIABILITIES:
Mortgages and other indebtedness	$8,792,090	$8,728,582
Accounts payable and accrued expenses	483,239	439,190
Cash distributions and losses in partnerships and joint ventures, at equity	43,706	44,634
Accrued dividends	19,321	18,266
Other liabilities	111,961	227,481
Total liabilities	9,450,317	9,458,153

COMMITMENTS AND CONTINGENCIES (Note 9)

LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP	846,310	909,491

LIMITED PARTNERS' PREFERRED INTEREST IN THE SPG OPERATING PARTNERSHIP	150,852	149,885

PREFERRED STOCK OF SUBSIDIARY (Liquidation values $0 and $350,000, respectively)	--	339,866

SHAREHOLDERS' EQUITY (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):

All series of preferred stock, 100,000,000 shares authorized, 16,879,896 and 5,881,116 issued and outstanding, respectively. Liquidation values $907,845 and $559,065, respectively.	877,348	538,684

Common stock, $.0001 par value, 400,000,000 shares authorized, 171,713,816 and 170,840,315 issued and outstanding, respectively	17	17

Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000 issued and outstanding	1	1

Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	--	--

Capital in excess of par value	3,320,622	3,299,016
Accumulated deficit	(876,789)	(711,395)
Accumulated other comprehensive income	(10,264)	--
Unamortized restricted stock award	(23,212)	(19,982)
Common stock held in treasury at cost, 2,098,555 shares	(52,329)	(52,329)
Total shareholders' equity	3,235,394	3,054,012
	$13,682,873	$13,911,407

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUE:
Minimum rent	$312,349	$299,728	$926,906	$890,491
Overage rent	8,568	9,700	25,581	28,456
Tenant reimbursements	146,307	145,237	441,271	444,384
Other income	32,016	38,243	82,937	93,168
Total revenue	499,240	492,908	1,476,695	1,456,499

EXPENSES:
Property operating	80,990	77,771	241,840	231,864
Depreciation and amortization	111,173	106,958	324,391	304,537
Real estate taxes	45,819	49,061	147,320	147,182
Repairs and maintenance	17,286	15,931	56,345	51,689
Advertising and promotion	14,049	11,271	40,473	42,531
Provision for credit losses	2,676	3,326	7,828	7,671
Other	12,621	7,106	26,125	22,094
Total operating expenses	284,614	271,424	844,322	807,568

OPERATING INCOME	214,626	221,484	632,373	648,931

INTEREST EXPENSE	149,030	161,049	456,924	475,563
INCOME BEFORE MINORITY INTEREST	65,596	60,435	175,449	173,368

MINORITY INTEREST	(2,486)	(2,659)	(7,839)	(7,446)
GAIN (LOSS) ON SALES OF ASSETS, NET OF ASSET WRITE DOWNS OF $0, $0, AND $10,572, RESPECTIVELY	(131)	151	2,552	8,809
INCOME BEFORE UNCONSOLIDATED ENTITIES	62,979	57,927	170,162	174,731

INCOME FROM UNCONSOLIDATED ENTITIES	6,833	20,400	32,545	53,613
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	69,812	78,327	202,707	228,344
EXTRAORDINARY ITEMS - DEBT RELATED TRANSACTIONS	(220)	--	(245)	(440)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 5)	--	--	(1,638)	(12,342)
INCOME BEFORE ALLOCATION TO LIMITED PARTNERS	69,592	78,327	200,824	215,562

LESS:
LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP	13,842	16,322	39,228	43,412
PREFERRED DISTRIBUTIONS OF THE SPG OPERATING PARTNERSHIP	2,835	2,816	8,582	8,450
PREFERRED DIVIDENDS OF SUBSIDIARY	--	7,333	14,668	22,001

NET INCOME	52,915	51,856	138,346	141,699

PREFERRED DIVIDENDS	(16,499)	(9,185)	(34,861)	(27,623)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$36,416	$42,671	$103,485	$114,076

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary items and cumulative effect of accounting change	$0.21	$0.25	$0.61	$0.71

Net income	$0.21	$0.25	$0.60	$0.66

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	172,746	172,759	172,413	173,216

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	173,031	172,862	172,745	173,313

Net Income	$52,915	$51,856	$138,346	$141,699
Cumulative effect of accounting change	--	--	(1,995)	-
Unrealized losses on interest rate hedge agreements	(4,978)	--	(11,071)	-
Net losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	1,183	--	2,846	-
Other	(44)	--	(44)	-
Unrealized gains on investments	1,980	973	-	5,852
Comprehensive Income	$51,056	$52,829	$128,082	$147,551

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Condensed Consolidated Statements of Cash Flows

 (Dollars in thousands)

	For the Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$138,346	$141,699
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	329,904	312,137
Extraordinary items	245	440
Cumulative effect of accounting change	1,638	12,342
Gain on sales of assets, net of asset write downs of $0 and $10,572, respectively	(2,552)	(8,809)
Limited partners' interest in Operating Partnership	39,228	43,412
Preferred dividends of Subsidiary	14,668	22,001
Preferred distributions of the SPG Operating Partnership	8,582	8,450
Straight-line rent	(7,267)	(12,207)
Minority interest	7,839	7,446
Equity in income of unconsolidated entities	(32,545)	(53,613)
Changes in assets and liabilities—
Tenant receivables and accrued revenue	45,079	54,933
Deferred costs and other assets	(32,538)	(7,210)
Accounts payable, accrued expenses and other liabilities	(42,660)	(95,354)
Net cash provided by operating activities	467,967	425,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(217,958)	(301,499)
Cash from consolidation of ASP	8,156	--
Proceeds from sale of assets and investment	19,550	164,282
Investments in unconsolidated entities	(112,856)	(105,751)
Distributions from unconsolidated entities	145,325	233,276
Investments in and advances (to)/from Management Company and affiliate	(5,266)	(5,784)
Loan to the SRC Operating Partnership	5,597	(14,650)
Net cash used in investing activities	(157,452)	(30,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock, net	7,171	375
Purchase of treasury stock and limited partner units	--	(50,828)
Minority interest distributions, net	(10,129)	(13,287)
Preferred dividends of Subsidiary	(14,668)	(22,001)
Preferred distributions of the SPG Operating Partnership	(8,582)	(8,450)
Preferred dividends and distributions to shareholders	(302,686)	(272,925)
Distributions to limited partners	(100,926)	(99,115)
Mortgage and other note proceeds, net of transaction costs	1,452,241	1,341,735
Mortgage and other note principal payments	(1,394,516)	(1,318,771)
Net cash used in financing activities	(372,095)	(443,267)

DECREASE IN CASH AND CASH EQUIVALENTS	(61,580)	(47,726)

CASH AND CASH EQUIVALENTS, beginning of period	214,404	154,924
CASH AND CASH EQUIVALENTS, end of period	$152,824	$107,198

The accompanying notes are an integral part of these statements.

SPG Realty Consultants, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2001	2000
ASSETS:
Cash and cash equivalents	$8,909	$8,707
Accounts receivable (including $2,389 and $2,984 from related parties)	2,652	8,394
Total current assets	11,561	17,101
Investment properties, at cost, less accumulated depreciation of $1,403 and $1,341, respectively	5,758	6,286
Investment in unconsolidated entities, at equity	7,571	6,998
Investment in technology initiatives	--	23,583
Other noncurrent assets	612	2,896
	$25,502	$56,864

LIABILITIES:
Accounts payable and accrued expenses (including $72 and $4,855 to related parties)	$4,326	$12,346
Total current liabilities	4,326	12,346
Note payable to the SPG Operating Partnership (Interest at 8%, due 2009)	--	29,425
Note payable to the Management Company (Interest at 8%, due 2009)	6,871	--
Minority interest	--	643
Total liabilities	11,197	42,414

COMMITMENTS AND CONTINGENCIES (Note 9)

LIMITED PARTNERS' INTEREST IN THE SRC OPERATING PARTNERSHIP	3,935	3,991

SHAREHOLDERS' EQUITY:

Common stock, $.0001 par value, 7,500,000 shares authorized, 1,749,178 and 1,740,443 issued and outstanding, respectively	--	--

Capital in excess of par value	29,107	29,647
Accumulated deficit	(18,548)	(18,999)
Less common stock held in treasury at cost, 20,986 shares.	(189)	(189)
Total shareholders' equity	10,370	10,459
	$25,502	$56,864

The accompanying notes are an integral part of these statements.

SPG Realty Consultants, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUE:
Rental income	$76	$77	$229	$234
Marketing and fee income	--	2,604	--	6,842
Insurance premiums	677	--	1,738	--
Other income	74	171	295	247
Total revenue	827	2,852	2,262	7,323

EXPENSES:
Depreciation and amortization	22	25	68	74
Technology initiatives startup costs	--	1,886	90	5,024
Insurance losses	566	--	1,693	--
General and administrative expenses	386	2,581	422	6,978
Total operating expenses	974	4,492	2,273	12,076

OPERATING LOSS	(147)	(1,640)	(11)	(4,753)

INTEREST EXPENSE	34	10	615	290
PLUS:
MINORITY INTEREST	--	277	122	347
GAIN ON LAND SALES, NET	--	--	1,251	--
INCOME (LOSS) BEFORE UNCONSOLIDATED ENTITIES	(181)	(1,373)	747	(4,696)

INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES	(46)	520	(124)	834
INCOME (LOSS) BEFORE ALLOCATION TO LIMITED PARTNERS	(227)	(853)	623	(3,862)

LESS--LIMITED PARTNERS' INTEREST INTHE SRC OPERATING PARTNERSHIP	(62)	(247)	172	(1,066)

NET INCOME (LOSS)	$(165)	$(606)	$451	$(2,796)

BASIC AND DILUTED EARNINGS PER COMMON SHARE:

Net income (loss)	$(0.10)	$(0.35)	$0.26	$(1.61)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	1,727	1,728	1,724	1,732
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	1,727	1,728	1,727	1,732

The accompanying notes are an integral part of these statements.

SPG Realty Consultants, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$451	$(2,796)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	68	74
Gain on sales of assets, net	(1,251)	--
Limited partners' interest in SRC Operating Partnership	172	(1,066)
Minority interest	(122)	(347)
Equity in income of unconsolidated entities	124	(834)
Changes in assets and liabilities—
Accounts receivable	(1,572)	(3,446)
Other non-current assets	2,674	--
Accounts payable and accrued expenses	2,312	7,393
Net cash provided (used in) by operating activities	2,856	(1,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in technology initiatives and other capital expenditures	(115)	(10,690)
Cash included in transfer of assets to SPG Operating Partnership	(152)	--
Net proceeds from sales of assets	1,658	--
Distributions from unconsolidated entities	--	1,799
Net cash provided by (used in) investing activities	1,391	(8,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net	79	31
Purchase of treasury stock	--	(144)
Loan from the SPG Operating Partnership	(5,597)	14,650
Loan from the Management Company	1,473	--
Mortgage and other note proceeds, net of transaction costs	--	(110)
Net cash (used in) provided by financing activities	(4,045)	14,427

CHANGE IN CASH AND CASH EQUIVALENTS	202	4,514

CASH AND CASH EQUIVALENTS, beginning of period	8,707	2,708
CASH AND CASH EQUIVALENTS, end of period	$8,909	$7,222

The accompanying notes are an integral part of these statements

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

                Simon Property Group, L.P. (the “SPG Operating Partnership” or “SPG, LP”) is the primary subsidiary of SPG. Units of ownership interest (“Units”) in the SPG Operating Partnership are paired with a Unit in SPG Realty Consultants, L.P. (“Paired Units”) (the “SRC Operating Partnership” and together with the SPG Operating Partnership, the “Operating Partnerships”). The SRC Operating Partnership is the primary subsidiary of SRC. The Companies together with the Operating Partnerships are hereafter referred to as “Simon Group”.

                SPG, primarily through the SPG Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of September 30, 2001, SPG and the SPG Operating Partnership owned or held an interest in 250 income-producing properties in the United States, which consisted of 164 regional malls, 72 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the “Properties”). In addition, the SPG Operating Partnership owned an interest in six additional retail real estate properties operating in Europe and Canada. SPG and the SPG Operating Partnership also owned an interest in one property currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the “Portfolio Properties”.  At September 30, 2001 and December 31, 2000, the Companies’ direct and indirect ownership interests in the Operating Partnerships were 72.5% and 72.4% respectively.  The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the “Management Company”).  Effective January 1, 2001, the Management Company elected to become a taxable REIT subsidiary (“TRS”).

SRC, primarily through the SRC Operating Partnership, engages primarily in activities that capitalize on the resources, customer base and operating activities of SPG, which could not be engaged in by SPG without potentially impacting its status as a REIT.  These activities included a technology subsidiary, clixnmortar.  Minority interest on the SRC balance sheet as of December 31, 2000 represents an 8.3% outside ownership interest in clixnmortar. Effective March 31, 2001, the SPG Operating Partnership purchased clixnmortar from the SRC Operating Partnership at its carrying value utilizing the inter-company note. The SPG Operating Partnership subsequently contributed clixnmortar to the Management Company in exchange for preferred stock of the Management Company.  SRC also has non-controlling interests in two joint ventures which each own land held for sale, which are located adjacent to Properties.  During 2000, SRC’s wholly-owned insurance subsidiary, Marigold Indemnity, Ltd (“Marigold”), began providing general liability insurance coverage to a third party that provides outsourcing services at certain properties.  Marigold reinsures the majority of the risk through a third party indemnity company.

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

On April 1, 2001, SPG, LP became the managing general partner of SPG Administrative Services Partnership L.P.  (“ASP”). In addition, SPG, LP acquired an additional 24% partnership interest in ASP from the Management Company.  As a result, SPG, LP gained control of ASP consistent with the Simon Group’s consolidation principles. ASP was previously consolidated as part of the Management Company.  The change in control and consolidation of ASP will not have a material impact on the results of operations of Simon Group and the other aspects of the transaction were not material.   ASP was organized to provide for the allocation of the salaries and other costs associated with employees who perform services for the Management Company and its affiliates as well as multiple entities controlled by SPG, LP.

In order to simplify the organizational structure of Simon Group’s investment in European Retail Enterprises, B.V. (“ERE”), the Management Company transferred its ownership interest in ERE to the SPG Operating Partnership at its carrying value in exchange for a reduction in the note receivable from the Management Company.

The SPG Operating Partnership transferred its note receivable from the SRC Operating Partnership to the Management Company in exchange for an increase in the note receivable from the Management Company to the SPG Operating Partnership.

Note 2 - Basis of Presentation

                The accompanying condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended September 30, 2001 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the Companies’ combined annual report on Form 10-K for the year ended December 31, 2000, except for the change in accounting policy discussed in Note 5, and should be read in conjunction therewith.

The accompanying condensed combined financial statements include SPG and SRC and their subsidiaries. The accompanying condensed consolidated financial statements for SPG and SRC include SPG and its subsidiaries and SRC and its subsidiaries, respectively. All significant intercompany amounts have been eliminated.

                Net operating results of the Operating Partnerships are allocated to the Companies based first on the Companies' preferred unit preference, if applicable, and then on their remaining ownership interests in the Operating Partnerships during the period. The Companies’ remaining weighted average ownership interests in the Operating Partnerships for the nine-month periods ended September 30, 2001 and September 30, 2000 was 72.5% and 72.4%, respectively.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Common Shareholders’ share of income before extraordinary items and cumulative effect of accounting change	$36,411	$42,025	$105,301	$120,533

Common Shareholders’ share of extraordinary items	(160)	--	(178)	(319)

Common Shareholders’ share of cumulative effect of accounting change	--	--	(1,187)	(8,934)

Net Income available to Common Shareholders	$36,251	$42,025	$103,936	$111,280

Weighted Average Shares Outstanding – Basic	172,746,242	172,759,374	172,413,474	173,216,460

Effect of stock options	285,158	102,704	331,085	96,441

Weighted Average Shares Outstanding - Diluted	173,031,400	172,862,078	172,744,559	173,312,901

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Basic and Diluted Per Share:
Common Shareholders’ share of income before extraordinary items and cumulative effect of accounting change	$0.21	$0.24	$0.61	$0.69

Common Shareholders’ share of extraordinary items	--	--	--	--

Common Shareholders’ share of cumulative effect of accounting change	--	--	(0.01)	(0.05)

Net Income available to Common Shareholders	$0.21	$0.24	$0.60	$0.64

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

Note 4 - Cash Flow Information

                Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 2001 was $450,884 as compared to $480,819 for the same period in 2000. See Notes 1 and 8 for information about non-cash transactions during the nine months ended September 30, 2001.

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

On adoption of SFAS 133, Simon Group recorded the difference between the fair value of the derivative instruments and the previous carrying amount of those derivatives on its condensed consolidated combined balance sheets in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20 “Accounting Changes.”   On adoption, Simon Group’s net fair value of derivatives was ($2.0) million, of which $3.1 million was recorded in other liabilities and $1.1 million was recorded in other assets. In addition, $2.0 million of unrecognized loss was recorded in other comprehensive income as a cumulative effect of accounting change and an expense of $1.6 million was recorded as a cumulative effect of accounting change in the statement of operations, which includes Simon Group’s $1.4 million share of joint venture cumulative effect of accounting change.  The joint venture cumulative effect of accounting change was recorded in investment in unconsolidated entities.  Within the next twelve months, Simon Group expects to reclassify to earnings approximately $3.6 million of expense of the current balance held in accumulated other comprehensive income.

As of September 30, 2001, Simon Group has recorded derivatives at their fair values of $0.5 million included in other assets and $11.1 million included in other liabilities.  These derivatives consist of LIBOR and EURIBOR based swaps, caps, collars, and cross-currency investment rate swaps with a total notional amount of $390.2 million, with maturity dates ranging from December 2001 to January 2005.  Joint venture derivatives with a total asset fair value of $0.2 million consist of interest rate caps and swaps with a total notional amount of $1,001.4 million, with maturity dates ranging from January 2002 to May 2006.  Simon Group’s exposure to market risk due to changes in interest rates primarily relates to Simon Group’s long-term debt obligations. Through its risk management strategy, Simon Group manages exposure to interest rate market risk by a combination of interest rate protection agreements to effectively fix or cap a portion of variable rate debt, or in the case of a fair value hedge, effectively convert fixed rate debt to variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate,.  Simon Group is also exposed to foreign currency risk on financings of certain foreign operations.  To manage foreign currency exchange rate risk as part of its risk management strategy, Simon Group has also entered into a foreign currency forward contract. Simon Group’s intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures.  Simon Group does not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

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

To determine the fair values of derivative instruments, Simon Group uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination cost are used to determine fair value at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Note 6 - Investment in Unconsolidated Entities

                Summary financial information of Simon Group’s investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of Simon Group’s investment in and share of income from such partnerships and joint ventures follow:

	September 30,	December 31,
BALANCE SHEETS	2001	2000
Assets:
Investment properties at cost, net	$6,502,436	$6,573,412
Cash and cash equivalents	188,539	192,138
Tenant receivables	165,025	165,918
Other assets	325,414	276,975
Total assets	$7,181,414	$7,208,443

Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,452,131	$5,135,488
Accounts payable, accrued expenses and other liabilities	367,290	347,733
Total liabilities	5,819,421	5,483,221
Partners' equity	1,361,993	1,725,222
Total liabilities and partners' equity	$7,181,414	$7,208,443

Simon Group’s Share of:
Total assets	$2,986,387	$2,929,647
Partners’ equity	$706,487	$679,591
Add: Excess Investment	563,190	558,675
Simon Group’s net Investment in Joint Ventures	$1,269,677	$1,238,266

	For the Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
STATEMENTS OF OPERATIONS	2001	2000	2001	2000
Revenue:
Minimum rent	$200,714	$191,268	$600,157	$555,719
Overage rent	5,452	5,476	14,977	14,504
Tenant reimbursements	93,788	94,082	290,187	278,192
Other income	16,142	22,218	43,786	44,477
Total revenue	316,096	313,044	949,107	892,892

Operating Expenses:
Operating expenses and other	118,088	112,790	358,107	334,248
Depreciation and amortization	66,942	62,487	194,734	174,258
Total operating expenses	185,030	175,277	552,841	508,506

Operating Income	131,066	137,767	396,266	384,386
Interest Expense	88,874	91,170	275,714	262,282
Income Before Extraordinary Items and Cumulative Effect of Accounting Change (“IBEC”)	42,192	46,597	120,552	122,104
Extraordinary Items	(220)	--	(295)	--
Cumulative Effect of Accounting Change	--	--	(2,883)	(3,948)
Net Income	$41,972	$46,597	$117,374	$118,156
Third-Party Investors' Share of IBEC	27,554	27,301	77,629	71,981
Simon Group’s Share of IBEC	$14,638	$19,296	$42,923	$50,123
Amortization of Excess Investment	5,101	5,467	16,049	16,050
Income from Unconsolidated Entities	$9,537	$13,829	$26,874	$34,073

                Simon Group’s share of consolidated net income (loss) of the Management Company, excluded from the tables above, after intercompany profit eliminations, was ($2,750) and $7,091 for the three-month periods ended September 30, 2001 and 2000, respectively, and $5,547 and $20,374 for the nine month periods ended September 30, 2001 and 2000, respectively.  Simon Group’s net investment in the Management Company, excluded from the tables above, was $55,938 and $32,936 as of September 30, 2001 and December 31, 2000, respectively.

                In addition, Simon Group has guaranteed its pro rata share of a joint venture’s lease obligations up to $55.4 million.

Note 7 - Debt

                At September 30, 2001, of Simon Group’s combined consolidated debt $6,833,415 was fixed-rate debt and $1,958,675 was variable-rate debt.  Simon Group’s pro rata share of indebtedness of the unconsolidated joint venture Properties as of September 30, 2001 was $2,281,283.

                On January 11, 2001, Simon Group issued $500.0 million of unsecured debt to institutional investors pursuant to Rule 144A in two tranches.  The first tranche is $300.0 million bearing an interest rate of 7 3/8% due January 20, 2006 and the second tranche is $200.0 million bearing an interest rate of 7 3/4% due January 20, 2011.  The net proceeds of the offering were used to repay the remaining portion of the indebtedness under the CPI Merger Facility due March 24, 2001 and to repay a portion of the CPI Merger Facility due September 24, 2001.

                On August 6, 2001, Simon Group retired the third and final tranche of the CPI merger facility totaling $435.0 million.  Funds used to retire this debt were generated primarily from a $277.0 million financing of four mall properties at a fixed rate of 6.99% and a $110.0 million financing of one office complex at LIBOR plus 115 basis points.

                Subsequent to September 30, 2001, Simon Group completed the sale of $750.0 million of 6.375% senior unsecured notes due November 15, 2007.  Net proceeds from the offering were used to reduce the outstanding balance of the Credit Facility.

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

                Due to the conversion of SPG Properties, Inc. preferred stock into shares of SPG preferred stock as a result of the merger described in Note 11, the entire amount of preferred stock of subsidiary was reclassified to preferred stock within shareholders’ equity during the period.

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

The complaint, which contains twelve counts, seeks remedies of damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, Simon Group is specifically identified as a defendant in connection with the Teachers Sale.  The litigation is currently in the discovery stage.

Simon Group believes that the Triple Five litigation is without merit and intends to defend the action vigorously. Simon Group believes that the Triple Five litigation will not have a material adverse effect on Simon Group. Given the early stage of the litigation it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any.

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

Roel Vento et al v. Tom Taylor et al.  An affiliate of Simon Group is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury’s findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. Simon Group appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,364 plus interest. Simon Group filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court granted certiorari and on April 26, 2001 rendered a unanimous 9-0 opinion against the Plaintiffs and ordered that they take nothing from the Simon Group defendants. Plaintiffs subsequently filed a motion for reconsideration with the Texas Supreme Court which was denied.  Accordingly, this litigation has concluded and Simon Group has no liability to plaintiffs.

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

Note 10 - Real Estate Disposals and Other

                During the first nine months of 2001, Simon Group sold its ownership interest in one regional mall, one community center, and one office building for a combined gross sales price of $20.3 million.  These sales resulted in a net combined gain of $2.6 million.

                On December 28, 2000, Montgomery Ward LLC and certain of its related entities (“Ward”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  On March 1, 2001, a limited liability company, Kimsward LLC (“Kimsward”), was formed to designate persons or entities to whom the Ward real estate assets will be sold.  These transactions are subject to Bankruptcy Court approval.  The Management Company’s interest in Kimsward is 18.5% and its remaining investment in Kimsward was $1.4 million as of September 30, 2001.  During the first nine months of 2001 the Management Company recorded $16.5 million of equity in income from Kimsward.  During the first nine months, SPG, L.P. charged the Management Company a $5.7 million fee for services rendered to the Management Company in connection with the Kimsward transactions, which is included in other income in the accompanying condensed combined statements of operations.

                During the quarter, Simon Group wrote-off its investment in clixnmortar and miscellaneous technology investments resulting in a decrease in results from operations of $16.6 million, of which $2.7 million is included in other expenses and a net $13.9 million is included in income from unconsolidated entities.

Note 11 –Merger

In order to simplify the organizational structure of Simon Group, the Boards of Directors of SPG and SPG Properties, Inc. (“Properties, Inc.”), on May 8, 2001 approved an agreement for the merger of Properties, Inc. into SPG.  The merger was completed and became effective on July 1, 2001.  SPG previously owned  99.999% of the common stock of Properties, Inc.  In the  merger, shares of Properties, Inc.’s common stock (other than those held by SPG) were converted into the right to receive approximately $98 in total and outstanding shares of Properties, Inc.’s preferred stock were converted into shares of SPG preferred stock having substantially identical terms.

The merger was accounted for under the purchase method of accounting during the third quarter.  The pro forma effect of the merger on SPG’s balance sheet is to reclassify the entire carrying amount of SPG’s preferred stock of subsidiary included in the caption all series of preferred stock within shareholders' equity.  In addition, the pro forma effect on the statement of operations is the reclassification of preferred dividends of subsidiary to preferred dividends.  All other pro forma effects associated with this transaction are immaterial.

Note 12 – New Accounting Pronouncements

On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”.  SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill.  SFAS 141 is effective for Simon Group for any business combination accounted for under the purchase method that is completed after June 30, 2001.  SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives but with no maximum life.  The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired by Simon Group after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, Simon Group is required to adopt SFAS 142 on January 1, 2002 at which time amortization of the remaining book value of goodwill will cease and the new impairment-only approach will apply and may not be applied retroactively.  Excluding the impact of impairment, if any, the impact of SFAS 142 will be to eliminate the amortization of goodwill thereby increasing Simon Group’s income before allocation to limited partners by approximately $1.2 million annually.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.”   In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”for the disposal of a segment of a business.   SFAS No. 144 is a broad statement that provides framework for the evaluation of impairment of long-lived assets, the treatment for assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations.  The effective date for adoption of SFAS No. 144 is January 1, 2002.  Simon Group is currently evaluating the impact of SFAS No. 144.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC. COMBINED

                You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this Form 10-Q. Certain statements made in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the national, regional and local economic climate, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, and changes in market rates of interest.  We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

The following Property acquisitions and openings impacted our consolidated results of operations in the comparative periods.  We opened Orlando Premium Outlots in May 2000, Arundel Mills in November 2000, and Montreal Forum in May 2001.  In addition, we sold interests in several Properties throughout the comparative periods (collectively with the acquisitions and openings, the “Property Transactions”).  See “Liquidity and Capital Resources” and Note 10 to the financial statements for additional information about acquisitions, openings and disposals during the comparative period.

Results of Operations

Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

                Operating income decreased $5.0 million or 2.3% in 2001 as compared to 2000.  This decrease included a $12.0 million increase in minimum rents, excluding our Simon Brand Venture (“SBV”) and Simon Business Network (“SBN”) initiatives, and a $1.9 million increase in miscellaneous income.  These increases were offset by a $4.8 million increase in depreciation and amortization, a $3.2 million decrease in net tenant reimbursements, a $3.9 million decrease in consolidated revenues realized from our SBV and SBN initiatives, a $1.1 million decrease in overage rents, and a $6.4 million increase in other expenses.  The increase in minimum rent primarily results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents. The decrease in net tenant reimbursements is primarily the result of true-up billings and lower spending levels on recoverable expenditures.  The increase in other expenses is the result of a non-recurring $3.0 million write-down of an investment and $2.7 million due to the write-off of miscellaneous technology investments. The impact of Property Transactions is an increase in operating income of $1.2 million for the comparative periods.

                Income from unconsolidated entities decreased $14.1 million in 2001, resulting from a $4.3 million decrease in income from unconsolidated partnerships and joint ventures and a $9.8 million decrease in income from the Management Company.  The decrease in joint venture income is primarily related to our pro rata share of the increased losses in the technology start up activities of MerchantWired, LLC of $5.1 million, partially offset by lower interest rates and the full period impact of two properties which opened in 2000.  Included in income from the Management Company is $6.0 million of income from the Kimsward transaction, offset by our net $13.9 million share of the write-off of technology investments, primarily clixnmortar, and a decrease in fee revenues.

                Interest expense during the three months ended September 30, 2001 decreased $11.6 million, or 7.2% compared to the same period in 2000.  This decrease is primarily due to lower interest rates during 2001 and reductions in the corporate credit facilities offset by the issuance of $500.0 million of unsecured notes on January 11, 2001.

                Income before allocation to limited partners was $69.4 million for the three months ended September 30, 2001, which reflects a $8.1 million, or 10.4% decrease over 2000, primarily for the reasons discussed above.  Income before allocation to limited partners was allocated to the Companies based on SPG’s direct ownership of Ocean County Mall and certain net lease assets, and the Companies’ preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period.

                The comparability between SRC’s balance sheet as of September 30, 2001 and December 31, 2000 and results of operations for the three-months ended September 30, 2001 and September 30, 2000 have been affected by the following:

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

Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

                Operating income decreased $9.8 million or 1.5% in 2001 as compared to 2000. This decrease included a $35.9 million increase in minimum rents, excluding our SBV and SBN initiatives, a $5.2 million increase in consolidated revenues realized from our SBV and SBN initiatives and a $0.7 million increase in miscellaneous income.  These increases were offset by a $22.2 million increase in depreciation and amortization, a $16.7 million decrease in net tenant reimbursements, a $5.6 million decrease in outlot land sales, a $2.8 million decrease in overage rents, and a $3.9 million increase in other expenses.  The increase in minimum rent primarily results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents.  The increase in SBV and SBN initiative revenues includes $5.6 million from a contract termination payment. The increase in miscellaneous income includes $5.7 million in fees associated with the Kimsward transaction offset by a decrease in various miscellaneous income items in the prior year. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities.  The decrease in net tenant reimbursements is primarily the result of true-up billings and lower spending levels on recoverable expenditures.  The increase in other expenses is the result of a non-recurring $3.0 million write-down of an investment and $2.7 million due to the write-off of miscellaneous technology investments partially offset by decreases in various other expenses. The impact of Property Transactions is a decrease in operating income of $0.5 million for the comparative periods.

                Income from unconsolidated entities decreased $22.0 million in 2001, resulting from a $14.8 million decrease in income from the Management Company and a $7.2 million decrease in income from unconsolidated partnerships and joint ventures.  Included in the Management Company decrease is our net $13.9 million share of the write-off of technology investments, primarily clixnmortar,, as well as a decrease in fee revenues.  These amounts are partially offset by $10.0 million of income from Kimsward, LLC net of fees charged by SPG, L.P.  The decrease in joint venture income is primarily related to our pro rata share of the increased losses in the technology start up activities of MerchantWired, LLC of $11.3 million, partially offset by lower interest rates and the full year impact of opening two properties in 2000.

                Interest expense during the first nine months of 2001 decreased $17.6 million, or 3.7% compared to the same period in 2000.  This decrease is primarily due to lower interest rates during 2001 and reductions in the corporate credit facilities offset by the issuance of $500.0 million of unsecured notes on January 11, 2001.

                During the first quarter of 2001 we recorded a $1.6 million expense as a cumulative effect of an accounting change, which includes our $1.4 million share from unconsolidated entities, due to the adoption of  SFAS 133  “Accounting for Derivative Instruments and Hedging Activities,” as amended.  See Note 5 of the Notes to Unaudited Condensed Financial Statements included in Item 1 of this Form 10-Q for a discussion of the cumulative effect of accounting change.  During the first quarter of 2000 we recorded a $12.3 million expense as a cumulative effect of an accounting change, which includes our $1.8 million share from unconsolidated entities, due to the adoption of Staff Accounting Bulletin No. 101 (“SAB 101”).  SAB 101 addressed certain revenue recognition policies, including the accounting for overage rent by a landlord.

                The $2.6 million net gain on the sales of assets in 2001 results from the sale of our interests in one regional mall, one community center, and an office building for a gross sales price of approximately $20.3 million. In 2000, we recognized a net gain of $8.8 million on the sale of two regional malls, four community centers, and one office building, partially offset by a $10.6 million asset write-down on two Properties.

                Income before allocation to limited partners was $201.4 million for the nine months ended September 30, 2001, which reflects a decrease of $10.3 million, or 4.8% over 2000, primarily for the reasons discussed above.  Income before allocation to limited partners was allocated to the Companies based on SPG’s direct ownership of Ocean County Mall and certain net lease assets, and the Companies’ preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period.

                The comparability between SRC’s balance sheet as of September 30, 2001 and December 31, 2000 and results of operations for the nine months ended September 30, 2001 and September 30, 2000 have been affected by the following:

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

                Liquidity and Capital Resources

                As of September 30, 2001, our balance of unrestricted cash and cash equivalents was $161.7 million, including $44.8 million related to our gift certificate program, which we do not consider available for general working capital purposes.  We have a $1.25 billion unsecured revolving credit facility (the “Credit Facility”) which had available credit of $522.5 million as of September 30, 2001. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at our option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.  Our current corporate bond ratings are Baa1 by Moody’s Investors Service and BBB+ by Standard & Poor’s.

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

Financing and Debt

                As of September 30, 2001, we had combined consolidated debt of $8.8 billion, of which $6.8 billion was fixed-rate debt bearing interest at a weighted average rate of 7.3% and $2.0 billion was variable-rate debt bearing interest at a weighted average rate of 3.9%.  As of September 30, 2001, we had interest rate protection agreements related to combined consolidated variable-rate debt with a total carrying amount of $390.2 million. Our interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the nine months ended September 30, 2001 or 2000.

Our share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness over the next five years is $6.0 billion, with $4.9 billion thereafter. Our ratio of consolidated debt-to-market capitalization was 54.5% and 57.0% at September 30, 2001 and December 31, 2000, respectively.

                On August 6, 2001, we retired the third and final tranche of the CPI merger facility totaling $435.0 million. We generated the funds used to retire this debt primarily from our $277.0 million financing of four mall properties at fixed rate of 6.99%, our $110.0 million financing of one office complex at LIBOR plus 115 basis points, and excess cash flow.

                Subsequent to September 30, 2001, we completed the sale of $750.0 million of 6.375% senior unsecured notes due November 15, 2007.  Net proceeds from the offering were initially used to reduce the outstanding balance of the Credit Facility.  Ultimately, we plan to retire mortgage indebtedness on six wholly-owned properties and to retire $250.0 million of 9% bonds that mature in early 2002.

                See Note 7 of the Notes to Unaudited Condensed Financial Statements included in Item 1 of this Form 10-Q for a discussion of the unsecured debt issued on January 11, 2001.

Acquisitions and Disposals

Subsequent to September 30, 2001, we purchased a 50% interest in Fashion Valley Mall located in San Diego, California for a purchase price of $165.0 million which includes our share of a $200.0 million, seven year mortgage at a fixed rate of 6.5% issued by the partnership owning the property concurrent with the acquisition.  We will also assume management responsibilities for this 1.7 million square foot open-air, super-regional mall..

We continue to review and evaluate a limited number of acquisition opportunities and will continue our focus on acquiring highly productive, market dominant malls. We believe that acquisition activity in the near term will be a less significant component of our growth strategy and amounts available under the Credit Facility, together with the ability to issue shares of common stock and/or Units, provide adequate means to finance certain acquisitions. We cannot assure you that we will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

                Dispositions

During the first nine months of 2001, we sold our interests in one regional mall, one community center, and one office building for a combined gross sales price of $20.3 million, resulting in a net combined gain of $2.6 million. The net proceeds of approximately $19.6 million were used for general working capital purposes.

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

                Development Activity

                New Developments. Development activities are an ongoing part of our business. During 2000, we opened two new Properties aggregating approximately 1.7 million square feet of GLA. In total, we invested approximately $179.6 million on new developments in 2000. With fewer new developments currently under construction, we expect 2001 development costs to be approximately $65.6 million.

Strategic Expansions and Renovations. One of our key objectives is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. During 2000, we invested approximately $201.6 million on redevelopment projects and completed five major redevelopment projects, which added approximately 1.2 million square feet of GLA to the Portfolio. We have a number of renovation and/or expansion projects currently under construction, or in pre-construction development and expect to invest approximately $129.0 million on redevelopment in 2001.

International Expansion.  The SPG Operating Partnership has a 32.3% ownership interest in European Retail Enterprises, B.V. (“ERE”), which is accounted for using the equity method of accounting. Prior to January 2001, the Management Company had a 29% ownership interest in Groupe BEG, S.A. (“BEG”) which was accounted for using the equity method of accounting.  In January 2001, BEG merged with ERE and became a wholly-owned subsidiary of ERE.  During the third quarter of 2001 the Management Company transferred its interest in ERE to the SPG Operating Partnership through the intercompany note to simplify the organizational structure.  BEG and ERE are fully integrated European retail real estate developers, lessors and managers. Our current total cash investment in ERE and BEG, including subordinated debt, is approximately $69.9 million. The current estimated additional commitment, including subordinated debt, is approximately $34.7 million.  However, since our future commitments are subject to certain performance and other criteria, including our approval of development projects, these additional commitments may vary. The agreements with BEG and ERE are structured to allow us to acquire an additional 29.4% ownership interest over time. As of September 30, 2001, BEG and ERE had three Properties open in Poland and two in France.

                Technology Initiatives. We continue with our technology initiatives through two investments including MerchantWired LLC, and Constellation Real Technologies including its investment in FacilityPro.com as described in our annual report. The SPG Operating Partnership owns an approximately 53% indirect non-controlling interest in MerchantWired LLC and accounts for it using the equity method of accounting.  MerchantWired LLC is currently considering discussions with third parties, primarily telecommunications companies, to act as further partners in the venture.  The future operations of MerchantWired LLC may be impacted by the outcome of these discussions.

These activities may generate losses in the initial years of operation, while programs are being developed and customer bases are being established. The investments have a total carrying amount of approximately $33.5 million through September 30, 2001.  We expect to continue to invest in these programs and together with the other members of MerchantWired, LLC have guaranteed our pro rata share of certain equipment lease payments.  We cannot assure you that our technology programs will succeed.

Distributions. The Companies declared a common stock dividend of $0.525 per share in the third quarter of 2001. The current combined annual distribution rate is $2.10 per Paired Share.  Dividends during 2000 aggregated $2.02 per share. Future distributions will be determined based on actual results of operations and cash available for distribution.

                Investing and Financing Activities

                Cash used in investing activities of $161.4 million for the nine months ended September 30, 2001 includes capital expenditures of $217.8 million, investments in unconsolidated joint ventures of $112.9 million, and advances to the Management Company of $3.8 million.  Capital expenditures include development costs of $54.4 million, renovation and expansion costs of $111.6 million and tenant costs and other operational capital expenditures of $51.8 million.  These cash uses are partially offset by distributions from unconsolidated entities of $145.3 million, cash from the consolidation of ASP of $8.2 million and net proceeds of $19.6 million from the sale of three properties previously mentioned.

                Cash used in financing activities for the nine months ended September 30, 2001 was $372.0 million and includes net distributions of $429.7 million, offset by net borrowings of $57.7 million.

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

                Total EBITDA for the Properties increased from $1,506.1 million for the nine months ended September 30, 2000 to $1,570.0 million, excluding technology startup costs, for the same period in 2001, representing a 4.2% increase.  This growth is primarily the result of increased rental rates, sustained tenant sales, improved occupancy levels, effective control of operating costs and the addition of GLA to the Portfolio through strategic expansions and renovations.  During this period, the operating profit margin decreased from 64.0% to 63.8%. There were no major acquisitions during 2001.

                FFO-Funds from Operations

                FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO, as defined by NAREIT, means consolidated net income without giving effect to real estate related depreciation and amortization, gains or losses from extraordinary items, cumulative effect of accounting change, and gains or losses on sales of real estate, plus the allocable portion, based on economic ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with accounting principles generally accepted in the United States. Further, we have added back our write-off of technology investments.  However, FFO:

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

                The following summarizes our FFO and that of the Companies and reconciles our combined income before extraordinary items and cumulative effect of accounting change to our FFO for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
(In thousands)
Our FFO	$210,241	$192,453	$577,005	$543,146

Reconciliation:
Income Before Extraordinary Items and Cumulative
Effect of Accounting Change (1) (2)	$69,585	$77,434	$203,330	$224,482
Plus:
Depreciation and amortization from combined consolidated Properties	110,799	105,600	323,545	302,742
Our share of depreciation and amortization from unconsolidated affiliates	33,955	30,395	98,675	87,251
Write-off of technology investments	16,645	--	16,645	--
Less:
(Gain) loss on sale of asset, net of asset write downs of $0, $0, $0, and $10,572, respectively	131	(151)	(2,552)	(8,809)
Minority interest portion of depreciation and amortization	(1,540)	(1,491)	(4,527)	(4,446)
Preferred distributions (including preferred distributions of a subsidiary and to preferred unitholders)	(19,334)	(19,334)	(58,111)	(58,074)

Our FFO	$210,241	$192,453	$577,005	$543,146

FFO Allocable to the Companies	$152,683	$139,472	$418,965	$394,021

Notes:

(1)   Includes gains on land sales of $5.0 million and $6.3 million for the three months ended September 30, 2001 and 2000, respectively, and $8.3 million and $10.8 million for the nine months ended September 30, 2001 and 2000, respectively

(2)   Includes straight-line rent adjustments to minimum rent of $3.3 million and $4.6 million for the three months ended     September 30, 2001 and 2000, respectively, and $9.4 million and $14.9 million for the nine months ended September 30, 2001 and 2000, respectively.

                Portfolio Data

                The following operating statistics do not include Properties located outside of the United States.

                Aggregate Tenant Sales Volume. For the nine months ended September 30, 2001 compared to the same period in 2000, total reported retail sales at mall and freestanding GLA we own (“Owned GLA”) in the regional malls increased $318.7 million or 2.9% from $10.8 billion to $11.2 billion, primarily as a result of  increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

                Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 90.5% at September 30, 2000, to 90.6% at September 30, 2001. Owned GLA has decreased 0.2 million square feet from September 30, 2000, to September 30, 2001, primarily as a result of dispositions.

                Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 3.8%, from $27.97 at September 30, 2000 to $29.03 at September 30, 2001.

                Inflation

                Inflation remains relatively low and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants’ leases contain provisions designed to lessen the impact of inflation. These provisions include clauses enabling us to receive percentage rentals based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

                Retail Climate and Tenant Bankruptcies

The recent events of September 11, 2001 have negatively impacted the overall economy in which we operate.  These pressures may further affect, amongst other factors, consumer confidence and job growth.  A significant portion of our overage and percent rent revenue is typically recognized during the fourth quarter of our fiscal year.  We are unable to determine what effect these world events may have on consumer spending for the fourth quarter 2001 and beyond.  If the impact of these events on consumer spending result in weak retail sales, they could negatively impact our ability to recognize overage and percent rent revenue.

A number of local, regional, and national retailers, including both in-line and anchor tenants, have recently announced store closings or filed for bankruptcy.  Some changeover in tenants is normal in our business.  We lost 800,000 square feet of tenants in 2000 and 1,600,000 square feet in the first nine months of 2001 to bankruptcies.  Pressures which affect consumer confidence, job growth, energy costs and income gains, however, can affect retail sales growth and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from these store closings or bankruptcies.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

Sensitivity Analysis. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 2001, a 0.50% increase in the market rates of interest would decrease annual future earnings and cash flows by approximately $9.0 million, and would decrease the fair value of debt by approximately $462.9 million. A 0.50% decrease in the market rates of interest would increase annual future earnings and cash flows by approximately $9.0 million, and would increase the fair value of debt by approximately $532.3 million.  We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt or in the case of a fair value hedge, to effectively convert fixed rate debt to variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate.

Part II - Other Information

                Item 1:  Legal Proceedings

                Please refer to Note 9 of the combined financial statements for a summary of material pending litigation.

                Item 6:  Exhibits and Reports on Form 8-K

                                (a) Exhibits

2.1 Agreement of Merger dated May 9, 2001 between Simon Property Group, Inc. and SPG Properties, Inc. (the copy of this exhibit filed as Exhibit 1.1 to SPG’s Registration Statement on Form S-4 (No. 333-60526) is incorporated herein by reference).

                                (b) Reports on Form 8-K

Two reports on Form 8-K were filed during the current period.

                On July 2, 2001 under Item 2 – Acquisition or Disposition of Assets, SPG reported the completion of the previously announced merger (the “Merger”) of SPG Properties, Inc. with and into Simon Property Group, Inc., with Simon Property Group, Inc. being the surviving entity.

On August 10, 2001 under Item 5 - Other Events, SPG reported that it made available additional ownership and operational information concerning the Companies, the Operating Partnerships, and the properties owned or managed as of June 30, 2001, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, SPG reported that, on August 8, 2001, it issued a press release containing information on earnings as of June 30, 2001 and other matters. A copy of the press release was included as an exhibit to the filing.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC. AND
SPG REALTY CONSULTANTS, INC.

/s/ Stephen E. Sterrett
Stephen E. Sterrett,
Executive Vice President and Chief Financial Officer

Date: November 14, 2001