Form 10-K405
period 2001-12-31
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 2002-03-29
CIK 1063761, 1067173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2001

SIMON PROPERTY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation)

001-14469
(Commission File No.)

046268599
(I.R.S. Employer Identification No.)

National City Center
115 West Washington Street, Suite 15 East
Indianapolis, Indiana 46204
(Address of principal executive offices)

(317) 636-1600
(Registrant's telephone number, including area code)

SPG REALTY CONSULTANTS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation)

001-14469-01
(Commission File No.)

13-2838638
(I.R.S. Employer Identification No.)

National City Center
115 West Washington Street, Suite 15 East
Indianapolis, Indiana 46204
(Address of principal executive offices)

(317) 636-1600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.0001 par value of Simon Property Group, Inc. paired with 1/100th of a beneficial interest in shares of common stock, par value $.0001 per share, of SPG Realty Consultants, Inc.	New York Stock Exchange
6.5% Series B Convertible Preferred Stock, $.0001 par value	New York Stock Exchange
8 3/4% Series F Cumulative Redeemable Preferred Stock, $.0001 par value	New York Stock Exchange
7.89% Series G Cumulative Step-Up Premium Rate Preferred Stock, $.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of shares of common stock held by non-affiliates of the Registrants was approximately $5,183 million based on the closing market price on the New York Stock Exchange for such stock on February 28, 2002. As of March 20, 2002, Simon Property Group, Inc. had 172,986,859; 3,200,000 and 4,000 shares of common stock, Class B common stock and Class C common stock outstanding, respectively, which were paired with 1,761,909 shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc. outstanding on that same date.

Documents Incorporated By Reference

Portions of the Registrants' Annual Report to Shareholders are incorporated by reference into Parts I, II and IV and portions of the Registrants' Proxy Statements in connection with their 2002 Annual Meetings of Shareholders are incorporated by reference in Part III.

SIMON PROPERTY GROUP, INC. AND
SPG REALTY CONSULTANTS, INC.
Annual Report on Form 10-K
December 31, 2001

Part I

Item 1. Business

    Background and Description of the Business

              Who we are – Simon Property Group, Inc. ("SPG"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). Each share of common stock of SPG is paired ("Paired Shares") with 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies"). Simon Property Group, L.P. (the "SPG Operating Partnership"), is the primary subsidiary of SPG. Units of ownership interest ("Units") in the SPG Operating Partnership are paired ("Paired Units") with Units of SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC. In this report, the terms "we", "us" and "our" refer to the Companies, the Operating Partnerships, and their subsidiaries. The background and description of our business information required by this item is incorporated herein by reference to the Notes to Financial Statements, Note 1, paragraphs 1 through 8, on pages 51 and 52 of the 2001 Annual Report to Shareholders which is filed as Exhibit 13.1 to this Form 10-K.

              As of December 31, 2001, we owned or held an interest in 252 income-producing properties in the United States, which consisted of 166 regional malls, 72 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the "Properties"). We also own 11 parcels of land held for future development (together with the Properties, the "Portfolio" or the "Portfolio Properties"). In addition, we have ownership interests in seven additional retail real estate properties operating in Europe and Canada.

    Mergers and Acquisitions

              Mergers and acquisitions have been a significant component of the growth and development of our business. Beginning with the merger with DeBartolo Realty Corporation in August of 1996 for approximately $3.0 billion, we have completed five major mergers and/or acquisitions that have helped shape the current organization. These acquisitions included the merger with Corporate Property Investors, Inc., in 1998 for approximately $5.9 billion. Information regarding certain of these mergers and acquisitions is incorporated herein by reference to the Notes to Financial Statements, Notes 3 and 4 (acquisitions portion only), on pages 52 to 53 of the 2001 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K.

              Subsequent to December 31, 2001, we signed a definitive agreement to purchase, jointly with Westfield America Trust and The Rouse Company, the assets of Rodamco North America N.V. for $5.3 billion. Our portion of the acquisition includes the purchase of the remaining ownership interests in four of our existing joint venture assets and new ownership interests in nine additional properties. Our share of the purchase price is $1.55 billion including $570.0 million in debt and perpetual preferred stock assumed.

    General

              During 2001, regional malls (including specialty retail centers and retail space in the mixed-use Properties), community centers and the remaining Portfolio comprised 92.2%, 4.9%, and 2.9%, respectively, of combined consolidated rent revenues and tenant reimbursements. The Properties contain an aggregate of approximately 187.4 million square feet of gross leasable area ("GLA"), of which we own 111.3 million square feet ("Owned GLA"). More than 4,100 different retailers occupy more than 20,100 stores in the Properties. Total estimated retail sales at the Properties in 2001 were approximately $39.0 billion.

              SPG and a subsidiary of the SPG Operating Partnership are taxed as REITs under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and applicable Treasury regulations relating to REIT qualification. SPG is self-administered and self-managed and does not engage or pay a REIT advisor. SPG provides management, development, leasing, accounting, finance and legal, design and construction expertise through its own personnel or, where appropriate, through outside professionals.

    Operating Strategies

              Our primary business objectives are to increase cash generated from operations per Paired Share and to increase the value of the Portfolio Properties. We plan to achieve these objectives through a variety of methods discussed below, although we cannot assure you that that we will achieve such objectives.

              Leasing.    We pursue an active leasing strategy that includes:

      •
      aggressively marketing available space
      •
      renewing existing leases at higher base rents per square foot, and
      •
      originating leases that provide for percentage or overage rents and/or regular or periodic fixed contractual increases in base rents.

              Management.    We draw upon our expertise gained through management of a geographically diverse Portfolio nationally recognized as high quality retail and mixed-use Properties. In doing so, we seek to maximize cash flow through a combination of:

      •
      an active merchandising program to maintain our shopping centers as inviting shopping destinations
      •
      efforts to minimize overhead and operating costs
      •
      coordinated marketing and promotional activities that establish and maintain customer loyalty, and
      •
      systematic planning and monitoring of results.

              Acquisitions.    As noted above, we expect to acquire certain assets from Rodamco North America, N.V. in 2002. We may selectively acquire other individual properties and portfolios of properties that meet our investment criteria as opportunities arise. We continue to review and evaluate a limited number of acquisition opportunities and will continue our focus on acquiring highly productive, market dominant malls. We believe that acquisition activity is a component of our growth strategy.

              Development in the United States.    Our strategy is to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth. We opened one regional mall during 2001. This addition added approximately 0.6 million square feet of GLA to the Portfolio at a cost of approximately $68.8 million. Currently there are no new developments under construction. We believe given the current economic environment there are no new developments that meet our risk-reward criteria in order to commence development in the near term, especially in a weakening leasing economic environment.

              We also have direct or indirect interests in eleven parcels of land being held for future development in eight states totaling approximately 772 acres. We believe that we are well positioned to pursue future development opportunities as conditions warrant.

              Strategic Expansions and Renovations.    One of our key objectives is to increase the profitability and market share of the Properties through strategic renovations and expansions. We invested approximately $118.2 million on redevelopment projects during 2001. We also have a number of renovation and/or expansion projects currently either under construction or in preconstruction development. However, for the same reasons we are limiting development activities, we have reduced our renovation and expansion plans for the near term.

              International Expansion.    We believe the expertise we have gained through the development and management of our domestic Properties can be utilized in retail properties throughout the world. We intend to continue pursuing international opportunities on a selected basis to enhance shareholder value. There are risks inherent in international business that may be beyond our control. These risks include the following risks that may have a negative impact on our results of operations:

      •
      changes in foreign currency exchange rates
      •
      declines in economic conditions abroad
      •
      changes in foreign political environments, and
      •
      changes in foreign laws.

              Other Revenues.    We also generate revenues due to our size and tenant relationships from:

      •
      mall marketing initiatives
      •
      consumer focused strategic corporate alliances, and
      •
      delivering competitively priced property operating services to our tenants.

    Competition

              We believe that we have a competitive advantage in the retail real estate business as a result of:

      •
      the size, quality and diversity of our Properties
      •
      our management and operational expertise
      •
      our use of innovative retailing concepts
      •
      our extensive experience and relationships with retailers and lenders
      •
      our mall marketing initiatives and consumer focused strategic corporate alliances, and
      •
      our ability to use our size to deliver competitively priced property operating services to our tenants.

              We believe that the Portfolio is the largest, as measured by GLA, of any publicly traded REIT. In addition, we own more regional malls than any other publicly traded REIT. For these reasons, we believe that we are the leader in our industry.

              All of the Portfolio Properties are located in developed areas. Certain of our Properties are of the same type and are within the same market area as other competitive properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain.

              There are numerous other commercial developers, real estate companies and other owners of real estate that compete with us in our trade areas. This results in competition for both acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage.

    Environmental Matters

              General Compliance.    We believe that the Portfolio Properties are in compliance, in all material respects, with all Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances. Nearly all of the Portfolio Properties have been subjected to Phase I or similar environmental audits (which generally involve only a review of records and visual inspection of the property without soil sampling or ground water analysis) by independent environmental consultants. Phase I environmental audits are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our results of operations. We cannot assure you that:

  •
  existing environmental studies with respect to the Portfolio Properties reveal all potential environmental liabilities
  •
  any previous owner, occupant or tenant of a Portfolio Property created any material environmental condition not known to us
  •
  the current environmental condition of the Portfolio Properties will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties, or
  •
  future uses or condition (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in environmental liabilities.

              Asbestos-Containing Materials.    Asbestos-containing materials are present in most of the Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which we believe are generally in good condition. Fireproofing and insulation containing asbestos is also present in certain Properties in limited concentrations or in limited areas. The presence of such asbestos-containing materials does not violate currently applicable laws. Generally, we remove asbestos-containing materials as required in the ordinary course of any renovation, reconstruction and expansion, and in connection with the retenanting of space.

              Underground Storage Tanks.    Several of the Portfolio Properties contain, or at one time contained, underground storage tanks used to store waste oils or other petroleum products primarily related to auto services center establishments or emergency electrical generation equipment. We believe that regulated tanks have been removed, upgraded or abandoned in place in accordance with applicable environmental laws. Site assessments have revealed certain soil and groundwater contamination associated with such tanks at some of these Properties. Subsurface investigations (Phase II assessments) and remediation activities are either completed, ongoing, or scheduled to be conducted at such Properties. The cost of remediation with respect to such matters has not been material and we do not expect these costs will have a material adverse effect on our results of operations.

              Properties to be Developed or Acquired.    Land held for shopping mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties. In certain instances, such residues or debris could be or contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire any of the optioned properties, we will conduct environmental due diligence consistent with acceptable industry standards.

    Employees

              At February 28, 2002 we and our affiliates employed approximately 4,170 persons at various centers and offices throughout the United States, of which approximately 1,590 were part-time. Approximately 940 of these employees were located at our headquarters.

    Insurance

              We have comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to our Properties. The impact of the events of September 11, 2001 has affected our insurance programs. Our insurance programs are discussed in detail in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

    Corporate Headquarters

              Our executive offices are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636-1600.

Executive Officers of the Registrants

              The following table sets forth certain information with respect to the executive officers of the Companies as of December 31, 2001.

Name	Age	Position
Melvin Simon(1)	75	Co-Chairman
Herbert Simon(1)	67	Co-Chairman
David Simon(1)	40	Chief Executive Officer
Hans C. Mautner	63	Vice Chairman; Chairman, Simon Global Limited
Richard S. Sokolov	52	President and Chief Operating Officer
Randolph L. Foxworthy	57	Executive Vice President – Corporate Development
William J. Garvey	62	Executive Vice President – Property Development
James A. Napoli	55	Executive Vice President – Leasing
John R. Neutzling	49	Executive Vice President – Property Management
James M. Barkley	50	General Counsel; Secretary
Stephen E. Sterrett	46	Executive Vice President and Chief Financial Officer
Drew Sheinman	44	President – Simon Brand Ventures
Joseph S. Mumphrey	50	President – Simon Business Network
John Rulli	45	Senior Vice President and Chief Administrative Officer
Andrew A. Juster	49	Senior Vice President and Treasurer
David Schacht	38	Senior Vice President and Chief Information Officer
  (1)
  Melvin Simon is the brother of Herbert Simon and the father of David Simon.

              Set forth below is a summary of the business experience of the executive officers of the Companies. The executive officers of the Companies serve at the pleasure of the Board of Directors. For biographical information of Melvin Simon, Herbert Simon, David Simon, Hans C. Mautner, and Richard Sokolov, see Item 10 of this report.

              Mr. Foxworthy is the Executive Vice President – Corporate Development of the Companies. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with the Companies since 1993.

              Mr. Garvey is the Executive Vice President – Property Development of the Companies. Mr. Garvey, who was Executive Vice President and Director of Development at MSA, joined MSA in 1979 and held various positions with MSA.

              Mr. Napoli is the Executive Vice President – Leasing of the Companies. Mr. Napoli also served as Executive Vice President and Director of Leasing of MSA, which he joined in 1989.

              Mr. Neutzling is the Executive Vice President – Property Management of the Companies. Mr. Neutzling has also been an Executive Vice President of MSA since 1992 overseeing all property and asset management functions. He joined MSA in 1974 and has held various positions with MSA.

              Mr. Barkley serves as the Companies' General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

              Mr. Sterrett serves as the Companies' Executive Vice-President and Chief Financial Officer. He joined MSA in 1989 and has held various positions with MSA.

              Mr. Mumphrey holds the position of President – Simon Business Network. He joined MSA in 1974 and has held various property and asset management positions with MSA.

              Mr. Juster serves as the Companies' Senior Vice-President and Treasurer. He joined MSA in 1989 and has held various financial positions with MSA.

              Mr. Rulli serves as the Companies' Senior Vice-President and Chief Administrative Officer. He joined MSA in 1988 and has held various positions with MSA.

              Mr. Sheinman holds the position of President – Simon Brand Ventures. He joined the Companies' in 1998 as Senior Vice President of Marketing and Business Development.

              Mr. Schacht serves as the Companies' Senior Vice-President and Chief Information Officer. He joined the Companies in 1997 and has held various information technology positions.

Item 2. Properties

    Portfolio Properties

              Our Properties primarily consist of regional malls and community shopping centers. Regional malls generally contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. Our 166 regional malls range in size from approximately 300,000 to 2.8 million square feet of GLA, with all but four regional malls over 400,000 square feet. Our regional malls contain in the aggregate more than 17,000 occupied stores, including over 650 anchors which are mostly national retailers. As of December 31, 2001, regional malls (including specialty retail centers and retail space in the mixed-use Properties) represented 84.8% of total GLA, 79.3% of Owned GLA and 86.4% of total annualized base rent of the Properties.

              Community shopping centers are generally unenclosed and smaller than regional malls. Most of our 72 community shopping centers in the Properties range in size from approximately 50,000 to 600,000 square feet of GLA. Community shopping centers generally are of two types. First, we own traditional community centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area. Second, we own "power centers" that are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 2001, community shopping centers represented 9.1% of total GLA, 10.8% of Owned GLA and 6.0% of the total annualized base rent of the Properties.

              We also have interests in five specialty retail centers, four office and mixed-use Properties and five value-oriented super-regional malls. The specialty retail centers contain approximately 1,843,000 square feet of GLA and do not have anchors. These properties feature retailers and entertainment facilities in a distinctive shopping environment and location. The four office and mixed-use Properties range in size from approximately 512,000 to 1,030,000 square feet of GLA. Two of these Properties are regional malls with connected office buildings, and two are located in mixed-use developments and contain primarily office space. The value-oriented super-regional malls range in size from approximately 1.0 million to 1.6 million square feet of GLA. These Properties combine retail outlets, manufacturers' off-price stores and other value-oriented tenants. As of December 31, 2001, value-oriented super-regional malls represented 3.5% of total GLA, 5.8% of Owned GLA and 5.4% of the total annualized base rent of the Properties.

              As of December 31, 2001, approximately 91.9% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use Properties was leased, approximately 93.7% of the Owned GLA in the value-oriented super-regional malls was leased, and approximately 89.3% of Owned GLA in the community shopping centers was leased.

              Of our 252 Properties, we own 100% of 171 of the Properties and the remainder we hold as joint venture interests. We are the managing or co-managing general partner or member of all but 15 of the Properties held as joint venture interests.

Additional Information

              The following table sets forth certain information, as of December 31, 2001, regarding the Properties:

	Name/Location	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)	Type (3)	Year Built or Acquired	Total GLA		Retail Anchors
REGIONAL MALLS
1.	Alton Square Alton, IL	Fee	100.0	Cons	Acquired 1993	639,057		Sears, JCPenney, Famous Barr
2.	Amigoland Mall (28) Brownsville, TX	Fee	100.0	Cons	Built 1974	557,897		Beall's
3.	Anderson Mall Anderson, SC	Fee	100.0	Cons	Built 1972	623,667		Belk (4), JCPenney, Sears
4.	Apple Blossom Mall Winchester, VA	Fee	49.1	JV	Acquired 1999	442,992		Belk, JCPenney, Sears
5.	Arsenal Mall Watertown, MA	Fee	100.0	Cons	Acquired 1999	501,758	(5)	Marshall's, (6)
6.	Auburn Mall Auburn, MA	Fee	49.1	JV	Acquired 1999	597,698		Filene's (7), Sears
7.	Aurora Mall Aurora, CO	Fee	100.0	Cons	Acquired 1998	1,013,940		JCPenney, Foley's (4), Sears
8.	Aventura Mall (8) Miami, FL	Fee	33.3	JV	Built 1983	1,900,791		Macy's, Sears, Bloomingdales, JCPenney, Lord & Taylor, Burdines
9.	Avenues, The Jacksonville, FL	Fee	25.0	JV	Built 1990	1,112,698		Belk, Dillard's, JCPenney, Parisian, Sears
10.	Barton Creek Square Austin, TX	Fee	100.0	Cons	Built 1981	1,249,418		Dillard's (4), Foley's, Sears, Nordstrom (9), JCPenney
11.	Battlefield Mall Springfield, MO	Fee and Ground Lease (2056)	100.0	Cons	Built 1970	1,185,021		Dillard's (4), Famous Barr, Sears, JCPenney
12.	Bay Park Square Green Bay, WI	Fee	100.0	Cons	Built 1980	668,029		Younkers (9), Elder-Beerman, Kohl's, Shopko
13.	Bergen Mall Paramus, NJ	Fee and Ground Lease (10) (2061)	100.0	Cons	Acquired 1987	899,867		Off 5th-Saks Fifth Avenue Outlet, Value City Furniture, Macy's, Marshall's
14.	Biltmore Square Asheville, NC	Fee	66.7	Cons	Built 1989	494,280		Belk, Dillard's, Proffitt's, Goody's
15.	Bowie Town Center Bowie, MD	Fee	100.0	Cons	Built 2001	649,856		Hecht's, Sears, Old Navy, Barnes & Noble, Bed, Bath & Beyond
16.	Boynton Beach Mall Boynton Beach, FL	Fee	100.0	Cons	Built 1985	1,184,573		Macy's, Burdines, Sears, Dillard's (4), JCPenney

17.	Brea Mall Brea, CA	Fee	100.0	Cons	Acquired 1998	1,304,272	Macy's, JCPenney, Robinsons-May, Nordstrom, Sears
18.	Broadway Square Tyler, TX	Fee	100.0	Cons	Acquired 1994	617,033	Dillard's, JCPenney, Sears
19.	Brunswick Square East Brunswick, NJ	Fee	100.0	Cons	Built 1973	768,663	Macy's, JCPenney, Barnes & Noble
20.	Burlington Mall Burlington, MA	Ground Lease (2048)	100.0	Cons	Acquired 1998	1,252,087	Macy's, Lord & Taylor, Filene's, Sears
21.	Cape Cod Mall Hyannis, MA	Ground Leases (10) (2009-2073)	49.1	JV	Acquired 1999	723,621	Macy's, Filene's, Marshall's, Sears, Best Buy, Barnes & Noble
22.	Castleton Square Indianapolis, IN	Fee	100.0	Cons	Built 1972	1,460,926	Galyan's, LS Ayres, Lazarus, JCPenney, Sears, Von Maur
23.	Century III Mall Pittsburgh, PA	Fee	100.0	Cons	Built 1979	1,284,197	JCPenney, Sears, T.J. Maxx, Kaufmann's (4), Wickes Furniture
24.	Charlottesville Fashion Square Charlottesville, VA	Ground Lease (2076)	100.0	Cons	Acquired 1997	571,521	Belk (4), JCPenney, Sears
25.	Chautauqua Mall Jamestown, NY	Fee	100.0	Cons	Built 1971	432,733	Sears, JCPenney, Office Max, The Bon Ton
26.	Cheltenham Square Philadelphia, PA	Fee	100.0	Cons	Built 1981	636,981	Burlington Coat Factory, Home Depot, Value City, Seaman's Furniture, Shop Rite
27.	Chesapeake Square Chesapeake, VA	Fee and Ground Lease (11) (2062)	75.0	Cons	Built 1989	797,319	Dillard's (4), JCPenney, Sears, Hecht's, Target (9)
28.	Cielo Vista Mall El Paso, TX	Fee and Ground Lease (12) (2027)	100.0	Cons	Built 1974	1,191,768	Dillard's (4), JCPenney, Foley's, Sears
29.	Circle Centre Indianapolis, IN	Property Lease (2097)	14.7	JV	Built 1995	795,859	Nordstrom, Parisian
30.	College Mall Bloomington, IN	Fee and Ground Lease (12) (2048)	100.0	Cons	Built 1965	706,800	Sears, Lazarus, L.S. Ayres, Target, (6)
31.	Columbia Center Kennewick, WA	Fee	100.0	Cons	Acquired 1987	745,640	Sears, JCPenney, Gottschalks, Barnes & Noble, The Bon Marche
32.	Coral Square(27) Coral Springs, FL	Fee	50.0	JV	Built 1984	945,474	Dillard's, JCPenney, Sears, Burdines (4)

33.	Cordova Mall Pensecola, FL	Fee	100.0	Cons	Acquired 1998	852,223	Ward, Parisian, Dillard's (4), Best Buy (9), (6)
34.	Cottonwood Mall Albuquerque, NM	Fee	100.0	Cons	Built 1996	1,041,230	Dillard's, Foley's, JCPenney, Mervyn's, Sears (9)
35.	Crossroads Mall Omaha, NE	Fee	100.0	Cons	Acquired 1994	858,650	Dillard's, Sears, Younkers, Barnes & Noble
36.	Crystal Mall Waterford, CT	Fee	74.6	JV	Acquired 1998	785,070	Macy's, Filene's, JCPenney, Sears
37.	Crystal River Mall Crystal River, FL	Fee	100.0	Cons	Built 1990	423,941	JCPenney, Sears, Belk, Kmart
38.	Dadeland Mall Miami, FL	Fee	50.0	JV	Acquired 1997	1,404,815	Saks Fifth Avenue, JCPenney, Burdine's, Burdine's Home Gallery, Limited, Lord & Taylor
39.	DeSoto Square Bradenton, FL	Fee	100.0	Cons	Built 1973	689,159	JCPenney, Sears, Dillard's, Burdines
40.	Eastern Hills Mall Buffalo, NY	Fee	100.0	Cons	Built 1971	994,110	Sears, JCPenney, The Bon Ton, Kaufmann's, Burlington Coat Factory, (6)
41.	Eastland Mall Evansville, IN	Fee	50.0	JV	Acquired 1998	899,718	JC Penney, De Jong's, Famous Barr, Lazarus
42.	Eastland Mall Tulsa, OK	Fee	100.0	Cons	Built 1986	706,996	Dillard's, Foley's, Mervyn's, (6)
43.	Edison Mall Fort Myers, FL	Fee	100.0	Cons	Acquired 1997	1,042,442	Dillard's, JCPenney, Sears, Burdines (4)
44.	Emerald Square North Attleborough, MA	Fee	49.1	JV	Acquired 1999	1,022,630	Filene's, JCPenney, Lord & Taylor, Sears
45.	Empire Mall(8) Sioux Falls, SD	Fee and Ground Lease (10) (2013)	50.0	JV	Acquired 1998	1,057,414	JCPenney, Younkers, Sears, Dayton Hudson, Richman Gordman
46.	Fashion Mall at Keystone at the Crossing, The Indianapolis, IN	Ground Lease (2067)	100.0	Cons	Acquired 1997	655,320	Jacobsons, Parisian
47.	Fashion Valley Mall San Diego, CA	Fee	50.0	JV	Acquired 2001	1,709,985	JCPenney, Macy's, Neiman-Marcus, Nordstrom, Robinson-May, Saks Fifth Avenue
48.	Florida Mall, The(27) Orlando, FL	Fee	50.0	JV	Built 1986	1,632,180	Dillard's, JCPenney, Lord & Taylor (9), Saks Fifth Avenue, Sears, Burdines, Nordstrom (9)
49.	Forest Mall Fond Du Lac, WI	Fee	100.0	Cons	Built 1973	501,556	JCPenney, Kohl's, Younkers, Sears, Staples

50.	Forest Village Park Mall Forestville, MD	Fee	100.0	Cons	Built 1980	418,500		JCPenney, Kmart
51.	Granite Run Mall Media, PA	Fee	50.0	JV	Acquired 1998	1,047,283		JCPenney, Sears, Boscovs
52.	Great Lakes Mall Cleveland, OH	Fee	100.0	Cons	Built 1961	1,314,861		Dillard's (4), Kaufmann's, JCPenney, Sears
53.	Greendale Mall Worcester, MA	Fee and Ground Lease (10) (2009)	49.1	JV	Acquired 1999	434,699	(13)	Best Buy, Marshall's, T.J. Maxx & More
54.	Greenwood Park Mall Greenwood, IN	Fee	100.0	Cons	Acquired 1979	1,327,753		JCPenney, JCPenney Home Store, Lazarus, L.S. Ayres, Sears, Service Merchandise, Von Maur
55.	Gulf View Square Port Richey, FL	Fee	100.0	Cons	Built 1980	804,216		Sears, Dillard's (7), JCPenney, Burdines
56.	Gwinnett Place Atlanta, GA	Fee	50.0	JV	Acquired 1998	1,276,470		Parisian, Macy's, Rich's JCPenney, Sears
57.	Haywood Mall Greensville, SC	Fee and Ground Lease (10) (2017)	100.0	Cons	Acquired 1998	1,245,133		Rich's, Sears, Dillard's, JCPenney, Belk Simpson
58.	Heritage Park Mall Midwest City, OK	Fee	100.0	Cons	Built 1978	605,236		Dillard's, Sears, (6)
59.	Highland Mall(8) Austin, TX	Fee and Ground Lease (2070)	50.0	JV	Acquired 1998	1,090,685		Dillard's (4), Foley's, JCPenney
60.	Hutchinson Mall Hutchinson, KS	Fee	100.0	Cons	Built 1985	525,618		Dillard's, JCPenney, Sears, Wal-Mart
61.	Independence Center Independence, MO	Fee	100.0	Cons	Acquired 1994	1,022,749		Dillard's, Sears, The Jones Store Co.
62.	Indian River Mall Vero Beach, FL	Fee	50.0	JV	Built 1996	748,157		Sears, JCPenney, Dillard's, Burdines
63.	Ingram Park Mall San Antonio, TX	Fee	100.0	Cons	Built 1979	1,129,992		Dillard's (4), Foley's, JCPenney, Sears, Beall's
64.	Irving Mall Irving, TX	Fee	100.0	Cons	Built 1971	1,124,413		Foley's, Dillard's, Mervyn's, Sears, Barnes & Noble, (6)
65.	Jefferson Valley Mall Yorktown Heights, NY	Fee	100.0	Cons	Built 1983	587,700		Macy's, Sears, H & M
66.	Knoxville Center Knoxville, TN	Fee	100.0	Cons	Built 1984	981,288		Dillard's, JCPenney, Proffitt's, Sears, The Rush
67.	La Plaza McAllen, TX	Fee and Ground Lease (10) (2040)	100.0	Cons	Built 1976	1,214,966		Dillard's, JCPenney, Foley's, Foley's Home Store, Sears, Beall's, Joe Brand-Lady Brand
68.	Lafayette Square Indianapolis, IN	Fee	100.0	Cons	Built 1968	1,215,198		JCPenney, LS Ayres, Sears, Lazarus, Burlington Coat Factory

	Name/Location	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)	Type (3)	Year Built or Acquired	Total GLA	Retail Anchors
69.	Laguna Hills Mall Laguna Hills, CA	Fee	100.0	Cons	Acquired 1997	867,114	Macy's, JCPenney, Sears
70.	Lake Square Mall Leesburg, FL	Fee	50.0	JV	Acquired 1998	560,975	JCPenney, Sears, Belk, Target
71.	Lakeline Mall N. Austin, TX	Fee	100.0	Cons	Built 1995	1,099,202	Dillard's, Foley's, Sears, JCPenney, Mervyn's
72.	Lenox Square Atlanta, GA	Fee	100.0	Cons	Acquired 1998	1,479,576	Neiman Marcus, Macy's, Rich's
73.	Liberty Tree Mall Newton, MA	Fee	49.1	JV	Acquired 1999	857,117	Marshall's, Sports Authority, Target, Best Buy, Staples, Bed, Bath & Beyond, (6)
74.	Lima Mall Lima, OH	Fee	100.0	Cons	Built 1965	746,613	Elder-Beerman, Sears, Lazarus, JCPenney
75.	Lincolnwood Town Center Lincolnwood, IL	Fee	100.0	Cons	Built 1990	422,106	JCPenney, Carson Pirie Scott, (6)
76.	Lindale Mall (8) Cedar Rapids, IA	Fee	50.0	JV	Acquired 1998	691,623	Von Maur, Sears, Younkers
77.	Livingston Mall Livingston, NJ	Fee	100.0	Cons	Acquired 1998	985,537	Macy's, Sears, Lord & Taylor
78.	Longview Mall Longview, TX	Fee	100.0	Cons	Built 1978	613,846	Dillard's (4), JCPenney, Sears, Service Merchandise, Beall's
79.	Machesney Park Mall (28) Rockford, IL	Fee	100.0	Cons	Built 1979	554,916	Seventh Avenue Direct, Bergners
80.	Mall at Rockingham Park Salem, NH	Fee	24.6	JV	Acquired 1999	1,020,581	Macy's, Filene's, JCPenney, Sears
81.	Mall of America Minneapolis, MN	Fee (14)	27.5	JV	Acquired 1999	2,778,608	Macy's, Bloomingdales, Nordstrom, Sears, Knott's Camp Snoopy
82.	Mall of Georgia Gwinnett County, GA	Fee	50.0	JV	Built 1999	1,785,432	Lord & Taylor, Rich's, Dillard's, Galyan's, Haverty's, JCPenney, Nordstrom, Bed, Bath & Beyond
83.	Mall of New Hampshire Manchester, NH	Fee	49.1	JV	Acquired 1999	806,469	Filene's, JCPenney, Sears, Best Buy
84.	Markland Mall Kokomo, IN	Ground Lease (2041)	100.0	Cons	Built 1968	393,102	Lazarus, Sears, Target
85.	McCain Mall N. Little Rock, AR	Ground Lease (15) (2032)	100.0	Cons	Built 1973	777,092	Sears, Dillard's, JCPenney, M.M. Cohn
86.	Melbourne Square Melbourne, FL	Fee	100.0	Cons	Built 1982	729,331	Belk, Dillard's (4), JCPenney, Burdines

87.	Memorial Mall Sheboygan, WI	Fee	100.0	Cons	Built 1969	348,601		Kohl's, Sears, Hobby Lobby (9)
88.	Menlo Park Mall Edison, NJ	Fee	100.0	Cons	Acquired 1997	1,297,201	(16)	Macy's (4), Nordstrom
89.	Mesa Mall (8) Grand Junction, CO	Fee	50.0	JV	Acquired 1998	856,175		Sears, Herberger's, JCPenney, Target, Mervyn's
90.	Metrocenter Phoenix, AZ	Fee	50.0	JV	Acquired 1998	1,366,738		Macy's, Dillard's, Robinsons-May, JCPenney, Sears, Vans Skate Park
91.	Miami International Mall (27) Miami, FL	Fee	60.0	Cons	Built 1982	972,947		Sears, Dillard's, JCPenney, Burdines (4)
92.	Midland Park Mall Midland, TX	Fee	100.0	Cons	Built 1980	619,202		Dillard's (4), JCPenney, Sears, Beall's
93.	Miller Hill Mall Duluth, MN	Ground Lease (2008)	100.0	Cons	Built 1973	807,810		JCPenney, Sears, Younkers, Barnes & Noble
94.	Mounds Mall Anderson, IN	Ground Lease (2033)	100.0	Cons	Built 1965	404,483		Elder-Beerman, JCPenney, Sears
95.	Muncie Mall Muncie, IN	Fee	100.0	Cons	Built 1970	657,451		JCPenney, L.S. Ayres, Sears, Elder Beerman
96.	Nanuet Mall Nanuet, NY	Fee	100.0	Cons	Acquired 1998	915,139		Macy's, Boscov, Sears
97.	North East Mall Hurst, TX	Fee	100.0	Cons	Built 1971	1,705,334		Saks Fifth Avenue, Nordstrom, Dillard's, JCPenney, Sears, Foley's, (6)
98.	North Towne Square Toledo, OH	Fee	100.0	Cons	Built 1980	748,122		(6)
99.	Northfield Square Bradley, IL	Fee (11)	31.6	JV	Built 1990	558,365		Sears, JCPenney, Carson Pirie Scott (4)
100.	Northgate Mall Seattle, WA	Fee	100.0	Cons	Acquired 1987	1,012,870		Nordstrom, JCPenney, Gottschalk, The Bon Marche
101.	Northlake Mall Atlanta, GA	Fee	100.0	Cons	Acquired 1998	961,977		Parisian, Macy's, Sears, JCPenney
102.	Northpark Mall Davenport, IA	Fee	50.0	JV	Acquired 1998	1,056,596		Von Maur, Younkers, Dillard's (9), JCPenney, Sears, Barnes & Noble
103.	Northshore Mall Peabody, MA	Fee	49.1	JV	Acquired 1999	1,684,590		Macy's, Filene's, JCPenney, Lord & Taylor, Sears
104.	Northwoods Mall Peoria, IL	Fee	100.0	Cons	Acquired 1983	695,395		Famous Barr, JCPenney, Sears
105.	Oak Court Mall Memphis, TN	Fee	100.0	Cons	Acquired 1997	853,333	(17)	Dillard's (4), Goldsmith's

106.	Ocean County Mall Toms River, NJ	Fee	100.0	Cons	Acquired 1998	872,116		Macy's, Boscov's, JCPenney, Sears
107.	Orange Park Mall Jacksonville, FL	Fee	100.0	Cons	Acquired 1994	928,831		Dillard's, JCPenney, Sears, Belk
108.	Orland Square Orland Park, IL	Fee	100.0	Cons	Acquired 1997	1,217,507		JCPenney, Marshall Field, Sears, Carson Pirie Scott
109.	Paddock Mall Ocala, FL	Fee	100.0	Cons	Built 1980	559,902		JCPenney, Sears, Belk, Burdines
110.	Palm Beach Mall West Palm Beach, FL	Fee	100.0	Cons	Built 1967	1,212,678		Dillard's, JCPenney, Sears, Burdines, Borders Books & Music, MARS, (6)
111.	Phipps Plaza Atlanta, GA	Fee	100.0	Cons	Acquired 1998	821,501		Lord & Taylor, Parisian, Saks Fifth Avenue
112.	Port Charlotte Town Center Port Charlotte, FL	Ground Lease (11) (2064)	80.0	Cons	Built 1989	780,562		Dillard's, JCPenney, Beall's (9), Sears, Burdines
113.	Prien Lake Mall Lake Charles, LA	Fee and Ground Lease (10) (2025)	100.0	Cons	Built 1972	812,022		Dillards, JCPenney, Foley's (9), Sears, The White House
114.	Raleigh Springs Mall Memphis, TN	Fee and Ground Lease (10) (2018)	100.0	Cons	Built 1979	917,789		Dillard's, Sears, JCPenney, Goldsmith's
115.	Randall Park Mall (28) (29) Cleveland, OH	Fee	100.0	Cons	Built 1976	1,563,546		Dillard's, Kaufmann's, Sears, Burlington Coat Factory, Ohio Furniture Mart.com, (6)
116.	Richardson Square Dallas, TX	Fee	100.0	Cons	Built 1977	745,515		Dillard's, Sears, Stein Mart, Target, Ross Dress for Less, Barnes & Noble, Super Target (9)
117.	Richmond Square Richmond, IN	Fee	100.0	Cons	Built 1966	391,217		Dillard's, JCPenney, Sears, Office Max
118.	Richmond Town Square Cleveland, OH	Fee	100.0	Cons	Built 1966	1,021,546		Sears, JCPenney, Kaufmann's, Barnes & Noble, Old Navy
119.	River Oaks Center Calumet City, IL	Fee	100.0	Cons	Acquired 1997	1,362,404	(18)	Sears, JCPenney, Carson Pirie Scott, Marshall Field's
120.	Rockaway Townsquare Rockaway, NJ	Fee	100.0	Cons	Acquired 1998	1,242,037		Macy's, Lord & Taylor, JCPenney, Sears
121.	Rolling Oaks Mall North San Antonio, TX	Fee	100.0	Cons	Built 1988	737,781		Sears, Dillard's, Foley's,
122.	Roosevelt Field Mall Garden City, NY	Ground Lease (10) (2090)	100.0	Cons	Acquired 1998	2,178,006		Macy's, Bloomingdale's, JCPenney, Nordstrom, (6)

123.	Ross Park Mall Pittsburgh, PA	Fee	100.0	Cons	Built 1986	1,276,177	Lazarus, JCPenney, Sears, Kaufmann's, Media Play, Designer Shoe Warehouse
124.	Rushmore Mall (8) Rapid City, SD	Fee	50.0	JV	Acquired 1998	835,224	JCPenney, Sears, Herberger's, Hobby Lobby, Target
125.	St. Charles Towne Center Waldorf, MD	Fee	100.0	Cons	Built 1990	1,044,196	Sears, JCPenney, Kohl's, Hecht's (7)
126.	Santa Rosa Plaza Santa Rosa, CA	Fee	100.0	Cons	Acquired 1998	696,411	Macy's, Mervyn's, Sears
127.	Seminole Towne Center Sanford, FL	Fee	45.0	JV	Built 1995	1,153,559	Dillard's, JCPenney, Parisian, Sears, Burdines
128.	Shops at Mission Viejo Mall, The Mission Viejo, CA	Fee	100.0	Cons	Built 1979	1,145,489	Macy's, Saks Fifth Avenue, Robinsons – May, Nordstrom
129.	Smith Haven Mall Lake Grove, NY	Fee	25.0	JV	Acquired 1995	1,363,904	Macy's, Sears, JCPenney, H & M, (6)
130.	Solomon Pond Mall Marlborough, MA	Fee	49.1	JV	Acquired 1999	880,786	Filene's, Sears, JCPenney, Linens-N-Things
131.	Source, The Long Island, NY	Fee	25.0	JV	Built 1997	728,763	Off 5th-Saks Fifth Avenue, Fortunoff, Nordstrom Rack, Old Navy, Circuit City, Virgin Megastore
132.	South Hills Village Pittsburgh, PA	Fee	100.0	Cons	Acquired 1997	1,113,247	Sears, Kaufmann's, Lazarus
133.	South Park Mall Shreveport, LA	Fee	100.0	Cons	Built 1975	857,775	Burlington Coat Factory, Stage, Wholesale America, (6)
134.	South Shore Plaza Braintree, MA	Fee	100.0	Cons	Acquired 1998	1,443,696	Macy's, Filene's, Lord & Taylor, Sears
135.	Southern Hills Mall (8) Sioux City, IA	Fee	50.0	JV	Acquired 1998	750,418	Younkers, Sears, Target
136.	Southern Park Mall Youngstown, OH	Fee	100.0	Cons	Built 1970	1,198,862	Dillard's, JCPenney, Sears, Kaufmann's
137.	Southgate Mall Yuma, AZ	Fee	100.0	Cons	Acquired 1988	321,564	Sears, Dillard's, JCPenney, Hastings
138.	SouthPark Mall Moline, IL	Fee	50.0	JV	Acquired 1998	1,032,672	JCPenney, Dillard's (9), Younkers, Sears, Von Maur
139.	SouthRidge Mall (8) Des Moines, IA	Fee	50.0	JV	Acquired 1998	1,008,088	Sears, Younkers, JCPenney, Target, (6)
140.	Square One Mall Saugus, MA	Fee	49.1	JV	Acquired 1999	850,487	Filene's, Sears, Service Merchandise, TJMaxx & More

141.	Summit Mall Akron, OH	Fee	100.0	Cons	Built 1965	762,876	Dillard's (4), Kaufmann's
142.	Sunland Park Mall El Paso, TX	Fee	100.0	Cons	Built 1988	919,543	JCPenney, Mervyn's, Sears, Dillard's (4)
143.	Tacoma Mall Tacoma, WA	Fee	100.0	Cons	Acquired 1987	1,263,690	Nordstrom, Sears, JCPenney, The Bon Marche, Mervyn's
144.	Tippecanoe Mall Lafayette, IN	Fee	100.0	Cons	Built 1973	861,364	Lazarus, Sears, L.S. Ayres, JCPenney, Kohl's
145.	Town Center at Boca Raton Boca Raton, FL	Fee	100.0	Cons	Acquired 1998	1,554,606	Lord & Taylor, Saks Fifth Avenue, Bloomingdale's, Sears, Burdines, Nordstrom
146.	Town Center at Cobb Atlanta, GA	Fee	50.0	JV	Acquired 1998	1,272,847	Macy's, Parisian, Sears, JCPenney, Rich's
147.	Towne East Square Wichita, KS	Fee	100.0	Cons	Built 1975	1,092,070	Dillard's, JCPenney, Sears, Von Maur (9), Steinmart
148.	Towne West Square Wichita, KS	Fee	100.0	Cons	Built 1980	966,057	Dillard's (4), Sears, JCPenney, (6)
149.	Treasure Coast Square Jenson Beach, FL	Fee	100.0	Cons	Built 1987	872,277	Dillard's (4), Sears, Borders JCPenney, Burdines
150.	Tyrone Square St. Petersburg, FL	Fee	100.0	Cons	Built 1972	1,128,815	Dillard's, JCPenney, Sears, Borders, Burdines
151.	University Mall Little Rock, AR	Ground Lease (2026)	100.0	Cons	Built 1967	565,306	JCPenney, M.M. Cohn, Sears (9)
152.	University Mall Pensacola, FL	Fee	100.0	Cons	Acquired 1994	707,203	JCPenney, Sears, McRae's
153.	University Park Mall South Bend, IN	Fee	60.0	Cons	Built 1979	941,112	LS Ayres, JCPenney, Sears, Marshall Fields
154.	Upper Valley Mall Springfield, OH	Fee	100.0	Cons	Built 1971	750,486	Lazarus, JCPenney, Sears, Elder-Beerman
155.	Valle Vista Mall Harlingen, TX	Fee	100.0	Cons	Built 1983	656,654	Dillard's, Mervyn's, Sears, JCPenney, Marshalls, Beall's
156.	Valley Mall Harrisonburg, VA	Fee	50.0	JV	Acquired 1998	511,889	JCPenney, Belk, Wal-Mart, Peebles
157.	Virginia Center Commons Richmond, VA	Fee	100.0	Cons	Built 1991	786,639	Dillard's (4), Hecht's, JCPenney, Sears
158.	Walt Whitman Mall Huntington Station, NY	Ground Rent (2012)	98.4	Cons	Acquired 1998	1,027,872	Macy's, Lord & Taylor, Bloomingdale's, Saks Fifth Avenue
159.	Washington Square Indianapolis, IN	Fee	100.0	Cons	Built 1974	1,121,521	L.S. Ayres, Lazarus, Target, Sears, (6)
160.	West Ridge Mall Topeka, KS (19)	Fee	100.0	Cons	Built 1988	1,040,623	Dillard's, JCPenney, The Jones Store, Sears, (6)

161.	West Town Mall (27) Knoxville, TN	Ground Lease (2042)	50.0	JV	Acquired 1991	1,334,029	Parisian, Dillard's, JCPenney, Proffitt's, Sears
162.	Westchester, The White Plains, NY	Fee	40.0	JV	Acquired 1997	826,540	Neiman Marcus, Nordstrom
163.	Westminster Mall Westminster, CA	Fee	100.0	Cons	Acquired 1998	1,042,803	Sears, JCPenney, Robinsons-May, Macy's (9)
164.	White Oaks Mall Springfield, IL	Fee	77.0	Cons	Built 1977	951,381	Famous Barr, Sears, Bergner's, (6)
165.	Windsor Park Mall (28) (29) San Antonio, TX	Fee	100.0	Cons	Built 1976	1,075,968	Ward, JCPenney, Mervyn's, (6)
166.	Woodville Mall (28) Toledo, OH	Fee	100.0	Cons	Built 1969	772,744	Sears, Elder-Beerman, Andersons, (6)

VALUE-ORIENTED REGIONAL MALLS
1.	Arizona Mills (8) Tempe, AZ	Fee	26.3	JV	Built 1997	1,227,442
							Off 5th-Saks Fifth Avenue Outlet, JCPenney Outlet, Burlington Coat Factory, Oshman's Super Sport, Rainforest Café, GameWorks, Hi-Health, Linens "N Things, Ross Dress for Less, Group USA, Marshalls, Last Call, Off Rodeo, Virgin Megastore
2.	Arundel Mills (8) Anne Arundel, MD	Fee	37.5	JV	Built 2000	1,189,072	Sun & Ski Sports, Bass Pro Outdoor World, Muvico, For Your Entertainment, Jillian's, Bed, Bath & Beyond
3.	Concord Mills (8) Concord, NC	Fee	37.5	JV	Built 1999	1,247,394	Saks Fifth Avenue, Alabama Grill, Bass Pro, Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, Group USA, Jillian's, T.J. Maxx, F.Y.E., Jeepers
4.	Grapevine Mills (8) Grapevine (Dallas/Ft. Worth), TX	Fee	37.5	JV	Built 1997	1,368,676	Off 5th-Saks Fifth Avenue Outlet, JCPenney Outlet, Books-A-Million, Burlington Coat Factory, Rainforest Café, Group USA, Bed, Bath & Beyond, Polar Ice, GameWorks

	Name/Location	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)	Type (3)	Year Built or Acquired	Total GLA		Retail Anchors
5.	Ontario Mills (8) Ontario, CA	Fee	25.0	JV	Built 1996	1,571,661		Off 5th-Saks Fifth Avenue Outlet, JCPenney Outlet, Burlington Coat Factory, Marshall's, Sports Authority, Dave & Busters, Group USA, T.J. Maxx, Foozles, Totally for Kids, Bed, Bath & Beyond, Off Rodeo, Mikasa, Virgin Megastore, GameWorks

SPECIALTY RETAIL CENTERS
1.	Atrium Mall Chestnut Hill, MA	Fee	49.1	JV	Acquired 1999	208,841		Border Books & Music, Cheesecake Factory, Tiffany
2.	Orlando Premium Outlets (8) Orlando, FL	Fee	50.0	JV	Built 2000	427,765		–
3.	The Forum Shops at Caesars Las Vegas, NV	Ground Lease (2050)	(20)	Cons	Built 1992	482,416		–
4.	The Shops at Sunset Place Miami, FL	Fee	37.5	JV	Built 1999	503,802		Niketown, Barnes & Noble, Gameworks, Virgin Megastore, Z Gallerie
5.	Trolley Square Salt Lake City, UT	Fee	90.0	Cons	Acquired 1986	220,297		–

OFFICE AND MIXED-USE PROPERTIES
1.	Fashion Centre at Pentagon City, The Arlington, VA	Fee	42.5	JV	Built 1989	991,433	(21)	Macy's, Nordstrom
2.	New Orleans Centre/ CNG Tower New Orleans, LA	Fee and Ground Lease (2084)	100.0	Cons	Built 1988	1,030,094	(22)	Macy's, Lord & Taylor
3.	O'Hare International Center Rosemont, IL	Fee	100.0	Cons	Built 1988	512,318	(23)	–
4.	Riverway Rosemont, IL	Fee	100.0	Cons	Acquired 1991	817,359	(24)	–

COMMUNITY SHOPPING CENTERS
1.	Arboretum, The Austin, TX	Fee	100.0	Cons	Acquired 1998	211,962		Barnes & Noble

2.	Bloomingdale Court Bloomingdale, IL	Fee	100.0	Cons	Built 1987	598,713	Best Buy, T.J. Maxx N More, Frank's Nursery, Office Max, Old Navy, Dress Barn, Linens-N-Things, Wal-Mart, (6)
3.	Boardman Plaza Youngstown, OH	Fee	100.0	Cons	Built 1951	641,025	Burlington Coat Factory, Giant Eagle, Michael's, Linens-N-Things, T.J. Maxx, Steinmart, Sav-A-Lot, (6)
4.	Bridgeview Court Bridgeview, IL	Fee	100.0	Cons	Built 1988	273,678	(6)
5.	Brightwood Plaza Indianapolis, IN	Fee	100.0	Cons	Built 1965	38,493	Preston Safeway
6.	Celina Plaza El Paso, TX	Fee and Ground Lease (25) (2027)	100.0	Cons	Built 1978	32,622
7.	Charles Towne Square Charleston, SC	Fee	100.0	Cons	Built 1976	199,693	Regal Cinema
8.	Chesapeake Center Chesapeake, VA	Fee	100.0	Cons	Built 1989	299,604	Phar Mor, K-Mart
9.	Cobblestone Court Victor, NY	Fee and Ground Lease (12) (2038)	35.0	JV	Built 1993	265,493	Dick's Sporting Goods, Kmart, Office Max
10.	Countryside Plaza Countryside, IL	Fee and Ground Lease (12) (2058)	100.0	Cons	Built 1977	435,608	Best Buy, Old Country Buffet, Kmart, Burlington Coat, (6)
11.	Crystal Court Crystal Lake, IL	Fee	35.0	JV	Built 1989	278,971	Cub Foods, Wal-Mart
12.	Eastgate Consumer Mall (28) Indianapolis, IN	Fee	100.0	Cons	Acquired 1981	463,650	Burlington Coat Factory
13.	Eastland Convenience Center Evansville, IN	Ground Lease (2075)	50.0	JV	Acquired 1998	173,069	Marshalls, Kids "R" Us, Toys "R" Us, Bed Bath & Beyond
14.	Eastland Plaza Tulsa, OK	Fee	100.0	Cons	Built 1986	188,229	Marshalls, Target, Toys "R" Us
15.	Empire East (8) Sioux Falls, SD	Fee	50.0	JV	Acquired 1998	271,351	Kohl's, Target, (6)
16.	Fairfax Court Fairfax, VA	Fee	26.3	JV	Built 1992	258,738	Burlington Coat Factory, Circuit City Superstore, Today's Man
17.	Forest Plaza Rockford, IL	Fee	100.0	Cons	Built 1985	431,001	Kohl's, Marshalls, Media Play, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed, Bath & Beyond, Petco

18.	Fox River Plaza (28) Elgin, IL	Fee	100.0	Cons	Built 1985	322,997	Big Lots, (6), (26)
19.	Gaitway Plaza Ocala, FL	Fee	23.3	JV	Built 1989	229,972	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed, Bath & Beyond
20.	Glen Burnie Mall (28) Glen Burnie, MD	Fee	100.0	Cons	Built 1963	455,291	Toys "R" Us, Best Buy, Dick's Clothing & Sporting Goods
21.	Great Lakes Plaza Cleveland, OH	Fee	100.0	Cons	Built 1976	164,104	Circuit City, Best Buy, Michael's, Cost Plus World Market
22.	Great Northeast Plaza Philadelphia, PA	Fee	50.0	JV	Acquired 1989	298,242	Sears, Phar Mor
23.	Greenwood Plus Greenwood, IN	Fee	100.0	Cons	Built 1979	173,481	Best Buy, Kohl's
24.	Griffith Park Plaza Griffith, IN	Ground Lease (2060)	100.0	Cons	Built 1979	274,230	(6)
25.	Grove at Lakeland Square, The Lakeland, FL	Fee	100.0	Cons	Built 1988	215,591	Sports Authority
26.	Highland Lakes Center Orlando, FL	Fee	100.0	Cons	Built 1991	478,014	Marshalls, Bed, Bath & Beyond, Foods Festival, Ross Dress for Less, Office Max, (6)
27.	Indian River Commons Vero Beach, FL	Fee	50.0	JV	Built 1997	264,681	Lowe's, Ross Dress for Less, Bed, Bath & Beyond, (6)
28.	Ingram Plaza San Antonio, TX	Fee	100.0	Cons	Built 1980	111,518
29.	Keystone Shoppes Indianapolis, IN	Ground Lease (2067)	100.0	Cons	Acquired 1997	29,140	–
30.	Knoxville Commons Knoxville, TN	Fee	100.0	Cons	Built 1987	180,463	Office Max, Circuit City
31.	Lake Plaza Waukegan, IL	Fee	100.0	Cons	Built 1986	215,498	Pic "N Save, Home Owners Buyer's Outlet, (6)
32.	Lake View Plaza Orland Park, IL	Fee	100.0	Cons	Built 1986	381,907	Best Buy (4), Marshalls, Ulta Cosmetics, Factory Card Outlet, Golf Galaxy, Linens-N-Things (4), Pet Care Plus, (6)

33.	Lakeline Plaza Austin, TX	Fee	100.0		Cons	Built 1998	344,693	Old Navy, Best Buy, Cost Plus World Market, Linens- N-Things, Office Max, Petsmart, Ross Dress for Less, T.J. Maxx, Party City, Ulta Cosmetics
34.	Lima Center Lima, OH	Fee	100.0		Cons	Built 1978	201,154	Kohl's, Hobby Lobby
35.	Lincoln Crossing O'Fallon, IL	Fee	100.0		Cons	Built 1990	161,337	Wal-Mart, PetsMart
36.	Mainland Crossing Galveston, TX	Fee	(11	) 80.0	Cons	Built 1991	390,987	Hobby Lobby, Sam's Club, Wal-Mart
37.	Mall of Georgia Crossing Gwinnett County, GA	Fee	50.0		JV	Built 1999	440,612	Target, Nordstrom Rack, Best Buy, Staples, T.J. Maxx N More
38.	Markland Plaza Kokomo, IN	Fee	100.0		Cons	Built 1974	66,166	Best Buy, (6)
39.	Martinsville Plaza Martinsville, VA	Space Lease (2036)	100.0		Cons	Built 1967	102,105	Rose's
40.	Matteson Plaza Matteson, IL	Fee	100.0		Cons	Built 1988	275,455	Dominick's, Michael's Arts & Crafts, Value City
41.	Memorial Plaza Sheboygan, WI	Fee	100.0		Cons	Built 1966	131,499	Office Max, Big Lots
42.	Mounds Mall Cinema Anderson, IN	Fee	100.0		Cons	Built 1974	7,500	–
43.	Muncie Plaza Muncie, IN	Fee	100.0		Cons	Built 1998	172,651	Kohl's, Office Max, Shoe Carnival, T.J. Maxx, Target
44.	New Castle Plaza New Castle, IN	Fee	100.0		Cons	Built 1966	91,648	Goody's
45.	North Ridge Plaza Joliet, IL	Fee	100.0		Cons	Built 1985	305,070	Best Buy, Minnesota Fabrics, Hobby Lobby, Office Max, Cub Foods
46.	North Riverside Park Plaza North Riverside, IL	Fee	100.0		Cons	Built 1977	119,608	Dominick's
47.	Northland Plaza Columbus, OH	Fee and Ground Lease (10) (2085)	100.0		Cons	Built 1988	209,534	Marshalls, Hobby Lobby, (6)
48.	Northwood Plaza Fort Wayne, IN	Fee	100.0		Cons	Built 1974	204,372	Target, Cinema Grill, (6)
49.	Park Plaza Hopkinsville, KY	Fee and Ground Lease (10) (2039)	100.0		Cons	Built 1968	115,024	Wal-Mart, (6)

50.	Plaza at Buckland Hills, The Manchester, CT	Fee	35.0	JV	Built 1993	334,487	Toys "R" Us, Jo-Ann Etc., Kids "R" Us, Comp USA, Linens-N-Things, Party City, The Floor Store
51.	Regency Plaza St. Charles, MO	Fee	100.0	Cons	Built 1988	287,526	Wal-Mart, Sam's Wholesale, Pets Mart
52.	Ridgewood Court Jackson, MS	Fee	35.0	JV	Built 1993	240,662	T.J. Maxx, Bed, Bath & Beyond, Best Buy, Marshall's, Lifeway Christian Stores
53.	Rockaway Convenience Center Rockaway, NJ	Fee	100.0	Cons	Acquired 1998	135,426	Kids "R" Us, AMCE Grocery
54.	Royal Eagle Plaza Coral Springs, FL	Fee	35.0	JV	Built 1989	198,986	Kmart, Stein Mart
55.	Shops at Northeast Mall, The Hurst, TX	Fee	100.0	Cons	Built 1999	364,534	Old Navy, Nordstrom Rack, Bed, Bath & Beyond, Office Max, Michael's, Petsmart, T.J. Maxx, Ultra Cosmetics, Best Buy, Zany Brainy
56.	St. Charles Towne Plaza Waldorf, MD	Fee	100.0	Cons	Built 1987	404,952	Value City Furniture, T.J. Maxx, Ames, Jo Ann Fabrics, CVS, Shoppers Food Warehouse, (6)
57.	Teal Plaza Lafayette, IN	Fee	100.0	Cons	Built 1962	101,087	Circuit City, Hobby-Lobby, The Pep Boys
58.	Terrace at The Florida Mall Orlando, FL	Fee	100.0	Cons	Built 1989	329,362	Marshalls, Target
59.	Tippecanoe Plaza Lafayette, IN	Fee	100.0	Cons	Built 1974	94,598	Best Buy, Barnes & Noble
60.	University Center South Bend, IN	Fee	60.0	Cons	Built 1980	150,548	Best Buy, Michaels
61.	Village Park Plaza Westfield, IN	Fee	35.0	JV	Built 1990	528,154	Wal-Mart, Galyan's, Frank's Nursery, Kohl's, Marsh, (6)
62.	Wabash Village West Lafayette, IN	Ground Lease (2063)	100.0	Cons	Built 1970	124,536	Kmart
63.	Washington Plaza Indianapolis, IN	Fee	100.0	Cons	Built 1976	50,107	Kids "R" Us
64.	Waterford Lakes Town Center Orlando, FL	Fee	100.0	Cons	Built 1999	818,136	Super Target, T.J. Maxx, Barnes & Noble, Ross Dress for Less, Petsmart, Bed, Bath & Beyond, Old Navy, Best Buy, Office Max
65.	West Ridge Plaza Topeka, KS	Fee	100.0	Cons	Built 1988	237,858	Target, T.J. Maxx, Toys "R" Us, (6)

66.	West Town Corners Altamonte Springs, FL	Fee	23.3	JV	Built 1989	385,026	Wal-Mart, Sports Authority, PetsMart, Winn Dixie
67.	Westland Park Plaza Orange Park, FL	Fee	23.3	JV	Built 1989	163,154	Burlington Coat Factory, PetsMart, Sports Authority, Sound Advice
68.	White Oaks Plaza Springfield, IL	Fee	100.0	Cons	Built 1986	400,303	Kohl's, Kids "R" Us, Office Max, T.J. Maxx, Toys "R" Us, Cub Foods
69.	Wichita Mall Wichita, KS	Ground Lease (2022)	100.0	Cons	Built 1969	370,181	(6)
70.	Willow Knolls Court Peoria, IL	Fee	35.0	JV	Built 1990	382,377	Kohl's, Phar-Mor, Sam's Wholesale Club
71.	Wood Plaza (28) Fort Dodge, IA	Ground Lease (2045)	100.0	Cons	Built 1968	96,195
72.	Yards Plaza, The Chicago, IL	Fee	35.0	JV	Built 1990	272,452	Burlington Coat Factory, Value City, Ralphs Food for Less

PROPERTIES UNDER CONSTRUCTION
None.
(Footnotes on following page)

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
(3)
Properties that are noted as "Cons" are consolidated in accordance with our accounting policy and these properties are reported in our combined consolidated balance sheets and results of operations. Properties that are noted as "JV" are joint venture properties accounted for under the equity method of accounting in accordance with our accounting policy. These joint venture properties' results are reported in Note 7 in the Notes to Financial Statements in the 2001 Annual Report to Shareholders, filed as Exhibit 13.1 to this Form 10-K.
(4)
This retailer operates two stores at this Property.
(5)
Primarily retail space with approximately 105,800 square feet of office space.
(6)
Includes anchor space currently vacant.
(7)
This retailer will operate two stores at this Property. One of these stores is currently under construction or in predevelopment.
(8)
This Property is managed by a third party.
(9)
Indicates anchor is currently under construction or in predevelopment.
(10)
Indicates ground lease covers less than 15% of the acreage of this Property.
(11)
The SPG Operating Partnership receives substantially all of the economic benefit of these Properties.
(12)
Indicates ground lease(s) cover(s) less than 50% of the acreage of the Property.
(13)
Primarily retail space with approximately 119,900 square feet of office space.
(14)
The SPG Operating Partnership is entitled to 50% of the economic benefits of this Property.
(15)
Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.
(16)
Primarily retail space with approximately 46,000 square feet of office space.
(17)
Primarily retail space with approximately 130,000 square feet of office space.
(18)
Primarily retail space with approximately 101,000 square feet of office space.
(19)
Includes outlots in which the SPG Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the Property.
(20)
The SPG Operating Partnership owns 60% of the original phase of this Property and 55% of phase II.
(21)
Primarily retail space with approximately 169,100 square feet of office space.
(22)
Primarily retail space with approximately 488,000 square feet of office space.
(23)
Primarily office space with approximately 12,800 square feet of retail space.
(24)
Primarily office space with approximately 24,300 square feet of retail space.
(25)
Indicates ground lease covers outparcel only.
(26)
Indicates anchor has closed, but the SPG Operating Partnership still collects rents and/or fees under an agreement.
(27)
We expect to acquire the remaining ownership interests in these properties in connection with the expected closing of the Rodamco North America, N.V. acquisition in 2002.
(28)
These properties are classified as assets held for sale. See Note 4 in the Notes to Financial Statements in the 2001 Annual Report to Shareholders, filed as Exhibit 13.1 to this Form 10-K.
(29)
We are currently in negotiations with the properties' lenders to dispose of these properties in 2002.

    Land Held for Development

              We have direct or indirect ownership interests in eleven parcels of land held for future development, containing an aggregate of approximately 772 acres located in eight states. In addition, we have an indirect interest in one parcel of land totaling 109 acres through M.S. Management Associates, Inc., which was previously held for development, but is now being marketed for sale.

    Joint Ventures

              At certain of the Properties held as joint ventures, we and our partners each have rights of first refusal, subject to certain conditions, to acquire additional ownership in the Property should the other partner decide to sell its ownership interest. In addition, certain of the Properties held as joint ventures contain "buy-sell" provisions, which gives the partners the right to trigger a purchase or sale of ownership interest amongst the partners.

    Mortgage Financing on Properties

              The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. Substantially all of the mortgage and property related debt is nonrecourse. In addition, certain limited partner Unitholders have guaranteed a portion of the property related debt in the aggregate amount of $559.3 million.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
(Dollars in thousands)

Property Name		Interest Rate		Face Amount at 12/31/2001	Annual Debt Service		Maturity Date
Combined Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall – 1	(1)	6.57%		19,000	1,248	(2)	3/15/2003	(4)
Anderson Mall – 2	(1)	7.01%		8,500	596	(2)	3/15/2003	(4)
Arboretum		3.37%	(3)	34,000	1,147	(2)	11/30/2003	(4)
Arsenal Mall – 1		6.75%		33,849	2,724		9/28/2008
Arsenal Mall – 2		8.20%		2,051	286		5/15/2016
Battlefield Mall – 1		7.50%		45,040	4,765		1/1/2004
Battlefield Mall – 2		6.81%		43,513	3,524		1/1/2004
Biltmore Square		7.95%		26,000	2,067	(2)	12/11/2010
Bloomingdale Court	(5)	7.78%		29,333	2,578		10/1/2009
Bowie Mall – 1		3.37%	(3)	1,294	44	(2)	12/14/2002
Bowie Mall – 2		3.37%	(3)	46,317	1,563	(2)	12/14/2005	(4)
Brunswick Square		3.37%	(3)	45,000	1,518	(2)	6/12/2005	(4)
Century III Mall		6.78%		66,000	4,475	(2)	7/1/2003
Chesapeake Center		8.44%		6,563	554	(2)	5/15/2015
Chesapeake Square		4.62%	(16)	47,000	2,173	(2)	7/1/2006	(4)
Cielo Vista Mall – 1	(6)	9.38%		52,930	5,828		5/1/2007
Cielo Vista Mall – 2		8.13%		1,250	376		11/1/2005
Cielo Vista Mall – 3	(6)	6.76%		37,665	3,039		5/1/2007
CMBS Loan – Fixed Component	(7)	7.31%		175,000	12,790	(2)	12/15/2004
CMBS Loan – Variable Component	(7)	6.20%	(8)	50,000	3,100	(2)	12/15/2004
College Mall – 1	(9)	7.00%		39,465	3,908		1/1/2009
College Mall – 2	(9)	6.76%		11,602	935		1/1/2009
Crystal River		7.63%		16,158	1,385		11/11/2010
Eastland Mall (OK)	(12)	6.81%		14,759	1,375		3/15/2003	(4)
Eastland Mall – 2		6.57%		5,911	541		3/15/2003	(4)
Forest Mall – 1	(12)	6.57%		12,589	1,152		3/15/2003	(4)
Forest Mall – 2	(12)	6.81%		2,706	252		3/15/2003	(4)
Forest Mall – 3		6.57%		2,191	200		3/15/2003	(4)
Forest Plaza	(5)	7.78%		16,088	1,414		10/1/2009
Forest Village Park Mall – 1	(1)	6.57%		20,600	1,353	(2)	3/15/2003	(4)
Forest Village Park Mall – 2	(1)	7.01%		1,250	88	(2)	3/15/2003	(4)
Forum Phase I – Class A-1		7.13%		46,996	3,348	(2)	5/15/2004
Forum Phase I – Class A-2		6.19%	(13)	44,386	2,747	(2)	5/15/2004
Forum Phase II – Class A-1		7.13%		43,004	3,064	(2)	5/15/2004
Forum Phase II – Class A-2		6.19%	(13)	40,614	2,514	(2)	5/15/2004
Greenwood Park Mall – 1	(9)	7.00%		33,053	3,273		1/1/2009
Greenwood Park Mall – 2	(9)	6.76%		59,946	4,831		1/1/2009
Grove at Lakeland Square, The		8.44%		3,750	317	(2)	5/15/2015
Gulf View Square		8.25%		35,777	3,652		10/1/2006
Highland Lakes Center		3.37%	(3)	12,877	434	(2)	3/1/2002
Hutchinson Mall – 1	(12)	8.44%		11,062	1,108		11/1/2002
Hutchinson Mall – 2	(12)	6.81%		4,428	413		9/15/2002
Ingram Park Mall	(41)	6.99%		84,065	6,724		8/11/2011
Jefferson Valley Mall		3.12%	(14)	60,000	1,874	(2)	1/11/2004	(4)
Keystone at the Crossing		7.85%		62,163	5,642		7/1/2027
Knoxville Center	(41)	6.99%		63,659	5,092		8/11/2011
Lake View Plaza	(5)	7.78%		21,386	1,880		10/1/2009

Lakeline Mall		7.65%		70,503	6,300		5/1/2007
Lakeline Plaza	(5)	7.78%		23,447	2,061		10/1/2009
Lincoln Crossing	(5)	7.78%		3,239	285		10/1/2009
Longview Mall – 1	(1)	6.57%		22,100	1,452	(2)	3/15/2003	(4)
Longview Mall – 2	(1)	7.01%		5,500	386	(2)	3/15/2003	(4)
Mainland Crossing		3.37%	(3)	1,603	54	(2)	3/31/2002
Markland Mall	(12)	6.57%		9,835	900		3/15/2003	(4)
Matteson Plaza	(5)	7.78%		9,418	828		10/1/2009
McCain Mall – 1	(6)	9.38%		24,715	2,721		5/1/2007
McCain Mall – 2	(6)	6.76%		17,385	1,402		5/1/2007
Melbourne Square		7.42%		37,816	3,374		2/1/2005
Miami International Mall		6.91%		44,669	3,758		12/21/2003
Midland Park Mall – 1	(12)	6.57%		22,129	2,024		3/15/2003	(4)
Midland Park Mall – 2	(12)	6.81%		5,412	504		3/15/2003	(4)
Midland Park Mall – 3		6.57%		11,267	1,031		3/15/2003	(4)
Muncie Plaza	(5)	7.78%		8,142	716		10/1/2009
Net Lease (Chattanooga)		6.80%		133	274		5/31/2002
North East Mall		3.25%	(15)	149,007	4,841	(2)	5/21/2004	(4)
North Riverside Park Plaza – 1		9.38%		3,711	452		9/1/2002
North Riverside Park Plaza – 2		10.00%		3,330	420		9/1/2002
North Towne Square	(12)	6.57%		23,113	2,114		3/15/2003	(4)
Northlake Mall	(41)	6.99%		73,438	1,958		8/11/2011
Paddock Mall		8.25%		28,455	2,905		10/1/2006
Palm Beach Mall		7.50%		47,058	4,803		12/15/2002
Port Charlotte Town Center		7.98%		53,250	4,249	(2)	12/11/2010
Raleigh Springs Mall		3.52%	(20)	11,000	388	(2)	2/23/2003
Randall Park Mall – 1	(47)	8.35%	(24)	35,000	2,923	(2)	12/11/2001	(4)
Randall Park Mall – 2	(47)	6.87%	(26)	5,000	344	(2)	12/11/2001	(4)
Regency Plaza	(5)	7.78%		4,414	388		10/1/2009
Richmond Towne Square		2.87%	(11)	58,646	1,685	(2)	7/15/2003	(4)
Riverway		3.02%	(27)	110,000	3,326	(2)	10/1/2006	(4)
Shops @ Mission Viejo		2.92%	(17)	148,073	4,329	(2)	8/31/2003	(4)
South Park Mall – 1	(1)	7.25%		18,857	1,712		6/15/2003
South Park Mall – 2	(1)	7.25%		4,715	429		6/15/2003
South Park Mall – 3	(1)	7.01%		2,000	140	(2)	9/15/2002
St. Charles Towne Plaza	(5)	7.78%		28,254	2,483		10/1/2009
Sunland Park Mall	(18)	8.63%		38,258	3,773		1/1/2026
Tacoma Mall		7.00%		134,778	10,770		9/28/2011
Terrace at Florida Mall, The		8.44%		4,688	396	(2)	5/15/2015
Tippecanoe Mall – 1		8.45%		43,740	4,647		1/1/2005
Tippecanoe Mall – 2		6.81%		15,474	1,253		1/1/2005
Towne East Square – 1	(9)	7.00%		52,176	5,167		1/1/2009
Towne East Square – 2	(9)	6.81%		24,178	1,958		1/1/2009
Towne West Square	(41)	6.99%		55,028	4,402		8/11/2011
Treasure Coast Square – 1		7.42%		50,657	4,714		1/1/2006
Treasure Coast Square – 2		8.06%		11,784	1,063		1/1/2006
Trolley Square		9.03%		29,522	2,880		8/1/2010
University Park Mall		7.43%		59,500	4,421	(2)	10/1/2007
Valle Vista Mall – 1	(6)	9.38%		32,734	3,604		5/1/2007
Valle Vista Mall – 2	(6)	6.81%		7,729	626		5/1/2007
Waterford Lakes		3.27%	(19)	66,689	2,183	(2)	8/16/2002
West Ridge Plaza	(5)	7.78%		5,690	500		10/1/2009
White Oaks Mall		3.37%	(3)	16,500	557	(2)	3/1/2002
White Oaks Plaza	(5)	7.78%		17,365	1,526		10/1/2009

Windsor Park Mall – 1	(47)	8.00%		3,598		288		3/1/2001
Windsor Park Mall – 2	(47)	8.00%		8,581		686		5/1/2012

Total Combined Consolidated Secured Indebtedness				$3,344,093
Unsecured Indebtedness:
Simon Property Group, LP:
Medium Term Notes – 1		7.13%		100,000		7,125	(21)	6/24/2005
Medium Term Notes – 2		7.13%		180,000		12,825	(21)	9/20/2007
Putable Asset Trust Securities		6.75%	(49)	100,000		6,750	(21)	11/15/2003
Simon ERE Facility – Swap component		7.75%	(34)	28,200		2,186	(2)	7/31/2004	(4)
Simon ERE Facility – Variable component		3.93%	(35)	22,002		865	(2)	7/31/2004	(4)
SPG, L.P. Unsecured Term Loan – 1		2.67%	(22)	150,000		4,011	(2)	2/28/2002
SPG, L.P. Unsecured Term Loan – 2		2.87%	(11)	22,929		659	(2)	3/30/2002
Unsecured Notes – 1		6.88%		250,000		17,188	(21)	11/15/2006
Unsecured Notes – 2A		6.75%		100,000		6,750	(21)	7/15/2004
Unsecured Notes – 2B		7.00%		150,000		10,500	(21)	7/15/2009
Unsecured Notes – 3		6.88%		150,000		10,313	(21)	10/27/2005
Unsecured Notes – 4A		6.63%		375,000		24,844	(21)	6/15/2003
Unsecured Notes – 4B		6.75%		300,000		20,250	(21)	6/15/2005
Unsecured Notes – 4C		7.38%		200,000		14,750	(21)	6/15/2018
Unsecured Notes – 5A		6.75%		300,000		20,250	(21)	2/9/2004
Unsecured Notes – 5B		7.13%		300,000		21,375	(21)	2/9/2009
Unsecured Notes – 6A		7.38%		300,000		22,125	(21)	1/20/2006
Unsecured Notes – 6B		7.75%		200,000		15,500	(21)	1/20/2011
Unsecured Notes – 7		6.38%		750,000		47,813	(21)	11/15/2007
SPG, L.P. Unsecured Term Loan – 3		2.67%	(22)	65,000		1,738	(21)	3/15/2004	(4)
Unsecured Revolving Credit Facility		2.52%	(23)	188,000		4,745	(2)	8/25/2003	(4)
Mandatory Par Put Remarketed Securities		7.00%	(25)	200,000		14,000	(21)	6/15/2008

				4,431,131
Shopping Center Associates:
Unsecured Notes – SCA 1		6.75%		150,000		10,125	(21)	1/15/2004
Unsecured Notes – SCA 2		7.63%		110,000		8,388	(21)	5/15/2005

				260,000
The Retail Property Trust:
Unsecured Notes – CPI 1		9.00%		250,000		22,500	(21)	3/15/2002
Unsecured Notes – CPI 2		7.05%		100,000		7,050	(21)	4/1/2003
Unsecured Notes – CPI 3		7.75%		150,000		11,625	(21)	8/15/2004
Unsecured Notes – CPI 4		7.18%		75,000		5,385	(21)	9/1/2013
Unsecured Notes – CPI 5		7.88%		250,000		19,688	(21)	3/15/2016

				825,000
Total Combined Consolidated Unsecured Indebtedness				$5,516,131

Total Combined Consolidated Indebtedness at Face Amounts				$8,860,224
Fair Value Interest Rate Swaps				$(3,735)	(45)
Net Discount on Indebtedness				$(15,111)

Total Combined Consolidated Indebtedness				$8,841,378	(40)

Joint Venture Indebtedness:
Apple Blossom Mall		7.99%		40,306		3,607		9/10/2009
Arizona Mills		7.90%		144,736		12,713		10/5/2010
Arundel Mills		3.27%	(19)	170,092		5,568	(2)	4/30/2005	(4)

Atrium at Chestnut Hill		6.89%		48,819	3,880		3/11/2011
Auburn Mall		7.99%		47,187	4,222		9/10/2009
Aventura Mall – A		6.55%		141,000	9,231	(2)	4/6/2008
Aventura Mall – B		6.60%		25,400	1,675	(2)	4/6/2008
Aventura Mall – C		6.89%		33,600	2,314	(2)	4/6/2008
Avenues, The		8.36%		55,229	5,555		5/15/2003
Cape Cod Mall		6.80%		99,311	7,821		3/11/2011
Circle Centre Mall – 1		2.31%	(28)	60,000	1,388	(2)	1/31/2004	(4)
Circle Centre Mall – 2		3.37%	(29)	7,500	253	(2)	1/31/2004	(4)
CMBS Loan – Fixed Component (IBM)	(30)	7.41%		300,000	22,229	(2)	5/1/2006
CMBS Loan – Fixed Component – 2 (IBM)	(30)	8.13%		57,100	4,643	(2)	5/15/2006
CMBS Loan – Floating Component (IBM)	(30)	2.37%		184,500	4,373	(2)	5/1/2003
CMBS Loan – Floating Component – 2 (IBM)	(30)	2.24%		81,400	1,826	(2)	5/15/2006
Cobblestone Court		7.64%	(31)	6,180	472	(2)	1/1/2006
Concord Mills		3.22%	(32)	180,717	5,826	(2)	12/2/2003	(4)
Coral Square		8.00%		90,000	7,200	(2)	10/1/2010
Crystal Court		7.64%	(31)	3,570	273	(2)	1/1/2006
Crystal Mall		8.66%		46,796	5,384		2/1/2003
Dadeland Mall		2.67%	(33)	140,000	3,743	(2)	2/1/2002
Emerald Square Mall – 1		3.17%	(10)	129,400	4,350	(2)	4/1/2005	(4)
Emerald Square Mall – 2		4.92%	(50)	15,600	524	(2)	4/1/2005	(4)
European Assets – Fixed Components		6.38%		34,120	2,175		12/13/2009
European Assets – Variable Components		5.71%	(46)	13,159	751		6/26/2009
Fairfax Court		7.64%	(31)	10,320	788	(2)	1/1/2006
Fashion Centre Pentagon Retail		6.63%		166,587	14,221		9/11/2011
Fashion Centre Pentagon Office		3.37%	(3)	33,000	13,360	(2)	9/10/2004	(4)
Fashion Valley Mall		6.50%		199,674	15,170		10/11/2008
Florida Mall, The		7.55%		267,827	22,766		11/13/2010
Gaitway Plaza		7.64%	(31)	7,350	562	(2)	1/1/2006
Grapevine Mills – 1		6.47%		155,000	10,029	(2)	10/1/2008
Grapevine Mills – 2		8.39%		14,395	1,324		11/5/2008
Great Northeast Plaza		9.04%		17,171	1,744		6/1/2006
Greendale Mall		8.23%		41,416	3,779		11/1/2006
Gwinnett Place – 1		7.54%		38,506	3,412		4/1/2007
Gwinnett Place – 2		7.25%		84,425	7,070		4/1/2007
Highland Mall		6.83%		70,736	5,571		6/30/2011
Indian River Commons		7.58%		8,309	710		11/1/2004
Indian River Mall		7.58%		46,105	3,941		11/1/2004
Liberty Tree Mall		3.37%	(3)	45,981	2,382		10/1/2003	(4)
Mall at Rockingham		7.88%		98,906	8,705		8/1/2007
Mall of America		2.41%	(36)	312,000	7,446	(2)	3/10/2005	(4)
Mall of Georgia		7.09%		200,000	14,180	(2)	7/1/2010
Mall of Georgia Crossing		7.25%		34,133	2,825		6/9/2006
Mall of New Hampshire – 1		6.96%		102,751	8,345		10/1/2008
Mall of New Hampshire – 2		8.53%		8,371	786		10/1/2008
Mayflower Realty Credit Facility		4.12%	(48)	0	0	(2)	7/12/2003	(4)
Metrocenter		8.45%		29,876	3,031		2/28/2008
Montreal Forum		4.00%	(37)	34,669	1,387	(2)	1/31/2002
Northfield Square		4.37%	(42)	37,000	1,618	(2)	4/30/2005	(4)
Northshore Mall		9.05%		161,000	14,571	(2)	5/14/2004
Ontario Mills – 4		6.00%		3,345	201	(2)	12/28/2009
Ontario Mills – 5		6.75%		140,507	11,286		11/2/2008
Ontario Mills – 6		8.00%		10,429	925		12/5/2008
Orlando Premium Outlets		3.17%	(38)	58,453	1,855	(2)	2/12/2004	(4)

Plaza at Buckland Hills, The	7.64%	(31)	17,570		1,342	(2)	1/1/2006
Ridgewood Court	7.64%	(31)	8,090		618	(2)	1/1/2006
Royal Eagle Plaza	7.64%	(31)	7,920		605	(2)	1/1/2006
Seminole Towne Center	4.37%	(43)	70,500		3,083	(2)	7/1/2005	(4)
Shops at Sunset Place, The	3.02%	(39)	113,829		3,442	(2)	6/30/2002
Smith Haven Mall	7.86%		115,000		9,039	(2)	6/1/2006
Solomon Pond	7.83%		94,034		8,564		2/1/2004
Source, The	6.65%		124,000		8,246	(2)	11/6/2008
Square One	8.40%		103,114		10,139		7/1/2002	(4)
Town Center at Cobb – 1	7.54%		49,059		4,347		4/1/2007
Town Center at Cobb – 2	7.25%		64,250		5,381		4/1/2007
Village Park Plaza	7.64%	(31)	8,960		685	(2)	1/1/2006
West Town Corners	7.64%	(31)	10,330		789	(2)	1/1/2006
West Town Mall	6.90%		76,000		5,244	(2)	5/1/2008
Westchester, The – 1	8.74%		148,058		14,478		9/1/2005
Westchester, The – 2	7.20%		52,504		4,399		9/1/2005
Westland Park Plaza	7.64%	(31)	4,950		378	(2)	1/1/2006
Willow Knolls Court	7.64%	(31)	6,490		496	(2)	1/1/2006
Yards Plaza, The	7.64%	(31)	8,270		632	(2)	1/1/2006

Total Joint Venture Indebtedness at Face Amounts			$5,676,892
Net Premium on Indebtedness			$12,496

Total Joint Venture Indebtedness			$5,689,388	(44)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.
(2)
Requires monthly payment of interest only.
(3)
LIBOR + 1.500%.
(4)
Includes applicable extension available at the SPG Operating Partnership's option.
(5)
Loans secured by these eleven Properties are cross-collateralized and cross-defaulted.
(6)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.
(7)
Secured by cross-collateralized and cross-defaulted mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza, Cheltenham Square, De Soto Square, Upper Valley Mall, Washington Square, and West Ridge Mall).
(8)
LIBOR + 0.405%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.200%.
(9)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.
(10)
LIBOR + 1.300% with LIBOR capped at 7.700%.
(11)
LIBOR + 1.000%.
(12)
Loans secured by these six Properties are cross-collateralized and cross-defaulted.
(13)
LIBOR + 0.300%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.190%.
(14)
LIBOR + 1.250%.
(15)
LIBOR + 1.375%.
(16)
LIBOR + 2.750%, with LIBOR capped at 6.500%.
(17)
LIBOR + 1.050%.
(18)
Lender also participates in a percentage of certain gross receipts above a specified base.
(19)
LIBOR + 1.400%.
(20)
LIBOR + 1.650%.
(21)
Requires semi-annual payments of interest only.
(22)
LIBOR + 0.800%.
(23)
$1,250,000 unsecured revolving credit facility. Currently, bears interest at LIBOR + 0.650% and provides for different pricing based upon the SPG Operating Partnership's investment grade rating. Two interest rate caps currently limit LIBOR on $90,000 and $50,000 of this indebtedness to 11.530% and 16.770%, respectively. As of 12/31/2001, $1,057,519 was available after outstanding borrowings and letters of credit.
(24)
LIBOR + 3.100%.
(25)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory tender on June 15, 2008.
(26)
LIBOR + 5.000%.
(27)
LIBOR + 1.150% capped at 8.100%.
(28)
LIBOR + 0.440%, with LIBOR capped at 8.810% through maturity.
(29)
LIBOR + 1.500%, with LIBOR capped at 7.750% through maturity.
(30)
These Commercial Mortgage Notes are secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating components have interest protection agreements which caps LIBOR at 11.670% and 11.830% respectively.
(31)
Loans secured by these twelve Properties are cross-collateralized and cross-defaulted.
(32)
LIBOR + 1.350%.
(33)
LIBOR + 0.800% with LIBOR capped at 8.450%
(34)
EURIBOR + 0.600%, EURIBOR swapped to effectively fix all-in-rate at 7.75%.
(35)
EURIBOR + 0.600%.
(36)
LIBOR + 0.5128%, with LIBOR capped at 8.7157%.
(37)
Canadian Prime.
(38)
LIBOR + 1.300%, rate may be reduced based upon project performance.
(39)
LIBOR + 1.150%.
(40)
Includes minority interest partners' share of consolidated indebtedness of $156,967.
(41)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.
(42)
LIBOR + 2.500% capped at 11.000%.
(43)
LIBOR + 2.500% capped at 8.000%.
(44)
Includes outside partners' share of joint venture indebtedness of $3,296,867.
(45)
Represents the fair market value swaps entered into by the SPG Operating Partnership, pursuant to FAS 133.
(46)
EURIBOR + 2.3795%
(47)
We are currently in negotiations with the properties' lenders to dispose of these properties in 2002.
(48)
LIBOR + 2.2500%.
(49)
The Putable Asset Trust Securities have an actual maturity of November 15, 2010, but are subject to mandatory tender on November 15, 2003.
(50)
LIBOR + 3.050%, with LIBOR capped at 7.950%.

Item 3. Legal Proceedings

              The information set forth in Note 11 to Notes to Financial Statements on pages 72 and 73 in the 2001 Annual Report to Shareholders filed as Exhibit 13.1 regarding pending material litigation is incorporated herein by reference.

              We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

              None.

Part II

Item 5. Market for the Registrants' Common Equity and Related Stockholder Matters

    Market Information

              The Paired Shares of the Companies trade on the New York Stock Exchange ("NYSE") under the symbol "SPG". The quarterly price range on the NYSE for the Paired Shares and the distributions declared per share for each quarter in the last two fiscal years are shown below:

	High	Low	Close	Declared Distribution
2001
1st Quarter	26.48	23.75	25.60	$0.5050
2nd Quarter	29.97	25.09	29.97	$0.5250
3rd Quarter	30.97	25.08	26.91	$0.5250
4th Quarter	29.97	26.40	29.33	$0.5250

2000
1st Quarter	25.500	21.875	23.313	$0.5050
2nd Quarter	27.125	22.188	22.188	$0.5050
3rd Quarter	26.813	22.688	23.438	$0.5050
4th Quarter	24.938	21.500	24.000	$0.5050

              There is no established public trading market for SPG's Class B common stock or Class C common stock. Distributions per share of the Class B and Class C common stock were identical to the other Paired Shares.

    Holders

              The number of holders of record of the Paired Shares was 2,455 as of March 20, 2002. Additionally, the Class B common stock is held entirely by a voting trust to which Melvin Simon, Herbert Simon, David Simon and certain of their affiliates are parties and is exchangeable on a one-for-one basis into Paired Shares, and the Class C common stock is held entirely by The Edward J. DeBartolo Corporation and is also exchangeable on a one-for-one basis into Paired Shares.

    Distributions

              SPG qualifies as a REIT under the Code. To maintain its status as a REIT, SPG is required each year to distribute to its shareholders at least 90% of its taxable income after certain adjustments.

              Future distributions are determined in the discretion of the Boards of Directors and will depend on the actual cash flow of the Companies, their financial condition, capital requirements, the annual REIT distribution requirements and such other factors as the Board of Directors of the Companies deem relevant.

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

    Unregistered Sales of Equity Securities

              During the fourth quarter of 2001, the Companies issued 536,806 Paired Shares to limited partners of the Operating Partnerships in exchange for an equal number of Units. The issuance of the securities was made pursuant to the terms of the partnership agreements for the Operating Partnerships and was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) as an exempt private offering. The Companies subsequently registered the resale of the Paired Shares under the Securities Act in accordance with the terms of the agreements with the exchanging limited partners.

Item 6. Selected Financial Data

              The information required by this item is incorporated herein by reference to the Selected Financial Data section on pages 20 and 21 of the 2001 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section on pages 22 to 34 of the 2001 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K.

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

              The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section on page 29 of the 2001 Annual Report to Shareholders under the caption Liquidity and Capital Resources, filed as Exhibit 13.1 to this Form 10-K.

Item 8. Financial Statements and Supplementary Data

              Reference is made to the Index to Financial Statements contained in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

Part III

Item 10. Directors and Executive Officers of the Registrants

              The information required by this item is incorporated herein by reference to the Companies' definitive Proxy Statements for their annual meetings of shareholders to be filed with the Commission pursuant to Regulation 14A and the information included under the caption "Executive Officers of the Registrants" in Part I hereof.

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

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) (1) Financial Statements

              The Companies' combined and individual financial statements and independent auditors' report are incorporated herein by reference to the financial statements and independent auditors' reports on pages 36 to 76 in the 2001 Annual Report to Shareholders, filed as Exhibit 13.1. In addition, the financial statements of Mill Creek Land LLC, a significant subsidiary of SRC, which are filed as Exhibit 99.1, are incorporated herein by reference.

      (2) Financial Statement Schedules Page No.

Report of Independent Public Accountants	40
Simon Property Group, Inc. and SPG Realty Consultants, Inc. Combined Schedule III — Schedule of Real Estate and Accumulated Depreciation	41
Notes to Combined Schedule III	47

      (3) Exhibits

The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	49

(b) Reports on Form 8-K

              One Form 8-K was filed during the fourth quarter ended December 31, 2001.

              On November 14, 2001 under Item 5—Other Events, the Companies reported that they made available additional ownership and operational information concerning the Companies and the SPG Operating Partnership and the properties owned or managed as of September 30, 2001, in the form of a Supplemental Information package. A copy of the package was included as an exhibit to the 8-K filing.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
By	/s/ DAVID SIMON David Simon Chief Executive Officer

March 29, 2002

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ DAVID SIMON David Simon	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ HERBERT SIMON Herbert Simon	Co-Chairman of the Board of Directors	March 29, 2002
/s/ MELVIN SIMON Melvin Simon	Co-Chairman of the Board of Directors	March 29, 2002
/s/ HANS C. MAUTNER Hans C. Mautner	Vice Chairman of the Board of Directors	March 29, 2002
/s/ RICHARD SOKOLOV Richard Sokolov	President, Chief Operating Officer and Director	March 29, 2002
/s/ BIRCH BAYH Birch Bayh	Director	March 29, 2002
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 29, 2002

/s/ PIETER S. VAN DEN BERG Pieter S. Van Den Berg	Director	March 29, 2002
/s/ G. WILLIAM MILLER G. William Miller	Director	March 29, 2002
/s/ FREDRICK W. PETRI Fredrick W. Petri	Director	March 29, 2002
/s/ J. ALBERT SMITH J. Albert Smith	Director	March 29, 2002
/s/ PHILIP J. WARD Philip J. Ward	Director	March 29, 2002
/s/ M. DENISE DEBARTOLO YORK M. Denise Debartolo York	Director	March 29, 2002
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2002
/s/ JOHN DAHL John Dahl	Senior Vice President (Principal Accounting Officer)	March 29, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors of
Simon Property Group, Inc. and SPG Realty Consultants, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of SIMON PROPERTY GROUP, INC. and SPG REALTY CONSULTANTS, INC. included in this Form 10-K and have issued our report thereon dated March 28, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, "Schedule III: Real Estate and Accumulated Depreciation", as of December 31, 2001, of Simon Property Group, Inc. and SPG Realty Consultants, Inc. is the responsibility of the Companies' management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Indianapolis, Indiana
March 28, 2002.

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

SCHEDULE III

(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Alton Square, Alton, IL	$0	$154	$7,641	$0	$11,634	$154	$19,275	$19,429	$4,805	1993
Amigoland Mall, Brownsville, TX	0	1,045	1,318	0	919	1,045	2,237	3,282	2,607	1974
Anderson Mall, Anderson, SC	27,500	1,712	18,072	1,363	4,587	3,075	22,659	25,734	8,326	1972
Arsenal Mall, Watertown, MA	35,900	14,500	44,763	0	524	14,500	45,287	59,787	2,829	1999 (Note 4)
Arsenal Mall HCHP, Watertown, MA	0	1,005	2,917	0	0	1,005	2,917	3,922	181	1999 (Note 4)
Aurora Mall, Aurora, CO	0	11,400	55,692	0	4,080	11,400	59,772	71,172	5,897	1998 (Note 4)
Barton Creek Square, Austin, TX	0	4,414	20,699	771	41,614	5,185	62,313	67,498	15,217	1981
Battlefield Mall, Springfield, MO	88,553	3,919	27,310	3,225	38,930	7,144	66,240	73,384	21,759	1970
Bay Park Square, Green Bay, WI	24,848	6,864	25,623	1,620	3,447	8,484	29,070	37,554	4,791	1996 (Note 4)
Bergen Mall, Paramus, NJ	0	10,918	92,893	0	8,508	10,918	101,401	112,319	15,533	1996 (Note 4)
Biltmore Square, Asheville, NC	26,000	6,641	23,582	0	1,433	6,641	25,015	31,656	3,717	1996 (Note 4)
Bowie Town Center, Bowie, MD	47,611	3,358	570	4	64,474	3,362	65,044	68,406	657	2001
Boynton Beach Mall, Boynton Beach, FL	0	22,240	79,226	0	12,693	22,240	91,919	114,159	11,946	1996 (Note 4)
Brea Mall, Brea, CA	0	39,500	209,202	0	7,097	39,500	216,299	255,799	20,067	1998 (Note 4)
Broadway Square, Tyler, TX	0	11,470	32,439	0	4,895	11,470	37,334	48,804	8,157	1994
Brunswick Square, East Brunswick, NJ	45,000	8,436	55,838	0	21,538	8,436	77,376	85,812	10,964	1996 (Note 4)
Burlington Mall, Burlington, MA	0	46,600	303,618	0	3,621	46,600	307,239	353,839	28,586	1998 (Note 4)
Castleton Square, Indianapolis, IN	0	27,536	98,287	2,500	30,350	30,036	128,637	158,673	17,805	1996 (Note 4)
Century III Mall, Pittsburgh, PA	66,000	17,251	117,822	10	2,353	17,261	120,175	137,436	39,870	1999 (Note 4)
Charlottesville Fashion Square, Charlottesville, VA	0	0	54,738	0	4,747	0	59,485	59,485	7,216	1997 (Note 4)
Chautauqua Mall, Jamestown, NY	0	3,257	9,641	0	14,631	3,257	24,272	27,529	4,485	1996 (Note 4)
Cheltenham Square, Philadelphia, PA	34,226	14,227	43,699	0	4,193	14,227	47,892	62,119	8,001	1996 (Note 4)
Chesapeake Square, Chesapeake, VA	47,000	11,534	70,461	0	4,248	11,534	74,709	86,243	11,583	1996 (Note 4)
Cielo Vista Mall, El Paso, TX	91,845	1,307	18,512	608	20,729	1,915	39,241	41,156	15,598	1974
College Mall, Bloomington, IN	51,067	1,012	16,245	722	20,946	1,734	37,191	38,925	13,245	1965
Columbia Center, Kennewick, WA	0	18,285	66,580	0	6,553	18,285	73,133	91,418	10,724	1996 (Note 4)
Cordova Mall, Pensacola, FL	0	18,633	75,880	0	1,931	18,633	77,811	96,444	9,012	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	0	11,585	68,958	0	1,325	11,585	70,283	81,868	14,373	1996
Crossroads Mall, Omaha, NE	0	881	37,263	409	29,994	1,290	67,257	68,547	13,630	1994
Crystal River Mall, Crystal River, FL	16,158	5,661	20,241	0	4,371	5,661	24,612	30,273	3,183	1996 (Note 4)
DeSoto Square, Bradenton, FL	38,880	9,380	52,716	0	6,408	9,380	59,124	68,504	9,465	1996 (Note 4)
Eastern Hills Mall, Buffalo, NY	0	15,444	47,604	12	4,609	15,456	52,213	67,669	8,761	1996 (Note 4)
Eastland Mall, Tulsa, OK	20,670	3,124	24,035	518	7,553	3,642	31,588	35,230	9,600	1986
Edison Mall, Fort Myers, FL	0	11,529	107,381	0	5,298	11,529	112,679	124,208	13,803	1997 (Note 4)

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

SCHEDULE III

(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Fashion Mall at Keystone at the Crossing, Indianapolis, IN	62,163	0	120,579	0	7,061	0	127,640	127,640	14,749	1997 (Note 4)
Forest Mall, Fond Du Lac, WI	17,486	728	4,498	0	6,423	728	10,921	11,649	3,593	1973
Forest Village Park, Forestville, MD	21,850	1,212	4,625	757	4,722	1,969	9,347	11,316	3,258	1980
Great Lakes Mall, Cleveland, OH	0	13,023	100,362	432	6,134	13,455	106,496	119,951	16,917	1996 (Note 4)
Greenwood Park Mall, Greenwood, IN	92,999	2,559	23,445	5,277	58,682	7,836	82,127	89,963	22,249	1979
Gulf View Square, Port Richey, FL	35,777	13,690	39,997	0	10,558	13,690	50,555	64,245	7,877	1996 (Note 4)
Haywood Mall, Greenville, SC	0	11,604	133,893	6	516	11,610	134,409	146,019	20,749	1999 (Note 4)
Heritage Park, Midwest City, OK	0	598	6,213	0	1,977	598	8,190	8,788	3,701	1978
Hutchinson Mall, Hutchison, KS	15,490	1,439	18,411	0	3,425	1,439	21,836	23,275	7,225	1985
Independence Center, Independence, MO	0	5,539	45,822	2	18,642	5,541	64,464	70,005	12,650	1994
Ingram Park Mall, San Antonio, TX	84,065	764	17,163	169	15,395	933	32,558	33,491	11,706	1979
Irving Mall, Irving, TX	0	6,737	17,479	2,533	25,621	9,270	43,100	52,370	16,057	1971
Jefferson Valley Mall, Yorktown Heights, NY	60,000	4,868	30,304	0	7,222	4,868	37,526	42,394	11,719	1983
Knoxville Center, Knoxville, TN	63,659	5,006	21,965	3,712	34,792	8,718	56,757	65,475	13,800	1984
Lakeline Mall, N. Austin, TX	70,503	12,122	81,568	14	777	12,136	82,345	94,481	13,033	1999 (Note 4)
La Plaza, McAllen, TX	0	1,375	9,828	6,569	30,121	7,944	39,949	47,893	7,198	1976
Lafayette Square, Indianapolis, IN	0	14,251	54,589	0	11,044	14,251	65,633	79,884	9,463	1996 (Note 4)
Laguna Hills Mall, Laguna Hills, CA	0	28,074	55,689	0	4,293	28,074	59,982	88,056	7,488	1997 (Note 4)
Lenox Square, Atlanta, GA	0	38,213	492,411	0	3,913	38,213	496,324	534,537	46,113	1998 (Note 4)
Lima Mall, Lima, OH	0	7,910	35,495	0	6,307	7,910	41,802	49,712	6,912	1996 (Note 4)
Lincolnwood Town Center, Lincolnwood, IL	0	9,368	63,490	28	186	9,396	63,676	73,072	18,115	1990
Livingston Mall, Livingston, NJ	0	30,200	105,250	0	5,147	30,200	110,397	140,597	10,084	1998 (Note 4)
Longview Mall, Longview, TX	27,600	270	3,602	124	7,390	394	10,992	11,386	3,698	1978
Machesney Park Mall, Rockford, IL	0	614	3,438	120	4,249	734	7,687	8,421	4,640	1979
Markland Mall, Kokomo, IN	9,835	0	7,568	0	5,198	0	12,766	12,766	3,422	1968
Mc Cain Mall, N. Little Rock, AR	42,100	0	9,515	0	8,615	0	18,130	18,130	8,309	1973
Melbourne Square, Melbourne, FL	37,816	15,762	55,891	0	5,840	15,762	61,731	77,493	9,131	1996 (Note 4)
Memorial Mall, Sheboygan, WI	0	175	4,881	0	2,760	175	7,641	7,816	2,072	1969
Menlo Park Mall, Edison, NJ	0	65,684	223,252	0	7,748	65,684	231,000	296,684	28,507	1997 (Note 4)
Miami International Mall, Miami, FL	44,669	13,794	69,701	8,953	14,145	22,747	83,846	106,593	30,920	1996 (Note 4)
Midland Park Mall, Midland, TX	38,808	687	9,213	0	8,708	687	17,921	18,608	6,842	1980
Miller Hill Mall, Duluth, MN	0	2,537	18,113	0	19,401	2,537	37,514	40,051	8,899	1973
Mission Viejo Mall, Mission Viejo, CA	148,073	9,139	54,445	7,491	145,053	16,630	199,498	216,128	22,589	1996 (Note 4)
Mounds Mall, Anderson, IN	0	0	2,689	0	2,213	0	4,902	4,902	4,106	1965

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

SCHEDULE III

(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Muncie Mall, Muncie, IN	0	172	5,964	52	22,536	224	28,500	28,724	6,205	1970
Nanuet Mall, Nanuet, NY	0	27,548	162,993	0	1,527	27,548	164,520	192,068	15,345	1998 (Note 4)
North East Mall, Hurst, TX	149,007	1,347	13,473	16,683	146,146	18,030	159,619	177,649	20,484	1996 (Note 4)
North Towne Square, Toledo, OH	23,113	579	8,377	0	1,877	579	10,254	10,833	8,623	1980
Northgate Mall, Seattle, WA	0	32,550	115,314	0	22,365	32,550	137,679	170,229	13,639	1996 (Note 4)
Northlake Mall, Atlanta, GA	73,438	33,400	98,035	0	1,205	33,400	99,240	132,640	9,337	1998 (Note 4)
Northwoods Mall, Peoria, IL	0	1,203	12,779	1,449	28,419	2,652	41,198	43,850	13,741	1983
Oak Court Mall, Memphis, TN	0	15,673	57,304	0	3,324	15,673	60,628	76,301	7,709	1997 (Note 4)
Ocean County Mall, Toms River, NJ	0	20,900	124,945	0	3,087	20,900	128,032	148,932	11,921	1998 (Note 4)
Orange Park Mall, Jacksonville, FL	0	13,345	65,121	0	16,829	13,345	81,950	95,295	16,330	1994
Orland Square, Orland Park, IL	0	36,770	129,906	0	8,066	36,770	137,972	174,742	16,200	1997 (Note 4)
Paddock Mall, Ocala, FL	28,455	11,198	39,712	0	5,981	11,198	45,693	56,891	6,222	1996 (Note 4)
Palm Beach Mall, West Palm Beach, FL	47,058	11,962	112,741	0	35,288	11,962	148,029	159,991	26,187	1998 (Note 4)
Phipps Plaza, Atlanta, GA	0	19,200	210,610	0	4,365	19,200	214,975	234,175	20,189	1998 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	53,250	5,561	59,381	0	10,438	5,561	69,819	75,380	11,056	1996 (Note 4)
Prien Lake Mall, Lake Charles, LA	0	1,842	2,813	3,091	35,288	4,933	38,101	43,034	8,488	1972
Raleigh Springs Mall, Memphis, TN	11,000	9,137	28,604	0	12,520	9,137	41,124	50,261	5,753	1996 (Note 4)
Randall Park Mall, Cleveland, OH	40,000	4,200	27,756	0	18,022	4,200	45,778	49,978	10,721	1996 (Note 4)
Richardson Square, Dallas, TX	0	4,867	6,329	1,075	12,066	5,942	18,395	24,337	3,611	1996 (Note 4)
Richmond Towne Square, Cleveland, OH	58,646	2,666	12,112	0	60,610	2,666	72,722	75,388	9,471	1996 (Note 4)
Richmond Square, Richmond, IN	0	3,410	11,343	0	9,567	3,410	20,910	24,320	3,605	1996 (Note 4)
River Oaks Center, Calumet City, IL	0	30,884	101,224	0	5,184	30,884	106,408	137,292	12,443	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	0	49,186	212,257	0	5,144	49,186	217,401	266,587	20,039	1998 (Note 4)
Rolling Oaks Mall, North San Antonio, TX	0	2,577	38,609	0	2,091	2,577	40,700	43,277	15,898	1998 (Note 4)
Roosevelt Field, Garden City, NY	0	165,006	702,008	2,117	7,595	167,123	709,603	876,726	65,782	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	0	14,557	50,995	9,617	63,062	24,174	114,057	138,231	21,458	1996 (Note 4)
Santa Rosa Plaza, Santa Rosa, CA	0	10,400	87,864	0	2,821	10,400	90,685	101,085	8,610	1998 (Note 4)
South Hills Village, Pittsburgh, PA	0	23,453	125,840	0	3,907	23,453	129,747	153,200	15,158	1997 (Note 4)
South Park Mall, Shreveport, LA	25,572	855	13,684	74	2,407	929	16,091	17,020	7,449	1975
South Shore Plaza, Braintree, MA	0	101,200	301,495	0	4,614	101,200	306,109	407,309	28,696	1998 (Note 4)
Southern Park Mall, Youngstown, OH	0	16,982	77,767	97	17,317	17,079	95,084	112,163	15,689	1996 (Note 4)
Southgate Mall, Yuma, AZ	0	1,817	7,974	0	3,498	1,817	11,472	13,289	3,736	1988

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

SCHEDULE III

(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
St Charles Towne Center, Waldorf, MD	0	8,853	52,974	1,180	11,842	10,033	64,816	74,849	20,001	1990
Summit Mall, Akron, OH	0	15,374	51,137	0	14,926	15,374	66,063	81,437	9,845	1996 (Note 4)
Sunland Park Mall, El Paso, TX	38,258	2,896	28,900	0	4,044	2,896	32,944	35,840	11,966	1988
Tacoma Mall, Tacoma, WA	134,778	38,662	125,826	0	18,731	38,662	144,557	183,219	21,810	1996 (Note 4)
Tippecanoe Mall, Lafayette, IN	59,214	4,187	8,474	5,517	35,027	9,704	43,501	53,205	16,774	1973
Town Center at Boca Raton Boca Raton, FL	0	64,200	307,511	0	57,125	64,200	364,636	428,836	31,647	1998 (Note 4)
Towne East Square, Wichita, KS	76,354	9,495	18,479	2,042	18,246	11,537	36,725	48,262	13,279	1975
Towne West Square, Wichita, KS	55,028	972	21,203	76	7,725	1,048	28,928	29,976	10,718	1980
Treasure Coast Square, Jenson Beach, FL	62,441	11,124	73,108	3,067	16,060	14,191	89,168	103,359	13,096	1996 (Note 4)
Tyrone Square, St. Petersburg, FL	0	15,638	120,962	0	13,894	15,638	134,856	150,494	20,877	1996 (Note 4)
University Mall, Little Rock, AR	0	123	17,411	0	1,000	123	18,411	18,534	6,559	1967
University Mall, Pensacola, FL	0	4,741	26,657	0	4,387	4,741	31,044	35,785	6,937	1994
University Park Mall, South Bend, IN	59,500	15,105	61,283	0	13,143	15,105	74,426	89,531	49,405	1996 (Note 4)
Upper Valley Mall, Springfield, OH	30,940	8,421	38,745	0	2,784	8,421	41,529	49,950	6,928	1996 (Note 4)
Valle Vista Mall, Harlingen, TX	40,463	1,398	17,159	372	8,937	1,770	26,096	27,866	8,461	1983
Virginia Center Commons, Richmond, VA	0	9,764	50,547	4,149	6,145	13,913	56,692	70,605	9,386	1996 (Note 4)
Walt Whitman Mall, Huntington Station, NY	0	51,700	111,170	3,789	28,671	55,489	139,841	195,330	18,219	1998 (Note 4)
Washington Square, Indianapolis, IN	33,541	20,146	41,248	0	8,540	20,146	49,788	69,934	8,067	1996 (Note 4)
West Ridge Mall, Topeka, KS	44,288	5,649	34,132	197	6,536	5,846	40,668	46,514	11,633	1988
Westminster Mall, Westminster, CA	0	45,200	84,709	0	9,281	45,200	93,990	139,190	8,463	1998 (Note 4)
White Oaks Mall, Springfield, IL	16,500	3,024	35,692	1,153	16,010	4,177	51,702	55,879	12,280	1977
Windsor Park Mall, San Antonio, TX	12,179	1,082	16,929	130	3,047	1,212	19,976	21,188	10,096	1976
Woodville Mall, Toledo, OH	0	1,831	4,254	0	1,033	1,831	5,287	7,118	4,519	1996 (Note 4)
Community Shopping Centers
Arboretum, The, Austin, TX	34,000	7,640	36,778	71	3,585	7,711	40,363	48,074	3,698	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	29,333	8,748	26,184	0	4,776	8,748	30,960	39,708	8,411	1987
Boardman Plaza, Youngstown, OH	18,277	8,189	26,355	0	4,694	8,189	31,049	39,238	4,561	1996 (Note 4)
Bridgeview Court, Bridgeview, IL	0	290	3,638	0	809	290	4,447	4,737	1,398	1988
Brightwood Plaza, Indianapolis, IN	0	65	128	0	273	65	401	466	185	1965
Celina Plaza, El Paso, TX	0	138	815	0	99	138	914	1,052	304	1978
Charles Towne Square, Charleston, SC	0	418	1,768	425	11,136	843	12,904	13,747	1,338	1976
Chesapeake Center, Chesapeake, VA	6,563	5,352	12,279	0	109	5,352	12,388	17,740	1,944	1996 (Note 4)
Countryside Plaza, Countryside, IL	0	1,243	8,507	0	751	1,243	9,258	10,501	3,325	1977

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

SCHEDULE III

(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Eastgate Consumer Mall, Indianapolis, IN	0	418	4,222	190	2,663	608	6,885	7,493	3,576	1991
Eastland Plaza, Tulsa, OK	0	908	3,680	0	47	908	3,727	4,635	992	1986
Forest Plaza, Rockford, IL	16,088	4,187	16,818	453	1,454	4,640	18,272	22,912	3,995	1985
Fox River Plaza, Elgin, IL	0	2,908	4,042	0	106	2,908	4,148	7,056	2,245	1985
Glen Burnie Mall, Glen Burnie, MD	0	7,422	13,778	0	2,912	7,422	16,690	24,112	4,254	1996 (Note 4)
Great Lakes Plaza, Cleveland, OH	0	1,028	2,025	0	3,596	1,028	5,621	6,649	1,155	1996 (Note 4)
Greenwood Plus, Greenwood, IN	0	1,212	1,792	0	3,777	1,212	5,569	6,781	1,414	1979
Griffith Park Plaza, Griffith, IN	0	0	2,412	0	186	0	2,598	2,598	1,362	1979
Grove at Lakeland Square, The, Lakeland, FL	3,750	5,237	6,016	0	1,025	5,237	7,041	12,278	1,256	1996 (Note 4)
Highland Lakes Center, Orlando, FL	12,877	7,138	25,303	0	479	7,138	25,782	32,920	3,331	1996 (Note 4)
Ingram Plaza, San Antonio, TX	0	421	1,802	4	21	425	1,823	2,248	810	1980
Keystone Shoppes, Indianapolis, IN	0	0	4,232	0	843	0	5,075	5,075	512	1997 (Note 4)
Knoxville Commons, Knoxville, TN	0	3,731	5,345	0	1,787	3,731	7,132	10,863	1,896	1987
Lake Plaza, Waukegan, IL	0	2,703	6,420	0	480	2,703	6,900	9,603	1,536	1986
Lake View Plaza, Orland Park, IL	21,386	4,775	17,543	0	6,833	4,775	24,376	29,151	4,461	1986
Lakeline Plaza, Austin, TX	23,447	4,867	25,732	0	6,594	4,867	32,326	37,193	3,881	1999 (Note 4)
Lima Center, Lima, OH	0	1,808	5,151	0	4,026	1,808	9,177	10,985	829	1996 (Note 4)
Lincoln Crossing, O'Fallon, IL	3,239	1,047	2,692	0	259	1,047	2,951	3,998	652	1990
Mainland Crossing, Galveston, TX	1,603	1,609	1,737	0	214	1,609	1,951	3,560	387	1996 (Note 4)
Markland Plaza, Kokomo, IN	0	210	1,258	0	546	210	1,804	2,014	688	1974
Martinsville Plaza, Martinsville, VA	0	0	584	0	50	0	634	634	586	1967
Matteson Plaza, Matteson, IL	9,418	1,830	9,737	0	2,185	1,830	11,922	13,752	2,930	1988
Memorial Plaza, Sheboygan, WI	0	250	436	0	1,109	250	1,545	1,795	583	1966
Mounds Mall Cinema, Anderson, IN	0	88	158	0	1	88	159	247	81	1974
Muncie Plaza, Muncie, IN	8,142	463	10,626	0	96	463	10,722	11,185	1,373	1998
New Castle Plaza, New Castle, IN	0	128	1,621	0	1,286	128	2,907	3,035	1,047	1966
North Ridge Plaza, Joliet, IL	0	2,831	7,699	0	652	2,831	8,351	11,182	2,015	1985
North Riverside Park Plaza, N. Riverside, IL	7,041	1,062	2,490	0	637	1,062	3,127	4,189	1,340	1977
Northland Plaza, Columbus, OH	0	4,490	8,893	0	1,233	4,490	10,126	14,616	2,169	1988
Northwood Plaza, Fort Wayne, IN	0	284	2,885	0	599	284	3,484	3,768	1,372	1974
Park Plaza, Hopkinsville, KY	0	300	1,572	0	225	300	1,797	2,097	1,059	1968

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

SCHEDULE III

(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regency Plaza, St. Charles, MO	4,414	616	4,963	0	170	616	5,133	5,749	1,118	1988
Rockaway Convenience Center Rockaway, NJ	0	2,900	12,500	0	91	2,900	12,591	15,491	1,188	1998 (Note 4)
Shops at North East Mall, The, Hurst, TX	0	8,988	2,198	3,955	36,042	12,943	38,240	51,183	3,174	1999
St. Charles Towne Plaza, Waldorf, MD	28,254	8,779	18,993	0	369	8,779	19,362	28,141	4,750	1987
Teal Plaza, Lafayette, IN	0	99	878	0	2,928	99	3,806	3,905	818	1962
Terrace at The Florida Mall, Orlando, FL	4,688	2,150	7,623	0	1,061	2,150	8,684	10,834	1,734	1996 (Note 4)
The Shops at Bowie	0	0	0	231	4,423	231	4,423	4,654	25	2001
Tippecanoe Plaza, Lafayette, IN	0	265	440	305	4,965	570	5,405	5,975	1,547	1974
University Center, South Bend, IN	0	2,388	5,214	0	443	2,388	5,657	8,045	5,594	1996 (Note 4)
Wabash Village, West Lafayette, IN	0	0	976	0	214	0	1,190	1,190	486	1970
Washington Plaza, Indianapolis, IN	0	941	1,697	0	177	941	1,874	2,815	1,503	1996 (Note 4)
Waterford Lakes, Orlando, FL	66,689	0	1,114	9,326	79,084	9,326	80,198	89,524	6,150	1999
West Ridge Plaza, Topeka, KS	5,690	1,491	4,560	0	662	1,491	5,222	6,713	1,199	1988
White Oaks Plaza, Springfield, IL	17,365	3,265	14,267	0	673	3,265	14,940	18,205	3,258	1986
Wichita Mall, Wichita, KS	0	0	4,535	0	1,231	0	5,766	5,766	2,486	1969
Wood Plaza, Fort Dodge, IA	0	45	380	0	867	45	1,247	1,292	460	1968
Specialty Retail Centers
The Forum Shops at Caesars, Las Vegas, NV	175,000	0	72,866	0	59,967	0	132,833	132,833	32,309	1992
Trolley Square, Salt Lake City, UT	29,522	4,827	27,539	435	9,795	5,262	37,334	42,596	10,057	1986
Office, Mixed-Use Properties and Other
Net Lease Properties, Various	133	6,598	4,300	0	0	6,598	4,300	10,898	0
New Orleans Centre/CNG Tower, New Orleans, LA	0	3,493	41,222	0	10,920	3,493	52,142	55,635	8,556	1996 (Note 4)
O Hare International Center, Rosemont, IL	0	125	60,287	1	9,465	126	69,752	69,878	25,283	1988
Riverway, Rosemont, IL	110,000	8,739	129,175	16	10,862	8,755	140,037	148,792	50,067	1991
Development Projects
Other	0	790	1,771	12,003	2,795	12,793	4,566	17,359	0
Corporate, Indianapolis, IN	0	2,865	2,585	280	30,582	3,145	33,167	36,312	58

Subtotal – SPG	$3,344,093	$1,851,598	$8,985,925	$131,571	$2,118,750	$1,983,169	$11,104,675	$13,087,844	$1,825,716

Corporate, Indianapolis, IN	0	4,195	2,966		0	4,195	2,966	7,161	1,424

Subtotal – SRC	$0	$4,195	$2,966	$0	$0	$4,195	$2,966	$7,161	$1,424

	$3,344,093	$1,855,793	$8,988,891	$131,571	$2,118,750	$1,987,364	$11,107,641	$13,095,005	$1,827,140

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.

NOTES TO SCHEDULE III AS OF DECEMBER 31, 2001

(Dollars in thousands)

(1)          Reconciliation of Real Estate Properties:

              The changes in real estate assets for the years ended December 31, 2001, 2000 and 1999 are as follows:

	Simon Property Group, Inc.
	2001	2000	1999
Balance, beginning of year	$12,947,512	$12,720,218	$11,757,035
Acquisitions and Consolidations	–	–	475,166
Improvements	238,739	344,098	545,840
Disposals	(51,407)	(106,232)	(57,823)
Impairment Write-Down	(47,000)	(10,572)	–

Balance, close of year	$13,087,844	$12,947,512	$12,720,218

	SPG Realty Consultants, Inc.
	2001	2000	1999
Balance, beginning of year	$7,568	$7,568	$33,688
Acquisitions	–	–	–
Improvements	–	–	561
Disposals	(407)	–	(26,681)

Balance, close of year	$7,161	$7,568	$7,568

              The unaudited aggregate cost for SPG and SRC for federal income tax purposes as of December 31, 2001 were $9,165,779 and $7,161, respectively. The impairment write-down is described in Note 4 of the Notes to Financial Statements in the 2001 Annual Report to Shareholders filed as Exhibit 13.1.

(2)          Reconciliation of Accumulated Depreciation:

              The changes in accumulated depreciation and amortization for the years ended December 31, 2001, 2000 and 1999 are as follows:

	Simon Property Group, Inc.
	2001	2000	1999
Balance, beginning of year	$1,441,789	$1,070,689	$689,853
Acquisitions and Consolidations	–	–	32,793
Depreciation expense	419,755	395,957	355,064
Disposals	(35,828)	(24,857)	(7,021)

Balance, close of year	$1,825,716	$1,441,789	$1,070,689

	SPG Realty Consultants, Inc.
	2001	2000	1999
Balance, beginning of year	$1,338	$1,252	$12,360
Depreciation expense	86	86	227
Disposals	–	–	(11,335)

Balance, close of year	$1,424	$1,338	$1,252

              Depreciation of the Companies' investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

  •
  Buildings and Improvements—typically 35 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.

  •
  Tenant Inducements—shorter of lease term or useful life.

(3)          Initial cost represents net book value at December 20, 1993 except for acquired properties. Impairment write-downs are a reduction to initial cost.

(4)          Not developed/constructed by Simon Group or its predecessors. The date of construction represents acquisition date.

INDEX TO EXHIBITS

Exhibits		Page
2.1	Agreement and Plan of Merger among Simon DeBartolo Group, Inc. and Corporate Property Investors and Corporate Realty Consultants, Inc. (incorporated by reference to Exhibit 10.1 in the Form 8-K filed by Simon DeBartolo Group, Inc. on February 24, 1998).
3.1	Restated Certificate of Incorporation of SPG (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Companies on October 9, 1998).
3.2	Restated By-laws of SPG (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Companies on October 9, 1998).
3.3	Restated Certificate of Incorporation of SRC (incorporated by reference to Exhibit 3.3 of the Form 8-K filed by the Companies on October 9, 1998).
3.4	Restated By-laws of SRC (incorporated by reference to Exhibit 3.4 of the Form 8-K filed by the Companies on October 9, 1998).
3.5	Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1 of the Companies' Form 10-Q filed on November 15, 1999).
3.5a	Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1a of the Companies' Form 10-Q filed on November 15, 1999).
3.6	Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 of the Companies' Form 10-Q filed on November 15, 1999).
3.6a	Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2a of the Companies' Form 10-Q filed on November 15, 1999).
3.7	Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series E Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.3 of the Companies' Form 10-Q filed on November 15, 1999).
3.8	Certificate of Powers, Designations, Preferences and Rights of the 8 3/4% Series F Cumulative Redeemable Preferred Stock, $.0001 Par Value (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Simon Property Group, Inc. on May 9, 2001 (Reg. No. 333-60526)).
3.9	Certificate of Powers, Designations, Preferences and Rights of the 7.89% Series G Cumulative Step-Up Premium Rate Preferred Stock, $.0001 Par Value (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed by Simon Property Group, Inc. on May 9, 2001 (Reg. No. 333-60526)).
4.1	Supplemental Indenture, dated as of June 22, 1998, by and among the SPG Operating Partnership and The Chase Manhattan Bank, as trustee, relating to the Securities (incorporated by reference to Exhibit 4.2 to the Registration Statement of Simon DeBartolo Group, L.P. on Form S-4 (Reg. No. 333-63645)).
4.2	Issuance Agreement, dated as of September 24, 1998, between SPG and SRC (incorporated by reference to Exhibit 4.5 of the Form 8-K filed by the Companies on October 9, 1998).
4.3	Trust Agreement, dated as of October 30, 1979 among shareholders of CPI, SRC and First Jersey National Bank, as Trustee (incorporated by reference to Exhibit 4.7 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

4.4	Trust Agreement, dated as of August 26, 1994, among the holders of the 6.50% First Series Preference Shares of CPI, SRC and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.8 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
9.1	Amended and Restated Voting Trust Agreement, Voting Agreement and Proxy between MSA, on the one hand, and Melvin Simon, Herbert Simon and David Simon, on the other hand (incorporated by reference to Exhibit 9.1 of the 2000 Form 10-K filed by Simon Property Group, Inc. and SRC, Inc.).
10.1	Third Amended and Restated Credit Agreement dated as of August 25, 1999 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the SPG Operating Partnership on November 15, 1999).
10.2	Form of SPG Indemnity Agreement between SPG and its directors and officers. (incorporated by reference to Exhibit 10.7 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.3	Registration Rights Agreement (the "Agreement"), dated as of August 9, 1996, by and among the "Simon Family Members" (as defined in the Agreement), SPG, JCP Realty, Inc., Brandywine Realty, Inc., and the Estate of Edward J. DeBartolo Sr., Edward J. DeBartolo, Jr., Marie Denise DeBartolo York, and the Trusts and other entities listed on Schedule 2 of the Agreement, and any of their respective successors-in-interest and permitted assigns. (incorporated by reference to Exhibit 10.60 of the 1996 Form 10-K filed by Simon DeBartolo Group, Inc.)
10.4	SPG Registration Rights Agreement, dated as of September 24, 1998, by and among SPG and the persons named therein. (incorporated by reference to Exhibit 4.4 of the Form 8-K filed by SPG on October 9, 1998).
10.5(a)	The SPG Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.6(a)	Form of Employment Agreement between Hans C. Mautner and the Companies (incorporated by reference to Exhibit 10.63 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.7(a)	Form of Incentive Stock Option Agreement between the Companies and Hans C. Mautner pursuant to the SPG Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.59 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.8(a)	Form of Nonqualified Stock Option Agreement between the Companies and Hans C. Mautner pursuant to the SPG Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.61 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.9(a)	CPI Executive Severance Policy, as amended and restated effective as of August 11, 1998 (incorporated by reference to Exhibit 10.65 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399) ).
10.10(a)	Employment Agreement between Hans C. Mautner and Simon Global Limited (incorporated by reference to Exhibit 10.10 of the 2000 Form 10-K filed by Simon Property Group, Inc. and SRC, Inc.)
10.11(a)	First Amendment to Employment Agreement Dated September 23, 1998 between Hans C. Mautner and Simon Property Group, Inc. (incorporated by reference to Exhibit 10.11 of the 2000 Form 10-K filed by Simon Property Group, Inc. and SRC, Inc.).

10.12(a)	Employment Agreement between Richard S. Sokolov, Simon Property Group, Inc., and Simon Property Group Administrative Services Partnership, L.P. Dated March 26, 1996 (incorporated by reference to Exhibit 10.12 of the 2000 Form 10-K filed by Simon Property Group, Inc. and SRC, Inc.)
13.1	Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements of the Registrants as contained in the Registrants' 2001 Annual Report to Shareholders.	52
21.1	List of Subsidiaries of the Company.	114
23.1	Consent of Arthur Andersen LLP.	115
99.1	Financial Statements of Mill Creek Land LLC	116
99.2	Letter regarding Arthur Andersen LLP assurances as to certain audit related matters	126
(a)
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

QuickLinks

TABLE OF CONTENTS
Part I
  Item 1. Business
  Item 2. Properties
Additional Information
MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES (Dollars in thousands)
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Part II
  Item 5. Market for the Registrants' Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Qualitative and Quantitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers of the Registrants
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC. NOTES TO SCHEDULE III AS OF DECEMBER 31, 2001 (Dollars in thousands)
INDEX TO EXHIBITS