Form 10-Q
period 2002-03-31
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 2002-05-15
CIK 1063761, 1067173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

SIMON PROPERTY GROUP, INC. (Exact name of registrant as specified in its charter)	SPG REALTY CONSULTANTS, INC. (Exact name of registrant as specified in its charter)
Delaware (State of incorporation or organization)	Delaware (State of incorporation or organization)
001-14469 (Commission File No.)	001-14469-01 (Commission File No.)
046268599 (I.R.S. Employer Identification No.)	13-2838638 (I.R.S. Employer Identification No.)
National City Center 115 West Washington Street, Suite 15 East Indianapolis, Indiana 46204 (Address of principal executive offices)	National City Center 115 West Washington Street, Suite 15 East Indianapolis, Indiana 46204 (Address of principal executive offices)
(317) 636-1600 (Registrant's telephone number, including area code)	(317) 636-1600 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 30, 2002, 171,089,798 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding, and were paired with 1,742,938 shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc.

SIMON PROPERTY GROUP, INC. AND
SPG REALTY CONSULTANTS, INC.
FORM 10-Q
INDEX

Page
Part I – Financial Information
Item 1: Financial Statements
Simon Property Group, Inc. and SPG Realty Consultants, Inc.:
Combined Balance Sheets as of March 31, 2002 and December 31, 2001	3
Combined Statements of Operations and Comprehensive Income for the three-month periods ended March 31, 2002 and 2001	4
Combined Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001	5
Simon Property Group, Inc.:
Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	6
Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended March 31, 2002 and 2001	7
Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001	8
SPG Realty Consultants, Inc.:
Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	9
Consolidated Statements of Operations for the three-month periods ended March 31, 2002 and 2001	10
Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001	11
Notes to Unaudited Financial Statements	12
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3: Qualitative and Quantitative Disclosure About Market Risk	32
Part II – Other Information
Items 1 through 6	33
Signature	34

Simon Property Group, Inc. and SPG Realty Consultants, Inc.
Combined Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2002	December 31, 2001
ASSETS:
Investment properties, at cost	$13,199,752	$13,194,396
Less – accumulated depreciation	1,951,596	1,877,175

	11,248,156	11,317,221
Cash and cash equivalents	243,261	259,760
Tenant receivables and accrued revenue, net	263,866	315,842
Notes and advances receivable from Management Company and affiliates	110,284	105,288
Investment in unconsolidated entities, at equity	1,390,384	1,451,137
Goodwill, net	37,212	37,212
Deferred costs and other assets, net	313,101	304,400
Minority interest, net	19,778	20,094

Total assets	$13,626,042	$13,810,954

LIABILITIES:
Mortgages and other indebtedness	$8,812,130	$8,841,378
Accounts payable and accrued expenses	528,768	544,431
Cash distributions and losses in partnerships and joint ventures, at equity	19,622	26,084
Accrued dividends	19,309	816
Other liabilities	132,783	212,463

Total liabilities	9,512,612	9,625,172

COMMITMENTS AND CONTINGENCIES (Note 9)
LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIPS	797,862	820,239
LIMITED PARTNERS' PREFERRED INTEREST IN THE SPG OPERATING PARTNERSHIP	150,852	150,852
SHAREHOLDERS' EQUITY:
CAPITAL STOCK OF SIMON PROPERTY GROUP, INC. (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):
All series of preferred stock, 100,000,000 shares authorized, 16,879,896 issued and outstanding. Liquidation values $907,845.	877,587	877,468
Common stock, $.0001 par value, 400,000,000 shares authorized, 173,124,584 and 172,700,861 issued, respectively	17	17
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000 issued and outstanding	1	1
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—
CAPITAL STOCK OF SPG REALTY CONSULTANTS, INC.:
Common stock, $.0001 par value, 7,500,000 shares authorized, 1,763,286 and 1,759,049 issued and outstanding, respectively	—	—
Capital in excess of par value	3,355,369	3,347,567
Accumulated deficit	(989,224)	(927,654)
Accumulated other comprehensive income	(8,573)	(9,893)
Unamortized restricted stock award	(17,943)	(20,297)
Common stock held in treasury at cost, 2,098,555 shares	(52,518)	(52,518)

Total shareholders' equity	3,164,716	3,214,691

	$13,626,042	$13,810,954

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and SPG Realty Consultants, Inc.
Combined Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2002	2001
REVENUE:
Minimum rent	$309,145	$307,131
Overage rent	8,276	9,883
Tenant reimbursements	150,029	148,514
Other income	27,497	25,148

Total revenue	494,947	490,676

EXPENSES:
Property operating	84,780	78,774
Depreciation and amortization	110,715	106,515
Real estate taxes	52,213	52,792
Repairs and maintenance	17,823	19,727
Advertising and promotion	11,778	13,806
Provision for credit losses	3,202	2,904
Other (Note 10)	12,995	6,785

Total operating expenses	293,506	281,303

OPERATING INCOME	201,441	209,373
Interest expense	147,862	157,924

Income before minority interest	53,579	51,449
Minority interest	(2,588)	(2,116)
Gain on sales of assets, net	—	2,711

Income before unconsolidated entities	50,991	52,044
Income from unconsolidated entities	9,434	11,731

Income before extraordinary items, and cumulative effect of accounting change	60,425	63,775
Extraordinary items – Debt related transactions	—	(25)
Cumulative effect of accounting change (Note 5)	—	(1,638)

Income before allocation to limited partners	60,425	62,112
LESS:
Limited partners' interest in the Operating Partnerships	11,085	11,742
Preferred distributions of the SPG Operating Partnership	2,835	2,912
Preferred dividends of subsidiary	—	7,334

NET INCOME	46,505	40,124
Preferred dividends	(16,499)	(9,185)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$30,006	$30,939

BASIC AND DILUTED EARNINGS PER COMMON PAIRED SHARE:
Income before extraordinary items and cumulative effect of accounting change	$0.17	$0.19

Net income	$0.17	$0.18

Net Income	$46,505	$40,124
Cumulative effect of accounting change	—	(1,995)
Unrealized losses on interest rate hedge agreements	(380)	(6,204)
Net losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	1,691	758
Other	9	—

Comprehensive Income	$47,825	$32,683

        The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and SPG Realty Consultants, Inc.
Combined Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,505	$40,124
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	114,022	109,148
Extraordinary items	—	25
Cumulative effect of accounting change	—	1,638
Gain on sales of assets, net	—	(2,711)
Limited partners' interest in Operating Partnerships	11,085	11,742
Preferred dividends of Subsidiary	—	7,334
Preferred distributions of the SPG Operating Partnership	2,835	2,912
Straight-line rent	(527)	(3,285)
Minority interest	2,588	2,116
Minority interest distributions	(2,664)	(4,182)
Equity in income of unconsolidated entities	(9,434)	(11,731)
Distributions of equity in income from unconsolidated entities	17,821	15,881
Changes in assets and liabilities –
Tenant receivables and accrued revenue	53,503	47,420
Deferred costs and other assets	(15,489)	(10,265)
Accounts payable, accrued expenses and other liabilities	(120,721)	(96,076)

Net cash provided by operating activities	99,524	110,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,908)	(74,837)
Net proceeds from sale of assets	2,843	19,550
Investments in unconsolidated entities	(5,399)	(13,591)
Distributions from unconsolidated entities	62,422	25,226
Investments in and advances to Management Company and affiliate	(110)	(32,183)

Net cash provided by (used in) investing activities	29,848	(75,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock, net	8,110	559
Minority interest contributions	392	110
Preferred dividends of Subsidiary	—	(7,334)
Preferred distributions of the SPG Operating Partnership	(2,835)	(2,912)
Preferred dividends and distributions to shareholders	(89,582)	(95,276)
Distributions to limited partners	(33,563)	(32,792)
Mortgage and other note proceeds, net of transaction costs	433,378	577,540
Mortgage and other note principal payments	(461,771)	(562,244)

Net cash used in financing activities	(145,871)	(122,349)

DECREASE IN CASH AND CASH EQUIVALENTS	(16,499)	(88,094)
CASH AND CASH EQUIVALENTS, beginning of period	259,760	223,111

CASH AND CASH EQUIVALENTS, end of period	$243,261	$135,017

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2002	December 31, 2001
ASSETS:
Investment properties, at cost	$13,192,591	$13,187,235
Less – accumulated depreciation	1,950,150	1,875,751

	11,242,441	11,311,484
Cash and cash equivalents	240,247	254,906
Tenant receivables and accrued revenue, net	263,069	314,830
Notes and advances receivable from Management Company and affiliates	113,216	108,162
Investment in unconsolidated entities, at equity	1,382,800	1,443,618
Goodwill, net	37,212	37,212
Deferred costs and other assets, net	309,827	303,219
Minority interest, net	19,778	20,094

Total assets	$13,608,590	$13,793,525

LIABILITIES:
Mortgages and other indebtedness	$8,812,130	$8,841,378
Accounts payable and accrued expenses	524,594	540,466
Cash distributions and losses in partnerships and joint ventures, at equity	19,622	26,084
Accrued dividends	19,309	816
Other liabilities	133,168	212,823

Total liabilities	9,508,823	9,621,567

COMMITMENTS AND CONTINGENCIES (Note 9)
LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP	794,172	816,496
LIMITED PARTNERS' PREFERRED INTEREST IN THE SPG OPERATING PARTNERSHIP	150,852	150,852
SHAREHOLDERS' EQUITY (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):
All series of preferred stock, 100,000,000 shares authorized, 16,879,896 issued and outstanding. Liquidation values $907,845.	877,587	877,468
Common stock, $.0001 par value, 400,000,000 shares authorized, 173,124,584 and 172,700,861 issued, respectively	17	17
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000 issued and outstanding	1	1
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,341,259	3,333,485
Accumulated deficit	(985,276)	(923,842)
Accumulated other comprehensive income	(8,573)	(9,893)
Unamortized restricted stock award	(17,943)	(20,297)
Common stock held in treasury at cost, 2,098,555 shares	(52,329)	(52,329)

Total shareholders' equity	3,154,743	3,204,610

	$13,608,590	$13,793,525

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2002	2001
REVENUE:
Minimum rent	$309,124	$307,151
Overage rent	8,276	9,883
Tenant reimbursements	150,029	148,514
Other income	26,903	24,267

Total revenue	494,332	489,815

EXPENSES:
Property operating	84,306	78,626
Depreciation and amortization	110,693	106,492
Real estate taxes	52,200	52,787
Repairs and maintenance	17,823	19,727
Advertising and promotion	11,778	13,806
Provision for credit losses	3,202	2,904
Other (Note 10)	12,695	6,896

Total operating expenses	292,697	281,238

OPERATING INCOME	201,635	208,577
Interest expense	147,805	157,925

Income before minority interest	53,830	50,652
Minority interest	(2,588)	(2,238)
Gain on sales of assets, net	—	2,711

Income before unconsolidated entities	51,242	51,125
Income from unconsolidated entities	9,369	11,742

Income before extraordinary items, and cumulative effect of accounting change	60,611	62,867
Extraordinary items – Debt related transactions	—	(25)
Cumulative effect of accounting change (Note 5)	—	(1,638)

Income before allocation to limited partners	60,611	61,204
LESS:
Limited partners' interest in the Operating Partnerships	11,135	11,491
Preferred distributions of the SPG Operating Partnership	2,835	2,912
Preferred dividends of subsidiary	—	7,334

NET INCOME	46,641	39,467
Preferred dividends	(16,499)	(9,185)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$30,142	$30,282

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary items and cumulative effect of accounting change	$0.17	$0.19

Net income	$0.17	$0.18

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	173,946	172,001

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	174,529	172,178

Net Income	$46,641	$39,467
Cumulative effect of accounting change	—	(1,995)
Unrealized losses on interest rate hedge agreements	(380)	(6,204)
Net losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	1,691	758
Other	9	—

Comprehensive Income	$47,961	$32,026

        The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,641	$39,467
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	113,999	109,126
Extraordinary items	—	25
Cumulative effect of accounting change	—	1,638
Gain on sales of assets, net	—	(2,711)
Limited partners' interest in Operating Partnership	11,135	11,491
Preferred dividends of Subsidiary	—	7,334
Preferred distributions of the SPG Operating Partnership	2,835	2,912
Straight-line rent	(527)	(3,285)
Minority interest	2,588	2,238
Minority interest distributions	(2,664)	(4,182)
Equity in income of unconsolidated entities	(9,369)	(11,742)
Distributions of equity in income from unconsolidated entities	17,821	15,881
Changes in assets and liabilities –
Tenant receivables and accrued revenue	53,289	46,731
Deferred costs and other assets	(13,396)	(10,172)
Accounts payable, accrued expenses and other liabilities	(120,902)	(96,596)

Net cash provided by operating activities	101,450	108,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,908)	(74,977)
Proceeds from sale of assets	2,843	19,550
Investments in unconsolidated entities	(5,399)	(13,591)
Distributions from unconsolidated entities	62,422	25,226
Investments in and advances to Management Company and affiliate	(167)	(32,183)
Loan to the SRC Operating Partnership	—	4,121

Net cash provided by (used in) investing activities	29,791	(71,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock, net	8,081	515
Minority interest contributions	392	110
Preferred dividends of Subsidiary	—	(7,334)
Preferred distributions of the SPG Operating Partnership	(2,835)	(2,912)
Preferred dividends and distributions to shareholders	(89,582)	(95,276)
Distributions to limited partners	(33,563)	(32,792)
Mortgage and other note proceeds, net of transaction costs	433,378	577,540
Mortgage and other note principal payments	(461,771)	(562,244)

Net cash used in financing activities	(145,900)	(122,393)

DECREASE IN CASH AND CASH EQUIVALENTS	(14,659)	(86,092)
CASH AND CASH EQUIVALENTS, beginning of period	254,906	214,404

CASH AND CASH EQUIVALENTS, end of period	$240,247	$128,312

The accompanying notes are an integral part of these statements.

SPG Realty Consultants, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2002	December 31, 2001
ASSETS:
Cash and cash equivalents	$3,014	$4,854
Accounts receivable	797	1,011

Total current assets	3,811	5,865
Investment properties, at cost, less accumulated depreciation of $1,446 and $1,424, respectively	5,715	5,737
Investment in unconsolidated entities, at equity	7,584	7,519
Other noncurrent assets	3,275	1,440

Total assets	$20,385	$20,561

LIABILITIES:
Accounts payable and accrued expenses (including $64 and $91 to related parties)	$3,788	$3,864

Total current liabilities	3,788	3,864
Note payable to the Management Company (Interest at 8%, due 2009)	2,932	2,874

Total liabilities	6,720	6,738

COMMITMENTS AND CONTINGENCIES (Note 9)
LIMITED PARTNERS' INTEREST IN THE SRC OPERATING PARTNERSHIP	3,690	3,743
SHAREHOLDERS' EQUITY:
Common stock, $.0001 par value, 7,500,000 shares authorized, 1,763,286 and 1,759,049 issued and outstanding, respectively	—	—
Capital in excess of par value	29,218	29,187
Accumulated deficit	(19,054)	(18,918)
Common stock held in treasury at cost, 20,986 shares.	(189)	(189)

Total shareholders' equity	9,975	10,080

	$20,385	$20,561

The accompanying notes are an integral part of these statements.

SPG Realty Consultants, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2002	2001
REVENUE:
Rental income	$59	$76
Insurance premiums (Note 1)	636	517
Other income	9	118

Total revenue	704	711

EXPENSES:
Depreciation and amortization	23	23
Technology initiatives startup costs	—	90
Insurance losses (Note 1)	695	486
General and administrative expenses	180	13

Total operating expenses	898	612

OPERATING INCOME (LOSS)	(194)	99
Interest expense	57	553
PLUS:
Minority interest	—	122
Gain on sale of assets, net	—	1,251

Income (loss) before unconsolidated entities	(251)	919
Income (loss) from unconsolidated entities	65	(11)

Income (loss) before allocation to limited partners	(186)	908
LESS – Limited partners' interest in the SRC Operating Partnership	(50)	251

NET INCOME (LOSS)	$(136)	$657

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income (loss)	$(0.08)	$0.38

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	1,739	1,720

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	1,739	1,722

The accompanying notes are an integral part of these statements.

SPG Realty Consultants, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(136)	$657
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities –
Depreciation and amortization	23	23
Gain on sales of assets, net	—	(1,251)
Limited partners' interest in SRC Operating Partnership	(50)	251
Minority interest	—	(122)
Equity in income of unconsolidated entities	(65)	11
Changes in assets and liabilities –
Accounts receivable	214	689
Other non-current assets	(1,837)	(93)
Accounts payable and accrued expenses	(75)	519

Net cash provided by (used in) operating activities	(1,926)	684

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in technology initiatives and other capital expenditures	—	(115)
Cash included in transfer of assets to SPG Operating Partnership	—	(152)
Net proceeds from sales of assets	—	1,658

Net cash provided by investing activities	—	1,391

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net	29	44
Loan from the SPG Operating Partnership	—	(4,121)
Loan from the Management Company	57	—

Net cash provided by (used in) financing activities	86	(4,077)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,840)	(2,002)
CASH AND CASH EQUIVALENTS, beginning of period	4,854	8,707

CASH AND CASH EQUIVALENTS, end of period	$3,014	$6,705

The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
Notes to Unaudited Financial Statements
(Dollars in thousands, except per share amounts and where indicated as in millions or billions)

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

        Simon Property Group, L.P. (the "SPG Operating Partnership") is the primary subsidiary of SPG. Units of ownership interest ("Units") in the SPG Operating Partnership are paired with Units in SPG Realty Consultants, L.P. ("Paired Units") (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC. The Companies together with the Operating Partnerships are hereafter referred to as "Simon Group".

        SPG is engaged in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties primarily through the SPG Operating Partnership. Simon Group's real estate properties consist primarily of regional malls and community shopping centers. As of March 31, 2002, SPG and the SPG Operating Partnership owned or held an interest in 251 income-producing properties in the United States, which consisted of 166 regional malls, 71 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the "Properties"). SPG and the SPG Operating Partnership also owned an interest in 11 parcels of land held for future development (together with the Properties, the "Portfolio" or "Portfolio Properties"). In addition, Simon Group has ownership interests in seven additional retail real estate properties operating in Europe and Canada. Simon Group's leases from retail tenants generate the majority of its revenues through:

  •
  Base minimum rents and cart and kiosk rentals

  •
  Overage and percentage rents based on tenants' sales volume

  •
  Recoveries of common area maintenance, real estate tax, and advertising and promotion expenditures

        Simon Group also generates revenues due to its size and tenant relationships from:

  •
  Mall marketing initiatives

  •
  Consumer focused strategic corporate alliances

  •
  Delivering competitively priced property operating services to tenants

        The Companies' direct and indirect ownership interests in the Operating Partnerships at March 31, 2002 was 73.0% and at December 31, 2001 was 72.9%. The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company").

        SRC, primarily through the SRC Operating Partnership, engages primarily in activities that capitalize on the resources, customer base and operating activities of SPG, which could not be engaged in by SPG without potentially impacting its status as a REIT. SRC's wholly-owned insurance subsidiary Marigold Indemnity, Ltd ("Marigold") provides general liability insurance coverage to third parties that provide outsourcing services at certain Properties. Marigold reinsures the majority of the risk through a third party indemnity company.

2. Basis of Presentation

        The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended March 31, 2002 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the Companies' combined annual report on Form 10-K for the year ended December 31, 2001.

        The accompanying combined financial statements include SPG, SRC and their subsidiaries. The accompanying consolidated financial statements of SPG include SPG and its subsidiaries and the accompanying consolidated financial statements of SRC include SRC and its subsidiaries. All significant intercompany amounts have been eliminated.

        Consolidated properties are wholly-owned or owned less than 100% but are controlled by Simon Group. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. The deficit minority interest balance in the accompanying balance sheets represents outside partners' interests in the net equity of certain Properties. Deficit minority interests are recorded when a partnership agreement provides for the settlement of deficit capital accounts before distributing the proceeds from the sale of partnership assets and/or from the intent (legal or otherwise) and ability of the partner to fund additional capital contributions.

        Investments in partnerships and joint ventures represent noncontrolling ownership interests in properties ("Joint Venture Properties") and the investment in the Management Company (see Note 6). These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income or loss, which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venturer primarily due to partner preferences.

        Net operating results of the Operating Partnerships are allocated after preferred distributions based on their respective partners' ownership interests. The Companies' weighted average direct and indirect ownership interest in the Operating Partnerships for the three-month periods ended March 31, 2002 and March 31, 2001 was 72.9% and 72.4%, respectively.

        Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2002 presentation. Distributions from unconsolidated entities that represent return on investments have been reclassified in the statements of cash flows to "net cash provided by operating activities" from "net cash provided by (used in) investing activities" for all periods presented. In addition, distributions to minority interest owners of consolidated properties have been reclassified in the statements of cash flows to "net cash provided by operating activities" from "net cash provided by (used in) financing activities" for all periods presented. These reclassifications have no impact on the net income previously reported.

3. Per Share Data

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

        The following table sets forth the computation for the Companies' basic and diluted earnings per share. The extraordinary items and cumulative effect of accounting change amounts presented in the reconciliation below represent the common shareholders' pro rata share of the respective statements of operations line items.

	For the Three Months Ended March 31,
	2002	2001
Common Shareholder's share of:
Income before extraordinary items and cumulative effect of accounting change	$30,006	$32,143
Extraordinary items	—	(18)
Cumulative effect of accounting change	—	(1,186)

Net Income available to Common Shareholders	$30,006	$30,939

Weighted Average Shares Outstanding – Basic	173,946,083	172,000,973
Effect of stock options	582,718	176,954

Weighted Average Shares Outstanding – Diluted	174,528,801	172,177,927

	For the Three Months Ended March 31,
	2002	2001
Basic and diluted per share amounts:
Income before extraordinary items and cumulative effect of accounting change	$0.17	$0.19
Cumulative effect of accounting change	—	(0.01)

Net Income available to Common Shareholders	$0.17	$0.18

        Combined basic and diluted earnings per Paired Share is presented in the financial statements based upon the weighted average outstanding number of Paired Shares of the Companies. Management believes this presentation provides the shareholders with the most meaningful presentation of earnings for a single interest in the combined entities. Neither series of convertible preferred stock issued and outstanding during the comparative periods had a dilutive effect on earnings per share, nor did any of the convertible preferred Units of the SPG Operating Partnership outstanding, which are convertible into Paired Shares on or after August 27, 2004 if certain conditions are met. Paired Units held by limited partners in the Operating Partnerships may be exchanged for Paired Shares, on a one-for-one basis in certain circumstances. If exchanged, the Paired Units would not have a dilutive effect.

4. Cash Flow Information

        Cash paid for interest, net of amounts capitalized, during the three months ended March 31, 2002 was $137,666 as compared to $149,349 for the same period in 2001. See Note 10 for information about non-cash transactions during the three months ended March 31, 2002.

5. Cumulative Effect of Accounting Change

        On January 1, 2001 Simon Group adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended in June of 2000 by SFAS 138, "Accounting for Derivative Instruments and

Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and requires Simon Group to record on the balance sheet all derivative instruments at fair value and to recognize certain non-cash changes in these fair values either in the income statement or other comprehensive income, as appropriate under SFAS 133. Note 13 of the Notes to Financial Statements of the Companies' Annual Report to Shareholders filed as an exhibit to the Companies' Form 10-K for the year ended December 31, 2001 provides further detail of the impact of the adoption of SFAS 133.

6. Investment in Unconsolidated Entities

        Joint ventures are common in the real estate industry. Simon Group utilizes joint ventures to finance certain properties and to diversify its risk in a particular asset or trade area. As discussed in Note 2, since Simon Group does not fully control these properties, Simon Group's accounting policy and GAAP require that Simon Group account for these properties on the equity method of accounting. Summary financial information of the joint ventures and a summary of Simon Group's investment in and share of income from such joint ventures follow.

	March 31, 2002	December 31, 2001
BALANCE SHEETS
Assets:
Investment properties, at cost	$8,151,102	$8,121,002
Less – accumulated depreciation	1,281,166	1,230,852

	6,869,936	6,890,150
Cash and cash equivalents	185,543	203,492
Tenant receivables	182,468	195,138
Other assets	182,490	169,562

Total assets	$7,420,437	$7,458,342

Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,746,365	$5,689,388
Accounts payable and accrued expenses	222,899	222,820
Other liabilities	78,142	82,529

Total liabilities	6,047,406	5,994,737
Partners' equity	1,373,031	1,463,605

Total liabilities and partners' equity	$7,420,437	$7,458,342

Simon Group's Share of:
Total assets	$3,071,296	$3,088,952

Partners' equity	$700,285	$754,056
Add: Excess Investment, net	568,730	563,278

Simon Group's net Investment in Joint Ventures	$1,269,015	$1,317,334

Mortgages and other notes payable	$2,420,481	$2,392,522

        "Excess Investment" represents the unamortized difference of Simon Group's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures acquired. Excess investment is amortized over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities.

	For the Three Months Ended March 31,
	2002	2001
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$212,124	$198,518
Overage rent	5,201	5,807
Tenant reimbursements	98,957	96,868
Other income	12,513	8,941

Total revenue	328,795	310,134
Operating Expenses:
Property operating	55,202	50,523
Depreciation and amortization	67,231	60,358
Real estate taxes	34,627	33,951
Repairs and maintenance	12,586	12,948
Advertising and promotion	7,427	7,534
Provision for credit losses	1,365	2,172
Other	6,037	4,143

Total operating expenses	184,475	171,629

Operating Income	144,320	138,505
Interest Expense	89,889	94,464

Income Before Cumulative Effect of Accounting Change ("IBC")	54,431	44,041
Cumulative Effect of Accounting Change	—	(2,883)

Net Income	$54,431	$41,158

Third-Party Investors' Share of IBC	32,226	27,914

Simon Group's Share of IBC	$22,205	$16,127
Amortization of Excess Investment	5,773	4,946

Income from Unconsolidated Entities	$16,432	$11,181

        Simon Group's share of consolidated net income (loss) of the Management Company, excluded from the tables above, after intercompany profit eliminations, was ($6,998) for the three-month period ended March 31, 2002 and $550 for the three-month period ended March 31, 2001. Simon Group's net investment in the Management Company, excluded from the tables above, was $101,747 as of March 31, 2002 and $107,719 as of December 31, 2001.

        Simon Group's share of the Management Company's net investment in and receivables from MerchantWired LLC was $29.8 million at March 31, 2002. Simon Group, along with the other members of MerchantWired LLC, have executed a definitive agreement for, and are in the final stages of completing, a sale of all their collective interests in MerchantWired LLC to a third party for cash and contingent consideration. Completing the sale is subject to finalizing the termination or modification of certain third party contracts, the buyer obtaining credit approval from its lenders, and certain other matters. In connection with this transaction, Simon Group will also acquire approximately $24 million of cable and related infrastructure from MerchantWired LLC and will make an $8 million additional contribution to MerchantWired LLC. These proceeds, along with proceeds from other members, will be used by MerchantWired LLC to satisfy amounts outstanding under various lease arrangements and trade payables, resulting in the members being relieved of all guarantee obligations. Management expects the transaction to close by the end of May. The amount of contingent consideration due to Simon Group and the other members will be determined based upon a multiple of annualized December 2003 and December 2004 MerchantWired LLC revenues. If this transaction is not completed, the future of MerchantWired LLC will be impacted unless MerchantWired LLC is able to obtain future capital commitments.

7. Debt

        Simon Group had combined consolidated debt of $8.8 billion as of March 31, 2002, of which $7.1 billion was fixed-rate debt, bearing interest at a weighted average rate of 7.1% and $1.7 billion was variable-rate debt bearing interest at a weighted average rate of 3.4%.

        On February 28, 2002, Simon Group refinanced its $150 million term loan, with essentially the same terms, extending its maturity date to February 28, 2003 with the option to exercise a one-year extension of the maturity date available at Simon Group's option. On March 15, 2002, Simon Group retired $250.0 million of 9% bonds with proceeds from its $1.25 billion unsecured corporate credit facility.

        Subsequent to March 31, 2002, Simon Group refinanced its existing $1.25 billion unsecured corporate credit facility (the "Credit Facility"). As a result, the Credit Facility's maturity date was extended to April 16, 2005 with a one-year extension of the maturity date available at Simon Group's option. The Credit Facility continues to bear an interest rate of LIBOR plus 65 basis points and provides for different pricing based upon Simon Group's corporate credit rating.

        In connection with the Rodamco North America, N.V. acquisition described in Note 10, Simon Group arranged for a $600 million 12-month acquisition credit facility which bears interest at LIBOR plus 65 basis points.

8. Shareholders' Equity

        During the first three months of 2002, the Companies issued 100,000 Paired Shares to limited partners in exchange for their Units. During the first three months of 2002, the Companies issued 323,723 Paired Shares related to employee stock options exercised.

9. Commitments and Contingencies

  Litigation

        Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. ("Triple Five") commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and Simon Group. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the SPG Operating Partnership and related entities (the "Teachers Sale"); and (ii) a financing transaction involving a loan in the amount of $312,000 obtained from The Chase Manhattan Bank ("Chase") that is secured by a mortgage placed on Mall of America's assets (the "Chase Mortgage"). The complaint, which contains twelve counts, seeks remedies of damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, Simon Group is specifically identified as a defendant in connection with the Teachers Sale. The litigation is currently in the discovery stage. Simon Group believes that the Triple Five litigation is without merit and intends to defend the action vigorously. Simon Group believes that the Triple Five litigation will not have a material adverse effect on Simon Group. Given that discovery has not yet been completed, it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any.

        Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al.    On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a former indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation ("DRC") Stock Incentive Plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the merger with DRC. Plaintiffs asserted that the defendants' refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgment order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs' cross motion for summary judgment, remanding the matter to the Common Pleas Court for the determination of plaintiffs' damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme Court did not grant the petition for review. The case was remanded to the Court of Common Pleas of Mahoning County, Ohio, to address each plaintiff's damages and the counterclaims asserted by defendents. The Trial Court referred these matters to a Magistrate. Plaintiffs filed a Supplemental Memorandum in support of the Motion for Summary Judgment on the question of damages. The Magistrate ruled on the counterclaims and found in defendants' favor on one of them. On December 27, 2000, the Trial Court rendered judgment for the plaintiffs in the combined total amount of approximately $12,000, which includes a set-off of approximately $2,000 with impact to two of the plaintiffs. Defendants appealed this judgment and plaintiffs cross-appealed. The judgment continues to accrue interest at 10% per annum from and after December 27, 2000. Simon Group recorded a $12,000 loss in 1999 related to this litigation. On December 19, 2001, the Court of Appeals affirmed in part, reversed in part and remanded for limited trial with respect to the issues of plaintiffs' entitlement to dividends declared before the merger and with respect to the amount of shares claimed by one of the plaintiffs. The Court of Appeals overruled defendants' assignments of error. Defendants have petitioned the Ohio Supreme Court to ask that it exercise its discretion to review and reverse this decision, but the Ohio Supreme Court did not grant the petition for review. This case has therefore been remanded for limited trial on the remanded issues. Simon Group believes that established reserves are adequate and the ultimate outcome will not have a material adverse impact on its results of operations.

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

  Guarantee of Indebtedness

        Simon Property Group, L.P. has guaranteed 30% of a $113.8 million construction loan at one of its joint venture properties which matures in June 2002. Simon Property Group, L.P. is involved in discussions with its equity partner, the construction loan lender and other potential lenders. Management expects the construction loan to be refinanced or the maturity date to be extended, however, obtaining the refinancing or extension could require additional equity funding. If Simon Property Group, L.P. is required to fund additional equity, management believes that the additional investment will be realizable.

  Energy management services

        On September 30, 1999, Simon Property Group, L.P. entered into a multi-year contract with Enron Energy Services for Enron to supply or manage all of the energy commodity requirements for the wholly-owned properties and many of Simon Group's joint venture Properties. The contract includes electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. As a result of the December 2001 bankruptcy filing by Enron and Enron's failure to perform under the terms of the contract, Simon Group assumed total control over the management of its energy assets throughout the Portfolio. This includes the purchase and payment of utilities and maintenance and repair of energy related equipment. There has been no service interruption to Simon Group's malls or tenants. Simon Group does not anticipate adverse financial consequences from the Enron bankruptcy; however, Enron has not formally rejected the contract.

  Insurance

        Simon Group's portfolio-wide general liability and property insurance policies expired on December 31, 2001. Simon Group renewed these policies, the cost of which is predominantly passed through to tenants, at similar coverage levels, but at price increases aggregating approximately 30% due to the impacts of September 11, 2001. All of the Portfolio Properties have insurance coverage for 2002. The exception to coverage levels is in the area of terrorism, which is excluded from Simon Group's new property coverage. During the first quarter of 2002, Simon Group purchased two stand-alone policies of terrorism insurance, each with $100.0 million aggregate limits. One policy insures Mall of America and one is a blanket policy providing a $100.0 million aggregate limit for the remainder of Simon Group's Portfolio Properties. These policies run through the remainder of 2002. As a result, all of the Properties within the Portfolio are covered by terrorism insurance.

10. Real Estate Disposals and Acquisitions

        During the first quarter of 2002, Simon Group sold its ownership interest in one community center for a gross sales price of $3.0 million, resulting in no gain or loss. The community center was one of Simon Group's nine properties considered held for sale as of December 31, 2001. Another property classified as held for sale was sold subsequent to March 31, 2002.

        Subsequent to March 31, 2002, Simon Group sold its ownership interest in one specialty retail center for a gross sales price of $76.3 million, including cash of $46.6 million and its share of $59.1 million of debt, resulting in a net gain of $38.8 million.

        In addition, subsequent to March 31, 2002, Simon Group decided to divest all of its interests in the five value-oriented super-regional malls, which were accounted for as joint ventures, with the Mills Corporation, who managed the properties. These assets are no longer part of the Companies on-going real estate ownership strategy. Simon Group has agreed to sell these joint-venture interests to Mills Corporation for approximately $448 million including $175 million of cash and the assumption of approximately $273 million of joint-venture debt. The transaction will result in a gain in excess of $100 million, subject to final closing adjustments and pro-rations. Management expects the transaction with Mills to close by May 31, 2002.

        During the first quarter of 2002, Simon Group signed a definitive agreement to jointly purchase the assets of Rodamco North America N.V., concurrently with Westfield America Trust and The Rouse Company, for $5.4 billion. Simon Group's portion of the acquisition includes the purchase of the remaining ownership interests in four of Simon Group's existing joint venture assets and new ownership interests in nine additional properties. Simon Group's share of the purchase price was $1.59 billion including $579 million in debt and its share of perpetual preferred stock assumed. The balance was paid in cash at closing and, initially, was funded by the existing Credit Facility and the new acquisition facility described in Note 7. A portion of the purchase price was denominated in Euros. The transaction closed on May 3, 2002.

        In connection with the acquisition of the assets of Rodamco North America N.V. Simon Group entered into a EUR 795.1 million collar transaction to manage its exposure to fluctuations in the Euro currency. This derivative transaction effectively maintains Simon Group's purchase price between a conversion rate of 0.91 Euros and 0.864 Euros. The fluctuation in earnings from this transaction will be partially offset by changes in the final purchase price. Current hedge accounting explicitly states that the effects of a hedge of a business combination must be reported through earnings and cannot be capitalized as part of the purchase price. The fair value of this derivative transaction, consisting entirely of time value, has been reflected in the financial statements as of March 31, 2002 and resulted in an expense during the period of $5.4 million, including transaction costs, which was recorded in other expenses.

        Concurrent with the acquisition of the assets of Rodamco North America, N.V., Simon Group entered into new joint venture agreements for three properties included as part of the Rodamco North America, N.V. acquisition with a third party. The third party sold partnership interests in these three properties for approximately $391 million, including approximately $197 million of cash and approximately $194 million of debt assumed.

11. Merger

        In order to simplify the organizational structure of Simon Group, the Boards of Directors of SPG and SPG Properties, Inc. ("Properties, Inc."), on May 8, 2001 approved an agreement for the merger of Properties, Inc. into SPG. The merger was completed and became effective on July 1, 2001. The pro forma effect on the statement of operations was the reclassification of preferred dividends of subsidiary to preferred dividends. See Note 10 of the Notes to Financial Statements for the Companies' 2001 Annual Report to Shareholders filed as an exhibit to the Companies' Form 10-K for the year ended December 31, 2001 for a description of the merger.

12. New Accounting Pronouncements

        On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS 141 is effective for Simon Group for any business combination accounted for under the purchase method that is completed after June 30, 2001. SFAS No. 142 requires that goodwill is no longer amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives but with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired by Simon Group after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Simon Group adopted SFAS 142 on January 1, 2002 at which time amortization of the remaining book value of goodwill ceased and the new impairment-only approach applies. The impact of adopting SFAS 142 resulted in no impairment of Simon Group's goodwill and the impact also eliminates the amortization of goodwill thereby increasing Simon Group's income before allocation to limited partners by approximately $1.2 million annually.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 is a broad statement that provides a framework for the evaluation of impairment of long-lived assets, the treatment for assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations. The effective date for adoption of SFAS No. 144 was January 1, 2002. SFAS No. 144 requires Simon Group to reclassify any operations related to assets not classified as held for sale as of December 31, 2001 to discontinued operations. As of March 31, 2002, there are no other impacts of the adoption of SFAS No. 144.

        In April 2002, the FASB issued SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other items, SFAS 145 rescinds FASB Statement No. 4, "Reporting of Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Debt extinguishments as part of a company's risk management strategy would not meet the criteria for classification as extraordinary items. Simon Group is currently evaluating the full impact of the adoption of SFAS 145, however, the effects of this pronouncement may result in future gains and losses related to debt transactions to be classified in income from continuing operations. In addition, some extraordinary items related to debt transactions recorded in prior periods may need to be reclassified to income from continuing operations. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and early application is encouraged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC. COMBINED

        You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this Form 10-Q. Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to: national, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, maintenance of REIT status, and changes in market rates of interest. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

        Who we are – Simon Property Group, Inc. ("SPG"), a Delaware corporation, is a self-administered and self-managed real estate investment trust ("REIT"). Each share of common stock of SPG is paired ("Paired Shares") with 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies"). Simon Property Group, L.P. (the "SPG Operating Partnership") is the primary subsidiary of SPG. Units of ownership interest ("Units") in the SPG Operating Partnership are paired ("Paired Units") with Units in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC. In this report, the terms "we", "us" and "our" refer to the Companies, the Operating Partnerships, and their subsidiaries.

        We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of March 31, 2002, we owned or held an interest in 251 income-producing properties in the United States, which consisted of 166 regional malls, 71 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the "Properties"). We also own 11 parcels of land held for future development (together with the Properties, the "Portfolio" or the "Portfolio Properties"). In addition, we have ownership interests in seven additional retail real estate properties operating in Europe and Canada. Our leases from retail tenants generate the majority of our revenues through:

  •
  Base minimum rents and cart and kiosk rentals

  •
  Overage and percentage rents based on tenants' sales volume

  •
  Recoveries of common area maintenance, real estate tax, and advertising and promotion expenditures

        We also generate revenues due to our size and tenant relationships from:

  •
  Mall marketing initiatives

  •
  Consumer focused strategic corporate alliances

  •
  Delivering competitively priced property operating services to our tenants

        The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company").

        What is a REIT? – A REIT is a company that owns and, in most cases, operates income-producing real estate such as regional malls, community shopping centers, offices, apartments, and hotels. To qualify as a REIT, a company must distribute at least 90 percent of its taxable income to its shareholders annually. Taxes are paid by shareholders on the dividends received and any capital gains. Most states also honor this federal treatment and do not require REITs to pay state income tax. See further discussions on distributions in the Liquidity and Capital Resources section.

Results of Operations

        The following property acquisitions and openings impacted our combined results of operations in the comparative periods. We opened Bowie Towne Center in October 2001 and we sold interests in several Properties throughout the comparative periods (collectively the "Property Transactions"). In addition, we opened Montreal Forum in May 2001, and in October 2001 we acquired a 50% ownership interest in Fashion Valley Mall. See "Liquidity and Capital Resources" and Note 10 to the financial statements for additional information about acquisitions, openings and disposals during the comparative period. The following detailed discussion of the changes in operating income excludes the Property Transactions.

  Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

        Our change in operating income was impacted by the following positive trends during 2002. Minimum rents, excluding our Simon Brand Venture ("SBV") and Simon Business Network ("SBN") initiatives, increased slightly overall. Our base rents increased $2.9 million during the period due to increased regional mall average base rent per square foot ("psf") and leasing spreads of $6.60 psf. The leasing spread includes new regional store leases signed at an average of $37.64 psf initial base rents as compared to $31.04 psf for regional mall store leases terminating or expiring in the same period. In addition, we were able to increase temporary tenant income $0.7 million during the period due to our ability to rent unoccupied in-line space. These increases in minimum rents were offset by a decrease in straight-line rent revenues. Our operating income also includes a $6.7 million increase in outlot land parcel sales, primarily at two properties. Our lease settlement revenues increased $3.7 million as a result of several tenant lease buy-outs and our repairs and maintenance expenses decreased $1.8 million due to lower snow removal costs. The change in operating income includes the net positive impact of the Property Transactions of $1.3 million.

        These positive trends realized in operating income were offset by a $3.2 million increase in depreciation and amortization primarily due to an increase in depreciable real estate resulting from renovation and expansion activities, as well as increased tenant cost amortization. Our property operating expenses increased primarily due to increased insurance costs of $3.0 million, which was anticipated. Revenues from our SBV and SBN initiatives decreased $5.9 million primarily due to a contract termination payment recognized in 2001. In addition, we recognized $5.4 million of other expense for the fair value and transaction costs of our Euro collar hedge which we executed in connection with the anticipated acquisition of the assets of Rodamco North America, N.V. The acquisition and hedge transaction are described further in our Liquidity and Capital Resources section. Overage rents decreased $1.6 million resulting from lower sales levels. Interest income decreased $2.0 million during 2002 due to the lower interest rate environment.

        Interest expense during 2002 decreased $10.1 million, or 6.4% compared to the same period in 2001. This decrease is primarily due to lower interest rates during 2002.

        Income from unconsolidated entities decreased $2.3 million in 2002, resulting from a $5.2 million increase in income from unconsolidated partnerships and joint ventures, and a $7.5 million decrease in income from the Management Company. The increase in joint venture income related to lower interest rates and the acquisition of Fashion Valley Mall in October 2001. Included in the Management Company decrease is our share of the increased losses associated with MerchantWired LLC of $8.4 million, net. This includes our share of a $4.2 million net impairment charge on certain technology assets and other non-

recurring charges. Note 6 of the Notes to Financial Statements includes combined balance sheets and results of operations for our joint venture unconsolidated entities.

        During 2001 we recorded a $1.6 million expense as a cumulative effect of an accounting change, which includes our $1.4 million share from unconsolidated entities, due to the adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. See Note 5 in the Notes to Financial Statements included in this Form 10-Q for discussions of the cumulative effect of accounting changes.

        During 2002 we sold one community center for a gross sales price of $3.0 million, resulting in no gain or loss. In 2001, we recognized a net gain of $2.7 million on the sale of one regional mall, one community center, and one office building for a gross sales price of approximately $20.3 million.

        Income before allocation to limited partners was $60.4 million in 2002, which reflects a decrease of $1.7 million, or 2.7% over 2001, primarily for the reasons discussed above. Income before allocation to limited partners was allocated to the Companies based on SPG's direct ownership of Ocean County Mall and certain net lease assets, and the Companies' preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period. The Companies' weighted average direct and indirect ownership interest in the Operating Partnerships was 72.9% for the period ended March 31, 2002 and 72.4% for the period ended March 31, 2001.

        Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units issued in connection with the 1999 New England Development Acquisition (the "NED Acquisition"). Preferred dividends of subsidiary prior to July 1, 2001 represented distributions on preferred stock of SPG Properties, Inc. See Note 3 of the Notes to Financial Statements for the Companies' 2001 Annual Report to Shareholders filed as an exhibit to the Companies' Form 10-K for the year ended December 31, 2001 for a description of the NED Acquisition.

Liquidity and Capital Resources

        Our balance of unrestricted cash and cash equivalents was $243.3 million as of March 31, 2002, including $68.3 million related to our gift certificate program, which we do not consider available for general working capital purposes. We have a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had available credit of $827.5 million at March 31, 2002. The Credit Facility bears interest at LIBOR plus 65 basis points and provides for different pricing based upon our corporate credit rating. The Credit Facility had an initial maturity of August 2002, with an additional one-year extension available at our option. Subsequent to March 31, 2002, we refinanced the Credit Facility, with essentially the same terms, and extended the maturity date to April 2005 with an additional one-year extension available at our option. SPG and the SPG Operating Partnership also have access to public equity and debt markets. Our current corporate ratings are Baa1 by Moody's Investors Service and Bbb+ by Standard & Poor's.

        We anticipate that cash generated from operating performance will provide the funds we need on a short- and long-term basis for operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to shareholders in accordance with REIT requirements. Through March 31, 2002, our cash flow from operations and distributions from joint ventures included in investing activities totaled $161.9 million. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from:

  •
  excess cash generated from operating performance

  •
  working capital reserves

  •
  additional debt financing

  •
  additional equity raised in the public markets

        These sources may be negatively impacted by the bankruptcy of tenants, declines in occupancy at our malls, or the inability to refinance properties due to downturns in the interest rate environment. However, we expect to be able to successfully replace any departing tenants and do not currently anticipate any hindrances in refinancing activities.

  Financing and Debt

        The following table summarizes the material aspects of our future obligations:

	Through December 31, 2002	2003 – 2004	2005 – 2007	After 2007	Total
Long Term Debt
Consolidated (1)	$135,793	$3,244,703	$2,915,246	$2,384,399	$8,680,141
Joint Ventures (1)	64,123	462,168	837,606	1,050,888	2,414,785

Total Long Term Debt	199,916	3,706,871	3,752,852	3,435,287	11,094,926
Ground Lease commitments	5,564	14,011	20,695	468,900	509,170

Total	$205,480	$3,720,882	$3,773,547	$3,904,187	$11,604,096

(1)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

        The debt of our joint ventures is the liability of the joint venture partnerships and is typically secured by the joint venture property. We guarantee and therefore are contractually obligated to fund $83.1 million of our total $2.4 billion share of joint venture debt stated above. Included in these guarantees, we have guaranteed 30% of a $113.8 million construction loan at one of the joint venture Properties which matures in June 2002. We are involved in discussions with our equity partner, the construction loan lender and other potential lenders. We expect the construction loan to be refinanced or the maturity date to be extended, however, obtaining the refinancing or extension could require additional equity funding. If we have to fund the guarantee, we believe that the additional investment will be realizable. In addition we have guaranteed other obligations totaling approximately $29.8 million on a certain unconsolidated entity.

        We had combined consolidated debt of $8.8 billion as of March 31, 2002, of which $7.1 billion was fixed-rate debt, bearing interest at a weighted average rate of 7.1% and $1.7 billion was variable-rate debt bearing interest at a weighted average rate of 3.4%. As of March 31, 2002, we had interest rate protection agreements related to $758.0 million of combined consolidated variable-rate debt. Our interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates in 2002.

        On March 15, 2002, we retired $250.0 million of 9% bonds with proceeds from the Credit Facility. On February 28, 2002, we refinanced our $150.0 million term loan, with essentially the same terms, extended its maturity date to February 28, 2003 with an additional one-year extension of the maturity date available at our option.

        Distributions.    The Companies declared a common stock dividend of $0.525 per share in the first quarter of 2002. The current combined annual distribution rate is $2.10 per Paired Share. Dividends during 2001 aggregated $2.08 per share. Future distributions will be determined based on actual results of operations and cash available for distribution. On May 8, 2002, the Company approved an increase in the annual distribution rate to $2.20 per Paired Share effective in the second quarter of 2002. Our required distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. As evidenced by our $161.9 million of net cash provided by operating activities and distributions from joint ventures included in investing activities for the three months ended March 31, 2002, we are able to distribute the required level of dividends.

  Acquisitions and Disposals

        We continue to review and evaluate acquisition opportunities and will continue our focus on acquiring highly productive, market dominant regional malls. We believe that acquisition activity is a component of our growth strategy and amounts available under the Credit Facility, together with the ability to issue shares of common stock, Units and debt securities, provide adequate means to finance certain acquisitions. We cannot assure you that we will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including the sale of debt or equity securities, to finance significant acquisitions, if any.

        During the first quarter, we signed a definitive agreement to purchase, jointly with Westfield America Trust and The Rouse Company, the assets of Rodamco North America N.V. for $5.4 billion. Our portion of the acquisition includes the purchase of the remaining ownership interests in four of our existing joint venture assets and new ownership interests in nine additional properties. Our share of the purchase price was $1.59 billion including $579 million in debt and perpetual preferred stock assumed. The balance was paid in cash at closing and, initially, was funded by the existing Credit Facility and an acquisition facility of $600 million. The acquisition facility is a 12-month credit facility which bears interest at LIBOR plus 65 basis points. A portion of the purchase price was denominated in Euros. The transaction closed on May 3, 2002. Concurrent with the acquisition of the assets of Rodamco North America, N.V., we entered into new joint venture agreements for three properties included as part of the Rodamco North America, N.V. acquisition with a third party. We sold partnership interests in these three properties for approximately $391 million, including approximately $197 million of cash and approximately $194 million of debt assumed.

        In connection with the expected acquisition of the assets of Rodamco North America N.V. we entered into a EUR 795.1 million collar transaction to manage our exposure to fluctuations in the Euro currency. This derivative transaction effectively maintains our purchase price between a conversion rate of 0.91 Euros and 0.864 Euros. The fluctuation in earnings from this transaction will be partially offset by changes in our final purchase price. We believe that this derivative transaction is in the best interest of our shareholders due to the magnitude of our potential exposure. Current hedge accounting explicitly states that the effects of a hedge of a business combination must be reported through earnings and cannot be capitalized as part of the purchase price. Therefore, we expect some volatility in our earnings for the first two quarters of 2002. We recorded $5.4 million of expense for the period ending March 31, 2002 for this transaction which relates primarily to the fair value of the collar, consisting entirely of time value, and includes transaction costs. We terminated the collar subsequent to March 31, 2002 and received $3.6 million of cash. Therefore, we will record a positive impact to income of $8.4 million in the second quarter. Simultaneously with the termination of the collar we entered into a short term forward contract for approximately EUR 795 million to effectively lock in our exchange rate upon closing of this transaction. As a result, we have foreign currency exposure in the second quarter, which may cause volatility in our earnings.

  Disposals

        During the first three months of 2002, we sold our ownership interest in one community center for a gross sales price of $3.0 million, resulting in no gain or loss. The net proceeds of approximately $2.8 million were used for general working capital purposes. The community center was one of nine properties considered held for sale as of December 31, 2001 and another property classified as held for sale was sold subsequent to March 31, 2002.

        Subsequent to March 31, 2002, we sold our ownership interest in one specialty retail center for a gross sales price of $76.3 million, including cash of $46.6 million and our share of $59.1 million of debt assumed, resulting in a net gain of $38.8 million.

        In addition, subsequent to March 31, 2002, we decided to divest all of our interests in the five value-oriented super-regional malls, which we accounted for as joint ventures, with the Mills Corporation, who managed the properties. These assets are no longer part of our on-going real estate ownership strategy. We have agreed to sell these joint-venture interests to Mills Corporation for $448 million, including approximately $175 million of cash and the assumption of approximately $273 million of joint-venture debt. The transaction will result in a gain in excess of $100 million subject to final closing and pro-rations. The proceeds from this sale will be used to fund other acquisitions of other market dominant regional malls. We expect the transaction to close by May 31, 2002.

        In addition to the Property sales described above, as a continuing part of our long-term strategic plan, we continue to pursue the sale of our remaining non-retail holdings and a number of retail assets that are no longer aligned with our strategic criteria, including five Properties currently under contract for sale. We may decide to sell Properties that are held for use, in which case the sale prices of these assets may be less than the carrying value of the related assets.

  Development Activity

        We pursue new development as well as strategic expansion and renovation activity when we believe the investment of our capital meets our risk-reward criteria.

        New Developments.    Development activities are an ongoing part of our business. During 2001, we opened two new Properties aggregating approximately 0.8 million square feet of GLA. In total, our share of new developments for Portfolio Properties in 2001 was approximately $121.3 million. With no new developments currently under construction, we expect 2002 pre-development costs to be approximately $10 million.

        Strategic Expansions and Renovations.    One of our key objectives is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. We invested approximately $118.2 million on redevelopment projects during 2001. We have some renovation and/or expansion projects currently under construction, or in preconstruction development and expect to invest approximately $100 million on redevelopment in 2002.

        International.    The SPG Operating Partnership has a 32.3% ownership interest in European Retail Enterprises, B.V. ("ERE"), which is accounted for using the equity method of accounting. ERE also operates through a wholly-owned subsidiary Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, lessors and managers. Our current total investment in ERE and BEG, including subordinated debt, is approximately $73.5 million. The current estimated additional commitment, including subordinated debt, is approximately $28 million. However, since our future commitments are subject to certain performance and other criteria, including our approval of development projects, these additional commitments may vary. The agreements with BEG and ERE are structured to allow us to acquire an additional 28.6% ownership interest over time. As of March 31, 2002, BEG and ERE had four Properties open in Poland and two in France.

        Technology Initiatives.    We continue with our technology initiatives through two investments: MerchantWired LLC and Constellation Real Technologies. Constellation is a consortium of leading real estate companies. Its primary asset is an investment in FacilityPro, a purchasing aggregation company. Our share of the total carrying amount of and receivables from our investments is approximately $32.6 million as of March 31, 2002 with our investment in and receivables from MerchantWired LLC totaling $29.8 million. We own an approximately 53% indirect non-controlling interest in MerchantWired LLC. We, along with the other members of MerchantWired LLC, have executed a definitive agreement for, and are in the final stages of completing, a sale of all their collective interests in MerchantWired LLC to a third party for cash and contingent consideration. Completing the sale is subject to finalizing the termination or modification of certain third party contracts, the buyer obtaining credit approval from its lenders, and certain other matters. In connection with this transaction, we will also acquire approximately $24 million of cable and related infrastructure from MerchantWired LLC and will make an $8 million additional contribution to MerchantWired LLC. These proceeds, along with proceeds from other members, will be used by MerchantWired LLC to satisfy amounts outstanding under various lease arrangements and trade payables, resulting in the members being relieved of all guarantee obligations. We expect the transaction to close by the end of May. The amount of contingent consideration due us and the other members will be determined based upon a multiple of annualized December 2003 and December 2004 MerchantWired LLC revenues. If this transaction is not completed, the future of MerchantWired LLC will be impacted unless MerchantWired LLC is able to obtain future capital commitments.

  Investing and Financing Activities

        Cash provided by investing activities of $29.8 million for the three months ended March 31, 2002 includes distributions from unconsolidated entities of $62.4 million, and net proceeds of $2.8 million from the sale of one property previously mentioned. These cash sources are partially offset by capital expenditures of $29.9 million, investments in unconsolidated joint ventures of $5.4 million, and advances to the Management Company of $0.1 million. Capital expenditures include development costs of $9.3 million, renovation and expansion costs of $12.5 million and tenant costs and other operational capital expenditures of $8.1 million.

        Cash used in financing activities for the three months ended March 31, 2002 was $145.9 million and includes net distributions of $117.5 million and net payments of $28.4 million.

EBITDA—Earnings from Operating Results before Interest, Taxes, Depreciation and Amortization

        We believe that there are several important factors that contribute to our ability to increase rent and improve profitability of our shopping centers, including aggregate tenant sales volume, comparable sales per square foot, occupancy levels and tenant occupancy costs. Each of these factors has a significant effect on EBITDA. We believe that EBITDA is an effective measure of shopping center operating performance because:

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

        The following summarizes total EBITDA for the Portfolio Properties and the operating profit margin of such properties, which is equal to total EBITDA expressed as a percentage of total revenue:

	For Three Months Ended March 31,
(in thousands)	2002	% change	2001	% change
Consolidated Properties	$312,156		$315,889
Unconsolidated Properties	211,551		198,862

Total Portfolio Properties	$523,707	1.7%	$514,751	6.2%

After minority interest (1)	$392,491	0.5%	$390,685	4.1%

Operating profit margin of the Portfolio Properties(2)	63.6%		64.3%
(1)
EBITDA after minority interest represents our allocable portion of earnings before interest, taxes, depreciation and amortization for all Properties based on our economic ownership in each Property.

(2)
2002 includes $5.4 million of fair value and transaction costs of Euro dollar hedge. Excluding these charges, the operating margin would have been 64.2% for 2002.

        Portfolio EBITDA in the first quarter of 2002 continued to grow despite the slowing economic environment. Offsetting the slowing trends in EBITDA was the $10.1 million decrease in interest expense in 2002 from 2001 as a result of the lower interest rate environment. The leverage inherent in the mall business acts as a natural hedge in a weakening economy, in which it is more difficult to sustain operating profits. A lower interest rate environment will cushion the impact of soft-core business fundamentals.

FFO-Funds from Operations

        FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO, as defined by NAREIT, means consolidated net income:

  •
  without giving effect to real estate related depreciation and amortization,

  •
  without giving effect to gains or losses from extraordinary items, and

  •
  without giving effect to gains or losses on sales of real estate,

  •
  plus the allocable portion of funds from operations of unconsolidated joint ventures based on economic ownership interest,

  •
  all determined on a consistent basis in accordance with accounting principles generally accepted in the United States.

        Effective January 1, 2000, we adopted NAREIT's clarification in the definition of FFO, which requires the inclusion of the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting change or resulting from the sales of depreciable real estate. However, we also exclude from FFO write-off of technology investments and impairment of investment properties. In addition, FFO:

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

        The following summarizes our FFO and that of the Companies and reconciles our combined income before extraordinary items and cumulative effect of accounting change to our FFO for the periods presented:

	For the Three Months Ended March 31,
	2002	2001
	(in thousands)
Our FFO	$189,975	$177,569

Reconciliation:
Income before extraordinary items and cumulative effect of accounting change	$60,425	$63,775
Plus:
Depreciation and amortization from combined consolidated properties	110,358	106,166
Our share of depreciation and amortization from unconsolidated affiliates	36,343	31,257
Gain on sale of real estate	—	(2,711)
Our share of impairment charge and other from MerchantWired, LLC, net	4,178	—
Less:
Minority interest portion of depreciation and amortization and extraordinary items	(1,995)	(1,487)
Preferred distributions (Including those of subsidiaries)	(19,334)	(19,431)

Our FFO	$189,975	$177,569

FFO allocable to the Companies	$148,386	$128,766

Portfolio Data

        Operating statistics give effect to newly acquired properties beginning in the year of acquisition. Operating statistics do not include those properties located outside of the United States. The following table summarizes some of the key operating statistics for our regional malls we feel are necessary to understand our business:

	For the Three Months Ended March 31,
	2002	% Change	2001	% Change
Occupancy	90.9%		90.2%
Average Base Rent per Square Foot	$29.51	3.2%	$28.60	3.9%
Comparable Sales Per Square Foot	$382.8	(1.7%)	$389.4	1.1%

        Occupancy Levels and Average Base Rents.    Occupancy and average base rent is based on mall and freestanding gross leasable area ("GLA") owned by the Operating Partnerships ("Owned GLA") at mall and freestanding stores in the regional malls and all tenants at community shopping centers. We believe the consistent level in regional mall occupancy is a result of the overall quality of our Portfolio. The result of changes in occupancy is a direct or indirect increase in nearly every category of revenue. Our Portfolio has maintained consistent occupancy and increased average base rents even in the slowing economy in 2002.

        Comparable Sales per Square Foot.    Sales Volume includes total reported retail sales at Owned GLA in the regional malls and all reporting tenants at community shopping centers. Retail sales at Owned GLA affect revenue and profitability levels because they are a component in determining the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

Seasonality

        The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. Our earnings are generally highest in the fourth quarter of each year as a result of the above.

Energy Management Services

        On September 30, 1999, Simon Property Group, L.P. entered into a multi-year contract with Enron Energy Services for Enron to supply or manage all of the energy commodity requirements for the wholly-owned properties and many of the company's joint venture partnerships. As result of the December 2001 bankruptcy filing by Enron and Enron's failure to perform under the terms of the contract, we assumed total control over the management of its energy assets throughout the Portfolio, including the purchase and payment of utilities and maintenance and repair of energy related equipment. The majority of these costs and expenses are recoverable from our tenants.

        In addition, as part of our original agreement with Enron we required that it contract with our existing service providers for the maintenance and repair work on our energy assets. This allowed us to convert back to our prior contractual agreements while keeping the same work force and scope of work. There was no service interruption to any of our malls or tenants, and we are once again actively self-managing our energy business, just as we had done prior to the Enron contract. Enron has not formally rejected our contract yet, although we expect that to occur. We do not anticipate adverse financial consequences from the Enron bankruptcy and ultimate rejection of our contract.

Insurance

        Our portfolio-wide general liability and property insurance policies expired on December 31, 2001. We renewed these policies, the cost of which is predominantly passed through to tenants, at similar coverage levels, but at price increases aggregating approximately 30% due to the impacts of September 11, 2001. All of the Portfolio Properties have insurance coverage for 2002. The exception to coverage levels is in the area of terrorism, which is now excluded from our new property coverage. To offset the drastic increases in insurance costs, we have taken measures to keep overall recoverable costs down to ensure that tenant costs per square foot do not increase significantly. During the first quarter of 2002, we purchased two stand-alone policies of terrorism insurance, each with $100.0 million aggregate limits. One policy insures Mall of America and one is a blanket policy providing $100.0 million aggregate limits for the remainder of our Portfolio Properties. These policies run through the end of 2002. As a result, all of our Properties within our Portfolio are covered by terrorism insurance.

Retail Climate and Tenant Bankruptcies

        Retailer bankruptcy filings are normal in the course of our operations. Although the overall retail environment is improving, it is still softer than normal. We are currently releasing vacant spaces resulting from tenant terminations. Pressures which affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from these store closings or bankruptcies.

        The geographical diversity of our Portfolio mitigates some of our risk in the event of an economic downturn. In addition, the diversity of our tenant mix also is a factor because no single retailer represents either more than 2.0% of total GLA or more than 3.5% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. Our previously demonstrated ability to successfully retenant anchor and in line store locations reflects our resilience to fluctuations in economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, successful execution of a releasing strategy is not assured.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

        Sensitivity Analysis.    We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt or, in the case of a fair value hedge, to effectively convert fixed rate debt to variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2002, a 0.50% increase in the market rates of interest would decrease annual future earnings and cash flows by approximately $7.6 million, and would decrease the fair value of debt by approximately $458.6 million. A 0.50% decrease in the market rates of interest would increase annual future earnings and cash flows by approximately $7.6 million, and would increase the fair value of debt by approximately $526.2 million.

Part II – Other Information

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

    (d)
    Unregistered Sales of Equity Securities

      During the first quarter of 2002, the Companies issued 100,000 Paired Shares to a limited partner in exchange for an equal number of Units. The issuance of the shares was made pursuant to the terms of the partnership agreements for the Operating Partnerships and was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) as an exempt private offering. The Companies subsequently registered the resale of the Paired Shares under the Securities Act.

  Please refer to Note 9 of the combined financial statements for a summary of material pending litigation.

Item 6: Exhibits and Reports on Form 8-K

    (a)
    Exhibits

      None.

    (b)
    Reports on Form 8-K

      Two reports on Form 8-K were filed during the current period.

              On January 13, 2002 under Item 5 – Other Events, SPG reported the issuance of a joint press release with Westfield America Trust and The Rouse Company, announcing their agreement to jointly purchase the assets of Rodamco North America N.V. for $5.3 billion.

              On February 13, 2002 under Item 5 – Other Events, SPG reported that it made available additional ownership and operational information concerning the Companies, the Operating Partnerships, and the properties owned or managed as of December 31, 2001, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, SPG reported that, on February 7, 2002, it issued a press release containing information on earnings as of December 31, 2001 and other matters. A copy of the press release was included as an exhibit to the filing.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC.
/s/ STEPHEN E. STERRETT Stephen E. Sterrett, Executive Vice President and Chief Financial Officer
Date: May 15, 2002

QuickLinks

Combined Balance Sheets
Combined Statements of Operations and Comprehensive Income
Combined Statements of Cash Flows
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Unaudited Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part II – Other Information
  Item 1: Legal Proceedings
  Item 2: Changes in Securities and Use of Proceeds
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURE