Form 10-Q
period 2002-09-30
SIMON PROPERTY GROUP INC /DE/; SPG REALTY CONSULTANTS INC
filed 2002-11-08
CIK 1063761, 1067173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES    ☒        NO    ☐

As of October 15, 2002, 184,434,340 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding, and were paired with 1,876,383 shares of common stock, par value $0.0001 per share, of SPG Realty Consultants, Inc.

SIMON PROPERTY GROUP, INC. AND
SPG REALTY CONSULTANTS, INC.

FORM 10-Q

INDEX

		Page
Part I — Financial Information
Item 1:	Financial Statements
Simon Property Group, Inc. and SPG Realty Consultants, Inc.:
	Combined Balance Sheets as of September 30, 2002 and December 31, 2001	3
	Combined Statements of Operations and Comprehensive Income for the three-month and nine-month periods ended September 30, 2002 and 2001	4
	Combined Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001	5
Simon Property Group, Inc.:
	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	6
	Consolidated Statements of Operations and Comprehensive Income for the three-month and nine-month periods ended September 30, 2002 and 2001	7
	Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001	8
SPG Realty Consultants, Inc.:
	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	9
	Consolidated Statements of Operations for the three-month and nine- month periods ended September 30, 2002 and 2001	10
	Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001	11
Condensed Notes to Financial Statements		12
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3:	Qualitative and Quantitative Disclosure About Market Risk	35
Item 4:	Controls and Procedures	36
Part II — Other Information
Items 1 through 6		37
Signatures		38
Certifications		39-40

Simon Property Group, Inc. and SPG Realty Consultants, Inc.
Combined Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS:
Investment properties, at cost	$14,200,694	$13,194,396
Less — accumulated depreciation	2,138,588	1,877,175

	12,062,106	11,317,221
Cash and cash equivalents	225,799	259,760
Tenant receivables and accrued revenue, net	272,887	316,842
Notes and advances receivable from Management Company and affiliates	103,933	79,738
Investment in unconsolidated entities, at equity	1,694,693	1,451,137
Goodwill, net	37,212	37,212
Deferred costs, other assets, and minority interest, net	384,068	349,044

Total assets	$14,780,698	$13,810,954

LIABILITIES:
Mortgages and other indebtedness	$9,549,174	$8,841,378
Accounts payable and accrued expenses	568,090	544,431
Cash distributions and losses in partnerships and joint ventures, at equity	12,514	26,084
Accrued dividends	—	816
Other liabilities and minority interest	153,318	212,463

Total liabilities	10,283,096	9,625,172

COMMITMENTS AND CONTINGENCIES (Note 10)
LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIPS	875,072	820,239
LIMITED PARTNERS' PREFERRED INTEREST IN THE SPG OPERATING PARTNERSHIP	150,852	150,852
SHAREHOLDERS' EQUITY:
CAPITAL STOCK OF SIMON PROPERTY GROUP, INC. (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):
All series of preferred stock, 100,000,000 shares authorized, 16,830,075 and 16,879,896 issued and outstanding, respectively. Liquidation values $858,024 and $907,845, respectively.	814,159	877,468
Common stock, $.0001 par value, 400,000,000 shares authorized, 184,434,340 and 172,700,861 issued, respectively	18	17
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000 issued and outstanding	1	1
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—
CAPITAL STOCK OF SPG REALTY CONSULTANTS, INC.:
Common stock, $.0001 par value, 7,500,000 shares authorized, 1,876,383 and 1,759,049 issued and outstanding, respectively	—	—
Capital in excess of par value	3,685,373	3,347,567
Accumulated deficit	(955,274)	(927,654)
Accumulated other comprehensive income	(7,081)	(9,893)
Unamortized restricted stock award	(13,000)	(20,297)
Common stock held in treasury at cost, 2,098,555 shares	(52,518)	(52,518)

Total shareholders' equity	3,471,678	3,214,691

	$14,780,698	$13,810,954

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and SPG Realty Consultants, Inc.
Unaudited Combined Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE:
Minimum rent	$332,474	$312,328	$962,351	$926,845
Overage rent	9,795	8,568	25,017	25,581
Tenant reimbursements	165,732	146,308	473,486	441,271
Other income	42,745	33,443	102,319	85,896

Total revenue	550,746	500,647	1,563,173	1,479,593

EXPENSES:
Property operating	97,049	81,620	272,463	243,060
Depreciation and amortization	125,618	111,196	352,805	324,459
Real estate taxes	54,621	45,807	159,846	147,320
Repairs and maintenance	18,926	17,287	54,452	56,347
Advertising and promotion	14,483	14,049	38,122	40,473
Provision for credit losses	2,267	2,677	6,979	7,824
Other (Note 10)	8,006	13,552	25,844	27,098

Total operating expenses	320,970	286,188	910,511	846,581

OPERATING INCOME	229,776	214,459	652,662	633,012
Interest expense	152,217	149,044	450,714	456,938

Income before minority interest	77,559	65,415	201,948	176,074
Minority interest	(1,811)	(2,486)	(6,369)	(7,717)
Gain (Loss) on sales of assets and other, net (Note 11)	76	(131)	170,383	2,552

Income before unconsolidated entities	75,824	62,798	365,962	170,909
Loss from MerchantWired, LLC, net (Note 7)	—	(5,651)	(32,742)	(12,359)
Income from other unconsolidated entities	22,933	12,438	66,183	44,780

Income before extraordinary items and cumulative effect of accounting change	98,757	69,585	399,403	203,330
Extraordinary items — Debt related transactions (Note 11)	(1,822)	(220)	14,317	(245)
Cumulative effect of accounting change (Note 6)	—	—	—	(1,638)

Income before allocation to limited partners	96,935	69,365	413,720	201,447
LESS:
Limited partners' interest in the Operating Partnerships	19,514	13,780	94,618	39,400
Preferred distributions of the SPG Operating Partnership	2,835	2,835	8,505	8,582
Preferred dividends of subsidiary	—	—	—	14,668

NET INCOME	74,586	52,750	310,597	138,797
Preferred dividends	(15,683)	(16,499)	(48,518)	(34,861)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$58,903	$36,251	$262,079	$103,936

BASIC EARNINGS PER COMMON PAIRED SHARE:
Income before extraordinary items and cumulative effect of accounting change	$0.33	$0.21	$1.41	$0.61

Net income	$0.32	$0.21	$1.47	$0.60

DILUTED EARNINGS PER COMMON PAIRED SHARE:
Income before extraordinary items and cumulative effect of accounting change	$0.33	$0.21	$1.41	$0.61

Net income	$0.32	$0.21	$1.47	$0.60

Net Income	$74,586	$52,750	$310,597	$138,797
Cumulative effect of accounting change	—	—	—	(1,995)
Unrealized gain (loss) on interest rate hedge agreements	680	(4,978)	1,099	(11,071)
Net losses on derivative instruments reclassified from accumulated other	—	—
comprehensive income into interest expense	(498)	1,183	1,656	2,846
Other	23	1,936	57	(44)

Comprehensive Income	$74,791	$50,891	$313,409	$128,533

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and SPG Realty Consultants, Inc.
Unaudited Combined Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$310,597	$138,797
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	364,321	329,972
Extraordinary items	(14,317)	245
Cumulative effect of accounting change	—	1,638
Gain on sales of assets and other, net	(170,383)	(2,552)
Limited partners' interest in Operating Partnerships	94,618	39,400
Preferred dividends of Subsidiary	—	14,668
Preferred distributions of the SPG Operating Partnership	8,505	8,582
Straight-line rent	(4,225)	(7,267)
Minority interest	6,369	7,717
Minority interest distributions	(9,506)	(11,842)
Equity in income of unconsolidated entities	(33,441)	(32,421)
Distributions of income from unconsolidated entities	53,680	43,765
Changes in assets and liabilities —
Tenant receivables and accrued revenue	50,827	43,507
Deferred costs and other assets	(10,218)	(29,864)
Accounts payable, accrued expenses and other liabilities	(120,672)	(40,348)

Net cash provided by operating activities	526,155	503,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,127,474)	—
Capital expenditures, net	(154,531)	(217,819)
Cash from acquisitions	8,516	8,156
Net proceeds from sale of assets and partnership interests	425,059	19,550
Investments in unconsolidated entities	(65,780)	(112,856)
Distributions of capital from unconsolidated entities	163,766	101,560
Investments in and advances to Management Company and affiliate	(11,861)	(3,792)

Net cash used in investing activities	(762,305)	(205,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock, net	341,360	7,250
Minority interest contributions	641	1,713
Preferred dividends of Subsidiary	—	(14,668)
Preferred distributions of the SPG Operating Partnership	(8,505)	(8,582)
Preferred dividends and distributions to shareholders	(339,031)	(302,686)
Distributions to limited partners	(103,729)	(100,926)
Mortgage and other note proceeds, net of transaction costs	2,394,416	1,452,241
Mortgage and other note principal payments	(2,082,963)	(1,394,516)

Net cash provided by (used in) financing activities	202,189	(360,174)

DECREASE IN CASH AND CASH EQUIVALENTS	(33,961)	(61,378)
CASH AND CASH EQUIVALENTS, beginning of period	259,760	223,111

CASH AND CASH EQUIVALENTS, end of period	$225,799	$161,733

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS:
Investment properties, at cost	$14,193,533	$13,187,235
Less — accumulated depreciation	2,137,099	1,875,751

	12,056,434	11,311,484
Cash and cash equivalents	223,846	254,906
Tenant receivables and accrued revenue, net	272,741	314,830
Notes and advances receivable from Management Company and affiliates	103,175	82,612
Investment in unconsolidated entities, at equity	1,687,153	1,443,618
Goodwill, net	37,212	37,212
Deferred costs, other assets, and minority interest, net	384,035	348,863

Total assets	$14,764,596	$13,793,525

LIABILITIES:
Mortgages and other indebtedness	$9,549,174	$8,841,378
Accounts payable and accrued expenses	567,707	540,466
Cash distributions and losses in partnerships and joint ventures, at equity	12,514	26,084
Accrued dividends	—	816
Other liabilities and minority interest	154,457	212,823

Total liabilities	10,283,852	9,621,567

COMMITMENTS AND CONTINGENCIES (Note 10)
LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP	870,732	816,496
LIMITED PARTNERS' PREFERRED INTEREST IN THE SPG OPERATING PARTNERSHIP	150,852	150,852
SHAREHOLDERS' EQUITY (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):
All series of preferred stock, 100,000,000 shares authorized, 16,830,075 and 16,879,896 issued and outstanding, respectively. Liquidation values $858,024 and $907,845, respectively	814,159	877,468
Common stock, $.0001 par value, 400,000,000 shares authorized, 184,434,340 and 172,700,861 issued, respectively	18	17
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000 issued and outstanding	1	1
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,670,445	3,333,485
Accumulated deficit	(953,053)	(923,842)
Accumulated other comprehensive income	(7,081)	(9,893)
Unamortized restricted stock award	(13,000)	(20,297)
Common stock held in treasury at cost, 2,098,555 shares	(52,329)	(52,329)

Total shareholders' equity	3,459,160	3,204,610

	$14,764,596	$13,793,525

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE:
Minimum rent	$332,488	$312,349	$962,359	$926,906
Overage rent	9,795	8,568	25,017	25,581
Tenant reimbursements	165,732	146,307	473,486	441,271
Other income	42,739	32,016	100,758	82,937

Total revenue	550,754	499,240	1,561,620	1,476,695

EXPENSES:
Property operating	97,048	80,990	271,426	241,840
Depreciation and amortization	125,595	111,173	352,737	324,391
Real estate taxes	54,621	45,819	159,833	147,320
Repairs and maintenance	18,926	17,286	54,449	56,345
Advertising and promotion	14,483	14,049	38,122	40,473
Provision for credit losses	2,267	2,676	6,979	7,828
Other (Note 10)	7,949	12,621	25,146	26,125

Total operating expenses	320,889	284,614	908,692	844,322

OPERATING INCOME	229,865	214,626	652,928	632,373
Interest expense	152,207	149,030	450,605	456,924

Income before minority interest	77,658	65,596	202,323	175,449
Minority interest	(1,811)	(2,486)	(6,369)	(7,839)
Gain (Loss) on sales of assets and other, net (Note 11)	76	(131)	169,238	2,552

Income before unconsolidated entities	75,923	62,979	365,192	170,162
Loss from MerchantWired, LLC, net (Note 7)	—	(5,651)	(32,742)	(12,359)
Income from other unconsolidated entities	21,889	12,484	64,786	44,904

Income before extraordinary items and cumulative effect of accounting change	97,812	69,812	397,236	202,707
Extraordinary items — Debt related transactions (Note 11)	(1,822)	(220)	14,317	(245)
Cumulative effect of accounting change (Note 6)	—	—	—	(1,638)

Income before allocation to limited partners	95,990	69,592	411,553	200,824
LESS:
Limited partners' interest in the Operating Partnerships	19,268	13,842	94,042	39,228
Preferred distributions of the SPG Operating Partnership	2,835	2,835	8,505	8,582
Preferred dividends of subsidiary	—	—	—	14,668

NET INCOME	73,887	52,915	309,006	138,346
Preferred dividends	(15,683)	(16,499)	(48,518)	(34,861)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$58,204	$36,416	$260,488	$103,485

BASIC EARNINGS PER COMMON SHARE:
Income before extraordinary items and cumulative effect of accounting change	$0.32	$0.21	$1.40	$0.61

Net income	$0.31	$0.21	$1.46	$0.60

DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary items and cumulative effect of accounting change	$0.32	$0.21	$1.40	$0.61

Net income	$0.31	$0.21	$1.46	$0.60

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	185,532	172,759	178,013	172,413

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	186,262	172,862	179,919	172,745

Net Income	$73,887	$52,915	$309,006	$138,346
Cumulative effect of accounting change	—	—	—	(1,995)
Unrealized gain (loss) on interest rate hedge agreements	182	(4,978)	601	(11,071)
Net losses on derivative instruments reclassified from accumulated other	—	—
comprehensive income into interest expense	—	1,183	2,154	2,846
Other	23	1,936	57	(44)

Comprehensive Income	$74,092	$51,056	$311,818	$128,082

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$309,006	$138,346
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	364,253	329,904
Extraordinary items	(14,317)	245
Cumulative effect of accounting change	—	1,638
Gain on sales of assets and other, net	(169,238)	(2,552)
Limited partners' interest in Operating Partnership	94,042	39,228
Preferred dividends of Subsidiary	—	14,668
Preferred distributions of the SPG Operating Partnership	8,505	8,582
Straight-line rent	(4,225)	(7,267)
Minority interest	6,369	7,839
Minority interest distributions	(9,506)	(11,842)
Equity in income of unconsolidated entities	(32,044)	(32,545)
Distributions of income from unconsolidated entities	53,680	43,765
Changes in assets and liabilities —
Tenant receivables and accrued revenue	53,918	45,079
Deferred costs and other assets	(3,991)	(32,538)
Accounts payable, accrued expenses and other liabilities	(127,191)	(42,660)

Net cash provided by operating activities	529,261	499,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,127,474)	—
Capital expenditures, net	(154,531)	(217,958)
Cash from acquisitions	9,272	8,156
Proceeds from sale of assets	422,539	19,550
Investments in unconsolidated entities	(65,780)	(112,856)
Distributions of capital unconsolidated entities	163,766	101,560
Investments in and advances to Management Company and affiliate	(9,435)	(5,266)
Loan to the SRC Operating Partnership	—	5,597

Net cash used in investing activities	(761,643)	(201,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock, net	340,493	7,171
Minority interest contributions	641	1,713
Preferred dividends of Subsidiary	—	(14,668)
Preferred distributions of the SPG Operating Partnership	(8,505)	(8,582)
Preferred dividends and distributions to shareholders	(339,031)	(302,686)
Distributions to limited partners	(103,729)	(100,926)
Mortgage and other note proceeds, net of transaction costs	2,394,416	1,452,241
Mortgage and other note principal payments	(2,082,963)	(1,394,516)

Net cash provided by (used in) financing activities	201,322	(360,253)

DECREASE IN CASH AND CASH EQUIVALENTS	(31,060)	(61,580)
CASH AND CASH EQUIVALENTS, beginning of period	254,906	214,404

CASH AND CASH EQUIVALENTS, end of period	$223,846	$152,824

The accompanying notes are an integral part of these statements.

SPG Realty Consultants, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,953	$4,854
Accounts receivable	146	2,011

Total current assets	2,099	6,865
Investment properties, at cost, less accumulated depreciation of $1,489 and $1,424, respectively	5,672	5,737
Note receivable from the Management Company (Interest at 7%, due 2008)	1,233	—
Investment in unconsolidated entities, at equity	7,540	7,519
Other noncurrent assets (including $1,139 and $0 to related parties)	1,172	440

Total assets	$17,716	$20,561

LIABILITIES:
Accounts payable and accrued expenses (including $382 and $91 to related parties)	$382	$3,864

Total current liabilities	382	3,864
Note payable to the Management Company (Interest at 8%, due 2009)	475	2,874

Total liabilities	857	6,738

COMMITMENTS AND CONTINGENCIES (Note 10)
LIMITED PARTNERS' INTEREST IN THE SRC OPERATING PARTNERSHIP	4,340	3,743
SHAREHOLDERS' EQUITY:
Common stock, $.0001 par value, 7,500,000 shares authorized, 1,876,383 and 1,759,049 issued and outstanding, respectively	—	—
Capital in excess of par value	30,035	29,187
Accumulated deficit	(17,327)	(18,918)
Common stock held in treasury at cost, 20,986 shares	(189)	(189)

Total shareholders' equity	12,519	10,080

	$17,716	$20,561

The accompanying notes are an integral part of these statements.

SPG Realty Consultants, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE:
Rental income	$24	$76	$107	$229
Insurance premiums (Note 1)	—	677	1,603	1,738
Other income	19	74	37	295

Total revenue	43	827	1,747	2,262

EXPENSES:
Depreciation and amortization	22	22	68	68
Technology initiatives startup costs	—	—	—	90
Insurance losses (Note 1)	—	566	1,537	1,693
General and administrative expenses (including $101, $299, $301, and $299 to related parties)	110	386	408	422

Total operating expenses	132	974	2,013	2,273

OPERATING INCOME (LOSS)	(89)	(147)	(266)	(11)
Interest expense	10	34	109	615
PLUS:
Minority interest	—	—	—	122
Gain on sale of assets, net	—	—	1,145	1,251

Income (loss) before unconsolidated entities	(99)	(181)	770	747
Income (loss) from unconsolidated entities	1,044	(46)	1,397	(124)

Income (loss) before allocation to limited partners	945	(227)	2,167	623
LESS — Limited partners' interest in the SRC Operating Partnership	246	(62)	576	172

NET INCOME (LOSS)	$699	$(165)	$1,591	$451

BASIC EARNINGS PER COMMON SHARE:
Net income (loss)	$0.38	$(0.10)	$0.89	$0.26

DILUTED EARNINGS PER COMMON SHARE:
Net income (loss)	$0.38	$(0.10)	$0.88	$0.26

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	1,855	1,727	1,780	1,724

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	1,863	1,727	1,799	1,727

The accompanying notes are an integral part of these statements.

SPG Realty Consultants, Inc.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,591	$451
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	68	68
Gain on sales of assets, net	(1,145)	(1,251)
Limited partners' interest in SRC Operating Partnership	576	172
Minority interest	—	(122)
Equity in income of unconsolidated entities	(1,397)	124
Changes in assets and liabilities —
Accounts receivable	(3,091)	(1,572)
Other non-current assets	(7,109)	2,674
Accounts payable and accrued expenses	3,445	2,312

Net cash (used in) provided by operating activities	(7,062)	2,856

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in technology initiatives and other capital expenditures	—	(115)
Cash included in sale and transfer of assets	(756)	(152)
Net proceeds from sales of assets	2,520	1,658

Net cash provided by investing activities	1,764	1,391

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net	867	79
Loan from the SPG Operating Partnership	—	(5,597)
Loan from the Management Company	(2,426)	1,473
Loan from affiliate	3,956	—

Net cash used in financing activities	2,397	(4,045)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,901)	202
CASH AND CASH EQUIVALENTS, beginning of period	4,854	8,707

CASH AND CASH EQUIVALENTS, end of period	$1,953	$8,909

The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, INC. AND
SPG REALTY CONSULTANTS, INC.

Condensed Notes to Unaudited Financial Statements

(Dollars in thousands, except per share amounts and where indicated as in millions or billions)

1.    Organization

            We are Simon Property Group, Inc. ("Simon Property"), a Delaware corporation, a self-administered and self-managed real estate investment trust ("REIT"). Each share of common stock of Simon Property is paired ("Paired Shares") with 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation ("SPG Realty" and together with Simon Property, the "Companies"). Simon Property Group, L.P. (the "SPG Operating Partnership") is the primary subsidiary of Simon Property. Units of ownership interest ("Units") in the SPG Operating Partnership are paired ("Paired Units") with Units in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SPG Realty. In these notes to unaudited financial statements, the terms "we", "us" and "our" refer to the Companies, the Operating Partnerships, and their consolidated subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties primarily through the SPG Operating Partnership. Our real estate properties consist primarily of regional malls and community shopping centers. As of September 30, 2002, we owned or held an interest in 249 income-producing properties in the United States, which consisted of 171 regional malls, 69 community shopping centers, four specialty retail centers and five office and mixed-use properties in 36 states (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail, office space, and/or hotel components. We also own interests in five parcels of land held for future development (together with the Properties, the "Portfolio" or the "Portfolio Properties"). Our share of the carrying amount of these parcels is $40.9 million as of September 30, 2002. In addition, we have ownership interests in certain other real estate assets and ownership interests in eight additional retail real estate properties operating in Europe and Canada. Our leases from retail tenants generate the majority of our revenues through:

  •
  Base minimum rents and cart and kiosk rentals
  •
  Overage and percentage rents based on tenants' sales volume
  •
  Recoveries of common area maintenance costs, real estate taxes, and advertising and promotion expenditures

            We, or our subsidiaries, also generate revenues due to our size and tenant relationships from:

  •
  Mall marketing initiatives of Simon Brand Ventures, including the sale of gift certificates and gift cards
  •
  Consumer-focused alliances of Simon Brand Ventures
  •
  Property operating services offered to our tenants through Simon Business Network relationships

            M.S. Management Associates, Inc. (the "Management Company") provides primarily leasing, management, and development services to some but not all of the Properties. In addition, an insurance subsidiary of the Management Company reinsures the self-insured retention portion of our general liability and workers' compensation programs. Third party providers provide coverage above the insurance subsidiary limits. Through the SPG Operating Partnership, we own voting and non-voting common stock and three classes of participating preferred stock of the Management Company; however, 95% of the voting common stock is owned by three Simon family members. Our ownership interest and our note receivable from the Management Company entitle us to approximately 98% of the after-tax economic benefits of the Management Company's operations. We account for our investment in the Management Company using the equity method of accounting.

            SPG Realty, primarily through the SRC Operating Partnership, engages primarily in activities that capitalize on the resources, customer base and operating activities of Simon Property, which could not be engaged in by Simon Property as a REIT. Until recently, Marigold Indemnity, Ltd ("Marigold") was a subsidiary of SPG Realty. Marigold provides workers' compensation insurance coverage to third parties that provide outsourcing services at certain Properties. Marigold reinsures the majority of the risk through a third party indemnity company. SPG Realty sold Marigold at fair value to the Management Company in exchange for a $1.2 million note receivable that bears interest at 7% and matures in December 2008. SPG Realty's book value for Marigold approximated its fair value. The sale was accounted for effective July 1, 2002.

2.    Basis of Presentation

            The accompanying financial statements are unaudited; however, we prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended September 30, 2002 are not necessarily indicative of the results to be obtained for the full fiscal year. We prepared these unaudited financial statements in accordance with the accounting policies described in the Companies' combined annual report on Form 10-K for the year ended December 31, 2001, except for accounting for stock options.

            The accompanying combined financial statements include the Companies and their subsidiaries. The accompanying consolidated financial statements of Simon Property include Simon Property and its subsidiaries and the accompanying consolidated financial statements of SPG Realty include SPG Realty and its subsidiaries. We have included combined financial statements of the Companies because the common shareholders hold interests in both Companies that cannot be transferred separately. We have eliminated all significant intercompany amounts.

            We consolidate Properties that are wholly owned or Properties that we own less than 100% but we control. Control of a Property is demonstrated by our ability to:

  •
  manage day-to-day operations,
  •
  refinance debt and sell the Property without the consent of any other partner or owner, and the inability of any other partner or owner to replace us.

            The deficit minority interest balances in the accompanying balance sheets included in "deferred costs, other assets, and minority interest, net" represent outside partners' interests in the net equity of certain Properties. We record deficit minority interests when either a joint venture agreement provides for the settlement of deficit capital accounts before distributing the proceeds from the sale of joint venture assets, or the joint venture partner is obligated to make additional contributions to the extent of any capital account deficits and the joint venture partner has the ability to fund such additional contributions.

            Investments in partnerships and joint ventures represent noncontrolling ownership interests in Properties ("Joint Venture Properties") and our investment in the Management Company. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venturer primarily due to partner preferences.

            As of September 30, 2002, of our 249 Properties we consolidate 167 wholly-owned Properties, we consolidate 15 less than wholly owned Properties which we control, and we account for our 67 Joint Venture Properties using the equity method. We manage the day-to-day operations of 58 of the 67 Joint Venture Properties.

            We allocate net operating results of the Operating Partnerships after preferred distributions based on their respective partners' ownership interests. The Companies' weighted average direct and indirect ownership interest in the Operating Partnerships during the nine-month period ended September 30, 2002 was 73.4% and during the nine-month period ended September 30, 2001 was 72.5%. The Companies' direct and indirect ownership interests in the Operating Partnerships at September 30, 2002 was 74.3% and at December 31, 2001 was 72.9%.

            Preferred distributions of the SPG Operating Partnership in the accompanying statements of operations and cash flows represent distributions on outstanding preferred Units. Preferred dividends of subsidiary prior to July 1, 2001 represented distributions on preferred stock of a former subsidiary of Simon Property, SPG Properties, Inc., which was merged into Simon Property during 2001. Outstanding preferred stock shares of SPG Properties, Inc. were converted into shares of Simon Property preferred stock having substantially identical terms.

            We made certain reclassifications of prior period amounts in the financial statements to conform to the 2002 presentation. We reclassified distributions from unconsolidated entities that represent return on investments in the statements of cash flows to "net cash provided by operating activities" from "net cash used in investing activities" for all periods presented. In addition, we reclassified distributions to minority interest owners of consolidated properties in the statements of cash flows to "net cash provided by operating activities" from "net cash provided by (used in) financing activities" for all periods presented. These reclassifications have no impact on the net income previously reported.

3.    Accounting for Stock Options

            As permitted by SFAS No. 123 "Accounting for Stock Based Compensation", we changed our accounting policy with respect to stock options. We will expense the fair value of stock options awarded as compensation expense over the vesting period for options issued after January 1, 2002, both in accordance with the adoption provisions of SFAS 123. We issued 24,000 options in 2002 and the impact of this change through September 30, 2002 was not material.

4.    Per Share Data

            Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. The following table sets forth the computation for the Companies' basic and diluted earnings per share. The income before extraordinary items and cumulative effect of accounting change, extraordinary items, cumulative effect of accounting change, and income effect of dilutive securities amounts presented in the reconciliation below represent the common shareholders' pro rata share of the respective line items in the statements of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Common Shareholders' share of:
Income before extraordinary items and cumulative effect of accounting change	$60,256	$36,411	$251,566	$105,301
Extraordinary items	(1,353)	(160)	10,513	(178)
Cumulative effect of accounting change	—	—	—	(1,187)

Net Income available to Common Shareholders — Basic	$58,903	$36,251	$262,079	$103,936

Effect of dilutive securities:
Dilutive convertible preferred stock dividends (1)	—	—	1,082	—
Impact to General Partner's interest in Operating Partnerships from all dilutive securities and options	59	—	746	—

Net Income available to Common Shareholders — Diluted	$58,962	$36,251	$263,907	$103,936

Weighted Average Shares Outstanding — Basic	185,532,407	172,746,242	178,013,458	172,413,474
Effect of stock options	729,453	285,158	677,825	331,085
Effect of convertible preferred stock (1)	—	—	1,227,992	—

Weighted Average Shares Outstanding — Diluted	186,261,860	173,031,400	179,919,275	172,744,559

(1)
Series A convertible preferred stock was dilutive for the nine-months ended September 30, 2002.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Basic per share amounts:
Income before extraordinary items and cumulative effect of accounting change	$0.33	$0.21	$1.41	$0.61
Extraordinary items	(0.01)	—	0.06	—
Cumulative effect of accounting change	—	—	—	(0.01)

Net Income available to Common Shareholders — Basic	$0.32	$0.21	$1.47	$0.60

Diluted per share amounts:
Income before extraordinary items and cumulative effect of accounting change	$0.33	$0.21	$1.41	$0.61
Extraordinary items	(0.01)	—	0.06	—
Cumulative effect of accounting change	—	—	—	(0.01)

Net Income available to Common Shareholders — Diluted	$0.32	$0.21	$1.47	$0.60

            Combined basic and diluted earnings per Paired Share is presented in the financial statements based upon the weighted average outstanding number of Paired Shares of the Companies. We believe this presentation provides shareholders with the most meaningful presentation of earnings for their interest in the combined entities. None of the outstanding convertible preferred Units of the SPG Operating Partnership had a dilutive effect on earnings per share. The preferred Units are convertible into Paired Shares on or after August 27, 2004 if certain conditions are met. Paired Units held by limited partners in the Operating Partnerships may be exchanged for Paired Shares, on a one-for-one basis, in certain circumstances. If exchanged, the Paired Units would not have a dilutive effect.

5.    Cash Flow Information

            Our cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 2002, was $435.9 million as compared to $450.9 million for the same period in 2001. See Notes 1, 7 and 11 for information about non-cash transactions during the nine months ended September 30, 2002.

            Our balance of cash and cash equivalents as of September 30, 2002 includes $57.3 million related to our gift certificate program, which we do not consider available for general working capital purposes.

6.    Cumulative Effect of Accounting Change

            We adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended in June of 2000 by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001 that resulted in the cumulative effect of accounting change. The cumulative effect of accounting change includes our share of unconsolidated entities' cumulative effect of accounting change.

7.    Investment in Unconsolidated Entities

Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance certain properties and to diversify our risk in a particular asset or trade area. We may also use joint ventures in the development of new properties. We held joint venture ownership interests in 67 Properties as of September 30, 2002 and in 70 Properties as of December 31, 2001. Substantially all our Joint Venture Properties contain rights of first refusal, buy-sell provisions, or other sale rights for all partners which is customary in the real estate industry. As discussed in Note 2, since we do not fully control these Joint Venture Properties, our accounting policy and accounting principles generally accepted in the United States require that we account for these Properties on the equity method of accounting. Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed major captions of assets and liabilities sold or consolidated as well as the statements of operations for joint venture interests sold or consolidated, when we have acquired an additional interest in a joint venture and have as a result gained control of a Property, into separate line items. These line items include "Discontinued Joint Venture Interests" to present comparative balance sheets and results of operations for those interests held as of September 30, 2002.

BALANCE SHEETS	September 30, 2002	December 31, 2001
Assets:
Investment properties, at cost	$8,061,147	$6,958,470
Less — accumulated depreciation	1,269,326	1,070,594

	6,791,821	5,887,876
Net investment properties, at cost of Discontinued Joint Venture Interests	—	1,002,274
Cash and cash equivalents	212,001	167,173
Tenant receivables	162,637	164,647
Investment in unconsolidated entities	3,995	—
Other assets	243,379	134,504
Other assets of Discontinued Joint Venture Interests	—	101,868

Total assets	$7,413,833	$7,458,342

Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,296,668	$4,721,711
Mortgages of Discontinued Joint Venture Interests	—	967,677

	5,296,668	5,689,388
Accounts payable and accrued expenses	251,587	191,440
Other liabilities	63,425	85,137
Other liabilities Discontinued Joint Venture Interests	—	28,772

Total liabilities	5,611,680	5,994,737
Partners' equity	1,802,153	1,463,605

Total liabilities and partners' equity	$7,413,833	$7,458,342

Our Share of:
Total assets	$3,121,026	$3,088,952

Partners' equity	$912,075	$754,056
Add: Excess Investment, net	677,085	563,278

Our net Investment in Joint Ventures	$1,589,160	$1,317,334

Mortgages and other notes payable	$2,278,727	$2,392,522

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
STATEMENTS OF OPERATIONS	2002	2001	2002	2001
Revenue:
Minimum rent	$ 198,207	$ 166,169	$ 579,983	$ 495,193
Overage rent	5,758	5,209	13,310	12,832
Tenant reimbursements	103,213	80,118	293,357	249,582
Other income	16,151	8,697	35,170	29,070

Total revenue	323,329	260,193	921,820	786,677
Operating Expenses:
Property operating	55,850	45,535	155,834	133,369
Depreciation and amortization	57,444	48,878	170,929	145,464
Real estate taxes	29,413	26,094	92,188	83,538
Repairs and maintenance	17,289	10,593	48,098	35,788
Advertising and promotion	9,319	7,550	23,917	21,597
Provision for credit losses	1,430	8	3,954	4,614
Other	8,191	3,109	20,116	11,225

Total operating expenses	178,936	141,767	515,036	435,595

Operating Income	144,393	118,426	406,784	351,082
Interest Expense	86,955	74,558	248,622	228,978

Income Before Minority Interest and Unconsolidated Entities	57,438	43,868	158,162	122,104
Loss from unconsolidated entities	(1,667)	—	(160)	—
Minority interest	(389)	—	(389)	—

Income From Continuing Operations	55,382	43,868	157,613	122,104
Income from Discontinued Joint Venture Interests	1,749	9,067	14,346	21,525

Income Before Extraordinary Items and Cumulative Effect of Accounting Change ("IBEC")	57,131	52,935	171,959	143,629
Extraordinary Items	—	(220)	—	(295)
Cumulative Effect of Accounting Change	—	—	—	(2,883)

Net Income	$57,131	$52,715	$171,959	$140,451

Third-Party Investors' Share of IBEC	$33,232	$32,646	$101,247	$88,346

Our Share of IBEC	23,899	20,289	70,712	55,283
Amortization of Excess Investment	5,711	5,101	17,203	16,050

Income from Unconsolidated Entities	$18,188	$15,188	$53,509	$39,233

Management Company

            We account for our interest in the Management Company under the equity method of accounting. The balance sheet and results of operations of the Management Company are excluded from the tables above. Our net investment in the Management Company, excluded from the tables above, was $93.0 million as of September 30, 2002 and $107.7 million as of December 31, 2001. Our share of the Management Company's consolidated and MerchantWired LLC's net income (loss) after intercompany profit eliminations is presented below for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Our share of:
Management Company income excluding losses from MerchantWired LLC	$4,745	$(2,750)	$12,674	$5,547
Losses from MerchantWired LLC	—	(5,651)	(32,742)	(12,359)

Total net income (loss)	$4,745	$(8,401)	$(20,068)	$(6,812)

            The losses from MerchantWired LLC presented above and in the accompanying combined statements of operations and comprehensive income include our indirect share of the operating losses of MerchantWired LLC of $10.2 million, after a tax benefit of $6.2 million. The operating losses include our share of an impairment charge of $4.2 million, after tax. Finally, the losses from MerchantWired LLC presented above include our indirect share of the write-off of the technology investment in MerchantWired LLC of $22.5 million, after a tax benefit of $9.4 million.

            The members of MerchantWired LLC, including the Management Company, agreed to sell their interests in MerchantWired LLC under the terms of a definitive agreement with Transaction Network Services, Inc ("TNSI"). The transaction was expected to close in the second quarter of 2002, but in June 2002, TNSI unexpectedly informed the members of MerchantWired LLC that it would not complete the transaction. As a result, MerchantWired LLC shut down its operations and transitioned its customers to alternate service providers, which was completed by September 3, 2002. Accordingly, the Management Company wrote-off its investment in and advances to MerchantWired LLC. This resulted in our $38.8 million share of a write-off before tax, $22.5 million net of tax, which includes a $7.0 million write-down in the carrying amount of the infrastructure, consisting of broadband cable and the related connections and routers ("Cable"). We have not made any, nor do we expect, additional cash contributions to MerchantWired LLC.

            We and the other members of MerchantWired LLC paid $49.5 million directly to a MerchantWired LLC vendor to purchase the Cable in satisfaction of a lease guarantee obligation, of which our share was $26.3 million. As a result, we now own and control the Cable in our properties. The amount of the Cable acquired totaled $19.3 million of which $16.4 million is included in "Investment Properties, at cost" and $2.9 million is included in "Investments in unconsolidated entities, at equity" and is being amortized over four years. We are currently using the Cable for connectivity to our mall management offices and we are evaluating other opportunities to use the Cable, which may benefit our current and future operations, either directly or indirectly.

            The Management Company is a member of Kimsward LLC ("Kimsward"), a joint venture with two unrelated parties, which acquired the right to designate persons or entities to whom the Montgomery Ward LLC real estate assets were to be sold following its bankruptcy. For the nine-months ended September 30, 2001 the Management Company recorded $16.5 million of equity in income, before tax, from Kimsward. In addition, we charged the Management Company a $5.7 million fee for services rendered to the Management Company in connection with the Kimsward transactions which is included in other income in the accompanying statements of operations and comprehensive income.

8.    Debt

            On February 28, 2002, we refinanced a $150 million variable rate term loan, with essentially the same terms, and extending its maturity date to February 28, 2003 with our option to exercise a one-year extension of the maturity date.

            On March 15, 2002, we retired $250.0 million of 9% bonds with proceeds from our $1.25 billion unsecured corporate credit facility (the "Credit Facility").

            On April 16, 2002, we refinanced our existing Credit Facility. As a result, the Credit Facility's maturity date was extended to April 16, 2005 with a one-year extension of the maturity date available at our option. The Credit Facility continues to bear an interest rate of LIBOR plus 65 basis points with an additional 15 basis point facility fee on the entire $1.25 billion facility and provides for variable pricing based upon our corporate credit rating.

            On May 1, 2002, in connection with the Rodamco acquisition described in Note 11, we secured a $600 million 12-month acquisition credit facility that bore interest at LIBOR plus 65 basis points. The acquisition facility was paid off with proceeds of $174.8 million from the sale of our interests in five value oriented super-regional malls described in Note 11, with net proceeds of $322.2 million from the stock offering described in Note 9, with $100.0 million from the $500.0 million senior note offering described below, and with available cash.

            On August 21, 2002, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 6.06%. The first tranche is $150.0 million at a fixed interest rate of 5.38% due August 28, 2008 and the second tranche is $350.0 million at a fixed interest rate of 6.35% due August 28, 2012. We used the net proceeds of $495.4 million to pay off the remaining balance on our $600.0 million acquisition credit facility and to reduce borrowings on our Credit Facility. We have agreed to use our reasonable best efforts to file and have declared effective a registration statement under the Securities Act of 1933 relating to an offer to exchange the notes of each series for registered notes with substantially identical economic terms. If we do not complete the exchange offer within 180 days after the issuance of the notes, the interest rates on the notes will be increased by 0.50% per year.

            On September 16, 2002, we issued $394.0 million of debt at a weighted average rate of 6.20% that is due on September 16, 2012 and is secured by cross-collateralized mortgages encumbering 10 Properties. We used a portion of the $378.8 million of net proceeds from this issuance to pay off an existing 10 property mortgage pool of $225.5 million of debt that had staggered maturities from September 2002 to June 2003 with the majority of the debt due in March 2003. In addition, we used the remaining portion of the proceeds and available cash to pay off three individual Property mortgages totaling $169.9 million. As a result, five of the Properties from the existing 10 Property mortgage pool remain encumbered, five other Properties were unencumbered, the three previously individually mortgaged Properties remain encumbered, and two other Properties are now encumbered.

9.    Shareholders' Equity

            On February 26, 2002, two holders of Paired Units converted 100,000 Paired Units into 100,000 Paired Shares. On June 24, 2002, one holder of Paired Units converted 73,442 Paired Units into 73,442 Paired Shares.

            We issued 667,836 Paired Shares related to employee stock options exercised during the first nine months of 2002. We used the net proceeds from the option exercises of approximately $15.6 million for general working capital purposes.

            On June 27, 2002, a holder of Simon Property's Series A Convertible Preferred Stock converted 49,821 shares of Series A stock into 1,892,967 Paired Shares. In addition, we issued another 19,368 Paired Shares to that holder of the convertible shares in lieu of the cash dividends payable on those preferred shares.

            We issued 9,000,000 Paired Shares in a public offering on July 1, 2002. We used the net proceeds of $322.2 million to pay down a portion of the $600.0 million Rodamco acquisition credit facility.

10.    Commitments and Contingencies

  Litigation

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al.    On or about November 9, 1999, Triple Five of Minnesota ("Triple Five"), Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America ("Teachers") of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the SPG Operating Partnership and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant in connection with the sale to Teachers. Although the Complaint seeks unspecified damages, Triple Five has submitted a report of a purported expert witness that attempts to quantify its damages at between approximately $80 million and $160 million. Defendants believe that Triple Five's estimate is inflated and based upon theories and facts that are without any basis. Defendants further believe that even if liability is established, Triple Five should be entitled to no damages. Given that the case is still in pre-trial stage, it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any.

            Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al.    On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al., Case No. 96CV02607. In Agostinelli, 27 former employees of DeBartolo Realty Corporationand DeBartolo Properties Management, Inc. sued DeBartolo Realty Corporation, DeBartolo Properties Management, Inc., and Simon Property for an alleged breach of contract related to DRC's Stock Incentive Plan. The complaint sought the payment of damages equal to the value of certain incentive stock allocated to the Plaintiffs, accrued dividends on that stock, interest and attorneys fees. After the Court of Appeals reversed summary judgment for the defendants, the trial court rendered judgment for the plaintiffs in the combined total amount of approximately $12 million, with interest to run on the judgment. Both sides appealed the judgment, and on December 19, 2001, the Court of Appeals reversed the trial court in part and remanded the case for a limited trial. Upon remand to the trial court, the parties agreed to settle the litigation in exchange for our settlement payment of $14 million less applicable withholding for taxes. The final settlement resulted in an additional $3.1 million of expense for the nine-months ended September 30, 2002 and has been included in other expense in the accompanying combined statement of operations and comprehensive income.

            We currently are not subject to any other material litigation other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, we believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations.

  Guarantee of Indebtedness

            Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of September 30, 2002, we have guaranteed or have provided letters of credit to support $67.5 million of our total $2.3 billion share of joint venture mortgage and other indebtedness.

            We guaranteed 30% of a $113.8 million loan at one of our Joint Venture Properties which was extended to mature in October 2002. On October 18, 2002, we contributed $17.1 million in additional capital to the joint venture and the joint venture made a $17.1 million payment to the lender to pay down the loan. In addition, we provided a letter of credit for an additional $17.1 million. The maturity date for the loan was extended to October 15, 2003 and the joint venture has options to execute two six-month extensions. We believe that the additional investment is recoverable.

  Energy management services

            On September 30, 1999, the SPG Operating Partnership entered into multi-year agreements with affiliates of Enron Corporation, for Enron Corporation to supply or manage all of the energy commodity requirements for the wholly-owned Properties and to provide certain services in connection with our tenant electricity redistribution program. Subsequently, many of our Joint Venture Properties entered into similar agreements. The agreements included electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. As a result of Enron Corporation's December 2001 bankruptcy filing and ensuing failure to perform under the agreements, we assumed control over the management of our energy assets throughout the Portfolio. This includes the purchase and payment of utilities, tenant billings for utilities and maintenance and repair of energy assets. There has been no service interruption to our Properties or tenants. We recover the majority of these costs and expenses from our tenants. On August 29, 2002, the United States Bankruptcy Court for the Southern District of New York entered an order approving the terms of a negotiated settlement of all claims existing between our wholly owned and Joint Venture Properties, and Enron Corporation. As a result, all parties have been legally relieved of performance under the agreements. In addition, as part of this settlement, we received cash of $6.8 million as collections on receivables, $3.5 million as a cash settlement payment, and we reimbursed Enron Corporation $6.5 million for energy efficient capital equipment installed at our Properties. Finally, after reaching the negotiated settlement for both our and Enron Corporation's pre and post petition claims, and recognizing the unamortized portion of deferred revenue from a rate restructure agreement in 2001, we recorded $8.6 million of revenue, net, that is included in other income in the accompanying unaudited statement of operations and comprehensive income.

11.    Real Estate Disposals and Acquisitions

            On April 1, 2002, we sold our interest in Orlando Premium Outlets, one of our Joint Venture Properties, for a gross sales price of $76.3 million, including cash of $46.6 million and the assumption of our 50% share of $59.1 million of Joint Venture debt, resulting in a net gain of $39.0 million.

            In addition, on May 31, 2002, we sold our interests in the five joint venture value-oriented super-regional malls, to the Mills Corporation who was our partner in these Properties and who managed these joint ventures. These joint ventures are no longer part of our on-going real estate ownership strategy. We sold these joint venture interests for approximately $424.3 million including $150.9 million of cash and the assumption of approximately $273.4 million of joint-venture debt. The transaction resulted in a gain of $123.3 million. We were also relieved of all guarantees of the indebtedness related to these five Properties. In connection with this transaction, the Management Company also sold its land partnership interests for $24.1 million that resulted in our $8.4 million share of gains, net of tax, recorded in income from unconsolidated entities. Also during the second quarter, we made the decision to no longer pursue certain development projects. As a result, we wrote-off the carrying amount of our predevelopment costs and land acquisition costs associated with these projects in the amount of $17.1 million, which is included in "gains on sales of assets and other, net" in the accompanying unaudited statements of operations and comprehensive income.

            We had nine assets held for sale as of December 31, 2001. During the first nine months of 2002, we disposed of three community centers and three regional malls. The three community centers and one of the regional malls were sold for a net sales price of $25.6 million resulting in minimal gain. In addition, we negotiated with the lenders the sale of our interests in one regional mall to a third party and deeded one regional mall to the lender in satisfaction of the outstanding mortgage indebtedness. The two malls were encumbered with $52.2 million of indebtedness. The net impact of these two transactions resulted in a net gain on debt forgiveness of $16.1 million that is reflected in extraordinary items in the accompanying unaudited statements of operations and comprehensive income.

            On May 3, 2002, we purchased, jointly with Westfield America Trust and The Rouse Company, the partnership interests of Rodamco North America N.V. ("Rodamco") and its affiliates through the acquisition of Rodamco stock. Our portion of the acquisition includes the purchase of the remaining partnership interests in four of our existing Joint Venture Properties, new partnership interests in nine additional Properties, and other partnership interests and assets. We acquired these partnership interests as part of our acquisition strategy to acquire and own market dominant regional malls thereby enhancing the quality of our overall Portfolio. The results of operations for the partnership interests acquired have been included in our results of operations from May 3, 2002 to September 30, 2002.

            The offering price was EUR 2.5 billion for the 45.1 million outstanding shares of Rodamco stock, or EUR 55 per share, of which our share was EUR 795.0 million or $720.7 million. Our share of the total consideration was approximately $1.6 billion, including the assumption of $579 million of debt and perpetual preferred units and cash of $268.8 million to pay off our share of corporate level debt and unwind interest rate swap agreements. The values assigned to the assets or partnership interests acquired were determined using traditional real estate valuation methodologies. Our purchase allocation is preliminary and we expect to complete the allocation by December 31, 2002.

            We hold the other Rodamco partnership interests and assets jointly with the Rouse Company and Westfield America Trust. We account for these assets as joint ventures. Some of these assets are considered held for sale and our share of the carrying amount of these assets is less than $10.0 million. We, along with the Rouse Company and Westfield America Trust, are actively marketing these assets and we expect them to be sold within one year. The impact on results of operations from these assets was not material for the period from May 3, 2002 to September 30, 2002. The portion of the Rodamco purchase price allocated to these assets was based on our estimate of their fair market value.

            In connection with the Rodamco acquisition we entered into a series of hedging transactions to manage our EUR 795 million exposure to fluctuations in the Euro currency, all of which were closed out at the completion of the acquisition. Our total net gains were $7.1 million on hedging activities.

            We financed a portion of the Rodamco acquisition through the sale of two partnership interests acquired as part of the Rodamco acquisition and an existing partnership interest to Teacher's Insurance and Annuity Association ("Teachers"). We sold these partnership interests for approximately $391.7 million, including approximately $198.0 million of cash and approximately $193.7 million of debt assumed. Our sale of the existing partnership interest resulted in a net gain of $25.1 million.

            As a result of this transaction and the Rodamco acquisition, we consolidated five new partnerships and account for six new partnerships as joint ventures.

            On July 19, 2002, we purchased the remaining two-thirds interest in Copley Place in Boston, one of the Rodamco Properties. We purchased the interest for $241.4 million, including $118.3 million in cash and the assumption of $123.1 million of debt. We funded the acquisition with borrowings from our existing Credit Facility. As a result of this transaction, we have consolidated the results of operations of Copley Place from July 19, 2002 to September 30, 2002.

12.    Pro Forma

            The following unaudited pro forma summary financial information combines the consolidated results of Simon Property and SPG Realty as if the following transactions had occurred on January 1, 2002 and January 1, 2001 and were carried through September 30, 2002 and September 30, 2001:

  •
  the Rodamco acquisition and acquisition of the remaining two-thirds interest in Copley Place
  •
  the sale of partnership interests to Teachers
  •
  the sale of our five value oriented super-regional malls to Mills Corporation
  •
  the issuance of 9,000,000 shares of stock, and
  •
  the remaining proceeds necessary to fund these acquisitions was permanently financed by a portion of the issuance of $500.0 million of debt issued on August 21, 2002

            Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the Rodamco acquisition had been consumated at January 1, 2001, nor does it purport to represent the results of operations for future periods.

	Three Months Ended September 30, 2002 (1)	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002 (1)	Nine Months Ended September 30, 2001
Total revenue	$554,292	$537,156	$1,626,884	$1,583,881

Income from unconsolidated entities	$22,664	$9,050	$67,095	$40,552

Income before extraordinary items and cumulative effect of accounting change	$97,616	$73,455	$397,568	$211,377

Income before allocation to limited partners	$95,794	$73,236	$411,885	$209,496

Net income available to common shareholders	$57,597	$39,603	$263,015	$111,301

Income before extraordinary items and cumulative effect of accounting change per share — basic	$0.32	$0.22	$1.37	$0.62

Income before extraordinary items and cumulative effect of accounting change per share — diluted	$0.31	$0.22	$1.37	$0.62

Net income available to common shareholders per share — basic	$0.31	$0.22	$1.43	$0.61

Net income available to common shareholders per share — diluted	$0.31	$0.22	$1.42	$0.61

(1)
The pro forma results of operations for 2002 presented above include the impacts of the gains on asset sales, net, which are described in Note 11.

13.    New Accounting Pronouncements

            On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for us for any business combination completed after June 30, 2001. SFAS No. 142 requires that goodwill is no longer amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired by us after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS No. 142 on January 1, 2002 at which time amortization of the remaining book value of goodwill ceased and the new impairment-only approach applies. The impact of adopting

SFAS No. 142 resulted in no impairment of our goodwill and the impact also eliminates the amortization of goodwill thereby increasing our income before allocation to limited partners by approximately $1.2 million annually.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 is a broad statement that provides a framework for the evaluation of impairment of long-lived assets, the treatment for assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations. The effective date for adoption of SFAS No. 144 was January 1, 2002. SFAS No. 144 requires us to reclassify any operations related to consolidated properties sold during the period that were not classified as held for sale as of December 31, 2001 to discontinued operations. As of September 30, 2002, there are no other effects of the adoption of SFAS No. 144.

            In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." Among other items, SFAS No. 145 rescinds SFAS No. 4, "Reporting of Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. Debt extinguishments as part of a company's risk management strategy would not meet the criteria for classification as extraordinary items. The effects of this pronouncement will result in future gains and losses related to debt transactions to be classified in income from continuing operations. In addition, we are required to reclassify all of the extraordinary items related to debt transactions recorded in prior periods, including those recorded in the current period, to income from continuing operations. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and early application is encouraged.

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

Overview

            We are Simon Property Group, Inc. ("Simon Property"), a Delaware corporation, a self-administered and self-managed real estate investment trust ("REIT"). Each share of common stock of Simon Property is paired ("Paired Shares") with 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SPG Realty" and together with Simon Property, the "Companies"). Simon Property Group, L.P. (the "SPG Operating Partnership") is the primary subsidiary of Simon Property. Units of ownership interest ("Units") in the SPG Operating Partnership are paired ("Paired Units") with Units in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SPG Realty. In this report, the terms "we", "us" and "our" refer to the Companies, the Operating Partnerships, and their subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. We compete primarily against seven other major public regional mall companies. As of September 30, 2002, we owned or held an interest in 249 income-producing properties in the United States, which consisted of 171 regional malls, 69 community shopping centers, four specialty retail centers and five office and mixed-use properties in 36 states (collectively the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail, office space, and/or hotel components. We also own interests in five parcels of land held for future development (together with the Properties, the "Portfolio" or the "Portfolio Properties"). In addition, we have ownership interests in certain other real estate assets and ownership interests in eight additional retail real estate properties operating in Europe and Canada. Our leases from retail tenants generate the majority of our revenues through:

  •
  Base minimum rents and cart and kiosk rentals
  •
  Overage and percentage rents based on tenants' sales volume
  •
  Recoveries of common area maintenance, real estate tax, and advertising and promotion expenditures

            We, or our subsidiaries, also generate revenues due to our size and tenant relationships from:

  •
  Mall marketing initiatives of Simon Brand Ventures, including the sale of gift certificates and gift cards. We launched a Simon Visa Gift Card pilot program in 2001 and are extending this program to 43 additional malls in 2002.
  •
  Consumer focused alliances of Simon Brand Ventures
  •
  Property operating services offered to our tenants through Simon Business Network relationships

            M.S. Management Associates, Inc. (the "Management Company") provides primarily leasing, management, and development services to some but not all of the Properties. In addition, an insurance subsidiary of the Management Company reinsures the self-insured retention portion of our general liability and workers' compensation programs. Third party providers provide coverage above the insurance subsidiary limits. Through the SPG Operating Partnership, we own voting and non-voting common stock and three classes of participating preferred stock of the Management Company; however, 95% of the voting common stock is owned by three Simon family members. Our ownership interest and our note receivable from the Management Company entitle us to approximately 98% of the after-tax economic benefits of the Management Company's operations. We account for our investment in the Management Company using the equity method of accounting.

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

Operational Overview

            We were able to increase our regional mall occupancy to 91.9% as of September 30, 2002 from 90.6% as of September 30, 2001. Our regional mall average base rents increased 4.6% to $30.37 per square foot ("psf") from $29.03 psf. In addition, we maintained strong regional mall leasing spreads of $7.81 psf for the first nine-months of 2002 that increased from $6.68 psf for the first nine-months of 2001. The leasing spread for 2002 includes new regional store leases signed at an average of $39.96 psf initial base rents as compared to $32.15 psf for regional mall store leases terminating or expiring in the same period. Regional mall comparable sales psf also increased slightly to $391.28 psf in 2002 from $379.54 in 2001 despite the weak overall economy. Finally, our regional mall comparable Property net operating income increased approximately 3.2% for the nine months ended September 30, 2002 compared to September 30, 2001.

            We were able to grow our business through the acquisition of Rodamco that added nine new Properties to our Portfolio and purchase of the remaining ownership interest in Copley Place. These acquisitions added $50.7 million to our year to date consolidated total revenues, $13.9 million to our year to date consolidated operating income, and $6.3 million to our income from unconsolidated entities.

            These results from our acquisitions were partially offset by the impact of the sale of our joint venture interests in five Mills Properties and Orlando Premium Outlets. As a result, we generated net proceeds of $221.5 million and total gains of $170.7 million, which includes proceeds and gains realized by the Management Company. We also disposed of six assets held for sale no longer consistent with our ownership strategy.

            We were able to take advantage of favorable long-term interest rates by issuing $500.0 million of unsecured notes at a weighted average interest rate of 6.06% with terms of 7 and 10 years. We used a portion of the proceeds to permanently finance the Rodamco acquisition. In addition, we issued $394.0 million of mortgage debt collateralized by 10 Properties at 6.20% with a term of ten years to pay-off existing mortgage loans. Combined with our other financing activities, our overall weighted average interest rate as of September 30, 2002 decreased 14 basis points from December 2001.

            Finally, we issued 9,000,000 Paired Shares in a public offering on July 1, 2002 that generated net proceeds of $322.2 million. We issued the Paired Shares partially to meet the needs of index funds to purchase our Paired Shares after our addition to the S&P 500 Index, as well as to permanently finance a portion of the Rodamco acquisition.

            The Portfolio data included in the discussion above includes some of the key operating statistics for our regional malls we feel are necessary to understand our business and include the impact of the Rodamco acquisition. The Portfolio data includes occupancy, average base rents psf, leasing spreads, comparable sales psf. Operating statistics give effect to newly acquired regional malls beginning in the year of acquisition. Operating statistics do not include those regional malls located outside of the United States.

Results of Operations

            The following acquisitions, dispositions, and openings affected our consolidated results of operations in the comparative periods:

  •
  On May 3, 2002 we completed the Rodamco acquisition which added five new consolidated partnership interests.
  •
  Place that resulted in our consolidation of this Property. Our initial joint venture partnership interest was acquired as part of the Rodamco acquisition.
  •
  During 2002, we sold six of our nine assets that were held for sale as of December 31, 2001.

  •
  In 2001, we completed the construction of Bowie Towne Center that opened in October 2001.
  •
  In the first quarter of 2001, we sold Century Consumer Mall, Golden Ring Mall and Rockaway office building.

            The following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

  •
  On May 3, 2002 we completed the Rodamco acquisition which added six new joint venture partnership interests during the period, including our initial interest in Copley Place.
  •
  In October 2001, we acquired a 50% ownership interest in Fashion Valley Mall.
  •
  On May 31, 2002, we sold our interests in our five value oriented super-regional malls to Mills Corporation.
  •
  On April 1, 2002, we sold our interest in Orlando Premium Outlets.

            The transactions noted above are collectively referred to as the "Property Transactions". In the following discussions of our results of operations "comparable" refers to Properties open and operating throughout both the current and prior nine-month periods.

  Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

            Minimum rents, excluding rents from our consolidated Simon Brand Ventures ("Simon Brand") and Simon Business Network ("Simon Business") initiatives, increased $19.8 million during the period. The net effect of the Property Transactions increased these rents $18.7 million. Comparable rents increased $1.1 million due to leasing of space at higher rents, resulting in an increase in base rents of $1.7 million. The change in comparable rents also includes an increase in temporary tenant income of $1.6 million during the period due to our ability to rent unoccupied in-line space and increased rents from kiosks offset by a decrease in straight-line rent income of $2.2 million. Total other income, excluding Simon Brand and Simon Business initiatives, increased $2.1 million. The net effect of the Property Transactions increased other income by $1.6 million. This increase includes a $4.6 million increase in outlot land parcel sales offset by a $3.8 million decrease in lease settlements.

            Our revenues from all consolidated Simon Brand and Simon Business initiatives increased $7.8 million. The increase includes the $8.6 million of revenue, net, resulting from the settlement with Enron Corporation offset by decreases in various other revenues. Net tenant reimbursements decreased $6.9 million. The decrease is primarily due to real estate tax refunds received in 2001. In addition, the net effect of the Property Transactions decreased net tenant reimbursements by $2.5 million. The decrease in net tenant reimbursements also includes increased insurance costs of $1.4 million, most of which is recoverable from tenants. In addition, the decrease in net tenant reimbursements also includes a $10.3 million increase in utilities expenses, most of which is recoverable from tenants. In 2001, we were charged utilities on a straight-line basis through the year under the terms of our energy agreements with Enron Corporation, who failed to perform under the agreements beginning in December 2001. In 2002, our utilities expenses were incurred based upon the timing of our volume used, which is typically higher in the summer.

            Other expenses decreased $5.5 million primarily as a result of our 2001 $3.0 million write-down of an investment and our $2.7 million write-off of miscellaneous technology investments. Our depreciation and amortization expense increased $14.4 million. The net effect of the Property Transactions resulted in an increase of $9.2 million. The remaining increase is due to renovation and expansion activities and increased tenant cost amortization.

            Interest expense during 2002 increased $3.2 million, or 2.1%. This increase includes $9.9 million of interest expense on the borrowings used to fund the Rodamco acquisition and the assumption of consolidated property level debt resulting from the Rodamco acquisition during 2002 both of which were offset by lower variable interest rate levels.

            Income from unconsolidated entities increased $10.5 million in 2002, resulting from a $3.0 million increase in income from unconsolidated partnerships and joint ventures, and a $7.5 million increase in income from the Management Company before losses from MerchantWired LLC. The increase in joint venture income resulted from the Rodamco acquisition, lower variable interest rate levels, and our acquisition of Fashion Valley Mall. These increases in income from joint ventures were partially offset by the loss of income due to the sale of our interests in the Mills Properties and Orlando Premium Outlets. Income from the Management Company before losses from MerchantWired LLC improved primarily due to losses recorded in the prior year associated with the write-off of technology investments, primarily clixnmortar, offset by a decrease in income from the Kimsward transaction.

            The loss from MerchantWired LLC decreased $5.7 million, net of tax. The Management Company wrote-off its investment in MerchantWired LLC in the second quarter of 2002.

            During 2002, we incurred $1.8 million of expense included in extraordinary items from the early extinguishment of debt that consisted of prepayment penalties and the write-off of unamortized mortgage costs.

            Income before allocation to limited partners increased $27.6 million, or 39.7%, primarily for the reasons discussed above. Income before allocation to limited partners was allocated to the Companies based on Simon Property's direct ownership of Ocean County Mall and certain net lease assets, and the Companies' preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period.

  Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

            Total minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $35.1 million. The net effect of the Property Transactions increased these rents $27.0 million. Comparable rents increased $8.1 million during the period including a $12.3 million increase in base rents due to increased occupancy, leasing space at higher rents, our ability to rent unoccupied in-line space and increased rents from kiosks. The change in comparable rents also includes a decrease in straight-line rent income of $4.2 million. Total other income, excluding Simon Brand and Simon Business initiatives, increased $15.7 million. This increase includes the net $1.3 million increase in other income from the Property Transactions. This increase also includes an $18.6 million increase in outlot land parcel sales at comparable properties due to increased sale activity. In addition, the increase includes the impact of our hedges of the Rodamco acquisition, which positively impacted operating income by $7.1 million during the period of which $7.8 million is included in other income and $0.7 million of expense is included in other expenses. These increases were offset by $5.7 million in fee income recorded in 2001 associated with services provided to the Management Company in connection with the Kimsward transaction. Also offsetting these increases was a $4.9 million decrease in lease settlements and a $3.0 million decrease in interest income due to the lower interest rate environment.

            Our revenues from all consolidated Simon Brand and Simon Business initiatives increased $1.1 million. The increase includes the $8.6 million of revenue, net, resulting from the settlement with Enron Corporation which was partially offset by a $5.6 million contract cash termination payment recognized in 2001. The contract cash termination payment was received to terminate a provision within the overall Enron contract that eliminated our right to invest in and participate in savings from the contractor's installation of energy efficient capital equipment. In addition, the change includes a $1.5 million decrease in gift certificate fee income. Our decrease in net tenant reimbursements of $5.5 million includes a $2.0 million net decrease from the Property Transactions. In addition, the overall decrease in net tenant reimbursements is due to a $2.8 million decrease in margins from our redistribution of electricity. The decrease in net tenant reimbursements also includes increased insurance costs of $7.3 million, most of which is recoverable from tenants. In addition, the decrease in net tenant reimbursements also includes a $14.3 million increase in utilities expenses, most of which is recoverable from tenants. In 2001, we were charged utilities on a straight-line basis through the year under the terms of our energy agreements with Enron Corporation, who failed to perform under the agreements in December 2001. In 2002, our utilities expenses were incurred based upon the timing of our volume used.

            Our depreciation and amortization expense increased $28.3 million that includes a net increase in depreciation expense of $11.7 million from the Property Transactions. In addition, depreciation expense increased due to an increase in depreciable real estate resulting from renovation and expansion activities and increased tenant cost amortization.    Other expenses decreased $1.3 million and include $4.0 million of expense in 2002 related to litigation settlements included in other expenses. In 2001, we wrote down an investment by $3.0 million and we wrote off $2.7 million of miscellaneous technology investments.

            Interest expense during 2002 decreased $6.2 million, or 1.4% compared to the same period in 2001. This decrease resulted from lower variable interest rate levels offset by $15.7 million of interest expense on borrowings used to fund the Rodamco acquisition and the assumption of consolidated property level debt resulting from the Rodamco acquisition during 2002.

            Income from unconsolidated entities increased $21.4 million in 2002, resulting from a $14.3 million increase in income from unconsolidated partnerships and joint ventures, and a $7.1 million increase in income from the Management Company before losses from MerchantWired LLC. The increase in joint venture income resulted from the Rodamco acquisition in May 2002, lower variable interest rate levels, and our acquisition of Fashion Valley Mall in

October 2001. These increases in income from joint ventures were offset by the loss of income due to the sale of our interests in the Mills Properties and Orlando Premium Outlets.

            Income from the Management Company before losses from MerchantWired LLC increased due to our $8.4 million share of the gain, net of tax, associated with the sale of land partnership interests to the Mills Corporation in 2002. This was offset by $10.3 million of income, before tax, recorded in 2001 from the Kimsward transaction, net of fees charged by the SPG Operating Partnership. In addition, in 2001, we recorded our net $13.9 million share from the write-off of technology investments, primarily clixnmortar. Finally, the Management Company's development fee income decreased in 2002 from 2001.

            Losses from MerchantWired LLC increased $20.4 million, net. This includes our share of a 2002 $4.2 million net impairment charge on certain technology assets and the $22.5 million net write-off of our investment in MerchantWired, LLC recorded in 2002. The write-off and the impairment charge have been added back as part of our funds from operations reconciliation. The total technology write-off related to MerchantWired LLC was $38.8 million before tax. Offsetting these charges are reduced operating losses from MerchantWired LLC due to its ceasing operations in 2002.

            The following table summarizes our net gain on sales of assets and other for 2002 (in millions):

Asset	Type (number of properties)	Net Proceeds	Gain/(Loss) (c)
Orlando Premium Outlets	Specialty retail center (1)	$46.7	$39.0
Mills Properties (a)	Value-oriented super-regional mall (5)	150.7	123.3
Assets held for sale	Community center (3) and regional mall (1)	25.6	0.1
Teachers Transaction	Regional mall (3)	198.0	25.1
Other (b)	Pre-development costs	n/a	(17.1)

		$421.0	$170.4

  (a)
  Amounts exclude sales of land partnership interests by the Management Company to Mills Corporation. These sales had net proceeds of $24.1 million, resulting in our share of a gain of $8.4 million, net of tax.

  (b)
  We made the decision to no longer pursue certain development projects, therefore, we wrote-off the carrying amount of our predevelopment costs and land acquisition costs associated with these projects.

  (c)
  The net gain of $170.4 million from the sale of assets and other for 2002 and our $8.4 million, net of tax, share of the gain recorded by the Management Company have been deducted as part of our funds from operations reconciliation.

            In 2001, we recognized a net gain of $2.6 million on the sale of one regional mall, one community center, and one office building from net proceeds of approximately $19.6 million.

            During 2002 we recognized $16.1 million in gains on the forgiveness of debt related to the disposition of two regional malls. Net cash proceeds from these disposals were $3.6 million. In addition, we incurred $1.8 million of expense included in extraordinary items during 2002 from the early extinguishment of debt that consisted of prepayment penalties and the write-off of unamortized mortgage costs. In 2001 we recorded a $1.6 million expense as a cumulative effect of an accounting change, which includes our $1.4 million share from unconsolidated entities, due to the adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended.

            Income before allocation to limited partners increased $212.3 million, or 105.4% over 2001, primarily for the reasons discussed above. Income before allocation to limited partners was allocated to the Companies based on Simon Property's direct ownership of Ocean County Mall and certain net lease assets, and the Companies' preferred Unit preferences and weighted average ownership interests in the Operating Partnerships during the period. The Companies' weighted average direct and indirect ownership interest in the Operating Partnerships was 73.4% for the nine-months ended September 30, 2002 and 72.5% for the nine-months ended September 30, 2001.

Liquidity and Capital Resources

            Our balance of unrestricted cash and cash equivalents was $225.8 million as of September 30, 2002, including $57.3 million related to our gift certificate program, which we do not consider available for general working capital purposes.

            On April 16, 2002, we refinanced our $1.25 billion unsecured revolving credit facility (the "Credit Facility"). As of September 30, 2002, the Credit Facility had available borrowing capacity of $935.4 million, net of outstanding letters of credit of $6.6 million. The Credit Facility bears interest at LIBOR plus 65 basis points with an additional 15 basis point facility fee on the entire $1.25 billion facility and provides for variable pricing based upon our corporate credit rating. The Credit Facility has an initial maturity of April 2005, with an additional one-year extension available at our option. Simon Property and the SPG Operating Partnership also have access to public equity and debt markets. Our current corporate ratings are Baa1 by Moody's Investors Service and BBB+ by Standard & Poor's.

            On July 1, 2002, we issued 9,000,000 Paired Shares in a public offering. We used the net proceeds of $322.2 million to reduce the outstanding balance of the $600.0 million acquisition credit facility.

            We anticipate that cash generated from operating performance will provide the funds we need on a short- and long-term basis for operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to shareholders in accordance with REIT requirements. Through September 30, 2002, our cash flow from operations and distributions from joint ventures included in investing activities totaled $689.9 million. Sources of capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from:

      •

      excess cash generated from operating performance

      •

      working capital reserves

      •

      additional debt financing

      •

      additional equity raised in the public markets

  Financing and Debt

            The following table summarizes the material aspects of our future obligations:

(thousands)	Through December 31, 2002	2003 – 2004	2005 – 2007	After 2007	Total
Long Term Debt
Consolidated (1)	$8,398	$2,483,761	$3,488,451	$3,391,207	$9,371,817
Joint Ventures (1)	46,070	350,836	867,251	1,009,843	2,274,000

Total Long Term Debt	54,468	2,834,597	4,355,702	4,401,050	11,645,817
Ground Lease commitments	2,699	15,641	23,128	506,255	547,723

Total	$57,167	$2,850,238	$4,378,830	$4,907,305	$12,193,540

    (1)    Represents our pro rata share of principal maturities and excludes net premiums and discounts.

            Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of September 30, 2002, we have guaranteed or have provided letters of credit to support $67.5 million of our total $2.3 billion share of joint venture mortgage and other indebtedness.

            We guaranteed 30% of a $113.8 million loan at one of our Joint Venture Properties which was extended to mature in October 2002. On October 18, 2002, we contributed $17.1 million in additional capital to the joint venture and the joint venture made a $17.1 million payment to the lender to pay down the loan. In addition, we issued a letter of credit for an additional $17.1 million. The maturity date for the loan was extended to October 15, 2003 and the joint venture has options to execute two six-month extensions. We believe that the additional investment is recoverable.

            Our combined consolidated debt consisted of the following:

	Balance as of September 30, 2002	Weighted Average Interest Rate	Balance as of December 31, 2001	Weighted Average Interest Rate
Fixed Rate Debt	$8,062,896	7.04%	$7,385,944	7.19%
Variable Rate Debt	1,486,278	3.29%	1,455,434	3.56%

	$9,549,174	6.45%	$8,841,378	6.59%

            As of September 30, 2002, we had interest rate cap protection agreements on $296.9 million of combined consolidated variable rate debt. In addition, we had interest rate protection agreements effectively converting variable rate debt to fixed rate debt on $163.1 million of combined consolidated variable rate debt. Finally, we had interest rate swap agreements effectively converting fixed rate debt to variable rate debt on $675.0 million of combined consolidated fixed rate debt. Our interest rate agreements did not materially impact our interest expense or weighted average borrowing rates in 2002.

            On February 28, 2002, we refinanced a $150.0 million variable rate term loan, with essentially the same terms, and extended its maturity date to February 28, 2003 with an additional one-year extension of the maturity date available at our option. On March 15, 2002, we retired $250.0 million of 9% bonds with proceeds from our Credit Facility.

            On May 1, 2002, in connection with the Rodamco acquisition, we secured a $600 million 12-month acquisition credit facility that bore interest at LIBOR plus 65 basis points. The acquisition facility was paid off with proceeds of $174.8 million from the sale of the Mills Properties, with net proceeds of $322.2 million from the July 1, 2002 stock offering, with $100.0 million from the $500.0 million senior note offering described below, and with available cash.

            On August 21, 2002, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 6.06%. The first tranche is $150.0 million at a fixed interest rate of 5.38% due August 28, 2008 and the second tranche is $350.0 million at a fixed interest rate of 6.35% due August 28, 2012. We used the net proceeds of $495.4 million to pay off the remaining balance on our $600.0 million acquisition credit facility and to reduce borrowings on our Credit Facility. We have agreed to use our reasonable best efforts to file and have declared effective a registration statement under the Securities Act of 1933 relating to an offer to exchange the notes of each series for registered notes with substantially identical economic terms. If we do not complete the exchange offer within 180 days after the issuance of the notes, the interest rates on the notes will be increased by 0.50% per year.

            On September 16, 2002, we issued $394.0 million of debt at a weighted average rate of 6.20% that is due on September 16, 2012 and is secured by cross-collateralized mortgages encumbering 10 Properties. We used the $378.8 million of net proceeds from this offering to pay off a 10 mall Property pool of $225.5 million of debt that had a staggered maturity from September 2002 to June 2003 with the majority of the debt due in March 2003. In addition, we used the proceeds to pay off three individual Property mortgages totaling $169.9 million. The difference between the net proceeds from the new offering and payoffs was funded with available cash.

  Distributions

            On May 8, 2002, the Companies approved an increase in the annual combined distribution rate to $2.20 per Paired Share effective in the second quarter of 2002. The Companies declared a common stock dividend of $0.55 per share in the third quarter of 2002. Dividends during 2001 aggregated $2.08 per Paired Share. We are required to make distributions to maintain our status as a REIT. Our required distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Future distributions will be determined by the Board of Directors based on actual results of operations, cash available for distribution, and what may be required to maintain our status as a REIT.

  Acquisitions

            On May 3, 2002 we acquired certain partnership interests owned by Rodamco and its affiliates through the acquisition of Rodamco stock. The offering price was EUR 2.5 billion for the 45.1 million outstanding shares of Rodamco stock, or EUR 55 per share, of which our share was EUR 795.0 million or $720.7 million. Our share of the total consideration was approximately $1.6 billion, including the assumption of $579 million of debt and perpetual preferred units. In addition, after closing we funded $268.8 million to pay off our share of corporate level debt and unwind interest rate swaps. Our portion of the acquisition includes the purchase of the remaining partnership interests in four of our existing Joint Venture Properties and new partnership interests in nine additional Properties, and other partnership interests and assets. We acquired these partnership interests as part of our acquisition strategy to acquire and own market dominant regional malls thereby enhancing the quality of our overall portfolio.

            Concurrently with the Rodamco acquisition, we sold two partnership interests acquired as part of the Rodamco acquisition and an existing interest to Teachers. Teachers acquired partnership interests in these three Properties for approximately $391.7 million, including approximately $198.0 million of cash and approximately $193.7 million of debt assumed. Our sale of the existing partnership interest resulted in a net gain of $25.1 million.

            On July 19, 2002, we purchased the remaining two-thirds interest in Copley Place in Boston, one of the Rodamco Properties. We purchased the interest for $118.3 million and the assumption of $123.1 million of debt. We funded the acquisition with proceeds from our existing Credit Facility.

            In connection with the Rodamco acquisition we entered into a series of hedges to manage our exposure to fluctuations in the Euro currency due to our EUR 795 million exposure. The fluctuation in earnings from these hedging transactions was partially offset by changes in our final purchase price of the Rodamco acquisition. Our hedges positively impacted our earnings by $7.1 million for the nine-months ended September 30, 2002.

  Disposals

            Our disposal activity is summarized in our discussion of the results of operations for the nine-months ended September 30, 2002. The net cash proceeds of approximately $421.0 million from these disposals were used to fund the Rodamco acquisition, to pay down indebtedness under our existing Credit Facility and the $600.0 million acquisition credit facility, and for general working capital purposes. In addition to the Property sales described above, as a continuing part of our long-term strategic plan, we continue to pursue the sale of our remaining non-retail holdings and a number of non-core retail assets. This includes three Properties held for sale. We may decide to sell Properties that are not currently held for sale, in which case the sale prices of these assets may be less than the carrying value of the related assets.

  Development Activity

            We pursue new development as well as strategic expansion and renovation activity when we believe the investment of our capital meets our risk adjusted return criteria.

            New Developments.    Development activities are an ongoing part of our business. Currently, we have three new developments under construction, including two joint ventures, and we expect our share of 2002 development costs to be approximately $37.3 million.

            Strategic Expansions and Renovations.    One of our key objectives is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. We have renovation and/or expansion projects currently under construction and expect to invest approximately $135.7 million on redevelopment in 2002, which includes our share of costs related to joint ventures.

            International.    The SPG Operating Partnership has a 32.3% ownership interest in European Retail Enterprises, B.V. ("ERE"), that is accounted for using the equity method of accounting. ERE also operates through a wholly-owned subsidiary Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, lessors and managers. Our total current investment in ERE and BEG, including subordinated debt, is approximately $74.5 million. The agreements with BEG and ERE are structured to allow us to acquire an additional 29.5% ownership interest over time. The future commitments to purchase shares from three of the existing shareholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitment is approximately $45 million to purchase shares of stock of ERE, assuming that the three existing shareholders will exercise their put options. We expect these purchases to be made from 2004-2008. As of September 30, 2002, BEG and ERE had five shopping centers open in Poland and two in France.

            Technology Initiatives.    The members of MerchantWired LLC, including the Management Company, agreed to sell their interests in MerchantWired LLC under the terms of a definitive agreement with Transaction Network Services, Inc ("TNSI"). The transaction was expected to close in the second quarter of 2002, but in June 2002, TNSI unexpectedly informed the members of MerchantWired LLC that it would not complete the transaction. As a result, MerchantWired LLC shut down its operations and transitioned its customers to alternate service providers, which was completed by September 3, 2002. Accordingly, the Management Company wrote-off its investment in and advances to MerchantWired LLC. This resulted in our $38.8 million share of a write-off before tax, $22.5 million net of tax, which includes a $7.0 million write-down in the carrying amount of the infrastructure, consisting of broadband cable and the related connections and routers ("Cable"). We have not made any, nor do we expect, additional cash contributions to MerchantWired LLC.

            We and the other members of MerchantWired LLC paid $49.5 million directly to a MerchantWired LLC vendor to purchase the Cable in satisfaction of a lease guarantee obligation, of which our share was $26.3 million. As a result, we now own and control the Cable in our properties.The amount of the Cable acquired totaled $19.3 million of which $16.4 million is included in "Investment Properties, at cost" and $2.9 million is included in "Investments in unconsolidated entities, at equity" and is being amortized over four years. We are currently using the Cable for connectivity to our mall management offices and we are evaluating other opportunities to use the Cable, which may benefit our current and future operations, either directly or indirectly.

  Investing and Financing Activities

            Cash used in investing activities was $762.3 million for the nine months ended September 30, 2002 includes acquisition and related costs of $1.1 billion, capital expenditures of $154.5 million, net investment in the Management Company of $11.9 million, and investments in unconsolidated joint ventures of $65.8 million. Capital expenditures include development costs of $10.8 million, renovation and expansion costs of $67.9 million and tenant costs and other operational capital expenditures of $75.8 million. These cash uses are partially offset by distributions from unconsolidated entities of $163.8 million, net cash proceeds of $425.1 million from the sale of assets previously mentioned, and cash from acquisitions of $8.5 million.

            Cash provided by financing activities for the nine months ended September 30, 2002 was $202.2 million. This includes $341.4 million in proceeds from issuance of stock. In addition, we generated net proceeds from our debt financing activities previously described of $311.5 million and we made total distributions of $451.3 million. Minority interest contributions were $0.6 million.

EBITDA — Earnings from Operating Results before Interest, Taxes, Depreciation and Amortization

            We believe that there are several important factors that contribute to our ability to increase rent and improve profitability of our Properties, including aggregate tenant sales volume, comparable sales per square foot, occupancy levels and tenant occupancy costs. Each of these factors has a significant effect on EBITDA. We believe that EBITDA is an effective measure of Property operating performance because:

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

            The following summarizes total EBITDA for the Portfolio Properties and the operating profit margin of such Properties, which is equal to total EBITDA expressed as a percentage of total revenue:

	For Nine Months Ended September 30,
(in millions)	2002	% change	2001	% change
Consolidated Properties	$1,005.5		$957.5
Unconsolidated Properties	642.4		606.7

Total Portfolio Properties (1)	$1,647.9	5.4%	$1,564.2	4.0%

After minority interest (2)	$1,255.1	5.9%	$1,185.0	2.2%

Operating profit margin of the Portfolio Properties	63.9%		64.6%

(1)
Represents total portfolio EBITDA including Properties acquired or disposed during the first nine months of 2002 and 2001 and excludes the impacts of MerchantWired LLC.

(2)
EBITDA after minority interest represents our allocable portion of earnings before interest, taxes, depreciation and amortization for all Properties based on our economic ownership in each Property.

FFO — Funds from Operations

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

            Effective January 1, 2000, we adopted NAREIT's clarification in the definition of FFO, which requires the inclusion of the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting change or resulting from the sales of depreciable real estate. However, we also exclude from FFO, our write-off of technology investments and impairment of investment properties. In addition, FFO:

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

            The following summarizes our FFO and that of the Companies and reconciles our combined income before extraordinary items and cumulative effect of accounting change to our FFO for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Our FFO	$237,993	$210,241	$644,027	$577,005

Reconciliation:
Income before extraordinary items and cumulative effect of accounting change	$98,757	$69,585	$399,403	$203,330
Plus:
Depreciation and amortization from combined consolidated properties	125,311	110,799	351,756	323,545
Our share of depreciation and amortization from unconsolidated affiliates	34,365	33,955	107,654	98,675
(Gain) loss on sales of real estate and other, net	(76)	131	(170,383)	(2,552)
Our share of impairment charge and write-off from MerchantWired, LLC, net of tax	—	—	26,695	—
Write-off of technology investments	—	16,645	—	16,645
Less:
Management Company gain on sale of real estate, net	—	—	(8,400)	—
Minority interest portion of depreciation and amortization and extraordinary items	(1,846)	(1,540)	(5,675)	(4,527)
Preferred distributions (Including those of subsidiaries)	(18,518)	(19,334)	(57,023)	(58,111)

Our FFO	$237,993	$210,241	$644,027	$577,005

FFO allocable to the Companies	$176,893	$152,683	$473,848	$418,965

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

Energy management services

            On September 30, 1999, the SPG Operating Partnership entered into multi-year agreements with affiliates of Enron Corporation, for Enron Corporation to supply or manage all of the energy commodity requirements for the wholly-owned Properties and to provide certain services in connection with our tenant electricity redistribution program. Subsequently, many of our Joint Venture Properties entered into similar agreements. The agreements included electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. As a result of Enron Corporation's December 2001 bankruptcy filing and ensuing failure to perform under the agreements, we assumed control over the management of our energy assets throughout the Portfolio. This includes the purchase and payment of utilities, tenant billings for utilities and maintenance and repair of energy assets. There has been no service interruption to our Properties or tenants. We recover the majority of these costs and expenses from our tenants. On August 29, 2002, the United States Bankruptcy Court for the Southern District of New York entered an order approving the terms of a negotiated settlement of all claims existing between our wholly owned and Joint Venture Properties, and Enron Corporation. As a result, all parties have been legally relieved of performance under the agreements. In addition, as part of this settlement, we received cash of $6.8 million as collections on receivables, $3.5 million as a cash settlement payment, and we reimbursed Enron Corporation $6.5 million for energy efficient capital equipment installed at our Properties. Finally, after reaching the negotiated settlement for both our and Enron Corporation's pre and post petition claims, and recognizing the unamortized portion of deferred revenue from a rate restructure agreement in 2001, we recorded $8.6 million of revenue, net, that is included in other income in the accompanying unaudited statement of operations and comprehensive income.

Terrorism Insurance

            We currently have purchased two stand-alone policies of terrorism insurance, each with $100.0 million aggregate limits. One policy insures Mall of America and the other is a blanket policy providing a $100.0 million aggregate limit for the remainder of our Portfolio Properties. These policies run through the remainder of 2002.

Retail Climate and Tenant Bankruptcies

            Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing the vacant spaces lost due to tenant terminations. Pressures which affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from store closings or bankruptcies.

            The geographical diversity of our Portfolio mitigates some of our risk in the event of an economic downturn. In addition, the diversity of our tenant mix also is a factor because no single retailer represents either more than 2.4% of total GLA or more than 5.3% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. Our previously demonstrated ability to successfully retenant anchor and in line store locations reflects our resilience to fluctuations in economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, successful execution of a releasing strategy is not assured.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

            Sensitivity Analysis.    We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt or, in the case of a fair value hedge, to effectively convert fixed rate debt to variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 2002, a 0.50% increase in the market rates of interest would decrease annual future earnings and cash flows by approximately $6.6 million, and would decrease the fair value of debt by approximately $584.6 million. A 0.50% decrease in the market rates of interest would increase annual future earnings and cash flows by approximately $6.6 million, and would increase the fair value of debt by approximately $509.4 million.

Item 4: Controls and Procedures

  (a)
  Based on an evaluation of the Companies' disclosure controls and procedures (as defined in §§ 240.13a-14(c) and 240.15b-14(c)) as of November 4, 2002, the Companies' principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

  (b)
  There have been no significant changes in the Companies' internal controls and other factors that could significantly affect these controls subsequent to November 4, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II — Other Information

            Item 1: Legal Proceedings

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association ("Teachers") of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the SPG Operating Partnership and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant in connection with the sale to Teachers. On July 25, 2002 the Court heard arguments on the defendants' motion for summary judgment. Given that the case is still in pre-trial stage, it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any.

            Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al., Case No. 96CV02607. In Agostinelli, 27 former employees of DeBartolo Realty Corporationand DeBartolo Properties Management, Inc. sued DeBartolo Realty Corporation, DeBartolo Properties Management, Inc., and Simon Property for an alleged breach of contract related to DRC's Stock Incentive Plan. The complaint sought the payment of damages equal to the value of certain incentive stock allocated to the Plaintiffs accrued dividends on that stock, interest and attorneys fees. After the Court of Appeals reversed summary judgment for the defendants, the trial court rendered judgment for the plaintiffs in the combined total amount of approximately $12 million, with interest to run on the judgment. Both sides appealed the judgment, and on December 19, 2001, the Court of Appeals reversed the trial court in part and remanded the case for a limited trial. Upon remand to the trial court, the parties agreed to settle the litigation in exchange for our settlement payment of $14 million less applicable withholding for taxes. The final settlement resulted in an additional $3.1 million of expense for the nine-months ended September 30, 2002 and has been included in other expense in the accompanying combined statement of operations and comprehensive income.             Item 6: Exhibits and Reports on Form 8-K

  (a)
  Exhibits

99.1	CEO Certification of Form 10-Q
99.2	CFO Certification of Form 10-Q
  (b)
  Reports on Form 8-K

          Two reports on Form 8-K were filed during the current period.

          On August 9, 2002 under Item 5 — Other Events and Regulation FD Disclosure, the Companies reported that they made available additional ownership and operational information concerning the Companies, the Operating Partnerships, and the properties owned or managed as of June 30, 2002, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, the Companies reported that, on July 31, 2002, Simon Property issued a press release containing information on earnings as of June 30, 2002 and other matters. A copy of the press release was included as an exhibit to the filing.

          On August 20, 2002 under Item 7 — Financial Statements and Exhibits and under Item 9 — Regulation FD Disclosures, the Registrant's Chief Executive Officer and Chief Financial Officer submitted to the Commission their statements under oath regarding the Registrant's 2001 annual report on Form 10-K, 2002 definitive proxy materials, and all reports on Forms 10-Q and 8-K subsequent to the filing of the Registrant's 2001 Form 10-K. Those statements were included as exhibits to the filing.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                      SIMON PROPERTY GROUP, INC. AND
                      SPG REALTY CONSULTANTS, INC.

                      /s/ Stephen E. Sterrett
                      Stephen E. Sterrett,
                      Executive Vice President and Chief Financial Officer

                      Date: November 5, 2002

CERTIFICATIONS

            I, David Simon, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Simon Property Group, Inc. and SPG Realty Consultants, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4.
The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' boards of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6.
The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	/s/ David Simon
David Simon, Chief Executive Officer

            I, Stephen E. Sterrett, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Simon Property Group, Inc. and SPG Realty Consultants, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4.
The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' boards of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6.
The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	/s/ Stephen E. Sterrett
Stephen E. Sterrett, Executive Vice President and Chief Financial Officer

QuickLinks

SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC. FORM 10-Q INDEX
Unaudited Combined Balance Sheets
Unaudited Combined Statements of Operations and Comprehensive Income
Unaudited Combined Statements of Cash Flows
Unaudited Consolidated Balance Sheets
Unaudited Consolidated Statements of Operations and Comprehensive Income
Unaudited Consolidated Statements of Cash Flows
Unaudited Consolidated Balance Sheets
Unaudited Consolidated Statements of Operations
Unaudited Consolidated Statements of Cash Flows
SIMON PROPERTY GROUP, INC. AND SPG REALTY CONSULTANTS, INC. Condensed Notes to Unaudited Financial Statements (Dollars in thousands, except per share amounts and where indicated as in millions or billions)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part II — Other Information
Item 1: Legal Proceedings
SIGNATURES
CERTIFICATIONS