Form 10-K
period 2002-12-31
SIMON PROPERTY GROUP INC /DE/
filed 2003-03-07
CIK 1063761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

SIMON PROPERTY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	001-14469 (Commission File No.)	04-6268599 (I.R.S. Employer Identification No.)

115 West Washington Street, Suite 15 East
Indianapolis, Indiana 46204
(Address of principal executive offices) (ZIP Code)
 (317) 636-1600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.0001 par value	New York Stock Exchange
6.5% Series B Convertible Preferred Stock, $.0001 par value	New York Stock Exchange
8.75% Series F Cumulative Redeemable Preferred Stock, $.0001 par value	New York Stock Exchange
7.89% Series G Cumulative Step-Up Premium Rate Preferred Stock, $.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

            Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

            The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $6,294 million based on the closing sale price on the New York Stock Exchange for such stock on June 28, 2002.

            As of February 14, 2003, Simon Property Group, Inc. had 182,721,514; 3,200,000 and 4,000 shares of common stock, Class B common stock and Class C common stock outstanding, respectively.

Documents Incorporated By Reference

            Portions of the Registrant's Annual Report to Shareholders are incorporated by reference into Parts I, II and IV and portions of the Registrant's Proxy Statement in connection with its 2003 Annual Meeting of Shareholders are incoporated by reference in Part III.

SIMON PROPERTY GROUP, INC.
Annual Report on Form 10-K
December 31, 2002

Part I

Item 1. Business

  Background

            Simon Property Group, Inc. ("Simon Property") is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust ("REIT"). Simon Property Group, L.P. (the "Operating Partnership") is a majority-owned partnership subsidiary of Simon Property that owns all but one of our real estate properties. In this report, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership and their subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of December 31, 2002, we owned or held an interest in 246 income-producing properties in the United States, which consisted of 173 regional malls, 68 community shopping centers, and five office and mixed-use properties in 36 states (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail space, office space, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in other real estate assets and ownership interests in eight retail real estate properties operating in Europe and Canada.

            We believe that our Portfolio is the largest, as measured by gross leasable area ("GLA"), of any publicly-traded retail REIT. In addition, we own more regional malls than any other publicly-traded REIT.

  Mergers and Acquisitions

            Mergers and acquisitions have been a significant component of the growth and development of our business. Beginning with the merger with DeBartolo Realty Corporation in August of 1996, we have completed several mergers or acquisitions that have helped shape our current organization. These include the merger with Corporate Property Investors, Inc., in 1998 and the acquisition of the assets of New England Development Company in 1999.

            On May 3, 2002, we purchased, jointly with Westfield America Trust and The Rouse Company, the partnership interests of Rodamco North America N.V. ("Rodamco") and its affiliates. Our portion of the acquisition included the purchase of the remaining partnership interests in four of our existing joint venture Properties, partnership interests in nine additional Properties, and other partnership interests and assets. The purchase price was €2.5 billion for the 45.1 million outstanding shares of Rodamco stock, or €55 per share, and the assumption of certain Rodamco obligations. Our share of the total purchase price was approximately $1.6 billion, including €795.0 million or $720.7 million to acquire Rodamco shares, the assumption of $579 million of debt and preferred units, and cash of $268.8 million to pay off our share of corporate level debt and unwind interest rate swap agreements.

  Tender Offer for Taubman Centers, Inc.

            In October 2002, we sent letters to the Chief Executive Officer and the Board of Directors of Taubman Centers, Inc. ("Taubman Centers") expressing our interest in pursuing a business combination with Taubman Centers and offering to acquire the company at $17.50 per share in cash. On December 5, 2002, Simon Property Acquisitions, Inc. ("Simon Property Acquisitions"), our wholly owned subsidiary, commenced a tender offer to acquire all of the outstanding shares of Taubman Centers at a price of $18.00 per share in cash. On January 15, 2003, Westfield America Inc., the U.S. subsidiary of Westfield America Trust, joined our tender offer and we jointly increased the offer price to $20.00 per share in cash. The Board of Directors of Taubman Centers has recommended that Taubman Centers' shareholders not tender their shares into the tender offer, despite the fact that the current $20.00 per share offer price represents a premium of approximately 50% over the price of Taubman Centers shares on the date we made our first written proposal and is above the highest level that Taubman Centers shares have ever traded. Complete terms and conditions of the tender offer are set forth in the Offer to Purchase, the Supplement thereto and the related revised Letter of Transmittal, each of which has been filed with the Securities and Exchange Commission (the "Commission") as an exhibit to our Tender Offer Statement on Schedule TO.

            On December 5, 2002, we also filed preliminary proxy materials with the Commission relating to a potential meeting of shareholders of Taubman Centers. The purpose of the meeting would be to allow the shareholders of Taubman Centers to approve, pursuant to Chapter 7B of the Michigan Business Corporation Act, voting rights for shares that we anticipate acquiring in the tender offer. On December 11, 2002, Taubman Centers filed a Schedule 14D-9 in which it disclosed that it had amended its by-laws on December 10, 2002 to opt out of Section 7B of the Michigan Business Corporation Act. We currently do not plan on requesting this meeting of shareholders of Taubman Centers as contemplated by this preliminary proxy statement unless Taubman Centers again becomes subject to Section 7B of the Michigan Business Corporation Act.

            On December 11, 2002, Taubman Centers filed a Schedule 14D-9 with the Commission recommending that Taubman Centers' common shareholders reject our tender offer.

            On December 16, 2002, we filed separate preliminary proxy materials with the Commission requesting agent designations from the holders of outstanding voting securities of Taubman Centers in order to permit us to call a special meeting of Taubman Centers' shareholders. The purpose of the special meeting would be to permit the holders of these voting securities to vote on the removal of certain impediments to our tender offer, including the applicability of the "excess share" provisions contained in Taubman Centers' articles of incorporation. On February 21, 2003, we filed an amendment to these preliminary proxy materials, which includes updated information regarding our tender offer and litigation.

            On January 15, 2003, Westfield America Inc., the U.S. subsidiary of Westfield America Trust, joined our tender offer pursuant to the terms of an Offer Agreement and we jointly increased the offer price to $20.00 per share net to the seller in cash and extended the expiration date of the tender offer to February 14, 2003.

            On January 21, 2003, Taubman Centers filed an amendment to its Schedule 14D-9 with the Commission recommending that Taubman Centers' common shareholders reject our amended tender offer.

            On January 22, 2003, the Court issued an opinion and order denying in part, and granting in part, Taubman Centers' and the other defendants' motion to dismiss Count I of our complaint, as amended. The Court held that while the issuance in 1998 of the Series B Preferred Stock by Taubman Centers to the Taubman family did not violate Michigan law, the Taubman family's purported blocking position in Taubman Centers may be challenged by us. We have filed a motion for preliminary injunction and the Court has scheduled a hearing for March 21, 2003. At that hearing, we intend to argue that, among other things, the Taubman family's "group" voting power was obtained in violation of Michigan law, that the Taubman family's Series B Preferred Stock was improperly acquired in breach of fiduciary duties owed to Taubman Centers' public shareholders and that the Taubman Centers' Board of Directors has breached, and is continuing to breach, its fiduciary duties to the Taubman Centers' public shareholders. Both parties have filed legal briefs on their issues. If the Court rules in our favor at the March 21, 2003 hearing, the entire voting position the Taubman family purports to wield is subject to being legally invalidated.

            On February 17, 2003, we announced, jointly with Westfield America Inc., that as of February 14, 2003, 44,135,107 common shares, or approximately 85% of the outstanding common shares, of Taubman Centers had been tendered into our offer and that the expiration date of the tender offer was extended to March 28, 2003.

            On March 4, 2003, Taubman Centers' Board of Directors sent a letter to David Simon, our Chief Executive Officer, and Peter Lowy, the Chief Executive Officer of Westfield America, Inc., in which they reiterated their unanimous rejection of our tender offer as not in the best interests of Taubman Centers' shareholders.

  Structural Simplification

            Effective December 31, 2002, SPG Realty Consultants, Inc. ("SPG Realty") was merged into Simon Property, ending the "paired share" REIT structure resulting from our combination with Corporate Property Investors, Inc. All of the outstanding stock of SPG Realty was previously held in trust for the benefit of the holders of common stock of Simon Property. As a result of the merger, our stockholders who were previously the beneficial owners of the SPG Realty stock are now, by virtue of their ownership of our common stock, the owners of the assets and operations formerly owned or conducted by SPG Realty. SPG Realty Consultants, L.P., the former majority-owned subsidiary partnership of SPG Realty, is now a subsidiary partnership of Simon Property.

            M.S. Management Associates, Inc. (the "Management Company") provides leasing, management and development services as well as project management, accounting, legal, marketing and management information systems services to most of the Properties. In addition, insurance subsidiaries of the Management Company reinsure the self-insured retention portion of our general liability and workers' compensation programs. Third party providers provide coverage above the insurance subsidiaries' limits.

            On January 1, 2003, the Operating Partnership acquired all of the remaining equity interests of the Management Company. The interests acquired consist of 95% of the voting common stock and 1.25% of the non-voting common stock of the Management Company and approximately 2% of the economic interests of the Management Company. The interests were acquired from Melvin Simon, Herbert Simon and David Simon (the "Simons"), for a total purchase price of $425,000, which was equal to the appraised value of the interests as determined by an independent third party. The acquisition was unanimously approved by our independent directors. As a result, the Management Company is now a wholly owned consolidated taxable REIT subsidiary ("TRS") of the Operating Partnership.

  Dispositions

            As part of our strategic plan to own quality retail real estate, we continue to pursue the sale, under the right circumstances, of Properties that no longer meet our strategic criteria. We believe that the sale of these non-core Properties will not have a material impact on our future results of operations or cash flows nor will their sale materially affect our ongoing operations.

            During 2002, we sold our interests in 15 of the 252 Properties we owned as of December 31, 2001 summarized as follows:

  •
  We sold our interest in Orlando Premium Outlets.
  •
  We sold our interests in five Mills Properties.
  •
  We disposed of seven of our nine assets held for sale as of December 31, 2001 and two other non-core Properties.

            In addition, in January 2003, we continued our disposition activities with the sale of a portfolio of four non-core Properties. We believe that any earnings dilution on our results of operations from these dispositions will be more than offset by the positive impact of the Rodamco acquisition.

Operating Policies and Strategies

            The following is a discussion of our investment policies, financing policies, conflicts of interest policies and policies with respect to certain other activities. Our Board of Directors may amend or rescind these policies from time to time at its discretion without a stockholder vote.

  Investment Policies

            We conduct all of our investment activities, except for one Property that we own directly, through the Operating Partnership and will continue to do so for as long as the Operating Partnership exists. Our primary business objectives are to increase Funds From Operations ("FFO") per share and the value of our Properties and operations while maintaining a stable balance sheet consistent with our financing policies. We intend to achieve these objectives by:

  •
  pursuing a leasing strategy that takes advantage of the unique nature of many of our Properties;
  •
  continuing to improve the performance of our Properties through management techniques such as using economies of our scale to help control operating costs and generating additional revenues through merchandising, marketing and promotional activities;
  •
  renovating and/or expanding our Properties where appropriate;
  •
  developing new shopping centers when such development meets our economic criteria; and
  •
  acquiring additional shopping centers and the portfolios of other retail real estate companies that meet our investment criteria.

            We cannot assure you, however, that we will achieve our business objectives.

            It is our policy to develop and acquire properties to generate both current income and long-term appreciation in value. We do not have a policy limiting the amount or percentage of assets that may be invested in any particular property or type of property or in any geographic area. We may purchase or lease properties for long-term investment or develop, redevelop, and/or sell our Properties, in whole or in part, when circumstances warrant. We currently participate and may continue to participate with other entities in property ownership, through joint ventures or other types of co-ownership. These equity investments may be subject to existing mortgage financing and other indebtedness that have priority over our equity interest.

            While we emphasize equity real estate investments, we may, in our discretion, invest in mortgages and other real estate interests consistent with our qualification as a REIT. Mortgages in which we invest may or may not be insured by a governmental agency. We do not intend to invest to a significant extent in mortgages or deeds of trust. We may invest in participating or convertible mortgages, however, if we conclude that we may benefit from the cash flow or any appreciation in the value of the property.

            We may also invest in securities of other entities engaged in real estate activities or securities of other issuers. However, any such investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification under the Internal Revenue Code. The REIT limitations mean that we cannot make an investment that would cause our real estate assets to be less than 75% of our total assets. In addition, we must derive at least 75% of our gross income from "rents from real estate" and at least 95% must be derived from rents from real estate, interest, dividends and gains from the sales or disposition of stock or securities.

            Subject to these REIT limitations, we may invest in the securities of other issuers in connection with acquisitions of indirect interests in real estate. Such an investment would normally be in the form of general or limited partnership interests in special purpose partnerships that own one or more properties. We may, in the future, acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with our investment policies. We do not intend to invest in securities of other issuers for the purpose of exercising control other than the Operating Partnership and certain wholly-owned subsidiaries and to acquire interests in real estate. We do not intend that our investments in securities will require us to register as an "investment company" under the Investment Company Act of 1940, as amended. We intend to divest securities before any such registration would be required.

  Financing Policies

            We finance our business to maintain compliance with the covenant restrictions of certain agreements relating to the indebtedness of the Operating Partnership that limit our ratio of debt to total market capitalization. For example, the agreements relating to the Operating Partnership's lines of credit and the indentures for the Operating Partnership's debt securities contain convenants that restrict the total amount of debt of the Operating Partnership to 60% of adjusted total assets and secured debt to 55% of adjusted total assets. In addition, these agreements contain covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for our securities and the debt securities of the Operating Partnership.

            If the Board of Directors determines to seek additional capital, we may raise such capital through additional equity offerings, debt financing, creation of joint ventures with existing ownership interests in Properties, retention of cash flows or a combination of these methods. Our ability to retain cash flows is subject to Internal Revenue Code provisions requiring REITs to distribute a certain percentage of taxable income. We must also take into account taxes that would be imposed on undistributed taxable income. If the Board of Directors determines to raise additional equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. The Board of Directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. This may include issuing stock in exchange for property. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock which may be convertible into common stock. Existing stockholders will have no preemptive right to purchase shares in any subsequent offering of our securities. Any such offering could cause a dilution of a stockholder's investment in us.

            We anticipate that any additional borrowings would be made through the Operating Partnership. We might, however, incur borrowings that would be reloaned to the Operating Partnership. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any of such indebtedness may be unsecured or may be secured by any or all of our assets, the Operating Partnership or any existing or new property-owning partnership. Any such indebtedness may also have full or limited recourse to all or any portion of the assets of any of the foregoing. Although we may borrow to fund the payment of dividends, we currently have expectation that we will be regularly required to do so.

            We may seek to obtain unsecured or secured lines of credit. We also may determine to issue debt securities. Any such debt securities may be convertible into capital stock or be accompanied by warrants to purchase capital stock. We also may sell or securitize our lease receivables. The proceeds from any borrowings may be used for the following:

  •
  financing acquisitions;
  •
  developing or redeveloping properties;
  •
  refinancing existing indebtedness;
  •
  working capital or capital improvements; or
  •
  meeting the income distribution requirements applicable to REITs if we have income without the receipt of cash sufficient to enable us to meet such distribution requirements.

            We also may determine to finance acquisitions through the following:

  •
  issuance of additional units of limited partnership interest in the Operating Partnership;
  •
  issuance of shares of common stock;
  •
  sale or exchange of ownership interests in Properties;
  •
  issuance of shares of preferred stock; or
  •
  issuance of other securities.

            The ability to offer units of limited partnership interest to transferors may result in beneficial tax treatment for the transferors. This is because the exchange of units for properties may defer the recognition of gain for tax purposes by the transferor. It may also be an advantage for us since certain investors may be limited in the number of shares of our capital stock that they may purchase.

            If the Board of Directors determines to obtain additional debt financing, we intend to do so generally through mortgages on Properties, drawings against revolving lines of credit, or the issuance of unsecured debt. We may do this directly or through an entity owned or controlled by us. The mortgages may be non-recourse, recourse, or cross-collateralized. We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties.

            We only invest in or form special purpose entities to obtain permanent financing for properties on attractive terms. Permanent financing for properties is typically structured as a mortgage loan on one or a group of properties in favor of an institutional third party or as a joint venture with a third party or as a securitized financing. For securitized financings, we are required to create special purpose entities to own the properties. These special purpose entities are structured so that they would not be consolidated with us in the event we would ever become subject to a bankruptcy proceeding. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

  Conflicts of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. At least a majority of the members of our Board of Directors must be independent directors. Any transaction between us and the Simons or the DeBartolos, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of our independent directors.

            The sale by the Operating Partnership of any property that it owns may have an adverse tax impact on the Simons or the DeBartolos and the other limited partners of the Operating Partnership. In order to avoid any conflict of interest between Simon Property and the limited partners of the Operating Partnership, our charter requires that at least six of our independent directors may authorize and require the Operating Partnership to sell any property it owns. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by each of the Simons contain covenants limiting the ability of the Simons to participate in certain shopping center activities in North America.

  Policies With Respect To Certain Other Activities

            We do not intend to make investments other than as previously described. We intend to make investments in such a manner as to be consistent with the REIT requirements of the Internal Revenue Code, unless the Board of

Directors determines that it is no longer in our best interests to qualify as a REIT. The Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer shares of our capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. We may engage in such activities in the future. We may in the future issue shares of our common stock to holders of units of limited partnership interest in the Operating Partnership upon exercise of such holders' rights under the Operating Partnership agreement. We have not made loans to other entities or persons, including our officers and directors, other than to the Management Company and to officers to pay taxes on the vesting of restricted stock. However, it is now our policy to not make any loans to our directors and executive officers for any purpose and all loans previously made to current executive officers have been repaid in full. We may in the future make loans to the Management Company and to joint ventures in which we participate. We do not intend to engage in the following:

  •
  trading, underwriting or agency distribution or sale of securities of other issuers; or
  •
  the active trade of loans and investments.

  Operating Strategies

            We plan to achieve our primary business objectives through a variety of methods discussed below, although we cannot assure you that that we will achieve such objectives.

            Leasing.    We pursue a leasing strategy that includes:

  •
  marketing available space to maintain or increase occupancy levels;
  •
  renewing existing leases and originating new leases at higher base rents per square foot;
  •
  negotiating leases that allow us to be reimbursed from our tenants for the majority of our property operating, real estate tax, repairs and maintenance, and advertising and promotion expenditures, and
  •
  executing leases that provide for percentage or overage rents and/or regular or periodic fixed contractual increases in base rents.

            Management.    We draw upon our expertise gained through management of a geographically diverse Portfolio, nationally recognized as comprising high quality retail and mixed-use Properties. In doing so, we seek to maximize cash flow through a combination of:

  •
  an active merchandising program to maintain our shopping centers as inviting shopping destinations;
  •
  efforts to minimize overhead and operating costs which not only benefits our operations but also reduces the costs reimbursed to us from our tenants. A tenant's ability to pay rent is affected by the percentage of its sales represented by occupancy costs, which consist of rent and expense recoveries. As sales levels increase, if expenses subject to recovery are controlled, the tenant can afford to pay higher base rent.
  •
  coordinated marketing and promotional activities that establish and maintain customer loyalty; and
  •
  systematic planning and monitoring of results.

            We believe we are one of the lowest-cost providers of retail space, which has permitted the rents in both regional malls and community shopping centers to increase without raising a tenant's total occupancy cost beyond its ability to pay. We also believe that if we are successful in our efforts to increase sales while controlling operating expenses we will be able to continue to increase base rents at the Properties.

            International Expansion.    We believe that the expertise we have gained through the development and management of our domestic Properties can be utilized in retail properties abroad. We intend to continue the pursuit of international opportunities on a selective basis to enhance shareholder value. There are risks inherent in international operations that may be beyond our control. These include the following risks that may have a negative impact on our results of operations:

  •
  changes in foreign currency exchange rates;
  •
  declines in economic conditions abroad;
  •
  changes in foreign political environments; and
  •
  changes in foreign laws.

            Other Revenues.    Due to our size and tenant relationships we also generate revenues from the following sources:

  •
  Simon Brand Venture's ("Simon Brand") revenues are derived from establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances. Simon Brand types of revenue include payment services, national media contracts, a national beverage contract and other contracts with national companies.
  •
  Simon Brand also pursues mall marketing initiatives, including the sale of gift certificates and gift cards. We launched a Simon Visa Gift Card test at four regional malls in the fall of 2001 and extended the program to 43 additional malls in August 2002. We plan to complete the rollout to other regional malls in 2003. The gift card program will eventually replace our existing paper certificates.
  •
  Simon Business Network ("Simon Business") offers a competitively valued, broad-based array of products and property operating services, resulting from its relationships with vendors, to our tenants and others. The tenant services provided through Simon Business include a national waste management services program, a national total facility service program which includes operational and maintenance services, a national automatic teller machine program, a national security services program, and parking service programs.

  Competition

            We consider our direct competitors to be seven other major publicly-held regional mall companies as well as the numerous other commercial developers, real estate companies and other owners of retail real estate that compete with us in our trade areas. In addition, our Properties compete against non-physical based forms of retailing such as catalog companies and e-commerce websites that offer similar retail products. Some of our Properties are of the same type and are within the same market area as other competitive properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage. We believe that we have a competitive advantage in the retail real estate business as a result of:

  •
  the size, quality and diversity of our Properties
  •
  our management and operational expertise
  •
  our use of innovative retailing concepts
  •
  our extensive experience and relationships with retailers and lenders
  •
  our mall marketing initiatives and consumer focused strategic corporate alliances, and
  •
  our ability to use our size to reduce the total occupancy cost of our tenants.

  Environmental Matters

            General Compliance.    We believe that the Portfolio is in compliance, in all material respects, with all Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances. Nearly all of the Portfolio has been subjected to Phase I or similar environmental audits (which generally involve only a review of records and visual inspection of the property without soil sampling or ground water analysis) by independent environmental consultants. Phase I environmental audits are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our results of operations. We cannot assure you that:

  •
  existing environmental studies with respect to the Portfolio reveal all potential environmental liabilities;
  •
  any previous owner, occupant or tenant of a Property created any material environmental condition not known to us;
  •
  the current environmental condition of the Portfolio will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or
  •
  future uses or condition (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in environmental liabilities.

            Asbestos-Containing Materials.    Asbestos-containing materials are present in most of the Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which we believe are generally in good condition. Fireproofing and insulation containing asbestos is also present in certain Properties in limited concentrations or in limited areas. The presence of such asbestos-containing materials does not violate currently applicable laws. Generally, we remove asbestos-containing materials as required in the ordinary course of any renovation, reconstruction, or expansion, and in connection with the retenanting of space.

            Underground Storage Tanks.    Several of the Properties contain, or at one time contained, underground storage tanks used to store waste oils or other petroleum products primarily related to auto services center establishments or emergency electrical generation equipment. We believe that regulated tanks have been removed, upgraded or abandoned in place in accordance with applicable environmental laws. Site assessments have revealed certain soil and groundwater contamination associated with such tanks at some of these Properties. Subsurface investigations (Phase II assessments) and remediation activities are either completed, ongoing, or scheduled to be conducted at such Properties. The cost of remediation with respect to such matters has not been material and we do not expect these costs will have a material adverse effect on our results of operations.

            Properties to be Developed or Acquired.    Land held for mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties. In certain instances, such residues or debris could be or contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire properties, we typically conduct environmental due diligence consistent with acceptable industry standards.

  Certain Activities

            During the past three years, we have:

  •
  issued 2,060,965 shares of common stock upon the conversion of Series A and B preferred stock;
  •
  issued 21,059 shares of common stock in lieu of preferred dividends on Series A preferred stock;
  •
  issued 1,132,439 shares of common stock upon the conversion of units of limited partnership interest in the Operating Partnership;
  •
  issued 851,650 restricted shares of common stock, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan;
  •
  issued 1,099,772 shares of common stock upon exercise of stock options under The Simon Property Group 1998 Stock Incentive Plan;
  •
  borrowed a maximum amount of $863.0 million under our $1.25 billion unsecured revolving credit facility; the outstanding amount of borrowings as of December 31, 2002 was $308.0 million;
  •
  as a co-borrower with the Operating Partnership, borrowed a maximum of $1.4 billion under a $1.4 billion unsecured acquisition loan taken out in connection with our merger in 1998 with Corporate Property Investors, Inc.; the outstanding balance of this loan was paid off on August 6, 2001;
  •
  as a co-borrower with the Operating Partnership, borrowed a maximum of $600 million under a $600 million 12-month acquisition credit facility taken out in connection with the Rodamco acquisition; the outstanding balance of this acquisition credit facility was paid off during the third quarter of 2002;
  •
  not made loans to other entities or persons, including our officers and directors, other than to the Management Company and certain officers to pay income taxes due upon the vesting of restricted stock; all loans previously made to current executive officers have been repaid in full;
  •
  not invested in the securities of other issuers for the purpose of exercising control, other than the Operating Partnership and certain wholly-owned subsidiaries and to acquire interests in real estate, except for 11,000 shares of Taubman Centers common stock acquired in connection with our tender offer;
  •
  not underwritten securities of other issuers;
  •
  not engaged in the purchase and sale or turnover of investments, except for the sale of 1,408,450 shares of Chelsea GCA Realty, Inc. common stock, a publicly-traded REIT, for $50.0 million;
  •
  repurchased directly or through subsidiaries 1,787,600 shares of common stock for cash; and
  •
  provided annual reports containing financial statements certified by independent public accountants and quarterly reports containing unaudited financial statements to our security holders.

  Employees

            At February 14, 2003 we and our affiliates employed approximately 4,020 persons at various centers and offices throughout the United States, of which approximately 1,610 were part-time. Approximately 830 of these employees were located at our headquarters.

  Corporate Headquarters

            Our executive offices are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636-1600.

  Available information

            Our Internet website address is www.shopsimon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the Corporate Info/Investor Relations section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

  Executive Officers of the Registrants

            The following table sets forth certain information with respect to the executive officers of Simon Property as of December 31, 2002.

Name	Age	Position
Melvin Simon (1)	76	Co-Chairman
Herbert Simon (1)	68	Co-Chairman
David Simon (1)	41	Chief Executive Officer
Hans C. Mautner	65	Vice Chairman; Chairman, Simon Global Limited
Richard S. Sokolov	53	President and Chief Operating Officer
Randolph L. Foxworthy	58	Executive Vice President — Corporate Development
Gary L. Lewis	44	Executive Vice President — Leasing
Stephen E. Sterrett	47	Executive Vice President and Chief Financial Officer
J. Scott Mumphrey	51	Executive Vice President — Property Management
John Rulli	46	Executive Vice President — Chief Administrative Officer
James M. Barkley	51	General Counsel; Secretary
Andrew A. Juster	50	Senior Vice President and Treasurer

(1)
Melvin Simon is the brother of Herbert Simon and the father of David Simon.

            Set forth below is a summary of the business experience of the executive officers of Simon Property. The executive officers of Simon Property serve at the pleasure of the Board of Directors. For biographical information of Melvin Simon, Herbert Simon, David Simon, Hans C. Mautner, and Richard S. Sokolov, see Item 10 of this report.

            Mr. Foxworthy is the Executive Vice President — Corporate Development of Simon Property. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with Simon Property since 1993.

            Mr. Lewis is the Executive Vice President — Leasing of Simon Property. Mr. Lewis joined MSA in 1986 and held various positions with MSA and Simon Property prior to becoming Executive Vice President in charge of Leasing of Simon Property in 2002.

            Mr. Sterrett serves as Simon Property's Executive Vice-President and Chief Financial Officer. He joined MSA in 1989 and has held various positions with MSA until 1993 when he became Simon Property's Senior Vice-President and Treasurer. He became Simon Property's Chief Financial Officer in 2001.

            Mr. Mumphrey serves as Simon Property's Executive Vice President — Property Management. He joined MSA in 1974 and also held various positions with MSA before becoming Senior Vice President of property management in 1993. In 2000, he became the President of Simon Business Network.

            Mr. Rulli serves as Simon Property's Executive Vice-President and Chief Administrative Officer. He joined MSA in 1988 and held various positions with MSA before becoming Simon Property's Executive Vice President in 1993 and Chief Administrative Officer in 2000.

            Mr. Barkley serves as Simon Property's General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

            Mr. Juster serves as Simon Property's Senior Vice-President and Treasurer. He joined MSA in 1989 and held various financial positions with MSA until 1993 and thereafter has held various positions with Simon Property.

Item 2. Properties

  Properties

            Our Properties primarily consist of regional malls and community shopping centers. Our Properties contain an aggregate of approximately 184.5 million square feet of GLA, of which we own 105.9 million square feet ("Owned GLA"). Our size has allowed us to eliminate significant dependence upon one retail tenant. More than 3,900 different retailers occupy more than 20,000 stores in our Properties and no retail tenant represents more than 5.3% of our Properties' total minimum rents. Total estimated retail sales at the Properties in 2002 were approximately $40 billion.

            Regional malls generally contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. Our 173 regional malls range in size from approximately 200,000 to 2.8 million square feet of GLA, with all but six regional malls over 400,000 square feet. Our regional malls contain in the aggregate more than 17,500 occupied stores, including over 650 anchors, which are mostly national retailers.

            Community shopping centers are generally unenclosed and smaller than regional malls. Our 68 community shopping centers generally range in size from approximately 50,000 to 600,000 square feet of GLA. Community shopping centers generally are of two types. First, we own traditional community centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area. Second, we own "power centers" that are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center.

            We also have interests in five office and mixed-use Properties. The five office and mixed-use Properties range in size from approximately 496,000 to 1,214,000 square feet of GLA. Three of these Properties are regional malls with connected office buildings, and two are located in mixed-use developments and contain primarily office space.

            The following table provides data as of December 31, 2002:

	Regional Malls	Community Centers	Office and Other
% of total annualized base rent	90.7%	5.5%	3.8%
% of total GLA	88.7%	9.3%	2.0%
% of Owned GLA	85.3%	11.3%	3.4%

            As of December 31, 2002, approximately 92.7% of the Mall and Freestanding Owned GLA in regional malls and the retail space in the mixed-use Properties was leased, and approximately 86.9% of Owned GLA in the community shopping centers was leased.

            We own 100% of 164 of our 246 Properties, control 14 Properties in which we have a joint venture interest, and hold the remaining 68 Properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 237 of our Properties. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partner in our joint ventures may initiate these provisions at any time, which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total		Anchor	Mall & Freestanding	Retail Anchors
	REGIONAL MALLS
1.	Alton Square	IL	Alton	Fee	100.0%		Acquired 1993	69.2%	639,220		426,315	212,905	Sears, JCPenney, Famous Barr
2.	Anderson Mall	SC	Anderson	Fee	100.0%		Built 1972	89.6%	622,210		404,394	217,816	Belk, Belk Mens & Home Store, JCPenney, Sears
3.	Apple Blossom Mall	VA	Winchester	Fee	49.1%	(4)	Acquired 1999	82.3%	443,270		229,011	214,259	Belk, JCPenney, Sears
4.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	93.6%	501,890	(28)	191,395	310,495	Marshalls, Home Depot, Linens-N-Things, Filene's Basement
5.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1%	(4)	Acquired 1999	99.0%	206,062			206,062	Border Books & Music, Cheesecake Factory, Tiffany
6.	Auburn Mall	MA	Auburn (Boston)	Fee	49.1%	(4)	Acquired 1999	90.4%	592,368		417,620	174,748	Filene's, Filene's Home Store, Sears
7.	Aurora Mall	CO	Aurora	Fee	100.0%		Acquired 1998	84.8%	1,014,180		566,015	448,165	JCPenney, Foley's, Foley's Mens & Home, Sears
8.	Aventura Mall (5)	FL	Miami	Fee	33.3%	(4)	Built 1983	95.4%	1,901,213		1,242,098	659,115	Macy's, Sears, Bloomingdales, JCPenney, Lord & Taylor, Burdines
9.	Avenues, The	FL	Jacksonville	Fee	25.0%	(4)	Built 1990	96.0%	1,118,145		754,956	363,189	Belk, Dillard's, JCPenney, Parisian, Sears
10.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	96.6%	1,244,079		777,266	466,813	Dillard's Womens & Home, Dillard's Mens & Children, Foley's, Sears, Nordstrom (6), JCPenney
11.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	92.1%	1,184,684		770,111	414,573	Dillard's Women, Dillard's Mens, Children & Home, Famous Barr, Sears, JCPenney
12.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	99.9%	652,024		447,508	204,516	Younkers (6), Elder-Beerman, Kohl's, Shopko
13.	Bergen Mall	NJ	Paramus (NYC)	Fee and Ground Lease (7) (2061)	100.0%		Acquired 1987	96.0%	857,889		453,260	404,629	Off 5th-Saks Fifth Avenue Outlet, Value City Furniture, Macy's, Marshalls
14.	Biltmore Square	NC	Asheville	Fee	100.0%		Built 1989	73.4%	494,236		242,576	251,660	Belk, Dillard's, Proffitt's, Goody's
15.	Bowie Town Center	MD	Bowie	Fee	100.0%		Built 2001	100.0%	664,215		338,567	325,648	Hecht's, Sears, Barnes & Noble, Bed, Bath & Beyond
16.	Boynton Beach Mall	FL	Boynton Beach	Fee	100.0%		Built 1985	98.5%	1,183,677		883,720	299,957	Macy's, Burdines, Sears, Dillard's Mens & Home, Dillard's Women, JCPenney
17.	Brea Mall	CA	Brea	Fee	100.0%		Acquired 1998	98.3%	1,314,612		874,802	439,810	Macy's, JCPenney, Robinsons-May, Nordstrom, Sears

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
18.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	99.1%	618,267	427,730	190,537	Dillard's, JCPenney, Sears
19.	Brunswick Square	NJ	East Brunswick (NYC)	Fee	100.0%		Built 1973	98.2%	772,635	467,626	305,009	Macy's, JCPenney, Barnes & Noble
20.	Burlington Mall	MA	Burlington	Ground Lease (2048)	100.0%		Acquired 1998	99.2%	1,253,162	836,236	416,926	Macy's, Lord & Taylor, Filene's, Sears
21.	Cape Cod Mall	MA	Hyannis	Ground Leases (7) (2009-2073)	49.1%	(4)	Acquired 1999	98.2%	723,838	420,199	303,639	Macy's, Filene's, Marshalls, Sears, Best Buy, Barnes & Noble
22.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	95.6%	1,447,966	1,082,021	365,945	Galyan's, L.S. Ayres, Lazarus, JCPenney, Sears, Von Maur
23.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	80.8%	1,283,945	725,360	558,585	JCPenney, Sears, Kaufmann's, Kaufmann's Home Store, Wickes Furniture, Steve & Barry's (6)
24.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	96.1%	572,285	381,153	191,132	Belk Womens & Children, Belk Mens & Home, JCPenney, Sears
25.	Chautauqua Mall	NY	Lakewood	Fee	100.0%		Built 1971	90.5%	432,186	213,320	218,866	Sears, JCPenney, Office Max, The Bon Ton
26.	Cheltenham Square	PA	Philadelphia	Fee	100.0%		Built 1981	96.7%	635,372	364,106	271,266	Burlington Coat Factory, Home Depot, Value City, Seaman's Furniture, Shop Rite
27.	Chesapeake Square	VA	Chesapeake (Norfolk)	Fee and Ground Lease (2062)	75.0%		Built 1989	91.3%	809,561	537,279	272,282	Dillard's Women, Dillard's Mens, Children & Home, JCPenney, Sears, Hecht's, Target
28.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (9) (2027)	100.0%		Built 1974	93.6%	1,191,682	793,716	397,966	Dillard's Womens & Furniture, Dillard's Mens, Children & Home, JCPenney, Foley's, Sears
29.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7%	(4)	Built 1995	91.9%	790,970	350,000	440,970	Nordstrom, Parisian
30.	College Mall	IN	Bloomington	Fee and Ground Lease (9) (2048)	100.0%		Built 1965	96.8%	706,883	439,766	267,117	Sears, Lazarus (10), L.S. Ayres, Target (6), (8)
31.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	97.1%	741,173	408,052	333,121	Sears, JCPenney, Barnes & Noble, The Bon Marche, The Bon Marche Mens & Children
32.	Coral Square	FL	Coral Springs	Fee	97.2%		Built 1984	98.4%	943,446	648,144	295,302	Dillard's, JCPenney, Sears, Burdines Mens, Children & Home, Burdines Women
33.	Cordova Mall	FL	Pensecola	Fee	100.0%		Acquired 1998	89.7%	851,641	488,263	363,378	Parisian, Dillard's Men, Dillard's Women, Best Buy, Bed, Bath & Beyond
34.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	87.3%	1,041,189	631,556	409,633	Dillard's, Foley's, JCPenney, Mervyn's, Sears

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total		Anchor	Mall & Freestanding	Retail Anchors
35.	Crossroads Mall	NE	Omaha	Fee	100.0%		Acquired 1994	91.6%	858,455		609,669	248,786	Dillard's, Sears, Younkers, Barnes & Noble
36.	Crystal Mall	CT	Waterford	Fee	74.6%	(4)	Acquired 1998	92.3%	793,716		442,311	351,405	Macy's, Filene's, JC Penney, Sears
37.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	87.8%	424,157		302,495	121,662	JCPenney, Sears, Belk, Kmart
38.	Dadeland Mall	FL	North Miami Beach	Fee	50.0%	(4)	Acquired 1997	94.8%	1,393,621		1,062,072	331,549	Saks Fifth Avenue, JCPenney, Burdine's, Burdine's Home Gallery, The Limited, Lord & Taylor (6)
39.	DeSoto Square	FL	Bradenton	Fee	100.0%		Built 1973	96.1%	691,119		435,467	255,652	JCPenney, Sears, Dillard's, Burdines
40.	Eastern Hills Mall	NY	Williamsville	Fee	100.0%		Built 1971	75.1%	994,014		713,070	280,944	Sears, JCPenney, The Bon Ton, Kaufmann's, Burlington Coat Factory, (8)
41.	Eastland Mall	IN	Evansville	Fee	50.0%	(4)	Acquired 1998	99.4%	897,871		532,955	364,916	JCPenney, De Jong's, Famous Barr, Lazarus
42.	Eastland Mall	OK	Tulsa	Fee	100.0%		Built 1986	67.9%	699,335		435,843	263,492	Dillard's, Foley's, Mervyn's, Mickey's, (8)
43.	Edison Mall	FL	Fort Meyers	Fee	100.0%		Acquired 1997	98.4%	1,041,918		742,667	299,251	Dillard's, JCPenney, Sears, Burdines Mens, Children & Home, Burdines Women
44.	Emerald Square	MA	North Attleboro (Boston)	Fee	49.1%	(4)	Acquired 1999	99.1%	1,021,972		647,372	374,600	Filene's, JCPenney, Lord & Taylor, Sears
45.	Empire Mall (5)	SD	Sioux Falls	Fee and Ground Lease (7) (2013)	50.0%	(4)	Acquired 1998	87.8%	1,047,883		497,341	550,542	JCPenney, Younkers, Sears, Richman Gordman, Marshall Field's
46.	Fashion Mall at Keystone at the Crossing, The	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	96.8%	658,370	(29)	249,721	408,649	Parisian, Saks Fifth Avenue (6)
47.	Fashion Valley Mall	CA	San Diego	Fee	50.0%	(4)	Acquired 2001	98.7%	1,710,046		1,053,305	656,741	JCPenney, Macy's, Neiman-Marcus, Nordstrom, Robinson-May, Saks Fifth Avenue
48.	Florida Mall, The	FL	Orlando	Fee	50.0%	(4)	Built 1986	94.1%	1,835,073		1,218,085	616,988	Dillard's, JCPenney, Lord & Taylor, Saks Fifth Avenue, Sears, Burdines, Nordstrom
49.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	93.5%	501,374		327,260	174,114	JCPenney, Kohl's, Younkers, Sears, Staples
50.	Forest Village Park Mall	MD	Forestville (Washington, D.C.)	Fee	100.0%		Built 1980	98.0%	417,207		242,567	174,640	JCPenney, (8)
51.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	(11)		Built 1992	98.5%	483,366			483,366	—

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total		Anchor	Mall & Freestanding	Retail Anchors
52.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0%	(4)	Acquired 1998	95.9%	1,047,438		500,809	546,629	JCPenney, Sears, Boscovs
53.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	89.7%	1,305,841		879,300	426,541	Dillard's Men, Dillard's Women, Kaufmann's, JCPenney, Sears
54.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (7) (2009)	49.1%	(4)	Acquired 1999	87.8%	431,512	(30)	132,634	298,878	Best Buy, Marshalls, T.J. Maxx & More, Family Fitness (6)
55.	Greenwood Park Mall	IN	Greenwood	Fee	100.0%		Acquired 1979	92.9%	1,327,719		898,928	428,791	JCPenney, JCPenney Home Store, Lazarus, L.S. Ayres, Sears, Von Maur, Dick's Clothing & Sporting Goods (6)
56.	Gulf View Square	FL	Port Richey	Fee	100.0%		Built 1980	91.3%	803,156		568,882	234,274	Sears, Dillard's, JCPenney, Burdines, (8)
57.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	50.0%	(4)	Acquired 1998	91.1%	1,276,839		843,609	433,230	Parisian, Rich's-Macy's, JCPenney, Sears
58.	Haywood Mall	SC	Greenville	Fee and Ground Lease (7) (2017)	100.0%		Acquired 1998	96.1%	1,244,493		913,633	330,860	Rich's, Sears, Dillard's, JCPenney, Belk
59.	Heritage Park Mall	OK	Midwest City (Oklahoma City)	Fee	100.0%		Built 1978	61.0%	604,880		382,700	222,180	Dillard's, Sears, (8)
60.	Highland Mall (5)	TX	Austin	Fee and Ground Lease (2070)	50.0%	(4)	Acquired 1998	96.5%	1,090,685		732,000	358,685	Dillard's Women & Home, Dillard's Mens & Children, Foley's, JCPenney
61.	Hutchinson Mall	KS	Hutchinson	Fee	100.0%		Built 1985	79.3%	525,672		277,665	248,007	Dillard's, JCPenney, Sears
62.	Independence Center	MO	Independence	Fee	100.0%		Acquired 1994	95.8%	1,022,852		499,284	523,568	Dillard's, Sears, The Jones Store Co.
63.	Indian River Mall	FL	Vero Beach	Fee	50.0%	(4)	Built 1996	91.4%	747,997		445,552	302,445	Sears, JCPenney, Dillard's, Burdines
64.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	97.4%	1,128,796		751,704	377,092	Dillard's, Dillard's Home Center, Foley's, JCPenney, Sears, Beall's
65.	Irving Mall	TX	Irving (Dallas)	Fee	100.0%		Built 1971	96.7%	1,124,245		726,574	397,671	Foley's, Dillard's, Mervyn's, Sears, Barnes & Noble (8)
66.	Jefferson Valley Mall	NY	Yorktown Heights	Fee	100.0%		Built 1983	95.3%	586,995		310,095	276,900	Macy's, Sears, H&M
67.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	88.1%	979,476		597,028	382,448	Dillard's, JCPenney, Proffitt's, Sears, The Rush
68.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (9) (2040)	100.0%		Built 1976	98.9%	1,215,105		788,896	426,209	Dillard's, JCPenney, Foley's, Foley's Home Store, Sears, Beall's, Joe Brand-Lady Brand

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
69.	Lafayette Square	IN	Indianapolis	Fee	100.0%		Built 1968	94.8%	1,213,025	937,223	275,802	JCPenney, L.S. Ayres, Sears, Burlington Coat Factory, Lazarus (10), Steve & Barry's
70.	Laguna Hills Mall	CA	Laguna Hills	Fee	100.0%		Acquired 1997	97.4%	867,689	536,500	331,189	Macy's, JCPenney, Sears
71.	Lake Square Mall	FL	Leesburg	Fee	50.0%	(4)	Acquired 1998	93.5%	561,303	296,037	265,266	JCPenney, Sears, Belk, Target
72.	Lakeline Mall	TX	Austin	Fee	100.0%		Built 1995	93.5%	1,100,388	745,179	355,209	Dillard's, Foley's, Sears, JCPenney, Mervyn's
73.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	95.8%	1,481,514	821,356	660,158	Neiman Marcus, Rich's-Macy's, Bloomingdale's (6)
74.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1%	(4)	Acquired 1999	98.4%	856,879	498,000	358,879	Marshalls, Sports Authority, Target, Best Buy, Staples, Bed, Bath & Beyond, Kohl's, Ann & Hope, Stop and Shoppe (6)
75.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	93.8%	745,903	541,861	204,042	Elder-Beerman, Sears, Lazarus, JCPenney
76.	Lincolnwood Town Center	IL	Lincolnwood	Fee	100.0%		Built 1990	95.6%	422,256	220,830	201,426	Kohl's (6), Carson Pirie Scott
77.	Lindale Mall (5)	IA	Cedar Rapids	Fee	50.0%	(4)	Acquired 1998	87.6%	691,824	305,563	386,261	Von Maur, Sears, Younkers, (8)
78.	Livingston Mall	NJ	Livingston (NYC)	Fee	100.0%		Acquired 1998	99.4%	985,170	616,128	369,042	Macy's, Sears, Lord & Taylor
79.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	85.8%	613,849	402,843	211,006	Dillard's, Dillard's Men, JCPenney, Sears, Beall's, (8)
80.	Mall at Chestnut Hill	MA	Newton (Boston)	Lease (2039) (13)	47.2%	(4)	Acquired 2002	98.1%	478,305	297,253	181,052	Bloomingdale's, Filene's
81.	Mall at Rockingham Park	NH	Salem (Boston)	Fee	24.6%	(4)	Acquired 1999	98.8%	1,020,283	638,111	382,172	Macy's, Filene's, JCPenney, Sears
82.	Mall of America	MN	Bloomington (Minneapolis)	Fee	27.5%	(4) (14)	Acquired 1999	97.0%	2,778,690	1,220,305	1,558,385	Macy's, Bloomingdales, Nordstrom, Sears, Knott's Camp Snoopy
83.	Mall of Georgia	GA	Mill Creek (Atlanta)	Fee	50.0%	(4)	Built 1999	94.0%	1,785,700	989,590	796,110	Lord & Taylor, Rich's-Macy's, Dillard's, Galyan's, Haverty's, JCPenney, Nordstrom, Bed, Bath & Beyond
84.	Mall of New Hampshire	NH	Manchester	Fee	49.1%	(4)	Acquired 1999	99.0%	806,274	444,889	361,385	Filene's, JCPenney, Sears, Best Buy
85.	Maplewood Mall	MN	Maplewood (Minneapolis)	Fee	100.0%		Acquired 2002	85.9%	909,292	578,060	331,232	Sears, Marshall Field's, Kohl's, Mervyn's

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total		Anchor	Mall & Freestanding	Retail Anchors
86.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	97.4%	393,044		252,444	140,600	Lazarus, Sears, Target
87.	McCain Mall	AR	N. Little Rock	Fee and Ground Lease (15) (2032)	100.0%		Built 1973	99.5%	777,103		554,156	222,947	Sears, Dillard's, JCPenney, M.M. Cohn
88.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	90.1%	729,381		471,173	258,208	Belk, Dillard's Mens, Children & Home, Dillard's Women, JCPenney, Burdines
89.	Memorial Mall (16) (17)	WI	Sheboygan	Fee	100.0%		Built 1969	89.4%	344,114		228,888	115,226	Kohl's, Sears, Hobby Lobby
90.	Menlo Park Mall	NJ	Edison (NYC)	Fee	100.0%		Acquired 1997	96.9%	1,307,233	(31)	587,591	719,642	Macy's Women, Macy's Men, Macy's Children & Home, Nordstrom, Barnes & Noble (6)
91.	Mesa Mall (5)	CO	Grand Junction	Fee	50.0%	(4)	Acquired 1998	87.8%	867,232		425,817	441,415	Sears, Herberger's, JCPenney, Target, Mervyn's, Gant Sports
92.	Metrocenter	AZ	Phoenix	Fee	50.0%	(4)	Acquired 1998	95.9%	1,367,281		876,027	491,254	Macy's, Dillard's, Robinsons-May, JCPenney, Sears, Vans Skate Park
93.	Miami International Mall	FL	South Miami	Fee	47.8%	(4)	Built 1982	96.2%	972,971		683,308	289,663	Sears, Dillard's, JCPenney, Burdines Mens & Home, Burdines Women & Children
94.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	81.8%	618,995		339,113	279,882	Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Beall's, Ross Dress for Less
95.	Miller Hill Mall	MN	Duluth	Ground Lease (2008)	100.0%		Built 1973	97.8%	803,758		429,508	374,250	JCPenney, Sears, Younkers, Barnes & Noble
96.	Mounds Mall (16) (17)	IN	Anderson	Ground Lease (2033)	100.0%		Built 1965	78.3%	404,423		277,256	127,167	Elder-Beerman, Sears, (8)
97.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	91.2%	654,902		435,756	219,146	JCPenney, L.S. Ayres, Sears, Elder Beerman
98.	Nanuet Mall	NY	Nanuet (NYC)	Fee	100.0%		Acquired 1998	85.6%	916,014		583,711	332,303	Macy's, Boscov, Sears
99.	North East Mall	TX	Hurst (Ft. Worth)	Fee	100.0%		Built 1971	97.1%	1,705,645		1,348,279	357,366	Saks Fifth Avenue, Nordstrom, Dillard's, JCPenney, Sears, Foley's, (8)
100.	Northfield Square Mall	IL	Bourbonnais	Fee	31.6%	(18) (4)	Built 1990	72.7%	558,317		310,994	247,323	Sears, JCPenney, Carson Pirie Scott Womens, Carson Pirie Scott Mens, Children & Home
101.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	99.1%	999,449		688,391	311,058	Nordstrom, JCPenney, Gottschalk, The Bon Marche
102.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	95.6%	962,163		665,745	296,418	Parisian, Rich's-Macy's, Sears, JCPenney

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total		Anchor	Mall & Freestanding	Retail Anchors
103.	Northpark Mall	IA	Davenport	Fee	50.0%	(4)	Acquired 1998	89.8%	1,073,298		651,533	421,765	Von Maur, Younkers, Dillard's (6), JCPenney, Sears, Barnes & Noble
104.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1%	(4)	Acquired 1999	96.8%	1,684,621		989,277	695,344	Macy's, Filene's, JCPenney, Lord & Taylor, Sears
105.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	94.7%	695,507		472,969	222,538	Famous Barr, JCPenney, Sears
106.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	88.1%	853,194	(32)	535,000	318,194	Dillard's Women, Dillard's Mens, Children & Home, Goldsmith's
107.	Ocean County Mall	NJ	Toms River	Fee	100.0%		Acquired 1998	93.9%	902,709		626,638	276,071	Macy's, Boscov's, JCPenney, Sears
108.	Orange Park Mall	FL	Orange Park	Fee	100.0%		Acquired 1994	98.4%	923,774		534,180	389,594	Dillard's, JCPenney, Sears, Belk
109.	Orland Square	IL	Orland Park	Fee	100.0%		Acquired 1997	95.3%	1,213,286		773,295	439,991	JCPenney, Marshall Field's, Sears, Carson Pirie Scott
110.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	93.4%	560,231		387,378	172,853	JCPenney, Sears, Belk, Burdines
111.	Palm Beach Mall	FL	West Palm Beach	Fee	100.0%		Built 1967	94.2%	1,085,273		749,288	335,985	Dillard's, JCPenney, Sears, Burdines, Borders Books & Music, George's Music
112.	Penn Square	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	98.0%	1,044,576		658,453	386,123	Foley's, JCPenney, Dillard's Womens, Dillard's Mens, Children & Home
113.	Pheasant Lane Mall	NH	Nashua	(19)	(19)	(4)	Acquired 2002	97.5%	988,750		675,759	312,991	Macy's, Filene's, JC Penney, Sears, Target
114.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	89.3%	821,421		472,385	349,036	Lord & Taylor, Parisian, Saks Fifth Avenue
115.	Port Charlotte Town Center	FL	Port Charlotte	Ground Lease (2064)	80.0%	(18)	Built 1989	82.3%	780,856		458,554	322,302	Dillard's, JCPenney, Beall's, Sears, Burdines
116.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (7) (2025)	100.0%		Built 1972	96.8%	811,143		631,762	179,381	Dillard's, JCPenney, Foley's (6) (12), Sears, The White House (20)
117.	Raleigh Springs Mall	TN	Memphis	Fee and Ground Lease (7) (2018)	100.0%		Built 1979	80.8%	918,013		691,230	226,783	Dillard's, Sears, Goldsmith's (21), (8)
118.	Richardson Square	TX	Richardson (Dallas)	Fee	100.0%		Built 1977	90.8%	755,258		471,436	283,822	Dillard's, Sears, Stein Mart (21), Target, Ross Dress for Less, Barnes & Noble, Super Target
119.	Richmond Square (16) (17)	IN	Richmond	Fee	100.0%		Built 1966	90.2%	391,199		260,562	130,637	Dillard's, JCPenney, Sears, Office Max

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total		Anchor	Mall & Freestanding	Retail Anchors
120.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	98.4%	1,016,642		685,251	331,391	Sears, JCPenney, Kaufmann's, Barnes & Noble
121.	River Oaks Center	IL	Calumet City	Fee	100.0%		Acquired 1997	97.7%	1,370,213	(33)	834,588	535,625	Sears, JCPenney, Carson Pirie Scott, Marshall Field's
122.	Rockaway Townsquare	NJ	Rockaway (NYC)	Fee	100.0%		Acquired 1998	94.6%	1,247,470		786,626	460,844	Macy's, Lord & Taylor, JCPenney, Sears
123.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	67.4%	737,568		460,857	276,711	Sears, Dillard's, Foley's, Tony Hawk's Skate Park (6)
124.	Roosevelt Field Mall	NY	Garden City (NYC)	Fee and Ground Lease (7) (2090)	100.0%		Acquired 1998	98.5%	2,177,843		1,430,425	747,418	Macy's, Bloomingdale's, JCPenney, Nordstrom, (8)
125.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	96.8%	1,234,101		827,015	407,086	Lazarus, JCPenney, Sears, Kaufmann's, Media Play, Designer Shoe Warehouse
126.	Rushmore Mall (5)	SD	Rapid City	Fee	50.0%	(4)	Acquired 1998	91.9%	835,408		470,660	364,748	JCPenney, Sears, Herberger's, Hobby Lobby, Target
127.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	95.8%	695,849		428,258	267,591	Macy's, Mervyn's, Sears
128.	Seminole Towne Center	FL	Sanford	Fee	45.0%	(4)	Built 1995	90.0%	1,153,578		768,798	384,780	Dillard's, JCPenney, Parisian, Sears, Burdines
129.	Shops at Mission Viejo Mall, The	CA	Mission Viejo	Fee	100.0%		Built 1979	99.4%	1,149,864		677,215	472,649	Macy's, Saks Fifth Avenue, Robinsons-May, Nordstrom
130.	Shops at Sunset Place, The	FL	Miami	Fee	37.5%	(4)	Built 1999	92.9%	499,956			499,956	Niketown, Barnes & Noble, Gameworks, Virgin Megastore, Z Gallerie
131.	Smith Haven Mall	NY	Lake Grove (NYC)	Fee	25.0%	(4)	Acquired 1995	93.1%	1,359,163		902,595	456,568	Macy's, Sears, JCPenney, H&M, (8)
132.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1%	(4)	Acquired 1999	98.8%	880,924		506,591	374,333	Filene's, Sears, JCPenney, Linens-N-Things
133.	Source, The	NY	Westbury (NYC)	Fee	25.5%	(4)	Built 1997	93.7%	727,698		210,798	516,900	Off 5th-Saks Fifth Avenue, Fortunoff, Nordstrom Rack, Old Navy, Circuit City, Virgin Megastore
134.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	98.5%	1,113,156		655,987	457,169	Sears, Kaufmann's, Lazarus
135.	South Park Mall	LA	Shreveport	Fee	100.0%		Built 1975	64.1%	857,546		618,915	238,631	Burlington Coat Factory, Stage, (8)
136.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	95.6%	1,443,088		847,603	595,485	Macy's, Filene's, Lord & Taylor, Sears

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
137.	Southern Hills Mall (5)	IA	Sioux City	Fee	50.0%	(4)	Acquired 1998	86.9%	802,014	372,937	429,077	Younkers, Sears, Target, Sheel's Sporting Goods (6)
138.	Southern Park Mall	OH	Boardman (Youngstown)	Fee	100.0%		Built 1970	95.1%	1,197,708	811,858	385,850	Dillard's, JCPenney, Sears, Kaufmann's
139.	Southgate Mall	AZ	Yuma	Fee	100.0%		Acquired 1988	95.4%	321,574	252,264	69,310	Sears, Dillard's, JCPenney
140.	SouthPark	NC	Charlotte	Fee & Ground Lease (22) (2040)	100.0%		Acquired 2002	86.3%	1,110,342	789,342	321,000	Nordstrom (6), Hecht's, Sears, Belk, Dillard's
141.	Southpark Mall	IL	Moline	Fee	50.0%	(4)	Acquired 1998	87.4%	1,026,536	578,056	448,480	JCPenney, Dillard's (6), Younkers, Sears, Von Maur
142.	SouthRidge Mall (5)	IA	Des Moines	Fee	50.0%	(4)	Acquired 1998	70.0%	1,002,538	497,806	504,732	Sears, Younkers, JCPenney, Target, (8)
143.	Square One Mall	MA	Saugus (Boston)	Fee	49.1%	(4)	Acquired 1999	96.8%	865,290	540,101	325,189	Filene's, Sears, Best Buy, T.J. Maxx N More, Gold's Gym
144.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	94.4%	987,461	631,602	355,859	Sears, JCPenney, Kohl's, Hecht's, Hecht's Home Store, Dick's Sporting Goods (6)
145.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	95.2%	763,440	432,936	330,504	Dillard's Women & Children, Dillard's Mens & Home, Kaufmann's
146.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	88.7%	917,710	575,837	341,873	JCPenney, Mervyn's, Sears, Dillard's Women & Children, Dillard's Mens & Home
147.	Tacoma Mall	WA	Tacoma	Fee	100.0%		Acquired 1987	98.4%	1,289,633	924,045	365,588	Nordstrom, Sears, JCPenney, The Bon Marche, Mervyn's
148.	The Galleria	TX	Houston	Fee	31.5%	(4)	Acquired 2002	85.2%	1,755,997	859,066	896,931	Macy's, Saks Fifth Avenue, Neiman Marcus, Lord & Taylor, Nordstrom (6), Foley's (6)
149.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	96.4%	859,556	568,373	291,183	L.S. Ayres, JCPenney, Sears, Kohl's, (8)
150.	Town Center at Boca Raton	FL	Boca Raton	Fee	100.0%		Acquired 1998	99.0%	1,555,307	1,061,076	494,231	Lord & Taylor, Saks Fifth Avenue, Bloomingdale's, Sears, Burdines, Nordstrom
151.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	50.0%	(4)	Acquired 1998	97.2%	1,273,108	851,346	421,762	Rich's-Macy's, Parisian, Sears, JCPenney, Rich's-Macy's Furniture
152.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	92.2%	1,201,781	788,281	413,500	Dillard's, JCPenney, Sears, Von Maur
153.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	82.5%	966,017	628,971	337,046	Dillard's Women & Home, Dillard's Mens & Children, Sears, JCPenney, Dick's Sporting Goods (6)

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
154.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	90.4%	871,319	511,372	359,947	Dillard's, Sears, Borders, JCPenney, Burdines
155.	Trolley Square	UT	Salt Lake City	Fee	90.0%		Acquired 1986	83.2%	221,982		221,982	—
156.	Tyrone Square	FL	St. Petersburg	Fee	100.0%		Built 1972	98.6%	1,127,993	748,269	379,724	Dillard's, JCPenney, Sears, Borders, Burdines
157.	University Mall	AR	Little Rock	Ground Lease (2026)	100.0%		Built 1967	74.4%	565,494	412,761	152,733	JCPenney, M.M. Cohn
158.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	87.6%	707,885	478,449	229,436	JCPenney, Sears, McRae's
159.	University Park Mall	IN	Mishawaka (South Bend)	Fee	60.0%		Built 1979	99.0%	940,989	622,508	318,481	L.S. Ayres, JCPenney, Sears, Marshall Field's
160.	Upper Valley Mall	OH	Springfield	Fee	100.0%		Built 1971	89.3%	750,598	479,418	271,180	Lazarus, JCPenney, Sears, Elder-Beerman
161.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	92.9%	657,084	389,781	267,303	Dillard's, Mervyn's, Sears, JCPenney, Marshalls, Beall's, Office Max
162.	Valley Mall	VA	Harrisonburg	Fee	50.0%	(4)	Acquired 1998	94.3%	486,850	307,798	179,052	JCPenney, Belk, Wal-Mart, Peebles
163.	Virginia Center Commons	VA	Glen Allen	Fee	100.0%		Built 1991	96.4%	787,311	506,639	280,672	Dillard's, Women, Dillard's Mens, Children & Home, Hecht's, JCPenney, Sears
164.	Walt Whitman Mall	NY	Huntington Station (NYC)	Ground Rent (2012)	100.0%		Acquired 1998	95.0%	1,017,903	742,214	275,689	Macy's, Lord & Taylor, Bloomingdale's, Saks Fifth Avenue
165.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	76.3%	1,140,520	832,326	308,194	L.S. Ayres, Target, Sears, (8)
166.	West Ridge Mall (23)	KS	Topeka	Fee	100.0%		Built 1988	85.9%	1,040,309	716,811	323,498	Dillard's, JCPenney, The Jones Store, Sears, Kansas International Museum
167.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.1%	(4)	Acquired 1991	94.6%	1,327,764	878,311	449,453	Parisian, Dillard's, JCPenney, Proffitt's, Sears
168.	Westchester, The	NY	White Plains (NYC)	Fee	40.0%	(4)	Acquired 1997	99.2%	824,588	349,393	475,195	Neiman Marcus, Nordstrom
169.	Westminster Mall	CA	Westminster	Fee	100.0%		Acquired 1998	92.3%	1,219,552	716,939	502,613	Sears, JCPenney, Robinsons-May, Macy's
170.	White Oaks Mall	IL	Springfield	Fee	77.5%		Built 1977	93.4%	950,116	601,708	348,408	Famous Barr, Sears, Bergner's, (8)
171.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	95.9%	1,266,276	761,648	504,628	Goldsmith's, JC Penney, Sears, Dillard's
172.	Woodland Hills Mall	OK	Tulsa	Fee	47.2%	(4)	Acquired 2002	95.4%	1,091,509	709,447	382,062	Foley's, JCPenney, Sears, Dillard's
173.	Woodville Mall (17)	OH	Northwood (Toledo)	Fee	100.0%		Built 1969	63.3%	772,394	518,792	253,602	Sears, Elder-Beerman, Andersons

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
	COMMUNITY SHOPPING CENTERS
1.	Arboretum, The	TX	Austin	Fee	100.0%		Acquired 1998	92.5%	211,082	35,773	175,309	Barnes & Noble, Cheescake Factory
2.	Bloomingdale Court	IL	Bloomingdale	Fee	100.0%		Built 1987	79.8%	604,763	425,886	178,877	Best Buy, T.J. Maxx N More, Frank's Nursery, Office Max, Old Navy, Linens-N-Things, Wal-Mart, Circuit City (6)
3.	Boardman Plaza	OH	Youngstown	Fee	100.0%		Built 1951	68.1%	640,541	375,502	265,039	Burlington Coat Factory, Giant Eagle, Michael's, Linens-N-Things, T.J. Maxx, Steinmart, Sav-A-Lot, (8)
4.	Bridgeview Court	IL	Bridgeview	Fee	100.0%		Built 1988	75.4%	273,678	216,491	57,187	(8)
5.	Brightwood Plaza	IN	Indianapolis	Fee	100.0%		Built 1965	100.0%	38,493	0	38,493	Preston Safeway
6.	Celina Plaza	TX	El Paso	Fee and Ground Lease (22) (2027)	100.0%		Built 1978	100.0%	32,622	23,927	8,695	—
7.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	199,693	199,693	0	Regal Cinema
8.	Chesapeake Center	VA	Chesapeake	Fee	100.0%		Built 1989	66.7%	299,604	219,462	80,142	K-Mart, Petsmart, Michael's, (8)
9.	Cobblestone Court	NY	Victor	Fee and Ground Lease (9) (2038)	35.0%	(4)	Built 1993	100.0%	265,499	206,680	58,819	Dick's Sporting Goods, Kmart, Office Max
10.	Countryside Plaza	IL	Countryside	Fee and Ground Lease (9) (2058)	100.0%		Built 1977	75.5%	435,608	290,216	145,392	Best Buy, Old Country Buffet, Burlington Coat, (8)
11.	Crystal Court	IL	Crystal Lake	Fee	35.0%	(4)	Built 1989	97.7%	278,971	201,993	76,978	Cub Foods, Wal-Mart
12.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0%	(4)	Acquired 1998	94.5%	173,069	60,000	113,069	Marshalls, Kids "R" Us, Toys "R" Us, Bed, Bath & Beyond
13.	Eastland Plaza	OK	Tulsa	Fee	100.0%		Built 1986	78.7%	188,229	152,451	35,778	Marshalls, Target, Toys "R" Us
14.	Empire East (5)	SD	Sioux Falls	Fee	50.0%	(4)	Acquired 1998	91.7%	250,081	192,766	57,315	Kohl's, Target, (8)
15.	Fairfax Court	VA	Fairfax	Fee	26.3%	(4)	Built 1992	100.0%	249,297	168,683	80,614	Burlington Coat Factory, Circuit City Superstore
16.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	98.2%	429,250	325,170	104,080	Kohl's, Marshalls, Media Play, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed, Bath & Beyond, Petco
17.	Fox River Plaza (17)	IL	Elgin	Fee	100.0%		Built 1985	0.7%	322,997	276,096	46,901	(8)

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
18.	Gaitway Plaza	FL	Ocala	Fee	23.3%	(4)	Built 1989	83.2%	230,170	148,074	82,096	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed, Bath & Beyond
19.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	164,104	142,229	21,875	Circuit City, Best Buy, Michael's, Cost Plus World Market
20.	Great Northeast Plaza	PA	Philadelphia	Fee	50.0%	(4)	Acquired 1989	78.6%	298,125	240,525	57,600	Sears, (8)
21.	Greenwood Plus	IN	Greenwood	Fee	100.0%		Built 1979	100.0%	159,931	134,141	25,790	Best Buy, Kohl's
22.	Griffith Park Plaza	IN	Griffith	Ground Lease (2060)	100.0%		Built 1979	41.5%	274,230	175,595	98,635	(8)
23.	Grove at Lakeland Square, The	FL	Lakeland	Fee	100.0%		Built 1988	94.0%	215,591	142,317	73,274	Sports Authority
24.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	77.6%	477,986	372,316	105,670	Marshalls, Bed, Bath & Beyond, American Signature Home, Save-Rite, Ross Dress for Less, Office Max, Burlington Coat Factory, (8)
25.	Indian River Commons	FL	Vero Beach	Fee	50.0%	(4)	Built 1997	92.5%	262,881	233,358	29,523	Lowe's, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, Michael's (6)
26.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	111,518	0	111,518	—
27.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	92.8%	29,140	0	29,140	—
28.	Knoxville Commons	TN	Knoxville	Fee	100.0%		Built 1987	60.4%	180,463	91,483	88,980	Office Max, Circuit City
29.	Lake Plaza	IL	Waukegan	Fee	100.0%		Built 1986	94.0%	215,462	170,789	44,673	Pic 'N Save, Home Owners Buyer's Outlet, (8)
30.	Lake View Plaza	IL	Orland Park	Fee	100.0%		Built 1986	94.5%	371,480	270,628	100,852	Best Buy, Marshalls, Ulta Cosmetics, Factory Card Outlet, Golf Galaxy, Linens-N-Things, Petco Supplies & Fish, Value City Furniture
31.	Lakeline Plaza	TX	Austin	Fee	100.0%		Built 1998	98.1%	344,693	275,321	69,372	Old Navy, Best Buy, Cost Plus World Market, Linens-N-Things, Office Max, Petsmart, Ross Dress for Less, T.J. Maxx, Party City, Ulta Cosmetics, Rooms To Go
32.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	96.5%	206,878	159,584	47,294	Kohl's, Hobby Lobby
33.	Lincoln Crossing	IL	O'Fallon	Fee	100.0%		Built 1990	92.9%	161,337	134,935	26,402	Wal-Mart, PetsMart
34.	Mainland Crossing	TX	Texas City	Fee	80.0%	(18)	Built 1991	85.7%	390,987	306,158	84,829	Hobby Lobby, Sam's Club, Wal-Mart

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
35.	Mall of Georgia Crossing	GA	Mill Creek (Atlanta)	Fee	50.0%	(4)	Built 1999	91.3%	440,612	341,503	99,109	Target, Nordstrom Rack, Best Buy, Staples, T.J. Maxx N More, American Signature Home
36.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	100.0%	93,536	29,957	63,579	Best Buy, (8)
37.	Martinsville Plaza	VA	Martinsville	Space Lease (2036)	100.0%		Built 1967	100.0%	102,105	60,000	42,105	Rose's
38.	Matteson Plaza	IL	Matteson	Fee	100.0%		Built 1988	38.7%	275,455	230,885	44,570	Dominick's, Michael's Arts & Crafts, Value City, (8)
39.	Memorial Plaza	WI	Sheboygan	Fee	100.0%		Built 1966	97.7%	131,499	103,974	27,525	Office Max, Big Lots
40.	Mounds Mall Cinema (16) (17)	IN	Anderson	Fee	100.0%		Built 1974	0.0%	7,500	7,500	0	—
41.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	100.0%	172,651	145,456	27,195	Kohl's, Office Max, Shoe Carnival, T.J. Maxx, Target
42.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	100.0%	91,648	24,912	66,736	Goody's
43.	North Ridge Plaza	IL	Joliet	Fee	100.0%		Built 1985	75.6%	305,070	190,323	114,747	Minnesota Fabrics, Hobby Lobby, Office Max, Cub Foods, (8)
44.	North Riverside Park Plaza	IL	North Riverside	Fee	100.0%		Built 1977	93.5%	119,608	58,587	61,021	Dominick's
45.	Northland Plaza	OH	Columbus	Fee and Ground Lease (7) (2085)	100.0%		Built 1988	55.3%	209,534	118,304	91,230	Marshalls, Hobby Lobby, (8)
46.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	84.9%	173,397	99,028	74,369	Target, Cinema Grill, (8)
47.	Park Plaza	KY	Hopkinsville	Fee and Ground Lease (7) (2039)	100.0%		Built 1968	95.2%	115,024	82,398	32,626	Big Lots, Wal-Mart (20)
48.	Plaza at Buckland Hills, The	CT	Manchester	Fee	35.0%	(4)	Built 1993	81.5%	334,487	252,179	82,308	Toys "R" Us, Jo-Ann Etc., Kids "R" Us, Comp USA, Linens-N-Things, Party City, Petsmart, (8)
49.	Regency Plaza	MO	St. Charles	Fee	100.0%		Built 1988	100.0%	287,526	210,627	76,899	Wal-Mart, Sam's Wholesale, Petsmart
50.	Ridgewood Court	MS	Jackson	Fee	35.0%	(4)	Built 1993	94.8%	240,662	185,939	54,723	T.J. Maxx, Bed, Bath & Beyond, Best Buy, Marshalls, Lifeway Christian Stores, Michael's
51.	Rockaway Convenience Center	NJ	Rockaway (NYC)	Fee	100.0%		Acquired 1998	64.7%	135,689	20,929	114,760	Kids "R" Us, AMCE Grocery, Best Buy (6)

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
52.	Royal Eagle Plaza	FL	Coral Springs	Fee	35.0%	(4)	Built 1989	99.3%	199,125	124,479	74,646	Kmart, Stein Mart
53.	St. Charles Towne Plaza	MD	Waldorf	Fee	100.0%		Built 1987	55.0%	404,988	291,782	113,206	Value City Furniture, T.J. Maxx, Jo Ann Fabrics, CVS, Shoppers Food Warehouse, (8)
54.	Shops at Northeast Mall, The	TX	Hurst	Fee	100.0%		Built 1999	98.9%	364,357	265,382	98,975	Old Navy, Nordstrom Rack, Bed, Bath & Beyond, Office Max, Michael's, Petsmart, T.J. Maxx, Ulta Cosmetics, Best Buy, Zany Brainy
55.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	100.0%	101,087	98,337	2,750	Circuit City, Hobby-Lobby, The Pep Boys
56.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	59.4%	329,362	281,831	47,531	Marshalls, Target, American Signature Home, (8)
57.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	94,598	85,811	8,787	Best Buy, Barnes & Noble
58.	University Center	IN	Mishawaka (South Bend)	Fee	60.0%		Built 1980	90.1%	150,548	104,359	46,189	Best Buy (6), Michaels
59.	Village Park Plaza	IN	Carmel	Fee	35.0%	(4)	Built 1990	99.2%	545,448	431,018	114,430	Wal-Mart, Galyan's, Frank's Nursery, Kohl's, Marsh, Bed, Bath & Beyond, Regal Cinema, (6)
60.	Wabash Village	IN	West Lafayette	Ground Lease (2063)	100.0%		Built 1970	100.0%	124,536	109,388	15,148	(8)
61.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	57.1%	50,107	21,500	28,607	(8)
62.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	100.0%	818,071	501,244	316,827	Super Target, L.A. Fitness, T.J. Maxx, Barnes & Noble, Ross Dress for Less, Petsmart, Bed, Bath & Beyond, Old Navy, Best Buy, Office Max, Ashley Furniture
63.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	96.1%	237,755	182,161	55,594	Target, T.J. Maxx, Toys "R" Us, Famous Footwear
64.	West Town Corners	FL	Altamonte Springs	Fee	23.3%	(4)	Built 1989	93.4%	385,037	263,782	121,255	Wal-Mart, Sports Authority, PetsMart, Winn Dixie, American Signature Furniture (6)
65.	Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	23.3%	(4)	Built 1989	95.6%	163,154	123,548	39,606	Burlington Coat Factory, PetsMart, Sports Authority, Sound Advice
66.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	97.9%	391,417	275,703	115,714	Kohl's, Kids "R" Us, Office Max, T.J. Maxx, Toys "R" Us, Cub Foods
67.	Willow Knolls Court	IL	Peoria	Fee	35.0%	(4)	Built 1990	74.3%	382,377	309,440	72,937	Kohl's, Sam's Wholesale Club, Willow Knolls Cinema, (8)
68.	Yards Plaza, The	IL	Chicago	Fee	35.0%	(4)	Built 1990	96.7%	272,452	228,813	43,639	Burlington Coat Factory, Value City, Ralphs Food for Less

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total		Anchor	Mall & Freestanding	Retail Anchors
	OFFICE CENTERS
1.	O'Hare International Center	IL	Rosemont	Fee	100.0%		Built 1988	93.5%	495,579	(34)	0	495,579	—
2.	Riverway	IL	Rosemont	Fee	100.0%		Acquired 1991	79.3%	818,867	(35)	0	818,867	—
	MIXED-USE CENTERS
1.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	95.4%	1,214,279	(36)	104,332	1,109,947	Neiman Marcus
2.	Fashion Centre at Pentagon City, The	VA	Arlington	Fee	42.5%	(4)	Built 1989	99.7%	991,570	(37)	472,729	518,841	Macy's, Nordstrom
3.	New Orleans Centre/CNG Tower	LA	New Orleans	Fee and Ground Lease (2084)	100.0%		Built 1988	76.2%	1,031,051	(38)	331,831	699,220	Macy's, Lord & Taylor

	Total Portfolio								184,541,587		113,982,094	70,559,493

	PROPERTIES UNDER CONSTRUCTION
1.	Chicago Premium Outlets	IL	Aurora		50.0%	(24)							—
2.	Lakeline Village	TX	Austin		100.0%	(25)							—
3.	Las Vegas Premium Outlets	NV	Las Vegas		50.0%	(26)							Polo Ralph Lauren, Liz Claiborne, Nike, Adidas, Tommy Hilfiger, Timberland, Barney's New York, Mikasa, Brooks Brothers
4.	Rockaway Town Court	NJ	Rockaway		100.0%	(27)							Linens-N-Things, Borders Books, Michael's Arts & Crafts

(Footnotes on following page)

(Footnotes for preceding page)

(1)
The date listed is the expiration date of the last renewal option available to the operating entity under the ground lease. In a majority of the ground leases, the lessee has either a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective Property.

(2)
The Operating Partnership's direct and indirect interests in some of the Properties held as joint venture interests are subject to preferences on distributions in favor of other partners or the Operating Partnership.

(3)
Includes mall and freestanding stores for Regional Malls and the retail portion of the Mixed-Use Centers. Includes all owned units for Community Centers, Office Properties and the office portion of Mixed-Use Centers.

(4)
Joint Venture Properties accounted for under the equity method.

(5)
This Property is managed by a third party.

(6)
Indicates anchor is currently under construction or in predevelopment.

(7)
Indicates ground lease covers less than 15% of the acreage of this Property.

(8)
Indicates vacant anchor space(s).

(9)
Indicates ground lease(s) cover(s) less than 50% of the acreage of the Property.

(10)
On January 16, 2003, Federated Department Stores, Inc. announced its intent to close Lazarus at Lafayette Square Mall and College Mall.

(11)
The Operating Partnership owns 60% of the original phase of this Property and 55% of phase II. Subsequent to December 31, 2002, our limited partner in this property initiated the buy/sell provision of the partnership agreement. We have elected to purchase this interest which will increase our ownership to 100%.

(12)
This retailer operates multiple stores at this Property.

(13)
The lease at the Mall at Chestnut Hill includes the entire premises including land and building.

(14)
The Operating Partnership is entitled to 50% of the economic benefits of this Property due to a partner preference.

(15)
Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.

(16)
This property was sold on January 9, 2003.

(17)
These properties are classified as assets held for sale as of December 31, 2002. See Note 4 in the Notes to Financial Statements in the 2002 Annual Report to Shareholders, filed as Exhibit 13.1 to this Form 10-K.

(18)
The Operating Partnership receives substantially all of the economic benefit of these Properties due to a partner preference.

(19)
The Operating Partnership owns a mortgage note for Pheasant Lane Mall which entitles it to 100% of the economics of this property.

(20)
Indicates anchor has closed, but the Operating Partnership still collects rents and/or fees under an agreement.

(21)
Goldsmith's at Raleigh Springs Mall and Stein Mart at Richardson Square are scheduled to close in the Spring 2003.

(22)
Indicates ground lease covers outparcel only.

(23)
Includes outlots in which the Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the Property.

(24)
Chicago Premium Outlets is scheduled to open during the second quarter of 2004.

(25)
Lakeline Village is sheduled to open during October 2003.

(26)
Las Vegas Premium Outlets is scheduled to open during August 2003.

(27)
Rockaway Town Court is scheduled to open during September 2003.

(28)
Arsenal Mall consists primarily of retail space with approximately 106,000 square feet of office space.

(29)
The Fashion Mall at Keystone at the Crossing consists primarily of retail space with approximately 30,000 square feet of office space.

(30)
Greendale Mall consists primarily of retail space with approximately 120,000 square feet of office space.

(31)
Menlo Park Mall consists primarily of retail space with approximately 44,000 square feet of office space.

(32)
Oak Court Mall consists primarily of retail space with approximately 130,000 square feet of office space.

(33)
River Oaks Center consists primarily of retail space with approximately 109,000 square feet of office space.

(34)
O'Hare International Center consists of primarily office space with approximately 13,000 square feet of retail space.

(35)
Riverway consists primarily of office space with approximately 24,000 square feet of retail space.

(36)
Copley Place consists of office space with approximately 367,000 square feet of retail space.

(37)
The Fashion Centre at Pentagon City consists primarily of retail space with approximately 169,000 square feet of office space.

(38)
New Orleans Centre/CNG Tower consists of retail space with approximately 563,000 square feet of office space.

  Land Held for Development

            We have direct or indirect ownership interests in four parcels of land held for future development, containing an aggregate of approximately 422 acres located in three states. In addition, we have an indirect interest in one parcel of land totaling 109 acres through the Management Company, which was previously held for development, but is now held for sale.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. Substantially all of the mortgage and property related debt is nonrecourse to us.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2002
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall	6.20%		$30,097		$2,216		10/10/12
Arboretum	2.88	% (1)	34,000		979	(2)	12/01/03
Arsenal Mall — 1	6.75%		33,428		2,724		09/28/08
Arsenal Mall — 2	8.20%		1,929		286		05/05/16
Battlefield Mall — 1	7.50%		43,597		4,765		12/31/03
Battlefield Mall — 2	6.81%		42,944		3,524		12/31/03
Biltmore Square	7.95%		26,000		2,067	(2)	12/11/10	(36)
Bloomingdale Court	7.78%		29,026	(4)	2,578		10/01/09
Bowie Mall	2.88	% (1)	52,605		1,515	(2)	12/14/05	(3)
Brunswick Square	2.88	% (1)	45,000		1,296	(2)	06/12/05	(3)
Century III Mall	6.20%		88,844	(10)	6,541		10/10/12
Chesapeake Center	8.44%		6,563	(38)	554	(2)	05/15/15
Chesapeake Square	4.13	% (13)	47,000		1,941	(2)	07/01/06	(3)
Cielo Vista Mall — 1	9.38%		52,026	(5)	5,828		05/01/07
Cielo Vista Mall — 2	8.13%		975		376		11/01/05
Cielo Vista Mall — 3	6.76%		37,157	(5)	3,039		05/01/07
CMBS Loan — Fixed (encumbers 7 Properties)	7.31%		173,693	(6)	14,059		12/15/04	(36)
CMBS Loan — Variable (encumbers 7 Properties)	6.20	% (7)	49,112	(6)	1,801		12/15/04	(36)
College Mall — 1	7.00%		38,282	(8)	3,908		01/01/09
College Mall — 2	6.76%		11,447	(8)	935		01/01/09
Copley Place	7.44%		183,537		16,266		08/01/07
Coral Square	8.00%		89,855		8,065		10/01/10
Crossroads Mall	6.20%		44,622		3,285		10/10/12
Crystal River	7.63%		16,018		1,385		11/11/10	(36)
Forest Mall	6.20%		17,869	(11)	1,316		10/10/12
Forest Plaza	7.78%		15,920	(4)	1,414		10/01/09
Forum Phase I — Class A-1	7.13%		46,996		3,348	(2)	05/15/04
Forum Phase I — Class A-2	6.19	% (12)	44,386		2,747	(2)	05/15/04
Forum Phase II — Class A-1	7.13%		43,004		3,064	(2)	05/15/04
Forum Phase II — Class A-2	6.19	% (12)	40,614		2,514	(2)	05/15/04
Greenwood Park Mall — 1	7.00%		32,063	(8)	3,273		01/01/09
Greenwood Park Mall — 2	6.76%		59,143	(8)	4,831		01/01/09
Grove at Lakeland Square, The	8.44%		3,750	(38)	317	(2)	05/15/15
Gulf View Square	8.25%		35,050		3,652		10/01/06
Highland Lakes Center	6.20%		16,471	(10)	1,213		10/10/12
Ingram Park Mall	6.99%		83,273	(29)	6,724		08/11/11
Jefferson Valley Mall	2.63	% (1)	60,000		1,578	(2)	01/11/04	(3)
Keystone at the Crossing	7.85%		61,373		5,642		07/01/27
Knoxville Center	6.99%		63,059	(29)	5,092		08/11/11
Lake View Plaza	7.78%		21,163	(4)	1,880		10/01/09
Lakeline Mall	7.65%		69,563		6,300		05/01/07
Lakeline Plaza	7.78%		23,202	(4)	2,061		10/01/09
Lincoln Crossing	7.78%		3,204	(4)	285		10/01/09
Longview Mall	6.20%		33,441	(10)	2,462		10/10/12
Markland Mall	6.20%		23,659	(11)	1,742		10/10/12
Matteson Plaza	7.78%		9,319	(4)	828		10/01/09
McCain Mall — 1	9.38%		24,293	(5)	2,721		05/01/07
McCain Mall — 2	6.76%		17,151	(5)	1,402		05/01/07
Melbourne Square	7.42%		37,228		3,374		02/01/05
Midland Park Mall	6.20%		34,540	(11)	2,543		10/10/12
Muncie Plaza	7.78%		8,057	(4)	716		10/01/09

North East Mall	2.76	% (1)	140,000		3,857	(2)	05/21/04	(3)
Northlake Mall	6.99%		72,746	(29)	5,874		08/11/11
Paddock Mall	8.25%		27,876		2,905		10/01/06
Palm Beach Mall	6.20%		55,253		4,068		10/10/12
Penn Square Mall	7.03%		72,208		6,003		03/01/09	(36)
Port Charlotte Town Center	7.98%		53,250		4,249	(2)	12/11/10	(36)
Raleigh Springs Mall	3.80	% (37)	11,000		418	(2)	12/09/05
Regency Plaza	7.78%		4,368	(4)	388		10/01/09
Richmond Towne Square	6.20%		48,515	(11)	3,572		10/10/12
Riverway	2.53	% (18)	110,000		2,783	(2)	10/01/06	(3)
Shops @ Mission Viejo	2.43	% (1)	151,299		3,677	(2)	09/14/03
St. Charles Towne Plaza	7.78%		27,958	(4)	2,483		10/01/09
Sunland Park Mall	8.63	% (14)	37,766		3,773		01/01/26
Tacoma Mall	7.00%		133,391		10,778		09/28/11
Terrace at Florida Mall, The	8.44%		4,688	(38)	396	(2)	05/15/15
Tippecanoe Mall — 1	8.45%		42,752		4,647		01/01/05
Tippecanoe Mall — 2	6.81%		15,269		1,253		01/01/05
Towne East Square — 1	7.00%		50,612	(8)	5,167		01/01/09
Towne East Square — 2	6.81%		23,857	(8)	1,958		01/01/09
Towne West Square	6.99%		54,509	(29)	4,402		08/11/11
Treasure Coast Square — 1	7.42%		50,254		3,729	(2)	01/01/06
Treasure Coast Square — 2	8.06%		11,736		946	(2)	01/01/06
Trolley Square	9.03%		29,336		2,880		08/01/10	(36)
University Park Mall	7.43%		59,365		4,958		10/01/07
Valle Vista Mall — 1	9.38%		32,175	(5)	3,604		05/01/07
Valle Vista Mall — 2	6.81%		7,626	(5)	626		05/01/07
Waterford Lakes	2.78	% (1)	68,000		1,890	(2)	08/16/04	(3)
West Ridge Plaza	7.78%		5,631	(4)	500		10/01/09
White Oaks Mall	2.48	% (1)	48,563		1,204	(2)	02/25/08	(3)
White Oaks Plaza	7.78%		17,183	(4)	1,526		10/01/09
Wolfchase Galleria	7.80%		75,496		6,911		06/30/07

Total Consolidated Secured Indebtedness			$3,648,230
Unsecured Indebtedness:
Simon Property Group, LP:
Medium Term Notes — 1	7.13%		$100,000		$7,125	(15)	06/24/05
Medium Term Notes — 2	7.13%		180,000		12,825	(15)	09/20/07
Putable Asset Trust Securities	6.75%		100,000		6,750	(15)	11/15/03	(35)
Simon ERE Facility — Swap component	7.75	% (23)	28,200		2,186	(2)	07/31/03
Simon ERE Facility — Variable component	3.50	% (24)	30,878		1,080	(2)	07/31/03
SPG, L.P. Unsecured Term Loan — 4	2.03	% (1)	150,000		3,045	(2)	02/28/04	(3)
Unsecured Notes — 1	6.88%		250,000		17,188	(15)	11/15/06
Unsecured Notes — 2A	6.75%		100,000		6,750	(15)	07/15/04
Unsecured Notes — 2B	7.00%		150,000		10,500	(15)	07/15/09
Unsecured Notes — 3	6.88%		150,000		10,313	(15)	10/27/05
Unsecured Notes — 4A	6.63%		375,000		24,844	(15)	06/15/03
Unsecured Notes — 4B	6.75%		300,000		20,250	(15)	06/15/05
Unsecured Notes — 4C	7.38%		200,000		14,750	(15)	06/15/18
Unsecured Notes — 5A	6.75%		300,000		20,250	(15)	02/09/04
Unsecured Notes — 5B	7.13%		300,000		21,375	(15)	02/09/09
Unsecured Notes — 6A	7.38%		300,000		22,125	(15)	01/20/06
Unsecured Notes — 6B	7.75%		200,000		15,500	(15)	01/20/11
Unsecured Notes — 7	6.38%		750,000		47,813	(15)	11/15/07
Unsecured Notes — 8A	6.35%		350,000		22,225	(15)	08/28/12
Unsecured Notes — 8B	5.38%		150,000		8,063	(15)	08/28/08

SPG, L.P. Unsecured Term Loan — 3	2.18	% (1)	65,000		1,417	(2)	03/15/04	(3)
Unsecured Revolving Credit Facility	2.03	% (16)	308,000		6,252	(2)	04/16/06	(3)
Mandatory Par Put Remarketed Securities	7.00%		200,000		14,000	(15)	06/15/08	(17)

			5,037,078
Shopping Center Associates, subsidiary:
Unsecured Notes — SCA 1	6.75%		150,000		10,125	(15)	01/15/04
Unsecured Notes — SCA 2	7.63%		110,000		8,388	(15)	05/15/05

			260,000
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 2	7.05%		100,000		7,050	(15)	04/01/03
Unsecured Notes — CPI 3	7.75%		150,000		11,625	(15)	08/15/04
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(15)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(15)	03/15/16

			575,000

Total Consolidated Unsecured Indebtedness			$5,872,078

Total Consolidated Indebtedness at Face Amounts			$9,520,308
Fair Value Interest Rate Swaps			8,614	(33)
Net Premium on Indebtedness			17,159

Total Consolidated Indebtedness			$9,546,081	(28)

Joint Venture Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Apple Blossom Mall	7.99%		$39,952		$3,607		09/10/09
Atrium at Chestnut Hill	6.89%		48,333		3,880		03/11/11	(36)
Auburn Mall	7.99%		46,772		4,222		09/10/09
Aventura Mall — A	6.55%		141,000		9,231	(2)	04/06/08
Aventura Mall — B	6.60%		25,400		1,675	(2)	04/06/08
Aventura Mall — C	6.89%		33,600		2,314	(2)	04/06/08
Avenues, The	8.36%		54,254		5,553		05/15/03
Cape Cod Mall	6.80%		98,302		7,821		03/11/11
Circle Centre Mall — 1	1.82	% (19)	60,000		1,092	(2)	01/31/04	(3)
Circle Centre Mall — 2	2.88	% (20)	7,500		216	(2)	01/31/04	(3)
CMBS Loan — 1 Fixed (encumbers 13 Properties)	7.41%		300,000	(21)	22,229	(2)	05/15/06
CMBS Loan — 1 Floating (encumbers 13 Properties)	1.88%		184,500	(21)	3,462	(2)	05/15/03
CMBS Loan — 2 Fixed (encumbers 13 Properties)	8.13%		57,100	(21)	4,643	(2)	05/15/06
CMBS Loan — 2 Floating (encumbers 13 Properties)	1.75%		81,400	(21)	1,424	(2)	05/15/06
Cobblestone Court	7.64%		6,179	(22)	472	(2)	01/01/06
Crystal Court	7.64%		4,045	(22)	309	(2)	01/01/06
Crystal Mall	5.62%		105,659		7,319		09/11/12	(36)
Dadeland Mall	6.75%		198,346		15,566		02/11/12	(36)
Emerald Square Mall — 1	2.68	% (9)	129,400		3,468	(2)	04/01/05	(3)
Emerald Square Mall — 2	4.43	% (27)	15,600		691	(2)	04/01/05	(3)
European Retail Enterprises — Fixed	6.52%		62,906		8,782		08/27/11
European Retail Enterprises — Variable	4.83	% (34)	63,350		6,973		03/11/10
Fairfax Court	7.64%		10,319	(22)	788	(2)	01/01/06
Fashion Centre Pentagon Retail	6.63%		164,895		12,838		09/11/11	(36)
Fashion Centre Pentagon Office	2.88	% (1)	33,000		950	(2)	09/10/04	(3)
Fashion Valley Mall — 1	6.49%		168,477		13,255		10/11/08	(36)
Fashion Valley Mall — 2	6.58%		29,124		1,915	(2)	10/11/08	(36)
Florida Mall, The	7.55%		265,480		22,766		12/10/10

Gaitway Plaza	7.64%		7,349	(22)	561	(2)	01/01/06
Great Northeast Plaza	9.04%		16,970		1,744		06/01/06
Greendale Mall	8.23%		41,079		3,779		12/10/06
Gwinnett Place — 1	7.54%		37,980		3,412		04/01/07
Gwinnett Place — 2	7.25%		83,531		7,070		04/01/07
Highland Mall	6.83%		70,107		5,571		07/11/11
Houston Galleria — 1	7.93%		219,688		19,684		12/01/05	(36)
Houston Galleria — 2	3.13	% (1)	51,351		1,607	(2)	06/25/07	(3)
Indian River Commons	7.58%		8,226		710		11/01/04
Indian River Mall	7.58%		45,643		3,941		11/01/04
Liberty Tree Mall	2.88	% (1)	45,221		2,242		10/01/03
Mall at Rockingham	7.88%		97,960		8,705		09/01/07
Mall at Chestnut Hill	8.45%		14,843		1,396		02/02/10
Mall of America	1.91	% (25)	312,000		5,974	(2)	03/10/05	(3)
Mall of Georgia	7.09%		200,000		14,180	(2)	07/01/10
Mall of Georgia Crossing	7.25%		33,771		2,824		06/09/06
Mall of New Hampshire — 1	6.96%		101,614		8,345		10/01/08	(36)
Mall of New Hampshire — 2	8.53%		8,305		786		10/01/08
Metrocenter	8.45%		29,350		3,031		02/28/08
Miami International Mall	6.91%		43,976		3,758		12/21/03
Montreal Forum	4.78	% (26)	35,526		1,698	(2)	08/08/06	(3)
Northfield Square	3.88	% (30)	37,000		1,436	(2)	04/30/05	(3)
Northshore Mall	9.05%		161,000		14,571	(2)	05/14/04
Plaza at Buckland Hills, The	7.64%		17,679	(22)	1,351	(2)	01/01/06
Ridgewood Court	7.64%		7,979	(22)	610	(2)	01/01/06
River Ridge Mall	8.05%		22,952		2,353		01/01/07
Royal Eagle Plaza	7.64%		7,920	(22)	605	(2)	01/01/06
Seminole Towne Center	3.88	% (31)	70,131		3,484		07/01/05	(3)
Shops at Sunset Place, The	4.38	% (1)	96,754		4,238	(2)	10/15/04	(3)
Smith Haven Mall	7.86%		115,000		9,039	(2)	06/01/06
Solomon Pond	7.83%		92,788		8,564		02/01/04
Source, The	6.65%		124,000		8,246	(2)	03/11/09
Square One	6.73%		94,335		7,380		03/11/12
Town Center at Cobb — 1	7.54%		48,389		4,347		04/01/07
Town Center at Cobb — 2	7.25%		63,570		5,381		04/01/07
Village Park Plaza	7.64%		8,483	(22)	648	(2)	01/01/06
West Town Corners	7.64%		10,329	(22)	789	(2)	01/01/06
West Town Mall	6.90%		76,000		5,244	(2)	05/01/08	(36)
Westchester, The — 1	8.74%		146,458		14,478		09/01/05
Westchester, The — 2	7.20%		51,865		4,399		09/01/05
Westland Park Plaza	7.64%		4,950	(22)	378	(2)	01/01/06
Willow Knolls Court	7.64%		6,489	(22)	496	(2)	01/01/06
Woodland Hills Mall	7.00%		86,338		7,185		01/01/09	(36)
Yards Plaza, The	7.64%		8,270	(22)	632	(2)	01/01/06

Total Joint Venture Secured Indebtedness at Face Amounts			$5,298,062
Net Premium on Indebtedness			$8,403

Total Joint Venture Indebtedness			$5,306,465	(32)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 65 bps to 305 bps. LIBOR as of December 31, 2002 was 1.38%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Operating Partnership's option.

(4)
Loans secured by these eleven Properties are cross-collateralized and cross-defaulted.

(5)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.

(6)
Secured by cross-collateralized and cross-defaulted mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza, Cheltenham Square, De Soto Square, Upper Valley Mall, Washington Square, and West Ridge Mall).

(7)
LIBOR + 0.405%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.200%.

(8)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.

(9)
LIBOR + 1.300% with LIBOR capped at 7.700%.

(10)
Loans secured by these three Properties are cross-collateralized.

(11)
Loans secured by these four Properties are cross-collateralized.

(12)
LIBOR + 0.300%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.190%.

(13)
LIBOR + 2.750%, with LIBOR capped at 6.500%.

(14)
Lender also participates in a percentage of certain gross receipts above a specified base.

(15)
Requires semi-annual payments of interest only.

(16)
$1,250,000 Credit Facility. Currently, bears interest at LIBOR + 0.650% and provides for different pricing based upon the Operating Partnership's investment grade rating. Two interest rate caps currently limit LIBOR on $90,000 and $49,927 of this indebtedness to 11.530% and 16.765%, respectively. As of 12/31/2002, $918,349 was available after outstanding borrowings and letters of credit.

(17)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory tender on June 15, 2008.

(18)
LIBOR + 1.150% with LIBOR capped at 8.100%.

(19)
LIBOR + 0.440%, with LIBOR capped at 8.810% through maturity.

(20)
LIBOR + 1.500%, with LIBOR capped at 7.750% through maturity.

(21)
These Commercial Mortgage Notes are secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating components have interest protection agreements which caps LIBOR at 10.980%, 11.670% and 11.830% respectively.

(22)
Loans secured by these twelve Properties are cross-collateralized and cross-defaulted.

(23)
EURIBOR + 0.600% with EURIBOR swapped to effectively fix all-in-rate at 7.750%.

(24)
EURIBOR + 0.600%.

(25)
LIBOR + 0.5348%, with LIBOR capped at 8.7157%.

(26)
Canadian Prime + 3%.

(27)
LIBOR + 3.050%, with LIBOR capped at 7.950%.

(28)
Our share of consolidated indebtedness was $9,395,491.

(29)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(30)
LIBOR + 2.500% capped at 10.98%.

(31)
LIBOR + 2.500% capped at 8.000%.

(32)
Our share of joint venture indebtedness was $2,279,609.

(33)
Represents the fair market value of interest rate swaps entered into by the Operating Partnership.

(34)
EURIBOR + 1.9356%

(35)
The Putable Asset Trust Securities have an actual maturity of November 15, 2010, but are subject to mandatory tender on November 15, 2003.

(36)
The maturity date shown represents the Anticipated Maturity Date of the loan which is typically 15-20 years earlier than the stated Maturity Date of the loan. Should the loan not be repaid at the Anticipated Repayment Date the applicable interest rate shall increase as specified in each loan agreement.

(37)
LIBOR + 2.000%, with LIBOR floor at 1.800%.

(38)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.

Item 3.    Legal Proceedings

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the Operating Partnership and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant only in connection with the sale to Teachers. Although the Complaint seeks unspecified damages, Triple Five has submitted a report of a purported expert witness that attempts to quantify its damages at between approximately $80 million and $160 million. On August 12, 2002, the court granted in part and denied in part motions for partial summary judgment filed by the parties. The parties are currently filing pretrial motions and no trial date has been set. Given that the case is still in the pre-trial stage, it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any. We believe that the Triple Five litigation will not have a material adverse effect on our financial position or results of operations.

            On December 5, 2002, we commenced litigation in the United States District Court for the Eastern District of Michigan (the "Court") against Taubman Centers, its Board of Directors and certain members of the Taubman family. In that action, we broadly allege that the Board of Directors has breached, and continues to breach, its fiduciary duties by failing to consider our offer on the merits, and that the Taubman family should be prevented from voting its Series B Preferred Stock which we contend was wrongfully obtained by the Taubman family without a shareholder vote and in violation of Michigan law. We filed a first amended complaint and a second amended complaint on December 30, 2002 and February 5, 2003, respectively. The initial complaint and each amended complaint has been filed with the Commission as an exhibit to our Tender Offer Statement on Schedule TO. On January 22, 2003, the Court issued an opinion and order denying in part, and granting in part, Taubman Centers' and the other defendants' motion to dismiss Count I of our complaint, as amended. The Court held that while the issuance in 1998 of the Series B Preferred Stock by Taubman Centers to the Taubman family did not violate Michigan law, the Taubman family's purported blocking position in Taubman Centers may be challenged by us. We have filed a motion for preliminary injunction and the Court has scheduled a hearing for March 21, 2003. At that hearing, we intend to argue that, among other things, the Taubman family's "group" voting power was obtained in violation of Michigan law, that the Taubman family's Series B Preferred Stock was improperly acquired in breach of fiduciary duties owed to Taubman Centers' public shareholders and that the Taubman Centers' Board of Directors has breached, and is continuing to breach, its fiduciary duties to the Taubman Centers' public shareholders. Both parties have filed legal briefs on their issues. If the Court rules in our favor at the March 21, 2003 hearing, the entire voting position the Taubman family purports to wield is subject to being legally invalidated.

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

Item 4.    Submission of Matters to a Vote of Security Holders

            None.

Part II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

  Market Information

            Our common stock trades on the New York Stock Exchange under the symbol "SPG". The quarterly price range on the NYSE for the shares and the distributions declared per share for each quarter in the last two fiscal years are shown below:

	High	Low	Close	Declared Distribution
2002
1st Quarter	33.07	28.80	32.63	$0.525
2nd Quarter	36.95	32.52	36.84	$0.550
3rd Quarter	36.84	29.40	35.73	$0.550
4th Quarter	35.81	31.00	34.07	$0.550
2001
1st Quarter	26.48	23.75	25.60	$0.5050
2nd Quarter	29.97	25.09	29.97	$0.5250
3rd Quarter	30.97	25.08	26.91	$0.5250
4th Quarter	29.97	26.40	29.33	$0.5250

            There is no established public trading market for Simon Property's Class B common stock or Class C common stock. Distributions per share of the Class B and Class C common stock are identical to the common stock.

  Holders

            The number of holders of record of common stock outstanding was 2,173 as of February 14, 2003. The Class B common stock is held entirely by a voting trust to which Melvin Simon, Herbert Simon, David Simon and certain of their affiliates are parties and is exchangeable on a one-for-one basis into shares of common stock, and the Class C common stock is held entirely by NID Corporation, the successor corporation of Edward J. DeBartolo Corporation, and is also exchangeable on a one-for-one basis into shares of common stock.

  Distributions

            Simon Property qualifies as a REIT under the Code. To maintain our status as a REIT, we are required each year to distribute to our shareholders at least 90% of our taxable income after certain adjustments. Future distributions are determined in the discretion of the Board of Directors and will depend on our actual cash flow, financial condition, capital requirements, the annual REIT distribution requirements and such other factors as our Board of Directors deem relevant.

            Simon Property offers an Automatic Dividend Reinvestment Plan for its common shares that allows shareholders, at their election, to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

  Unregistered Sales of Equity Securities

            We did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended during the fourth quarter of 2002.

Item 6.    Selected Financial Data

            The information required by this item is incorporated herein by reference to the Selected Financial Data section of the 2002 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2002 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K.

Item 7A.    Qualitative and Quantitative Disclosure About Market Risk

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2002 Annual Report to Shareholders under the caption "Liquidity and Capital Resources — Market Risk", filed as Exhibit 13.1 to this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

            Reference is made to the Index to Financial Statements contained in Item 14.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Not Applicable

Part III

Item 10.    Directors and Executive Officers of the Registrant

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A and the information included under the caption "Executive Officers of the Registrants" in Part I hereof.

Item 11.    Executive Compensation

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

Item 14.    Controls and Procedures

            Within 90 days prior to the date of this report, we carried out an evaluation under the supervision and with participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-4. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls were effective as of the evaluation date. There were no significant changes in the internal controls or other factors that could significantly affect the controls subsequent to the evaluation date.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)
(1)    Financial Statements

            Simon Property Group Inc.'s financial statements and independent auditors' reports are incorporated herein by reference to the financial statements and independent auditors' reports in the 2002 Annual Report to Shareholders, filed as Exhibit 13.1 to this Form 10-K.

			Page No.
	(2)	Financial Statement Schedules
		Report of Independent Public Accountants	44
		Simon Property Group, Inc. Schedule III — Schedule of Real Estate and Accumulated Depreciation	45
		Notes to Combined Schedule III	50
	(3)	Exhibits
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	51
(b)	Reports on Form 8-K
		Four Form 8-Ks were filed or furnished during the fourth quarter ended December 31, 2002.

		On October 31, 2002 under Item 9 — Regulation FD Disclosure, Simon Property reported that they made available additional ownership and operational information concerning Simon Property, the Operating Partnership, and the properties owned or managed as of September 30, 2002, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, Simon Property reported that, on October 31, 2002, it issued a press release containing information on earnings as of September 30, 2002 and other matters. A copy of the press release was included as an exhibit.

		On November 13, 2002 under Item 5 — Other Events, Simon Property announced that it had sent a letter to the Board of Directors of Taubman Centers, Inc., a Michigan corporation ("Taubman") proposing to acquire the outstanding shares of common stock of Taubman for $17.50 per share in cash. A copy of the press release is attached as an exhibit. On November 13, 2002, Simon Property made available certain materials related to the proposed offer to Taubman on its website. A copy of those materials is attached as an exhibit.

		On November 18, 2002 under Item 5 — Other Events, Simon Property issued a press release responding to statements made by Taubman, regarding its offer to Taubman to purchase the outstanding shares of common stock of Taubman for $17.50 per share in cash. A copy of the Simon Property's press release is attached as an exhibit.

		On December 5, 2002 under Item 5 — Other Events and Regulation FD Disclosure, Simon Property issued a press release regarding its offer to purchase the outstanding shares of common stock of Taubman for $18.00 per share in cash. A copy of Simon Property's press release is attached as an exhibit.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
By	/s/ David Simon David Simon Chief Executive Officer

March 5, 2003

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Simon David Simon	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2003
/s/ Herbert Simon Herbert Simon	Co-Chairman of the Board of Directors	March 5, 2003
/s/ Melvin Simon Melvin Simon	Co-Chairman of the Board of Directors	March 5, 2003
/s/ Hans C. Mautner Hans C. Mautner	Vice Chairman of the Board of Directors	March 5, 2003
/s/ Richard S. Sokolov Richard S. Sokolov	President, Chief Operating Officer and Director	March 5, 2003
/s/ Birch Bayh Birch Bayh	Director	March 5, 2003
/s/ Melvyn E. Bergstein Melvyn E. Bergstein	Director	March 5, 2003
/s/ Pieter S. van den Berg Pieter S. van den Berg	Director	March 5, 2003

/s/ G. William Miller G. William Miller	Director	March 5, 2003
/s/ Fredrick W. Petri Fredrick W. Petri	Director	March 5, 2003
/s/ J. Albert Smith, Jr. J. Albert Smith, Jr.	Director	March 5, 2003
/s/ Philip J. Ward Philip J. Ward	Director	March 5, 2003
/s/ M. Denise DeBartolo York M. Denise DeBartolo York	Director	March 5, 2003
/s/ Stephen E. Sterrett Stephen E. Sterrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2003
/s/ John Dahl John Dahl	Senior Vice President (Principal Accounting Officer)	March 5, 2003

CERTIFICATIONS

        I, David Simon, certify that:

        1.      I have reviewed this Annual Report on Form 10-K of Simon Property Group, Inc.;

        2.      Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

        3.      Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

        4.      The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c.    presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.      The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.      The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	/s/ David Simon David Simon, Chief Executive Officer

        I, Stephen E. Sterrett, certify that:

        1.    I have reviewed this Annual Report on Form 10-K of Simon Property Group, Inc.;

        2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c.    presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.      The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's boards of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	/s/ Stephen E. Sterrett Stephen E. Sterrett, Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS ON SCHEDULE

To the Board of Directors of
Simon Property Group, Inc.:

            We have audited the combined financial statements of Simon Property Group, Inc. (see Note 5) and subsidiaries as of December 31, 2002, and for the year then ended, and have issued our report thereon dated February 6, 2003 (included elsewhere in this Form 10-K). Our audit also included "Schedule III: Real Estate and Accumulated Depreciation" as of December 31, 2002, for Simon Property Group, Inc. included in the Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

            In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      ERNST & YOUNG LLP

Indianapolis, Indiana
February 6, 2003

SCHEDULE III

Simon Property Group, Inc.
Real Estate and Accumulated Depreciation
December 31, 2002
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Alton Square, Alton, IL	$0	$154	$7,641	$0	$10,694	$154	$18,335	$18,489	4,657	1993
Anderson Mall, Anderson, SC	30,097	1,712	18,072	1,363	7,029	3,075	25,101	28,176	8,957	1972
Arsenal Mall, Watertown, MA	35,357	15,505	47,680	0	802	15,505	48,482	63,987	4,468	1999 (Note 4)
Aurora Mall, Aurora, CO	0	11,400	55,692	6	4,170	11,406	59,862	71,268	8,980	1998 (Note 4)
Barton Creek Square, Austin, TX	0	3,540	20,699	7,983	40,707	11,523	61,406	72,929	17,545	1981
Battlefield Mall, Springfield, MO	86,541	3,919	27,310	3,225	39,167	7,144	66,477	73,621	24,398	1970
Bay Park Square, Green Bay, WI	24,606	6,775	25,623	4,133	15,807	10,908	41,430	52,338	5,844	1996 (Note 4)
Bergen Mall, Paramus, NJ	0	10,852	92,893	0	9,192	10,852	102,085	112,937	18,531	1996 (Note 4)
Biltmore Square, Asheville, NC	26,000	6,641	23,582	0	1,424	6,641	25,006	31,647	4,783	1996 (Note 4)
Bowie Town Center, Bowie, MD	52,605	2,710	65,044	235	5,116	2,945	70,160	73,105	3,644	2001
Boynton Beach Mall, Boynton Beach, FL	0	22,240	79,226	0	14,329	22,240	93,555	115,795	14,862	1996 (Note 4)
Brea Mall, Brea, CA	0	39,500	209,202	0	8,469	39,500	217,671	257,171	26,711	1998 (Note 4)
Broadway Square, Tyler, TX	0	11,470	32,439	0	6,060	11,470	38,499	49,969	9,475	1994
Brunswick Square, Brunswick, NJ	45,000	8,436	55,838	0	22,520	8,436	78,358	86,794	14,013	1996 (Note 4)
Burlington Mall, Burlington, MA	0	46,600	303,618	0	5,050	46,600	308,668	355,268	37,572	1998 (Note 4)
Castleton Square, Indianapolis, IN	0	27,108	98,287	2,500	31,023	29,608	129,310	158,918	22,734	1996 (Note 4)
Century III Mall, Pittsburgh, PA	88,844	17,251	117,822	10	2,323	17,261	120,145	137,406	41,140	1999 (Note 4)
Charlottesville Fashion Square, Charlottesville, VA	0	0	54,738	0	11,409	0	66,147	66,147	9,282	1997 (Note 4)
Chautauqua Mall, Lakewood, NY	0	3,257	9,641	0	14,722	3,257	24,363	27,620	5,612	1996 (Note 4)
Cheltenham Square, Philadelphia, PA	33,892	14,227	43,699	0	4,623	14,227	48,322	62,549	9,535	1996 (Note 4)
Chesapeake Square, Chesapeake, VA	47,000	11,534	70,461	0	4,874	11,534	75,335	86,869	14,833	1996 (Note 4)
Cielo Vista Mall, El Paso, TX	90,158	1,307	18,512	608	21,715	1,915	40,227	42,142	18,098	1974
College Mall, Bloomington, IN	49,729	1,012	16,245	722	21,120	1,734	37,365	39,099	15,033	1965
Columbia Center, Kennewick, WA	0	18,285	66,580	0	7,709	18,285	74,289	92,574	12,961	1996 (Note 4)
Coral Square, Coral Springs, FL	89,855	13,556	93,720	0	726	13,556	94,446	108,002	17,370	1984
Cordova Mall, Pensacola, FL	0	18,633	75,880	0	2,376	18,633	78,256	96,889	11,621	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	0	11,585	68,958	0	1,699	11,585	70,657	82,242	17,654	1996
Crossroads Mall, Omaha, NE	44,622	881	37,263	409	30,129	1,290	67,392	68,682	16,212	1994
Crystal River Mall, Crystal River, FL	16,018	5,661	20,241	0	4,413	5,661	24,654	30,315	4,082	1996 (Note 4)
DeSoto Square, Bradenton, FL	38,501	9,380	52,716	0	6,418	9,380	59,134	68,514	11,440	1996 (Note 4)
Eastern Hills Mall, Williamsville, NY	0	15,327	47,604	12	4,625	15,339	52,229	67,568	16,778	1996 (Note 4)
Eastland Mall, Tulsa, OK	0	3,124	24,035	518	7,623	3,642	31,658	35,300	11,476	1986
Edison Mall, Fort Myers, FL	0	11,529	107,381	0	6,505	11,529	113,886	125,415	17,249	1997 (Note 4)
Fashion Mall at Keystone at the Crossing, Indianapolis, IN	61,373	0	120,579	0	13,984	0	134,563	134,563	18,837	1997 (Note 4)
Forest Mall, Fond Du Lac, WI	17,869	728	4,498	0	6,620	728	11,118	11,846	4,176	1973
Forest Village Park, Forestville, MD	0	1,212	4,625	757	4,796	1,969	9,421	11,390	3,675	1980
The Forum Shops at Caesars, Las Vegas, NV	175,000	0	72,866	0	61,662	0	134,528	134,528	37,126	1992

SCHEDULE III

Simon Property Group, Inc.
Real Estate and Accumulated Depreciation
December 31, 2002
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Great Lakes Mall, Mentor, OH	0	12,498	100,362	432	7,673	12,930	108,035	120,965	20,679	1996 (Note 4)
Greenwood Park Mall, Greenwood, IN	91,206	2,559	23,445	5,277	59,864	7,836	83,309	91,145	25,034	1979
Gulf View Square, Port Richey, FL	35,050	13,690	39,997	0	10,918	13,690	50,915	64,605	9,540	1996 (Note 4)
Haywood Mall, Greenville, SC	0	11,604	133,893	6	1,324	11,610	135,217	146,827	25,241	1999 (Note 4)
Heritage Park, Midwest City, OK	0	598	6,213	0	1,726	598	7,939	8,537	3,897	1978
Hutchinson Mall, Hutchinson, KS	0	1,412	18,411	0	2,858	1,412	21,269	22,681	7,591	1985
Independence Center, Independence, MO	0	5,042	45,822	2	20,402	5,044	66,224	71,268	15,264	1994
Ingram Park Mall, San Antonio, TX	83,273	764	17,163	169	15,833	933	32,996	33,929	12,908	1979
Irving Mall, Irving, TX	0	6,737	17,479	2,533	26,174	9,270	43,653	52,923	18,742	1971
Jefferson Valley Mall, Yorktown Heights, NY	60,000	4,868	30,304	0	18,040	4,868	48,344	53,212	13,206	1983
Knoxville Center, Knoxville, TN	63,059	5,006	21,965	3,712	34,766	8,718	56,731	65,449	16,742	1984
La Plaza, McAllen, TX	0	1,375	9,828	6,569	30,637	7,944	40,465	48,409	9,237	1976
Lafayette Square, Indianapolis, IN	0	14,251	54,589	0	11,909	14,251	66,498	80,749	12,989	1996 (Note 4)
Laguna Hills Mall, Laguna Hills, CA	0	28,074	55,689	0	5,141	28,074	60,830	88,904	9,454	1997 (Note 4)
Lakeline Mall, N. Austin, TX	69,563	10,383	81,568	14	1,174	10,397	82,742	93,139	16,038	1999 (Note 4)
Lenox Square, Atlanta, GA	0	38,213	492,411	0	5,201	38,213	497,612	535,825	60,502	1998 (Note 4)
Lima Mall, Lima, OH	0	7,910	35,495	0	7,601	7,910	43,096	51,006	8,564	1996 (Note 4)
Lincolnwood Town Center, Lincolnwood, IL	0	9,083	63,490	28	7,086	9,111	70,576	79,687	20,667	1990
Livingston Mall, Livingston, NJ	0	30,200	105,250	0	6,480	30,200	111,730	141,930	13,733	1998 (Note 4)
Longview Mall, Longview, TX	33,441	270	3,602	124	7,062	394	10,664	11,058	3,754	1978
Maplewood Mall, Minneapolis, MN	0	19,379	83,477	0	185	19,379	83,662	103,041	1,526	2002 (Note 4)
Markland Mall, Kokomo, IN	23,659	0	7,568	0	5,303	0	12,871	12,871	4,040	1968
Mc Cain Mall, N. Little Rock, AR	41,444	0	9,515	0	9,044	0	18,559	18,559	9,511	1973
Melbourne Square, Melbourne, FL	37,228	15,762	55,891	0	6,677	15,762	62,568	78,330	11,058	1996 (Note 4)
Memorial Mall, Sheboygan, WI	0	175	4,881	0	3,510	175	8,391	8,566	2,423	1969
Menlo Park Mall, Edison, NJ	0	65,684	223,252	0	18,717	65,684	241,969	307,653	35,511	1997 (Note 4)
Midland Park Mall, Midland, TX	34,540	687	9,213	0	9,521	687	18,734	19,421	8,198	1980
Miller Hill Mall, Duluth, MN	0	2,537	18,113	0	20,647	2,537	38,760	41,297	11,650	1973
Mounds Mall, Anderson, IN	0	0	2,689	0	1,716	0	4,405	4,405	3,935	1965
Muncie Mall, Muncie, IN	0	172	5,850	52	23,381	224	29,231	29,455	7,714	1970
Nanuet Mall, Nanuet, NY	0	27,548	162,993	0	1,717	27,548	164,710	192,258	20,124	1998 (Note 4)
North East Mall, Hurst, TX	140,000	1,347	13,473	16,683	139,838	18,030	153,311	171,341	23,635	1996 (Note 4)
Northgate Mall, Seattle, WA	0	28,626	115,314	0	22,753	28,626	138,067	166,693	18,105	1996 (Note 4)
Northlake Mall, Atlanta, GA	72,746	33,400	98,035	0	1,425	33,400	99,460	132,860	12,332	1998 (Note 4)
Northwoods Mall, Peoria, IL	0	1,200	12,779	1,449	28,765	2,649	41,544	44,193	15,523	1983
Oak Court Mall, Memphis, TN	0	15,673	57,304	0	3,903	15,673	61,207	76,880	9,632	1997 (Note 4)
Ocean County Mall, Toms River, NJ	0	20,900	124,945	0	4,337	20,900	129,282	150,182	15,757	1998 (Note 4)
Orange Park Mall, Jacksonville, FL	0	13,345	65,121	0	17,772	13,345	82,893	96,238	19,181	1994

SCHEDULE III

Simon Property Group, Inc.
Real Estate and Accumulated Depreciation
December 31, 2002
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Orland Square, Orland Park, IL	0	36,770	129,906	0	10,327	36,770	140,233	177,003	20,688	1997 (Note 4)
Paddock Mall, Ocala, FL	27,876	11,198	39,712	0	6,281	11,198	45,993	57,191	7,534	1996 (Note 4)
Palm Beach Mall, West Palm Beach, FL	55,253	11,962	112,741	0	36,372	11,962	149,113	161,075	32,196	1998 (Note 4)
Penn Square Mall, Oklahoma City, OK	72,208	2,043	161,639	0	3,634	2,043	165,273	167,316	4,591	2002 (Note 4)
Phipps Plaza, Atlanta, GA	0	19,200	210,610	0	6,173	19,200	216,783	235,983	26,939	1998 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	53,250	5,561	59,381	0	10,687	5,561	70,068	75,629	13,646	1996 (Note 4)
Prien Lake Mall, Lake Charles, LA	0	1,842	2,813	3,091	34,499	4,933	37,312	42,245	9,964	1972
Raleigh Springs Mall, Memphis, TN	11,000	9,137	28,604	0	12,185	9,137	40,789	49,926	7,589	1996 (Note 4)
Richardson Square, Dallas, TX	0	4,699	6,329	1,268	11,741	5,967	18,070	24,037	4,312	1996 (Note 4)
Richmond Square, Richmond, IN	0	3,410	11,343	0	9,655	3,410	20,998	24,408	4,360	1996 (Note 4)
Richmond Town Square, Richmond Heights, OH	48,515	2,615	12,112	0	60,777	2,615	72,889	75,504	13,918	1996 (Note 4)
River Oaks Center, Calumet City, IL	0	30,884	101,224	0	6,457	30,884	107,681	138,565	15,669	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	0	49,186	212,257	0	5,949	49,186	218,206	267,392	26,403	1998 (Note 4)
Rolling Oaks Mall, San Antonio, TX	0	2,577	38,609	0	1,123	2,577	39,732	42,309	16,277	1998 (Note 4)
Roosevelt Field, Garden City, NY	0	165,006	702,008	2,117	10,514	167,123	712,522	879,645	86,397	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	0	23,350	90,394	0	24,356	23,350	114,750	138,100	25,828	1996 (Note 4)
Santa Rosa Plaza, Santa Rosa, CA	0	10,400	87,864	0	3,431	10,400	91,295	101,695	11,496	1998 (Note 4)
Shops at Mission Viejo Mall, Mission Viejo, CA	151,299	9,139	54,445	7,491	143,921	16,630	198,366	214,996	31,025	1996 (Note 4)
South Hills Village, Pittsburgh, PA	0	23,453	125,840	0	5,517	23,453	131,357	154,810	19,089	1997 (Note 4)
South Park Mall, Shreveport, LA	0	855	13,684	74	729	929	14,413	15,342	6,736	1975
South Shore Plaza, Braintree, MA	0	101,200	301,495	0	6,381	101,200	307,876	409,076	37,821	1998 (Note 4)
Southern Park Mall, Youngstown, OH	0	16,982	77,767	97	18,256	17,079	96,023	113,102	19,086	1996 (Note 4)
Southgate Mall, Yuma, AZ	0	1,817	7,974	0	3,501	1,817	11,475	13,292	4,247	1988
SouthPark Mall, Charlotte, NC	0	32,170	193,686	100	42,254	32,270	235,940	268,210	3,361	2002 (Note 4)
St Charles Towne Center Waldorf, MD	0	7,710	52,974	1,180	12,421	8,890	65,395	74,285	22,538	1990
Summit Mall, Akron, OH	0	15,374	51,137	0	16,182	15,374	67,319	82,693	12,390	1996 (Note 4)
Sunland Park Mall, El Paso, TX	37,766	2,896	28,900	0	4,721	2,896	33,621	36,517	13,760	1988
Tacoma Mall, Tacoma, WA	133,391	38,662	125,826	0	20,196	38,662	146,022	184,684	26,433	1996 (Note 4)
Tippecanoe Mall, Lafayette, IN	58,021	4,187	8,474	5,517	35,316	9,704	43,790	53,494	19,365	1973
Town Center at Boca Raton Boca Raton, FL	0	64,200	307,511	0	60,246	64,200	367,757	431,957	43,496	1998 (Note 4)
Towne East Square, Wichita, KS	74,469	9,495	18,479	2,042	21,638	11,537	40,117	51,654	15,512	1975
Towne West Square, Wichita, KS	54,509	972	21,203	76	7,644	1,048	28,847	29,895	12,300	1980
Treasure Coast Square, Jensen Beach, FL	61,990	11,124	73,108	3,067	16,538	14,191	89,646	103,837	16,210	1996 (Note 4)
Trolley Square, Salt Lake City, UT	29,336	4,827	27,512	435	10,014	5,262	37,526	42,788	11,687	1986
Tyrone Square, St. Petersburg, FL	0	15,638	120,962	0	14,354	15,638	135,316	150,954	24,705	1996 (Note 4)
University Mall, Little Rock, AR	0	123	17,411	0	1,040	123	18,451	18,574	7,446	1967

SCHEDULE III

Simon Property Group, Inc.
Real Estate and Accumulated Depreciation
December 31, 2002
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
University Mall, Pensacola, FL	0	4,741	26,657	0	4,210	4,741	30,867	35,608	7,910	1994
University Park Mall, Mishawaka, IN	59,365	15,105	61,283	0	13,794	15,105	75,077	90,182	58,029	1996 (Note 4)
Upper Valley Mall, Springfield, OH	30,638	8,421	38,745	0	3,089	8,421	41,834	50,255	8,397	1996 (Note 4)
Valle Vista Mall, Harlingen, TX	39,801	1,398	17,159	372	10,004	1,770	27,163	28,933	9,644	1983
Virginia Center Commons, Richmond, VA	0	9,764	50,547	4,149	6,246	13,913	56,793	70,706	11,447	1996 (Note 4)
Walt Whitman Mall, Huntington Station, NY	0	51,700	111,170	3,789	29,556	55,489	140,726	196,215	23,833	1998 (Note 4)
Washington Square, Indianapolis, IN	33,214	20,146	41,248	0	8,664	20,146	49,912	70,058	10,506	1996 (Note 4)
West Ridge Mall, Topeka, KS	43,856	5,563	34,132	197	6,936	5,760	41,068	46,828	13,969	1988
Westminster Mall, Westminster, CA	0	43,464	84,709	0	10,759	43,464	95,468	138,932	11,526	1998 (Note 4)
White Oaks Mall, Springfield, IL	48,563	3,024	35,692	1,153	16,783	4,177	52,475	56,652	14,205	1977
Wolfchase Galleria, Memphis, TN	75,496	16,470	128,909	0	784	16,470	129,693	146,163	4,487	2002 (Note 4)
Woodville Mall, Northwood, OH	0	1,831	4,244	0	1,622	1,831	5,866	7,697	2,142	1996 (Note 4)
Community Shopping Centers
Arboretum, The, Austin, TX	34,000	7,640	36,778	71	6,149	7,711	42,927	50,638	5,002	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	29,026	8,748	26,184	0	3,325	8,748	29,509	38,257	7,487	1987
Boardman Plaza, Youngstown, OH	18,098	8,189	26,355	0	5,613	8,189	31,968	40,157	5,944	1996 (Note 4)
Bridgeview Court, Bridgeview, IL	0	290	3,638	0	830	290	4,468	4,758	1,618	1988
Brightwood Plaza, Indianapolis, IN	0	65	128	0	283	65	411	476	200	1965
Celina Plaza, El Paso, TX	0	138	815	0	103	138	918	1,056	346	1978
Charles Towne Square, Charleston, SC	0	418	1,768	425	11,136	843	12,904	13,747	2,030	1976
Chesapeake Center, Chesapeake, VA	6,563	5,352	12,279	0	119	5,352	12,398	17,750	2,297	1996 (Note 4)
Countryside Plaza, Countryside, IL	0	1,243	8,507	0	807	1,243	9,314	10,557	3,689	1977
Eastland Plaza, Tulsa, OK	0	908	3,680	0	47	908	3,727	4,635	1,129	1986
Forest Plaza, Rockford, IL	15,920	4,187	16,818	453	1,514	4,640	18,332	22,972	4,607	1985
Fox River Plaza, Elgin, IL	0	2,908	4,042	0	250	2,908	4,292	7,200	2,209	1985
Great Lakes Plaza, Mentor, OH	0	1,028	2,025	0	3,616	1,028	5,641	6,669	1,405	1996 (Note 4)
Greenwood Plus, Greenwood, IN	0	1,131	1,792	0	3,718	1,131	5,510	6,641	1,570	1979
Griffith Park Plaza, Griffith, IN	0	0	2,412	0	249	0	2,661	2,661	1,510	1979
Grove at Lakeland Square, The, Lakeland, FL	3,750	5,237	6,016	0	1,017	5,237	7,033	12,270	1,577	1996 (Note 4)
Highland Lakes Center, Orlando, FL	16,471	7,138	25,284	0	598	7,138	25,882	33,020	4,490	1996 (Note 4)
Ingram Plaza, San Antonio, TX	0	421	1,802	4	21	425	1,823	2,248	867	1980
Keystone Shoppes, Indianapolis, IN	0	0	4,232	0	876	0	5,108	5,108	683	1997 (Note 4)
Knoxville Commons, Knoxville, TN	0	3,731	5,345	0	1,710	3,731	7,055	10,786	2,168	1987
Lake Plaza, Waukegan, IL	0	2,577	6,420	0	597	2,577	7,017	9,594	1,767	1986
Lake View Plaza, Orland Park, IL	21,163	4,775	17,543	0	8,005	4,775	25,548	30,323	5,275	1986
Lakeline Plaza, Austin, TX	23,202	4,867	25,732	0	6,555	4,867	32,287	37,154	5,130	1999 (Note 4)
Lima Center, Lima, OH	0	1,808	5,151	0	4,177	1,808	9,328	11,136	1,108	1996 (Note 4)
Lincoln Crossing, O'Fallon, IL	3,204	827	2,692	0	349	827	3,041	3,868	768	1990
Mainland Crossing, Galveston, TX	0	1,609	1,737	0	176	1,609	1,913	3,522	406	1996 (Note 4)
Markland Plaza, Kokomo, IN	0	210	738	0	3,821	210	4,559	4,769	637	1974
Martinsville Plaza, Martinsville, VA	0	0	584	0	111	0	695	695	598	1967

SCHEDULE III

Simon Property Group, Inc.
Real Estate and Accumulated Depreciation
December 31, 2002
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Matteson Plaza, Matteson, IL	9,319	1,830	9,737	0	2,260	1,830	11,997	13,827	3,367	1988
Memorial Plaza, Sheboygan, WI	0	250	436	0	1,186	250	1,622	1,872	688	1966
Mounds Mall Cinema, Anderson, IN	0	88	158	0	11	88	169	257	91	1974
Muncie Plaza, Muncie, IN	8,057	341	10,509	87	160	428	10,669	11,097	1,743	1998
New Castle Plaza, New Castle, IN	0	128	1,621	0	1,303	128	2,924	3,052	1,174	1966
North Ridge Plaza, Joliet, IL	0	2,831	7,699	0	718	2,831	8,417	11,248	2,318	1985
North Riverside Park Plaza, N. Riverside, IL	0	1,062	2,490	0	759	1,062	3,249	4,311	1,531	1977
Northland Plaza, Columbus, OH	0	4,490	8,893	0	1,223	4,490	10,116	14,606	2,658	1988
Northwood Plaza, Fort Wayne, IN	0	148	1,414	0	912	148	2,326	2,474	960	1974
Park Plaza, Hopkinsville, KY	0	300	1,572	0	225	300	1,797	2,097	1,194	1968
Regency Plaza, St. Charles, MO	4,368	616	4,963	0	169	616	5,132	5,748	1,221	1988
Rockaway Convenience Center Rockaway, NJ	0	2,900	12,500	0	374	2,900	12,874	15,774	1,569	1998 (Note 4)
St. Charles Towne Plaza, Waldorf, MD	27,958	8,779	18,993	0	386	8,779	19,379	28,158	5,428	1987
Shops at North East Mall, The, Hurst, TX	0	12,541	28,177	402	9,685	12,943	37,862	50,805	4,854	1999
Teal Plaza, Lafayette, IN	0	99	878	0	2,928	99	3,806	3,905	1,001	1962
Terrace at The Florida Mall, Orlando, FL	4,688	2,150	7,623	0	130	2,150	7,753	9,903	1,161	1996 (Note 4)
Tippecanoe Plaza, Lafayette, IN	0	246	440	305	4,965	551	5,405	5,956	1,767	1974
University Center, Mishawaka, IN	0	2,388	5,214	0	815	2,388	6,029	8,417	5,795	1996 (Note 4)
Wabash Village, West Lafayette, IN	0	0	976	0	247	0	1,223	1,223	554	1970
Washington Plaza, Indianapolis, IN	0	941	1,697	0	177	941	1,874	2,815	1,764	1996 (Note 4)
Waterford Lakes, Orlando, FL	68,000	8,679	72,836	0	6,722	8,679	79,558	88,237	10,016	1999
West Ridge Plaza, Topeka, KS	5,631	1,491	4,560	0	1,229	1,491	5,789	7,280	1,432	1988
White Oaks Plaza, Springfield, IL	17,183	3,169	14,267	0	687	3,169	14,954	18,123	3,752	1986
Office, Mixed-Use Properties
Copley Place, Boston, MA	183,537	147	378,876	0	1,621	147	380,497	380,644	4,038	2002 (Note 4)
New Orleans Centre/CNG Tower, New Orleans, LA	0	3,493	41,222	0	12,771	3,493	53,993	57,486	10,909	1996 (Note 4)
O Hare International Center, Rosemont, IL	0	125	60,287	0	12,692	125	72,979	73,104	27,936	1988
Riverway, Rosemont, IL	110,000	8,739	129,175	16	11,506	8,755	140,681	149,436	54,928	1991
Development Projects
Lakeline Village, Austin, TX	0	1,210	1,933	0	0	1,210	1,933	3,143	0
Rockaway Town Court, Rockaway, NJ	0	0	3,615	0	0	0	3,615	3,615	0
Other pre-development costs	0	12,792	6,121	0	0	12,792	6,121	18,913	0
Other	0	12,762	9,851	282	1,676	13,044	11,527	24,571	1,805

	$3,648,230	$1,930,494	$10,087,958	$97,791	$2,013,496	$2,028,285	$12,101,454	$14,129,739	$2,168,281

SIMON PROPERTY GROUP, INC.
NOTES TO SCHEDULE III AS OF DECEMBER 31, 2002
(Dollars in thousands)

(1)    Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2002, 2001, and 2000 are as follows (see also Note 5):

	2002	2001	2000
Balance, beginning of year	$13,095,005	$12,955,080	$12,727,786
Acquisitions and Consolidations	1,107,581	—	—
Improvements	208,257	245,660	344,098
Disposals and abandonments	(281,104)	(58,735)	(106,232)
Impairment Write-Down	—	(47,000)	(10,572)

Balance, close of year	$14,129,739	$13,095,005	$12,955,080

            The unaudited aggregate cost for Simon Property for federal income tax purposes as of December 31, 2002 was $9,365,667.

(2)    Reconciliation of Accumulated Depreciation

            The changes in accumulated depreciation and amortization for the years ended December 31, 2002, 2001, and 2000 are as follows (see also Note 5):

	2002	2001	2000
Balance, beginning of year	$1,827,140	$1,443,127	$1,071,941
Acquisitions and Consolidations	16,491	—	—
Depreciation expense	417,064	419,841	396,043
Disposals and abandonments	(92,414)	(35,828)	(24,857)

Balance, close of year	$2,168,281	$1,827,140	$1,443,127

            Depreciation of Simon Property's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

    •
    Buildings and Improvements — typically 35 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.
    •
    Tenant Inducements — shorter of lease term or useful life.

(3)
Initial cost represents net book value at December 20, 1993 except for acquired properties and new developments after December 20, 1993.

(4)
Not developed/constructed by Simon Property or its predecessors. The date of construction represents acquisition date.

(5)
Effective December 31, 2002, SPG Realty Consultants, Inc. was merged into Simon Property. Schedule III and related notes represent the combined entities for all periods presented.

INDEX TO EXHIBITS

Exhibits		Page
2.1	Purchase Agreement, dated as of January 12, 2002, among Rodamco North America, N.V., Westfield America Limited Partnership, Westfield Growth L.P., Simon Property Group, L.P, Hoosier Acquisition LLC, The Rouse Company and Terrapin Acquisition LLC. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Operating Partnership on May 20, 2002).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Registrant on October 9, 1998).
3.2	Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
3.3	Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q filed on November 15, 1999).
3.3a	Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1a of the Registrant's Form 10-Q filed on November 15, 1999).
3.4	Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-Q filed on November 15, 1999).
3.4a	Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2a of the Registrant's Form 10-Q filed on November 15, 1999).
3.5	Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series E Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.3 of the Registrant's Form 10-Q filed on November 15, 1999).
3.6	Certificate of Powers, Designations, Preferences and Rights of the 8-3/4% Series F Cumulative Redeemable Preferred Stock, $.0001 Par Value (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by the Registrant on May 9, 2001 (Reg. No. 333-60526)).
3.7	Certificate of Powers, Designations, Preferences and Rights of the 7.89% Series G Cumulative Step-Up Premium Rate Preferred Stock, $.0001 Par Value (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed by the Registrant on May 9, 2001 (Reg. No. 333-60526)).
9.1	Amended and Restated Voting Trust Agreement, Voting Agreement and Proxy between MSA, on the one hand, and Melvin Simon, Herbert Simon and David Simon, on the other hand (incorporated by reference to Exhibit 9.1 of the Registrant's Annual Report on Form 10-K for 2000).
10.1	Credit Agreement, dated as of April 16, 2002, among Simon Property Group, L.P., the Lenders named therein, the Co-Agents named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Operating Partnership on December 5, 2002).
10.2	Form of the Indemnity Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.7 of the Form S-4 filed by the Registrant on August 13, 1998 (Reg. No. 333-61399)).
10.3	Registration Rights Agreement, dated as of September 24, 1998, by and among the Registrant and the persons named therein. (incorporated by reference to Exhibit 4.4 of the Form 8-K filed by the Registrant on October 9, 1998).
10.4(a)	Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrants' Definitive Proxy Statement on Schedule 14A dated April 12, 2002).
10.5(a)	Form of Employment Agreement between Hans C. Mautner and the Companies (incorporated by reference to Exhibit 10.63 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399) ).
10.6(a)	Form of Incentive Stock Option Agreement between the Companies and Hans C. Mautner pursuant to the Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.59 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.7(a)	Form of Nonqualified Stock Option Agreement between the Registrant and Hans C. Mautner pursuant to the Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.61 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.8(a)	Employment Agreement between Hans C. Mautner and Simon Global Limited (incorporated by reference to Exhibit 10.10 of the 2000 Form 10-K filed by the Registrant).
10.9(a)	First Amendment to Employment Agreement Dated September 23, 1998 between Hans C. Mautner and the Registrant (incorporated by reference to Exhibit 10.11 of the 2000 Form 10-K filed by the Registrant).

10.10(a)	Employment Agreement between Richard S. Sokolov, the Registrant, and Simon Property Group Administrative Services Partnership, L.P. Dated March 26, 1996 (incorporated by reference to Exhibit 10.12 of the 2000 Form 10-K filed by the Registrant).
12.1	Statement regarding computation of ratios.
13.1	Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements of the Registrant as contained in the Registrant's 2002 Annual Report to Shareholders.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a of the Securities Act)
23.2	Consent of Ernst & Young LLP.
99.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sabarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sabarbanes-Oxley Act of 2002.

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
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS