Form 10-Q
period 2003-03-31
SIMON PROPERTY GROUP INC /DE/
filed 2003-05-09
CIK 1063761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES    ☒        NO    ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).            YES    ☒        NO    ☐

As of April 15, 2003 185,797,794 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding.

SIMON PROPERTY GROUP, INC.

FORM 10-Q

INDEX

		Page
Part I — Financial Information
Item 1.	Financial Statements
	Simon Property Group, Inc.:
	Balance Sheets as of March 31, 2003 and December 31, 2002	3
	Statements of Operations and Comprehensive Income for the three-month periods ended March 31, 2003 and 2002	4
	Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002	5
	Condensed Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Qualitative and Quantitative Disclosure About Market Risk	22
Item 4.	Controls and Procedures	22
Part II — Other Information
	Items 1 through 6.	23
Signatures		25
Certifications		26

Simon Property Group, Inc.
Unaudited Combined Balance Sheets
(Dollars in thousands, except share amounts)

	March 31, 2003	December 31, 2002
ASSETS:
Investment properties, at cost	$14,451,360	$14,249,615
Less — accumulated depreciation	2,287,543	2,222,242

	12,163,817	12,027,373
Cash and cash equivalents	406,941	397,129
Tenant receivables and accrued revenue, net	270,029	311,361
Notes and advances receivable from Management Company and affiliates	—	75,105
Investment in unconsolidated entities, at equity	1,589,560	1,665,654
Goodwill, net	37,212	37,212
Deferred costs, other assets, and minority interest, net	506,631	390,668

Total assets	$14,974,190	$14,904,502

LIABILITIES:
Mortgages and other indebtedness	$9,803,899	$9,546,081
Accounts payable, accrued expenses, and deferred revenues	551,254	624,505
Cash distributions and losses in partnerships and joint ventures, at equity	14,017	13,898
Other liabilities, minority interest and accrued dividends	169,172	228,508

Total liabilities	10,538,342	10,412,992

COMMITMENTS AND CONTINGENCIES (Note 8)
LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIP	819,539	872,925
LIMITED PARTNERS' PREFERRED INTEREST IN THE OPERATING PARTNERSHIP	150,852	150,852
SHAREHOLDERS' EQUITY:
CAPITAL STOCK (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock (Note 7)):
All series of preferred stock, 100,000,000 shares authorized, 16,830,057 issued and outstanding. Liquidation value $858,006.	814,373	814,254
Common stock, $.0001 par value, 400,000,000 shares authorized, 187,858,799 and 184,438,095 issued, respectively	19	18
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000 issued and outstanding	1	1
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,731,592	3,686,161
Accumulated deficit	(1,014,440)	(961,338)
Accumulated other comprehensive income	6,654	(8,109)
Unamortized restricted stock award	(20,224)	(10,736)
Common stock held in treasury at cost, 2,098,555 shares	(52,518)	(52,518)

Total shareholders' equity	3,465,457	3,467,733

	$14,974,190	$14,904,502

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Combined Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2003	2002
REVENUE:
Minimum rent	$335,798	$309,145
Overage rent	8,103	8,276
Tenant reimbursements	163,236	150,029
Management fees and other revenues	18,826	—
Other income	21,827	27,497

Total revenue	547,790	494,947

EXPENSES:
Property operating	80,598	73,214
Depreciation and amortization	123,767	110,715
Real estate taxes	53,423	52,213
Repairs and maintenance	23,265	17,823
Advertising and promotion	11,672	10,791
Provision for credit losses	4,566	3,202
Home and regional office costs	18,753	12,553
General and administrative	3,055	623
Other	6,867	12,372

Total operating expenses	325,966	293,506

OPERATING INCOME	221,824	201,441
Interest expense	151,365	147,862

Income before minority interest	70,459	53,579
Minority interest	(1,833)	(2,588)
Gain on sales of assets (Note 9)	4,275	—
Income tax expense of taxable REIT subsidiaries	(1,963)	—

Income before unconsolidated entities	70,938	50,991
Loss from MerchantWired, LLC, net (Note 5)	—	(8,271)
Income from other unconsolidated entities	21,380	17,705

Income before allocation to limited partners	92,318	60,425
LESS:
Limited partners' interest in the Operating Partnership	18,661	11,085
Preferred distributions of the Operating Partnership	2,835	2,835

NET INCOME	70,822	46,505
Preferred dividends	(15,682)	(16,499)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$55,140	$30,006

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income	$0.29	$0.17

Net Income	$70,822	$46,505
Unrealized gain (loss) on interest rate hedge agreements	15,544	(380)
Net (income) losses on derivative instruments reclassified from accumulated other
comprehensive income into interest expense	(1,420)	1,691
Other	639	9

Comprehensive Income	$85,585	$47,825

Simon Property Group, Inc.
Unaudited Combined Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,822	$46,505
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	126,847	114,022
Gain on sales of assets	(4,275)	—
Limited partners' interest in the Operating Partnership	18,661	11,085
Preferred distributions of the Operating Partnership	2,835	2,835
Straight-line rent	(1,081)	(527)
Minority interest	1,833	2,588
Minority interest distributions	(1,318)	(2,664)
Equity in income of unconsolidated entities	(21,380)	(9,434)
Distributions of income from unconsolidated entities	15,374	17,821
Changes in assets and liabilities —
Tenant receivables and accrued revenue	67,806	53,503
Deferred costs and other assets	(36,235)	(15,489)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(181,859)	(120,721)

Net cash provided by operating activities	58,030	99,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(174,394)	—
Capital expenditures, net	(60,439)	(29,908)
Cash from consolidation of the Management Company	48,910	—
Net proceeds from sale of assets and partnership interests	31,785	2,843
Investments in unconsolidated entities	(19,951)	(5,399)
Distributions of capital from unconsolidated entities	24,207	62,422
Notes and advances to Management Company and affiliate	—	(110)

Net cash provided by (used in) investing activities	(149,882)	29,848

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock, net	830	8,110
Minority interest contributions	—	392
Preferred distributions of the Operating Partnership	(2,835)	(2,835)
Preferred dividends and distributions to shareholders	(127,242)	(89,582)
Distributions to limited partners	(38,239)	(33,563)
Mortgage and other note proceeds, net of transaction costs	778,776	433,378
Mortgage and other note principal payments	(509,626)	(461,771)

Net cash provided by (used in) financing activities	101,664	(145,871)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,812	(16,499)
CASH AND CASH EQUIVALENTS, beginning of period	397,129	259,760

CASH AND CASH EQUIVALENTS, end of period	$406,941	$243,261

The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, INC.

Condensed Notes to Unaudited Financial Statements

(Dollars in thousands, except share and per share amounts and where indicated as in millions or billions)

1.    Organization

            Simon Property Group, Inc. ("Simon Property") is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust ("REIT"). Simon Property Group, L.P. (the "Operating Partnership") is a majority-owned partnership subsidiary of Simon Property that owns all but one of our real estate properties. In these notes to unaudited financial statements, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership, and their subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of March 31, 2003, we owned or held an interest in 242 income-producing properties in the United States, which consisted of 170 regional malls, 67 community shopping centers, and five office and mixed-use properties in 36 states (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties whose operating income includes two or more significant retail, office, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in other real estate assets and ownership interests in nine retail real estate properties operating in Europe and Canada.

            M.S. Management Associates, Inc. (the "Management Company") provides leasing, management, and development services as well as project management accounting, legal, marketing, and management information system services to most of the Properties. In addition, insurance subsidiaries of the Management Company reinsure the self-insured retention portion of our general liability and workers' compensation programs. Third party providers provide coverage above the insurance subsidiaries' limits.

  Structural Simplification

            On December 31 2002, we continued to simplify our organizational structure by merging SPG Realty Consultants, Inc. ("SPG Realty") into Simon Property, ending the "paired share" REIT structure resulting from our combination with Corporate Property Investors, Inc. All of the outstanding stock of SPG Realty was previously held in trust for the benefit of the holders of common stock of Simon Property. As a result of the merger, our stockholders who were previously the beneficial owners of the SPG Realty stock are now, by virtue of their ownership of our common stock, the owners of the assets and operations formerly owned or conducted by SPG Realty. Note 2 describes the basis of presentation of the accompanying financial statements.

            On January 1, 2003, the Operating Partnership acquired all of the remaining equity interests of the Management Company from three Simon family members for a total purchase price of $425, which was equal to the appraised value of the interests as determined by an independent third party. The acquisition was approved by our independent directors. As a result, the Management Company is now a wholly owned consolidated taxable REIT subsidiary ("TRS") of the Operating Partnership.

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

            The accompanying unaudited financial statements of Simon Property include Simon Property and its subsidiaries. Simon Property and SPG Realty were entities under common control during 2002 and, accordingly, we accounted for the merger of SPG Realty into Simon Property on December 31, 2002 similar to a pooling of interests. The assets, liabilities, revenues and expenses of SPG Realty have been combined with Simon Property at their historical amounts. The accompanying unaudited balance sheets and related disclosures in these notes to financial statements represent the merged balance sheet of Simon Property as of December 31, 2002. In addition, the statements of operations and comprehensive income, statements of cash flows, and related disclosures in these notes to financial statements for the three-months ended March 31, 2002 represent the combined results of Simon Property and SPG Realty.

            In our opinion, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. We eliminated all significant intercompany amounts. The results for the interim period ended March 31, 2003 are not necessarily indicative of the results to be obtained for the full fiscal year. We prepared these unaudited financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2002.

            As of March 31, 2003, of our 242 Properties we consolidated 160 wholly-owned Properties and 14 less than wholly owned Properties which we control, and we accounted for 68 Properties using the equity method. We manage the day-to-day operations of 59 of the 68 equity method Properties.

            We allocate net operating results of the Operating Partnership after preferred distributions based on the general partners', Simon Property's (and formerly SPG Realty's), and the limited partners' respective ownership interests. Our weighted average direct and indirect ownership interest in the Operating Partnership was as follows:

For the three months ended March 31,
2003	2002
74.8%	72.9%

            Simon Property's direct and indirect ownership interests in the Operating Partnership at March 31, 2003 was 75.5% and at December 31, 2002 was 74.3%.

            Preferred distributions of the Operating Partnership in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units. We made certain reclassifications of prior period amounts in the financial statements to conform to the 2003 presentation. As a result of the consolidation of the Management Company, we have elected to present "management fees and other revenues" as separate revenue captions. In 2002, "home and regional office costs" and "general and administrative expense" incurred related to consolidated Properties was included in "Property operating expense". Effective with the consolidation of the Management Company, these expenses included in Property operating expenses through March 31, 2002 have been reclassified to conform with the current year presentation. "Home and regional office costs" include salary and benefits, office rent, office expenses and information services expenses incurred in our home office and regional offices. "General and administrative expense" represents the costs of operating as a public company and includes such items as stock exchange fees, public and investor relations expenses, certain executive officers' compensation expenses, audit fees, and legal fees.

3.    Per Share Data

            We determine basic earnings per share on the weighted average number of shares of common stock outstanding during the period. We determine diluted earnings per share on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all dilutive potential common shares were converted into shares at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per share. The effect of dilutive securities amounts presented in the reconciliation below represent the common shareholders' pro rata share of the respective line items in the statements of operations.

	For the Three Months Ended March 31,
	2003	2002
Common Shareholders' share of:
Net Income available to Common Shareholders — Basic	$55,140	$30,006
Effect of dilutive securities:
Impact to General Partner's interest in Operating Partnership from all dilutive securities and options	50	28

Net Income available to Common Shareholders — Diluted	$55,190	$30,034

Weighted Average Shares Outstanding — Basic	187,070,456	173,946,083
Effect of stock options	674,369	582,718

Weighted Average Shares Outstanding — Diluted	187,744,825	174,528,801

            Potentially dilutive securities include the Series B convertible preferred stock, certain preferred units of limited partnership interest of the Operating Partnership, and the units of limited partnership interest ("Units") in the Operating Partnership, none of which had a dilutive effect in any period presented.

4.    Cash and Cash Flow Information

            Our balance of cash and cash equivalents as of March 31, 2003 included $74.9 million and as of December 31, 2002 included $171.2 million related to our gift certificate program, which we do not consider available for general working capital purposes. See Note 1 for information about non-cash transactions during the three months ended March 31, 2003 and March 31, 2002.

5.    Investment in Unconsolidated Entities

Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance certain properties and to diversify our risk in a particular asset or trade area. We may also use joint ventures in the development of new properties. We held joint venture ownership interests in 68 Properties as of March 31, 2003 and as of December 31, 2002. As discussed in Note 2, since we do not fully control these joint venture Properties, accounting principles generally accepted in the United States require that we account for these Properties on the equity method. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partner in these joint ventures may initiate these provisions at any time, which will result in either the use of available cash or borrowings to acquire or dispose of the partnership interest.

            Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated, when we have acquired an additional interest in a joint venture and have as a result, gained control of the Property. These line items include "Discontinued Joint Venture Interests" to present comparative results of operations for those joint venture interests held as of March 31, 2003.

BALANCE SHEETS	March 31, 2003	December 31, 2002
Assets:
Investment properties, at cost	$8,543,743	$8,160,065
Less — accumulated depreciation	1,417,964	1,327,751

	7,125,779	6,832,314

Cash and cash equivalents	238,461	199,634
Tenant receivables	190,848	199,675
Investment in unconsolidated entities	12,242	6,966
Other assets	183,237	190,561

Total assets	$7,750,567	$7,429,150

Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,532,646	$5,306,465
Accounts payable and accrued expenses	227,335	289,793
Other liabilities	79,171	66,090

Total liabilities	5,839,152	5,662,348
Preferred Units	125,000	125,000
Partners' equity	1,786,415	1,641,802

Total liabilities and partners' equity	$7,750,567	$7,429,150

Our Share of:
Total assets	$3,180,290	$3,123,011

Partners' equity	$747,995	$724,511
Add: Excess Investment, net	827,548	831,728

Our net Investment in Joint Ventures	$1,575,543	$1,556,239

Mortgages and other notes payable	$2,310,541	$2,279,609

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net asset of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities.

	For the Three Months Ended March 31,
STATEMENTS OF OPERATIONS	2003	2002
Revenue:
Minimum rent	$211,978	$177,674
Overage rent	5,431	4,614
Tenant reimbursements	109,451	85,689
Other income	30,494	10,218

Total revenue	357,354	278,195
Operating Expenses:
Property operating	59,676	47,220
Depreciation and amortization	62,036	52,924
Real estate taxes	36,422	30,192
Repairs and maintenance	19,412	11,722
Advertising and promotion	8,366	7,013
Provision for credit losses	2,744	1,436
Other	17,257	5,638

Total operating expenses	205,913	156,145

Operating Income	151,441	122,050
Interest Expense	87,478	75,747

Income Before Minority Interest and Unconsolidated Entities	63,963	46,303
Income from unconsolidated entities	2,294	—
Minority interest	(92)	—

Income From Continuing Operations	66,165	46,303
Income from Discontinued Joint Venture Interests	—	8,128

Net Income	$66,165	$54,431

Third-Party Investors' Share of Net Income	$39,323	$32,226

Our Share of Net Income	26,842	22,205
Amortization of Excess Investment	5,462	5,773

Income from Unconsolidated Entities	$21,380	$16,432

Management Company

            As previously mentioned, we consolidated the Management Company effective January 1, 2003. Therefore, the unaudited balance sheet as of March 31, 2003 and the unaudited statements of operations and comprehensive income, and statements of cash flows for the period ended March 31, 2003 include the balance sheet and results of operations of the Management Company. Revenues of the Management Company, after intercompany eliminations, consist primarily of management fee revenues earned and are typically based upon the revenues of the property being managed. Substantially all of these revenues are derived from the management of unconsolidated joint venture Properties. We consolidated the Management Company as of January 1, 2003 at historical book values because the transaction occurred with the initial sponsors of Simon Property. The assets of the Management Company of approximately $200 million, after intercompany eliminations, consist primarily of the investments of its insurance subsidiaries, investments in unconsolidated entities, a net deferred tax asset, and fixed assets. The liabilities of the Management Company of approximately $50 million, after intercompany eliminations, consist primarily of the reserves of its insurance subsidiaries and accounts payable and accrued expenses.

            Through December 31, 2002, we accounted for our interest in the Management Company under the equity method of accounting. Our net investment in the Management Company, excluded from the tables above, was $95.5 million as of December 31, 2002. Our share of the Management Company's consolidated net loss including MerchantWired LLC's (a discontinued joint venture) net loss after intercompany profit eliminations during the three month period ended March 31, 2002 is presented below:

Our share of:
Management Company income excluding losses from MerchantWired LLC	$1,273
Losses from MerchantWired LLC	(8,271)

Total net loss	$(6,998)

            The losses from MerchantWired LLC presented above and in the accompanying combined statements of operations and comprehensive income for the three months ended March 31, 2002 include our indirect share of the operating losses of MerchantWired LLC of $8.3 million, after a tax benefit of $5.1 million. The operating losses include our share of an impairment charge of $4.2 million, after tax.

6.    Debt

            On March 18, 2003, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 5.11%. The first tranche is $300.0 million at a fixed interest rate of 4.875% due March 18, 2010 and the second tranche is $200.0 million at a fixed interest rate of 5.45% due March 15, 2013. The net proceeds from this offering were $498.7 million of which $440.0 million was used to reduce borrowings on our $1.25 billion unsecured credit facility (the "Credit Facility"). We agreed to use our reasonable best efforts to file and have declared effective a registration statement under the Securities Act of 1933 relating to an offer to exchange the notes of each series for registered notes with substantially identical economic terms. If we do not complete the exchange offer within 180 days after the issuance of the notes, the interest rates on the notes will be increased by 0.50% per year.

            On April 1, 2003, we paid off $100.0 million of 7.05% unsecured notes that matured on that date with the remaining portion of the proceeds from the senior unsecured notes mentioned above and available working capital.

7.    Shareholders' Equity

            On January 22, 2003, three limited partners exchanged a total of 13,469 Units for 13,469 shares of common stock. On February 19, 2003, two limited partners exchanged a total of 2,867,342 Units for 2,867,342 shares of common stock.

            On February 13, 2003, 364,405 shares of restricted stock were awarded under The Simon Property Group 1998 Stock Incentive Plan at a value of $33.20 per share. The fair market value of the restricted stock awarded has been deferred and is being amortized over the four year vesting period.

            We issued 178,989 shares of common stock related to employee stock options exercised during the first three months of 2003. We used the net proceeds from the option exercises of approximately $4.3 million for general working capital purposes.

8.    Commitments and Contingencies

  Litigation

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the Operating Partnership and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant in connection with the sale to Teachers. Although the Complaint seeks unspecified damages, Triple Five has submitted a report of a purported expert witness that attempts to quantify its damages at between approximately $80 million and $160 million. On August 12, 2002, the court granted in part and denied in part motions for partial summary judgment filed by the parties. The court has scheduled a trial date of June 2, 2003. Given that the case is still in the pre-trial stage, it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any. We believe that the Triple Five litigation will not have a material adverse effect on our financial position or results of operations. In connection with the financing, the Operating Partnership agreed to indemnify the mortgage loan lenders and other nonparties to the litigation for certain costs, including litigation expenses and damages.

            We are currently not subject to any other material litigation other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations.

  Guarantee of Indebtedness

            Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of March 31, 2003, we have guaranteed or have provided letters of credit to support $66.8 million of our total $2.3 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the mortgage. The mortgages guaranteed are secured by the property of the joint venture partnership and could be sold in order to satisfy the outstanding obligation.

  Taubman Centers, Inc. Tender Offer

            On December 5, 2002, Simon Property Acquisitions, Inc., our wholly-owned subsidiary, commenced a tender offer to acquire all of the outstanding shares of Taubman Centers, Inc. at a price of $18.00 per share in cash. On January 15, 2003, Westfield America, Inc., the U.S. subsidiary of Westfield America Trust, joined our tender offer and we jointly increased the tender offer to $20.00 per share in cash. As of February 14, 2003 and March, 28, 2003, a total of 44,135,107 and 40,302,385 of the 52,207,756 common shares outstanding of Taubman Centers, Inc., were tendered into the offer, respectively. The expiration date of the tender offer has been extended to May 30, 2003. We have deferred $7.2 million, net, in acquisition costs related to this acquisition. If we are unsuccessful in our efforts, these costs will be expensed.

9.    Real Estate Dispositions and Acquisitions

            On January 11, 2003, the minority limited partner in The Forum Shops at Caesars in Las Vegas, NV initiated the buy/sell provision of the partnership agreement. On March 14, 2003, we purchased this interest for $174.0 million in cash and assumed the minority limited partner's $74.2 million share of debt, and other partnership liabilities. We funded this purchase with borrowings on our Credit Facility. We recorded minority interest expense relating to the minority limited partner's share of the results of operations of The Forum Shops at Caesars through March 14, 2003.

            On January 9, 2003, we continued our disposition activities with the sale of four non-core Properties. These Properties consisted of Richmond Square, Mounds Mall, Mounds Mall Cinema, and Memorial Mall. We sold these Properties for $31.8 million and we recorded a net gain of $4.3 million.

            On April 29, 2003, we sold Forest Village Park Mall, another non-core Property, for $20.5 million and which resulted in a gain.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this quarterly report on Form 10-Q. Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties incidental to the ownership and operation of commercial real estate include, but are not limited to: national, international, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, maintenance of REIT status, the availability of financing, and changes in market rates of interest. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

            Simon Property Group, Inc. ("Simon Property") is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust ("REIT"). Simon Property Group, L.P. (the "Operating Partnership") is a majority-owned partnership subsidiary of Simon Property that owns all but one of our real estate properties. In this discussion, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership, and their subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of March 31, 2003, we owned or held an interest in 242 income-producing properties in the United States, which consisted of 170 regional malls, 67 community shopping centers, and five office and mixed-use properties in 36 states (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties whose operating income includes two or more significant retail, office, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in other real estate assets and ownership interests in nine retail real estate properties operating in Europe and Canada.

            We generate the majority of our revenues from leases with retail tenants including:

  •
  Base minimum rents and cart and kiosk rentals,
  •
  Overage and percentage rents based on tenants' sales volume, and
  •
  Recoveries of substantially all of our recoverable expenditures, which consist of property operating, real estate tax, repairs and maintenance, and advertising and promotional expenditures.

            Revenues of the Management Company, after intercompany eliminations, consist primarily of management fees that are typically based upon the revenues of the property being managed. We also generate revenues due to our size and tenant relationships from the following:

  •
  Simon Brand Ventures ("Simon Brand") that pursues mall marketing initiatives, including the sale of gift certificates and gift cards. We have completed the roll-out of our Simon Gift Card program to over 75 regional malls as of March 31, 2003 and are completing the roll-out to a total of approximately 150 of our regional malls in 2003.
  •
  Consumer focused strategic corporate alliances that Simon Brand enters into with third parties.
  •
  Simon Business Network ("Simon Business") that offers property operating services to our tenants and others resulting from its relationships with vendors.

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

Operational Overview

            Our core business remained strong during the first quarter of 2003. Regional mall occupancy increased 80 basis points to 91.7% as of March 31, 2003 from 90.9% as of March 31, 2002. Regional mall average base rents increased 6.0% to $31.28 per square foot ("psf") as of March 31, 2003 from $29.51 psf as of March 31, 2002. Our regional mall leasing spreads during the first quarter were $12.26 psf as of March 31, 2003 compared to $6.60 psf as of March 31, 2002. The regional mall leasing spread for 2003 includes new store leases signed at an average of $45.57 psf initial base rents as compared to $33.31 psf for store leases terminating or expiring in the same period. We anticipate that the leasing spreads will normalize by December 31, 2003 to be in line with historical leasing spreads. Our same store leasing spread was $8.67 or a 22.8% growth rate. This leasing spread is calculated based upon the difference between the opening and terminating or expiring rents psf for each individual space leased during the current period for spaces that have been occupied during the last 24 months. Regional mall comparable sales psf increased 1.8% to $390 psf as of March 31, 2003, from $383 as of March 31, 2002, despite the weak overall economy.

            During the first quarter of 2003, we also continued to realize the benefits of the acquisitions we made during 2002. These acquisitions added $41.0 million to our 2003 consolidated total revenues, $11.0 million to our 2003 consolidated operating income, and $4.4 million to our 2003 income from unconsolidated entities. In addition, on March 14, 2003 we purchased the remaining ownership interest in The Forum Shops at Caesars in Las Vegas, NV from the minority limited partner in this Property who initiated the buy/sell provision of the partnership agreement. We funded this purchase with borrowings on our $1.25 billion unsecured credit facility (the "Credit Facility").

            We also took advantage of the continuing low long-term interest environment by issuing $500.0 million of unsecured notes on March 18, 2003 at a weighted average fixed interest rate of 5.11%. In connection with this offering we entered into interest rate lock agreements. After including the impact of these hedging activities the all-in blended effective rate for this offering was 4.88%. We used the net proceeds of $498.7 million primarily to reduce borrowings on our Credit Facility.

            We expect our overall Portfolio performance will be stable in 2003 as we expect to maintain similar leasing spreads, maintain or increase occupancy, and increase average base rents psf.

            The Portfolio data as discussed in this operational overview includes some of the key operating statistics for our regional malls that we believe are necessary to understand our business. The Portfolio data includes occupancy, average base rents psf, leasing spreads, and comparable sales psf. Operating statistics give effect to newly acquired Properties beginning in the year of acquisition and do not include those Properties located outside of the United States. This operational overview is subject to the more detailed descriptions of our operations appearing elsewhere in this report.

Results of Operations

            The following acquisitions, dispositions, and openings affected our consolidated results of operations in the comparative periods:

  •
  On January 9, 2003, we sold a portfolio of four non-core Properties.
  •
  On May 3, 2002, we completed the Rodamco acquisition which added five new consolidated partnership interests.
  •
  On July 19, 2002, we acquired the remaining ownership interest in Copley Place that resulted in our consolidation of this Property. Our initial joint venture partnership interest was acquired as part of the Rodamco acquisition.
  •
  During 2002, we sold seven of our nine assets that were held for sale as of December 31, 2001. We also sold two other non-core assets in the fourth quarter of 2002

            The following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

  •
  On May 3, 2002, we completed the Rodamco acquisition which added six new joint venture partnership interests during the period, including our initial interest in Copley Place.
  •
  On May 31, 2002, we sold our interests in our five value oriented super-regional malls to Mills Corporation.
  •
  On April 1, 2002, we sold our interest in Orlando Premium Outlets.

            The transactions noted above are collectively referred to as the "Property Transactions". In the following discussions of our results of operations "comparable" refers to Properties open and operating throughout both the current and prior three-month periods.

            In addition to the Property Transactions, on January 1, 2003, the Operating Partnership acquired all of the remaining equity interests of the Management Company from three Simon family members. The Management Company was previously accounted for using the equity method during the three-months ended March 31, 2002. The Management Company is now consolidated, therefore, its revenues and expenses are included in the accompanying unaudited combined statement of operations and comprehensive income for the three-months ended March 31, 2003. On March 14, 2003, we purchased the remaining ownership interest in The Forum Shops at Caesars in Las Vegas, NV, which impacted our minority interest expense.

  Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

            Minimum rents, excluding rents from our consolidated Simon Brand Ventures ("Simon Brand") and Simon Business Network ("Simon Business") initiatives, increased $26.1 million during the period. The net effect of the Property Transactions increased these rents $18.1 million. Comparable rents increased $8.0 million due to leasing of space at higher rents and increased occupancy, resulting in an increase in base rents of $6.9 million, and an increase in temporary tenant income of $1.1 million primarily due to increased rents from kiosks. The Management Company recorded fee revenues of $13.2 million and insurance premium revenues of $5.6 million. Substantially all of the Management Company revenues are management, leasing, development fees, and insurance premium revenues received from unconsolidated joint venture Properties. Total other income, excluding Simon Brand and Simon Business initiatives, decreased $9.4 million. The impact of the consolidation of the Management Company also includes the elimination of consolidated intercompany interest and dividend income of $3.3 million received from the Management Company previously recorded in other income in 2002. In addition, lease settlements decreased by $3.1 million and outlot land sales decreased by $3.7 million during the comparative period.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $4.3 million to $18.5 million from $14.2 million. This increase includes a net $2.1 million increase primarily from parking services included in the Property Transactions and a $2.2 million increase in revenues from our gift certificates and gift card programs. The increase in tenant reimbursements resulted from the Property Transactions and increased recoverable expenditures.

            Depreciation and amortization expenses increased $13.1 million primarily due to the net effect of the Property Transactions. Other expenses decreased $5.5 million resulting from our recording $5.4 million in other expense in 2002 for the fair value and transaction costs of our Euro collar hedge which we executed in connection with the Rodamco acquisition. In total, the consolidation of the Management Company added $9.5 million of total operating expenses in 2003 and which is the primary reason for the increase in home office and regional office costs and general and administrative expenses.

            Interest expense increased $3.5 million and is the result of increased average borrowings as a result of the funding of and assumption of consolidated Property level debt as part of the Rodamco acquisition. These increases were offset by an overall decrease in weighted average interest rates as a result of our refinancing activity over the past year and lower variable interest rate levels.

            On January 9, 2003, we continued our disposition activities with the sale of a portfolio of four non-core Properties for $31.8 million which resulted in a net gain of $4.3 million.

            Income from unconsolidated entities increased $3.7 million during the comparative periods. Income from unconsolidated partnerships and joint ventures increased $4.9 million resulting from the Rodamco acquisition but was offset by the loss of income due to the sale of our interests in the Mills Properties and Orlando Premium Outlets. In 2002, income from unconsolidated entities included income from the Management Company of $1.3 million. Losses from MerchantWired LLC, a discontinued joint venture, in 2002 included our indirect share of the operating losses of MerchantWired LLC of $8.3 million, after a tax benefit of $5.1 million. The operating losses of MerchantWired LLC included our share of an impairment charge of $4.2 million, after tax. The Management Company wrote off its investment in MerchantWired LLC in June 2002. The impact to net income for the results of operations of the Management Company, excluding the losses of MerchantWired LLC, in the comparative periods was an increase of approximately $4.6 million due to increased management fees, leasing fees and capitalized development costs.

Liquidity and Capital Resources

            Our liquidity is derived primarily from our leases that generate positive net cash flow from operations and distributions from unconsolidated entities. Our balance of cash and cash equivalents increased $9.8 million to $406.9 million as of March 31, 2003, including a balance of $74.9 million related to our gift certificate program, which we do not consider available for general working capital purposes.

            Another source of liquidity is our Credit Facility, which provides flexibility as our cash needs vary from time to time. On March 31, 2003, the Credit Facility had available borrowing capacity of $1.1 billion net of outstanding borrowings of $75.0 million and letters of credit of $26.2 million. The Credit Facility bears interest at LIBOR plus 65 basis points with an additional 15 basis point facility fee on the entire $1.25 billion facility and provides for variable grid pricing based upon our corporate credit rating. The Credit Facility has an initial maturity of April, 2005, with an additional one-year extension available at our option. We and the Operating Partnership also have access to public equity and long term unsecured debt markets. Finally, we have access to private equity from institutional investors at the Property level. Our current senior unsecured debt ratings are Baa2 by Moody's Investors Service and BBB by Standard & Poor's and our current corporate rating is BBB+ by Standard & Poor's.

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $82.2 million and we consolidated $48.9 million of cash from the acquisition of the remaining ownership interests in the Management Company. In addition, we received $31.8 million in connection with the sale of four non-core Properties. Finally, we had net proceeds from all of our debt financing and repayment activities of $269.2 million which we used primarily to fund our $174.0 million acquisition of the remaining ownership interest in The Forum Shops at Caesars in Las Vegas, NV. We also:

  •
  paid shareholder dividends and unitholder distributions totaling $149.8 million,
  •
  paid preferred stock dividends and preferred unit distributions totaling $18.5 million,
  •
  funded consolidated capital expenditures of $60.4 million. These capital expenditures include development costs of $6.2 million, renovation and expansion costs of $43.6 million and tenant costs and other operational capital expenditures of $10.6 million, and
  •
  funded investments in unconsolidated entities of $20.0 million of which $14.8 million was used to fund new developments, redevelopments, and other capital expenditures.

            In general, we anticipate that cash generated from operations will be sufficient in 2003, as well as on a long-term basis, to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to shareholders necessary to maintain our REIT qualification. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operating performance and working capital reserves,
  •
  borrowings on our Credit Facility,
  •
  additional secured or unsecured debt financing, or
  •
  additional equity raised in the public or private markets

  Financing and Debt

            Unsecured Financing.    On March 18, 2003, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 5.11%. The first tranche is $300.0 million at a fixed interest rate of 4.875% due March 18, 2010 and the second tranche is $200.0 million at a fixed interest rate of 5.45% due March 15, 2013. We used the net proceeds of $498.7 million primarily to reduce borrowings on our Credit Facility. We agreed to use our reasonable best efforts to file and have declared effective a registration statement under the Securities Act of 1933 relating to an offer to exchange the notes of each series for registered notes with substantially identical economic terms. If we do not complete the exchange offer within 180 days after the issuance of the notes, the interest rates on the notes will be increased by 0.50% per year.

            Credit Facility.    During the first quarter of 2003, the maximum amount outstanding under the Credit Facility was $515.0 million and the weighted average amount outstanding was $294.8 million. The weighted average interest rate was 1.97% for the period ended March 31, 2003.

            Summary of Financing.    Our consolidated debt adjusted to reflect outstanding derivative instruments consisted of the following:

Debt Subject to	Adjusted Balance as of March 31, 2003	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2002	Effective Weighted Average Interest Rate
Fixed Rate	$8,429,161	6.71%	$7,941,122	6.81%
Variable Rate	1,374,738	3.71%	1,604,959	3.58%

	$9,803,899	6.29%	$9,546,081	6.27%

            As of March 31, 2003, we had interest rate cap protection agreements on $296.9 million of consolidated variable rate debt. We had interest rate protection agreements effectively converting variable rate debt to fixed rate debt on $162.2 million of consolidated variable rate debt. In addition, we hold $400.0 million of notional amount fixed rate swap agreements that have a weighted average pay rate of 1.55% and a weighted average receive rate of 1.35% at March 31, 2003 which mature in June and December 2003. We also hold $675.0 million of notional amount variable rate swap agreements that have a weighted average pay rate of 1.26% and a weighted average receive rate of 3.33% at March 31, 2003 which mature in June 2003 and February 2004. As of March 31, 2003, the net effect of these agreements effectively converted $112.8 million of fixed rate debt to variable rate debt. As of December 31, 2002, the net effect of these agreements effectively converted $112.7 million of fixed rate debt to variable rate debt.

            The following table summarizes the material aspects of our future obligations as of March 31, 2003:

	2003	2004 - 2005	2006 - 2008	After 2008	Total
Long Term Debt
Consolidated (1)	$937,049	$2,508,153	$2,872,977	$3,464,165	$9,782,344

Pro rata share of Long Term Debt:
Consolidated (2)	$936,726	$2,507,036	$2,826,616	$3,445,245	$9,715,623
Joint Ventures (2)	146,833	518,295	813,654	827,932	2,306,714

Total Pro Rata Share of Long Term Debt	1,083,559	3,025,331	3,640,270	4,273,177	12,022,337
Ground Lease commitments	5,756	15,156	23,133	498,329	542,374

Total	$1,089,315	$3,040,487	$3,663,403	$4,771,506	$12,564,711

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps of $21,555.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

            We expect to meet our 2003 maturities through refinancings, the issuance of new debt securities or borrowings on the Credit Facility. We expect to meet all future long term obligations. Specific financing decisions, however, will be made based upon market rates, property values, and our desired capital structure at the maturity date of each transaction. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of March 31, 2003, we have guaranteed or have provided letters of credit to support $66.8 million of our total $2.3 billion share of joint venture mortgage and other indebtedness presented in the table above.

  Dividends and Distributions

            On February 5, 2003, our Board of Directors approved an increase in the annual dividend rate and the distribution rate of the Operating Partnership to $2.40 per share. The Board of Directors declared and we paid a common stock dividend of $0.60 per share in the first quarter of 2003. We are required to make dividends to maintain our status as a REIT. Our dividends and limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future dividends and the distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT.

  Acquisitions and Dispositions

            Acquisitions.    Acquisition activity is a component of our growth strategy. We selectively acquire individual properties or portfolios of properties, focusing on quality retail real estate. We review and evaluate a limited number of acquisition opportunities as part of this strategy. The minority limited partner in The Forum Shops at Caesars in Las Vegas, NV initiated the buy/sell provision of the partnership agreement. On March 14, 2003, we purchased this interest for $174.0 million in cash and assumed the minority limited partner's $74.2 million share of debt, and other partnership liabilities. We expect this transaction to provide increased net income and cash flow in 2003 and future periods.

            Buy/sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in regional mall properties. Partners in our joint ventures may initiate these provisions at any time and if we determine it is in our shareholders' best interests for us to purchase the joint venture interest, we believe we currently have adequate liquidity to execute the purchases of the interests without hindering our cash flows or liquidity. Should we decide to sell any of our joint venture interests, we would expect to use the net proceeds from sale to reduce outstanding indebtedness.

            On December 5, 2002, Simon Property Acquisitions, Inc., our wholly-owned subsidiary, commenced a tender offer to acquire all of the outstanding shares of Taubman Centers, Inc. at a price of $18.00 per share in cash. On January 15, 2003, Westfield America, Inc., the U.S. subsidiary of Westfield America Trust, joined our tender offer and we jointly increased the tender offer to $20.00 per share in cash. As of February 14, 2003 and March 28, 2003, a total of 44,135,107 and 40,302,385 of the 52,207,756 common shares outstanding of Taubman Centers, Inc., were tendered into the offer, respectively. The expiration date of the tender offer has been extended to May 30, 2003. We believe we have adequate liquidity to complete this acquisition. We have deferred $7.2 million, net, in acquisition costs related to this acquisition. If we are unsuccessful in our efforts, these costs will be expensed.

            Dispositions.    We continue to pursue the sale, under the right circumstances, of Properties that no longer meet our strategic criteria. If we sell any Properties that are classified as held for use, their sale prices may differ from their carrying value. We do not believe the sale of these assets will have a material impact on our future results of operations or cash flows and their removal from service and sale will not materially affect our ongoing operations.

  Development Activity

            We pursue new development as well as strategic expansion and renovation activity when we believe the investment of our capital meets our risk-reward criteria.

            New Developments.    Development activities are an ongoing part of our business and we seek to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth. The following describes our current new development projects and the estimated total cost, our share of the estimated total cost and the construction in progress balance as of March 31, 2003 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Chicago Premium Outlets	Chicago, IL	438,000	$79.0	$39.5	$10.5	2nd Quarter 2004
Las Vegas Premium Outlets	Las Vegas, NV	435,000	88.0	44.0	29.4	August 2003
Rockaway Town Court	Rockaway, NJ	89,000	17.0	17.0	6.3	September 2003
Lakeline Village	Austin, TX	42,000	5.0	5.0	3.3	October 2003

            We expect to fund these non-recurring capital projects with either available cash flow from operations or borrowings on our Credit Facility. We invested approximately $13.7 million in these four development projects during the first quarter of 2003. In total, our share of new developments in 2003 on an accrual basis was approximately $22.7 million. We expect 2003 new development costs during the year to be approximately $64.5 million.

            Strategic Expansions and Renovations.    We also seek to increase the profitability and market share of the Properties through strategic renovations and expansions. We invested approximately $38.1 million on an accrual basis in redevelopment projects during the first quarter of 2003. We have renovation and/or expansion projects currently under construction, or in preconstruction development and expect to invest a total of approximately $144.3 million on redevelopment projects in 2003. The following describes our significant renovation and/or expansion projects currently under construction and the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of March 31, 2003 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost	Our Share of Estimated Total Cost	Our Share of Construction in Progress (a)		Actual/Estimate d Opening Date
Forum Shops at Caesars	Las Vegas, NV	275,000	$139.0	$139.0	$20.4		November 2004
Southpark Mall	Charlotte, NC	309,000	90.0	90.0	50.9		Spring 2004
The Galleria	Houston, TX	696,000	144.0	45.0	31.6	(a)	March 2003
Barton Creek Square	Austin, TX	40,000	28.0	28.0	16.1		August 2003
Dadeland Mall	Miami, FL	71,000	30.0	15.0	15.0	(a)	October 2003

(a)
Amounts include the portion of the project placed in service as of March 31, 2003, if any. As of March 31, 2003, our share of construction in progress for the project at The Galleria was $0.1 million and at Dadeland Mall was $2.5 million.

            International.    The Operating Partnership has a 35.2% ownership interest in European Retail Enterprises, B.V. ("ERE"), that is accounted for using the equity method of accounting. ERE also operates through a wholly-owned subsidiary Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, lessors and managers. Our total current investment in ERE and BEG, including subordinated debt, is approximately $80.3 million. The agreements with BEG and ERE are structured to allow us to acquire an additional 26.1% ownership interest over time. The future commitments to purchase shares from three of the existing shareholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitment is approximately $50 million to purchase shares of stock of ERE, assuming that the three existing shareholders exercise their rights under put options. We expect these purchases to be made from 2004-2008. As of March 31, 2003, ERE and BEG had five Properties open in Poland and three in France.

Non-GAAP Financial Measures

            Industry practice is to evaluate real estate properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and funds from operations ("FFO"). We consider FFO and EBITDA as key measures of our operating performance that are not specifically defined by accounting principles generally accepted in the United States ("GAAP"). We believe that FFO and EBITDA are helpful to investors because they are widely recognized measure of the performance of REITs and provide a relevant basis for comparison among REITs. In addition, EBITDA is an effective measure of shopping center performance as it is unaffected by the debt and equity structure of the property owner. We also use these measures internally to measure the operating performance of our Portfolio.

            EBITDA is calculated by adding operating income and depreciation and amortization expense, both calculated in accordance with GAAP. Operating profit margin is calculated by dividing EBITDA by total revenues, calculated in accordance with GAAP. As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO is consolidated net income computed in accordance with GAAP:

  •
  excluding real estate related depreciation and amortization,

  •
  excluding gains and losses from extraordinary items,

  •
  excluding gains and losses from the sales of real estate,

  •
  plus the allocable portion of FFO of unconsolidated joint ventures based upon economic ownership interest, and

  •
  all determined on a consistent basis in accordance with GAAP.

            We have adopted NAREIT's clarification of the definition of FFO that requires us to include the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting change or resulting from the sale of depreciable real estate. However, you should understand that FFO and EBITDA:

  •
  do not represent cash flow from operations as defined by GAAP,
  •
  should not be considered as alternatives to net income determined in accordance with GAAP as a measure of operating performance,
  •
  are not alternatives to cash flows as a measure of liquidity, and
  •
  EBITDA is not indicative of cash flows from operating, investing and financing activities.

            FFO-Funds from Operations.    The following schedule sets forth total FFO before allocation to the limited partners of the Operating Partnership and FFO allocable to Simon Property. This schedule also reconciles combined net income, which we believe is the most directly comparable GAAP financial measure, to FFO for the periods presented.

	For the three months ended March 31,
	2003	2002
	(in thousands)
Funds From Operations	$224,941	$185,797

Increase in FFO from prior period	21.1%	4.6%

Reconciliation:
Net Income	$70,822	$46,505
Plus:
Limited partners' interest in the Operating Partnership and Preferred distributions of the Operating Partnership	21,496	13,920
Depreciation and amortization from combined consolidated properties	122,077	110,358
Our share of depreciation and amortization and other items from unconsolidated affiliates	34,673	36,343
Gain on sales of real estate	(4,275)	—
Less:
Minority interest portion of depreciation and amortization	(1,334)	(1,995)
Preferred distributions (Including those of subsidiaries)	(18,518)	(19,334)

Funds From Operations	$224,941	$185,797

FFO allocable to Simon Property	$168,603	$135,833

            EBITDA. We believe that there are several important factors that contribute to our ability to increase rent and improve the profitability of our shopping centers, including aggregate tenant sales volume, sales per square foot, occupancy levels and tenant occupancy costs. Each of these factors has a significant effect on EBITDA. The following schedules set forth total EBITDA and reconcile EBITDA to operating income, which we believe is the most directly comparable GAAP financial measure. The schedules also set forth the operating profit margin of our Portfolio calculated using EBITDA and also calculated using operating income instead of EBITDA ("GAAP operating profit margin").

	For the three months ended March 31,
	2003	2002
	(in thousands)
Consolidated Operating Income	$221,824	$201,441
Add: Depreciation and amortization expense of consolidated Properties	123,767	110,715

EBITDA of consolidated Properties	$345,591	$312,156
Operating Income of unconsolidated Properties	$151,441	$122,050
Add: Depreciation and amortization expense of unconsolidated Properties	62,036	52,924

EBITDA of unconsolidated Properties	213,477	174,974
Total consolidated and unconsolidated EBITDA	$559,068	$487,130

Total revenues of consolidated and unconsolidated Properties	$905,144	$773,142

Operating Profit Margin (a)	61.8%	63.0%

Adjustments to EBITDA:
Operating Income of unconsolidated discontinued Properties	$—	$22,270
Add: Depreciation and amortization expense from discontinued unconsolidated Properties	—	14,307

EBITDA from discontinued unconsolidated Properties (b)	$—	$36,577

EBITDA of the Portfolio Properties	$559,068	$523,707

Increase in EBITDA from prior period	6.8%	1.7%

Total revenues from discontinued unconsolidated Properties	$—	$50,600

Total revenue of the Portfolio Properties	$905,144	$823,742
Operating Profit Margin	61.8%	63.6%

Less: Joint venture partner's share of EBITDA	$126,239	$131,216

EBITDA allocable to Simon Property	$432,829	$392,491

Increase in EBITDA allocable to Simon Property from prior period	10.3%	0.5%

(a)
Our margins decreased due to the consolidation of the Management Company including the results of operations of its unconsolidated joint venture subsidiaries and the net impact of the Property Transactions.

(b)
The following schedule reconciles our total EBITDA to comparable EBITDA of our regional malls and mixed-use Properties that were open and operating and which we held an ownership interest during both the three-months ended March 31, 2003 and March 31, 2002.
	For the three months ended March 31,
	2003	2002
	(in thousands)
EBITDA of the Portfolio Properties	$559,068	$523,707
EBITDA of community center and office Properties	(42,923)	(32,536)
EBITDA of acquired regional mall and mixed-use Properties	(42,098)	—
EBITDA of disposed regional mall Properties	(256)	(36,245)
Corporate and Euro collar hedge of the Rodamco acquisition	194	4,694

Comparable EBITDA of regional mall and mixed-use Properties	$473,985	$459,620

Increase from prior period	3.1%

Comparable EBITDA as a percent of Total EBITDA of the regional mall and mixed-use Properties	91.8%	92.7%

Retail Climate and Tenant Bankruptcies

            Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing vacant spaces resulting from tenant terminations. Pressures which affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth, and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from store closings or bankruptcies. We lost 400,000 of square feet of mall shop tenants in 2002. We expect 2003 to be slightly higher than 2002 in terms of square feet lost to bankruptcies, however, we cannot assure you that this will occur.

            The geographical diversity of our Portfolio mitigates some of the risk of an economic downturn. In addition, the diversity of our tenant mix also is important because no single retailer represents either more than 2.4% of total GLA or more than 5.3% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. We have demonstrated an ability to successfully retenant anchor and in line store locations during soft economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, we cannot assure you that we will successfully execute our releasing strategy.

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

            In addition, given the number of Properties in warm summer climates our utility expenses are typically higher in the months of June through September due to higher electricity costs to supply air conditioning to our Properties. As a result some seasonality results in increased property operating expenses during these months; however, the majority of these costs are recoverable from tenants.

Environmental Matters

            Nearly all of the Properties have been subjected to Phase I or similar environmental audits. Such audits have not revealed nor is management aware of any environmental liability that we believe would have a material adverse impact on our financial position or results of operations. We are unaware of any instances in which we would incur significant environmental costs if any or all Properties were sold, disposed of or abandoned.

Item 3.    Qualitative and Quantitative Disclosure About Market Risk

            Sensitivity Analysis.    A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in our Form 10-K for the year ended December 31, 2002. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2002.

Item 4.    Controls and Procedures

  (a)
  Based on an evaluation of our disclosure controls and procedures (as defined in §§ 240.13a-14(c) and 240.15b-14(c)) as of May 8, 2003, the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

  (b)
  There have been no significant changes in our internal controls and other factors that could significantly affect these controls subsequent to May 8, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II — Other Information

  Item 1.    Legal Proceedings

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the Operating Partnership and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant in connection with the sale to Teachers. Although the Complaint seeks unspecified damages, Triple Five has submitted a report of a purported expert witness that attempts to quantify its damages at between approximately $80 million and $160 million. On August 12, 2002, the court granted in part and denied in part motions for partial summary judgment filed by the parties. The court has scheduled a trial date of June 2, 2003. Given that the case is still in the pre-trial stage, it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any. We believe that the Triple Five litigation will not have a material adverse effect on our financial position or results of operations. In connection with the financing, the Operating Partnership agreed to indemnify the mortgage loan lenders and other nonparties to the litigation for certain costs, including litigation expenses and damages.

            Taubman Centers, Inc.    On December 5, 2002, we commenced litigation in the United States District Court for the Eastern District of Michigan (the "Court") against Taubman Centers, its Board of Directors and certain members of the Taubman family. In that action, we broadly allege that the Board of Directors has breached, and continues to breach, its fiduciary duties by failing to consider our offer on the merits, and that the Taubman family should be prevented from voting its Series B Preferred Stock which we contend was wrongfully obtained by the Taubman family without a shareholder vote and in violation of Michigan law. We filed a first amended complaint and a second amended complaint on December 30, 2002 and February 5, 2003, respectively. The initial complaint and each amended complaint has been filed with the Commission as an exhibit to our Tender Offer Statement on Schedule TO. On January 22, 2003, the Court issued an opinion and order denying in part, and granting in part, Taubman Centers' and the other defendants' motion to dismiss Count I of our complaint, as amended. The Court held that while the issuance in 1998 of the Series B Preferred Stock by Taubman Centers to the Taubman family did not violate Michigan law, the Taubman family's purported blocking position in Taubman Centers may be challenged by us. We have filed a motion for preliminary injunction and the Court held a hearing on our motion on March 21, 2003. At that hearing, we argued that, among other things, the Taubman family's "group" voting power was obtained in violation of Michigan law, that the Taubman family's Series B Preferred Stock was improperly acquired in breach of fiduciary duties owed to Taubman Centers' public shareholders and that the Taubman Centers' Board of Directors has breached, and is continuing to breach, its fiduciary duties to the Taubman Centers' public shareholders. In an Amended Opinion and Order dated May 8, 2003, the Court confirmed its ruling of May 1, 2003 that the Taubman family and certain third parties may not vote their 33.6% controlling block of shares in Taubman Centers unless a majority of disinterested shareholders approve voting rights for those shares. The Court held that the formation of a group in November 2002 by the Taubman family and those parties to vote the 33.6% controlling block of shares was a "control share acquisition" within the meaning of Chapter 7B of the Michigan Business Corporation Act and, therefore, none of the shares comprising the 33.6% block, including the Series B Preferred Stock held by the Taubman family, can be voted unless and until voting rights for those shares have been approved by Taubman Centers' disinterested shareholders. The Court also held that the Taubman Centers board breached its fiduciary duties by enacting a! bylaw amendment in December 2002, which makes it more difficult for shareholders to call a special meeting to remove impediments to the joint tender offer of Simon Property Acquisitions, Inc., our wholly-owned subsidiary, and Westfield America, Inc. The Court, however, did not reach the merits of our claims for breach of fiduciary duty concerning the 1998 issuance of Series B Preferred Stock to the Taubman family, and dismissed those claims on procedural grounds. On May 9, 2003, Taubman Centers filed a notice of appeal and a motion to suspend the injunction.

  Item 2.    Changes in Securities and Use of Proceeds

            During the first quarter of 2003, we issued a total of 2,880,811 shares of common stock to five limited partners in exchange for an equal number of units. The issuance of the shares of common stock was made pursuant to the terms of the Partnership Agreement of the Operating Partnership and was exempt from registration under the Securities Act of 1933 as amended, in reliance upon Section 4(2) as a private offering. We subsequently registered the resale of the shares of common stock under the Securities Act.

  Item 6.    Exhibits and Reports on Form 8-K

  (a)    Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)    Reports on Form 8-K

            Three reports on Form 8-K were filed during the current period.

            On January 6, 2003 under Item 5 — Other Events and Regulation FD Disclosure, Simon Property issued a press release announcing a change in senior leadership roles with the retirement of William J. "Jerry" Garvey as executive vice president and director of development. Simon Property also announced the promotion of Scott Mumphrey to the position of president of Simon Property's property management group. A copy of the Simon Property's press release is attached as an exhibit.

            On January 15, 2003 under Item 5 — Other Events and Regulation FD Disclosure, Simon Property issued a press release announcing that Westfield America, Inc., the U.S. subsidiary of Westfield America Trust, has joined Simon Property's tender offer for all of the outstanding common shares of Taubman Centers, Inc. In addition, the price of the offer was increased to $20.00 per share net to the seller in cash. A copy of Simon Property's press release is attached as an exhibit.

            On February 7, 2003 under Item 9 — Regulation FD Disclosure, Simon Property reported that it made available additional ownership and operational information concerning Simon Property, Simon Property Group, L.P., and the properties owned or managed as of December 31, 2002, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, Simon Property reported that, on February 7, 2002, Simon Property issued a press release containing information on earnings as of December 31, 2002 and other matters. A copy of the press release was included as an exhibit to the filing.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
/s/ Stephen E. Sterrett Stephen E. Sterrett, Executive Vice President and Chief Financial Officer
Date: May 9, 2003

CERTIFICATIONS

        I, David Simon, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Simon Property Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ DAVID SIMON David Simon, Chief Executive Officer

        I, Stephen E. Sterrett, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Simon Property Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ STEPHEN E. STERRETT Stephen E. Sterrett, Executive Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q INDEX
Unaudited Combined Balance Sheets
Unaudited Combined Statements of Operations and Comprehensive Income
Unaudited Combined Statements of Cash Flows
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosure About Market Risk
  Item 4. Controls and Procedures
  Part II — Other Information
Item 1.
Item 2.
Item 6.
SIGNATURES
CERTIFICATIONS