Form 10-Q
period 2003-06-30
SIMON PROPERTY GROUP INC /DE/
filed 2003-08-06
CIK 1063761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES    ☒        NO    ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).            YES    ☒        NO    ☐

As of July 15, 2003 189,124,994 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding.

SIMON PROPERTY GROUP, INC.

FORM 10-Q
INDEX

		Page
Part I — Financial Information
Item 1.	Unaudited Financial Statements
	Simon Property Group, Inc.:
	Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Statements of Operations and Comprehensive Income for the three-month and six-month periods ended June 30, 2003 and 2002	4
	Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002	5
	Condensed Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Qualitative and Quantitative Disclosure About Market Risk	25
Item 4.	Controls and Procedures	25
Part II — Other Information
	Items 1 through 6.	26
Signatures		28
Certifications		29

Simon Property Group, Inc.
Unaudited Combined Balance Sheets
(Dollars in thousands, except share amounts)

	June 30, 2003	December 31, 2002
ASSETS:
Investment properties, at cost	$14,404,054	$14,249,615
Less — accumulated depreciation	2,371,694	2,222,242

	12,032,360	12,027,373
Cash and cash equivalents	351,408	397,129
Tenant receivables and accrued revenue, net	264,882	311,361
Notes and advances receivable from Management Company and affiliates	—	75,105
Investment in unconsolidated entities, at equity	1,577,196	1,665,654
Goodwill, net	37,212	37,212
Deferred costs, other assets, and minority interest, net	563,127	390,668

Total assets	$14,826,185	$14,904,502

LIABILITIES:
Mortgages and other indebtedness	$9,701,674	$9,546,081
Accounts payable, accrued expenses, and deferred revenues	581,474	624,505
Cash distributions and losses in partnerships and joint ventures, at equity	16,024	13,898
Other liabilities, minority interest and accrued dividends	172,074	228,508

Total liabilities	10,471,246	10,412,992

COMMITMENTS AND CONTINGENCIES (Note 8)
LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIP	797,964	872,925
LIMITED PARTNERS' PREFERRED INTEREST IN THE OPERATING PARTNERSHIP	150,852	150,852
SHAREHOLDERS' EQUITY:
CAPITAL STOCK (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock (Note 7)):
All series of preferred stock, 100,000,000 shares authorized, 16,830,057 issued and outstanding. Liquidation value $858,006.	814,492	814,254
Common stock, $.0001 par value, 400,000,000 shares authorized, 187,989,899 and 184,438,095 issued, respectively	19	18
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000 issued and outstanding	1	1
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,734,026	3,686,161
Accumulated deficit	(1,077,575)	(961,338)
Accumulated other comprehensive income	5,117	(8,109)
Unamortized restricted stock award	(17,439)	(10,736)
Common stock held in treasury at cost, 2,098,555 shares	(52,518)	(52,518)

Total shareholders' equity	3,406,123	3,467,733

	$14,826,185	$14,904,502

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Combined Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE:
Minimum rent	$337,617	$316,580	$670,848	$621,629
Overage rent	6,898	6,864	14,971	14,971
Tenant reimbursements	169,604	156,105	331,497	304,414
Management fees and other revenues (Note 1)	21,274	—	40,100	—
Other income	30,924	31,983	52,709	59,463

Total revenue	566,317	511,532	1,110,125	1,000,477

EXPENSES:
Property operating	83,333	77,808	162,984	150,977
Depreciation and amortization	125,842	115,105	248,615	224,468
Real estate taxes	58,983	52,225	112,000	103,676
Repairs and maintenance	20,957	17,359	43,857	34,829
Advertising and promotion	12,368	11,707	23,985	23,265
Provision for credit losses	4,213	1,455	8,705	4,574
Home and regional office costs (Note 2)	20,130	11,687	38,883	22,131
General and administrative (Note 2)	4,023	1,174	7,078	1,797
Other	6,856	3,547	13,684	15,787

Total operating expenses	336,705	292,067	659,791	581,504

OPERATING INCOME	229,612	219,465	450,334	418,973
Interest expense	151,430	150,090	302,795	297,428

Income before minority interest	78,182	69,375	147,539	121,545
Minority interest	(586)	(1,970)	(2,419)	(4,558)
Gain on sales of assets and other, net (Note 9)	—	170,307	23	170,307
Gain from debt related transactions, net (Note 2)	—	16,139	—	16,139
Income tax expense of taxable REIT subsidiaries	(2,064)	—	(4,027)	—

Income before unconsolidated entities	75,532	253,851	141,116	303,433
Loss from MerchantWired, LLC, net (Note 5)	—	(24,471)	—	(32,742)
Income from other unconsolidated entities	25,593	25,545	46,974	43,250

Income before discontinued operations	101,125	254,925	188,090	313,941
Results of operations from discontinued operations	(293)	1,435	808	2,844
Loss on disposal or sale of discontinued operations, net	(17,010)	—	(12,758)	—

Income before allocation to limited partners	83,822	256,360	176,140	316,785
LESS:
Limited partners' interest in the Operating Partnership	15,012	64,019	33,673	75,104
Preferred distributions of the Operating Partnership	2,835	2,835	5,670	5,670

NET INCOME	65,975	189,506	136,797	236,011
Preferred dividends	(15,683)	(16,336)	(31,365)	(32,835)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$50,292	$173,170	$105,432	$203,176

BASIC EARNINGS PER COMMON SHARE:
Income before discontinued operations	$0.34	$0.98	$0.61	$1.16

Net income	$0.27	$0.99	$0.56	$1.17

DILUTED EARNINGS PER COMMON SHARE:
Income before discontinued operations	$0.33	$0.96	$0.61	$1.15

Net income	$0.26	$0.97	$0.56	$1.16

Net Income	$65,975	$189,506	$136,797	$236,011
Unrealized gain (loss) on interest rate hedge agreements	375	(39)	15,919	(419)
Net (income) losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	(1,175)	1,301	(2,595)	2,992
Other	(737)	25	(98)	34

Comprehensive Income	$64,438	$190,793	$150,023	$238,618

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Combined Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136,797	$236,011
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	251,710	235,004
Gain from debt related transactions	—	(16,139)
Gain on sales of assets and other, net	(23)	(170,307)
Loss on disposal or sale of discontinued operations, net	12,758	—
Limited partners' interest in the Operating Partnership	33,673	75,104
Preferred distributions of the Operating Partnership	5,670	5,670
Straight-line rent	(2,486)	(3,347)
Minority interest	2,419	4,558
Minority interest distributions	(2,638)	(6,426)
Equity in income of unconsolidated entities	(46,974)	(10,508)
Distributions of income from unconsolidated entities	39,535	34,750
Changes in assets and liabilities —
Tenant receivables and accrued revenue	70,790	70,169
Deferred costs and other assets	(49,189)	(21,296)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(131,650)	(169,553)

Net cash provided by operating activities	320,392	263,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(224,394)	(995,350)
Capital expenditures, net	(113,016)	(94,179)
Cash from acquisitions	—	1,746
Cash from consolidation of the Management Company	48,910	—
Net proceeds from sale of assets, partnership interests, and discontinued operations	71,911	402,750
Investments in unconsolidated entities	(37,306)	(32,568)
Distributions of capital from unconsolidated entities	57,361	91,759
Notes and advances to Management Company and affiliate	—	7,312

Net cash provided by (used in) investing activities	(196,534)	(618,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock, net	4,555	14,284
Minority interest contributions	—	482
Preferred distributions of the Operating Partnership	(5,670)	(5,670)
Preferred dividends and distributions to shareholders	(256,352)	(203,681)
Distributions to limited partners	(74,686)	(68,669)
Mortgage and other note proceeds, net of transaction costs	1,337,864	1,396,575
Mortgage and other note principal payments	(1,175,290)	(814,988)

Net cash provided by (used in) financing activities	(169,579)	318,333

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,721)	(36,507)
CASH AND CASH EQUIVALENTS, beginning of period	397,129	259,760

CASH AND CASH EQUIVALENTS, end of period	$351,408	$223,253

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of June 30, 2003, we owned or held an interest in 238 income-producing properties in the United States, which consisted of 169 regional malls, 64 community shopping centers, and five office and mixed-use properties in 36 states (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties whose operating income includes two or more significant retail, office, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in other real estate assets and ownership interests in nine retail real estate properties operating in Europe and Canada.

            M.S. Management Associates, Inc. (the "Management Company") provides leasing, management, and development services as well as project management, accounting, legal, marketing, and management information system services to most of the Properties. In addition, insurance subsidiaries of the Management Company reinsure the self-insured retention portion of our general liability and workers' compensation programs. Third party providers provide coverage above the insurance subsidiaries' limits.

  Structural Simplification

            On December 31, 2002, we continued to simplify our organizational structure by merging SPG Realty Consultants, Inc. ("SPG Realty") into Simon Property, ending the "paired share" REIT structure resulting from our combination with Corporate Property Investors, Inc. All of the outstanding stock of SPG Realty was previously held in trust for the benefit of the holders of common stock of Simon Property. As a result of the merger, our stockholders who were previously the beneficial owners of the SPG Realty stock are now, by virtue of their ownership of our common stock, the owners of the assets and operations formerly owned or conducted by SPG Realty. Note 2 describes the basis of presentation of the accompanying financial statements.

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

            The accompanying unaudited financial statements of Simon Property include Simon Property and its subsidiaries. Simon Property and SPG Realty were entities under common control during 2002 and, accordingly, we accounted for the merger of SPG Realty into Simon Property on December 31, 2002 similar to a pooling of interests. We combined the assets, liabilities, revenues and expenses of SPG Realty with Simon Property at their historical amounts. The accompanying unaudited balance sheets and related disclosures in these notes to financial statements represent the merged balance sheet of Simon Property as of December 31, 2002. In addition, the statements of operations and comprehensive income, statements of cash flows, and related disclosures in these notes to financial statements for the three-months and six-months ended June 30, 2002 represent the combined results of Simon Property and SPG Realty.

            In our opinion, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. We eliminated all significant intercompany amounts. The results for the interim period ended June 30, 2003 are not necessarily indicative of the results to be obtained for the full fiscal year. We prepared these unaudited financial statements in accordance with the accounting policies described in our financial statements for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

            As of June 30, 2003, of our 238 Properties we consolidated 157 wholly-owned Properties and 13 less than wholly owned Properties which we control, and we accounted for 68 Properties using the equity method. We manage the day-to-day operations of 59 of the 68 equity method Properties.

            We allocate net operating results of the Operating Partnership after preferred distributions based on the partners' respective weighted average ownership interests and after preferred distributions of the Operating Partnership and preferred dividends. Our weighted average direct and indirect ownership interest in the Operating Partnership was as follows:

For the Six Months Ended June 30,
2003	2002
75.2%	73.0%

            Simon Property's direct and indirect ownership interests in the Operating Partnership at June 30, 2003 was 75.5% and at December 31, 2002 was 74.3%. Preferred distributions of the Operating Partnership in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units.

            We made certain reclassifications of prior period amounts in the financial statements to conform to the 2003 presentation. These include reclassifying certain home office and regional office costs, and general and administrative expenses, the adoption of SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145") and presenting results of operations from discontinued operations.

            As a result of the consolidation of the Management Company, we have elected to present "home and regional office costs" and "general and administrative" expenses as separate expense captions. In 2002, "home and regional office costs" and "general and administrative" expenses incurred related to consolidated Properties was included in "Property operating" expense. These expenses through June 30, 2002 have been reclassified to conform with the current year presentation. "Home and regional office costs" include salary and benefits, office rent, office expenses and information services expenses incurred in our home office and regional offices. "General and administrative" expenses represent the costs of operating as a public company and include such items as stock exchange fees, public and investor relations expenses, certain executive officers' compensation expenses, audit fees, and legal fees.

            Effective January 1, 2003, we adopted SFAS No. 145 and therefore we have reclassified for all periods presented in the accompanying combined statements of operations and comprehensive income those items which no longer qualify as extraordinary items to income from continuing operations. In 2002, we reclassified $16.1 million of gains from debt extinguishments of consolidated Properties to "Gains from debt related transactions, net." The adoption of SFAS No. 145 had no impact on net income previously reported.

            As a result of our disposition activities in 2003 discussed in Note 9, we reclassified the results of operations of the nine Properties sold as part of discontinued operations presented as a separate line in the accompanying statements of operations and comprehensive income for all periods presented.

3.    Per Share Data

            We determine basic earnings per share on the weighted average number of shares of common stock outstanding during the period. We determine diluted earnings per share on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all dilutive potential common shares were converted into shares at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per share. The effect of dilutive securities amounts presented in the reconciliation below represent the common shareholders' pro rata share of the respective line items in the statements of operations and is after considering the effect of preferred dividends.

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Common Shareholders' share of:
Income before discontinued operations	$63,359	$172,124	$114,415	$201,102
Discontinued operations	(13,067)	1,046	(8,983)	2,074

Net Income available to Common Shareholders — Basic	$50,292	$173,170	$105,432	$203,176

Effect of dilutive securities:
Impact to General Partner's interest in Operating Partnership from all dilutive securities and options	1	10,238	96	1,853

Net Income available to Common Shareholders — Diluted	$50,293	$183,408	$105,528	$205,029

Weighted Average Shares Outstanding — Basic	189,037,143	174,434,562	188,077,203	174,191,672
Effect of stock options	790,028	721,307	712,153	616,054
Effect of convertible preferred stock (1)	—	14,301,217	—	1,851,817

Weighted Average Shares Outstanding — Diluted	189,827,171	189,457,086	188,789,356	176,659,543

(1)
Both Series A convertible preferred stock and Series B convertible preferred stock were dilutive for the three-months ended June 30, 2002. Only Series A convertible preferred stock was dilutive for the six-months ended June 30, 2002.

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Basic and diluted per share amounts:
Discontinued operations	$(0.07)	$0.01	$(0.05)	$0.01

            For the period ending June 30, 2003, potentially dilutive securities include the Series B convertible preferred stock, certain preferred units of limited partnership interest of the Operating Partnership, and the units of limited partnership interest ("Units") in the Operating Partnership. However, other than the Series B convertible preferred stock, these securities were not dilutive during any period presented.

4.    Cash and Cash Flow Information

            Our balance of cash and cash equivalents as of June 30, 2003 included $88.7 million and as of December 31, 2002 included $171.2 million related to our gift card and certificate programs, which we do not consider available for general working capital purposes.

5.    Investment in Unconsolidated Entities

Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance certain properties and to diversify our risk in a particular asset or trade area. We may also use joint ventures in the development of new properties. We held joint venture ownership interests in 68 Properties as of June 30, 2003 and as of December 31, 2002. Since we do not fully control these joint venture Properties, accounting principles generally accepted in the United States currently require that we account for these Properties on the equity method. See Note 10 for discussion on the impact of new accounting pronouncements on consolidation principles. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in these joint ventures may initiate these provisions at any time, which will result in either the sale of or the use of available cash or borrowings to acquire the partnership interest.

            Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follow. This information includes the 68 joint venture interests held mentioned above as well as other joint venture real estate assets and ownership interests in nine retail properties operating in Europe and Canada. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated, when we have acquired an additional interest in a joint venture and have as a result, gained control of the Property. We condensed these line items which include "Discontinued Joint Venture Interests", so that we may present comparative results of operations for those joint venture interests held as of June 30, 2003.

BALANCE SHEETS	June 30, 2003	December 31, 2002
Assets:
Investment properties, at cost	$8,736,572	$8,160,065
Less — accumulated depreciation	1,527,926	1,327,751

	7,208,646	6,832,314
Cash and cash equivalents	241,820	199,634
Tenant receivables	197,499	199,675
Investment in unconsolidated entities	17,217	6,966
Other assets	204,786	190,561

Total assets	$7,869,968	$7,429,150

Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,702,697	$5,306,465
Accounts payable and accrued expenses	262,868	289,793
Other liabilities	80,376	66,090

Total liabilities	6,045,941	5,662,348
Preferred Units	125,000	125,000
Partners' equity	1,699,027	1,641,802

Total liabilities and partners' equity	$7,869,968	$7,429,150

Our Share of:
Total assets	$3,203,719	$3,123,011

Partners' equity	$737,518	$724,511
Add: Excess Investment, net	823,654	831,728

Our net Investment in Joint Ventures	$1,561,172	$1,556,239

Mortgages and other notes payable	$2,345,813	$2,279,609

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net asset of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
STATEMENTS OF OPERATIONS	2003	2002	2003	2002
Revenue:
Minimum rent	$219,107	$195,687	$431,085	$373,361
Overage rent	3,563	2,963	8,994	7,577
Tenant reimbursements	111,501	101,780	220,952	187,469
Other income	64,816	8,831	95,310	19,049

Total revenue	398,987	309,261	756,341	587,456
Operating Expenses:
Property operating	78,194	50,756	137,870	97,976
Depreciation and amortization	68,098	58,818	130,134	111,741
Real estate taxes	34,247	30,346	70,669	60,538
Repairs and maintenance	19,745	17,762	39,157	29,484
Advertising and promotion	9,111	7,466	17,477	14,479
Provision for credit losses	3,217	997	5,961	2,433
Other	23,217	6,185	40,475	11,824

Total operating expenses	235,829	172,330	441,743	328,475

Operating Income	163,158	136,931	314,598	258,981
Interest Expense	93,307	83,626	180,785	159,373

Income Before Minority Interest and Unconsolidated Entities	69,851	53,305	133,813	99,608
Income from unconsolidated entities	1,896	1,507	4,190	1,507
Minority interest	(269)	—	(361)	—

Income From Continuing Operations	71,478	54,812	137,642	101,115
Income from Discontinued Joint Venture Interests	—	5,585	—	13,713

Net Income	$71,478	$60,397	$137,642	$114,828

Third-Party Investors' Share of Net Income	$38,538	$35,789	$77,859	$68,015

Our Share of Net Income	$32,940	$24,608	59,783	46,813
Amortization of Excess Investment	7,347	5,719	12,809	11,492

Income from Unconsolidated Entities	$25,593	$18,889	$46,974	$35,321

Management Company

            We consolidated the Management Company effective January 1, 2003. Therefore, the unaudited balance sheet as of June 30, 2003 and the unaudited statements of operations and comprehensive income, and statements of cash flows for the periods ended June 30, 2003 include the balance sheet and results of operations of the Management Company. Revenues of the Management Company, after intercompany eliminations, consist primarily of management fee revenues earned and are typically based upon the revenues of the property being managed. As a result of the consolidation of the Management Company, we have elected to present "management fees and other revenues" as a separate revenue caption. Substantially all of these revenues are derived from the management of unconsolidated joint venture Properties. We consolidated the Management Company as of January 1, 2003 at historical book values because the transaction occurred with the initial sponsors of Simon Property. The assets of the Management Company as of January 1, 2003 of approximately $200 million, after intercompany eliminations, consisted primarily of the investments of its insurance subsidiaries, investments in unconsolidated entities, a net deferred tax asset, and fixed assets. The liabilities of the Management Company as of January 1, 2003 of approximately $50 million, after intercompany eliminations, consisted primarily of the reserves of its insurance subsidiaries and accounts payable and accrued expenses.

            Prior to January 1, 2003, we accounted for our interest in the Management Company under the equity method of accounting. Our net investment in the Management Company, excluded from the tables above, was $95.5 million as of December 31, 2002. Our share of the Management Company's consolidated net loss, including MerchantWired LLC

(a joint venture discontinued in 2002), after intercompany profit eliminations during the three month and six month periods ended June 30, 2002 are presented below:

Our share of:	For the Three Month Period Ended June 30, 2002	For the Six Month Period Ended June 30, 2002
Management Company income excluding losses from MerchantWired LLC	$6,656	$7,929
Losses from MerchantWired LLC	(24,471)	(32,742)

Total net loss	$(17,815)	$(24,813)

            The losses from MerchantWired LLC for the six-months ended June 30, 2002 presented above and in the accompanying statements of operations and comprehensive income include our indirect share of the operating losses of MerchantWired LLC of $10.2 million, after a tax benefit of $6.2 million. The operating losses include our share of an impairment charge of $4.2 million, after tax. Finally, the losses from MerchantWired LLC include our indirect share of the write-off of the technology investment in MerchantWired LLC of $22.5 million, after a tax benefit of $9.4 million.

6.    Debt

            On March 18, 2003, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 5.11%. Subsequently, we exchanged notes that had been registered under the Securities Act of 1933 for the Rule 144A notes. The exchange notes and the Rule 144A notes have the same economic terms and conditions. The first tranche is $300.0 million at a fixed interest rate of 4.875% due March 18, 2010 and the second tranche is $200.0 million at a fixed interest rate of 5.45% due March 15, 2013. The net proceeds from this offering were $498.7 million, of which $440.0 million was used to reduce borrowings on our $1.25 billion unsecured credit facility (the "Credit Facility").

            On April 1, 2003, we paid off $100.0 million of 7.05% unsecured notes that matured on that date with the remaining portion of the proceeds from the senior unsecured notes mentioned above and available working capital. On June 15, 2003, we paid off $375.0 million of 6.625% unsecured notes that matured on that date with borrowings from our Credit Facility.

            On April 1, 2003, we paid off, using available cash flow, a $34.0 million variable rate mortgage, at LIBOR plus 150 basis points, that encumbered one consolidated Property. In addition, we refinanced another consolidated mortgaged Property subject to a $100.0 million 4.60% fixed rate mortgage that matures on July 1, 2013. The balance of the previous mortgage was $85.5 million at a weighted average fixed rate of 7.16% and was scheduled to mature on December 31, 2003.

            On June 27, 2003, we retired our existing €60 million EURO-denominated unsecured credit agreement (the "EURO Facility"), which had an initial maturity date of July 31, 2003, with available working capital of $28.2 million and €34.7 million borrowed from a new EURO sub-tranche of our Credit Facility. We restructured our Credit Facility to establish a $100 million EURO sub-tranche which bears the same interest rate and maturity date as the overall Credit Facility. The amount available under the $100 million EURO sub-tranche will vary with changes in the exchange rate, however, we may also borrow the amount available in dollars under this EURO sub-tranche, if necessary.

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

            We issued 313,939 shares of common stock related to employee stock options exercised during the first six months of 2003. We used the net proceeds from the option exercises of approximately $7.6 million for general working capital purposes.

8.    Commitments and Contingencies

  Litigation

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the Operating Partnership and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant in connection with the sale to Teachers. Although the Complaint seeks unspecified damages, Triple Five has submitted a report of a purported expert witness that attempts to quantify its damages at between approximately $80 million and $160 million. On August 12, 2002, the court granted in part and denied in part motions for partial summary judgment filed by the parties. Trial in this matter began June 2, 2003 and is on-going. It is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any. We believe that the Triple Five litigation will not have a material adverse effect on our financial position or results of operations. In connection with the financing, the Operating Partnership agreed to indemnify the mortgage loan lenders and other nonparties to the litigation for certain costs, including litigation expenses and damages.

            We are currently not subject to any other material litigation other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations.

  Guarantee of Indebtedness

            Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of June 30, 2003, we have guaranteed or have provided letters of credit to support $73.3 million of our total $2.3 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the mortgage. The mortgages guaranteed are secured by the property of the joint venture partnership and could be sold in order to satisfy the outstanding obligation.

  Taubman Centers, Inc. Tender Offer

            On December 5, 2002, Simon Property Acquisitions, Inc., our wholly-owned subsidiary, commenced a tender offer to acquire all of the outstanding shares of Taubman Centers, Inc. at a price of $18.00 per share in cash. On January 15, 2003, Westfield America, Inc., the U.S. subsidiary of Westfield America Trust, joined our tender offer and we jointly increased the tender offer to $20.00 per share in cash. As of February 14, 2003 and March, 28, 2003, a total of 44,135,107 and 40,302,385 of the 52,207,756 common shares outstanding of Taubman Centers, Inc., were tendered into the offer, respectively. The expiration date of the tender offer has been extended to August 29, 2003. We have deferred $9.3 million, net, in acquisition costs related to this acquisition. If we are unsuccessful in our efforts, these costs will be expensed.

9.    Real Estate Acquisitions and Dispositions

            On January 11, 2003, the minority limited partner in The Forum Shops at Caesars in Las Vegas, NV initiated the buy/sell provision of the partnership agreement. On March 14, 2003, we purchased this interest for $174.0 million in cash and assumed the minority limited partner's $74.2 million share of debt, and other partnership liabilities. We funded this purchase with borrowings from our Credit Facility. We recorded minority interest expense relating to the minority limited partner's share of the results of operations of The Forum Shops at Caesars through March 14, 2003.

            On July 1, 2003, we announced an agreement to purchase a 100% interest in Stanford Shopping Center in Palo Alto, California for $333 million from Stanford University. Stanford University will continue to hold, as lessor, a long-term ground lease underlying the asset. In addition, we made a $50.0 million deposit with borrowings on our Credit Facility on June 30, 2003 relating to this acquisition, which is subject to customary due diligence and closing conditions. The deposit is reflected as part of "Deferred costs, other assets, and minority interest, net" in the accompanying balance sheet as of June 30, 2003 and in "Acquisitions" in the accompanying statement of cash flows.

            During the period ended June 30, 2003, we continued to dispose of non-core Properties with the sale of or commitment to sell nine Properties, consisting of five regional malls and four community centers. The closing of one Property occurred on July 1, 2003. In total, we received net proceeds from these sales of $88.9 million, including $17.0 million of net proceeds received on July 1, 2003. As a result of these sales and commitment to sell, we recorded a net loss of $12.8 million. The Properties and their date of sale consisted of:

•	Richmond Square, Mounds Mall, Mounds Mall	•	Memorial Plaza on May 21, 2003,
	Cinema, and Memorial Mall on January 9, 2003,	•	Fox River Plaza on May 22, 2003, and
•	Forest Village Park Mall on April 29, 2003,	•	Eastern Hills Mall on July 1, 2003
•	North Riverside Park on May 8, 2003,

            As of December 31, 2002, the carrying value of these Properties was $105.7 million and is included in "Investment properties, at cost." Total revenues from the discontinued operations totaled $11.9 million for the six months ended June 30, 2002 and $24.7 million for the twelve months ended December 31, 2002.

10.    New Accounting Pronouncements

            In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, we consolidate entities that we control, as defined in our financial statements for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

            Our partnerships are primarily funded with financing from third party lenders, which is secured by first liens on the Property of the partnership and partner equity. Our maximum exposure to loss as a result of our involvement in these partnerships is represented by the carrying amount of our investments in unconsolidated entities as disclosed on the accompanying balance sheets plus our guarantees of joint venture debt as disclosed in Note 8. We are currently finalizing the evaluation of the full effects of the issuance of FIN 46 on the accounting for our ownership interests in each unconsolidated entity, however, we believe some of our investments in unconsolidated entities will be consolidated as a result of the adoption of FIN 46. We are required to adopt FIN 46 effective July 1, 2003.

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of June 30, 2003, we owned or held an interest in 238 income-producing properties in the United States, which consisted of 169 regional malls, 64 community shopping centers, and five office and mixed-use properties in 36 states (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties whose operating income includes two or more significant retail, office, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in other real estate assets and ownership interests in nine retail real estate properties operating in Europe and Canada.

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

            Revenues of M.S. Management Associates, Inc. (the "Management Company"), after intercompany eliminations, consist primarily of management fees that are typically based upon the revenues of the property being managed. We also generate revenues due to our size and tenant relationships from the following:

  •
  Simon Brand Ventures ("Simon Brand") that pursues mall marketing initiatives, including the sale of gift certificates and gift cards. We have completed the roll-out of our Simon Gift Card program to substantially all our regional malls as of June 30, 2003.
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

Operational Overview

            Our core business remained strong during the first six months of 2003. Regional mall occupancy gains increased 10 basis points to 91.6% as of June 30, 2003 from 91.5% as of June 30, 2002. Occupancy gains have slowed due to remerchandising efforts at several major Properties that have temporarily lowered their occupancy. Regional mall average base rents increased 4.8% to $31.47 per square foot ("psf") as of June 30, 2003 from $30.03 psf as of June 30, 2002. Our regional mall leasing spreads during the first two quarters of 2003 were $10.11 psf as of June 30, 2003 compared to $7.39 psf as of June 30, 2002. The regional mall leasing spread for 2003 includes new store leases signed at an average of $42.90 psf initial base rents as compared to $32.79 psf for store leases terminating or expiring in the same period. We anticipate that the leasing spreads will normalize by December 31, 2003 to be in line with historical leasing spreads. Our same store leasing spread was $8.20 or a 21.2% growth rate and is calculated by comparing leasing activity completed in 2003 with the previous rents for those exact same spaces. Regional mall comparable sales psf increased 0.8% to $393 psf as of June 30, 2003, from $390 as of June 30, 2002, despite the weak overall economy.

            During the first six months of 2003, we continued to realize the benefits of acquisitions made during 2002. These acquisitions increased consolidated total revenues by $71.1 million, consolidated operating income by $25.5 million, and income from unconsolidated entities by $5.8 million compared to the six months ended June 30, 2002.

            In addition, on March 14, 2003 we purchased the remaining ownership interest in The Forum Shops at Caesars in Las Vegas, NV from the minority limited partner in this Property who initiated the buy/sell provision of the partnership agreement. We purchased this interest for $174.0 million in cash and assumed the minority limited partner's $74.2 million share of debt, and other partnership liabilities and funded this purchase with borrowings from our $1.25 billion unsecured credit facility (the "Credit Facility"). Finally, on July 1, 2003, we announced an agreement to purchase a 100% interest in Stanford Shopping Center in Palo Alto, California for $333 million from Stanford University, which will continue to hold, as lessor, a long-term ground lease underlying the asset. We expect this transaction to close in August 2003.

            We also took advantage of the continuing low long-term interest environment by issuing $500.0 million of unsecured interest only notes on March 18, 2003 at a weighted average fixed interest rate of 5.11% and weighted average term of 8.2 years. In connection with this offering we entered into interest rate lock agreements. After including the impact of these hedging activities the all-in blended effective rate for this offering was 4.88%. We used the net proceeds of $498.7 million primarily to reduce borrowings on our Credit Facility. We refinanced or unencumbered other Properties during 2003 that also decreased our overall average borrowing rates.

            We expect our overall Portfolio performance will be stable in 2003 as we expect to maintain similar leasing spreads, maintain or increase occupancy, and increase average base rents psf.

            The Portfolio data discussed in this operational overview includes some of the key operating statistics for our regional malls that we believe are necessary to understand our business including occupancy, average base rents psf, leasing spreads, and comparable sales psf. Operating statistics give effect to newly acquired Properties beginning in the year of acquisition and do not include Properties located outside of the United States. This overview is subject to the more detailed descriptions of our operations appearing elsewhere in this report.

Results of Operations

            The following acquisitions, dispositions, and openings affected our consolidated results from continuing operations in the comparative periods:

  •
  On May 3, 2002, we completed the Rodamco acquisition that added five new consolidated Properties.
  •
  On July 19, 2002, we acquired the remaining ownership interest in Copley Place that resulted in our consolidation of this Property. Our initial joint venture interest in this Property was acquired as part of the Rodamco acquisition.
  •
  During 2002, we sold seven of the nine assets that were held for sale as of December 31, 2001. We also sold two other non-core Properties in the fourth quarter of 2002.

            Our discontinued operations resulted from the sale or commitment to sell the following Properties (date of sale):

•	Richmond Square, Mounds Mall, Mounds Mall	•	Memorial Plaza (May 21, 2003),
	Cinema, and Memorial Mall (January 9, 2003),	•	Fox River Plaza (May 22, 2003), and
•	Forest Village Park Mall (April 29, 2003),	•	Eastern Hills Mall (July 1, 2003)
•	North Riverside Park (May 8, 2003),

            The following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

  •
  On May 3, 2002, we completed the Rodamco acquisition that added six new joint venture Properties during the period, including our initial interest in Copley Place.
  •
  On May 31, 2002, we sold our interests in our five value oriented super-regional malls to Mills Corporation.
  •
  On April 1, 2002, we sold our interest in Orlando Premium Outlets.

            The transactions noted above are collectively referred to as the "Property Transactions". In the following discussions of our results of operations, "comparable" refers to Properties open and operating throughout both the current and prior six month periods.

            In addition to the Property Transactions, on January 1, 2003, the Operating Partnership acquired all of the remaining equity interests of the Management Company. The Management Company was previously accounted for using the equity method during the three and six months ended June 30, 2002. The Management Company is now consolidated, therefore, its revenues and expenses are included in the accompanying unaudited combined statements of operations and comprehensive income for the three and six months ended June 30, 2003. On March 14, 2003, we purchased the remaining ownership interest in The Forum Shops at Caesars in Las Vegas, NV.

  Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

            Minimum rents, excluding rents from our consolidated Simon Brand Ventures ("Simon Brand") and Simon Business Network ("Simon Business") initiatives, increased $19.6 million during the period. The net effect of the Property Transactions increased minimum rents $13.9 million. Comparable rents increased $5.7 million due to leasing of space at higher rents and increased occupancy, resulting in an increase in base rents of $6.3 million offset by a decrease in straight-line rents of $1.9 million.

            The Management Company recorded fee revenues of $14.8 million and insurance premium revenues of $6.5 million. Substantially all of the Management Company's revenues are management, leasing, development fees, and insurance premium revenues received from unconsolidated joint venture Properties.

            Total other income, excluding Simon Brand and Simon Business initiatives, decreased $7.8 million. The impact of the consolidation of the Management Company includes the addition of $1.4 million of investment income primarily from the insurance subsidiaries and the elimination of consolidated intercompany interest and dividend income of $3.4 million received from the Management Company previously recorded in other income in 2002. In addition, other income in 2002 includes the gain from our Euro hedges related to the Rodamco acquisition in 2002 of $7.8 million. These decreases in other income were offset by an increase of $3.0 million in lease settlement income.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $8.3 million to $22.0 million from $13.7 million. This includes a net $2.1 million increase primarily from parking services included in the Property Transactions and a $2.4 million increase in revenues from our gift certificates and gift card programs. The remaining increase is due to increased rents and fees from service providers, increased advertising rentals, and event and sponsorship income.

            The Property Transactions accounted for $3.7 million of the increase in tenant reimbursements. The remaining portion of the increase is primarily due to increases in comparable recoverable expenditures. Depreciation and amortization expenses increased $10.7 million primarily due to the net effect of the Property Transactions and the consolidation of the Management Company. Other expenses increased $3.3 million resulting from the $4.7 million favorable adjustment for hedge activity of the Rodamco acquisition in 2002. We incurred $2.1 million of expense related to a litigation settlement included in other expenses in 2002. The increase in home office and regional office costs and general and administrative expenses is due to the consolidation of the Management Company which added $14.8 million of total operating expenses in 2003.

            Interest expense increased $1.3 million. Our average borrowings increased as a result the Rodamco acquisition and the unsecured note offering in March of 2003. This increase was partially offset by an overall decrease in weighted average interest rates as a result of recent refinancing activity and slightly lower variable interest rate levels.

            Gains on sales of assets and other, net, were $170.3 million in the second quarter of 2002 as we sold several Properties and partnership interests. We sold our interest in Orlando Premium Outlets during 2002 to our partner in the joint venture. We sold our interests in five value oriented regional malls to our partner, the Mills Corporation, and sold two of the acquired Rodamco partnership interests and one existing partnership interest to Teachers Insurance and Annuity Association of America ("Teachers") to fund a portion of the Rodamco acquisition. In addition, as part of our disposition strategy we disposed of one of the nine assets held for sale as of December 31, 2001. Finally, we made the decision to no longer pursue certain development projects and we wrote-off the carrying amount of our predevelopment costs and land acquisition costs associated with these projects. The following table summarizes our net gain on sales of assets and other for 2002 (in millions):

Asset	Type (number of properties)	Net Proceeds	Gain/(Loss)
Orlando Premium Outlets	Specialty retail center (1)	$46.7	$39.0
Mills Properties (a)	Value-oriented super-regional mall (5)	150.7	123.3
Asset held for sale	Community center (1)	0.9	0.0
Teachers Transaction	Regional mall (3)	198.0	25.1
Other	Pre-development costs	n/a	(17.1)

		$396.3	$170.3

(a)
Amounts exclude sales of land partnership interests by the Management Company to the Mills Corporation. These sales resulted in net proceeds of $24.1 million, resulting in our share of a gain of $8.4 million, net of tax.

            Income from unconsolidated entities was flat during the comparative periods. Income from unconsolidated partnerships and joint ventures increased $6.7 million resulting from the Rodamco acquisition and our $5.9 million share of income from an outlot land sale at one joint venture Property. These increases were offset by the loss of income due to the sale of our interests in the Mills Properties and Orlando Premium Outlets. In 2002, income from unconsolidated entities included income from the Management Company of $6.7 million. This includes our share of a gain of $8.4 million, net of tax, associated with the sale of land partnership interests owned by the Management Company to the Mills Corporation in 2002 and resulted in net proceeds of $24.1 million.

            The impact to net income for the results of operations of the Management Company, excluding the losses of MerchantWired LLC (a discontinued joint venture), in the comparative periods was a decrease of approximately $4.0 million. Our share of the $8.4 million, net of tax, gains from the partnership interests sold in 2002 was offset by increased management fees as a result of the Rodamco acquisition and increased income from insurance subsidiaries.

            Losses from MerchantWired LLC in 2002 included our indirect share of operating losses of $2.0 million, after a tax benefit of $1.1 million, and the Management Company's write-off of its investment in MerchantWired LLC of $22.5 million, after a tax benefit of $9.4 million.

            Finally, we continued our disposition activities in 2003 with the sale of five non-core Properties consisting of two regional malls and three community centers, including one on July 1, 2003. These non-core Properties were sold for $40.1 million, excluding $17.0 million of net proceeds received on July 1, 2003, that resulted in a net loss of $17.0 million. As a result of these transactions, we reclassified the results of operations from these consolidated Properties to discontinued operations.

  Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $47.2 million during the period. The net effect of the Property Transactions increased minimum rents $33.4 million. Comparable rents increased $13.8 million due to the leasing of space at higher rents and increased occupancy, resulting in an increase in base rents of $13.3 million, and an increase in temporary tenant income of $1.4 million primarily due to increased rents from kiosks. These increases were offset by a $1.9 million decrease in straight-line rent revenue.

            The Management Company recorded fee revenues of $28.0 million and insurance premium revenues of $12.1 million.

            Total other income, excluding Simon Brand and Simon Business initiatives, decreased $17.2 million. The impact of the consolidation of the Management Company includes the addition of $3.1 million of investment income primarily from the insurance subsidiaries and the elimination of consolidated intercompany interest and dividend income of $6.6 million received from the Management Company previously recorded in other income in 2002. In addition, outlot land sales decreased by $4.0 million due to higher than normal activity in 2002 and other income in 2002 includes the impact of our hedges of the Rodamco acquisition in 2002, of which $7.8 million is included in other income and $0.7 million of expense is included in other expenses.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $12.5 million to $40.3 million from $27.8 million. This includes a net $4.1 million increase primarily from parking services included in the Property Transactions and a $3.8 million increase in revenues from our gift certificates and gift card programs. The remaining increase is due to increased rents and fees from service providers, increased advertising rentals, and event and sponsorship income.

            The Property Transactions accounted for $13.0 million of the increase in tenant reimbursements. The remaining portion of the increase is primarily due to increases in comparable recoverable expenditures. Depreciation and amortization expenses increased $24.1 million primarily due to the net effect of the Property Transactions, the consolidation of the Management Company, and an increase in tenant cost amortization. Other expenses decreased $2.1 million due to the $3.1 million of expense related to a litigation settlement in 2002 offset by an increase of $1.0 million in ground rent expense. The increase in home office and regional office costs and general and administrative expenses is due to the consolidation of the Management Company which added $24.3 million of total operating expenses in 2003.

            Interest expense increased $5.4 million. Our average borrowings increased as a result of the Rodamco acquisition and the unsecured note offering in March of 2003. This increase was offset by an overall decrease in weighted average interest rates as a result of refinancing activity and slightly lower variable interest rate levels.

            In 2002, our gains on sales of assets and other, net, of $170.3 million for the six months ended June 30, 2002 include the amounts previously discussed in the three months ended June 30, 2002. In addition to those transactions we sold one of the other assets held for sale that resulted in $2.9 million of net proceeds and resulted in no gain or loss. During 2002, we also recognized $16.1 million in gains on the forgiveness of debt related to the disposition of two regional malls. Net cash proceeds from these dispositions were $3.6 million.

            Income from unconsolidated entities increased $3.7 million during the comparative periods. Income from unconsolidated partnerships and joint ventures increased $11.7 million resulting from the Rodamco acquisition and our $5.9 million share of income from an outlot land sale at one joint venture Property. These increases were offset by the loss of income due to the sale of our interests in the Mills Properties and Orlando Premium Outlets. In 2002, income from unconsolidated entities included income from the Management Company of approximately $8.0 million. This includes our share of the gain of $8.4 million, net of tax, associated with the sale of land partnership interests previously discussed.

            Losses from MerchantWired LLC in 2002 included our indirect share of operating losses of $10.2 million, after a tax benefit of $6.2 million. The operating losses of MerchantWired LLC included our share of an impairment charge of $4.2 million, after tax, on certain technology assets. The Management Company recorded a net write-off of $22.5 million, after a tax benefit of $9.4 million, of its investment in MerchantWired LLC in June 2002. The total technology write-off related to MerchantWired LLC was $38.8 million before tax.

            The impact to net income for the results of operations of the Management Company, excluding the losses of MerchantWired LLC, in the comparative periods was essentially flat. Increased management fees as a result of the Rodamco acquisition and increased income from insurance subsidiaries were offset by the partnership interests sold in 2002 previously discussed.

            Finally, we continued our disposition activities in 2003 with the sale of nine non-core Properties consisting of five regional malls and four community centers, including one on July 1, 2003. These non-core Properties were sold for a total of $88.9 million, including $17.0 million of net proceeds received on July 1, 2003, that resulted in a net loss of $12.8 million. As a result of these transactions, we reclassified the results of operations from these consolidated

Properties to discontinued operations. These dispositions will not have a material effect on our results of operations or liquidity.

Liquidity and Capital Resources

            Our liquidity is derived primarily from our leases that generate positive net cash flow from operations and distributions from unconsolidated entities. Our balance of cash and cash equivalents decreased $45.7 million to $351.4 million as of June 30, 2003, including a balance of $88.7 million related to our gift certificate program, which we do not consider available for general working capital purposes.

            Another source of liquidity is our Credit Facility, which provides flexibility as our cash needs vary from time to time. On June 30, 2003, the Credit Facility had available borrowing capacity of $686.3 million net of outstanding borrowings of $539.6 million, including borrowings of €34.7 million, and letters of credit of $24.1 million. The Credit Facility bears interest at LIBOR plus 65 basis points with an additional 15 basis point facility fee on the entire $1.25 billion facility and provides for variable grid pricing based upon our corporate credit rating. The Credit Facility has an initial maturity of April 2005, with an additional one-year extension available at our option. We and the Operating Partnership also have access to public equity and long term unsecured debt markets. Finally, we have access to private equity from institutional investors at the Property level. Our current senior unsecured debt ratings are Baa2 by Moody's Investors Service and BBB by Standard & Poor's and our current corporate rating is BBB+ by Standard & Poor's.

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $377.8 million and we consolidated $48.9 million of cash from the acquisition of the remaining ownership interests in the Management Company. In addition, we received $71.9 million in connection with the sale of eight non-core Properties. Finally, we had net proceeds from all of our debt financing and repayment activities of $162.6 million as discussed below in Financing and Debt. We used these proceeds to fund our $174.0 million acquisition of the remaining ownership interest in The Forum Shops at Caesars in Las Vegas, NV. We also:

  •
  paid shareholder dividends and unitholder distributions totaling $299.7 million,
  •
  paid preferred stock dividends and preferred unit distributions totaling $37.0 million,
  •
  funded consolidated capital expenditures of $113.0 million. These capital expenditures include development costs of $12.1 million, renovation and expansion costs of $83.9 million and tenant costs and other operational capital expenditures of $17.0 million, and
  •
  funded investments in unconsolidated entities of $37.3 million of which $21.1 million was used to fund new developments, redevelopments, and other capital expenditures.

            In general, we anticipate that cash generated from operations will be sufficient in 2003, as well as on a long-term basis, to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to shareholders necessary to maintain our REIT qualification. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operating performance and working capital reserves,
  •
  borrowings on our Credit Facility,
  •
  additional secured or unsecured debt financing, or
  •
  additional equity raised in the public or private markets.

  Financing and Debt

            Unsecured Financing.    On March 18, 2003, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 5.11%. Subsequently, we exchanged notes that had been registered under the Securities Act of 1933 for the Rule 144A notes. The exchange notes and the Rule 144A notes have the same economic terms and conditions. The first tranche is $300.0 million at a fixed interest rate of 4.875% due March 18, 2010 and the second tranche is $200.0 million at a fixed interest rate of 5.45% due March 15, 2013. We used the net proceeds of $498.7 million primarily to reduce borrowings on our Credit Facility.

            On June 15, 2003, we paid off $375.0 million of 6.625% unsecured notes that matured on that date with borrowings from our Credit Facility. The variable rate swap agreements designated as hedges against these unsecured notes also matured on the same date.

            Credit Facility.    During the first six months of 2003, the maximum amount outstanding under the Credit Facility was $539.6 million and the weighted average amount outstanding was $222.8 million. The weighted average interest rate was 1.96% for the six month period ended June 30, 2003.

            On June 27, 2003, we retired our existing €60 million EURO-denominated unsecured credit agreement (the "EURO Facility"), which had an initial maturity date of July 31, 2003, with available working capital of $28.2 million and €34.7 million borrowed from a new EURO sub-tranche of our Credit Facility. We restructured our Credit Facility to establish a $100 million EURO sub-tranche which bears the same interest rate and maturity date as the overall Credit Facility. The amount available under the $100 million EURO sub-tranche will vary with changes in the exchange rate, however, we may also borrow the amount available in dollars under this EURO sub-tranche, if necessary.

  Secured Financing

            On April 1, 2003, we paid off, using available cash flow a $34.0 million variable rate mortgage, at LIBOR plus 150 basis points, that encumbered one consolidated Property. In addition, we refinanced another consolidated mortgaged Property subject to a $100.0 million 4.60% fixed rate mortgage that matures on July 1, 2013. The balance of the previous mortgage was $85.5 million at a weighted average fixed rate of 7.16% and was to mature on December 31, 2003.

            Summary of Financing.    Our consolidated debt adjusted to reflect outstanding derivative instruments consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of June 30, 2003	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2002	Effective Weighted Average Interest Rate
Fixed Rate	$8,107,938	6.78%	$7,941,122	6.81%
Variable Rate	1,593,736	2.62%	1,604,959	3.58%

	$9,701,674	6.10%	$9,546,081	6.27%

            As of June 30, 2003, we had interest rate cap protection agreements on $296.9 million of consolidated variable rate debt. We had interest rate protection agreements effectively converting variable rate debt to fixed rate debt on $134.0 million of consolidated variable rate debt. In addition, we hold $200.0 million of notional amount fixed rate swap agreements that have a weighted average pay rate of 1.66% and a weighted average receive rate of 1.32% at June 30, 2003, which mature in December 2003. We also hold $300.0 million of notional amount variable rate swap agreements that have a weighted average pay rate of 1.20% and a weighted average receive rate of 3.50% at June 30, 2003, which mature in February 2004. As of June 30, 2003, the net effect of these agreements effectively converted $34.0 million of fixed rate debt to variable rate debt. As of December 31, 2002, the net effect of these agreements effectively converted $112.7 million of fixed rate debt to variable rate debt.

            The following table summarizes the material aspects of our future obligations as of June 30, 2003 (dollars in thousands):

	2003	2004 - 2005	2006 - 2008	After 2008	Total
Long Term Debt
Consolidated (1)	$269,880	$2,508,765	$3,342,490	$3,559,250	$9,680,385

Pro rata share of Long Term Debt:
Consolidated (2)	$269,664	$2,507,648	$3,292,410	$3,540,330	$9,610,052
Joint Ventures (2)	51,079	509,304	914,959	867,331	2,342,673

Total Pro Rata Share of Long Term Debt	320,743	3,016,952	4,207,369	4,407,661	11,952,725
Ground Lease commitments	$3,664	$15,156	$23,133	$498,329	$540,282

Total	$324,407	$3,032,108	$4,230,502	$4,905,990	$12,493,007

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps of $21,289.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

            We expect to meet our 2003 maturities through refinancings, the issuance of new debt securities or borrowings on the Credit Facility. We expect to have the ability and financial resources to meet all future long term obligations. Specific financing decisions will be made based upon market rates, property values, and our desired capital structure at the maturity date of each transaction. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of June 30, 2003, we have guaranteed or have provided letters of credit to support $73.3 million of our total $2.3 billion share of joint venture mortgage and other indebtedness presented in the table above.

  Dividends and Distributions

            The Board of Directors declared and we paid a common stock dividend of $0.60 per share in the second quarter of 2003. We are required to pay dividends to maintain our status as a REIT. Our dividends and limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future dividends and the distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT.

  Acquisitions and Dispositions

            Acquisitions.    Acquisition activity is a component of our growth strategy. We selectively acquire individual properties or portfolios of properties, focusing on quality retail real estate. We review and evaluate a limited number of acquisition opportunities as part of this strategy. We expect the acquisitions of Forum Shops at Caesers and Stanford Shopping Center, if acquired as expected, to provide increased cash flow in 2003 and future periods.

            Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Most of our partners are institutional investors who have a history of direct investment in regional mall properties. Partners in our joint ventures may initiate these provisions at any time and if we determine it is in our stockholders' best interests for us to purchase the joint venture interest, we believe we currently have adequate liquidity to execute the purchases of the interests without hindering our cash flows or liquidity. Should we decide to sell any of our joint venture interests, we would expect to use the net proceeds from sale to reduce outstanding indebtedness.

            On December 5, 2002, Simon Property Acquisitions, Inc., our wholly-owned subsidiary, commenced a tender offer to acquire all of the outstanding shares of Taubman Centers, Inc. at a price of $18.00 per share in cash. On January 15, 2003, Westfield America, Inc., the U.S. subsidiary of Westfield America Trust, joined our tender offer and we jointly increased the tender offer to $20.00 per share in cash. As of February 14, 2003 and March 28, 2003, a total of 44,135,107 and 40,302,385 of the 52,207,756 common shares outstanding of Taubman Centers, Inc., were tendered into the offer, respectively. The expiration date of the tender offer has been extended to August 29, 2003. We believe we have adequate liquidity to complete this acquisition. We have deferred $9.3 million, net, in acquisition costs related to this acquisition. If we are unsuccessful in our efforts, these costs will be expensed.

            Dispositions.    We continue to pursue the sale, under the right circumstances, of Properties that no longer meet our strategic criteria. In 2003, we have sold a total of nine Properties, including one on July 1, 2003, that no longer meet our strategic criteria. If we sell any Properties that are classified as held for use, their sale prices may differ from their carrying value. We do not believe the sale of these Properties will have a material impact on our future results of operations or cash flows and their removal from service and sale will not materially affect our ongoing operations. We believe the disposition of these Properties will enhance the overall average quality of our Portfolio.

  Development Activity

            We pursue new development as well as strategic expansion and renovation activity when we believe the investment of our capital meets our risk-reward criteria.

            New Developments.    Development activities are an ongoing part of our business and we seek to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth. The following describes our current new development projects, the estimated total cost, our share of the estimated total cost and the construction in progress balance as of June 30, 2003 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Chicago Premium Outlets	Chicago, IL	438,000	$79.0	$39.5	$12.8	2nd Quarter 2004
Las Vegas Premium Outlets	Las Vegas, NV	435,000	88.0	44.0	36.5	August 2003
Rockaway Town Court	Rockaway, NJ	89,000	17.0	17.0	7.7	September 2003
Lakeline Village	Austin, TX	42,000	5.0	5.0	4.7	October 2003

            We expect to fund these non-recurring capital projects with either available cash flow from operations or borrowings from our Credit Facility. We invested approximately $25.9 million in these four development projects during the first six months of 2003. In total, our share of new developments in 2003 on an accrual basis was approximately $53.7 million. We expect 2003 new development costs during the year to be approximately $90 million.

            Strategic Expansions and Renovations.    We also seek to increase the profitability and market share of the Properties through strategic renovations and expansions. We invested approximately $77.1 million on an accrual basis in redevelopment projects during the first six months of 2003. We have renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $260 million on redevelopment projects in 2003. The following describes our significant renovation and/or expansion projects currently under construction, the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of June 30, 2003 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost	Our Share of Estimated Total Cost	Our Share of Project costs to date		Actual/Estimated Opening Date
Forum Shops at Caesars	Las Vegas, NV	275,000	$139.0	$139.0	$27.2		November 2004
Southpark Mall	Charlotte, NC	309,000	90.0	90.0	55.7		Spring 2004
The Galleria	Houston, TX	696,000	144.0	45.0	42.8	(a)	March 2003
Barton Creek Square	Austin, TX	40,000	28.0	28.0	19.7		August 2003
Dadeland Mall	Miami, FL	71,000	34.0	17.0	16.8	(a)	October 2003

(a)
Amounts include the portion of the project placed in service as of June 30, 2003. As of June 30, 2003, our share of construction in progress for the project at The Galleria was $0.2 million and at Dadeland Mall was $4.3 million.

            International.    The Operating Partnership has a 35.2% ownership interest in European Retail Enterprises, B.V. ("ERE"), that is accounted for using the equity method of accounting. ERE also operates through a wholly-owned subsidiary Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, lessors and managers. Our total current investment in ERE and BEG, including subordinated debt, is approximately $82.1 million. The agreements with BEG and ERE are structured to allow us to acquire an additional 26.1% ownership interest over time. The future commitments to purchase shares from three of the existing shareholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitment is approximately $55 million to purchase shares of stock of ERE, assuming that the three existing shareholders exercise their rights under put options. We expect these purchases to be made from 2004-2008. As of June 30, 2003, ERE and BEG had five Properties open in Poland and three in France.

Non-GAAP Financial Measure — Funds from Operations

            Industry practice is to evaluate real estate properties in part based on funds from operations ("FFO"). We consider FFO to be a key measure of our operating performance that is not specifically defined by accounting principles generally accepted in the United States ("GAAP"). We believe that FFO is helpful to investors because it is a widely recognized measure of the performance of REITs and provides a relevant basis for comparison among REITs. We also use this measure internally to measure the operating performance of our Portfolio.

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

            We have adopted NAREIT's clarification of the definition of FFO that requires us to include the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting change or resulting from the sale of depreciable real estate. However, you should understand that FFO:

  •
  does not represent cash flow from operations as defined by GAAP,
  •
  should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
  •
  is not an alternative to cash flows as a measure of liquidity.

            The following schedule sets forth total FFO before allocation to the limited partners of the Operating Partnership and FFO allocable to Simon Property. This schedule also reconciles combined net income, which we believe is the most directly comparable GAAP financial measure, to FFO for the periods presented.

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Funds From Operations	$245,363	$195,625	$470,305	$381,422

Increase in FFO from prior period	25.4%	3.4%	23.3%	4.0%

Reconciliation:
Net Income	$65,975	$189,506	$136,797	$236,011
Plus:
Limited partners' interest in the Operating Partnership and Preferred distributions of the Operating Partnership	17,847	66,854	39,343	80,774
Depreciation and amortization from combined consolidated properties and discontinued operations	125,852	116,087	247,929	226,445
Our share of depreciation and amortization and other items from unconsolidated affiliates	37,829	36,946	72,502	73,289
(Gain)/Loss on sales of real estate and discontinued operations	17,010	(170,307)	12,735	(170,307)
Gains on debt related transactions resulting from impairment charge (1)	—	(14,056)	—	(14,056)
Less:
Management Company gain on sale of real estate, net	—	(8,400)	—	(8,400)
Minority interest portion of depreciation and amortization	(632)	(1,834)	(1,966)	(3,829)
Preferred distributions and dividends	(18,518)	(19,171)	(37,035)	(38,505)

Funds From Operations	$245,363	$195,625	$470,305	$381,422

FFO allocable to Simon Property	$186,422	$143,159	$355,025	$278,992

(1)
We have excluded $14.1 million of the $16.1 million in gains on debt related transactions on two Properties from FFO as the $14.1 million of the gain resulted from the impairment charge relating to these two Properties that we recorded in accordance with GAAP and was added back to FFO in 2001.

Retail Climate and Tenant Bankruptcies

            Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing vacant spaces resulting from tenant terminations. Pressures which affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth, and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from store closings or bankruptcies. We lost approximately 278,000 of square feet of mall shop tenants in 2003. We expect 2003 to be slightly higher than 2002 in terms of square feet lost to bankruptcies, however, we cannot assure you that this will occur.

            The geographical diversity of our Portfolio mitigates some of the risk of an economic downturn. In addition, the diversity of our tenant mix also is important because no single retailer represents either more than 2.0% of total GLA or more than 4.5% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. We have demonstrated an ability to successfully retenant anchor and in line store locations during soft economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, we cannot assure you that we will successfully execute our releasing strategy.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

            Sensitivity Analysis. A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 as filed with the Securities and Exchange Commission for the year ended December 31, 2002. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2002.

Item 4. Controls and Procedures

  (a)
  Based on an evaluation of our disclosure controls and procedures (as defined in §§ 240.13a-14(c) and 240.15b-14(c)) as of July 31, 2003, the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

  (b)
  There have been no significant changes in our internal controls and other factors that could significantly affect these controls subsequent to July 31, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II — Other Information

  Item 1.    Legal Proceedings

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the Operating Partnership and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant in connection with the sale to Teachers. Although the Complaint seeks unspecified damages, Triple Five has submitted a report of a purported expert witness that attempts to quantify its damages at between approximately $80 million and $160 million. On August 12, 2002, the court granted in part and denied in part motions for partial summary judgment filed by the parties. Trial in this matter began on June 2, 2003 and is ongoing. It is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any. We believe that the Triple Five litigation will not have a material adverse effect on our financial position or results of operations. In connection with the financing, the Operating Partnership agreed to indemnify the mortgage loan lenders and other nonparties to the litigation for certain costs, including litigation expenses and damages.

            Taubman Centers, Inc.    On December 5, 2002, we commenced litigation in the United States District Court for the Eastern District of Michigan (the "Court") against Taubman Centers, its Board of Directors and certain members of the Taubman family. In that action, we broadly allege that the Board of Directors has breached, and continues to breach, its fiduciary duties by failing to consider our offer on the merits, and that the Taubman family should be prevented from voting its Series B Preferred Stock which we contend was wrongfully obtained by the Taubman family without a shareholder vote and in violation of Michigan law. We filed a first amended complaint and a second amended complaint on December 30, 2002 and February 5, 2003, respectively. The initial complaint and each amended complaint has been filed with the Commission as an exhibit to our Tender Offer Statement on Schedule TO. On January 22, 2003, the Court issued an opinion and order denying in part, and granting in part, Taubman Centers' and the other defendants' motion to dismiss Count I of our complaint, as amended. The Court held that while the issuance in 1998 of the Series B Preferred Stock by Taubman Centers to the Taubman family did not violate Michigan law, the Taubman family's purported blocking position in Taubman Centers may be challenged by us. We filed a motion for preliminary injunction and the Court held a hearing on our motion on March 21, 2003. At that hearing, we argued that, among other things, the Taubman family's "group" voting power was obtained in violation of Michigan law, that the Taubman family's Series B Preferred Stock was improperly acquired in breach of fiduciary duties owed to Taubman Centers' public shareholders and that the Taubman Centers' Board of Directors has breached, and is continuing to breach, its fiduciary duties to the Taubman Centers' public shareholders. In an Amended Opinion and Order dated May 8, 2003, the Court confirmed its ruling of May 1, 2003 that the Taubman family and certain third parties may not vote their 33.6% controlling block of shares in Taubman Centers unless a majority of disinterested shareholders approve voting rights for those shares. The Court held that the formation of a group in November 2002 by the Taubman family and those parties to vote the 33.6% controlling block of shares was a "control share acquisition" within the meaning of Chapter 7B of the Michigan Business Corporation Act and, therefore, none of the shares comprising the 33.6% block, including the Series B Preferred Stock held by the Taubman family,can be voted unless and until voting rights for those shares have been approved by Taubman Centers' disinterested shareholders. The Court also held that the Taubman Centers board breached its fiduciary duties by enacting a bylaw amendment in December 2002, which makes it more difficult for shareholders to call a special meeting to remove impediments to the joint tender offer of Simon Property Acquisitions, Inc., Simon Property's wholly-owned subsidiary, and Westfield America, Inc. The Court, however, did not reach the merits of Simon Property's claims for breach of fiduciary duty concerning the 1998 issuance of Series B Preferred Stock to the Taubman family, and dismissed those claims on procedural grounds. On May 9, 2003, Taubman Centers filed a notice of appeal and a motion to suspend the injunction. On May 20, 2003, the Court ordered that the injunction be suspended pending the outcome of the appeal. The Court's order of May 20, 2003 also requires Taubman Centers to move for expedited review of its appeal and refrain from engaging in any activity to impede the joint tender offer. The Sixth Circuit Court of Appeals has agreed to expedite the appeal. Briefing has been completed by the parties but the Court of Appeals has not reached a decision.

  Item 2.    Changes in Securities and Use of Proceeds

            None.

  Item 4.    Submissions of Matters to a Vote of Security Holders

            The annual meeting of the stockholders of Simon Property was held on May 7, 2003. The matters submitted to the stockholders for a vote included (a) the election of 7 directors to Simon Property's Board of Directors; (b) approval of an amendment to the 1998 Stock Incentive Plan and (c) ratification of auditors.

            The following table sets forth the results of voting on these matters:

Matter:	Number of Votes FOR	Number of Votes WITHHELD	Number of Abstentions/ Broker-Non Votes
Election of Directors:
Birch Bayh	162,702,283	3,346,189	0
Melvyn E. Bergstein	162,841,386	3,207,086	0
Linda Walker Bynoe	162,811,938	3,236,534	0
G. William Miller	160,776,434	5,272,038	0
J. Albert Smith, Jr.	161,883,497	4,164,975	0
Pieter S. van den Berg	161,943,909	4,104,563	0
Philip J. Ward	162,878,699	3,169,773	0
Amendment to the 1998 Stock Incentive Plan:	149,810,213	6,480,975	1,205,115
Ratification of Ernst & Young LLP	149,964,962	6,505,931	1,033,691

            Members of the Board of Directors whose term of office as director continued after the Annual Meeting other than those elected are Melvin Simon, Herbert Simon, David Simon, Richard S. Sokolov, Fredrick W. Petri and M. Denise DeBartolo York.

  Item 6.    Exhibits and Reports on Form 8-K

  (a)    Exhibits

10.1	Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Appendix G to the Registrant's Definitive Proxy Statement on Schedule 14A dated April 7, 2003).
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)    Reports on Form 8-K

            Two reports on Form 8-K were filed during the current period.

            On May 8, 2003 under Item 9 — Regulation FD Disclosure, Simon Property reported that it made available additional ownership and operational information concerning Simon Property, Simon Property Group, L.P., and the properties owned or managed as of March 31, 2003, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, Simon Property reported that, on May 7, 2003, Simon Property issued a press release containing information on earnings as of March 31, 2003 and other matters. A copy of the press release was included as an exhibit to the filing.

            On June 12, 2003 under Item 5 — Other Events and Regulation FD Disclosure, Simon Property reported that it re-issued its historical financial statements for the fiscal years ended December 31, 2002, 2001, and 2000 in connection with the addoption of SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." Simon Property also re-issued Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") that accompanied the financial statements in its Annual Report on Form 10-K for the year ended December 31, 2002. Simon Property also updated its disclosure of non-GAAP Financial Measurements in the MD&A to comply with Regulation G. The re-issued historical financial statements, MD&A, and non-GAAP Financial Measurements were included as exhibits to the filing.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
/s/ Stephen E. Sterrett Stephen E. Sterrett, Executive Vice President and Chief Financial Officer
Date: August 5, 2003

QuickLinks

Unaudited Combined Balance Sheets
Unaudited Combined Statements of Operations and Comprehensive Income
Unaudited Combined Statements of Cash Flows
Condensed Notes to Unaudited Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosure About Market Risk
  Item 4. Controls and Procedures
  Part II — Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submissions of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES