Form 10-Q
period 2003-09-30
SIMON PROPERTY GROUP INC /DE/
filed 2003-11-13
CIK 1063761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES    ☒        NO    ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).            YES    ☒        NO    ☐

As of October 15, 2003 188,102,107 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding.

SIMON PROPERTY GROUP, INC.

FORM 10-Q

INDEX

		Page
Part I — Financial Information
Item 1.	Unaudited Financial Statements
Simon Property Group, Inc.:
	Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Statements of Operations and Comprehensive Income for the three-month and nine-month periods ended September 30, 2003 and 2002	4
	Statements of Cash Flows for the nine-month periods ended September 30, 2003 and 2002	5
	Condensed Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Qualitative and Quantitative Disclosure About Market Risk	26
Item 4.	Controls and Procedures	26
Part II — Other Information
Items 1 through 6.		27
Signatures		29
Certifications		30

Simon Property Group, Inc.
Unaudited Combined Balance Sheets
(Dollars in thousands, except share amounts)

	September 30, 2003	December 31, 2002
ASSETS:
Investment properties, at cost	$14,822,113	$14,249,615
Less — accumulated depreciation	2,478,513	2,222,242

	12,343,600	12,027,373
Cash and cash equivalents	361,067	397,129
Tenant receivables and accrued revenue, net	275,994	311,361
Notes and advances receivable from Management Company and affiliates	—	75,105
Investment in unconsolidated entities, at equity	1,486,862	1,665,654
Goodwill, net	37,212	37,212
Deferred costs, other assets, and minority interest, net	600,242	390,668

Total assets	$15,104,977	$14,904,502

LIABILITIES:
Mortgages and other indebtedness	$10,000,254	$9,546,081
Accounts payable, accrued expenses, and deferred revenues	621,416	624,505
Cash distributions and losses in partnerships and joint ventures, at equity	17,798	13,898
Other liabilities, minority interest and accrued dividends	187,779	228,508

Total liabilities	10,827,247	10,412,992

COMMITMENTS AND CONTINGENCIES (Note 8)
LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIP	778,745	872,925
LIMITED PARTNERS' PREFERRED INTEREST IN THE OPERATING PARTNERSHIP	150,852	150,852
SHAREHOLDERS' EQUITY:
CAPITAL STOCK (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock (Note 7)):
All series of preferred stock, 100,000,000 shares authorized, 16,829,957 and 16,830,057 issued and outstanding, respectively. Liquidation values $857,996 and $858,006, respectively	814,602	814,254
Common stock, $.0001 par value, 400,000,000 shares authorized, 188,096,157 and 184,438,095 issued and outstanding, respectively	19	18
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000 issued and outstanding	1	1
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,736,234	3,686,161
Accumulated deficit	(1,148,359)	(961,338)
Accumulated other comprehensive income	13,587	(8,109)
Unamortized restricted stock award	(15,433)	(10,736)
Common stock held in treasury at cost, 2,098,555 shares	(52,518)	(52,518)

Total shareholders' equity	3,348,133	3,467,733

	$15,104,977	$14,904,502

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Combined Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE:
Minimum rent	$337,571	$325,795	$1,002,974	$942,078
Overage rent	9,637	9,610	24,600	24,552
Tenant reimbursements	174,755	163,718	505,616	467,621
Management fees and other revenues (Note 1)	19,102	—	59,202	—
Other income	25,515	41,949	77,040	100,318

Total revenue	566,580	541,072	1,669,432	1,534,569

EXPENSES:
Property operating	86,575	84,479	247,662	233,772
Depreciation and amortization	127,822	123,526	374,350	346,661
Real estate taxes	57,129	53,687	168,572	156,800
Repairs and maintenance	18,769	18,446	62,192	52,798
Advertising and promotion	14,344	14,219	38,271	37,447
Provision for credit losses	2,301	2,182	11,029	6,805
Home and regional office costs (Note 2)	17,688	10,363	56,571	32,494
General and administrative (Note 2)	4,030	790	11,108	2,587
Costs related to withdrawn tender offer (Note 8)	10,500	—	10,500	—
Other	5,696	6,260	17,753	20,416

Total operating expenses	344,854	313,952	998,008	889,780

OPERATING INCOME	221,726	227,120	671,424	644,789
Interest expense	149,196	151,841	451,992	449,269

Income before minority interest	72,530	75,279	219,432	195,520
Minority interest	(888)	(1,811)	(3,307)	(6,369)
Gain (loss) on sales of assets and other, net (Note 9)	(5,146)	76	(5,122)	170,383
Gain (loss) from debt related transactions, net (Note 2)	—	(1,790)	—	14,349
Income tax expense of taxable REIT subsidiaries	(2,422)	—	(6,450)	—

Income before unconsolidated entities	64,074	71,754	204,553	373,883
Loss from MerchantWired, LLC, net (Note 5)	—	—	—	(32,742)
Income from other unconsolidated entities	24,015	22,933	70,989	66,183

Income before discontinued operations	88,089	94,687	275,542	407,324
Results of operations from discontinued operations	329	2,248	1,774	6,396
Loss on disposal or sale of discontinued operations, net	(12,935)	—	(25,693)	—

Income before allocation to limited partners	75,483	96,935	251,623	413,720
LESS:
Limited partners' interest in the Operating Partnership	14,244	19,514	47,917	94,618
Preferred distributions of the Operating Partnership	2,835	2,835	8,505	8,505

NET INCOME	58,404	74,586	195,201	310,597
Preferred dividends	(15,683)	(15,683)	(47,048)	(48,518)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$42,721	$58,903	$148,153	$262,079

BASIC EARNINGS PER COMMON SHARE:
Income before discontinued operations	$0.28	$0.31	$0.89	$1.44

Net income	$0.23	$0.32	$0.79	$1.47

DILUTED EARNINGS PER COMMON SHARE:
Income before discontinued operations	$0.27	$0.31	$0.88	$1.44

Net income	$0.22	$0.32	$0.78	$1.47

Net Income	$58,404	$74,586	$195,201	$310,597
Unrealized gain (loss) on interest rate hedge agreements	2,588	(680)	18,507	(1,099)
Net (income) loss on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	(109)	862	(2,704)	3,854
Currency translation adjustment	7,127	23	4,736	57
Other	(1,136)	—	1,157	—

Comprehensive Income	$66,874	$74,791	$216,897	$313,409

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Combined Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,201	$310,597
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	388,193	364,321
Gain from debt related transactions	—	(14,317)
(Gain) Loss on sales of assets and other, net	5,122	(170,383)
Loss on disposal or sale of discontinued operations, net	25,693	—
Limited partners' interest in the Operating Partnership	47,917	94,618
Preferred distributions of the Operating Partnership	8,505	8,505
Straight-line rent	(2,496)	(4,225)
Minority interest	3,307	6,369
Minority interest distributions	(3,788)	(9,506)
Equity in income of unconsolidated entities	(70,989)	(33,441)
Distributions of income from unconsolidated entities	63,830	53,680
Changes in assets and liabilities —
Tenant receivables and accrued revenue	59,680	50,827
Deferred costs and other assets	(77,831)	(10,218)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(124,364)	(120,672)

Net cash provided by operating activities	517,980	526,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(507,518)	(1,127,474)
Capital expenditures, net	(211,242)	(154,531)
Cash from acquisitions	—	8,516
Cash from consolidation of the Management Company	48,910	—
Net proceeds from sale of assets, partnership interests, and discontinued operations	91,813	425,059
Investments in unconsolidated entities	(77,560)	(65,780)
Distributions of capital from unconsolidated entities and other	130,791	163,766
Notes and advances to Management Company and affiliate	—	(11,861)

Net cash used in investing activities	(524,806)	(762,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock, net	5,324	341,360
Minority interest contributions	—	641
Preferred distributions of the Operating Partnership	(8,505)	(8,505)
Preferred dividends and distributions to shareholders	(385,540)	(339,031)
Distributions to limited partners	(111,132)	(103,729)
Mortgage and other note proceeds, net of transaction costs	1,667,308	2,394,416
Mortgage and other note principal payments	(1,196,691)	(2,082,963)

Net cash provided by (used in) financing activities	(29,236)	202,189

DECREASE IN CASH AND CASH EQUIVALENTS	(36,062)	(33,961)
CASH AND CASH EQUIVALENTS, beginning of period	397,129	259,760

CASH AND CASH EQUIVALENTS, end of period	$361,067	$225,799

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of September 30, 2003, we owned or held an interest in 239 income-producing properties in the United States, which consisted of 170 regional malls, 64 community shopping centers, and five office and mixed-use properties in 36 states (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties whose operating income includes two or more significant retail, office, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in other real estate assets and ownership interests in nine retail real estate properties operating in Europe and Canada.

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

2.    Basis of Presentation

            The accompanying financial statements are unaudited. However, we prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States for interim financial information, the rules and regulations of the Securities and Exchange Commission, and the accounting policies described in our financial statements for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. They do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements.

            The accompanying unaudited financial statements of Simon Property include Simon Property and its subsidiaries. Simon Property and SPG Realty were entities under common control during 2002 and, accordingly, we accounted for the merger of SPG Realty into Simon Property on December 31, 2002 similar to a pooling of interests.

We combined the assets, liabilities, revenues and expenses of SPG Realty with Simon Property at their historical amounts. The accompanying unaudited balance sheets and related disclosures in these notes to financial statements represent the merged balance sheet of Simon Property as of December 31, 2002. In addition, the statements of operations and comprehensive income, statements of cash flows, and related disclosures in these notes to financial statements for the three-months and nine-months ended September 30, 2002 represent the combined results of Simon Property and SPG Realty.

            In our opinion, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. We eliminated all significant intercompany amounts. The results for the interim period ended September 30, 2003 are not necessarily indicative of the results to be obtained for the full fiscal year.

            As of September 30, 2003, of our 239 Properties we consolidated 159 wholly-owned Properties and 11 less-than-wholly-owned Properties which we control, and we accounted for 69 Properties using the equity method. We manage the day-to-day operations of 59 of the 69 equity method Properties.

            We allocate net operating results of the Operating Partnership after preferred distributions based on the partners' respective weighted average ownership interests and after preferred distributions of the Operating Partnership and preferred dividends. Our direct and indirect ownership interest in the Operating Partnership were as follows:

Weighted Average for the Nine Months Ended September 30,		As of September 30,	As of December 31,
2003	2002	2003	2002
75.3%	73.4%	75.5%	74.3%

            Preferred distributions of the Operating Partnership in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units.

            We made certain reclassifications of prior period amounts in the financial statements to conform to the 2003 presentation. These include reclassifying certain home office and regional office costs, and general and administrative expenses, the adoption of SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145") and presenting results of operations from discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

            As a result of the consolidation of the Management Company, we have elected to present "home and regional office costs" and "general and administrative" expenses as separate expense captions. In 2002, "home and regional office costs" and "general and administrative" expenses incurred related to consolidated Properties were included in "Property operating" expense. These expenses through September 30, 2002 have been reclassified to conform with the current year presentation. "Home and regional office costs" include salary and benefits, office rent, office expenses and information services expenses incurred in our home office and regional offices. "General and administrative" expenses represent the costs of operating as a public company and include such items as stock exchange fees, public and investor relations expenses, certain executive officers' compensation expenses, audit fees, and legal fees.

            Effective January 1, 2003, we adopted SFAS No. 145 and therefore we have reclassified for all periods presented in the accompanying combined statements of operations and comprehensive income those items which no longer qualify as extraordinary items to income from continuing operations. In 2002, we reclassified $14.3 million of gains from debt extinguishments of consolidated Properties to "Gains from debt related transactions, net." The adoption of SFAS No. 145 had no impact on net income previously reported.

            As a result of our disposition activities in 2003 discussed in Note 9, we reclassified the results of operations of the ten Properties sold to discontinued operations which is presented as a separate line in the accompanying statements of operations and comprehensive income for all periods presented.

3.    Per Share Data

            We determine basic earnings per share based on the weighted average number of shares of common stock outstanding during the period. We determine diluted earnings per share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all dilutive potential common shares were converted into shares at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per share. The effect of dilutive securities amounts presented in the reconciliation below represents the common shareholders' pro rata share of the respective line items in the statements of operations and is after considering the effect of preferred dividends.

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Common Shareholders' share of:
Income before discontinued operations	$52,242	$57,233	$166,162	$257,383
Discontinued operations	(9,521)	1,670	(18,009)	4,696

Net Income available to Common Shareholders — Basic	$42,721	$58,903	$148,153	$262,079

Effect of dilutive securities:
Impact to General Partner's interest in Operating Partnership from all dilutive securities and options	23	59	151	1,828

Net Income available to Common Shareholders — Diluted	$42,744	$58,962	$148,304	$263,907

Weighted Average Shares Outstanding — Basic	189,165,175	185,532,407	188,444,667	178,013,458
Effect of stock options	894,631	729,453	786,343	677,825
Effect of convertible preferred stock (1)	—	—	—	1,227,992

Weighted Average Shares Outstanding — Diluted	190,059,806	186,261,860	189,231,010	179,919,275

(1)
Only Series A convertible preferred stock was dilutive for the nine-months ended September 30, 2002.

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Basic and diluted per share amounts:
Discontinued operations	(.05)	.01	(.10)	.03

            For the period ending September 30, 2003, potentially dilutive securities include the Series B convertible preferred stock, certain preferred units of limited partnership interest of the Operating Partnership, and the units of limited partnership interest ("Units") in the Operating Partnership which are exchangeable for common stock. However, other than the Series A convertible preferred stock for the nine months ended September 30, 2002, these securities were not dilutive during any period presented.

4.    Cash and Cash Flow Information

            Our balance of cash and cash equivalents as of September 30, 2003 included $87.8 million and as of December 31, 2002 included $171.2 million related to our gift card and certificate programs, which we do not consider available for general working capital purposes.

5.    Investment in Unconsolidated Entities

Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties and diversify our risk in a particular property or trade area. We may also use joint ventures in the development of new properties. We held joint venture ownership interests in 69 Properties as of September 30, 2003 and 68 as of December 31, 2002. Since we do not fully control these joint venture Properties, accounting principles generally accepted in the United States currently require that we account for these Properties on the equity method. See Note 10 for discussion on the impact of new accounting pronouncements on consolidation principles. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for partners which are customary in real estate partnership agreements and the industry. Our partners in these joint ventures may initiate these provisions at any time, which will result in either the sale of or the use of available cash or borrowings to acquire the partnership interest.

            Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follow. This information includes the 69 joint venture interests mentioned above, which includes Mall of America (see Note 8), as well as other joint venture real estate assets and ownership interests in nine retail properties operating in Europe and Canada. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated, when we have acquired an additional interest in the joint venture and have as a result, gained control of the Property. We reclassified these line items into "Discontinued Joint Venture Interests", so that we may present comparative results of operations for those joint venture interests held as of September 30, 2003.

BALANCE SHEETS	September 30, 2003	December 31, 2002
Assets:
Investment properties, at cost	$8,826,865	$8,160,065
Less — accumulated depreciation	1,570,167	1,327,751

	7,256,698	6,832,314
Cash and cash equivalents	247,050	199,634
Tenant receivables	202,425	199,675
Investment in unconsolidated entities	19,355	6,966
Other assets	207,854	190,561

Total assets	$7,933,382	$7,429,150

Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,764,397	$5,306,465
Accounts payable and accrued expenses	269,780	289,793
Other liabilities	84,210	66,090

Total liabilities	6,118,387	5,662,348
Preferred Units	152,450	125,000
Partners' equity	1,662,545	1,641,802

Total liabilities and partners' equity	$7,933,382	$7,429,150

Our Share of:
Total assets	$3,248,423	$3,123,011

Partners' equity	657,616	$724,511
Add: Excess Investment, net	811,448	831,728

Our net Investment in Joint Ventures	$1,469,064	$1,556,239

Mortgages and other notes payable	$2,382,622	$2,279,609

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net asset of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
STATEMENTS OF OPERATIONS	2003	2002	2003	2002
Revenue:
Minimum rent	$ 220,789	$ 205,484	$ 649,292	$ 578,084
Overage rent	5,396	5,733	14,390	13,310
Tenant reimbursements	120,047	104,767	338,874	291,518
Other income	51,344	16,109	146,634	35,152

Total revenue	397,576	332,093	1,149,190	918,064
Operating Expenses:
Property operating	77,904	57,560	214,501	155,368
Depreciation and amortization	67,103	58,928	196,814	170,606
Real estate taxes	34,039	31,560	104,525	92,019
Repairs and maintenance	18,205	18,268	56,852	47,395
Advertising and promotion	10,139	9,264	27,474	23,692
Provision for credit losses	3,394	1,499	9,354	3,920
Other	17,889	8,292	58,364	20,116

Total operating expenses	228,673	185,371	667,884	513,116

Operating Income	168,903	146,722	481,306	404,948
Interest Expense	91,119	88,600	270,988	247,803

Income Before Minority Interest and Unconsolidated Entities	77,784	58,122	210,318	157,145
Income from unconsolidated entities	3,019	(1,667)	7,209	(160)
Minority interest	(178)	(389)	(539)	(389)

Income From Continuing Operations	80,625	56,066	216,988	156,596
Income from Discontinued Joint Venture Interests	16	1,065	1,295	15,363

Net Income	$80,641	$57,131	$218,283	$171,959

Third-Party Investors' Share of Net Income	$50,528	$33,232	$128,387	$101,247

Our Share of Net Income	$30,113	$23,899	89,896	70,712
Amortization of Excess Investment	6,098	5,711	18,907	17,203

Income from Unconsolidated Entities	$24,015	$18,188	$70,989	$53,509

Management Company

            We consolidated the Management Company effective January 1, 2003. Therefore, the unaudited balance sheet as of September 30, 2003 and the unaudited statements of operations and comprehensive income, and statements of cash flows for the periods ended September 30, 2003 include the balance sheet and results of operations of the Management Company. Revenues of the Management Company, after intercompany eliminations, consist primarily of management fee revenues earned and are typically based upon the revenues of the property being managed. As a result of the consolidation of the Management Company, we have elected to present "management fees and other revenues" as a separate revenue caption. Substantially all of these revenues are derived from the management of unconsolidated joint venture Properties. We consolidated the Management Company as of January 1, 2003 at historical book values because the transaction occurred with the initial sponsors of Simon Property. The assets of the Management Company as of January 1, 2003 of approximately $200 million, after intercompany eliminations, consisted primarily of the investments of its insurance subsidiaries, investments in unconsolidated entities, a net deferred tax asset, and fixed assets. The liabilities of the Management Company as of January 1, 2003 of approximately $50 million, after intercompany eliminations, consisted primarily of the reserves of its insurance subsidiaries and accounts payable and accrued expenses.

            Prior to January 1, 2003, we accounted for our interest in the Management Company under the equity method of accounting. Our net investment in the Management Company, excluded from the tables above, was $95.5 million as of December 31, 2002. Our share of the Management Company's consolidated net loss, including MerchantWired LLC (a joint venture discontinued in 2002), after intercompany profit eliminations during the three month and nine month periods ended September 30, 2002 is presented below:

Our share of:	For the Three Month Period Ended September 30, 2002	For the Nine Month Period Ended September 30, 2002
Management Company income excluding losses from MerchantWired LLC	$4,745	$ 12,674
Losses from MerchantWired LLC	—	(32,742)

Total net income (loss)	$4,745	$(20,068)

            The losses from MerchantWired LLC for the nine-months ended September 30, 2002 presented above and in the accompanying statements of operations and comprehensive income include our indirect share of the operating losses of MerchantWired LLC of $10.2 million, after a tax benefit of $6.2 million. The operating losses include our share of an impairment charge of $4.2 million, after tax. Finally, the losses from MerchantWired LLC include our indirect share of the write-off of the technology investment in MerchantWired LLC of $22.5 million, after a tax benefit of $9.4 million.

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

            On June 27, 2003, we retired our existing €60 million EURO-denominated unsecured credit agreement (the "EURO Facility"), which had an initial maturity date of July 31, 2003, with available working capital of $28.2 million and €34.7 million borrowed from a new EURO sub-tranche of our Credit Facility. We restructured our Credit Facility to establish a $100 million EURO sub-tranche which bears the same interest rate and maturity date as the overall Credit Facility. The amount available under the $100 million EURO sub-tranche will vary with changes in the exchange rate, however, we may also borrow the amount available under this EURO sub-tranche in dollars, if necessary.

            In connection with our acquisition of Stanford Shopping Center on August 20, 2003, see Note 9, we secured a $220.0 million, 3.60% fixed rate, interest only, five year mortgage. We borrowed $110.0 million from our Credit Facility and used available working capital to fund the remainder of the acquisition.

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

            On November 13, 2003 we announced that we will redeem the remaining 4,316,329 shares of our 6.50% Series B Convertible Preferred Stock on December 15, 2003 at a redemption price of 105% of the liquidated value plus accrued and unpaid distributions to the redemption date or $106.34 per share. At any time until the redemption date, and subject to the terms of the restated certificate of incorporation regarding conversions, each share of 6.50% Series B Convertible Preferred Stock may be converted at the option of the holder into 2.58605 shares of common stock.

            We issued 411,314 shares of common stock related to employee stock options exercised during the first nine months of 2003. We used the net proceeds from the option exercises of approximately $10.0 million for general working capital purposes.

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

            Trial on all of the equitable claims in this matter began June 2, 2003. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that numerous entities and individuals, but not us, breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased from Teachers in October 1999, provided Triple Five remit to us the sum of $81.38 million within nine months of the Order. The court further held that we must disgorge all net profits that we received as a result of our ownership interest in the Mall from October 1999 to the present. The court has appointed a Special Master to determine net profits. We understand that the court intends that the current day-to-day management of the Mall remains unchanged unless and until Triple Five purchases our interest in the Mall.

            We disagree with many aspects of the Order and, at the appropriate time, will appeal the Order to the United States Court of Appeals for the Eighth Circuit. We have also filed a number of post-trial motions, none of which have been decided. We are currently working with the Special Master appointed by the court. It is not possible to provide an assurance of the ultimate outcome of the litigation.

            As a result of the Order, we recorded a $6.0 million loss that is included in "Gain (loss) on sales of assets and other, net" in the accompanying statements of operations and comprehensive income, reflecting our estimate of the financial impact to us from complying with the Order and we have ceased recording any contribution to either net income or Funds from Operations ("FFO") from Mall of America.

            We are currently not subject to any other material litigation other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations.

  Guarantee of Indebtedness

            Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of September 30, 2003, we have guaranteed or have provided letters of credit to support $74.9 million of our total $2.4 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the mortgage. The mortgages guaranteed are secured by the property of the joint venture partnership and could be sold in order to satisfy the outstanding obligation.

  Taubman Centers, Inc. Tender Offer

            On December 5, 2002, Simon Property Acquisitions, Inc., our wholly-owned subsidiary, commenced a tender offer to acquire all of the outstanding shares of Taubman Centers, Inc. ("Taubman") and on January 15, 2003, Westfield America, Inc. ("Westfield"), the U.S. subsidiary of Westfield America Trust, joined our tender offer. On October 8, 2003, we and Westfield withdrew our tender offer for Taubman. As a result we expensed deferred acquisition costs of $10.5 million, net, related to this acquisition. These expenses are included in "Costs related to withdrawn tender offer" in the accompanying statement of operations and comprehensive income. The withdrawal of the tender offer follows the enactment of a law, which amended the Michigan Control Share Acquisitions Act. The law overturned the ruling earlier this year by the Michigan Federal District Court that the Taubman family had violated the statute by not obtaining shareholder approval for their voting shares. The new law effectively allows the Taubman family group to block our and Westfield's all-cash tender offer.

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

            On August 20, 2003, we purchased a 100% stake in Stanford Shopping Center in Palo Alto, California for $333.0 million from Stanford University. Stanford University will continue to hold, as lessor, a long-term ground lease underlying the asset. We funded this purchase with the mortgage discussed in Note 6, with borrowings from our Credit Facility, and with available working capital.

            On November 10, 2003, we completed an initial series of transactions that increased our ownership in Kravco Investments ("Kravco") and The Kravco Company, its affiliated property management company. The remaining transactions, for which definitive documents have been executed, are expected to close in the next two weeks. These transactions will increase our ownership in Kravco from 18% to approximately 80% and in the management company from 15% to 50%. Kravco owns interests in seven regional malls, six of which are located in the Philadelphia metropolitan area. The total consideration is approximately $300 million, including the assumption of $108 million of mortgage indebtedness and the issuance of $120 million of perpetual preferred units of the Operating Partnership. We acquired our initial joint interest in Kravco as part of the Rodamco acquisition.

            During the period ended September 30, 2003, we sold nine non-core Properties, consisting of five regional malls and four community centers. We sold one non-core mixed-use property on October 1, 2003. In total, we received net proceeds from these sales of $123.6 million, including $34.7 million of net proceeds received on October 1, 2003. As a result of these transactions, we recorded a net loss of $25.7 million during the nine months ended September 30, 2003. The Properties and their dates of sale consisted of:

•	Richmond Square, Mounds Mall, Mounds Mall	•	Memorial Plaza on May 21, 2003,
	Cinema, and Memorial Mall on January 9, 2003,	•	Fox River Plaza on May 22, 2003,
•	Forest Village Park Mall on April 29, 2003,	•	Eastern Hills Mall on July 1, 2003, and
•	North Riverside Park Plaza on May 8, 2003,	•	New Orleans Center on October 1, 2003

            As of December 31, 2002, the carrying value of the investment properties at cost, net of accumulated depreciation, of these Properties was $152.5 million. Total revenues from the discontinued operations totaled $28.6 million for the nine months ended September 30, 2002 and $39.2 million for the twelve months ended December 31, 2002.

10.    New Accounting Pronouncements

            In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This pronouncement initially affected our limited life consolidated partnerships that have a minority limited partner and that include a termination date in their respective partnership agreements at which point the partnership must redeem the outstanding equity interests for cash. However, on October 29, 2003, the FASB deferred recording the provisions of SFAS No. 150 that applied to limited life subsidiaries indefinitely. As a result, we do not have any instruments that qualify within the scope of SFAS No. 150 as of September 30, 2003. In seven of our partnerships the applicable partnership agreements provide for a contractual termination date of the agreement based on specified dates or events. SFAS No. 150 requires disclosure of the estimated settlement value of these non-controlling interests. As of September 30, 2003 the estimated settlement value of these non-controlling interests was approximately $25.0 million.

            In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). On October 9, 2003, the FASB announced that it had delayed the effective date of this interpretation to December 31, 2003. FIN 46 requires the consolidation of entities that meet the definition of a variable interest entity in which an enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, we consolidate entities that we control, as defined in our financial statements for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

            Our property partnerships rely primarily on financing from third party lenders, which is secured by first liens on the Property of the partnership and partner equity. Our maximum exposure to loss as a result of our involvement in these partnerships is represented by the carrying amount of our investments in unconsolidated entities as disclosed on the accompanying balance sheets plus our guarantees of joint venture debt as disclosed in Note 8. We are currently finalizing the evaluation of the full effects of the issuance of FIN 46 on the accounting for our ownership interests in each unconsolidated entity. However, we believe that we will consolidate some of our investments in unconsolidated entities as a result of the adoption of FIN 46. We will adopt the interpretation on December 31, 2003.

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of September 30, 2003, we owned or held an interest in 239 income-producing properties in the United States, which consisted of 170 regional malls, 64 community shopping centers, and five office and mixed-use properties in 36 states (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties whose operating income includes two or more significant retail, office, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in other real estate assets and ownership interests in nine retail real estate properties operating in Europe and Canada.

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

            Revenues of M.S. Management Associates, Inc. (the "Management Company"), after intercompany eliminations, consist primarily of management fees that are typically based upon the revenues of the property being managed. We also generate revenues due to our size and tenant relationships from the following:

  •
  Simon Brand Ventures ("Simon Brand") that pursues mall marketing initiatives, including the sale of gift cards. We have completed the roll-out of our Simon Gift Card program to substantially all our regional malls as of September 30, 2003.

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

Operational Overview

            Our core business remained stable during the first nine months of 2003. Regional mall occupancy was 91.9% as of September 30, 2003 and September 30, 2002. Regional mall average base rents increased 4.9% to $31.87 per square foot ("psf") as of September 30, 2003 from $30.37 psf as of September 30, 2002. Our regional mall leasing spreads during the first three quarters of 2003 were $8.12 psf as of September 30, 2003 compared to $7.81 psf as of September 30, 2002. The regional mall leasing spread for 2003 includes new store leases signed at an average of $40.80 psf initial base rents as compared to $32.68 psf for store leases terminating or expiring in the same period. Our same store leasing spread was $7.41 as of September 30, 2003 or a 19.6% growth rate and is calculated by comparing leasing activity completed in 2003 with the previous rents for those exact same spaces. Regional mall comparable sales psf began to strengthen in the third quarter and increased 1.8% to $398 psf as of September 30, 2003, from $391 as of September 30, 2002, as the overall economy begins to show signs of recovery.

            During 2003, we completed acquisitions or increases in ownership of strong core Properties. On March 14, 2003, we purchased the remaining minority interest in The Forum Shops at Caesars ("Forum Shops") in Las Vegas, NV from the minority limited partner who initiated the buy/sell provision of the partnership agreement. We purchased the interest for $174.0 million in cash and assumed the minority limited partner's $74.2 million share of debt, and other partnership liabilities. We funded this purchase with borrowings from our $1.25 billion unsecured credit facility (the "Credit Facility"). On August 20, 2003, we purchased a 100% stake in Stanford Shopping Center in Palo Alto, California for $333.0 million from Stanford University. Stanford University will continue to hold, as lessor, a long-term ground lease underlying the asset. We funded this purchase with borrowings on our Credit Facility and a $220.0 million, 3.6% fixed rate, interest only, five year mortgage. Including the effects of a hedging transaction previously entered into, the initial blended interest rate is 2.81%.

            During the first nine months of 2003, we continued to realize the benefits of the acquisitions we made during 2002. These acquisitions increased consolidated total revenues by $74.3 million, consolidated operating income by $25.8 million, and income from unconsolidated entities by $8.4 million compared to the nine months ended September 30, 2002.

            We also took advantage of the continuing low long-term interest rate environment by issuing $500.0 million of unsecured notes on March 18, 2003 at a weighted average fixed interest rate of 5.11% and weighted average term of 8.2 years. After including the impact of interest rate lock agreements, the all-in blended effective rate for this offering was 4.88%. We used the net proceeds of $498.7 million primarily to reduce borrowings on our Credit Facility. We refinanced or unencumbered other Properties during 2003 that also decreased our overall average borrowing rates.

            On October 8, 2003, we and Westfield America, Inc. ("Westfield"), the U.S. subsidiary of Westfield America Trust, withdrew our tender offer for Taubman. As a result we expensed deferred acquisition costs of $10.5 million, net, related to this acquisition during the third quarter 2003. The withdrawal of the tender offer follows the enactment of a law, which amended the Michigan Control Share Acquisitions Act.

            We expect our overall Portfolio performance will remain stable for the remainder of 2003 as we expect to maintain similar leasing spreads, maintain or increase occupancy, and increase average base rents psf.

            The Portfolio data discussed in this operational overview includes some of the key operating statistics for our regional malls that we believe are necessary to understand our business. These include occupancy, average base rents psf, leasing spreads, and comparable sales psf. Operating statistics give effect to newly acquired Properties beginning in the year of acquisition and do not include Properties located outside of the United States. This overview is subject to the more detailed descriptions of our operations appearing elsewhere in this report.

Results of Operations

            The following acquisitions, dispositions, and openings affected our consolidated results from continuing operations in the comparative periods:

  •
  On August 20, 2003, we acquired a 100% interest in Stanford Shopping Center in Palo Alto, California.

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

            The following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

  •
  On August 4, 2003, we and our joint venture partner completed construction and opened Las Vegas Premium Outlets.

  •
  On May 31, 2002, we sold our interests in our five value oriented super-regional malls to Mills Corporation.

  •
  On May 3, 2002, we completed the Rodamco acquisition that added six new joint venture Properties during the period, including our initial interest in Copley Place.

  •
  On April 1, 2002, we sold our interest in Orlando Premium Outlets.

            The transactions noted above are collectively referred to as the "Property Transactions". In the following discussions of our results of operations, "comparable" refers to Properties open and operating throughout both the current and prior nine month periods.

            Our discontinued operations resulted from the sale of (or commitment to sell) the following Properties as of September 30, 2003 (date of sale):

• Richmond Square, Mounds Mall, Mounds Mall	• Memorial Plaza (May 21, 2003),
• Cinema, and Memorial Mall (January 9, 2003),	• Fox River Plaza (May 22, 2003),
• Forest Village Park Mall (April 29, 2003),	• Eastern Hills Mall (July 1, 2003), and
• North Riverside Park (May 8, 2003),	• New Orleans Centre (October 1, 2003)

            In addition to the Property Transactions, on March 14, 2003, we purchased the remaining ownership interest in Forum Shops. On January 1, 2003, the Operating Partnership acquired all of the remaining equity interests of the Management Company. The Management Company was previously accounted for using the equity method during the three and nine months ended September 30, 2002. The Management Company is now consolidated, therefore, its revenues and expenses are included in the accompanying unaudited combined statements of operations and comprehensive income for the three and nine months ended September 30, 2003.

  Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $10.8 million during the period. The net effect of the Property Transactions increased minimum rents $3.9 million and the purchase accounting estimation of the fair market value of in-place leases as part of our acquisitions, including the Forum Shops, increased rents by $2.3 million. Comparable rents increased $4.6 million due to leasing of space at higher rents, resulting in an increase in base rents of $4.3 million.

            The Management Company recorded fee revenues of $15.3 million and insurance premium revenues of $3.8 million. Substantially all of the Management Company's revenues are management, leasing, development fees, and insurance premium revenues received from unconsolidated joint venture Properties.

            Total other income, excluding Simon Brand and Simon Business initiatives, decreased $14.0 million. The impact of the consolidation of the Management Company includes the addition of $2.3 million of investment income primarily from the insurance subsidiaries and the elimination of consolidated intercompany interest and dividend income that totaled $4.2 million in 2002 received from the Management Company previously recorded in other income in 2002. In addition, outlot land sales decreased by $8.4 million due to higher than normal activity in 2002 and lease settlement income decreased $4.2 million.

            Consolidated revenues from Simon Brand and Simon Business initiatives decreased $1.5 million to $22.7 million from $24.2 million. The decrease is the result of revenues in 2002 that resulted from our settlement with Enron Corporation that totaled $8.6 million, net. The decrease was offset by a $3.9 million increase in revenues from our gift certificates and gift card programs and a net $1.3 million increase primarily from parking services included in the Property Transactions. The remaining decrease is offset by increased advertising rentals and event and sponsorship income. The increased revenues from our gift card and gift certificate programs were offset by a $0.9 million increase in operational expenses relating to our gift card program which are included in property operating expenses.

            Tenant reimbursements increased $11.0 million of which the Property Transactions accounted for $2.7 million of the increase. The remaining portion of the increase is primarily due to increases in comparable recoverable expenditures. The costs related to withdrawn tender offer of $10.5 million relate to our write off of deferred acquisition costs resulting from the withdrawal of our joint tender offer with Westfield for Taubman. The increase in home office and regional office costs and general and administrative expenses is due to the consolidation of the Management Company which added $10.0 million of total operating expenses in 2003.

            Interest expense decreased $2.6 million due to a decrease in weighted average interest rates as a result of recent refinancing activity and slightly lower variable interest rate levels. These effects were partially offset by an increase in average borrowings as a result of the unsecured note offering in March of 2003 and the acquisition of Stanford Shopping Center.

            In 2003, we recorded a $5.1 million net loss on the sale of assets, which primarily consists of the $6.0 million loss we recorded in connection with the Mall of America litigation. In 2002, we recognized $1.8 million of expenses related to the early extinguishment of debt that consisted of prepayment penalties and the write-off of unamortized mortgage costs.

            Income from unconsolidated entities increased $1.1 million during the comparative periods of which $2.9 million resulted from properties acquired in the Rodamco acquisition. In addition, income from unconsolidated entities owned by the Management Company in 2003 totaled $2.0 million. Offsetting these increases income from unconsolidated entities included income from the Management Company of $4.7 million in 2002.

            The impact on net income from the results of operations of the Management Company was an increase of approximately $3.7 million. The increase resulted from increased management fees due to increased revenues of joint ventures and increased insurance premiums from insurance subsidiaries.

            Finally, we committed to sell one mixed-use Property during the period ended September 30, 2003. This non-core Property was sold for $34.7 million in net proceeds, which were received on October 1, 2003, and resulted in a net loss of $13.0 million. As a result of this transaction, we reclassified the results of operations from this consolidated Property to discontinued operations for 2003 and 2002.

  Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $57.9 million during the period. The net effect of the Property Transactions increased minimum rents $35.7 million and the purchase accounting estimation of the fair market value of in-place leases as part of our acquisitions, including the Forum Shops, increased rents by $4.9 million. Comparable rents increased $17.3 million due to the leasing of space at higher rents, resulting in an increase in base rents of $17.4 million. In addition, increased rents from carts, kiosks, and renting unoccupied in-line space increased comparable rents from temporary tenant income by $2.5 million. These increases were offset by a $2.6 million decrease in straight-line rent revenue.

            The Management Company recorded fee revenues of $43.2 million and insurance premium revenues of $16.0 million.

            Total other income, excluding Simon Brand and Simon Business initiatives, decreased $31.2 million. The impact of the consolidation of the Management Company includes the addition of $5.4 million of investment income primarily from the insurance subsidiaries and the elimination of consolidated intercompany interest and dividend income that totaled $10.7 million in 2002 received from the Management Company previously recorded in other income in 2002. In addition, outlot land sales decreased by $12.4 million due to higher than normal activity in 2002 and lease settlement income decreased $4.3 million. In addition, other income in 2002 includes the impact of our hedges of the Rodamco acquisition in 2002, of which $7.8 million is included in other income and $0.7 million of expense is included in other expenses.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $10.9 million to $61.8 million from $50.9 million. This includes a $7.6 million increase in revenues from our gift card and gift certificate programs and a net $5.4 million increase from the Property Transactions primarily due to parking services acquired. These increases were offset by revenues in 2002 that resulted from our settlement with Enron Corporation that totaled

$8.6 million, net. The remaining net increase in revenues is due to increased rents and fees from service providers, increased advertising rentals, and event and sponsorship income. The increased revenues from our gift card and gift certificate programs were offset by a $3.5 million increase in operational expenses relating to our gift card program which are included in property operating expenses.

            Tenant reimbursements increased $38.0 million of which the Property Transactions accounted for $15.7 million of the increase. The remaining portion of the increase is primarily due to increases in comparable recoverable expenditures. Depreciation and amortization expenses increased $27.7 million primarily due to the net effect of the Property Transactions and the consolidation of the Management Company. The costs related to withdrawn tender offer of $10.5 million relate to our write off of deferred acquisition costs resulting from the withdrawal of our joint tender offer with Westfield for Taubman. Other expenses decreased $2.7 million due the $4.0 million of expense related to a litigation settlement in 2002. This was offset by increased ground rent expense of $1.4 million. The increase in home office and regional office costs and general and administrative expenses is due to the consolidation of the Management Company which added $34.3 million of total operating expenses in 2003.

            Interest expense increased $2.7 million. Our average borrowings increased as a result of the Rodamco acquisition, the unsecured note offering in March of 2003, and the acquisition of Stanford Shopping Center. This increase was offset by an overall decrease in weighted average interest rates as a result of refinancing activity, an increase in capitalized imputed interest due to increased development, renovation and expansion activity, and slightly lower variable interest rate levels.

            In 2003, we recorded a $5.1 million net loss on the sale of assets, which primarily consists of the $6.0 million loss we recorded in connection with the Mall of America litigation. In 2002, gains on sales of assets and other, net, were $170.4 million as we sold several Properties and partnership interests. We sold our interest in Orlando Premium Outlets during 2002 to our partner in the joint venture. We sold our interests in five value oriented regional malls to our partner, the Mills Corporation, and sold two of the acquired Rodamco partnership interests and one existing partnership interest to Teachers Insurance and Annuity Association of America to fund a portion of the Rodamco acquisition. In addition, as part of our disposition strategy we disposed of four of the nine assets held for sale as of December 31, 2001. Finally, we made the decision to no longer pursue certain development projects and we wrote-off the carrying amount of our predevelopment costs and land acquisition costs associated with these projects. The following table summarizes our net gain on sales of assets and other for 2002 (in millions):

Asset	Type (number of properties)	Net Proceeds	Gain/(Loss)
Orlando Premium Outlets	Specialty retail center (1)	$46.7	$39.0
Mills Properties (a)	Value-oriented super-regional mall (5)	150.7	123.3
Asset held for sale	Community center (3) and regional mall (1)	25.6	0.1
Teachers Transaction	Regional mall (3)	198.0	25.1
Other	Pre-development costs	n/a	(17.1)

		$421.0	$170.4

  (a)
  Amounts exclude sales of land partnership interests by the Management Company to the Mills Corporation. These sales resulted in net proceeds of $24.1 million, resulting in our share of a gain of $8.4 million, net of tax.

            During 2002, we also recognized $16.1 million in gains on the forgiveness of debt related to the disposition of two regional malls. Net cash proceeds from these dispositions were $3.6 million. In addition, we recognized $1.8 million of expenses related to the early extinguishment of debt that consisted of prepayment penalties and the write-off of unamortized mortgage costs.

            Income from unconsolidated entities increased $4.8 million during the comparative periods. In 2002, income from unconsolidated entities included income from all Management Company operations of approximately $12.7 million. This includes our share of the gain of $8.4 million, net of tax, associated with the sale of land partnership interests previously discussed. In 2003, income from unconsolidated entities owned by the Management Company in 2003 totaled $2.4 million. In addition, income from unconsolidated partnerships and joint ventures, excluding the Management Company, increased $8.4 million resulting from the Rodamco acquisition and our $6.6 million share increase from outlot land sales. These increases were offset by the loss of income due to the sale of our interests in the Mills Properties and Orlando Premium Outlets.

            Losses from MerchantWired LLC in 2002 included our indirect share of operating losses of $10.2 million, after a tax benefit of $6.2 million. The operating losses of MerchantWired LLC included our share of an impairment charge of $4.2 million, after tax, on certain technology assets. The Management Company recorded a net write-off of $22.5 million, after a tax benefit of $9.4 million, of its investment in MerchantWired LLC in September 2002. The total technology write-off related to MerchantWired LLC was $38.8 million before tax.

            The impact on net income from the results of operations of the Management Company, excluding the losses of MerchantWired LLC, increased by $2.1 million. Increased management fees as a result of the Rodamco acquisition and increased income from insurance subsidiaries were offset by the partnership interests sold in 2002 resulting in our share of a gain of $8.4 million, net of tax.

            Finally, we continued our disposition activities in 2003 with the sale of ten non-core Properties consisting of five regional malls, four community centers, and one mixed-use Property, including one on October 1, 2003. These non-core Properties were sold for a total of $123.6 million, including $34.7 million of net proceeds received on October 1, 2003, that resulted in a net loss of $25.7 million. As a result of these transactions, we reclassified the results of operations from these consolidated Properties to discontinued operations. These dispositions will not have a material effect on our results of operations or liquidity.

Liquidity and Capital Resources

            Our liquidity is derived primarily from our leases that generate positive net cash flow from operations and distributions from unconsolidated entities. Our balance of cash and cash equivalents decreased $36.1 million to $361.1 million as of September 30, 2003, including a balance of $87.8 million related to our gift certificate program, which we do not consider available for general working capital purposes.

            Another source of liquidity is our Credit Facility, which provides flexibility as our cash needs vary from time to time. On September 30, 2003, the Credit Facility had available borrowing capacity of $588.6 million net of outstanding borrowings of $637.3 million, including borrowings of €23.5 million, and letters of credit of $24.1 million. The Credit Facility bears interest at LIBOR plus 65 basis points with an additional 15 basis point facility fee on the entire $1.25 billion facility and provides for variable grid pricing based upon our corporate credit rating. The Credit Facility has an initial maturity of April 2005, with an additional one-year extension available at our option. We and the Operating Partnership also have access to public equity and long term unsecured debt markets. Finally, we have access to private equity from institutional investors at the Property level. Our current senior unsecured debt ratings are Baa2 by Moody's Investors Service and BBB by Standard & Poor's and our current corporate rating is BBB+ by Standard & Poor's.

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $648.8 million. This cash flow includes $37.8 million of excess proceeds from refinancing activities primarily from two unconsolidated joint ventures. In addition, we consolidated $48.9 million of cash from the acquisition of the remaining ownership interests in the Management Company. We also received $91.8 million primarily from the sale of nine non-core Properties. Finally, we had net proceeds from all of our debt financing and repayment activities of $470.6 million as discussed below in Financing and Debt. We used these proceeds to fund our $174.0 million acquisition of the remaining minority interest in Forum Shops and the $333.0 million acquisition of Stanford Shopping Center. We also:

  •
  paid shareholder dividends and unitholder distributions totaling $449.6 million,

  •
  paid preferred stock dividends and preferred unit distributions totaling $55.6 million,

  •
  funded consolidated capital expenditures of $211.2 million. These capital expenditures include development costs of $20.4 million, renovation and expansion costs of $145.5 million and tenant costs and other operational capital expenditures of $45.3 million, and

  •
  funded investments in unconsolidated entities of $77.6 million of which $68.7 million was used to fund new developments, redevelopments, and other capital expenditures.

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

            On June 15, 2003, we paid off $375.0 million of 6.625% senior unsecured notes that matured on that date with borrowings from our Credit Facility. The variable rate swap agreements designated as hedges against these unsecured notes also matured on the same date.

            Credit Facility.    During the first nine months of 2003, the maximum amount outstanding under the Credit Facility was $649.3 million and the weighted average amount outstanding was $342.5 million. The weighted average interest rate was 1.87% for the nine month period ended September 30, 2003.

            On June 27, 2003, we retired our existing €60 million EURO-denominated unsecured credit agreement (the "EURO Facility"), which had an initial maturity date of July 31, 2003, with available working capital of $28.2 million and €34.7 million borrowed from a new EURO sub-tranche of our Credit Facility. We restructured our Credit Facility to establish a $100 million EURO sub-tranche which bears the same interest rate and maturity date as the overall Credit Facility. The amount available under the $100 million EURO sub-tranche will vary with changes in the exchange rate, however, we may also borrow the amount available under this EURO sub-tranche in dollars, if necessary.

  Secured Financing

            On April 1, 2003, we paid off, using available cash flow, a $34.0 million variable rate mortgage, at LIBOR plus 150 basis points, that encumbered one consolidated Property. In addition, we refinanced another consolidated mortgaged Property with a $100.0 million 4.60% fixed rate mortgage that matures on July 1, 2013. The previous mortgage had a balance of $85.5 million at a weighted average fixed rate of 7.16% and was to mature on December 31, 2003. On August 20, 2003, we secured a $220.0 million, 3.60% fixed rate, interest only, five year mortgage to fund a portion of the acquisition of Stanford Shopping Center.

            We have recently negotiated a $550 million leasehold financing for Forum Shops, which we expect to close in November 2003. This new debt is fixed-rate at 4.79% for a term of 7 years. This will replace the existing $185.0 million mortgage that had an initial maturity of May 2004 and was effectively fixed at an average interest rate of 6.67% including interest rate protection agreements. The financing will generate excess proceeds of approximately $371 million that we expect to use to unencumber one asset and for general corporate purposes.

            Summary of Financing.    Our consolidated debt adjusted to reflect outstanding derivative instruments consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of September 30, 2003	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2002	Effective Weighted Average Interest Rate
Fixed Rate	$8,240,546	6.73%	$7,941,122	6.81%
Variable Rate	1,759,708	2.53%	1,604,959	3.58%

	$10,000,254	5.99%	$9,546,081	6.27%

            As of September 30, 2003, we had interest rate cap protection agreements on $296.0 million of consolidated variable rate debt. We had interest rate protection agreements effectively converting variable rate debt to fixed rate debt on $134.0 million of consolidated variable rate debt. In addition, we hold $200.0 million of notional amount fixed rate swap agreements that have a weighted average pay rate of 1.66% and a weighted average receive rate of 1.26% at September 30, 2003. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average pay rate of 1.23% and a weighted average receive rate of 3.52% at September 30, 2003. As of September 30, 2003, the net effect of these agreements effectively converted $36.0 million of fixed rate debt to variable rate debt. As of December 31, 2002, the net effect of these agreements effectively converted $112.7 million of fixed rate debt to variable rate debt.

            The following table summarizes the material aspects of our future obligations as of September 30, 2003 (dollars in thousands):

	2003	2004 – 2005	2006 – 2008	After 2008	Total
Long Term Debt
Consolidated (1)	$259,900	$2,508,860	$3,661,279	$3,559,251	$9,989,290

Pro rata share of Long Term Debt:
Consolidated (2)	$259,796	$2,507,743	$3,611,199	$3,540,331	$9,919,069
Joint Ventures (2)	34,130	464,035	916,555	965,277	2,379,997

Total Pro Rata Share of Long Term Debt	293,926	2,971,778	4,527,754	4,505,608	12,299,066
Consolidated Ground Lease commitments	$2,552	$21,564	$32,585	$453,938	$510,639

Total	$296,478	$2,993,342	$4,560,339	$4,959,546	$12,809,705

    (1)    Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps of $10,964.

    (2)    Represents our pro rata share of principal maturities and excludes net premiums and discounts.

            We expect to meet our 2003 debt maturities through refinancings, the issuance of new debt securities or borrowings on the Credit Facility. We expect to have the ability and financial resources to meet all future long term obligations. Specific financing decisions will be made based upon market rates, property values, and our desired capital structure at the maturity date of each transaction. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of September 30, 2003, we have guaranteed or have provided letters of credit to support $74.9 million of our total $2.4 billion share of joint venture mortgage and other indebtedness presented in the table above.

  Convertible Preferred Stock

            On November 13, 2003 we announced that we will redeem the remaining 4,316,329 shares of our 6.50% Series B Convertible Preferred Stock on December 15, 2003 at a redemption price of 105% of the liquidated value plus accrued and unpaid distributions to the redemption date or $106.34 per share. At any time until the redemption date, and subject to the terms of the restated certificate of incorporation regarding conversions, each share of 6.50% Series B Convertible Preferred Stock may be converted at the option of the holder into 2.58605 shares of common stock.

  Dividends and Distributions

            The Board of Directors declared and we paid a common stock dividend of $0.60 per share in the third quarter of 2003. We are required to pay a minimum level of dividends to maintain our status as a REIT. Our dividends and limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future dividends and the distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT.

  Acquisitions and Dispositions

            Acquisitions.    Acquisition activity is a component of our growth strategy. We selectively acquire individual properties or portfolios of properties, focusing on quality retail real estate. We review and evaluate a limited number of acquisition opportunities as part of this strategy. We expect the acquisitions of Forum Shops at Caesers and Stanford Shopping Center to provide increased cash flow.

            On November 10, 2003, we completed an initial series of transactions that increased our ownership in Kravco Investments ("Kravco") and The Kravco Company, its affiliated property management company. The remaining transactions, for which definitive documents have been executed, are expected to close in the next two weeks. These transactions will increase our ownership in Kravco from 18% to approximately 80% and in the management company from 15% to 50%. Kravco owns interests in seven regional malls, six of which are located in the Philadelphia metropolitan area. The total consideration is approximately $300 million, including the assumption of $108 million of mortgage indebtedness and the issuance of $120 million of perpetual preferred units of the Operating Partnership. We acquired our initial joint interest in Kravco as part of the Rodamco acquisition.

            Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for partners which are customary in real estate partnership agreements and the industry. Most of our partners are institutional investors who have a history of direct investment in regional mall properties. Partners in our joint ventures may initiate these provisions at any time and if we determine it is in our stockholders' best interests for us to purchase the joint venture interest, we believe we currently have adequate liquidity to execute the purchases of the interests without hindering our cash flows or liquidity. Should we decide to sell any of our joint venture interests, we would expect to use the net proceeds from sale to reduce outstanding indebtedness.

            Dispositions.    We continue to pursue the sale, under the right circumstances, of Properties that no longer meet our strategic criteria. In 2003, we disposed of ten non-core Properties that no longer met our strategic criteria, consisting of five regional malls, four community centers, and one mixed-use property. If we sell any Properties that are currently classified as held for use, their sale prices may differ from their carrying value. We do not believe the sale of these Properties will have a material impact on our future results of operations or cash flows and their removal from service and sale will not materially affect our ongoing operations. We believe the disposition of these Properties will enhance the average overall quality of our Portfolio.

  Development Activity

            We pursue new development as well as strategic expansion and renovation activity when we believe the investment of our capital meets our risk-reward criteria.

            New Developments.    Development activities are an ongoing part of our business and we seek to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth. The following describes our current new development projects, the estimated total cost, our share of the estimated total cost and the construction in progress balance as of September 30, 2003 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (b)	Our Share of Estimated Total Cost		Our Share of Construction in Progress (a)		Actual/Estimated Opening Date
Opened
Las Vegas Premium Outlets	Las Vegas, NV	435,000	$87.8	$43.9		$43.0		August 2003
Rockaway Town Court	Rockaway, NJ	89,000	17.4	17.4		13.3		September 2003
Under construction
St. John's Town Center	Jacksonville, FL	1,500,000	125.9	107.1	(c)	23.8	(c)	March 2005
Chicago Premium Outlets	Chicago, IL	438,000	76.3	38.1		19.4		2nd Quarter 2004
Clay Terrace	Carmel, IN	570,000	99.7	49.8		13.2		Fall 2004
Lakeline Village	Austin, TX	42,000	6.5	6.5		5.4		October 2003

(a)
Amounts include the portion of the project placed in service as of September 30, 2003, if any.

(b)
Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

(c)
Due to our preference in the joint venture partnership, we are contributing 85% of the project costs.

            We expect to fund these capital projects with either available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. We expect total 2003 new development costs during the year to be approximately $140 million.

            Strategic Expansions and Renovations.    We also seek to increase the profitability and market share of the Properties through strategic renovations and expansions. The following describes our significant renovation and/or expansion projects currently under construction, the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of September 30, 2003 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (b)	Our Share of Estimated Total Cost	Our Share of Construction in Progress (a)	Actual/Estimated Opening Date
Opened
The Galleria	Houston, TX	696,000	$143.7	$45.2	$42.8	March 2003
Barton Creek Square	Austin, TX	40,000	28.3	28.3	24.1	August 2003
Under Construction
Forum Shops at Caesars	Las Vegas, NV	175,000	$139.0	$139.0	$46.5	November 2004
Southpark Mall	Charlotte, NC	309,000	97.1	97.1	72.2	Spring 2004
Dadeland Mall	Miami, FL	71,000	34.3	17.2	17.2	October 2003

(a)
Amounts include the portion of the project placed in service as of September 30, 2003, if any.

(b)
Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

            We have renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $230 million on redevelopment projects in 2003.

            International.    The Operating Partnership has a 35.2% ownership interest in European Retail Enterprises, B.V. ("ERE"), that is accounted for using the equity method of accounting. ERE also operates through a wholly-owned subsidiary Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, lessors and managers. Our total current investment in ERE and BEG, including subordinated debt, is approximately $69.2 million. The agreements with BEG and ERE are structured to allow us to acquire an additional 26.1% ownership interest over time. The future commitments to purchase shares from three of the existing shareholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitment is approximately $55 million to purchase shares of stock of ERE, assuming that the three existing shareholders exercise their rights under put options. We expect these purchases to be made from 2004-2008. As of September 30, 2003, ERE and BEG had five Properties open in Poland and three in France.

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

            As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO is consolidated net income computed in accordance with GAAP:

  •
  excluding real estate related depreciation and amortization,

  •
  excluding gains and losses from extraordinary items and cumulative effects of accounting changes,

  •
  excluding gains and losses from the sales of real estate,

  •
  plus the allocable portion of FFO of unconsolidated joint ventures based upon economic ownership interest, and

  •
  all determined on a consistent basis in accordance with GAAP.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Funds From Operations	$237,547	$236,171	$707,852	$617,593

Increase in FFO from prior period	0.6%	22.1%	14.6%	10.3%

Reconciliation:
Net Income	$58,404	$74,586	$195,201	$310,597
Plus:
Limited partners' interest in the Operating Partnership and Preferred distributions of the Operating Partnership	17,079	22,349	56,422	103,123
Depreciation and amortization from combined consolidated properties and discontinued operations	126,978	125,311	374,907	351,756
Our share of depreciation and amortization and other items from unconsolidated affiliates	36,218	34,365	108,721	107,654
(Gain)/Loss on sales of real estate and discontinued operations	18,081	(76)	30,815	(170,383)
Gains on debt related transactions resulting from impairment charge (1)	—	—	—	(14,056)
Less:
Management Company gain on sale of real estate, net	—	—	—	(8,400)
Minority interest portion of depreciation and amortization	(695)	(1,846)	(2,661)	(5,675)
Preferred distributions and dividends	(18,518)	(18,518)	(55,553)	(57,023)

Funds From Operations	$237,547	$236,171	$707,852	$617,593

FFO allocable to Simon Property	$179,345	$175,446	$534,370	$454,439

(1)
We have excluded $14.1 million of the $16.1 million in gains on debt related transactions on two Properties from FFO as the $14.1 million of the gain resulted from the impairment charge relating to these two Properties that we recorded in accordance with GAAP and was added back to FFO in 2001.

Retail Climate and Tenant Bankruptcies

            Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing vacant spaces resulting from tenant terminations. Pressures which affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth, and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from store closings or bankruptcies. We lost approximately 421,000 of square feet of mall shop tenants in 2003. We expect 2003 to be similar to 2002 in terms of square feet lost to bankruptcies.

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

Item 4.    Controls and Procedures

  (a)
  Based on an evaluation of our disclosure controls and procedures (as defined in §§ 240.13a-14(c) and 240.15b-14(c)) as of September 30, 2003, the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

  (b)
  There have been no significant changes in our internal controls and other factors that could significantly affect these controls subsequent to September 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

            Trial on all of the equitable claims in this matter began June 2, 2003. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that numerous entities and individuals, but not us, breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased from Teachers in October 1999, provided Triple Five remit to us the sum of $81.38 million within nine months of the Order. The court further held that we must disgorge all net profits that we received as a result of our ownership interest in the Mall from October 1999 to the present. The court has appointed a Special Master to determine net profits. We understand that the court intends that the current day-to-day management of the Mall remains unchanged unless and until Triple Five purchases our interest in the Mall.

            We disagree with many aspects of the Order and, at the appropriate time, will appeal the Order to the United States Court of Appeals for the Eighth Circuit. We have also filed a number of post-trial motions, none of which have been decided. We are currently working with the Special Master appointed by the court. It is not possible to provide an assurance of the ultimate outcome of the litigation.

            As a result of the Order, we recorded a $6.0 million loss that is included in "Gain (loss) on sales of assets and other, net" in the accompanying statements of operations and comprehensive income, reflecting our estimate of the financial impact to us from complying with the Order and we have ceased recording any contribution to either net income or Funds from Operations ("FFO") from Mall of America.

            Taubman Centers, Inc.    On December 5, 2002, we commenced litigation in the United States District Court for the Eastern District of Michigan (the "Court") against Taubman Centers, its Board of Directors and certain members of the Taubman family. In that action, we broadly allege that the Board of Directors has breached, and continues to breach, its fiduciary duties by failing to consider our offer on the merits, and that the Taubman family should be prevented from voting its Series B Preferred Stock which we contend was wrongfully obtained by the Taubman family without a shareholder vote and in violation of Michigan law. On October 8, 2003, we along with Westfield America, Inc. ("Westfield"), the U.S. subsidiary of Westfield America Trust, jointly withdrew our tender offer for Taubman. The withdrawal of the tender offer follows the enactment of a law, which amended the Michigan Control Share Acquisitions Act. The law overturned the ruling earlier this year by the Michigan Federal District Court that the Taubman family had violated the statute by not obtaining shareholder approval for their voting shares. The new law effectively allows the Taubman family group to block our and Westfield's all-cash tender offer. As a result of the new legislation and the withdrawal of our joint tender offer, on October 16, 2003, we dismissed our litigation against Taubman Centers.

            Item 2. Changes in Securities and Use of Proceeds

            None.

            Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

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

  On July 31, 2003 under Item 9 — Regulation FD Disclosure, Simon Property reported that it made available additional ownership and operational information concerning Simon Property, Simon Property Group, L.P., and the properties owned or managed as of June 30, 2003, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, under Item 12 — Results of Operation and Financial Condition, Simon Property reported that, on July 31, 2003, Simon Property issued a press release containing information on earnings as of June 30, 2003 and other matters. A copy of the press release was included as an exhibit to the filing.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
/s/ Stephen E. Sterrett Stephen E. Sterrett, Executive Vice President and Chief Financial Officer
Date: November 13, 2003

QuickLinks

SIMON PROPERTY GROUP, INC. FORM 10-Q INDEX
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
  Item 4. Controls and Procedures
  Part II — Other Information
Item 1: Legal Proceedings
Item 2: Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES