Form 10-K
period 2003-12-31
SIMON PROPERTY GROUP INC /DE/
filed 2004-03-15
CIK 1063761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

            The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $7,163 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2003.

            As of February 12, 2004, Simon Property Group, Inc. had 200,985,130; 3,200,000 and 4,000 shares of common stock, Class B common stock and Class C common stock outstanding, respectively.

Documents Incorporated By Reference

            Portions of the Registrant's Annual Report to Shareholders are incorporated by reference into Parts I, II and IV and portions of the Registrant's Proxy Statement in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

SIMON PROPERTY GROUP, INC.
Annual Report on Form 10-K
December 31, 2003

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of December 31, 2003, we owned or held an interest in 246 income-producing properties in North America, which consisted of 175 regional malls, 67 community shopping centers, and four office and mixed-use properties in 37 states and Canada (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail space, office space, and/or hotel components. In addition, we also own interests in three parcels of land held for future development (together with the Properties, the "Portfolio"). Finally, we have ownership interests in 47 assets in Europe (France, Italy, Poland and Portugal).

  Mergers and Acquisitions

            Mergers and acquisitions have been a significant component of the growth and development of our business. In 2003, we completed a series of acquisitions that added to our overall portfolio:

  •
  On March 14, 2003, we purchased the remaining minority interest in The Forum Shops at Caesars in Las Vegas, NV for $174.0 million in cash and assumed our $74.2 million share of debt from the minority limited partner.

  •
  On August 20, 2003, we purchased a 100% leasehold stake in Stanford Shopping Center in Palo Alto, California from Stanford University for $333.0 million. Stanford University holds, as lessor, a long-term ground lease underlying the asset.

  •
  In the fourth quarter 2003, through a series of transactions, we increased our ownership interest in Kravco Investments L.P., a Philadelphia, PA based owner of regional malls, and acquired additional interests in Kravco's affiliated management company, for approximately $293 million. The portfolio consists of six regional malls, five of which are in the Philadelphia metropolitan area, and four community centers.

  •
  Finally, in December 2003, we increased our presence in Europe through the formation of Gallerie Commerciali Italia S.p.A ("GCI") with The Rinascente Group, an Italian retailer company. The Rinascente Group contributed 38 shopping centers as well as development opportunities to GCI and then sold 49% of GCI to one of our affiliates. The initial gross value of GCI was approximately €860 million or over $1.0 billion and our initial equity investment was approximately €187 million, or $232 million.

            On October 8, 2003, we and Westfield America, Inc. ("Westfield"), the U.S. subsidiary of Westfield America Trust, withdrew our tender offer for all of the outstanding common shares of Taubman Centers, Inc. The withdrawal of the tender offer followed the enactment of a law amending the Michigan Control Share Acquisitions Act and which allowed the Taubman family group to effectively block our ability to conclude the tender offer. As a result we expensed deferred acquisition costs of $10.6 million, net, related to this acquisition during 2003.

  Structural Simplification

            On January 1, 2003, the Operating Partnership acquired all of the remaining equity interests of M.S. Management Associates, Inc. (the "Management Company"). The interests acquired consist of 95% of the voting common stock and 1.25% of the non-voting stock of the Management Company and approximately 2% of the economic interests of the Management Company. The interests were acquired from Melvin Simon, Herbert Simon, and David Simon (the "Simons"), for a total purchase price of $425,000, which was equal to the appraised value of the interests as determined by an independent third party. The acquisition was unanimously approved by our independent directors. As a result, the Management Company is now a wholly owned consolidated taxable REIT subsidiary ("TRS") of the Operating Partnership.

  Dispositions

            As part of our strategic plan to own quality retail real estate, we continually evaluate our properties and sell those which no longer meet our strategic criteria. We may use the capital generated from these dispositions to invest in higher-quality, higher-growth properties. We believe that the sale of these non-core Properties will not have a material impact on our future results of operations or cash flows nor will their sale materially affect our ongoing operations. In addition, we expect any earnings dilution from the sales on our results of operations from these dispositions will be offset by the positive impact of our acquisitions and development and redevelopment activities.

            During 2003, we sold 13 non-core Properties, consisting of seven regional malls, five community centers and one mixed-use property. The Properties and their dates of sale were:

•	Richmond Square, Mounds Mall, Mounds Mall	•	Eastern Hills Mall on July 1, 2003
	Cinema and Memorial Mall on January 9, 2003	•	New Orleans Center on October 1, 2003
•	Forest Village Park Mall on April 29, 2003	•	Mainland Crossing on October 28, 2003
•	North Riverside Park Plaza on May 8, 2003	•	SouthPark Mall on November 3, 2003
•	Memorial Plaza on May 21, 2003	•	Bergen Mall on December 12, 2003
•	Fox River Plaza on May 22, 2003

Operating Policies and Strategies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. Our Board of Directors may amend or rescind these policies from time to time at its discretion without a stockholder vote.

  Investment Policies

            We conduct our investment activities, except for one Property that we own directly, through the Operating Partnership and its subsidiaries. Our primary business objectives are to increase Funds From Operations ("FFO") per share, operating results and the value of our Properties while maintaining a stable balance sheet consistent with our financing policies. We intend to achieve these objectives by:

  •
  pursuing a leasing strategy that capitalizes on the desirable location of our Properties;
  •
  improving the performance of our Properties by using the economies of scale that result from our size to help control operating costs and by generating additional revenues through merchandising, marketing and promotional activities;
  •
  renovating and/or expanding our Properties where appropriate;
  •
  developing new shopping centers which meet our economic criteria; and
  •
  acquiring additional shopping centers and the portfolios of other retail real estate companies that meet our investment criteria.

            We cannot assure you, however, that we will achieve our business objectives.

            We develop and acquire properties to generate both current income and long-term appreciation in value. We do not have a policy limiting the amount or percentage of assets that may be invested in any particular property or type of property or in any geographic area. We may purchase or lease properties for long-term investment or develop, redevelop, and/or sell our Properties, in whole or in part, when circumstances warrant. We participate with other entities in property ownership, through joint ventures or other types of co-ownership. These equity investments may be subject to existing mortgage financing and other indebtedness that have priority over our equity interest.

            While we emphasize equity real estate investments, we may, in our discretion, invest in mortgages and other real estate interests consistent with our qualification as a REIT under the Internal Revenue Code ("Code"). Mortgages in which we invest may or may not be insured by a governmental agency. We do not intend to invest to a significant extent in mortgages or deeds of trust, however, we hold an interest in one Property through a mortgage note which results in us receiving 100% of the economics of the Property. We may invest in participating or convertible mortgages, however, if we conclude that we may benefit from the cash flow or any appreciation in the value of the property.

            We may also invest in securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification under the Code. These REIT limitations mean that we cannot make an investment that would cause our real estate assets to be less than 75% of our total assets. In addition, we must derive at least 75% of our gross income from "rents from real estate" and at least 95% must be derived from rents from real estate, interest, dividends and gains from the sale or disposition of stock or securities.

            Subject to these REIT limitations, we may invest in the securities of other issuers in connection with acquisitions of indirect interests in real estate. Such an investment would normally be in the form of general or limited partnership or membership interests in special purpose partnerships and limited liability companies that own one or more properties. We may, in the future, acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with our investment policies. We do not intend to invest in securities of other issuers for the purpose of exercising control other than the Operating Partnership and certain wholly-owned subsidiaries and to acquire interests in real estate. We do not intend that our investments in securities will require us to register as an "investment company" under the Investment Company Act of 1940, as amended. We intend to divest securities before any such registration would be required.

  Financing Policies

            We must comply with the covenant restrictions of debt agreements of the Operating Partnership that limit our ratio of debt to total market valuation. For example, the Operating Partnership's lines of credit and the indentures for the Operating Partnership's debt securities contain covenants that restrict the total amount of debt of the Operating Partnership to 60% of adjusted total assets, as defined, and secured debt to 55% of adjusted total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for our equity securities and the debt securities of the Operating Partnership.

            If the Board of Directors determines to seek additional capital, we may raise such capital through additional equity offerings, debt financing, creation of joint ventures with existing ownership interests in Properties, retention of cash flows or a combination of these methods. Our ability to retain cash flows is subject to Internal Revenue Code provisions requiring REITs to distribute a certain percentage of their taxable income. We must also take into account taxes that would be imposed on undistributed taxable income. If the Board of Directors determines to raise additional equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. The Board of Directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. This may include issuing stock in exchange for property. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock which may be convertible into common stock. Existing stockholders will have no preemptive right to purchase shares in any subsequent offering of our securities. Any such offering could dilute a stockholder's investment in us.

            We anticipate that any additional borrowings would be made through the Operating Partnership or its subsidiaries. We might, however, incur borrowings that would be reloaned to the Operating Partnership. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any of such indebtedness may be unsecured or may be secured by any or all of our assets, the Operating Partnership or any existing or new property-owning partnership. Any such indebtedness may also have full or limited recourse to all or any portion of the assets of any of the foregoing. Although we may borrow to fund the payment of dividends, we currently have no expectation that we will regularly be required to do so.

            We may obtain unsecured or secured lines of credit. We also may determine to issue debt securities. Any such debt securities may be convertible into capital stock or be accompanied by warrants to purchase capital stock. We also may sell or securitize our lease receivables. The proceeds from any borrowings or financings may be used for the following:

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
  •
  issuance of shares of preferred stock;
  •
  issuance of preferred units of the Operating Partnership; or
  •
  issuance of other securities.

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

            If the Board of Directors determines to obtain additional debt financing, we intend to do so generally through mortgages on Properties, drawings against revolving lines of credit or term loan facilities, or the issuance of unsecured debt through the Operating Partnership. We may do this directly or through an entity owned or controlled by us. The mortgages may be non-recourse, recourse, or cross-collateralized. We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties.

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

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. In 2003, we adopted governance principles governing our affairs and the Board of Directors, as well as written charters for each of the standing Committees of the Board of Directors. In addition, in 2003, the Board adopted a Code of Business Conduct and Ethics which apply to all of our officers, directors, and employees. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards for New York Stock Exchange companies and cannot be affiliated with the Simon and DeBartolo families. Any transaction between us and the Simons or the DeBartolos, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of non-affiliated directors.

            The sale by the Operating Partnership of any property that it owns may have an adverse tax impact on the Simons or the DeBartolos and the other limited partners of the Operating Partnership. In order to avoid any conflict of interest between Simon Property and the limited partners of the Operating Partnership, our charter requires that at least six of our independent directors must authorize and require the Operating Partnership to sell any property it owns. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by each of the Simons contain covenants limiting the ability of the Simons to participate in certain shopping center activities in North America.

  Policies With Respect To Certain Other Activities

            We do not intend to make investments other than as previously described. We intend to make investments which are consistent with the REIT requirements of the Code, unless the Board of Directors determines that it is no longer in our best interests to qualify as a REIT. The Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer shares of our capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. We may engage in such activities in the future. We may in the future issue shares of our common stock to holders of units of limited partnership interest in the Operating Partnership upon exercise of such holders' rights under the Operating Partnership agreement. We have not made loans to other entities or persons, including our officers and directors. It is now our policy to not make any loans to our directors and executive officers for any purpose and all loans previously made to current executive officers have been repaid in full. We may in the future make loans to the Management Company and to joint ventures in which we participate. We do not intend to engage in the following:

  •
  trading, underwriting or agency distribution or sale of securities of other issuers; or
  •
  the active trade of loans and investments.

  Operating Strategies

            We plan to achieve our primary business objectives through a variety of methods discussed below, although we cannot assure you that we will achieve such objectives.

            Leasing.    We pursue a leasing strategy that includes:

  •
  marketing available space to maintain or increase occupancy levels;
  •
  renewing existing leases and originating new leases at higher base rents per square foot;
  •
  negotiating leases that allow us to recover from our tenants for the majority of our property operating, real estate tax, repairs and maintenance, and advertising and promotion expenditures; and
  •
  executing leases that provide for percentage or overage rents and/or regular or periodic fixed contractual increases in base rents.

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

            We believe that if we are successful in our efforts to increase sales while controlling operating expenses we will be able to continue to increase base rents at the Properties.

            We manage substantially all our Properties held as joint venture Properties and as a result we derive revenues from management fees and other fee revenues.

            Other Revenues.    Due to our size, tenant and vendor relationships, we also generate revenues from other sources, including:

  •
  Simon Brand Venture ("Simon Brand") which obtains revenues from establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances. Simon Brand revenues include payment services, national media contracts, a national beverage contract and other contracts with national companies.

  •
  Simon Brand also pursues mall marketing initiatives, including the sale of gift cards. We tested a Simon Visa Gift Card in some of our regional malls in the fall of 2001 and completed the roll-out of our Simon Gift Card program to substantially all our regional malls during 2002 and 2003. The gift card program has replaced our existing paper certificates.
  •
  Simon Business Network ("Simon Business") obtains revenues from offering products and property operating services, resulting from its relationships with vendors, to our tenants and others. These services include such items as energy services, facility services, waste handling, vertical transportation, as well as major capital expenditures such as roofing, parking lots and energy systems. The tenant services provided through Simon Business include a national waste management services program, a national total facility service program which includes operational and maintenance services, a national automatic teller machine program, a national security services program, and parking service programs.

            We also generate other revenues through the sale of land adjacent to our Properties commonly referred to as "outlots" or "outparcels." We create value in these outparcels through the operating performance of our Properties and replenish the inventory of these parcels by the development of new Properties and the redevelopment of existing or acquired Properties.

            International Expansion.    Our investments in Europe are currently conducted through two joint ventures, GCI and European Retail Enterprises, B.V. ("ERE"). We do not derive any significant consolidated revenues from European activities since our investments are held through joint ventures and therefore are accounted for under the equity method as defined by accounting policies generally accepted in the United States.

            We believe that the expertise we have gained through the development, leasing, management, and marketing of our domestic Properties can be utilized in retail properties abroad. We may pursue additional international opportunities to enhance shareholder value under the right circumstances. There are risks inherent in international operations that may be beyond our control. These include the following risks that may have a negative impact on our results of operations:

  •
  changes in foreign currency exchange rates;
  •
  declines in economic conditions abroad;
  •
  changes in foreign political environments; and
  •
  changes in foreign laws.

  Competition

            We consider our principal competitors to be seven other major United States or internationally publicly-held, companies that own or operate regional malls in the United States. We also compete with many commercial developers, real estate companies and other owners of retail real estate that operate in our trade areas. Some of our Properties are of the same type and are within the same market area as other competitive properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage. In addition, our malls compete against non-physical based forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.

            We believe that our Portfolio is the largest, as measured by gross leasable area ("GLA"), of any publicly-traded retail REIT. In addition, we own more regional malls than any other publicly-traded REIT. We believe that we have a competitive advantage in the retail real estate business as a result of:

  •
  the size, quality and diversity of our Properties
  •
  our management and operational expertise
  •
  our extensive experience and relationships with retailers and lenders
  •
  our mall marketing initiatives and consumer focused strategic corporate alliances including those developed by Simon Brand and Simon Business, and
  •
  our ability to use our size to reduce the total occupancy cost of our tenants.

            Our size has allowed us to reduce dependence upon individual retail tenants. More than 3,800 different retailers occupy more than 20,800 stores in our Properties and no retail tenant represents more than 4.6% of our Properties' total minimum rents.

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
  •
  any previous owner, occupant or tenant of a Property did not create any material environmental condition not known to us;
  •
  the current environmental condition of the Portfolio will not be affected by tenants and occupants, by the condition of nearby properties, or by other unrelated third parties; or
  •
  future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in environmental liabilities.

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

            Underground Storage Tanks.    Several of the Properties contain, or at one time contained, underground storage tanks used to store waste oils or other petroleum products primarily related to auto service center establishments or emergency electrical generation equipment. We believe that regulated tanks have been removed, upgraded or abandoned in accordance with applicable environmental laws. Site assessments have revealed certain soil and groundwater contamination associated with such tanks at some of these Properties. Subsurface investigations (Phase II assessments) and remediation activities are either completed, ongoing, or scheduled to be conducted at such Properties. The costs of remediation with respect to such matters has not been material and we do not expect these costs will have a material adverse effect on our results of operations.

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

Certain Activities

            During the past three years, we have:

  •
  issued 14,383,201 shares of common stock upon the conversion of Series A and B preferred, stock;
  •
  issued 19,817 shares of common stock in lieu of preferred dividends on Series A preferred stock;
  •
  issued 4,013,250 shares of common stock upon the conversion of units of limited partnership interest in the Operating Partnership;
  •
  issued 814,491 restricted shares of common stock, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan;
  •
  issued 1,805,479 shares of common stock upon exercise of stock options under The Simon Property Group 1998 Stock Incentive Plan;
  •
  Issued 3,328,540 shares of Series H preferred stock in 2003 and repurchased 3,250,528 shares in 2003 and 78,012 shares in 2004;
  •
  borrowed a maximum amount of $863.0 million under our $1.25 billion unsecured revolving credit facility; the outstanding amount of borrowings as of December 31, 2003 was $327.9 million;

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
  •
  not invested in the securities of other issuers for the purpose of exercising control, other than the Operating Partnership and certain wholly-owned subsidiaries and to acquire interests in real estate, except for 11,000 shares of Taubman Centers, Inc. common stock acquired in connection with our withdrawn tender offer for Taubman Centers, Inc.;
  •
  not underwritten securities of other issuers;
  •
  not engaged in the purchase and sale or turnover of investments; and
  •
  provided annual reports containing financial statements certified by independent public accountants and quarterly reports containing unaudited financial statements to our security holders.

  Employees

            At February 9, 2004 we and our affiliates employed approximately 4,040 persons at various properties and offices throughout the United States, of which approximately 1,600 were part-time. Approximately 860 of these employees were located at our corporate headquarters.

  Corporate Headquarters

            Our corporate headquarters are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636-1600.

  Available information

            Our Internet website address is www.simon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the About Simon//Investor Relations section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

            The following corporate governance documents are also available through the About Simon/Investor Relations/Corporate Governance section of our Internet website or may be obtained in print form by request of our Investor Relations Department: Governance Principles, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating Committee Charter, and Governance Committee Charter.

  Executive Officers of the Registrants

            The following table sets forth certain information with respect to the executive officers of Simon Property as of December 31, 2003.

Name	Age	Position
Melvin Simon (1)	77	Co-Chairman
Herbert Simon (1)	69	Co-Chairman
David Simon (1)	42	Chief Executive Officer
Richard S. Sokolov	54	President and Chief Operating Officer
Hans C. Mautner	66	Chairman, Simon Global Limited and President, International Division
Gary L. Lewis	45	Executive Vice President — Leasing
Stephen E. Sterrett	48	Executive Vice President and Chief Financial Officer
J. Scott Mumphrey	52	Executive Vice President — Property Management
John Rulli	47	Executive Vice President — Chief Operating Officer — Operating Properties
James M. Barkley	52	General Counsel; Secretary
Andrew A. Juster	51	Senior Vice President and Treasurer

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

            Mr. Sterrett serves as Simon Property's Executive Vice President and Chief Financial Officer. He joined MSA in 1989 and held various positions with MSA until 1993 when he became Simon Property's Senior Vice President and Treasurer. He became Simon Property's Chief Financial Officer in 2001.

            Mr. Mumphrey serves as Simon Property's Executive Vice President — Property Management. He joined MSA in 1974 and also held various positions with MSA before becoming Senior Vice President of property management in 1993. In 2000, he became the President of Simon Business Network. Mr. Mumphrey became Executive Vice President — Property Management in 2002.

            Mr. Rulli serves as Simon Property's Executive Vice President — Chief Operating Officer — Operating Properties and served as Executive Vice President and Chief Administrative Officer for the majority of 2003. He joined MSA in 1988 and held various positions with MSA before becoming Simon Property's Executive Vice President in 1993 and Chief Administrative Officer in 2000. In December 2003, he was appointed to Executive Vice President — Chief Operating Officer — Operating Properties.

            Mr. Barkley serves as Simon Property's General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

            Mr. Juster serves as Simon Property's Senior Vice President and Treasurer. He joined MSA in 1989 and held various financial positions with MSA until 1993 and thereafter has held various positions with Simon Property. Mr. Juster became Treasurer in 2001.

Item 2. Properties

  North American Properties

            Our Properties primarily consist of regional malls and community shopping centers. Our Properties contain an aggregate of approximately 190.3 million square feet of GLA, of which we own 108.4 million square feet ("Owned GLA"). Total estimated retail sales at the Properties in 2003 were approximately $40 billion.

            Regional malls generally contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. Our 175 regional malls range in size from approximately 200,000 to 2.9 million square feet of GLA, with all but four regional malls over 400,000 square feet. Our regional malls contain in the aggregate more than 18,500 occupied stores, including over 700 anchors, which are mostly national retailers.

            Community shopping centers are generally unenclosed and smaller than regional malls. Our 67 community shopping centers generally range in size from approximately 50,000 to 950,000 square feet of GLA. Community shopping centers generally are of three types. First, we own "power centers" that are designed to serve a larger trade area and contain at least two anchors, and usually as many as 5 to 7, that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. Second, we own traditional community centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we also own open air centers adjacent to our regional malls designed to take advantage of the drawing power of the mall.

            We also own lifestyle centers that are included in regional malls, community centers, and properties under development. These centers are typically open air centers and contain at least 50,000 square feet of GLA of specialty retail regional mall type tenants as well as restaurants.

            We also have interests in four office and mixed-use Properties. The four office and mixed-use Properties range in size from approximately 496,000 to 1,214,000 square feet of GLA. Two of these Properties are regional malls with connected office buildings, and two are located in mixed-use developments and contain primarily office space.

            The following table provides data as of December 31, 2003:

	Regional Malls	Community Centers	Office and Other
% of total annualized base rent	91.3%	5.6%	3.1%
% of total GLA	89.0%	9.4%	1.6%
% of Owned GLA	85.5%	11.7%	2.8%

            As of December 31, 2003, approximately 92.4% of the Mall and Freestanding Owned GLA in regional malls and the retail space in the mixed-use Properties was leased, and approximately 90.2% of Owned GLA in the community shopping centers was leased.

            We own 100% of 156 of our 246 Properties, control 14 Properties in which we have a joint venture interest, and hold the remaining 76 Properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 235 of our Properties. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions at any time, which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
	UNITED STATES REGIONAL MALLS
1.	Alton Square	IL	Alton (St. Louis)	Fee	100.0%		Acquired 1993	79.2%	426,315	212,746	639,061		Sears, JCPenney, Famous Barr
2.	Anderson Mall	SC	Anderson	Fee	100.0%		Built 1972	94.7%	404,394	212,337	616,731		Belk, Belk Mens & Home Store, JCPenney, Sears, Goody's
3.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	90.8%	229,011	214,414	443,425		Belk, JCPenney, Sears
4.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	77.3%	191,395	310,476	501,871	(20)	Marshalls, Home Depot, Linens-N-Things, Filene's Basement, Old Navy
5.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1	% (4)	Acquired 1999	97.7%		205,477	205,477		Border Books & Music, Cheesecake Factory, Tiffany
6.	Auburn Mall	MA	Auburn (Boston)	Fee	49.1	% (4)	Acquired 1999	95.8%	417,620	174,632	592,252		Filene's, Filene's Home Store, Sears
7.	Aurora Mall	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	76.2%	566,015	448,381	1,014,396		JCPenney, Foley's, Foley's Mens & Home, Sears
8.	Aventura Mall (5)	FL	Miami Beach	Fee	33.3	% (4)	Built 1983	96.8%	1,242,098	661,951	1,904,049		Macy's, Sears, Bloomingdales, JCPenney, Lord & Taylor (17), Burdines-Macy's
9.	Avenues, The	FL	Jacksonville	Fee	25.0	% (14) (4)	Built 1990	95.7%	754,956	362,343	1,117,299		Belk, Dillard's, JCPenney, Parisian, Sears
10.	Bangor Mall	ME	Bangor	Fee	32.6	% (4)	Acquired 2003	86.4%	417,757	236,125	653,882		Filene's, JCPenney, Porteous, Sears
11.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	97.5%	922,266	507,248	1,429,514		Dillard's Womens & Home, Dillard's Mens & Children, Foley's, Sears, Nordstrom, JCPenney
12.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	96.9%	770,111	405,857	1,175,968		Dillard's Women, Dillard's Mens, Children & Home, Famous Barr, Sears, JCPenney
13.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	99.5%	447,508	268,282	715,790		Younkers, Elder-Beerman, Kohl's, Shopko
14.	Biltmore Square	NC	Asheville	Fee	100.0%		Built 1989	83.0%	242,576	251,372	493,948		Belk, Dillard's, Proffitt's, Goody's
15.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	100.0%	338,567	325,684	664,251		Hecht's, Sears, Safeway, Barnes & Noble, Bed, Bath & Beyond, Old Navy
16.	Boynton Beach Mall	FL	Boynton Beach	Fee	100.0%		Built 1985	97.6%	883,720	300,005	1,183,725		Macy's, Burdines-Macy's, Sears, Dillard's Mens & Home, Dillard's Women, JCPenney
17.	Brea Mall	CA	Brea	Fee	100.0%		Acquired 1998	98.4%	874,802	441,126	1,315,928		Macy's, JCPenney, Robinsons-May, Nordstrom, Sears

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
18.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	97.0%	427,730	191,011	618,741	Dillard's, JCPenney, Sears
19.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	93.9%	467,626	305,355	772,981	Macy's, JCPenney, Barnes & Noble
20.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	99.8%	836,236	417,847	1,254,083	Macy's, Lord & Taylor, Filene's, Sears
21.	Cape Cod Mall	MA	Hyannis	Ground Leases (7) (2009-2073)	49.1	% (4)	Acquired 1999	100.0%	420,199	303,574	723,773	Macy's, Filene's, Marshalls, Sears, Best Buy, Barnes & Noble
22.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	97.2%	1,105,913	366,272	1,472,185	Galyan's, L.S. Ayres, Lazarus-Macy's, JCPenney, Sears, Von Maur
23.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	88.2%	773,439	507,556	1,280,995	JCPenney, Sears, Kaufmann's, Kaufmann's Home Store, Wickes Furniture, Steve & Barry's
24.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	98.5%	381,153	191,288	572,441	Belk Womens & Children, Belk Mens & Home, JCPenney, Sears
25.	Chautauqua Mall	NY	Lakewood	Fee	100.0%		Built 1971	95.0%	213,320	219,014	432,334	Sears, JCPenney, Office Max, The Bon Ton
26.	Cheltenham Square	PA	Philadelphia	Fee	100.0%		Built 1981	97.0%	368,266	270,987	639,253	Burlington Coat Factory, Home Depot, Value City, Seaman's Furniture, Shop Rite
27.	Chesapeake Square	VA	Chesapeake	Fee and Ground Lease (2062)	75.0	% (13)	Built 1989	96.9%	537,279	272,040	809,319	Dillard's Women, Dillard's Mens, Children & Home, JCPenney, Sears, Hecht's, Target
28.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (7) (2005)	100.0%		Built 1974	97.7%	793,716	399,062	1,192,778	Dillard's Womens & Furniture, Dillard's Mens, Children & Home, JCPenney, Foley's, Sears
29.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7	% (4)	Built 1995	96.7%	350,000	441,116	791,116	Nordstrom, Parisian, Gameworks
30.	College Mall	IN	Bloomington	Fee and Ground Lease (7) (2048)	100.0%		Built 1965	83.5%	439,766	266,006	705,772	Sears, L.S. Ayres, Target, (8)
31.	Columbia Center	WA	Kennewick	Fee	100.0%		Built 1987	97.8%	408,052	333,553	741,605	Sears, JCPenney, Barnes & Noble, Bon-Macy's, Bon-Macy's Mens & Children
32.	Coral Square	FL	Coral Springs (Miami-Ft. Lauderdale)	Fee	97.2%		Built 1984	97.4%	648,144	296,619	944,763	Dillard's, JCPenney, Sears, Burdines-Macy'sMens, Children & Home, Burdines-Macy's Women
33.	Cordova Mall	FL	Pensecola	Fee	100.0%		Acquired 1998	89.8%	488,263	345,563	833,826	Parisian, Dillard's Men, Dillard's Women, Best Buy, Bed, Bath & Beyond, Cost Plus World Market (6)

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
34.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	84.8%	631,556	409,743	1,041,299		Dillard's, Foley's, JCPenney, Mervyn's, Sears
35.	Crossroads Mall	NE	Omaha	Fee	100.0%		Acquired 1994	94.6%	609,669	248,914	858,583		Dillard's, Sears, Younkers, Barnes & Noble
36.	Crystal Mall	CT	Waterford	Fee	74.6	% (4)	Acquired 1998	97.8%	442,311	351,425	793,736		Macy's, Filene's, JC Penney, Sears
37.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	96.7%	302,495	121,798	424,293		JCPenney, Sears, Belk, Kmart
38.	Dadeland Mall	FL	North Miami Beach	Fee	50.0	% (4)	Acquired 1997	97.9%	1,062,072	334,404	1,396,476		Saks Fifth Avenue, JCPenney, Burdines-Macy's, Burdines-Macy's Home Gallery, The Limited, Nordstrom (6)
39.	DeSoto Square	FL	Bradenton	Fee	100.0%		Built 1973	92.1%	435,467	255,776	691,243		JCPenney, Sears, Dillard's, Burdines-Macy's
40.	Eastland Mall	IN	Evansville	Fee	50.0	% (4)	Acquired 1998	90.5%	532,955	365,646	898,601		JCPenney, Famous Barr, Lazarus-Macy's, (8)
41.	Eastland Mall	OK	Tulsa	Fee	100.0%		Built 1986	69.3%	305,732	177,166	482,898		Dillard's, Mervyn's, Mickey's, (8)
42.	Edison Mall	FL	Fort Meyers	Fee	100.0%		Acquired 1997	98.1%	742,667	299,405	1,042,072		Dillard's, JCPenney, Sears, Burdines-Macy's Mens, Children & Home, Burdines-Macy's Women
43.	Emerald Square	MA	North Attleboro	Fee	49.1	% (4)	Acquired 1999	98.5%	647,372	375,149	1,022,521		Filene's, JCPenney, Lord & Taylor, Sears
44.	Empire Mall (5)	SD	Sioux Falls	Fee and Ground Lease (7) (2013)	50.0	% (4)	Acquired 1998	92.4%	497,341	549,942	1,047,283		JCPenney, Younkers, Sears, Richman Gordman, Marshall Field's
45.	Fashion Mall at Keystone at the Crossing, The	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	91.4%	249,721	408,678	658,399	(20)	Parisian, Saks Fifth Avenue
46.	Fashion Valley Mall	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	99.4%	1,053,305	653,913	1,707,218		JCPenney, Macy's, Neiman-Marcus, Nordstrom, Robinson-May, Saks Fifth Avenue
47.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	97.4%	1,232,416	615,247	1,847,663		Dillard's, JCPenney, Lord & Taylor (17), Saks Fifth Avenue, Sears, Burdines-Macy's, Nordstrom
48.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	93.6%	327,260	173,994	501,254		JCPenney, Kohl's, Younkers, Sears, Staples
49.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	97.3%		483,838	483,838
50.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0	% (4)	Acquired 1998	94.9%	500,809	546,358	1,047,167		JCPenney, Sears, Boscovs
51.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	92.5%	879,300	422,040	1,301,340		Dillard's Men, Dillard's Women, Kaufmann's, JCPenney, Sears
52.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (7) (2009)	49.1	% (4)	Acquired 1999	98.8%	132,634	298,662	431,296	(20)	Best Buy, Marshalls, T.J. Maxx & More, Family Fitness, DSW Shoe Warehouse
53.	Greenwood Park Mall	IN	Greenwood	Fee	100.0%		Acquired 1979	98.2%	898,928	412,711	1,311,639		JCPenney, JCPenney Home Store, Lazarus-Macy's, L.S. Ayres, Sears, Von Maur, Dick's Sporting Goods (6)

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
54.	Gulf View Square	FL	Port Richey (Tampa-St. Pete)	Fee	100.0%		Built 1980	97.1%	461,852	234,012	695,864		Sears, Dillard's, JCPenney, Burdines-Macy's, Linens N Things (6), Best Buy (6)
55.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	50.0	% (4)	Acquired 1998	90.7%	843,609	433,571	1,277,180		Parisian, Rich's-Macy's, JCPenney, Sears, (8)
56.	Haywood Mall	SC	Greenville	Fee and Ground Lease (7) (2017)	100.0%		Acquired 1998	96.9%	913,633	329,971	1,243,604		Rich's-Macy's, Sears, Dillard's, JCPenney, Belk
57.	Heritage Park Mall	OK	Midwest City	Fee	100.0%		Built 1978	59.4%	382,700	223,639	606,339		Dillard's, Sears, (8)
58.	Highland Mall (5)	TX	Austin	Fee and Ground Lease (2070)	50.0	% (4)	Acquired 1998	94.9%	732,000	358,685	1,090,685		Dillard's Women & Home, Dillard's Mens & Children, Foley's, JCPenney
59.	Hutchinson Mall	KS	Hutchinson	Fee	100.0%		Built 1985	90.1%	277,665	247,703	525,368		Dillard's, JCPenney, Sears, Hobby Lobby
60.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	96.5%	499,284	522,772	1,022,056		Dillard's, Sears, The Jones Store Co.
61.	Indian River Mall	FL	Vero Beach	Fee	50.0	% (4)	Built 1996	88.3%	445,552	302,456	748,008		Sears, JCPenney, Dillard's, Burdines-Macy's
62.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	95.5%	751,704	377,536	1,129,240		Dillard's, Dillard's Home Center, Foley's, JCPenney, Sears, Beall's
63.	Irving Mall	TX	Irving (Dallas-Ft. Worth)	Fee	100.0%		Built 1971	95.9%	726,574	376,567	1,103,141		Foley's, Dillard's, Mervyn's, Sears, Barnes & Noble, FYE, Circuit City (6)
64.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	97.1%	310,095	277,055	587,150		Macy's, Sears, H&M
65.	King of Prussia Mall	PA	King of Prussia	Fee	12.9	% (4)	Acquired 2003	98.0%	1,775,871	1,074,756	2,850,627	(20)	JCPenney, Lord & Taylor, Neiman Marcus, Nordstrom, Sears, Strawbridge's, Bloomingdale's, Macy's
66.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	91.9%	597,028	381,539	978,567		Dillard's, JCPenney, Proffitt's, Sears, The Rush
67.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (7) (2040)	100.0%		Built 1976	99.6%	778,768	426,751	1,205,519		Dillard's, JCPenney, Foley's, Foley's Home Store, Sears, Beall's, Joe Brand-Lady Brand
68.	Lafayette Square	IN	Indianapolis	Fee	100.0%		Built 1968	97.5%	937,223	272,091	1,209,314		JCPenney, L.S. Ayres, Sears, Burlington Coat Factory, Steve & Barry's, Kittles Rooms Express, (8)
69.	Laguna Hills Mall	CA	Laguna Hills (Orange County)	Fee	100.0%		Acquired 1997	95.8%	536,500	331,133	867,633		Macy's, JCPenney, Sears
70.	Lake Square Mall	FL	Leesburg	Fee	50.0	% (4)	Acquired 1998	91.8%	296,037	264,930	560,967		JCPenney, Sears, Belk, Target
71.	Lakeline Mall	TX	Austin	Fee	100.0%		Built 1995	94.3%	745,179	355,192	1,100,371		Dillard's, Foley's, Sears, JCPenney, Mervyn's
72.	Las Vegas Premium Outlets (5)	NV	Las Vegas	Fee	50.0	% (4)	Built 2003	96.3%		432,478	432,478

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
73.	Lehigh Valley Mall	PA	Whitehall	(15)	(15)		Acquired 2003	91.2%	564,353	502,908	1,067,261	(20)	JCPenney, Macy's, Strawbridge's
74.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	89.6%	821,356	662,867	1,484,223		Neiman Marcus, Rich's-Macy's, Bloomingdale's
75.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	97.6%	498,000	359,018	857,018		Marshalls, Sports Authority, Target, Old Navy, Stop and Shop, Best Buy, Staples, Bed, Bath & Beyond, Kohl's
76.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	98.3%	541,861	203,238	745,099		Elder-Beerman, Sears, Lazarus-Macy's, JCPenney
77.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	98.1%	220,830	201,045	421,875		Kohl's, Carson Pirie Scott
78.	Lindale Mall (5)	IA	Cedar Rapids	Fee	50.0	% (4)	Acquired 1998	89.5%	305,563	385,392	690,955		Von Maur, Sears, Younkers
79.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	99.6%	616,128	369,449	985,577		Macy's, Sears, Lord & Taylor
80.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	90.3%	402,843	210,112	612,955		Dillard's, Dillard's Men, JCPenney, Sears, Beall's, (8)
81.	Mall at Chestnut Hill	MA	Newton (Boston)	Lease (2039) (9)	47.2	% (4)	Acquired 2002	96.5%	297,253	180,932	478,185		Bloomingdale's, Filene's
82.	Mall at Rockingham Park	NH	Salem (Boston)	Fee	24.6	% (4)	Acquired 1999	100.0%	638,111	382,110	1,020,221		Macy's, Filene's, JCPenney, Sears
83.	Mall of America	MN	Bloomington (Minneapolis-St. Paul)	Fee	27.5	% (4) (12)	Acquired 1999	92.7%	1,220,305	1,558,937	2,779,242		Macy's, Bloomingdales, Nordstrom, Sears, Knott's Camp Snoopy, Barnes & Noble, Old Navy, DSW Shoe Warehouse, Marshalls, Sportmart, Nordstrom Rack
84.	Mall of Georgia	GA	Mill Creek (Atlanta)	Fee	50.0	% (13) (4)	Built 1999	94.2%	989,590	795,581	1,785,171		Lord & Taylor (17), Rich's-Macy's, Dillard's, Galyan's, Haverty's, JCPenney, Nordstrom, Bed, Bath & Beyond
85.	Mall of New Hampshire	NH	Manchester (Boston)	Fee	49.1	% (4)	Acquired 1999	97.8%	444,889	361,605	806,494		Filene's, JCPenney, Sears, Best Buy
86.	Maplewood Mall	MN	Minneapolis	Fee	100.0%		Acquired 2002	88.5%	578,060	330,337	908,397		Sears, Marshall Field's, Kohl's, Mervyn's
87.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	98.7%	273,094	140,070	413,164		Lazarus-Macy's, Sears, Target
88.	McCain Mall	AR	N. Little Rock	Fee and Ground Lease (10) (2032)	100.0%		Built 1973	99.7%	554,156	222,306	776,462		Sears, Dillard's, JCPenney, M.M. Cohn
89.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	92.0%	471,173	258,236	729,409		Belk, Dillard's Mens, Children & Home, Dillard's Women, JCPenney, Burdines-Macy's, Office Max
90.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	92.1%	527,591	756,111	1,283,702	(20)	Macy's Women, Macy's Men, Macy's Children & Home, Nordstrom, Barnes & Noble
91.	Mesa Mall (5)	CO	Grand Junction	Fee	50.0	% (4)	Acquired 1998	92.4%	425,817	435,741	861,558		Sears, Herberger's, JCPenney, Target, Mervyn's, Gant Sports

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
92.	Metrocenter	AZ	Phoenix	Fee	50.0	% (4)	Acquired 1998	94.0%	876,027	515,828	1,391,855		Macy's, Dillard's, Robinsons-May, JCPenney, Sears, ZeroG Sports & Entertainment
93.	Miami International Mall	FL	South Miami	Fee	47.8	% (4)	Built 1982	95.8%	783,308	290,791	1,074,099		Sears, Dillard's, JCPenney, Burdines-Macy's Mens & Home, Burdines-Macy's Women & Children
94.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	94.3%	339,113	278,980	618,093		Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Beall's, Ross Dress for Less
95.	Miller Hill Mall	MN	Duluth	Ground Lease (2008)	100.0%		Built 1973	98.7%	429,508	375,911	805,419		JCPenney, Sears, Younkers, Barnes & Noble
96.	Montgomery Mall	PA	Montgomeryville	Fee	23.1	% (4)	Acquired 2003	91.9%	684,855	435,540	1,120,395		JCPenney, Macy's, Sears, Strawbridge's
97.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	97.3%	435,756	218,986	654,742		JCPenney, L.S. Ayres, Sears, Elder Beerman
98.	Nanuet Mall	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	90.7%	583,711	331,915	915,626		Macy's, Boscov, Sears
99.	North East Mall	TX	Hurst (Dallas-Ft. Worth)	Fee	100.0%		Built 1971	97.9%	1,194,589	357,283	1,551,872		Saks Fifth Avenue, Nordstrom, Dillard's, JCPenney, Sears, Foley's, (8)
100.	Northfield Square Mall	IL	Bourbonnais (Chicago)	Fee	31.6	% (13) (4)	Built 1990	83.7%	310,994	247,375	558,369		Sears, JCPenney, Carson Pirie Scott Womens, Carson Pirie Scott Mens, Children & Home
101.	Northgate Mall	WA	Seattle	Fee	100.0%		Built 1987	99.2%	688,391	308,873	997,264		Nordstrom, JCPenney, Gottschalk, Bon-Macy's, Toys "R" Us
102.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	94.9%	665,745	296,402	962,147		Parisian, Rich's-Macy's, Sears, JCPenney
103.	Northpark Mall	IA	Davenport	Fee	50.0	% (4)	Acquired 1998	92.5%	651,533	426,420	1,077,953		Von Maur, Younkers, Dillard's, JCPenney, Sears, Barnes & Noble
104.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1	% (4)	Acquired 1999	97.7%	989,277	695,441	1,684,718		Macy's, Filene's, JCPenney, Lord & Taylor, Sears, Filene's Basement, Bally Total Fitness
105.	Northwoods Mall	IL	Peoria	Fee	100.0%		Built 1983	98.7%	472,969	222,415	695,384		Famous Barr, JCPenney, Sears
106.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	86.6%	535,000	318,375	853,375	(20)	Dillard's Women, Dillard's Mens, Children & Home, Goldsmith's-Macy's
107.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	96.6%	620,755	276,246	897,001		Macy's, Boscov's, JCPenney, Sears
108.	Orange Park Mall	FL	Orange Park	Fee	100.0%		Acquired 1994	97.2%	534,180	390,175	924,355		Dillard's, JCPenney, Sears, Belk
109.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	96.6%	773,295	433,648	1,206,943		JCPenney, Marshall Field's, Sears, Carson Pirie Scott
110.	Oxford Valley Mall	PA	Langhorne	Fee	65.8%		Acquired 2003	94.3%	762,558	509,674	1,272,232	(20)	JCPenney, Macy's, Sears, Strawbridge's

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
111.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	95.3%	387,378	172,786	560,164		JCPenney, Sears, Belk, Burdines-Macy's
112.	Palm Beach Mall	FL	West Palm Beach	Fee	100.0%		Built 1967	96.9%	749,288	335,941	1,085,229		Dillard's, JCPenney, Sears, Burdines-Macy's, Borders Books & Music, DSW Shoe Warehouse, Old Navy
113.	Penn Square	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	97.4%	588,137	425,255	1,013,392		Foley's, JCPenney, Dillard's Womens, Dillard's Mens, Children & Home
114.	Pheasant Lane Mall	NH	Nashua (Boston)	(16)	(16	) (4)	Acquired 2002	98.5%	675,759	313,135	988,894		Macy's, Filene's, JC Penney, Sears, Target
115.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	96.9%	472,385	348,931	821,316		Lord & Taylor (17), Parisian, Saks Fifth Avenue
116.	Port Charlotte Town Center	FL	Port Charlotte	Ground Lease (2064)	80.0	% (13)	Built 1989	88.9%	458,554	321,928	780,482		Dillard's, JCPenney, Beall's, Sears, Burdines-Macy's, DSW Shoe Warehouse
117.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (7) (2025)	100.0%		Built 1972	97.9%	631,762	178,931	810,693		Dillard's, JCPenney, Foley's (19), Sears
118.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	39.6	% (4)	Acquired 2003	95.9%	686,760	423,047	1,109,807		JCPenney, Lord & Taylor, Macy's, Sears
119.	Raleigh Springs Mall	TN	Memphis	Fee and Ground Lease (7) (2018)	100.0%		Built 1971	45.0%	691,230	226,369	917,599		Sears, (8)
120.	Richardson Square	TX	Richardson (Dallas-Ft. Worth)	Fee	100.0%		Built 1977	73.4%	471,436	283,900	755,336		Dillard's, Sears, Target, Ross Dress for Less, Barnes & Noble, Oshman's
121.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	99.5%	685,251	331,526	1,016,777		Sears, JCPenney, Kaufmann's, Barnes & Noble
122.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	90.0%	834,588	544,223	1,378,811	(20)	Sears, JCPenney, Carson Pirie Scott, Marshall Field's
123.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	95.3%	786,626	461,697	1,248,323		Macy's, Lord & Taylor, JCPenney, Sears
124.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	68.3%	460,857	276,312	737,169		Sears, Dillard's, Foley's, Tony Hawk's Skate Park, JC Penney (6)
125.	Roosevelt Field Mall	NY	Garden City (New York)	Fee and Ground Lease (7) (2090)	100.0%		Acquired 1998	98.2%	1,430,425	750,101	2,180,526		Macy's, Bloomingdale's, JCPenney, Nordstrom, Gaylans, Bloomingdale's Furniture (6)
126.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	97.5%	827,015	407,583	1,234,598		Lazarus-Macy's, JCPenney, Sears, Kaufmann's, Media Play, DSW Shoe Warehouse
127.	Rushmore Mall (5)	SD	Rapid City	Fee	50.0	% (4)	Acquired 1998	98.1%	470,660	364,948	835,608		JCPenney, Sears, Herberger's, Hobby Lobby, Target, Scheel's Sports
128.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	93.6%	428,258	270,487	698,745		Macy's, Mervyn's, Sears
129.	Seminole Towne Center	FL	Sanford	Fee	45.0	% (14) (4)	Built 1995	93.8%	768,798	384,802	1,153,600		Dillard's, JCPenney, Parisian, Sears, Burdines-Macy's
130.	Shops at Mission Viejo Mall, The	CA	Mission Viejo (Orange County)	Fee	100.0%		Built 1979	98.6%	677,215	472,699	1,149,914		Macy's, Saks Fifth Avenue, Robinsons-May, Nordstrom

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
131.	Shops at Sunset Place, The	FL	Miami	Fee	37.5	% (4)	Built 1999	88.7%		500,143	500,143	Niketown, Barnes & Noble, Gameworks, Virgin Megastore, Z Gallerie
132.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4)	Acquired 1995	96.7%	902,595	455,400	1,357,995	Macy's, Sears, JCPenney, H&M, Stern's
133.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1	% (4)	Acquired 1999	100.0%	538,843	373,754	912,597	Filene's, Sears, JCPenney, Linens-N-Things
134.	Source, The	NY	Westbury (New York)	Fee	25.5	% (4)	Built 1997	93.5%	210,798	518,354	729,152	Off 5th-Saks Fifth Avenue, Fortunoff, Nordstrom Rack, Old Navy, Circuit City, Virgin Megastore, Rosewood Home Furnishings, H&M
135.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	96.5%	655,987	454,033	1,110,020	Sears, Kaufmann's, Lazarus-Macy's
136.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	98.3%	847,603	614,037	1,461,640	Macy's, Filene's, Lord & Taylor, Sears, Filene's Basement
137.	Southern Hills Mall (5)	IA	Sioux City	Fee	50.0	% (4)	Acquired 1998	71.0%	372,937	428,619	801,556	Younkers, Sears, Sheel's Sporting Goods, Barnes & Noble (6), (8)
138.	Southern Park Mall	OH	Boardman	Fee	100.0%		Built 1970	97.5%	811,858	385,922	1,197,780	Dillard's, JCPenney, Sears, Kaufmann's
139.	Southgate Mall	AZ	Yuma	Fee	100.0%		Acquired 1988	99.7%	252,264	69,310	321,574	Sears, Dillard's, JCPenney, Albertson's
140.	SouthPark	NC	Charlotte	Fee & Ground Lease (11) (2040)	100.0%		Acquired 2002	87.9%	857,254	332,104	1,189,358	Nordstrom (6), Hecht's, Belk, Dillard's, Gaylans (6)
141.	Southpark Mall	IL	Moline	Fee	50.0	% (4)	Acquired 1998	93.5%	578,056	447,997	1,026,053	JCPenney, Younkers, Sears, Von Maur
142.	SouthRidge Mall (5)	IA	Des Moines	Fee	50.0	% (4)	Acquired 1998	71.2%	497,806	504,732	1,002,538	Sears, Younkers, JCPenney, Target, (8)
143.	Square One Mall	MA	Saugus (Boston)	Fee	49.1	% (4)	Acquired 1999	99.4%	540,101	324,593	864,694	Filene's, Sears, Best Buy, T.J. Maxx N More, Filene's Basement
144.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	96.0%	631,602	354,007	985,609	Sears, JCPenney, Kohl's, Hecht's, Hecht's Home Store
145.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquried 2003	97.8%	849,153	522,459	1,371,612	Macy's, Neiman Marcus, Nortstrom, Bloomingdales
146.	Summit Mall	OH	Akron (Cleveland)	Fee	100.0%		Built 1965	94.1%	432,936	331,297	764,233	Dillard's Women & Children, Dillard's Mens & Home, Kaufmann's
147.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	89.9%	575,837	342,131	917,968	JCPenney, Mervyn's, Sears, Dillard's Women & Children, Dillard's Mens & Home
148.	Tacoma Mall	WA	Tacoma	Fee	100.0%		Built 1987	98.7%	924,045	370,419	1,294,464	Nordstrom, Sears, JCPenney, Bon-Macy's, Mervyn's
149.	The Galleria	TX	Houston	Fee	31.5	% (4)	Acquired 2002	88.3%	1,300,466	1,104,346	2,404,812	Macy's, Saks Fifth Avenue, Neiman Marcus, Lord & Taylor (17), Nordstrom, Foley's, University Club
150.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	98.5%	568,373	291,153	859,526	L.S. Ayres, JCPenney, Sears, Kohl's, (8)

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
151.	Town Center at Boca Raton	FL	Boca Raton	Fee	100.0%		Acquired 1998	99.4%	1,061,076	494,247	1,555,323	Lord & Taylor (17), Saks Fifth Avenue, Bloomingdale's, Sears, Burdines-Macy's, Nordstrom
152.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	50.0	% (4)	Acquired 1998	97.9%	851,346	421,107	1,272,453	Rich's-Macy's, Parisian, Sears, JCPenney, Rich's-Macy's Furniture
153.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	95.9%	779,490	399,619	1,179,109	Dillard's, JCPenney, Sears, Von Maur
154.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	89.4%	619,269	336,062	955,331	Dillard's Women & Home, Dillard's Mens & Children, Sears, JCPenney, Dick's Sporting Goods
155.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	91.7%	511,372	358,197	869,569	Dillard's, Sears, Borders, JCPenney, Burdines-Macy's
156.	Trolley Square	UT	Salt Lake City	Fee	90.0%		Acquired 1986	81.2%		221,863	221,863	—
157.	Tyrone Square	FL	St. Petersburg (Tampa-St. Pete)	Fee	100.0%		Built 1972	99.1%	748,269	380,012	1,128,281	Dillard's, JCPenney, Sears, Borders, Burdines-Macy's
158.	University Mall	AR	Little Rock	Ground Lease (2026)	100.0%		Built 1967	89.8%	412,761	153,192	565,953	JCPenney, M.M. Cohn
159.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	82.8%	478,449	228,579	707,028	JCPenney, Sears, McRae's
160.	University Park Mall	IN	Mishawaka	Fee	60.0%		Built 1979	98.4%	622,508	320,315	942,823	L.S. Ayres, JCPenney, Sears, Marshall Field's
161.	Upper Valley Mall	OH	Springfield	Fee	100.0%		Built 1971	93.3%	479,418	271,132	750,550	Lazarus-Macy's, JCPenney, Sears, Elder-Beerman
162.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	97.5%	389,781	266,579	656,360	Dillard's, Mervyn's, Sears, JCPenney, Marshalls, Beall's, Office Max
163.	Valley Mall	VA	Harrisonburg	Fee	50.0	% (4)	Acquired 1998	99.2%	307,798	179,631	487,429	JCPenney, Belk, Wal-Mart, Peebles
164.	Virginia Center Commons	VA	Glen Allen	Fee	100.0%		Built 1991	96.5%	506,639	280,855	787,494	Dillard's Women, Dillard's Mens, Children & Home, Hecht's, JCPenney, Sears
165.	Walt Whitman Mall	NY	Huntington Station (New York)	Ground Rent (2012)	100.0%		Acquired 1998	95.7%	742,214	292,533	1,034,747	Macy's, Lord & Taylor, Bloomingdale's, Saks Fifth Avenue, Organized Living
166.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	87.0%	706,174	308,064	1,014,238	L.S. Ayres, Target, Sears, Burlington Coat Factory (6), (8)
167.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	66.1%	716,811	310,002	1,026,813	Dillard's, JCPenney, The Jones Store, Sears, (8)
168.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0%		Acquired 1991	96.7%	878,311	450,691	1,329,002	Parisian, Dillard's, JCPenney, Proffitt's, Sears
169.	Westchester, The	NY	White Plains (New York)	Fee	40.0%		Acquired 1997	99.5%	349,393	475,026	824,419	Neiman Marcus, Nordstrom
170.	Westminster Mall	CA	Westminster (Orange County)	Fee	100.0%		Acquired 1998	86.5%	716,939	503,533	1,220,472	Sears, JCPenney, Robinsons-May, Macy's
171.	White Oaks Mall	IL	Springfield	Fee	77.5%		Built 1977	95.1%	601,708	347,497	949,205	Famous Barr, Sears, Bergner's, Dick's Sporting Goods (6)
172.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	96.9%	761,648	506,453	1,268,101	Goldsmith's-Macy's, JC Penney, Sears, Dillard's
173.	Woodland Hills Mall	OK	Tulsa	Fee	47.2	% (4)	Acquired 2002	96.8%	709,447	382,848	1,092,295	Foley's, JCPenney, Sears, Dillard's
174.	Woodville Mall	OH	Northwood	Fee	100.0%		Built 1969	79.6%	518,792	254,613	773,405	Sears, Elder-Beerman, Andersons, Woodville Skate Park

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	COMMUNITY SHOPPING CENTERS
1.	Arboretum, The	TX	Austin	Fee	100.0%		Acquired 1998	94.9%	35,773	170,738	206,511	Barnes & Noble, Cheescake Factory
2.	Bloomingdale Court	IL	Bloomingdale	Fee	100.0%		Built 1987	94.1%	436,255	168,256	604,511	Best Buy, T.J. Maxx N More, Frank's Nursery, Office Max, Old Navy, Linens-N-Things, Wal-Mart, Cicuit City, Dress Barn, JoAnn Etc (6)
3.	Boardman Plaza	OH	Youngstown	Fee	100.0%		Built 1951	72.4%	375,502	265,273	640,775	Burlington Coat Factory, Giant Eagle, Michael's, Linens-N-Things, T.J. Maxx, Steinmart, Sav-A-Lot, (8)
4.	Bridgeview Court	IL	Bridgeview	Fee	100.0%		Built 1988	86.9%	216,491	57,187	273,678	Northwestern Business College, (8)
5.	Brightwood Plaza	IN	Indianapolis	Fee	100.0%		Built 1965	100.0%	0	38,493	38,493	Preston Safeway
6.	Celina Plaza	TX	El Paso	Fee and Ground Lease (11) (2005)	100.0%		Built 1978	26.7%	23,927	8,695	32,622	(8)
7.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	199,693	0	199,693	Regal Cinema, (8)
8.	Chesapeake Center	VA	Chesapeake	Fee	100.0%		Built 1989	70.4%	213,670	85,934	299,604	K-Mart, Petsmart, Michael's, Movies 10, (8)
9.	Cobblestone Court	NY	Victor	Fee and Ground Lease (7) (2038)	35.0	% (14) (4)	Built 1993	98.8%	206,680	58,819	265,499	Dick's Sporting Goods, Kmart, Office Max
10.	Countryside Plaza	IL	Countryside	Fee and Ground Lease (7) (2058)	100.0%		Built 1977	80.4%	290,216	145,392	435,608	Best Buy, Old Country Buffet, Burlington Coat, Home Depot, (8)
11.	Crystal Court	IL	Crystal Lake	Fee	35.0	% (14) (4)	Built 1989	86.1%	201,993	76,978	278,971	Cub Foods, Wal-Mart
12.	Dekalb Plaza	PA	King of Prussia	Fee	52.4%		Acquired 2003	46.4%	81,368	20,345	101,713	ACME
13.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0	% (4)	Acquired 1998	96.2%	60,000	115,639	175,639	Marshalls, Kids "R" Us (17), Toys "R" Us, Bed, Bath & Beyond
14.	Eastland Plaza	OK	Tulsa	Fee	100.0%		Built 1986	84.7%	152,451	33,698	186,149	Marshalls, Target, Toys "R" Us
15.	Empire East (5)	SD	Sioux Falls	Fee	50.0	% (4)	Acquired 1998	97.9%	253,388	44,875	298,263	Kohl's, Target
16.	Fairfax Court	VA	Fairfax	Fee	26.3	% (14) (4)	Built 1992	89.2%	168,743	80,614	249,357	Burlington Coat Factory, Circuit City Superstore, (8)
17.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	98.0%	325,170	100,588	425,758	Kohl's, Marshalls, Media Play, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed, Bath & Beyond, Petco
18.	Gaitway Plaza	FL	Ocala	Fee	23.3	% (14) (4)	Built 1989	89.1%	123,027	93,328	216,355	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed, Bath & Beyond
19.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	142,229	21,875	164,104	Circuit City, Best Buy, Michael's, Cost Plus World Market
20.	Great Northeast Plaza	PA	Philadelphia	Fee	50.0	% (4)	Acquired 1989	100.0%	238,158	57,600	295,758	Sears
21.	Greenwood Plus	IN	Greenwood	Fee	100.0%		Built 1979	100.0%	134,141	25,790	159,931	Best Buy, Kohl's
22.	Griffith Park Plaza	IN	Griffith	Ground Lease (2060)	100.0%		Built 1979	34.5%	175,595	98,640	274,235	K-mart, (8)
23.	Grove at Lakeland Square, The	FL	Lakeland	Fee	100.0%		Built 1988	91.9%	142,317	73,274	215,591	Sports Authority
24.	Henderson Square	PA	King of Prussia	Fee	79.1%		Acquired 2003	97.2%	72,683	34,661	107,344	ACME, Staples

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
25.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	77.3%	372,316	105,764	478,080	Marshalls, Bed, Bath & Beyond, American Signature Home, Save-Rite, Ross Dress for Less, Office Max, Burlington Coat Factory, (8)
26.	Indian River Commons	FL	Vero Beach	Fee	50.0	% (4)	Built 1997	90.8%	233,358	27,510	260,868	Lowe's, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, Michael's
27.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	0	111,518	111,518	—
28.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	88.7%	0	29,140	29,140	—
29.	Knoxville Commons	TN	Knoxville	Fee	100.0%		Built 1987	100.0%	91,483	88,980	180,463	Office Max, Circuit City
30.	Lake Plaza	IL	Waukegan	Fee	100.0%		Built 1986	98.7%	170,789	44,673	215,462	Pic 'N Save, Home Owners Bargain Outlet
31.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	91.7%	270,628	100,852	371,480	Best Buy, Marshalls, Ulta Cosmetics, Factory Card Outlet, Golf Galaxy, Linens-N-Things, Petco Supplies & Fish, Value City Furniture, (8)
32.	Lakeline Plaza	TX	Austin	Fee	100.0%		Built 1998	98.4%	306,317	79,431	385,748	Old Navy, Best Buy, Cost Plus World Market, Linens-N-Things, Office Max, Petsmart, Ross Dress for Less, T.J. Maxx, Party City, Ulta Cosmetics, Ultimate Electronics
33.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	94.2%	159,584	47,294	206,878	Kohl's, Hobby Lobby
34.	Lincoln Crossing	IL	O'Fallon	Fee	100.0%		Built 1990	100.0%	134,935	13,446	148,381	Wal-Mart, PetsMart
35.	Lincoln Plaza	PA	King of Prussia	Fee	65.8%		Acquired 2003	100.0%	143,649	123,582	267,231	Burlington Coat Factory, Circuit City
36.	Mall of Georgia Crossing	GA	Mill Creek (Atlanta)	Fee	50.0	% (4)	Built 1999	97.8%	341,503	99,109	440,612	Target, Nordstrom Rack, Best Buy, Staples, T.J. Maxx N More, American Signature Home
37.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	90.0%	49,552	41,675	91,227	Best Buy, Bed, Bath & Beyond
38.	Martinsville Plaza	VA	Martinsville	Space Lease (2046)	100.0%		Built 1967	97.1%	60,000	42,105	102,105	Rose's
39.	Matteson Plaza	IL	Matteson	Fee	100.0%		Built 1988	43.5%	230,885	44,570	275,455	Dominick's, Michael's Arts & Crafts, Value City, (8)
40.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	100.0%	271,656	27,195	298,851	Kohl's, Office Max, Shoe Carnival, T.J. Maxx, Target
41.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	97.3%	24,912	66,736	91,648	Goody's
42.	North Ridge Plaza	IL	Joliet	Fee	100.0%		Built 1985	74.3%	190,323	114,747	305,070	Minnesota Fabrics, Hobby Lobby, Office Max, (8)
43.	Northland Plaza	OH	Columbus	Fee and Ground Lease (7) (2085)	100.0%		Built 1988	62.7%	118,304	91,230	209,534	Marshalls, Hobby Lobby, (8)
44.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	92.0%	99,028	71,841	170,869	Target, Cinema Grill
45.	Park Plaza	KY	Hopkinsville	Fee and Ground Lease (7) (2039)	100.0%		Built 1968	95.2%	82,398	32,626	115,024	Big Lots, Wal-Mart (18)
46.	Plaza at Buckland Hills, The	CT	Manchester	Fee	35.0	% (14) (4)	Built 1993	84.6%	252,179	82,308	334,487	Toys "R" Us, Jo-Ann Etc., Kids "R" Us (17), Comp USA, Linens-N-Things, Party City, Petsmart, (8)

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
47.	Regency Plaza	MO	St. Charles	Fee	100.0%		Built 1988	100.0%	210,627	76,899	287,526	Wal-Mart, Sam's Wholesale, Petsmart
48.	Ridgewood Court	MS	Jackson	Fee	35.0	% (14) (4)	Built 1993	100.0%	185,939	54,723	240,662	T.J. Maxx, Bed, Bath & Beyond, Best Buy, Marshalls, Lifeway Christian Stores, Michael's
49.	Rockaway Convenience Center	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	131,438	100,184	231,622	Kids "R" Us (17), AMCE Grocery, Best Buy, Borders Books & Music, Linens N Things, Michael's
50.	Royal Eagle Plaza	FL	Coral Springs (Miami-Ft. Lauderale)	Fee	35.0	% (14) (4)	Built 1989	100.0%	124,479	74,643	199,122	Kmart, Stein Mart
51.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	68.7%	292,752	113,202	405,954	Value City Furniture, T.J. Maxx, Jo Ann Fabrics, CVS, Shoppers Food Warehouse, Dollar Tree, (8)
52.	Shops at Northeast Mall, The	TX	Hurst	Fee	100.0%		Built 1999	98.9%	265,595	98,989	364,584	Old Navy, Nordstrom Rack, Bed, Bath & Beyond, Office Max, Michael's, Petsmart, T.J. Maxx, Ulta Cosmetics, Best Buy, Pier 1 Imports
53.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	100.0%	98,337	2,750	101,087	Circuit City, Hobby-Lobby, The Pep Boys
54.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	73.8%	281,446	47,531	328,977	Marshalls, Target, American Signature Home, Bed, Bath & Beyond
55.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	95.5%	85,811	8,787	94,598	Best Buy, Barnes & Noble
56.	University Center	IN	Mishawaka	Fee	60.0%		Built 1980	87.1%	104,359	46,177	150,536	Best Buy, Michaels
57.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.0	% (14) (4)	Built 1990	98.3%	431,018	112,430	543,448	Wal-Mart, Galyan's, Frank's Nursery, Kohl's, Marsh, Bed, Bath & Beyond, Regal Cinema
58.	Wabash Village	IN	West Lafayette	Ground Lease (2063)	100.0%		Built 1970	12.2%	109,388	15,148	124,536	(8)
59.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	57.1%	21,500	28,607	50,107	(8)
60.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	100.0%	622,244	329,559	951,803	L.A. Fitness, T.J. Maxx, Barnes & Noble, Ross Dress for Less, Petsmart, Bed, Bath & Beyond, Old Navy, Best Buy, Office Max, Ashley Furniture, Jo-Ann Fabrics, Target
61.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	100.0%	182,161	55,622	237,783	Target, T.J. Maxx, Toys "R" Us, Famous Footwear
62.	West Town Corners	FL	Altamonte Springs	Fee	23.3	% (14) (4)	Built 1989	99.1%	263,782	121,285	385,067	Wal-Mart, Sports Authority, PetsMart, Winn Dixie, American Signature Furniture
63.	Westland Park Plaza	FL	Orange Park	Fee	23.3	% (14) (4)	Built 1989	96.3%	123,548	39,606	163,154	Burlington Coat Factory, PetsMart, Sports Authority, Sound Advice
64.	Whitehall Mall	PA	Whitehall	Fee	39.6	% (4)	Acquired 2003	99.0%	378,642	175,079	553,721	Kohl's, Sears, Bed, Bath and Beyond
65.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	98.3%	275,703	115,723	391,426	Kohl's, Kids "R" Us (17), Office Max, T.J. Maxx, Toys "R" Us, Cub Foods
66.	Willow Knolls Court	IL	Peoria	Fee	35.0	% (14) (4)	Built 1990	100.0%	309,440	72,937	382,377	Kohl's, Sam's Wholesale Club, Willow Knolls Cinema, Burlington Coat Factory
67.	Yards Plaza, The	IL	Chicago	Fee	35.0	% (14) (4)	Built 1990	100.0%	228,813	36,607	265,420	Burlington Coat Factory, Value City, Ralphs Food for Less

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
	OFFICE CENTERS
1.	O'Hare International Center	IL	Rosemont	Fee	100.0%		Built 1988	85.2%	0	495,546	495,546	(20)	—
2.	Riverway	IL	Rosemont	Fee	100.0%		Acquired 1991	84.5%	0	819,201	819,201	(20)	—
	MIXED-USE CENTERS
1.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	91.4%	104,332	1,109,880	1,214,212	(20)	Neiman Marcus
2.	Fashion Centre at Pentagon City, The	VA	Arlington	Fee	42.5	% (4)	Built 1989	99.8%	472,729	514,979	987,708	(20)	Macy's, Nordstrom

	Total U.S. Portfolio								117,183,895	72,830,417	190,014,312

	CANADA REGIONAL MALLS
1.	Forum Entertainment Centre (5)		Montreal	Fee	35.6	% (4)	Built 2001	88.7%	246,972	—	246,972		AMC Entertainment

	Total North American Portfolio								117,430,867	72,830,417	190,261,284

							Expected Opening
	PROPERTIES UNDER CONSTRUCTION
1.	Chicago Premium Outlets	IL	Aurora (Chicago)		50.0	% (4)	2nd Quarter 2004						—
2.	Clay Terrace	IN	Carmel (Indianapolis)		50.0	% (4)	4th Quarter 2004						Dicks Sporting Goods, DSW Shoe Warehouse, Circuit City, Wild Oats
3.	St. Johns Town Center	FL	Jacksonville		50.0	% (13)	1st Quarter 2005						Target, JoAnn Fabribcs, PetsMart
4.	Firewheel Town Center	TX	Garland		100.0%		4th Quarter 2005						Foley's, Dillard's, Barnes & Noble, Circuit City, Sports Authoridy, Linens N Things
5.	WolfRanch	TX	Georgetown (Austin)		100.0%		3rd Quarter 2005						Target, Kohl's, Linens N Things, Office Depot, Petsmart

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
The date listed is the expiration date of the last renewal option available to the operating entity under the ground lease. In a majority of the ground leases, we have a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective Property.

(2)
The Operating Partnership's direct and indirect interests in some of the Properties held as joint venture interests are subject to preferences on distributions in favor of other partners or the Operating Partnership.

(3)
Regional Malls—Executed leases for all company-owned GLA in mall and freestanding stores, excluding majors. Also includes company owned retail space at specialty centers and mixed-use properties. Community Centers—Executed leases for all company-owned GLA including majors, mall stores and freestanding stores.

(4)
Joint Venture Properties accounted for under the equity method.

(5)
This Property is managed by a third party.

(6)
Indicates anchor is currently under construction or in predevelopment.

(7)
Indicates ground lease covers less than 50% of the acreage of this Property.

(8)
Indicates vacant anchor space(s).

(9)
The lease at the Mall at Chestnut Hill includes the entire premises including land and building.

(10)
Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.

(11)
Indicates ground lease covers outparcel only.

(12)
This interest is currently subject to a constructive trust imposed by an order issued by the Federal District Court for the State of Minnesota. We have appealed that order. See footnote 11 of the accompanying financial statements for further discussion regarding Mall of America

(13)
The Operating Partnership receives substantially all the economic benefit of the property due to a partner preference or advances.

(14)
Outside partner receives substantially all of the economic benefit due to a partner preference.

(15)
The ownership of the property is evidenced by the Operating Partnership's note secured by an equity interest in the property.

(16)
The Operating Partnership owns a mortgage note that encumbers Pheasant Lane Mall that entitles it to 100% of the economics of this property.

(17)
Indicates anchor has announced its intent to close this location.

(18)
Indicates anchor has closed, but the Operating Partnership still collects rents and/or fees under an agreement.

(19)
This retailer operates multiple stores at this Property.

(20)
Mall & Freestanding GLA consists of a combination of Office and Retail space.

Mall	Retail GLA	Office GLA	Total Mall & Freestanding GLA
Arsenal Mall	204,669	105,807	310,476
Fashion Mall at Keystone at the Crossing, The	378,636	30,042	408,678
Greendale Mall	178,802	119,860	298,662
King of Prussia Mall	1,061,060	13,696	1,074,756
Lehigh Valley Mall	491,154	11,754	502,908
Menlo Park Mall	705,679	50,432	756,111
Oak Court Mall	188,434	129,941	318,375
O'Hare International Center	12,838	482,708	495,546
Oxford Valley Mall	399,116	110,558	509,674
River Oaks Center	426,168	118,055	544,223
Riverway	24,809	794,392	819,201
Copley Place	263,058	846,822	1,109,880
Fashion Centre at Pentagon City, The	345,890	169,089	514,979

  International

            The following summarizes our investments in Europe and the countries of real estate ownership and operation as of December 31, 2003:

Investment	Ownership Interest	Properties open and operating	Countries
Gallerie Commerciali Italia, S.p.A.	49.0%	38	Italy
European Retail Enterprises ("ERE"), B.V.	35.2%	9	France, Poland, Portugal

            In addition, we jointly hold with a third party an interest in one parcel of land for development near Paris, France outside of these two joint ventures. ERE also operates through a wholly-owned subsidiary Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, lessors and managers.

            Our properties in Europe consist primarily of hypermarket anchored shopping centers. Substantially all of our European properties are anchored by either the hypermarket retailer Auchan, primarily in Italy, who is affiliated with our partner in GCI, The Rinascente Group, or are anchored by the hypermarket Carrefour in France, Poland, and Portugal. Certain of these properties are subject to leaseholds that entitle the lessor to receive substantially all the economic benefits of the portion of the property subject to the leasehold.

            As of December 31, 2003, our European properties were approximately 99.3% occupied. These properties contain an aggregate of approximately 8.9 million square feet of GLA, of which approximately 3.8 million square feet is Owned GLA.

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 European Properties

						Gross Leasable Area (1)
	Property Name	City (Metropolitan area)	Ownership Interest	Our Percentage Interest	Year Built	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	FRANCE
1.	Bay 2	Torcy (Paris)	Freehold	35.2%	2003	132,396	408,910	541,306	Carrefour, Leroy Merlin
2.	Bel'Est	Bagnolet (Paris)	Freehold	12.3%	1992	150,695	62,980	213,675	Auchan
3.	Villabé A6	Villabé (Paris)	Freehold	5.3%	1992	102,257	104,507	206,764	Carrefour

	Subtotal France					385,348	576,397	961,745
	ITALY
1.	Ancona — Senigallia	Senigallia (Ancona)	Freehold	49.0%	1995	41,193	41,581	82,774	Cityper
2.	Ascoli Piceno — Grottammare	Grottammare (Ascoli Piceno)	Freehold	49.0%	1995	38,901	55,929	94,830	Cityper
3.	Ascoli Piceno — Porto Sant'Elpidio	Porto Sant'Elpidio (Ascoli Piceno)	Freehold	49.0%	1999	47,986	114,259	162,245	Cityper
4.	Bari — Casamassima	Casamassima (Bari)	Freehold	49.0%	1995	159,015	388,825	547,840	Auchan, Coin, Upim, Leroy Merlin, Decathlon
5.	Brescia — Mazzano	Mazzano (Brescia)	Freehold/Leasehold (2)	49.0%	1994	103,290	127,359	230,649	Auchan, Bricocenter, Upim
6.	Cagliari — Santa Gilla	Cagliari	Freehold/Leasehold (2)	49.0%	1992	75,939	114,754	190,693	Auchan, Bricocenter
7.	Catania — La Rena	Catania	Freehold	49.0%	1998	124,065	22,077	146,142	Auchan
8.	Milano — Rescaldina	Rescaldina (Milano)	Freehold	49.0%	2000	165,108	212,017	377,125	Auchan, Bricocenter, Decathlon, Upim
9.	Milano — Vimodrone	Vimodrone (Milano)	Freehold	49.0%	1989	110,384	80,202	190,586	Auchan, Bricocenter
10.	Napoli — Pompei	Pompei (Napoli)	Freehold	49.0%	1990	74,314	17,147	91,461	Auchan
11.	Padova	Padova	Freehold	49.0%	1989	73,324	32,485	105,809	Auchan
12.	Palermo	Palermo	Freehold	49.0%	1990	73,065	9,849	82,914	Auchan
13.	Pesaro — Fano	Fano (Pesaro)	Freehold	49.0%	1994	56,274	55,951	112,225	Auchan
14.	Pescara	Pescara	Freehold	49.0%	1998	96,337	65,186	161,523	Auchan, Upim
15.	Pescara — Cepagatti	Cepagatti (Pescara)	Freehold	49.0%	2001	80,213	189,617	269,830	Auchan
16.	Piacenza — San Rocco al Porto	San Rocco al Porto (Piacenza)	Freehold	49.0%	1992	104,485	20,419	124,904	Auchan, Flunch
17.	Roma — Collatina	Collatina (Roma)	Freehold	49.0%	1999	59,524	4,101	63,625	Auchan
18.	Sassari — Predda Niedda	Predda Niedda (Sassari)	Freehold/Leasehold (2)	49.0%	1990	56,263	107,779	164,042	Auchan, Bricocenter, Upim
19.	Taranto	Taranto	Freehold	49.0%	1997	75,240	126,508	201,748	Auchan, Bricocenter, Upim
20.	Torino	Torino	Freehold	49.0%	1989	105,056	66,682	171,738	Auchan, Upim
21.	Torino — Venaria	Venaria (Torino)	Freehold	49.0%	1982	101,557	64,045	165,602	Auchan, Bricocenter
22.	Venezia — Mestre	Mestre (Venezia)	Freehold	49.0%	1995	114,076	132,644	246,720	Auchan
23.	Vicenza	Vicenza	Freehold	49.0%	1995	78,415	20,064	98,479	Auchan
24.	Brindisi — Mesagne	Mesagne (Brindisi)	Freehold	49.0%	2003	88,049	140,598	228,647	Auchan
25.	Ancona	Ancona	Leasehold (3)	49.0%	1993	82,947	82,333	165,280	Auchan, Upim
26.	Bergamo	Bergamo	Leasehold (3)	49.0%	1976	103,011	16,921	119,932	Auchan
27.	Brescia — Concesio	Concesio (Brescia)	Leasehold (3)	49.0%	1972	89,932	27,566	117,498	Auchan
28.	Cagliari — Marconi	Cagliari	Leasehold (3)	49.0%	1994	83,549	109,943	193,492	Auchan, Bricocenter
29.	Catania — Misterbianco	Misterbianco (Catania)	Leasehold (3)	49.0%	1989	83,259	15,984	99,243	Auchan
30.	Merate — Lecco	Merate (Lecco)	Leasehold (3)	49.0%	1976	73,496	88,501	161,997	Auchan, Bricocenter
31.	Milano — Cinisello — Balsamo	Cinisello — Balsamo (Milano)	Leasehold (3)	49.0%	1993	68,426	18,589	87,015	Auchan
32.	Milano — Nerviano	Nerviano (Milano)	Leasehold (3)	49.0%	1991	83,840	27,782	111,622	Auchan
33.	Napoli — Mugnano di Napoli	Mugnano di Napoli	Leasehold (3)	49.0%	1992	97,952	94,852	192,804	Auchan, Bricocenter, Upim
34.	Olbia	Olbia	Leasehold (3)	49.0%	1993	48,976	48,814	97,790	Auchan
35.	Roma — Casalbertone	Roma	Leasehold (3)	49.0%	1998	62,667	84,927	147,594	Auchan, Upim
36.	Sassari — Centro Azuni	Sassari	Leasehold (3)	49.0%	1995	—	35,564	35,564
37.	Torino — Rivoli	Rivoli (Torino)	Leasehold (3)	49.0%	1986	61,785	32,346	94,131	Auchan
38.	Verona — Bussolengo	Bussolengo (Verona)	Leasehold (3)	49.0%	1975	89,319	75,326	164,645	Auchan, Bricocenter

	Subtotal Italy					3,131,232	2,969,526	6,100,758

SIMON PROPERTY GROUP, INC.
PROPERTY TABLE
 European Properties

						Gross Leasable Area (1)
	Property Name	City (Metropolitan area)	Ownership Interest	Our Percentage Interest	Year Built	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	POLAND
1.	Borek Shopping Center	Wroclaw	Freehold	35.2%	1999	119,942	129,393	249,335	Carrefour
2.	Dabrowka Shopping Center	Katowice	Freehold	35.2%	1999	120,986	172,868	293,854	Carrefour, Castorama
3.	Turzyn Shopping Center	Szczecin	Freehold	35.2%	2001	87,188	120,943	208,131	Carrefour
4.	Wilenska Station Shopping Center	Warsaw	Freehold	35.2%	2002	92,688	215,935	308,623	Carrefour
5.	Zakopianka Shopping Center	Krakow	Freehold	35.2%	1998	120,190	432,688	552,878	Carrefour, Castorama

	Subtotal Poland					540,994	1,071,827	1,612,821
	PORTUGAL
1.	Minho center	Braga (Porto)	Leasehold (3)	35.2%	1997	120,018	101,622	221,640	Carrefour

	TOTAL EUROPEAN ASSETS					4,177,592	4,719,372	8,896,964

FOOTNOTES:

(1)
All gross leasable area listed in square feet.

(2)
This property is held partially in fee and partially encumbered by a leasehold on the premise which entitles the lessor to the majority of the economics of the portion of the property subject to the leasehold.

(3)
This property is encumbered by a leasehold on the entire premises which entitles the lessor the majority of the economics of the property.

  Land Held for Development

            We have direct or indirect ownership interests in three parcels of land held for future development, containing an aggregate of approximately 275 acres located in three states.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. Substantially all of the mortgage and property related debt is nonrecourse to us.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2003
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall	6.20%		$29,763		$2,216		10/10/12
Arsenal Mall — 1	6.75%		32,977		2,724		09/28/08
Arsenal Mall — 2	8.20%		1,796		286		05/05/16
Battlefield Mall	4.60%		100,000		4,603	(2)	07/01/13
Biltmore Square	7.95%		26,000		2,067	(2)	12/11/10	(30)
Bloomingdale Court	7.78%		28,695	(4)	2,578		11/01/09
Bowie Mall	2.62	% (1)	52,700		1,381	(2)	12/14/05	(3)
Brunswick Square	2.62	% (1)	45,000		1,179	(2)	06/12/05	(3)
Century III Mall	6.20%		87,859	(10)	6,541		10/10/12
Chesapeake Center	8.44%		6,563	(32)	554	(2)	06/15/05	(30)
Chesapeake Square	3.87	% (13)	47,000		1,819	(2)	07/01/06	(3)
Cielo Vista Mall — 1	9.38%		51,033	(5)	5,828		05/01/07
Cielo Vista Mall — 2	8.13%		675		376		11/01/05
Cielo Vista Mall — 3	6.76%		36,614	(5)	3,039		05/01/07
CMBS Loan — Fixed (encumbers 7 Properties)	7.31%		172,290	(6)	14,065		12/15/04	(30)
CMBS Loan — Variable (encumbers 7 Properties)	6.20	% (7)	48,157	(6)	1,722		12/15/04	(30)
College Mall — 1	7.00%		37,013	(8)	3,908		01/01/09
College Mall — 2	6.76%		11,281	(8)	935		01/01/09
Copley Place	7.44%		180,836		16,266		08/01/07
Coral Square	8.00%		88,946		8,065		10/01/10
Crossroads Mall	6.20%		44,127		3,285		10/10/12
Crystal River	7.63%		15,867		1,385		11/11/10	(30)
DeKalb Mall	9.35%		2,711		699		10/01/04
Forest Mall	6.20%		17,671	(11)	1,316		10/10/12
Forest Plaza	7.78%		15,738	(4)	1,414		11/01/09
Forum Shops at Caesars, The	4.78%		550,000		26,312	(2)	12/01/10
Greenwood Park Mall — 1	7.00%		31,000	(8)	3,273		01/01/09
Greenwood Park Mall — 2	6.76%		58,284	(8)	4,831		01/01/09
Grove at Lakeland Square, The	8.44%		3,750	(32)	317	(2)	06/15/05	(30)
Gulf View Square	8.25%		34,260		3,652		10/01/06
Henderson Square	6.94%		15,625		1,270		07/01/11
Highland Lakes Center	6.20%		16,288	(10)	1,213		10/10/12
Ingram Park Mall	6.99%		82,423	(24)	6,724		08/11/11
Jefferson Valley Mall	2.37	% (1)	60,000		1,422	(2)	01/11/04
Keystone at the Crossing	7.85%		60,518		5,642		07/01/27
Knoxville Center	6.99%		62,415	(24)	5,092		08/11/11
Lake View Plaza	7.78%		20,921	(4)	1,880		11/01/09
Lakeline Mall	7.65%		68,549		6,300		05/01/07
Lakeline Plaza	7.78%		22,937	(4)	2,061		11/01/09
Lincoln Crossing	7.78%		3,167	(4)	285		11/01/09
Longview Mall	6.20%		33,070	(10)	2,462		10/10/12
Markland Mall	6.20%		23,397	(11)	1,742		10/10/12
Matteson Plaza	7.78%		9,213	(4)	828		11/01/09
McCain Mall — 1	9.38%		23,829	(5)	2,721		05/01/07
McCain Mall — 2	6.76%		16,900	(5)	1,402		05/01/07
Melbourne Square	7.42%		36,595		3,374		02/01/05
Midland Park Mall	6.20%		34,157	(11)	2,543		10/10/12
Muncie Plaza	7.78%		7,965	(4)	716		11/01/09
North East Mall	2.50	% (1)	140,000		3,493	(2)	05/21/04
Northlake Mall	6.99%		72,003	(24)	5,874		08/11/11
Oxford Valley Mall	6.76%		86,418		7,801		01/10/11
Paddock Mall	8.25%		27,248		2,905		10/01/06
Palm Beach Mall	6.20%		54,641		4,068		10/10/12
Penn Square Mall	7.03%		71,319		6,003		03/01/09	(30)
Port Charlotte Town Center	7.98%		53,250		4,249	(2)	12/11/10	(30)
Raleigh Springs Mall	3.80	% (31)	11,000		418	(2)	12/09/05
Regency Plaza	7.78%		4,318	(4)	388		11/01/09

Richmond Towne Square	6.20%		47,977	(11)	3,572		10/10/12
Riverway	2.27	% (18)	110,000		2,497	(2)	10/01/06	(3)
St. Charles Towne Plaza	7.78%		27,639	(4)	2,483		11/01/09
St. Johns Town Center	2.37	% (1)	37,500		889	(2)	03/02/04
Stanford Shopping Center	3.60	% (34)	220,000		7,920	(2)	09/11/08
Sunland Park Mall	8.63	% (14)	37,229		3,773		01/01/26
Tacoma Mall	7.00%		131,903		10,778		10/01/11
Terrace at Florida Mall, The	8.44%		4,688	(32)	396	(2)	06/15/05	(30)
Tippecanoe Mall — 1	8.45%		41,676		4,647		01/01/05
Tippecanoe Mall — 2	6.81%		15,049		1,253		01/01/05
Towne East Square — 1	7.00%		48,935	(8)	5,167		01/01/09
Towne East Square — 2	6.81%		23,513	(8)	1,958		01/01/09
Towne West Square	6.99%		53,952	(24)	4,402		08/11/11
Treasure Coast Square — 1	7.42%		50,254		3,729	(2)	01/01/06
Treasure Coast Square — 2	8.06%		11,736		946	(2)	01/01/06
Trolley Square	9.03%		29,133		2,880		08/01/10	(30)
University Park Mall	7.43%		58,799		4,958		10/01/07
Valle Vista Mall — 1	9.38%		31,561	(5)	3,604		05/01/07
Valle Vista Mall — 2	6.81%		7,515	(5)	626		05/01/07
Waterford Lakes	2.42	% (1)	68,000		1,646	(2)	08/16/04
West Ridge Plaza	7.78%		5,567	(4)	500		11/01/09
White Oaks Mall	2.22	% (1)	48,563		1,078	(2)	02/25/08	(3)
White Oaks Plaza	7.78%		16,987	(4)	1,526		11/01/09
Wolfchase Galleria	7.80%		74,437		6,911		06/30/07

Total Consolidated Secured Indebtedness			$4,179,385
Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility	1.77	% (16)	$327,901		$5,804	(2)	04/16/06	(3)
Medium Term Notes — 1	7.13%		100,000		7,125	(15)	06/24/05
Medium Term Notes — 2	7.13%		180,000		12,825	(15)	09/20/07
SPG, L.P. Unsecured Term Loan — 1	1.92	% (1)	65,000		1,248	(2)	03/15/04
SPG, L.P. Unsecured Term Loan — 2	1.77	% (1)	150,000		2,655	(2)	02/28/04
SPG, L.P. Unsecured Euro Term Loan	2.70	% (9)	204,679		5,527	(2)	12/16/06	(3)
Unsecured Notes — 1	6.88%		250,000		17,188	(15)	11/15/06
Unsecured Notes — 2A	6.75%		100,000		6,750	(15)	07/15/04
Unsecured Notes — 2B	7.00%		150,000		10,500	(15)	07/15/09
Unsecured Notes — 3	6.88%		150,000		10,313	(15)	10/27/05
Unsecured Notes — 4B	6.75%		300,000		20,250	(15)	06/15/05
Unsecured Notes — 4C	7.38%		200,000		14,750	(15)	06/15/18
Unsecured Notes — 5A	6.75%		300,000		20,250	(15)	02/09/04
Unsecured Notes — 5B	7.13%		300,000		21,375	(15)	02/09/09
Unsecured Notes — 6A	7.38%		300,000		22,125	(15)	01/20/06
Unsecured Notes — 6B	7.75%		200,000		15,500	(15)	01/20/11
Unsecured Notes — 7	6.38%		750,000		47,813	(15)	11/15/07
Unsecured Notes — 8A	6.35%		350,000		22,225	(15)	08/28/12
Unsecured Notes — 8B	5.38%		150,000		8,063	(15)	08/28/08
Unsecured Notes — 9A	4.88%		300,000		14,625	(15)	03/18/10
Unsecured Notes — 9B	5.45%		200,000		10,900	(15)	03/15/13
Mandatory Par Put Remarketed Securities	7.00%		200,000		14,000	(15)	06/15/08	(17)
Floating Rate Mandatory Extension Notes	1.92	% (12)	113,100		2,172	(2)	11/15/14

			5,340,680
Shopping Center Associates, subsidiary:
Unsecured Notes — SCA 1	6.75%		150,000		10,125	(15)	01/15/04
Unsecured Notes — SCA 2	7.63%		110,000		8,388	(15)	05/15/05

			260,000

The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 3	7.75%		150,000		11,625	(15)	08/15/04
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(15)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(15)	03/15/16

			475,000

Total Consolidated Unsecured Indebtedness			$6,075,680

Total Consolidated Indebtedness at Face Amounts			$10,255,065
Fair Value Interest Rate Swaps			1,195	(28)
Net Premium on Indebtedness			36,591
Net Discount on Indebtedness			(26,463)

Total Consolidated Indebtedness			$10,266,388	(23)

Joint Venture Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Apple Blossom Mall	7.99%		$39,567		$3,607		09/10/09
Atrium at Chestnut Hill	6.89%		47,812		3,880		03/11/11	(30)
Auburn Mall	7.99%		46,322		4,222		09/10/09
Aventura Mall — A	6.55%		141,000		9,231	(2)	04/06/08
Aventura Mall — B	6.60%		25,400		1,675	(2)	04/06/08
Aventura Mall — C	6.89%		33,600		2,314	(2)	04/06/08
Avenues, The	5.29%		79,260		5,325		04/01/13
Bangor Mall	7.06%		24,051		2,302		12/01/07
Cape Cod Mall	6.80%		97,222		7,821		03/11/11
Circle Centre Mall	5.02%		79,268		5,165		04/11/13
Clay Terrace Partners	2.87	% (1)	22,847		656	(2)	02/15/04
CMBS Loan — Fixed (encumbers 13 Properties)	7.52%		357,100	(19)	26,871	(2)	05/15/06
CMBS Loan — 1 Floating (encumbers 13 Properties)	1.53	% (1)	186,500	(19)	2,853	(2)	05/15/06
CMBS Loan — 2 Floating (encumbers 13 Properties)	1.49	% (1)	81,400	(19)	1,212	(2)	05/15/06
Cobblestone Court	7.64%		6,178	(20)	472	(2)	01/01/06
Crystal Court	7.64%		4,044	(20)	309	(2)	01/01/06
Crystal Mall	5.62%		104,344		7,319		09/11/12	(30)
Dadeland Mall	6.75%		196,290		15,566		02/11/12	(30)
Emerald Square Mall	5.13%		143,548		9,479		03/01/13
European Retail Enterprises — Fixed Components	6.49%		72,363		10,821		01/17/13
European Retail Enterprises — Variable Components	4.27	% (29)	188,834		11,428		09/05/13
Fairfax Court	7.64%		10,318	(20)	788	(2)	01/01/06
Fashion Centre Pentagon Retail	6.63%		163,085		12,838		09/11/11	(30)
Fashion Centre Pentagon Office	2.62	% (1)	33,000		865	(2)	09/10/04
Fashion Valley Mall — 1	6.49%		166,263		13,255		10/11/08	(30)
Fashion Valley Mall — 2	6.58%		29,124		1,915	(2)	10/11/08	(30)
Florida Mall, The	7.55%		262,948		22,766		12/10/10
Galleria Commerciali Italia	3.30	% (33)	618,294		20,405	(2)	06/22/05	(3)
Gaitway Plaza	7.64%		7,348	(20)	561	(2)	01/01/06
Great Northeast Plaza	9.04%		16,751		1,744		06/01/06
Greendale Mall	8.23%		40,713		3,779		12/10/06
Gwinnett Place — 1	7.54%		37,454		3,412		04/01/07
Gwinnett Place — 2	7.25%		82,568		7,070		04/01/07
Highland Mall	6.83%		69,297		5,571		07/11/11
Houston Galleria — 1	7.93%		217,595		19,684		12/01/05	(30)
Houston Galleria — 2	2.62	% (1)	83,558		2,189	(2)	06/25/07	(3)
Indian River Commons	7.58%		8,136		710		11/01/04
Indian River Mall	7.58%		45,145		3,941		11/01/04
King of Prussia — 1	7.49%		192,940		23,183		01/01/17
King of Prussia — 2	8.53%		13,259		1,685		01/01/17
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Rockingham	7.88%		96,938		8,705		09/01/07
Mall at Chestnut Hill	8.45%		14,696		1,396		02/02/10

Mall of America	1.65	% (21)	278,429		4,608	(2)	03/10/05	(3)
MOA Entertainment	1.65	% (21)	33,571		556	(2)	03/10/05	(3)
Mall of Georgia	7.09%		200,000		14,180	(2)	07/01/10
Mall of Georgia Crossing	3.12	% (1)	33,214		2,824		06/09/06
Mall of New Hampshire — 1	6.96%		100,395		8,345		10/01/08	(30)
Mall of New Hampshire — 2	8.53%		8,239		786		10/01/08
Metrocenter	8.45%		28,777		3,031		02/28/08
Miami International Mall	5.35%		97,500		5,216	(2)	10/01/13
Montgomery Mall	7.48%		27,000		2,020	(2)	08/10/06
Montreal Forum — Canada	5.76	% (22)	43,159		2,486	(2)	08/08/06	(3)
Northfield Square	3.62	% (25)	34,670		1,255	(2)	04/01/04
Northshore Mall	9.05%		161,000		14,571	(2)	05/14/04
Quaker Bridge Mall	7.03%		24,077		2,407		04/01/16
Plaza at Buckland Hills, The	7.64%		17,678	(20)	1,351	(2)	01/01/06
Ridgewood Court	7.64%		7,978	(20)	610	(2)	01/01/06
Royal Eagle Plaza	7.64%		7,920	(20)	605	(2)	01/01/06
Seminole Towne Center	3.62	% (26)	69,355		3,445		07/01/05	(3)
Shops at Sunset Place, The	4.12	% (1)	95,315		3,927	(2)	10/15/04
Smith Haven Mall	7.86%		115,000		9,039	(2)	06/01/06
Solomon Pond	3.97%		114,000		6,505		08/01/13
Source, The	6.65%		124,000		8,246	(2)	03/11/09
Square One	6.73%		93,363		7,380		03/11/12
Town Center at Cobb — 1	7.54%		47,718		4,347		04/01/07
Town Center at Cobb — 2	7.25%		62,837		5,381		04/01/07
Village Park Plaza	7.64%		8,482	(20)	648	(2)	01/01/06
West Town Corners	7.64%		10,328	(20)	789	(2)	01/01/06
West Town Mall	6.90%		76,000		5,244	(2)	05/01/08	(30)
Westchester, The — 1	8.74%		144,712		14,478		09/01/05
Westchester, The — 2	7.20%		51,178		4,399		09/01/05
Westin Hotel — NYC	3.87	% (1)	182,500		7,063	(2)	06/05/06
Westland Park Plaza	7.64%		4,950	(20)	378	(2)	01/01/06
Whitehall Mall	6.77%		14,149		1,282		11/01/08
Willow Knolls Court	7.64%		6,488	(20)	496	(2)	01/01/06
Woodland Hills Mall	7.00%		85,244		7,185		01/01/09	(30)
Yards Plaza, The	7.64%		8,270	(20)	632	(2)	01/01/06

Total Joint Venture Secured Indebtedness at Face Amounts			$6,638,876
Net Premium on Indebtedness			$4,176

Total Joint Venture Indebtedness			$6,643,052	(27)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 37 bps to 300 bps. LIBOR as of December 31, 2003 was 1.12%.

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

(9)
Euribor + 0.600%. Euros 200 million term loan. As of December 31, 2003, Euros 37 million available after outstanding borrowings.

(10)
Loans secured by these three Properties are cross-collateralized.

(11)
Loans secured by these four Properties are cross-collateralized.

(12)
LIBOR + .8000% through November 15, 2004 at which time callable at our option or remarketed and resold via a competitive bid proces.

(13)
LIBOR + 2.750%, with LIBOR capped at 6.500%.

(14)
Lender also participates in a percentage of certain gross receipts above a specified base.

(15)
Requires semi-annual payments of interest only.

(16)
$1,250,000 Credit Facility. Currently, bears interest at LIBOR + 0.650% and provides for different pricing based upon the Operating Partnership's investment grade rating. Two interest rate caps currently limit LIBOR on $90,000 and $49,023 of this indebtedness to 11.530% and 12.664% respectively. As of December 31, 2003, $898,018 was available after outstanding borrowings and letters of credit. As of December 31, 2003, Euros 48.5 million was drawn on the EURO sub-tranche.

(17)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory tender on June 15, 2008.

(18)
LIBOR + 1.150% with LIBOR capped at 8.100%.

(19)
These Commercial Mortgage Notes are secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating components have interest protection agreements which caps LIBOR at 10.630% and 11.830% respectively.

(20)
Loans secured by these twelve Properties are cross-collateralized and cross-defaulted.

(21)
LIBOR + 0.5348%, with LIBOR capped at 8.716%.

(22)
Canadian Prime + 3.000%.

(23)
Our share of consolidated indebtedness was $10,141,126.

(24)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(25)
LIBOR + 2.500%, with LIBOR capped at 8.500%.

(26)
LIBOR + 2.500%, with LIBOR capped at 8.000%.

(27)
Our share of joint venture indebtedness was $2,739,630.

(28)
Represents the fair market value of interest rate swaps entered into by the Operating Partnership.

(29)
EURIBOR + 2.169%

(30)
The maturity date shown represents the Anticipated Maturity Date of the loan which is typically 10-20 years earlier than the stated Maturity Date of the loan. Should the loan not be repaid at the Anticipated Repayment Date the applicable interest rate shall increase as specified in each loan agreement.

(31)
LIBOR + 2.000%, with LIBOR floor at 1.800%.

(32)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.

(33)
Debt is denominated in Euros and bears interest at Euribor + 1.200%. Debt consists of a Euros 400 million tranche which is fully drawn and a Euros 100 million tranche facility of which Euros 32.4 million is drawn.

(34)
Simultaneous with the issuance of this loan, the Operating Partnership entered into a $70 million notional amount variable rate swap agreement which is designated as a hedge against this loan. As of December 31, 2003, after including the impacts of this swap, the terms of the loan are effectively $150 million fixed at 3.60% and $70 million variable rate at 1.16%.

Item 3.    Legal Proceedings

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the Operating Partnership and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant in connection with the sale by Teachers. On August 12, 2002, the court granted in part and denied in part motions for partial summary judgment filed by the parties.

            Trial on all of the equitable claims in this matter began June 2, 2003. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that certain entities and individuals, breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased from Teachers in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. The court further held that we must disgorge all net profits that we received as a result of our ownership interest in the Mall from October 1999 to the present. The court has appointed a Special Master to determine net profits. The court also held that the current day-to-day management of the Mall remains unchanged unless and until Triple Five purchases our interest in the Mall.

            We disagree with many aspects of the Order and have appealed the Order to the United States Court of Appeals for the Eighth Circuit. We are currently working with the Special Master appointed by the court. It is not possible to provide an assurance of the ultimate outcome of the litigation.

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

Part II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

  Market Information

            Our common stock trades on the New York Stock Exchange under the symbol "SPG". The quarterly price range on the NYSE for the shares and the distributions declared per share for each quarter in the last two fiscal years are shown below:

	High	Low	Close	Declared Distribution
2003
1st Quarter	37.18	31.70	35.83	$0.60
2nd Quarter	40.04	35.85	39.03	$0.60
3rd Quarter	43.96	38.59	43.58	$0.60
4th Quarter	48.59	43.58	46.34	$0.60
2002
1st Quarter	33.07	28.80	32.63	$0.525
2nd Quarter	36.95	32.52	36.84	$0.550
3rd Quarter	36.84	29.40	35.73	$0.550
4th Quarter	35.81	31.00	34.07	$0.550

            There is no established public trading market for Simon Property's Class B common stock or Class C common stock. Distributions per share of the Class B and Class C common stock are identical to the common stock.

  Holders

            The number of holders of record of common stock outstanding was 2,239 as of February 12, 2004. The Class B common stock is held entirely by a voting trust to which Melvin Simon, Herbert Simon, David Simon and certain of their affiliates are parties and is exchangeable on a one-for-one basis into shares of common stock, and the Class C common stock is held entirely by NID Corporation, the successor corporation of Edward J. DeBartolo Corporation, and is also exchangeable on a one-for-one basis into shares of common stock.

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

  Unregistered Sales of Equity Securities

            We issued 3,328,540 shares of Series H Variable Rate Preferred Stock on December 15, 2003 to a single institutional investor for cash proceeds in the amount of $83.2 million. We used a portion of the proceeds to fund the redemption of our 6.5% Series B Convertible Preferred Stock which were called for redemption on December 15, 2003. The Series H Preferred Stock was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption contained in Section 4(2) regarding private transactions.

Item 6.    Selected Financial Data

            The information required by this item is incorporated herein by reference to the Selected Financial Data section of the 2003 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2003 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K.

Item 7A.    Qualitative and Quantitative Disclosure About Market Risk

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2003 Annual Report to Shareholders under the caption "Liquidity and Capital Resources—Market Risk", filed as Exhibit 13.1 to this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

            Reference is made to the Index to Financial Statements contained in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

Item 9A.    Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as that date.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14.    Principal Accounting Fees and Services

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)
(1)    Financial Statements

            Simon Property Group, Inc.'s financial statements and independent auditors' reports are incorporated herein by reference to the financial statements and independent auditors' reports in the 2003 Annual Report to Shareholders, filed as Exhibit 13.1 to this Form 10-K.

			Page No.
	(2)	Financial Statement Schedules
		Report of Independent Public Accountants	43
		Simon Property Group, Inc. Schedule III — Schedule of Real Estate and Accumulated Depreciation	44
		Notes to Combined Schedule III	49
	(3)	Exhibits
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	50
(b)	Reports on Form 8-K
		Two Form 8-Ks were filed or furnished during the fourth quarter ended December 31, 2003.

		On October 8, 2003 under Item 5 — Other Events and Regulation FD Disclosure, Simon Property issued a press release announcing that its joint tender offer with Westfield America, Inc. for all outstanding common shares of Taubman Centers, Inc was being withdrawn. A copy of Simon Property's press release was attached as an exhibit.

		On October 31, 2003 under Item 9 — Regulation FD Disclosure, Simon Property reported that it made available additional ownership and operational information concerning Simon Property, the Operating Partnership, and the properties owned or managed as of September 30, 2003, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, under Item 12 — Results of Operation and Financial Condition, Simon Property reported that, on October 30, 2003, it issued a press release containing information on earnings as of September 30, 2003 and other matters. A copy of the press release was included as an exhibit.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
By	/s/ David Simon David Simon Chief Executive Officer

March 12, 2004

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Simon David Simon	Chief Executive Officer And Director (Principal Executive Officer)	March 12, 2004
/s/ Herbert Simon Herbert Simon	Co-Chairman of the Board of Directors	March 12, 2004
/s/ Melvin Simon Melvin Simon	Co-Chairman of the Board of Directors	March 12, 2004
/s/ Richard S. Sokolov Richard S. Sokolov	President, Chief Operating Officer and Director	March 12, 2004
/s/ Birch Bayh Birch Bayh	Director	March 12, 2004
/s/ Melvyn E. Bergstein Melvyn E. Bergstein	Director	March 12, 2004
/s/ Linda Walker Bynoe Linda Walker Bynoe	Director	March 12, 2004
/s/ Pieter S. van den Berg Pieter S. van den Berg	Director	March 12, 2004

/s/ G. William Miller G. William Miller	Director	March 12, 2004
/s/ Fredrick W. Petri Fredrick W. Petri	Director	March 12, 2004
/s/ J. Albert Smith, Jr. J. Albert Smith, Jr.	Director	March 12, 2004
/s/ Philip J. Ward Philip J. Ward	Director	March 12, 2004
/s/ M. Denise DeBartolo York M. Denise DeBartolo York	Director	March 12, 2004
/s/ Stephen E. Sterrett Stephen E. Sterrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004
/s/ John Dahl John Dahl	Senior Vice President (Principal Accounting Officer)	March 12, 2004

REPORT OF INDEPENDENT AUDITORS ON SCHEDULE

To the Board of Directors of
Simon Property Group, Inc.:

            We have audited the consolidated financial statements of Simon Property Group, Inc. and subsidiaries as of December 31, 2003, and for the year then ended, and have issued our report thereon dated February 5, 2004 (included elsewhere in this Form 10-K). Our audit also included the accompanying "Schedule III: Real Estate and Accumulated Depreciation" as of December 31, 2003, for Simon Property Group, Inc. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

            In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      ERNST & YOUNG LLP

Indianapolis, Indiana
February 5, 2004

SCHEDULE III

SIMON PROPERTY GROUP, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Alton Square, Alton, IL	$0	$154	$7,641	$0	$10,556	$154	$18,197	$18,351	5,660	1993 (Note 4)
Anderson Mall, Anderson, SC	29,763	1,712	15,227	1,363	8,176	3,075	23,403	26,478	7,385	1972
Arsenal Mall, Watertown, MA	34,773	15,505	47,680	0	813	15,505	48,493	63,998	5,824	1999 (Note 4)
Aurora Mall, Aurora, CO	0	11,400	55,692	6	5,831	11,406	61,523	72,929	12,080	1998 (Note 4)
Barton Creek Square, Austin, TX	0	2,903	20,699	7,983	51,409	10,886	72,108	82,994	20,707	1981
Battlefield Mall, Springfield, MO	100,000	3,919	27,310	3,225	40,990	7,144	68,300	75,444	27,477	1970
Bay Park Square, Green Bay, WI	24,345	6,358	25,623	4,133	22,357	10,491	47,980	58,471	7,507	1980
Biltmore Square, Asheville, NC	26,000	6,641	23,582	0	1,475	6,641	25,057	31,698	5,971	1989
Bowie Town Center, Bowie, MD	52,700	2,710	65,044	235	5,619	2,945	70,663	73,608	6,627	2001
Boynton Beach Mall, Boynton Beach, FL	0	22,240	79,226	0	14,410	22,240	93,636	115,876	18,008	1985
Brea Mall, Brea, CA	0	39,500	209,202	0	8,348	39,500	217,550	257,050	33,238	1998 (Note 4)
Broadway Square, Tyler, TX	0	11,470	32,439	0	6,541	11,470	38,980	50,450	11,469	1994 (Note 4)
Brunswick Square, Brunswick, NJ	45,000	8,436	55,838	0	22,868	8,436	78,706	87,142	16,912	1973
Burlington Mall, Burlington, MA	0	46,600	303,618	0	6,255	46,600	309,873	356,473	46,610	1998 (Note 4)
Castleton Square, Indianapolis, IN	0	26,250	98,287	2,500	30,476	28,750	128,763	157,513	26,286	1972
Century III Mall, Pittsburgh, PA	87,859	17,380	102,364	10	4,123	17,390	106,487	123,877	31,917	1979
Charlottesville Fashion Square, Charlottesville, VA	0	0	54,738	0	11,399	0	66,137	66,137	11,493	1997 (Note 4)
Chautauqua Mall, Lakewood, NY	0	3,257	9,641	0	14,816	3,257	24,457	27,714	6,569	1971
Cheltenham Square, Philadelphia, PA	33,533	14,227	43,699	0	4,681	14,227	48,380	62,607	11,123	1981
Chesapeake Square, Chesapeake, VA	47,000	11,534	70,461	0	5,137	11,534	75,598	87,132	18,198	1989
Cielo Vista Mall, El Paso, TX	88,322	1,307	18,512	608	22,812	1,915	41,324	43,239	20,484	1974
College Mall, Bloomington, IN	48,294	1,003	16,245	722	21,541	1,725	37,786	39,511	15,974	1965
Columbia Center, Kennewick, WA	0	18,285	66,580	0	8,136	18,285	74,716	93,001	15,408	1987
Coral Square, Coral Springs, FL	88,946	13,556	93,720	0	1,247	13,556	94,967	108,523	22,207	1984
Cordova Mall, Pensacola, FL	0	18,633	75,880	0	3,419	18,633	79,299	97,932	14,069	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	0	11,585	68,958	0	441	11,585	69,399	80,984	19,131	1996
Crossroads Mall, Omaha, NE	44,127	881	37,263	409	30,269	1,290	67,532	68,822	18,546	1994 (Note 4)
Crystal River Mall, Crystal River, FL	15,867	5,661	20,241	0	4,463	5,661	24,704	30,365	4,913	1990
DeSoto Square, Bradenton, FL	38,094	9,380	52,716	0	6,655	9,380	59,371	68,751	13,493	1973
Eastland Mall, Tulsa, OK	0	3,124	24,035	518	7,023	3,642	31,058	34,700	12,512	1986
Edison Mall, Fort Myers, FL	0	11,529	107,381	0	6,056	11,529	113,437	124,966	20,756	1997 (Note 4)
Fashion Mall at Keystone at the Crossing, Indianapolis, IN	60,518	0	120,579	0	14,379	0	134,958	134,958	23,223	1997 (Note 4)
Forest Mall, Fond Du Lac, WI	17,671	728	4,498	0	7,415	728	11,913	12,641	4,884	1973
The Forum Shops at Caesars, Las Vegas, NV	550,000	0	276,378	0	132,332	0	408,710	408,710	28,513	1992
Great Lakes Mall, Mentor, OH	0	12,304	100,362	432	7,685	12,736	108,047	120,783	23,636	1961
Greenwood Park Mall, Greenwood, IN	89,284	2,559	23,445	5,277	70,029	7,836	93,474	101,310	27,713	1979
Gulf View Square, Port Richey, FL	34,260	13,690	39,997	2,023	14,761	15,713	54,758	70,471	11,567	1980
Haywood Mall, Greenville, SC	0	11,604	133,893	6	1,603	11,610	135,496	147,106	30,029	1998 (Note 4)
Heritage Park, Midwest City, OK	0	598	6,213	0	1,726	598	7,939	8,537	4,331	1978
Hutchinson Mall, Hutchinson, KS	0	1,412	18,411	0	3,017	1,412	21,428	22,840	8,451	1985

SCHEDULE III

SIMON PROPERTY GROUP, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Independence Center, Independence, MO	0	5,042	45,822	2	20,461	5,044	66,283	71,327	17,273	1994 (Note 4)
Ingram Park Mall, San Antonio, TX	82,423	764	17,163	169	16,001	933	33,164	34,097	14,277	1979
Irving Mall, Irving, TX	0	6,737	17,479	2,533	29,935	9,270	47,414	56,684	21,435	1971
Jefferson Valley Mall, Yorktown Heights, NY	60,000	4,868	30,304	0	19,475	4,868	49,779	54,647	15,730	1983
Knoxville Center, Knoxville, TN	62,415	5,006	21,965	3,712	33,986	8,718	55,951	64,669	17,869	1984
La Plaza, McAllen, TX	0	1,375	9,828	6,569	30,868	7,944	40,696	48,640	11,065	1976
Lafayette Square, Indianapolis, IN	0	14,251	54,589	50	12,600	14,301	67,189	81,490	15,800	1968
Laguna Hills Mall, Laguna Hills, CA	0	28,074	55,689	0	4,944	28,074	60,633	88,707	11,522	1997 (Note 4)
Lakeline Mall, N. Austin, TX	68,549	10,383	81,568	14	1,202	10,397	82,770	93,167	18,825	1995
Lenox Square, Atlanta, GA	0	38,213	492,411	0	6,382	38,213	498,793	537,006	75,030	1998 (Note 4)
Lima Mall, Lima, OH	0	7,910	35,495	0	7,923	7,910	43,418	51,328	10,413	1965
Lincolnwood Town Center, Lincolnwood, IL	0	7,907	63,480	28	6,485	7,935	69,965	77,900	22,201	1990
Livingston Mall, Livingston, NJ	0	30,200	105,250	0	7,068	30,200	112,318	142,518	17,282	1998 (Note 4)
Longview Mall, Longview, TX	33,070	270	3,602	124	7,283	394	10,885	11,279	4,426	1978
Maplewood Mall, Minneapolis, MN	0	17,119	83,477	0	726	17,119	84,203	101,322	4,712	2002 (Note 4)
Markland Mall, Kokomo, IN	23,397	0	7,568	0	7,133	0	14,701	14,701	4,884	1968
Mc Cain Mall, N. Little Rock, AR	40,729	0	9,515	0	9,221	0	18,736	18,736	10,732	1973
Melbourne Square, Melbourne, FL	36,595	15,762	55,891	0	12,357	15,762	68,248	84,010	13,136	1982
Menlo Park Mall, Edison, NJ	0	65,684	223,252	0	18,295	65,684	241,547	307,231	43,009	1997 (Note 4)
Midland Park Mall, Midland, TX	34,157	687	9,213	0	9,300	687	18,513	19,200	7,761	1980
Miller Hill Mall, Duluth, MN	0	2,537	18,092	0	21,141	2,537	39,233	41,770	14,564	1973
Muncie Mall, Muncie, IN	0	172	5,849	52	23,258	224	29,107	29,331	8,648	1970
Nanuet Mall, Nanuet, NY	0	27,548	162,993	0	2,119	27,548	165,112	192,660	24,889	1998 (Note 4)
North East Mall, Hurst, TX	140,000	912	13,340	19,010	141,380	19,922	154,720	174,642	30,563	1971
Northgate Mall, Seattle, WA	0	28,626	115,992	0	28,729	28,626	144,721	173,347	22,968	1987
Northlake Mall, Atlanta, GA	72,003	33,400	98,035	0	3,338	33,400	101,373	134,773	16,075	1998 (Note 4)
Northwoods Mall, Peoria, IL	0	1,200	12,779	1,449	29,071	2,649	41,850	44,499	17,335	1983
Oak Court Mall, Memphis, TN	0	15,673	57,304	0	3,998	15,673	61,302	76,975	11,569	1997 (Note 4)
Ocean County Mall, Toms River, NJ	0	20,404	124,945	0	15,540	20,404	140,485	160,889	19,725	1998 (Note 4)
Orange Park Mall, Jacksonville, FL	0	13,345	65,121	0	18,062	13,345	83,183	96,528	21,991	1994 (Note 4)
Orland Square, Orland Park, IL	0	35,514	129,906	0	11,905	35,514	141,811	177,325	25,445	1997 (Note 4)
Oxford Valley Mall, Langhorne, PA	86,418	25,391	112,312	0	35	25,391	112,347	137,738	16,789	2003 (Note 4)
Paddock Mall, Ocala, FL	27,248	11,198	39,727	0	7,146	11,198	46,873	58,071	9,138	1980
Palm Beach Mall, West Palm Beach, FL	54,641	11,962	112,741	0	37,095	11,962	149,836	161,798	38,185	1967
Penn Square Mall, Oklahoma City, OK	71,319	2,043	156,808	0	14,607	2,043	171,415	173,458	13,642	2002 (Note 4)
Phipps Plaza, Atlanta, GA	0	19,200	210,610	0	7,728	19,200	218,338	237,538	33,227	1998 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	53,250	5,561	59,387	0	10,741	5,561	70,128	75,689	16,215	1989
Prien Lake Mall, Lake Charles, LA	0	1,842	2,813	3,091	35,602	4,933	38,415	43,348	11,938	1972
Raleigh Springs Mall, Memphis, TN	11,000	9,137	28,604	0	12,166	9,137	40,770	49,907	9,799	1971

SCHEDULE III

SIMON PROPERTY GROUP, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Richardson Square, Dallas, TX	0	4,532	6,329	1,268	11,567	5,800	17,896	23,696	5,097	1977
Richmond Town Square, Richmond Heights, OH	47,977	2,600	12,112	0	60,793	2,600	72,905	75,505	18,393	1966
River Oaks Center, Calumet City, IL	0	30,884	101,224	0	6,362	30,884	107,586	138,470	18,955	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	0	46,742	212,257	0	6,784	46,742	219,041	265,783	32,734	1998 (Note 4)
Rolling Oaks Mall, San Antonio, TX	0	2,577	38,609	0	2,223	2,577	40,832	43,409	17,817	1988
Roosevelt Field, Garden City, NY	0	165,006	702,008	2,117	12,194	167,123	714,202	881,325	107,564	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	0	23,350	90,394	0	23,830	23,350	114,224	137,574	30,172	1986
Santa Rosa Plaza, Santa Rosa, CA	0	10,400	87,864	0	3,831	10,400	91,695	102,095	14,330	1998 (Note 4)
Shops at Mission Viejo Mall, Mission Viejo, CA	0	9,139	54,445	7,491	144,399	16,630	198,844	215,474	38,533	1979
South Hills Village, Pittsburgh, PA	0	23,453	125,840	0	6,786	23,453	132,626	156,079	23,165	1997 (Note 4)
South Shore Plaza, Braintree, MA	0	101,200	301,495	0	8,280	101,200	309,775	410,975	46,814	1998 (Note 4)
Southern Park Mall, Youngstown, OH	0	16,982	77,767	97	18,906	17,079	96,673	113,752	22,191	1970
Southgate Mall, Yuma, AZ	0	1,817	7,974	0	3,577	1,817	11,551	13,368	4,730	1988
SouthPark Mall, Charlotte, NC	0	32,141	193,686	100	63,446	32,241	257,132	289,373	12,469	2002 (Note 4)
St Charles Towne Center Waldorf, MD	0	7,710	52,974	1,180	12,489	8,890	65,463	74,353	24,756	1990
Standford Shopping Center, Palo Alto, CA	220,000	0	359,666	0	13	0	359,679	359,679	4,046	2003 (Note 4)
Summit Mall, Akron, OH	0	15,374	51,137	0	17,006	15,374	68,143	83,517	14,732	1965
Sunland Park Mall, El Paso, TX	37,229	2,896	28,900	0	3,997	2,896	32,897	35,793	14,150	1988
Tacoma Mall, Tacoma, WA	131,903	38,662	125,826	0	20,300	38,662	146,126	184,788	30,866	1987
Tippecanoe Mall, Lafayette, IN	56,725	2,897	8,474	5,517	35,703	8,414	44,177	52,591	20,731	1973
Town Center at Boca Raton Boca Raton, FL	0	64,200	307,511	0	62,510	64,200	370,021	434,221	55,230	1998 (Note 4)
Towne East Square, Wichita, KS	72,448	9,113	18,479	2,042	21,968	11,155	40,447	51,602	17,840	1975
Towne West Square, Wichita, KS	53,952	972	21,203	76	7,185	1,048	28,388	29,436	12,477	1980
Treasure Coast Square, Jensen Beach, FL	61,990	11,124	73,108	3,067	17,181	14,191	90,289	104,480	19,353	1987
Trolley Square, Salt Lake City, UT	29,133	4,827	27,512	435	10,931	5,262	38,443	43,705	13,347	1986
Tyrone Square, St. Petersburg, FL	0	15,638	120,962	0	15,227	15,638	136,189	151,827	28,888	1972
University Mall, Little Rock, AR	0	123	17,411	0	760	123	18,171	18,294	7,753	1967
University Mall, Pensacola, FL	0	4,706	26,657	0	4,136	4,706	30,793	35,499	8,926	1994
University Park Mall, Mishawaka, IN	58,799	15,105	61,283	0	14,036	15,105	75,319	90,424	66,375	1996 (Note 4)
Upper Valley Mall, Springfield, OH	30,314	8,421	38,745	0	3,353	8,421	42,098	50,519	9,901	1979
Valle Vista Mall, Harlingen, TX	39,076	1,398	17,159	372	10,977	1,770	28,136	29,906	11,003	1983
Virginia Center Commons, Richmond, VA	0	9,764	50,547	4,149	6,516	13,913	57,063	70,976	13,638	1991
Walt Whitman Mall, Huntington Station, NY	0	51,700	111,258	3,789	33,804	55,489	145,062	200,551	29,942	1998 (Note 4)
Washington Square, Indianapolis, IN	32,862	17,201	41,248	100	14,501	17,301	55,749	73,050	13,055	1974
West Ridge Mall, Topeka, KS	43,392	5,514	34,132	197	6,175	5,711	40,307	46,018	14,251	1988
Westminster Mall, Westminster, CA	0	43,464	84,709	0	12,316	43,464	97,025	140,489	14,706	1998 (Note 4)
White Oaks Mall, Springfield, IL	48,563	3,024	35,692	2,413	23,640	5,437	59,332	64,769	15,895	1977
Wolfchase Galleria, Memphis, TN	74,437	16,470	128,909	0	8,375	16,470	137,284	153,754	17,730	2002 (Note 4)
Woodville Mall, Northwood, OH	0	1,818	4,244	0	1,592	1,818	5,836	7,654	2,241	1969

SCHEDULE III

SIMON PROPERTY GROUP, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Community Shopping Centers
Arboretum, The, Austin, TX	0	7,640	36,778	71	6,230	7,711	43,008	50,719	6,442	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	28,695	8,748	26,184	0	3,832	8,748	30,016	38,764	8,689	1987
Boardman Plaza, Youngstown, OH	17,907	8,189	26,355	0	6,173	8,189	32,528	40,717	7,398	1951
Bridgeview Court, Bridgeview, IL	0	245	3,638	0	836	245	4,474	4,719	1,835	1988
Brightwood Plaza, Indianapolis, IN	0	65	128	0	283	65	411	476	216	1965
Celina Plaza, El Paso, TX	0	138	815	0	103	138	918	1,056	387	1978
Charles Towne Square, Charleston, SC	0	2	1,768	425	10,636	427	12,404	12,831	2,743	1976
Chesapeake Center, Chesapeake, VA	6,563	5,352	12,279	0	262	5,352	12,541	17,893	2,653	1989
Countryside Plaza, Countryside, IL	0	1,243	8,507	0	1,266	1,243	9,773	11,016	4,031	1977
DeKalb Plaza, King of Prussia, PA	2,711	1,975	3,484	0	0	1,975	3,484	5,459	547	2003 (Note 4)
Eastland Plaza, Tulsa, OK	0	651	3,680	0	52	651	3,732	4,383	1,262	1986
Forest Plaza, Rockford, IL	15,738	4,132	16,818	453	1,569	4,585	18,387	22,972	5,220	1985
Great Lakes Plaza, Mentor, OH	0	1,028	2,025	0	3,616	1,028	5,641	6,669	1,656	1976
Greenwood Plus, Greenwood, IN	0	1,131	1,792	0	3,718	1,131	5,510	6,641	1,753	1979
Griffith Park Plaza, Griffith, IN	0	0	2,412	0	317	0	2,729	2,729	1,666	1979
Grove at Lakeland Square, The, Lakeland, FL	3,750	5,237	6,016	0	1,042	5,237	7,058	12,295	1,904	1988
Henderson Square, King of Prussia, PA	15,625	4,252	16,227	0	0	4,252	16,227	20,479	557	2003 (Note 4)
Highland Lakes Center, Orlando, FL	16,288	7,138	25,284	0	646	7,138	25,930	33,068	5,664	1991
Ingram Plaza, San Antonio, TX	0	421	1,802	4	21	425	1,823	2,248	924	1980
Keystone Shoppes, Indianapolis, IN	0	0	4,232	0	888	0	5,120	5,120	858	1997 (Note 4)
Knoxville Commons, Knoxville, TN	0	3,731	5,345	0	1,728	3,731	7,073	10,804	2,535	1987
Lake Plaza, Waukegan, IL	0	2,577	6,420	0	744	2,577	7,164	9,741	2,003	1986
Lake View Plaza, Orland Park, IL	20,921	4,775	17,543	0	8,362	4,775	25,905	30,680	6,260	1986
Lakeline Plaza, Austin, TX	22,937	5,822	30,875	0	6,659	5,822	37,534	43,356	6,549	1998
Lima Center, Lima, OH	0	1,808	5,151	0	4,499	1,808	9,650	11,458	1,574	1978
Lincoln Crossing, O'Fallon, IL	3,167	658	2,208	0	360	658	2,568	3,226	702	1990
Lincoln Plaza, Langhorne, PA	0	0	23,868	0	37	0	23,905	23,905	3,848	2003 (Note 4)
Markland Plaza, Kokomo, IN	0	206	738	0	5,657	206	6,395	6,601	883	1974
Martinsville Plaza, Martinsville, VA	0	0	584	0	116	0	700	700	614	1967
Matteson Plaza, Matteson, IL	9,213	1,830	9,737	0	2,264	1,830	12,001	13,831	3,823	1988
Muncie Plaza, Muncie, IN	7,965	341	10,509	87	190	428	10,699	11,127	2,116	1998
New Castle Plaza, New Castle, IN	0	128	1,621	0	1,414	128	3,035	3,163	1,305	1966
North Ridge Plaza, Joliet, IL	0	2,831	7,699	0	785	2,831	8,484	11,315	2,623	1985
Northland Plaza, Columbus, OH	0	4,490	8,893	0	1,276	4,490	10,169	14,659	3,222	1988
Northwood Plaza, Fort Wayne, IN	0	148	1,414	0	1,046	148	2,460	2,608	1,092	1974
Park Plaza, Hopkinsville, KY	0	300	1,572	0	225	300	1,797	2,097	1,296	1968
Regency Plaza, St. Charles, MO	4,318	616	4,963	0	248	616	5,211	5,827	1,376	1988
Rockaway Convenience Center Rockaway, NJ	0	5,149	26,435	0	3,429	5,149	29,864	35,013	2,104	1998 (Note 4)
St. Charles Towne Plaza, Waldorf, MD	27,639	8,779	18,993	0	411	8,779	19,404	28,183	6,107	1987
Shops at North East Mall, The, Hurst, TX	0	12,541	28,177	402	8,685	12,943	36,862	49,805	6,731	1999

SCHEDULE III

SIMON PROPERTY GROUP, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Community Shopping Centers
Teal Plaza, Lafayette, IN	0	99	878	0	2,928	99	3,806	3,905	1,185	1962
Terrace at The Florida Mall, Orlando, FL	4,688	2,150	7,623	0	1,780	2,150	9,403	11,553	1,532	1989
Tippecanoe Plaza, Lafayette, IN	0	246	440	305	4,965	551	5,405	5,956	1,994	1974
University Center, Mishawaka, IN	0	2,388	5,214	0	887	2,388	6,101	8,489	6,005	1980
Wabash Village, West Lafayette, IN	0	0	976	0	272	0	1,248	1,248	623	1970
Washington Plaza, Indianapolis, IN	0	941	1,697	0	177	941	1,874	2,815	2,024	1976
Waterford Lakes, Orlando, FL	68,000	8,679	72,836	0	11,963	8,679	84,799	93,478	13,896	1999
West Ridge Plaza, Topeka, KS	5,567	1,376	4,560	0	1,269	1,376	5,829	7,205	1,661	1988
White Oaks Plaza, Springfield, IL	16,987	3,169	14,267	0	795	3,169	15,062	18,231	4,267	1986
Office, Mixed-Use Properties
Copley Place, Boston, MA	180,836	147	378,876	0	2,900	147	381,776	381,923	14,534	2002 (Note 4)
O Hare International Center, Rosemont, IL	0	125	47,482	0	13,015	125	60,497	60,622	17,353	1988
Riverway, Rosemont, IL	110,000	8,739	106,462	16	14,268	8,755	120,730	129,485	36,962	1991 (Note 4)
Development Projects
Wolf Ranch, Georgetown, TX	0	25,415	4,130	0	0	25,415	4,130	29,545	0
St. Johns Town Center, Jacksonville, FL	37,500	22,617	17,505	0	0	22,617	17,505	40,122	0
Firewheel Town Center, Garland, TX	0	12,150	3,948	0	0	12,150	3,948	16,098	0
Other pre-development costs	0	16,188	4,483	0	0	16,188	4,483	20,671	0
Other	0	7,917	7,808	279	930	8,196	8,738	16,934	1,967

	$4,179,385	$1,965,559	$10,556,141	$102,705	$2,210,038	$2,068,264	$12,766,179	$14,834,443	$2,482,955

SIMON PROPERTY GROUP, INC.
NOTES TO SCHEDULE III AS OF DECEMBER 31, 2003
(Dollars in thousands)

(1)    Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Balance, beginning of year	$14,129,739	$13,095,005	$12,955,080
Acquisitions and consolidations	761,179	1,107,581	—
Improvements	377,548	208,257	245,660
Disposals and abandonments	(434,023)	(281,104)	(58,735)
Impairment Write-Down	—	—	(47,000)

Balance, close of year	$14,834,443	$14,129,739	$13,095,005

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2003 was $10,740,729.

(2)    Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Balance, beginning of year	$2,168,281	$1,827,140	$1,443,127
Acquisitions and consolidations	21,111	16,491	—
Depreciation expense	461,546	417,064	419,841
Disposals and abandonments	(167,983)	(92,414)	(35,828)

Balance, close of year	$2,482,955	$2,168,281	$1,827,140

            Depreciation of Simon Property's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

    •
    Buildings and Improvements — typically 10 - 35 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.
    •
    Tenant Inducements — shorter of lease term or useful life.

(3)
Initial cost generally represents net book value at December 20, 1993 except for acquired properties and new developments after December 20, 1993. Cost capitalized subsequent to acquisition are generally net of related disposals.

(4)
Not developed/constructed by Simon Property or its predecessors. The date of construction represents acquisition date.

INDEX TO EXHIBITS

Exhibits		Page
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Registrant on October 9, 1998).
3.2	Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
3.3	Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q filed on November 15, 1999).
3.3a	Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1a of the Registrant's Form 10-Q filed on November 15, 1999).
3.4	Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-Q filed on November 15, 1999).
3.4a	Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2a of the Registrant's Form 10-Q filed on November 15, 1999).
3.5	Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series E Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.3 of the Registrant's Form 10-Q filed on November 15, 1999).
3.6	Certificate of Powers, Designations, Preferences and Rights of the 8 3/4% Series F Cumulative Redeemable Preferred Stock, $.0001 Par Value (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by the Registrant on May 9, 2001 (Reg. No. 333-60526)).
3.7	Certificate of Powers, Designations, Preferences and Rights of the 7.89% Series G Cumulative Step-Up Premium Rate Preferred Stock, $.0001 Par Value (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed by the Registrant on May 9, 2001 (Reg. No. 333-60526)).
3.8	Certificate of Powers, Designations, Preferences and Rights of the Series H Variable Rate Preferred Stock, $0.0001 Par Value.
3.8a	Certificate of Correction Filed to Correct a Certain Error in Certificate of Powers, Designations, Preferences and Rights of the Series H Variable Rate Preferred Stock, $0.0001 Par Value.
9.1	Amended and Restated Voting Trust Agreement, Voting Agreement and Proxy between MSA, on the one hand, and Melvin Simon, Herbert Simon and David Simon, on the other hand (incorporated by reference to Exhibit 9.1 of the Registrant's Annual Report on Form 10-K for 2000).
10.1	Credit Agreement, dated as of April 16, 2002, among Simon Property Group, L.P., the Lenders named therein, the Co-Agents named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Operating Partnership on December 5, 2002).
10.2	Form of the Indemnity Agreement between the Registrant and its directors and officers. (incorporated by reference to Exhibit 10.7 of the Form S-4 filed by the Registrant on August 13, 1998 (Reg. No. 333-61399)).
10.3	Registration Rights Agreement, dated as of September 24, 1998, by and among the Registrant and the persons named therein. (incorporated by reference to Exhibit 4.4 of the Form 8-K filed by the Registrant on October 9, 1998).
10.4(a)	Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Appendix G to the Registrants' Definitive Proxy Statement on Schedule 14A dated April 7, 2003).
10.5(a)	Form of Employment Agreement between Hans C. Mautner and the Companies (incorporated by reference to Exhibit 10.63 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399) ).
10.6(a)	Form of Incentive Stock Option Agreement between the Companies and Hans C. Mautner pursuant to the Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.59 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.7(a)	Form of Nonqualified Stock Option Agreement between the Registrant and Hans C. Mautner pursuant to the Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.61 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.8(a)	Employment Agreement between Hans C. Mautner and Simon Global Limited (incorporated by reference to Exhibit 10.10 of the 2000 Form 10-K filed by the Registrant).
10.9(a)	First Amendment to Employment Agreement Dated September 23, 1998 between Hans C. Mautner and the Registrant (incorporated by reference to Exhibit 10.11 of the 2000 Form 10-K filed by the Registrant).
10.10(a)	Employment Agreement between Richard S. Sokolov, the Registrant, and Simon Property Group Administrative Services Partnership, L.P. Dated March 26, 1996 (incorporated by reference to Exhibit 10.12 of the 2000 Form 10-K filed by the Registrant).
12.1	Statement regarding computation of ratios.

13.1	Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements of the Registrant as contained in the Registrant's 2003 Annual Report to Shareholders.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a of the Securities Act)
23.2	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

QuickLinks

TABLE OF CONTENTS
Part I
Item 1. Business
  Item 2. Properties
MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES As of December 31, 2003 (Dollars in thousands)
  Item 3. Legal Proceedings
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
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
SIGNATURES
REPORT OF INDEPENDENT AUDITORS ON SCHEDULE
  SCHEDULE III
  SCHEDULE III
  SCHEDULE III
  SCHEDULE III
  SCHEDULE III
INDEX TO EXHIBITS