Form 10-Q
period 2004-03-31
SIMON PROPERTY GROUP INC /DE/
filed 2004-05-10
CIK 1063761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES    ☒        NO    ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).            YES    ☐        NO    ☒

As of April 30, 2004 208,082,967 shares of common stock, par value $0.0001 per share, 8,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding.

SIMON PROPERTY GROUP, INC.

FORM 10-Q

INDEX

		Page
Part I — Financial Information
Item 1:	Unaudited Financial Statements
Simon Property Group, Inc.:
	Balance Sheets as of March 31, 2004 and December 31, 2003	3
	Statements of Operations and Comprehensive Income for the three-month periods ended March 31, 2004 and 2003	4
	Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003	5
	Condensed Notes to Financial Statements	6
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3:	Qualitative and Quantitative Disclosure About Market Risk	23
Item 4:	Controls and Procedures	23
Part II — Other Information
Items 1 through 6		23
Signatures		25

Simon Property Group, Inc.
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	March 31, 2004	December 31, 2003
ASSETS:
Investment properties, at cost	$15,344,494	$14,971,823
Less — accumulated depreciation	2,706,928	2,556,578

	12,637,566	12,415,245
Cash and cash equivalents	489,757	535,623
Tenant receivables and accrued revenue, net	257,466	305,200
Investment in unconsolidated entities, at equity	1,646,948	1,811,773
Deferred costs, other assets, and minority interest, net	626,870	616,880

Total assets	$15,658,607	$15,684,721

LIABILITIES:
Mortgages and other indebtedness	$10,506,183	$10,266,388
Accounts payable, accrued expenses, and deferred revenues	566,829	667,610
Cash distributions and losses in partnerships and joint ventures, at equity	23,238	14,412
Other liabilities, minority interest and accrued dividends	198,674	280,414

Total liabilities	11,294,924	11,228,824

COMMITMENTS AND CONTINGENCIES (Note 8)
LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIP	828,003	859,050
LIMITED PARTNERS' PREFERRED INTEREST IN THE OPERATING PARTNERSHIP	258,220	258,220
SHAREHOLDERS' EQUITY:
CAPITAL STOCK (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock (Note 7)):
All series of preferred stock, 100,000,000 shares authorized, 12,000,000 and 12,078,012 issued and outstanding, respectively. Liquidation values $375,000 and $376,950, respectively	365,652	367,483
Common stock, $.0001 par value, 400,000,000 shares authorized, 205,642,447 and 200,876,552 issued and outstanding, respectively	21	20
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 8,000 and 3,200,000 issued and outstanding, respectively	—	1
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—
Capital in excess of par value	4,160,063	4,121,332
Accumulated deficit	(1,180,654)	(1,097,317)
Accumulated other comprehensive income	16,240	12,586
Unamortized restricted stock award	(31,344)	(12,960)
Common stock held in treasury at cost, 2,098,555 shares	(52,518)	(52,518)

Total shareholders' equity	3,277,460	3,338,627

	$15,658,607	$15,684,721

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2004	2003
REVENUE:
Minimum rent	$355,609	$327,416
Overage rent	9,509	8,036
Tenant reimbursements	174,063	159,613
Management fees and other revenues	17,913	18,826
Other income	27,219	20,972

Total revenue	584,313	534,863

EXPENSES:
Property operating	85,123	77,670
Depreciation and amortization	138,385	120,947
Real estate taxes	60,386	51,802
Repairs and maintenance	22,477	22,301
Advertising and promotion	12,635	11,458
Provision for credit losses	3,415	4,363
Home and regional office costs	20,965	18,753
General and administrative	3,564	3,044
Other	8,893	5,954

Total operating expenses	355,843	316,292

OPERATING INCOME	228,470	218,571
Interest expense	153,386	151,197

Income before minority interest	75,084	67,374
Minority interest	(861)	(1,833)
(Loss) gain on sales of assets and other, net	(13,500)	23
Income tax expense of taxable REIT subsidiaries	(2,010)	(1,963)

Income before unconsolidated entities	58,713	63,601
Income from unconsolidated entities	17,072	21,380

Income from continuing operations	75,785	84,981
Results of operations from discontinued operations	(209)	3,085
Gain on disposal or sale of discontinued operations, net	91	4,252

Income before allocation to limited partners	75,667	92,318
LESS:
Limited partners' interest in the Operating Partnership	14,575	18,661
Preferred distributions of the Operating Partnership	4,905	2,835

NET INCOME	56,187	70,822
Preferred dividends	(7,836)	(15,682)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$48,351	$55,140

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.24	$0.26
Discontinued operations	—	0.03

Net income	$0.24	$0.29

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.24	$0.26
Discontinued operations	—	0.03

Net income	$0.24	$0.29

Net Income	$56,187	$70,822
Unrealized gain (loss) on interest rate hedge agreements	726	15,544
Net (income) loss on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	(1,305)	(1,420)
Currency translation adjustment	4,049	(47)
Other	184	686

Comprehensive Income	$59,841	$85,585

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,187	$70,822
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	141,191	126,847
Loss (gain) on sales of assets and other, net	13,500	(23)
Gain on disposal or sale of discontinued operations, net	(91)	(4,252)
Limited partners' interest in the Operating Partnership	14,575	18,661
Preferred distributions of the Operating Partnership	4,905	2,835
Straight-line rent	(1,517)	(1,081)
Minority interest	861	1,833
Minority interest distributions	(2,963)	(1,318)
Equity in income of unconsolidated entities	(17,072)	(21,380)
Distributions of income from unconsolidated entities	18,870	15,374
Changes in assets and liabilities —
Tenant receivables and accrued revenue	50,564	67,806
Deferred costs and other assets	(25,498)	(36,235)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(168,344)	(181,859)

Net cash provided by operating activities	85,168	58,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(95,946)	(174,394)
Capital expenditures, net	(102,700)	(60,439)
Cash from consolidation of joint ventures and the Mangement Company	2,507	48,910
Net proceeds from sale of assets, partnership interests, and discontinued operations	—	31,785
Investments in unconsolidated entities	(18,727)	(19,951)
Distributions of capital from unconsolidated entities and other	64,643	24,207

Net cash used in investing activities	(150,223)	(149,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock	3,813	830
Repurchase of preferred stock and limited partner units	(2,064)	—
Preferred distributions of the Operating Partnership	(4,905)	(2,835)
Preferred dividends and distributions to shareholders	(139,967)	(127,242)
Distributions to limited partners	(39,384)	(38,239)
Mortgage and other indebtedness proceeds, net of transaction costs	1,348,286	778,776
Mortgage and other indebtedness principal payments	(1,146,590)	(509,626)

Net cash provided by financing activities	19,189	101,664

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,866)	9,812
CASH AND CASH EQUIVALENTS, beginning of period	535,623	397,129

CASH AND CASH EQUIVALENTS, end of period	$489,757	$406,941

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of March 31, 2004, we owned or held an interest in 247 income-producing properties in North America, which consisted of 175 regional malls, 68 community shopping centers, and four office and mixed-use properties in 37 states and Canada (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail, office, and/or hotel components. We also own interests in three parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in 48 shopping centers in Europe (France, Italy, Poland and Portugal).

            M.S. Management Associates, Inc. (the "Management Company") is a wholly-owned subsidiary that provides leasing, management, and development services to most of the Properties. In addition, insurance subsidiaries of the Management Company insure the self-insured retention portion of our general liability program and the deductible associated with our workers' compensation programs. In addition, they provide reinsurance for the primary layer of general liability coverage to our third party maintenance providers while performing services under contract with us. Third party providers provide coverage above the insurance subsidiaries' limits.

2.    Basis of Presentation

            The accompanying financial statements are unaudited. However, we prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States for interim financial information, the rules and regulations of the Securities and Exchange Commission, and the accounting policies described in our financial statements for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. They do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements.

            The accompanying unaudited financial statements of Simon Property include Simon Property and its subsidiaries. In our opinion, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. We eliminated all significant intercompany amounts. The results for the interim period ended March 31, 2004 are not necessarily indicative of the results to be obtained for the full fiscal year.

            As of March 31, 2004, of our 247 Properties we consolidated 156 wholly-owned Properties and 17 less-than-wholly-owned Properties which we control or which we consolidated in accordance with FIN 46 (see Note 10), and we accounted for 74 Properties using the equity method. We manage the day-to-day operations of 63 of the 74 equity method Properties. We account for our interests in our two European joint ventures that hold the 48 shopping centers in Europe using the equity method.

            We allocate net operating results of the Operating Partnership after preferred distributions based on the partners' respective weighted average ownership interests and after preferred distributions of the Operating Partnership and preferred dividends. Our weighted average ownership interest in the Operating Partnership was as follows:

For the Three Months Ended March 31,
2004	2003
76.8%	74.8%

            Simon Property's ownership interest in the Operating Partnership as of March 31, 2004 was 77.2% and at December 31, 2003 was 76.8%. We adjust the limited partners' interest in the Operating Partnership at the end of each period to reflect their interest in the Operating Partnership.

            Preferred distributions of the Operating Partnership in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units.

            The statements of operations and comprehensive income for the period ended March 31, 2003 have been reclassified to reflect the disposition of 13 properties sold during 2003.

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

	For The Three Months Ended March 31,
Common Shareholders' share of:	2004	2003
Income from continuing operations	$48,442	$49,651
Discontinued operations	(91)	5,489

Net Income available to Common Shareholders — Basic	$48,351	$55,140

Effect of dilutive securities:
Impact to General Partner's interest in Operating Partnership from all dilutive securities and options	53	50

Net Income available to Common Shareholders — Diluted	$48,404	$55,190

Weighted Average Shares Outstanding — Basic	202,249,926	187,070,456
Effect of stock options	964,418	674,369

Weighted Average Shares Outstanding — Diluted	203,214,344	187,744,825

            For the period ending March 31, 2004, potentially dilutive securities include certain preferred units of limited partnership interest of the Operating Partnership and the units of limited partnership interest ("Units") in the Operating Partnership which are exchangeable for common stock. These did not have a dilutive impact on earnings per share.

4.    Cash and Cash Flow Information

            Our balance of cash and cash equivalents as of March 31, 2004 included $100.9 million and as of December 31, 2003 included $175.0 million related to our gift card and certificate programs, which we do not consider available for general working capital purposes.

5.    Investment in Unconsolidated Entities

Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties and diversify our risk in a particular property or trade area. We also use joint ventures in the development of new properties. We held joint venture ownership interests in 74 Properties as of March 31, 2004 and 76 as of December 31, 2003. Two joint venture properties previously accounted for under the equity method were consolidated upon adoption of FIN 46 (see Note 10). We also held joint venture interests in 48 European shopping centers as of March 31, 2004 and 47 as of December 31, 2003. Since we do not fully control these joint venture Properties, accounting principles generally accepted in the United States currently require that we account for these Properties on the equity method. See Note 10 for discussion on the impact of new accounting pronouncements on consolidation principles. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for partners which are customary in real estate partnership agreements and the industry. Our partners in these joint ventures may initiate these provisions at any time, which will result in either the sale of or the use of available cash or borrowings to acquire the partnership interest.

            Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follows. This information includes Mall of America (see Note 8). We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and as a result, gain unilateral control of the Property. We reclassified these line items into "Discontinued Joint Venture Interests", so that we may present results of operations for those joint venture interests held as of March 31, 2004.

	March 31, 2004	December 31, 2003
BALANCE SHEETS
Assets:
Investment properties, at cost	$10,189,277	$10,239,929
Less — accumulated depreciation	1,821,259	1,798,564

	8,368,018	8,441,365
Cash and cash equivalents	277,860	308,781
Tenant receivables	225,235	262,893
Investment in unconsolidated entities	106,195	94,853
Deferred costs and other assets	209,205	227,485

Total assets	$9,186,513	$9,335,377

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$6,710,823	$6,643,052
Accounts payable, accrued expenses, and deferred revenue	293,840	310,190
Other liabilities	34,601	74,206

Total liabilities	7,039,264	7,027,448
Preferred Units	152,450	152,450
Partners' equity	1,994,799	2,155,479

Total liabilities and partners' equity	$9,186,513	$9,335,377

Our Share of:
Total assets	$3,771,388	$3,861,497

Partners' equity	861,399	$885,149
Add: Excess Investment, net	762,311	912,212

Our net Investment in Joint Ventures	$1,623,710	$1,797,361

Mortgages and other indebtedness	$2,764,981	$2,739,630

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net asset of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities.

	For the Three Months Ended March 31,
STATEMENTS OF OPERATIONS	2004	2003
Revenue:
Minimum rent	$ 258,653	$ 206,026
Overage rent	5,757	5,264
Tenant reimbursements	133,341	106,040
Other income	40,780	30,430

Total revenue	438,531	347,760
Operating Expenses:
Property operating	94,036	57,885
Depreciation and amortization	80,784	60,940
Real estate taxes	39,347	35,436
Repairs and maintenance	19,855	18,667
Advertising and promotion	10,399	8,146
Provision for credit losses	2,609	2,752
Other	22,760	17,152

Total operating expenses	269,790	200,978

Operating Income	168,741	146,782
Interest Expense	111,791	86,205

Income Before Minority Interest and Unconsolidated Entities	56,950	60,577
Income from unconsolidated entities	(689)	2,294
Minority interest	0	(92)

Income From Continuing Operations	56,261	62,779
Income from Discontinued Joint Venture Interests	0	3,386

Net Income	$56,261	$66,165

Third-Party Investors' Share of Net Income	$33,020	$39,323

Our Share of Net Income	$23,241	$26,842
Amortization of Excess Investment	6,169	5,462

Income from Unconsolidated Entities	$17,072	$21,380

6.    Debt

            On January 15, 2004, we paid off $150.0 million of 6.75% unsecured notes that matured on that date with borrowings from our Credit Facility. On February 9, 2004, we paid off $300.0 million of 6.75% unsecured notes that matured on that date with borrowings from our Credit Facility.

            On January 20, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 4.21%. The first tranche is $300.0 million at a fixed interest rate of 3.75% due January 30, 2009 and the second tranche is $200.0 million at a fixed interest rate of 4.90% due January 30, 2014. We received net proceeds of $383.4 million and we exchanged our $113.1 million Floating Rate Mandatory Extension Notes ("MAXES") with the holder. The MAXES were due November 15, 2014 and bore interest at LIBOR plus 80 basis points. The exchange of the MAXES for the notes instruments did not result in a significant modification of the terms in the debt arrangement. We used $277.0 million of the net proceeds to reduce borrowings on our $1.25 billion unsecured credit facility (the "Credit Facility"), to unencumber one Property, and the remaining portion was used for general working capital purposes. On April 9, 2004, we filed a registration statement under the Securities Act of 1933 registering notes to be exchanged for the Rule 144A notes. The exchange notes and the Rule 144A notes have the same economic terms and conditions.

            Concurrently with the pricing of the notes, we entered into a five-year variable rate $300.0 million notional amount swap agreement to effectively convert the $300.0 million tranche to floating rate debt at an effective rate of six-month LIBOR. We completed this swap agreement, as our amount of variable rate indebtedness as a percent of our total outstanding was lower than our desired range.

            On January 22, 2004, we paid off a $60.0 million variable rate mortgage, at LIBOR plus 125 basis points, that encumbered one consolidated Property with proceeds from the senior unsecured notes mentioned above. In addition, we refinanced another consolidated mortgaged Property with a $32.0 million 6.05% fixed rate mortgage that matures on February 11, 2014. The balance of the previous mortgage was $34.7 million at a variable rate of LIBOR plus 250 basis points and was scheduled to mature on April 1, 2004.

            On February 26, 2004, we obtained a $250.0 million unsecured term loan with an initial maturity date of April 1, 2005. The maturity date may be extended, at our option, for two, one-year extension periods. The unsecured term loan bears interest at LIBOR plus 65 basis points. The proceeds from this financing were used to pay off our $65.0 million unsecured term loan that matured on March 15, 2004 and our $150 million unsecured term loan that matured on February 28, 2004. The remaining proceeds were used for general working capital purposes. The $65.0 million unsecured term loan bore interest at LIBOR plus 80 basis points and the $150.0 million unsecured term loan bore interest at LIBOR plus 65 basis points.

            On March 31, 2004, we secured an $86.0 million variable rate mortgage, at LIBOR plus 95 basis points, that encumbers Gateway Shopping Center that was acquired on February 5, 2004 (see Note 9). The mortgage has an original maturity date of March 31, 2005 with three, one-year, extensions available at our option.

7.    Shareholders' Equity

            On March 1, 2004, Simon Property and Melvin Simon, Herbert Simon, David Simon and certain of their affiliates (the "Simons") completed a restructuring transaction for estate and succession planning purposes in which Melvin Simon & Associates, Inc. ("MSA") exchanged 3,192,000 Class B common shares for an equal number of shares of common stock in accordance with our Charter. Those shares continue to be owned by MSA and remain subject to a voting trust under which the Simons are the sole voting trustees. MSA exchanged the remaining 8,000 Class B common shares with David Simon for 8,000 shares of common stock and David Simon's agreement to create a new voting trust under which the Simons as voting trustees, hold and vote the remaining 8,000 shares of Class B common stock acquired by David Simon. As a result, these voting trustees have the authority to elect four of the members of the Board of Directors contingent on the Simons maintaining specified levels of equity ownership in Simon Property, the Operating Partnership and their subsidiaries.

            On March 5, 2004, 380,700 shares of restricted stock were awarded under The Simon Property Group 1998 Stock Incentive Plan at a value of $56.29 per share. The fair market value of the restricted stock awarded has been deferred and is being amortized over the four year vesting period.

            On March 25, 2004, one of the limited partners exchanged a total of 1,021,822 units of the Operating Partnership for 1,021,822 shares of common stock.

            We issued 171,313 shares of common stock related to employee stock options exercised during the first three months of 2004. We used the net proceeds from the option exercises of approximately $4.4 million for general working capital purposes.

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

            Trial on all of the equitable claims in this matter began June 2, 2003. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that certain entities and individuals, breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased from Teachers in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. The court further held that we must disgorge all "net profits" that we received as a result of our ownership interest in the Mall from October 1999 to the present. The court appointed a Special Master to, among other things, calculate "net profits," and, on May 3, 2004, the Special Master issued a memorandum order regarding "net profits."

            We disagree with many aspects of the Order and have appealed the Order to the United States Court of Appeals for the Eighth Circuit. We are also seeking a stay of the Order pending appeal. Although the district court has denied our motion for a stay, we will be filing a motion in the Eighth Circuit to stay pertinent provisions of the Order pending appeal. We also disagree with many aspects of the Special Master's May 3, 2004 memorandum and will appeal those findings. It is not possible to provide an assurance of the ultimate outcome of the litigation.

            As a result of the Order, we initially recorded a $6.0 million loss in 2003. In 2004, as a result of the May 3, 2004 memorandum issued by the Special Master, we recorded an additional loss of $13.5 million that is included in "(Loss) gain on sales of assets and other, net" in the accompanying statements of operations and comprehensive income. We have ceased recording any contribution to either net income or Funds from Operations ("FFO") from the results of operations of Mall of America since September 1, 2003.

            We are currently not subject to any other material litigation other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations.

            Guarantee of Indebtedness

            Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of March 31, 2004, we have guaranteed or have provided letters of credit to support $81.3 million of our total $2.8 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the mortgage or other indebtedness. In April 2004, we were released from our guarantee of $17.1 million as the result of a refinancing of a mortgage of one joint venture property. The mortgages and other indebtedness guaranteed are secured by the property of the joint venture partnership which could be sold in order to satisfy the outstanding obligation.

9.    Real Estate Acquisitions and Dispositions

            On February 5, 2004, we purchased a 95% interest in Gateway Shopping Center in Austin, Texas, for approximately $107.0 million. We funded this transaction with borrowings on our Credit Facility and with the issuance of 120,671 units of the Operating Partnership valued at approximately $6.0 million. The purchase accounting for this acquisition is still preliminary.

            On April 27, 2004, we increased our ownership in Bangor Mall in Bangor, Maine from 32.6% to 67.6% and increased our ownership in Montgomery Mall in Montgomery, Pennsylvania from 23.1% to 54.4%. We acquired these additional ownership interests from our partner in the properties for approximately $67 million.

            On May 4, 2004, we acquired Plaza Carolina in San Juan, Puerto Rico for approximately $309 million.

10.    New Accounting Pronouncements

            In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires the consolidation of entities that meet the definition of a variable interest entity in which an enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Our joint venture interests in variable interest entities consist of real estate assets and are for the purpose of owning, operating and/or developing real estate. Our property partnerships rely primarily on financing from third party lenders, which is secured by first liens on the Property of the partnership and partner equity. Our maximum exposure to loss as a result of our involvement in these partnerships is represented by the carrying amount of our investments in unconsolidated entities as disclosed on the accompanying balance sheets plus our guarantees of joint venture debt as disclosed in Note 8.

            We adopted FIN 46 on January 1, 2004 for variable interest entities that existed prior to February 1, 2003 and as a result we have consolidated two joint venture properties consisting of two regional malls. The aggregate carrying amount of the investment property for these properties was approximately $166.0 million as of March 31, 2004.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this quarterly report on Form 10-Q. Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties incidental to the ownership and operation of commercial real estate include, but are not limited to: national, international, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, maintenance of REIT status, the availability of financing, and changes in market rates of interest and fluctuations in exchange rates of foreign currencies. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of March 31, 2004, we owned or held an interest in 247 income-producing properties in North America, which consisted of 175 regional malls, 68 community shopping centers, and four office and mixed-use properties in 37 states and Canada (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail space, office space, and/or hotel components. We also own interests in three parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in 48 shopping centers in Europe (France, Italy, Poland and Portugal).

            Operating Philosophy

            We seek growth in our earnings, funds from operations ("FFO"), and cash flow through:

    •
    focusing on our core business of regional malls

    •
    acquiring high quality individual properties or portfolios of properties, focusing on quality retail real estate. As part of our acquisition strategy, we review and evaluate a limited number of acquisition opportunities.

    •
    pursuing high quality new developments as well as strategic expansion and renovation activity to enhance existing assets' profitability and market share when we believe the investment of our capital meets our risk-reward criteria. We seek to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth.

    •
    developing new revenue streams by capitalizing on the number of shopping visits in our malls and the size and tenant relationships. This includes Simon Brand Ventures' ("Simon Brand") mall marketing initiatives, including the sale of gift cards, and consumer focused strategic corporate alliances that Simon Brand enters into with third parties. Through Simon Business Network ("Simon Business"), we offer property operating services to our tenants and others resulting from Simon Brand's relationships with vendors.

    •
    international expansion through the acquisition of existing properties and utilization of the net cash flow from the existing properties to fund new development projects overseas.

            We derive our liquidity primarily from our leases that generate positive net cash flow from operations and distributions from unconsolidated entities that totaled $149.8 million during the first quarter of 2004. In addition, we generate the majority of our revenues from leases with retail tenants including:

    •
    Base minimum rents, cart and kiosk rentals,

    •
    Overage and percentage rents based on tenants' sales volume, and

    •
    Recoveries of substantially all of our recoverable expenditures, which consist of property operating, real estate tax, repairs and maintenance, and advertising and promotional expenditures.

            Revenues of M.S. Management Associates, Inc. (the "Management Company"), after intercompany eliminations, consist primarily of management, leasing and development fees that are typically based upon the size and revenues of the joint venture property being managed. Finally, we also generate revenues from outlot land sales.

            Results overview

            Our core business fundamentals remained healthy during the first quarter of 2004. Regional mall comparable sales per square foot ("psf") strengthened during the first quarter of 2004, increasing 5.5% to $411 psf from $390 psf the same period in 2003, as the overall economy begins to show signs of recovery and as a result of our ongoing dispositions of lower quality Properties. Our regional mall average base rents increased 4.7% to $32.75 psf as of March 31, 2004 from $31.28 psf as of March 31, 2003. Our regional mall leasing spreads were $6.28 psf as of March 31, 2004 compared to $12.26 psf as of March 31, 2003. The regional mall leasing spread as of March 31, 2004 includes new store leases signed at an average of $38.64 psf initial base rents as compared to $32.36 psf for store leases terminating or expiring in the same period. Our same store leasing spread as of March 31, 2004 was $5.27 or a 13.9% growth rate and is calculated by comparing leasing activity completed in 2004 with the prior tenants rents for those exact same spaces. Finally, our regional mall occupancy was down by 60 basis points to 91.1% as of March 31, 2004 from 91.7% as of March 31, 2003 primarily due to retailer bankruptcy-related closings during the fourth quarter of 2003 and the first quarter 2004. We expect to retenant the majority of these spaces lost to bankruptcy during the remaining months of 2004.

            During the first quarter of 2004, we purchased a 95% interest in Gateway Shopping Center in Austin, Texas. In addition, we lowered our overall borrowing rates by 20 basis points during the first quarter of 2004 as a result of our financing activities related to indebtedness. Our financing activities were highlighted by the following significant transactions:

    •
    We issued $500.0 million of unsecured notes on January 20, 2004 at a weighted average fixed interest rate of 4.21% and weighted average term of 7.0 years. We received net proceeds of $383.4 million and we exchanged our $113.1 million Floating Rate Mandatory Extension Notes ("MAXES") with the holder. We used $277.0 million of the net proceeds to reduce borrowings on our Credit Facility.

    •
    We paid off a total of $450.0 million of unsecured notes that matured during the quarter that had a weighted average interest rate of 6.75% with borrowings on our Credit Facility.

            Portfolio Data

            The Portfolio data discussed in this overview includes the following key operating statistics: occupancy; average base rent per square foot; and comparable sales per square foot. We include acquired Properties in this data beginning in the year of acquisition and we do not include any Properties located outside of North America. The following table sets forth these key operating statistics for:

    •
    Properties that we consolidate in our consolidated financial statements,

    •
    Properties that we account for under the equity method as unconsolidated joint ventures, and

    •
    the foregoing two categories of Properties on a total Portfolio basis.

            We believe the total Portfolio data provides you with information helpful in evaluating not only the quality and growth potential of the Portfolio, but also the effectiveness of our management.

	March 31, 2004	% Change	March 31, 2003	% Change
Regional Malls
Occupancy
Consolidated	90.6%		91.2%
Unconsolidated	91.8%		92.6%
Total Portfolio	91.1%		91.7%
Average Base Rent per Square Foot
Consolidated	$31.82	5.1%	$30.29	6.1%
Unconsolidated	$34.20	3.8%	$32.96	5.5%
Total Portfolio	$32.75	4.7%	$31.28	6.0%
Comparable Sales Per Square Foot
Consolidated	$ 397	6.1%	$ 374	2.4%
Unconsolidated	$ 437	3.7%	$ 421	0.8%
Total Portfolio	$ 411	5.5%	$ 390	1.9%

            Occupancy Levels and Average Base Rents.    Occupancy and average base rent is based on mall and freestanding GLA owned by us ("Owned GLA") at mall and freestanding stores in the regional malls and all tenants at community shopping centers. We believe the continued stability in regional mall occupancy is primarily the result of the overall quality of our Portfolio. The result of the stability in occupancy is a direct or indirect increase in nearly every category of revenue. Our portfolio has maintained high levels of occupancy and increased average base rents in various economic climates.

            Comparable Sales per Square Foot.    Sales volume includes total reported retail sales at Owned GLA in the regional malls and all reporting tenants at community shopping centers. Retail sales at Owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

Results of Operations

            The following acquisitions, dispositions, and openings affected our consolidated results from continuing operations in the comparative periods:

    •
    On August 20, 2003, we acquired a 100% interest in Stanford Shopping Center for $333.0 million.
    •
    In the fourth quarter of 2003, we increased our ownership in Kravco for $293.4 million, which resulted in the consolidation of four Properties.
    •
    On February 5, 2004, we acquired Gateway Shopping Center for $107.0 million.

            The following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

    •
    The Kravco transactions increased our ownership percentages in the joint venture properties involved offset by the four Kravco Properties consolidated as noted above.
    •
    On August 4, 2003, we and our joint venture partner completed construction and opened Las Vegas Premium Outlets.
    •
    On December 22, 2003, we acquired an interest in Galleria Commerciali Italia.

            In addition, as a result of the adoption of Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46") on January 1, 2004, we consolidated the operations of two properties, which were accounted for under the equity method in 2003. For the purposes of the following comparison between the three months ended March 31, 2004 and March 31, 2003, the above transactions, including the impact of the adoption of FIN 46, are referred to as the Property Transactions. In the following discussions of our results of operations, "comparable" refers to Properties open and operating throughout both the current and prior periods.

            Our discontinued operations resulted from the sale of the following Properties in 2003 (date of sale):

    •
    Richmond Square, Mounds Mall, Mounds Mall Cinema and Memorial Mall on January 9, 2003
    •
    Forest Village Park Mall on April 29, 2003
    •
    North Riverside Park Plaza on May 8, 2003
    •
    Memorial Plaza on May 21, 2003
    •
    Fox River Plaza on May 22, 2003

    •
    Eastern Hills Mall on July 1, 2003
    •
    New Orleans Center on October 1, 2003
    •
    Mainland Crossing on October 28, 2003
    •
    SouthPark Mall on November 3, 2003
    •
    Bergen Mall on December 12, 2003

            In addition to the Property Transactions, on March 14, 2003, we purchased the remaining ownership interest in Forum Shops for $174.0 million in cash and assumed the minority interest partner's $74.2 million share of debt that impacted our minority interest expense, depreciation expense, and interest expense.

            Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $25.4 million during the period. The net effect of the Property Transactions increased minimum rents $15.7 million and the purchase accounting estimation of the fair market value of in-place leases as part of our acquisitions, increased rents by $3.6 million. Comparable rents increased $6.1 million. This was primarily due to the leasing of space at higher rents that resulted in an increase in base rents of $4.6 million. In addition, rents from carts, kiosks, and renting unoccupied in-line space increased comparable rents from temporary tenant income by $1.8 million. Overage rents increased $1.5 million reflecting strengthening retail sales.

            Management fees and other revenues decreased $0.9 million due to lower leasing, construction and development fees due to decreased joint venture development and related activities. Total other income, excluding consolidated Simon Brand and Simon Business initiatives, was flat during the comparative period.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $8.5 million to $25.9 million from $17.4 million. The increase in revenues is primarily due to:

    •
    increased revenue from our gift card program,
    •
    increased rents and fees from service providers,
    •
    increased advertising rentals, and
    •
    increased event and sponsorship income.

            The increased revenues from Simon Brand and Simon Business were offset by a $2.0 million increase in Simon Brand expenses that primarily resulted from increased gift card and other operating expenses included in property operating expenses.

            Tenant reimbursements increased $14.5 million of which the Property Transactions accounted for $8.6 million. The remaining increase was primarily due to increases in comparable recoverable expenditures resulting primarily from higher real estate tax refunds in 2003 than in 2004. Depreciation and amortization expenses increased $17.4 million primarily due to the net effect of the Property Transactions and the Forum Shops acquisition. Other expenses increased $2.9 million primarily due to ground rent expense of $1.3 million due to the acquisition of Stanford Shopping Center.

            Interest expense increased $2.2 million. Our average borrowings increased as a result of the impact of the unsecured note offering in January of 2004, and financing of acquisition activities in 2003 and 2004. This increase was offset by an overall decrease in weighted average interest rates as a result of refinancing activity and an increase in capitalized interest due to increased development, renovation and expansion activity. Minority interest expense decreased $1.0 million due to the purchase of the remaining partnership interest in Forum Shops.

            The loss on sale of assets in 2004 of $13.5 million reflects our estimate of the financial impact to us from complying with the May 3, 2004 memorandum issued by the Special Master related to Mall of America litigation (see Note 8).

            Income from unconsolidated entities decreased $4.3 million in 2004 as compared to 2003 resulting from:

    •
    our consolidation of two Properties upon our adoption of FIN 46,
    •
    we ceased recording any net income contribution from Mall of America (see Note 8),
    •
    our decrease in our share of outlot land sales, and
    •
    offset by the opening of Las Vegas Premium Outlets

            Preferred dividend expense decreased $7.8 million due to the conversion of shares of 6.5% Series B Preferred Stock into common stock in the fourth quarter of 2003. Finally, preferred distributions of the Operating Partnership increased due to the issuance of preferred units in connection with the Kravco acquisition.

Liquidity and Capital Resources

            Our balance of cash and cash equivalents decreased $45.9 million to $489.8 million as of March 31, 2004, including a balance of $100.9 million related to our gift card and certificate programs, which we do not consider available for general working capital purposes.

            On March 31, 2004, the Credit Facility had available borrowing capacity of $715.9 million net of outstanding borrowings of $510.0 million and letters of credit of $24.1 million. The Credit Facility bears interest at LIBOR plus 65 basis points with an additional 15 basis point facility fee on the entire $1.25 billion facility and provides for variable grid pricing based upon our corporate credit rating. The Credit Facility has an initial maturity date of April 2005, with an additional one-year extension available at our option. In addition, our Credit Facility has a $100 million EURO sub-tranche that provides availability to borrow Euros at EURIBOR plus 65 basis points and/or dollars at LIBOR plus 65 basis points, at our option, and has the same maturity date as the overall Credit Facility. The amount available under the $100 million EURO sub-tranche will vary with changes in the exchange rate, however, we may also borrow the amount available under this EURO sub-tranche in dollars, if necessary.

            During the first three months of 2004, the maximum amount outstanding under the Credit Facility was $530.7 million and the weighted average amount outstanding was $410.8 million. The weighted average interest rate was 1.74% for the three-month period ended March 31, 2004.

            We and the Operating Partnership also have access to public and private capital markets for our equity and long term unsecured debt. Finally, we have access to private equity from institutional investors at the Property level. Our current senior unsecured debt ratings are Baa2 by Moody's Investors Service and BBB by Standard & Poor's and our current corporate rating is BBB+ by Standard & Poor's.

            Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $149.8 million. This cash flow includes $24.4 million of excess proceeds from refinancing activities from one unconsolidated joint venture. In addition, we had net proceeds from all of our debt financing and repayment activities of $201.7 million as discussed below in Financing and Debt. We used a portion of these proceeds to fund the acquisition of Gateway Shopping Center. We also:

    •
    paid shareholder dividends and unitholder distributions totaling $171.1 million,
    •
    paid preferred stock dividends and preferred unit distributions totaling $13.2 million,
    •
    funded consolidated capital expenditures of $102.7 million. These capital expenditures include development costs of $13.4 million, renovation and expansion costs of $68.4 million and tenant costs and other operational capital expenditures of $20.9 million, and
    •
    funded investments in unconsolidated entities of $18.7 million of which $11.5 million was used to fund new developments, redevelopments, and other capital expenditures.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to shareholders necessary to maintain our REIT qualification for 2004 and on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

    •
    excess cash generated from operating performance and working capital reserves,
    •
    borrowings on our Credit Facility,
    •
    additional secured or unsecured debt financing, or
    •
    additional equity raised in the public or private markets.

            Financing and Debt

            Unsecured Financing

            On January 20, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 4.21%. The first tranche is $300.0 million at a fixed interest rate of 3.75% due January 30, 2009 and the second tranche is $200.0 million at a fixed interest rate of 4.90% due January 30, 2014. We received net proceeds of $383.4 million and we exchanged our $113.1 million Floating Rate Mandatory Extension Notes ("MAXES") with the holder. The MAXES were due November 15, 2014 and bore interest at LIBOR plus 80 basis points. The exchange of the MAXES for the notes instruments did not result in a significant modification of the terms in the debt arrangement. We used $277.0 million of the net proceeds to reduce borrowings on our $1.25 billion unsecured credit facility (the "Credit Facility"), to unencumber one Property, and the remaining portion was used for general working capital purposes. On April 9, 2004, we filed a registration statement under the Securities Act of 1933 to register notes to be exchanged for the Rule 144A notes. The exchange notes and the Rule 144A notes have the same economic terms and conditions.

            Concurrently with the pricing of the notes, we entered into a five-year variable rate $300.0 million notional amount swap agreement to effectively convert the $300.0 million tranche to floating rate debt at an effective rate of six-month LIBOR. We completed this swap agreement, as our amount of variable rate indebtedness as a percent of our total outstanding was lower than our desired range.

            On January 15, 2004, we paid off $150.0 million of 6.75% unsecured notes that matured on that date with borrowings from our Credit Facility. On February 9, 2004, we paid off $300.0 million of 6.75% unsecured notes that matured on that date with borrowings from our Credit Facility.

            On February 26, 2004, we obtained a $250.0 million unsecured term loan with an initial maturity date of April 1, 2005. The maturity date may be extended, at our option, for two, one-year extension periods. The unsecured term loan bears interest at LIBOR plus 65 basis points. The proceeds from this financing were used to pay off our $65.0 million unsecured term loan that matured on March 15, 2004 and our $150 million unsecured term loan that matured on February 28, 2004. The remaining proceeds were used for general working capital purposes. The $65.0 million unsecured term loan bore interest at LIBOR plus 80 basis points and the $150.0 million unsecured term loan bore interest at LIBOR plus 65 basis points.

            Secured Financing

            On January 22, 2004, we paid off a $60.0 million variable rate mortgage, at LIBOR plus 125 basis points, that encumbered one consolidated Property with remaining proceeds from the senior unsecured notes mentioned above. In addition, we refinanced another consolidated mortgaged Property with a $32.0 million 6.05% fixed rate mortgage that matures on February 11, 2014. The balance of the previous mortgage was $34.7 million at a variable rate of LIBOR plus 250 basis points and was scheduled to mature on April 1, 2004.

            On March 31, 2004, we secured an $86.0 million variable rate mortgage, at LIBOR plus 95 basis points, that encumbers Gateway Shopping Center that was acquired on February 5, 2004. The mortgage has an original maturity date of March 31, 2005 with three, one-year extensions available at our option.

            Summary of Financing

            Our consolidated debt, after giving effect to outstanding derivative instruments, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of March 31, 2004	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2003	Effective Weighted Average Interest Rate
Fixed Rate	$8,753,257	6.58%	$8,499,750	6.71%
Variable Rate	1,752,926	1.91%	1,766,638	2.61%

	$10,506,183	5.80%	$10,266,388	6.00%

            As of March 31, 2004, we had interest rate cap protection agreements on $296.0 million of consolidated variable rate debt. We had interest rate protection agreements effectively converting variable rate debt to fixed rate debt on $133.1 million of consolidated variable rate debt. In addition, we hold €150 million of notional amount fixed rate swap agreements that have a weighted average pay rate of 2.12% and a weighted average receive rate of 2.05% at March 31, 2004. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average pay rate of 1.14% and a weighted average receive rate of 3.72% at March 31, 2004. As of March 31, 2004, the net effect of these agreements effectively converted $54.3 million of fixed rate debt to variable rate debt. As of December 31, 2003, the net effect of these agreements effectively converted $237.0 million of fixed rate debt to variable rate debt.

        Contractual Obligations and Off-Balance Sheet Arrangements:    There have been no material changes in our outstanding capital expenditure commitments since December 31, 2003, as previously disclosed in our 2003 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of March 31, 2004 for the remainder of 2004 and subsequent years thereafter (dollars in thousands):

	2004	2005 – 2006	2007 – 2009	After 2009	Total
Long Term Debt
Consolidated (1)	$708,463	$2,537,203	$3,736,754	$3,509,919	$10,492,339

Pro rata share of Long Term Debt:
Consolidated (2)	$705,956	$2,521,792	$3,666,609	$3,447,917	$10,342,274
Joint Ventures (2)	92,263	1,053,639	624,141	993,799	2,763,842

Total Pro Rata Share of Long Term Debt	798,219	3,575,431	4,290,750	4,441,716	13,106,116

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps of $13,844.
(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

            We expect to meet our 2004 debt maturities through refinancings, the issuance of new debt securities or borrowings on the Credit Facility. We expect to have the ability and financial resources to meet all future long-term obligations. Specific financing decisions will be made based upon market rates, property values, and our desired capital structure at the maturity date of each transaction.

            Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of March 31, 2004, we have guaranteed or have provided letters of credit to support $81.3 million of our total $2.8 billion share of joint venture mortgage and other indebtedness presented in the table above. In April 2004, we were released from our guarantee of $17.1 million as the result of a joint venture property refinancing its mortgage.

            Acquisitions and Dispositions

            Acquisitions.    We acquired a 95% interest in Gateway Shopping Center located in Austin, Texas. The total consideration paid for this transaction was approximately $107.0 million and consisted of:

    •
    cash of $101.0 million, including $5.0 million in earnest money paid in 2003, and

    •
    issuance of $6.0 million of limited partner units in the Operating Partnership.

            Buy/sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in regional mall properties. Our partners in our joint ventures may initiate these provisions at any time and if we determine it is in our shareholders' best interests for us to purchase the joint venture interest, we believe we have adequate liquidity to execute the purchases of the interests without hindering our cash flows or liquidity. Should we decide to sell any of our joint venture interests, we would expect to use the net proceeds from any such sale to reduce outstanding indebtedness.

            Dispositions.    As part of our strategic plan to own quality retail real estate we continue to pursue the sale of Properties, under the right circumstances, that no longer meet our strategic criteria. If we sell any Properties that are classified as held for use, their sale prices may differ from their carrying value. We do not believe the sale of these assets will have a material impact on our future results of operations or cash flows and their removal from service and sale will not materially affect our ongoing operations.

            Development Activity

            New Developments.    The following describes our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of March 31, 2004 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost		Our Share of Construction in Progress		Estimated Opening Date
Under construction
Chicago Premium Outlets	Chicago, IL	438,000	$65	$33		$33.2		May 2004
Clay Terrace	Carmel, IN	570,000	100	50		22.6		4th Quarter 2004
St. Johns Town Center	Jacksonville, FL	1,500,000	126	107	(b)	41.8	(b)	1st Quarter 2005
Wolf Ranch	Georgetown, TX	670,000	62	62		30.3		3rd Quarter 2005
Firewheel Center	Garland, TX	785,000	96	96		19.5		4th Quarter 2005

  (a)
  Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).
  (b)
  Due to our preference in the joint venture partnership, we are contributing 85% of the project costs.

            We expect to fund these capital projects with either available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. We expect total 2004 new development costs during the year to be approximately $200 million.

            Strategic Expansions and Renovations.    The following describes our significant renovation and/or expansion projects currently under construction, the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of March 31, 2004 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction
Forum Shops at Caesars	Las Vegas, NV	175,000	$139	$139	$81.9	October 2004
Aurora Mall	Aurora, CO	1,000,000	$45	$45	2.4	4th Quarter 2006

  (a)
  Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

            We have other renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $250 million on expansion and renovation activities in 2004.

            International.    Our strategy is to invest capital internationally not only to acquire existing properties but also to use the net cash flow from the existing properties to fund other future developments. We believe reinvesting the cash flow derived in Euros in other Euro denominated development and redevelopment projects helps minimize our exposure to our initial investment and to the changes in the Euro on future investments that might otherwise significantly increase our cost and reduce our returns on these new projects and developments. In addition, to date we have funded the majority of our investments in Europe, with Euro-denominated borrowings that act as a natural hedge on our investments.

            Currently, our net income exposure to changes in the volatility of the Euro is not material. In addition, since cash flow from operations is currently being reinvested in other development projects, we do not expect to repatriate Euros for the next few years. Therefore, we also do not currently have a significant cash flow from operations exposure due to fluctuations in the value of the Euro.

            The agreements for the Operating Partnership's 36.0% interest in European Retail Enterprises, B.V. ("ERE") are structured to allow us to acquire an additional 24.7% ownership interest over time. The future commitments to purchase shares from three of the existing shareholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitment is approximately $55 million to purchase shares of stock of ERE, assuming that the three existing shareholders exercise their rights under put options. We expect these purchases to be made from 2006-2008.

            The carrying amount of our total equity method investments as of March 31, 2004 in European subsidiaries net of the related cumulative translation adjustment was $302.5 million, including subordinated debt in ERE. Currently a total of 7 developments are under construction that will add approximately 5.3 million square feet of GLA for a total net cost to the joint ventures of approximately €345 million, of which our share is approximately €145 million.

            Distributions and Stock Repurchase Program

            The Board of Directors declared and we paid a common stock dividend of $0.65 per share in the first quarter of 2004. We are required to pay a minimum level of dividends to maintain our status as a REIT. Our dividends and limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future dividends and the distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT.

            On May 5, 2004, the Board of Directors authorized a common stock repurchase program under which we may repurchase up to $250 million of our common stock over the next twelve months as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions.

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

            The following schedule sets forth total FFO before allocation to the limited partners of the Operating Partnership and FFO allocable to Simon Property. This schedule also reconciles consolidated net income, which we believe is the most directly comparable GAAP financial measure, to FFO for the periods presented.

	For the three months ended March 31,
(in thousands)	2004	2003
Funds From Operations	$252,997	$224,941

Increase in FFO from prior period	12.5%	21.1%

Reconciliation:
Net Income	$56,187	$70,822
Plus:
Limited partners' interest in the Operating Partnership and Preferred distributions of the Operating Partnership	19,480	21,496
Depreciation and amortization from consolidated properties and discontinued operations	136,251	122,077
Our share of depreciation and amortization from unconsolidated affiliates	41,492	34,673
Loss/(Gain) on sales of real estate and discontinued operations	13,409	(4,275)
Less:
Minority interest portion of depreciation and amortization	(1,081)	(1,334)
Preferred distributions and dividends	(12,741)	(18,518)

Funds From Operations	$252,997	$224,941

FFO allocable to Simon Property	$194,603	$168,603

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$0.24	$0.29
Plus: Depreciation and amortization from consolidated Properties and our share of depreciation and amortization from unconsolidated affiliates, net of minority interest portion of depreciation and amortization	0.67	0.62
Plus: Loss (gain) on sales of real estate and discontinued operations	0.05	(0.02)
Less: Impact of additional dilutive securities	0.00	0.00

Diluted FFO per share	$0.96	$0.89

Retail Climate and Tenant Bankruptcies

            Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing vacant spaces resulting from tenant terminations. Pressures which affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth, and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from store closings or bankruptcies. We lost approximately 187,000 square feet of mall shop tenants during the first quarter of 2004. We expect 2004 to be similar to 2003 in terms of square feet lost to bankruptcies.

            The geographical diversity of our Portfolio mitigates some of the risk of an economic downturn. In addition, the diversity of our tenant mix also is important because no single retailer represents either more than 1.9% of total GLA or more than 4.6% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. We have demonstrated an ability to successfully retenant anchor and in line store locations during soft economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, we cannot assure you that we will successfully execute our releasing strategy.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

            Sensitivity Analysis. A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 as filed with the Securities and Exchange Commission for the year ended December 31, 2003. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2003.

Item 4. Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of that date.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

            Item 1. Legal Proceedings—

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

            Trial on all of the equitable claims in this matter began June 2, 2003. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that certain entities and individuals, breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased from Teachers in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. The court further held that we must disgorge all "net profits" that we received as a result of our ownership interest in the Mall from October 1999 to the present. The court appointed a Special Master to, among other things, calculate "net profits," and, on May 3, 2004, the Special Master issued a memorandum order regarding "net profits."

            We disagree with many aspects of the Order and have appealed the Order to the United States Court of Appeals for the Eighth Circuit. We are also seeking a stay of the Order pending appeal. Although the district court has denied our motion for a stay, we will be filing a motion in the Eighth Circuit to stay pertinent provisions of the Order pending appeal. We also disagree with many aspects of the Special Master's May 3, 2004 memorandum and will appeal those findings. It is not possible to provide an assurance of the ultimate outcome of the litigation.

            As a result of the Order, we initially recorded a $6.0 million loss in 2003. In 2004, as a result of the May 3, 2004 memorandum issued by the Special Master, we recorded an additional loss of $13.5 million that is included in "(Loss) gain on sales of assets and other, net" in the accompanying statements of operations and comprehensive income. We have ceased recording any contribution to either net income or Funds from Operations ("FFO") from the results of operations of Mall of America.

            Item 2. Changes in Securities and Use of Proceeds

            During the first quarter of 2004, we issued 1,021,822 shares of common stock to a limited partner in exchange for an equal number of units. The issuance of the shares of common stock was made pursuant to the terms of the Partnership Agreement of the Operating Partnership and was exempt from registration under the Securities Act of 1933 as amended, in reliance upon Section 4(2) as a private offering. We subsequently registered the resale of the shares of common stock under the Securities Act.

            Item 5. Other Information

            During the period covered by this Quarterly Report on Form 10-Q, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent auditors, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

            Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits
9.1
Second Amended and Restated Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between Melvin Simon & Associates, Inc., on the one hand and Melvin Simon, Herbert Simon, and David Simon on the other hand.
9.2	Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between David Simon, Melvin Simon and Herbert Simon.
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 31.2
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

    One report on Form 8-K was filed during the current period.

    On February 6, 2004 under Item 9—Regulation FD Disclosure, Simon Property reported that it made available additional ownership and operational information concerning Simon Property, Simon Property Group, L.P., and the properties owned or managed as of December 31, 2003, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, under Item 12—Results of Operation and Financial Condition, Simon Property reported that, on February 5, 2004, Simon Property issued a press release containing information on earnings as of December 31, 2003 and other matters. A copy of the press release was included as an exhibit to the filing.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
/s/ Stephen E. Sterrett Stephen E. Sterrett, Executive Vice President and Chief Financial Officer
Date: May 10, 2004

QuickLinks

SIMON PROPERTY GROUP, INC. FORM 10-Q INDEX
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 6: Exhibits and Reports on Form 8-K
SIGNATURES