Form 10-Q
period 2004-06-30
SIMON PROPERTY GROUP INC /DE/
filed 2004-08-03
CIK 1063761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES    ☒        NO    ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).            YES    ☒        NO    ☐

As of July 28, 2004, 208,134,568 shares of common stock, par value $0.0001 per share, 8,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding.

SIMON PROPERTY GROUP, INC.

FORM 10-Q

INDEX

		Page
Part I — Financial Information
Item 1.	Unaudited Financial Statements
Simon Property Group, Inc.:
	Balance Sheets as of June 30, 2004 and December 31, 2003	3
	Statements of Operations and Comprehensive Income for the three-month and six-month periods ended June 30, 2004 and 2003	4
	Statements of Cash Flows for the six-month periods ended June 30, 2004 and 2003	5
	Condensed Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Qualitative and Quantitative Disclosure About Market Risk	26
Item 4.	Controls and Procedures	26
Part II — Other Information
Items 1 through 6		26
Signatures		29

Simon Property Group, Inc.
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	June 30, 2004	December 31, 2003
ASSETS:
Investment properties, at cost	$16,021,671	$14,971,823
Less — accumulated depreciation	2,855,549	2,556,578

	13,166,122	12,415,245
Cash and cash equivalents	519,070	535,623
Tenant receivables and accrued revenue, net	285,756	305,200
Investment in unconsolidated entities, at equity	1,641,205	1,811,773
Deferred costs, other assets, and minority interest, net	651,957	616,880

Total assets	$16,264,110	$15,684,721

LIABILITIES:
Mortgages and other indebtedness	$11,051,380	$10,266,388
Accounts payable, accrued expenses, and deferred revenues	674,106	667,610
Cash distributions and losses in partnerships and joint ventures, at equity	24,532	14,412
Other liabilities, minority interest and accrued dividends	232,011	280,414

Total liabilities	11,982,029	11,228,824

COMMITMENTS AND CONTINGENCIES (Note 8)
LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIP	774,697	859,050
LIMITED PARTNERS' PREFERRED INTEREST IN THE OPERATING PARTNERSHIP	258,220	258,220
SHAREHOLDERS' EQUITY:
CAPITAL STOCK (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock (Note 7)):
All series of preferred stock, 100,000,000 shares authorized, 12,000,000 and 12,078,012 issued and outstanding, respectively. Liquidation values $375,000 and $376,950, respectively.	365,771	367,483
Common stock, $.0001 par value, 400,000,000 shares authorized, 208,131,505 and 200,876,552 issued and outstanding, respectively	21	20
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 8,000 and 3,200,000 issued and outstanding, respectively	—	1
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—
Capital in excess of par value	4,189,362	4,121,332
Accumulated deficit	(1,243,556)	(1,097,317)
Accumulated other comprehensive income	18,141	12,586
Unamortized restricted stock award	(28,057)	(12,960)
Common stock held in treasury at cost, 2,098,555 shares	(52,518)	(52,518)

Total shareholders' equity	3,249,164	3,338,627

	$16,264,110	$15,684,721

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE:
Minimum rent	$362,008	$330,997	$716,906	$657,676
Overage rent	8,549	6,884	18,030	14,902
Tenant reimbursements	178,073	166,858	351,868	326,174
Management fees and other revenues	18,490	21,274	36,403	40,100
Other income	34,463	30,214	61,677	51,180

Total revenue	601,583	556,227	1,184,884	1,090,032

EXPENSES:
Property operating	86,574	81,169	171,433	158,561
Depreciation and amortization	145,513	122,831	283,607	243,535
Real estate taxes	60,407	57,743	120,620	109,389
Repairs and maintenance	20,388	20,352	42,822	42,613
Advertising and promotion	12,758	12,245	25,384	23,688
Provision for credit losses	3,306	4,059	6,738	8,401
Home and regional office costs	21,267	20,130	42,232	38,883
General and administrative	3,460	4,030	7,023	7,073
Other	7,709	6,018	16,602	11,972

Total operating expenses	361,382	328,577	716,461	644,115

OPERATING INCOME	240,201	227,650	468,423	445,917
Interest expense	156,946	151,261	310,332	302,458

Income before minority interest	83,255	76,389	158,091	143,459
Minority interest	(3,820)	(586)	(4,681)	(2,419)
Gain (loss) on sales of assets and other, net	11,619	—	(1,881)	23
Income tax expense of taxable REIT subsidiaries	(6,632)	(2,064)	(8,642)	(4,027)

Income before unconsolidated entities	84,422	73,739	142,887	137,036
Income from unconsolidated entities	19,836	25,594	36,908	46,974

Income from continuing operations	104,258	99,333	179,795	184,010
Results of operations from discontinued operations	(809)	1,499	(770)	4,888
Gain (loss) on disposal or sale of discontinued operations, net	197	(17,010)	288	(12,758)

Income before allocation to limited partners	103,646	83,822	179,313	176,140
LESS:
Limited partners' interest in the Operating Partnership	20,201	15,012	34,776	33,673
Preferred distributions of the Operating Partnership	4,900	2,835	9,805	5,670

NET INCOME	78,545	65,975	134,732	136,797
Preferred dividends	(7,834)	(15,683)	(15,670)	(31,365)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$70,711	$50,292	$119,062	$105,432

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.34	$0.33	$0.58	$0.59
Discontinued operations	—	(0.06)	—	(0.03)

Net income	$0.34	$0.27	$0.58	$0.56

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.34	$0.32	$0.58	$0.59
Discontinued operations	—	(0.06)	—	(0.03)

Net income	$0.34	$0.26	$0.58	$0.56

Net Income	$78,545	$65,975	$134,732	$136,797
Unrealized gain (loss) on interest rate hedge agreements	2,203	375	2,929	15,919
Net (income) loss on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	(812)	(1,175)	(2,117)	(2,595)
Currency translation adjustment	1,174	(2,344)	5,223	(2,391)
Other	(664)	1,607	(480)	2,293

Comprehensive Income	$80,446	$64,438	$140,287	$150,023

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,732	$136,797
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	290,250	251,710
Loss (Gain) on sales of assets and other, net	1,881	(23)
(Gain) Loss on disposal or sale of discontinued operations, net	(288)	12,758
Limited partners' interest in the Operating Partnership	34,776	33,673
Preferred distributions of the Operating Partnership	9,805	5,670
Straight-line rent	(2,153)	(2,486)
Minority interest	4,681	2,419
Minority interest distributions	(38,811)	(2,638)
Equity in income of unconsolidated entities	(36,908)	(46,974)
Distributions of income from unconsolidated entities	41,635	39,535
Changes in assets and liabilities —
Tenant receivables and accrued revenue	25,366	70,790
Deferred costs and other assets	(25,736)	(49,189)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(119,740)	(131,650)

Net cash provided by operating activities	319,490	320,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(573,455)	(224,394)
Capital expenditures, net	(228,622)	(113,016)
Cash from acquisitions	3,966	—
Cash from the consolidation of joint ventures and the Management Company	2,507	48,910
Net proceeds from sale of assets, partnership interests, and discontinued operations	32,320	71,911
Investments in unconsolidated entities	(24,273)	(37,306)
Distributions of capital from unconsolidated entities and other	90,661	57,361

Net cash used in investing activities	(696,896)	(196,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock	4,057	4,555
Repurchase of preferred stock and limited partner units	(10,084)	—
Minority interest contributions	35,173	—
Preferred distributions of the Operating Partnership	(9,805)	(5,670)
Preferred dividends and distributions to shareholders	(281,330)	(256,352)
Distributions to limited partners	(76,501)	(74,686)
Mortgage and other indebtedness proceeds, net of transaction costs	2,430,467	1,337,864
Mortgage and other indebtedness principal payments	(1,731,124)	(1,175,290)

Net cash provided by (used in) financing activities	360,853	(169,579)

DECREASE IN CASH AND CASH EQUIVALENTS	(16,553)	(45,721)
CASH AND CASH EQUIVALENTS, beginning of period	535,623	397,129

CASH AND CASH EQUIVALENTS, end of period	$519,070	$351,408

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of June 30, 2004, we owned or held an interest in 247 income-producing properties in North America, which consisted of 176 regional malls, 67 community shopping centers, and four office and mixed-use properties in 37 states, Canada and Puerto Rico (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail, office, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in 48 shopping centers in Europe (France, Italy, Poland and Portugal).

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

            The accompanying unaudited financial statements of Simon Property include Simon Property and its subsidiaries. In our opinion, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. We eliminated all significant intercompany amounts. The results for the interim period ended June 30, 2004 are not necessarily indicative of the results to be obtained for the full fiscal year.

            As of June 30, 2004, of our 247 Properties we consolidated 157 wholly-owned Properties and 19 less-than-wholly-owned Properties which we control or which we consolidated in accordance with FIN 46 (see Note 10), and we accounted for 71 Properties using the equity method. We manage the day-to-day operations of 59 of the 71 equity method Properties. We account for our interests in two European joint ventures that hold the 48 shopping centers in Europe using the equity method.

            We allocate net operating results of the Operating Partnership after preferred distributions to third parties and Simon Property based on the partners' respective weighted average ownership interests in the Operating Partnership. Our weighted average ownership interest in the Operating Partnership was as follows:

For the Six Months Ended June 30,
2004	2003
77.4%	75.2%

            Simon Property's ownership interest in the Operating Partnership as of June 30, 2004 was 78.2% and at December 31, 2003 was 76.8%. We adjust the limited partners' interest in the Operating Partnership at the end of each period to reflect their interest in the Operating Partnership.

            Preferred distributions of the Operating Partnership in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units of limited partnership interest.

            The statement of operations and comprehensive income for the period ended June 30, 2003 has been reclassified to reflect the disposition of 14 properties sold during 2003 and the first six months of 2004.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Common Shareholders' share of:	2004	2003	2004	2003
Income from continuing operations	$71,188	$62,005	$119,436	$111,348
Discontinued operations	(477)	(11,713)	(374)	(5,916)

Net Income available to Common Shareholders — Basic	$70,711	$50,292	$119,062	$105,432

Effect of dilutive securities:
Impact to General Partner's interest in Operating Partnership from all dilutive securities and options	225	1	117	96

Net Income available to Common Shareholders — Diluted	$70,936	$50,293	$119,179	$105,528

Weighted Average Shares Outstanding — Basic	205,552,968	189,037,143	203,901,447	188,077,203
Effect of stock options	808,063	790,028	887,742	712,153

Weighted Average Shares Outstanding — Diluted	206,361,031	189,827,171	204,789,189	188,789,356

            For the period ending June 30, 2004, potentially dilutive securities include certain preferred units of the Operating Partnership and the units of limited partnership interest ("Units") of the Operating Partnership which are exchangeable for common stock. These did not have a dilutive impact on earnings per share.

4.    Cash and Cash Flow Information

            Our balance of cash and cash equivalents as of June 30, 2004 included $86.1 million and as of December 31, 2003 included $175.0 million related to our gift card and certificate programs, which we do not consider available for general working capital purposes.

5.    Investment in Unconsolidated Entities

Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties and diversify our risk in a particular property or trade area. We also use joint ventures in the development of new properties. We held joint venture ownership interests in 71 Properties as of June 30, 2004 and 76 as of December 31, 2003. We also held interests in two joint ventures which owned 48 European shopping centers as of June 30, 2004 and 47 as of December 31, 2003. We account for these Properties on the equity method. Two joint venture properties previously accounted for under the equity method were consolidated upon adoption of FIN 46 (see Note 10). In addition, three joint venture properties previously accounted for under the equity method were consolidated as the result of our purchase of additional ownership interests in them (see Note 9). On December 31, 2003, these five properties accounted for $131.0 million of the carrying value of net investment properties at cost, $152.0 million of total assets, and $118.9 million of mortgages and other indebtedness in the December 31, 2003 balance sheet presented below.

            Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for partners which are customary in real estate joint venture agreements and the industry. Our partners in these joint ventures may initiate these provisions at any time, which will result in either the sale of or the use of available cash or borrowings to acquire the joint venture interest.

            Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follows. This information includes Mall of America (see Note 8). We condensed into a separate line item in the statements of operations joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and as a result, gain unilateral control of the Property. We reclassified the results of operations related to joint venture interests sold or consolidated into "Discontinued Joint Venture Interests", so that we may present results of operations for those joint venture interests held as of June 30, 2004.

	June 30, 2004	December 31, 2003
BALANCE SHEETS
Assets:
Investment properties, at cost	$9,945,530	$10,239,929
Less — accumulated depreciation	1,823,968	1,798,564

	8,121,562	8,441,365
Cash and cash equivalents	277,339	308,781
Tenant receivables	199,466	262,893
Investment in unconsolidated entities	105,459	94,853
Deferred costs and other assets	203,597	227,485

Total assets	$8,907,423	$9,335,377

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$6,462,866	$6,643,052
Accounts payable, accrued expenses, and deferred revenue	290,649	310,190
Other liabilities	37,555	74,206

Total liabilities	6,791,070	7,027,448
Preferred Units	152,450	152,450
Partners' equity	1,963,903	2,155,479

Total liabilities and partners' equity	$8,907,423	$9,335,377

Our Share of:
Total assets	$3,775,791	$3,861,497

Partners' equity	902,966	$885,149
Add: Excess Investment, net	713,707	912,212

Our net Investment in Joint Ventures	$1,616,673	$1,797,361

Mortgages and other indebtedness	$2,729,805	$2,739,630

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net asset of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
STATEMENTS OF OPERATIONS	2004	2003	2004	2003
Revenue:
Minimum rent	$251,224	$212,645	$504,987	$418,131
Overage rent	3,890	3,493	9,477	8,756
Tenant reimbursements	134,144	107,199	263,437	212,975
Other income	27,248	37,672	48,419	64,996

Total revenue	416,506	361,009	826,320	704,858
Operating Expenses:
Property operating	76,563	58,235	154,937	113,305
Depreciation and amortization	76,028	62,861	152,850	122,949
Real estate taxes	36,126	33,239	74,294	68,161
Repairs and maintenance	19,598	19,370	39,088	37,999
Advertising and promotion	11,346	8,760	21,348	16,906
Provision for credit losses	2,508	3,284	5,067	6,036
Other	21,882	18,708	43,975	35,792

Total operating expenses	244,051	204,457	491,559	401,148
Operating Income	172,455	156,552	334,761	303,710
Interest Expense	96,006	87,109	192,669	172,561

Income Before Minority Interest and Unconsolidated Entities	76,449	69,443	142,092	131,149
Income from unconsolidated entities	(1,612)	1,896	(2,301)	4,190
Minority interest	0	(269)	0	(361)

Income From Continuing Operations	74,837	71,070	139,791	134,978
Results of operations from Discontinued Joint Venture Interests	(800)	408	(9,493)	2,664
Gain on disposal or sale of Discontinued Joint Venture Interests	4,704	0	4,704	0

Net Income	$78,741	$71,478	$135,002	$137,642

Third-Party Investors' Share of Net Income	$52,831	$38,537	$85,851	$77,859

Our Share of Net Income	$25,910	$32,941	$49,151	$59,783
Amortization of Excess Investment	6,074	7,347	12,243	12,809

Income from Unconsolidated Entities	$19,836	$25,594	$36,908	$46,974

6.    Debt

            On January 15, 2004, we paid off $150.0 million of 6.75% unsecured notes that matured on that date with borrowings from our $1.25 billion unsecured revolving credit facility ("Credit Facility"). On February 9, 2004, we paid off $300.0 million of 6.75% unsecured notes that matured on that date with borrowings from the Credit Facility.

            On January 20, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 4.21%. The first tranche is $300.0 million at a fixed interest rate of 3.75% due January 30, 2009 and the second tranche is $200.0 million at a fixed interest rate of 4.90% due January 30, 2014. We received net proceeds of $383.4 million and we exchanged our $113.1 million Floating Rate Mandatory Extension Notes ("MAXES") with the holder. The MAXES were due November 15, 2014 and bore interest at LIBOR plus 80 basis points. The exchange of the MAXES for the notes instruments did not result in a significant modification of the terms in the debt arrangement. We used $277.0 million of the net proceeds to reduce borrowings on the Credit Facility, to unencumber one Property, and the remaining portion was used for general working capital purposes. On June 11, 2004, we completed an exchange offer in which notes registered under the Securities Act of 1933 were exchanged for the Rule 144A notes. The exchange notes and the Rule 144A notes have the same economic terms and conditions.

            Concurrent with the issuance of the Rule 144A notes, we entered into a five-year variable rate $300.0 million notional amount swap agreement to effectively convert the $300.0 million tranche to floating rate debt at an effective rate of six-month LIBOR. We completed this swap agreement because our amount of variable rate indebtedness as a percent of our total outstanding indebtedness was lower than our desired range.

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

            On March 31, 2004, we secured a $86.0 million variable rate mortgage, at LIBOR plus 95 basis points, to permanently fund a portion of the Gateway Shopping Center acquisition (see Note 9). The mortgage has an initial maturity date of March 31, 2005 with three, one-year, extensions available at our option.

            On April 27, 2004, we secured a $96.0 million fixed rate mortgage at 5.17% to permanently fund a portion of the Montgomery Mall acquisition (see Note 9). The mortgage has an anticipated maturity date of May 11, 2014.

            On May 19, 2004, we secured a $260.0 million mortgage to permanently fund a portion of the Plaza Carolina Mall acquisition (see Note 9). The mortgage consists of two fixed-rate tranches and three variable-rate tranches. The fixed-rate components total $100 million at a blended rate of 5.10% and have a maturity date of May 9, 2009. The $160.0 million variable-rate components bear interest at LIBOR plus 90 basis points and have an initial maturity of May 9, 2006 with three, one-year, extensions available at our option. The initial weighted average all-in interest rate was approximately 3.2%.

            On June 15, 2004, we refinanced a pool of seven cross-collateralized mortgages totaling $219.4 million with a $220.0 million variable-rate term loan. The original mortgages would have matured on December 15, 2004 and had an effective interest rate of 6.20% including the effect of an interest rate protection agreement on $48.1 million of variable-rate debt. The collateralized term loan bore interest at LIBOR plus 80 basis points. On June 30, 2004, we refinanced the term loan with individually secured fixed-rate mortgages on six of the seven original mortgages totaling $290.0 million. The mortgages have a maturity date of July 1, 2014 and have a weighted average interest rate of 5.90%. One of the Properties was unencumbered as part of this refinancing.

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

            On March 5, 2004, 380,700 shares of restricted stock were awarded under The Simon Property Group 1998 Stock Incentive Plan at a value of $56.29 per share. On May 10, 2004, 8,400 shares of restricted stock were awarded under The Simon Property Group 1998 Stock Incentive Plan at a value of $45.85 per share. The fair market value of the restricted stock awarded has been deferred and is being amortized over the four year vesting period.

            During the first six months of 2004, forty-two limited partners exchanged a total of 3,485,104 units of the Operating Partnership for 3,485,104 shares of common stock.

            We issued 204,623 shares of common stock related to employee stock options exercised during the first six months of 2004. We used the net proceeds from the option exercises of approximately $5.3 million for general working capital purposes.

8.    Commitments and Contingencies

            Litigation

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the Operating Partnership and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant in connection with the sale by Teachers. On August 12, 2002, the court granted in part and denied in part motions for partial summary judgment filed by the parties.

            Trial on all of the equitable claims in this matter began June 2, 2003. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that certain entities and individuals breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased from Teachers in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. The court further held that we must disgorge all "net profits" that we received as a result of our ownership interest in the Mall from October 1999 to the present. The court appointed a Special Master to, among other things, calculate "net profits," and, on May 3, 2004, the Special Master issued a memorandum order regarding "net profits." On May 27, 2004, the court affirmed the "net profits" memorandum order ("Net Profits Order"). On June 24, 2004, the court issued an order on a motion for ancillary relief filed by Triple Five ("Ancillary Relief Order"). The Ancillary Relief Order, among other things, found that it was appropriate that we indemnify Triple Five for any "expenses, losses or claims arising out of or connected to Triple Five's purchase of the Operating Partnership's interest in the Mall, in particular claims made by any Simon entity, any Teachers entity, and/or any Mall lender."

            On June 4, 2004, GMAC Commercial Mortgage Corporation, in its capacity as servicer for the Trustee for registered certificate holders of Mall of America Capital Company LLC Miscellaneous Pass-Through Certificates ("MOA Mortgage Lender"), commenced an action in the District Court for the State of Minnesota seeking to enjoin Triple Five's purchase of our one-half partnership interest, alleging that the MOA Mortgage Lender has the right to consent to the purchase. Without waiving any of their respective rights, the parties, including Triple Five and us, have agreed to extend the date by which the purchase must occur to August 7, 2004, to allow time for the MOA Mortgage Lender to grant or withhold its consent to Triple Five's purchase of our interest.

            We disagree with many aspects of the Order, the Ancillary Relief Order and the Net Profits Order. We have appealed the Order to the United States Court of Appeals for the Eighth Circuit. Briefing on the appeal is complete and we are awaiting a date for oral argument. The Eighth Circuit has denied our motion to stay pertinent provisions of the Order pending appeal. We have also appealed the Ancillary Relief Order and the Net Profits Order to the Eighth Circuit. It is not possible to provide any assurance of the ultimate outcome of this litigation.

            As a result of the Order, we initially recorded a $6.0 million loss in 2003. In the first quarter of 2004, as a result of the May 3, 2004 memorandum issued by the Special Master, which has now been affirmed by the court, we recorded an additional loss of $13.5 million that is included in "(Loss) gain on sales of assets and other, net" in the accompanying statements of operations and comprehensive income. We have ceased recording any contribution to either net income or Funds from Operations ("FFO") from the results of operations of Mall of America since September 1, 2003.

            We are currently not subject to any other material litigation other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations.

            Guarantee of Indebtedness

            Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of June 30, 2004, we have guaranteed or have provided letters of credit to support $57.8 million of our total $2.7 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the mortgage or other indebtedness. The mortgages and other indebtedness guaranteed are secured by the property of the joint venture partnership, which could be sold in order to satisfy the outstanding obligation.

9.    Real Estate Acquisitions and Dispositions

            On February 5, 2004, we purchased a 95% interest in Gateway Shopping Center in Austin, Texas, for approximately $107.0 million. We initially funded this transaction with borrowings on the Credit Facility and with the issuance of 120,671 units of the Operating Partnership valued at approximately $6.0 million. The purchase accounting for this acquisition is still preliminary.

            On April 1, 2004, we increased our ownership interest in The Mall of Georgia Crossing from 50% to 100% for approximately $26.3 million, including the assumption of our $16.5 million share of debt. As a result of this transaction this Property is now reported as a consolidated entity.

            On April 27, 2004, we increased our ownership in Bangor Mall in Bangor, Maine from 32.6% to 67.6% and increased our ownership in Montgomery Mall in Montgomery, Pennsylvania from 23.1% to 54.4%. We acquired these additional ownership interests from our partner in the properties for approximately $67.0 million, including the assumption of our $16.8 million share of debt. We funded this transaction with the Montgomery Mall mortgage discussed in Note 6 and with borrowings from the Credit Facility. Bangor Mall and Montgomery Mall were previously accounted for under the equity method. These Properties are now consolidated as a result of this acquisition. The purchase accounting for this acquisition is still preliminary.

            On May 4, 2004, we purchased a 100% interest in Plaza Carolina in San Juan, Puerto Rico for approximately $309.0 million. We funded this transaction with the mortgage discussed in Note 6 and with borrowings from the Credit Facility. The purchase accounting for this acquisition is still preliminary.

            On June 21, 2004, we announced that we had signed a definitive agreement to acquire all of the outstanding common stock of Chelsea Property Group, Inc. ("Chelsea")and its operating partnership subsidiary in a transaction valued at approximately $3.5 billion. In addition, we will also assume Chelsea's existing indebtedness and preferred stock, which totaled approximately $1.3 billion as of March 31, 2004. Chelsea has interests in 60 premium outlet and other shopping centers containing 16.6 million square feet of gross leasable area in 31 states and Japan.

            Under the terms of the agreement we will pay consideration of approximately $66.00 per share for each share of Chelsea's common stock in the form of $36.00 in cash, a fractional share of our common stock, and a fractional share of a new issue of our convertible preferred stock. Chelsea unit holders will receive 100% of their consideration in equity, split between Units and convertible preferred units of the Operating Partnership.

            Consummation of this transaction is subject to approval by the holders of two-thirds of the outstanding shares of Chelsea common stock entitled to vote on the transaction, and approval or consent by the holders of a majority of the Chelsea units entitled to vote on the transaction, the effectiveness of a registration statement covering our shares of common stock and preferred stock to be issued in the transaction and other customary conditions.

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

            We adopted FIN 46 on January 1, 2004 for variable interest entities that existed prior to February 1, 2003 and as a result we have consolidated two joint venture properties consisting of two regional malls. The aggregate carrying amount of the investment property for these properties was approximately $165.3 million as of June 30, 2004.

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of June 30, 2004, we owned or held an interest in 247 income-producing properties in North America, which consisted of 176 regional malls, 67 community shopping centers, and four office and mixed-use properties in 37 states, Canada and Puerto Rico (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail space, office space, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in 48 shopping centers in Europe (France, Italy, Poland and Portugal).

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

    •
    acquiring individual properties or portfolios of properties, focusing on high quality retail real estate.

    •
    international expansion through the acquisition of existing properties and utilization of the net cash flow from the existing properties to fund new development projects overseas.

            We derive our liquidity primarily from our leases that generate positive net cash flow from operations and distributions from unconsolidated entities that totaled $410.2 million during the first six months of 2004. In addition, we generate the majority of our revenues from leases with retail tenants including:

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

            Results overview

            Our diluted FFO per share increased $0.12 during the first six months of 2004, or 6.5%, to $1.97 per share from $1.85 per share for the same period last year. The increase in FFO per share is due to the performance of our core operations and our acquisition activity and was offset by our share of significant land sales in the prior year. These increases in FFO per share also impacted our diluted earnings per common share but were offset by an increase in depreciation expense, including our share of depreciation from unconsolidated joint ventures, as a result of our acquisition activity. Net, losses from sales of real estate and discontinued operations decreased by $0.02, net of tax. Finally, the conversion of the series B stock in the fall of 2003 was dilutive for FFO purposes and was antidulitive for diluted earnings per share purposes for the six months ended June 30, 2003. All of these items resulted in a change in diluted earnings per common share of $0.02 during the first six months of 2004, or 3.6%, to $0.58 from $0.56 for the same period last year.

            Our core business fundamentals remained healthy during the first six months of 2004. Regional mall comparable sales per square foot ("psf") strengthened during the first six months of 2004, increasing 6.6% to $419 psf from $393 psf the same period in 2003, as the overall economy begins to show signs of recovery and as a result of our ongoing dispositions of lower quality Properties. Our regional mall average base rents increased 4.6% to $32.92 psf as of June 30, 2004 from $31.47 psf as of June 30, 2003. Our regional mall leasing spreads were $6.18 psf as of June 30, 2004 compared to $10.11 psf as of June 30, 2003. The regional mall leasing spread as of June 30, 2004 includes new store leases signed at an average of $38.98 psf initial base rents as compared to $32.80 psf for store leases terminating or expiring in the same period. Our same store leasing spread as of June 30, 2004 was $5.06 or a 13.1% growth rate and is calculated by comparing leasing activity completed in 2004 with the prior tenants rents for those same spaces. Finally, our regional mall occupancy was down 30 basis points to 91.3% as of June 30, 2004 from 91.6% as of June 30, 2003 primarily due to retailer bankruptcy-related closings during the fourth quarter of 2003 and the first six months of 2004. We expect to retenant the majority of these spaces lost to bankruptcy during the remaining months of 2004.

            During the first six months of 2004 we completed acquisitions, increased ownership of core properties and disposed of properties no longer meeting our investment criteria.

    •
    On February 5, 2004 we purchased a 95% interest in Gateway Shopping Center in Austin, Texas for approximately $107.0 million.

    •
    On April 1, 2004, we increased our ownership interest in Mall of Georgia Crossing from 50% to 100% for approximately $26.3 million, including the assumption of our $16.5 million share of debt.

    •
    On April 8, 2004, we sold our joint venture interest in Yards Plaza in Chicago, Illinois.

    •
    On April 27, 2004, we increased our ownership interest in Bangor Mall and Montgomery Mall to approximately 67.6% and 54.4%, respectively for approximately $67.0 million, including the assumption of our $16.8 million share of debt.

    •
    On May 4, 2004, we purchased a 100% interest in Plaza Carolina in San Juan, Puerto Rico for approximately $309.0 million.

    •
    On June 15, 2004, we sold Hutchinson Mall in Hutchinson, Kansas.

            In addition, we lowered our overall borrowing rates by 28 basis points during the first six months of 2004 as a result of our financing activities related to indebtedness. Our financing activities were highlighted by the following significant transactions:

    •
    We issued $500.0 million of unsecured notes on January 20, 2004 at a weighted average fixed interest rate of 4.21% and weighted average term of 7.0 years. We received net proceeds of $383.4 million and we exchanged our $113.1 million Floating Rate Mandatory Extension Notes ("MAXES") with the holder. We used $277.0 million of the net proceeds to reduce borrowings on our $1.25 billion unsecured revolving credit facility ("Credit Facility").

    •
    We paid off a total of $450.0 million of unsecured notes that matured during the first quarter that had a weighted average interest rate of 6.75% with borrowings on the Credit Facility.

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

	June 30, 2004	% Change from prior period	June 30, 2003	% Change from prior period
Regional Malls
Occupancy
Consolidated	90.9%		91.1%
Unconsolidated	91.8%		92.4%
Total Portfolio	91.3%		91.6%
Average Base Rent per Square Foot
Consolidated	$32.01	5.9%	$30.23	4.7%
Unconsolidated	$34.38	2.7%	$33.49	4.7%
Total Portfolio	$32.92	4.6%	$31.47	4.8%
Comparable Sales Per Square Foot
Consolidated	$ 404	7.6%	$ 376	1.5%
Unconsolidated	$ 448	5.2%	$ 425	(0.3%	)
Total Portfolio	$ 419	6.6%	$ 393	0.8%

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

Results of Operations

            In addition to the 2004 acquisitions and dispositions previously discussed, the following acquisitions, dispositions, and openings affected our consolidated results from continuing operations in the comparative periods:

    •
    On August 20, 2003, we acquired a 100% interest in Stanford Shopping Center for $333.0 million.
    •
    In the fourth quarter of 2003, we increased our ownership in Kravco Investments, L.P. ("Kravco") a Philadelphia based owner of regional malls, for $293.4 million, which resulted in the consolidation of four Properties.
    •
    The Bangor Mall, Montgomery Mall, and Mall of Georgia Crossing transactions, previously discussed, resulted in a reclassification of these properties from unconsolidated entities to consolidated entities.

            In addition to the 2004 acquisitions and dispositions previously discussed, the following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

    •
    The Kravco transactions increased our ownership percentages in the joint venture properties involved offset by the four Kravco Properties consolidated as noted above.
    •
    On August 4, 2003, we and our joint venture partner completed construction and opened Las Vegas Premium Outlets.
    •
    On December 22, 2003, we acquired an interest in Galleria Commerciali Italia.
    •
    The Bangor Mall, Montgomery Mall, and Mall of Georgia Crossing transactions, previously discussed, resulted in a reclassification of these properties from unconsolidated entities to consolidated entities.
    •
    On May 25, 2004, we and our joint venture partner completed construction and opened Chicago Premium Outlets in Chicago, Illinois.

            In addition, as a result of the adoption of Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46") on January 1, 2004, we consolidated the operations of two Properties, which were accounted for under the equity method in 2003.

            Our consolidated discontinued operations resulted from the sale of the following Properties in 2003 and 2004:

    •
    Richmond Square, Mounds Mall, Mounds Mall Cinema and Memorial Mall on January 9, 2003
    •
    Forest Village Park Mall on April 29, 2003
    •
    North Riverside Park Plaza on May 8, 2003
    •
    Memorial Plaza on May 21, 2003
    •
    Fox River Plaza on May 22, 2003
    •
    Eastern Hills Mall on July 1, 2003
    •
    New Orleans Center on October 1, 2003
    •
    Mainland Crossing on October 28, 2003
    •
    SouthPark Mall on November 3, 2003
    •
    Bergen Mall on December 12, 2003
    •
    Hutchinson Mall on June 15, 2004

            For the purposes of the following comparison between the three months ended June 30, 2004 and June 30, 2003, the above transactions, including the impact of the adoption of FIN 46, are referred to as the Property Transactions. On March 14, 2003, we purchased the remaining ownership interest in Forum Shops for $174.0 million in cash and assumed the minority partner's $74.2 million share of debt that impacts minority interest, depreciation expense, and interest expense. In the following discussions of our results of operations, "comparable" refers to Properties open and operating throughout both the current and prior periods.

            Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $31.9 million during the period. The net effect of the Property Transactions increased minimum rents $24.8 million and the amortization of the fair market value of in-place leases of $4.0 million. Comparable rents increased $3.1 million. This was primarily due to the leasing of space at higher rents that resulted in an increase in base rents of $4.4 million. In addition, straight line rent decreased comparable rents by $1.4 million. Overage rents increased $1.7 million reflecting strengthening retail sales.

            Management fees and other revenues decreased $2.8 million primarily due to lower insurance revenues from investment earnings. Total other income, excluding consolidated Simon Brand and Simon Business initiatives, was flat during the comparative period.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $6.0 million to $27.5 million from $21.5 million. The increase in revenues is primarily due to:

    •
    increased revenue from our gift card program,
    •
    increased rents and fees from service providers,
    •
    increased advertising rentals, and
    •
    increased event and sponsorship income.

            The increased revenues from Simon Brand and Simon Business were offset by increases in Simon Brand and Simon Business expenses of $2.1 million in Simon Brand and Simon Business expenses that primarily resulted from increased gift card and other operating expenses included in property operating expenses.

            Tenant reimbursements increased $6.5 million of which the Property Transactions accounted for $12.4 million. Depreciation and amortization expenses increased $22.7 million primarily due to the net effect of the Property Transactions and the Forum Shops acquisition. Other expenses increased $1.7 million primarily due to ground rent expense of $0.9 million attributable to the acquisition of Stanford Shopping Center.

            Interest expense increased $5.7 million due to increased average borrowings as a result of the impact of the unsecured note offering in January of 2004, and financing of acquisition activities in 2003 and 2004. This increase was offset by an overall decrease in weighted average interest rates as a result of refinancing activity and lower variable interest rate levels. Minority interest increased $3.2 million due to our third party partner's interest in Kravco and our third party partner's share of certain land sales offset by our purchase of the minority partner's interest in Forum Shops.

            The gain on sale of assets in 2004 of $11.6 million, $7.2 million net of tax, is primarily due to the sale of our joint venture interest in a hotel property, held by the Management Company, that was acquired as part of the Rodamco acquisition in May 2002.

            Income from unconsolidated entities decreased $5.8 million in 2004 as compared to 2003 resulting from:

    •
    the consolidation of two Properties upon our adoption of FIN 46 (see Note 10),
    •
    the cessation of recording any net income contribution from Mall of America (see Note 8),
    •
    a decrease in outlot land sales,
    •
    offset by the opening of Las Vegas Premium Outlets and Chicago Premium Outlets.

            Preferred dividend expense decreased $7.8 million due to the conversion of shares of 6.5% Series B Preferred Stock into common stock in the fourth quarter of 2003. Finally, preferred distributions of the Operating Partnership increased due to the issuance of preferred units in connection with the Kravco acquisition.

            Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $57.3 million during the period. The net effect of the Property Transactions increased minimum rents $41.4 million and the amortization of the fair market value of in-place leases of $6.6 million. Comparable rents increased $9.3 million. This was primarily due to the leasing of space at higher rents that resulted in an increase in base rents of $9.0 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $1.9 million. Straight-line rent decreased comparable rents by $1.6 million. Overage rents increased $3.1 million reflecting strengthening retail sales.

            Management fees and other revenues decreased $3.7 million due to lower leasing and construction fees from joint venture activities, offset by increased development fees. In addition, insurance revenues decreased from investment earnings. Total other income, excluding consolidated Simon Brand and Simon Business initiatives, was flat during the comparative period.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $14.7 million to $53.7 million from $39.0 million. The increase in revenues is primarily due to:

    •
    increased revenue from our gift card program,
    •
    increased rents and fees from service providers,
    •
    increased parking income, and
    •
    increased event and sponsorship income.

            The increased revenues from Simon Brand and Simon Business were offset by increases in Simon Brand and Simon Business expenses of $4.3 million in property operating expenses and $1.3 million in other expenses. These increases primarily resulted from increased gift card and other operating expenses.

            Tenant reimbursements, excluding Simon Business initiatives, increased $20.9 million of which the Property Transactions accounted for $20.9 million. Depreciation and amortization expenses increased $40.1 million primarily due to the net effect of the Property Transactions and the Forum Shops acquisition. Other expenses increased $4.6 million primarily due to ground rent expense of $2.5 million due to the acquisition of Stanford Shopping Center.

            Interest expense increased $7.9 million due to increased average borrowings as a result of the impact of the unsecured note offering in January of 2004, and financing of acquisition activities in 2003 and 2004. This increase was offset by an overall decrease in weighted average interest rates as a result of refinancing activity and lower variable interest rate levels. Minority interest increased $2.3 million due to our third party partner's interest in Kravco and our third party partner's share of certain land sales offset by our purchase of the minority partner's interest in Forum Shops.

            The net loss on sale of assets in 2004 of $1.9 million includes our estimate of the financial loss to us from complying with the May 3, 2004 memorandum issued by the Special Master related to Mall of America litigation (see Note 8) of $13.5 million. This loss was offset by the $11.6 million gain, $7.2 million net of tax, primarily due to the sale of our joint venture interest in a hotel property, held by the Management Company, which was acquired as part of the Rodamco acquisition in May 2002. Income from unconsolidated entities decreased $10.1 million in 2004 as compared to 2003 resulting from:

    •
    the consolidation of two Properties upon our adoption of FIN 46 (see Note 10),
    •
    the cessation of recording any net income contribution from Mall of America (see Note 8),
    •
    a decrease in outlot land sales,
    •
    offset by the opening of Las Vegas Premium Outlets and Chicago Premium Outlets.

            Preferred dividend expense decreased $15.7 million due to the conversion of shares of 6.5% Series B Preferred Stock into common stock in the fourth quarter of 2003. Finally, preferred distributions of the Operating Partnership increased due to the issuance of preferred units in connection with the Kravco acquisition.

Liquidity and Capital Resources

            Our balance of cash and cash equivalents decreased $16.6 million to $519.1 million as of June 30, 2004, including $86.1 million related to our gift card and certificate programs, which we do not consider available for general working capital purposes.

            On June 30, 2004, the Credit Facility had available borrowing capacity of $656.6 million net of outstanding borrowings of $585.0 million and letters of credit of $8.4 million. The Credit Facility bears interest at LIBOR plus 65 basis points with an additional 15 basis point facility fee on the entire $1.25 billion facility and provides for variable grid pricing based upon our corporate credit rating. The Credit Facility has an initial maturity date of April 2005, with an additional one-year extension available at our option. In addition, the Credit Facility has a $100 million EURO sub-tranche that provides availability to borrow Euros at EURIBOR plus 65 basis points and/or dollars at LIBOR plus 65 basis points, at our option, and has the same maturity date as the overall Credit Facility. The amount available under the $100 million EURO sub-tranche will vary with changes in the exchange rate, however, we may also borrow the amount available under this EURO sub-tranche in dollars, if necessary.

            During the first six months of 2004, the maximum amount outstanding under the Credit Facility was $585.0 million and the weighted average amount outstanding was $450.9 million. The weighted average interest rate was 1.69% for the six-month period ended June 30, 2004.

            We and the Operating Partnership also have access to public and private capital markets for our equity and unsecured debt. Finally, we have access to private equity from institutional investors at the Property level. Our current senior unsecured debt ratings are Baa2 by Moody's Investors Service and BBB by Standard & Poor's. Our current corporate rating is BBB+ by Standard & Poor's.

            Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $410.2 million. This cash flow includes $24.4 million of excess proceeds from refinancing activities from one unconsolidated joint venture. In addition, we had net proceeds from all of our debt financing and repayment activities of $699.3 million as discussed below in Financing and Debt. We used a portion of these proceeds to fund the acquisitions as discussed below in Acquisitions and Disposals. We also:

    •
    paid shareholder dividends and unitholder distributions totaling $341.8 million,
    •
    paid preferred stock dividends and preferred unit distributions totaling $25.8 million,
    •
    funded consolidated capital expenditures of $228.6 million. These capital expenditures include development costs of $62.0 million, renovation and expansion costs of $115.3 million and tenant costs and other operational capital expenditures of $51.3 million, and
    •
    funded investments in unconsolidated entities of $24.3 million of which $15.6 million was used to fund new developments, redevelopments, and other capital expenditures.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to shareholders necessary to maintain our REIT qualification for 2004 and on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

    •
    excess cash generated from operating performance and working capital reserves,
    •
    borrowings on the Credit Facility,
    •
    additional secured or unsecured debt financing, or
    •
    additional equity raised in the public or private markets.

            Financing and Debt

            Unsecured Financing

            On January 20, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 4.21%. The first tranche is $300.0 million at a fixed interest rate of 3.75% due January 30, 2009 and the second tranche is $200.0 million at a fixed interest rate of 4.90% due January 30, 2014. We received net proceeds of $383.4 million and we exchanged our $113.1 million Floating Rate Mandatory Extension Notes ("MAXES") with the holder. The MAXES were due November 15, 2014 and bore interest at LIBOR plus 80 basis points. The exchange of the MAXES for the notes instruments did not result in a significant modification of the terms in the debt arrangement. We used $277.0 million of the net proceeds to reduce borrowings on the Credit Facility, to unencumber one Property, and the remaining portion was used for general working capital purposes. On June 11, 2004, we completed an exchange offer in which notes registered under the Securities Act of 1933 were exchanged for the Rule 144A notes. The exchange notes and the Rule 144A notes have the same economic terms and conditions.

            Concurrent with the issuance of the Rule 144A notes, we entered into a five-year variable rate $300.0 million notional amount swap agreement to effectively convert the $300.0 million tranche to floating rate debt at an effective rate of six-month LIBOR. We completed this swap agreement, as our amount of variable rate indebtedness as a percent of our total outstanding was lower than our desired range.

            On January 15, 2004, we paid off $150.0 million of 6.75% unsecured notes that matured on that date with borrowings from the Credit Facility. On February 9, 2004, we paid off $300.0 million of 6.75% unsecured notes that matured on that date with borrowings from the Credit Facility.

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

            On March 31, 2004, we secured a $86.0 million variable rate mortgage, at LIBOR plus 95 basis points, to permanently fund a portion of the Gateway Shopping Center acquisition. The mortgage has an initial maturity date of March 31, 2005 with three, one-year extensions available at our option.

            On April 27, 2004, we secured a $96.0 million fixed rate mortgage at 5.17% to permanently fund a portion of the Montgomery Mall purchase of additional ownership interest. The mortgage has an anticipated maturity date of May 11, 2014.

            On May 19, 2004, we secured a $260.0 million mortgage to permanently fund a portion of the Plaza Carolina Mall acquisition. The mortgage consists of two fixed-rate tranches and three variable-rate tranches. The fixed-rate components total $100 million at a blended rate of 5.10% and have a maturity date of May 9, 2009. The $160.0 million variable-rate components bear interest at LIBOR plus 90 basis points and have an initial maturity of May 9, 2006 with three, one-year, extensions available at our option. The initial weighted average all-in interest rate was approximately 3.2%.

            On June 15, 2004, we refinanced a pool of seven cross-collateralized mortgages totaling $219.4 million with a $220.0 million variable-rate term loan. The original mortgages would have matured on December 15, 2004 and had an effective interest rate of 6.20% including the effect of an interest rate protection agreement on $48.1 million of variable-rate debt. The collateralized term loan bore interest at Libor plus 80 basis points. On June 30, 2004, we refinanced the term loan with individually secured fixed-rate mortgages on six of the seven original mortgages totaling $290.0 million. The mortgages have a maturity date of July 1, 2014 and have a weighted average interest rate of 5.90%. One of the Properties was unencumbered as part of this refinancing.

            Summary of Financing

            Our consolidated debt, after giving effect to outstanding derivative instruments, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of June 30, 2004	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2003	Effective Weighted Average Interest Rate
Fixed Rate	$8,996,304	6.52%	$8,499,750	6.71%
Variable Rate	2,055,076	2.26%	1,766,638	2.61%

	$11,051,380	5.72%	$10,266,388	6.00%

            As of June 30, 2004, we had interest rate cap protection agreements on $256.9 million of consolidated variable rate debt. We had interest rate protection agreements effectively converting variable rate debt to fixed rate debt on $48.1 million of consolidated variable rate debt. In addition, we hold €150 million of notional amount fixed rate swap agreements that have a weighted average pay rate of 2.12% and a weighted average receive rate of 2.08% at June 30, 2004. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average pay rate of 1.78% and a weighted average receive rate of 3.72% at June 30, 2004. As of June 30, 2004, the net effect of these agreements effectively converted $140.6 million of fixed rate debt to variable rate debt. As of December 31, 2003, the net effect of these agreements effectively converted $237.0 million of fixed rate debt to variable rate debt.

        Contractual Obligations and Off-Balance Sheet Arrangements.    There have been no material changes in our outstanding capital expenditure commitments since December 31, 2003, as previously disclosed in our 2003 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of June 30, 2004 for the remainder of 2004 and subsequent years thereafter (dollars in thousands):

	2004	2005 – 2006	2007 – 2009	After 2009	Total
Long Term Debt
Consolidated (1)	$482,815	$2,657,155	$4,027,866	$3,885,065	$11,052,901

Pro rata share of Long Term Debt:
Consolidated (2)	$480,338	$2,640,037	$3,941,496	$3,783,027	$10,844,898
Joint Ventures (2)	42,604	1,008,541	689,343	988,452	2,728,940

Total Pro Rata Share of Long Term Debt	$522,942	$3,648,578	$4,630,839	$4,771,479	$13,573,838

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps of ($1,521).
(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

            We expect to meet our 2004 debt maturities through refinancings, the issuance of new debt securities or borrowings on the Credit Facility. We also expect to have the ability and financial resources to meet all future long-term obligations. Specific financing decisions will be made based upon market rates, property values, and our desired capital structure at the maturity date of each transaction.

            Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of June 30, 2004, we have guaranteed or have provided letters of credit to support $57.8 million of our total $2.7 billion share of joint venture mortgage and other indebtedness presented in the table above.

            Acquisitions and Dispositions

            Acquisitions.    The acquisition of high quality individual properties or portfolios of properties are an integral component of our growth strategies. During the first six months of 2004, we acquired two Properties consisting of one regional mall and one community center. In addition, we purchased additional ownership interests in two regional malls and one community center.

            On June 21, 2004, we announced that we had signed a definitive agreement to acquire all of the outstanding common stock of Chelsea Property Group, Inc. ("Chelsea") and its operating partnership subsidiary in a transaction valued at approximately $3.5 billion. Under the terms of the agreement we will pay consideration of approximately $66.00 per share for each share of Chelsea's common stock in the form of $36.00 in cash, a fractional share of our common stock, and a fractional share of a new issue of our convertible preferred stock. Chelsea unit holders will receive 100% of their consideration in equity, split between Units and convertible preferred units of the Operating Partnership. The consideration will be adjusted if the average closing price per share of Simon Property's stock during a specified period prior to the closing date of the merger is greater than $58.75 or less than $43.43. If approved by vote of the Chelsea shareholders, we expect to fund the cash portion of the transaction on an interim basis with a $1.8 billion acquisition facility.

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

            Dispositions.    As part of our strategic plan to own quality retail real estate we continue to pursue the sale of Properties, under the right circumstances, that no longer meet our strategic criteria. During the first six-months of 2004 we disposed of two non-core Properties that no longer meet our strategic criteria. These Properties consisted of one regional mall and one community center. If we sell any Properties that are classified as held for use, their sale prices may differ from their carrying value. We do not believe the sale of these assets will have a material impact on our future results of operations or cash flows and their removal from service and sale will not materially affect our ongoing operations.

            Development Activity

            New Developments.    The following describes our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of June 30, 2004 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost		Our Share of Construction in Progress		Estimated Opening Date
Under construction
Clay Terrace	Carmel, IN	570,000	$100.3	$50.2		$30.1		4th Quarter 2004
St. Johns Town Center	Jacksonville, FL	1,500,000	125.9	107.1	(b)	52.8	(b)	1st Quarter 2005
Wolf Ranch	Georgetown, TX	670,000	62.4	62.4		33.7		3rd Quarter 2005
Coconut Point	Bonita Springs, FL	1,200,000	178.2	89.1		22.9		(c)4th Quarter 2005
Firewheel Center	Garland, TX	785,000	97.8	97.8		32.0		4th Quarter 2005

  (a)
  Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).
  (b)
  Due to our preference in the joint venture partnership, we are contributing 85% of the project costs.
  (c)
  The estimated opening date represents Phase I only. Phase II estimated opening date is 3rd quarter 2006.

            We expect to fund these capital projects with either available cash flow from operations, borrowings from the Credit Facility, or project specific construction loans. We expect total 2004 new development costs during the year to be approximately $250 million.

            Strategic Expansions and Renovations.    The following describes our significant renovation and/or expansion projects currently under construction, the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of June 30, 2004 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction
Forum Shops at Caesars	Las Vegas, NV	175,000	$139.0	$139.0	$102.4	4th Quarter 2004
Aurora Mall	Aurora, CO	1,000,000	44.6	44.6	4.3	3rd Quarter 2006

  (a)
  Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

            We expect to fund these capital projects with either available cash flow from operations and borrowings from the Credit Facility. We have other renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $325 million on expansion and renovation activities in 2004.

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

            The agreements for the Operating Partnership's 36.0% interest in European Retail Enterprises, B.V. ("ERE") are structured to require us to acquire an additional 24.7% ownership interest over time. The future commitments to purchase shares from three of the existing shareholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitment is approximately $55 million to purchase shares of stock of ERE, assuming that the three existing shareholders exercise their rights under put options. We expect these purchases to be made from 2006-2008.

            The carrying amount of our total equity method investments as of June 30, 2004 in European subsidiaries net of the related cumulative translation adjustment was $298.6 million, including subordinated debt in ERE. Currently a total of 8 developments are under construction that will add approximately 5.8 million square feet of GLA for a total net cost to the joint ventures of approximately €635 million, of which our share is approximately €166 million.

            Distributions and Stock Repurchase Program

            The Board of Directors declared and we paid a common stock dividend of $0.65 per share in the second quarter of 2004. We are required to pay a minimum level of dividends to maintain our status as a REIT. Our dividends and limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future dividends and the distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT.

            On May 5, 2004, the Board of Directors authorized a common stock repurchase program under which we may purchase up to $250 million of our common stock over the next twelve months as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. As of June 30, 2004, no shares had been repurchased under this program.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Funds From Operations	$267,260	$245,363	$520,257	$470,305

Increase in FFO from prior period	8.9%	17.0%	10.6%	18.9%

Reconciliation of Net Income to Funds From Operations:
Net Income	$78,545	$65,975	$134,732	$136,797
Plus:
Limited partners' interest in the Operating Partnership and Preferred distributions of the Operating Partnership	25,101	17,847	44,581	39,343
Depreciation and amortization from consolidated properties and discontinued operations	143,547	125,852	279,798	247,929
Our share of depreciation and amortization from unconsolidated entities	42,140	37,829	83,632	72,502
Loss /(Gain) on sales of real estate and discontinued operations	(11,816)	17,010	1,593	12,735
Tax provision related to gain on sale	4,415	—	4,415	—
Less:
Minority interest portion of depreciation and amortization	(1,938)	(632)	(3,019)	(1,966)
Preferred distributions and dividends	(12,734)	(18,518)	(25,475)	(37,035)

Funds From Operations	$267,260	$245,363	$520,257	$470,305

FFO allocable to Simon Property	$208,557	$186,422	$403,160	$355,025

Diluted net income per share to diluted FFO per share reconciliation:
Diluted earnings per common share	$.34	$.26	$.58	$.56
Plus: Depreciation and amortization from consolidated entities, net of minority interest portion, and our share of depreciation and amortization from unconsolidated entities	.70	.65	1.36	1.27
Plus: Loss (gain) on sales of real estate and discontinued operations	(.04)	.07	.01	.05
Plus: Tax provision related to gain on sale	.02	—	.02	—
Less: Impact of additional dilutive securities	(.01)	(.02)	—	(.03)

Diluted FFO per common share	$1.01	$.96	$1.97	$1.85

Retail Climate and Tenant Bankruptcies

            Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing vacant spaces resulting from tenant terminations. Pressures which affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth, and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from store closings or bankruptcies. We lost approximately 436,000 square feet of mall shop tenants during the first six months of 2004. We expect 2004 to be similar to 2003 in terms of square feet lost to bankruptcies.

            The geographical diversity of our Portfolio mitigates some of the risk of an economic downturn. In addition, the diversity of our tenant mix also is important because no single retailer represents either more than 1.8% of total GLA or more than 4.4% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. We have demonstrated an ability to successfully retenant anchor and in line store locations during soft economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, we cannot assure you that we will successfully execute our releasing strategy.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

            Sensitivity Analysis.    A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission for the year ended December 31, 2003. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2003.

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

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

            Item 1. Legal Proceedings—

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the Operating Partnership and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant in connection with the sale by Teachers. On August 12, 2002, the court granted in part and denied in part motions for partial summary judgment filed by the parties.

            Trial on all of the equitable claims in this matter began June 2, 2003. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that certain entities and individuals breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased from Teachers in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. The court further held that we must disgorge all "net profits" that we received as a result of our ownership interest in the Mall from October 1999 to the present. The court appointed a Special Master to, among other things, calculate "net profits," and, on May 3, 2004, the Special Master issued a memorandum order regarding "net profits." On May 27, 2004, the court affirmed the "net profits" memorandum order ("Net Profits Order"). On June 24, 2004, the court issued an order on a motion for ancillary relief filed by Triple Five ("Ancillary Relief Order"). The Ancillary Relief Order, among other things, found that it was appropriate that we indemnify Triple Five for any "expenses, losses or claims arising out of or connected to Triple Five's purchase of the Operating Partnership's interest in the Mall, in particular claims made by any Simon entity, any Teachers entity, and/or any Mall lender."

            On June 4, 2004, GMAC Commercial Mortgage Corporation, in its capacity as servicer for the Trustee for registered certificate holders of Mall of America Capital Company LLC Miscellaneous Pass-Through Certificates ("MOA Mortgage Lender"), commenced an action in the District Court for the State of Minnesota seeking to enjoin Triple Five's purchase of our one-half partnership interest, alleging that the MOA Mortgage Lender has the right to consent to the purchase. Without waiving any of their respective rights, the parties, including Simon Property and Triple Five, have agreed to extend the date by which the purchase must occur to August 7, 2004, to allow time for the MOA Mortgage Lender to grant or withhold its consent to Triple Five's purchase of our interest.

            We disagree with many aspects of the Order, the Ancillary Relief Order and the Net Profits Order. We have appealed the Order to the United States Court of Appeals for the Eighth Circuit. Briefing on the appeal is complete and we are awaiting a date for oral argument. The Eighth Circuit has denied our motion to stay pertinent provisions of the Order pending appeal. We have also appealed the Ancillary Relief Order and the Net Profits Order to the Eighth Circuit. It is not, however, possible to provide an assurance of the ultimate outcome of the litigation.

            As a result of the Order, we initially recorded a $6.0 million loss in 2003. In the first quarter of 2004, as a result of the May 3, 2004 memorandum issued by the Special Master, which has now been affirmed by the court, we recorded an additional loss of $13.5 million that is included in "(Loss) gain on sales of assets and other, net" in the accompanying statements of operations and comprehensive income. We have ceased recording any contribution to either net income or Funds from Operations ("FFO") from the results of operations of Mall of America since September 1, 2003.

            Item 2. Changes in Securities and Use of Proceeds

            During the first six months of 2004, we issued 3,485,104 shares of common stock to forty-two limited partners in exchange for an equal number of units. The issuance of the shares of common stock was made pursuant to the terms of the Partnership Agreement of the Operating Partnership and was exempt from registration under the Securities Act of 1933 as amended, in reliance upon Section 4(2) as a private offering. We subsequently registered the resale of the shares of common stock under the Securities Act.

            Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2004	—	N/A	N/A	$250,000,000
May 1 — May 31, 2004	—	N/A	N/A	$250,000,000
June 1 — June 30, 2004	—	N/A	N/A	$250,000,000

Total	—	N/A	N/A

(1)
On May 5, 2004, the Board of Directors authorized a one-year common stock repurchase program. The program was publicly announced on May 6, 2004. Under the program, we may purchase up to $250 million of our common stock as market conditions warrant. We may repurchase shares in the open market or in privately negotiated transactions.

            Item 4. Submissions of Matters to a Vote of Security Holders

            The annual meeting of stockholders of Simon Property was held on May 5, 2004. The matters submitted to the stockholders for a vote included (a) the election of 7 directors to Simon Property's Board of Directors; (b) ratification of auditors; and (c) consideration of a stockholder proposal.

            The following table sets forth the results of voting on these matters:

Matter:	Number of Votes FOR	Number of Votes WITHHELD	Number of Abstentions/Broker-Non Votes
Election of Directors:
Birch Bayh	185,818,372	1,906,428	—
Melvyn E. Bergstein	186,039,565	1,685,235	—
Linda Walker Bynoe	185,202,118	2,522,682	—
Karen N. Horn	186,042,155	1,682,645	—
G. William Miller	184,574,795	3,150,005	—
J. Albert Smith, Jr.	183,263,548	2,989,896	—
Pieter S. van den Berg	185,282,022	2,442,778	—
Ratification of Ernst & Young LLP	174,158,208	4,424,021	897,733
Stockholder Proposal	64,917,760	94,537,773	20,024,434

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

            Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

2	Agreement and Plan of Merger, dated as of June 20, 2004, by and among Simon Property Group, Inc., Simon Property Group, L.P., Simon Acquisition I, LLC, Simon Acquisitions II, LLC, Chelsea Property Group, Inc., and CPG Partners, L.P. (incorporated by reference to Exhibit 99.2 to Simon Property's Current Report on Form 8-K filed June 22, 2004.)
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

  Two reports on Form 8-K was filed during the current period.

  On May 6, 2004 under Item 9 — Regulation FD Disclosure, Simon Property reported that it made available additional ownership and operational information concerning Simon Property, Simon Property Group, L.P., and the properties owned or managed as of March 31, 2004, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing. In addition, under Item 12 — Results of Operation and Financial Condition, Simon Property reported that, on May 6, 2004, Simon Property issued a press release containing information on earnings as of March 31, 2004 and other matters. A copy of the press release was included as an exhibit to the filing.

  On June 20, 2004 under Item 5 — Other Events, Simon Property announced that it and Chelsea Property Group ("Chelsea") had entered into a definitive Agreement and Plan of Merger, dated as of June 20, 2004, by and among Simon Property, The Operating Partnership, Simon Acquisition I, LLC, Simon Acquisitions II, LLC, Chelsea and CPG Partners, L.P., which provides for, among other things, the acquisition of Chelsea by Simon Property. The companies also reported on the structure and funding of the merger as well as the management strategy for the combined companies.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
/s/ Stephen E. Sterrett Stephen E. Sterrett, Executive Vice President and Chief Financial Officer
Date: August 3, 2004

QuickLinks

Part I — Financial Information
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES