Form 10-K
period 2004-12-31
SIMON PROPERTY GROUP INC /DE/
filed 2005-03-16
CIK 1063761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

SIMON PROPERTY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	001-14469 (Commission File No.)	04-6268599 (I.R.S. Employer Identification No.)

115 West Washington Street, Suite 15 East
Indianapolis, Indiana 46204
(Address of principal executive offices) (ZIP Code)

(317) 636-1600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.0001 par value	New York Stock Exchange
8.75% Series F Cumulative Redeemable Preferred Stock, $.0001 par value	New York Stock Exchange
7.89% Series G Cumulative Step-Up Premium Rate Preferred Stock, $.0001 par value	New York Stock Exchange
6% Series I Convertible Perpetual Preferred Stock, $.0001 par value	New York Stock Exchange
8 3/8% Series J Cumulative Redeemable Preferred Stock, $.0001 par value	New York Stock Exchange

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

            The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $10,229 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2004.

            As of February 28, 2005, Simon Property Group, Inc. had 223,149,753, 8,000 and 4,000 shares of common stock, Class B common stock and Class C common stock outstanding, respectively.

Documents Incorporated By Reference

            Portions of the Registrant's Annual Report to Stockholders are incorporated by reference into Parts I, II and IV; and portions of the Registrant's Proxy Statement in connection with its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III.

Simon Property Group, Inc. and Subsidiaries
Annual Report on Form 10-K
December 31, 2004

Part I

Item 1. Business

  Background

            Simon Property Group, Inc. ("Simon Property") is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust ("REIT"). Simon Property Group, L.P. (the "Operating Partnership") is our majority-owned partnership subsidiary that owns all but one of our real estate properties. In this report, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership and their subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls, Premium Outlet® centers and community shopping centers. As of December 31, 2004, we owned or held an interest in 297 income-producing properties in the United States, which consisted of 172 regional malls, 71 community shopping centers, 31 Premium Outlet centers and 23 other properties in 40 states plus Puerto Rico (collectively, the "Properties", and individually, a "Property"). Our other Properties include retail space, office space, and/or hotel components. In addition, we also own interests in twelve parcels of land held in the United States for future development (together with the Properties, the "Portfolio"). Finally, we have ownership interests in 51 European shopping centers (located in France, Italy, Poland and Portugal); four Premium Outlet centers in Japan; one Premium Outlet center in Mexico; and one shopping center in Canada.

            The Operating Partnership's wholly-owned subsidiary, M.S. Management Associates, Inc. (the "Management Company") provides leasing, management, and development services to most of the Properties. In addition, insurance subsidiaries of the Management Company insure: the self-insured retention portion of our general liability program; the deductible associated with our workers' compensation programs; and provide reinsurance for the primary layer of general liability coverage to our third party maintenance providers while performing services under contract with us. Third party insurers provide coverage above the insurance subsidiaries' limits.

  Mergers and Acquisitions

            Mergers and acquisitions have been a significant component of the growth and development of our business. In 2004, we completed a series of acquisitions that added to our overall Portfolio:

  •
  On February 5, 2004 we purchased a 95% interest in Gateway Shopping Center in Austin, Texas for approximately $107.0 million.

  •
  On April 1, 2004, we increased our ownership interest in Mall of Georgia Crossing from 50% to 100% for approximately $26.3 million, including the assumption of $16.5 million of debt.

  •
  On April 27, 2004, we increased our ownership interest in Bangor Mall and Montgomery Mall to approximately 67.6% and 54.4%, respectively, for approximately $67.0 million, including the assumption of our $16.8 million share of debt.

  •
  On May 4, 2004, we purchased a 100% interest in Plaza Carolina in San Juan, Puerto Rico for approximately $309.0 million.

  •
  On October 14, 2004 we completed our acquisition of Chelsea Property Group, Inc. (Chelsea). The acquisition included 32 Premium Outlets in the United States, 4 Premium Outlets in Japan, 3 community centers, 21 other retail centers, and its development portfolio. The purchase price was approximately $5.2 billion including the assumption of our $1.5 billion share of debt.

  •
  On November 19, 2004 we increased our ownership interest in Lehigh Valley, located in Whitehall, Pennsylvania, to 37.6% for approximately $42.3 million, including the assumption of our $25.9 million share of debt.

  •
  Finally, on December 15, 2004, we increased our ownership interest in Woodland Hills, located in Tulsa, Oklahoma, to approximately 94.5% for approximately $119.5 million, including the assumption of our $39.7 million share of debt.

  Dispositions

            As part of our strategic plan to own quality retail real estate, we continually evaluate our properties and sell those which no longer meet our strategic criteria. We may use the capital generated from these dispositions to invest in higher-quality, higher-growth properties. We believe that the sale of these non-core Properties will not have a material impact on our future results of operations or cash flows nor will their sale materially affect our ongoing operations. Generally, any earnings dilution from the sales on our results of operations from these dispositions will be offset by the positive impact of our acquisitions and development and redevelopment activities.

            During 2004, we sold five non-core Properties, consisting of three regional malls, one community center and one Premium Outlet. The Properties and their dates of sale were:

•	Hutchinson Mall on June 15, 2004	•	Santa Fe Premium Outlets on December 28, 2004
•	Bridgeview Court on July 22, 2004	•	Heritage Park Mall on December 29, 2004
•	Woodville Mall on September 1, 2004

            In addition, on April 7, 2004, we sold a joint venture interest in a hotel property held by the Management Company. On April 8, 2004, we sold our joint venture interest in Yards Plaza, in Chicago, Illinois, and on August 6, 2004, we completed the court ordered sale of our joint venture interest in Mall of America, in Minneapolis, Minnesota (see Item 3).

            The sales of these properties did not result in any significant gain or loss.

Operating Policies and Strategies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

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

            We cannot assure you that we will achieve our business objectives.

            We develop and acquire properties to generate both current income and long-term appreciation in value. We do not limit the amount or percentage of assets that may be invested in any particular property or type of property or in any geographic area. We may purchase or lease properties for long-term investment or develop, redevelop, and/or sell our Properties, in whole or in part, when circumstances warrant. We participate with other entities in property ownership, through joint ventures or other types of co-ownership. These equity investments may be subject to existing mortgage financing and other indebtedness that have priority over our equity interest.

            While we emphasize equity real estate investments, we may, at our discretion, invest in mortgages and other real estate interests consistent with our qualification as a REIT under the Internal Revenue Code ("Code"). We do not currently intend to invest to a significant extent in mortgages or deeds of trust, however, we hold an interest in one Property through a mortgage note which results in us receiving 100% of the economics of the Property. We may invest in participating or convertible mortgages if we conclude that we may benefit from the cash flow or any appreciation in the value of the property.

            We may also invest in securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification under the Code. These REIT limitations mean that we cannot make an investment that would cause our real estate assets to be less than 75% of our total assets. In addition, at least 75% of our gross income must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REIT's and, in certain circumstances, interest from certain types of temporary investments. At least 95% of our income must be derived from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

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

            If the Board of Directors determines to seek additional capital, we may raise such capital through additional equity offerings, debt financing, creation of joint ventures with existing ownership interests in Properties, retention of cash flows or a combination of these methods. Our ability to retain cash flows is subject to Code provisions requiring REITs to distribute a certain percentage of their taxable income. We must also take into account taxes that would be imposed on undistributed taxable income. If the Board of Directors determines to raise additional equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. The Board of Directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. This may include issuing stock in exchange for property. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock which may be convertible into common stock. Existing stockholders will have no preemptive right to purchase shares in any subsequent offering of our securities. Any such offering could dilute a stockholder's investment in us.

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
  issuance of shares of common stock;
  •
  issuance of shares of preferred stock;
  •
  issuance of additional units of limited partnership interest in the Operating Partnership;
  •
  issuance of preferred units of the Operating Partnership;
  •
  issuance of other securities; or
  •
  sale or exchange of ownership interests in Properties.

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

            Typically, we invest in or form special purpose entities only to obtain permanent financing for Properties on attractive terms. Permanent financing for Properties is typically structured as a mortgage loan on one or a group of Properties in favor of an institutional third party or as a joint venture with a third party or as a securitized financing. For securitized financings, we are required to create special purpose entities to own the Properties. These special purpose entities are structured so that they would not be consolidated with us in the event we would ever become subject to a bankruptcy proceeding. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated Properties as part of our consolidated indebtedness.

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and the Board of Directors (the Board), as well as written charters for each of the standing Committees of the Board of Directors. In addition, we have a Code of Business Conduct and Ethics which applies to all of our officers, directors, and employees. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards for New York Stock Exchange companies and cannot be affiliated with the Simon and DeBartolo families. Any transaction between us and the Simons or the DeBartolos, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of non-affiliated directors.

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

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with the REIT requirements of the Code, unless the Board of Directors determines that it is no longer in our best interests to qualify as a REIT. The Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer shares of our capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. We may engage in such activities in the future. We may issue shares of our common stock to holders of units of limited partnership interest in the Operating Partnership in future periods upon exercise of such holders' rights under the Operating Partnership agreement. We may also repurchase shares of our common stock subject to Board approval. We have not made loans to persons, including our officers and directors. It is our policy to not make any loans to our directors and executive officers for any purpose and all loans previously made to current executive officers have been repaid in full. We may make loans to the Management Company and to joint ventures in which we participate.

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
  •
  negotiating leases that allow us to recover from our tenants the majority of our property operating, real estate tax, repairs and maintenance, and advertising and promotion expenditures; and
  •
  executing leases that provide for percentage or overage rents and/or regular or periodic fixed contractual increases in base rents.

            Management.    We draw upon our expertise gained through management of a geographically diverse Portfolio, nationally recognized as comprising high quality retail and other Properties. In doing so, we seek to maximize cash flow through a combination of:

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

            We manage substantially all our Properties held as joint venture Properties and as a result we derive revenues from management fees and other services.

            Other Revenues.    Due to our size, tenant and vendor relationships, we also generate revenues from other sources, including:

  •
  Simon Brand Venture ("Simon Brand") obtains revenues from establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances. Simon Brand revenues include payment services, national media contracts, a national beverage contract and other contracts with national companies as well as the sale of bank-issued gift cards under the Simon brand.
  •
  Simon Business Network ("Simon Business") revenues are derived from the offering of products and property operating services, resulting from its relationships with vendors, to our tenants and others. These services include such items as waste handling, facility services, and energy services, as well as major capital expenditures such as roofing, parking lots and energy systems.

            We also generate other revenues through the sale or lease of land adjacent to our Properties commonly referred to as "outlots" or "outparcels."

            International Expansion.    Our investments in Europe, Japan, Mexico, and Canada are currently conducted through joint ventures. In Europe, we have investments in partnerships with LaRinacante/Auchan and Argo/Peabody (known as Gallerie Commercialai Italia ("GCI") and European Retail Enterprises, B.V. ("ERE")). In Japan, our investments are in partnerships with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). Our Mexico investment is a joint venture with Sordo Madaleno y Asociados. We account for our European and international joint venture activities under the equity method of accounting as defined by accounting policies generally accepted in the United States.

            We believe that the expertise we have gained through the development, leasing, management, and marketing of our domestic Properties can be utilized in retail properties abroad. There are risks inherent in international operations that may be beyond our control including:

  •
  changes in foreign currency exchange rates;
  •
  declines in economic conditions abroad;
  •
  changes in foreign political environments; and
  •
  changes in applicable laws and regulations in the United States that affect foreign operations.

  Competition

            We consider our principal competitors to be seven other major United States or internationally publicly-held companies that own or operate regional malls, outlet centers, and other shopping centers in the United States and abroad. We also compete with many commercial developers, real estate companies and other owners of retail real estate that operate in our trade areas. Some of our Properties are of the same type and are within the same market area as other competitive properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage. In addition, our Properties compete against non-physical based forms of retailing such as catalog companies and e-commerce websites that offer retail products.

            We believe that our Portfolio is the largest, as measured by gross leasable area ("GLA"), of any publicly-traded retail REIT. In addition, we own or have an interest in more regional malls than any other publicly-traded REIT. We believe that we have a competitive advantage in the retail real estate business as a result of:

  •
  the size, quality and diversity of our Properties;
  •
  our management and operational expertise;
  •
  our extensive experience and relationships with retailers and lenders;
  •
  our mall marketing initiatives and consumer focused strategic corporate alliances; including those developed by Simon Brand and Simon Business; and
  •
  our ability to use our size to reduce the total occupancy cost of our tenants.

            Our size reduces our dependence upon individual retail tenants. Approximately 3,800 different retailers occupy more than 24,400 stores in our Properties and no retail tenant represents more than 4.0% of our Properties' total minimum rents.

  Environmental Matters

            General Compliance.    We believe that the Portfolio is in compliance, in all material respects, with all Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances. Nearly all of the Portfolio have been subjected to Phase I or similar environmental audits (which generally involve only a review of records and visual inspection of the property without soil sampling or ground water analysis) by independent environmental consultants. Phase I environmental audits are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our results of operations. We cannot assure you that:

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

            Mold Management.    From time to time, during normal maintenance activities, increased levels of moisture may be found in building materials and mechanical systems. When this occurs, the source of the moisture (typically, due to a plumbing system malfunction or weather related damage) is corrected and the impact to building operations is assessed. When active mold growth is reasonably suspected or identified, the services of environmental professionals are utilized to evaluate and address the situation appropriately.

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

            Properties to be Developed or Acquired.    Land held for mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties. In certain instances, such residues or debris could be or could contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire properties, we typically conduct environmental due diligence consistent with acceptable industry standards.

Certain Activities

            During the past three years, we have:

  •
  issued 14,336,846 shares of common stock upon the conversion of Series A and B preferred stock;
  •
  issued 19,375 shares of common stock in lieu of preferred dividends on Series A preferred stock;
  •
  issued 7,248,369 shares of common stock upon the conversion of common units of limited partnership interest in the Operating Partnership;
  •
  issued 803,341 shares of common stock upon the conversion of preferred units of limited partnership interest in the Operating Partnership;
  •
  issued 725,367 restricted shares of common stock, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan;
  •
  issued 1,798,396 shares of common stock upon exercise of stock options under The Simon Property Group 1998 Stock Incentive Plan;
  •
  issued 9,000,000 shares of common stock in a public offering;
  •
  purchased and retired 93,000 shares of common stock;
  •
  purchased 317,300 shares of common stock in the open market;
  •
  issued 12,978,795 shares of common stock in the Chelsea acquisition;
  •
  issued 3,328,540 shares of Series H preferred stock in 2003 and repurchased 3,250,528 shares in 2003 and 78,012 shares in 2004;
  •
  issued 1,156,039 shares of Series D preferred stock in 2004 upon the conversion of Series D preferred units and repurchased 1,156,039 shares of Series D preferred stock in 2004;
  •
  redeemed all of the 1,000,000 shares of Series E preferred stock;
  •
  issued 13,261,712 shares of Series I preferred stock in the Chelsea acquisition;
  •
  issued 376,307 shares of Series I preferred stock upon the conversion of Series I preferred units;
  •
  issued 796,948 shares of Series J preferred stock in the Chelsea acquisition;
  •
  borrowed a maximum amount of $743.0 million under our $1.25 billion unsecured revolving credit facility; the outstanding amount of borrowings under this facility as of December 31, 2004 was $425.0 million;
  •
  as a co-borrower with the Operating Partnership, borrowed a maximum of $1.8 billion under an unsecured acquisition facility in connection with the Chelsea acquisition;
  •
  as a co-borrower with the Operating Partnership, borrowed a maximum of $600 million under a $600 million 12-month acquisition credit facility taken out in connection with the Rodamco acquisition; the outstanding balance of this acquisition credit facility was paid off during the third quarter of 2002;

  •
  not made loans to other entities or persons, including our officers and directors, other than to the Management Company and certain officers to pay income taxes due upon the vesting of restricted stock; all loans previously made to current executive officers have been repaid in full and our Code of Conduct prohibits us from making any further loans to officers and directors;
  •
  not invested in the securities of other issuers for the purpose of exercising control, other than the Operating Partnership, certain wholly-owned subsidiaries and to acquire interests in real estate and, our 2003 withdrawn tender offer for Taubman Centers, Inc.;
  •
  not underwritten securities of other issuers;
  •
  not engaged in the purchase and sale or turnover of investments; and
  •
  provided annual reports containing financial statements certified by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

  Employees

            At February 25, 2005 we and our affiliates employed approximately 4,610 persons at various properties and offices throughout the United States, of which approximately 1,590 were part-time. Approximately 916 of these employees were located at our corporate headquarters in Indianapolis, IN and 151 were located at the Chelsea offices in Roseland, NJ.

  Corporate Headquarters

            Our corporate headquarters are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636-1600.

  Available information

            Our Internet website address is www.simon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the About Simon /Investor Relations section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

  Executive Officers of the Registrant

            The following table sets forth certain information with respect to the executive officers of Simon Property as of December 31, 2004.

Name	Age	Position
Melvin Simon (1)	78	Co-Chairman
Herbert Simon (1)	70	Co-Chairman
David Simon (1)	43	Chief Executive Officer
Richard S. Sokolov	55	President and Chief Operating Officer
Hans C. Mautner	67	Chairman, Simon Global Limited and President, International Division
Gary L. Lewis	46	Executive Vice President — Leasing
Stephen E. Sterrett	49	Executive Vice President and Chief Financial Officer
J. Scott Mumphrey	53	Executive Vice President — Property Management
John Rulli	48	Executive Vice President — Chief Operating Officer — Operating Properties
James M. Barkley	53	General Counsel; Secretary
Andrew A. Juster	52	Senior Vice President and Treasurer

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

            Mr. Lewis is the Executive Vice President — Leasing of Simon Property. Mr. Lewis joined Melvin Simon & Associates, Inc. ("MSA") in 1986 and held various positions with MSA and Simon Property prior to becoming Executive Vice President in charge of Leasing of Simon Property in 2002.

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

            Mr. Rulli serves as Simon Property's Executive Vice President — Chief Operating Officer — Operating Properties and previously served as Executive Vice President and Chief Administrative Officer. He joined MSA in 1988 and held various positions with MSA before becoming Simon Property's Executive Vice President in 1993 and Chief Administrative Officer in 2000. In December 2003, he was appointed to Executive Vice President — Chief Operating Officer — Operating Properties.

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

Item 2. Properties

  United States Properties

            Our Properties primarily consist of regional malls, Premium Outlets, community shopping centers, and other properties. Our Properties contain an aggregate of approximately 203 million square feet of GLA, of which we own approximately 121.7 million square feet ("Owned GLA"). Total estimated retail sales at the Properties in 2004 were approximately $48 billion.

            Regional malls generally contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. Our 172 regional malls range in size from approximately 200,000 to 2.6 million square feet of GLA, with all but four regional malls over 400,000 square feet. Our regional malls contain in the aggregate more than 18,300 occupied stores, including approximately 700 anchors, which are mostly national retailers. Our regional mall totals include certain life-style centers when the center contains a traditional department store anchor.

            Community shopping centers are generally unenclosed and smaller than regional malls. Our 71 community shopping centers generally range in size from approximately 50,000 to 950,000 square feet of GLA. Community shopping centers generally are of three types. First, we own "power centers" that are designed to serve a larger trade area and contain at least two anchors, and usually as many as 5 to 7 other tenants, that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. Second, we own traditional community centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we also own open air centers adjacent to our regional malls designed to take advantage of the drawing power of the mall. Our community center totals also include life-style centers when the center does not contain a traditional department store anchor.

            Premium Outlets generally contain a wide variety of retailers located in open-air manufacturer's outlet centers. Our 31 Premium Outlets range in size from approximately 75,000 to 840,000 square feet of GLA. The Premium Outlets are generally located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, and Dallas; or within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu.

            We also have interests in 23 other Properties, which are comprised of retail and office Properties. The other Properties range in size from approximately 60,000 to 819,000 square feet of GLA. Two of these Properties contain primarily office space. The combined office and other Properties total less than 3.5% of our total GLA and no more than 2% of our total operating income before depreciation.

            The following table provides data as of December 31, 2004:

	Regional Malls	Premium Outlets®	Community Centers	Other
% of total annualized base rent	80.0%	10.5%	5.5%	4.0%
% of total GLA	81.6%	5.7%	9.3%	3.4%
% of Owned GLA	73.9%	9.5%	11.1%	5.5%

            As of December 31, 2004, approximately 92.7% of the Mall and Freestanding Owned GLA in regional malls and the retail space of the other Properties was leased, approximately 99.3% of Owned GLA in the Premium Outlets was leased and approximately 91.9% of Owned GLA in the community shopping centers was leased.

            We own 100% of 210 of our 297 Properties, control 20 Properties in which we have a joint venture interest, and hold the remaining 67 Properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 288 of our Properties. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions at any time, which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

            The following property table summarizes certain data on our regional malls, Premium Outlets, and community centers located in the United States.

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
	REGIONAL MALLS
1.	Alton Square	IL	Alton (St. Louis)	Fee	100.0%		Acquired 1993	69.9%	426,315	212,897		639,212	Sears, JCPenney, Famous-Barr
2.	Anderson Mall	SC	Anderson (Greenville)	Fee	100.0%		Built 1972	87.3%	404,394	212,667		617,061	JCPenney, Belk Ladies & Children, Belk Men's, Home Store
3.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	82.7%	229,011	213,381		442,392	Belk, JCPenney, Sears
4.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	93.5%	191,395	310,546	(19)	501,941	Marshalls, Home Depot, Linens-N-Things, Filene's Basement
5.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1	% (4)	Acquired 1999	97.8%	—	206,591		206,591	Border Books & Music, Cheesecake Factory, Tiffany
6.	Auburn Mall	MA	Auburn (Boston)	Fee	49.1	% (4)	Acquired 1999	95.8%	417,620	174,366		591,986	Filene's, Filene's Home Store, Sears
7.	Aurora Mall	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	79.8%	611,637	418,551		1,030,188	JCPenney, Foley's, Foley's Mens & Home, Sears, Dillard's (6)
8.	Aventura Mall (5)	FL	Miami Beach	Fee	33.3	% (4)	Built 1983	98.1%	1,242,098	662,423		1,904,521	Macy's, Sears, Bloomingdales, JCPenney, Burdines-Macy's
9.	Avenues, The	FL	Jacksonville	Fee	25.0	% (4) (2)	Built 1990	95.3%	754,956	362,554		1,117,510	Belk, Dillard's, JCPenney, Parisian, Sears
10.	Bangor Mall	ME	Bangor	Fee	66.4	% (15)	Acquired 2003	87.5%	416,582	236,753		653,335	Dick's Sporting Goods, JCPenney, Hannafords, Filene's, Sears
11.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	99.6%	922,266	507,906		1,430,172	Dillard's Womens & Home, Dillard's Mens & Children, Foley's, Sears, Nordstrom, JCPenney
12.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	98.5%	770,111	423,399		1,193,510	Dillard's Women, Dillard's Mens, Children & Home, Famous-Barr, Sears, JCPenney, Steve & Barry's
13.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	96.6%	447,508	268,378		715,886	Younkers, Elder-Beerman, Kohl's, ShopKo
14.	Biltmore Square	NC	Asheville	Fee	100.0%		Built 1989	73.5%	242,576	251,285		493,861	Belk, Dillard's, Proffitt's
15.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	100.0%	338,567	328,698		667,265	Hecht's, Sears, Barnes & Noble, Bed Bath & Beyond, Best Buy
16.	Boynton Beach Mall	FL	Boynton Beach (W. Palm Beach)	Fee	100.0%		Built 1985	94.6%	883,720	299,843		1,183,563	Burdines-Macy's, Sears, Dillard's Mens & Home, Dillard's Women, JCPenney
17.	Brea Mall	CA	Brea (Orange County)	Fee	100.0%		Acquired 1998	98.5%	874,802	442,557		1,317,359	Macy's, JCPenney, Robinson-May, Nordstrom, Sears
18.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	95.6%	427,730	189,388		617,118	Dillard's, JCPenney, Sears
19.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	96.4%	467,626	301,415		769,041	Macy's, JCPenney, Barnes & Noble
20.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	99.0%	836,236	410,439		1,246,675	Macy's, Lord & Taylor, Filene's, Sears
21.	Cape Cod Mall	MA	Hyannis (Barnstable — Yarmouth)	Ground Leases (2009-2073) (7)	49.1	% (4)	Acquired 1999	100.0%	420,199	303,966		724,165	Macy's, Filene's, Marshalls, Sears, Best Buy, Barnes & Noble
22.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	96.0%	1,105,913	363,264		1,469,177	Dick's Sporting Goods, L.S. Ayres, Lazarus-Macy's, JCPenney, Sears, Von Maur

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
23.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	85.3%	831,439	454,993	(19)	1,286,432	Steve & Barry's, Dick's Sporting Goods, JCPenney, Kaufmann's, Sears, Kaufmann's Furniture Galleries
24.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	100.0%	381,153	191,236		572,389	Belk Womens & Children, Belk Mens & Home, JCPenney, Sears
25.	Chautauqua Mall	NY	Lakewood (Jamestown)	Fee	100.0%		Built 1971	91.5%	213,320	218,646		431,966	Sears, JCPenney, The Bon Ton, Office Max
26.	Cheltenham Square	PA	Philadelphia	Fee	100.0%		Built 1981	92.3%	368,266	271,394		639,660	Burlington Coat Factory, Home Depot, Value City, Shop Rite
27.	Chesapeake Square	VA	Chesapeake (Norfolk-VA Beach)	Fee and Ground Lease (2062)	75.0	% (12)	Built 1989	96.3%	537,279	271,291		808,570	Dillard's Women, Dillard's Mens, Children & Home, JCPenney, Sears, Hecht's, Target
28.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2005) (7)	100.0%		Built 1974	95.8%	793,716	399,387		1,193,103	Dillard's Womens & Furniture, Dillard's Mens, Children & Home, JCPenney, Foley's, Sears
29.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7	% (4)	Built 1995	85.2%	350,000	441,037 (19)		791,037	Nordstrom, Parisian
30.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	93.8%	356,887	235,197		592,084	Sears, L.S. Ayres, Target, Dick's Sporting Goods (6), Linens-N-Things (6), Pier One (6)
31.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	96.4%	408,052	333,727		741,779	Sears, JCPenney, Bon-Macy's, Bon-Macy's Mens & Children, Toys ‘R Us
32.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	95.3%	104,332	1,108,133	(19)	1,212,465	Nieman Marcus, Barney's (6)
33.	Coral Square	FL	Coral Springs (Miami-Ft. Lauderdale)	Fee	97.2%		Built 1984	96.2%	648,144	296,873		945,017	Dillard's, JCPenney, Sears, Burdines-Macy's Mens, Children & Home, Burdines-Macy's Women
34.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	89.3%	437,477	395,875		833,352	Parisian, Dillard's Men, Dillard's Women, Best Buy, Bed, Bath & Beyond, Cost Plus World Market, Ross Dress for Less (6)
35.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	91.5%	631,556	410,124		1,041,680	Dillard's, Foley's, JCPenney, Mervyn's, Sears
36.	Crossroads Mall	NE	Omaha	Fee	100.0%		Acquired 1994	78.9%	609,669	248,841		858,510	Dillard's, Sears, Younkers, Target (6)
37.	Crystal Mall	CT	Waterford (New London-Norwich)	Fee	74.6	% (4)	Acquired 1998	94.9%	442,311	351,515		793,826	Macy's, Filene's, JC Penney, Sears
38.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	89.5%	302,495	121,847		424,342	JCPenney, Sears, Belk, Kmart
39.	Dadeland Mall	FL	N. Miami Beach	Fee	50.0	% (4)	Acquired 1997	97.7%	1,132,072	335,565		1,467,637	Saks Fifth Avenue, Nordstrom, JCPenney, Burdines-Macy's, Burdines-Macy's Children & Home, The Limited/Express
40.	DeSoto Square	FL	Bradenton (Sarasota-Bradenton)	Fee	100.0%		Built 1973	92.1%	435,467	254,786		690,253	JCPenney, Sears, Dillard's, Burdines-Macy's
41.	Eastland Mall	IN	Evansville	Fee	50.0	% (4)	Acquired 1998	95.3%	532,955	365,956		898,911	JCPenney, Famous Barr, Lazarus-Macy's

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
42.	Eastland Mall	OK	Tulsa	Fee	100.0%		Built 1986	53.6%	435,843	264,841		700,684	Dillard's, Mervyn's, Mickey's, Buyer's Bargains, (8)
43.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	93.0%	742,667	299,622		1,042,289	Dillard's, JCPenney, Sears, Burdines-Macy's Mens, Children & Home, Burdines-Macy's Women
44.	Emerald Square	MA	North Attleboro (Providence — Fall River)	Fee	49.1	% (4)	Acquired 1999	98.0%	647,372	374,011		1,021,383	Filene's, Filene's Home Store, JCPenney, Sears, Filene's Mens Store (6)
45.	Empire Mall (5)	SD	Sioux Falls	Fee and Ground Lease (2013) (7)	50.0	% (4)	Acquired 1998	88.2%	497,341	551,245		1,048,586	JCPenney, Younkers, Sears, Richman Gordman, Marshall Field's
46.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	99.4%	472,729	518,046	(19)	990,775	Macy's, Nordstrom
47.	Fashion Mall at Keystone, The	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	96.8%	249,721	398,403	(19)	648,124	Parisian, Saks Fifth Avenue, Crate & Barrel (6)
48.	Fashion Valley Mall	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	97.6%	1,053,305	654,697		1,708,002	JCPenney, Macy's, Neiman-Marcus, Nordstrom, Robinsons-May, Saks Fifth Avenue
49.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	97.6%	1,232,416	615,508		1,847,924	Dillard's, JCPenney, Lord & Taylor (16), Saks Fifth Avenue, Sears, Burdines-Macy's, Nordstrom
50.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	83.1%	327,260	173,393		500,653	JCPenney, Kohl's, Younkers, Sears
51.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	97.9%	—	635,741		635,741
52.	Galleria, The	TX	Houston	Fee	31.5	% (4)	Acquired 2002	92.6%	1,300,466	1,102,436		2,402,902	University Club, Neiman Marcus, Lord & Taylor (16), Macy's, Saks Fifth Avenue, Nordstrom, Foley's
53.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0	% (4)	Acquired 1998	93.7%	500,809	546,249		1,047,058	JCPenney, Sears, Boscov's, Kohls
54.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	85.4%	879,300	422,727		1,302,027	Dillard's Men, Dillard's Women, Kaufmann's, JCPenney, Sears
55.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2009) (7)	49.1	% (4)	Acquired 1999	93.4%	132,634	298,703	(19)	431,337	Marshalls, T.J. Maxx ‘N More, Best Buy
56.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	95.2%	909,928	414,737		1,324,665	JCPenney, Lazarus-Macy's, L.S. Ayres, Sears, Von Maur, Dick's Sporting Goods
57.	Gulf View Square	FL	Port Richey (Tampa-St. Pete)	Fee	100.0%		Built 1980	95.6%	461,852	292,059		753,911	Sears, Dillard's, JCPenney, Burdines-Macy's, Best Buy, Linens-N-Things
58.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	50.0	% (4)	Acquired 1998	86.3%	843,609	434,067		1,277,676	Parisian, Rich's-Macy's, JCPenney, Sears, (8)
59.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017) (7)	100.0%		Acquired 1998	95.8%	902,400	330,255		1,232,655	Rich's-Macy's, Sears, Dillard's, JCPenney, Belk
60.	Highland Mall (5)	TX	Austin	Fee and Ground Lease (2070)	50.0	% (4)	Acquired 1998	90.2%	732,000	359,671		1,091,671	Dillard's Women & Home, Dillard's Mens & Children, Foley's, JCPenney
61.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	98.8%	499,284	521,445		1,020,729	Dillard's, Sears, The Jones Store Co.
62.	Indian River Mall	FL	Vero Beach	Fee	50.0	% (4)	Built 1996	86.8%	445,552	302,456		748,008	Sears, JCPenney, Dillard's, Burdines-Macy's

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
63.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	96.0%	751,704	378,284		1,129,988	Dillard's, Dillard's Home Center, Foley's, JCPenney, Sears, Bealls
64.	Irving Mall	TX	Irving (Dallas-Ft. Worth)	Fee	100.0%		Built 1971	97.4%	722,049	408,688		1,130,737	Foley's, Dillard's, Mervyn's, Sears, Circuit City, Burlington Coat Factory (6)
65.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	97.2%	310,095	276,709		586,804	Macy's, Sears, H&M
66.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	83.0%	597,028	383,830		980,858	Dillard's, JCPenney, Proffitt's, Sears, The Rush
67.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	98.3%	776,397	426,765		1,203,162	JCPenney, Foley's Home Store, Foley's, Dillard's, Sears, Bealls, Joe Brand
68.	Lafayette Square	IN	Indianapolis	Fee	100.0%		Built 1968	87.1%	937,223	270,158		1,207,381	L.S. Ayres, Sears, Burlington Coat Factory, Steve & Barry's, (8)
69.	Laguna Hills Mall	CA	Laguna Hills (Orange County)	Fee	100.0%		Acquired 1997	98.5%	536,500	330,736		867,236	Macy's, JCPenney, Sears
70.	Lake Square Mall	FL	Leesburg (Orlando)	Fee	50.0	% (4)	Acquired 1998	84.2%	296,037	264,777		560,814	JCPenney, Sears, Belk, Target
71.	Lakeline Mall	TX	Austin	Fee	100.0%		Built 1995	92.2%	745,179	355,463		1,100,642	Dillard's, Foley's, Sears, JCPenney, Mervyn's
72.	Lehigh Valley Mall	PA	Whitehall (Allentown — Bethlehem)	Fee	37.6	% (4) (15)	Acquired 2003	94.4%	564,353	494,641	(19)	1,058,994	JCPenney, Macy's, Strawbridge's
73.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	92.3%	821,356	663,328		1,484,684	Neiman Marcus, Rich's-Macy's, Bloomingdale's
74.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	97.9%	498,000	359,075		857,075	Marshalls, The Sports Authority, Target, Bed, Bath & Beyond, Kohl's, Shop Rite, Best Buy, Staples
75.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	92.1%	541,861	204,014		745,875	Elder-Beerman, Sears, Lazarus- Macy's, JCPenney
76.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	96.9%	220,830	200,632		421,462	Kohl's, Carson Pirie Scott
77.	Lindale Mall (5)	IA	Cedar Rapids	Fee	50.0	% (4)	Acquired 1998	86.7%	305,563	386,975		692,538	Von Maur, Sears, Younkers, (8)
78.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	97.1%	616,128	363,898		980,026	Macy's, Sears, Lord & Taylor
79.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	82.5%	402,843	209,983		612,826	Dillard's, Dillard's Men, JCPenney, Sears, Beall's
80.	Mall at Chestnut Hill, The	MA	Newton (Boston)	Lease (2039) (9)	47.2	% (4)	Acquired 2002	97.5%	297,253	180,946		478,199	Bloomingdale's, Filene's
81.	Mall at Rockingham Park	NH	Salem (Boston)	Fee	24.6	% (4)	Acquired 1999	99.1%	638,111	382,046		1,020,157	Macy's, Filene's, JCPenney, Sears
82.	Mall of Georgia	GA	Mill Creek (Atlanta)	Fee	50.0	% (4)	Built 1999	92.5%	1,069,590	715,774		1,785,364	JCPenney, Dick's Sporting Goods, Nordstrom, Dillard's, Lord & Taylor (16), Rich's-Macy's, Barnes & Noble, Haverty's Furniture
83.	Mall of New Hampshire	NH	Manchester (Boston)	Fee	49.1	% (4)	Acquired 1999	97.8%	444,889	362,010		806,899	JCPenney, Filene's, Sears, Best Buy, A.C. Moore (6)
84.	Maplewood Mall	MN	Minneapolis	Fee	100.0%		Acquired 2002	96.5%	588,822	339,302		928,124	Sears, Marshall Field's, Kohl's, Barnes & Noble, JCPenney (6)
85.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	94.4%	273,094	142,149		415,243	Lazarus-Macy's, Sears, Target

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
86.	McCain Mall	AR	N. Little Rock	Fee and Ground Lease (2032) (10)	100.0%		Built 1973	97.5%	554,156	222,340		776,496	Sears, Dillard's, JCPenney, M.M. Cohn
87.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	88.4%	471,173	258,729		729,902	Dillard's Mens, Children & Home, Dillard's Women, JCPenney, Burdines-Macy's, Dick's Sporting Goods (6), Circuit City (6)
88.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	94.5%	527,591	755,332	(19)	1,282,923	Macy's Women, Macy's Men, Macy's Children & Home, Nordstrom, Barnes & Noble
89.	Mesa Mall (5)	CO	Grand Junction	Fee	50.0	% (4)	Acquired 1998	86.2%	425,817	440,141		865,958	Sears, Herberger's, JCPenney, Target, Mervyn's
90.	Metrocenter	AZ	Phoenix	Fee	50.0	% (4) (18)	Acquired 1998	90.3%	876,027	515,946		1,391,973	Macy's, Dillard's, Robinsons-May, JCPenney, Sears
91.	Miami International Mall	FL	South Miami	Fee	47.8	% (4)	Built 1982	95.0%	783,308	293,366		1,076,674	Sears, Dillard's, JCPenney, Burdines-Macy's Mens & Home, Burdines-Macy's Women & Children
92.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	92.6%	339,113	278,980		618,093	Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Beall's, Ross Dress for Less
93.	Miller Hill Mall	MN	Duluth	Ground Lease (2008)	100.0%		Built 1973	96.5%	429,508	379,651		809,159	JCPenney, Sears, Younkers, Barnes & Noble, DSW
94.	Montgomery Mall	PA	Montgomeryville (Philadelphia)	Fee	53.5	% (15)	Acquired 2003	91.9%	684,855	435,540		1,120,395	JCPenney, Macy's, Sears, Strawbridge's
95.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	99.5%	435,756	214,360		650,116	JCPenney, L.S. Ayres, Sears, Elder Beerman
96.	Nanuet Mall	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	90.5%	583,711	332,903		916,614	Macy's, Boscov's, Sears
97.	North East Mall	TX	Hurst (Dallas-Ft. Worth)	Fee	100.0%		Built 1971	97.3%	1,194,589	467,610		1,662,199	Saks Fifth Avenue, Nordstrom, Dillard's, JCPenney, Sears, Foley's
98.	Northfield Square Mall	IL	Bourbonnais (Chicago)	Fee	31.6	% (12)	Built 1990	75.0%	310,994	247,535		558,529	Sears, JC Penney, Carson Pirie Scott Womens, Carson Pierie Scott Mens, Children & Home
99.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	94.1%	688,391	297,324		985,715	Nordstrom, JCPenney, Gottschalks, Bon-Macy's, Toys ‘R Us
100.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	96.2%	665,745	297,027		962,772	Parisian, Rich's-Macy's, Sears, JCPenney
101.	NorthPark Mall	IA	Davenport	Fee	50.0	% (4)	Acquired 1998	84.7%	651,533	425,218		1,076,751	Von Maur, Younkers, Dillard's, JCPenney, Sears
102.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1	% (4)	Acquired 1999	91.2%	989,277	697,782		1,687,059	Macy's, Filene's, JCPenney, Lord & Taylor, Sears, Filene's Basement
103.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	96.7%	472,969	223,816		696,785	Famous Barr, JCPenney, Sears
104.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	97.9%	535,000	318,098	(19)	853,098	Dillard's, Goldsmith's-Macy's, Dillard's Mens,
105.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	91.6%	616,443	276,126		892,569	Macy's, Boscov's, JCPenney, Sears
106.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	96.1%	534,180	389,232		923,412	Dillard's, JCPenney, Sears, Belk

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
107.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	98.2%	773,295	436,343		1,209,638	JCPenney, Marshall Field's, Sears, Carson Pirie Scott
108.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	63.2%	(15)	Acquired 2003	89.9%	762,558	503,488	(19)	1,266,046	J.C. Penney, Sears, Strawbridge's, Macy's
109.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	94.4%	387,378	166,851		554,229	JCPenney, Sears, Belk, Burdines-Macy's
110.	Palm Beach Mall	FL	West Palm Beach	Fee	100.0%		Built 1967	96.0%	749,288	334,919		1,084,207	Dillard's, JCPenney, Sears, Burdines-Macy's, Borders, DSW
111.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	98.2%	588,137	443,798		1,031,935	Foley's, JCPenney, Dillard's Womens, Dillard's Mens, Children & Home
112.	Pheasant Lane Mall	NH	Nashua (Boston)	(14)		(14)	Acquired 2002	98.2%	675,759	313,478		989,237	Macy's, Filene's, JC Penney, Sears, Target
113.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	87.5%	472,385	346,801		819,186	Parisian, Saks Fifth Avenue, Nordstrom (6)
114.	Plaza & Court at King of Prussia, The	PA	King of Prussia (Philadelphia)	Fee	12.4%	(4) (15)	Acquired 2003	96.8%	1,545,812	1,074,658	(19)	2,620,470	Macy's, Bloomingdale's, J.C. Penney, Sears, Strawbridge's, Nordstrom, Neiman Marcus, Lord & Taylor
115.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		2004	94.4%	504,796	608,089	(19)	1,112,885	JCPenney, Pueblo Xtra, Sears
116.	Port Charlotte Town Center	FL	Port Charlotte (Punta Gorda)	Ground Lease (2064)	80.0%	(12)	Built 1989	87.4%	458,554	321,871		780,425	Dillard's, JCPenney, Beall's, Sears, Burdines-Macy's, DSW
117.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025) (7)	100.0%		Built 1972	91.2%	644,124	178,697		822,821	Dillard's, JCPenney, Foley's, Sears
118.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	38.0%	(4) (15)	Acquired 2003	94.9%	686,760	415,230		1,101,990	JCPenney, Lord & Taylor, Macy's, Sears
119.	Raleigh Springs Mall	TN	Memphis	Fee and Ground Lease (2018) (7)	100.0%		Built 1971	77.1%	691,230	226,323		917,553	Sears, (8)
120.	Richardson Square Mall	TX	Richardson (Dallas-Ft. Worth)	Fee	100.0%		Built 1977	80.2%	471,436	284,000		755,436	Dillard's, Sears, Super Target, Ross Dress for Less, Barnes & Noble
121.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	97.5%	685,251	331,752		1,017,003	Sears, JCPenney, Kaufmann's, Barnes & Noble, Steve & Barry's (6)
122.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	96.2%	834,588	545,236	(19)	1,379,824	Sears, JCPenney, Carson Pirie Scott, Marshall Field's
123.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	93.0%	786,626	462,881		1,249,507	Macy's, Lord & Taylor, JCPenney, Sears
124.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	75.5%	596,984	292,917		889,901	Sears, Dillard's, Foley's, JC Penney
125.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	96.7%	1,430,425	759,516		2,189,941	Macy's, Bloomingdale's, JCPenney, Nordstrom, Bloomingdale's Furniture, Dick's Sporting Goods
126.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	93.9%	827,015	406,764		1,233,779	Lazarus-Macy's, JCPenney, Sears, Kaufmann's, Media Play, DSW Shoe Warehouse
127.	Rushmore Mall (5)	SD	Rapid City	Fee	50.0%	(4)	Acquired 1998	90.8%	470,660	364,948		835,608	JCPenney, Sears, Herberger's, Hobby Lobby, Target
128.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	94.0%	428,258	269,950		698,208	Macy's, Mervyn's, Sears
129.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0%	(4) (2)	Built 1995	87.3%	768,798	384,803		1,153,601	McRae's, Burdine's-Macy's, Dillard's, Sears, JCPenney

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
130.	Shops at Mission Viejo Mall, The	CA	Mission Viejo (Orange County)	Fee	100.0%		Built 1979	100.0%	677,215	472,409		1,149,624	Macy's, Saks Fifth Avenue, Robinsons-May, Nordstrom
131.	Shops at Sunset Place, The	FL	Miami	Fee	37.5	% (4) (2)	Built 1999	87.8%	—	514,974		514,974	Niketown, Barnes & Noble, Gameworks, Virgin Megastore, Z Gallerie, LA Fitness
132.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4)	Acquired 1995	93.0%	902,595	455,084		1,357,679	Macy's, Sears, JCPenney, H&M
133.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1	% (4)	Acquired 1999	96.2%	538,843	371,338		910,181	Filene's, Sears, JCPenney, Linens-N-Things
134.	Source, The	NY	Westbury (New York)	Fee	25.5	% (4) (2)	Built 1997	92.1%	210,798	516,283		727,081	Fortunoff, Off 5th-Saks Fifth Avenue, Nordstrom Rack, Circuit City, David's Bridal (6)
135.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	83.0%	655,987	457,939		1,113,926	Sears, Kaufmann's, Lazarus-Macy's, Barnes & Noble (6)
136.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	96.3%	847,603	615,019		1,462,622	Macy's, Filene's, Lord & Taylor, Sears
137.	Southern Hills Mall (5)	IA	Sioux City	Fee	50.0	% (4)	Acquired 1998	83.0%	372,937	431,254		804,191	Younkers, Sears, Sheel's Sporting Goods, JCPenney, Barnes & Noble
138.	Southern Park Mall	OH	Boardman (Youngstown)	Fee	100.0%		Built 1970	95.1%	811,858	386,481		1,198,339	Dillard's, JCPenney, Sears, Kaufmann's
139.	Southgate Mall	AZ	Yuma	Fee	100.0%		Acquired 1988	97.2%	252,264	68,850		321,114	Sears, Albertson's, (8)
140.	Southpark Mall	IL	Moline (Davenport — Moline)	Fee	50.0	% (4)	Acquired 1998	84.8%	578,056	447,879		1,025,935	JCPenney, Younkers, Sears, Von Maur, Dillard's
141.	SouthPark Mall	NC	Charlotte	Fee & Ground Lease (2040) (11)	100.0%		Acquired 2002	94.1%	964,742	456,171		1,420,913	Nordstrom, Hecht's, Belk, Dillard's, Dick's Sporting Goods, Neiman Marcus (6), Joseph Beth Booksellers (6)
142.	SouthRidge Mall (5)	IA	Des Moines	Fee	50.0	% (4)	Acquired 1998	65.9%	497,806	504,332		1,002,138	Sears, Younkers, JCPenney, Target, (8)
143.	Square One Mall	MA	Saugus (Boston)	Fee	49.1	% (4)	Acquired 1999	98.2%	540,101	324,558		864,659	Filene's, Sears, Best Buy, T.J. Maxx N More, Filene's Basement, Gold's Gym, Best Buy, Dick's Sporting Goods (6)
144.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	94.8%	631,602	353,951		985,553	Sears, JCPenney, Kohl's, Hecht's, Hecht's Home Store, Dick Sporting Goods
145.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquried 2003	95.5%	849,153	530,563	(19)	1,379,716	Macy's, Neiman Marcus, Nordstrom, Bloomingdales, Macy's Men's Store
146.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	94.4%	432,936	331,302		764,238	Dillard's Women & Children, Dillard's Mens & Home, Kaufmann's
147.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	90.9%	575,837	342,052		917,889	Mervyn's, Sears, Dillard's Women & Children, Dillard's Mens & Home, Foley's
148.	Tacoma Mall	WA	Tacoma	Fee	100.0%		Acquired 1987	95.7%	924,045	415,754		1,339,799	Nordstrom, Sears, JCPenney, Bon-Macy's, Mervyn's, Davids Bridal

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
149.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	96.7%	537,790	322,291	860,081	L.S. Ayres, Dick's Sporting Goods, JCPenney, Sears, Kohl's, H.H. Gregg
150.	Town Center at Boca Raton	FL	Boca Raton (W. Palm Beach)	Fee	100.0%		Acquired 1998	99.6%	1,067,197	493,062	1,560,259	Saks Fifth Avenue, Nordstrom, Bloomingdale's, Sears, Burdines-Macy's, Neiman Marcus (6)
151.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	50.0	% (4)	Acquired 1998	93.2%	851,346	422,138	1,273,484	Rich's-Macy's, Parisian, Sears, JCPenney, Rich's-Macy's Furniture
152.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	93.7%	779,490	389,676	1,169,166	Dillard's, JCPenney, Sears, Von Maur, Steve & Barry's
153.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	83.8%	619,269	335,778	955,047	Dillard's Women & Home, Dillard's Mens & Children, Sears, JCPenney, Dick's Sporting Goods
154.	Treasure Coast Square	FL	Jensen Beach (Ft. Pierce)	Fee	100.0%		Built 1987	92.7%	511,372	357,982	869,354	Dillard's, Sears, JCPenney, Burdines-Macy's, Borders
155.	Trolley Square	UT	Salt Lake City	Fee	90.0%		Acquired 1986	83.1%	—	225,735	225,735
156.	Tyrone Square	FL	St. Petersburg (Tampa-St. Pete)	Fee	100.0%		Built 1972	92.6%	748,269	376,337	1,124,606	Dillard's, JCPenney, Sears, Burdines-Macy's, Borders
157.	University Mall	AR	Little Rock	Ground Lease (2026)	100.0%		Built 1967	98.0%	369,015	153,009	522,024	JCPenney, M.M. Cohn, (8)
158.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	85.1%	478,449	230,542	708,991	JCPenney, Sears, McRae's
159.	University Park Mall	IN	Mishawaka (South Bend)	Fee	60.0%		Built 1979	98.0%	622,508	320,014	942,522	L.S. Ayres, JCPenney, Sears, Marshall Field's
160.	Upper Valley Mall	OH	Springfield (Dayton — Springfield)	Fee	100.0%		Built 1971	90.1%	479,418	263,246	742,664	Lazarus-Macy's, JCPenney, Sears, Elder-Beerman
161.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	78.5%	389,781	265,109	654,890	Dillard's, Mervyn's, Sears, JCPenney, Marshalls
162.	Valley Mall	VA	Harrisonburg	Fee	50.0	% (4)	Acquired 1998	89.6%	191,343	179,631	370,974	JCPenney, Belk, Peebles, Target (6)
163.	Virginia Center Commons	VA	Glen Allen (Richmond)	Fee	100.0%		Built 1991	94.6%	506,639	280,577	787,216	Dillard's Women, Dillard's Mens, Children & Home, Hecht's, JCPenney, Sears
164.	Walt Whitman Mall	NY	Huntington Station (New York)	Ground Lease (2012)	100.0%		Acquired 1998	97.1%	742,214	292,494	1,034,708	Macy's, Lord & Taylor, Bloomingdale's, Saks Fifth Avenue
165.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	81.6%	616,109	307,462	923,571	L.S. Ayres, Dick's Sporting Goods, Target, Sears, Burlington Coat Factory
166.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	83.0%	716,811	303,464	1,020,275	Dillard's, JCPenney, The Jones Store Co., Sears, (8)
167.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	% (4)	Acquired 1991	94.8%	878,311	448,873	1,327,184	Parisian, Dillard's, JCPenney, Proffitt's, Sears
168.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	94.8%	349,393	477,816	827,209	Neiman Marcus, Nordstrom
169.	Westminster Mall	CA	Westminster (Orange County)	Fee	100.0%		Acquired 1998	89.7%	716,939	502,347	1,219,286	Sears, JCPenney, Robinsons-May, Macy's
170.	White Oaks Mall	IL	Springfield	Fee	77.5%		Built 1977	91.8%	724,147	361,878	1,086,025	Famous Barr, Sears, Bergner's, Linens-N-Things (6), Cost Plus World Market (6), Dick's Sporting Goods

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership	Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
171.	Wolfchase Galleria	TN	Memphis	Fee	94.5%	Acquired 2002	100.0%	761,648	506,451	1,268,099	Goldsmith's-Macy's, JC Penney, Sears, Dillard's
172.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%	Acquired 2002	95.2%	709,447	382,808	1,092,255	Foley's, JCPenney, Sears, Dillard's

	Total Regional Mall GLA							102,810,781	64,853,467	167,664,248

	PREMIUM OUTLET CENTERS
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis/St. Paul)	Fee	100.0%	Acquired 2004	96.8%	0	429,701	429,701	Banana Republic, Calvin Klein, Kenneth Cole, Gap, Old Navy, Polo Ralph Lauren, Tommy Hilfiger
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%	Acquired 2004	99.3%	0	348,549	348,549	Brooks Brothers, Calvin Klein, Cole-Haan, Crate & Barrel, Kenneth Cole, Liz Claiborne, Tommy Hilfiger.
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%	Acquired 2004	98.7%	0	300,181	300,181	Ann Taylor, Brooks Brothers, Calvin Klein, Coach, Gap, Liz Claiborne, Off 5th-Saks Fifth Avenue, Polo Ralph Lauren, Tommy Hilfiger
4.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%	Acquired 2004	100.0%	0	454,070	454,070	Banana Republic, Barneys New York, Coach, Polo Ralph Lauren, Sony, St. John, Versace
5.	Carlsbad Premium Outlets	CA	Carlsbad	Fee	100.0%	Acquired 2004	100.0%	0	287,936	287,936	Banana Republic, Calvin Klein, Cole-Haan, Gap, Guess, Polo Ralph Lauren, Reebok, Tommy Hilfiger
6.	Carolina Premium Outlets	NC	Smithfield (Raleigh-Durham-Chapel Hill)	Ground Lease (2029)	100.0%	Acquired 2004	100.0%	0	439,303	439,303	Brooks Brothers, Gap, Liz Claiborne, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger
7.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%	Built 2004	100.0%	0	437,775	437,775	Ann Taylor, Banana Republic, Calvin Klein, Coach, Diesel, Dooney & Bourke, Elie Tahari, Gap, Giorgio Armani, Kate Spade, Nike, Polo Ralph Lauren
8.	Clinton Crossing Premium Outlets	CT	Clinton (Hartford)	Fee	100.0%	Acquired 2004	100.0%	0	272,351	272,351	Barneys New York, Calvin Klein, Coach, Dooney & Bourke, Gap, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren
9.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland-Vancouver)	Fee	100.0%	Acquired 2004	100.0%	0	164,039	164,039	Adidas, Bass, Carter's, Gap, Liz Claiborne, Samsonite, Van Heusen
10.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs-Los Angeles)	Fee	100.0%	Acquired 2004	100.0%	0	498,516	498,516	Burberry, Christian Dior, Coach, Giorgio Armani, Gucci, Max Mara, Polo Ralph Lauren, Salvatore Ferragamo, Versace, Yves Saint Laurent, Zegna

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership	Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
11.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	100.0%	0	305,475	305,475	Banana Republic, Coach, Gap, Nautica, Nike, OshKosh, Polo Ralph Lauren, Tommy Hilfiger
12.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	100.0%	0	299,270	299,270	Bass, Brooks Brothers, Gap, Guess, Kenneth Cole, Liz Claiborne, Nike, Off 5th-Saks Fifth Avenue, Tommy Hilfilger
13.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	100.0%	0	577,265	577,265	Brooks Brothers, Calvin Klein, Coach, J. Crew, Hugo Boss, Nike, Polo Ralph Lauren, Sony, Timberland, Tommy Hilfiger
14.	Kittery Premium Outlets	ME	Kittery (Boston)	Ground Lease (2009)	100.0%	Acquired 2004	94.1%	0	150,564	150,564	Banana Republic, Calvin Klein, Coach, J. Crew, Polo Ralph Lauren, Reebok, Tumi
15.	Las Vegas Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	100.0%	0	434,978	434,978	A / X Armani Exchange, Calvin Klein, Coach, Dolce & Gabbana, Elie Tahari, Lacoste, Polo Ralph Lauren, Theory
16.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington DC)	Fee	100.0%	Acquired 2004	100.0%	0	463,288	463,288	Ann Taylor, Barneys New York, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren, Restoration Hardware, Williams-Sonoma
17.	Liberty Village Premium Outlets	NJ	Flemington (New York-Philadelphia)	Fee	100.0%	Acquired 2004	99.3%	0	173,645	173,645	Calvin Klein, Ellen Tracy, Jones New York, L.L. Bean, Polo Ralph Lauren, Tommy Hilfiger, Timberland, Waterford Wedgwood
18.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago)	Fee	100.0%	Acquired 2004	99.4%	0	475,806	475,806	Burberry, Coach, Crate & Barrel, Gap, Liz Claiborne, Old Navy, Polo Ralph Lauren, Tommy Hilfiger
19.	Napa Premium Outlets	CA	Napa (Napa Valley)	Fee	100.0%	Acquired 2004	100.0%	0	179,348	179,348	Banana Republic, Barneys New York, Coach, J. Crew, Jones New York, Kenneth Cole, Nautica, Tommy Hilfiger, TSE
20.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	97.7%	0	539,757	539,757	Ann Taylor, Coach, Escada, J. Crew, Liz Claiborne, Polo Ralph Lauren, Restoration Hardware, Tommy Hilfiger, Williams-Sonoma
21.	Orlando Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	0	427,743	427,743	Barneys New York, Coach, Giorgio Armani, Hugo Boss, Max Mara, Nike, Polo Ralph Lauren, Timberland
22.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	99.4%	0	391,381	391,381	Brooks Brothers, Calvin Klein, Coach, Gap, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger
23.	Patriot Plaza	VA	Williamsburg (Norfolk-VA Beach)	Fee	100.0%	Acquired 2004	100.0%	0	76,521	76,521	Plow & Hearth, WestPoint Stevens

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership	Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
24.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%	Acquired 2004	93.2%	0	195,837	195,837		Brooks Brothers, Coach, Gap, Guess, Jones New York, Liz Claiborne, Off 5th-Saks Fifth Avenue
25.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonsville)	Fee	100.0%	Acquired 2004	98.4%	0	329,003	329,003		Banana Republic, Brooks Brothers, Coach, Gap, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama, Tommy Hilfiger
26.	The Crossings Premium Outlets	PA	Tannersville	Fee	100.0%	Acquired 2004	97.9%	0	411,391	411,391		Ann Taylor, Banana Republic, Coach, Liz Claiborne, Polo Ralph Lauren, Reebok, Tommy Hilfiger
27.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%	Acquired 2004	100.0%	0	447,512	447,512		Ann Taylor, Burberry, Coach, Gap, Liz Claiborne, Nike, Polo Ralph Lauren, Restoration Hardware
28.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%	Acquired 2004	100.0%	0	209,846	209,846		Adidas, A / X Armani Exchange, Banana Republic, Barneys New York, Coach, Guess, Max Mara, Polo Ralph Lauren
29.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	100.0%	0	391,519	391,519		Ann Taylor, Brooks Brothers, Calvin Klein, Coach, Gap, J. Crew, Jones New York, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger
30.	Woodbury Common Premium Outlets	NY	Central Valley (New York City)	Fee	100.0%	Acquired 2004	100.0%	0	844,179	844,179		Banana Republic, Brooks Brothers, Coach, Giorgio Armani, Gucci, Neiman Marcus Last Call, Polo Ralph Lauren, Salvatore Ferragamo, Zegna
31.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	100.0%	0	600,621	600,621		Barneys New York, Burberry, Hugo Boss, Kenneth Cole, Nike, Polo, Ralph Lauren, Sony, Versace

	Total Premium Outlet Center GLA							0	11,557,370	11,557,370

	COMMUNITY SHOPPING CENTERS
1.	Arboretum, The	TX	Austin	Fee	100.0%	Acquired 1998	92.8%	35,773	169,253	205,026		Barnes & Noble
2.	Bloomingdale Court	IL	Bloomingdale	Fee	100.0%	Built 1987	97.8%	436,255	165,120	601,375		Best Buy, T.J. Maxx N More, Village Bloomingdale Theatre, Office Max, Old Navy, Linens-N-Things, Wal-Mart, Circuit City, Dress Barn, Jo-Ann Fabrics (6)
3.	Boardman Plaza	OH	Youngstown	Fee	100.0%	Built 1951	81.3%	366,992	266,744	633,736		Hobby Lobby, Alltel, Linens-N-Things, Burlington Coat Factory, Giant Eagle, (8)
4.	Brightwood Plaza	IN	Indianapolis	Fee	100.0%	Built 1965	100.0%	—	38,493	38,493		Preston Safeway
5.	Celina Plaza	TX	El Paso	Fee and Ground Lease (2005) (11)	100.0%	Built 1978	100.0%	—	8,695	8,695	(8)

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
6.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794	—	71,794	Regal Cinema, (8)
7.	Chesapeake Center	VA	Chesapeake	Fee	100.0%		Built 1989	70.5%	213,609	92,284	305,893	K-Mart, SM Newco, Movies 10, (8)
8.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0	% (4)	Built 2004	84.4%	161,281	280,464	441,745	Dick's Sporting Goods, Wild Oats, DSW Shoe Warehouse and Circuit City Superstore
9.	Cobblestone Court	NY	Victor	Fee and Ground Lease (2038) (7)	35.0	% (4) (13)	Built 1993	98.8%	206,680	58,819	265,499	Dick's Sporting Goods, Kmart, Office Max
10.	Countryside Plaza	IL	Countryside	Fee and Ground Lease (2058) (7)	100.0%		Built 1977	70.1%	290,216	137,472	427,688	Best Buy, Old Country Buffet, Burlington Coat, Home Depot, (8)
11.	Crystal Court	IL	Crystal Lake	Fee	35.0	% (4) (13)	Built 1989	85.6%	201,993	76,978	278,971	Cub Foods, Wal-Mart, SM Newco
12.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	100.0%	—	115,288	115,288	Fashion Bug, Food Lion
13.	DeKalb Plaza	PA	King of Prussia	Fee	50.3	% (15)	Acquired 2003	96.2%	81,368	20,345	101,713	Lane Home Furnishings, ACME
14.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0	% (4)	Acquired 1998	88.4%	48,940	126,699	175,639	Marshalls, Toys "R" Us, Bed Bath & Beyond, David's Bridal
15.	Eastland Plaza	OK	Tulsa	Fee	100.0%		Built 1986	88.4%	152,451	33,695	186,146	Marshalls, Target, Toys "R" Us
16.	Empire East (5)	SD	Sioux Falls	Fee	50.0	% (4)	Acquired 1998	89.2%	253,388	48,580	301,968	Kohl's, Target
17.	Fairfax Court	VA	Fairfax	Fee	26.3	% (4) (13)	Built 1992	100.0%	169,043	80,614	249,657	Burlington Coat Factory, Circuit City Superstore, Offenbacher's, (8)
18.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	98.2%	325,170	100,588	425,758	Kohl's, Marshalls, Media Play, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed, Bath & Beyond, Petco
19.	Gaitway Plaza	FL	Ocala	Fee	23.3	% (4) (13)	Built 1989	89.4%	123,027	93,361	216,388	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed, Bath & Beyond
20.	Gateway Shopping Center	TX	Austin	Fee	95.0%		2004	98.9%	396,494	116,057	512,551	Regal Cinema, Star Furniture, Best Buy, Linens-N-Things, Recreational Equipment, Inc., Whole Foods, Crate & Barrel, CompUSA, The Container Store, Old Navy
21.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	142,229	21,875	164,104	Circuit City, Michael's, Handy Andy
22.	Great Northeast Plaza	PA	Philadelphia	Fee	50.0	% (4)	Acquired 1989	100.0%	237,151	57,600	294,751	Sears
23.	Greenwood Plus	IN	Greenwood	Fee	100.0%		Built 1979	100.0%	134,141	25,790	159,931	Best Buy, Kohl's
24.	Griffith Park Plaza	IN	Griffith	Ground Lease (2060)	100.0%		Built 1979	31.8%	175,595	94,073	269,668	K-Mart
25.	Grove at Lakeland Square, The	FL	Lakeland	Fee	100.0%		Built 1988	86.0%	142,317	73,274	215,591	Lakeland Square 10 Theatre, Wal-Mart, Sports Authority
26.	Henderson Square	PA	King of Prussia	Fee	76.0	% (15)	Acquired 2003	97.3%	72,683	34,661	107,344	Staples, Genuardi's Family Market
27.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	90.4%	352,277	140,799	493,076	Marshalls, Bed, Bath & Beyond, American Signature Home, Save-Rite, Ross Dress for Less, Office Max, Burlington Coat Factory, (8)
28.	Indian River Commons	FL	Vero Beach	Fee	50.0	% (4)	Built 1997	93.9%	233,358	27,510	260,868	Lowe's, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, Michael's
29.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	—	111,518	111,518

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
30.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	83.5%	—	29,140	29,140
31.	Knoxville Commons	TN	Knoxville	Fee	100.0%		Built 1987	60.4%	91,483	88,980	180,463	Office Max, Circuit City, (8)
32.	Lake Plaza	IL	Waukegan	Fee	100.0%		Built 1986	100.0%	170,789	44,673	215,462	Pic ‘N Save, Home Owners Bargain Outlet
33.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	95.7%	262,341	109,022	371,363	Marshalls, Factory Card Outlet, Linens-N-Things, Best Buy, Petco, Jo-Ann Fabrics, Ulta 3, Golf Galaxy, Value City Furniture
34.	Lakeline Plaza	TX	Austin	Fee	100.0%		Built 1998	99.2%	310,529	79,446	389,975	Linens-N-Things, T.J. Maxx, Old Navy, Best Buy, Ross Dress for Less, Office Max, PetsMart, Ulta 3, Party City, Cost Plus World Market, Toys R Us, Ultimate Electronics
35.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	94.2%	159,584	47,294	206,878	Kohl's, Hobby Lobby, Regal Cinema
36.	Lincoln Crossing	IL	O'Fallon	Fee	100.0%		Built 1990	100.0%	229,820	13,446	243,266	Wal-Mart, PetsMart
37.	Lincoln Plaza	PA	King of Prussia	Fee	63.2	% (15)	Acquired 2003	87.6%	143,649	123,582	267,231	Burlington Coat Factory, Circuit City, Lane Furniture
38.	MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	95.1%	—	145,579	145,579	Spa Health Club, Tuesday Morning
39.	Mall of Georgia Crossing	GA	Mill Creek (Atlanta)	Fee	100.0%		Built 1999	98.4%	341,503	99,109	440,612	Best Buy, American Signature, T.J. Maxx, Nordstrom Rack, Staples, Target
40.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	89.9%	49,051	41,675	90,726	Best Buy, Bed Bath & Beyond
41.	Martinsville Plaza	VA	Martinsville	Space Lease (2046)	100.0%		Built 1967	97.1%	60,000	42,105	102,105	Rose's, Food Lion
42.	Matteson Plaza	IL	Matteson	Fee	100.0%		Built 1988	43.5%	230,959	44,570	275,529	Michael's, Dominick's, Value City, (8)
43.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	100.0%	271,656	27,195	298,851	Kohl's, Shoe Carnival, T.J. Maxx, Office Max, Target
44.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	97.3%	24,912	66,736	91,648	Goody's, Jo-Ann Fabrics
45.	North Ridge Plaza	IL	Joliet	Fee	100.0%		Built 1985	98.8%	190,323	114,747	305,070	Hobby Lobby, Office Max, Fun In Motion, Minnesota Fabrics, (8)
46.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	98.5%	—	166,006	166,006	Ace Hardware, Kerr Drugs, Winn Dixie
47.	Northland Plaza	OH	Columbus	Fee and Ground Lease (2085) (7)	100.0%		Built 1988	68.2%	118,304	91,230	209,534	Hobby Lobby, Marshalls, (8)
48.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	88.4%	136,404	71,841	208,245	Cinema Grill, Target
49.	Park Plaza	KY	Hopkinsville	Fee and Ground Lease (2039) (7)	100.0%		Built 1968	95.2%	82,398	32,626	115,024	Wal-Mart (17)
50.	Plaza at Buckland Hills, The	CT	Manchester	Fee	35.0	% (4) (13)	Built 1993	88.2%	252,179	82,436	334,615	Linens-N-Things, CompUSA, Jo-Ann Fabrics, Party City, The Maytag Store, SM Newco, Toys R Us, (8)
51.	Regency Plaza	MO	St. Charles	Fee	100.0%		Built 1988	92.0%	210,627	76,846	287,473	Wal-Mart, Sam's Wholesale Club
52.	Ridgewood Court	MS	Jackson	Fee	35.0	% (4) (13)	Built 1993	100.0%	185,939	54,723	240,662	T.J. Maxx, Lifeway Christian Bookstore, Bed Bath & Beyond, Best Buy, JLPK Jackson
53.	Rockaway Convenience Center	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	131,438	103,934	235,372	Best Buy, Borders Books & Music, Linens-N-Things, Michael's, Acme

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
54.	Rockaway Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	0.0%	153,282	—	153,282	Target
55.	Royal Eagle Plaza	FL	Coral Springs (Miami-Ft. Lauderale)	Fee	35.0	% (4) (13)	Built 1989	100.0%	124,479	74,676	199,155	K Mart, Stein Mart
56.	Shops at North East Mall, The	TX	Hurst	Fee	100.0%		Built 1999	100.0%	265,595	98,989	364,584	Michael's, Office Max, PetsMart, Old Navy, Pier 1 Imports, Ulta 3, T.J. Maxx, Bed Bath & Beyond, Nordstrom Rack, Best Buy
57.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	75.0%	285,586	117,801	403,387	T.J. Maxx, Jo-Ann Fabrics, K & G Menswear, CVS, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, (8)
58.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	100.0%	98,337	2,750	101,087	Hobby Lobby, Circuit City, Pep Boys
59.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	96.3%	281,252	47,531	328,783	Marshalls, American Signature Furniture, Global Imports, Target, Bed Bath & Beyond, (8)
60.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	85,811	4,711	90,522	Best Buy, Barnes & Noble
61.	University Center	IN	Mishawaka	Fee	60.0%		Built 1980	84.7%	104,347	46,177	150,524	Michael's, Best Buy, Linens-N-Things, (8)
62.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.0	% (4) (13)	Built 1990	93.5%	430,368	112,407	542,775	Bed Bath & Beyond, Ashley Furniture, Kohl's, Regal Cinema, Wal-Mart, Marsh, (8)
63.	Wabash Village	IN	West Lafayette	Ground Lease (2063)	100.0%		Built 1970	12.2%	109,388	15,148	124,536
64.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	100.0%	21,500	28,607	50,107	Deals
65.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	99.8%	622,244	329,427	951,671	Regal Cinema, Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Old Navy, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture, L.A. Fitness
66.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	100.0%	182,161	55,622	237,783	Famous Footwear, T.J. Maxx, Toys R Us, Target
67.	West Town Corners	FL	Altamonte Springs	Fee	23.3	% (4) (13)	Built 1989	98.0%	263,782	121,455	385,237	Sports Authority, PetsMart, Winn-Dixie, American Signature Furniture, Wal-Mart
68.	Westland Park Plaza	FL	Orange Park	Fee	23.3	% (4) (13)	Built 1989	95.6%	123,548	39,606	163,154	Sports Authority, PetsMart, Burlington Coat Factory
69.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	99.6%	275,703	115,723	391,426	T.J. Maxx, Office Max, Kohl's Babies R Us, Kids R Us, Cub Foods
70.	Whitehall Mall	PA	Whitehall	Fee	38.0	% (15) (4)	Acquired 2003	97.2%	378,642	174,933	553,575	Sears, Kohl's, Bed Bath & Beyond, Weis Markets
71.	Willow Knolls Court	IL	Peoria	Fee	35.0	% (4) (13)	Built 1990	97.3%	309,440	72,937	382,377	Willow Knolls 14, Burlington Coat Factory, Kohl's, Sam's Wholesale Club

	Total Community Shopping Center GLA								12,793,578	5,872,090	18,665,668

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership	Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
	OFFICE AND OTHER PROPERTIES
1.	Crossville Outlet Center	TN	Crossville	Fee	100.0%	Acquired 2004	96.5%	0	151,256	151,256		Bass, Liz Claiborne, OshKosh, Reebok, Van Heusen, VF Outlet
2.	Factory Merchants Branson	MO	Branson	Fee	100.0%	Acquired 2004	78.7%	0	299,739	299,739		Carter's, Easy Spirit, Izod, Nautica, Pfaltzgraff, Van Heusen
3.	Factory Stores of America- Arcadia	LA	Arcadia	Fee	100.0%	Acquired 2004	94.2%	0	89,528	89,528		Bass, VF Outlet, Van Heusen
4.	Factory Stores of America- Boaz	AL	Boaz	Ground Lease (2007)	100.0%	Acquired 2004	72.8%	0	111,909	111,909		Banister Shoes, VF Outlet
5.	Factory Stores of America- Draper	UT	Draper	Fee	100.0%	Acquired 2004	91.3%	0	183,827	183,827		Dress Barn, Samsonite, VF Outlet
6.	Factory Stores of America- Georgetown	KY	Georgetown	Fee	100.0%	Acquired 2004	96.3%	0	176,615	176,615		Carolina Pottery, Dress Barn, Levi's, Van Heusen
7.	Factory Stores of America- Graceville	FL	Graceville	Fee	100.0%	Acquired 2004	98.0%	0	83,962	83,962		Factory Brand Shoes, VF Outlet, Van Heusen
8.	Factory Stores of America- Hanson	KY	Hanson	Fee	100.0%	Acquired 2004	100.0%	0	63,891	63,891		Banister Shoes, VF Outlet
9.	Factory Stores of America- Lebanon	MO	Lebanon	Fee	100.0%	Acquired 2004	92.1%	0	86,249	86,249		Dress Barn, VF Outlet, Van Heusen
10.	Factory Stores of America- Nebraska City	NE	Nebraska City	Fee	100.0%	Acquired 2004	97.4%	0	89,646	89,646		Dress Barn, VF Outlet
11.	Factory Stores of America- Story City	IA	Story City	Fee	100.0%	Acquired 2004	88.4%	0	112,405	112,405		Dress Barn Woman, Factory Brand Shoes, VF Outlet, Van Heusen
12.	Factory Stores of America- Tupelo	MS	Tupelo	Fee	100.0%	Acquired 2004	96.4%	0	129,412	129,412		Banister Shoes, VF Outlet
13.	Factory Stores of America- Union City	TN	Union City	Fee	100.0%	Acquired 2004	97.4%	0	60,229	60,229		VF Outlet
14.	Factory Stores of America- West Frankfort	IL	West Frankfort	Fee	100.0%	Acquired 2004	82.3%	0	91,063	91,063		VF Outlet
15.	Factory Stores of America-Tri-Cities	TN	Blountville	Fee	100.0%	Acquired 2004	78.9%	0	132,908	132,908		Carolina Pottery, L'eggs Hanes Bali Playtex, Tri-Cities Cinemas
16.	Factory Stores of North Bend	WA	North Bend	Fee	100.0%	Acquired 2004	100.0%	0	223,397	223,397		Adidas, Bass, Carter's, Eddie Bauer, Gap, Nike, OshKosh, Samsonite, VF Outlet
17.	Jackson Outlet Village	NJ	Jackson	Fee	100.0%	Acquired 2004	100.0%	0	285,881	285,881		Brooks Brothers, Calvin Klein, Gap, Nike, Polo Ralph Lauren, Reebok, Timberland, Tommy Hilfiger
18.	Johnson Creek Outlet Center	WI	Johnson Creek	Fee	100.0%	Acquired 2004	97.6%	0	277,517	277,517		Adidas, Calvin Klein, Gap, Lands' End, Nike, Old Navy, Polo Ralph Lauren, Tommy Hilfiger
19.	Lakeland Factory Outlet Mall	TN	Lakeland	Fee	100.0%	Acquired 2004	85.0%	0	318,983	318,983		L'eggs Hanes Bali Playtex, VF Outlet, Van Heusen
20.	Las Vegas Outlet Center	NV	Las Vegas	Fee	100.0%	Acquired 2004	100.0%	0	476,985	476,985		Calvin Klein, Liz Claiborne, Nike, Reebok, Tommy Hilfiger, VF Outlet, Waterford Wedgwood
21.	O'Hare International Center	IL	Rosemont	Fee	100.0%	Built 1988	81.9%	0	494,504	494,504	(19)	—

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
22.	Riverway	IL	Rosemont	Fee	100.0%		Acquired 1991	85.2%	0	819,300	819,300	(19)	—
23.	The Factory Shoppes at Branson Meadows	MO	Branson	Ground Lease (2021)	100.0%		Acquired 2004	80.2%		286,924	286,924		Dress Barn Woman, Easy Spirit, VF Outlet

	Total Office and Other GLA								0	5,046,130	5,046,130

	Total U.S. Properties GLA								115,604,359	87,329,057	202,933,416

	PROPERTIES UNDER CONSTRUCTION
							Expected Opening
1.	Firewheel Town Center	TX	Garland		100.0%		4th Quarter 2005						Dillard's, Barnes & Noble, Dick's Sporting Goods, Target, Ross Dress for Less, Old Navy, Staples, DSW, JoAnn Fabrics, Pier One, PetsMart
2.	Rockaway Plaza	NJ	Rockaway (New York)		100.0%		4th Quarter 2005/ 1st Quarter 2006						Target, Dick's Sporting Goods, Loews Cineplex, PetsMart
3.	Seattle Premium Outlets	WA	Tulalip		100.0%		2nd Quarter 2005						Foley's, Dillard's, AMC Theater, Barnes & Noble, Circuit City, Linens ‘n Things, Old Navy, Pier One, DSW, Sports Authority
4.	St. Johns Town Center	FL	Jacksonville		50.0	% (2)	1st Quarter 2005						Kohl's, Target, Linens ‘n Things, Office Depot, Best Buy, T.J.Maxx, Michael's, Old Navy, Pier One, PetsMart
5.	Town Center at Coconut Point, The	FL	Estero/Bonita Springs		50.0%		1st Quarter 2006						Dillard's, Muvico Theatres, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, Old Navy, PetsMart, Pier One, Ross Dress for Less, Ulta Cosmetics, Golfsmith, Sports Authority, Party City
6.	Wolf Ranch	TX	Georgetown (Austin)		100.0%		3rd Quarter 2005

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

(3)
Regional Malls—Executed leases for all company-owned GLA in mall and freestanding stores, excluding majors. Premium Outlet Centers—Executed leases for all company-owned GLA (or total center GLA). Community Centers—Executed leases for all company-owned GLA including majors, mall stores and freestanding stores.

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

(12)
The Operating Partnership receives substantially all the economic benefit of the property due to a preference or advance.

(13)
Outside partner receives substantially all of the economic benefit due to a partner preference.

(14)
The Operating Partnership owns a mortgage note that encumbers Pheasant Lane Mall that entitles it to 100% of the economics of this property.

(15)
The Company's indirect ownership interest, evidenced through an approximatley 76% ownership interest in Kravco Simon Investments.

(16)
Indicates anchor has announced its intent to close this location.

(17)
Indicates anchor has closed, but the Operating Partnership still collects rents and/or fees under an agreement.

(18)
Property was sold January 11, 2005.

(19)
Mall & Freestanding GLA includes office space as follows:

            Arsenal Mall—approx. 106,000 sq. ft.

            Century III Mall—approx. 32,000 sq. ft.

            Circle Centre Mall—approx. 9,000 sq. ft.

            Copley Place—approx. 847,000 sq. ft.

            Fashion Centre at Pentagon City, The—approx. 169,000 sq. ft.

            Fashion Mall at Keystone, The—approx. 30,000 sq. ft.

            Greendale Mall—approx. 120,000 sq. ft.

            The Plaza & Court at King of Prussia—approx. 14,000 sq. ft.

            Lehigh Valley Mall—approx. 12,000 sq. ft.

            Menlo Park Mall—approx. 50,000 sq. ft.

            Oak Court Mall—approx. 131,000 sq. ft.

            Oxford Valley Mall—approx. 111,000 sq. ft.

            Plaza Carolina—approx. 28,000 sq. ft.

            River Oaks Center—approx. 118,000 sq. ft.

            Stanford Shopping—approx. 6,000 sq. ft.

  European Properties

            The following summarizes our investments in Europe and the countries of real estate ownership and operation as of December 31, 2004:

Investment	Ownership Interest	Properties open and operating	Countries
Gallerie Commerciali Italia, S.p.A.	49.0%	40	Italy
European Retail Enterprises ("ERE"), B.V.	34.7%	11	France, Poland, Portugal

            In addition, we jointly hold with a third party an interest in one parcel of land for development near Paris, France outside of these two joint ventures. ERE also operates through a wholly-owned subsidiary, Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, owners and managers.

            Our properties in Europe consist primarily of hypermarket-anchored shopping centers. Substantially all of our European properties are anchored by either the hypermarket retailer Auchan, primarily in Italy, who is our partner in GCI, or are anchored by the hypermarket Carrefour in France, Poland, and Portugal. Certain of these properties are subject to leaseholds that entitle the lessor to receive substantially all the economic benefits of the leased portion of the property. Auchan and Carrefour are the two largest hypermarket operators in Europe.

  Other International Properties

            We also hold real estate interests in four joint ventures in Japan, one in Mexico, and one in Canada. The four centers in Japan are Premium Outlets that have over 1.1 million square feet of GLA and were 100% leased as of December 31, 2004. These four Premium Outlets contained 524 stores with approximately 270 different tenants. The Mexico Premium Outlet center opened in December of 2004 and our shopping center in Canada was opened in 2001.

            The following summarizes our ownership of our six other international joint venture Properties:

Investment	Ownership Interest
Gotemba Premium Outlets — Gotemba City (Tokyo), Japan	40.0%
Rinku Premium Outlets — Izumisano (Osaka), Japan	40.0%
Sano Premium Outlets — Sano (Tokyo), Japan	40.0%
Tosu Premium Outlets — Fukuoka (Kyushu), Japan	40.0%
Forum Entertainment Centre — Montreal, Canada	38.1%
Punta Norte Premium Outlets — Mexico City, Mexico	50.0%

            The following property table summarizes certain data on our properties located in Europe, Japan, Mexico, and Canada.

Simon Property Group, Inc. and Subsidiaries
International Property Table

							Gross Leasable Area (1)
	Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership		Year Built	Hypermarket/ Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	FRANCE
1.	Bay 2	Torcy (Paris)	Freehold	34.7%		2003	132,400	408,900	541,300	Carrefour, Leroy Merlin
2.	Bay 1	Torcy (Paris)	Freehold	34.7%		2004	—	336,300	336,300	Conforama, Go Sport
3.	Bel'Est	Bagnolet (Paris)	Freehold	12.1%		1992	150,700	63,000	213,700	Auchan
4.	Villabé A6	Villabé (Paris)	Freehold	5.2%		1992	102,300	104,500	206,800	Carrefour

	Subtotal France						385,400	912,700	1,298,100
	ITALY
5.	Ancona — Senigallia	Senigallia (Ancona)	Freehold	49.0%		1995	41,200	41,600	82,800	Cityper
6.	Ascoli Piceno — Grottammare	Grottammare (Ascoli Piceno)	Freehold	49.0%		1995	38,900	55,900	94,800	Cityper
7.	Ascoli Piceno — Porto Sant'Elpidio	Porto Sant'Elpidio (Ascoli Piceno)	Freehold	49.0%		1999	48,000	114,300	162,300	Cityper
8.	Bari — Casamassima	Casamassima (Bari)	Freehold	49.0%		1995	159,000	388,800	547,800	Auchan, Coin, Eldo, Bata, Leroy Merlin, Decathlon
9.	Bari — Modugno (5)	Modugno (Bari)	Freehold	49.0%		2004	96,900	46,600	143,500	Auchan, euronics, Decathlon
10.	Brescia — Mazzano	Mazzano (Brescia)	Freehold/Leasehold (2)	49.0	% (2)	1994	103,300	127,400	230,700	Auchan, Bricocenter, Upim
11.	Brindisi — Mesagne	Mesagne (Brindisi)	Freehold	49.0%		2003	88,000	140,600	228,600	Auchan
12.	Cagliari — Santa Gilla	Cagliari	Freehold	49.0	% (2)	1992	75,900	114,800	190,700	Auchan, Bricocenter
13.	Catania — La Rena	Catania	Freehold	49.0%		1998	124,100	22,100	146,200	Auchan
14.	Cuneo	Cuneo (Torino)	Freehold	49.0%		2004	80,700	201,500	282,200	Auchan, Bricocenter
15.	Milano — Rescaldina	Rescaldina (Milano)	Freehold	49.0%		2000	165,100	212,000	377,100	Auchan, Bricocenter, Decathlon, Media World
16.	Milano — Vimodrone	Vimodrone (Milano)	Freehold	49.0%		1989	110,400	80,200	190,600	Auchan, Bricocenter
17.	Napoli — Pompei	Pompei (Napoli)	Freehold	49.0%		1990	74,300	17,100	91,400	Auchan
18.	Padova	Padova	Freehold	49.0%		1989	73,300	32,500	105,800	Auchan
19.	Palermo	Palermo	Freehold	49.0%		1990	73,100	9,800	82,900	Auchan
20.	Pesaro — Fano	Fano (Pesaro)	Freehold	49.0%		1994	56,300	56,000	112,300	Auchan
21.	Pescara	Pescara	Freehold	49.0%		1998	96,300	65,200	161,500	Auchan
22.	Pescara — Cepagatti	Cepagatti (Pescara)	Freehold	49.0%		2001	80,200	189,600	269,800	Auchan, Bata
23.	Piacenza — San Rocco al Porto	San Rocco al Porto (Piacenza)	Freehold	49.0%		1992	104,500	74,700	179,200	Auchan, Darty
24.	Roma — Collatina	Collatina (Roma)	Freehold	49.0%		1999	59,500	4,100	63,600	Auchan
25.	Sassari — Predda Niedda	Predda Niedda (Sassari)	Freehold/Leasehold (2)	49.0	% (2)	1990	79,500	154,200	233,700	Auchan, Bricocenter
26.	Taranto	Taranto	Freehold	49.0%		1997	75,200	126,500	201,700	Auchan, Bricocenter
27.	Torino	Torino	Freehold	49.0%		1989	105,100	66,700	171,800	Auchan
28.	Torino — Venaria	Venaria (Torino)	Freehold	49.0%		1982	101,600	64,000	165,600	Auchan, Bricocenter
29.	Venezia — Mestre	Mestre (Venezia)	Freehold	49.0%		1995	114,100	132,600	246,700	Auchan
30.	Vicenza	Vicenza	Freehold	49.0%		1995	78,400	20,100	98,500	Auchan
31.	Ancona	Ancona	Leasehold (3)	49.0	% (3)	1993	82,900	82,300	165,200	Auchan
32.	Bergamo	Bergamo	Leasehold (3)	49.0	% (3)	1976	103,000	16,900	119,900	Auchan
33.	Brescia — Concesio	Concesio (Brescia)	Leasehold (3)	49.0	% (3)	1972	89,900	27,600	117,500	Auchan
34.	Cagliari — Marconi	Cagliari	Leasehold (3)	49.0	% (3)	1994	83,500	109,900	193,400	Auchan, Bricocenter, Bata
35.	Catania — Misterbianco	Misterbianco (Catania)	Leasehold (3)	49.0	% (3)	1989	83,300	16,000	99,300	Auchan
36.	Merate — Lecco	Merate (Lecco)	Leasehold (3)	49.0	% (3)	1976	73,500	88,500	162,000	Auchan, Bricocenter

Simon Property Group, Inc. and Subsidiaries
International Property Table

							Gross Leasable Area (1)
	Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership		Year Built	Hypermarket/ Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
37.	Milano — Cinisello — Balsamo	Cinisello — Balsamo (Milano)	Leasehold (3)	49.0	% (3)	1993	68,400	18,600	87,000	Auchan
38.	Milano — Nerviano	Nerviano (Milano)	Leasehold (3)	49.0	% (3)	1991	83,800	27,800	111,600	Auchan
39.	Napoli — Mugnano di Napoli	Mugnano di Napoli	Leasehold (3)	49.0	% (3)	1992	98,000	94,900	192,900	Auchan, Bricocenter
40.	Olbia	Olbia	Leasehold (3)	49.0	% (3)	1993	49,000	48,800	97,800	Auchan
41.	Roma — Casalbertone	Roma	Leasehold (3)	49.0	% (3)	1998	62,700	84,900	147,600	Auchan
42.	Sassari — Centro Azuni	Sassari	Leasehold (3)	49.0	% (3)	1995	—	35,600	35,600
43.	Torino — Rivoli	Rivoli (Torino)	Leasehold (3)	49.0	% (3)	1986	61,800	32,300	94,100	Auchan
44.	Verona — Bussolengo	Bussolengo (Verona)	Leasehold (3)	49.0	% (3)	1975	89,300	75,300	164,600	Auchan, Bricocenter

	Subtotal Italy						3,332,000	3,318,300	6,650,300
	POLAND
45.	Arkadia Shopping Center	Warsaw		34.7%		2004	202,100	902,400	1,104,500	Carrefour, Leroy Merlin, Media, Saturn, Cinema City, H & M, Zara, Royal Collection, Peek & Clopperburg
46.	Borek Shopping Center	Wroclaw	Freehold	34.7%		1999	119,900	129,300	249,200	Carrefour
47.	Dabrowka Shopping Center	Katowice	Freehold	34.7%		1999	121,000	172,900	293,900	Carrefour, Castorama
48.	Turzyn Shopping Center	Szczecin	Freehold	34.7%		2001	87,200	120,900	208,100	Carrefour
49.	Wilenska Station Shopping Center	Warsaw	Freehold	34.7%		2002	92,700	215,900	308,600	Carrefour
50.	Zakopianka Shopping Center	Krakow	Freehold	34.7%		1998	120,200	425,400	545,600	Carrefour, Castorama

	Subtotal Poland						743,100	1,966,800	2,709,900
	PORTUGAL
51.	Minho center	Braga (Porto)	Leasehold (3)	34.7	% (3)	1997	120,000	99,100	219,100	Carrefour, Toys R Us, Sport Zone

							120,000	99,100	219,100

Simon Property Group, Inc. and Subsidiaries
International Property Table

						Gross Leasable Area (1)
	Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership	Year Built	Hypermarket/ Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	JAPAN
52.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Ground Lease (2019)	40.0%	2000	—	390,000	390,000	Bally, Coach, Diesel, Gap, Gucci, Jill Stuart, L.L. Bean, Nike, Tod's
53.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%	2000	—	321,000	321,000	Bally, Brooks Brothers, Coach, Eddie Bauer, Gap, Nautica, Nike, Timberland, Versace
54.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%	2003	—	228,766	228,766	Bally, Brooks Brothers, Coach, Nautica, New Yorker, Nine West, Timberland
55.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	—	187,000	187,000	BCBG, Bose, Coach, Cole Haan, Lego, Nike, Petit Bateau, Max Azria, Theory

	Subtotal Japan					—	1,126,766	1,126,766
	MEXICO
56.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	—	232,000	232,000	Christian Dior, Sony, Nautica, Levi's, Nike Rockport, Reebok, Adidas, Samsonite

	Subtotal Mexico					—	232,000	232,000
	CANADA
57.	Forum Entertainment Centre	Montreal	Fee	38.1%	2001	—	247,000	247,000

	TOTAL INTERNATIONAL ASSETS					4,580,500	7,902,666	12,483,166

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

(4)
Represents the sales area of the anchor and excludes any warehouse/storage areas.

(5)
Gallerie Commerciali Italia, in which we have a 49% joint venture interest, has been notified by an Italian appellate court that the center which opened in February 2004, though properly permitted, was not in accordance with the Modugno master plan. The joint venture is appealing the decision of the appellate court and is otherwise working to resolve the issue. The center remains open. The joint venture partner has indemnified us for the amount of our allocated investment in the project.

  Land Held for Development

            We have direct or indirect ownership interests in twelve parcels of land held in the United States for future development, containing an aggregate of approximately 600 acres located in five states.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Other Debt on Portfolio Properties
As of December 31, 2004
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall	6.20%		$29,414		$2,216		10/10/12
Arsenal Mall — 1	6.75%		32,501		2,724		09/28/08
Arsenal Mall — 2	8.20%		1,652		286		05/05/16
Bangor Mall	7.06%		23,427		2,302		12/01/07
Battlefield Mall	4.60%		100,000		4,603	(2)	07/01/13
Biltmore Square	7.95%		26,000		2,067	(2)	12/11/10	(30)
Bloomingdale Court	7.78%		28,337	(4)	2,578		11/01/09
Boardman Plaza	5.94%		23,598		1,402	(2)	07/01/14
Brunswick Square	5.65%		86,000		4,859	(2)	08/11/14
Carolina Premium Outlets — Smithfield	9.10%		20,681	(6)	2,114		03/10/13
Century III Mall	6.20%		86,827	(10)	6,541		10/10/12
Cheltenham Square	5.89%		54,941		3,236		07/01/14
Chesapeake Center	8.44%		6,563	(32)	554	(2)	06/15/05	(30)
Chesapeake Square	5.84%		73,000		4,263	(2)	08/01/14
Cielo Vista Mall — 1	9.38%		49,943	(5)	5,828		05/01/07
Cielo Vista Mall — 3	6.76%		36,033	(5)	3,039		05/01/07
College Mall — 1	7.00%		35,653	(8)	3,908		01/01/09
College Mall — 2	6.76%		11,103	(8)	935		01/01/09
Copley Place	7.44%		177,677		16,266		08/01/07
Coral Square	8.00%		87,962		8,065		10/01/10
The Crossings Premium Outlets	5.85%		59,127		4,649		03/13/13
Crossroads Mall	6.20%		43,608		3,285		10/10/12
Crystal River	7.63%		15,707		1,385		11/11/10	(30)
Dare Centre	9.10%		1,722	(6)	176		03/10/13	(30)
DeKalb Plaza	5.28%		3,500		284		01/01/15
Desoto Square	5.89%		64,153		3,779	(2)	07/01/14
The Factory Shoppes at Branson Meadows	9.10%		9,618	(6)	983		03/10/13	(30)
Factory Stores of America — Boaz	9.10%		2,813	(6)	287		03/10/13	(30)
Factory Stores of America — Georgetown	9.10%		6,666	(6)	681		03/10/13	(30)
Factory Stores of America — Graceville	9.10%		1,981	(6)	202		03/10/13	(30)
Factory Stores of America — Lebanon	9.10%		1,664	(6)	170		03/10/13	(30)
Factory Stores of America — Nebraska City	9.10%		1,563	(6)	160		03/10/13	(30)
Factory Stores of America — Story City	9.10%		1,933	(6)	198		03/10/13	(30)
Forest Mall	6.20%		17,463	(11)	1,316		10/10/12
Forest Plaza	7.78%		15,542	(4)	1,414		11/01/09
Forum Shops at Caesars, The	4.78%		550,000		26,312	(2)	12/01/10
Gateway Shopping Center	3.35	% (1)	86,000		2,881	(2)	03/31/08	(3)
Gilroy Premium Outlets	6.99%		67,242	(7)	6,236		07/11/08	(30)
Greenwood Park Mall — 1	7.00%		29,861	(8)	3,273		01/01/09
Greenwood Park Mall — 2	6.76%		57,365	(8)	4,831		01/01/09
Grove at Lakeland Square, The	8.44%		3,750	(32)	317	(2)	06/15/05	(30)
Gulf View Square	8.25%		33,402		3,652		10/01/06
Henderson Square	6.94%		15,453		1,270		07/01/11
Highland Lakes Center	6.20%		16,097	(10)	1,213		10/10/12
Ingram Park Mall	6.99%		81,527	(24)	6,724		08/11/11
Keystone at the Crossing	7.85%		59,594		5,642		07/01/27
Kittery Premium Outlets	6.99%		11,132	(7)	1,028		07/11/08	(30)
Knoxville Center	6.99%		61,737	(24)	5,092		08/11/11
Lake View Plaza	7.78%		20,660	(4)	1,880		11/01/09
Lakeline Mall	7.65%		67,455		6,300		05/01/07
Lakeline Plaza	7.78%		22,651	(4)	2,061		11/01/09
Las Vegas Outlet Center	8.12%		21,789		3,712		12/10/12
Lighthouse Place Premium Outlets	6.99%		46,399	(7)	4,286		07/11/08	(30)
Lincoln Crossing	7.78%		3,127	(4)	285		11/01/09
Longview Mall	6.20%		32,681	(10)	2,462		10/10/12
MacGregor Village	9.10%		6,926	(6)	708		03/10/13	(30)
Mall of Georgia Crossing	4.40	% (1)	32,575		2,825		06/09/06

Markland Mall	6.20%		23,122	(11)	1,742		10/10/12
Matteson Plaza	7.78%		9,098	(4)	828		11/01/09
McCain Mall — 1	9.38%		23,320	(5)	2,721		05/01/07
McCain Mall — 2	6.76%		16,632	(5)	1,402		05/01/07
Midland Park Mall	6.20%		33,756	(11)	2,543		10/10/12
Montgomery Mall	5.17%		95,264		6,307		05/11/14	(30)
Muncie Plaza	7.78%		7,866	(4)	716		11/01/09
North East Mall	3.78	% (1)	140,000		5,285	(2)	05/20/05
Northfield Square	6.05%		31,553		2,485		02/11/14
Northlake Mall	6.99%		71,221	(24)	5,874		08/11/11
North Ridge Shopping Center	9.10%		8,459	(6)	865		03/10/13	(30)
Oxford Valley Mall	6.76%		84,397		7,801		01/10/11
Paddock Mall	8.25%		26,566		2,905		10/01/06
Palm Beach Mall	6.20%		53,999		4,068		10/10/12
Penn Square Mall	7.03%		70,305		6,003		03/01/09	(30)
Plaza Carolina — Fixed	5.10%		98,996		7,085		05/09/09
Plaza Carolina — Variable Capped	3.30	% (36)	99,209		5,880		05/09/09	(3)
Plaza Carolina — Variable Floating	3.30	% (1)	59,525		3,528		05/09/09	(3)
Port Charlotte Town Center	7.98%		52,877		4,680		12/11/10	(30)
Raleigh Springs Mall	4.40	% (31)	10,877		479	(2)	12/09/05
Regency Plaza	7.78%		4,264	(4)	388		11/01/09
Richmond Towne Square	6.20%		47,413	(11)	3,572		10/10/12
Riverway	3.55	% (18)	110,000		3,905	(2)	10/01/06	(3)
St. Charles Towne Plaza	7.78%		27,294	(4)	2,483		11/01/09
St. Johns Town Center	3.65	% (1)	100,022		3,651	(2)	03/12/08	(3)
Stanford Shopping Center	3.60	% (12)	220,000		7,920	(2)	09/11/08
Sunland Park Mall	8.63	% (14)	36,647		3,773		01/01/26
Tacoma Mall	7.00%		130,308		10,778		10/01/11
Terrace at Florida Mall, The	8.44%		4,688	(32)	396	(2)	06/15/05	(30)
Towne East Square — 1	7.00%		47,329		4,711		01/01/09
Towne East Square — 2	6.81%		23,145		1,958		01/01/09
Towne West Square	6.99%		53,366	(24)	4,402		08/11/11
Treasure Coast Square — 1	7.13%		50,254		3,583	(2)	01/01/06
Treasure Coast Square — 2	7.77%		11,736		912	(2)	01/01/06
Trolley Square	9.03%		28,918		2,880		08/01/10	(30)
University Park Mall	7.43%		58,189		4,958		10/01/07
Upper Valley Mall	5.89%		47,904		2,822	(2)	07/01/14
Valle Vista Mall — 1	9.38%		30,887	(5)	3,604		05/01/07
Valle Vista Mall — 2	6.81%		7,397	(5)	626		05/01/07
Washington Square	5.94%		30,693		1,823		07/01/14
Waterloo Premium Outlets	6.99%		37,370	(7)	3,452		07/11/08	(30)
West Ridge Mall	5.89%		68,711		4,047	(2)	07/01/14
West Ridge Plaza	7.78%		5,498	(4)	500		11/01/09
White Oaks Mall	3.50	% (1)	48,563		1,700	(2)	02/25/08	(3)
White Oaks Plaza	7.78%		16,775	(4)	1,526		11/01/09
Wolfchase Galleria	7.80%		73,292		6,911		06/30/07
Woodland Hills Mall	7.00%		84,180		7,185		01/01/09	(30)

Total Consolidated Secured Indebtedness			$4,987,680
Unsecured Indebtedness:

Simon Property Group, LP:
Unsecured Revolving Credit Facility	3.05	% (16)	$425,000		$12,963	(2)	04/16/06	(3)
Medium Term Notes — 1	7.13%		100,000		7,125	(15)	06/24/05
Medium Term Notes — 2	7.13%		180,000		12,825	(15)	09/20/07
SPG, L.P. Unsecured Euro Term Loan	2.73	% (9)	268,695		7,330	(2)	12/16/06	(3)
SPG, L.P. Unsecured Term Loan	3.05	% (1)	250,000		7,625	(2)	04/01/07	(3)
Unsecured 1.8B Chelsea Acquisition Facility	2.95	% (1)	1,800,000		53,100	(2)	10/14/06
Unsecured Notes — 1	6.88%		250,000		17,188	(15)	11/15/06
Unsecured Notes — 2B	7.00%		150,000		10,500	(15)	07/15/09
Unsecured Notes — 3	6.88%		150,000		10,313	(15)	10/27/05
Unsecured Notes — 4B	6.75%		300,000		20,250	(15)	06/15/05
Unsecured Notes — 4C	7.38%		200,000		14,750	(15)	06/15/18
Unsecured Notes — 5B	7.13%		300,000		21,375	(15)	02/09/09
Unsecured Notes — 6A	7.38%		300,000		22,125	(15)	01/20/06
Unsecured Notes — 6B	7.75%		200,000		15,500	(15)	01/20/11
Unsecured Notes — 7	6.38%		750,000		47,813	(15)	11/15/07
Unsecured Notes — 8A	6.35%		350,000		22,225	(15)	08/28/12
Unsecured Notes — 8B	5.38%		150,000		8,063	(15)	08/28/08
Unsecured Notes — 9A	4.88%		300,000		14,625	(15)	03/18/10
Unsecured Notes — 9B	5.45%		200,000		10,900	(15)	03/15/13
Unsecured Notes — 10A	3.75%		300,000		11,250	(15)	01/30/09
Unsecured Notes — 10B	4.90%		200,000		9,800	(15)	01/30/14
Unsecured Notes — 11A	4.88%		400,000		19,500	(15)	08/15/10
Unsecured Notes — 11B	5.63%		500,000		28,125	(15)	08/15/14
Mandatory Par Put Remarketed Securities	7.00%		200,000		14,000	(15)	06/15/08	(17)

			8,223,695
Shopping Center Associates, subsidiary:
Unsecured Notes — SCA 2	7.63%		110,000		8,388	(15)	05/15/05

			110,000
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(15)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(15)	03/15/16

			325,000
CPG Partners, LP, subsidiary:
Term Loan	7.26	% (39)	60,475		5,392		04/27/10
Yen Credit Facility	1.31	% (40)	11,845	(41)	155	(2)	04/01/05
Peso Credit Facility	10.56	% (29)	12,514	(42)	1,321	(2)	01/27/07
8.375% Notes due August 2005	8.38%		50,000		4,188	(15)	08/17/05
7.250% Notes due October 2007	7.25%		125,000		9,063	(15)	10/21/07
3.500% Notes due March 2009	3.50%		100,000		3,500	(15)	03/15/09
8.625% Notes due August 2009	8.63%		50,000		4,313	(15)	08/17/09
8.250% Notes due February 2011	8.25%		150,000		12,375	(15)	02/01/11
6.875% Notes due June 2012	6.88%		100,000		6,875	(15)	06/15/12
6.000% Notes due January 2013	6.00%		150,000		9,000	(15)	01/15/13

			809,834

Total Consolidated Unsecured Indebtedness			$9,468,529

Total Consolidated Indebtedness at Face Amounts			$14,456,209
Fair Value Interest Rate Swaps			(4,447)	(28)
Net Premium on Indebtedness			161,826
Net Discount on Indebtedness			(27,195)

Total Consolidated Indebtedness			$14,586,393	(23)

Joint Venture Indebtedness:

Secured Indebtedness:
Apple Blossom Mall	7.99%		$39,159		$3,607		09/10/09
Arkadia Shopping Center	4.28	% (38)	143,398		11,871		11/01/14
Atrium at Chestnut Hill	6.89%		47,264		3,880		03/11/11	(30)
Auburn Mall	7.99%		45,845		4,222		09/10/09
Aventura Mall — A	6.55%		141,000		9,231	(2)	04/06/08
Aventura Mall — B	6.60%		25,400		1,675	(2)	04/06/08
Aventura Mall — C	6.89%		33,600		2,314	(2)	04/06/08
Avenues, The	5.29%		78,100		5,325		04/01/13
Bay 1 (Torcy)	3.93	% (38)	19,511		1,352		12/01/11
Bay 2 (Torcy)	3.33	% (38)	74,525		4,813		06/01/13
Borek Shopping Center	6.19%		19,634		3,050		02/01/12
Cape Cod Mall	6.80%		96,084		7,821		03/11/11
Circle Centre Mall	5.02%		78,122		5,165		04/11/13
Clay Terrace Partners	3.90	% (1)	80,008		3,120	(2)	01/20/08	(3)
CMBS Loan — Fixed (encumbers 13 Properties)	7.52%		357,100	(19)	26,871	(2)	05/15/06
CMBS Loan — 1 Floating (encumbers 13 Properties)	2.81	% (1)	186,500	(19)	5,241	(2)	05/15/06
CMBS Loan — 2 Floating (encumbers 13 Properties)	2.77	% (1)	81,400	(19)	2,254	(2)	05/15/06
Cobblestone Court	7.64%		10,597	(20)	810	(2)	01/01/06
Crystal Court	7.64%		2,767	(20)	211	(2)	01/01/06
Crystal Mall	5.62%		102,952		7,319		09/11/12	(30)
Dabrowka Shopping Center	6.22%		5,818	(38)	812		07/01/14
Dadeland Mall	6.75%		194,127		15,566		02/11/12	(30)
Emerald Square Mall	5.13%		141,507		9,479		03/01/13
Fairfax Court	7.64%		12,997	(20)	993	(2)	01/01/06
Fashion Centre Pentagon Retail	6.63%		161,181		12,838		09/11/11	(30)
Fashion Centre Pentagon Office	3.15	% (37)	40,000		1,260	(2)	07/09/09	(3)
Fashion Valley Mall — 1	6.49%		163,936		13,255		10/11/08	(30)
Fashion Valley Mall — 2	6.58%		29,124		1,915	(2)	10/11/08	(30)
Florida Mall, The	7.55%		260,274		22,766		12/10/10
Galleria Commerciali Italia — Facility A	3.18	% (21)	295,256		15,289		12/22/11	(3)
Galleria Commerciali Italia — Facility B	3.28	% (34)	347,922		18,364		12/22/11
Gaitway Plaza	7.64%		8,997	(20)	687	(2)	01/01/06
Great Northeast Plaza	9.04%		16,511		1,744		06/01/06
Greendale Mall	8.23%		40,326		3,779		12/10/06
Gotemba Premium Outlets — Fixed	2.00%		12,082	(33)	1,411		10/25/14
Gotemba Premium Outlets — Variable	2.10	% (13)	26,988	(33)	4,660		09/30/07
Gwinnett Place — 1	7.54%		36,894		3,412		04/01/07
Gwinnett Place — 2	7.25%		81,550		7,070		04/01/07
Highland Mall	6.83%		68,513		5,571		07/11/11
Houston Galleria — 1	7.93%		215,378		19,684		12/01/05	(30)
Houston Galleria — 2	3.90	% (1)	84,711		3,304	(2)	06/25/07	(3)
Indian River Commons	5.21%		9,645		503	(2)	11/01/14
Indian River Mall	5.21%		65,355		3,408	(2)	11/01/14
King of Prussia Mall — 1	7.49%		183,906		23,183		01/01/17
King of Prussia Mall — 2	8.53%		12,683		1,685		01/01/17
Lehigh Valley Mall	7.90%		46,091		4,959		10/10/06
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Rockingham	7.88%		95,748		8,705		09/01/07
Mall at Chestnut Hill	8.45%		14,536		1,396		02/02/10
Mall of Georgia	7.09%		197,450		16,649		07/01/10
Mall of New Hampshire — 1	6.96%		99,108		8,345		10/01/08	(30)
Mall of New Hampshire — 2	8.53%		8,164		786		10/01/08
Metrocenter	8.45%		28,154		3,031		02/28/08
Miami International Mall	5.35%		97,500		5,216	(2)	10/01/13
Montreal Forum — Canada	5.76	% (22)	46,278		2,666	(2)	08/08/06	(3)
Northshore Mall	5.03%		210,000		10,553	(2)	03/11/14	(30)
Quaker Bridge Mall	7.03%		23,339		2,407		04/01/16
Plaza at Buckland Hills, The	7.64%		17,072	(20)	1,304	(2)	01/01/06

Ridgewood Court	7.64%		7,447	(20)	569	(2)	01/01/06
Rinku Premium Outlets	2.33%		45,114	(33)	5,834		10/25/14
Sano Premium Outlets	2.45%		50,226	(33)	6,941		08/31/09
Seminole Towne Center	3.05	% (26)	70,000		2,135	(2)	06/30/09	(3)
Shops at Sunset Place, The	3.15	% (25)	98,276		5,395		05/09/09	(3)
Smith Haven Mall	7.86%		115,000		9,039	(2)	06/01/06
Solomon Pond	3.97%		114,000		4,523	(2)	08/01/13
Source, The	6.65%		124,000		8,246	(2)	03/11/09
Square One	6.73%		92,341		7,380		03/11/12
Toki Premium Outlets	1.14	% (13)	15,590	(33)	1,932		10/30/09
Tosu Premium Outlets	2.60%		15,975	(33)	2,244		08/24/13
Town Center at Cobb — 1	7.54%		46,948		4,347		04/01/07
Town Center at Cobb — 2	7.25%		62,001		5,381		04/01/07
Turzyn Shopping Center	6.56%		27,494		3,488		06/01/14
Villabe A6 — Bel'Est	3.13	% (38)	13,790		918		08/01/11
Village Park Plaza	7.64%		18,377	(20)	1,404	(2)	01/01/06
West Town Corners	7.64%		10,997	(20)	840	(2)	01/01/06
West Town Mall	6.90%		76,000		5,244	(2)	05/01/08	(30)
Westchester, The — 1	8.74%		142,640		14,478		09/01/05
Westchester, The — 2	7.20%		50,376		4,399		09/01/05
Whitehall Mall	6.77%		13,816		1,282		11/01/08
Wilenska Station Shopping Center	4.08	% (38)	44,112		3,941		11/01/13
Willow Knolls Court	7.64%		10,722	(20)	819	(2)	01/01/06
Zakopianka Shopping Center	6.82%		18,264		3,183		12/01/11

Total Joint Venture Secured Indebtedness at Face Amounts			$6,380,593
Unsecured Indebtedness:
Galleria Commerciali Italia — Facility C	2.78	% (35)	17,191		478	(2)	12/22/08	(3)

Total Joint Venture Unsecured Indebtedness			17,191
Net Premium on Indebtedness			4,664
Net Discount on Indebtedness			(4,136)

Total Joint Venture Indebtedness			$6,398,312	(27)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 37 bps to 200 bps. LIBOR as of December 31, 2004 was 2.40%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Operating Partnership's option.

(4)
Loans secured by these eleven Properties are cross-collateralized and cross-defaulted.

(5)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.

(6)
Loans secured by these eleven Properties are cross-collateralized and cross-defaulted.

(7)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(8)
Loans secured by these two Properties are cross-collateralized and cross-defaulted.

(9)
Euribor + 0.600%. Euros 200 million term loan. As of December 31, 2004, Euros 3.1 million available after outstanding borrowings.

(10)
Loans secured by these three Properties are cross-collateralized.

(11)
Loans secured by these four Properties are cross-collateralized.

(12)
Simultaneous with the issuance of this loan, the Operating Partnership entered into a $70 million notional amount variable rate swap agreement which is designated as a hedge against this loan. As of December 31, 2004, after including the impacts of this swap, the terms of the loan are effectively $150 million fixed at 3.60% and $70 million variable rate at 2.3850%.

(13)
Variable rate loans based on Yen LIBOR plus interest rate spreads ranging from 50 bps to 187.5 bps. Yen LIBOR as of December 31, 2004 was 0.3938%.

(14)
Lender also participates in a percentage of certain gross receipts above a specified base. No additional interest was due in 2004.

(15)
Requires semi-annual payments of interest only.

(16)
$1,250,000 Credit Facility. As of December 31, 2004, the Credit Facility bears interest at LIBOR + 0.650% and provides for different pricing based upon the Operating Partnership's investment grade rating. As of December 31, 2004, an interest rate cap agreement limits LIBOR on $48,050 of this indebtedness to 12.787%. As of December 31, 2004, $786,869 was available after outstanding borrowings and letters of credit.

(17)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory redemption on June 15, 2008.

(18)
LIBOR + 1.150% with LIBOR capped at 8.100%.

(19)
These Commercial Mortgage Notes are secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating components have interest protection agreements which caps LIBOR at 10.63% and 11.83% respectively.

(20)
Loans secured by these nine Properties are cross-collateralized and cross-defaulted.

(21)
Debt is denominated in Euros and bears interest at Euribor + 1.05%. Debt consists of a Euros 269.0 million tranche of which Euros 216.4 million is drawn.

(22)
Canadian Banker's Acceptance Rate (CBAR) + 3.000%.

(23)
Our share of consolidated indebtedness was $14,343,726.

(24)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(25)
LIBOR + 0.750%, with LIBOR capped at 7.500%.

(26)
LIBOR + 0.650%, with LIBOR capped at 8.500%.

(27)
Our share of joint venture indebtedness was $2,750,327.

(28)
Represents the fair market value of interest rate swaps entered into by the Operating Partnership.

(29)
Interbank Interest Equilibrium Rate (TIIE) + 0.8250%

(30)
The maturity date shown represents the Anticipated Maturity Date of the loan which is typically 10-20 years earlier than the stated Maturity Date of the loan. Should the loan not be repaid at the Anticipated Repayment Date the applicable interest rate shall increase as specified in the loan agreement.

(31)
LIBOR + 2.000%, with LIBOR floor at 1.800%.

(32)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.

(33)
Amounts shown in US Dollar Equivalent. Yen equivalent 17,033.9 million

(34)
Debt is denominated in Euros and bears interest at Euribor + 1.15%. Debt consists of a Euros 255 million tranche which is fully drawn.

(35)
Debt is denominated in Euros and bears interest at Euribor + 0.650%. Debt consists of a Euros 150 million tranche of which Euros 12.6 million is drawn.

(36)
LIBOR + 0.900%, with LIBOR capped at 8.250%.

(37)
LIBOR + 0.750%, with LIBOR capped at 8.250%.

(38)
Associated with these loans are interest rate swap agreements with a total combined Euro 195.9 million notional amount that effectively fixed these loans at a combined 5.08%.

(39)
Through an interest rate swap agreement, effectively fixed through January 1, 2006 at the all-in interest rate presented.

(40)
Yen LIBOR + 1.250%

(41)
Amounts shown in USD Equivalent. Yen equivalent is 1,215.7 million.

(42)
Amounts shown in USD Equivalent. Peso equivalent is 139.5 million.

            The changes in mortgages and other indebtedness for the years ended December 31, 2004, 2003, 2002 are as follows:

	2004	2003	2002
Balance, Beginning of Year	$10,266,388	$9,546,081	$8,841,378
Additions during period:
New Loan Originations	4,509,640	1,745,275	1,243,267
Loans assumed in acquisitions and consolidations	1,387,182	105,131	423,365
Net Premium/(Discount)	132,905	(1,308)	34,536
Deductions during period:
Loan Retirements	(1,652,022)	(1,079,855)	(922,772)
Cost of Mortgages Sold	—	—	(52,179)
Amortization of Net (Premiums)/Discounts	(14,043)	(13,142)	10,080
Scheduled Principal Amortization	(43,657)	(35,794)	(31,594)

Balance, Close of Year	$14,586,393	$10,266,388	$9,546,081

Item 3.    Legal Proceedings

            On November 15, 2004, the Attorneys General of Massachusetts, New Hampshire and Connecticut filed complaints in their respective state Superior Courts against us and our affiliate, SPGGC, Inc., alleging that the sale of co-branded, bank-issued gift cards sold in certain of its Portfolio Properties violated gift certificate statutes and consumer protection laws in those states. Each of these suits seeks injunctive relief, unspecified civil penalties and disgorgement of any fees determined to be improperly charged to consumers.

            In addition, we are a defendant in three other proceedings relating to the gift card program: Lisa Corbiles and Dana Walicky vs. Simon Property Group, Inc. d/b/a Simon Malls, Superior Court of New Jersey, County of Essex, Docket No: ESX-L-224-04, filed January 6, 2004; Betty Benson and Andrea Nay-Richardson vs. Simon Property Group, Inc., and Simon Property Group, L.P., Superior Court of Cobb County, State of Georgia, Case No.: 04-1-9617-42, filed December 9, 2004; Christopher Lonner vs. Simon Property Group, Inc., Supreme Court of the State of NY, County of Westchester, Case No.: 04-2246, filed February 18, 2004, Erin Reilly, individually and on behalf of all others similarly situated vs. SPG, Inc., SPG, L.P. and SPGGC, Inc., Lee County Circuit Court, Florida, filed February 8, 2005 and Aliza Goldman, individually and on behalf of all others similarly situated vs. Simon Property Group, Inc., Supreme Court of the State of New York, County of Nassau, filed February 7, 2005. Each of these proceedings has been brought by a private plaintiff as a purported class action and alleges violation of state consumer protection laws, state abandoned property and contract laws or state statutes regarding gift certificates or gift cards and seeks a variety of remedies including unspecified damages and injunctive relief.

            On February 3, 2005, the Attorney General of the State of New York filed a petition in the Supreme Court of New York, County of New York against us and the Operating Partnership alleging violations of New York law with respect to gift card sales. The New York proceeding was settled on March 1, 2005.

            We believe that we have viable defenses under both state and federal laws to the gift card actions. Although it is not possible to provide any assurance of the ultimate outcome of any of these pending actions, management does not believe that an adverse outcome would have a material adverse effect on our financial position, results of operations or cash flow.

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that certain entities and individuals breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. On August 6, 2004, Triple Five closed on its purchase of our one-half partnership interest. The court further held that we must disgorge all "net profits" that we received as a result of our ownership interest in the Mall from October 1999 to the present.

            We have appealed the Order and the Ancillary Relief Order to the United States Court of Appeals for the Eighth Circuit. Briefing on the appeals is complete and oral argument took place on October 18, 2004. It is not possible to provide any assurance on the ultimate outcome of this litigation.

            As a result of the Order, we initially recorded a $6.0 million charge for our share of the estimated loss in 2003. In the first quarter of 2004, as a result of the May 3, 2004 memorandum issued by the court appointed mediator, which has now been affirmed by the court, we recorded an additional $13.5 million charge for our share of the loss that is included in "(Loss) gain on sales of assets and other, net" in the accompanying consolidated financial statements of operations and comprehensive income. We ceased recording any contribution to either net income or Funds from Operations ("FFO") from the results of operations of Mall of America as of September 1, 2003.

            We are also involved in various legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the mid point in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

Item 4.    Submission of Matters to a Vote of Security Holders

            None.

Part II

Item 5.    Market for the Registrant's Common Equity, and Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            Our common stock trades on the New York Stock Exchange under the symbol "SPG". The quarterly price range on the NYSE for the shares and the distributions declared per share for each quarter in the last two fiscal years are shown below:

	High	Low	Close	Declared Distribution
2004
1st Quarter	$58.62	$45.90	$58.44	$0.65
2nd Quarter	58.83	44.39	51.42	0.65
3rd Quarter	56.76	48.65	53.63	0.65
4th Quarter	65.87	53.45	64.67	0.65
2003
1st Quarter	37.18	31.70	35.83	0.60
2nd Quarter	40.04	35.85	39.03	0.60
3rd Quarter	43.96	38.59	43.58	0.60
4th Quarter	48.59	43.58	46.34	0.60

            There is no established public trading market for Simon Property's Class B common stock or Class C common stock. Distributions per share of the Class B and Class C common stock are identical to the common stock.

  Holders

            The number of holders of record of common stock outstanding was 2,350 as of December 31, 2004. The Class B common stock is held entirely by a voting trust to which Melvin Simon, Herbert Simon, David Simon and certain of their affiliates are parties and is exchangeable on a one-for-one basis into shares of common stock, and the Class C common stock is held entirely by NID Corporation, the successor corporation of Edward J. DeBartolo Corporation, and is also exchangeable on a one-for-one basis into shares of common stock.

  Distributions

            Simon Property qualifies as a REIT under the Code. To maintain our status as a REIT, we are required each year to distribute to our stockholders at least 90% of our taxable income after certain adjustments. Future distributions are determined at the discretion of the Board of Directors and will depend on our actual cash flow, financial condition, capital requirements, the annual REIT distribution requirements and such other factors as our Board of Directors deem relevant.

            Simon Property offers an Automatic Dividend Reinvestment Plan for its common shares that allows stockholders, at their election, to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

            On October 4, 2004, we announced a partial quarterly dividend of $0.409783 per share of common stock payable on November 30, 2004, for which ultimate payment of this dividend was subject to the completion of the merger with Chelsea. The purpose of this dividend, which was paid on November 30, 2004, was to align the dividend payment periods for normal recurring dividends paid on the common stock of Simon Property and Chelsea. Given that the completion of the merger with Chelsea was on October 14, 2004, the record date for the partial dividend was October 13, 2004. This partial quarterly dividend was paid in addition to a later dividend to aggregate the $0.65 total quarterly dividend rate.

  Unregistered Sales of Equity Securities

            During the fourth quarter of 2004, we issued 709,013 shares of common stock to our limited partners in exchange for an equal number of units. The issuance of the shares of common stock was made pursuant to the terms of the Partnership Agreement of the Operating Partnership and was exempt from registration under the Securities Act of

1933 as amended, in reliance upon Section 4(2) as a private offering. We subsequently registered the resale of the shares of common stock under the Securities Act.

  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 — August 31, 2004	20,000	$55.84		$250,000,000
September 1 — September 30, 2004	20,000	$56.55		$250,000,000
October 1 — October 31, 2004	44,000	$58.35		$250,000,000
November 1 — November 30, 2004	17,300	$60.01	17,300	$248,961,867
December 1 — December 31, 2004	309,000	$64.50	300,000	$229,600,332

Total	410,300	$62.84	317,300

(1)
On May 5, 2004, the Board of Directors authorized a one-year common stock repurchase program. The program was publicly announced on May 6, 2004. Under the program, we may purchase up to $250 million of our common stock as market conditions warrant. We may repurchase shares in the open market or in privately negotiated transactions.

Item 6.    Selected Financial Data

            The information required by this item is incorporated herein by reference to the Selected Financial Data section of the 2004 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2004 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Item 7A.    Qualitative and Quantitative Disclosure About Market Risk

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2004 Annual Report to Stockholders under the caption "Liquidity and Capital Resources — Market Risk", filed as Exhibit 13.1 to this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

            Reference is made to the Index to Financial Statements contained in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.    Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004.

            Management's Report on Internal Control over Financial Reporting.    Our management's report on internal control over financial reporting is set forth in our 2004 Annual Report to Stockholders as the last page of management's discussion and analysis of financial condition and results of operation, filed as Exhibit 13.1 to this Form 10-K and is incorporated herein by reference.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

            None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A and the information included under the caption "Executive Officers of the Registrants" in Part I hereof.

Item 11.    Executive Compensation

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 14.    Principal Accountant Fees and Services

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)
Consolidated Financial Statements

            Simon Property Group, Inc. and Subsidiaries' consolidated financial statements and independent registered public accounting firm's reports are included in our 2004 Annual Report to Stockholders, filed as Exhibit 13.1 to this Form 10-K and are incorporated herein by reference.

		Page No.
(2)	Financial Statement Schedule
	Simon Property Group, Inc. and Subsidiaries Schedule III — Schedule of Real Estate and Accumulated Depreciation	51
	Notes to Schedule III	58
(3)	Exhibits
	The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	49

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
By	/s/ DAVID SIMON David Simon Chief Executive Officer

March 14, 2005

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chief Executive Officer And Director (Principal Executive Officer)	March 14, 2005
/s/ HERBERT SIMON Herbert Simon	Co-Chairman of the Board of Directors	March 14, 2005
/s/ MELVIN SIMON Melvin Simon	Co-Chairman of the Board of Directors	March 14, 2005
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer and Director	March 14, 2005
/s/ BIRCH BAYH Birch Bayh	Director	March 14, 2005
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 14, 2005
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	March 14, 2005
/s/ PIETER S. VAN DEN BERG Pieter S. van den Berg	Director	March 14, 2005

/s/ G. WILLIAM MILLER G. William Miller	Director	March 14, 2005
/s/ FREDRICK W. PETRI Fredrick W. Petri	Director	March 14, 2005
/s/ ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	March 14, 2005
/s/ KAREN N. HORN Karen N. Horn	Director	March 14, 2005
/s/ M. DENISE DEBARTOLO YORK M. Denise DeBartolo York	Director	March 14, 2005
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2005
/s/ JOHN DAHL John Dahl	Senior Vice President (Principal Accounting Officer)	March 14, 2005

Exhibits
2	Agreement and Plan of Merger, dated as of June 20, 2004, by and among Simon Property Group, Inc., Simon Property Group, L.P., Simon Acquisition I, LLC, Simon Acquisition II, LLC, Chelsea Property Group, Inc., and CPG Partners, L.P. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed June 22, 2004).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Registrant on October 9, 1998).
3.2	Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
3.3	Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q filed on November 15, 1999).
3.3a	Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1a of the Registrant's Form 10-Q filed on November 15, 1999).
3.4	Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-Q filed on November 15, 1999).
3.4a	Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2a of the Registrant's Form 10-Q filed on November 15, 1999).
3.5	Certificate of Powers, Designations, Preferences and Rights of the 8 3/4% Series F Cumulative Redeemable Preferred Stock, $.0001 Par Value (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by the Registrant on May 9, 2001 (Reg. No. 333-60526)).
3.6	Certificate of Powers, Designations, Preferences and Rights of the 7.89% Series G Cumulative Step-Up Premium Rate Preferred Stock, $.0001 Par Value (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed by the Registrant on May 9, 2001 (Reg. No. 333-60526)).
3.7	Certificate of Powers, Designations, Preferences and Rights of the 6% Series I Convertible Perpetual Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed October 20, 2004).
3.8	Certificate of Powers, Designations, Preferences and Rights of the 8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed October 20, 2004).
9.1	Second Amended and Restated Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between Melvin Simon & Associates, Inc., on the one hand and Melvin Simon, Herbert Simon, and David Simon on the other hand (incorporated by reference to Exhibit 9.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2004).
9.2	Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between David Simon, Melvin Simon and Herbert Simon (incorporated by reference to Exhibit 9.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2004).
10.1	Credit Agreement, dated as of October 12, 2004, among Simon Property Group, L.P., the Lenders named therein, and the Co-Agents named therein (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2004).
10.2	$2,000,000,000 Credit Agreement, dated as of January 11, 2005, among Simon Property Group, L.P., the Institutions named therein as Lenders and the Institutions named therein as Co-Agents (incorporated by reference to Exhibit 99.1 of Simon Property Group, L.P.'s Current Report on Form 8-K filed on January 18, 2005).
10.3	Form of the Indemnity Agreement between the Registrant and its directors and officers. (incorporated by reference to Exhibit 10.7 of the Form S-4 filed by the Registrant on August 13, 1998 (Reg. No. 333-61399) ).
10.4	Registration Rights Agreement, dated as of September 24, 1998, by and among the Registrant and the persons named therein. (incorporated by reference to Exhibit 4.4 of the Form 8-K filed by the Registrant on October 9, 1998).
10.5	Registration Rights Agreement, dated as of August 27, 1999 by and among the Registrant and the persons named therein (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed March 24, 2004 (Reg. No. 333-113884)).
10.6	Registration Rights Agreement, dated as of November 14, 1997, by and between O'Connor Retail Partners, L.P. and Simon DeBartolo Group, Inc. (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 filed December 7, 2001 (Reg. No. 333-74722)).
10.7*	Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Appendix G to the Registrants' Definitive Proxy Statement on Schedule 14A dated April 7, 2003).
10.8*	Form of Nonqualified Stock Option Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan.

10.9*	Form of Performance-Based Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan.
10.10*	Form of Non-Employee Director Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan.
10.11*	Form of Employment Agreement between Hans C. Mautner and the Registrant (incorporated by reference to Exhibit 10.63 of the Form S-4 filed by Corporate Property Investors, Inc. on August 13, 1998 (Reg. No. 333-61399)).
10.12*	Form of Incentive Stock Option Agreement between the Registrant and Hans C. Mautner pursuant to the Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.59 of the Form S-4 filed by Corporate Property Investors, Inc. on August 13, 1998 (Reg. No. 333-61399)).
10.13*	Form of Nonqualified Stock Option Agreement between the Registrant and Hans C. Mautner pursuant to the Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.61 of the Form S-4 filed by Corporate Property Investors, Inc. on August 13, 1998 (Reg. No. 333-61399)).
10.14*	Employment Agreement dated March 1, 2004 between Simon Global Limited and Hans C. Mautner.
10.15*	Second Amendment to Employment Agreement dated September 23, 1998, dated as of March 1, 2004, between Hans C. Mautner and Simon Property Group Administrative Services Partnership, L.P.
10.16*	Secondment Agreement dated March 1, 2004 among Simon Property Group Administrative Services Partnership, L.P., European Retail Enterprises B.V./S.a.r.l. and Hans Mautner.
10.17*	Tax Indemnity Letter Agreement dated March 1, 2004 between the Registrant and Hans C. Mautner.
10.18*	Employment Agreement between Richard S. Sokolov, the Registrant, and Simon Property Group Administrative Services Partnership, L.P. Dated March 26, 1996 (incorporated by reference to Exhibit 10.12 of the 2000 Form 10-K filed by the Registrant).
10.19*	Description of Director and Executive Compensation Agreements.
10.20	Voting Agreement dated as of June 20, 2004 among the Registrant, Simon Property Group, L.P., and certain holders of shares of common stock of Chelsea Property Group, Inc. and/or common units of CPG Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed June 22, 2004).
12.1	Statement regarding computation of ratios.
13.1	Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements of the Registrant as contained in the Registrant's 2004 Annual Report to Stockholders.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Alton Square, Alton, IL	$—	$154	$7,641	$—	$10,717	$154	$18,358	$18,512	$6,669	1993 (Note 4)
Anderson Mall, Anderson, SC	29,414	1,712	15,227	1,363	8,800	3,075	24,027	27,102	8,575	1972
Arsenal Mall, Watertown, MA	34,153	15,505	47,680	—	1,140	15,505	48,820	64,325	7,282	1999 (Note 4)
Aurora Mall, Aurora, CO	—	11,400	55,692	6	32,057	11,406	87,749	99,155	15,223	1998 (Note 4)
Bangor Mall, Bangor, ME	23,427	5,544	59,567	—	4,421	5,544	63,988	69,532	4,259	2004 (Note 5)
Barton Creek Square, Austin, TX	—	2,903	20,699	7,983	52,831	10,886	73,530	84,416	23,611	1981
Battlefield Mall, Springfield, MO	100,000	3,919	27,231	3,225	45,891	7,144	73,122	80,266	29,667	1970
Bay Park Square, Green Bay, WI	—	6,358	25,623	4,133	21,393	10,491	47,016	57,507	9,887	1980
Biltmore Square, Asheville, NC	26,000	6,641	23,582	—	1,539	6,641	25,121	31,762	7,321	1989
Bowie Town Center, Bowie, MD	—	2,710	65,044	235	5,756	2,945	70,800	73,745	9,791	2001
Boynton Beach Mall, Boynton Beach, FL	—	22,240	79,144	—	14,782	22,240	93,926	116,166	21,083	1985
Brea Mall, Brea, CA	—	39,500	209,202	—	13,657	39,500	222,859	262,359	39,976	1998 (Note 4)
Broadway Square, Tyler, TX	—	11,470	32,439	—	8,168	11,470	40,607	52,077	12,197	1994 (Note 4)
Brunswick Square, East Brunswick, NJ	86,000	8,436	55,838	—	23,595	8,436	79,433	87,869	19,815	1973
Burlington Mall, Burlington, MA	—	46,600	303,618	—	15,704	46,600	319,322	365,922	55,786	1998 (Note 4)
Castleton Square, Indianapolis, IN	—	26,250	98,287	2,500	31,026	28,750	129,313	158,063	30,769	1972
Century III Mall, West Mifflin, PA	86,827	17,380	102,364	10	7,528	17,390	109,892	127,282	38,180	1979
Charlottesville Fashion Square, Charlottesville, VA	—	—	54,738	—	12,062	—	66,800	66,800	13,777	1997 (Note 4)
Chautauqua Mall, Lakewood, NY	—	3,257	9,641	—	15,616	3,257	25,257	28,514	7,781	1971
Cheltenham Square, Philadelphia, PA	54,941	14,206	43,699	—	4,678	14,206	48,377	62,583	12,589	1981
Chesapeake Square, Chesapeake, VA	73,000	11,534	70,461	—	5,646	11,534	76,107	87,641	21,647	1989
Cielo Vista Mall, El Paso, TX	85,976	1,307	18,512	608	24,685	1,915	43,197	45,112	23,046	1974
College Mall, Bloomington, IN	46,756	1,003	16,245	722	30,603	1,725	46,848	48,573	17,591	1965
Columbia Center, Kennewick, WA	—	18,285	66,580	—	8,232	18,285	74,812	93,097	17,648	1987
Copley Place, Boston, MA	177,677	147	378,045	—	6,782	147	384,827	384,974	27,014	2002 (Note 4)
Coral Square, Coral Springs, FL	87,962	13,556	93,630	—	2,192	13,556	95,822	109,378	26,571	1984
Cordova Mall, Pensacola, FL	—	18,626	73,091	7,321	13,500	25,947	86,591	112,538	16,794	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	—	10,414	69,958	—	162	10,414	70,120	80,534	21,324	1996
Crossroads Mall, Omaha, NE	43,608	881	37,263	409	30,563	1,290	67,826	69,116	21,097	1994 (Note 4)
Crystal River Mall, Crystal River, FL	15,707	5,661	20,241	—	4,570	5,661	24,811	30,472	5,796	1990
DeSoto Square, Bradenton, FL	64,153	9,380	52,723	—	6,990	9,380	59,713	69,093	15,677	1973
Eastland Mall, Tulsa, OK	—	3,124	6,035	518	6,986	3,642	13,021	16,663	13,876	1986
Edison Mall, Fort Myers, FL	—	11,529	107,350	—	6,231	11,529	113,581	125,110	24,137	1997 (Note 4)
Fashion Mall at Keystone, The, Indianapolis, IN	59,594	—	120,579	—	15,919	—	136,498	136,498	27,813	1997 (Note 4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Forest Mall, Fond Du Lac, WI	17,463	728	4,491	—	7,825	728	12,316	13,044	5,471	1973
Forum Shops at Caesars, The, Las Vegas, NV	550,000	—	276,378	—	186,986	—	463,364	463,364	42,749	1992
Great Lakes Mall, Mentor, OH	—	12,304	100,362	432	7,888	12,736	108,250	120,986	27,210	1961
Greenwood Park Mall, Greenwood, IN	87,226	2,559	23,445	5,277	72,451	7,836	95,896	103,732	30,771	1979
Gulf View Square, Port Richey, FL	33,402	13,690	39,991	2,023	17,525	15,713	57,516	73,229	13,671	1980
Haywood Mall, Greenville, SC	—	11,585	133,893	6	4,263	11,591	138,156	149,747	34,858	1998 (Note 4)
Independence Center, Independence, MO	—	5,042	45,798	2	26,688	5,044	72,486	77,530	19,678	1994 (Note 4)
Ingram Park Mall, San Antonio, TX	81,527	733	17,163	169	17,670	902	34,833	35,735	15,907	1979
Irving Mall, Irving, TX	—	6,737	17,479	2,533	31,308	9,270	48,787	58,057	23,623	1971
Jefferson Valley Mall, Yorktown Heights, NY.	—	4,868	30,304	—	20,774	4,868	51,078	55,946	17,165	1983
Knoxville Center, Knoxville, TN	61,737	5,006	21,965	3,712	34,203	8,718	56,168	64,886	20,028	1984
La Plaza Mall, McAllen, TX	—	1,375	9,828	6,569	31,790	7,944	41,618	49,562	13,080	1976
Lafayette Square, Indianapolis, IN	—	14,251	54,589	50	12,977	14,301	67,566	81,867	21,295	1968
Laguna Hills Mall, Laguna Hills, CA	—	28,074	55,689	—	5,709	28,074	61,398	89,472	13,580	1997 (Note 4)
Lakeline Mall, Austin, TX	67,455	10,383	81,568	14	1,285	10,397	82,853	93,250	22,015	1995
Lenox Square, Atlanta, GA	—	38,213	492,411	—	8,309	38,213	500,720	538,933	89,695	1998 (Note 4)
Lima Mall, Lima, OH	—	7,910	35,338	—	8,372	7,910	43,710	51,620	12,464	1965
Lincolnwood Town Center, Lincolnwood, IL	—	7,907	63,480	28	6,645	7,935	70,125	78,060	25,034	1990
Livingston Mall, Livingston, NJ	—	30,200	105,250	—	8,127	30,200	113,377	143,577	21,029	1998 (Note 4)
Longview Mall, Longview, TX	32,681	259	3,567	124	6,669	383	10,236	10,619	4,086	1978
Maplewood Mall, Minneapolis, MN	—	17,119	80,758	—	7,243	17,119	88,001	105,120	7,737	2002 (Note 4)
Markland Mall, Kokomo, IN	23,122	—	7,568	—	7,495	—	15,063	15,063	5,837	1968
McCain Mall, N. Little Rock, AR	39,952	—	9,515	—	9,445	—	18,960	18,960	11,766	1973
Melbourne Square, Melbourne, FL	—	15,762	55,891	2,963	14,783	18,725	70,674	89,399	15,430	1982
Menlo Park Mall, Edison, NJ	—	65,684	223,252	—	20,787	65,684	244,039	309,723	50,830	1997 (Note 4)
Midland Park Mall, Midland, TX	33,756	687	9,213	—	9,466	687	18,679	19,366	8,727	1980
Miller Hill Mall, Duluth, MN	—	2,537	18,092	—	20,924	2,537	39,016	41,553	16,427	1973
Montgomery Mall, Montgomeryville, PA	95,264	27,377	86,343	—	921	27,377	87,264	114,641	6,645	2004 (Note 5)
Muncie Mall, Muncie, IN	—	172	5,833	52	24,443	224	30,276	30,500	10,338	1970
Nanuet Mall, Nanuet, NY	—	27,310	162,993	—	2,323	27,310	165,316	192,626	34,324	1998 (Note 4)
North East Mall, Hurst, TX	140,000	128	14,124	19,010	142,179	19,138	156,303	175,441	36,812	1971
Northfield Square Mall, Bourbonnais, IL	31,553	362	53,396	—	46	362	53,442	53,804	23,575	2004 (Note 5)
Northgate Mall, Seattle, WA	—	27,411	115,992	—	30,985	27,411	146,977	174,388	27,807	1987
Northlake Mall, Atlanta, GA	71,221	33,400	98,035	—	3,385	33,400	101,420	134,820	22,547	1998 (Note 4)
Northwoods Mall, Peoria, IL	—	1,193	12,779	2,451	29,791	3,644	42,570	46,214	19,388	1983
Oak Court Mall, Memphis, TN	—	15,673	57,304	—	5,461	15,673	62,765	78,438	13,623	1997 (Note 4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Ocean County Mall, Toms River, NJ	—	20,404	124,945	—	18,396	20,404	143,341	163,745	24,078	1998 (Note 4)
Orange Park Mall, Orange Park, FL	—	13,345	65,121	—	19,673	13,345	84,794	98,139	24,892	1994 (Note 4)
Orland Square, Orland Park, IL	—	35,514	129,906	—	14,624	35,514	144,530	180,044	30,107	1997 (Note 4)
Oxford Valley Mall, Langhorne, PA	84,397	24,544	100,287	—	286	24,544	100,573	125,117	23,927	2003 (Note 4)
Paddock Mall, Ocala, FL	26,566	11,198	39,727	—	7,598	11,198	47,325	58,523	10,750	1980
Palm Beach Mall, West Palm Beach, FL	53,999	11,962	112,741	—	37,287	11,962	150,028	161,990	46,433	1967
Penn Square Mall, Oklahoma City, OK	70,305	2,043	155,958	—	17,154	2,043	173,112	175,155	21,299	2002 (Note 4)
Pheasant Lane Mall, Nashua, NH	—	3,902	155,068	—	360	3,902	155,428	159,330	29,391	2004 (Note 5)
Phipps Plaza, Atlanta, GA	—	19,200	210,610	—	13,505	19,200	224,115	243,315	40,299	1998 (Note 4)
Plaza Carolina, Carolina, PR	257,730	15,489	279,395	—	187	15,489	279,582	295,071	4,699	2004 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	52,877	5,561	58,570	—	11,728	5,561	70,298	75,859	18,447	1989
Prien Lake Mall, Lake Charles, LA	—	1,842	2,813	3,091	41,780	4,933	44,593	49,526	15,072	1972
Raleigh Springs Mall, Memphis, TN	10,877	9,137	28,604	—	12,069	9,137	40,673	49,810	12,838	1971
Richardson Square Mall, Richardson, TX	—	4,532	6,329	1,268	11,510	5,800	17,839	23,639	5,931	1977
Richmond Town Square, Richmond Heights, OH	47,413	2,600	12,112	—	60,048	2,600	72,160	74,760	21,937	1966
River Oaks Center, Calumet City, IL	—	30,884	101,224	—	6,490	30,884	107,714	138,598	22,292	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	—	45,626	212,257	27	8,942	45,653	221,199	266,852	39,257	1998 (Note 4)
Rolling Oaks Mall, San Antonio, TX	—	2,180	38,609	—	10,385	2,180	48,994	51,174	19,337	1988
Roosevelt Field, Garden City, NY	—	164,058	702,008	2,117	13,700	166,175	715,708	881,883	127,264	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	—	23,541	90,203	—	24,169	23,541	114,372	137,913	34,756	1986
Santa Rosa Plaza, Santa Rosa, CA	—	10,400	87,864	—	5,016	10,400	92,880	103,280	17,270	1998 (Note 4)
Shops at Mission Viejo Mall, Mission Viejo, CA	—	9,139	54,445	7,491	143,596	16,630	198,041	214,671	45,125	1979
South Hills Village, Pittsburgh, PA	—	23,445	125,840	—	11,884	23,445	137,724	161,169	27,373	1997 (Note 4)
South Shore Plaza, Braintree, MA	—	101,200	301,495	—	10,731	101,200	312,226	413,426	55,991	1998 (Note 4)
Southern Park Mall, Boardman, OH	—	16,982	77,767	97	20,467	17,079	98,234	115,313	25,529	1970
Southgate Mall, Yuma, AZ	—	1,817	7,974	—	3,598	1,817	11,572	13,389	5,249	1988
SouthPark Mall, Charlotte, NC	—	32,141	188,004	100	98,403	32,241	286,407	318,648	22,559	2002 (Note 4)
St Charles Towne Center, Waldorf, MD	—	7,710	52,934	1,180	12,772	8,890	65,706	74,596	26,988	1990
Standford Shopping Center, Palo Alto, CA	220,000	—	339,537	—	480	—	340,017	340,017	14,817	2003 (Note 4)
Summit Mall, Akron, OH	—	15,374	51,137	—	17,541	15,374	68,678	84,052	16,934	1965

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Sunland Park Mall, El Paso, TX	36,647	2,896	28,900	—	5,722	2,896	34,622	37,518	15,699	1988
Tacoma Mall, Tacoma, WA	130,308	37,803	125,826	—	21,602	37,803	147,428	185,231	35,451	1987
Tippecanoe Mall, Lafayette, IN	—	2,897	8,474	5,517	42,705	8,414	51,179	59,593	23,330	1973
Town Center at Boca Raton, Boca Raton, FL	—	64,200	307,425	—	78,053	64,200	385,478	449,678	67,048	1998 (Note 4)
Towne East Square, Wichita, KS	70,474	8,525	18,479	2,042	25,231	10,567	43,710	54,277	20,935	1975
Towne West Square, Wichita, KS	53,366	972	21,203	76	7,552	1,048	28,755	29,803	13,760	1980
Treasure Coast Square, Jensen Beach, FL	61,990	11,124	73,077	3,067	18,750	14,191	91,827	106,018	22,426	1987
Trolley Square, Salt Lake City, UT	28,918	4,739	27,600	435	11,074	5,174	38,674	43,848	15,269	1986
Tyrone Square, St. Petersburg, FL	—	15,638	120,962	—	16,670	15,638	137,632	153,270	33,156	1972
University Mall, Little Rock, AR	—	123	17,411	—	728	123	18,139	18,262	8,762	1967
University Mall, Pensacola, FL	—	4,554	26,657	—	4,110	4,554	30,767	35,321	9,983	1994
University Park Mall, Mishawaka, IN	58,189	15,105	61,100	—	14,693	15,105	75,793	90,898	72,940	1996 (Note 4)
Upper Valley Mall, Springfield, OH	47,904	8,421	38,745	—	3,625	8,421	42,370	50,791	11,255	1979
Valle Vista Mall, Harlingen, TX	38,284	1,398	17,159	372	11,224	1,770	28,383	30,153	12,170	1983
Virginia Center Commons, Glen Allen, VA	—	9,764	50,547	4,149	7,136	13,913	57,683	71,596	15,850	1991
Walt Whitman Mall, Huntington Station, NY	—	51,700	111,258	3,789	34,377	55,489	145,635	201,124	35,703	1998 (Note 4)
Washington Square, Indianapolis, IN	30,693	16,812	41,248	100	25,197	16,912	66,445	83,357	17,355	1974
West Ridge Mall, Topeka, KS	68,711	5,453	34,132	197	6,579	5,650	40,711	46,361	16,161	1988
Westminster Mall, Westminster, CA	—	43,464	84,709	—	13,532	43,464	98,241	141,705	18,010	1998 (Note 4)
White Oaks Mall, Springfield, IL	48,563	3,024	35,692	2,413	27,232	5,437	62,924	68,361	18,219	1977
Wolfchase Galleria, Memphis, TN	73,292	16,470	128,276	—	8,472	16,470	136,748	153,218	24,293	2002 (Note 4)
Woodland Hills Mall, Tulsa, OK	84,180	34,211	187,498	—	135	34,211	187,633	221,844	14,842	2004 (Note 5)
Premium Outlets
Albertville Premium Outlets, Albertville, MN	—	4,806	87,686	—	—	4,806	87,686	92,492	763	2004 (Note 4)
Allen Premium Outlets, Allen, TX	—	14,187	50,719	—	3,548	14,187	54,267	68,454	624	2004 (Note 4)
Aurora Farms Premium Outlets, Aurora, OH	—	2,627	32,442	—	248	2,627	32,690	35,317	504	2004 (Note 4)
Camarillo Premium Outlets, Camarillo, CA	—	22,562	200,271	—	222	22,562	200,493	223,055	1,554	2004 (Note 4)
Carlsbad Premium Outlets, Carlsbad, CA	—	13,890	158,874	—	7	13,890	158,881	172,771	1,267	2004 (Note 4)
Carolina Premium Outlets, Smithfield, NC	20,681	3,463	60,935	—	63	3,463	60,998	64,461	677	2004 (Note 4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Chicago Premium Outlets, Aurora, IL	—	886	115,360	—	209	886	115,569	116,455	2,114	2004 (Note 4)
Clinton Crossings Premium Outlets, Clinton, CT	—	2,272	98,534	26	66	2,298	98,600	100,898	923	2004 (Note 4)
Columbia Gorge Premium Outlets, Troutdale, OR	—	7,990	21,007	—	3	7,990	21,010	29,000	276	2004 (Note 4)
Desert Hills Premium Outlets, Cabazon, CA	—	3,643	319,179	—	10	3,643	319,189	322,832	2,321	2004 (Note 4)
Edinburgh Premium Outlet, Edinburgh, IN	—	3,124	48,077	—	396	3,124	48,473	51,597	493	2004 (Note 4)
Folsom Premium Outlets, Folsom, CA	—	9,390	50,893	—	18	9,390	50,911	60,301	536	2004 (Note 4)
Gilroy Premium Outlets, Gilroy, CA	67,242	10,542	168,823	—	256	10,542	169,079	179,621	1,322	2004 (Note 4)
Kittery Premium Outlets, Kittery, ME	11,132	466	53,077	—	—	466	53,077	53,543	394	2004 (Note 4)
Las Vegas Premium Outlets, Las Vegas, NV	—	25,986	138,273	—	—	25,986	138,273	164,259	4,777	2004 (Note 4)
Leesburg Corner Premium Outlets, Leesburg, VA	—	7,456	143,699	—	490	7,456	144,189	151,645	1,436	2004 (Note 4)
Liberty Village Premium Outlets, Flemington, NJ	—	6,295	34,723	—	435	6,295	35,158	41,453	390	2004 (Note 4)
Lighthouse Place Premium Outlets, Michigan City, IN	46,399	7,018	93,640	—	13	7,018	93,653	100,671	854	2004 (Note 4)
Napa Premium Outlets, Napa, CA	—	11,952	45,280	—	—	11,952	45,280	57,232	414	2004 (Note 4)
North Georgia Premium Outlets, Dawsonville, GA	—	4,433	122,182	—	149	4,433	122,331	126,764	1,129	2004 (Note 4)
Orlando Premium Outlets, Orlando, FL	—	14,924	288,018	—	82	14,924	288,100	303,024	1,923	2004 (Note 4)
Osage Beach Premium Outlets, Osage Beach, MO	—	9,965	87,258	—	149	9,965	87,407	97,372	775	2004 (Note 4)
Patriot Plaza, Williamsburg, VA	—	1,576	4,381	—	320	1,576	4,701	6,277	46	2004 (Note 4)
Petaluma Village Premium Outlets, Petaluma, CA	—	22,446	11,276	—	523	22,446	11,799	34,245	115	2004 (Note 4)
St. Augustine Premium Outlets, St. Augustine, FL	—	6,371	59,111	—	195	6,371	59,306	65,677	525	2004 (Note 4)
The Crossings Premium Outlets, Tannersville, PA	59,127	8,557	145,938	—	4,186	8,557	150,124	158,681	990	2004 (Note 4)
Vacaville Premium Outlets, Vacaville, CA	—	9,891	75,185	—	277	9,891	75,462	85,353	770	2004 (Note 4)
Waikele Premium Outlets, Waipahu, HI	—	23,737	69,900	—	91	23,737	69,991	93,728	600	2004 (Note 4)
Waterloo Premium Outlets, Waterloo, NY	37,370	3,511	75,953	—	373	3,511	76,326	79,837	670	2004 (Note 4)
Woodbury Common Premium Outlets, Central Valley, NY	—	10,712	801,372	—	172	10,712	801,544	812,256	1,920	2004 (Note 4)
Wrentham Village Premium Outlets, Wrentham, MA	—	5,030	266,467	—	330	5,030	266,797	271,827	885	2004 (Note 4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Community Shopping Centers
Arboretum, The, Austin, TX	—	7,640	36,778	71	6,318	7,711	43,096	50,807	7,779	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	28,337	8,748	26,184	—	6,750	8,748	32,934	41,682	9,871	1987
Boardman Plaza, Youngstown, OH	23,598	7,443	23,801	—	9,996	7,443	33,797	41,240	8,421	1951
Brightwood Plaza, Indianapolis, IN	—	65	128	—	289	65	417	482	231	1965
Celina Plaza, El Paso, TX	—	138	815	—	107	138	922	1,060	430	1978
Charles Towne Square, Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	3,442	1976
Chesapeake Center, Chesapeake, VA	6,563	5,352	12,279	—	275	5,352	12,554	17,906	3,022	1989
Countryside Plaza, Countryside, IL	—	411	8,507	2,569	2,014	2,980	10,521	13,501	4,422	1977
Dare Centre, Kill Devil Hills, NC	1,722	—	5,202	—	—	—	5,202	5,202	28	2004 (Note 4)
DeKalb Plaza, King of Prussia, PA	3,499	1,955	3,405	—	845	1,955	4,250	6,205	685	2003 (Note 4)
Eastland Plaza, Tulsa, OK	—	651	3,680	—	84	651	3,764	4,415	1,378	1986
Forest Plaza, Rockford, IL	15,542	4,132	16,818	453	1,761	4,585	18,579	23,164	5,804	1985
Gateway Shopping Center, Austin, TX	86,000	24,549	80,585	—	7,034	24,549	87,619	112,168	2,351	2004 (Note 4)
Great Lakes Plaza, Mentor, OH	—	1,028	2,025	—	3,630	1,028	5,655	6,683	1,906	1976
Greenwood Plus, Greenwood, IN	—	1,131	1,792	—	3,735	1,131	5,527	6,658	1,938	1979
Griffith Park Plaza, Griffith, IN	—	—	2,412	1,664	515	1,664	2,927	4,591	1,818	1979
Grove at Lakeland Square, The, Lakeland, FL	3,750	5,237	6,016	—	1,049	5,237	7,065	12,302	2,234	1988
Henderson Square, King of Prussia, PA	15,453	4,223	15,124	—	—	4,223	15,124	19,347	1,005	2003 (Note 4)
Highland Lakes Center, Orlando, FL	16,097	7,138	25,284	—	769	7,138	26,053	33,191	6,777	1991
Ingram Plaza, San Antonio, TX	—	421	1,802	4	21	425	1,823	2,248	981	1980
Keystone Shoppes, Indianapolis, IN	—	—	4,232	—	893	—	5,125	5,125	1,029	1997 (Note 4)
Knoxville Commons, Knoxville, TN	—	3,731	5,345	—	1,730	3,731	7,075	10,806	2,993	1987
Lake Plaza, Waukegan, IL	—	2,577	6,420	—	802	2,577	7,222	9,799	2,255	1986
Lake View Plaza, Orland Park, IL	20,660	4,775	17,543	—	10,075	4,775	27,618	32,393	7,257	1986
Lakeline Plaza, Austin, TX	22,651	5,822	30,875	—	6,957	5,822	37,832	43,654	8,030	1998
Lima Center, Lima, OH	—	1,808	5,151	—	4,685	1,808	9,836	11,644	2,046	1978
Lincoln Crossing, O'Fallon, IL	3,127	674	2,192	—	467	674	2,659	3,333	791	1990
Lincoln Plaza, King of Prussia, PA	—	—	21,299	—	710	—	22,009	22,009	4,778	2003 (Note 4)
MacGregor Village, Cary, NC	6,926	645	5,059	—	3	645	5,062	5,707	29	2004 (Note 4)
Mall of Georgia Crossing, Mill Creek, GA	32,575	9,506	33,071	—	49	9,506	33,120	42,626	5,572	2004 (Note 5)
Markland Plaza, Kokomo, IN	—	206	738	—	5,860	206	6,598	6,804	1,182	1974
Martinsville Plaza, Martinsville, VA	—	—	584	—	328	—	912	912	630	1967
Matteson Plaza, Matteson, IL	9,098	1,830	9,737	—	2,328	1,830	12,065	13,895	4,275	1988

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Muncie Plaza, Muncie, IN	7,866	267	10,509	87	303	354	10,812	11,166	2,475	1998
New Castle Plaza, New Castle, IN	—	128	1,621	—	1,435	128	3,056	3,184	1,347	1966
North Ridge Plaza, Joliet, IL	—	2,831	7,699	—	880	2,831	8,579	11,410	2,933	1985
North Ridge Shopping Center, Raleigh, NC	8,459	570	6,508	—	24	570	6,532	7,102	32	2004 (Note 4)
Northland Plaza, Columbus, OH	—	4,490	8,893	—	1,308	4,490	10,201	14,691	3,787	1988
Northwood Plaza, Fort Wayne, IN	—	148	1,414	—	1,271	148	2,685	2,833	1,233	1974
Park Plaza, Hopkinsville, KY	—	300	1,572	—	225	300	1,797	2,097	1,395	1968
Regency Plaza, St. Charles, MO	4,264	616	4,963	—	368	616	5,331	5,947	1,544	1988
Rockaway Convenience Center, Rockaway, NJ	—	5,149	26,435	—	4,668	5,149	31,103	36,252	3,105	1998 (Note 4)
St. Charles Towne Plaza, Waldorf, MD	27,294	8,524	18,993	—	1,146	8,524	20,139	28,663	6,800	1987
Shops at North East Mall, The, Hurst, TX	—	12,541	28,177	402	7,130	12,943	35,307	48,250	7,988	1999
Teal Plaza, Lafayette, IN	—	99	878	—	2,930	99	3,808	3,907	1,370	1962
Terrace at the Florida Mall, Orlando, FL	4,688	2,150	7,623	—	1,812	2,150	9,435	11,585	1,936	1989
Tippecanoe Plaza, Lafayette, IN	—	—	745	234	4,957	234	5,702	5,936	2,204	1974
University Center, Mishawaka, IN	—	2,388	5,214	—	2,529	2,388	7,743	10,131	6,257	1980
Wabash Village, West Lafayette, IN	—	—	976	—	274	—	1,250	1,250	693	1970
Washington Plaza, Indianapolis, IN	—	941	1,697	—	308	941	2,005	2,946	2,302	1976
Waterford Lakes Town Center, Orlando, FL	—	8,679	72,836	—	12,298	8,679	85,134	93,813	17,227	1999
West Ridge Plaza, Topeka, KS	5,498	1,376	4,560	—	1,352	1,376	5,912	7,288	1,903	1988
White Oaks Plaza, Springfield, IL	16,775	3,169	14,267	—	767	3,169	15,034	18,203	4,678	1986
Other Properties
Las Vegas Outlet Center, Las Vegas, NV	21,789	13,860	183,961	—	—	13,860	183,961	197,821	1,064	2004 (Note 4)
O'Hare International Center, Rosemont, IL	—	125	47,482	—	14,127	125	61,609	61,734	19,762	1988
Riverway, Rosemont, IL	110,000	8,723	106,478	16	13,420	8,739	119,898	128,637	40,708	1991 (Note 4)
Other Retail	26,238	16,016	204,648	—	582	16,016	205,230	221,246	1,305	2004 (Note 4)
Development Projects
Wolf Ranch, Georgetown, TX	—	23,539	21,473	—	—	23,539	21,473	45,012	—	2004
St. Johns Town Center, Jacksonville, FL	100,022	17,858	96,021	—	—	17,858	96,021	113,879	—	2004
Firewheel Town Center, Garland, TX	—	12,154	42,111	—	—	12,154	42,111	54,265	—	2004
Rockaway Plaza, Rockaway, NJ	—	—	1,748	—	—	—	1,748	1,748	—	2004
Seattle Premium Outlets, Tulalip, WA	—	3,875	42,660	—	—	3,875	42,660	46,535	—	2004 (Note 4)
Other pre-development costs	—	131,649	15,237	—	—	131,649	15,237	146,886	—
Other	—	5,960	8,510	668	337	6,628	8,847	15,475	2,230

	$4,987,679	$2,493,003	$15,912,701	$118,540	$2,558,338	$2,611,543	$18,471,039	$21,082,582	$3,066,604

Simon Property Group, Inc. and Subsidiaries
Notes to Schedule III as of December 31, 2004
(Dollars in thousands)

(1)    Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Balance, beginning of year	$14,834,443	$14,129,739	$13,095,005
Acquisitions and consolidations	5,753,600	761,179	1,107,581
Improvements	624,610	377,548	208,257
Disposals and abandonments	(112,071)	(434,023)	(281,104)
Impairment write-down	(18,000)	—	—

Balance, close of year	$21,082,582	$14,834,443	$14,129,739

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2004 was $14,040,242.

(2)    Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Balance, beginning of year	$2,482,955	$2,168,281	$1,827,140
Acquisitions and consolidations (5)	76,121	21,111	16,491
Depreciation expense	545,882	461,546	417,064
Disposals and abandonments	(38,354)	(167,983)	(92,414)

Balance, close of year	$3,066,604	$2,482,955	$2,168,281

            Depreciation of Simon Property's investment in buildings and improvements reflected in the consolidated statements of operations and comprehensive income is calculated over the estimated original lives of the assets as follows:

•
Buildings and Improvements — typically 10 - 35 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.

•
Tenant Inducements — shorter of lease term or useful life.

(3)
Initial cost generally represents net book value at December 20, 1993 except for acquired properties and new developments after December 20, 1993. Costs of disposals of property are first reflected as a reduction to cost capitalized subsequent to acquisition. Property initial cost for properties acquired during 2004 are preliminary until purchase price allocations are finalized.

(4)
Not developed/constructed by Simon Property or its predecessors. The date of construction represents acquisition date.

(5)
Property initial cost for these properties is the cost at the date of consolidation for properties previously accounted for under the equity method of accounting. Accumulated depreciation amounts for properties consolidated which were previously accounted for under the equity method of accounting include the minority interest holders' portion of accumulated depreciation.

Printed on recycled paper	Form No. 161-0000603

QuickLinks

TABLE OF CONTENTS
Part I
Item 1. Business
Mortgage and Other Debt on Portfolio Properties As of December 31, 2004 (Dollars in thousands)
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for the Registrant's Common Equity, and Related Stockholder Matters, and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Qualitative and Quantitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
  SCHEDULE III
Simon Property Group, Inc. and Subsidiaries Real Estate and Accumulated Depreciation December 31, 2004 (Dollars in thousands)
  SCHEDULE III
Simon Property Group, Inc. and Subsidiaries Real Estate and Accumulated Depreciation December 31, 2004 (Dollars in thousands)
  SCHEDULE III
Simon Property Group, Inc. and Subsidiaries Real Estate and Accumulated Depreciation December 31, 2004 (Dollars in thousands)
  SCHEDULE III
Simon Property Group, Inc. and Subsidiaries Real Estate and Accumulated Depreciation December 31, 2004 (Dollars in thousands)
  SCHEDULE III
Simon Property Group, Inc. and Subsidiaries Real Estate and Accumulated Depreciation December 31, 2004 (Dollars in thousands)
  SCHEDULE III
Simon Property Group, Inc. and Subsidiaries Real Estate and Accumulated Depreciation December 31, 2004 (Dollars in thousands)
  SCHEDULE III
Simon Property Group, Inc. and Subsidiaries Real Estate and Accumulated Depreciation December 31, 2004 (Dollars in thousands)