Form 10-Q
period 2005-03-31
SIMON PROPERTY GROUP INC /DE/
filed 2005-05-06
CIK 1063761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES    ☒        NO    ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).            YES    ☒        NO    ☐

As of March 31, 2005, 219,657,324 shares of common stock, par value $0.0001 per share, 8,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding.

SIMON PROPERTY GROUP, INC.

FORM 10-Q

INDEX

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	March 31, 2005	December 31, 2004
ASSETS:
Investment properties, at cost	$21,246,010	$21,253,761
Less — accumulated depreciation	3,327,986	3,162,523

	17,918,024	18,091,238
Cash and cash equivalents	283,529	520,084
Tenant receivables and accrued revenue, net	319,925	361,590
Investment in unconsolidated entities, at equity	1,828,925	1,920,983
Deferred costs and other assets	1,166,276	1,176,124

Total assets	$21,516,679	$22,070,019

LIABILITIES:
Mortgages and other indebtedness	$14,528,797	$14,586,393
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,001,382	1,113,645
Cash distributions and losses in partnerships and joint ventures, at equity	45,573	37,739
Other liabilities, minority interest and accrued dividends	159,366	311,592

Total liabilities	15,735,118	16,049,369

COMMITMENTS AND CONTINGENCIES
LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIP	933,898	965,204
LIMITED PARTNERS' PREFERRED INTEREST IN THE
OPERATING PARTNERSHIP	409,463	412,840
STOCKHOLDERS' EQUITY:
CAPITAL STOCK (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):
All series of preferred stock, 100,000,000 shares authorized, 25,434,967 issued and outstanding, with Liquidation values of $1,071,748	1,070,157	1,062,687
Common stock, $.0001 par value, 400,000,000 shares authorized, 223,653,979 and 222,710,350 issued and outstanding, respectively	23	23
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 8,000 issued and outstanding	—	—
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—
Capital in excess of par value	5,001,486	4,993,698
Accumulated deficit	(1,432,819)	(1,335,436)
Accumulated other comprehensive income	14,609	16,365
Unamortized restricted stock award	(43,242)	(21,813)
Common stock held in treasury at cost, 4,008,655 and 2,415,855 shares, respectively	(172,014)	(72,918)

Total stockholders' equity	4,438,200	4,642,606

Total liabilities and stockholders' equity	$21,516,679	$22,070,019

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2005	2004
REVENUE:
Minimum rent	$472,236	$354,091
Overage rent	13,339	9,464
Tenant reimbursements	214,608	173,451
Management fees and other revenues	19,680	17,913
Other income	37,009	27,209

Total revenue	756,872	582,128

EXPENSES:
Property operating	103,027	84,352
Depreciation and amortization	213,869	137,085
Real estate taxes	73,994	60,081
Repairs and maintenance	28,689	22,325
Advertising and promotion	18,180	12,610
Provision for credit losses	1,975	3,401
Home and regional office costs	27,190	20,965
General and administrative	3,792	3,561
Other	10,902	8,893

Total operating expenses	481,618	353,273

OPERATING INCOME	275,254	228,855
Interest expense	197,636	153,386

Income before minority interest	77,618	75,469
Minority interest	(3,307)	(861)
Gain (loss) on sales of assets and other, net	10,473	(13,500)
Income tax expense of taxable REIT subsidiaries	(4,686)	(2,010)

Income before unconsolidated entities	80,098	59,098
Income from unconsolidated entities	17,927	17,072

Income from continuing operations	98,025	76,170
Results of operations from discontinued operations	(62)	(594)
Gain on disposal or sale of discontinued operations, net	88	91

Income before allocation to limited partners	98,051	75,667
LESS:
Limited partners' interest in the Operating Partnership	15,663	14,575
Preferred distributions of the Operating Partnership	6,924	4,905

NET INCOME	75,464	56,187
Preferred dividends	(18,397)	(7,836)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$57,067	$48,351

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.26	$0.24
Discontinued operations	—	—

Net income	$0.26	$0.24

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.26	$0.24
Discontinued operations	-	-

Net income	$0.26	$0.24

Net Income	$75,464	$56,187
Unrealized gain on interest rate hedge agreements	577	726
Net loss on derivative instruments reclassified from accumulated other comprehensive income into interest expense	(480)	(1,305)
Currency translation adjustment	(1,490)	4,049
Other (loss) income	(363)	184

Comprehensive Income	$73,708	$59,841

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,464	$56,187
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	203,138	141,191
Gain on sales of assets and other, net	(10,473)	13,500
Loss (gain) on disposal or sale of discontinued operations, net	(88)	(91)
Limited partners' interest in the Operating Partnership	15,663	14,575
Preferred distributions of the Operating Partnership	6,924	4,905
Straight-line rent	(4,164)	(1,517)
Minority interest	3,307	861
Minority interest distributions	(7,195)	(2,963)
Equity in income of unconsolidated entities	(17,927)	(17,072)
Distributions of income from unconsolidated entities	22,515	18,870
Changes in assets and liabilities —
Tenant receivables and accrued revenue	43,940	50,564
Deferred costs and other assets	(8,263)	(25,498)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(213,627)	(168,344)

Net cash provided by operating activities	109,214	85,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(95,946)
Capital expenditures, net	(171,273)	(102,700)
Cash impact from the consolidation and de-consolidation of properties	(9,479)	2,507
Net proceeds from sale of partnership interests, and discontinued operations	62,619	—
Investments in unconsolidated entities	(8,020)	(18,727)
Distributions of capital from unconsolidated entities and other	45,410	64,643

Net cash used in investing activities	(80,743)	(150,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock	1,521	3,813
Purchase of preferred stock, limited partner units, and treasury stock	(125,613)	(2,064)
Preferred Stock redemptions	(191)	—
Preferred distributions of the Operating Partnership	(6,924)	(4,905)
Preferred dividends and distributions to stockholders	(172,808)	(139,967)
Distributions to limited partners	(42,448)	(39,384)
Mortgage and other indebtedness proceeds, net of transaction costs	926,767	1,348,286
Mortgage and other indebtedness principal payments	(845,330)	(1,146,590)

Net cash (used in) provided by financing activities	(265,026)	19,189

DECREASE IN CASH AND CASH EQUIVALENTS	(236,555)	(45,866)
CASH AND CASH EQUIVALENTS, beginning of year	520,084	535,623

CASH AND CASH EQUIVALENTS, end of year	$283,529	$489,757

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts and where indicated as in millions or billions)

1.     Organization

            Simon Property Group, Inc. ("Simon Property") is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust ("REIT"). Simon Property Group, L.P. (the "Operating Partnership") is a majority-owned partnership subsidiary of Simon Property that owns all of our real estate properties. In these notes to unaudited consolidated financial statements, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership, and their subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls, Premium Outlet® centers and community/lifestyle centers. As of March 31, 2005, we owned or held an interest in 296 income-producing properties in North America, which consisted of 172 regional malls, 30 Premium Outlet centers, 71 community/lifestyle centers, and 23 other properties in 40 states and Puerto Rico (collectively, the "Properties", and individually, a "Property"). Other properties are properties that include retail space, office space, and/or hotel components.    In addition, we also own interests in twelve parcels of land held for future development (together with the Properties, the "Portfolio"). Finally, we have ownership interests in 51 European shopping centers (in France, Italy, Poland and Portugal), five Premium Outlets in Japan, one Premium Outlet center in Mexico, and one shopping center in Canada.

            M.S. Management Associates, Inc. (the "Management Company") is a wholly-owned subsidiary of the Operating Partnership that provides leasing, management, and development services to most of the Properties. In addition, insurance subsidiaries of the Management Company insure the self-insured retention portion of our general liability program, and the deductible associated with our workers' compensation programs, and provide reinsurance for the primary layer of general liability coverage to our third party maintenance providers while performing services under contract with us. Third party providers provide coverage above the insurance subsidiaries' limits.

2.     Basis of Presentation

            The condensed consolidated financial statements of Simon Property include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. Certain reclassifications have been made to conform prior period amounts to the current presentation. Due to the seasonal nature of certain operational activities, including overage rent revenues and property operating expenses, the results for the interim period ended March 31, 2005 are not necessarily indicative of the results to be obtained for the full fiscal year.

            These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, these accompanying consolidated financial statements do not include all of the disclosures required by GAAP. In our opinion, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the 2004 Form 10-K.

            As of March 31, 2005, of our 354 properties we consolidate 209 wholly owned properties, consolidate 20 additional properties that are less than wholly owned which we control or are the primary beneficiary, and account for 125 properties using the equity method of accounting (joint venture properties). We manage the day-to-day operations of 58 of the 125 joint venture properties. We also account for our interests in two joint ventures that hold ownership interests in the 51 shopping centers in Europe using the equity method of accounting.

            We allocate net operating results of the Operating Partnership after preferred distributions to third parties and Simon Property based on the partners' respective weighted average ownership interests in the Operating Partnership. Our weighted average ownership interest in the Operating Partnership was 78.5% and 76.8% for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and December 31, 2004, our ownership interest in the Operating Partnership was 78.5% and 78.2%, respectively. We adjust the limited partners' interest in the Operating Partnership at the end of each period to reflect their interest in the Operating Partnership.

            Preferred distributions of the Operating Partnership in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units of limited partnership interest.

            We made certain reclassifications of prior period amounts in the financial statements to conform to the 2005 presentation. These reclassifications have no impact on net income previously reported.

3.     Significant Accounting Policies

            Cash and Cash Equivalents

            The balance of our cash and cash equivalents as of March 31, 2005 includes $32.6 million related to our co-branded gift card and gift certificate programs, which we do not consider available for general working capital purposes. During 2005, an independent federal bank began administering the gift card program. As a result, a significant portion of the cash collected from gift card sales, and the related liability for funds that will be owed to retailers which honor a gift card for tender of goods and services, are now held by the outside bank. We collect gift card funds at the point of sale and then remit those funds onto the bank for further processing.

            Deferred Costs and Other Assets

            The following summarizes the recorded amounts, net of related amortization, of deferred costs and other assets on the consolidated balance sheets:

	As of March 31, 2005	As of December 31, 2004
Deferred financing and lease costs, net	$195,275	$180,040
In-place lease intangibles	162,490	173,224
Fair market value of acquired above market lease intangibles	121,065	126,338
Tenant relationship and other intangibles	171,750	176,250
Marketable securities of our captive insurance companies	95,270	95,493
Goodwill	20,098	20,098
Minority interests	54,761	51,412
Prepaids, notes receivable, and other assets	345,567	353,269

	$1,166,276	$1,176,124

            Intangible Assets.    Intangible assets that are included in deferred costs and other assets on the accompanying consolidated balance sheets principally related to amounts allocated as a component of our 2004 acquisitions are based on our preliminary valuations and will be finalized within one year.

            We also recorded intangible liabilities that are included in accounts payable, accrued expenses, intangibles, and deferred revenues on the consolidated balance sheets related to the fair value of below market leases. The unamortized amounts as of March 31, 2005 and December 31, 2004 are $318.9 million and $334.2 million, respectively. The average life of these intangibles approximates 6 years.

            Goodwill.    Goodwill resulted from our merger with Corporate Property Investors, Inc. in 1998. We review goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs that would change the fair value of the reporting unit below its carrying amount. If we determine the reporting unit is impaired, the loss would be recognized as an impairment loss in income. Goodwill is reflected in deferred costs and other assets in the accompanying consolidated balance sheets.

4.     Per Share Data

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

	For the three months ended March 31,
	2005	2004
Common Shareholders' share of:
Income from continuing operations	$57,047	$48,739
Discontinued operations	20	(388)

Net Income available to Common Shareholders — Basic	$57,067	$48,351

Effect of dilutive securities:
Impact to General Partner's interest in Operating Partnership from all dilutive securities and options	50	53

Net Income available to Common Shareholders — Diluted	$57,117	$48,404

Weighted Average Shares Outstanding — Basic	220,386,301	202,249,926
Effect of stock options	895,020	964,418

Weighted Average Shares Outstanding — Diluted	221,281,321	203,214,344

            Potentially dilutive securities include stock options, certain preferred units of limited partnership interest of the Operating Partnership, certain contingently convertible preferred stock and the units of limited partnership interest ("Units") in the Operating Partnership which are exchangeable for common stock. The only potentially dilutive securities that had a dilutive effect for the three months ended March 31, 2005 and 2004 were stock options.

5.     Investment in Unconsolidated Entities

Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 67 Properties as of March 31, 2005 and December 31, 2004. We also held interests in two joint ventures which owned 51 European shopping centers as of March 31, 2005 and December 31, 2004. We also held an interest in five joint venture properties in Japan and one joint venture property in Mexico, through our ownership of CPG Partners L.P. ("Chelsea"), and one additional joint venture property in Canada. We account for these properties using the equity method of accounting.

            During 2005, we and our joint venture partner completed the construction, obtained permanent financing for, and opened St. John's Town Center (St. Johns), a regional mall with total investment property approximating $136.1 million at March 31, 2005. Prior to the completion of construction and opening of the center, we were responsible for 85% of the development costs, and guaranteed this same percentage of the outstanding construction debt. As a result, we consolidated St. Johns during its construction phase. Upon obtaining permanent financing, the guarantee was released, and the ownership percentages were adjusted to 50/50. We received a distribution from the partnership of $15.7 million to equalize our ownership interest and accordingly, this Property is now accounted for using the equity method of accounting.

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

European Joint Venture Investments

            The carrying amount of our total combined investment in the two European joint venture investments, European Retail Enterprises, B.V. ("ERE") and Gallerie Commerciali Italia ("GCI"), was $304.5 million and $320.6 million as of March 31, 2005 and December 31, 2004, respectively, net of the related cumulative translation adjustments, including subordinated debt in ERE. Our investments in ERE and GCI are accounted for using the equity method of accounting. The Operating Partnership has a 49% ownership in GCI and a current 34.7% ownership in ERE.

            The agreements for the Operating Partnership's 34.7% interest in ERE are structured to allow us to acquire an additional 26.1% ownership interest over time. The future commitments to purchase shares from three of the existing stockholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitments is approximately $60 million to purchase shares of stock of ERE, assuming that the three existing stockholders exercise their rights under put options. We expect these purchases to be made from 2006-2008. In addition, the agreements contain normal buy/sell provisions as previously described, as well as a marketing right which a partner may exercise. We and the other significant owner of ERE have the right to market the sale of the entire company, subject to a right of first offer to the non-selling partner. If the non-selling partner does not exercise its right for a specified price, then the selling partner can sell each partners' interest in ERE commencing in the second quarter of 2005. Our partner has initiated a process in order to exercise this marketing right but has not yet given us the notice required to formally commence the marketing right or allow us to exercise our right of first offer.

            Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and as a result, gain unilateral control of the Property or are determined to be the primary beneficiary. We reclassify these line items into "Discontinued Joint Venture Interests" and "Consolidated Joint Venture Interests" on the balance sheets, if material, so that we may present comparative results of operations for those joint venture interests held as of March 31, 2005.

	March 31, 2005	December 31, 2004
BALANCE SHEETS
Assets:
Investment properties, at cost	$9,485,705	$9,429,465
Less — accumulated depreciation	1,754,361	1,745,498

	7,731,344	7,683,967
Cash and cash equivalents	294,871	292,770
Tenant receivables	201,669	209,040
Investment in unconsolidated entities	138,619	167,182
Deferred costs and other assets	321,109	322,660

Total assets	$8,687,612	$8,675,619

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$6,476,561	$6,398,312
Accounts payable, accrued expenses, and deferred revenue	388,755	373,887
Other liabilities	184,225	179,443

Total liabilities	7,049,541	6,951,642
Preferred units	67,450	67,450
Partners' equity	1,570,621	1,656,527

Total liabilities and partners' equity	$8,687,612	$8,675,619

Our Share of:
Total assets	$3,642,620	$3,619,969

Partners' equity	$735,465	$779,252
Add: Excess Investment	1,047,887	1,103,992

Our net Investment in Joint Ventures	$1,783,352	$1,883,244

Mortgages and other indebtedness	$2,799,805	$2,750,327

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities.

	For the Three Months Ended March 31,
	2005	2004
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$252,969	$227,917
Overage rent	11,968	5,233
Tenant reimbursements	127,163	114,220
Other income	24,628	12,578

Total revenue	416,728	359,948
Operating Expenses:
Property operating	81,232	69,206
Depreciation and amortization	76,169	67,147
Real estate taxes	33,080	32,791
Repairs and maintenance	21,596	16,995
Advertising and promotion	7,707	8,039
Provision for credit losses	3,375	2,183
Other	24,501	16,469

Total operating expenses	247,660	212,830

Operating Income	169,068	147,118
Interest expense	97,507	92,995

Income Before Minority Interest and Unconsolidated Entities	71,561	54,123
Loss from Unconsolidated Entities	(1,255)	(689)

Income from Continuing Operations	70,306	53,434
Income from Consolidated Joint Venture Interests	—	5,972
Income from Discontinued Joint Venture Interests	462	(3,145)
Gain on disposal or sale of Discontinued Operations, net	98,393	—

Net Income	$169,161	$56,261

Third-Party Investors' Share of Net Income	$91,762	$33,020

Our Share of Net Income	77,399	23,241
Amortization of Excess Investment Related to Property Sold	10,276	6,169
Write-off of Excess Investment	38,723	—
Our Share of Net Gain Related to property Sold	10,473	—

Income from Joint Ventures	$17,927	$17,072

            The gain on disposal or sale of discontinued operations, net above represents the gain on sale of Metrocenter on January 11, 2005. Our share of the gain of $10,473, net of the write-off of the related excess investment is included in the Gain/(Loss) on Sales of Assets and Other, Net in the 2005 consolidated statement of operations.

6.     Debt

            Unsecured Debt.    On January 11, 2005, we refinanced our unsecured revolving credit facility (the "Credit Facility") expanding the facility from $1.25 billion to $2.0 billion. The Credit Facility has a maturity date of January 11, 2008, with an additional one-year extension available at our option. The facility can also be increased to $2.5 billion within the first two years of closing at our option. The Credit Facility bears interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on the entire facility and provides for variable grid pricing based upon our corporate credit rating. In addition, the Credit Facility has a $500 million U.S. dollar equivalent multi-currency tranche for Euro, Yen or Sterling borrowings. The Credit Facility contains financial covenants relating to a capitalization value and leverage criteria, minimum EBITDA and unencumbered EBITDA coverage ratio requirements and a minimum equity value.

            Secured Debt.    During the three month period ended March 31, 2005, we repaid $47.7 million in mortgage loans, unencumbering four separate properties. Total secured indebtedness was $4.8 billion and $5.0 billion at March 31, 2005 and December 31, 2004, respectively.

            We had the following activity on the Credit Facility during the period ended March 31, 2005:

Draw Date(s)	Draw Amount(s) (000's)	Use of Credit Line Proceeds
January 11, 2005	$425,000	To repay our $425 million of borrowings on our previous $1.25 billion credit facility which had a rate of LIBOR plus 65 basis points.
January 20, 2005	200,000	To repay a $250 million unsecured term loan which had a rate of LIBOR plus 65 basis points.
March 31, 2005	17,268	Repayment of Chelsea's Yen unsecured loan facility which had a rate of TIBOR plus 125 basis points.
Various	110,000	To fund various common stock repurchases as part of our share repurchase program.
Various	85,000	Amounts, net of repayments, used for general working capital purposes, including repayment of certain secured debt.

            The total outstanding balance of the Credit Facility as of March 31, 2005 was $837.3 million.

            Acquisition Facility.    As of March 31, 2005, $1.8 billion of our unsecured term loan, which was used to finance the cash portion of our acquisition of Chelsea (the "Acquisition Facility"), was outstanding. The Acquisition Facility matures on October 12, 2006 and requires minimum principal repayments in three equal installments: after twelve months, eighteen months, and at maturity. The Acquisition Facility bears interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on all loans outstanding, and provides for variable grid pricing based upon our credit rating.

7.     Stockholders' Equity

            On March 11, 2005, 407,200 shares of restricted stock were awarded under The Simon Property Group 1998 Stock Incentive Plan at a fair value of $60.57 per share. The fair market value of the restricted stock awarded has been deferred and is being amortized over a four-year vesting period. The issuance of the restricted stock utilized existing shares held in treasury.

            During the first three months of 2005, we issued 859,416 shares of common stock to five limited partners in exchange for an equal number of units.

            During the first quarter of 2005, we repurchased 2,000,000 shares of common stock in the open market under our $250 million Board approved share repurchase program at an average price of $61.88. The program permits us to acquire shares through May 6, 2005. In total, we have repurchased 2,317,300 shares as part of this program.

8.     Commitments and Contingencies

            Litigation

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

            In addition, we are a defendant in three other proceedings relating to the gift card program. Each of the three proceedings has been brought by a private plaintiff as a purported class action and alleges violation of state consumer protection laws, state abandoned property and contract laws or state statutes regarding gift certificates or gift cards and seeks a variety of remedies including unspecified damages and injunctive relief.

            We believe that we have viable defenses under both state and federal laws to the above gift card actions. Although it is not possible to provide any assurance of the ultimate outcome of any of these pending actions, management does not believe that an adverse outcome would have a material adverse effect on our financial position, results of operations or cash flow.

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the state of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that certain entities and individuals breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. On August 6, 2004, Triple Five closed on its purchase of our one-half partnership interest. The court further held that we must disgorge all "net profits" that we received as a result of our ownership interest in the Mall from October 1999 to the present.

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

            We appealed the Order to the United States Court of Appeals for the Eighth Circuit. On April 21, 2005, the Court of Appeals issued its opinion, affirming in part and reversing in part the Order of the trial court. The Appellate Court opinion changes the equitable remedy contained in the Order and requires that the one-half partnership interest Triple Five acquired from us pursuant to the Order must instead be offered, for the same price, to Mall of America Associates, a general partnership in which Triple Five and an entity affiliated with the Simon family are 50/50 partners. If Mall of America Associates refuses to purchase the interest, then Triple Five must transfer back to us one-half of the interest it acquired from us in August, 2004. The case has been remanded to the trial court for proceedings consistent with the Appellate Court's decision. It is not possible to provide any assurance of the ultimate outcome of this litigation.

            We are involved in various legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the mid point in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

            Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture Property, which is non-recourse to us. As of March 31, 2005, we have guaranteed or have provided letters of credit to support $87.1 million of our total $2.8 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the mortgage or other indebtedness. The mortgages and other indebtedness guaranteed are secured by the property of the joint venture partnership, which could be sold in order to satisfy the outstanding obligation.

9.     Real Estate Acquisitions and Dispositions

            During the period, we had a property disposition summarized as follows (dollars in millions):

Property	Our Ownership %	Date of Disposal	Net Proceeds	Gain/(Loss)
Lakeland Factory Outlet Mall	100%	March 31, 2005	$3.5	—

            Proceeds from this disposition were used for general working capital purposes.

            We had no property acquisitions during the three-month period ended March 31, 2005.

10.   New Accounting Pronouncements

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." This statement requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (a) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, or (b) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not anticipated to have a material impact on our financial position or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this Annual Report to Stockholders. Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to: international, national, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, pending litigation, maintenance of REIT status, changes in applicable laws, rules and regulations, changes in market rates of interest and fluctuations in exchange rates of foreign currencies. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

            Simon Property Group, Inc. ("Simon Property") is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust ("REIT"). To qualify as a REIT, a company must distribute at least 90 percent of its taxable income to its stockholders annually. Taxes are paid by stockholders on ordinary dividends received and any capital gains. Most states also follow this federal treatment and do not require REITs to pay state income tax. Simon Property Group, L.P. (the "Operating Partnership") is a majority-owned partnership subsidiary of Simon Property that owns all of our real estate properties. In this discussion, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership, and their subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls, Premium Outlet® centers and community/lifestyle centers. As of March 31, 2005, we owned or held an interest in 296 income-producing properties in the United States, which consisted of 172 regional malls, 71 community/lifestyle centers, 30 Premium Outlet centers and 23 other properties in 40 states plus Puerto Rico (collectively, the "Properties", and individually, a "Property"). Other Properties are properties that include retail space, office space, and/or hotel components. In addition, we also own interests in twelve parcels of land held in the United States for future development (together with the Properties, the "Portfolio"). Finally, we have ownership interests in 51 European shopping centers (France, Italy, Poland and Portugal); five Premium Outlet centers in Japan; one Premium Outlet center in Mexico; and one shopping center in Canada.

            The Operating Partnership's wholly-owned subsidiary, M.S. Management Associates, Inc. (the "Management Company") provides leasing, management, and development services to most of the Properties. In addition, insurance subsidiaries of the Management Company insure the self-insured retention portion of our general liability program, and the deductible associated with our workers' compensation programs, and provide reinsurance for the primary layer of general liability coverage to our third party maintenance providers while performing services under contract with us. Third party providers provide coverage above the insurance subsidiaries' limits.

            Operating Philosophy

            We seek growth in our earnings, funds from operations ("FFO"), and cash flows through:

    •
    focusing on our core business of regional malls,

    •
    acquiring individual properties or portfolios of properties, focusing on quality retail real estate. As part of our acquisition strategy, we review and evaluate a number of acquisition opportunities and evaluate each based on its compliment to our Portfolio,

    •
    pursuing new development as well as strategic expansion and renovation activity to enhance existing assets' profitability and market share when we believe the investment of our capital meets our risk-reward criteria. We seek to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth.

            To support this growth, our capital strategy is three-fold:

    •
    to provide the capital necessary to fund growth,

    •
    to maintain sufficient flexibility to access capital in many forms, both public and private, and

    •
    to manage our overall financial structure in a fashion that preserves our investment grade ratings.

            We own and operate investment properties which generate revenues primarily from long-term leases; therefore, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be approximately 15-25% of total outstanding indebtedness by setting interest modalities for each financing or refinancing based on current market conditions. We also enter into interest rate swap agreements as appropriate to assist in managing our interest rate risk. We believe this strategy is the most appropriate for the long-term health of our company. Our $2.0 billion unsecured revolving credit facility ("Credit Facility") provides a source of liquidity and flexibility in our capital strategy as our cash needs vary from time to time. The Credit Facility is more fully described in the condensed footnotes to the consolidated financial statements.

            We derive our liquidity primarily from our leases that generate positive net cash flow from operations and distributions from unconsolidated entities that totaled $154.6 million in the first quarter of 2005. We generate the majority of our revenues from leases with retail tenants including:

    •
    Base minimum rents, cart and kiosk rentals,

    •
    Overage and percentage rents based on tenants' sales volume, and

    •
    Recoveries of a significant amount of our recoverable expenditures, which consist of property operating, real estate tax, repairs and maintenance, and advertising and promotional expenditures.

            Revenues of the Management Company, after intercompany eliminations, consist primarily of management fees that are typically based upon the revenues of the property being managed.

            We also generate revenues from outlot land sales and, due to our size and tenant relationships, from the following:

    •
    Simon Brand Ventures ("Simon Brand") mall marketing initiatives, including the sale of co-branded gift cards under the Simon brand. Simon Brand revenues also include payment services, national media contracts, a national beverage contract and other contracts with national companies.

    •
    Simon Business Network ("Simon Business") property operating services to our tenants and others resulting from its relationships with vendors.

            Results overview

            Our diluted FFO per share increased $0.16 during the first three months of 2005, or 16.6%, to $1.12 per share from $0.96 per share for the same period last year. The increase in FFO per share is due to the performance of our core operations and acquisition activity. These increases in FFO per share also impacted our diluted earnings per common share but were offset primarily by an increase in depreciation expense, including our share of depreciation from unconsolidated joint ventures, as a result of acquisition activity. Net gains from sales of real estate and discontinued operations increased earnings from the previous period by $0.09, net of tax. Finally, the effect of additional dilutive securities on diluted earnings per share was anti-dilutive for the three months ended March 31, 2005 by $0.01. All of these items resulted in an increase in diluted earnings per common share of $0.02 during the first three months of 2005, or 8.3%, to $0.26 from $0.24 for the same period last year.

            Our core business fundamentals remained healthy during the first three months of 2005. Regional mall comparable sales per square foot ("psf") strengthened during the first three months of 2005, increasing 6.3% to $437 psf from $411 psf for the same period in 2004 as a result of our dispositions of lower quality properties. Our regional mall average base rents increased 3.5% to $33.90 psf as of March 31, 2005 from $32.75 psf as of March 31, 2004. Our regional mall leasing spreads were $8.88 psf as of March 31, 2005 compared to $6.25 psf as of March 31, 2004.

            Finally, our regional mall occupancy increased 0.4% to 91.5% as of March 31, 2005 from 91.1% as of March 31, 2004 primarily due to strong demand for retail space.

            During the first three months of 2005 we disposed of two properties as follows:

    •
    On January 11, 2005, Metrocenter, a regional mall located in Phoenix, Arizona was sold and we recorded a gain on disposition of $10.5 million. We held a 50% interest in Metrocenter.

    •
    On March 31, 2005, we sold Lakeland Factory Outlet Mall, located in Lakeland, Tennessee. There was no gain or loss on the sale of this property.

            During the first three months of 2005, our overall effective weighted average borrowing rate increased by 9 basis points as a result of increasing interest rates as compared to the previous period. Our financing activities were highlighted by the following significant transactions:

    •
    On January 11, 2005, we refinanced our unsecured credit facility, increasing it to a maximum of $2.0 billion and extended the maturity to January 11, 2008, with an additional one-year extension available at our option (the "Credit Facility"). The Credit Facility can be increased to $2.5 billion within the first two years of closing at our option subject to a fee approximating 25 basis points. The Credit Facility bears interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on the entire $2.0 billion facility and provides for variable grid pricing based upon our corporate credit rating. In addition, the new facility has a $500 million multi-currency tranche for Euro, Yen or Sterling borrowings and also includes a money market competitive bid option program that allows us to hold auctions to obtain lower pricing for short-term funds for up to $1.0 billion.

    •
    We repaid a $250 million unsecured term loan which bore interest at a rate of LIBOR plus 65 basis points using our Credit Facility.

    •
    We repaid secured debt on four Properties amounting to $47.7 million, unencumbering the Properties.

    •
    We borrowed $110 million on the Credit Facility to repurchase shares of common stock under our Board approved stock repurchase program.

    •
    We used proceeds from the Credit Facility to repay CPG Partner, L.P.'s ("Chelsea") Yen facility, which bore interest at a rate of TIBOR (Yen LIBOR) plus 125 basis points.

            Portfolio Data

            The Portfolio data discussed in this overview includes the following key operating statistics: occupancy;,average base rent per square foot and comparable sales per square foot. We include acquired Properties in this data beginning in the year of acquisition and we do not include any Properties located outside of United States. The following table sets forth these key operating statistics for:

    •
    Properties that we consolidate in our consolidated financial statements,

    •
    Properties that we account for under the equity method as unconsolidated joint ventures, and

    •
    the foregoing two categories of Properties on a total Portfolio basis.

	March 31, 2005	% Change from prior period		March 31, 2004	% Change from prior period
Regional Malls
Occupancy
Consolidated	91.3%			90.6%
Unconsolidated	91.8%			91.8%
Total Portfolio	91.5%			91.1%
Average Base Rent per Square Foot
Consolidated	$33.24	4.5%		$31.82	5.1%
Unconsolidated	$35.13	2.7%		$34.20	3.8%
Total Portfolio	$33.90	3.5%		$32.75	4.7%
Comparable Sales Per Square Foot
Consolidated	$420	6.9%		$393	6.1%
Unconsolidated	$464	6.2%		$437	3.7%
Total Portfolio	$437	6.3%		$411	5.5%
Premium Outlets
Occupancy	99.0%
Average Base Rent Per Square Foot	$22.95	—		—	—
Comparable Sales Per Square Foot	$423	—		—	—
Community/Lifestyle Centers
Occupancy
Consolidated	89.7%			82.7%
Unconsolidated	95.8%			95.0%
Total Portfolio	91.6%			90.0%
Average Base Rent Per Square Foot
Consolidated	$11.51	4.6%		$11.00	5.1%
Unconsolidated	$10.52	2.6%		$10.25	3.8%
Total Portfolio	$11.17	3.9%		$10.75	4.7%
Comparable Sales Per Square Foot
Consolidated	$220	0.9%		$218	6.1%
Unconsolidated	$202	(1.9%	)	$206	3.7%
Total Portfolio	$215	0.9%		$213	5.5%

            Occupancy Levels and Average Base Rent Per Square Foot.    Occupancy and average base rent is based on mall and freestanding GLA owned by us ("Owned GLA") at mall and freestanding stores in the regional malls, all tenants at Premium Outlets, and all tenants at community/lifestyle centers. We believe the continued growth in regional mall occupancy is primarily the result of the overall quality of our Portfolio. The result of the growth in occupancy is a direct or indirect increase in nearly every category of revenue. Our portfolio has maintained stable occupancy and increased average base rents, in the current economic climate.

            Comparable Sales Per Square Foot.    Sales volume includes total reported retail sales at Owned GLA in the regional malls and all reporting tenants at Premium Outlets and community/lifestyle centers. Retail sales at Owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

            International Property Data

            The following key operating statistics are provided for our international properties all of which are accounted for using the equity method of accounting. Discussion regarding our results of operations for our investment in unconsolidated entities is included in our year over year comparisons to follow. The values for Premium Outlets are provided for 2005 only as these investments were acquired as part of our acquisition of these properties in the fourth quarter of 2004.

	March 31, 2005	% Change from prior period	March 31, 2004
European Shopping Centers
Number of shopping centers	51	3	48
Total GLA (in millions of square feet)	11.3	2.3	9.0
Occupancy	97.0%	2.2%	99.2%
Comparable sales per square foot (1)	$493	—	—
Average base rent per square foot (1)	$33.19	9.4%	$30.34
International Premium Outlets (2)
Total number of Premium Outlets	5	—	—
Total GLA (in millions of square feet)	1.30	—	—
Occupancy	100%	—	—
Comparable sales per square foot	$817	—	—
Average base rent per square foot	$42.54	—	—

(1)
Based on a conversion factor of 1.2916 and 1.2178 (USD:Euro) for 2005 and 2004, respectively.
(2)
Does not include Premium Outlets Punta Norte in Mexico, which opened December 2004 and Montreal Forum in Canada.

Results of Operations

            In addition to the activity discussed in the Results Overview, the following acquisitions, dispositions, and opening affected our consolidated results from continuing operations in the comparative periods:

    •
    On February 5, 2004 we purchased a 95% interest in Gateway Shopping Center in Austin, Texas for approximately $107.0 million.
    •
    On April 1, 2004, we increased our ownership interest in Mall of Georgia Crossing from 50% to 100% for approximately $26.3 million, including the assumption of our $16.5 million share of debt.
    •
    On April 27, 2004, we increased our ownership interest in Bangor Mall and Montgomery Mall to approximately 67.6% and 54.4%, respectively, for approximately $67.0 million and the assumption of our $16.8 million share of debt.
    •
    On May 4, 2004, we purchased a 100% interest in Plaza Carolina in San Juan, Puerto Rico for approximately $309.0 million.
    •
    On October 14, 2004, we completed our acquisition of Chelsea Property Group, Inc., including its operating partnership, CPG Partners, L.P. (individually or collectively "Chelsea"). The acquisition included 32 Premium Outlets, 4 Premium Outlets in Japan, 3 community centers, 21 other retail centers, 1 Premium Outlet in Mexico, and its development portfolio. The purchase price was approximately $5.2 billion including the assumption of debt. As a result, we acquired the remaining 50% interests in two Premium Outlets in Las Vegas and Chicago, which resulted in our owning a 100% interest in these Properties which were previously accounted for under the equity method of accounting.
    •
    On November 19, 2004, we increased our ownership interest in Lehigh Valley, located in Whitehall, Pennsylvania, to 37.6% for approximately $42.3 million, including the assumption of our $25.9 million share of debt.
    •
    Finally, on December 15, 2004, we increased our ownership interest in Woodland Hills, located in Tulsa, Oklahoma, to approximately 94.5% for $119.5 million, including the assumption of our $39.7 million share of debt.

            In addition to the activity discussed in the Results Overview, the following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

    •
    In March 2005, we and our joint venture partner opened St. Johns Town Center, a 1.5 million square foot open-air retail project, located in Jacksonville, Florida. Through the construction period, we owned 85% of this project, including our 85% guarantee underlying the construction financing. Also in March, the construction loan was refinanced with permanent secured debt, the guarantee was released, and the ownership percentages were adjusted to 50/50 and we changed the method of accounting for this Property from consolidated to the equity method. We received proceeds from the refinancing of $15.7 million.
    •
    In March 2005, we opened Toki Premium Outlets in Japan.
    •
    On January 11, 2005, Metrocenter, a regional mall located in Phoenix, Arizona, was sold. We held a 50% interest in Metrocenter, which was accounted for on the equity method of accounting.
    •
    On October 14, 2004, Clay Terrace in Carmel, Indiana opened.
    •
    The Kravco transactions increased our ownership percentages in 11 joint venture properties. Four of the Properties we now control and therefore they have been consolidated.
    •
    On May 10, 2004, we and our joint venture partner completed the construction and opened Chicago Premium Outlets.
    •
    On April 7, 2004, we sold the joint venture interest in a hotel property held by the Management Company, and on August 6, 2004, we completed the court ordered sale of our joint venture interest in Mall of America, in Minneapolis, Minnesota.

            Our consolidated discontinued operations resulted from the sale of the following Properties in 2004 and 2005:

    •
    Hutchinson Mall on June 15, 2004
    •
    Bridgeview Court on July 22, 2004
    •
    Woodville Mall on September 1, 2004

•
Santa Fe Premium Outlets on December 28, 2004
•
Heritage Park Mall on December 29, 2004
•
Lakeland Factory Outlet Mall on March 31, 2005

            For the purposes of the following comparison between the three months ended March 31, 2005 and 2004, the above transactions are referred to as the Property Transactions.

            Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $118.9 million during the period. The net effect of the Property Transactions increased minimum rents $99.6 million, $82.5 million of which was due to the operations of the Premium Outlet centers and other Properties acquired from Chelsea in October of 2004. Total amortization of the fair market value of in-place leases increased minimum rents by $6.2 million over that of the first quarter of 2004, including the impact of the Property Transactions, principally the result of the Chelsea transaction. Comparable non-Simon Brand and Simon Business rents increased $13.5 million, or 4.1%. This was primarily due to the leasing of space at higher rents that resulted in an increase in base rents of $10.4 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $3.5 million. Total overage rents increased $3.9 million, reflecting strengthening retail sales, $1.4 million of which was from comparable properties.

            Tenant reimbursements, excluding Simon Business initiatives, increased $36.2 million, of which the Property Transactions accounted for $30.9 million, $27.1 million of which was due to the operations of the Premium Outlets and other properties which were acquired from Chelsea in October of 2004. The remainder of the increase of $5.3 million, or 3.1%, was in comparable properties and was due to the increase in property operating cost increases, offset by the impact of moving tenants to fixed common area maintenance allocations.

            Management fees and other revenues increased $1.8 million primarily due to increased construction and development fees from joint venture activities. Total other income, excluding consolidated Simon Brand and Simon Business initiatives, increased $7.9 million during the period. This increase included the effect of increased land sale activity over the prior year's quarter of $3.3 million, increases in interest income of $1.5 million, and increases in net fee income received for construction and financing activities for joint venture Properties.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $3.3 million to $33.2 million from $29.9 million. The increase in revenues is primarily due to:

    •
    increased revenue from our co-branded gift card program,

    •
    increased rents and fees from service providers,
    •
    increased advertising rentals, and
    •
    increased event and sponsorship income.

            The increased revenues from Simon Brand and Simon Business were offset by increases in Simon Brand and Simon Business expenses of $3.9 million, that primarily resulted from increased gift card and other operating expenses included in property operating expenses.

            Property operating expenses increased $18.7 million, $4.3 million of which was on comparable properties (representing an increase of 4.4%). The Property Transactions increased property operating expenses $14.4 million due principally to the acquisition of Chelsea's Premium Outlet and other property portfolio.

            Depreciation and amortization expenses increased $76.8 million primarily due to the net effect of the Property Transactions, of which Chelsea comprised $57.4 million of the increase. Comparable properties depreciation and amortization increased $6.2 million, due to the effect of expansions and rennovations.

            Real estate taxes increased $13.9 million due to the Property Transactions, of which Chelsea comprised $8.4 of the increase. The comparable property increase was $2.6 million, or 4.4%.

            Advertising and promotion expenses increased $5.6 million due to net effect of the Property Transactions. Operation of the Premium Outlets and other properties acquired from Chelsea added $6.3 million of advertising expense while the comparable property advertising and promotion expenses decreased $1.2 million.

            Home office and regional costs increased $6.2 million due to the Property Transactions, primarily due to the Chelsea Roseland, NJ offices. Other expenses increased $2.0 million primarily due to ground rent expense increases.

            Interest expense increased $44.3 million due to the following:

    •
    the effect of the borrowings to finance the Property Transactions,
    •
    the consolidation and/or acquisition of debt related to Property Transactions, principally the acquisition of Chelsea in the fourth quarter of 2004, which increased interest expense by $16.2 million,
    •
    increased average borrowings resulting from the impact of an unsecured note offering in August of 2004,
    •
    the full period impact of financing of acquisition activities in 2004, and
    •
    increases in our overall weighted average borrowing rate.

            The gain on sale of assets in 2005 of $10.5 million relates to the sale of our joint venture interest in Metrocenter. In 2004, we recorded a $13.5 million net loss on the forced sale of our interest in the Mall of America.

            Preferred dividends increased $10.6 million due to the issuance of preferred stock in conjunction with the acquisition of Chelsea.

Liquidity and Capital Resources

            Our balance of cash and cash equivalents decreased $236.6 million to $283.5 million as of March 31, 2005. The reduction in cash was due to changes in the gift card program. The cash and related liability to gift card holders for the unused portion of the card are now held and administered by an independent federal bank.

            On March 31, 2005, the Credit Facility had available borrowing capacity of $1.163 billion.

            During the first three months of 2005, the maximum amount outstanding under the Credit Facility was $875.0 million and the weighted average amount outstanding was $708.5 million. The weighted average interest rate was 3.06% for the three-month period ended March 31, 2005.

            We and the Operating Partnership also have access to public and private capital markets for our equity and unsecured debt. Finally, we have access to private equity from institutional investors and other joint venture investors at the Property level. Our current senior unsecured debt ratings are Baa2 by Moody's Investors Service and BBB by Standard & Poor's. Our current corporate rating is BBB+ by Standard & Poor's.

            Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $154.6 million. We also received proceeds of $62.6 million from the sale of one joint venture property in January of

2005. In addition, we had proceeds from all of our debt financing and repayment activities of $81.4 million. These activities are further discussed below in Financing and Debt. We also:

    •
    repurchased shares of common stock and limited partner units amounting to $125.6 million,
    •
    paid stockholder dividends and unitholder distributions of $196.9 million,
    •
    paid preferred stock dividends and preferred unit distributions totaling $25.3 million,
    •
    funded consolidated capital expenditures of $171.3 million, These capital expenditures include development costs of $70.7 million, renovation and expansion costs of $59.3 million, and tenant costs and other operational capital expenditures of $34.3 million, and
    •
    funded investments in unconsolidated entities of $8.0 million and received distributions from our unconsolidated investments of $67.9 million.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to stockholders necessary to maintain our REIT qualification for 2005 and on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

    •
    excess cash generated from operating performance and working capital reserves,
    •
    borrowings on our Credit Facility,
    •
    additional secured or unsecured debt financing, or
    •
    additional equity raised in the public or private markets.

            Financing and Debt

            Unsecured Debt.    As previously discussed, on January 11, 2005, we refinanced our unsecured revolving credit facility (the "Credit Facility"), expanding the facility from $1.25 billion to $2.0 billion.

            Secured Debt.    During the three month period ended March 31, 2005, we repaid $47.7 million in mortgage loans, unencumbering four properties.

            Summary of Financing

            Our consolidated debt, after giving effect to outstanding derivative instruments, consisted of the following:

Debt Subject to	Adjusted Balance as of March 31, 2005	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2004	Effective Weighted Average Interest Rate
Fixed Rate	$10,723,655	6.48%	$10,766,015	6.48%
Variable Rate	3,805,142	3.44%	3,820,378	3.06%

	$14,528,797	5.67%	$14,586,393	5.58%

            As of March 31, 2005, we had interest rate cap protection agreements on $210.0 million of consolidated variable rate debt. We also hold $370.0 million of notional amount variable rate swap agreements that had a weighted average pay rate of 3.05% and a weighted average receive rate of 3.72% at March 31, 2005. As of March 31, 2005, the net effect of these agreements effectively converted $304.5 million of fixed rate debt to variable rate debt.

        Contractual Obligations and Off-Balance Sheet Arrangements.    There have been no material changes in our outstanding capital expenditure commitments since December 31, 2004, as previously disclosed in our 2004 Annual

Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of March 31, 2005 for the remainder of 2005 and subsequent years thereafter (dollars in thousands):

	2005	2006 - 2007	2008 - 2010	After 2010	Total
Long Term Debt
Consolidated (1)	$1,514,863	$4,794,626	$4,103,221	$4,008,014	$14,420,724

Pro rata share of Long Term Debt:
Consolidated (2)	$1,512,083	$4,751,853	$4,061,483	$3,902,182	$14,227,601
Joint Ventures (2)	180,157	675,162	873,154	1,071,324	2,799,797

Total Pro Rata Share of Long Term Debt	$1,692,240	$5,427,015	$4,934,637	$4,973,506	$17,027,398

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps of $108,073.
(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

            We generally expect to meet our 2005 debt maturities through refinancings, the issuance of new debt securities or borrowings on the Credit Facility. We also expect to have the ability and financial resources to meet all future long-term obligations. Specific financing decisions will be made based upon market rates, property values, and our desired capital structure at the maturity date of each instrument.

            Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of March 31, 2005, we have guaranteed or have provided letters of credit to support $87.1 million of our total $2.8 billion share of joint venture mortgage and other indebtedness presented in the table above.

            Acquisitions and Dispositions

            Acquisitions.    The acquisition of high quality individual properties or portfolios of properties is an integral component of our growth strategies. During the first three months of 2005, we did not acquire any properties.

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

            Dispositions.    We continue to pursue the sale of Properties that no longer meet our strategic criteria. During the first three months of 2005 we disposed of Metrocenter, a regional mall in Phoenix, Arizona, and Lakeland Factory Outlet Mall in Lakeland, Tennessee. We received proceeds from these dispositions of $66.1 million and recorded gains on their disposition approximating $10.5 million.    We do not believe the sale of these assets will have a material impact on our future results of operations or cash flows and their removal from service and sale will not materially affect our ongoing operations. If we sell any Properties that are classified as held for use, their sale prices may differ from their carrying value.

            Development Activity

            New Developments.    The following describes our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of March 31, 2005 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress		Estimated Opening Date
Under construction
Seattle Premium Outlets	Tulalip, WA	383,000	$57	$57	$45		2nd Quarter 2005
Wolf Ranch	Georgetown, TX	670,000	62	62	57		3rd Quarter 2005
Firewheel Center	Garland, TX	785,000	98	98	62		4th Quarter 2005
Rockaway Plaza	Rockaway, NJ	250,000	8	8	12		4th Quarter 2005
Coconut Point	Bonita Springs, FL	1,200,000	189	95	32	(b)	4th Quarter 2005

  (a)
  Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).
  (b)
  The estimated opening date represents Phase I only. Phase II estimated opening date is 3rd quarter 2006.

            We expect to fund these capital projects with either available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. Our share of expected development costs related to the above projects is approximately $100 million for the remainder of 2005. In addition, we also expect to fund development/predevelopment costs related to certain other new U.S. developments amounting to approximately $200 million in 2005.

            Strategic Expansions and Renovations.    The following describes our significant renovation and/or expansion projects currently under construction, the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of March 31, 2005 (dollars in millions):

Property	Location	Incremental Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction
Aurora Mall	Aurora, CO	51,314	$45	$45	$23	3rd Quarter 2006
SouthPark	Charlotte, NC	74,466	31	31	27	2nd Quarter 2005

  (a)
  Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

            We expect to fund these capital projects with either available cash flow from operations and borrowings from the Credit Facility. In addition to the above two projects, we also expect to fund development/predevelopment related to certain other new U.S. expansions and renovations amounting to $70 million in 2005.

            International.    In 2003 we significantly increased our presence in Europe through our joint venture with the Rinascente Group, Gallerie Commerciali Italia ("GCI"). Our strategy is to invest capital internationally not only to acquire existing properties but also to use the net cash flow from the existing properties to fund other future developments. We believe reinvesting the cash flows derived overseas in foreign denominated development and redevelopment projects helps minimize our exposure to our initial investment and to the changes in foreign currencies on future investments that might otherwise significantly increase our cost and reduce our returns on these new projects and developments. In addition, to date we have funded the majority of our European investments, with Euro-denominated borrowings that act as a natural hedge on our investments. This has also been the case with our Premium Outlet joint ventures in Japan and Mexico whereby Yen and Peso denominated financing have been secured for the financing of the affected properties.

            Currently, our net income exposure to changes in the volatility of the Euro, Yen, and Peso is not material. In addition, since cash flow from operations is currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings for the next few years.

            The agreements for our 34.7% interest in European Retail Enterprises, B.V. ("ERE") are structured to allow us to acquire an additional 26.1% ownership interest over time. The future commitments to purchase shares from three of the existing stockholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitments is approximately $60 million to purchase shares of stock of ERE, assuming that the three existing stockholders exercise their rights under put options. We expect these purchases to be made from 2006-2008. In addition, the agreements contain normal buy/sell provisions as previously described, as well as a marketing right, which a partner may exercise. We and the other significant owner of ERE have the right to market the sale of the entire company, subject to a right of first offer to the non-selling partner. If the non-selling partner does not exercise its right for a specified price, then the selling partner can sell each partners' interest in ERE commencing in the second quarter of 2005. Our partner has initiated a process in order to exercise this marketing right but has not yet given us the notice required to formally commence the marketing right or allow us to exercise our right of first offer.

            The carrying amount of our total combined investment in ERE and GCI as of March 31, 2005 net of the related cumulative translation adjustment was $304.5 million, including subordinated debt in ERE. Our investments in ERE and GCI are accounted for using the equity method of accounting. Currently a total of 3 European developments are under construction, which will add approximately 3.9 million square feet of GLA for a total net cost of approximately €422 million, of which our share is approximately €85 million.

            As of March 31, 2005, the carrying amount of our 40% investment in the five Japanese Premium Outlet joint ventures was $395.2 million, and is accounted for using the equity method of accounting.

            Distributions and Stock Repurchase Program

            The Board of Directors declared and we paid a common stock dividend of $0.70 per share in the first quarter of 2005. We are required to pay a minimum level of dividends to maintain our status as a REIT. Our dividends and limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future dividends and the distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT.

            On May 5, 2004, the Board of Directors authorized a common stock repurchase program under which we may purchase up to $250 million of our common stock over the next twelve months as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. In 2005, we have repurchased 2,000,000 shares of common stock in the open market.

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

	For the three months ended March 31, 2004
	2005	2004
(in thousands)
Funds from Operations — Basic	$319,569	$252,997

Increase in Basic FFO from prior period	26.3%	12.5%

Reconciliation:
Net Income	$75,464	$56,187
Plus:
Limited partners' interest in the Operating Partnership and preferred distributions of the Operating Partnership	22,587	19,480
Depreciation and amortization from consolidated properties and discontinued operations	211,718	136,251
Our share of depreciation and amortization and other items from unconsolidated afiliates	47,731	41,492
(Gain)/loss on sales of real estate and discontinued operations	(10,561)	13,409
Less:
Minority interest portion of depreciation and amortization	(2,049)	(1,081)
Preferred distributions and dividends (including those of subsidiaries)	(25,321)	(12,741)

Funds from Operations — Basic	$319,569	$252,997

Impact of Dilutive Securities	14,212	1,274

Funds from Operations — Diluted	$333,781	$254,271

FFO Allocable to Simon Property	$250,747	$194,603
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$0.26	$0.24
Plus: Depreciation and amortization from consolidated Properties and our share of depreciation and amortization from unconsolidated affiliates, net of minority interest protion of depreciation and amortization	0.91	0.67
Plus/(Less): (Gain)/loss on sales of real estate and discontinued operations	(0.04)	0.05
Less: Impact of additional dilutive securities for FFO per share	(0.01)	0.00

Diluted FFO per share	$1.12	$0.96

Market Risk

            Our exposure to market risk due to changes in interest rates primarily relates to our long-term debt obligations. We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt, or in the case of a fair value hedge, effectively convert fixed rate debt to variable rate debt. In addition, we manage this exposure by refinancing fixed rate debt at times when rates and terms are appropriate.

            We are also exposed to foreign currency risk on the financing of foreign operations. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

            Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. We manage our exposure to the risk of changing interest rates by limiting the variable portion of our debt portfolio. By limiting the maximum amount of variable debt on our Properties, currently limited to no more than 25% of our overall borrowings, we believe that we have limited the exposure to any potential significant adverse effect due to the variability in underlying interest rates.

Retail Climate and Tenant Bankruptcies

            Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing vacant spaces resulting from tenant terminations. Pressures that affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth, and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from store closings or bankruptcies. We lost approximately 150,000 square feet of mall shop tenants in the first quarter of 2005.

            The geographical diversity of our Portfolio mitigates some of the risk of an economic downturn. In addition, the diversity of our tenant mix also is important because no single retailer represents either more than 1.7% of total GLA or more than 4.0% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. We have demonstrated an ability to successfully retenant anchor and inline store locations during soft economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, we cannot assure you that we will successfully execute our releasing strategy.

Insurance

            We maintain commercial general liability "all risk" property coverage including fire, flood, extended coverage and rental loss insurance on our Properties. Rosewood Indemnity, Ltd, a wholly-owned subsidiary of the Management Company indemnifies our general liability carrier for a specific layer of losses. The carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through Rosewood Indemnity, Ltd. also provides a portion of our initial coverage for property insurance and certain windstorm risks at the Properties located in Florida.

            The events of September 11, 2001 affected our insurance programs. Although insurance rates remain high, since the President signed into law the Terrorism Risk Insurance Act (TRIA) in November of 2002, the price of terrorism insurance has steadily decreased, while the available capacity has been substantially increased. We have purchased terrorism insurance covering all Properties. The program provides limits up to one billion per occurrence for Certified (Foreign) acts of terrorism and $500 million per occurrence for Certified (Domestic) acts of terrorism. The coverage is written on an "all risk" policy form that eliminates the policy aggregates associated with our previous terrorism policies. This policy is in place throughout the remainder of 2005.

Inflation

            Inflation has remained relatively low in recent years and has had minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen our exposure to the impact of inflation. These provisions include clauses enabling us to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. A substantial portion of our leases, other than those for anchors, require the tenant to pay their proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. For most of our remaining leases, we receive fixed reimbursement from the tenant which is subject to annual adjustments.

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

Item 3.    Qualitative and Quantitative Disclosure About Market Risk

            Sensitivity Analysis.    A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2004.

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

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the state of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that certain entities and individuals breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. On August 6, 2004, Triple Five closed on its purchase of our one-half partnership interest. The court further held that we must disgorge all "net profits" that we received as a result of our ownership interest in the Mall from October 1999 to the present.

            As a result of the Order, we initially recorded a $6.0 million charge for our share of the estimated loss in 2003. In the first quarter of 2004, as a result of the May 3, 2004 memorandum issued by the court appointed mediator, which has now been affirmed by the court, we recorded an additional $13.5 million charge for our share of the loss that is included in "(Loss) gain on sales of assets and other, net" in the accompanying consolidated financial statements of operations and comprehensive income. We ceased recording any contribution to either net income or FFO from the results of operations of Mall of America as of September 1, 2003.

            We appealed the Order and the Ancillary Relief Order to the United States Court of Appeals for the Eighth Circuit. On April 21, 2005, the Court of Appeals issued its opinion, affirming in part and reversing in part the Order of the trial court. The Appellate Court concluded that as a result of its decision, the Ancillary Relief Order is moot and it dismissed that part of our appeal. The Appellate Court opinion changes the equitable remedy contained in the Order and requires that the one-half partnership interest Triple Five acquired from us pursuant to the Order must instead be offered, for the same price, to Mall of America Associates, a general partnership in which Triple Five and an entity affiliated with the Simon family are 50/50 partners. If Mall of America Associates refuses to purchase the interest, then Triple Five must transfer back to us one-half of the interest it acquired from us in August, 2004. The case has been remanded to the trial court for proceedings consistent with the Appellate Court's decision. It is not possible to provide any assurance of the ultimate outcome of this litigation.

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

            Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            Unregistered Sales of Equity Securities

            During the first three months of 2005, we issued 859,416 shares of common stock to five limited partners in exchange for an equal number of units of the Operating Partnership. The issuance of the shares of common stock was made pursuant to the terms of the Partnership Agreement of the Operating Partnership and was exempt from registration under the Securities Act of 1933 as amended, in reliance upon Section 4(2) as a private offering. We subsequently registered the resale of the shares of common stock under the Securities Act.

            Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2005	—	$—	—
February 1 — February 28, 2005	500,000	62.06	500,000
March 1 — March 31, 2005	1,500,000	61.82	1,500,000

Total shares purchased in current period	2,000,000	$61.88	2,000,000

Total shares purchased under current program			2,317,300	$105,840,272

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

            Item 6. Exhibits

Exhibit Number	Exhibit Descriptions
10	$2,000,000,000 Credit Agreement, dated as of January 11, 2005, among Simon Property Group, L.P., the Institutions named therein as Lenders and the Institutions named therein as Co-Agents (incorporated by reference to Exhibit 99.1 of Simon Property Group, L.P.'s Current Report on Form 8-K filed on January 18, 2005).
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
/s/ Stephen E. Sterrett Stephen E. Sterrett, Executive Vice President and Chief Financial Officer
Date: May 5, 2005

QuickLinks

Part I — Financial Information
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosure About Market Risk
  Item 4. Controls and Procedures
Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibit
SIGNATURES