Form 10-Q
period 2005-06-30
SIMON PROPERTY GROUP INC /DE/
filed 2005-08-04
CIK 1063761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

SIMON PROPERTY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State of incorporation or organization)

001-14469

(Commission File No.)

046268599

(I.R.S. Employer Identification No.)

National City Center
115 West Washington Street, Suite 15 East
Indianapolis, Indiana 46204

(Address of principal executive offices)

(317) 636-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        YES   ☒       NO   ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).        YES   ☒       NO   ☐

As of June 30, 2005, 224,574,876 shares of common stock, par value $0.0001 per share, 8,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding.

Simon Property Group, Inc.

Form 10-Q

Simon Property Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS:
Investment properties, at cost	$21,161,935	$21,253,761
Less — accumulated depreciation	3,440,838	3,162,523
	17,721,097	18,091,238
Cash and cash equivalents	375,575	520,084
Tenant receivables and accrued revenue, net	310,606	361,590
Investment in unconsolidated entities, at equity	1,709,899	1,920,983
Deferred costs and other assets	1,200,889	1,176,124
Total assets	$21,318,066	$22,070,019
LIABILITIES:
Mortgages and other indebtedness	$14,247,220	$14,586,393
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,016,179	1,113,645
Cash distributions and losses in partnerships and joint ventures, at equity	111,694	37,739
Other liabilities, minority interest and accrued dividends	163,755	311,592
Total liabilities	15,538,848	16,049,369
COMMITMENTS AND CONTINGENCIES
LIMITED PARTNERS’ INTEREST IN THE OPERATING PARTNERSHIP	917,598	965,204
LIMITED PARTNERS’ PREFERRED INTEREST IN THE OPERATING PARTNERSHIP	409,340	412,840
STOCKHOLDERS’ EQUITY:
CAPITAL STOCK (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):
All series of preferred stock, 100,000,000 shares authorized, 25,479,963 and 25,434,967 issued and outstanding, respectively, and with liquidation values of $1,073,998 and $1,071,748, respectively
	1,072,392	1,062,687
Common stock, $.0001 par value, 400,000,000 shares authorized, 224,574,876 and 222,710,350 issued and outstanding, respectively	23	23
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 8,000 issued and outstanding	—	—
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—
Capital in excess of par value	5,016,631	4,993,698
Accumulated deficit	(1,432,864)	(1,335,436)
Accumulated other comprehensive income	7,053	16,365
Unamortized restricted stock award	(39,517)	(21,813)
Common stock held in treasury at cost, 4,000,255 and 2,415,855 shares, respectively	(171,438)	(72,918)
Total stockholders’ equity	4,452,280	4,642,606
Total liabilities and stockholders’ equity	$21,318,066	$22,070,019

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
REVENUE:
Minimum rent	$470,387	$355,455	$937,026	$703,781
Overage rent	14,423	8,538	27,731	18,019
Tenant reimbursements	213,873	174,947	425,470	345,180
Management fees and other revenues	17,505	18,490	37,185	36,403
Other income	40,074	34,133	76,769	61,137
Total revenue	756,262	591,563	1,504,181	1,164,520
EXPENSES:
Property operating	100,916	84,821	202,567	167,824
Depreciation and amortization	206,444	142,906	418,070	277,697
Real estate taxes	71,783	58,687	143,892	117,139
Repairs and maintenance	24,904	19,886	53,230	41,833
Advertising and promotion	18,687	12,720	36,860	25,325
Provision for credit losses (recoveries)	(1,688)	3,213	824	6,656
Home and regional office costs	30,802	21,267	57,992	42,232
General and administrative	4,459	3,460	8,251	7,021
Other	11,107	7,627	21,958	16,482
Total operating expenses	467,414	354,587	943,644	702,209
OPERATING INCOME	288,848	236,976	560,537	462,311
Interest expense	199,153	156,218	395,763	308,879
Income before minority interest	89,695	80,758	164,774	153,432
Minority interest	(2,253)	(3,820)	(5,560)	(4,681)
Gain (loss) on sales of assets and other, net	2,134	11,619	12,607	(1,881)
Income tax expense of taxable REIT subsidiaries	(2,734)	(6,632)	(7,420)	(8,642)
Income before unconsolidated entities	86,842	81,925	164,401	138,228
Income from unconsolidated entities	14,456	19,836	32,383	36,908
Income from continuing operations	101,298	101,761	196,784	175,136
Results of operations from discontinued operations	1,596	1,688	4,073	3,889
Gain on disposal or sale of discontinued operations, net	119,692	197	119,780	288
Income before allocation to limited partners	222,586	103,646	320,637	179,313
LESS:
Limited partners’ interest in the Operating Partnership	42,018	20,201	57,681	34,776
Preferred distributions of the Operating Partnership	7,350	4,900	14,274	9,805
NET INCOME	173,218	78,545	248,682	134,732
Preferred dividends	(18,407)	(7,834)	(36,804)	(15,670)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$154,811	$70,711	$211,878	$119,062
BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.27	$0.33	$0.52	$0.56
Discontinued operations	0.43	0.01	0.44	0.02
Net income	$0.70	$0.34	$0.96	$0.58
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.27	$0.33	$0.52	$0.56
Discontinued operations	0.43	0.01	0.44	0.02
Net income	$0.70	$0.34	$0.96	$0.58
Net Income	$173,218	$78,545	$248,682	$134,732
Unrealized (loss) gain on interest rate hedge agreements	(7,391)	2,203	(6,814)	2,929
Net income on derivative instruments reclassified from accumulated other comprehensive loss into interest expense	(534)	(812)	(1,014)	(2,117)
Currency translation adjustments	247	1,174	(1,243)	5,223
Other (loss) income	122	(664)	(241)	(480)
Comprehensive Income	$165,662	$80,446	$239,370	$140,287

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$248,682	$134,732
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	399,510	290,250
(Gain) loss on sales of assets and other, net	(12,607)	1,881
Loss (gain) on disposal or sale of discontinued operations, net	(119,780)	(288)
Limited partners’ interest in the Operating Partnership	57,681	34,776
Preferred distributions of the Operating Partnership	14,274	9,805
Straight-line rent	(9,386)	(2,153)
Minority interest	5,560	4,681
Minority interest distributions	(12,757)	(38,811)
Equity in income of unconsolidated entities	(32,383)	(36,908)
Distributions of income from unconsolidated entities	40,955	41,635
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	59,950	25,366
Deferred costs and other assets	(66,281)	(25,736)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(175,092)	(119,740)
Net cash provided by operating activities	398,326	319,490
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(573,455)
Capital expenditures, net	(287,964)	(228,622)
Cash from acquisitions	—	3,966
Cash impact from the consolidation and de-consolidation of properties	(9,479)	2,507
Net proceeds from sale of partnership interests, other assets and discontinued operations	320,046	32,320
Investments in unconsolidated entities	(15,978)	(24,273)
Distributions of capital from unconsolidated entities and other	211,288	90,661
Net cash provided by (used in) investing activities	217,913	(696,896)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock	762	4,057
Purchase of preferred stock, limited partner units, and treasury stock	(127,125)	(10,084)
Preferred Stock redemptions	(579)	—
Minority interest contributions	—	35,173
Preferred distributions of the Operating Partnership	(14,274)	(9,805)
Preferred dividends and distributions to stockholders	(345,423)	(281,330)
Distributions to limited partners	(83,904)	(76,501)
Mortgage and other indebtedness proceeds, net of transaction costs	2,584,808	2,430,467
Mortgage and other indebtedness principal payments	(2,775,013)	(1,731,124)
Net cash (used in) provided by financing activities	(760,748)	360,853
DECREASE IN CASH AND CASH EQUIVALENTS	(144,509)	(16,553)
CASH AND CASH EQUIVALENTS, beginning of year	520,084	535,623
CASH AND CASH EQUIVALENTS, end of period	$375,575	$519,070

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except share and per share amounts and where indicated as in millions or billions)

1.   Organization

Simon Property Group, Inc. (“Simon Property”) is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”). Simon Property Group, L.P. (the “Operating Partnership”) is a majority-owned partnership subsidiary of Simon Property that owns all of our real estate properties. In these notes to the unaudited consolidated financial statements, the terms “we”, “us” and “our” refer to Simon Property, the Operating Partnership, and their subsidiaries.

We are engaged in the ownership, development and management of retail real estate, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of June 30, 2005, we owned or held an interest in 295 income-producing properties in the United States, which consisted of 172 regional malls, 32 Premium Outlet centers, 71 community/lifestyle centers, and 20 other shopping centers or outlet centers in 40 states and Puerto Rico (collectively, the “Properties”, and individually, a “Property”). In addition, we also own interests in eleven parcels of land held for future development (together with the Properties, the “Portfolio”). Finally, we have ownership interests in 51 European shopping centers (in France, Italy, Poland and Portugal), five Premium Outlet centers in Japan, one Premium Outlet center in Mexico, and one shopping center in Canada.

M.S. Management Associates, Inc. (the “Management Company”) is a wholly-owned subsidiary of the Operating Partnership that provides leasing, management, and development services to most of the Properties. In addition, insurance subsidiaries of the Management Company insure the self-insured retention portion of our general liability program, and the deductible associated with our workers’ compensation programs, and provide reinsurance for the primary layer of general liability coverage to our third party maintenance providers while performing services under contract with us. Third party providers provide coverage above the insurance subsidiaries’ limits.

2.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Simon Property include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. Due to the seasonal nature of certain operational activities, including overage rent revenues and property operating expenses, the results for the interim period ended June 30, 2005 are not necessarily indicative of the results that may be obtained for the full fiscal year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2004 Form 10-K.

As of June 30, 2005, of our 353 properties we consolidate 208 wholly owned properties, consolidate 20 additional properties that are less than wholly owned which we control or for which we are the primary beneficiary, and account for 125 properties using the equity method of accounting (joint venture properties). We also manage the day-to-day operations of 58 of the 125 joint venture properties.

We allocate net operating results of the Operating Partnership after preferred distributions to third parties and Simon Property based on the partners’ respective weighted average ownership interests in the Operating Partnership. Our weighted average ownership interest in the Operating Partnership was 78.6% and 77.4% for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 and December 31, 2004, our ownership interest in the Operating Partnership was 78.8% and 78.2%, respectively. We adjust the limited partners’ interest in the Operating Partnership at the end of each period to reflect their respective interests in the Operating Partnership.

Preferred distributions of the Operating Partnership in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units of limited partnership interest.

We made certain reclassifications of prior period amounts in the financial statements to conform to the 2005 presentation. These reclassifications have no impact on net income previously reported. Also, the statement of operations and comprehensive income for the period ended June 30, 2004 has been reclassified to reflect significant dispositions of properties sold during 2004 and 2005.

3.   Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2005 includes $36.7 million related to a co-branded gift card and gift certificate programs, which we do not consider available for general working capital purposes. During 2005, an independent federal bank began administering the gift card program. As a result, significantly all of the cash collected from gift card sales, and the related liability for funds that will be owed to retailers which honor a gift card for tender of goods and services, are now held by the bank. We collect gift card funds at the point of sale and then remit those funds onto the bank for further processing.

Deferred Costs and Other Assets

The following summarizes the recorded amounts, net of related amortization, of deferred costs and other assets on the consolidated balance sheets:

	As of June 30, 2005	As of December 31, 2004
Deferred financing and lease costs, net	$183,117	$180,040
In-place lease intangibles	153,495	173,224
Fair market value of acquired above market lease intangibles	116,110	130,061
Tenant relationship and other intangibles	167,250	176,250
Marketable securities of our captive insurance companies	97,282	95,493
Goodwill	20,098	20,098
Minority interests	57,553	51,412
Prepaids, notes receivable, and other assets	405,984	349,546
	$1,200,889	$1,176,124

Intangible Assets.   Intangible assets that are included in deferred costs and other assets on the accompanying consolidated balance sheets principally relate to amounts allocated as a component of our 2004 acquisitions and are based on our preliminary valuations and will be finalized within one year of the related acquisition.

We also record intangible liabilities which are included in accounts payable, accrued expenses, intangibles, and deferred revenues on the consolidated balance sheets related to the fair value of below market leases. The unamortized amounts as of June 30, 2005 and December 31, 2004 are $304.4 million and $337.6 million, respectively. The average life of these intangibles approximates 6 years.

Goodwill.   Goodwill resulted from our merger with Corporate Property Investors, Inc. in 1998. We review goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs that would change the fair value of the reporting unit below its carrying amount. If we determine the goodwill is impaired, the loss would be recognized as an impairment loss in the statement of operations and comprehensive income.

4.   Per Share Data

We determine basic earnings per share based on the weighted average number of shares of common stock outstanding during the period. We determine diluted earnings per share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive common shares were converted into shares at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per share. The effect of dilutive securities amounts presented in the reconciliation below represents the common shareholders’ pro rata share of the respective line items in the statements of operations after considering the effect of preferred dividends.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Common Stockholders’ share of:
Income from continuing operations	$59,333	$69,242	$114,528	$115,831
Discontinued operations	95,478	1,469	97,350	3,231
Net Income available to Common Stockholders — Basic	$154,811	$70,711	$211,878	$119,062
Effect of dilutive securities:
Impact to General Partner’s interest in the Operating
Partnership from all dilutive securities and options	263	225	182	117
Net Income available to Common Stockholders — Diluted	$155,074	$70,936	$212,060	$119,179
Weighted Average Shares Outstanding — Basic	220,227,523	205,552,968	220,306,474	203,901,447
Effect of stock options	883,274	808,063	886,915	887,742
Weighted Average Shares Outstanding — Diluted	221,110,797	206,361,031	221,193,389	204,789,189

Potentially dilutive securities include stock options, contingently convertible preferred stock, the units of limited partnership interest (“Units”) of the Operating Partnership which are exchangeable for common stock, certain preferred units of the Operating Partnership which are convertible into Units or convertible preferred stock. The only potentially dilutive securities that had a dilutive effect for the three and six months ended June 30, 2005 and 2004 were stock options.

5.   Investment in Unconsolidated Entities

Real Estate Joint Ventures

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 67 Properties as of June 30, 2005 and December 31, 2004. We also held interests in two joint ventures which owned 51 European shopping centers as of June 30, 2005 and December 31, 2004. We also held an interest in five joint venture properties in Japan and one joint venture property in Mexico, through our ownership of CPG Partners L.P. which we acquired in our 2004 acquisition of Chelsea Property Group, Inc. (“Chelsea”), and one additional joint venture property in Canada. We account for these properties using the equity method of accounting.

During 2005, we and our joint venture partner completed the construction, obtained permanent financing for, and opened St. John’s Town Center (St. Johns). Prior to the completion of construction and opening of the center, we were responsible for 85% of the development costs, and guaranteed this same percentage of the outstanding construction debt. As a result, we consolidated St. Johns during its construction phase. Upon obtaining permanent financing, the guarantee was released, and our partner and our ownership percentages were each adjusted to 50%. We received a distribution from the partnership of $15.7 million in repayment of our capital contributions to equalize our ownership interests and accordingly, this Property is now accounted for using the equity method of accounting. Total investment property of St. John’s at the date of refinancing was approximately $136 million.

On June 1, 2005, we refinanced Westchester Mall, a joint venture Property, with a $500.0 million, 4.86% fixed rate mortgage that matures on June 1, 2010. The balances of the two previous mortgages, which were repaid, were $142.0 million and $50.1 million and bore interest at fixed rates of 8.74% and 7.20%, respectively. Both were scheduled to mature on September 1, 2005. We received our share of the excess refinancing proceeds of approximately $120 million on the closing of the new mortgage loan.

Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for partners which are customary in real estate joint venture agreements and the industry. Our partners in these joint ventures may initiate these provisions at any time (subject to any applicable lock up or similar restrictions), which will result in either the sale of our interest or the use of available cash or borrowings to acquire the joint venture interest.

European Joint Venture Investments

The carrying amount of our total combined investment in the two European joint venture investments, European Retail Enterprises, B.V. (“ERE”) and Gallerie Commerciali Italia (“GCI”), was $287.4 million and $320.6 million as of June 30, 2005 and December 31, 2004, respectively, net of the related cumulative translation adjustments, including subordinated debt in ERE. The Operating Partnership has a 34.7% ownership in ERE and a 49% ownership in GCI.

The agreements for the Operating Partnership’s 34.7% interest in ERE are structured to either require or permit us to acquire up to an additional 26.1% ownership interest in ERE at amounts which may vary from time-to-time.

In addition, the shareholder agreements for ERE contain customary buy/sell provisions, as well as a marketing right which either we or the 39.5% shareholder may exercise. The 39.5% shareholder has initiated this marketing right and we have elected to purchase their interest. We have also entered into a definitive agreement with a third party institutional investor which calls for us to sell the shares acquired from the 39.5% shareholder to the third party investor for the same price, and otherwise upon substantially the same terms and conditions. Because we are obligated to immediately sell the shares acquired from the 39.5% shareholder to the institutional third party for the same price and upon substantially the same terms and conditions, we will recognize no gain or loss in this transaction and will not at any time control ERE. Closing is expected to occur in the third quarter. To the extent we acquire any portion of the 26.1% interest, we will first acquire the amount necessary to equalize our ownership in ERE with the third party institutional investor, and one-half of any other portion thereafter acquired will be sold to the third party investor for a fixed price so that the Operating Partnership and the third party investor will maintain equal ownership interests in ERE.

Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and as a result, gain unilateral control of the Property or are determined to be the primary beneficiary. We reclassify these line items into “Discontinued Joint Venture Interests” and “Consolidated Joint Venture Interests” on the balance sheets and statements of operations, if material, so that we may present comparative results of operations for those joint venture interests held as of June 30, 2005.

	June 30, 2005	December 31, 2004
BALANCE SHEETS
Assets:
Investment properties, at cost	$9,454,830	$9,429,465
Less — accumulated depreciation	1,833,801	1,745,498
	7,621,029	7,683,967
Cash and cash equivalents	285,919	292,770
Tenant receivables	185,988	209,040
Investment in unconsolidated entities	134,453	167,182
Deferred costs and other assets	337,460	322,660
Total assets	$8,564,849	$8,675,619
Liabilities and Partners’ Equity:
Mortgages and other indebtedness	$6,738,891	$6,398,312
Accounts payable, accrued expenses, and deferred revenue	347,324	373,887
Other liabilities	207,941	179,443
Total liabilities	7,294,156	6,951,642
Preferred units	67,450	67,450
Partners’ equity	1,203,243	1,656,527
Total liabilities and partners’ equity	$8,564,849	$8,675,619
Our Share of:
Total assets	$3,589,234	$3,619,969
Partners’ equity	$564,620	$779,252
Add: Excess Investment	1,033,585	1,103,992
Our net Investment in Joint Ventures	$1,598,205	$1,883,244
Mortgages and other indebtedness	$2,903,088	$2,750,327

“Excess Investment” represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically 35 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$262,318	$225,055	$515,287	$452,972
Overage rent	19,653	3,525	31,621	8,758
Tenant reimbursements	131,020	118,437	258,183	232,657
Other income	33,035	16,160	57,663	28,738
Total revenue	446,026	363,177	862,754	723,125
Operating Expenses:
Property operating	91,552	66,918	172,784	136,124
Depreciation and amortization	84,707	67,508	160,876	134,655
Real estate taxes	33,013	30,742	66,093	63,533
Repairs and maintenance	18,276	16,920	39,872	33,915
Advertising and promotion	8,129	8,475	15,836	16,514
Provision for credit losses	1,725	2,446	5,100	4,629
Other	29,390	15,964	53,891	32,433
Total operating expenses	266,792	208,973	514,452	421,803
Operating Income	179,234	154,204	348,302	301,322
Interest expense	99,458	92,622	196,965	185,617
Income Before Minority Interest and Unconsolidated Entities	79,776	61,582	151,337	115,705
Loss from Unconsolidated Entities	(637)	(1,612)	(1,892)	(2,301)
Income from Continuing Operations	79,139	59,970	149,445	113,404
Income from Consolidated Joint Venture Interests	—	4,363	—	10,334
Income from Discontinued Joint Venture Interests	542	9,704	1,004	6,560
(Loss)/Gain on disposal or sale of Discontinued Operations, net	(34)	4,704	98,359	4,704
Net Income	$79,647	$78,741	$248,808	$135,002
Third-Party Investors’ Share of Net Income	$49,305	$52,831	$141,067	$85,851
Our Share of Net Income	30,342	25,910	107,741	49,151
Amortization of Excess Investment	15,903	6,074	26,179	12,243
Write-off of Investment Related To Property Sold	(945)	—	37,778	—
Our Share of Net Gain Related to Property Sold	928	—	11,401	—
Income from Unconsolidated Entities	$14,456	$19,836	$32,383	$36,908

The 2005 gain on disposal or sale of discontinued operations, net, above represents the gain on sale of Metrocenter on January 11, 2005. Our share of the gain of $11,401, net of the write-off of the related investment, is included in the Gain/(Loss) on Sales of Assets and Other, Net, in the 2005 consolidated statements of operations. Our share of the proceeds from the sale of Metrocenter was $62.6 million.

6.   Debt

Unsecured Debt

On January 11, 2005, we refinanced our unsecured revolving credit facility (the “Credit Facility”) expanding the facility from $1.25 billion to $2.0 billion. The Credit Facility has a maturity date of January 11, 2008, with an additional one-year extension available at our option. The facility can also be increased to $2.5 billion within the first two years of closing at our option. The Credit Facility bears interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on the entire facility and provides for variable grid pricing based upon our corporate credit rating. In addition, the Credit Facility has a $500 million U.S. dollar equivalent multi-currency tranche for Euro, Yen or Sterling borrowings. The Credit Facility contains financial covenants relating to a capitalization value and leverage criteria, minimum EBITDA and unencumbered EBITDA coverage ratio requirements and a minimum equity value.

On June 7, 2005, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $1.0 billion at a weighted average fixed interest rate of 4.90%. The first tranche is $400.0 million at a fixed interest rate of 4.60% due June 15, 2010 and the second tranche is $600.0 million at a fixed interest rate of 5.10% due June 15, 2015. We received net proceeds of $993.0 million. We used $358.0 million of the net proceeds to reduce borrowings on our Credit Facility, $600.0 million to reduce a $1.8 billion term loan we used to finance part of our acquisition of Chelsea (the “Acquisition Facility”), and the remaining portion was used for general working capital purposes. On July 19, 2005, we filed a registration statement under the Securities Act of 1933 registering notes to be exchanged for the Rule 144A notes. The registration statement has been declared effective and the exchange offer is underway. The exchange notes and the Rule 144A notes have the same economic terms and conditions.

Credit Facility.   Other significant activity on the Credit Facility during the six-month period ended June 30, 2005 was as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
January 20, 2005	$200,000	• To repay a $250 million unsecured term loan, which had a rate of LIBOR plus 65 basis points.
March 31, 2005	17,268	• Repayment of CPG Partners, L.P.’s Yen unsecured loan facility, which had a rate of TIBOR plus 125 basis points.
May 16, 2005	110,000	• Repayment of $110 million unsecured notes, which had a fixed rate of 7.625%.
June 15, 2005	300,000	• Repayment of $300 million of unsecured notes, which had a fixed rate of 6.75%.
June 24, 2005	100,000	• Repayment of $100 million Medium Term Notes, which had a fixed rate of 7.125%.

Other amounts drawn on the Credit Facility were for general working capital purposes. The total amount repaid on the Credit Facility during the six month period ended June 30, 2005 was $776.0 million. The total outstanding balance of the Credit Facility was $805.8 million as of June 30, 2005. During the first six months of 2005, the maximum amount outstanding under the Credit Facility was $991.9 million and the weighted average amount outstanding was $752.1 million.

Acquisition Facility.   We borrowed the $1.8 billion Acquisition Facility in 2004 to finance the cash portion of our acquisition of Chelsea Property Group. As of June 30, 2005, $1.2 billion remained outstanding. The Acquisition Facility matures on October 12, 2006 and has remaining principal payments of two equal installments: March 12, 2006 and at maturity. The Acquisition Facility bears interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on all loans outstanding, and provides for variable grid pricing based upon our credit rating.

Secured Debt

Total secured indebtedness was $4.7 billion and $5.0 billion at June 30, 2005 and December 31, 2004, respectively.

During the six-month period ended June 30, 2005, we repaid $47.7 million in mortgage loans, unencumbering four separate properties.

On June 1, 2005, we repaid a $110 million mortgage related to our disposition of Riverway, which bore interest at LIBOR plus 115 basis points, and had a maturity date of October 1, 2006.

7.   Stockholders’ Equity

On March 11, 2005, 407,200 shares of restricted stock were awarded at a fair value of $60.57 per share. On May 11, 2005, 7,400 shares of restricted stock were awarded at a fair value of $68.40 per share. On June 1, 2005, 1,000 shares of restricted stock were awarded at a fair value of $69.91 per share. The fair market value of the restricted stock awarded has been deferred and is being amortized over a four-year vesting period. The issuance of these 2005 restricted stock awards utilized existing shares held in treasury. All awards were made under The Simon Property Group 1998 Stock Incentive Plan.

During the first six months of 2005, we issued 1,719,741 shares of common stock to seven limited partners in exchange for an equal number of units.

During the first quarter of 2005, we repurchased 2,000,000 shares of common stock in the open market under a Board approved $250 million share repurchase program at an average price of $61.88. In total, we repurchased 2,317,300 shares as part of this program, which expired on May 6, 2005.

On May 11, 2005, the Board of Directors authorized a new common stock repurchase program under which we may purchase up to 6,000,000 shares of our common stock subject to a maximum aggregate purchase price of $250 million over the next twelve months as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. As of June 30, 2005, no shares had been repurchased under this program.

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

Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the state of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. On September 10, 2003, the court issued its decision in a Memorandum and Order (the “Order”). In the Order, the court found that certain entities and individuals breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. On August 6, 2004, Triple Five closed on its purchase of our one-half partnership interest. The court further held that we must disgorge all “net profits” that we received as a result of our ownership interest in the Mall from October 1999 to the present.

As a result of the Order, we initially recorded a $6.0 million charge for our share of the estimated loss in 2003. In the first quarter of 2004, as a result of the May 3, 2004 memorandum issued by the court appointed mediator, which has now been affirmed by the court, we recorded an additional $13.5 million charge for our share of the loss that is included in “(Loss) gain on sales of assets and other, net” in the accompanying consolidated financial statements of operations and comprehensive income. We ceased recording any contribution to either net income or Funds from Operations (“FFO”) from the results of operations of Mall of America as of September 1, 2003.

We appealed the Order to the United States Court of Appeals for the Eighth Circuit. On April 21, 2005, the Court of Appeals issued its opinion, affirming in part and reversing in part the Order of the trial court. The Appellate Court opinion changes the equitable remedy contained in the Order and requires that the one-half partnership interest Triple Five acquired from us pursuant to the Order must instead be offered, for the same price, to Mall of America Associates, a general partnership in which Triple Five and an entity affiliated with the Simon family are 50/50 partners. If Mall of America Associates refuses to purchase the interest, then Triple Five must transfer back to us one-half of the interest it acquired from us in August, 2004. The case has been remanded to the trial court for proceedings consistent with the Appellate Court’s decision. It is not possible to provide any assurance of the ultimate outcome of this litigation.

We are involved in various legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture Property, which is non-recourse to us. As of June 30, 2005, we have guaranteed or have provided letters of credit to support our share of $121.6 million of our total $2.9 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the mortgage or other indebtedness. The mortgages and other indebtedness guaranteed are secured by the property of the joint venture partnership, which could be sold in order to satisfy the outstanding obligation.

9.   Real Estate Acquisitions and Dispositions

During the six-month period ended June 30, 2005, we had significant dispositions of properties summarized as follows (dollars in millions):

Properties	Our Ownership %	Date of Disposal	Sales Price	Gain/(Loss)
Riverway and O’Hare International Center	100%	June 1, 2005	$257.3	$119.7

Substantially all of the proceeds from the sale, net of repayment of outstanding debt, of Riverway and O’Hare International Center will be reinvested in tax-free “like-kind” exchange investments pursuant to Section 1031 of the Internal Revenue Code.

We had no property acquisitions during the six-month period ended June 30, 2005.

10.   New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This statement requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (a) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, or (b) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not anticipated to have a material impact on our financial position or results of operations.

In June 2005, the FASB ratified its consensus in EITF Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-05). The effective date for Issue 04-05 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 is not anticipated to have a material impact on our financial position or results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this report. Certain statements made in this section or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to: international, national, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, pending litigation, maintenance of REIT status, changes in applicable laws, rules and regulations, changes in market rates of interest and fluctuations in exchange rates of foreign currencies. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

Simon Property Group, Inc. (“Simon Property”) is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”). To qualify as a REIT, a company must distribute at least 90 percent of its taxable income to its stockholders annually. Taxes are paid by stockholders on ordinary dividends received and any capital gains. Most states also follow this federal treatment and do not require REITs to pay state income tax. Simon Property Group, L.P. (the “Operating Partnership”) is a majority-owned partnership subsidiary of Simon Property that owns all of our real estate properties. In this discussion, the terms “we”, “us” and “our” refer to Simon Property, the Operating Partnership, and their subsidiaries.

We are engaged in the ownership, development and management of retail real estate, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of June 30, 2005, we owned or held an interest in 295 income-producing properties in the United States, which consisted of 172 regional malls, 71 community/lifestyle centers, 32 Premium Outlet centers and 20 other shopping centers or outlet centers in 40 states plus Puerto Rico (collectively, the “Properties”, and individually, a “Property”). In addition, we also own interests in eleven parcels of land held in the United States for future development (together with the Properties, the “Portfolio”). Finally, we have ownership interests in 51 European shopping centers (France, Italy, Poland and Portugal); five Premium Outlet centers in Japan; one Premium Outlet center in Mexico; and one shopping center in Canada.

The Operating Partnership’s wholly-owned subsidiary, M.S. Management Associates, Inc. (the “Management Company”) provides leasing, management, and development services to most of the Properties. In addition, insurance subsidiaries of the Management Company insure the self-insured retention portion of our general liability program, and the deductible associated with our workers’ compensation programs, and provide reinsurance for the primary layer of general liability coverage to our third party maintenance providers while performing services under contract with us. Third party providers provide coverage above the insurance subsidiaries’ limits.

Operating Philosophy

We seek growth in our earnings, funds from operations (“FFO”), and cash flows through:

•             focusing on our core business of regional malls,

•             acquiring individual properties or portfolios of properties, focusing on quality retail real estate. As part of our acquisition strategy, we review and evaluate a number of acquisition opportunities and evaluate each based on its compliment to our Portfolio,

•             pursuing new development as well as strategic expansion and renovation activity to enhance existing assets’ profitability and market share when we believe the investment of our capital meets our risk-reward criteria. We seek to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth.

To support this growth, our capital strategy is three-fold:

•             to provide the capital necessary to fund growth,

•             to maintain sufficient flexibility to access capital in many forms, both public and private, and

•             to manage our overall financial structure in a fashion that preserves our investment grade ratings.

We own and operate investment properties which generate revenues primarily from long-term leases; therefore, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be approximately 15–25% of total outstanding indebtedness by setting interest modalities for each financing or refinancing based on current market conditions. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We believe this strategy is the most appropriate for the long-term health of our company. Our $2.0 billion unsecured revolving credit facility (“Credit Facility”) provides liquidity as our cash needs vary from time to time.

We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $609.6 million in the first and second quarters of 2005. We generate the majority of revenues from leases with retail tenants including:

•             Base minimum rents, cart and kiosk rentals,

•             Overage and percentage rents based on tenants’ sales volume, and

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

We also generate revenues from outlot land sales and, due to our size and tenant relationships, from the following:

•             Simon Brand Ventures (“Simon Brand”) mall marketing initiatives, including the sale of co-branded gift cards under the Simon brand. Simon Brand revenues also include payment services, national media contracts, a national beverage contract and other contracts with national companies.

•             Simon Business Network (“Simon Business”) property operating services to our tenants and others resulting from its relationships with vendors.

Results Overview

Diluted FFO per share increased $0.34 during the first six months of 2005, or 17.3%, to $2.31 per share from $1.97 per share for the same period last year. The increase in FFO per share is due to the performance of our core operations and acquisition activity. These increases in FFO per share also impacted our diluted earnings per common share but were offset primarily by an increase in depreciation expense, including our share of depreciation from unconsolidated joint ventures, as a result of acquisition activity. Net gains from sales of real estate and discontinued operations increased earnings from the previous period by $0.48. Finally, the effect of additional dilutive securities on diluted earnings per share was anti-dilutive for the six months ended June 30, 2005 by $0.02. All of these items resulted in an increase in diluted earnings per common share of $0.38 during the first six months of 2005, or 65.5%, to $0.96 from $0.58 for the same period last year.

Our core business fundamentals remained healthy during the first six months of 2005. Regional mall comparable sales per square foot (“psf”) strengthened during the first six months of 2005, increasing 5.5% to $442 psf from $419 psf for the same period in 2004 as a result of strong retail demand by consumers. Our regional mall average base rents increased 3.8% to $34.16 psf as of June 30, 2005 from $32.92 psf as of June 30, 2004 and our regional mall leasing spreads were $7.33 psf as of June 30, 2005 compared to $6.18 psf as of June 30, 2004. Finally, regional mall occupancy increased 0.9% to 92.2% as of June 30, 2005 from 91.3% due to strong demand for retail space and lower bankruptcy rates.

During the first six months of 2005 we disposed of four properties as follows:

•             On January 11, 2005, Metrocenter, a regional mall located in Phoenix, Arizona was sold and we recorded a gain on disposition of $11.4 million. We held a 50% interest in Metrocenter.

•             On March 31, 2005, we sold Lakeland Factory Outlet, located in Lakeland, Tennessee. There was no gain or loss on the sale of this property.

•             On June 1, 2005, we sold our Riverway and O’Hare International Center office building complexes, located in Rosemont, Illinois. We recorded a gain on the disposition of these two properties of $119.7 million.

Our overall effective weighted average borrowing rate increased by 16 basis points as compared to our overall effective weighted average borrowing rate at December 31, 2004 due to increasing variable interest rates. However, as compared to the prior year period, our overall effective weighted average borrowing rate increased 2 basis points. Our financing activities were highlighted by the following significant transactions:

•             On January 11, 2005, we refinanced the Credit Facility, increasing it to a maximum of $2.0 billion and extending the maturity to January 11, 2008, with an additional one-year extension available at our option. The Credit Facility can be increased to $2.5 billion within the first two years of closing at our option subject to a fee approximating 25 basis points. The Credit Facility bears interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on the entire $2.0 billion facility and provides for variable grid pricing based upon our corporate credit rating. In addition, the new facility has a $500 million multi-currency tranche for Euro, Yen or Sterling borrowings and also includes a money market competitive bid option program that allows us to hold auctions to obtain lower pricing for short-term funds for up to $1.0 billion.

•             We paid off a $110 million mortgage that bore interest at LIBOR plus 115 basis points, as a result of our disposition of the property (Riverway).

•             We issued two tranches of senior unsecured notes totaling $1.0 billion at a weighted average fixed interest rate of 4.90%, and used $358 million to repay borrowings on the Credit Facility and $600 million to repay borrowings on the loan we incurred to finance a portion of our acquisition of Chelsea Property Group, Inc. and its affiliates (collectively “Chelsea”) in 2004.

•             We repaid $510 million in unsecured borrowings which bore interest at fixed rates ranging from 6.75% to 7.625%, and $250 million in unsecured borrowings that bore a variable rate of LIBOR plus 65 basis points.

Portfolio Data

The Portfolio data discussed in this overview includes the following key operating statistics: occupancy, average base rent per square foot and comparable sales per square foot. We include acquired Properties in this data beginning in the year of acquisition and we do not include any Properties located outside of the United States. The following table sets forth these key operating statistics for:

•             Properties that we consolidate in our consolidated financial statements,

•             Properties that we account for under the equity method as unconsolidated joint ventures, and

•             the foregoing two categories of Properties on a total Portfolio basis.

	June 30, 2005	% Change from prior period	June 30, 2004	% Change from prior period
Regional Malls:
Occupancy
Consolidated	92.3%		90.9%
Unconsolidated	92.0%		91.8%
Total Portfolio	92.2%		91.3%
Average Base Rent per Square Foot
Consolidated	$33.53	4.8%	$32.01	5.9%
Unconsolidated	$35.31	2.7%	$34.38	2.7%
Total Portfolio	$34.16	3.8%	$32.92	4.6%
Comparable Sales Per Square Foot
Consolidated	$427	5.5%	$404	7.6%
Unconsolidated	$474	5.9%	$448	5.2%
Total Portfolio	$442	5.5%	$419	6.6%
Premium Outlet Centers:
Occupancy	99.2%
Average Base Rent Per Square Foot	$22.83	—	—	—
Comparable Sales Per Square Foot	$426	—	—	—
Community/Lifestyle Centers:
Occupancy
Consolidated	89.3%		89.8%
Unconsolidated	96.1%		95.1%
Total Portfolio	91.5%		91.5%
Average Base Rent Per Square Foot
Consolidated	$11.44	3.3%	$11.08	7.7%
Unconsolidated	$10.51	4.4%	$10.07	2.5%
Total Portfolio	$11.13	3.4%	$10.77	6.2%
Comparable Sales Per Square Foot
Consolidated	$224	2.8%	$218	8.1%
Unconsolidated	$203	(0.5%)	$204	(0.2%)
Total Portfolio	$218	2.1%	$213	5.3%

Occupancy Levels and Average Base Rent Per Square Foot.   Occupancy and average base rent are based on mall and freestanding GLA owned by us (“Owned GLA”) in the regional malls, all tenants at the Premium Outlet centers, and all tenants at community/lifestyle centers. We believe the continued growth in regional mall occupancy is primarily the result of the overall quality of our Portfolio. The result of the growth in occupancy is an increase in nearly every category of revenue. Our Portfolio has maintained stable occupancy and increased average base rents despite the uncertain economic climate.

Comparable Sales Per Square Foot.   Comparable sales include total reported retail sales at Owned GLA (for mall and freestanding stores with less than 10,000 square feet) in the regional malls and all reporting tenants at the Premium Outlet centers and community/lifestyle centers. Retail sales at Owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

International Property Data

The following key operating statistics are provided for our international properties which are accounted for using the equity method of accounting. Discussion regarding our results of operations for our investment in unconsolidated entities is included in our year over year comparisons which follow.

	June 30, 2005	Change from prior period	June 30, 2004
European Shopping Centers
Occupancy	97.9%		99.3%
Comparable sales per square foot (1)	$444	—	—
Average base rent per square foot (1)	$31.10	1.7%	$30.58
International Premium Outlets (2)
Occupancy	100%		—
Comparable sales per square foot (3)	$827	—	—
Average base rent per square foot (3)	$42.50	—	—

(1)                    Based on a conversion factor (USD:Euro) of 1.2066 for 2005 and 1.2085 for 2004.

(2)                    Does not include Premium Outlets Punta Norte in Mexico, which opened December 2004 and Montreal Forum in Canada.

(3)                    Based on a conversion factor of (USD:Yen) of 107.55 for 2005.

Results of Operations

In addition to the activity discussed in the Results Overview, the following acquisitions, dispositions, and openings affected our consolidated results from continuing operations in the comparative periods:

•             On June 1, 2005, we sold the Riverway and O’Hare International Center office building complexes, in Rosemont, Illinois for $257.3 million and recognized a gain on their disposition of $119.7 million.

•             On May 6, 2005, we opened Seattle Premium Outlets.

•             On December 15, 2004, we increased our ownership interest in Woodland Hills, located in Tulsa, Oklahoma, to approximately 94.5% for $119.5 million, including the assumption of our $39.7 million share of debt

•             On November 19, 2004, we increased our ownership interest in Lehigh Valley, located in Whitehall, Pennsylvania, to 37.6% for approximately $42.3 million, including the assumption of our $25.9 million share of debt.

•             On October 14, 2004, we completed our acquisition of Chelsea. The acquisition included 32 Premium Outlets, 4 Premium Outlets in Japan, 3 community centers, 21 other retail centers, 1 Premium Outlet in Mexico, and its development portfolio. The purchase price was approximately $5.2 billion including the assumption of debt. As a result, we acquired the remaining 50% interests in two Premium Outlets in Las Vegas and Chicago, which resulted in our owning a 100% interest in these Properties which were previously accounted for under the equity method of accounting.

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

•             On February 5, 2004 we purchased a 95% interest in Gateway Shopping Center in Austin, Texas for approximately $107.0 million.

In addition to the activity discussed in the Results Overview, the following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

•             In March 2005, we and our joint venture partner opened St. Johns Town Center, a 1.5 million square foot open-air retail project, located in Jacksonville, Florida. Through the construction period, we owned 85% of this project, including our 85% guarantee underlying the construction financing. Also in March, the construction loan was refinanced with permanent secured debt, the guarantee was released, and the ownership percentages were each adjusted to 50%. As a result, we changed the method of accounting for this Property from consolidated to the equity method. We received proceeds from the refinancing of $15.7 million as a repayment of our capital contribution.

•             In March 2005, we opened Toki Premium Outlets in Japan.

•             On January 11, 2005, Metrocenter, a regional mall located in Phoenix, Arizona, was sold. We held a 50% interest in Metrocenter, which was accounted for on the equity method of accounting.

•             On October 14, 2004, we opened Clay Terrace in Carmel, Indiana.

•             On May 10, 2004, we and our joint venture partner (Chelsea) completed construction and opened Chicago Premium Outlets.

•             On April 7, 2004, we sold the joint venture interest in a hotel property held by the Management Company.

•             August 6, 2004, we completed the court ordered sale of our joint venture interest in Mall of America, in Minneapolis, Minnesota.

We sold the following Properties in 2004 and 2005:

•	Hutchinson Mall on June 15, 2004	•	Heritage Park Mall on December 29, 2004
•	Bridgeview Court on July 22, 2004	•	Lakeland Factory Outlet Mall on March 31, 2005
•	Woodville Mall on September 1, 2004	•	Riverway and O’Hare International Center on
•	Santa Fe Premium Outlets on December 28, 2004		June 1, 2005

For the purposes of the following comparison between the three and six months ended June 30, 2005 and 2004, the above transactions are referred to as the Property Transactions. Properties that were owned in both of the periods under comparison are referred to as comparable properties.

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $113.5 million during the period. The net effect of the Property Transactions increased minimum rents $106.4 million, $91.9 million of which was due to the operations of the Premium Outlet centers and other Properties acquired from Chelsea in October of 2004. Amortization of the fair market value of in-place leases increased minimum rents by $3.6 million over that of the second quarter of 2004, including the impact of the Property Transactions, principally the result of the Chelsea transaction. Comparable non-Simon Brand and Simon Business rents increased $7.1 million, or 2.1%. This was primarily due to the leasing of space at higher rents that resulted in an increase in base rents of $4.8 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $3.1 million. Total overage rents increased $5.9 million, $1.7 million of which was from comparable properties, reflecting strengthening retail sales.

Tenant reimbursements, excluding Simon Business initiatives, increased $38.3 million, of which the Property Transactions accounted for $34.4 million, $28.9 million of which was due to the operations of the Premium Outlets and other properties which were acquired from Chelsea in October of 2004. The remainder of the increase of $3.9 million, or 2.2%, was in comparable properties and was due to increased property operating costs and the impact of moving tenants to our fixed common area maintenance reimbursement program.

Management fees and other revenues decreased $1.0 million primarily due to decreased construction and development fees from joint ventures due to timing of these activities. Total other income, excluding consolidated Simon Brand and Simon Business initiatives, increased $1.5 million during the period. This increase was due to increased interest income of $3.7 million offset by decreases in land sale activity as compared to the comparable period of prior year.

Consolidated revenues from Simon Brand and Simon Business initiatives increased $6.5 million to $33.9 million from $27.4 million. The increase in revenues is primarily due to:

•             increased revenue from our co-branded gift card program,

•             increased rents and fees from service providers,

•             increased advertising rentals, and

•             increased event and sponsorship income.

The increased revenues from Simon Brand and Simon Business were offset partially by increases in Simon Brand and Simon Business expenses of $1.2 million, that primarily resulted from increased gift card and other operating expenses included in total property operating expenses.

Property operating expenses increased $16.1 million, $1.2 million from comparable properties (representing an increase of 1%) principally as a result of increased personnel costs and insurance. The remaining increase in property operating expenses was due to the net effect of the Property Transactions, principally the acquisition of the Chelsea portfolio.

Depreciation and amortization expenses increased $63.5 million primarily due to the net effect of the Property Transactions. The Chelsea properties accounted for $55.9 million of the increase. Comparable properties depreciation and amortization increased $1.0 million, due to the effect of expansions and renovation activity.

Real estate taxes increased $13.1 million due principally to the Property Transactions. The Chelsea properties accounted for $8.8 million of the increase. The comparable property increase was $3.2 million, or 5.5%.

Repairs and maintenance increased $5.0 million due principally to the Property Transactions. The Chelsea properties accounted for $3.1 million of the increase. The comparable property increase was $1.4 million, or 7.2%.

Advertising and promotion expenses increased $6.0 million due to the net effect of the Property Transactions, primarily the Chelsea properties.

Provision for credit losses decreased $4.9 million from the prior period due to a reduction of gross receivables and recoveries of amounts previously written off or provided for in prior periods.

Home office and regional costs increased $9.5 million due to the Property Transactions, primarily due to the acquisition of Chelsea and the costs of operating the Roseland, NJ offices. Other expenses increased $3.5 million primarily due to ground rent and legal expense increases.

Interest expense increased $42.9 million due to the following:

•             the effect of the borrowings to finance the Property Transactions,

•             the consolidation and/or acquisition of debt related to Property Transactions, principally the Chelsea acquisition in the fourth quarter of 2004, which increased interest expense by $15.0 million,

•             increased average borrowings resulting from the impact of an unsecured note offering in August of 2004, and

•             increases in our overall weighted average borrowing rate.

The gain on sale of assets in the second quarter of 2005 of $2.1 million relates to the sale of our ownership in a property management entity acquired as part of our acquisition of Rodamco North America N.V. (“Rodamco”) and other non-core asset sales. In 2004, we recorded a pretax gain of $11.6 million upon the sale of a hotel also acquired as part of the Rodamco acquisition.

The gain on disposal of discontinued operations of $119.7 million represents the net gain upon disposition of our Riverway and O’Hare International Center properties in June of 2005.

Preferred dividends increased $10.6 million and preferred distributions of the Operating Partnership increased $2.5 million due to the preferred stock and preferred units issued in the Chelsea acquisition.

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $232.5 million during the period. The net effect of the Property Transactions increased minimum rents $216.8 million, $179.3 million of which was due to the operations of the Premium Outlet centers and other Properties acquired from Chelsea in October of 2004. Total amortization of the fair market value of in-place leases increased minimum rents by $9.8 million over that of the first six months of 2004, including the impact of the Property Transactions, principally the result of the Chelsea transaction. Comparable non-Simon Brand and Simon Business rents increased $15.7 million, or 2.3%. This was primarily due to the leasing of space at higher rents that resulted in an increase in base rents of $10.7 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $6.6 million. Total overage rents increased $9.7 million, $3.0 million of which was from comparable properties, reflecting strengthening retail sales.

Tenant reimbursements, excluding Simon Business initiatives, increased $74.9 million, of which the Property Transactions accounted for $71.4 million, $56.1 million of which was due to the operations of the Premium Outlets and other properties which were acquired from Chelsea in October of 2004. The remainder of the increase of $3.5 million, or 1.0%, was in comparable properties and was due to the increase in property operating cost expenses and the impact of moving tenants to our fixed common area maintenance reimbursement program.

Management fees and other revenues increased $0.8 million primarily due to increased construction and development fees from joint venture activities. Total other income, excluding consolidated Simon Brand and Simon Business initiatives, increased $9.3 million during the period. This increase included the effect of increased land sale activity over the prior year’s period of $4.1 million, increases in interest income of $4.2 million, and increases in net fee income received for construction and financing activities for joint venture Properties.

Consolidated revenues from Simon Brand and Simon Business initiatives increased $12.5 million to $55.7 million from $43.2 million. The increase in revenues is primarily due to:

•             increased revenue from our co-branded gift card program,

•             increased rents and fees from service providers,

•             increased advertising rentals, and

•             increased event and sponsorship income.

The increased revenues from Simon Brand and Simon Business were offset by increases in Simon Brand and Simon Business expenses of $0.7 million, that primarily resulted from increased gift card and other operating expenses included in property operating expenses.

Property operating expenses increased $34.7 million, $4.5 million from comparable properties (representing an increase of 2.7%). The remainder of the increase is due to the net effect of the Property Transactions, due principally to the acquisition of the Chelsea properties.

Depreciation and amortization expenses increased $140.4 million primarily due to the net effect of the Property Transactions. The Chelsea properties accounted for $113.4 million of the increase. Comparable properties depreciation and amortization increased $3.7 million, due to the effect of expansions and rennovations.

Real estate taxes increased $26.8 million due to the Property Transactions. The Chelsea properties accounted for $17.2 million of the increase. The comparable property increase was $6.4 million, or 5.5%.

Repairs and maintenance increased $11.4 million due principally to the Property Transactions. The Chelsea properties accounted for $6.6 million of the increase. The comparable property increase was $3.2 million, or 7.7%.

Advertising and promotion expenses increased $11.5 million due principally to net effect of the Property Transactions. The Chelsea properties added $12.5 million to this increase.

Provision for credit losses decreased $5.8 million from the prior period due to a reduction of gross receivables and recoveries of amounts previously written off or provided for in prior periods.

Home office and regional costs increased $15.8 million due to the Property Transactions, primarily due to the acquisition of Chelsea and the additional costs of operating the Roseland, NJ offices, and incremental discretionary incentive compensation arrangements. Other expenses increased $5.5 million primarily due to ground rent and legal expense increases.

Interest expense increased $86.9 million due to the following:

•             the effect of the borrowings to finance the Property Transactions,

•             the consolidation and/or acquisition of debt related to Property Transactions, principally the Chelsea acquisition in the fourth quarter of 2004, which increased interest expense by $31.2 million,

•             increased average borrowings resulting from the impact of an unsecured note offering in August 2004, and

•             increases in our overall weighted average borrowing rate.

The gain on sale of assets in 2005 of $12.6 million relates to the sale of our joint venture interest in Metrocenter in January 2005 and the sale of a property management entity acquired as part of the Rodamco acquisition in 2002. In 2004, we recorded a $13.5 million net loss on the forced sale of our interest in the Mall of America offset by a $11.6 gain upon the disposition of a hotel acquired also as part of our acquisition of Rodamco.

Preferred dividends increased $21.1 million and preferred distributions of the Operating Partnership increased $4.5 million due to the preferred stock and preferred units issued in the Chelsea acquisition.

Liquidity and Capital Resources

Our balance of cash and cash equivalents decreased $144.5 million to $375.6 million as of June 30, 2005. The reduction in cash was due to changes in the gift card program. The cash and related liability to gift card holders for the unused portion of the card are now held and administered by an independent bank.

On June 30, 2005, the Credit Facility had available borrowing capacity of $1.194 billion. During the first six months of 2005, the maximum amount outstanding under the Credit Facility was $991.9 million and the weighted average amount outstanding was $752.1 million. The weighted average interest rate was 3.24% for the six-month period ended June 30, 2005.

We and the Operating Partnership also have access to public and private capital markets for our equity and unsecured debt. Finally, we have access to private equity from institutional investors and other joint venture investors at the Property level. Our current senior unsecured debt ratings are Baa2 by Moody’s Investors Service and BBB+ by Standard & Poor’s.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $609.6 million. We also received proceeds of $320.0 million from the sale of properties and partnership interests during the first six months of 2005. In addition, we had a net use of cash from all of our debt financing and repayment activities of $190.2 million. These activities are further discussed below in Financing and Debt. We also:

•             repurchased shares of common stock and limited partner units amounting to $127.1 million,

•             paid stockholder dividends and unitholder distributions of $392.5 million,

•             paid preferred stock dividends and preferred unit distributions totaling $51.1 million,

•             funded consolidated capital expenditures of $288.0 million, These capital expenditures include development costs of $114.7 million, renovation and expansion costs of $123.3 million, and tenant costs and other operational capital expenditures of $50.0 million, and

•             funded investments in unconsolidated entities of $16.0 million.

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

Financing and Debt

Unsecured Debt.   As previously discussed, on January 11, 2005, we refinanced our Credit Facility, expanding the facility from $1.25 billion to $2.0 billion.

On June 1, 2005, we repaid a $110 million mortgage related to our disposition of Riverway, which bore interest at LIBOR plus 115 basis points, and had a maturity date of October 1, 2006.

During the six-month period ended June 30, 2005, we repaid $1.36 billion in unsecured notes with borrowings from the Credit Facility and the proceeds of senior unsecured note offerings.

We issued two tranches of senior unsecured notes totaling $1.0 billion at a weighted average fixed interest rate of 4.90%. The first tranche is $600.0 million at a fixed interest rate of 5.10% due June 15, 2015, and the second tranche is $400.0 million at a fixed interest rate of 4.60% due June 15, 2010.

Secured Debt.   During the six-month period ended June 30, 2005, we repaid $47.7 million in mortgage loans, unencumbering four properties.

We refinanced a joint venture property with a $500.0 million, 4.86% fixed rate mortgage that matures on June 1, 2010. The balances of the two previous mortgages, which were repaid, were $142.0 million and $50.1 million and bore interest at fixed rates of 8.74% and 7.20%, respectively. Both mortgages were scheduled to mature on September 1, 2005. We received our share of the excess refinancing proceeds of approximately $120 million on closing of this new mortgage loan.

Summary of Financing

Our consolidated debt, after giving effect to outstanding derivative instruments, consisted of the following:

Debt Subject to	Adjusted Balance as of June 30, 2005	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2004	Effective Weighted Average Interest Rate
Fixed Rate	$11,193,331	6.31%	$10,766,015	6.48%
Variable Rate	3,053,889	3.69%	3,820,378	3.06%
	$14,247,220	5.74%	$14,586,393	5.58%

As of June 30, 2005, we had interest rate cap protection agreements on $210.0 million of consolidated variable rate debt. We also hold $370.0 million of notional amount variable rate swap agreements that had a weighted average pay rate of 3.64% and a weighted average receive rate of 3.72% at June 30, 2005. As of June 30, 2005, the net effect of these agreements effectively converted $304.5 million of fixed rate debt to variable rate debt.

Contractual Obligations and Off-Balance Sheet Arrangements.   There have been no material changes in our outstanding capital expenditure commitments since December 31, 2004, as previously disclosed in our 2004 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of June 30, 2005 for the remainder of 2005 and subsequent years thereafter (dollars in thousands):

	2005	2006 - 2007	2008 - 2010	After 2010	Total
Long Term Debt
Consolidated (1)	$238,789	$3,973,999	$5,313,941	$4,613,050	$14,139,779
Pro rata share of Long Term Debt:
Consolidated (2)	$237,378	$3,931,074	$5,272,137	$4,506,744	$13,947,333
Joint Ventures (2)	91,437	673,437	991,091	1,147,413	2,903,378
Total Pro Rata Share of Long Term Debt	$328,815	$4,604,511	$6,263,228	$5,654,157	$16,850,711

(1)                    Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps of $107,441.

(2)                    Represents our pro rata share of principal maturities and excludes net premiums and discounts.

We generally expect to meet our 2005 debt maturities through refinancings, issuances of new debt securities or borrowings on the Credit Facility. We also expect to have the ability and financial resources to meet all future long-term obligations. Specific financing decisions will be made based upon market rates, property values, and our desired capital structure at the maturity date of each instrument.

Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of June 30, 2005, we have guaranteed or have provided letters of credit to support $121.6 million of our total $2.9 billion share of joint venture mortgage and other indebtedness presented in the table above.

Acquisitions and Dispositions

Buy/sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in regional mall properties. Our partners in our joint ventures may initiate these provisions at any time and if we determine it is in our stockholders’ best interests for us to purchase the joint venture interest, we believe we have adequate liquidity to execute the purchases of the interests without hindering our cash flows or liquidity. Should we decide to sell any of our joint venture interests, we would expect to use the net proceeds from any such sale to reduce outstanding indebtedness.

Acquisitions.   Although the acquisition of high quality individual properties or portfolios of properties is an integral component of our growth strategies, we did not acquire any properties during the first six months of 2005.

Dispositions.   We continue to pursue the sale of Properties and other assets that no longer meet our strategic criteria. During the first six months of 2005 we disposed of Metrocenter, a regional mall in Phoenix, Arizona, Lakeland Factory Outlet in Lakeland, Tennessee, and our O’Hare International Center and Riverway office buildings, in Rosemont, Illinois. We received net proceeds of $320.0 million from the disposition of these properties and other assets and recorded gains on their disposal totaling $132.4 million. Proceeds from the disposition of Metrocenter and Lakeland Factory Outlet were used for general working capital purposes, while proceeds from the sale of Riverway and O’Hare International Center will be reinvested in tax-free “like-kind” exchange investments pursuant to Section 1031 of the Internal Revenue Code. We do not believe the sale of these assets will have a material impact on our future results of operations or cash flows and their removal from service and sale will not materially affect our ongoing operations. If we sell any Properties that are classified as held for use, their sale prices may differ from their carrying value.

Development Activity

New Developments.   The following describes our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of June 30, 2005 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under construction
Wolf Ranch	Georgetown, TX	670,000	$62	$62	$62	3rd Quarter 2005
Firewheel Center	Garland, TX	785,000	98	98	72	4th Quarter 2005
Rockaway Plaza	Rockaway, NJ	370,000	8	8	11	1st Quarter 2006
Coconut Point	Bonita Springs, FL	1,200,000	209	105	36	1st Quarter 2006 (b)
The Domain (c)	Austin, TX	775,000	195	195	55	1st Quarter 2007
The Village at SouthPark	Charlotte, NC	47,000	27	20	—	2nd Quarter 2007

(a)                    Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

(b)                    The estimated opening date represents Phase I only. Phase II estimated opening date is 3rd quarter 2006.

(c)                     Property being developed using proceeds from the sale of Riverway and O’Hare International Center through tax-free “like-kind” exchanges pursuant to Section 1031 of the Internal Revenue Code.

We expect to fund these capital projects with either available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. We expect our share of the total 2005 new development costs during the year to be approximately $250 million.

Strategic Expansions and Renovations.   The following describes our significant renovation and/or expansion projects currently under construction, the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of June 30, 2005 (dollars in millions):

Property	Location	Incremental Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction
Aurora Mall	Aurora, CO	51,000	$62	$45	$29	3rd Quarter 2006

(a)                    Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

We expect to fund this capital project with either available cash flow from operations and borrowings from the Credit Facility. We have other renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $220 million (our share) on expansion and renovation activities in 2005.

International.   In 2003 we significantly increased our presence in Europe through our joint venture with the Rinascente Group, Gallerie Commerciali Italia (“GCI”). Part of our international expansion strategy is to reinvest net cash flow to fund other future international developments. We believe that reinvesting the cash flows derived overseas in foreign denominated development and redevelopment projects mitigates some of the risk to our initial investment and to changes in foreign currencies. In addition, to date we have funded the majority of our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlet joint ventures in Japan and Mexico where we use Yen and Peso denominated financing.

Currently, our net income exposure to changes in the volatility of the Euro, Yen, and Peso is not material. In addition, since cash flow from operations is currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings for the next few years.

The agreements for the Operating Partnership’s 34.7% interest in ERE are structured to either require or permit us to acquire up to an additional 26.1% ownership interest in ERE at amounts which may vary from time-to-time.

In addition, the shareholder agreements for ERE contain customary buy/sell provisions, as well as a marketing right which either we or the 39.5% shareholder may exercise. The 39.5% shareholder has initiated this marketing right and we have elected to purchase their interest. We have also entered into a definitive agreement with a third party institutional investor which calls for us to sell the shares acquired from the 39.5% shareholder to the third party investor for the same price, and otherwise upon substantially the same terms and conditions. Because we are obligated to immediately sell the shares acquired from the 39.5% shareholder to the institutional third party for the same price and upon substantially the same terms and conditions, we will recognize no gain or loss in this transaction and will not at any time control ERE. Closing is expected to occur in the third quarter. To the extent we acquire any portion of the 26.1% interest, we will first acquire the amount necessary to equalize our ownership in ERE with the third party institutional investor, and one-half of any other portion thereafter acquired will be sold to the third party investor for a fixed price so that the Operating Partnership and the third party investor will maintain equal ownership interests in ERE.

The carrying amount of our total combined investment in ERE and GCI as of June 30, 2005, net of the related currency translation adjustment, was $287.4 million, including subordinated debt in ERE. Our investments in ERE and GCI are accounted for using the equity method of accounting. Currently 3 European developments are under construction, which will add approximately 3.3 million square feet of GLA for a total net cost of approximately €454 million, of which our share is approximately € 93 million.

Distributions and Stock Repurchase Programs

The Board of Directors declared and we paid a common stock dividend of $0.70 per share in the second quarter of 2005. We are required to pay a minimum level of dividends to maintain our status as a REIT. Our dividends and limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a “non-cash” expense. Our future dividends and the distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT.

During the first quarter of 2005, we repurchased 2,000,000 shares of common stock in the open market under a  $250 million Board approved share repurchase program at an average price of $61.88. In total, we repurchased 2,317,300 shares as part of this program, which expired on May 6, 2005.

On May 11, 2005, the Board of Directors authorized a common stock repurchase program under which we may purchase up to $250 million of our common stock over the next twelve months as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. As of June 30, 2005, no shares had been repurchased under this program.

Non-GAAP Financial Measure — Funds from Operations

Industry practice is to evaluate real estate properties in part based on funds from operations (“FFO”). We consider FFO to be a key measure of our operating performance that is not specifically defined by accounting principles generally accepted in the United States (“GAAP”). We believe that FFO is helpful to investors because it is a widely recognized measure of the performance of REITs and provides a relevant basis for comparison among REITs. We also use this measure internally to measure the operating performance of our Portfolio.

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is consolidated net income computed in accordance with GAAP:

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

We have adopted NAREIT’s clarification of the definition of FFO that requires us to include the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting change or resulting from the sale of depreciable real estate. However, you should understand that our computation of FFO might not be comparable to FFO reported by other REITs and that FFO:

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

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
(in thousands)
Funds from Operations	$335,169	$267,260	$654,738	$520,257
Increase in FFO from prior period	25.4%	8.9%	25.8%	10.6%
Reconciliation:
Net Income	$173,218	$78,545	$248,682	$134,732
Plus:
Limited partners’ interest in the Operating Partnership, preferred distributions of the Operating Partnership and preferred dividends	49,368	25,101	71,955	44,581
Depreciation and amortization from consolidated properties and discontinued operations	205,858	143,547	417,576	279,798
Our share of depreciation and amortization and other items from unconsolidated afiliates	55,567	42,140	103,298	83,632
(Gain)/loss on sales of real estate and other assets and discontinued operations	(121,826)	(11,816)	(132,387)	1,593
Tax provision related to sale	1,533	4,415	1,533	4,415
Less:
Minority interest portion of depreciation and amortization	(2,792)	(1,938)	(4,841)	(3,019)
Preferred distributions and dividends	(25,757)	(12,734)	(51,078)	(25,475)
Funds from Operations	$335,169	$267,260	$654,738	$520,257
FFO Allocable to Simon Property	$263,889	$208,557	$514,636	$403,160
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$0.70	$0.34	$0.96	$0.58
Plus: Depreciation and amortization from consolidated Properties and our share of depreciation and amortization from unconsolidated affiliates, net of minority interest portion of depreciation and amortization	0.92	0.70	1.83	1.36
Plus: (Gain)/loss on sales of real estate and other assets and discontinued operations	(0.43)	(0.04)	(0.47)	0.01
Plus: Tax provision related to sale	0.01	0.02	0.01	0.02
Less: Impact of additional dilutive securities for FFO per share	(0.02	(0.01)	(0.02)	0.00
Diluted FFO per share	$1.18	$1.01	$2.31	$1.97

Market Risk

Our exposure to market risk due to changes in interest rates primarily relates to our variable rate debt obligations. We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt, or in the case of a fair value hedge, effectively convert fixed rate debt to variable rate debt. In addition, we manage this exposure by refinancing fixed rate debt at times when rates and terms are appropriate.

We are also exposed to foreign currency risk on the financing of foreign operations. We seek to manage this foreign currency risk by using foreign-denominated debt to finance a significant portion of these foreign operations. We also reinvest net cash flow from our international operations in other international developments.

We do not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. We seek to mitigate the risk of changing interest rates by limiting the variable rate portion of our debt portfolio to a specified limit, currently no more than 25% of our overall borrowings, and we believe that we have limited the exposure to any potential significant adverse effect due to the variability in underlying interest rates.

Retail Climate and Tenant Bankruptcies

Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing vacant spaces resulting from tenant terminations. Pressures that affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth, and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from bankruptcies. We lost approximately 65,000 square feet of mall shop tenants to bankruptcies in the second quarter of 2005.

Consolidation of major department stores in the retail real estate industry can occur and is typically cyclical in nature. Recently, the May and Federated department store companies announced their merger, which is expected to close in the fourth quarter of 2005.  Our strategy in these instances is to aggressively position, acquire, or release space vacated by store closings as a result of such consolidations. Generally, our exposure to department store consolidations and related store closings or divestitures is more pronounced at our larger centers. As a result, we have historically been successful at finding quality replacement tenants in such instances.

The geographical diversity of our Portfolio mitigates some of the risk of an economic downturn. In addition, the diversity of our tenant mix also is important because no single retailer represents either more than 1.7% of total GLA or more than 4.1% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. We have demonstrated an ability to successfully retenant anchor and inline store locations during soft economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, we cannot assure you that we will successfully execute our releasing strategy.

Insurance

We maintain commercial general liability, “all risk” property coverage including fire, flood, extended coverage and rental loss insurance on our Properties. Rosewood Indemnity, Ltd, a wholly-owned subsidiary of the Management Company indemnifies our general liability carrier for a specific layer of losses. The carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier’s policy. A similar policy written through Rosewood Indemnity, Ltd. also provides a portion of our initial coverage for property insurance and certain windstorm risks at the Properties located in Florida.

The events of September 11, 2001 affected our insurance programs. Although insurance rates remain high, since the President signed into law the Terrorism Risk Insurance Act (TRIA) in November of 2002, the price of terrorism insurance has steadily decreased, while the available capacity has been substantially increased. We have purchased terrorism insurance covering all Properties. The program provides limits up to one billion per occurrence for Certified (Foreign) acts of terrorism and $500 million per occurrence for Non-Certified (Domestic) acts of terrorism. The coverage is written on an “all risk” policy form that eliminates the policy aggregates associated with our previous terrorism policies. This policy is in place throughout the remainder of 2005. However, if TRIA is not extended in terms and conditions substantially similar to those currently in place, our available coverage options and cost of insurance could be impacted.

Inflation

Inflation has remained relatively low in recent years and has had minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants’ leases contain provisions designed to lessen our exposure to the impact of inflation. These provisions include clauses enabling us to receive percentage rentals based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. A substantial portion of our leases, other than those for anchors, require the tenant to pay their proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. For most of our remaining leases, we receive fixed reimbursement from the tenant which is subject to annual adjustments.

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

Item 3.   Qualitative and Quantitative Disclosure About Market Risk

Sensitivity Analysis.   A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2004.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Control Over Financial Reporting.   There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the state of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. On September 10, 2003, the court issued its decision in a Memorandum and Order (the “Order”). In the Order, the court found that certain entities and individuals breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. On August 6, 2004, Triple Five closed on its purchase of our one-half partnership interest. The court further held that we must disgorge all “net profits” that we received as a result of our ownership interest in the Mall from October 1999 to the present.

As a result of the Order, we initially recorded a $6.0 million charge for our share of the estimated loss in 2003. In the first quarter of 2004, as a result of the May 3, 2004 memorandum issued by the court appointed mediator, which has now been affirmed by the court, we recorded an additional $13.5 million charge for our share of the loss that is included in “(Loss) gain on sales of assets and other, net” in the accompanying consolidated financial statements of operations and comprehensive income. We ceased recording any contribution to either net income or FFO from the results of operations of Mall of America as of September 1, 2003.

We appealed the Order and the Ancillary Relief Order to the United States Court of Appeals for the Eighth Circuit. On April 21, 2005, the Court of Appeals issued its opinion, affirming in part and reversing in part the Order of the trial court. The Appellate Court concluded that as a result of its decision, the Ancillary Relief Order is moot and it dismissed that part of our appeal. The Appellate Court opinion changes the equitable remedy contained in the Order and requires that the one-half partnership interest Triple Five acquired from us pursuant to the Order must instead be offered, for the same price, to Mall of America Associates, a general partnership in which Triple Five and an entity affiliated with the Simon family are  50/50 partners. If Mall of America Associates refuses to purchase the interest, then Triple Five must transfer back to us one-half of the interest it acquired from us in August, 2004. The case has been remanded to the trial court for proceedings consistent with the Appellate Court’s decision. It is not possible to provide any assurance of the ultimate outcome of this litigation.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2005, we issued 860,325 shares of common stock to four limited partners in exchange for an equal number of units of the Operating Partnership. The issuance of the shares of common stock was made pursuant to the terms of the Partnership Agreement of the Operating Partnership and was exempt from registration under the Securities Act of 1933 as amended, in reliance upon Section 4(2) as a private offering. We registered the resale of these shares of common stock under the Securities Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — June 30, 2005	—	—	—
$250,000,000

(1)                    On May 11, 2005, the Board of Directors authorized a one-year common stock repurchase program. Under the program, we may purchase up to $250 million of our common stock as market conditions warrant. We may repurchase shares in the open market or in privately negotiated transactions.

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Simon Property was held on May 11, 2005. The matters submitted to the stockholders for a vote included (a) the election of 7 directors to Simon Property’s Board of Directors; (b) ratification of the independent registered public accounting firm; and (c) consideration of a stockholder proposal.

The following table sets forth the results of voting on these matters:

Matter:

	Number of Votes FOR	Number of Votes WITHHELD/AGAINST	Number of Abstentions/Broker Non Votes
Election of Directors:
Birch Bayh	209,462,257	4,141,903	—
Melvyn E. Bergstein	212,104,011	1,500,149	—
Linda Walker Bynoe	212,096,416	1,507,744	—
Karen N. Horn	212,085,478	1,518,682	—
Reuben S. Leibowitz	212,101,338	1,502,822	—
J. Albert Smith, Jr.	209,761,294	3,842,866	—
Pieter S. van den Berg	212,062,007	1,542,153	—
Ratification of Ernst & Young LLP	202,503,638	385,139	1,145,279
Stockholder Proposal	12,574,351	154,827,246	36,620,459

Members of the Board of Directors whose term of office as director continued after the Annual Meeting other than those elected are Melvin Simon, Herbert Simon, David Simon, Richard S. Sokolov, Frederick W. Petri and M. Denise DeBartolo York.

Item 5.   Other Information

During the period covered by this Quarterly Report on Form 10-Q, the Audit Committee of our Board of Directors approved the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform non-audit services involving tax compliance and tax planning services related to certain of our foreign subsidiaries and investments and due diligence services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.   Exhibits

Exhibit Number	Exhibit Descriptions
10

Fifteenth Supplemental to the Indenture dated as of November 26, 1996 between Simon Property Group, L.P. and JPMorgan Chase Bank, N.A. (as successor to the Chase Manhattan Bank), as trustee, (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 9, 2005 by Simon Property Group, L.P.)

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
Date: August 4, 2005