Form 10-K
period 2005-12-31
SIMON PROPERTY GROUP INC /DE/
filed 2006-03-08
CIK 1063761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

            Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☒    NO ☐

            Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

            Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

☒  Large accelerated filer                      ☐  Accelerated filer                      ☐  Non-accelerated filer

            Indicate by checkmark whether the Registrant is a shell company (as defined in rule 12-b of the Act). YES ☐  NO ☒

            The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $15,574 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2005.

            As of January 31, 2006, Simon Property Group, Inc. had 220,381,156, 8,000 and 4,000 shares of common stock, Class B common stock and Class C common stock outstanding, respectively.

Documents Incorporated By Reference

            Portions of the Registrant's Annual Report to Stockholders are incorporated by reference into Parts I, II and IV; and portions of the Registrant's Proxy Statement in connection with its 2006 Annual Meeting of Stockholders are incorporated by reference in Part III.

Simon Property Group, Inc. and Subsidiaries
Annual Report on Form 10-K
December 31, 2005

Part I

Item 1. Business

Background

            Simon Property Group, Inc. ("Simon Property") is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust ("REIT"). Simon Property Group, L.P. (the "Operating Partnership") is a majority-owned partnership subsidiary of Simon Property that owns all of our real estate properties. In these notes to the audited consolidated financial statements, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership and their subsidiaries.

            We are engaged primarily in the ownership, development, and management of retail real estate, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of December 31, 2005, we owned or held an interest in 286 income-producing properties in the United States, which consisted of 171 regional malls, 33 Premium Outlet centers, 71 community/lifestyle centers, and 11 other shopping centers or outlet centers in 39 states and Puerto Rico (collectively, the "Properties", and individually, a "Property"). We also own interests in ten parcels of land held for future development (together with the Properties, the "Portfolio"). Finally, we have ownership interests in 51 European shopping centers (in France, Italy and Poland), five Premium Outlet centers in Japan, and one Premium Outlet center in Mexico.

Operating Policies and Strategies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

  Investment Policies

            We conduct our investment activities through the Operating Partnership and its subsidiaries. Our primary business objectives are to increase Funds From Operations ("FFO") per share, operating results and the value of our Properties while maintaining a stable balance sheet consistent with our financing policies. We intend to achieve these objectives by:

  •
  developing new shopping centers which meet our economic criteria;
  •
  renovating and/or expanding our Properties where appropriate;
  •
  acquiring additional shopping centers and portfolios of other retail real estate companies that meet our investment criteria;
  •
  pursuing a leasing strategy that capitalizes on the desirable location of our Properties;
  •
  generating additional revenues through merchandising, marketing and promotional activities;
  •
  adding mixed-use elements to our Portfolio through our land intensification initiatives. This includes adding elements such as multifamily, condominiums, hotel and self-storage at selected locations; and
  •
  improving the performance of our Properties by using the economies of scale that result from our size to help control operating costs.

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

            While we emphasize equity real estate investments, we may, at our discretion, invest in mortgages and other real estate interests consistent with our qualification as a REIT under the Internal Revenue Code ("Code"). We do not currently intend to invest to a significant extent in mortgages or deeds of trust; however, we hold an interest in one Property through a mortgage note which results in us receiving 100% of the economics of the Property. We may invest in participating or convertible mortgages if we conclude that we may benefit from the cash flow or any appreciation in the value of the property.

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

  Financing Policies

            We must comply with the covenant restrictions of debt agreements of the Operating Partnership that limit our ratio of debt to total market valuation. For example, the Operating Partnership's lines of credit and the indentures for the Operating Partnership's debt securities contain covenants that restrict the total amount of debt of the Operating Partnership to 65%, or 60% in relation to certain debt, of total assets, as defined under the related arrangement, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for our equity securities and the debt securities of the Operating Partnership.

            If the Board of Directors ("Board") determines to seek additional capital, we may raise such capital through additional equity offerings, debt financing, creation of joint ventures with existing ownership interests in Properties, retention of cash flows or a combination of these methods. Our ability to retain cash flows is subject to Code provisions requiring REITs to distribute a certain percentage of their taxable income. We must also take into account taxes that would be imposed on undistributed taxable income. If the Board determines to raise additional equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. The Board may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. This may include issuing stock in exchange for property. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock, which may be convertible into common stock. Existing stockholders will have no preemptive right to purchase shares in any subsequent offering of our securities. Any such offering could dilute a stockholder's investment in us.

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

            We may obtain unsecured or secured lines of credit. We also may determine to issue debt securities. Any such debt securities may be convertible into capital stock or be accompanied by warrants to purchase capital stock. We also may sell or securitize our lease receivables. The proceeds from any borrowings or financings may be used for the following:

  •
  financing acquisitions;
  •
  developing or redeveloping properties;
  •
  refinancing existing indebtedness;
  •
  working capital or capital improvements; or
  •
  meeting the income distribution requirements applicable to REITs, if we have income without the receipt of cash sufficient to enable us to meet such distribution requirements.

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

            The ability to offer units of limited partnership interest to transferors may result in beneficial tax treatment for the transferors. This is because the exchange of units for properties may defer the recognition of gain for tax purposes by the transferor. It may also be advantageous for us since certain investors may be limited in the number of shares of our capital stock that they may purchase.

            If the Board determines to obtain additional debt financing, we intend to do so generally through mortgages on Properties, drawings against revolving lines of credit or term loan facilities, or the issuance of unsecured debt through the Operating Partnership. We may do this directly or through an entity owned or controlled by us. The mortgages may be non-recourse, recourse, or cross-collateralized. We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties.

            Typically, we invest in or form special purpose entities only to obtain permanent financing for Properties on attractive terms. Permanent financing for Properties is typically structured as a mortgage loan on one or a group of Properties in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we are required to create special purpose entities to own the Properties. These special purpose entities are structured so that they would not be consolidated with us in the event we would ever become subject to a bankruptcy proceeding. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated Properties as part of our consolidated indebtedness.

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and the Board, as well as written charters for each of the standing Committees of the Board. In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees. At least a majority of the members of our Board must qualify as independent under the listing standards for New York Stock Exchange companies and cannot be affiliated with the Simon or DeBartolo families. Any transaction between us and the Simons or the DeBartolos, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of non-affiliated directors.

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

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with the REIT requirements of the Code, unless the Board determines that it is no longer in our best interests to qualify as a REIT. The Board may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer shares of our capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. We may engage in such activities in the future. We may issue shares of our common stock to holders of units of limited partnership interest in the Operating Partnership in future periods upon exercise of such holders' rights under the Operating Partnership agreement. We may also repurchase shares of our common stock subject to Board approval. We have not made loans to persons, including our officers and directors. It is our policy to not make any loans to our directors or executive officers for any purpose. We may make loans to our management company and to joint ventures in which we participate.

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

            Other Revenues.    Due to our size, tenant and vendor relationships, we also generate revenues from the activities of:

  •
  Simon Brand Ventures ("Simon Brand") obtains revenues from establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances. Simon Brand revenues include payment services, national media contracts, a national beverage contract and other contracts with national companies as well as the fees derived from the issuance of bank-issued co-branded gift cards.
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

            International Expansion.    Our investments in Europe, Japan, and Mexico are currently conducted through joint ventures. In Europe, we have investments in partnerships with Groupe Auchan (known as Gallerie Commerciali Italia ("GCI") in Italy) and Ivanhoe Cambridge, Inc. (known as European Retail Enterprises, B.V. ("ERE") in France and Poland). In Japan, our investments are in partnerships with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). Our Mexico investment is a joint venture with Sordo Madaleno y Asociados. We account for our international joint venture activities under the equity method of accounting, as defined by accounting policies generally accepted in the United States. We are also evaluating additional investments opportunities in Korea and China through additional joint venture relationships.

            We believe that the expertise we have gained through the development, leasing, management, and marketing of our Properties in the United States can be utilized in retail properties abroad. There are risks inherent in international operations that may be beyond our control which are described in the following section entitled "Risk Factors."

  Mergers and Acquisitions

            Mergers and acquisitions have been a significant component of the growth and development of our business. In 2005, we completed two acquisitions that added to our overall Portfolio:

  •
  On November 18, 2005, we purchased a 37.99% interest in Springfield Mall in Springfield, Pennsylvania for approximately $39.3 million, including the issuance of our share of debt of $29.1 million.

  •
  On November 21, 2005, we purchased a 50% interest in Coddingtown Mall in Santa Rosa, California for approximately $37.1 million, including the assumption of our share of debt of $10.5 million.

  Dispositions

            As part of our strategic plan to own quality retail real estate, we continually evaluate our properties and sell those which no longer meet our strategic criteria. We may use the capital generated from these dispositions to invest in higher-quality, higher-growth properties. We believe that the sale of these non-core Properties will not have a material impact on our future results of operations or cash flows nor will their sale materially affect our ongoing operations. We expect that any earnings dilution from the sales on our results of operations from these dispositions will be offset by the positive impact of acquisition, development and redevelopment activities.

            During 2005, we sold or disposed of sixteen previously consolidated non-core properties, consisting of four regional malls, one community/lifestyle center, nine other Outlet centers, and two office buildings. The properties and the month and year of disposition were:

Regional Malls:		Community/Lifestyle Center:
•	Cheltenham Square — November 2005	•	Grove at Lakeland Square — July 2005
•	Southgate Mall — November 2005	Outlet Centers:
•	Eastland Mall (Oklahoma) — December 2005	•	Lakeland Factory Outlet Mall — March 2005
•	Biltmore Square — December 2005	•	Factory Stores of America
Office Buildings:			(Various properties — all December 2005):
•	Riverway — June 2005		— Draper, Arcadia, Hanson, Tri-Cities, Tupelo,
•	O'Hare International Center — June 2005		Union City, West Frankfort, and Patriot Plaza

            The sale of these properties resulted in our recording an aggregate gain on the sale or disposition of these properties of $146.1 million, $146.9 million of which was reported as gain on disposal or sale of discontinued operations, net. In addition, on January 11, 2005, Metrocenter, a regional mall located in Phoenix, Arizona, in which we held a 50% interest, was sold. On December 22, 2005, we sold our 38% interest in our Canadian property, Forum Entertainment Centre. Both of these properties were accounted for on the equity method of accounting.

Competition

            We consider our principal competitors to be seven other major United States or internationally publicly-held companies that own or operate regional malls, outlet centers, and other shopping centers in the United States and abroad. We also compete with many commercial developers, real estate companies and other owners of retail real estate that operate in our trade areas. Some of our Properties and investments are of the same type and are within the same market area as competitor properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage. In addition, our Properties compete against other forms of retailing, such as catalog and e-commerce websites, that offer retail products and services.

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

            Our size reduces our dependence upon individual retail tenants. Approximately 4,200 different retailers occupy more than 24,000 stores in our Properties and no retail tenant represents more than 4.0% of our Properties' total minimum rents.

Certain Activities

            During the past three years, we have:

  •
  issued 12,443,195 shares of common stock upon the conversion of Series B preferred stock;
  •
  issued 10,159,749 shares of common stock upon the conversion of common units of limited partnership interest in the Operating Partnership;
  •
  issued 1,146,978 restricted shares of common stock, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan;
  •
  issued 1,333,024 shares of common stock upon exercise of stock options under The Simon Property Group 1998 Stock Incentive Plan;
  •
  purchased and retired 111,000 shares of common stock;
  •
  purchased 3,132,700 shares of common stock in the open market;
  •
  issued 12,978,795 shares of common stock in the Chelsea Property Group, Inc. (Chelsea) acquisition;
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
  •
  issued 573,462 shares of Series I preferred stock upon the conversion of Series I preferred units;
  •
  issued 796,948 shares of Series J preferred stock in the Chelsea acquisition;
  •
  borrowed a maximum amount of $1.2 billion under our unsecured revolving credit facility; the outstanding amount of borrowings under this facility as of December 31, 2005 was $809.3 million;
  •
  as a co-borrower with the Operating Partnership, borrowed $1.8 billion under an unsecured acquisition facility in connection with the Chelsea acquisition, of which $600 million was outstanding as of December 31, 2005;
  •
  provided annual reports containing financial statements certified by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.
  •
  not made loans to other entities or persons, including our officers and directors, other than to our management company and certain joint venture properties and officers prior to the enactment of the Sarbanes-Oxley Act of 2002 to pay income taxes due upon the vesting of restricted stock; all loans previously made to current executive officers have been repaid in full and our Code of Conduct prohibits us from making any further loans to officers and directors;
  •
  not invested in the securities of other issuers for the purpose of exercising control, other than the Operating Partnership, certain wholly-owned subsidiaries and to acquire interests in real estate and, our 2003 withdrawn tender offer for Taubman Centers, Inc.;
  •
  not underwritten securities of other issuers; and
  •
  not engaged in the purchase and sale or turnover of investments for the purpose of trading.

Employees

            At January 24, 2006 we and our affiliates employed approximately 4,700 persons at various properties and offices throughout the United States, of which approximately 1,700 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, IN and 160 were located at the Chelsea offices in Roseland, NJ.

Corporate Headquarters

            Our corporate headquarters are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636-1600. During 2006, we will be moving our corporate headquarters to our new office building located at 225 West Washington Street, located in Indianapolis, Indiana 46204.

Available information

            Our Internet website address is www.simon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the "About Simon/Investor Relations/Financial Information" section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

            The following corporate governance documents are also available through the About Simon/Investor Relations/Corporate Governance section of our Internet website or may be obtained in print form by request of our Investor Relations Department: Governance Principles, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating Committee Charter, Governance Committee Charter, and Executive Committee Charter.

Executive Officers of the Registrant

            The following table sets forth certain information with respect to the executive officers of Simon Property as of December 31, 2005.

Name	Age	Position
Melvin Simon (1)	79	Co-Chairman
Herbert Simon (1)	71	Co-Chairman
David Simon (1)	44	Chief Executive Officer
Richard S. Sokolov	56	President and Chief Operating Officer
David C. Bloom	49	Chairman of the Board — Chelsea Property Group, Inc.
Gary L. Lewis	47	Executive Vice President — Leasing
Stephen E. Sterrett	50	Executive Vice President and Chief Financial Officer
J. Scott Mumphrey	54	Executive Vice President — Property Management
John Rulli	49	Executive Vice President — Chief Operating Officer — Operating Properties
James M. Barkley	54	General Counsel; Secretary
Andrew A. Juster	53	Senior Vice President and Treasurer

(1)
Melvin Simon is the brother of Herbert Simon and the father of David Simon.

            Set forth below is a summary of the business experience of the executive officers of Simon Property. The executive officers of Simon Property serve at the pleasure of the Board. For biographical information of Melvin Simon, Herbert Simon, David Simon, David C. Bloom, Richard S. Sokolov, Stephen E. Sterrett, and James M. Barkley, see Item 10 of this report.

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

Item 1A. Risk Factors.

            The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. You should not consider this list to be a complete statement of all potential risks or uncertainties. Past performance should not be considered an indication of future performance.

Risks Relating to Debt and the Financial Markets

  We have a substantial debt burden that could affect our future operations.

            As of December 31, 2005, our consolidated mortgages and other indebtedness, net of the related premium and discount, totaled $14.0 billion, of which approximately $1.4 billion matures during 2006, including recurring principal amortization. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced when developments, such as the entry of new competitors or the loss of major tenants, could cause a reduction in income from a Property. Should such events occur, our operations may be adversely affected. If a Property is mortgaged to secure payment of indebtedness and income from the Property is insufficient to pay that indebtedness, the Property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

  We depend on external financings for our growth and ongoing debt service requirements.

            We depend, primarily, on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit rating, the willingness of banks to lend to us and conditions in the capital markets in general. We cannot assure you that we will be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing available to us will be on acceptable terms.

  Adverse changes in our credit rating could affect our borrowing capacity and borrowing terms.

            Our outstanding senior unsecured notes and preferred stock are periodically rated by nationally recognized credit rating agencies. The credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. Our credit rating can affect the amount of capital we can access, as well as the terms of any financing we obtain. Since we depend primarily on debt financing to fund our growth, adverse changes in our credit rating could have a negative effect on our future growth.

  Rising interest rates could adversely affect our debt service costs.

            As of December 31, 2005, approximately $2.2 billion of our total consolidated debt, adjusted to reflect outstanding derivative instruments, was subject to floating interest rates. In a rising interest rate environment, these debt service costs will increase. Increased debt service costs would adversely affect our cash flow. The impact of changes in market rates of interest on the fair value of our debt and, in turn, our future earnings and cash flows appears elsewhere in this report.

  Our hedging interest rate protection arrangements may not effectively limit our interest rate risk.

            We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt, or in the case of a fair value hedge, effectively convert fixed rate debt to variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful.

            Our use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Our termination of these hedging agreements typically involve costs, such as transaction fees or breakage costs.

  Rising interest rates could also make our equity securities less attractive.

            One of the factors that may influence the price of our equity securities in public markets is the annual distribution rate we pay as compared with the yields on alternative investments. Any significant increase in interest rates could lead holders of our equity securities to seek higher yields through other investments, which could adversely affect the market price of our equity securities.

Factors Affecting Real Estate Investments and Operations

  We face risks associated with the acquisition, development and expansion of properties.

            We regularly acquire and develop new properties and expand and redevelop existing Properties, and these activities are subject to various risks. We may not be successful in pursuing acquisition, development or redevelopment/expansion opportunities, and newly acquired, developed or redeveloped/expanded properties may not perform as well as expected. We are subject to other risks in connection with any acquisition, development and redevelopment/expansion activities, including the following:

  •
  construction costs of a project may be higher than projected, potentially making the project unfeasible or unprofitable;
  •
  we may not be able to obtain financing or to refinance construction loans on favorable terms, if at all;
  •
  we may be unable to obtain zoning, occupancy or other governmental approvals;
  •
  occupancy rates and rents may not meet our projections and the project may not be profitable; and
  •
  we may need the consent of third parties such as anchor tenants, mortgage lenders and joint venture partners, and those consents may be withheld.

            If a development or redevelopment/expansion project is unsuccessful, either because it is not meeting our expectations when operational or was not completed according to the project planning, we could lose our investment in the project. Further, if we guarantee the property's financing, our loss could exceed our investment in the project.

  We are subject to risks related to owning retail real estate.

            We are subject to risks incidental to the ownership and operation of retail real estate. These risks include, among others:

  •
  the risks normally associated with changes in the general economic climate;
  •
  trends in the retail industry;
  •
  creditworthiness of tenants;
  •
  competition for tenants and customers;
  •
  consumer confidence;
  •
  impact of terrorist activities;
  •
  changes in tax laws;
  •
  interest and foreign currency exchange rates;
  •
  the availability of financing; and
  •
  potential liability under environmental and other laws.

  Real estate investments are relatively illiquid.

            Our Properties represent a substantial portion of our total consolidated assets. These investments are relatively illiquid. As a result, our ability to sell one or more of our Properties or investments in real estate in response to any changes in economic or other conditions is limited. If we want to sell a Property, we cannot assure you that we will be able to dispose of it in the desired time period or that the sales price of a Property will exceed the cost of our investment.

Environmental Risks

  As owners of real estate, we can face liabilities for environmental contamination.

            Federal, state and local laws and regulations relating to the protection of the environment may require us, as a current or previous owner or operator of real property, to investigate and clean up hazardous or toxic substances or petroleum product releases at a Property or at impacted neighboring properties. These laws often impose liability regardless of whether the property owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. These laws and regulations may require the abatement or removal of asbestos containing materials in the event of damage, demolition or renovation, reconstruction or expansion of a Property and also govern emissions of and exposure to asbestos fibers in the air. Those laws and regulations also govern the installation, maintenance and removal of underground storage tanks used to store waste oils or other petroleum products. Many of our Properties contain, or at one time contained, asbestos containing materials or underground storage tanks (primarily related to auto service center establishments or emergency electrical generation equipment). The costs of investigation, removal or remediation of hazardous or toxic substances may be substantial and could adversely affect our results of operations or financial condition but is not estimable. The presence of contamination, or the failure to remediate contamination, may also adversely affect our ability to sell, lease or redevelop a Property or to borrow using a Property as collateral.

  Our efforts to identify environmental liabilities may not be successful.

            Although we believe that the Portfolio is in substantial compliance with Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances, this belief is based on limited testing. Nearly all of the Properties have been subjected to Phase I or similar environmental audits. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our results of operations or financial condition. However, we cannot assure you that:

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

Retail Operations Risks

  We are subject to risks that affect the general retail environment.

            Our concentration in the real estate market means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions, consumer confidence and terrorist activities. Any one or more of these factors could adversely affect our results of operations or financial condition.

  We may not be able to lease newly developed Properties and renew leases and relet space at existing Properties.

            We may not be able to lease new Properties to an appropriate mix of tenants or for rents that are consistent with our projections. Also, when leases for our existing Properties expire, the premises may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. To the extent that our leasing plans are not achieved, our cash generated before debt repayments and capital expenditures could be adversely affected.

  Certain Properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.

            Regional malls are typically anchored by department stores and other large tenants. The value of certain of our Properties could be adversely affected if department stores or other large tenants fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations. Department store and larger store, or "big box", consolidations typically result in the closure of existing stores or duplicate store locations. We do not control the disposition of those department stores or larger stores that we do not own. We also may not control the vacant space that is not re-leased in those stores we do own. Other tenants may be entitled to modify the terms of their existing leases in the event of such closures. The modification could be unfavorable to us as the lessor and decrease rents or expense recovery charges. Additionally, major tenant closures may result in decreased customer traffic which could lead to decreased sales at other stores. If the sales of stores operating in our Properties were to decline significantly due to closing of anchors, economic conditions, or other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

  We face potential adverse effects from tenants' bankruptcies.

            Bankruptcy filings by retailers occur frequently in the course of our operations. We are continually re-leasing vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected Properties. Future tenant bankruptcies could adversely affect our Properties or impact our ability to successfully execute our re-leasing strategy.

Risks Relating to Joint Venture Properties

  We have limited control with respect to certain Properties partially owned or managed by third parties, which may adversely affect our ability to sell or refinance the Properties at the most advantageous time for us.

            As of December 31, 2005, we owned interests in 146 income-producing properties with other parties. Of those, 20 Properties are included in our consolidated financial statements. We account for the other 126 properties under the equity method of accounting (joint venture properties). We serve as general partner or property manager for 59 of these 146 properties; however, certain major decisions, such as selling or refinancing these properties, require the consent of the other owners. The other owners also have other participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

  We guarantee debt or otherwise provide support for a number of joint venture Properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture Property. As of December 31, 2005, we have guaranteed or have provided letters of credit to support $41.6 million of our total $3.2 billion share of joint venture mortgage and other indebtedness. A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit.

Other Factors Affecting Our Business

  Our Common Area Maintenance (CAM) contributions may not allow us to recover the majority of our operating expenses from tenants.

            CAM costs typically include allocable energy costs, repairs, maintenance and capital improvements to common areas, janitorial services, administrative, property and liability insurance costs, and security costs. We historically have used leases with variable CAM provisions that adjust to reflect inflationary increases. However, we are making a concerted effort to shift from variable to fixed CAM contributions for our cost recoveries which will fix our tenants' CAM contributions to us. As a result, our CAM contributions may not allow us to recover all operating costs and, we cannot assure you that we will succeed in our efforts to recover a substantial portion of these costs in the future.

  We face a wide range of competition that could affect our ability to operate profitably.

            Our Properties compete with other retail properties for tenants on the basis of the rent charged and location. The principal competition may come from existing or future developments in the same market areas and from discount shopping centers, outlet malls, catalogues, discount shopping clubs and electronic commerce. The presence of competitive properties also affects our ability to lease space and the level of rents we can obtain. Renovations and expansions at competing malls could also negatively affect our Properties.

            We also compete with other retail property developers to acquire prime development sites. In addition, we compete with other retail property companies for attractive tenants and qualified management.

  We expect to continue to pursue international expansion opportunities that may subject us to different or greater risk from those associated with our domestic operations.

            We hold interests in joint venture properties in Europe, Japan and Mexico. We have also established arrangements to develop joint venture properties in China and Korea, and expect to pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic Properties and operations. These risks include:

  •
  adverse effects of changes in exchange rates for foreign currencies;
  •
  changes in foreign political environments, regionally, nationally, and locally;
  •
  challenges of complying with a wide variety of foreign laws including corporate governance, operations, taxes, and litigation;
  •
  differing lending practices;
  •
  differences in cultures;
  •
  changes in applicable laws and regulations in the United States that affect foreign operations;
  •
  difficulties in managing international operations; and
  •
  obstacles to the repatriation of earnings and cash.

            Although our international activities currently are a relatively small portion of our business (international properties represented less than 6% of the GLA of all of our properties at December 31, 2005), to the extent that we expand our international activities, these risks could increase in significance and adversely affect our results of operations and financial condition.

  Some of our potential losses may not be covered by insurance.

            We maintain commercial general liability "all risk" property coverage including fire, flood, extended coverage and rental loss insurance on our Properties. One of our subsidiaries indemnifies our general liability carrier for a specific layer of losses. A similar policy written through our subsidiary also provides a portion of our initial coverage for property insurance and certain windstorm risks at the Properties located in Florida. Even insured losses could result in a serious disruption to our business and delay our receipt of revenue.

            There are some types of losses, including lease and other contract claims that generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. If this happens, we may still remain obligated for any mortgage debt or other financial obligations related to the Property.

            The events of September 11, 2001 significantly affected our insurance programs. Although insurance rates remain high, since the President signed into law the Terrorism Risk Insurance Act (TRIA) in November of 2002, the price of terrorism insurance has steadily decreased, while the available capacity has been substantially increased. We have purchased terrorism insurance covering all Properties. The program provides limits up to $1 billion per occurrence for Certified (Foreign) acts of terrorism and $500 million per occurrence for Non-Certified (Domestic) acts of terrorism. The coverage is written on an "all risk" policy form. In December of 2005, the President signed into law the Terrorism Risk Insurance Extension Act (TRIEA) of 2005, thereby extending the federal terrorism insurance backstop through 2007. TRIEA narrows terms and conditions afforded by TRIA for 2006 and 2007 by: 1) excluding lines of coverage for commercial automobile, surety, burglary and theft, farm owners' multi-peril and professional liability; 2) raising the certifiable event trigger mechanism from $5 million to $50 million during 2006 and to $100 million during 2007; and 3) increasing the deductibles and co-pays assigned to insurance companies. Upon the expiration of TRIEA in 2007, we could pay higher premiums for comparable terrorism coverage and/or obtain or be otherwise able to secure less coverage than we have currently.

  Terrorist attacks may adversely affect the value of our properties.

            Our higher profile Properties or markets they operate in could be potential targets for terrorism attacks, due to the large quantities of people at the Property or in the surrounding areas. Threatened or actual terrorist attacks in these high profile markets could directly or indirectly impact our Properties by resulting in lower property values, a decline in revenue, or a decline in customer traffic and, in turn, a decline in our tenants' sales.

  Inflation may adversely affect our financial condition and results of operations.

            Although inflation has not materially impacted our operations in the recent past, increased inflation could have a more pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending which could impact our tenants' sales and, in turn, our overage rents, where applicable.

Risks Relating to Federal Income Taxes

  Our failure to qualify as a REIT would have adverse tax consequences to us and our stockholders.

            We cannot assure you that we will remain qualified as a REIT. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. If we fail to qualify as a REIT and any available relief provisions do not apply:

  •
  we will not be allowed a deduction for distributions to stockholders in computing our taxable income;
  •
  we will be subject to corporate level income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and
  •
  unless entitled to relief under relevant statutory provisions, we will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

            As a result, net income and funds available for distribution to our stockholders will be reduced for those years in which we fail to qualify as a REIT. Also, we would no longer be required to distribute money to our stockholders. Although we currently intend to operate so as to qualify as a REIT, future economic, market, legal, tax or other considerations might cause us to revoke our REIT election.

            On October 22, 2004 President Bush signed the American Jobs Creation Act which included several provisions of the REIT Improvement Act, which builds in some flexibility to the REIT rules. This Act provides for monetary penalties in lieu of REIT disqualification. This better matches the severity of the penalty to the REIT's error and therefore reduces the possibility of disqualification.

Item 1B. Unresolved Staff Comments

            None.

Item 2. Properties

  United States Properties

            Our Properties primarily consist of regional malls, Premium Outlet® centers, community/lifestyle centers, and other properties. Our Properties contain an aggregate of approximately 200 million square feet of GLA, of which we own approximately 121.7 million square feet ("Owned GLA"). Total estimated retail sales at the Properties in 2005 were approximately $51 billion.

            Regional malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. Our 171 regional malls range in size from approximately 400,000 to 2.0 million square feet of GLA. Our regional malls contain in the aggregate more than 18,300 occupied stores, including approximately 700 anchors, which are mostly national retailers. Our regional mall totals include certain lifestyle centers when the center contains a traditional department store anchor.

            Community/lifestyle centers are generally unenclosed and smaller than our regional malls. Our 71 community/lifestyle centers generally range in size from approximately 100,000 to 600,000 square feet of GLA. Community/lifestyle centers are designed to serve a larger trade area and typically contain at least two anchors and other tenants that are usually national retailers among the leaders in their markets. These tenants generally occupy a significant portion of the GLA of the center. We also own traditional community shopping centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we own open-air centers adjacent to our regional malls designed to take advantage of the drawing power of the mall.

            Premium Outlet centers generally contain a wide variety of retailers located in open-air manufacturer's outlet centers. Our 33 Premium Outlet centers range in size from approximately 200,000 to 600,000 square feet of GLA. The Premium Outlet centers are generally located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, and Dallas; or within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas, and Honolulu.

            We also have interests in 11 other shopping centers or outlet centers. These other Properties range in size from approximately 85,000 to 300,000 square feet of GLA. The combined other Properties represent less than 1% of our total operating income before depreciation.

            The following table provides representative data for our Properties as of December 31, 2005:

	Regional Malls	Premium Outlet Centers	Community/ Lifestyle Centers	Other Properties
% of total Property annualized base rent	81.5%	11.7%	5.9%	0.9%
% of total Property GLA	82.7%	6.3%	10.0%	1.0%
% of Owned Property GLA	76.0%	10.5%	11.8%	1.7%

            As of December 31, 2005, approximately 93.1% of the Mall and Freestanding Owned GLA in regional malls and the retail space of the other Properties was leased, approximately 99.6% of Owned GLA in the Premium Outlet centers was leased and approximately 91.6% of Owned GLA in the community/lifestyle centers was leased.

            We own 100% of 197 of our 286 Properties, effectively control 20 Properties in which we have a joint venture interest, and hold the remaining 69 Properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 276 of our Properties. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions at any time, which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

            The following property table summarizes certain data on our regional malls, Premium Outlet centers, and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2005.

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
	REGIONAL MALLS
1.	Alton Square	IL	Alton (St. Louis)	Fee	100.0%		Acquired 1993	74.6%	426,315	213,142		639,457	Sears, JCPenney, Famous-Barr (23), Old Navy
2.	Anderson Mall	SC	Anderson (Greenville)	Fee	100.0%		Built 1972	92.1%	404,394	230,472		634,866	JCPenney, Belk Ladies Fashion Store, Belk Men's & Home Store, Sears, Goody's
3.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	90.6%	229,011	213,457		442,468	Belk, JCPenney, Sears, Best Buy (6), Dick's Sporting Goods (6)
4.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	94.4%	191,395	310,602	(18)	501,997	Marshalls, The Home Depot, Linens ‘n Things, Filene's Basement, Old Navy
5.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1	% (4)	Acquired 1999	98.8%	—	206,673		206,673	Borders Books & Music, Cheesecake Factory, Tiffany & Co.
6.	Auburn Mall	MA	Auburn (Boston)	Fee	49.1	% (4)	Acquired 1999	96.3%	417,620	174,201		591,821	Filene's (23), Filene's Home Store (23), Sears
7.	Aventura Mall (1)	FL	Miami Beach	Fee	33.3	% (4)	Built 1983	95.1%	1,257,638	662,700		1,920,338	Macy's Mens & Home, Sears, Bloomingdale's, JCPenney, Macy's, Nordstrom (6)
8.	Avenues, The	FL	Jacksonville	Fee	25.0	% (4) (2)	Built 1990	97.8%	754,956	361,099		1,116,055	Belk, Dillard's, JCPenney, Parisian (25), Sears
9.	Bangor Mall	ME	Bangor	Fee	66.4	% (15)	Acquired 2003	87.6%	416,582	236,923		653,505	Dick's Sporting Goods, JCPenney, Filene's (23), Sears
10.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	99.4%	922,266	507,902		1,430,168	Dillard's Women's & Home, Dillard's Men's & Children's, Foley's (23), Sears, Nordstrom, JCPenney
11.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	95.2%	770,111	420,373		1,190,484	Dillard's Women's, Dillard's Men's, Children's & Home, Famous-Barr (23), Sears, JCPenney
12.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	97.3%	447,508	268,196		715,704	Younkers, Elder-Beerman, Kohl's, ShopKo
13.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	100.0%	357,000	328,670		685,670	Hecht's (23), Sears, Barnes & Noble, Bed Bath & Beyond
14.	Boynton Beach Mall	FL	Boynton Beach (W. Palm Beach)	Fee	100.0%		Built 1985	94.5%	714,210	301,559		1,015,769	Macy's, Sears, Dillard's Mens & Home, Dillard's Women, JCPenney, Muvico Theater (6)
15.	Brea Mall	CA	Brea (Orange County)	Fee	100.0%		Acquired 1998	99.6%	874,802	443,010		1,317,812	Macy's, JCPenney, Robinsons-May (23), Nordstrom, Sears
16.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	98.2%	427,730	192,579		620,309	Dillard's, JCPenney, Sears
17.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	95.2%	467,626	302,443		770,069	Macy's, JCPenney, Barnes & Noble
18.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	97.2%	836,236	423,123		1,259,359	Macy's, Lord & Taylor (24), Nordstrom (22), Sears, Cheesecake Factory
19.	Cape Cod Mall	MA	Hyannis (Barnstable — Yarmouth)	Ground Leases (2009-2073) (7)	49.1	% (4)	Acquired 1999	98.0%	420,199	303,861		724,060	Macy's, Filene's (23), Marshalls, Sears, Best Buy, Barnes & Noble
20.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	99.6%	1,105,913	353,422		1,459,335	Dick's Sporting Goods, L.S. Ayres (19), Macy's, JCPenney, Sears, Von Maur
21.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	83.5%	831,439	459,265	(18)	1,290,704	Steve & Barry's University Sportswear, Dick's Sporting Goods, JCPenney, Kaufmann's (23), Sears, Kaufmann's Furniture Galleries (23)
22.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	97.6%	381,153	190,645		571,798	Belk Women's & Children's, Belk Men's & Home, JCPenney, Sears
23.	Chautauqua Mall	NY	Lakewood (Jamestown)	Fee	100.0%		Built 1971	87.7%	213,320	218,349		431,669	Sears, JCPenney, Bon Ton, Office Max
24.	Chesapeake Square	VA	Chesapeake (Norfolk — VA Beach)	Fee and Ground Lease (2062)	75.0	% (12)	Built 1989	92.6%	534,760	272,092		806,852	Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, Hecht's (23), Target
25.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2005) (7)	100.0%		Built 1974	97.3%	793,716	445,458		1,239,174	Dillard's Women's & Furniture, Dillard's Men's, Children's & Home, JCPenney, Foley's (23), Sears

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
26.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7	% (4) (2)	Built 1995	88.2%	350,000	432,913	(18)	782,913	Nordstrom, Parisian (25)
27.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0	% (4)	Acquired 2005	79.1%	547,090	310,020		857,110	Macy's, JCPenney, Gottschalk's
28.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	88.6%	356,887	255,656		612,543	Sears, L.S. Ayres (23), Target, Dick's Sporting Goods, Bed Bath & Beyond (6), Pier One (6)
29.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	96.6%	408,052	333,700		741,752	Sears, JCPenney, Macy's, Macy's Mens & Children, Toys 'R Us, Barnes & Noble
30.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	97.2%	104,332	1,110,199	(18)	1,214,531	Nieman Marcus, Tiffany & Co., Barneys New York (6)
31.	Coral Square	FL	Coral Springs (Miami — Ft. Lauderdale)	Fee	97.2%		Built 1984	96.4%	648,144	296,987		945,131	Dillard's, JCPenney, Sears, Macy's Men, Children & Home, Macy's Women
32.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	92.1%	395,875	465,599		861,474	Parisian (25), Dillard's Men's, Dillard's Women's, Best Buy, Bed, Bath & Beyond, Cost Plus World Market, Ross Dress for Less
33.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	96.6%	631,556	410,195		1,041,751	Dillard's, Foley's (23), JCPenney, Mervyn's, Sears
34.	Crossroads Mall	NE	Omaha	Fee	100.0%		Acquired 1994	69.5%	405,669	232,839		638,508	Dillard's, Sears, Target, Old Navy
35.	Crystal Mall	CT	Waterford (New London — Norwich)	Fee	74.6	% (4)	Acquired 1998	93.3%	442,311	351,693		794,004	Macy's, Filene's (19), JC Penney, Sears
36.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	90.0%	302,495	121,835		424,330	JCPenney, Sears, Belk, Kmart
37.	Dadeland Mall	FL	N. Miami Beach	Fee	50.0	% (4)	Acquired 1997	97.2%	1,132,072	335,568		1,467,640	Saks Fifth Avenue, Nordstrom, JCPenney, Macy's, Macy's Children & Home, The Limited/Express
38.	DeSoto Square	FL	Bradenton (Sarasota — Bradenton)	Fee	100.0%		Built 1973	96.9%	435,467	255,024		690,491	JCPenney, Sears, Dillard's, Macy's
39.	Eastland Mall	IN	Evansville	Fee	50.0	% (4)	Acquired 1998	97.3%	489,144	375,572		864,716	JCPenney, Famous Barr (19), Macy's
40.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	94.3%	742,667	296,226		1,038,893	Dillard's, JCPenney, Sears, Macy's Men, Children & Home, Macy's Women
41.	Emerald Square	MA	North Attleboro (Providence — Fall River)	Fee	49.1	% (4)	Acquired 1999	97.1%	647,372	375,355		1,022,727	Filene's (23), Filene's Mens & Home Store (23), JCPenney, Sears
42.	Empire Mall (1)	SD	Sioux Falls	Fee and Ground Lease (2013) (7)	50.0	% (4)	Acquired 1998	93.6%	497,341	549,433		1,046,774	JCPenney, Younkers, Sears, Gordmans, Marshall Field's (23), Old Navy
43.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	99.2%	472,729	517,230	(18)	989,959	Macy's, Nordstrom
44.	Fashion Mall at Keystone	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	98.3%	249,721	430,507	(18)	680,228	Parisian (25), Saks Fifth Avenue, Crate & Barrel, Landmark Theaters
45.	Fashion Valley Mall	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	99.5%	1,053,305	654,732		1,708,037	JCPenney, Macy's, Neiman-Marcus, Nordstrom, Bloomingdale's (20), Saks Fifth Avenue
46	Firewheel Town Center	TX	Garland	Fee	100.0%		Built 2005	95.9%	298,857	485,051		783,908	Dillard's, Foley's (23), Barnes & Noble, Circuit City, Linens ‘n Things, Old Navy, Pier One, DSW, AMC Theatre
47.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	98.7%	1,232,416	616,312		1,848,728	Dillard's, JCPenney, Lord & Taylor (24), Saks Fifth Avenue, Sears, Macy's, Nordstrom
48.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	88.4%	327,260	173,418		500,678	JCPenney, Kohl's, Younkers, Sears
49.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	99.1%	—	635,134		635,134
50.	Galleria, The	TX	Houston	Fee and Ground Lease (2029)	31.5	% (4)	Acquired 2002	92.1%	1,164,982	1,093,584		2,258,566	University Club, Neiman Marcus, Macy's (19), Saks Fifth Avenue, Nordstrom, Foley's (23)
51.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0	% (4)	Acquired 1998	90.9%	500,809	545,697		1,046,506	JCPenney, Sears, Boscov's

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
52.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	96.4%	879,300	388,720		1,268,020	Dillard's Men's, Dillard's Women's, Kaufmann's (23), JCPenney, Sears
53.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2009) (7)	49.1	% (4)	Acquired 1999	93.5%	132,634	298,750	(18)	431,384	Marshalls, T.J. Maxx ‘N More, Best Buy, DSW
54.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	99.7%	909,928	413,053		1,322,981	JCPenney, Macy's, L.S. Ayres (19), Sears, Von Maur, Dick's Sporting Goods
55.	Gulf View Square	FL	Port Richey (Tampa — St. Pete)	Fee	100.0%		Built 1980	97.3%	461,852	291,948		753,800	Sears, Dillard's, JCPenney, Macy's, Best Buy, Linens ‘n Things
56.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	50.0	% (4)	Acquired 1998	88.6%	843,609	434,711		1,278,320	Parisian (25), Macy's, JCPenney, Sears, (8)
57.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017) (7)	100.0%		Acquired 1998	96.6%	902,400	327,710		1,230,110	Macy's, Sears, Dillard's, JCPenney, Belk
58.	Highland Mall (1)	TX	Austin	Fee and Ground Lease (2070)	50.0	% (4)	Acquired 1998	86.0%	732,000	359,749		1,091,749	Dillard's Women's & Home, Dillard's Men's & Children's, Foley's (23), JCPenney
59.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	99.8%	499,284	523,483		1,022,767	Dillard's, Sears, The Jones Store Co. (23)
60.	Indian River Mall	FL	Vero Beach	Fee	50.0	% (4)	Built 1996	92.7%	445,552	302,738		748,290	Sears, JCPenney, Dillard's, Macy's
61.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	95.8%	751,704	378,280		1,129,984	Dillard's, Dillard's Home Store, Foley's (23), JCPenney, Sears, Bealls
62.	Irving Mall	TX	Irving (Dallas — Ft. Worth)	Fee	100.0%		Built 1971	97.7%	637,415	406,604		1,044,019	Foley's (23), Dillard's, Sears, Circuit City, Burlington Coat Factory, (8)
63.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	96.3%	310,095	276,137		586,232	Macy's, Sears, H&M
64.	King of Prussia Mall	PA	King of Prussia (Philadelphia)	Fee	12.4	% (4) (15)	Acquired 2003	96.6%	1,545,812	1,064,661	(18)	2,610,473	Macy's, Bloomingdale's, J.C. Penney, Sears, Strawbridge's (19), Nordstrom, Neiman Marcus, Lord & Taylor (24)
65.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	88.4%	597,028	383,991		981,019	Dillard's, JCPenney, Belk, Sears, The Rush Fitness Center
66.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	100.0%	776,397	426,769		1,203,166	JCPenney, Foley's Home Store (23), Foley's (23), Dillard's, Sears, Bealls, Joe Brand
67.	Lafayette Square	IN	Indianapolis	Fee	100.0%		Built 1968	85.3%	937,223	269,609		1,206,832	L.S. Ayres (23), Sears, Burlington Coat Factory, Steve & Barry's University Sportswear, (8)
68.	Laguna Hills Mall	CA	Laguna Hills (Orange County)	Fee	100.0%		Acquired 1997	99.6%	536,500	330,691		867,191	Macy's, JCPenney, Sears
69.	Lake Square Mall	FL	Leesburg (Orlando)	Fee	50.0	% (4)	Acquired 1998	83.1%	296,037	264,753		560,790	JCPenney, Sears, Belk, Target, Best Buy (6)
70.	Lakeline Mall	TX	Austin	Fee	100.0%		Built 1995	97.3%	745,179	355,629		1,100,808	Dillard's, Foley's (23), Sears, JCPenney, (8)
71.	Lehigh Valley Mall	PA	Whitehall (Allentown — Bethlehem)	Fee	37.6	% (4) (15)	Acquired 2003	96.9%	564,353	484,090	(18)	1,048,443	JCPenney, Macy's, Boscov's (21), Linens ‘n Things
72.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	98.4%	821,356	655,714		1,477,070	Neiman Marcus, Macy's, Bloomingdale's
73.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	97.1%	498,000	359,552		857,552	Marshalls, The Sports Authority, Target, Bed, Bath & Beyond, Kohl's, Super Stop & Shop, Best Buy, Staples, AC Moore, Loews 16-Plex, Old Navy, Pier 1 Imports, K&G Menswear
74.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	89.1%	541,861	204,090		745,951	Elder-Beerman, Sears, Macy's, JCPenney
75.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	95.5%	220,830	200,719		421,549	Kohl's, Carson Pirie Scott
76.	Lindale Mall (1)	IA	Cedar Rapids	Fee	50.0	% (4)	Acquired 1998	89.8%	305,563	387,825		693,388	Von Maur, Sears, Younkers, (8)
77.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	99.1%	616,128	363,693		979,821	Macy's, Sears, Lord & Taylor (24), Steve & Barry's

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
78.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	66.4%	402,843	209,932		612,775	Dillard's, Dillard's Men's, JCPenney, Sears, Bealls
79.	Mall at Chestnut Hill	MA	Newton (Boston)	Lease (2039) (9)	47.2	% (4)	Acquired 2002	99.2%	297,253	180,979		478,232	Bloomingdale's, Filene's (23)
80.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	24.6	% (4)	Acquired 1999	100.0%	638,111	382,047		1,020,158	Macy's (19), Filene's (23), JCPenney, Sears
81.	Mall at The Source, The	NY	Westbury (New York)	Fee	25.5	% (4) (2)	Built 1997	96.2%	210,798	515,005		725,803	Fortunoff, Off 5th-Saks Fifth Avenue, Nordstrom Rack, Circuit City, David's Bridal, Steve & Barry's, H&M, Golf Galaxy (6)
82.	Mall of Georgia	GA	Mill Creek (Atlanta)	Fee	50.0	% (4)	Built 1999	97.9%	1,069,590	716,069		1,785,659	JCPenney, Dick's Sporting Goods, Nordstrom, Dillard's, Macy's, Barnes & Noble, Haverty's Furniture, Regal Cinema, Belk (6)
83.	Mall of New Hampshire	NH	Manchester (Boston)	Fee	49.1	% (4)	Acquired 1999	95.9%	444,889	363,264		808,153	JCPenney, Filene's (23), Sears, Best Buy, Old Navy, A.C. Moore
84.	Maplewood Mall	MN	Minneapolis	Fee	100.0%		Acquired 2002	98.0%	588,822	341,642		930,464	Sears, Marshall Field's (23), Kohl's, Barnes & Noble, JCPenney
85.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	92.2%	273,094	141,558		414,652	Sears, Target, (8)
86.	McCain Mall	AR	N. Little Rock	Fee and Ground Lease (2032) (10)	100.0%		Built 1973	96.4%	554,156	221,849		776,005	Sears, Dillard's, JCPenney, M.M. Cohn
87.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	89.1%	371,167	259,007		630,174	Dillard's Men's, Children's & Home, Dillard's Women's, JCPenney, Macy's, Dick's Sporting Goods (6), Circuit City (6)
88.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	96.5%	527,591	756,297	(18)	1,283,888	Macy's Women, Macy's Men, Macy's Children & Home, Nordstrom, Barnes & Noble, Steve & Barry's (6)
89.	Mesa Mall (1)	CO	Grand Junction	Fee	50.0	% (4)	Acquired 1998	87.2%	441,208	443,083		884,291	Sears, Herberger's, JCPenney, Target, Mervyn's
90.	Miami International Mall	FL	South Miami	Fee	47.8	% (4)	Built 1982	94.4%	778,784	293,586		1,072,370	Sears, Dillard's, JCPenney, Macy's Men & Home, Macy's Women & Children
91.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	93.3%	339,113	278,861		617,974	Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Bealls, Ross Dress for Less
92.	Miller Hill Mall	MN	Duluth	Ground Lease (2008)	100.0%		Built 1973	97.6%	429,508	379,488		808,996	JCPenney, Sears, Younkers, Barnes & Noble, DSW
93.	Montgomery Mall	PA	Montgomeryville (Philadelphia)	Fee	53.5	% (15)	Acquired 2003	89.3%	684,855	434,876		1,119,731	JCPenney, Macy's, Sears, Boscov's (21)
94.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	96.4%	435,756	205,946		641,702	JCPenney, L.S. Ayres (23), Sears, Elder Beerman
95.	Nanuet Mall	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	77.4%	583,711	332,990		916,701	Macy's, Boscov's, Sears
96.	North East Mall	TX	Hurst (Dallas — Ft. Worth)	Fee	100.0%		Built 1971	97.4%	1,194,589	467,785		1,662,374	Saks Fifth Avenue, Nordstrom, Dillard's, JCPenney, Sears, Foley's (23), Rave Motion Pictures
97.	Northfield Square Mall	IL	Bourbonnais (Chicago)	Fee	31.6	% (12)	Built 1990	78.0%	310,994	247,802		558,796	Sears, JCPenney, Carson Pirie Scott Women's, Carson Pierie Scott Men's, Children's & Home
98.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	95.2%	688,391	295,417		983,808	Nordstrom, JCPenney, Macy's, Toys 'R Us, Barnes & Noble (6)
99.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	95.1%	665,745	296,866		962,611	Parisian (25), Macy's, Sears, JCPenney
100.	NorthPark Mall	IA	Davenport	Fee	50.0	% (4)	Acquired 1998	85.5%	651,533	423,187		1,074,720	Von Maur, Younkers, Dillard's, JCPenney, Sears
101.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1	% (4)	Acquired 1999	93.7%	979,755	688,630		1,668,385	Nordstrom (22), Filene's (23), JCPenney, Lord & Taylor (24), Sears, Filene's Basement
102.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	95.8%	472,969	218,903		691,872	Famous Barr (23), JCPenney, Sears
103.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	91.8%	532,817	315,009	(18)	847,826	Dillard's, Macy's, Dillard's Mens

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
104.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	89.4%	616,443	275,921		892,364	Macy's, Boscov's, JCPenney, Sears
105.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	95.9%	528,551	388,958		917,509	Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods (6)
106.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	99.7%	773,295	437,229		1,210,524	JCPenney, Marshall Field's (23), Sears, Carson Pirie Scott
107.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	63.2	% (15)	Acquired 2003	94.1%	762,558	559,976	(18)	1,322,534	J.C. Penney, Sears, Boscov's (21), Macy's
108.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	92.0%	387,378	166,825		554,203	JCPenney, Sears, Belk, Macy's
109.	Palm Beach Mall	FL	West Palm Beach	Fee	100.0%		Built 1967	90.5%	749,288	335,230		1,084,518	Dillard's, JCPenney, Sears, Macy's, Borders Books & Music, DSW Shoe Warehouse
110.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	99.3%	588,137	444,030		1,032,167	Foley's (23), JCPenney, Dillard's Women's, Dillard's Men's, Children's & Home
111.	Pheasant Lane Mall	NH	Nashua (Boston)	(14)	(14)		Acquired 2002	97.0%	675,759	313,485		989,244	Macy's (19), Filene's (23), JCPenney, Sears, Target
112.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	97.1%	472,385	347,107		819,492	Nordstrom, Parisian (25), Saks Fifth Avenue
113.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	96.8%	504,796	608,908	(18)	1,113,704	JCPenney, Sears
114.	Port Charlotte Town Center	FL	Port Charlotte (Punta Gorda)	Fee	80.0	% (12)	Built 1989	82.9%	458,251	323,979		782,230	Dillard's, JCPenney, Bealls, Sears, Macy's, DSW Shoe Warehouse
115.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025) (7)	100.0%		Built 1972	92.7%	644,124	176,139		820,263	Dillard's, JCPenney, Foley's (23), Sears, Cinemark Theaters
116.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	38.0	% (4) (15)	Acquired 2003	92.9%	686,760	418,582		1,105,342	JCPenney, Lord & Taylor (24), Macy's, Sears, Old Navy
117.	Raleigh Springs Mall	TN	Memphis	Fee and Ground Lease (2018) (7)	100.0%		Built 1971	65.9%	691,230	226,173		917,403	Sears, (8)
118.	Richardson Square Mall	TX	Richardson (Dallas — Ft. Worth)	Fee	100.0%		Built 1977	55.4%	460,055	284,171		744,226	Dillard's, Sears, Super Target, Ross Dress for Less
119.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	93.2%	685,251	331,713		1,016,964	Sears, JCPenney, Kaufmann's (23), Barnes & Noble, Loews Cineplex, Steve & Barry's (6)
120.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	92.1%	834,588	544,483	(18)	1,379,071	Sears, JCPenney, Carson Pirie Scott, Marshall Field's (23)
121.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	97.6%	786,626	462,618		1,249,244	Macy's, Lord & Taylor (24), JCPenney, Sears
122.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	84.3%	596,984	286,261		883,245	Sears, Dillard's, Foley's (23), JC Penney
123.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	98.0%	1,430,425	758,507	(18)	2,188,932	Macy's, Bloomingdale's, JCPenney, Nordstrom, Bloomingdale's Furniture Gallery, Dick's Sporting Goods
124.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	96.3%	827,015	406,458		1,233,473	Macy's (19), JCPenney, Sears, Kaufmann's (23)
125.	Rushmore Mall (1)	SD	Rapid City	Fee	50.0	% (4)	Acquired 1998	88.6%	470,660	360,123		830,783	JCPenney, Sears, Herberger's, Hobby Lobby, Target
126.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	95.7%	428,258	270,479		698,737	Macy's, Mervyn's, Sears
127.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0	% (4) (2)	Built 1995	86.3%	768,798	383,683		1,152,481	Belk, Macy's, Dillard's, Sears, JCPenney
128.	Shops at Mission Viejo, The	CA	Mission Viejo (Orange County)	Fee	100.0%		Built 1979	100.0%	677,215	472,491		1,149,706	Macy's (19), Saks Fifth Avenue, Robinsons-May (23), Nordstrom
129.	Shops at Sunset Place, The	FL	Miami	Fee	37.5	% (4) (2)	Built 1999	87.8%	—	506,792		506,792	NikeTown, Barnes & Noble, GameWorks, Virgin Megastore, Z Gallerie, LA Fitness, AMC Theatre
130.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4)	Acquired 1995	96.2%	666,283	414,833		1,081,116	Macy's, Sears, JCPenney, H&M, Cheesecake Factory, Dick's Sporting Goods, Barnes & Noble, Macy's Furniture
131.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1	% (4)	Acquired 1999	94.5%	538,843	371,206		910,049	Filene's (23), Sears, JCPenney, Linens ‘n Things

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
132.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	94.5%	655,987	486,626		1,142,613	Sears, Boscov's (21), Macy's, Barnes & Noble
133.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	97.9%	847,603	612,832		1,460,435	Nordstrom (22), Filene's (23), Lord & Taylor (24), Sears
134.	Southern Hills Mall (1)	IA	Sioux City	Fee	50.0	% (4)	Acquired 1998	82.0%	372,937	431,709		804,646	Younkers, Sears, Sheel's Sporting Goods, JCPenney, Barnes & Noble
135.	Southern Park Mall	OH	Boardman (Youngstown)	Fee	100.0%		Built 1970	96.3%	811,858	383,412		1,195,270	Dillard's, JCPenney, Sears, Kaufmann's (23), Jillian's
136.	SouthPark Mall	IL	Moline (Davenport — Moline)	Fee	50.0	% (4)	Acquired 1998	81.6%	578,056	448,482		1,026,538	JCPenney, Younkers, Sears, Von Maur, Dillard's
137.	SouthPark	NC	Charlotte	Fee & Ground Lease (2040) (11)	100.0%		Acquired 2002	99.1%	964,742	483,832		1,448,574	Nordstrom, Hecht's (23), Belk, Dillard's, Dick's Sporting Goods, Neiman Marcus (6)
138.	SouthRidge Mall (1)	IA	Des Moines	Fee	50.0	% (4)	Acquired 1998	67.4%	497,806	504,332		1,002,138	Sears, Younkers, JCPenney, Target, (8)
139.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	38.0	% (4) (15)	Acquired 2005	94.8%	367,176	221,484		588,660	Macy's, Strawbridge's (19)
140.	Square One Mall	MA	Saugus (Boston)	Fee	49.1	% (4)	Acquired 1999	95.7%	540,101	324,659		864,760	Filene's (23), Sears, Best Buy, T.J. Maxx ‘N More, Best Buy, Old Navy, Dick's Sporting Goods (6)
141.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	96.7%	631,602	349,817		981,419	Sears, JCPenney, Kohl's, Hecht's (23), Hecht's Home Store (23), Dick Sporting Goods
142.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	100.0%	650,982	379,212		1,030,194	Ashley Furniture Home Store, Dillard's, Barnes & Noble, Dick's Clothing & Sporting Goods, Target, Ross Dress for Less, Staples, DSW Shoe Warehouse, JoAnn Fabrics, PetsMart, Old Navy, Maggiano's Little Italy, Cheesecake Factory
143.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquried 2003	95.7%	849,153	529,028	(18)	1,378,181	Macy's, Neiman Marcus, Nordstrom, Bloomingdale's, Macy's Men's Store
144.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	95.4%	432,936	330,513		763,449	Dillard's Women's & Children's, Dillard's Men's & Home, Kaufmann's (23)
145.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	90.0%	575,837	342,410		918,247	Mervyn's, Sears, Dillard's Women's & Children's, Dillard's Men's & Home, Foley's (23)
146.	Tacoma Mall	WA	Tacoma	Fee	100.0%		Acquired 1987	98.0%	924,045	404,895		1,328,940	Nordstrom, Sears, JCPenney, Macy's, Mervyn's, Davids Bridal
147.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	92.3%	537,790	322,663		860,453	L.S. Ayres (23), Dick's Sporting Goods, JCPenney, Sears, Kohl's, H.H. Gregg
148.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	80.1%	496,637	408,095		904,732	JCPenney, Foley's (23), Sears, Dillard's (6)
149.	Town Center at Boca Raton	FL	Boca Raton (W. Palm Beach)	Fee	100.0%		Acquired 1998	99.7%	1,085,312	492,901		1,578,213	Saks Fifth Avenue, Nordstrom, Neiman Marcus, Bloomingdale's, Sears, Macy's
150.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	50.0	% (4)	Acquired 1998	92.9%	866,381	408,283		1,274,664	Macy's, Parisian (25), Sears, JCPenney, Macy's Home & Furniture
151.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	90.2%	779,490	389,677		1,169,167	Dillard's, JCPenney, Sears, Von Maur
152.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	91.4%	619,269	332,178		951,447	Dillard's Women's & Home, Dillard's Men's & Children, Sears, JCPenney, Dick's Sporting Goods
153.	Treasure Coast Square	FL	Jensen Beach (Ft. Pierce)	Fee	100.0%		Built 1987	90.1%	511,372	349,214		860,586	Dillard's, Sears, JCPenney, Macy's, Borders Books & Music, Regal 16 Cinema
154.	Trolley Square	UT	Salt Lake City	Fee	90.0%		Acquired 1986	88.0%	—	224,987		224,987
155.	Tyrone Square	FL	St. Petersburg (Tampa — St. Pete)	Fee	100.0%		Built 1972	98.2%	748,269	367,684		1,115,953	Dillard's, JCPenney, Sears, Macy's, Borders Books & Music
156.	University Mall	AR	Little Rock	Ground Lease (2026)	100.0%		Built 1967	51.6%	364,992	153,010		518,002	JCPenney, M.M. Cohn, (8)

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
157.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	75.4%	478,449	230,767		709,216	JCPenney, Sears, Belk
158.	University Park Mall	IN	Mishawaka (South Bend)	Fee	60.0%		Built 1979	97.3%	622,508	320,468		942,976	L.S. Ayres (23), JCPenney, Sears, Marshall Field's (19)
159.	Upper Valley Mall	OH	Springfield (Dayton — Springfield)	Fee	100.0%		Built 1971	75.8%	479,418	263,011		742,429	Macy's, JCPenney, Sears, Elder-Beerman
160.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	75.8%	389,781	265,767		655,548	Dillard's, Mervyn's, Sears, JCPenney, Marshalls, Steve & Barry's (6)
161.	Valley Mall	VA	Harrisonburg	Fee	50.0	% (4)	Acquired 1998	92.9%	315,078	194,124		509,202	JCPenney, Belk, Peebles, Target, Old Navy
162.	Virginia Center Commons	VA	Glen Allen (Richmond)	Fee	100.0%		Built 1991	98.7%	506,639	281,597		788,236	Dillard's Women's, Dillard's Men's, Children's & Home, Hecht's (23), JCPenney, Sears
163.	Walt Whitman Mall	NY	Huntington Station (New York)	Ground Lease (2012)	100.0%		Acquired 1998	90.4%	742,214	292,606		1,034,820	Macy's, Lord & Taylor (24), Bloomingdale's, Saks Fifth Avenue
164.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	73.6%	616,109	352,252		968,361	L.S. Ayres (23), Dick's Sporting Goods, Target, Sears, Burlington Coat Factory, Kerasotes Showplace 12, Steve & Barry's (6)
165.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	80.9%	716,811	299,856		1,016,667	Dillard's, JCPenney, The Jones Store Co. (23), Sears, (8)
166.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	% (4)	Acquired 1991	96.0%	878,311	446,545		1,324,856	Parisian (25), Dillard's, JCPenney, Belk, Sears
167.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	95.9%	349,393	478,337	(18)	827,730	Neiman Marcus, Nordstrom
168.	Westminster Mall	CA	Westminster (Orange County)	Fee	100.0%		Acquired 1998	94.7%	716,939	507,652		1,224,591	Sears, JCPenney, Robinsons-May (23), Macy's (19)
169.	White Oaks Mall	IL	Springfield	Fee	77.5%		Built 1977	89.0%	556,831	380,095		936,926	Famous Barr (23), Sears, Bergner's, Linens'n Things, Cost Plus World Market, Dick's Sporting Goods
170.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	99.3%	761,648	505,776		1,267,424	Macy's, JCPenney, Sears, Dillard's
171.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	98.6%	709,447	382,755		1,092,202	Foley's (23), JCPenney, Sears, Dillard's

	Total Regional Mall GLA								101,368,400	65,024,345		166,392,745

	PREMIUM OUTLET CENTERS
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis/St. Paul)	Fee	100.0%		Acquired 2004	98.5%	—	429,534		429,534	Banana Republic, Calvin Klein, Kenneth Cole, Liz Claiborne, Gap Outlet, Old Navy, Polo Ralph Lauren, Tommy Hilfiger, Coach, Nike
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	97.5%	—	413,492		413,492	Brooks Brothers, Cole-Haan, Kenneth Cole, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger, Ann Taylor, Nike
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	99.0%	—	300,181		300,181	Ann Taylor, Brooks Brothers, Calvin Klein, Gap Outlet, Liz Claiborne, Nautica, Off 5th-Saks Fifth Avenue Outlet, Polo Ralph Lauren, Tommy Hilfiger, Coach
4.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	100.0%	—	454,070		454,070	Ann Taylor, Banana Republic, Barneys New York, Coach, Hugo Boss, Polo Ralph Lauren, St. John, Diesel, Kenneth Cole, Nike, Sony
5.	Carlsbad Premium Outlets	CA	Carlsbad	Fee	100.0%		Acquired 2004	100.0%	—	287,936		287,936	Adidas, Banana Republic, Barneys New York, BCBG Max Azria, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Polo Ralph Lauren

Simon Property Group

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
6.	Carolina Premium Outlets	NC	Smithfield (Raleigh — Durham — Chapel Hill)	Ground Lease (2029)	100.0%	Acquired 2004	100.0%	—	439,398	439,398	Banana Republic, Brooks Brothers, Gap Outlet, Liz Claiborne, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger, Coach
7.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%	Built 2004	100.0%	—	437,800	437,800	Ann Taylor, Banana Republic, Calvin Klein, Coach, Diesel, Dooney & Bourke, Elie Tahari, Gap Outlet, Giorgio Armani, Max Mara, Polo Ralph Lauren, Salvatore Ferragamo
8.	Clinton Crossing Premium Outlets	CT	Clinton (Hartford)	Fee	100.0%	Acquired 2004	100.0%	—	272,351	272,351	Barneys New York, Calvin Klein, Coach, Dooney & Bourke, Gap Outlet, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren
9.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland — Vancouver)	Fee	100.0%	Acquired 2004	99.2%	—	163,815	163,815	Adidas, Carter's, Gap Outlet, Samsonite, Van Heusen, Liz Claiborne
10.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs — Los Angeles)	Fee	100.0%	Acquired 2004	100.0%	—	498,516	498,516	Burberry, Coach, Giorgio Armani, Gucci, MaxMara, Polo Ralph Lauren, Salvatore Ferragamo, Versace, Yves Saint Laurent Rive Gauche, Zegna
11.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	98.0%	—	371,117	371,117	Banana Republic, Coach, Gap Outlet, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, Calvin Klein, J. Crew
12.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	99.0%	—	299,270	299,270	Brooks Brothers, Gap Outlet, Guess, Kenneth Cole, Liz Claiborne, Nautica, Nike, Nine West, Off 5th-Saks Fifth Avenue
13.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	99.2%	—	577,295	577,295	Banana Republic, Brooks Brothers, Calvin Klein, Coach, J. Crew, Hugo Boss, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger
14.	Jackson Premium Outlets	NJ	Jackson	Fee	100.0%	Acquired 2004	99.8%	—	285,552	285,552	Calvin Klein, Gap Outlet, Nike, Polo Ralph Lauren, Banana Republic, J. Crew, Liz Claiborne
15.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	98.5%	—	277,585	277,585	Calvin Klein, Gap Outlet, Lands' End, Nike, Old Navy Outlet, Polo Ralph Lauren, Tommy Hilfiger, Adidas, Banana Republic
16.	Kittery Premium Outlets	ME	Kittery (Boston)	Ground Lease (2009)	100.0%	Acquired 2004	98.8%	—	150,564	150,564	Ann Klein, Banana Republic, Gap Outlet, Coach, J. Crew, Polo Ralph Lauren, Reebok
17.	Las Vegas Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	100.0%	—	434,978	434,978	Ann Taylor, A -- X Armani Exchange, Banana Republic, Calvin Klein, Coach, Dolce & Gabbana, Elie Tahari, Polo Ralph Lauren
18.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington DC)	Fee	100.0%	Acquired 2004	98.8%	—	463,288	463,288	Barneys New York, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren, Williams-Sonoma, Ann Taylor, Banana Republic, Coach, Restoration Hardware
19.	Liberty Village Premium Outlets	NJ	Flemington (New York — Philadelphia)	Fee	100.0%	Acquired 2004	98.8%	—	173,645	173,645	Calvin Klein, Ellen Tracy, Jones New York, L.L. Bean, Polo Ralph Lauren, Tommy Hilfiger, Timberland, Waterford Wedgwood
20.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago)	Fee	100.0%	Acquired 2004	99.5%	—	472,489	472,489	Burberry, Coach, Gap Outlet, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger, Ann Taylor, Nike
21.	Napa Premium Outlets	CA	Napa (Napa Valley)	Fee	100.0%	Acquired 2004	99.6%	—	179,348	179,348	Banana Republic, Barneys New York, Calvin Klein, J. Crew, Kenneth Cole, Nautica, Tommy Hilfiger, TSE, Coach

Simon Property Group

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
22.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	99.6%	—	539,757	539,757	Calvin Klein, Coach, Hugo Boss, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger, Williams-Sonoma, J. Crew, Nike, Restoration Hardware
23.	Orlando Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	—	435,813	435,813	Barneys New York, Burberry, Coach, Fendi, Giorgio Armani, Hugo Boss, MaxMara, Nike, Polo Ralph Lauren, Dior, LaCoste, Salvatore Ferragamo
24.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	98.9%	—	391,381	391,381	Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger
25.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%	Acquired 2004	99.3%	—	195,837	195,837	Brooks Brothers, Coach, Gap Outlet, Liz Claiborne, Off 5th-Saks Fifth Avenue, Puma
26.	Seattle Premium Outlets	WA	Seattle	Ground Lease (2035)	100.0%	Built 2005	99.0%	—	381,154	381,154	Banana Republic, Burberry, Calvin Klein, Nike, Polo Ralph Lauren, Liz Claiborne, Adidas, Adrienne Vittadini, Restoration Hardware
27.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonsville)	Fee	100.0%	Acquired 2004	98.2%	—	329,003	329,003	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama
28.	The Crossings Premium Outlets	PA	Tannersville	Fee	100.0%	Acquired 2004	100.0%	—	411,391	411,391	Ann Taylor, Coach, Liz Claiborne, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Banana Republic, Calvin Klein, Burberry
29.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%	Acquired 2004	98.5%	—	444,212	444,212	Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Nike, Polo Ralph Lauren, Restoration Hardware
30.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%	Acquired 2004	100.0%	—	209,846	209,846	A -- X Armani Exchange, Banana Republic, Barneys New York, Calvin Klein, Coach, Guess, Kenneth Cole, MaxMara, Polo Ralph Lauren
31.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	100.0%	—	417,519	417,519	Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Liz Claiborne, Polo Ralph Lauren, Banana Republic
32.	Woodbury Common Premium Outlets	NY	Central Valley (New York City)	Fee	100.0%	Acquired 2004	100.0%	—	844,488	844,488	Banana Republic, Brooks Brothers, Chanel, Dior, Coach, Giorgio Armani, Gucci, Neiman Marcus Last Call, Polo Ralph Lauren, Frette
33.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	96.9%	—	600,613	600,613	Barneys New York, Burberry, Coach, Hugo Boss, Kenneth Cole, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragmo, Sony, Williams Sonoma

	Total Premium Outlet Center GLA							—	12,583,238	12,583,238

	COMMUNITY/LIFESTYLE CENTERS
1.	Arboretum at Great Hills	TX	Austin	Fee	100.0%	Acquired 1998	91.5%	35,773	169,293	205,066	Barnes & Noble, Pottery Barn
2.	Bloomingdale Court	IL	Bloomingdale	Fee	100.0%	Built 1987	99.4%	417,513	160,769	578,282	Best Buy, T.J. Maxx ‘N More, Office Max, Old Navy, Linens-N-Things, Wal-Mart, Circuit City, Jo-Ann Fabrics (6)
3.	Boardman Plaza	OH	Youngstown	Fee	100.0%	Built 1951	80.5%	365,834	240,264	606,098	Hobby Lobby, Alltel, Linens ‘n Things, Burlington Coat Factory, Giant Eagle (8)
4.	Brightwood Plaza	IN	Indianapolis	Fee	100.0%	Built 1965	100.0%	—	38,493	38,493	Safeway

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
5.	Celina Plaza	TX	El Paso	Fee and Ground Lease (2005) (11)	100.0%		Built 1978	100.0%	—	8,695	8,695
6.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794	—	71,794	Regal Cinema
7.	Chesapeake Center	VA	Chesapeake	Fee	100.0%		Built 1989	70.4%	213,651	92,284	305,935	K-Mart, Movies 10, Petsmart, Michaels (8)
8.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0	% (4)	Built 2004	88.0%	161,281	336,167	497,448	Dick's Sporting Goods, Wild Oats Natural Marketplace, DSW, Circuit City Superstore
9.	Cobblestone Court	NY	Victor	Fee and Ground Lease (2038) (7)	35.0	% (4) (13)	Built 1993	100.0%	206,680	58,819	265,499	Dick's Sporting Goods, Kmart, Office Max
10.	Countryside Plaza	IL	Countryside	Fee and Ground Lease (2058) (7)	100.0%		Built 1977	85.3%	308,489	116,525	425,014	Best Buy, Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture
11.	Crystal Court	IL	Crystal Lake	Fee	35.0	% (4) (13)	Built 1989	84.8%	201,993	76,977	278,970	Cub Foods, Wal-Mart
12.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	100.0%	127,172	41,473	168,645	Belk, Food Lion
13.	DeKalb Plaza	PA	King of Prussia	Fee	50.3	% (15)	Acquired 2003	100.0%	81,368	20,345	101,713	Lane Home Furnishings, ACME Grocery
14.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0	% (4)	Acquired 1998	96.1%	126,699	48,940	175,639	Marshalls, Toys "R" Us, Bed Bath & Beyond, David's Bridal
15.	Eastland Plaza	OK	Tulsa	Fee	100.0%		Built 1986	79.1%	152,451	33,695	186,146	Marshalls, Target, Toys "R" Us
16.	Empire East (1)	SD	Sioux Falls	Fee	50.0	% (4)	Acquired 1998	81.9%	248,181	48,580	296,761	Kohl's, Target
17.	Fairfax Court	VA	Fairfax	Fee	26.3	% (4) (13)	Built 1992	100.0%	169,043	80,615	249,658	Burlington Coat Factory, Circuit City Superstore, Offenbacher's
18.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	97.4%	325,170	100,587	425,757	Kohl's, Marshalls, Media Play, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed, Bath & Beyond, Petco
19.	Gaitway Plaza	FL	Ocala	Fee	23.3	% (4) (13)	Built 1989	97.7%	123,027	85,713	208,740	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed, Bath & Beyond
20.	Gateway Shopping Centers	TX	Austin	Fee	95.0%		2004	100.0%	396,494	115,825	512,319	Regal Cinema, Star Furniture, Best Buy, Linens ‘n Things, Recreational Equipment, Inc., Whole Foods, Crate & Barrel, CompUSA, The Container Store, Old Navy
21.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	142,229	21,875	164,104	Circuit City, Michael's, Best Buy, Cost Plus World Market, Linens ‘n Things
22.	Great Northeast Plaza	PA	Philadelphia	Fee	50.0	% (4)	Acquired 1989	98.3%	237,151	57,600	294,751	Sears
23.	Greenwood Plus	IN	Greenwood	Fee	100.0%		Built 1979	100.0%	134,141	15,146	149,287	Best Buy, Kohl's
24.	Griffith Park Plaza	IN	Griffith	Ground Lease (2060)	100.0%		Built 1979	26.1%	175,595	88,455	264,050	K-Mart, (8)
25.	Henderson Square	PA	King of Prussia	Fee	76.0	% (15)	Acquired 2003	100.0%	72,683	34,661	107,344	Staples, Genuardi's Family Market
26.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	99.0%	352,277	140,862	493,139	Marshalls, Bed, Bath & Beyond, American Signature Furniture, Save-Rite Supermarkets, Ross Dress for Less, Office Max, Burlington Coat Factory (8)
27.	Indian River Commons	FL	Vero Beach	Fee	50.0	% (4)	Built 1997	93.9%	233,358	27,510	260,868	Lowe's, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, Michael's
28.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	—	111,518	111,518	Bealls, Cost Plus World Market
29.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	83.5%	—	29,140	29,140
30.	Knoxville Commons	TN	Knoxville	Fee	100.0%		Built 1987	100.0%	91,483	88,980	180,463	Office Max, Circuit City, Carolina Pottery
31.	Lake Plaza	IL	Waukegan	Fee	100.0%		Built 1986	100.0%	170,789	44,673	215,462	Pick and Save Mega Mart, Home Owners Bargain Outlet

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
32.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	95.7%	261,810	109,022	370,832	Factory Card Outlet, Linens ‘n Things, Best Buy, Petco, Jo-Ann Fabrics, Ulta Salon, Cosmetics & Fragrance, Golf Galaxy, Value City Furniture (8)
33.	Lakeline Plaza	TX	Austin	Fee	100.0%		Built 1998	98.4%	307,966	79,497	387,463	Linens ‘n Things, T.J. Maxx, Old Navy, Best Buy, Ross Dress for Less, Office Max, PetsMart, Ulta Salon, Cosmetics & Fragrance, Party City, Cost Plus World Market, Toys R Us
34.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	96.3%	189,584	47,294	236,878	Kohl's, Hobby Lobby, T.J. Maxx, Regal Cinema
35.	Lincoln Crossing	IL	O'Fallon	Fee	100.0%		Built 1990	100.0%	229,820	13,446	243,266	Wal-Mart, PetsMart, The Home Depot
36.	Lincoln Plaza	PA	King of Prussia	Fee	63.2	% (15)	Acquired 2003	87.6%	143,649	123,582	267,231	Burlington Coat Factory, Circuit City, Lane Home Furnishings, AC Moore, Michaels, T.J. Maxx
37.	MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	80.4%	—	143,476	143,476	Spa Health Club, Tuesday Morning
38.	Mall of Georgia Crossing	GA	Mill Creek (Atlanta)	Fee	100.0%		Built 1999	98.3%	341,503	99,109	440,612	Best Buy, American Signature Furniture, T.J. Maxx, Nordstrom Rack, Staples, Target
39.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	100.0%	49,051	41,476	90,527	Best Buy, Bed Bath & Beyond
40.	Martinsville Plaza	VA	Martinsville	Space Lease (2046)	100.0%		Built 1967	97.1%	60,000	42,105	102,105	Rose's
41.	Matteson Plaza	IL	Matteson	Fee	100.0%		Built 1988	44.1%	230,959	40,070	271,029	Michael's, Dominick's, Value City Department Store (8)
42.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	100.0%	271,626	27,195	298,821	Kohl's, Shoe Carnival, T.J. Maxx, Office Max, Target, Kerasotes Theater
43.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	100.0%	24,912	66,736	91,648	Goody's, Jo-Ann Fabrics
44.	North Ridge Plaza	IL	Joliet	Fee	100.0%		Built 1985	75.5%	190,323	114,747	305,070	Hobby Lobby, Office Max, Fun In Motion, Minnesota Fabrics (8)
45.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	98.0%	43,247	123,214	166,461	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery
46.	Northland Plaza	OH	Columbus	Fee and Ground Lease (2085) (7)	100.0%		Built 1988	50.2%	118,304	91,230	209,534	(8)
47.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	88.4%	136,404	71,841	208,245	Cinema Grill, Target
48.	Park Plaza	KY	Hopkinsville	Fee and Ground Lease (2039) (7)	100.0%		Built 1968	95.2%	82,398	32,626	115,024	Big Lots
49.	Plaza at Buckland Hills, The	CT	Manchester	Fee	35.0	% (4) (13)	Built 1993	95.6%	252,179	82,834	335,013	Linens ‘n Things, CompUSA, Jo-Ann Fabrics, Party City, The Maytag Store, Toys R Us, Michaels, Office Depot, PetsMart
50.	Regency Plaza	MO	St. Charles	Fee	100.0%		Built 1988	100.0%	210,627	76,846	287,473	Wal-Mart, Sam's Wholesale Club
51.	Ridgewood Court	MS	Jackson	Fee	35.0	% (4) (13)	Built 1993	99.3%	185,939	54,723	240,662	T.J. Maxx, Lifeway Christian Bookstore, Bed Bath & Beyond, Best Buy, Michaels, Marshalls
52.	Rockaway Convenience Center	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	94.1%	44,518	104,393	148,911	Best Buy, Acme, Cost Plus World Market, Office Depot
53.	Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	97.8%	407,303	51,476	458,779	Target, Pier 1 Imports, PetsMart, Dick's Sporting Goods, Loews Cineplex
54.	Royal Eagle Plaza	FL	Coral Springs (Miami — Ft. Lauderale)	Fee	35.0	% (4) (13)	Built 1989	99.3%	124,479	77,593	202,072	K Mart, Stein Mart
55.	Shops at North East Mall, The	TX	Hurst	Fee	100.0%		Built 1999	100.0%	265,595	99,097	364,692	Michael's, Office Max, PetsMart, Old Navy, Pier 1 Imports, Ulta Salon, Cosmetics & Fragrance, T.J. Maxx, Bed Bath & Beyond, Nordstrom Rack, Best Buy

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
56.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	72.1%	285,716	118,008	403,724	T.J. Maxx, Jo-Ann Fabrics, K & G Menswear, CVS, Shoppers Food Warehouse, Dollar Tree, Value City Furniture (8)
57.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	100.0%	98,337	2,750	101,087	Hobby Lobby, Circuit City, Pep Boys
58.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	96.3%	281,252	47,531	328,783	Marshalls, American Signature Furniture, Global Import, Target, Bed Bath & Beyond, (8)
59.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	85,811	4,711	90,522	Best Buy, Barnes & Noble
60.	University Center	IN	Mishawaka	Fee	60.0%		Built 1980	91.4%	98,264	46,177	144,441	Michael's, Best Buy, Linens ‘n Things, (8)
61.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.0	% (4) (13)	Built 1990	94.5%	430,368	112,419	542,787	Bed Bath & Beyond, Ashley Furniture HomeStore, Kohl's, Regal Cinema, Wal-Mart, Marsh, Menards
62.	Wabash Village	IN	West Lafayette	Ground Lease (2063)	100.0%		Built 1970	12.2%	109,388	15,148	124,536	(8)
63.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	100.0%	21,500	28,607	50,107
64.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	99.8%	622,244	329,427	951,671	Regal Cinema, Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Old Navy, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture HomeStore, L.A. Fitness
65.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	100.0%	182,161	59,226	241,387	Famous Footwear, T.J. Maxx, Toys R Us, Target
66.	West Town Corners	FL	Altamonte Springs	Fee	23.3	% (4) (13)	Built 1989	98.7%	263,782	121,455	385,237	Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Wal-Mart
67.	Westland Park Plaza	FL	Orange Park	Fee	23.3	% (4) (13)	Built 1989	96.3%	123,548	39,606	163,154	Sports Authority, PetsMart, Burlington Coat Factory
68.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	100.0%	275,703	115,723	391,426	T.J. Maxx, Office Max, Kohl's Babies R Us, Kids R Us, Cub Foods
69.	Whitehall Mall	PA	Whitehall	Fee	38.0	% (15) (4)	Acquired 2003	98.5%	436,920	148,163	585,083	Sears, Kohl's, Bed Bath & Beyond, Weis Markets, Borders Books & Music
70.	Willow Knolls Court	IL	Peoria	Fee	35.0	% (4) (13)	Built 1990	96.6%	309,440	72,937	382,377	Willow Knolls 14, Burlington Coat Factory, Kohl's, Sam's Wholesale Club
71.	Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	69.1%	395,077	223,070	618,147	Kohl's, Target, Linens ‘n Things, Michaels, Best Buy, Office Depot, Old Navy, Pier 1 Imports, PetsMart, T.J. Maxx, DSW

	Total Community/Lifestyle Center GLA								13,534,026	5,833,065	19,367,091

	OTHER PROPERTIES
1.	Crossville Outlet Center	TN	Crossville	Fee	100.0%		Acquired 2004	100.0%	—	151,256	151,256	Bass, Dress Barn, Liz Claiborne, Van Heusen, VF Outlet
2.	Factory Merchants Branson	MO	Branson	Fee	100.0%		Acquired 2004	91.7%	—	269,307	269,307	Carter's, Izod, Nautica, Pfaltzgraff, Reebok, Pendelton, Tuesday Morning
3.	Factory Stores of America-Boaz	AL	Boaz	Ground Lease (2007)	100.0%		Acquired 2004	72.8%	—	111,909	111,909	Banister/Easy Spirit, Bon Worth, VF Outlet
4.	Factory Stores of America-Georgetown	KY	Georgetown	Fee	100.0%		Acquired 2004	89.6%	—	176,615	176,615	Bass, Dress Barn, Van Heusen

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
5.	Factory Stores of America-Graceville	FL	Graceville	Fee	100.0%		Acquired 2004	92.0%	—	83,962	83,962	Factory Brand Shoes, VF Outlet, Van Heusen
6.	Factory Stores of America-Lebanon	MO	Lebanon	Fee	100.0%		Acquired 2004	98.2%	—	86,249	86,249	Dress Barn, VF Outlet, Van Heusen
7.	Factory Stores of America-Nebraska City	NE	Nebraska City	Fee	100.0%		Acquired 2004	88.0%	—	89,646	89,646	Bass, Dress Barn, VF Outlet
8.	Factory Stores of America-Story City	IA	Story City	Fee	100.0%		Acquired 2004	76.1%	—	112,405	112,405	Dress Barn, Factory Brand Shoes, VF Outlet, Van Heusen
9.	Factory Stores of North Bend	WA	North Bend	Fee	100.0%		Acquired 2004	100.0%	—	223,397	223,397	Adidas, Bass, Carter's, Eddie Bauer, Nike, OshKosh B'Gosh, Samsonite, Gap Outlet
10.	Las Vegas Outlet Center	NV	Las Vegas	Fee	100.0%		Acquired 2004	100.0%	—	476,985	476,985	Liz Claiborne, Nike, Reebok, Tommy Hilfiger, VF Outlet, Adidas, Calvin Klein
11.	The Factory Shoppes at Branson Meadows	MO	Branson	Ground Lease (2021)	100.0%		Acquired 2004	94.3%	—	286,924	286,924	Branson Meadows Cinemas, Dress Barn Woman, VF Outlet

	Total Other GLA								—	2,068,655	2,068,655

	Total U.S. Properties GLA								114,902,426	85,509,303	200,411,729

	PROPERTIES UNDER CONSTRUCTION
							Expected Opening
1.	Coconut Point	FL	Estero/Bonita Springs	Fee	50.0%		3/06 and 11/06					Dillard's, Muvico Theatres, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, Old Navy, PetsMart, Pier 1 Imports, Ross Dress for Less, Ulta Salon, Cosmetics & Fragrance, Sports Authority, Party City, Cost Plus World Market
2.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%		Fall 2006
3.	Rio Grande Valley Premium Outlets	TX	Mercedes	Fee	100.0%		Fall 2006
4.	The Shops at Arbor Walk	TX	Austin	Ground Lease	100.0%		Fall 2006					Home Depot, Marshall's, DSW, Golf Galaxy, Jo-Ann Fabrics
5.	The Domain	TX	Austin	Fee	100.0	%(12)	3/07					Neiman Marcus, Macy's
6.	The Village at SouthPark	NC	Charlotte	Fee	100.0%		3/07					Crate & Barrel

FOOTNOTES:

(1)
This Property is managed by a third party.

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

(4)
Joint Venture Properties accounted for under the equity method.

(5)
Regional Malls—Executed leases for all company-owned GLA in mall and freestanding stores, excluding majors. Premium Outlet Centers—Executed leases for all company-owned GLA (or total center GLA). Community/Lifestyle Centers—Executed leases for all company-owned GLA including majors, mall stores and freestanding stores.

(6)
Indicates anchor is currently under development.

(7)
Indicates ground lease covers less than 50% of the acreage of this Property.

(8)
Indicates vacant anchor space(s).

(9)
The lease at the Mall at Chestnut Hill includes the entire premises including land and building.

(10)
Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.

(11)
Indicates ground lease covers outparcel only.

(12)
The Operating Partnership receives substantially all the economic benefit of the Property due to a preference, advance, or other partnership arrangement.

(13)
Outside partner receives substantially all of the economic benefit due to a partner preference.

(14)
The Operating Partnership owns a mortgage note that encumbers Pheasant Lane Mall that entitles it to 100% of the economics of this Property.

(15)
The Operating Partnership's indirect ownership interest is through an approximately 76% ownership interest in Kravco Simon Investments.

(16)
Indicates anchor has announced its intent to close this location.

(17)
Indicates anchor has closed, but the Operating Partnership still collects rents and/or fees under an agreement.

(18)
Mall & Freestanding GLA includes office space as follows:

  Arsenal Mall—105,807 sq. ft.

  Century III Mall—35,909 sq. ft.

  Circle Centre Mall—9,123 sq. ft.

  Copley Place—839,022 sq. ft.

  Fashion Centre at Pentagon City, The—169,089 sq. ft.

  Fashion Mall at Keystone, The—10,927 sq. ft.

  Greendale Mall—119,860 sq. ft.

  The Plaza & Court at King of Prussia—13,696 sq. ft.

  Lehigh Valley Mall—11,754 sq. ft.

  Lenox Square—2,674 sq. ft.

  Menlo Park Mall—50,285 sq. ft.

  Oak Court Mall—126,228 sq. ft.

  Oxford Valley Mall—110,985 sq. ft.

  Plaza Carolina—28,072 sq. ft.

  River Oaks Center—118,219 sq. ft.

  Roosevelt Field—1,610 sq. ft.

  Stanford Shopping Center—5,748 sq. ft.

  The Westchester—820 sq. ft.

(19)
Indicates that Federated has announced its intention to close this store at this Property (mall Property number) in 2006; listing follows:

  Filene's at Burlington Mall (22) (Property 18)

  L.S. Ayres at Castleton Square (Property 20)

  Filene's at Mall at Chestnut Hill (20) (Property 79)

  Filene's at Crystal Mall (Property 35)

  Famous Barr at Eastland Mall (Property 39)

  Robinsons-May at Fashion Valley Mall (20) (Property 45)

  L.S. Ayres at Greenwood Park Mall (Property 54)

  Macy's at Houston Galleria (Property 50)

  Strawbridge's at King of Prussia—The Plaza (Property 64)

  Strawbridge's at Lehigh Valley Mall (21) (Property 71)

  Macy's at Mall at Rockingham Park (Property 80)

  Strawbridge's at Montgomery Mall (21) (Property 93)

  Macy's at Northshore Mall (22) (Property 101)

  Strawbridge's at Oxford Valley Mall (21) (Property 107)

  Macy's at Pheasant Lane Mall (Property 111)

  Macy's at Ross Park Mall (Property 124)

  Kaufmann's at South Hills Village (21) (Property 132)

  Macy's at South Shore Plaza (22) (Property 133)

  Strawbridge's at Springfield Mall (Property 139)

  Macy's at The Shops at Mission Viejo (Property 128)

  Marshall Field's at University Park Mall (Property 158)

  Macy's at Westminster Mall (Property 168)

(20)
Federated has announced that these stores will be converted to Bloomingdale's. See footnote 19.

(21)
Federated announced sale of locations to Boscov's. See footnote 19.

(22)
Nordstrom has announced plans to open store in former Federated locations in Burlington Mall (2008), South Shore Plaza (2009), and Northshore Mall (2010). See footnote 19.

(23)
Federated has announced that these stores will be converted to Macy's stores in the Fall of 2006.

(24)
Federated announced its intent to sell all Lord & Taylor stores.

(25)
Saks announced its intent to sell all Parisian stores.

International Properties

            We own interests in properties outside the United States through the following international joint venture arrangements.

  European Investments

            The following summarizes our joint venture investments in Europe and the underlying countries in which these joint ventures own and operate real estate properties as of December 31, 2005:

Joint Venture Investment	Ownership Interest	Properties open and operating	Countries of Operation
Gallerie Commerciali Italia, S.p.A. ("GCI")	49.0%	40	Italy
European Retail Enterprises, B.V. ("ERE") (1)	34.7%	11	France, Poland

(1)
Subsequent to December 31, 2005, we and our partner acquired additional interests and now each own 50% of ERE.

            In addition, we jointly hold with a third party an interest in one parcel of land for development near Paris, France outside of these two joint ventures. ERE also operates through a wholly-owned subsidiary, Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, owners and managers.

            Our properties in Europe consist primarily of hypermarket-anchored shopping centers. Substantially all of our European properties are anchored by either the hypermarket retailer Auchan, primarily in Italy, who is also our partner in GCI, or are anchored by the hypermarket Carrefour in France and Poland. Certain of these properties are subject to leaseholds whereby GCI leases all or a portion of the premises from a third party who is entitled to receive substantially all the economic benefits of that portion of the properties. Auchan and Carrefour are the two largest hypermarket operators in Europe.

  Other International Investments

            We also hold real estate interests in five joint ventures in Japan and one in Mexico. The five Premium Outlet centers in Japan have over 1.3 million square feet of GLA and were 100% leased as of December 31, 2005. These five Premium Outlet centers contained 576 stores with approximately 273 different tenants. The Premium Outlet center in Mexico opened in December of 2004.

            The following summarizes our six other international joint venture investments:

Joint Venture Investment Holdings	Ownership Interest
Gotemba Premium Outlets — Gotemba City (Tokyo), Japan	40.0%
Rinku Premium Outlets — Izumisano (Osaka), Japan	40.0%
Sano Premium Outlets — Sano (Tokyo), Japan	40.0%
Toki Premium Outlets — Toki (Nagoya), Japan	40.0%
Tosu Premium Outlets — Fukuoka (Kyushu), Japan	40.0%
Punta Norte Premium Outlets — Mexico City, Mexico	50.0%

            The following property table summarizes certain data on our properties located in Europe, Japan, and Mexico at December 31, 2005.

Simon Property Group, Inc. and Subsidiaries

International Property Table

							Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership		Year Built	Hypermarket/Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	FRANCE
1.	Bay 2	Torcy (Paris)	Freehold	34.7	% (6)	2003	132,400	408,900	541,300	Carrefour, Leroy Merlin
2.	Bay 1	Torcy (Paris)	Freehold	34.7	% (6)	2004	—	336,300	336,300	Conforama, Go Sport
3.	Bel'Est	Bagnolet (Paris)	Freehold	12.1%		1992	150,700	63,000	213,700	Auchan
4.	Villabé A6	Villabé (Paris)	Freehold	5.2%		1992	102,300	104,500	206,800	Carrefour

	Subtotal France						385,400	912,700	1,298,100
	ITALY
5.	Ancona — Senigallia	Senigallia (Ancona)	Freehold	49.0%		1995	41,200	41,600	82,800	Cityper
6.	Ascoli Piceno — Grottammare	Grottammare (Ascoli Piceno)	Freehold	49.0%		1995	38,900	55,900	94,800	Cityper
7.	Ascoli Piceno — Porto Sant'Elpidio	Porto Sant'Elpidio (Ascoli Piceno)	Freehold	49.0%		1999	48,000	114,300	162,300	Cityper
8.	Bari — Casamassima	Casamassima (Bari)	Freehold	49.0%		1995	159,000	388,800	547,800	Auchan, Coin, Eldo, Bata, Leroy Merlin, Decathlon
9.	Bari — Modugno (5)	Modugno (Bari)	Freehold	49.0%		2004	96,900	46,600	143,500	Auchan, Euronics, Decathlon
10.	Brescia — Mazzano	Mazzano (Brescia)	Freehold/Leasehold (2)	49.0	% (2)	1994	103,300	127,400	230,700	Auchan, Bricocenter, Upim
11.	Brindisi-Mesagne	Mesagne (Brindisi)	Freehold	49.0%		2003	88,000	140,600	228,600	Auchan
12.	Cagliari — Santa Gilla	Cagliari	Freehold	49.0	% (2)	1992	75,900	114,800	190,700	Auchan, Bricocenter
13.	Catania — La Rena	Catania	Freehold	49.0%		1998	124,100	22,100	146,200	Auchan
14.	Cuneo	Cuneo (Torino)	Freehold	49.0%		2004	80,700	201,500	282,200	Auchan, Bricocenter
15.	Milano — Rescaldina	Rescaldina (Milano)	Freehold	49.0%		2000	165,100	212,000	377,100	Auchan, Bricocenter, Decathlon, Media World
16.	Milano — Vimodrone	Vimodrone (Milano)	Freehold	49.0%		1989	110,400	80,200	190,600	Auchan, Bricocenter
17.	Napoli — Pompei	Pompei (Napoli)	Freehold	49.0%		1990	74,300	17,100	91,400	Auchan
18.	Padova	Padova	Freehold	49.0%		1989	73,300	32,500	105,800	Auchan
19.	Palermo	Palermo	Freehold	49.0%		1990	73,100	9,800	82,900	Auchan
20.	Pesaro — Fano	Fano (Pesaro)	Freehold	49.0%		1994	56,300	56,000	112,300	Auchan
21.	Pescara	Pescara	Freehold	49.0%		1998	96,300	65,200	161,500	Auchan
22.	Pescara — Cepagatti	Cepagatti (Pescara)	Freehold	49.0%		2001	80,200	189,600	269,800	Auchan, Bata
23.	Piacenza — San Rocco al Porto	San Rocco al Porto (Piacenza)	Freehold	49.0%		1992	104,500	74,700	179,200	Auchan, Darty
24.	Roma — Collatina	Collatina (Roma)	Freehold	49.0%		1999	59,500	4,100	63,600	Auchan
25.	Sassari — Predda Niedda	Predda Niedda (Sassari)	Freehold/Leasehold (2)	49.0	% (2)	1990	79,500	154,200	233,700	Auchan, Bricocenter
26.	Taranto	Taranto	Freehold	49.0%		1997	75,200	126,500	201,700	Auchan, Bricocenter
27.	Torino	Torino	Freehold	49.0%		1989	105,100	66,700	171,800	Auchan
28.	Torino — Venaria	Venaria (Torino)	Freehold	49.0%		1982	101,600	64,000	165,600	Auchan, Bricocenter
29.	Venezia — Mestre	Mestre (Venezia)	Freehold	49.0%		1995	114,100	132,600	246,700	Auchan
30.	Vicenza	Vicenza	Freehold	49.0%		1995	78,400	20,100	98,500	Auchan
31.	Ancona	Ancona	Leasehold (3)	49.0	% (3)	1993	82,900	82,300	165,200	Auchan
32.	Bergamo	Bergamo	Leasehold (3)	49.0	% (3)	1976	103,000	16,900	119,900	Auchan
33.	Brescia — Concesio	Concesio (Brescia)	Leasehold (3)	49.0	% (3)	1972	89,900	27,600	117,500	Auchan
34.	Cagliari — Marconi	Cagliari	Leasehold (3)	49.0	% (3)	1994	83,500	109,900	193,400	Auchan, Bricocenter, Bata
35.	Catania — Misterbianco	Misterbianco (Catania)	Leasehold (3)	49.0	% (3)	1989	83,300	16,000	99,300	Auchan
36.	Merate — Lecco	Merate (Lecco)	Leasehold (3)	49.0	% (3)	1976	73,500	88,500	162,000	Auchan, Bricocenter

Simon Property Group, Inc. and Subsidiaries

International Property Table

							Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership		Year Built	Hypermarket/Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	ITALY (continued)
37.	Milano — Cesano Boscone	Cesano Boscone (Milano)	Leasehold (3)	49.0	% (3)	2005	163,800	120,100	283,900	Auchan
38.	Milano — Nerviano	Nerviano (Milano)	Leasehold (3)	49.0	% (3)	1991	83,800	27,800	111,600	Auchan
39.	Napoli — Mugnano di Napoli	Mugnano di Napoli	Leasehold (3)	49.0	% (3)	1992	98,000	94,900	192,900	Auchan, Bricocenter
40.	Olbia	Olbia	Leasehold (3)	49.0	% (3)	1993	49,000	48,800	97,800	Auchan
41.	Roma — Casalbertone	Roma	Leasehold (3)	49.0	% (3)	1998	62,700	84,900	147,600	Auchan
42.	Sassari — Centro Azuni	Sassari	Leasehold (3)	49.0	% (3)	1995	—	35,600	35,600
43.	Torino — Rivoli	Rivoli (Torino)	Leasehold (3)	49.0	% (3)	1986	61,800	32,300	94,100	Auchan
44.	Verona — Bussolengo	Bussolengo (Verona)	Leasehold (3)	49.0	% (3)	1975	89,300	75,300	164,600	Auchan, Bricocenter

	Subtotal Italy						3,427,400	3,419,800	6,847,200
	POLAND
45.	Arkadia Shopping Center	Warsaw		34.7	% (6)	2004	202,100	902,200	1,104,300	Carrefour, Leroy Merlin, Media, Saturn, Cinema City, H&M, Zara, Royal Collection, Peek & Clopperburg
46.	Borek Shopping Center	Wroclaw	Freehold	34.7	% (6)	1999	119,900	129,300	249,200	Carrefour
47.	Dabrowka Shopping Center	Katowice	Freehold	34.7	% (6)	1999	121,000	172,900	293,900	Carrefour, Castorama
48.	Turzyn Shopping Center	Szczecin	Freehold	34.7	% (6)	2001	87,200	121,900	209,100	Carrefour
49.	Wilenska Station Shopping Center	Warsaw	Freehold	34.7	% (6)	2002	92,700	215,900	308,600	Carrefour
50.	Zakopianka Shopping Center	Krakow	Freehold	34.7	% (6)	1998	120,200	425,400	545,600	Carrefour, Castorama

	Subtotal Poland						743,100	1,967,600	2,710,700
	PORTUGAL
51.	Minho center	Braga (Porto)	Leasehold (3)	34.7	% (3) (6)	1997	120,000	101,600	221,600	Carrefour, Toys R Us, Sport Zone

							120,000	101,600	221,600

Simon Property Group, Inc. and Subsidiaries

International Property Table

						Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership	Year Built	Hypermarket/Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	JAPAN
52.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Ground Lease (2019)	40.0%	2000	—	390,000	390,000	Bally, Coach, Diesel, Gap, Gucci, Jill Stuart, L.L. Bean, Nike, Tod's
53.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%	2000	—	321,000	321,000	Bally, Brooks Brothers, Coach, Eddie Bauer, Gap, Nautica, Nike, Timberland, Versace
54.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%	2003	—	229,000	229,000	Bally, Brooks Brothers, Coach, Nautica, New Yorker, Nine West, Timberland
55.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%	2005	—	178,000	178,000	Adidas, Brooks Brothers, Bruno Magli, Coach, Eddie Bauer, Furla, Nautica, Nike, Timberland, Versace
56.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	—	187,000	187,000	BCBG, Bose, Coach, Cole Haan, Lego, Nike, Petit Bateau, Max Azria, Theory

	Subtotal Japan					—	1,305,000	1,305,000
	MEXICO
57.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	—	232,000	232,000	Christian Dior, Sony, Nautica, Levi's, Nike Rockport, Reebok, Adidas, Samsonite

	Subtotal Mexico					—	232,000	232,000

	TOTAL INTERNATIONAL ASSETS					4,675,900	7,938,700	12,614,600

FOOTNOTES:

(1)
All gross leasable area listed in square feet.

(2)
This property is held partially in fee and partially encumbered by a leasehold on the premise which entitles the lessor to the majority of the economics of the portion of the property subject to the leasehold.

(3)
These properties are encumbered by a leasehold on the entire premises which entitles the lessor the majority of the economics of the property.

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

(6)
Subsequent to December 31, 2005, we acquired additional ownership interests and now hold a 50% ownership interest in ERE.

  Land Held for Development

            We have direct or indirect ownership interests in ten parcels of land held in the United States for future development, containing an aggregate of approximately 560 acres located in five states.

            On December 28, 2005, we invested $50 million of equity for a 40% interest in a joint venture with Toll Brothers, Inc. (Toll Brothers) and Meritage Homes Corp. (Meritage Homes) to purchase a 5,485-acre land parcel in northwest Phoenix from DaimlerChrysler Corporation for $312 million. Toll Brothers and Meritage Homes each plan to build a significant number of homes on the site. We have the option to purchase a substantial portion of the commercial property for retail uses. Other parcels may also be sold to third parties. Initial plans call for a mixed-use master planned community, which will include approximately 4,840 acres of single-family homes and attached homes. Approximately 645 acres of commercial and retail development will include schools, community amenities and open space. Initial home sales are tentatively scheduled to begin in 2009. The joint venture, of which Toll Brothers is the managing member, expects to develop a master planned community of approximately 12,000 to 15,000 residential units.

  Energy Costs Conservation

            In 2003, we began monitoring and benchmarking our energy consumption and initiated a process to assess energy efficiency across our enclosed mall Properties. In 2004, we implemented a comprehensive strategy to improve energy efficiency. This included the launch of our Energy Best Practices Program which challenged managers of our enclosed mall Properties to examine their operating practices in an effort to reduce energy costs without affecting comfort, safety or reliability, and to develop strategic relationships for investing in cost-effective, energy- efficient projects. In 2005, we enhanced our monitoring capabilities with the implementation of a web-based energy tracking tool enabling management to review energy usage and costs on a real time basis.

            Through the energy management efforts implemented at comparable mall properties, we reduced electricity usage by 133 million kWh's for 2004 and 2005 combined, as compared to 2003. This represented a 6.8 percent reduction in electricity usage across a portfolio of comparable properties. The EPA estimates this reduction in electricity usage further translates to the avoidance of 84,038 metric tons of carbon dioxide. In addition, the EPA also calculates that this is equivalent to 18,190 cars not driven for one year, 689 acres of forest preserved from deforestation or saved electrical energy to power 10,788 US homes for a full year.

            As a result of these efforts, we were named a finalist for the 7th Annual Platts Global Energy Award for Industry Leadership. In their nominating letter, Platts said "Simon Property Group has illustrated tremendous leadership through its outstanding achievements." In addition, we received the Bronze Leader for the Light Award from the National Association of Real Estate Investment Trusts (NAREIT) in recognition of excellence in energy efficiency and is awarded in collaboration with the United States Environmental Protection Agency. Simon Property was the only retail REIT to receive this award.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other debt encumbering our Properties and the properties held by our international joint venture arrangements. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Other Debt on Portfolio Properties
and Investments in Real Estate
As of December 31, 2005
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall	6.20%		$29,036		$2,216		10/10/12
Arsenal Mall — 1	6.75%		31,985		2,724		09/28/08
Arsenal Mall — 2	8.20%		1,496		286		05/05/16
Bangor Mall	7.06%		22,757		2,302		12/01/07
Battlefield Mall	4.60%		99,388		6,154		07/01/13
Bloomingdale Court	7.78%		27,950	(4)	2,578		11/01/09
Boardman Plaza	5.94%		23,598		1,402	(2)	07/01/14
Brunswick Square	5.65%		86,000		4,859	(2)	08/11/14
Carolina Premium Outlets — Smithfield	9.10%		20,466	(6)	2,114		03/10/13
Century III Mall	6.20%		85,712	(9)	6,541		10/10/12
Chesapeake Square	5.84%		73,000		4,263	(2)	08/01/14
Cielo Vista Mall — 1	9.38%		48,747	(5)	5,828		05/01/07
Cielo Vista Mall — 3	6.76%		35,411	(5)	3,039		05/01/07
College Mall — 1	7.00%		34,194	(8)	3,908		01/01/09
College Mall — 2	6.76%		10,913	(8)	935		01/01/09
Copley Place	7.44%		174,521		16,266		08/01/07
Coral Square	8.00%		86,895		8,065		10/01/10
The Crossings Premium Outlets	5.85%		57,953		4,649		03/13/13
Crossroads Mall	6.20%		43,048		3,285		10/10/12
Crystal River	7.63%		15,531		1,385		11/11/10	(26)
Dare Centre	9.10%		1,704	(6)	176		03/10/13	(26)
DeKalb Plaza	5.28%		3,407		284		01/01/15
Desoto Square	5.89%		64,153		3,779	(2)	07/01/14
The Factory Shoppes at Branson Meadows	9.10%		9,518	(6)	983		03/10/13	(26)
Factory Stores of America — Boaz	9.10%		2,784	(6)	287		03/10/13	(26)
Factory Stores of America — Georgetown	9.10%		6,597	(6)	681		03/10/13	(26)
Factory Stores of America — Graceville	9.10%		1,960	(6)	202		03/10/13	(26)
Factory Stores of America — Lebanon	9.10%		1,647	(6)	170		03/10/13	(26)
Factory Stores of America — Nebraska City	9.10%		1,547	(6)	160		03/10/13	(26)
Factory Stores of America — Story City	9.10%		1,913	(6)	198		03/10/13	(26)
Forest Mall	6.20%		17,239	(10)	1,316		10/10/12
Forest Plaza	7.78%		15,330	(4)	1,414		11/01/09
Forum Shops at Caesars, The	4.78%		550,000		26,312	(2)	12/01/10
Gateway Shopping Center	5.34	% (1)	86,000		4,592	(2)	03/31/08	(3)
Gilroy Premium Outlets	6.99%		65,748	(7)	6,236		07/11/08	(26)
Greenwood Park Mall — 1	7.00%		28,639	(8)	3,273		01/01/09
Greenwood Park Mall — 2	6.76%		56,382	(8)	4,831		01/01/09
Gulf View Square	8.25%		32,471		3,652		10/01/06
Henderson Square	6.94%		15,265		1,270		07/01/11
Highland Lakes Center	6.20%		15,890	(9)	1,213		10/10/12
Ingram Park Mall	6.99%		80,549	(21)	6,724		08/11/11
Keystone at the Crossing	7.85%		58,594		5,642		07/01/27
Kittery Premium Outlets	6.99%		10,885	(7)	1,028		07/11/08	(26)
Knoxville Center	6.99%		60,996	(21)	5,092		08/11/11
Lake View Plaza	7.78%		20,378	(4)	1,880		11/01/09
Lakeline Mall	7.65%		66,274		6,300		05/01/07
Lakeline Plaza	7.78%		22,342	(4)	2,061		11/01/09
Las Vegas Outlet Center	8.12%		19,772		3,712		12/10/12
Lighthouse Place Premium Outlets	6.99%		45,368	(7)	4,286		07/11/08	(26)
Lincoln Crossing	7.78%		3,084	(4)	285		11/01/09
Longview Mall	6.20%		32,261	(9)	2,462		10/10/12
MacGregor Village	9.10%		6,854	(6)	708		03/10/13	(26)
Markland Mall	6.20%		22,825	(10)	1,742		10/10/12
Matteson Plaza	7.78%		8,974	(4)	828		11/01/09
McCain Mall — 1	9.38%		22,761	(5)	2,721		05/01/07
McCain Mall — 2	6.76%		16,345	(5)	1,402		05/01/07

Midland Park Mall	6.20%		33,322	(10)	2,543		10/10/12
Montgomery Mall	5.17%		93,922		6,307		05/11/14	(26)
Muncie Plaza	7.78%		7,759	(4)	716		11/01/09
North East Mall	5.77	% (1)	140,000		8,071	(2)	05/20/06
Northfield Square	6.05%		30,985		2,485		02/11/14
Northlake Mall	6.99%		70,367	(21)	5,874		08/11/11
North Ridge Shopping Center	9.10%		8,371	(6)	865		03/10/13	(26)
Oxford Valley Mall	6.76%		82,236		7,801		01/10/11
Paddock Mall	8.25%		25,825		2,905		10/01/06
Palm Beach Mall	6.20%		53,305		4,068		10/10/12
Penn Square Mall	7.03%		69,276		6,003		03/01/09	(26)
Plaza Carolina — Fixed	5.10%		96,909		7,085		05/09/09
Plaza Carolina — Variable Capped	5.29	% (30)	97,531		7,219		05/09/09	(3)
Plaza Carolina — Variable Floating	5.29	% (1)	58,518		4,332		05/09/09	(3)
Port Charlotte Town Center	7.98%		52,460		4,680		12/11/10	(26)
Regency Plaza	7.78%		4,206	(4)	388		11/01/09
Richmond Towne Square	6.20%		46,804	(10)	3,572		10/10/12
St. Charles Towne Plaza	7.78%		26,921	(4)	2,483		11/01/09
Stanford Shopping Center	3.60	% (11)	220,000		7,920	(2)	09/11/08
Sunland Park Mall	8.63	% (13)	36,010		3,773		01/01/26
Tacoma Mall	7.00%		128,597		10,778		10/01/11
Towne East Square — 1	7.00%		45,886		4,711		01/01/09
Towne East Square — 2	6.81%		22,751		1,958		01/01/09
Towne West Square	6.99%		52,726	(21)	4,402		08/11/11
Trolley Square	9.03%		28,675		2,880		08/01/10	(26)
University Park Mall	7.43%		57,532		4,958		10/01/07
Upper Valley Mall	5.89%		47,904		2,822	(2)	07/01/14
Valle Vista Mall — 1	9.38%		30,147	(5)	3,604		05/01/07
Valle Vista Mall — 2	6.81%		7,270	(5)	626		05/01/07
Washington Square	5.94%		30,693		1,823	(2)	07/01/14
Waterloo Premium Outlets	6.99%		36,540	(7)	3,452		07/11/08	(26)
West Ridge Mall	5.89%		68,711		4,047	(2)	07/01/14
West Ridge Plaza	7.78%		5,423	(4)	500		11/01/09
White Oaks Mall	5.49	% (1)	48,563		2,666	(2)	02/25/08	(3)
White Oaks Plaza	7.78%		16,546	(4)	1,526		11/01/09
Wolfchase Galleria	7.80%		72,054		6,911		06/30/07
Woodland Hills Mall	7.00%		82,830		7,185		01/01/09	(26)

Total Consolidated Secured Indebtedness			$4,522,632

Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility	4.82	% (15)	$809,264		$38,966	(2)	01/11/11	(3)
Medium Term Notes — 2	7.13%		180,000		12,825	(14)	09/20/07
Unsecured 1.8B Chelsea Acquisition Facility	4.94	% (1)	600,000		29,640	(2)	10/14/06
Unsecured Notes — 1	6.88%		250,000		17,188	(14)	11/15/06
Unsecured Notes — 2B	7.00%		150,000		10,500	(14)	07/15/09
Unsecured Notes — 4C	7.38%		200,000		14,750	(14)	06/15/18
Unsecured Notes — 5B	7.13%		300,000		21,375	(14)	02/09/09
Unsecured Notes — 6A	7.38%		300,000		22,125	(14)	01/20/06
Unsecured Notes — 6B	7.75%		200,000		15,500	(14)	01/20/11
Unsecured Notes — 7	6.38%		750,000		47,813	(14)	11/15/07
Unsecured Notes — 8A	6.35%		350,000		22,225	(14)	08/28/12
Unsecured Notes — 8B	5.38%		150,000		8,063	(14)	08/28/08
Unsecured Notes — 9A	4.88%		300,000		14,625	(14)	03/18/10
Unsecured Notes — 9B	5.45%		200,000		10,900	(14)	03/15/13
Unsecured Notes — 10A	3.75%		300,000		11,250	(14)	01/30/09
Unsecured Notes — 10B	4.90%		200,000		9,800	(14)	01/30/14
Unsecured Notes — 11A	4.88%		400,000		19,500	(14)	08/15/10
Unsecured Notes — 11B	5.63%		500,000		28,125	(14)	08/15/14
Unsecured Notes — 12 A	5.10%		600,000		30,600	(14)	06/15/15
Unsecured Notes — 12 B	4.60%		400,000		18,400	(14)	06/15/10
Unsecured Notes — 13 A	5.38%		500,000		26,875	(14)	06/01/11
Unsecured Notes — 13 B	5.75%		600,000		34,500	(14)	12/01/15
Mandatory Par Put Remarketed Securities	7.00%		200,000		14,000	(14)	06/15/08	(16)

			8,439,264
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(14)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(14)	03/15/16

			325,000
CPG Partners, LP, subsidiary:
Term Loan	7.26	% (33)	59,075		5,690		04/27/10
Unsecured Notes — CPG 2	7.25%		125,000		9,063	(14)	10/21/07
Unsecured Notes — CPG 3	3.50%		100,000		3,500	(14)	03/15/09
Unsecured Notes — CPG 4	8.63%		50,000		4,313	(14)	08/17/09
Unsecured Notes — CPG 5	8.25%		150,000		12,375	(14)	02/01/11
Unsecured Notes — CPG 6	6.88%		100,000		6,875	(14)	06/15/12
Unsecured Notes — CPG 7	6.00%		150,000		9,000	(14)	01/15/13

			734,075

Total Consolidated Unsecured Indebtedness			$9,498,339

Total Consolidated Indebtedness at Face Amounts			$14,020,971
Fair Value Interest Rate Swaps			(11,809)	(25)
Net Premium on Indebtedness			122,033
Net Discount on Indebtedness			(25,078)

Total Consolidated Indebtedness			$14,106,117	(20)

Joint Venture Indebtedness:
Secured Indebtedness:
Apple Blossom Mall	7.99%		$38,708		$3,607		09/10/09
Arkadia Shopping Center	4.55	% (32)	123,239		10,585		11/01/14
Atrium at Chestnut Hill	6.89%		46,666		3,880		03/11/11	(26)
Auburn Mall	7.99%		45,317		4,222		09/10/09
Aventura Mall — A	6.55%		141,000		9,231	(2)	04/06/08
Aventura Mall — B	6.60%		25,400		1,675	(2)	04/06/08
Aventura Mall — C	6.89%		33,600		2,314	(2)	04/06/08
Avenues, The	5.29%		76,877		5,325		04/01/13
Bay 1 (Torcy)	4.20	% (32)	16,705		1,210		12/01/11
Bay 2 (Torcy)	3.60	% (32)	62,669		4,281		06/01/13
Borek Shopping Center	6.19%		15,515		2,553		02/01/12
Cape Cod Mall	6.80%		94,846		7,821		03/11/11
Circle Centre Mall	5.02%		76,905		5,165		04/11/13
Clay Terrace Partners	5.08	% (1)	115,000		5,842	(2)	10/01/15
CMBS Loan — Fixed (encumbers 13 Properties)	7.52%		357,100	(17)	26,871	(2)	05/15/06
CMBS Loan — 1 Floating (encumbers 13 Properties)	4.80	% (1)	186,500	(17)	8,952	(2)	05/15/06
CMBS Loan — 2 Floating (encumbers 13 Properties)	4.76	% (1)	81,400	(17)	3,874	(2)	05/15/06
Coconut Point	5.49	% (1)	57,473		3,155	(2)	05/19/10	(3)
Coddingtown Mall	5.64	% (1)	10,500		592	(2)	07/14/07
Crystal Mall	5.62%		101,461		7,319		09/11/12	(26)
Dabrowka Shopping Center	6.22	% (32)	4,666		681		07/01/14
Dadeland Mall	6.75%		191,773		15,566		02/11/12	(26)
Emerald Square Mall	5.13%		139,162		9,479		03/01/13
Fashion Centre Pentagon Retail	6.63%		159,114		12,838		09/11/11	(26)
Fashion Centre Pentagon Office	5.14	% (31)	40,000		2,056	(2)	07/09/09	(3)
Fashion Valley Mall — 1	6.49%		161,413		13,255		10/11/08	(26)
Fashion Valley Mall — 2	6.58%		29,124		1,915	(2)	10/11/08	(26)
Florida Mall, The	7.55%		257,329		22,766		12/10/10
Galleria Commerciali Italia — Facility A	3.53	% (19)	285,410		15,188		12/22/11	(3)
Galleria Commerciali Italia — Facility B	3.63	% (28)	297,505		16,826		12/22/11
Gaitway Plaza	4.60%		13,900	(18)	640	(2)	07/01/15
Great Northeast Plaza	9.04%		16,249		1,744		06/01/06
Greendale Mall	8.23%		39,895		3,779		12/10/06
Gotemba Premium Outlets — Fixed	2.00%		9,512	(27)	1,209		10/25/14
Gotemba Premium Outlets — Variable	1.81	% (12)	19,956	(27)	3,927		09/30/07
Gwinnett Place — 1	7.54%		36,282		3,412		04/01/07
Gwinnett Place — 2	7.25%		80,437		7,070		04/01/07
Highland Mall	6.83%		67,737		5,571		07/11/11
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		9,645		503	(2)	11/01/14
Indian River Mall	5.21%		65,355		3,408	(2)	11/01/14
King of Prussia Mall — 1	7.49%		173,339		23,183		01/01/17
King of Prussia Mall — 2	8.53%		12,002		1,685		01/01/17
Lehigh Valley Mall	7.90%		44,725		4,959		10/10/06
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Rockingham	7.88%		94,636		8,705		09/01/07
Mall at Chestnut Hill	8.45%		14,362		1,396		02/02/10
Mall of Georgia	7.09%		194,713		16,649		07/01/10
Mall of New Hampshire — 1	6.96%		97,706		8,345		10/01/08	(26)
Mall of New Hampshire — 2	8.53%		8,080		786		10/01/08
Miami International Mall	5.35%		97,500		5,216	(2)	10/01/13
Northshore Mall	5.03%		210,000		10,553	(2)	03/11/14	(26)
Quaker Bridge Mall	7.03%		22,548		2,407		04/01/16
Plaza at Buckland Hills, The	4.60%		24,800	(18)	1,142	(2)	07/01/15
Ridgewood Court	4.60%		14,650	(18)	674	(2)	07/01/15
Rinku Premium Outlets	2.34%		35,796	(27)	5,007		10/25/14

Sano Premium Outlets	2.43%		43,046	(27)	7,382		05/31/16
St. Johns Town Center	5.06%		170,000		8,602	(2)	03/11/15
Seminole Towne Center	5.04	% (23)	70,000		3,528	(2)	06/30/09	(3)
Shops at Sunset Place, The	5.14	% (22)	94,100		5,395		05/09/09	(3)
Smith Haven Mall	7.86%		115,000		9,039	(2)	06/01/06
Solomon Pond	3.97%		114,000		4,523	(2)	08/01/13
Source, The	6.65%		124,000		8,246	(2)	03/11/09
Springfield Mall	5.49	% (1)	76,500		4,200	(2)	12/01/10	(3)
Square One	6.73%		91,228		7,380		03/11/12
Surprise Grand Vista JV I, LLC	10.85%		191,000		20,723		12/28/10
Toki Premium Outlets	0.80	% (12)	12,824	(27)	1,631		10/30/09
Tosu Premium Outlets	2.60%		12,330	(27)	1,914		08/24/13
Town Center at Cobb — 1	7.54%		46,225		4,347		04/01/07
Town Center at Cobb — 2	7.25%		61,215		5,381		04/01/07
Turzyn Shopping Center	6.56%		22,440		2,934		06/01/14
Villabe A6 — Bel'Est	3.40	% (32)	11,101		800		08/01/11
Village Park Plaza	4.60%		29,850	(18)	1,374	(2)	07/01/15
West Town Corners	4.60%		18,800	(18)	865	(2)	07/01/15
West Town Mall	6.90%		76,000		5,244	(2)	05/01/08	(26)
Westchester, The	4.86%		500,000		24,300	(2)	06/01/10
Whitehall Mall	6.77%		13,457		1,282		11/01/08
Wilenska Station Shopping Center	4.35	% (32)	36,473		3,446		11/01/13
Zakopianka Shopping Center	6.82%		14,191		2,650		12/01/11

Total Joint Venture Secured Indebtedness at Face Amounts			$7,475,982
Unsecured Indebtedness:
Galleria Commerciali Italia — Facility C	3.04	% (29)	5,245		159	(2)	12/22/08	(3)

Total Joint Venture Unsecured Indebtedness			5,245
Net Premium on Indebtedness			1,329
Net Discount on Indebtedness			(3,197)

Total Joint Venture Indebtedness			$7,479,359	(24)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 37 bps to 150 bps. LIBOR as of December 31, 2005 was 4.39%.

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

(9)
Loans secured by these three Properties are cross-collateralized.

(10)
Loans secured by these four Properties are cross-collateralized.

(11)
Simultaneous with the issuance of this loan, the Operating Partnership entered into a $70 million notional amount variable rate swap agreement which is designated as a hedge against this loan. As of December 31, 2005, after including the impacts of this swap, the terms of the loan are effectively $150 million fixed at 3.60% and $70 million variable rate at 4.355%.

(12)
Variable rate loans based on Yen LIBOR plus interest rate spreads ranging from 50 bps to 187.5 bps. Yen LIBOR as of December 31, 2005 was 0.04938%.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. No additional interest was due in 2005.

(14)
Requires semi-annual payments of interest only.

(15)
$3,000,000 Credit Facility. As of December 31, 2005, the Credit Facility bears interest at LIBOR + 0.425% and provides for different pricing based upon the Operating Partnership's investment grade rating. As of December 31, 2005, $2.2 billion was available after outstanding borrowings and letter of credits.

(16)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory rate reset or a remarketing on June 15, 2008.

(17)
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

(18)
Loans secured by these five Properties are cross-collateralized and cross-defaulted.

(19)
Debt is denominated in Euros and bears interest at Euribor + 1.05%. Debt consists of a Euros 269.0 million tranche of which Euros 241.0 million is drawn.

(20)
Our share of consolidated indebtedness was $13,912,933.

(21)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(22)
LIBOR + 0.750%, with LIBOR capped at 7.500%.

(23)
LIBOR + 0.650%, with LIBOR capped at 8.500%.

(24)
Our share of joint venture indebtedness was $3,169,662.

(25)
Represents the fair market value of interest rate swaps entered into by the Operating Partnership.

(26)
The maturity date shown represents the Anticipated Maturity Date of the loan which is typically 10-20 years earlier than the stated Maturity Date of the loan. Should the loan not be repaid at the Anticipated Repayment Date the applicable interest rate shall increase as specified in the loan agreement.

(27)
Amounts shown in US Dollar Equivalent. Yen equivalent 15,715.3 million.

(28)
Debt is denominated in Euros and bears interest at Euribor + 1.15%. Debt consists of a Euros 255 million tranche which Euros 251.2 million is drawn.

(29)
Debt is denominated in Euros and bears interest at Euribor + 0.650%. Debt consists of a Euros 150 million tranche of which Euros 4.4 million is drawn.

(30)
LIBOR + 0.900%, with LIBOR capped at 8.250%.

(31)
LIBOR + 0.750%, with LIBOR capped at 8.250%.

(32)
Associated with these loans are interest rate swap agreements with a total combined Euro 211.2 million notional amount that effectively fixed these loans at a combined 5.05%.

(33)
Through an interest rate swap agreement, effectively fixed through January 1, 2006 at the all-in interest rate presented.

  Changes in Mortgages and Other Indebtedness

            The changes in mortgages and other indebtedness for the years ended December 31, 2005, 2004, 2003 are as follows:

	2005	2004	2003
Balance, Beginning of Year	$14,586,393	$10,266,388	$9,546,081
Additions During Period:
New Loan Originations	2,484,264	4,509,640	1,745,275
Loans assumed in acquisitions and consolidations	—	1,387,182	105,131
Net Premium/(Discount) and other	(11,328)	132,905	(1,308)
Deductions During Period:
Loan Retirements	(2,764,438)	(1,652,022)	(1,079,855)
Loans Related to Deconsolidations	(100,022)	—	—
Amortization of Net (Premiums)/Discounts	(33,710)	(14,043)	(13,142)
Scheduled Principal Amortization	(55,042)	(43,657)	(35,794)

Balance, End of Year	$14,106,117	$14,586,393	$10,266,388

Item 3. Legal Proceedings

            On November 15, 2004, the Attorneys General of Massachusetts, New Hampshire and Connecticut filed complaints in their respective state Superior Courts against us and our affiliate, SPGGC, Inc., alleging that the sale of co-branded, bank-issued gift cards sold in certain Properties violated gift certificate statutes and consumer protection laws in those states. Each of these suits seeks injunctive relief, unspecified civil penalties and disgorgement of any fees determined to be improperly charged to consumers.

            In addition, we are a defendant in three other proceedings relating to the gift card program: Betty Benson and Andrea Nay-Richardson vs. Simon Property Group, Inc., and Simon Property Group, L.P., Superior Court of Cobb County, State of Georgia, Case No.: 04-1-9617-42, filed December 9, 2004; Christopher Lonner vs. Simon Property Group, Inc., Supreme Court of the State of NY, County of Westchester, Case No.: 04-2246, filed February 18, 2004; and Aliza Goldman, individually and on behalf of all others similarly situated vs. Simon Property Group, Inc., Supreme Court of the State of New York, County of Nassau, filed February 7, 2005. Each of these proceedings has been brought by a private plaintiff as a purported class action and alleges violation of state consumer protection laws, state abandoned property and contract laws or state statutes regarding gift certificates or gift cards and seeks a variety of remedies including unspecified damages and injunctive relief.

            We believe that we have viable defenses under both state and federal laws to the above gift card actions. Although it is not possible to provide any assurance of the ultimate outcome of any of these pending actions, management does not believe that an adverse outcome would have a material adverse effect on our financial position, results of operations or cash flow.

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the state of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "September Order"). In the September Order, the court found that certain entities and individuals breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased in October 1999, provided Triple Five remits the sum of $81.38 million within nine months of the September Order. On August 6, 2004, Triple Five closed on its purchase of our one-half partnership interest and the court further held that we must disgorge all "net profits" that we received as a result of our ownership interest in the Mall from October 1999 to the that date.

            As a result of the September Order, we initially recorded a $6.0 million charge for our share of the estimated loss in 2003. In the first quarter of 2004, as a result of a May 3, 2004 memorandum issued by the court appointed mediator, which has now been affirmed by the court, we recorded an additional $13.5 million charge for our share of the loss that is included in "(Loss) gain on sales of interests in unconsolidated entities and other assets, net" in the accompanying consolidated statements of operations and comprehensive income. We ceased recording any contribution to net income from the results of operations of Mall of America as of September 1, 2003.

            We appealed the September Order to the United States Court of Appeals for the Eighth Circuit. On April 21, 2005, the Court of Appeals issued its opinion, affirming in part and reversing in part the Order of the trial court. The Appellate Court opinion changes the equitable remedy contained in the September Order and requires that the one-half partnership interest Triple Five acquired from us pursuant to the September Order must instead be offered, for the same price, to Mall of America Associates, a general partnership in which Triple Five and an entity affiliated with the Simon family are 50/50 partners ("MOAA"). If MOAA refuses to purchase the interest, then Triple Five must transfer back to us one-half of the interest it acquired from us in August, 2004. Triple Five, as managing partner of MOAA, has elected to cause MOAA to acquire the one-half partnership interest. In addition, Triple Five asked the Trial Court to grant it additional relief, namely to cause the Simon family partner in MOAA to be disassociated from that partnership and to terminate the existing management contract for the Mall with our subsidiary. The trial court issued an order on December 23, 2005 ("December Order"), denying Triple Five's request for dissociation of the Simon family partner in MOAA, but granting Triple Five's request that they be permitted to terminate the existing management contract for the Mall with our subsidiary. We have appealed that portion of the December Order granting Triple Five the right to terminate the management contract. On January 18, 2006, Triple Five transferred to MOAA the partnership interest it acquired from us in August, 2004, for a purchase price of approximately $23.1 million. The purchase price was financed with a new credit facility secured by distributions payable to MOAA's partner. In connection with the resolution of this matter, the Simon family transferred, under certain circumstances, the right to receive cash flow distributions and capital transaction proceeds attributable to one-half of the interest that

MOAA acquired from Triple Five (or 25%), subject to the new credit facility, to the Operating Partnership. The Simon family did not transfer its partnership interest in MOAA to us, and the Simon family retains the right to make all decisions regarding that partnership interest. As a result of the transfer to us of the right to receive cash flow distributions and capital transaction proceeds, we will recognize a gain in the first quarter of 2006 to recognize this beneficial interest, including prior earnings of the partnership since August, 2004. We will also begin to record contributions to net income and FFO representing 25% of the results of operations at Mall of America as a result of this arrangement.

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

Item 4. Submission of Matters to a Vote of Security Holders

            None.

Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            Our common stock trades on the New York Stock Exchange under the symbol "SPG". The quarterly price range on the NYSE for the shares and the distributions declared per share for each quarter in the last two fiscal years are shown below:

	High	Low	Close	Declared Distribution
2005
1st Quarter	$65.60	$58.29	$60.58	$0.70
2nd Quarter	74.06	59.29	72.49	0.70
3rd Quarter	80.97	70.52	74.12	0.70
4th Quarter	79.99	65.75	76.63	0.70
2004
1st Quarter	$58.62	$45.90	$58.44	$0.65
2nd Quarter	58.83	44.39	51.42	0.65
3rd Quarter	56.76	48.65	53.63	0.65
4th Quarter	65.87	53.45	64.67	0.65

            There is no established public trading market for Simon Property's Class B common stock or Class C common stock. Distributions per share of the Class B and Class C common stock are identical to the common stock.

  Holders

            The number of holders of record of common stock outstanding was 2,098 as of December 31, 2005. The Class B common stock is held entirely by a voting trust to which Melvin Simon, Herbert Simon, David Simon and certain of their affiliates are parties and is exchangeable on a one-for-one basis into shares of common stock, and the Class C common stock is held entirely by NID Corporation, the successor corporation of Edward J. DeBartolo Corporation, and is also exchangeable on a one-for-one basis into shares of common stock.

  Distributions

            Simon Property qualifies as a REIT under the Code. We are required to pay a minimum level of dividends to maintain our status as a REIT. Our dividends and limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future dividends and the distributions of the Operating Partnership will be determined by the Board based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT. The Board declared and we paid a common stock dividend of $0.70 per share in the fourth quarter of 2005.

            Simon Property offers an Automatic Dividend Reinvestment Plan for its common shares that allows stockholders, at their election, to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

  Unregistered Sales of Equity Securities

            During the fourth quarter of 2005, we issued 519,706 shares of common stock to limited partners in exchange for an equal number of units. The issuance of the shares of common stock was made pursuant to the terms of the Partnership Agreement of the Operating Partnership and was exempt from registration under the Securities Act of 1933 as amended, in reliance upon Section 4(2) as a private offering. We will subsequently register the resale of these shares of common stock under the Securities Act during 2006.

  Issuer Purchases of Equity Securities

            On May 11, 2005, the Board authorized a new common stock repurchase program under which we may purchase up to 6,000,000 shares of our common stock subject to a maximum aggregate purchase price of $250 million over the next twelve months as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. The program has 5,184,600 shares, limited to $191.4 million, remaining for our repurchase as of December 31, 2005. There were no purchases under this program during the fourth quarter of 2005.

Item 6. Selected Financial Data

            The information required by this item is incorporated herein by reference to the Selected Financial Data section of the 2005 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of Simon Property's 2005 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of Simon Property's 2005 Annual Report to Stockholders under the caption "Liquidity and Capital Resources — Market Risk," filed as Exhibit 13.1 to this Form 10-K.

Item 8. Financial Statements and Supplementary Data

            Reference is made to the Index to Financial Statements contained in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A. Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005.

            Management's Report on Internal Control over Financial Reporting.    Our management's report on internal control over financial reporting is set forth in our 2005 Annual Report to Stockholders as the last page of management's discussion and analysis of financial condition and results of operation, filed as Exhibit 13.1 to this Form 10-K and is incorporated herein by reference.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

            None.

Part III

Item 10. Directors and Executive Officers of the Registrant

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its 2006 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A and the information included under the caption "Executive Officers of the Registrants" in Part I hereof.

Item 11. Executive Compensation

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its 2006 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its 2006 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its 2006 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its 2006 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)
Consolidated Financial Statements

            Simon Property Group, Inc. and Subsidiaries' consolidated financial statements and independent registered public accounting firm's reports are included in our 2005 Annual Report to Stockholders, filed as Exhibit 13.1 to this Form 10-K and are incorporated herein by reference.

		Page No.
(2)	Financial Statement Schedule
	Simon Property Group, Inc. and Subsidiaries Schedule III — Schedule of Real Estate and Accumulated Depreciation	53
	Notes to Schedule III	61
(3)	Exhibits
	The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	51

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
By	/s/ DAVID SIMON David Simon Chief Executive Officer

March 8, 2006

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chief Executive Officer And Director (Principal Executive Officer)	March 8, 2006
/s/ HERBERT SIMON Herbert Simon	Co-Chairman of the Board of Directors	March 8, 2006
/s/ MELVIN SIMON Melvin Simon	Co-Chairman of the Board of Directors	March 8, 2006
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer and Director	March 8, 2006
/s/ BIRCH BAYH Birch Bayh	Director	March 8, 2006
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 8, 2006
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	March 8, 2006
/s/ PIETER S. VAN DEN BERG Pieter S. van den Berg	Director	March 8, 2006

/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	March 8, 2006
/s/ FREDRICK W. PETRI Fredrick W. Petri	Director	March 8, 2006
/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	March 8, 2006
/s/ KAREN N. HORN Karen N. Horn	Director	March 8, 2006
/s/ M. DENISE DEBARTOLO YORK M. Denise DeBartolo York	Director	March 8, 2006
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2006
/s/ JOHN DAHL John Dahl	Senior Vice President (Principal Accounting Officer)	March 8, 2006

Exhibits
2	Agreement and Plan of Merger, dated as of June 20, 2004, by and among Simon Property Group, Inc., Simon Property Group, L.P., Simon Acquisition I, LLC, Simon Acquisition II, LLC, Chelsea Property Group, Inc., and CPG Partners, L.P. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed June 22, 2004).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Registrant on October 9, 1998).
3.2	Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
3.3	Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q filed on November 15, 1999).
3.3a	Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1a of the Registrant's Form 10-Q filed on November 15, 1999).
3.4	Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-Q filed on November 15, 1999).
3.4a	Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2a of the Registrant's Form 10-Q filed on November 15, 1999).
3.5	Certificate of Powers, Designations, Preferences and Rights of the 8 3/4% Series F Cumulative Redeemable Preferred Stock, $.0001 Par Value (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by the Registrant on May 9, 2001 (Reg. No. 333-60526)).
3.6	Certificate of Powers, Designations, Preferences and Rights of the 7.89% Series G Cumulative Step-Up Premium Rate Preferred Stock, $.0001 Par Value (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed by the Registrant on May 9, 2001 (Reg. No. 333-60526)).
3.7	Certificate of Powers, Designations, Preferences and Rights of the 6% Series I Convertible Perpetual Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed October 20, 2004).
3.8	Certificate of Powers, Designations, Preferences and Rights of the 8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed October 20, 2004).
9.1	Second Amended and Restated Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between Melvin Simon & Associates, Inc., on the one hand and Melvin Simon, Herbert Simon, and David Simon on the other hand (incorporated by reference to Exhibit 9.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2004).
9.2	Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between David Simon, Melvin Simon and Herbert Simon (incorporated by reference to Exhibit 9.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2004).
10.1	Credit Agreement, dated as of October 12, 2004, among Simon Property Group, L.P., the Lenders named therein, and the Co-Agents named therein (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2004).
10.2	$3,000,000,000 Credit Agreement, dated as of December 15, 2005, among Simon Property Group, L.P., the Institutions named therein as Lenders and the Institutions named therein as Co-Agents (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed on December 20, 2005).
10.3	Form of the Indemnity Agreement between the Registrant and its directors and officers. (incorporated by reference to Exhibit 10.7 of the Form S-4 filed by the Registrant on August 13, 1998 (Reg. No. 333-61399)).
10.4	Registration Rights Agreement, dated as of September 24, 1998, by and among the Registrant and the persons named therein. (incorporated by reference to Exhibit 4.4 of the Form 8-K filed by the Registrant on October 9, 1998).
10.5	Registration Rights Agreement, dated as of August 27, 1999 by and among the Registrant and the persons named therein (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed March 24, 2004 (Reg. No. 333-113884)).
10.6	Registration Rights Agreement, dated as of November 14, 1997, by and between O'Connor Retail Partners, L.P. and Simon DeBartolo Group, Inc. (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 filed December 7, 2001 (Reg. No. 333-74722)).
10.7*	Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Appendix G to the Registrants' Definitive Proxy Statement on Schedule 14A dated April 7, 2003).
10.8*	Form of Nonqualified Stock Option Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to this same Exhibit number of the 2004 Form 10-K filed by the Registrant).

10.9*	Form of Performance-Based Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to this same Exhibit number of the 2004 Form 10-K filed by the Registrant).
10.10*	Form of Non-Employee Director Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to this same Exhibit number of the 2004 Form 10-K filed by the Registrant).
10.11*	Employment Agreement dated June 20, 2004 between Chelsea Property Group, Inc. and David C. Bloom (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-4 filed by the Registrant on September 9, 2004 (Reg. No. 333-118247)).
10.12*	First Amendment to Employment Agreement dated November 1, 2004 between Chelsea Property, Inc. and David C. Bloom.
10.13*	Second Amendment to Employment Agreement dated January 1, 2006 between Chelsea Property, Inc. and David C. Bloom.
10.14*	Employment Agreement between Richard S. Sokolov, the Registrant, and Simon Property Group Administrative Services Partnership, L.P. Dated March 26, 1996 (incorporated by reference to Exhibit 10.12 of the 2000 Form 10-K filed by the Registrant).
10.15*	Description of Director and Executive Compensation Agreements.
10.16	Voting Agreement dated as of June 20, 2004 among the Registrant, Simon Property Group, L.P., and certain holders of shares of common stock of Chelsea Property Group, Inc. and/or common units of CPG Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed June 22, 2004).
12.1	Statement regarding computation of ratios.
13.1	Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements of the Registrant as contained in the Registrant's 2005 Annual Report to Stockholders.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

  SCHEDULE III

  Simon Property Group, Inc. and Subsidiaries
  Real Estate and Accumulated Depreciation
  December 31, 2005
  (Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Alton Square, Alton, IL	$—	$154	$7,641	$—	$10,667	$154	$18,308	$18,462	$7,638	1993 (Note 4)
Anderson Mall, Anderson, SC	29,036	1,712	15,227	1,363	9,265	3,075	24,492	27,567	9,757	1972
Arsenal Mall, Watertown, MA	33,481	15,505	47,680	—	2,367	15,505	50,047	65,552	8,734	1999 (Note 4)
Bangor Mall, Bangor, ME	22,757	5,478	59,740	—	5,138	5,478	64,878	70,356	8,022	2004 (Note 5)
Barton Creek Square, Austin, TX	—	2,903	20,929	7,983	55,162	10,886	76,091	86,977	27,058	1981
Battlefield Mall, Springfield, MO	99,388	3,919	27,231	3,225	47,095	7,144	74,326	81,470	32,936	1970
Bay Park Square, Green Bay, WI	—	6,358	25,623	4,133	21,680	10,491	47,303	57,794	12,043	1980
Bowie Town Center, Bowie, MD	—	2,710	65,044	235	5,348	2,945	70,392	73,337	12,742	2001
Boynton Beach Mall, Boynton Beach, FL	—	22,240	78,804	5,556	17,747	27,796	96,551	124,347	23,904	1985
Brea Mall, Brea, CA	—	39,500	209,202	—	16,617	39,500	225,819	265,319	46,929	1998 (Note 4)
Broadway Square, Tyler, TX	—	11,470	32,431	—	11,859	11,470	44,290	55,760	13,839	1994 (Note 4)
Brunswick Square, East Brunswick, NJ	86,000	8,436	55,838	—	24,134	8,436	79,972	88,408	22,461	1973
Burlington Mall, Burlington, MA	—	46,600	303,618	—	17,772	46,600	321,390	367,990	65,227	1998 (Note 4)
Castleton Square, Indianapolis, IN	—	26,250	98,287	2,500	32,897	28,750	131,184	159,934	35,207	1972
Century III Mall, West Mifflin, PA	85,712	17,380	102,364	10	7,788	17,390	110,152	127,542	44,159	1979
Charlottesville Fashion Square, Charlottesville, VA	—	—	54,738	—	12,213	—	66,951	66,951	16,138	1997 (Note 4)
Chautauqua Mall, Lakewood, NY	—	3,257	9,641	—	15,594	3,257	25,235	28,492	8,348	1971
Chesapeake Square, Chesapeake, VA	73,000	11,534	70,461	—	6,765	11,534	77,226	88,760	25,441	1989
Cielo Vista Mall, El Paso, TX	84,158	867	14,447	608	39,515	1,475	53,962	55,437	21,642	1974
College Mall, Bloomington, IN	45,107	1,003	16,245	722	31,719	1,725	47,964	49,689	19,087	1965
Columbia Center, Kennewick, WA	—	18,285	66,580	—	8,926	18,285	75,506	93,791	20,042	1987
Copley Place, Boston, MA	174,521	147	378,045	—	39,539	147	417,584	417,731	40,355	2002 (Note 4)
Coral Square, Coral Springs, FL	86,895	13,556	93,630	—	2,379	13,556	96,009	109,565	30,911	1984
Cordova Mall, Pensacola, FL	—	18,626	73,091	7,321	22,353	25,947	95,444	121,391	19,468	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	—	10,122	69,958	—	812	10,122	70,770	80,892	23,912	1996
Crossroads Mall, Omaha, NE	43,048	639	30,658	409	35,298	1,048	65,956	67,004	20,173	1994 (Note 4)
Crystal River Mall, Crystal River, FL	15,531	5,661	20,241	—	4,687	5,661	24,928	30,589	6,688	1990
DeSoto Square, Bradenton, FL	64,153	9,011	52,675	—	7,254	9,011	59,929	68,940	17,481	1973
Edison Mall, Fort Myers, FL	—	11,529	107,350	—	9,700	11,529	117,050	128,579	27,666	1997 (Note 4)
Fashion Mall at Keystone, The, Indianapolis, IN	58,594	—	120,579	—	32,045	—	152,624	152,624	32,562	1997 (Note 4)
Firewheel Town Center, Garland, TX	—	12,154	82,627	—	—	12,154	82,627	94,781	990	2004

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Forest Mall, Fond Du Lac, WI	17,239	728	4,491	—	7,874	728	12,365	13,093	5,411	1973
Forum Shops at Caesars, The, Las Vegas, NV	550,000	—	276,378	—	192,249	—	468,627	468,627	61,314	1992
Great Lakes Mall, Mentor, OH	—	12,304	100,362	432	9,191	12,736	109,553	122,289	30,656	1961
Greenwood Park Mall, Greenwood, IN	85,021	2,423	23,445	5,275	73,898	7,698	97,343	105,041	34,031	1979
Gulf View Square, Port Richey, FL	32,471	13,690	39,991	2,023	18,193	15,713	58,184	73,897	16,139	1980
Haywood Mall, Greenville, SC	—	11,585	133,893	6	15,771	11,591	149,664	161,255	40,084	1998 (Note 4)
Independence Center, Independence, MO	—	5,042	45,798	2	28,167	5,044	73,965	79,009	22,470	1994 (Note 4)
Ingram Park Mall, San Antonio, TX	80,549	733	17,163	169	17,158	902	34,321	35,223	15,990	1979
Irving Mall, Irving, TX	—	6,737	17,479	2,533	35,588	9,270	53,067	62,337	26,568	1971
Jefferson Valley Mall, Yorktown Heights, NY	—	4,868	30,304	—	21,659	4,868	51,963	56,831	19,307	1983
Knoxville Center, Knoxville, TN	60,996	5,006	21,617	3,712	33,872	8,718	55,489	64,207	21,213	1984
La Plaza Mall, McAllen, TX	—	1,375	9,828	6,569	32,428	7,944	42,256	50,200	14,924	1976
Lafayette Square, Indianapolis, IN	—	14,251	54,589	50	12,515	14,301	67,104	81,405	27,801	1968
Laguna Hills Mall, Laguna Hills, CA	—	28,074	55,446	—	6,740	28,074	62,186	90,260	15,469	1997 (Note 4)
Lakeline Mall, Austin, TX	66,274	10,383	81,568	14	1,778	10,397	83,346	93,743	24,851	1995
Lenox Square, Atlanta, GA	—	38,213	492,411	—	15,224	38,213	507,635	545,848	105,104	1998 (Note 4)
Lima Mall, Lima, OH	—	7,910	35,338	—	8,586	7,910	43,924	51,834	14,297	1965
Lincolnwood Town Center, Lincolnwood, IL	—	7,907	63,480	28	6,588	7,935	70,068	78,003	27,520	1990
Livingston Mall, Livingston, NJ	—	30,200	105,250	—	10,303	30,200	115,553	145,753	24,817	1998 (Note 4)
Longview Mall, Longview, TX	32,261	259	3,567	124	7,028	383	10,595	10,978	4,568	1978
Maplewood Mall, Minneapolis, MN	—	17,119	80,758	—	8,214	17,119	88,972	106,091	10,876	2002 (Note 4)
Markland Mall, Kokomo, IN	22,825	—	7,568	—	7,798	—	15,366	15,366	6,654	1968
McCain Mall, N. Little Rock, AR	39,106	—	9,515	—	9,878	—	19,393	19,393	12,879	1973
Melbourne Square, Melbourne, FL	—	15,762	55,891	3,513	22,015	19,275	77,906	97,181	17,686	1982
Menlo Park Mall, Edison, NJ	—	65,684	223,252	—	23,852	65,684	247,104	312,788	58,807	1997 (Note 4)
Midland Park Mall, Midland, TX	33,322	687	9,213	—	9,886	687	19,099	19,786	9,732	1980
Miller Hill Mall, Duluth, MN	—	2,537	18,092	—	21,680	2,537	39,772	42,309	19,027	1973
Montgomery Mall, Montgomeryville, PA	93,922	27,105	86,915	—	1,978	27,105	88,893	115,998	12,054	2004 (Note 5)
Muncie Mall, Muncie, IN	—	172	5,776	52	24,602	224	30,378	30,602	11,597	1970
Nanuet Mall, Nanuet, NY	—	27,310	162,993	—	2,639	27,310	165,632	192,942	47,442	1998 (Note 4)
North East Mall, Hurst, TX	140,000	128	12,966	19,010	142,524	19,138	155,490	174,628	42,348	1971
Northfield Square Mall, Bourbonnais, IL	30,985	362	53,396	—	640	362	54,036	54,398	25,321	2004 (Note 5)
Northgate Mall, Seattle, WA	—	27,073	115,992	—	37,415	27,073	153,407	180,480	32,811	1987
Northlake Mall, Atlanta, GA	70,367	33,400	98,035	—	3,519	33,400	101,554	134,954	28,333	1998 (Note 4)
Northwoods Mall, Peoria, IL	—	1,185	12,779	2,451	35,077	3,636	47,856	51,492	21,520	1983
Oak Court Mall, Memphis, TN	—	15,673	57,304	—	6,230	15,673	63,534	79,207	15,718	1997 (Note 4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Ocean County Mall, Toms River, NJ	—	20,404	124,945	—	19,705	20,404	144,650	165,054	28,511	1998 (Note 4)
Orange Park Mall, Orange Park, FL	—	12,998	65,121	—	29,923	12,998	95,044	108,042	27,762	1994 (Note 4)
Orland Square, Orland Park, IL	—	35,514	129,906	—	17,734	35,514	147,640	183,154	35,130	1997 (Note 4)
Oxford Valley Mall, Langhorne, PA	82,236	24,544	100,287	—	1,808	24,544	102,095	126,639	29,778	2003 (Note 4)
Paddock Mall, Ocala, FL	25,825	11,198	39,727	—	7,801	11,198	47,528	58,726	12,147	1980
Palm Beach Mall, West Palm Beach, FL	53,305	11,962	112,437	—	35,951	11,962	148,388	160,350	54,460	1967
Penn Square Mall, Oklahoma City, OK	69,276	2,043	155,958	—	19,748	2,043	175,706	177,749	29,170	2002 (Note 4)
Pheasant Lane Mall, Nashua, NH	—	3,902	155,068	—	865	3,902	155,933	159,835	33,934	2004 (Note 5)
Phipps Plaza, Atlanta, GA	—	19,200	210,610	—	17,457	19,200	228,067	247,267	46,878	1998 (Note 4)
Plaza Carolina, Carolina, PR	252,958	15,493	279,560	—	722	15,493	280,282	295,775	15,903	2004 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	52,460	5,471	58,570	—	13,003	5,471	71,573	77,044	20,860	1989
Prien Lake Mall, Lake Charles, LA	—	1,842	2,813	3,091	39,603	4,933	42,416	47,349	13,825	1972
Raleigh Springs Mall, Memphis, TN	—	9,137	28,604	—	12,053	9,137	40,657	49,794	18,260	1971
Richardson Square Mall, Richardson, TX	—	4,532	6,329	1,268	11,249	5,800	17,578	23,378	7,118	1977
Richmond Town Square, Richmond Heights, OH	46,804	2,600	12,112	—	60,131	2,600	72,243	74,843	25,910	1966
River Oaks Center, Calumet City, IL	—	30,884	101,224	—	7,264	30,884	108,488	139,372	25,492	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	—	44,116	212,257	27	12,819	44,143	225,076	269,219	45,942	1998 (Note 4)
Rolling Oaks Mall, San Antonio, TX	—	2,180	38,609	—	11,773	2,180	50,382	52,562	21,024	1988
Roosevelt Field, Garden City, NY	—	164,058	702,008	2,117	29,119	166,175	731,127	897,302	148,224	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	—	23,541	90,203	—	24,902	23,541	115,105	138,646	38,353	1986
Santa Rosa Plaza, Santa Rosa, CA	—	10,400	87,864	—	6,153	10,400	94,017	104,417	20,290	1998 (Note 4)
Shops at Mission Viejo Mall, Mission Viejo, CA	—	9,139	54,445	7,491	143,547	16,630	197,992	214,622	52,505	1979
South Hills Village, Pittsburgh, PA	—	23,445	125,840	—	13,096	23,445	138,936	162,381	31,790	1997 (Note 4)
South Shore Plaza, Braintree, MA	—	101,200	301,495	—	13,492	101,200	314,987	416,187	65,325	1998 (Note 4)
Southern Park Mall, Boardman, OH	—	16,982	77,767	97	21,323	17,079	99,090	116,169	28,572	1970
SouthPark Mall, Charlotte, NC	—	32,141	188,004	100	117,849	32,241	305,853	338,094	34,517	2002 (Note 4)
St Charles Towne Center, Waldorf, MD	—	7,710	52,934	1,180	13,496	8,890	66,430	75,320	29,143	1990
Stanford Shopping Center, Palo Alto, CA	220,000	—	339,537	—	2,801	—	342,338	342,338	26,110	2003 (Note 4)
Summit Mall, Akron, OH	—	15,374	51,137	—	17,864	15,374	69,001	84,375	19,491	1965

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Sunland Park Mall, El Paso, TX	36,010	2,896	28,900	—	5,808	2,896	34,708	37,604	16,385	1988
Tacoma Mall, Tacoma, WA	128,597	37,803	125,826	—	23,502	37,803	149,328	187,131	40,162	1987
Tippecanoe Mall, Lafayette, IN	—	2,897	8,439	5,517	43,025	8,414	51,464	59,878	25,782	1973
Town Center at Aurora, Aurora, CO	—	9,959	56,766	6	53,147	9,965	109,913	119,878	19,224	1998 (Note 4)
Town Center at Boca Raton, Boca Raton, FL	—	64,200	307,279	—	82,351	64,200	389,630	453,830	79,293	1998 (Note 4)
Towne East Square, Wichita, KS	68,637	8,525	18,479	2,042	24,646	10,567	43,125	53,692	22,582	1975
Towne West Square, Wichita, KS	52,726	972	21,203	76	8,220	1,048	29,423	30,471	14,822	1980
Treasure Coast Square, Jensen Beach, FL	—	11,124	72,990	3,067	24,552	14,191	97,542	111,733	25,377	1987
Trolley Square, Salt Lake City, UT	28,675	4,739	27,600	435	10,458	5,174	38,058	43,232	15,950	1986
Tyrone Square, St. Petersburg, FL	—	15,638	120,962	—	21,986	15,638	142,948	158,586	37,422	1972
University Mall, Little Rock, AR	—	123	17,411	—	783	123	18,194	18,317	10,650	1967
University Mall, Pensacola, FL	—	4,554	26,657	—	3,982	4,554	30,639	35,193	10,866	1994
University Park Mall, Mishawaka, IN	57,532	15,105	61,100	—	15,659	15,105	76,759	91,864	74,369	1996 (Note 4)
Upper Valley Mall, Springfield, OH	47,904	8,421	38,745	—	3,816	8,421	42,561	50,982	12,647	1979
Valle Vista Mall, Harlingen, TX	37,417	1,398	17,159	372	11,313	1,770	28,472	30,242	13,085	1983
Virginia Center Commons, Glen Allen, VA	—	9,764	50,547	4,149	7,419	13,913	57,966	71,879	18,059	1991
Walt Whitman Mall, Huntington Station, NY	—	51,700	111,258	3,789	35,022	55,489	146,280	201,769	41,798	1998 (Note 4)
Washington Square, Indianapolis, IN	30,693	16,800	36,495	462	24,811	17,262	61,306	78,568	21,775	1974
West Ridge Mall, Topeka, KS	68,711	5,453	34,132	197	7,707	5,650	41,839	47,489	17,504	1988
Westminster Mall, Westminster, CA	—	43,464	84,709	—	15,378	43,464	100,087	143,551	21,312	1998 (Note 4)
White Oaks Mall, Springfield, IL	48,563	3,024	35,692	2,413	31,716	5,437	67,408	72,845	20,693	1977
Wolfchase Galleria, Memphis, TN	72,054	16,274	128,276	—	9,042	16,274	137,318	153,592	31,340	2002 (Note 4)
Woodland Hills Mall, Tulsa, OK	82,830	34,211	187,123	—	532	34,211	187,655	221,866	23,524	2004 (Note 5)
Premium Outlet Centers
Albertville Premium Outlets, Albertville, MN	—	3,900	97,059	—	809	3,900	97,868	101,768	6,310	2004 (Note 4)
Allen Premium Outlets, Allen, TX	—	13,855	43,687	—	5,958	13,855	49,645	63,500	4,555	2004 (Note 4)
Aurora Farms Premium Outlets, Aurora, OH	—	2,370	24,326	—	1,589	2,370	25,915	28,285	4,335	2004 (Note 4)
Camarillo Premium Outlets, Camarillo, CA	—	16,670	224,721	—	1,065	16,670	225,786	242,456	10,912	2004 (Note 4)
Carlsbad Premium Outlets, Carlsbad, CA	—	12,890	184,990	96	647	12,986	185,637	198,623	8,222	2004 (Note 4)
Carolina Premium Outlets, Smithfield, NC	20,466	3,170	59,863	—	303	3,170	60,166	63,336	4,907	2004 (Note 4)
Chicago Premium Outlets, Aurora, IL	—	659	118,005	—	3,564	659	121,569	122,228	7,183	2004 (Note 4)
Clinton Crossings Premium Outlets, Clinton, CT	—	2,060	107,557	32	362	2,092	107,919	110,011	6,078	2004 (Note 4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Columbia Gorge Premium Outlets, Troutdale, OR	—	7,900	16,492	—	453	7,900	16,945	24,845	2,521	2004 (Note 4)
Desert Hills Premium Outlets, Cabazon, CA	—	3,440	338,679	—	10	3,440	338,689	342,129	15,279	2004 (Note 4)
Edinburgh Premium Outlet, Edinburgh, IN	—	2,866	47,309	—	8,229	2,866	55,538	58,404	3,843	2004 (Note 4)
Folsom Premium Outlets, Folsom, CA	—	9,060	50,281	—	530	9,060	50,811	59,871	4,622	2004 (Note 4)
Gilroy Premium Outlets, Gilroy, CA	65,748	9,630	194,122	—	1,382	9,630	195,504	205,134	11,206	2004 (Note 4)
Jackson Premium Outlets, Jackson, NJ	—	6,413	104,013	3	2,055	6,416	106,068	112,484	4,554	2004 (Note 4)
Johnson Creek Premium Outlets, Johnson Creek, WI	—	2,800	39,564	—	1,736	2,800	41,300	44,100	1,843	2004 (Note 4)
Kittery Premium Outlets, Kittery, ME	10,885	971	60,522	—	282	971	60,804	61,775	3,086	2004 (Note 4)
Las Vegas Premium Outlets, Las Vegas, NV	—	25,435	134,973	—	—	25,435	134,973	160,408	8,549	2004 (Note 4)
Leesburg Corner Premium Outlets, Leesburg, VA	—	7,190	162,023	—	1,571	7,190	163,594	170,784	10,328	2004 (Note 4)
Liberty Village Premium Outlets, Flemington, NJ	—	5,670	28,904	—	706	5,670	29,610	35,280	3,029	2004 (Note 4)
Lighthouse Place Premium Outlets, Michigan City, IN	45,368	6,630	94,138	—	659	6,630	94,797	101,427	8,027	2004 (Note 4)
Napa Premium Outlets, Napa, CA	—	11,400	45,023	—	265	11,400	45,288	56,688	2,984	2004 (Note 4)
North Georgia Premium Outlets, Dawsonville, GA	—	4,300	132,325	—	1,408	4,300	133,733	138,033	8,303	2004 (Note 4)
Orlando Premium Outlets, Orlando, FL	—	14,040	304,410	—	303	14,040	304,713	318,753	12,944	2004 (Note 4)
Osage Beach Premium Outlets, Osage Beach, MO	—	9,460	85,804	3	799	9,463	86,603	96,066	5,843	2004 (Note 4)
Petaluma Village Premium Outlets, Petaluma, CA	—	13,322	14,067	—	987	13,322	15,054	28,376	2,062	2004 (Note 4)
Seattle Premium Outlets, Tulalip, WA	—	13,557	103,722	—	157	13,557	103,879	117,436	3,054	2004 (Note 4)
St. Augustine Premium Outlets, St. Augustine, FL	—	6,090	57,670	2	3,184	6,092	60,854	66,946	4,123	2004 (Note 4)
The Crossings Premium Outlets, Tannersville, PA	57,953	7,720	172,931	—	5,729	7,720	178,660	186,380	8,427	2004 (Note 4)
Vacaville Premium Outlets, Vacaville, CA	—	9,420	84,856	—	1,002	9,420	85,858	95,278	6,862	2004 (Note 4)
Waikele Premium Outlets, Waipahu, HI	—	22,630	77,316	—	850	22,630	78,166	100,796	4,736	2004 (Note 4)
Waterloo Premium Outlets, Waterloo, NY	36,540	3,230	75,277	—	4,177	3,230	79,454	82,684	5,661	2004 (Note 4)
Woodbury Common Premium Outlets, Central Valley, NY	—	11,110	862,557	—	1,848	11,110	864,405	875,515	36,977	2004 (Note 4)
Wrentham Village Premium Outlets, Wrentham, MA	—	5,132	282,031	—	3,347	5,132	285,378	290,510	14,853	2004 (Note 4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Community/Lifestyle Centers
Arboretum at Great Hills, Austin, TX	—	7,640	36,774	71	6,349	7,711	43,123	50,834	9,177	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	27,950	8,748	26,184	—	8,569	8,748	34,753	43,501	11,521	1987
Boardman Plaza, Youngstown, OH	23,598	7,265	22,007	—	11,759	7,265	33,766	41,031	9,999	1951
Brightwood Plaza, Indianapolis, IN	—	65	128	—	309	65	437	502	251	1965
Celina Plaza, El Paso, TX	—	138	815	—	110	138	925	1,063	472	1978
Charles Towne Square, Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	4,139	1976
Chesapeake Center, Chesapeake, VA	—	5,352	12,279	—	319	5,352	12,598	17,950	3,399	1989
Countryside Plaza, Countryside, IL	—	332	8,507	2,554	8,103	2,886	16,610	19,496	4,968	1977
Dare Centre, Kill Devil Hills, NC	1,704	—	5,702	—	45	—	5,747	5,747	210	2004 (Note 4)
DeKalb Plaza, King of Prussia, PA	3,407	1,955	3,405	—	882	1,955	4,287	6,242	912	2003 (Note 4)
Eastland Plaza, Tulsa, OK	—	651	3,680	—	110	651	3,790	4,441	1,885	1986
Forest Plaza, Rockford, IL	15,330	4,132	16,818	453	2,052	4,585	18,870	23,455	6,469	1985
Gateway Shopping Center, Austin, TX	86,000	24,549	81,437	—	7,063	24,549	88,500	113,049	6,384	2004 (Note 4)
Great Lakes Plaza, Mentor, OH	—	1,028	2,025	—	3,618	1,028	5,643	6,671	2,169	1976
Greenwood Plus, Greenwood, IN	—	1,131	1,792	—	3,735	1,131	5,527	6,658	2,123	1979
Griffith Park Plaza, Griffith, IN	—	—	2,412	1,504	567	1,504	2,979	4,483	2,038	1979
Henderson Square, King of Prussia, PA	15,265	4,223	15,124	—	71	4,223	15,195	19,418	1,435	2003 (Note 4)
Highland Lakes Center, Orlando, FL	15,890	7,138	25,284	—	948	7,138	26,232	33,370	8,166	1991
Ingram Plaza, San Antonio, TX	—	421	1,802	4	21	425	1,823	2,248	1,030	1980
Keystone Shoppes, Indianapolis, IN	—	—	4,232	—	934	—	5,166	5,166	1,206	1997 (Note 4)
Knoxville Commons, Knoxville, TN	—	3,731	5,345	—	1,730	3,731	7,075	10,806	3,449	1987
Lake Plaza, Waukegan, IL	—	2,487	6,420	—	890	2,487	7,310	9,797	2,510	1986
Lake View Plaza, Orland Park, IL	20,378	4,775	17,543	—	10,558	4,775	28,101	32,876	8,370	1986
Lakeline Plaza, Austin, TX	22,342	5,822	30,875	—	7,088	5,822	37,963	43,785	9,425	1998
Lima Center, Lima, OH	—	1,808	5,151	—	6,713	1,808	11,864	13,672	2,557	1978
Lincoln Crossing, O'Fallon, IL	3,084	674	2,192	—	492	674	2,684	3,358	882	1990
Lincoln Plaza, King of Prussia, PA	—	—	21,299	—	763	—	22,062	22,062	5,656	2003 (Note 4)
MacGregor Village, Cary, NC	6,854	557	8,897	—	148	557	9,045	9,602	364	2004 (Note 4)
Mall of Georgia Crossing, Mill Creek, GA		9,506	32,892	—	100	9,506	32,992	42,498	6,721	2004 (Note 5)
Markland Plaza, Kokomo, IN	—	206	738	—	6,089	206	6,827	7,033	1,439	1974
Martinsville Plaza, Martinsville, VA	—	—	584	—	333	—	917	917	661	1967
Matteson Plaza, Matteson, IL	8,974	1,771	9,737	—	2,328	1,771	12,065	13,836	4,724	1988

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Muncie Plaza, Muncie, IN	7,759	267	10,509	87	633	354	11,142	11,496	2,813	1998
New Castle Plaza, New Castle, IN	—	128	1,621	—	1,435	128	3,056	3,184	1,494	1966
North Ridge Plaza, Joliet, IL	—	2,831	7,699	—	943	2,831	8,642	11,473	3,252	1985
North Ridge Shopping Center, Raleigh, NC	8,371	462	12,838	—	109	462	12,947	13,409	493	2004 (Note 4)
Northland Plaza, Columbus, OH	—	4,490	8,893	—	1,300	4,490	10,193	14,683	5,221	1988
Northwood Plaza, Fort Wayne, IN	—	148	1,414	—	1,347	148	2,761	2,909	1,370	1974
Park Plaza, Hopkinsville, KY	—	300	1,572	—	225	300	1,797	2,097	1,487	1968
Regency Plaza, St. Charles, MO	4,206	616	4,963	—	449	616	5,412	6,028	1,732	1988
Rockaway Convenience Center, Rockaway, NJ	—	5,149	26,435	—	5,795	5,149	32,230	37,379	4,143	1998 (Note 4)
Rockaway Plaza, Rockaway, NJ	—	—	15,295	—	—	—	15,295	15,295	120	2004
St. Charles Towne Plaza, Waldorf, MD	26,921	8,524	18,993	—	1,541	8,524	20,534	29,058	7,518	1987
Shops at North East Mall, The, Hurst, TX	—	12,541	28,177	402	6,650	12,943	34,827	47,770	9,508	1999
Teal Plaza, Lafayette, IN	—	99	878	—	2,930	99	3,808	3,907	1,553	1962
Terrace at the Florida Mall, Orlando, FL	—	2,150	7,623	—	1,918	2,150	9,541	11,691	2,437	1989
Tippecanoe Plaza, Lafayette, IN	—	—	745	234	4,957	234	5,702	5,936	2,424	1974
University Center, Mishawaka, IN	—	2,388	5,214	—	2,588	2,388	7,802	10,190	6,611	1980
Wabash Village, West Lafayette, IN	—	—	976	—	274	—	1,250	1,250	764	1970
Washington Plaza, Indianapolis, IN	—	941	1,697	—	308	941	2,005	2,946	2,452	1976
Waterford Lakes Town Center, Orlando, FL	—	8,679	72,836	—	12,597	8,679	85,433	94,112	20,803	1999
West Ridge Plaza, Topeka, KS	5,423	1,376	4,560	—	1,449	1,376	6,009	7,385	2,149	1988
White Oaks Plaza, Springfield, IL	16,546	3,169	14,267	—	751	3,169	15,018	18,187	5,101	1986
Wolf Ranch, Georgetown, TX	—	23,172	51,509	—	—	23,172	51,509	74,681	788	2004
Other Properties
Crossville Outlet Center, Crossville, TN	—	263	4,380	—	120	263	4,500	4,763	187	2004 (Note 4)
Factory Merchants Branson, Branson, MO	—	1,383	24,048	1	627	1,384	24,675	26,059	1,074	2004 (Note 4)
Factory Shoppes at Branson Meadows, Branson, MO	9,518	—	5,206	—	16	—	5,222	5,222	189	2004 (Note 4)
Factory Stores of America — Boaz, AL	2,784	—	924	—	1	—	925	925	29	2004 (Note 4)
Factory Stores of America — Georgetown, KY	6,597	148	3,610	—	3	148	3,613	3,761	127	2004 (Note 4)
Factory Stores of America — Graceville, FL	1,960	12	408	—	36	12	444	456	12	2004 (Note 4)
Factory Stores of America — Lebanon, MO	1,647	24	214	—	2	24	216	240	10	2004 (Note 4)
Factory Stores of America — Nebraska City, NE	1,547	26	566	—	—	26	566	592	23	2004 (Note 4)
Factory Stores of America — Story City, IA	1,913	7	526	—	10	7	536	543	18	2004 (Note 4)
Factory Stores of North Bend, WA	—	2,143	36,197	—	36	2,143	36,233	38,376	1,514	2004 (Note 4)
Las Vegas Outlet Center, Las Vegas, NV	19,772	13,085	160,777	—	58	13,085	160,835	173,920	5,838	2004 (Note 4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Development Projects
Domain, The, Austin, TX	—	40,975	48,850	—	—	40,975	48,850	89,825	—	2005
Rio Grande Valley Premium Outlets, Mercedes, TX	—	—	17,361	—	—	—	17,361	17,361	—	2005
Round Rock Premium Outlets, Round Rock, TX	—	—	50,266	—	—	—	50,266	50,266	—	2005
Shops at Arbor Walk, The, Austin, TX	—	909	5,897	—	—	909	5,897	6,806	—	2005
Village at SouthPark, The, Charlotte, NC	—	—	2,385	—	—	—	2,385	2,385	—	2005
Other pre-development costs	—	119,311	58,362	—	—	119,311	58,362	177,673	—
Other	—	5,171	8,494	668	351	5,839	8,845	14,684	2,680

	$4,522,632	2,435,927	$16,126,837	$124,408	$2,864,075	$2,560,335	$18,990,912	$21,551,247	$3,694,807

Simon Property Group, Inc. and Subsidiaries
Notes to Schedule III as of December 31, 2005
(Dollars in thousands)

(1)    Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Balance, beginning of year	$21,082,582	$14,834,443	$14,129,739
Acquisitions and consolidations	294,654	5,753,600	761,179
Improvements	661,569	624,610	377,548
Disposals and de-consolidations	(487,558)	(112,071)	(434,023)
Impairment write-down	—	(18,000)	—

Balance, close of year	$21,551,247	$21,082,582	$14,834,443

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2005 was $14,146,679.

(2)    Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Balance, beginning of year	$3,066,604	$2,482,955	$2,168,281
Acquisitions and consolidations (5)	2,627	76,121	21,111
Depreciation expense	768,028	545,882	461,546
Disposals	(142,452)	(38,354)	(167,983)

Balance, close of year	$3,694,807	$3,066,604	$2,482,955

            Depreciation of Simon Property's investment in buildings and improvements reflected in the consolidated statements of operations and comprehensive income is calculated over the estimated original lives of the assets as follows:

•
Buildings and Improvements — typically 10-40 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.

•
Tenant Allowances and Improvements — shorter of lease term or useful life.

(3)
Initial cost generally represents net book value at December 20, 1993 except for acquired properties and new developments after December 20, 1993. Initial cost also includes any new developments that are opened during the current year. Costs of disposals of property are first reflected as a reduction to cost capitalized subsequent to acquisition.

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

QuickLinks

TABLE OF CONTENTS
Part I
Item 1. Business
  Item 1A. Risk Factors.
  Item 2. Properties
Mortgage and Other Debt on Portfolio Properties and Investments in Real Estate As of December 31, 2005 (Dollars in thousands)
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
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