Form 10-K/A
period 2005-12-31
SIMON PROPERTY GROUP INC /DE/
filed 2006-03-17
CIK 1063761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

SIMON PROPERTY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-14469	04-6268599
(State or other jurisdiction	(Commission File No.)	(I.R.S. Employer
of incorporation or organization)		Identification No.)

115 West Washington Street, Suite 15 East

Indianapolis, Indiana 46204

(Address of principal executive offices) (ZIP Code)

(317) 636-1600

(Registrant’s telephone number, including area code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES  ☐  NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒
Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes  ☐  No  ☒

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

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend Part III, Items 10 through 14, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (the “Commission”) on March 8, 2006 (the “2005 Form 10-K”). In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2005 Form 10-K have been amended and restated in their entirety to include the information we previously intended to incorporate by reference from our Proxy Statement for our 2006 annual meeting of stockholders. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original 2005 Form 10-K.

As used in this Form 10-K/A, the terms “we”, “us”, “our”, and the “Company” refer to Simon Property Group, Inc. and the term “Operating Partnership” refers specifically to our majority-owned subsidiary, Simon Property Group, L.P.

PART III

Item 10 – Directors and Executive Officers of the Registrant

Directors and Executive Officers

The information required by this item with respect to our directors and executive officers is incorporated herein by reference to the information included under Item 12 below and the information included under the caption “Executive Officers of the Registrants” in Item 1 of Part I of our 2005 Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and beneficial owners of more than 10% of our capital stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission and the New York Stock Exchange. Based on our records and other information, we believe that during the year ended December 31, 2005 all applicable Section 16(a) filing requirements were met.

Corporate Governance

Our Board has long believed that good corporate governance is important to ensure that the Company is managed for the long-term benefit of its stockholders. In recent years, we implemented and have continued to refine our corporate governance practices and procedures. During the past year, the Board reviewed the Company’s Governance Principles, the written charters for each of the five standing committees of the Board and the Company’s Code of Business Conduct and Ethics and amended them as appropriate to reflect new policies or practices. The current version of each of these documents is available on our internet website, www.simon.com, in the About Simon/Investor Relations/Corporate Governance section, and will be provided in print without charge upon written request to the Secretary of the Company, 115 West Washington Street, Indianapolis, Indiana 46204. The Board expects these documents will continue to change as requirements or best practices in this area evolve.

We will also either disclose on Form 8-K or post on our internet website any substantive amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to any of our directors or executive officers.

The Audit Committee

The Audit Committee assists the Board in monitoring the integrity of our financial statements, the qualifications, independence and performance of our independent registered public accounting firm, the performance of our internal audit function and our compliance with legal and regulatory requirements. The Audit Committee has sole authority to appoint, subject to stockholder ratification, or replace our independent registered public accounting firm and pre-approves the auditing services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms thereof. The Audit Committee has authority to retain legal, accounting or other advisors. The Audit Committee reviews and discusses with management and our independent registered public accounting firm our annual audited financial statements, our quarterly earnings releases and financial statements, significant financial reporting issues and judgments made in connection with the preparation of our financial statements and any major issues regarding the adequacy of our internal controls. The charter of the Audit Committee requires that each member meet the independence and experience requirements of the New York Stock Exchange, the Exchange Act and the rules and regulations of the Securities and Exchange Commission.

The Audit Committee consists of Messrs. Leibowitz, Petri, Smith (Chairman) and van den Berg. The Board of Directors has determined that all current members of the Audit Committee qualify as an “audit committee financial expert” as defined by rules of the Securities and Exchange Commission.

Item 11 – Executive Compensation

The following table sets forth information regarding compensation we paid during each of the last three years to our Chief Executive Officer and each of our four other most highly compensated executive officers, based on salary and bonus earned during 2005 (the “Named Executives”).

Summary Compensation Table

					Long-Term Compensation
Name and Principal		Annual Compensation			Restricted Stock	All Other
Position	Year	Salary	Bonus (1)		Awards (2)	Compensation (3)

David Simon	2005	$800,000	$—	(4)	$2,087,000	$14,393
Chief Executive Officer	2004	800,000	—	(4)	—	14,179
	2003	800,000	—	(4)	1,407,250	15,718

David C. Bloom(5)	2005	$1,000,000	$2,000,000		$—	$14,000
Chairman of the Board of	2004	230,760	2,000,000		—	812
Chelsea	2003	—	—		—	—

Richard S. Sokolov	2005	$700,000	$700,000		$1,669,600	$13,385
President and Chief	2004	684,615	700,000		1,211,400	12,302
Operating Officer	2003	600,000	500,000		1,125,800	23,405

James M. Barkley	2005	$475,000	$500,000		$1,043,500	$16,445
General Counsel and	2004	465,923	450,000		878,265	16,752
Secretary	2003	414,154	300,000		562,900	23,469

Stephen E. Sterrett	2005	$450,000	$475,000		$1,043,500	$15,710
Executive Vice President	2004	442,308	400,000		878,265	15,739
and Chief Financial Officer	2003	394,231	250,000		562,900	19,345

(1)     Bonus awards are accrued in the year indicated and paid in the following year.

(2)     Represents the value of shares of performance-based restricted stock awarded to the Named Executives on February 21, 2006 under the Company’s 2005 stock incentive program, on March 11, 2005 under the Company’s 2004 stock incentive program and March 5, 2004 under the Company’s 2003 stock incentive program. The values are calculated by multiplying the number of restricted shares awarded to the Named Executives by the closing market price of our common stock as reported by the New York Stock Exchange on the date of award. Named Executives are entitled to vote and receive distributions with respect to awarded restricted shares. These awards are subject to further vesting requirements. The number and value of the unvested aggregate restricted stock holdings of each of the Named Executives at December 31, 2005, are as follows:  David Simon—31,250 shares, $2,394,688; Richard S. Sokolov—45,000 shares, $3,448,350; James M. Barkley—27,000 shares, $2,069,010 and Stephen E. Sterrett—27,000 shares, $2,069,010. These values are calculated by multiplying the number of restricted shares held by each Named Executive by $76.63, the December 30, 2005 closing price of our common stock as reported by the New York Stock Exchange.

(3)     Represents annualized amounts of (i) employer paid contributions to the 401(k) retirement plan, (ii) Company paid employee and dependent life insurance premiums and (iii) payment of annual life insurance premiums. Employer contributions to the 401(k) retirement plan become vested 30% after completion of three years of service, 40% after four years and an additional 20% after each additional year until fully vested after seven years.

(4)     The Chief Executive Officer decided not to accept a cash bonus with respect to his 2005, 2004 and 2003 performance.

(5)     We acquired Chelsea Property Group (“Chelsea”) on October 14, 2004.

Option Exercises and Year-End Values

The following table sets forth information with respect to the unexercised stock options granted to Named Executives and held by them at December 31, 2005.

AGGREGATED OPTION EXERCISES IN 2005 AND
DECEMBER 31, 2005 OPTION VALUES

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005 (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
David Simon	—	$—	350,000	—	$18,041,528	$—
David C. Bloom	—	$—	—	—	$—	$—
Richard S. Sokolov	—	$—	150,000	—	$7,770,185	$—
James M. Barkley	20,000	$958,726	10,000	—	$510,900	$—
Stephen E. Sterrett	10,000	$511,224	10,000	—	$510,900	$—

(1)   The closing price of our common stock as reported by the New York Stock Exchange on December 30, 2005 was $76.63. Value is calculated on the basis of the difference between the exercise price and $76.63, multiplied by the number of shares underlying “in-the-money” options.

Employment Agreements

Employment Agreement with David C. Bloom. In connection with our acquisition of Chelsea, Chelsea entered into an employment agreement with David C. Bloom which has subsequently been amended. The agreement has a term which ends on December 31, 2006. The agreement provides for an annual base salary of $500,000, subject to increase at the discretion of Chelsea’s board. For the 2006 calendar year, Mr. Bloom is also eligible to earn an annual bonus at the recommendation of our Chief Executive Officer. The agreement further provides that if Mr. Bloom’s employment terminates for any reason, he will be entitled to receive any accrued but unpaid base salary, bonus, unused vacation and unreimbursed expenses. If Mr. Bloom’s employment is terminated by Chelsea without cause or by Mr. Bloom for good reason at any time prior to December 31, 2006, he will be entitled to (a) continuation of his base salary until December 31, 2006, (b) three times his average annual bonus for the two calendar years prior to the year in which the termination of employment occurs reduced by any bonus actually paid to him with respect to calendar years 2004, 2005 and 2006 and (c) the continuation of health benefits for not more than two years.

Mr. Bloom has agreed not to compete with Chelsea in the management, operation or acquisition of shopping centers (including outlet malls) until (a) December 31, 2016, if (i) his employment is terminated by Chelsea without cause, by him for good reason, due to his disability or upon the expiration of the term of his employment agreement and (ii) he continues to receive the annuity payments described below or (b) two years following the termination of his employment by Chelsea for cause or by him without good reason. In partial consideration for the non-competition covenant of Mr. Bloom, Chelsea purchased a $15,000,000 annuity for Mr. Bloom, with amounts payable in at least annual installments ratably over a period of 10 years beginning in 2007 as discussed below. The annuity is owned by Chelsea, with the Company as the primary beneficiary. If Mr. Bloom is terminated by Chelsea without cause or resigns for good reason or upon expiration of the term on December 31, 2006, he will be entitled to receive the payments under the annuity beginning in 2007 and the continuation of health benefits for not more than two years. If Mr. Bloom’s employment is terminated by Chelsea for cause, by Mr. Bloom without good reason or due to death or disability (under certain circumstances) prior to December 31, 2006, he will forfeit his rights to any annuity payments, and Chelsea shall become entitled to payments under the annuity. In addition, if after payments begin under the annuity Mr. Bloom violates his non-competition covenant, Chelsea shall have the right to cause him to forfeit any remaining annuity payments.

Employment Agreement with Richard S. Sokolov. Richard S. Sokolov is a party to an employment agreement with us (the “Sokolov Agreement”). The Sokolov Agreement has an initial term which ended August 9, 1997 and provides for automatic one-year extensions of the term unless either party gives the other party notice that the term will not be extended. The Sokolov Agreement has been extended to August 9, 2006. Under the Sokolov Agreement, Mr. Sokolov receives an annual base salary currently of $700,000, subject to annual review and adjustment, and is eligible to receive a cash bonus of up to 150% of his base salary as determined by the Compensation Committee.

The severance provisions in the Sokolov Agreement provide that, in the event Mr. Sokolov is terminated by us other than for “Cause”, death or disability, or by Mr. Sokolov for “Good Reason” (as those terms are defined in the Sokolov Agreement), we will pay Mr. Sokolov an amount equal to the sum of all accrued and unpaid base salary plus one-year’s then current base salary and bonus, and accelerate the vesting of his unearned restricted stock awards.

Stock Incentive Plan

Under the Simon Property Group, L.P. 1998 Stock Incentive Plan (the “1998 Plan”) a maximum of 11,300,000 shares (subject to adjustment) are available for issuance to eligible officers, key employees, Eligible Directors, advisors and consultants for positions of substantial responsibilities with the Company. All officers, key employees, advisors and consultants of the Company and our affiliates (except for Melvin Simon and Herbert Simon) and all Eligible Directors are eligible to receive grants under and participate in the 1998 Plan. In addition, Eligible Directors receive automatic grants of restricted stock.

The 1998 Plan provides broad discretion to the Compensation Committee to determine recipients and amounts of awards which may take the form of Options, SARs, performance units and restricted stock. To date the Compensation Committee has only granted options and restricted stock. The Compensation Committee has not granted any Options since 2001.

As indicated in the Compensation Committee Report on Executive Compensation, for several years the Compensation Committee has created a stock incentive program under the 1998 Plan which consists of grants of restricted stock that are earned and awarded if performance-based goals established for that year’s program are met.

During 2005, we created a one-year stock incentive program under the 1998 Plan in which shares of performance-based restricted stock were allocated to executive officers and employees. Restricted shares allocated under the 2005 stock incentive program were earned and awarded in February 2006 because the Company attained specified annual target and “stretch” goals for 2005 related to the following performance measures:  Funds From Operations per share, the Morgan Stanley REIT Index (RMS) and the S&P 500 Index. 112,500 shares were awarded to 8 executive officers and employees on February 21, 2006. The earned and awarded restricted shares vest in four equal annual installments beginning January 1, 2007. The participant must continue to be employed on the day prior to the vesting date to receive the earned and awarded restricted shares. Participants are entitled to vote and receive distributions with respect to the earned and awarded restricted shares.

The terms and conditions of grants under the 1998 Plan are set out in written agreements which contain such provisions as the Compensation Committee from time to time deems appropriate.

Incentive Bonus Program

The incentive bonus program is intended to provide senior executives and key employees with opportunities to earn cash incentives based upon the performance of the Company, the participant’s business unit and the individual participant. The Company budgets bonus dollars each year based upon its targeted performance and the Company’s overall budget is approved each year by the Board. Certain “stretch” levels of performance are also identified at the beginning of each year which may justify higher payments under the bonus program, but those will only be paid out to the extent the Company’s performance exceeds its budget. Each participant’s bonus award for the year is expressed as a percentage of base salary, a fixed dollar amount, or a percentage of the available incentive pool. The bonus opportunities for some senior executives are based upon objective performance criteria such as achievement of certain levels of EBITDA and/or specific performance objectives relative to their primary areas of responsibility. The bonus criteria for other senior executives are discretionary in nature. Where an executive’s bonus criteria are objective and based upon clearly identified formulas, the calculation of that executive’s bonus is reviewed with the Committee each year. Where the bonus opportunities of a senior executive are determined on a discretionary basis, the Committee makes the final determination of any bonus dollars paid to that executive. Bonus amounts for each year are determined in the following February with disbursement in March. The incentive bonus program is not set forth in a formal document.

Subject to approval by stockholders at the 2006 annual meeting of shareholders, the Board of Directors and Compensation Committee approved an Annual Incentive Bonus Plan for Senior Executive Officers to maximize the deductibility of any bonus awards to certain senior executives pursuant to the incentive bonus program.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) that provides deferred compensation to certain executives and key employees. Under the Deferred Compensation Plan, a participant may defer all or a part of his compensation. We, at our discretion, may contribute a matching amount equal to a rate selected by us, and an additional incentive contribution amount on such terms as we may specify. All participant deferrals and matching and incentive contributions are credited to a participant’s account. A participant’s elective deferrals are fully vested. Except in the case of death or disability of the participant or insolvency or a change in control of the Company, a participant becomes vested in matching and incentive contributions 20% after one year of service and an additional 20% for each year thereafter. Upon death or disability of the participant or insolvency or a change in control of the Company, a participant becomes 100% vested in his account.

All contributions under the Deferred Compensation Plan are deposited in what is commonly referred to as a “rabbi trust” arrangement pursuant to which the assets of the trust are subject to the claims of our general creditors in the event of our insolvency. The trust assets are invested by the trustee in its sole discretion. Payments of a participant’s elective deferrals and vested matching contributions are made as elected by the participant. These amounts would be paid earlier in the event of termination of employment or death of the participant, an unforeseen emergency affecting the participant or a change in control of the Company. During 2005, the following Named Executives participated in, but did not receive distributions from, the Deferred Compensation Plan: David Simon, James M. Barkley and Stephen E. Sterrett.

COMPENSATION OF DIRECTORS FOR 2005

Director	Annual Retainer		Board Meeting Fees	Committee Meeting Fees	Total Cash Compensation	Restricted Stock Awards (1)

Birch Bayh	$20,000		$4,000	$4,000	$28,000	$88,556
Melvyn E. Bergstein	20,000		4,000	5,000	29,000	88,556
Linda Walker Bynoe	20,000		4,000	7,000	31,000	68,120
Karen N. Horn Ph.D.	20,000		4,000	7,000	31,000	88,556
Reuben S. Liebowitz	12,802	(2)	2,000	3,000	17,802	68,120
Fredrick W. Petri	20,000		4,000	11,000	35,000	—
David Simon	—		—	—	—	—
Herbert Simon	—		—	—	—	—
Melvin Simon	—		—	—	—	—
J. Albert Smith, Jr.	20,000		3,500	20,500	44,000	102,180
Richard S. Sokolov	—		—	—	—	—
Pieter S. van den Berg (3)	20,000		4,000	6,000	30,000	68,120
M. Denise DeBartolo York	20,000		4,000	1,000	25,000	—

(1)   Represents the value of shares of restricted stock awarded on May 11, 2005. These awards are subject to further vesting requirements.

(2)   Mr. Liebowitz was elected director on May 11, 2005.

(3)   Pieter S. van den Berg assigned his director compensation (including the value of director options and restricted stock) to PGGM, the pension fund of the healthcare and social work sector in the Netherlands, until February 1, 2006, the date of his retirement from PGGM.

Cash Compensation in 2005

During 2005, we paid our non-employee directors annual compensation of $20,000 and attendance fees as follows:  $1,000 per Board meeting for in-person attendance; $500 per Board meeting for telephonic attendance; and $1,000 per committee meeting (whether in-person or telephonic), with the exception of the chairperson of the Audit Committee who was paid $2,500 per Audit Committee meeting. Directors may elect to defer all or a portion of their cash compensation under our Director Deferred Compensation Plan. We do not pay directors who were our employees or employees of our affiliates any compensation for their services as directors. All directors were reimbursed for their expenses incurred in attending Board or committee meetings.

Non-Cash Compensation in 2005

Non-employee directors also received non-cash compensation under the 1998 Plan. Each of our non-employee directors received 1,000 shares of restricted stock. In addition, the chairperson of our Audit Committee received an additional annual award in the amount of 500 shares of restricted stock and the chairpersons of the other standing committees of our Board of Directors received an additional annual award of 300 shares of restricted stock. These awards of restricted stock vest in four equal annual installments beginning on January 1 following the date of the award. Any dividends on this restricted stock must be reinvested in shares of common stock and held in our Director Deferred Compensation Plan. Each share of restricted stock is deferred under our Director Deferred Compensation Plan until the director retires, dies or becomes disabled or no longer serves as a director.

Changes in Director Compensation

During 2005, the Governance Committee retained an independent compensation consultant to conduct a competitive assessment of our non-employee director compensation program and to suggest recommendations for strengthening the program going forward. This assessment included a review of the director compensation practices of fifteen comparable real estate investment trusts (“REITs”). As a result of its review, the Governance Committee recommended to the Board, and the Board approved, the following compensation program for our non-employee directors:

•      non-employee directors will receive an annual cash retainer of $55,000.

•      non-employee directors will be granted annual restricted stock awards with an initial value, based on the 20 day average closing price of our common stock immediately preceding the date of grant, equal to $82,500. The restricted stock awards will vest one year after the award and will be subject to deferral under our Director Deferred Compensation Plan until the director retires, dies, or becomes disabled or no longer serves as a director. Any dividends on this restricted stock must be reinvested in common shares and held in our Director Deferred Compensation Plan.

•      no fees shall be paid for attending Board meetings, but each non-employee director will receive $1,000 for each committee meeting attended (whether in-person or telephonic).

•      the chairperson of the Audit Committee shall receive additional annual compensation of $20,000, payable one-half in cash and one-half in restricted stock, and the chairpersons of all other committees (other than the Executive Committee) shall receive an additional $15,000, payable one-half in cash and one-half in restricted stock.

•      the non-employee director designated as the Lead Director will receive an additional $25,000 annually, payable one-half in cash and one-half in restricted stock.

The changes to our annual cash retainer and the additional cash compensation payable to the Lead Director were effective as of January 1, 2006. The cash compensation payable to committee chairpersons will be effective as of May 11, 2006. The restricted stock portion of any compensation payable under this new program is subject to approval of the proposed amendment to the 1998 Stock Incentive Plan at the Meeting and if approved will become effective May 11, 2006.

Under the new compensation program, non-employee directors will continue to be reimbursed for their expenses incurred in attending Board and committee meetings and will be eligible for discretionary awards under the 1998 Stock Incentive Plan.

Equity Ownership Guidelines

Under equity ownership guidelines established for 2005, each of our non-employee directors was required to own not less than 3,000 common shares or units of limited partnership interest (“Units”) of the Operating Partnership by March 1, 2005. Effective January 1, 2006, each new director will be required to own not less than 3,000 common shares within two years after he or she is initially elected to the Board, and not less than 5,000 common shares within three years from such date. Any director who is prohibited by law or by applicable regulation of his or her employer from having an ownership interest in securities of the Company will be exempt from this requirement until the restriction is lifted at which time he or she will have two or three years to comply with the ownership guidelines. Stock options and unvested shares of restricted stock do not count toward these goals.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee during 2005 was an officer, employee or former officer of the Company or any of its subsidiaries or had any relationship requiring disclosure herein pursuant to SEC regulations. No executive officer of the Company served as a member of a compensation committee or a director of another entity under circumstances requiring disclosure herein pursuant to SEC regulations.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Common that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of December 31, 2005.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(#)		($)	(#)
Equity compensation plans approved by security holders (1)	1,565,422	(2)	$30.32	4,682,305	(3)

Equity compensation plans not approved by security holders	—		—	—

Total	1,565,422		$30.32	4,682,305

(1)   Consists of the 1998 Plan.

(2)   Includes 20,956 shares covered by awards assumed in connection with our merger with Corporate Property Investors, Inc. in 1998. The weighted-average exercise price of such awards as of December 31, 2005 was $28.08. Also includes 170,884 shares covered by awards assumed in connection with our acquisition of Chelsea in 2004. The weighted-average exercise price of such awards as of December 31, 2005 was $48.68.

(3)   The 1998 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and performance units. The maximum number of shares available for awards under the 1998 Plan is 11,300,000.

Security Ownership of Directors and Officers

As of March 9, 2006, the directors and the Named Executives:

•      owned beneficially the number and percentage of shares of common, Class B common and Class C common treated as a single class (“Shares”) indicated; and

•      owned beneficially the indicated number and percentage of Units which are exchangeable for Shares.

Unless otherwise indicated in the footnotes, Shares or Units are owned directly, and the indicated person has sole voting and investment power.

Name and Age		Position, Principal Occupation, Business Experience and Directorships (1)	Number of Shares (2)(3)(4) and Units, and Percent of Shares (5) and Units (6) Beneficially Owned as of March 9, 2006

DIRECTORS

Birch Bayh	78

Partner in the Washington, D.C. law firm of Venable LLP (or its predecessor) since 2001. Mr. Bayh was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP from 1998 to 2001 and served as a United States Senator from Indiana from 1963 to 1981. A director of the Company or its predecessor since 1993. Member of our Governance and Nominating Committees.

			Shares: 27,830 Percent of Shares: * Units: 0 Percent of Units: —

Melvyn E. Bergstein	64

Chairman and Chief Executive Officer of DiamondCluster International, Inc. or its predecessor, Diamond Technology Partners, from 1994 to March 31, 2006. Prior to co-founding Diamond, Mr. Bergstein served in several capacities throughout a 22-year career with Arthur Andersen LLP’s consulting division. Our director since 2001. Member of our Compensation and Nominating Committees.

			Shares: 21,820 Percent of Shares: * Units: 0 Percent of Units: —

Name and Age		Position, Principal Occupation, Business Experience and Directorships (1)	Number of Shares (2)(3)(4) and Units, and Percent of Shares (5) and Units (6) Beneficially Owned as of March 9, 2006

		DIRECTORS (continued)

Linda Walker Bynoe	53

President and Chief Executive Officer of Telemat Ltd., a management consulting firm, since 1995 and prior to that Chief Operating Officer since 1989. Ms. Bynoe served as a Vice President-Capital Markets for Morgan Stanley from 1985 to 1989, joining the firm in 1978. Ms. Bynoe serves as a director of Dynegy Inc., Fidelity Life Association, Prudential Retail Mutual Funds and Anixter International, Inc. Our director since 2003. Member of our Compensation and Governance Committees.

			Shares: 7,447 Percent of Shares: * Units: 0 Percent of Units: —

Karen N. Horn, Ph.D.	62

Retired President, Global Private Client Services and Managing Director, Marsh, Inc., a subsidiary of MMC, having served in these positions from 1999 to 2003. Prior to joining Marsh, she was Senior Managing Director and Head of International Private Banking at Bankers Trust Company; Chairman and Chief Executive Officer, Bank One, Cleveland, N.A.; President of the Federal Reserve Bank of Cleveland; Treasurer of Bell of Pennsylvania; and Vice President of First National Bank of Boston. Ms. Horn serves as a director of Eli Lilly and Company and T. Rowe Price Mutual Funds. She is also a director of the U.S. Russia Investment Fund, a presidential appointment, a senior managing director of Brock Capital and a member of the Executive Committee of the National Bureau of Economic Research. Our director since 2004. Member of our Compensation and Governance Committees.

			Shares: 5,373 Percent of Shares: * Units: 0 Percent of Units: —

Name and Age		Position, Principal Occupation, Business Experience and Directorships (1)	Number of Shares(2)(3)(4) and Units, and Percent of Shares (5) and Units (6) Beneficially Owned as of March 9, 2006

DIRECTORS (continued)

Reuben S. Leibowitz	58

Managing Director of JEN Partners, LLC and Adviser to Warburg Pincus, both private equity investment firms, since 2005. Mr. Leibowitz served as the Managing Director of Warburg Pincus from 1984 until June 30, 2005. He was a director of Chelsea Property Group, Inc. from 1993 until it was acquired by us in 2004. Our director since 2005. Member of our Audit and Compensation Committees.

			Shares: 8,517 (7) Percent of Shares: * Units: 0 Percent of Units: —

J. Albert Smith, Jr.	65

President of Chase Bank in Central Indiana and Managing Director of JPMorgan Private Bank since November 2005. Mr. Smith was President of Bank One Central Indiana from 2001 to 2005; Managing Director of Bank One Corporation from 1998 to 2001. President of Bank One, Indiana, NA and President of Banc One Mortgage Corporation from 1974 to 1994. A director of the Company or its predecessor since 1993. Lead Independent Director and member of our Audit, Governance and Nominating Committees.

			Shares: 37,795 Percent of Shares: * Units: 0 Percent of Units: —

Pieter S. van den Berg	60

Advisor to the Board of Managing Directors of PGGM, the pension fund of the healthcare and social work sector in the Netherlands, from 1999 to January 31, 2006. Mr. van den Berg was Director of Controlling of PGGM from 1991 to 1999. Our director since 1998. Member of our Audit Committee.

			Shares: 0 (8) Percent of Shares: — Units: 0 Percent of Units: —

Name and Age		Position, Principal Occupation, Business Experience and Directorships (1)	Number of Shares (2)(3)(4) and Units, and Percent of Shares (5) and Units (6) Beneficially Owned as of March 9, 2006

DIRECTORS (continued)

Melvin Simon	79

Co-Chairman of the Board of the Company or its predecessor since 1995. Chairman of the Board of the Company’s predecessor from its incorporation until 1995. Co-Chairman of the Board of Melvin Simon & Associates, Inc. (“MSA”), a company Mr. Simon founded in 1960 with his brother, Herbert Simon. Member of our Executive Committee.

			Shares: 34,923,440 (9) Percent of Shares: 13.9% Units: 30,091,879 (10) Percent of Units: 10.8%

Herbert Simon	71

Co-Chairman of the Board of the Company or its predecessor since 1995. Chief Executive Officer and a director of the Company’s predecessor from its incorporation to 1995, when Mr. Simon was appointed Co-Chairman of the Board. Mr. Simon serves as a director of Gallerie Commerciali Italia S.p.A.; on the Board of Governors for the National Basketball Association; and Co-Chairman of the Board of MSA. Member of our Executive Committee.

			Shares: 34,923,440 (9) Percent of Shares: 13.9% Units: 30,091,879 (10) Percent of Units: 10.8%

Name and Age		Position, Principal Occupation, Business Experience and Directorships (1)	Number of Shares (2)(3)(4) and Units, and Percent of Shares (5) and Units (6) Beneficially Owned as of March 9, 2006

DIRECTORS (continued)

David Simon	44

Chief Executive Officer of the Company or its predecessor since 1995 and a director of the Company or its predecessor since incorporation. President of the Company’s predecessor from its incorporation until 1996. Executive Vice President of MSA from 1990 to 1993. From 1988 to 1990, Vice President of Wasserstein Perella & Company. The son of Melvin Simon and the nephew of Herbert Simon. Member of our Executive Committee.

			Shares: 34,923,440 (9) Percent of Shares: 13.9% Units: 30,091,879 (10) Percent of Units: 10.8%

Richard S. Sokolov	56

President and Chief Operating Officer and a director of the Company or its predecessor since 1996. President and Chief Executive Officer and a director of DeBartolo Realty Corporation from its incorporation until it merged with our predecessor in 1996. Mr. Sokolov joined its predecessor, The Edward J. DeBartolo Corporation, in 1982 as Vice President and General Counsel and was named Senior Vice President, Development and General Counsel in 1986. Member of our Executive Committee.

			Shares: 667,149 Percent of Shares: * Units: 60,835 Percent of Units: *

Name and Age		Position, Principal Occupation, Business Experience and Directorships (1)	Number of Shares (2)(3)(4) and Units, and Percent of Shares (5) and Units (6) Beneficially Owned as of March 9, 2006

DIRECTORS (continued)

Fredrick W. Petri	59

Mr. Petri is currently a Class C Director. President and an officer of Housing Capital Company since its formation in 1994. Prior to that, an Executive Vice President of Wells Fargo Bank, where for over 20 years he held various real estate positions. A director of the Company or its predecessor since 1996. Member of our Audit and Compensation Committees.

			Shares: 40,460 Percent of Shares: * Units: 0 Percent of Units: —

M. Denise DeBartolo York	55

Ms. York is currently a Class C Director. Chairman of The DeBartolo Corporation, owner of the San Francisco 49ers. From 1994 to 2001, Ms. York was Chairman of The Edward J. DeBartolo Corporation. She also served in other executive capacities. A director of the Company or its predecessor since 1996. Member of our Nominating Committee.

			Shares: 30,000 (11) Percent of Shares: * Units: 30,000 Percent of Units: *

Name and Age		Position, Principal Occupation, Business Experience and Directorships (1)	Number of Shares (2)(3)(4) and Units, and Percent of Shares (5) and Units (6) Beneficially Owned as of March 9, 2006

NAMED EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

David C. Bloom	48

Chairman of the Board of Chelsea Property Group, Inc., a subsidiary of the Company (“Chelsea”) since 1993; Mr. Bloom also served as Chief Executive Officer of Chelsea from 1993 to 2005, was founder and principal of The Chelsea Group, a predecessor of Chelsea, and President of The Chelsea Group from 1985 until formation of Chelsea.

			Shares: 1,140,081 (12) Percent of Shares: * Units: 1,089,695 Percent of Units: *

James M. Barkley	54	Our General Counsel and Secretary and serves as a director of Gallerie Commerciali Italia S.p.A.	Shares: 118,955 Percent of Shares: * Units: 0 Percent of Units: —

Stephen E. Sterrett	50

Our Executive Vice President and Chief Financial Officer. Mr. Sterrett joined MSA in 1988 and held various positions with MSA until 1993 when he became our Senior Vice President and Treasurer. He was named Chief Financial Officer in 2001.

			Shares: 109,440 Percent of Shares: * Units: 0 Percent of Units: —

Name and Age	Position, Principal Occupation, Business Experience and Directorships (1)	Number of Shares (2)(3)(4) and Units, and Percent of Shares (5) and Units (6) Beneficially Owned as of March 9, 2006

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (7),(13)

20 Persons		Shares: 37,354,692 Percent of Shares: 14.8% Units: 31,272,409 Percent of Units: 11.2%

* Less than one percent

(1)   All listed directorships are held in companies with securities registered under Section 12 of the Exchange Act or in companies registered as investment companies under the Investment Company Act of 1940, as amended, except Fidelity Life Association (Ms. Bynoe), The U.S. Russia Investment Fund (Ms. Horn) and Gallerie Commerciali Italia S.p.A. (Mr. Herbert Simon, Mr. Mautner and Mr. Barkley).

(2)   Includes the following Shares that may be purchased pursuant to stock options that are exercisable within 60 days:  Birch Bayh—19,500; J. Albert Smith, Jr.—18,000; David Simon—350,000; Richard S. Sokolov—150,000; James M. Barkley—10,000; Stephen E. Sterrett—10,000; and all directors and executive officers as a group—562,500.

(3)   Includes the following Shares that may be received upon exchange of Units held by the following persons on March 9, 2006: Melvin Simon, Herbert Simon, David Simon, MSA and affiliates of MSA—30,091,879; David C. Bloom—1,089,695; Richard S. Sokolov—60,835; M. Denise DeBartolo York—30,000; and all directors and executive officers as a group—31,272,409. Units held by limited partners are exchangeable either for Shares (on a one-to-one basis) or for cash.

(4)   Includes the following restricted shares which are subject to vesting requirements:  Birch Bayh—1,950; Melvyn E. Bergstein—1,875; Linda Walker Bynoe—1,500; Karen N. Horn, Ph.D.—1,475; Reuben S. Leibowitz—750; J. Albert Smith, Jr.—2,250; David Simon—43,750; Richard S. Sokolov—50,000; James M. Barkley—30,875; Stephen E. Sterrett—30,875; and all directors and executive officers as a group—266,175.

(5)   At March 9, 2006, there were 220,817,356 shares of common, 8,000 shares of Class B common and 4,000 shares of Class C common outstanding. Upon the occurrence of certain events, shares of Class B common and Class C common convert automatically into common (on a share-for-share basis). These percentages assume the exercise of stock options and exchange of Units for Shares only by the applicable beneficial owner.

(6)   At March 9, 2006, there were 279,322,798 outstanding Units of which the Company owned, directly or indirectly, 220,817,356 or 79.1%. These percentages assume that no Units are exchanged for Shares. Includes shares acquired through the reinvestment of dividends on shares held in the Director Deferred Compensation Plan.

(7)   Does not include 3,000 common shares held by charitable foundations of which Mr. Leibowitz is an officer or trustee. Mr. Leibowitz disclaims beneficial ownership of these shares.

(8)   Pieter S. van den Berg assigned his director compensation (including the value of director options and restricted stock) to PGGM, the pension fund of the healthcare and social work sector in the Netherlands, until February 1, 2006, the date of his retirement from PGGM.

(9)   Includes Shares, exercisable stock options and Units owned by Melvin Simon, Herbert Simon and David Simon, MSA, affiliates of MSA and MH Holdings, Inc.

(10) Includes Units owned by Melvin Simon, Herbert Simon, David Simon, MSA and affiliates of MSA.

(11) Does not include Shares and Units held by Edward J. DeBartolo, Jr. and certain related persons and entities.

(12) Includes 1,002,903 Units owned indirectly through Woodbury Family Associates, L.P. (Mr. Bloom is the general partner). Does not include 30,886 Units owned indirectly by his spouse. Mr. Bloom disclaims beneficial ownership of the Units held by his spouse.

(13) Does not include Shares and Units held by members of the Simon family other than Melvin Simon, Herbert Simon and David Simon or Units held by trusts for the benefit of members of the Simon family over which Melvin Simon, Herbert Simon, David Simon and MSA do not have voting or dispositive power (4,472,576 Units). Does not include Shares and Units held by Edward J. DeBartolo, Jr.

Security Ownership of Certain Principal Stockholders

The following table sets forth certain information concerning each person (including any group) known to us to beneficially own more than five percent (5%) of any class of voting securities of the Company as of March 9, 2006. Unless otherwise indicated in the footnotes, shares are owned directly, and the indicated person has sole voting and investment power.

Name and Address of	Shares (1)			Series G Preferred
Beneficial Owner	Number of Shares		% (2)	Number of Shares	%
Melvin Simon & Associates, Inc., et al. (3) 115 W. Washington Street Indianapolis, IN 46204	34,923,440	(4)	13.9%	n/a

Edward J. DeBartolo, Jr., et al. (5) 15436 North Florida Avenue, Suite 200 Tampa, FL 33613	15,583,438	(6)	6.6%	n/a

Adelante Capital Management LLC (7) 555 12th Street, Suite 2100 Oakland, CA 94607	n/a			280,800	9.4%

(1)   Shares include shares of common, Class B common and Class C common. Upon the occurrence of certain events, shares of Class B common and Class C common convert automatically into common (on a share-for-share basis). The amounts in the table also include Shares that may be issued upon the exchange of Units as well as the exercise of stock options. Units held by limited partners are exchangeable either for Shares (on a one-to-one basis) or for cash.

(2)   Assumes the exercise of stock options and exchange of Units for Shares by the subject holder only.

(3)   This group consists of Melvin Simon & Associates, Inc. (“MSA”), wholly owned subsidiaries of MSA, Melvin Simon, Herbert Simon, David Simon and MH Holdings, Inc. Melvin Simon, Herbert Simon and David Simon are our directors and executive officers. MSA is owned 69.06% by Melvin Simon and 30.94% by Herbert Simon. MH Holdings, Inc. is owned 50% by Melvin Simon and 50% by Herbert Simon. 3,192,000 shares of Common and 8,000 shares of Class B Common owned by the group are held by voting trusts as to which Melvin Simon, Herbert Simon and David Simon are the voting trustees.

(4)   Includes 4,481,561 common shares currently outstanding; 30,091,879 common shares issuable upon exchange of Units; 350,000 common shares issuable upon exercise of stock options that are exercisable within 60 days; and 8,000 shares of Class B common. Does not include 4,472,576 common shares issuable upon exchange of Units held by trusts for the benefit of members of the Simon family over which MSA, Melvin Simon, Herbert Simon and David Simon do not have voting or dispositive power.

(5)   The beneficial owners of the securities are Edward J. DeBartolo, Jr., NID Corporation, directly or indirectly, members of the DeBartolo family, and trusts established for the benefit of members of the DeBartolo family or entities in which the foregoing persons hold interests.

(6)   Includes 15,579,438 common shares issuable upon exchange of Units and 4,000 outstanding shares of Class C common. Does not include 30,000 common shares issuable upon exchange of Units held by M. Denise DeBartolo York over which Edward J. DeBartolo, Jr. and NID Corporation do not have voting or dispositive power.

(7)   Based solely on information provided by Adelante Capital Management LLC in an amended Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006. Adelante Capital Management LLC has sole power to dispose of 280,800 shares of Series G Preferred, but no power to vote such shares.

Item 13 – Certain Relationships and Related Transactions

Transactions with the Simons

In 1993, we entered into noncompetition agreements with Melvin Simon, Herbert Simon and David Simon (collectively, the “Simons”), all of whom are our executive officers. Pursuant to such agreements and except as set forth below, Melvin Simon and Herbert Simon are prohibited from engaging in the shopping center business in North America other than through the Company or as passive investors until the date that they are no longer our directors or officers, and David Simon is prohibited from engaging in the shopping center business in North America other than through the Company and, with certain exceptions, for two years thereafter if he resigns or is terminated for cause. These restrictions will not prohibit Melvin Simon, Herbert Simon or David Simon from owning an interest in the properties in which the Simons previously owned an interest that were not contributed to our predecessor in 1993 (the “Excluded Properties”). It is anticipated that such commitments will not, in the aggregate, involve a material amount of time, but no assurance can be given in this regard. In addition, Melvin Simon and Herbert Simon may pursue other investment activities in which they are currently engaged.

The Simons continue to own, in whole or in part, the Excluded Properties. M.S. Management Associates, Inc. (the “Management Company”) has entered into management agreements with the partnerships that hold the Excluded Properties, some of which agreements were not negotiated on an arms-length basis. Management believes, however, that the terms of such management agreements are fair to the Company.

Subsidiaries of MSA and David Simon, respectively, are reimbursed by the Company for business use of aircraft owned and operated by such entities. In addition, the Company provides MSA with office space and other support services in exchange for MSA’s payment to the Company for the cost of those services. In 2005, MSA paid the Company $750,000 as MSA’s share of the cost of services provided by the Company which includes a credit for the cost of the Company’s use of aircraft owned by MSA’s subsidiaries during the same period. David Simon’s entity was reimbursed $373,160 for Company business use of his entity’s aircraft in 2005. The Company’s reimbursement for aircraft use is based upon a below market hourly cost of operating each of the aircraft in question and the verified number of hours of Company use, plus reimbursement for certain out-of-pocket expenses. These payments and reimbursements were reviewed and approved by the Audit Committee.

During January 2006, the Company resolved certain litigation relating to the Mall of America between the Company, the Simons, and the partners in the Mall of America partnership. In connection with the resolution of this matter, the Simons transferred, under certain circumstances, the right to receive cash flow distributions and capital transaction proceeds equal to a 25% interest in the operations of the Mall of America to the Operating Partnership. The transaction and its effect on our financial statements are more fully described in Item 3 of Part I and footnote 11 to our consolidated financial statements included in our 2005 Form 10-K.

Our Charter requires that at least a majority of our directors be neither employees of the Company nor members or affiliates of members of the Simon family (including Melvin Simon, Herbert Simon, David Simon, members of the immediate family of any of the foregoing, other lineal descendants of any of the foregoing, estates of any of the foregoing, trusts established for the benefit of any of the foregoing or entities controlled by any of the foregoing) or the DeBartolo family (including the Estate of Edward J. DeBartolo, Sr., Edward J. DeBartolo, Jr., Marie Denise DeBartolo York, members of the immediate family of any of the foregoing, estates of any of the foregoing, trusts established for the benefit of any of the foregoing or entities controlled by any of the foregoing) (“Independent Directors”). Our Charter further requires that transactions involving the Company, individually or in its capacity as general partner of the Operating Partnership, in which any member or affiliate of any member of the Simon family or the DeBartolo family has an interest must, in addition to any other vote that may be required, be approved in advance by a majority of the Independent Directors.

Other Transactions

Some of the limited partners of the Operating Partnership guarantee a portion of the mortgage debt obligations on certain properties through foreclosure guarantees. In each case, the loans were made by unrelated third party institutional lenders and the guarantees are for the benefit of each lender. In the event of foreclosure of the mortgaged property, the proceeds from the sale of the property are first applied against the amount of the guarantee and also reduce the amount payable under the guarantee. To the extent the sale proceeds from the disposal of the property do not cover the amount of the guarantee, then the limited partner is liable to pay the difference between the sale proceeds and the amount of the guarantee so that the entire amount guaranteed to the lender is satisfied. The debt is non-recourse to the Operating Partnership and its affiliates. The following directors, executive officers and beneficial owners of more than 5% of any class of our voting securities have guaranteed the indicated amounts:  Edward J. DeBartolo, Jr., NID Corporation, directly or indirectly, members of the DeBartolo family, trusts established for the benefit of members of the DeBartolo family or entities in which the foregoing persons hold interests - $123,539,163; M. Denise DeBartolo York - $12,000,000; and MSA, wholly owned subsidiaries of MSA, Melvin Simon, Herbert Simon, David Simon and members of the Simon family - $163,150,613.

Birch Bayh is a partner in the law firm of Venerable LLP which provided legal services to the Company during 2005. We expect to engage Venerable LLP to provide services in 2006. The payments we have made and expect to make to this firm have not and are not expected to affect Mr. Bayh’s status as “independent” as defined in our Governance Principles and the listing standards of the New York Stock Exchange.

Item 14 – Principal Accounting Fees and Services

The Audit Committee pre-approves all audit and permissible non-audit services to be provided to the Company by Ernst & Young LLP, our independent registered public accounting firm (“E&Y”), prior to commencement of services. The Audit Committee has delegated to Mr. Smith, as Chairman of the Audit Committee, authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made.

The Company has incurred fees as shown below for services from E&Y. E&Y has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2005 and 2004, respectively:

	2005	2004
Audit Fees (1)	$2,797,000	$2,754,500
Audit-Related Fees (2)	3,575,450	3,361,900
Tax Fees (3)	58,520	143,220
All Other Fees	0	0

(1) Audit Fees include fees for the audit of the financial statements and the attestation on management’s annual report on internal control over financial reporting and the effectiveness of internal control over financial reporting for the Company, the Operating Partnership and certain of their subsidiaries and services associated with SEC registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2) Audit-Related Fees include audits of individual properties and schedules of recoverable common area maintenance costs to comply with lender, joint venture partner or tenant requirements and accounting consultation and due diligence services.

(3) Tax fees include fees for international and other tax consulting services and tax return preparation for the Operating Partnership in 2004.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)(3)       Exhibits

The Exhibits listed in the accompanying Index to Exhibits are filed as a part of this Amendment No. 1 to the Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC.

By	/s/ Stephen E. Sterrett
Stephen E. Sterrett
Executive Vice President and Chief Financial
Officer

March 17, 2006

EXHIBIT INDEX

Exhibits	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.