Form 10-Q
period 2006-03-31
SIMON PROPERTY GROUP INC /DE/
filed 2006-05-10
CIK 1063761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☑

As of March 31, 2006, 220,851,356 shares of common stock, par value $0.0001 per share, 8,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding.

Simon Property Group, Inc. and Subsidiaries

Form 10-Q

Simon Property Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS:
Investment properties, at cost	$21,827,364	$21,745,309
Less — accumulated depreciation	3,978,222	3,809,293
	17,849,142	17,936,016
Cash and cash equivalents	299,037	337,048
Tenant receivables and accrued revenue, net	323,107	357,079
Investment in unconsolidated entities, at equity	1,567,230	1,562,595
Deferred costs and other assets	978,451	938,301
Total assets	$21,016,967	$21,131,039
LIABILITIES:
Mortgages and other indebtedness	$14,139,261	$14,106,117
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,013,283	1,092,334
Cash distributions and losses in partnerships and joint ventures, at equity	205,983	194,476
Other liabilities, minority interest and accrued dividends	157,926	163,524
Total liabilities	15,516,453	15,556,451
COMMITMENTS AND CONTINGENCIES
LIMITED PARTNERS’ INTEREST IN THE OPERATING PARTNERSHIP	854,561	865,565
LIMITED PARTNERS’ PREFERRED INTEREST IN THE OPERATING PARTNERSHIP	400,806	401,727
STOCKHOLDERS’ EQUITY:
CAPITAL STOCK (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):
All series of preferred stock, 100,000,000 shares authorized, 25,635,772 and 25,632,122 issued and outstanding, respectively, and with liquidation values of $1,081,789 and $1,081,606, respectively	1,080,190	1,080,022
Common stock, $.0001 par value, 400,000,000 shares authorized, 225,240,261 and 225,165,236 issued and outstanding, respectively	23	23
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 8,000 issued and outstanding	—	—
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—
Capital in excess of par value	4,963,224	4,998,723
Accumulated deficit	(1,614,664)	(1,551,179)
Accumulated other comprehensive income	10,835	9,793
Common stock held in treasury at cost, 4,388,905 and 4,815,655 shares, respectively	(194,461)	(230,086)
Total stockholders’ equity	4,245,147	4,307,296
Total liabilities and stockholders’ equity	$21,016,967	$21,131,039

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2006	2005
REVENUE:
Minimum rent	$488,088	$463,151
Overage rent	16,059	13,345
Tenant reimbursements	221,035	210,233
Management fees and other revenues	20,169	19,680
Other income	42,298	35,561
Total revenue	787,649	741,970
EXPENSES:
Property operating	105,947	100,375
Depreciation and amortization	209,447	210,298
Real estate taxes	81,805	71,494
Repairs and maintenance	25,955	27,984
Advertising and promotion	17,402	18,121
(Recovery of) provision for credit losses	(6)	2,300
Home and regional office costs	30,336	27,190
General and administrative	4,493	3,787
Other	13,066	10,826
Total operating expenses	488,445	472,375
OPERATING INCOME	299,204	269,595
Interest expense	204,072	195,204
Income before minority interest	95,132	74,391
Minority interest	(925)	(3,307)
Income tax expense of taxable REIT subsidiaries	(1,639)	(4,686)
Income before unconsolidated entities	92,568	66,398
Income from unconsolidated entities	19,692	17,927
Gain on sales of interests in unconsolidated entities	34,350	10,473
Income from beneficial interests, net	10,231	—
Income from continuing operations	156,841	94,798
Results of operations from discontinued operations	191	3,165
(Loss) gain on disposal or sale of discontinued operations, net	(28)	88
Income before allocation to limited partners	157,004	98,051
LESS:
Limited partners’ interest in the Operating Partnership	27,588	15,663
Preferred distributions of the Operating Partnership	6,826	6,924
NET INCOME	122,590	75,464
Preferred dividends	(18,573)	(18,397)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$104,017	$57,067
BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.47	$0.25
Discontinued operations	—	0.01
Net income	$0.47	$0.26
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.47	$0.25
Discontinued operations	—	0.01
Net income	$0.47	$0.26
Net Income	$122,590	$75,464
Unrealized gain on interest rate hedge agreements	2,672	577
Net income on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	238	(480)
Currency translation adjustments	(1,826)	(1,490)
Other loss	(42)	(363)
Comprehensive Income	$123,632	$73,708

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122,590	$75,464
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	199,747	206,072
Gain on sales of interests in unconsolidated entities	(34,350)	(10,473)
Loss (gain) on disposal or sale of discontinued operations, net	28	(88)
Limited partners’ interest in the Operating Partnership	27,588	15,663
Preferred distributions of the Operating Partnership	6,826	6,924
Straight-line rent	(3,673)	(4,164)
Minority interest	925	3,307
Minority interest distributions	(5,578)	(7,195)
Equity in income of unconsolidated entities	(19,692)	(17,927)
Distributions of income from unconsolidated entities	19,131	22,515
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	37,741	43,940
Deferred costs and other assets	(55,339)	(11,893)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(42,126)	(213,627)
Net cash provided by operating activities	253,818	108,518
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(136,293)	(171,273)
Cash impact from the de-consolidation of a property	—	(9,479)
Net proceeds from sale of partnership interests, other assets and discontinued operations	53,864	62,619
Investments in unconsolidated entities	(79,554)	(8,020)
Distributions of capital from unconsolidated entities and other	71,647	45,410
Net cash used in investing activities	(90,336)	(80,743)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock and other	1,891	2,217
Purchase of preferred stock, limited partner units, and treasury stock	(2,671)	(125,613)
Preferred Stock redemptions	—	(191)
Preferred distributions of the Operating Partnership	(6,826)	(6,924)
Preferred dividends and distributions to stockholders	(186,101)	(172,808)
Distributions to limited partners	(44,429)	(42,448)
Mortgage and other indebtedness proceeds, net of transaction costs	1,262,180	926,767
Mortgage and other indebtedness principal payments	(1,225,537)	(845,330)
Net cash used in financing activities	(201,493)	(264,330)
DECREASE IN CASH AND CASH EQUIVALENTS	(38,011)	(236,555)
CASH AND CASH EQUIVALENTS, beginning of year	337,048	520,084
CASH AND CASH EQUIVALENTS, end of period	$299,037	$283,529

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except share and per share amounts and where indicated as in millions or billions)

1.      Organization

Simon Property Group, Inc. (“Simon Property”) is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”). Simon Property Group, L.P. (the “Operating Partnership”) is a majority-owned partnership subsidiary of Simon Property that owns all of our real estate properties. In these condensed notes to the unaudited consolidated financial statements, the terms “we”, “us” and “our” refer to Simon Property, the Operating Partnership, and their subsidiaries.

We are engaged primarily in the ownership, development, and management of retail real estate, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of March 31, 2006, we owned or held an interest in 286 income-producing properties in the United States, which consisted of 171 regional malls, 71 community/lifestyle centers, 34 Premium Outlet centers and 10 other shopping centers or outlet centers in 39 states and Puerto Rico (collectively, the “Properties”, and individually, a “Property”). We also own interests in ten parcels of land held in the United States for future development (together with the Properties, the “Portfolio”). Finally, we have ownership interests in 51 European shopping centers (France, Italy, and Poland); five Premium Outlet centers in Japan; and one Premium Outlet center in Mexico.

2.      Basis of Presentation

The accompanying unaudited consolidated financial statements of Simon Property include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. Due to the seasonal nature of certain operational activities, including overage rent revenues and property operating expenses, the results for the interim period ended March 31, 2006 are not necessarily indicative of the results that may be obtained for the full fiscal year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2005 Annual Report on Form 10-K.

As of March 31, 2006, of our 343 properties we consolidated 197 wholly-owned properties and 20 additional properties that are less than wholly-owned, which we control or for which we are the primary beneficiary. We account for the remaining 126 properties using the equity method of accounting (joint venture properties). We manage the day-to-day operations of 59 of the 126 joint venture properties but have determined that our partner or partners have substantive participating rights in regards to the assets and operations of these joint venture properties.

We allocate net operating results of the Operating Partnership after preferred distributions to third parties and Simon Property based on the partners’ respective weighted average ownership interests in the Operating Partnership. Our weighted average ownership interest in the Operating Partnership was 79.0% and 78.5% for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and December 31, 2005, our ownership interest in the Operating Partnership was 79.1% and 79.0%, respectively. We adjust the limited partners’ interest in the Operating Partnership at the end of each period to reflect their respective interests in the Operating Partnership.

Preferred distributions of the Operating Partnership in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units of limited partnership interest.

We made certain reclassifications of prior period amounts in the financial statements to conform to the 2006 presentation. These reclassifications have no impact on net income previously reported. Also, the statements of operations and comprehensive income for the periods ended March 31, 2005 have been reclassified to reflect significant dispositions of properties sold during 2005.

3.      Significant Accounting Policies

Cash and Cash Equivalents

For the bank-issued co-branded gift card programs that we administer, we collect funds at the point of sale and then remit those funds to the banks for further processing. As a result, cash and cash equivalents as of March 31, 2006 includes $52.0 million related to these gift card programs, which we do not consider available for general working capital purposes.

Accounting for Beneficial Interests in Mall of America

As discussed in note 8 to these condensed notes to consolidated financial statements, a portion of the litigation relating to Mall of America was resolved in January 2006, and as a result, a partnership interest in Mall of America previously transferred to an affiliate of Triple Five of Minnesota, Inc. was transferred to Mall of America Associates (“MOAA”), a general partnership in which members of the Simon family have a 50% ownership interest. Subsequent to that transfer, the Simon family entity assigned to us the right to receive cash flow, capital distributions, and related profits and losses with respect to the Simon family’s portion of that interest. As a result of this assignment, we recognized a $10.2 million gain in the first quarter of 2006, including the proportionate share of earnings of the partnership since August 2004 through the first quarter of 2006. This gain has been reported as “income from beneficial interests, net” in our consolidated results of operations for the three months ended March 31, 2006. We are accounting for our beneficial interests in this entity under the equity method of accounting.

4.      Per Share Data

We determine basic earnings per share based on the weighted average number of shares of common stock outstanding during the period. We determine diluted earnings per share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all dilutive potential common shares were converted into shares at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per share. The amounts presented in the reconciliation below represent the common stockholders’ pro rata share of the respective line items in the statements of operations and is after considering the effect of preferred dividends.

	For the Three Months Ended March 31,
	2006	2005
Common Stockholders’ share of:
Income from continuing operations	$ 103,889	$ 54,514
Discontinued operations	128	2,553
Net Income available to Common Stockholders - Basic	$ 104,017	$ 57,067
Effect of dilutive securities:
Impact to General Partner’s interest in Operating Partnership from all dilutive securities and options	96	50
Net Income available to Common Stockholders - Diluted	$ 104,113	$ 57,117
Weighted Average Shares Outstanding - Basic	220,580,464	220,386,301
Effect of stock options	973,102	895,020
Weighted Average Shares Outstanding - Diluted	221,553,566	221,281,321

For the three months ending March 31, 2006, potentially dilutive securities include stock options, certain preferred units of limited partnership interest of the Operating Partnership, certain contingently convertible preferred stock and the units of limited partnership interest (“Units”) in the Operating Partnership which are exchangeable for common stock. The only potentially dilutive security that had a dilutive effect for the three months ended March 31, 2006 and 2005 were stock options.

5.      Investment in Unconsolidated Entities

Real Estate Joint Ventures

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 69 Properties in the United States as of March 31, 2006 and December 31, 2005. We also held interests in two joint ventures which owned 51 European shopping centers as of March 31, 2006 and December 31, 2005. We also held an interest in five joint venture properties in Japan and one joint venture property in Mexico. We account for these Properties using the equity method of accounting

Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for partners which are customary in real estate joint venture agreements and the industry. Our partners in these joint ventures may initiate these provisions at any time (subject to any applicable lock up or similar restrictions), which will result in either the sale of our interest or the use of available cash or borrowings to acquire the joint venture interest.

International Joint Venture Investments

We conduct our international operations in Europe through our two European joint venture investment entities; Simon Ivanhoe B.V./S.à.r.l. (“Simon Ivanhoe”), formerly known as European Retail Enterprises B.V./S.à.r.l (“ERE”), and Gallerie Commerciali Italia (“GCI”), The carrying amount of our total combined investment in these two joint venture investments is $333.6 million and $287.4 million as of March 31, 2006 and December 31, 2005, respectively, net of the related cumulative translation adjustments. The Operating Partnership has a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI as of March 31, 2006.

On October 20, 2005, Ivanhoe Cambridge, Inc. (“Ivanhoe”), an affiliate of Caisse de dépôt et placement du Québec, effectively acquired our former partner’s 39.5% ownership interest in ERE. On February 13, 2006, pursuant to the terms of our October 20, 2005 transaction with Ivanhoe, we sold a 10.5% interest in this joint venture to Ivanhoe for €45.2 million, or $53.9 million, and recorded a gain on the disposition of $34.4 million. This gain is reported in “gain on sales of interests in unconsolidated entities, net” in the consolidated statements of operations. We then settled all remaining share purchase commitments from the founders of ERE, including the early settlement of some commitments, by purchasing an additional 25.8% interest for €55.1 million, or $65.5 million. The result of these transactions equalized our and Ivanhoe’s ownership in Simon Ivanhoe to 50% each.

We conduct our international Premium Outlet operations in Japan through joint venture partnerships with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). The carrying amount of our investment in these Japanese Premium Outlet joint ventures is $285.0 million and $287.7 million as of March 31, 2006 and December 31, 2005, respectively, net of the related cumulative translation adjustments. The Operating Partnership has a 40% ownership in these Japanese Premium Outlet joint ventures.

Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and, as a result, gain unilateral control of the Property or are determined to be the primary beneficiary. We reclassify these line items into “Discontinued Joint Venture Interests” and “Consolidated Joint Venture Interests” on the balance sheets and statements of operations, if material, so that we may present comparative results of operations for those joint venture interests held as of March 31, 2006.

	March 31,	December 31,
	2006	2005
BALANCE SHEETS
Assets:
Investment properties, at cost	$ 10,065,405	$ 9,915,521
Less - accumulated depreciation	2,036,103	1,951,749
	8,029,302	7,963,772
Cash and cash equivalents	325,320	334,714
Tenant receivables	200,569	207,153
Investment in unconsolidated entities	149,696	135,914
Deferred costs and other assets	327,057	304,825
Total assets	$ 9,031,944	$ 8,946,378
Liabilities and Partners’ Equity:
Mortgages and other indebtedness	$ 7,699,129	$ 7,479,359
Accounts payable, accrued expenses, and deferred revenue	396,070	403,390
Other liabilities	196,169	189,722
Total liabilities	8,291,368	8,072,471
Preferred units	67,450	67,450
Partners’ equity	673,126	806,457
Total liabilities and partners’ equity	$ 9,031,944	$ 8,946,378
Our Share of:
Total assets	$ 3,885,827	$ 3,765,258
Partners’ equity	$ 442,292	$ 429,942
Add: Excess Investment	918,955	938,177
Our net Investment in Joint Ventures	$ 1,361,247	$ 1,368,119
Mortgages and other indebtedness	$ 3,306,031	$ 3,169,662

“Excess Investment” represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended March 31,
	2006	2005
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$ 264,761	$ 251,914
Overage rent	14,354	11,966
Tenant reimbursements	128,655	126,561
Other income	32,754	24,449
Total revenue	440,524	414,890
Operating Expenses:
Property operating	87,701	80,724
Depreciation and amortization	76,163	75,658
Real estate taxes	34,010	32,684
Repairs and maintenance	21,030	21,491
Advertising and promotion	7,142	7,701
Provision for credit losses	595	3,357
Other	23,877	24,386
Total operating expenses	250,518	246,001
Operating Income	190,006	168,889
Interest expense	107,934	96,805
Income Before Gain on Sale of Asset	82,072	72,084
Gain on sale of asset	94	-
Income Before Unconsolidated Entities	82,166	72,084
Loss from unconsolidated entities	-	(1,255)
Income from Continuing Operations	82,166	70,829
Income (loss) from discontinued joint venture interests	67	(61)
(Loss) gain on disposal or sale of discontinued operations, net	(447)	98,393
Net Income	$ 81,786	$ 169,161
Third-Party Investors’ Share of Net Income	$ 49,576	$ 91,762
Our Share of Net Income	32,210	77,399
Amortization of Excess Investment	12,518	10,276
Write-off of Investment Related to Properties Sold	-	38,723
Our Share of Net Gain Related to Properties Sold	-	10,473
Income from Unconsolidated Entities	$ 19,692	$ 17,927

On January 11, 2005, Metrocenter, a joint venture regional mall property was sold. We recognized our share of the gain of $11.8 million, net of the write-off of the related investment and received $62.6 million representing our share of the proceeds from this disposition.

6.      Debt

Unsecured Debt

On March 31, 2006, Standard & Poor’s Rating Services raised its corporate credit rating for us to ‘A-’ from ‘BBB+’ which resulted in a decrease in the interest rate applicable to borrowings on our unsecured revolving $3 billion credit facility (the “Credit Facility”) to 37.5 basis points over LIBOR from 42.5 basis points over LIBOR. The revision to our rating also decreased the facility fee on the Credit Facility to 12.5 basis points from 15 basis points.

On May 9, 2006, the Operating Partnership entered into an underwriting agreement with respect to the issuance of two new tranches of senior unsecured notes totaling $800 million at a weighted average fixed interest rate of 5.925%. The first tranche of $400 million is at a fixed interest rate of 5.75% due May 1, 2012 (6 year notes), and the second tranche of $400 million is at a fixed interest rate of 6.10% due May 1, 2016 (10 year notes). The Operating Partnership expects to receive net proceeds of approximately $794 million from the issuance of these notes and will use the proceeds to reduce borrowings on the Credit Facility.  Prior to the issuance of these notes, the Operating Partnership entered into forward-starting swap arrangements on $500 million of borrowings, thereby reducing the effective weighted average borrowing rate on the 6 year notes and 10 year notes to 5.71% and 5.91%, respectively.

Credit Facility.   Significant activity on the Credit Facility during the three-month period ended March 31, 2006 was as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
01/03/06	$59,075	Repayment of a Term Loan (CPG Partners, L.P.), which had a rate of 7.26%.
01/06/06	140,000	Repayment of a mortgage, which had a rate of LIBOR plus 138 basis points.
01/20/06	300,000	Repayment of unsecured notes, which had a fixed rate of 7.375%.
03/27/06	600,000	Early repayment of the $1.8 billion facility we used to finance our acquisition of Chelsea Property Group, Inc. (Chelsea) in 2004.

Other amounts drawn on the Credit Facility were primarily for general working capital purposes. The total aggregate amount of our repayments on the Credit Facility during the three month period ended March 31, 2006 was $110.0 million. The total outstanding balance on the Credit Facility as of March 31, 2006, and the maximum amount outstanding during the quarter, was approximately $2.0 billion. During the first three months of 2006, the weighted average outstanding balance on the Credit Facility was approximately $1.3 billion.

Acquisition Facility.   We borrowed $1.8 billion in 2004 to finance the cash portion of our acquisition of Chelsea. On March 27, 2006, we made the final principal payment due on this facility. The facility bore interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on all loans outstanding and provided for variable grid pricing based upon our credit rating.

Secured Debt

Total secured indebtedness was $4.4 billion and $4.6 billion at March 31, 2006 and December 31, 2005, respectively. During the three-month period ended March 31, 2006, we repaid $140.0 million in mortgage loans, unencumbering one property.

7.      Stockholders’ Equity

Under The Simon Property Group 1998 Stock Incentive Plan, on February 21, 2006, our Compensation Committee of the Board of Directors awarded 426,750 shares of restricted stock at a fair value of $83.48 per share. The fair market value of the restricted stock awarded has been deferred and is being amortized over a four-year vesting service period. We issued shares held in treasury to make the awards.

During the first three months of 2006, we issued 16,800 shares of common stock to four limited partners in exchange for an equal number of Units.

On May 11, 2005, the Board of Directors authorized a common stock repurchase program under which we may purchase up to 6,000,000 shares of our common stock subject to a maximum aggregate purchase price of $250 million over the next twelve months as market conditions warrant. We may purchase the shares in the open market or in privately negotiated transactions. Giving effect to purchases made under the program, at March 31, 2006 we have remaining authority to purchase 5,184,600 shares, limited to $191.4 million. There were no purchases under this program during the first quarter of 2006.

As of March 31, 2006, holders of  Simon Property Group’s Series I 6% Convertible Perpetual Preferred Stock (“Series I Preferred Stock”) may elect to convert their shares during the quarter beginning on April 3, 2006 and ending on June 30, 2006 into shares of Simon Property common stock. The conversion was the result of the closing sale price of our common stock exceeding the trigger price of $79.59 for a period of 20 consecutive trading days in the last 30 trading days of the quarter. At the current conversion price, each share of Series I Preferred Stock is convertible into 0.7853 of a share of Simon Property common stock.

8.      Commitments and Contingencies

Litigation

Except as described in the following paragraph, there have not been any material developments in the legal proceedings we described in our Annual Report on From 10-K for the year ended December 31, 2005.

As previously disclosed in our 2005 Annual Report on Form 10-K, we are a defendant in a suit filed on November 9, 1999 in the District Court for the State of Minnesota, Fourth Judicial District (Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et al.). In January 2006, and as more fully described in our 2005 Annual Report on Form 10-K, we resolved a portion of the litigation between Triple Five of Minnesota, Inc. (“Triple Five”) and, among others the Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. In April 2005, the federal Appellate Court modified the remedy in the Mall of America case, requiring that the transfer of a partnership interest originally purchased from Teachers’ Insurance and Annuity of America in 1999 and transferred to Triple Five in August, 2004, should have been transferred to MOAA, a partnership in which members of the Simon family have an interest. In January 2006, the transfer of this interest from Triple Five to Mall of America Associates (“MOAA”) was completed. The result on our consolidated financial statements is discussed in note 3 to these condensed notes to consolidated financial statements. This transfer resolved a portion of the Mall of America litigation. It is not possible to provide any assurance as to the outcome of the remaining litigation related to the Mall of America.

We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture Property, which is non-recourse to us. As of March 31, 2006, we have loan guarantees and other guarantee obligations of $33.0 million and $45.6 million, respectively, to support our total $3.3 billion share of joint venture mortgage and other indebtedness in the event that the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture partnership and could be sold in order to satisfy the outstanding obligation.

9.      Real Estate Acquisitions and Dispositions

We had no property acquisitions or dispositions during the three months ended March 31, 2006.

10.   Recent Financial Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified its consensus in EITF Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-05). The effective date for Issue 04-05 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board (“APB”) Opinion No. 29.”  This Statement requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless: (a) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits; or (b) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement did not have a material impact on our financial position or results of operations.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This FSP provides guidance on the determination of when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. This FSP also requires disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires voluntary changes in accounting to be accounted for retrospectively and all prior periods to be restated as if the newly adopted policy had always been used, unless it is impracticable. APB Opinion No. 20 previously required most voluntary changes in accounting to be recognized by including the cumulative effect of the change in accounting in net income in the period of change. This Statement also requires a change in method of depreciation, amortization or depletion for a long-lived asset be accounted for as a change in estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of this Statement did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This Statement requires that a public entity measure the cost of equity-based service awards based on the grant date fair value of the award. All share-based payments to employees, including grants of employee stock options, are required to be recognized in the income statement based on their fair value. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period after June 15, 2005. Other than the reclassification of the unamortized portion of our restricted stock awards to capital in excess of par in the consolidated balance sheets, the adoption of this Statement did not have a material impact on our financial position or results of operations. This is as a result of our changing our method of accounting for stock-based compensation during 2002 when we began expensing the vested portion of the award to the recipients in the consolidated statements of operations.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this report. Certain statements made in this section or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to: international, national, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, pending litigation, maintenance of REIT status, changes in applicable laws, rules and regulations, changes in market rates of interest and exchange rates for foreign currencies. We discussed some important risks and uncertainties under the heading “Risk Factors” in our most recent Annual Report on Form 10-K that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We may update that discussion in this or subsequent quarterly reports, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

We are engaged in the ownership, development, and management of retail real estate properties, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of March 31, 2006, we owned or held an interest in 286 income-producing properties in the United States, which consisted of 171 regional malls, 71 community/lifestyle centers, 34 Premium Outlet centers and 10 other shopping centers or outlet centers in 39 states plus Puerto Rico (collectively, the “Properties”, and individually, a “Property”). We also own interests in ten parcels of land held in the United States for future development (together with the Properties, the “Portfolio”). Finally, we have ownership interests in 51 European shopping centers (France, Italy, and Poland); five Premium Outlet centers in Japan; and one Premium Outlet center in Mexico.

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

Revenues of our management company, after intercompany eliminations, consist primarily of management fees that are typically based upon the revenues of the property being managed.

We seek growth in our earnings, funds from operations (“FFO”), and cash flows by enhancing the profitability and operation of our regional malls, Premium Outlet centers, community/lifestyle centers, and international investments. We seek to accomplish this growth through the following:

•       Focusing on leasing to increase revenues and utilization of economies of scale to reduce operating expenses,

•       Expanding and re-tenanting existing franchise locations at competitive market rates,

•       Adding mixed-use elements to our Portfolio through our land intensification initiatives. This may include adding elements such as multifamily, condominiums, hotel and self-storage at selected locations, and

We also grow by generating supplemental revenues in our existing real estate portfolio, from outlot parcel sales and, due to our size and tenant relationships, from the following:

•       Simon Brand Ventures (“Simon Brand”) mall marketing initiatives, including fees derived from the issuance of bank-issued co-branded gift cards. Simon Brand revenues also include payment services, national media contracts, a national beverage contract and other contracts with national companies.

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

We also seek to acquire high quality retail real estate within each of our three domestic platforms. As part of our acquisition strategy, we review and evaluate a number of acquisition opportunities based on their complement to our Portfolio.

Lastly, we are selectively expanding our international presence. Our strategy to investing internationally includes partnering with established real estate companies and financing international investments with local currency to minimize foreign exchange risk.

To support our overall growth goals, we employ a three-fold capital strategy:

•       Provide the capital necessary to fund growth.

•                    Maintain sufficient flexibility to access capital in many forms, both public and private.

•                    Manage our overall financial structure in a fashion that preserves our investment grade ratings.

Results Overview

Diluted earnings per common share increased $0.21 during the first three months of 2006, or 80.8%, to $0.47 from $0.26 for the same period last year. This increase included a $34.4 million gain (or $0.16 per diluted share) from the sale of partnership interests in one of our European joint ventures to our new partner, Ivanhoe Cambridge, Inc. (“Ivanhoe”), an affiliate of Caisse de dépôt et placement du Québec. Also in the first quarter of 2006, we recognized a $10.2 million gain (or $0.05 per diluted share) related to beneficial interests that were contributed to us, representing the right to receive cash flow, capital distributions, and related profits and losses of Mall of America Associates (“MOAA”). This represents our share of the net operating results of the partnership that owns the Mall of America (“MOAP”) for the period of August 2004 through March 31, 2006. We received these beneficial interests as a result of resolving certain litigation matters in January, 2006, more fully described in the condensed notes to consolidated financial statements as of and for the three months ended March 31, 2006 in this Form 10-Q and in our 2005 Annual Report on Form 10-K.

Our core business fundamentals remained strong during the first three months of 2006. Regional mall comparable sales per square foot (“psf”) strengthened during the first three months of 2006, increasing 6.0% to $461 psf from $435 psf for the same period in 2005 reflecting robust retail demand and the disposition of non-core properties. Our regional mall average base rents increased 2.7% to $34.83 psf as of March 31, 2006 from $33.90 psf as of March 31, 2005. In addition, we maintained strong regional mall leasing spreads of $10.66 psf as of March 31, 2006 compared to $8.88 psf as of March 31, 2005. Finally, regional mall occupancy increased by ten basis points to 91.6% as of March 31, 2006 from 91.5% as of March 31, 2005. Fundamentals of the Premium Outlet centers and community/lifestyle centers were also positive contributors to the increase in operating results for the quarter as seen in the following section entitled Portfolio Data.

Regarding financing activities, despite significantly increasing rate environments resulting an approximate 196 basis point increase in LIBOR (4.83% at March 31, 2006 versus 2.87% at March 31, 2005), our effective overall borrowing rate for the three months ended March 31, 2006 increased only 32 basis points as compared to the three months ended March 31, 2005. Further, from December 31, 2005 to March 31, 2006, our effective overall borrowing rate decreased six basis points due to repayment of higher rate debt. Our financing activities for the quarter were highlighted by the following:

•                    We repaid $300 million in unsecured notes that bore interest at 7.38%, and a $59.1 million term loan that bore interest at 7.26%.

•                    We paid off one mortgage totaling $140.0 million that bore interest at LIBOR plus 138 basis points.

•                    We repaid the final $600 million payment on the facility we used to fund the cash portion of our 2004 acquisition of Chelsea Property Group, Inc.

•                    Borrowings on the Credit facility increased to approximately $2.0 billion during the three months ended March 31, 2006, principally as a result of the above repayments.

•                    On March 31, 2006, Standard & Poor’s Rating Services raised its corporate credit rating for us to ‘A-’ from ‘BBB+’ which resulted in a decrease in the interest rate applicable to borrowings on our unsecured revolving $3 billion credit facility (the “Credit Facility”) to 37.5 basis points over LIBOR from 42.5 basis points over LIBOR. The revision to our rating also decreased the facility fee on the Credit Facility to 12.5 basis points from 15 basis points.

Portfolio Data

The Portfolio data discussed in this overview includes the following key operating statistics: occupancy, average base rent per square foot and comparable sales per square foot for our three domestic platforms. We include acquired Properties in this data beginning in the year of acquisition and we do not include any properties located outside of the United States. The following table sets forth these key operating statistics for:

•       Properties that we consolidate in our consolidated financial statements,

•                    Properties that we account for under the equity method as unconsolidated joint ventures, and

•                    the foregoing two categories of Properties on a total Portfolio basis.

	March 31, 2006	%/basis point Change(1)	March 31, 2005	%/basis point Change(1)
Regional Malls:
Occupancy
Consolidated	91.6%	+30 bps	91.3%	+70 bps
Unconsolidated	91.7%	-10 bps	91.8%	—
Total Portfolio	91.6%	+10 bps	91.5%	+40 bps
Average Base Rent per Square Foot
Consolidated	$34.44	3.6%	$33.24	4.5%
Unconsolidated	$35.53	1.1%	$35.13	2.7%
Total Portfolio	$34.83	2.7%	$33.90	3.5%
Comparable Sales Per Square Foot
Consolidated	$448	6.7%	$420	6.9%
Unconsolidated	$487	5.0%	$464	6.2%
Total Portfolio	$461	5.5%	$437	6.3%
Premium Outlet Centers:
Occupancy	99.3%	+30 bps	99.0%	—
Average Base Rent per Square Foot	$23.85	3.9%	$22.95	—
Comparable Sales Per Square Foot	$444	5.0%	$423	—
Community/Lifestyle Centers:
Occupancy
Consolidated	87.6%	-210 bps	89.7%	+700 bps
Unconsolidated	96.0%	+20 bps	95.8%	+80 bps
Total Portfolio	90.3%	-130 bps	91.6%	+160 bps
Average Base Rent per Square Foot
Consolidated	$11.77	2.2%	$11.51	4.6%
Unconsolidated	$10.89	3.5%	$10.52	2.6%
Total Portfolio	$11.47	2.7%	$11.17	3.9%
Comparable Sales Per Square Foot
Consolidated	$224	1.8%	$220	0.9%
Unconsolidated	$200	(1.0%)	$202	(1.9%)
Total Portfolio	$216	0.5%	$215	0.9%

(1)                       Percentages may not recalculate due to rounding.

Occupancy Levels and Average Base Rent Per Square Foot.   Occupancy and average base rent are based on mall and freestanding Gross Leaseable Area (“GLA”) owned by us (“Owned GLA”) in the regional malls, all tenants at the Premium Outlet centers, and all tenants at community/lifestyle centers. We believe the continued growth in regional mall occupancy is primarily the result of the overall quality of our Portfolio. The result of the growth in occupancy is an increase in nearly every category of revenue. Our Portfolio has maintained stable occupancy and increased average base rents despite the uncertain economic climate.

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

	March 31, 2006	%/basis points Change	March 31, 2005	%/basis point Change
European Shopping Centers:
Occupancy	97.2%	+20 bps	97.0%	-220 bps
Comparable sales per square foot	€379	-0.8%	€382	—
Average base rent per square foot (2)	€26.52	4.9%	€25.27	1.4%
International Premium Outlets (1)
Occupancy	100%	0 bps	100%	—
Comparable sales per square foot	¥87,994	2.0%	¥86,250	—
Average base rent per square foot (2)	¥4,634	3.1%	¥4,447	—

(1)          Does not include our center in Mexico (Premium Outlets Punta Norte), which opened December 2004.

(2)          Amounts recorded for our international investment entities transactions utilize conversion factors, as appropriate, of:   USD:Euro of 0.832 and 0.762, and USD:Yen of 116.90 and 104.55, both for 2006 and 2005, respectively.

Results of Operations

In addition to the activity discussed in the Results Overview, the following acquisitions, dispositions, and openings affected our consolidated results from continuing operations in the comparative periods:

•                    On December 28, 2005, the deed for Biltmore Square was surrendered to the bank in full consideration of the $26 million mortgage on the property, which bore interest at a fixed rate of 7.95%, and had an anticipated maturity date of December 11, 2010.

•                    On November 17, 2005, we sold our interest in Cheltenham Square for $71.5 million and recognized a gain on its disposition of $19.7 million.

•                    In November 2005, we opened Rockaway Plaza, a 450,000 square foot community center located in Rockaway, New Jersey, adjacent to our Rockaway Townsquare.

•                    On October 7, 2005, we opened Firewheel Town Center, a 785,000 square foot open-air regional mall located 15 miles northeast of downtown Dallas in Garland, Texas

•                    On July 15, 2005, we opened Wolf Ranch, a 600,000 square foot open-air community center located in Georgetown, Texas.

•                    On June 1, 2005, we sold the Riverway and O’Hare International Center office building complexes, in Rosemont, Illinois for $257.3 million and recognized a gain on their disposition of $125.1 million

•                    On May 6, 2005, we opened Seattle Premium Outlets.

•                    On March 15, 2005, we and our joint venture partner completed the construction of, obtained permanent financing for, and opened St. Johns Town Center (St. Johns), a 1.5 million square foot open-air retail project in Jacksonville, Florida. Prior to the completion, we consolidated St. Johns as we were responsible for 85% of the development cost. At permanent financing, we received a distribution from the partnership of $15.7 million, and the ownership percentages were each adjusted to 50%. We now account for St. Johns using the equity method of accounting.

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

•                    In March 2005, we opened Toki Premium Outlets in Japan.

•                    On January 11, 2005, Metrocenter, a regional mall located in Phoenix, Arizona, was sold. We held a 50% interest in Metrocenter.

Our consolidated discontinued operations reflect results of the following significant property dispositions. We had no dispositions in the first quarter of 2006.

Property	Date of Disposition
Riverway (office)	June 1, 2005
O’Hare International Center (office)	June 1, 2005
Grove at Lakeland Square	July 1, 2005
Cheltenham Square	November 17, 2005
Southgate Mall	November 28, 2005
Eastland Mall (Tulsa, OK)	December 16, 2005
Biltmore Square	December 28, 2005

For the purposes of the following comparison between the three months ended March 31, 2006 and 2005, the above transactions are referred to as the Property Transactions. In the following discussions of our results of operations, “comparable” refers to Properties open and operating throughout the first quarter in both 2006 and 2005.

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $24.5 million during the period, of which the Property Transactions accounted for $4.0 million of the increase. Total amortization of the fair market value of in-place leases increased minimum rents by $3.6 million over that of the first quarter of 2005. Comparable rents, excluding rents from Simon Brand and Simon Business, increased $20.5 million, or 4.5%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $18.2 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $0.4 million.

Total overage rents increased $2.7 million, or 20.3%, reflecting the increases in tenants’ sales.

Tenant reimbursements, excluding Simon Business initiatives, increased $10.1 million, of which the Property Transactions accounted for $1.8 million. The remainder of the increase of $8.3 million, or 4.0%, was in comparable Properties and was due to inflationary increases in property operating costs.

Total other income, excluding Simon Brand and Simon Business initiatives, increased $5.4 million, and was the result of:

•                    $6.3 million in increased lease settlement activity for the quarter;

•                    $1.8 million in increased interest income driven by increasing depository rates;

•                    $1.5 million in collections on a note receivable which had been previously reserved for;

•                    $1.2 million in gains on the sale of air rights at a property in Texas to a residential joint venture;

•                    offset by a $4.7 million decrease in land sale activity and decreases of $0.7 million in other net activity on comparable Properties.

Revenues from Simon Brand and Simon Business initiatives increased $2.5 million to $34.4 million from $31.9 million. The increase in revenues is primarily due to:

•                    increased revenue from the bank-issued co-branded gift card programs,

•                    increased rents and fees from service providers,

•                    increased advertising rentals, and

•                    increased event and sponsorship income.

Simon Brand and Simon Business expenses decreased $2.4 million, primarily as a result of decreases in operating expenses of the co-branded gift card programs, which are included in total property operating expenses.

Property operating expenses increased $5.6 million, $4.6 million from comparable properties (representing an increase of 4.6%) principally as a result of inflationary increases, and the remainder from new openings.

Real estate taxes increased $10.3 million due principally to a $6.5 million multi-year assessment settlement at a Property and increases in expenses at our other comparable properties of $3.7 million, or 5.2%, driven by reassessments and rate increases.

Repairs and maintenance decreased $2.0 million as a result of decreased comparable property repair needs.

Provision for credit losses decreased $2.3 million from the prior period due principally to a recovery of receivables from prior bankruptcies that were previously fully reserved for.

Home office and regional costs increased $3.1 million due to incremental personnel costs as a result of accruals necessitated by an additional pay period in the first quarter of 2006 versus that of 2005.

Other expenses increased $2.2 million primarily due to ground rent expenses of $1.6 million and increased professional fees.

Interest expense increased $8.9 million due to the following factors:

•                    the impact of increases in our average borrowing rates for our variable rate debt offset by a decrease in variable rate debt of approximately $1.2 billion due to repayment activity; and

•                    the impact of increased fixed rate debt of $803 million, which are generally at higher rates than our variable rate debt, due to the issuances of unsecured notes in June and November of 2005.

The minority interest increase was the result of our allocating to our minority interest partner their share of the aforementioned multi-year real estate tax assessment settlement on a Property in which we hold a 53% interest.

We recorded a $34.4 million gain on the sale of a 10.5% interest in ERE to Ivanhoe and also recorded a $10.2 million gain related to the receipt of beneficial interests in MOAA. The transaction and related accounting are more fully described in the condensed notes to consolidated financial statements in this Form 10-Q.

Liquidity and Capital Resources

Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be approximately 15–25% of total outstanding indebtedness by setting interest rates for each financing or refinancing based on current market conditions. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $325.5 million during the first three months of 2006. In addition, our Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

Our balance of cash and cash equivalents decreased $38.0 million during 2006 to $299.0 million as of March 31, 2006. The March 31, 2006 balances includes $52.0 million related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

On March 31, 2006, the Credit Facility had available borrowing capacity of approximately $1.0 billion net of outstanding borrowings of $2.0 billion and letters of credit of $23.1 million. During the first three months of 2006, the maximum amount outstanding under the Credit Facility was $2.0 billion and the weighted average amount outstanding was $1.3 billion. The weighted average interest rate was 4.53% for the period ended March 31, 2006.

We and the Operating Partnership also have access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the Property level. Our current senior unsecured debt ratings are A- by Standard & Poor’s and Baa1 by Moody’s Investors Service, .

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2006 totaled $325.5 million. We also received proceeds of $53.9 million from the sale of partnership interests during the first three months of 2006. In addition, we had a net use of cash from all of our debt financing and repayment activities in this period of $36.6 million. These activities are further discussed below in Financing and Debt. We also:

•                    repurchased limited partner units amounting to $2.7 million,

•                    paid stockholder dividends and unitholder distributions of $212.0 million,

•                    paid preferred stock dividends and preferred unit distributions totaling $25.4 million,

•                    funded consolidated capital expenditures of $136.3 million. These capital expenditures include development costs of $64.3 million, renovation and expansion costs of $55.1 million, and tenant costs and other operational capital expenditures of $16.9 million, and

•                    funded investments in unconsolidated entities of $79.6 million.

In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to stockholders necessary to maintain our REIT qualification for 2006 and on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

•                    excess cash generated from operating performance and working capital reserves,

•                    borrowings on our Credit Facility,

•                    additional secured or unsecured debt financing, or

•                    additional equity raised in the public or private markets.

Financing and Debt

Unsecured Debt

On May 9, 2006, the Operating Partnership agreed to issue $800 million of senior unsecured notes as more fully described in the condensed notes to consolidated financial statements in this Form 10-Q.  Proceeds from the issuance of the notes will be used to reduce borrowings on the Credit Facility.

Credit Facility.   Significant activity on the Credit Facility during the three-month period ended March 31, 2006 was as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
01/03/06	$ 59,075	Repayment of a Term Loan (CPG Partners, L.P.), which had a rate of 7.26%.
01/06/06	140,000	Repayment of a mortgage, which had a rate of LIBOR plus 138 basis points.
01/20/06	300,000	Repayment of unsecured notes, which had a fixed rate of 7.375%.
03/27/06	600,000	Early repayment of the $1.8 billion facility we used to finance our acquisition of Chelsea Property Group, Inc. (Chelsea) in 2004.

Other amounts drawn on the Credit Facility were primarily for general working capital purposes. The total aggregate amount of our repayments on the Credit Facility during the three month period ended March 31, 2006 was $110.0 million. The total outstanding balance on the Credit Facility as of March 31, 2006, and the maximum amount outstanding, was approximately $2.0 billion. During the first three months of 2006, the weighted average outstanding balance on the Credit Facility was approximately $1.3 billion.

Acquisition Facility.   We borrowed $1.8 billion to finance the cash portion of our acquisition of Chelsea in 2004. On March 27, 2006, we made the final principal payment due on this facility. The facility bore interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on all loans outstanding, and provided for variable grid pricing based upon our credit rating.

Secured Debt

Total secured indebtedness was $4.4 billion and $4.6 billion at March 31, 2006 and December 31, 2005, respectively. During the three-month period ended March 31, 2006, we repaid $140.0 million in mortgage loans, unencumbering one property. During the three-month period ended March 31, 2006, we exercised our option to extend the maturity of several mortgages, which resulted in changes to scheduled or anticipated debt maturities on a consolidated basis. The repayment of these mortgages will now be in years beyond 2006.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31 and December 31 consisted of the following (dollars in thousands):

	Adjusted		Adjusted
	Balance	Effective	Balance	Effective
	as of	Weighted	as of	Weighted
	March 31,	Average	December 31,	Average
Debt Subject to	2006	Interest Rate	2005	Interest Rate
Fixed Rate	$11,526,796	6.18%	$11,908,050	6.22%
Variable Rate	2,612,465	5.01%	2,198,067	4.95%
	$14,139,261	5.96%	$14,106,117	6.02%

As of March 31, 2006, we had interest rate cap protection agreements on $303.7 million of consolidated variable rate debt. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average variable pay rate of 5.08% and a weighted average fixed receive rate of 3.72%. As of March 31, 2006, the net effect of these agreements effectively converted $370.0 million of fixed rate debt to variable rate debt.

Contractual Obligations and Off-Balance Sheet Arrangements.   There have been no material changes in our outstanding capital expenditure commitments since December 31, 2005, as previously disclosed in our 2005 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of March 31, 2006 for the remainder of 2006 and subsequent years thereafter (dollars in thousands):

	2006	2007-2008	2009-2011	After 2011	Total
Long Term Debt
Consolidated (1)	$ 357,581	$ 2,602,091	$ 6,766,935	$ 4,336,852	$ 14,063,459
Pro rata share of Long-Term Debt:
Consolidated (2)	$ 355,278	$ 2,549,186	$ 6,707,608	$ 4,261,090	$ 13,873,162
Joint Ventures (2)	392,817	517,092	1,270,551	1,126,795	3,307,255
Total Pro Rata Share of Long-Term Debt	$ 748,095	$ 3,066,278	$ 7,978,159	$ 5,387,885	$ 17,180,417

(1)    Represents principal maturities and therefore, excludes net premiums and discounts and fair value swaps of $75,802.

(2)    Represents our pro rata share of principal maturities and excludes net premiums and discounts.

Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of March 31, 2006, we have loan guarantees and other guarantee obligations of $33.0 million and $45.6 million, respectively, to support our total $3.3 billion share of joint venture mortgage and other indebtedness presented in the table above.

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

Acquisitions.   Although the acquisition of high quality individual properties or portfolios of properties remain an integral component of our growth strategies, we did not acquire any properties during the first three months of 2006.

Dispositions.   We expect to sell Properties and other assets that no longer meet our strategic criteria. However, we did not dispose of any properties during the first three months of 2006.

Development Activity

New Developments.   The following describes our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of March 31, 2006 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Coconut Point	Estero/Bonita Springs, FL	1,200,000	$ 213	$ 107	$ 66	2nd Quarter 2006(b)
The Domain	Austin, TX	700,000	195	195	97	1st Quarter 2007
Rio Grande Valley Premium Outlets	Mercedes, TX	404,000	59	59	24	4th Quarter 2006
Round Rock Premium Outlets	Round Rock (Austin), TX	433,000	106	106	65	3rd Quarter 2006
The Shops at Arbor Walk	Austin, TX	460,000	52	52	20	1st Quarter 2007
The Village at SouthPark	Charlotte, NC	81,000	26	26	5	1st Quarter 2007

(a)              Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

(b)              The estimated opening date represents Phase I only. Phase II estimated opening date is 4th quarter 2006.

We expect to fund these capital projects with available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. We expect our share of the total 2006 new development costs remaining for the year to be approximately $450 million.

Strategic Expansions and Renovations.   The following describes our significant renovation and/or expansion projects currently under construction, the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of March 31, 2006 (dollars in millions):

Property	Location	Incremental Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Lenox Square	Atlanta, GA	1,590,000	$ 44	$ 44	$ 5	4th Quarter 2007
Northgate Mall	Seattle, WA	1,110,000	42	42	4	2nd Quarter 2007
Smith Haven Mall	Lake Grove (New York), NY	1,340,000	65	16	4	2nd Quarter 2007

(a)              Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

We expect to fund these capital projects with available cash flow from operations or borrowings from the Credit Facility. We have other renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $225 million (our share) on expansion and renovation activities for the remainder of 2006.

International.   Part of our international expansion strategy is to reinvest net cash flow to fund other future international developments. We believe that reinvesting the cash flows derived overseas in foreign denominated development and redevelopment projects mitigates some of the risk to our initial investment and to changes in foreign currencies. In addition, to date we have funded the majority of our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlet joint ventures in Japan and Mexico where we use Yen and Peso denominated financing. Currently, our net income exposure to changes in the volatility of the Euro, Yen, and Peso is not material. In addition, since cash flow from operations is currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings in the near term.

The carrying amount of our total combined investment in Simon Ivanhoe B.V./S.à.r.l.(“Simon Ivanhoe”) and Gallerie Commerciali Italia (“GCI”) as of March 31, 2006, net of the related currency translation adjustment, was $333.6 million. Our investments in Simon Ivanhoe and GCI are accounted for using the equity method of accounting. Currently seven European developments are under construction, which will add approximately 4.4 million square feet of GLA for a total net cost of approximately €690 million, of which our share is approximately €192 million.

On October 20, 2005, Ivanhoe Cambridge, Inc. (“Ivanhoe”), an affiliate of Caisse de dépôt et placement du Québec, effectively acquired our former partner’s 39.5% ownership interest in ERE. On February 13, 2006, pursuant to the terms of our October 20, 2005 transaction with Ivanhoe, we sold a 10.5% interest in this joint venture to Ivanhoe for €45.2 million, or $53.9 million and recorded a gain on the disposition of $34.4 million. This gain is reported in “gain on sales of interests in unconsolidated entities” in the consolidated statements of operations. We then settled all remaining share purchase commitments from the founders of ERE, including the early settlement of some commitments by purchasing an additional 25.8% interest for €55.1 million, or $65.5 million. The result of these transactions equalized our and Ivanhoe’s ownership in Simon Ivanhoe to 50% each.

As of March 31, 2006, the carrying amount of our 40% joint venture investment in the five Japanese Premium Outlet centers net of the related cumulative translation adjustment was $285.0 million. We began expansion in Nagoya, Japan which will add incremental GLA of 53,000 square feet for a total projected net cost of ¥1.8 billion, of which our share is approximately ¥0.7 billion, or $6.1 million based on current Yen:USD exchange rates.

In addition to the developments in Europe and Japan, a new development, Yeoju Premium Outlets, was started near Seoul, South Korea. The project will contain 253,000 square feet for a total projected net cost of KRW 78.2 billion, of which our share is approximately KRW 39.1 billion, or approximately $39.7 million based on current KRW:USD exchange rates.

Distributions and Stock Repurchase Programs

The Board of Directors declared and we paid a common stock dividend of $0.76 per share in the first quarter of 2006. We are required to pay a minimum level of dividends to maintain our status as a REIT. Our dividends and limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a “non-cash” expense. Our future dividends and the distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT.

On May 11, 2005, the Board of Directors authorized a common stock repurchase program under which we may purchase up to 6,000,000 shares of our common stock subject to a maximum aggregate purchase price of $250 million over the next twelve months as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. The program has 5,184,600 shares, limited to $191.4 million, remaining for our repurchase. There were no purchases under this program during the first quarter of 2006.

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

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is consolidated net income computed in accordance with GAAP:

•                    excluding real estate related depreciation and amortization,

•                    excluding gains and losses from extraordinary items and cumulative effects of accounting changes,

•                    excluding gains and losses from the sales of real estate,

•                    plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting, based upon economic ownership interest, and

•                    all determined on a consistent basis in accordance with GAAP.

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

	For the Three Months Ended
	March 31,
	2006	2005
(in thousands)
Funds from Operations	$ 358,857	$319,569
Increase in FFO from prior period	12.3%	26.3%
Reconciliation:
Net Income	$ 122,590	$ 75,464
Limited partners’ interest in the Operating Partnership and preferred distributions of the Operating Partnership	34,414	22,587
Depreciation and amortization from consolidated properties, beneficial interests, and discontinued operations	213,542	211,718
Simon’s share of depreciation and amortization from unconsolidated entities	50,132	47,731
Gain on disposal or sale of discontinued operations, net and loss on sales of interests in unconsolidated entities	(34,322)	(10,561)
Minority interest portion of depreciation and amortization	(2,100)	(2,049)
Preferred distributions and dividends	(25,399)	(25,321)
Funds from Operations	$ 358,857	$319,569
FFO Allocable to Simon Property	$ 283,631	$250,747
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$0.47	$0.26
Depreciation and amortization from consolidated Properties and beneficial interests, and our share of depreciation and amortization from unconsolidated affiliates, net of minority interest portion of depreciation and amortization	0.94	0.91
Gain on sales of other assets, and real estate and discontinued operations	(0.12)	(0.04)
Impact of additional dilutive securities for FFO per share	(0.03)	(0.01)
Diluted FFO per share	$1.26	$1.12

We recorded $16.4 million in FFO as a result of our obtaining beneficial interests in MOAA related to a period of August 2004 through March 31, 2006. The remaining increase in diluted FFO per share was the result of the performance of our core operations as previously described in the quarter over quarter comparisons included in the Results of Operations section.

Item 3.        Qualitative and Quantitative Disclosure About Market Risk

Sensitivity Analysis.   A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2005.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting.   There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.     Legal Proceedings

Except as described in the following paragraph, there have not been any material developments in the legal proceedings we described in our Annual Report on From 10-K for the year ended December 31, 2005.

As previously disclosed in our 2005 Annual Report on Form 10-K, we are a defendant in a suit filed on November 9, 1999 in the District Court for the State of Minnesota, Fourth Judicial District (Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et al.). In January 2006, and as more fully described in our 2005 Annual Report on Form 10-K, we resolved a portion of the litigation between Triple Five of Minnesota, Inc. (“Triple Five”) and, among others, the Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. In April 2005, the federal Appellate Court modified the remedy in the Mall of America case, requiring that the transfer of a partnership interest originally purchased from Teachers’ Insurance and Annuity of America in 1999 and transferred to Triple Five in August 2004, should have been transferred to Mall of America Associates (“MOAA”), a partnership in which members of the Simon family have an interest. In January 2006, the transfer of this interest from Triple Five to MOAA was completed. The result on our consolidated financial statements is discussed in Note 3 to these condensed notes to consolidated financial statements. Although this transfer settled a portion of the litigation involving the Mall of America and its owners, legal proceedings are still underway which may affect our interests with respect to the Mall of America. It is not possible to provide any assurance as to the outcome of the remaining Mall of America litigation.

We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Item 1A.     Risk Factors

During the quarter ended March 31, 2006, there were no significant changes to the Risk Factors disclosed in “Part I, Item 1: Business” of our 2005 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, we issued 16,800 shares of common stock to four limited partners in exchange for an equal number of units of the Operating Partnership. The issuance of the shares of common stock was made pursuant to the terms of the Partnership Agreement of the Operating Partnership and was exempt from registration under the Securities Act of 1933 as amended, in reliance upon Section 4(2) as a private offering. We registered the resale of these shares of common stock under the Securities Act.

Issuer Purchases of Equity Securities

On May 11, 2005, the Board authorized a common stock repurchase program under which we may purchase up to 6,000,000 shares of our common stock subject to a maximum aggregate purchase price of $250 million over the next twelve months as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. The program has 5,184,600 shares, limited to $191.4 million, remaining for our repurchase as of March 31, 2006. There were no purchases under this program during the first quarter of 2006.

Item 5.        Other Information

During the quarter covered by this report, the Audit Committee of our Board of Directors did not approve Ernst & Young, LLP, the Company’s independent registered public accounting firm, to perform non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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
Date: May 10, 2006