Form 10-Q
period 2006-09-30
SIMON PROPERTY GROUP INC /DE/
filed 2006-11-07
CIK 1063761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, 221,278,143 shares of common stock, par value $0.0001 per share, 8,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share of Simon Property Group, Inc. were outstanding.

Simon Property Group, Inc. and Subsidiaries

Form 10-Q

Simon Property Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Investment properties, at cost	$22,227,899	$21,745,309
Less — accumulated depreciation	4,348,676	3,809,293
	17,879,223	17,936,016
Cash and cash equivalents	322,952	337,048
Tenant receivables and accrued revenue, net	312,948	357,079
Investment in unconsolidated entities, at equity	1,492,522	1,562,595
Deferred costs and other assets	995,973	938,301
Total assets	$21,003,618	$21,131,039
LIABILITIES:
Mortgages and other indebtedness	$14,241,941	$14,106,117
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,036,219	1,092,334
Cash distributions and losses in partnerships and joint ventures, at equity	233,902	194,476
Other liabilities, minority interest and accrued dividends	179,731	163,524
Total liabilities	15,691,793	15,556,451
COMMITMENTS AND CONTINGENCIES
LIMITED PARTNERS’ INTEREST IN THE OPERATING PARTNERSHIP	811,990	865,565
LIMITED PARTNERS’ PREFERRED INTEREST IN THE OPERATING PARTNERSHIP	395,843	401,727
STOCKHOLDERS’ EQUITY:
CAPITAL STOCK (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):
All series of preferred stock, 100,000,000 shares authorized, 25,477,626 and 25,632,122 issued and outstanding, respectively, and with liquidation values of $1,073,881 and $1,081,606, respectively	1,072,252	1,080,022
Common stock, $.0001 par value, 400,000,000 shares authorized, 225,657,388 and 225,165,236 issued and outstanding, respectively	23	23
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 8,000 issued and outstanding	—	—
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—
Capital in excess of par value	4,985,389	4,998,723
Accumulated deficit	(1,777,373)	(1,551,179)
Accumulated other comprehensive income	17,377	9,793
Common stock held in treasury at cost, 4,379,245 and 4,815,655 shares, respectively	(193,676)	(230,086)
Total stockholders’ equity	4,103,992	4,307,296
Total liabilities and stockholders’ equity	$21,003,618	$21,131,039

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE:
Minimum rent	$500,589	$475,912	$1,474,503	$1,406,461
Overage rent	21,931	18,484	53,287	46,276
Tenant reimbursements	233,278	225,973	681,090	648,926
Management fees and other revenues	20,780	19,746	60,348	56,931
Other income	42,158	42,894	135,895	118,469
Total revenue	818,736	783,009	2,405,123	2,277,063
EXPENSES:
Property operating	118,185	115,742	331,389	315,827
Depreciation and amortization	211,390	203,022	632,200	617,814
Real estate taxes	73,427	74,558	225,636	217,175
Repairs and maintenance	23,910	22,637	74,704	75,250
Advertising and promotion	17,718	20,974	55,661	57,736
Provision for credit losses	393	2,727	4,853	3,331
Home and regional office costs	32,703	27,068	95,691	85,060
General and administrative	4,422	4,993	13,920	13,239
Other	15,264	12,450	40,492	34,375
Total operating expenses	497,412	484,171	1,474,546	1,419,807
OPERATING INCOME	321,324	298,838	930,577	857,256
Interest expense	206,195	201,150	611,010	594,136
Income before minority interest	115,129	97,688	319,567	263,120
Minority interest	(3,154)	(3,174)	(7,512)	(8,734)
Income tax expense of taxable REIT subsidiaries	(2,536)	(3,796)	(7,395)	(11,216)
Income before unconsolidated entities	109,439	90,718	304,660	243,170
Income from unconsolidated entities and beneficial interests, net	25,898	18,662	75,703	51,045
Gain (loss) on sales of assets and interests in unconsolidated entities, net	9,457	(55)	51,406	12,552
Income from continuing operations	144,794	109,325	431,769	306,767
Results of operations from discontinued operations	56	4,695	112	8,110
Gain on disposal or sale of discontinued operations, net	—	5,605	84	125,385
Income before allocation to limited partners	144,850	119,625	431,965	440,262
LESS:
Limited partners’ interest in the Operating Partnership	24,962	19,860	74,470	77,541
Preferred distributions of the Operating Partnership	6,893	6,882	20,647	21,156
NET INCOME	112,995	92,883	336,848	341,565
Preferred dividends	(18,403)	(18,525)	(55,371)	(55,329)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$94,592	$74,358	$281,477	$286,236
BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.43	$0.30	$1.27	$0.82
Discontinued operations	—	0.04	—	0.48
Net income	$0.43	$0.34	$1.27	$1.30
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.43	$0.30	$1.27	$0.83
Discontinued operations	—	0.04	—	0.47
Net income	$0.43	$0.34	$1.27	$1.30
Net Income	$112,995	$92,883	$336,848	$341,565
Unrealized gain (loss) on interest rate hedge agreements	(3,178)	(1,085)	5,876	(7,899)
Net income on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	398	118	1,358	(896)
Currency translation adjustments	760	(1,788)	(220)	(3,031)
Other (loss) income	946	(81)	570	(322)
Comprehensive Income	$111,921	$90,047	$344,432	$329,417

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$336,848	$341,565
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	599,985	602,209
Gain on sales of assets and interests in unconsolidated entities	(51,406)	(12,552)
Gain on disposal or sale of discontinued operations, net	(84)	(125,385)
Limited partners’ interest in the Operating Partnership	74,470	77,541
Preferred distributions of the Operating Partnership	20,647	21,156
Straight-line rent	(12,334)	(15,317)
Minority interest	7,512	8,734
Minority interest distributions	(24,563)	(16,135)
Equity in income of unconsolidated entities	(75,703)	(51,045)
Distributions of income from unconsolidated entities	60,724	62,367
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	56,064	68,229
Deferred costs and other assets	(119,943)	(132,476)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	23,882	(101,724)
Net cash provided by operating activities	896,099	727,167
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(533,696)	(420,400)
Cash impact from the de-consolidation of a property	—	(9,479)
Net proceeds from sale of partnership interests, other assets and discontinued operations	103,158	330,187
Investments in unconsolidated entities	(134,398)	(17,426)
Distributions of capital from unconsolidated entities and other	245,796	228,098
Net cash (used in) provided by investing activities	(319,140)	110,980
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock and other	13,172	2,667
Purchase of preferred stock, limited partner units, and treasury stock	(13,625)	(176,939)
Preferred Stock redemptions	(494)	(579)
Preferred distributions of the Operating Partnership	(20,647)	(21,156)
Preferred dividends and distributions to stockholders	(558,991)	(518,322)
Distributions to limited partners	(133,288)	(125,294)
Mortgage and other indebtedness proceeds, net of transaction costs	3,431,483	2,941,901
Mortgage and other indebtedness principal payments	(3,308,665)	(3,037,718)
Net cash used in financing activities	(591,055)	(935,440)
DECREASE IN CASH AND CASH EQUIVALENTS	(14,096)	(97,293)
CASH AND CASH EQUIVALENTS, beginning of year	337,048	520,084
CASH AND CASH EQUIVALENTS, end of period	$322,952	$422,791

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

We are engaged primarily in the ownership, development, and management of retail real estate, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of September 30, 2006, we owned or held an interest in 284 income-producing properties in the United States, which consisted of 170 regional malls, 69 community/lifestyle centers, 35 Premium Outlet centers and 10 other shopping centers or outlet centers in 38 states and Puerto Rico (collectively, the “Properties”, and individually, a “Property”). We also own interests in eight parcels of land held in the United States for future development (together with the Properties, the “Portfolio”). Finally, we have ownership interests in 52 European shopping centers (France, Italy and Poland); five Premium Outlet centers in Japan; and one Premium Outlet center in Mexico.

2.                 Basis of Presentation

The accompanying unaudited consolidated financial statements of Simon Property include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2006 are not necessarily indicative of the results that may be obtained for the full fiscal year.

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

As of September 30, 2006, of our 342 properties we consolidated 197 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 126 properties using the equity method of accounting (joint venture properties). We manage the day-to-day operations of 58 of the 126 joint venture properties but have determined that our partner or partners have substantive participating rights in regards to the assets and operations of these joint venture properties.

We allocate net operating results of the Operating Partnership after preferred distributions to third parties and Simon Property based on the partners’ respective weighted average ownership interests in the Operating Partnership. Our weighted average ownership interest in the Operating Partnership was 79.1% and 78.7% for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and December 31, 2005, our ownership interest in the Operating Partnership was 79.1% and 79.0%, respectively. We adjust the limited partners’ interest in the Operating Partnership at the end of each period to reflect their respective interests in the Operating Partnership.

Preferred distributions of the Operating Partnership in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units of limited partnership interest.

We made certain reclassifications of prior period amounts in the financial statements to conform to the 2006 presentation. These reclassifications have no impact on net income previously reported. Also, the statements of operations and comprehensive income for the periods ended September 30, 2005 have been reclassified to reflect significant dispositions of properties sold.

3.                 Significant Accounting Policies

Cash and Cash Equivalents

We collect funds at the point of sale and then remit those funds to the banks that issue our co-branded gift cards for further processing. As a result, cash and cash equivalents as of September 30, 2006 includes $26.8 million related to these gift card programs, which we do not consider available for general working capital purposes.

Accounting for Beneficial Interests in Mall of America

As previously disclosed, in January 2006, an entity controlled by the Simon family assigned to us its right to receive cash flow, capital distributions, and related profits and losses with respect to a portion of its ownership interest in the Mall of America through Mall of America Associates (“MOAA”). The beneficial interest was transferred subject to a credit facility repayable from MOAA’s distributions from the property. As a result of this assignment, we began recognizing our share of MOAA’s income during the first quarter of 2006, including the proportionate share of earnings of MOAA since August 2004 through the first quarter of 2006 of $10.2 million. This income is included with “income from unconsolidated entities and beneficial interests, net” in our consolidated results of operations. We have accounted for our beneficial interests in MOAA under the equity method of accounting. On November 2, 2006, the Simon family entity transferred its partnership interest to an affiliate of another partner in MOAA as part of a settlement of pending litigation disclosed in Note 8, terminating our beneficial interests. We will cease recording income from this property’s operations as a result of this transaction. We also expect to record a gain during the fourth quarter of 2006 of approximately $85 million.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Common Stockholders’ share of:
Income from continuing operations	$ 94,548	$ 66,236	$ 281,322	$ 181,196
Discontinued operations	44	8,122	155	105,040
Net Income available to Common Stockholders - Basic	$ 94,592	$ 74,358	$ 281,477	$ 286,236
Effect of dilutive securities:
Impact to General Partner’s interest in Operating Partnership from all dilutive securities and options	76	(4)	241	250
Net Income available to Common Stockholders - Diluted	$ 94,668	$ 74,354	$ 281,718	$ 286,486
Weighted Average Shares Outstanding - Basic	221,198,011	220,558,724	220,925,229	220,391,481
Effect of stock options	871,604	932,289	910,977	906,661
Weighted Average Shares Outstanding - Diluted	222,069,615	221,491,013	221,836,206	221,298,142

For the three and nine months ending September 30, 2006, potentially dilutive securities include stock options, certain preferred units of limited partnership interest of the Operating Partnership, certain contingently convertible preferred stock and the units of limited partnership interest (“Units”) in the Operating Partnership which are exchangeable for shares of our common stock. The only potentially dilutive security that had a dilutive effect for the three and nine months ended September 30, 2006 and 2005 were stock options.

5.                 Investment in Unconsolidated Entities

Real Estate Joint Ventures

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 68 Properties in the United States as of September 30, 2006 and 69 at December 31, 2005. We also held interests in two joint ventures which owned 52 European shopping centers as of September 30, 2006 and December 31, 2005. We also held an interest in five joint venture properties in Japan and one joint venture property in Mexico. We account for these Properties using the equity method of accounting.

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

On November 1, 2006, we acquired our partner’s 50% ownership interest in Mall of Georgia, a regional mall Property, for $252.6 million, including the assumption of our $96.0 million share of debt.  As a result, we now own 100% of Mall of Georgia and will consolidate this Property beginning in the fourth quarter of 2006.

International Joint Venture Investments

We conduct our international operations in Europe through our two European joint venture investment entities; Simon Ivanhoe B.V./S.à.r.l. (“Simon Ivanhoe”), which was formerly known as European Retail Enterprises B.V./S.à.r.l (“ERE”), and Gallerie Commerciali Italia (“GCI”). The carrying amount of our total combined investment in these two joint venture investments is $337.8 million and $287.4 million as of September 30, 2006 and December 31, 2005, respectively, net of the related cumulative translation adjustments. The Operating Partnership has a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI as of September 30, 2006.

On October 20, 2005, Ivanhoe Cambridge, Inc. (“Ivanhoe”), an affiliate of Caisse de dépôt et placement du Québec, effectively acquired our former partner’s 39.5% ownership interest in ERE. On February 13, 2006, pursuant to the terms of our October 20, 2005 transaction with Ivanhoe, we sold a 10.5% interest in this joint venture to Ivanhoe for €45.2 million, or $53.9 million, and recorded a gain on the disposition of $34.4 million. This gain is reported in “gain on sales of interests in unconsolidated entities, net” in the consolidated statements of operations. We then settled all remaining share purchase commitments from the founders of ERE, including the early settlement of some commitments, by purchasing an additional 25.8% interest in Simon Ivanhoe for €55.1 million, or $65.5 million. These transactions equalized our and Ivanhoe’s ownership in Simon Ivanhoe to 50% each.

We conduct our international Premium Outlet operations in Japan through joint venture partnerships with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). The carrying amount of our investment in these Premium Outlet joint ventures in Japan is $282.9 million and $287.7 million as of September 30, 2006 and December 31, 2005, respectively, net of the related cumulative translation adjustments. The Operating Partnership has a 40% ownership in the Japan Premium Outlet joint ventures.

During the period ended September 30, 2006, we finalized the formation of joint venture arrangements to develop and operate retail centers in China with Morgan Stanley Real Estate Fund (MSREF) and SZITIC Commercial Property Co., Ltd. (SZITIC CP), retail property subsidiary of the Chinese state-owned trust and investment firm Shenzen International Trust & Investment Co., Ltd. (SZITIC), as our partners. The centers will be anchored by Wal-Mart stores and our and MSREF’s ownership will each be 32.5% with SZITIC CP owning 35%. We are planning on initially developing five centers, four of which are currently under construction, with a total equity commitment of approximately $50 million. We account for these investments in China under the equity method of accounting.

Summary Financial Information

Summary financial information of all of our joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and, as a result, gain unilateral control of the Property or are determined to be the primary beneficiary. We reclassify these line items into “Discontinued Joint Venture Interests” and “Consolidated Joint Venture Interests” on the balance sheets and statements of operations, if material, so that we may present comparative results of operations for those joint venture interests held as of September 30, 2006.

	September 30,	December 31,
	2006	2005
BALANCE SHEETS
Assets:
Investment properties, at cost	$10,565,734	$9,915,521
Less - accumulated depreciation	2,191,105	1,951,749
	8,374,629	7,963,772
Cash and cash equivalents	379,053	334,714
Tenant receivables	235,336	207,153
Investment in unconsolidated entities	184,570	135,914
Deferred costs and other assets	325,337	304,825
Total assets	$ 9,498,925	$8,946,378
Liabilities and Partners’ Equity:
Mortgages and other indebtedness	$ 8,166,550	$7,479,359
Accounts payable, accrued expenses, and deferred revenue	495,539	403,390
Other liabilities	227,673	189,722
Total liabilities	8,889,762	8,072,471
Preferred units	67,450	67,450
Partners’ equity	541,713	806,457
Total liabilities and partners’ equity	$ 9,498,925	$8,946,378
Our Share of:
Total assets	$ 4,090,724	$3,765,258
Partners’ equity	$ 360,992	$ 429,942
Add: Excess Investment	897,628	938,177
Our net Investment in Joint Ventures	$ 1,258,620	$1,368,119
Mortgages and other indebtedness	$ 3,526,859	$3,169,662

“Excess Investment” represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$276,572	$262,663	$813,217	$774,671
Overage rent	19,621	17,074	52,312	48,677
Tenant reimbursements	143,194	134,384	405,910	390,522
Other income	41,071	38,843	110,842	96,188
Total revenue	480,458	452,964	1,382,281	1,310,058
Operating Expenses:
Property operating	103,044	100,477	280,263	271,796
Depreciation and amortization	82,840	81,546	241,959	241,036
Real estate taxes	35,265	33,186	102,654	98,477
Repairs and maintenance	20,678	19,088	62,402	58,559
Advertising and promotion	11,594	7,956	26,309	23,780
Provision for credit losses	2,425	2,679	4,087	7,769
Other	26,414	29,136	86,884	82,818
Total operating expenses	282,260	274,068	804,558	784,235
Operating Income	198,198	178,896	577,723	525,823
Interest expense	113,400	103,438	331,028	298,162
Income Before Gain on Sale of Asset	84,798	75,458	246,695	227,661
Gain on sale of asset	-	-	94	-
Income Before Unconsolidated Entities	84,798	75,458	246,789	227,661
Income (loss) from unconsolidated entities	480	-	719	(1,892)
Income from Continuing Operations	85,278	75,458	247,508	225,769
Income (loss) from discontinued joint venture interests	129	(1,025)	631	(887)
Gain (loss) on disposal or sale of discontinued operations, net	(329)	-	20,375	98,359
Net Income	$85,078	$74,433	$268,514	$323,241
Third-Party Investors' Share of Net Income	$51,049	$45,578	$160,488	$186,617
Our Share of Net Income	34,029	28,855	108,026	136,624
Amortization of Excess Investment	(12,164)	(10,221)	(37,056)	(36,400)
Income from Beneficial Interests and Other, net	4,033	-	15,309	-
Write-off of Investment Related to Properties Sold	135	14	(2,842)	(37,764)
Our Share of Net Gain Related to Properties Sold	(135)	14	(7,734)	(11,415)
Income from Unconsolidated Entities and Beneficial Interests, net	$25,898	18,662	$75,703	$51,045

On January 11, 2005, Metrocenter, a joint venture regional mall property was sold. We recognized our share of the gain of $11.8 million, net of the write-off of the related investment and received $62.6 million representing our share of the proceeds from this disposition.

On April 25, 2006, Great Northeast Plaza, a joint venture community center was sold. We recognized our share of the gain of $7.7 million, net of the write-off of the related investment and received $8.8 million representing our share of the proceeds from this disposition.

Our share of the gain resulting from the sale of Metrocenter and Great Northeast Plaza are shown separately in “gain (loss) on sales of assets and interests in unconsolidated entities, net” in the consolidated statement of operations.

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

On May 15, 2006, we sold two tranches of senior unsecured notes totaling $800 million at a weighted average fixed interest rate of 5.93%. The first tranche is $400.0 million at a fixed interest rate of 5.75% due May 1, 2012 and the second tranche is $400.0 million at a fixed interest rate of 6.10% due May 1, 2016. We used the proceeds of the offering and the termination of forward-starting swap arrangements to reduce borrowings on the Credit Facility.

On August 29, 2006, we sold two tranches of senior unsecured notes totaling $1.1 billion at a weighted average fixed interest rate of 5.73%. The first tranche is $600.0 million at a fixed interest rate of 5.60% due September 1, 2011 and the second tranche is $500.0 million at a fixed interest rate of 5.875% due March 1, 2017. We used proceeds from the offering to reduce borrowings on the Credit Facility.

Credit Facility.   Other significant draws on the Credit Facility during the nine months ended September 30, 2006 were as follows:

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

Other amounts drawn on the Credit Facility were primarily for general working capital purposes. We repaid a total of $2.0 billion on the Credit Facility during the nine months ended September 30, 2006. The total outstanding balance on the Credit Facility as of September 30, 2006 was $291.4 million, and the maximum amount outstanding during the quarter was approximately $1.3 billion. During the first nine months of 2006, the weighted average outstanding balance on the Credit Facility was approximately $1.3 billion.

Acquisition Facility.   We borrowed $1.8 billion in 2004 to finance the cash portion of our acquisition of Chelsea. As disclosed above, this facility has been fully repaid.

Secured Debt

Total secured indebtedness was $4.3 billion and $4.6 billion at September 30, 2006 and December 31, 2005, respectively. During the nine months ended September 30, 2006, we repaid $217.7 million in mortgage loans, unencumbering four properties.

7.                 Stockholders’ Equity

Under The Simon Property Group 1998 Stock Incentive Plan, on February 21, 2006, the Compensation Committee of Simon Property’s Board of Directors awarded 426,750 shares of restricted stock to employees at fair market value of $83.48 per share. On May 11, 2006, our non-employee Directors were awarded 9,660 shares of restricted stock under this Plan at fair market value of $81.26 per share. The fair market value of the restricted stock awarded on February 21, 2006 is being recognized over the four-year vesting service period. The fair market value of the restricted stock awarded on May 11, 2006 is being recognized over the one-year vesting service period. We issued shares held in treasury to make the awards.

During the first nine months of 2006, we issued 86,800 shares of common stock to five limited partners in exchange for an equal number of Units.

On May 12, 2006, the Simon Property Board of Directors authorized us to purchase up to 6,000,000 shares of our common stock subject to a maximum aggregate purchase price of $250 million over the next twelve months as market conditions warrant. We may purchase the shares in the open market or in privately negotiated transactions. There have been no purchases under this program since May, 2006.

As previously disclosed, for the quarter ending March 31, 2006, holders of Simon Property Group’s Series I 6% Convertible Perpetual Preferred Stock (“Series I Preferred Stock”) could elect to convert their shares during the quarter beginning on April 3, 2006 into shares of Simon Property common stock. The optional conversion is as a result of the closing sale price of our common stock exceeding the applicable trigger price per share for a period of 20 trading days in the last 30 trading days of the quarter. The conversion trigger price was also met during the second quarter of 2006. At the current conversion price of $79.48, each share of Series I Preferred Stock was convertible into 0.78637 of a share of Simon Property common stock. During the nine months ended September 30, 2006, 238,982 shares of Series I Preferred Stock were converted into 187,593 shares of Simon Property common stock. As of September 30, 2006, the conversion trigger price of $79.37 had been met and the Series I Preferred Stock is convertible into 0.78745 of a share of Simon Property common stock beginning October 2, 2006 through December 29, 2006.

Subsequent to September 30, 2006, we redeemed all 8,000,000 shares of our 8 3/4% Series F Cumulative Redeemable Preferred Stock (Series F Preferred Stock) at a liquidation preference of $25.00 per share plus accrued dividends. Funds to redeem the Series F Preferred Stock were obtained through the issuance of a new series of preferred stock issued in a private transaction. We will record a $7 million charge to net income during the fourth quarter of 2006 related to this redemption.

8.                 Commitments and Contingencies

Litigation

There have been no material developments since July 1, 2006 with respect to the pending litigation disclosed in our 2005 Annual Report on Form 10-K, except that on November 2, all parties agreed to settle the lawsuit brought by Triple Five of Minnesota, Inc. on November 9, 1999 in the Federal District Court for the State of Minnesota, Fourth Judicial District (Triple Five of Minnesota, Inc. vs. Melvin Simon et al.). As disclosed in note 3 to these consolidated financial statements, the settlement terminated our beneficial interest in Mall of America. This action was dismissed, with prejudice, and mutual releases were delivered by all parties to the proceeding.

We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture Property, which is non-recourse to us. As of September 30, 2006, we have loan guarantees and other guarantee obligations of $68.8 million and $99.6 million, respectively, to support our total $3.5 billion share of joint venture mortgage and other indebtedness in the event that the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

9.                 Real Estate Acquisitions and Dispositions

During the nine-month period ended September 30, 2006, we disposed of certain non-significant properties summarized as follows (dollars in millions):

Properties	Previous Ownership %	Date of Disposal	Sales Price	Gain
Wabash Village	100%	July 27, 2006	$2.6	$2.0
Trolley Square	90%	August 3, 2006	$38.6	$7.3

We had no consolidated property acquisitions during the nine months ended September 30, 2006.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of Accounting Principles Board (“APB”) Opinion No. 29.” This Statement requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless: (a) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits; or (b) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement did not have a material impact on our financial position or results of operations.

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

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The Standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. FAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of FAS 157 are effective for us in the first quarter of 2008. We do not expect the adoption of FAS 157 to have a significant impact on our results of operations or financial position.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this report. Certain statements made in this section or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge our interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to our joint venture properties, costs of common area maintenance, competitive market forces, risks related to international activities, insurance costs and coverage, impact of terrorist activities, inflation and maintenance of REIT status. We discussed these and other risks and uncertainties under the heading “Risk Factors” in our most recent Annual Report on Form 10-K that could cause our actual results to differ materially from the forward-looking statements that we make. We may update that discussion in this or subsequent quarterly reports, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

We are engaged in the ownership, development, and management of retail real estate properties, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of September 30, 2006, we owned or held an interest in 284 income-producing properties in the United States, which consisted of 170 regional malls, 69 community/lifestyle centers, 35 Premium Outlet centers and 10 other shopping centers or outlet centers in 38 states plus Puerto Rico (collectively, the “Properties”, and individually, a “Property”). We also own interests in eight parcels of land held in the United States for future development (together with the Properties, the “Portfolio”). Finally, we have ownership interests in 52 European shopping centers (France, Italy and Poland); five Premium Outlet centers in Japan; and one Premium Outlet center in Mexico.

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

We seek growth in our earnings, funds from operations (“FFO”), and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth through the following:

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

•                    Simon Brand Ventures (“Simon Brand”) mall marketing initiatives, including fees derived from the marketing, promotion, and sale of bank-issued co-branded gift cards. Simon Brand revenues also include payment services, national media contracts, a national beverage contract and other contracts with national companies.

•                    Simon Business Network (“Simon Business”) offers property operating services to our tenants and others resulting from its relationships with vendors.

We focus on high quality real estate across the retail real estate spectrum. We expand or renovate to enhance existing assets’ profitability and market share when we believe the investment of our capital meets our risk-reward criteria. We develop new properties in major metropolitan areas that exhibit strong population and economic growth.

We routinely review and evaluate a number of acquisition opportunities based on their complement to our Portfolio. Lastly, we are selectively expanding our international presence. Our international strategy includes partnering with established real estate companies and financing international investments with local currency to minimize foreign exchange risk.

To support our overall growth goals, we employ a three-fold capital strategy:

•                    Provide the capital necessary to fund growth.

•                    Maintain sufficient flexibility to access capital in many forms, both public and private.

•                    Manage our overall financial structure in a fashion that preserves our investment grade ratings.

Results Overview

Diluted earnings per common share decreased  $0.03 during the first nine months of 2006, or 2.3%, to $1.27 from $1.30 for the same period last year. The 2006 results include a $34.4 million gain (or $0.12 per diluted share) from the sale of partnership interests in one of our European joint ventures to our new partner, Ivanhoe Cambridge, Inc. (“Ivanhoe”), an affiliate of Caisse de dépôt et placement du Québec, and recognition of $15.3 million in income (or $0.05 per diluted share) from contributed beneficial interests, representing the right to receive cash flow, capital distributions, and related profits and losses of Mall of America Associates (“MOAA”). Included in 2005 results is a gain upon the disposition of the Riverway and O’Hare International Center office building properties that resulted in a gain of $125.4 million (or $0.45 per diluted share).

Our core business fundamentals remained strong during the first nine months of 2006. Regional mall comparable sales per square foot (“psf”) strengthened during the first nine months of 2006, increasing 6.8% to $474 psf from $444 psf for the same period in 2005 reflecting robust retail demand and the disposition of non-core properties. Our regional mall average base rents increased 2.7% to $35.23 psf as of September 30, 2006 from $34.30 psf as of September 30, 2005.  In addition, our regional mall leasing spreads were $6.06 psf as of September 30, 2006 compared to $7.26 psf as of September 30, 2005 principally as a result of leasing mix. The operating fundamentals of the Premium Outlet centers and community/lifestyle centers also contributed to the increase in our operating results for the nine month period as seen in the following section entitled Portfolio Data. Finally, regional mall occupancy was 92.5% as of September 30, 2006 as compared to 92.6% as of September 30, 2005. The slight decline results from an increase in square footage lost to bankruptcy proceedings and store closures.

During the first nine months of 2006 we disposed of three properties as follows:

•                    On April 25, 2006, Great Northeast Plaza, a community center located in Philadelphia, Pennsylvania was sold for $8.8 million, and we recorded a gain on disposition of $7.7 million. We held a 50% interest in this property.

•                    On July 27, 2006, Wabash Village, a community center located in West Lafayette, Indiana was sold for $2.6 million, and we recorded a gain on disposition of $2.0 million. We held a 100% interest in this property.

•                    On August 3, 2006, Trolley Square, a regional mall located in Salt Lake City, Utah was sold for $38.6 million, and we recorded a gain on disposition of $7.3 million. We held a 90% interest in this property.

Regarding financing activities, despite the increasing interest rate environment resulting in an approximate 150 basis point increase in LIBOR (5.32% at September 30, 2006 versus 3.86% at September 30, 2005), our effective overall borrowing rate for the nine months ended September 30, 2006 increased only 23 basis points as compared to the nine months ended September 30, 2005. Our financing activities for the nine months ended September 30, 2006 are highlighted by the following:

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

•                    We paid off one mortgage totaling $19.8 million that bore interest at 8.12%.

•                    We issued two tranches of senior unsecured notes totaling $1.1 billion at a weighted average fixed interest rate of 5.73%. We used the proceeds of the offering to reduce borrowings on our Credit Facility.

•                    Borrowings on the Credit Facility decreased to approximately $291.4 million during the nine months ended September 30, 2006, principally as a result of the above repayments. The September 30, 2006 outstanding balance encompassed only Euro and Yen denominated borrowings.

Portfolio Data

The Portfolio data discussed in this overview includes the following key operating statistics: occupancy, average base rent per square foot and comparable sales per square foot for our three domestic platforms. We include acquired Properties in this data beginning in the year of acquisition. The following table sets forth these key operating statistics for:

•                    Properties that we consolidate in our consolidated financial statements,

•                    Properties that we account for under the equity method as unconsolidated joint ventures, and

•                    the foregoing two categories of Properties on a total Portfolio basis.

Domestic Property Data:

	September 30, 2006	%/basis point Change(1)	September 30, 2005	%/basis point Change(1)
Regional Malls:
Occupancy
Consolidated	92.4%	-20 bps	92.6%	+90 bps
Unconsolidated	92.8%	+20 bps	92.6%	+60 bps
Total Portfolio	92.5%	-10 bps	92.6%	+80 bps
Average Base Rent per Square Foot
Consolidated	$34.74	2.8%	$33.79	4.6%
Unconsolidated	$36.11	2.4%	$35.26	2.5%
Total Portfolio	$35.23	2.7%	$34.30	3.7%
Comparable Sales Per Square Foot
Consolidated	$460	7.5%	$428	5.2%
Unconsolidated	$500	5.0%	$476	6.3%
Total Portfolio	$474	6.5%	$445	5.5%
Premium Outlet Centers:
Occupancy	99.3%	-30 bps	99.6%	—
Average Base Rent per Square Foot	$24.05	4.6%	$22.99	—
Comparable Sales Per Square Foot	$462	6.0%	$436	—
Community/Lifestyle Centers:
Occupancy
Consolidated	88.1%	-140 bps	89.5%	-80 bps
Unconsolidated	96.6%	+110 bps	95.5%	-70 bps
Total Portfolio	90.7%	-60 bps	91.3%	-90 bps
Average Base Rent per Square Foot
Consolidated	$11.96	3.3%	$11.58	4.2%
Unconsolidated	$11.12	6.0%	$10.49	4.1%
Total Portfolio	$11.69	4.1%	$11.23	4.1%
Comparable Sales Per Square Foot
Consolidated	$227	0.4%	$226	3.2%
Unconsolidated	$205	0.5%	$204	1.0%
Total Portfolio	$220	(0.4%)	$221	3.3%

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

International Property Data

The following key operating statistics are provided for our international properties, which are accounted for using the equity method of accounting.

	September 30, 2006	%/basis point Change	September 30, 2005	%/basis point Change
European Shopping Centers:
Occupancy	96.9%	-80 bps	97.7%	-150 bps
Comparable sales per square foot	€386	-0.4%	€387	—
Average base rent per square foot (2)	€26.26	1.0%	€25.99	1.2%
International Premium Outlets (1)
Occupancy	100%	—	100%	—
Comparable sales per square foot	¥89,746	5.6%	¥85,008	—
Average base rent per square foot (2)	¥4,686	3.9%	¥4,509	—

(1)          Does not include our center in Mexico (Premium Outlets Punta Norte), which opened December 2004.

(2)          Amounts recorded for our international investment entities transactions utilize conversion factors, as appropriate, of:  USD:Euro of 0.788 and 0.830, and USD:Yen of 117.91 and 107.20, both for 2006 and 2005, respectively.

Results of Operations

In addition to the activity discussed in the Results Overview, the following acquisitions and openings affected our consolidated results from continuing operations in the comparative periods:

•                    On August 4, 2006, we opened Round Rock Premium Outlets, a 432,000 square foot Premium Outlet center located within 20 minutes North of Austin, Texas in Round Rock, Texas.

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

•                    On April 25, 2006, we sold our 50% interest in Great Northeast Plaza community center in Philadelphia, Pennsylvania for $8.8 million and recognized a gain on the disposition of $7.7 million.

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

For the purposes of the following comparison between the three and nine months ended September 30, 2006 and 2005, the above transactions are referred to as the Property Transactions. In the following discussions of our results of operations, “comparable” refers to Properties open and operating throughout the periods in both 2006 and 2005.

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

Three Months Ended September 30, 2006  vs. Three Months Ended September 30, 2005

Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $21.8 million during the period, of which the Property Transactions accounted for $4.2 million of the increase. Total amortization of the fair market value of in-place leases increased minimum rents by $3.1 million over that of the third quarter of 2005. Comparable rents, excluding rents from Simon Brand and Simon Business, increased $17.6 million, or 3.8%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $11.7 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $1.8 million.

Tenant reimbursements, excluding Simon Business initiatives, increased $7.0 million, of which the Property Transactions accounted for $2.5 million. The remainder of the increase of $4.5 million, or 2.0%, was in comparable Properties and was due to inflationary increases in property operating costs.

Total other income, excluding Simon Brand and Simon Business initiatives, increased $6.5 million, and was principally the result of the following:

•                    $6.1 million increased land sale activity:

•                    $3.7 million related to the sale of a holding in a technology venture by Chelsea ;

•                    $1.8 million in increased interest income driven by increasing investment rates;

•                    $1.3 million in gain on the sale of air rights at Las Vegas Outlet Center;

•                    partially offset by decreases of $6.4 million in other net activity during the comparable period of 2005 on comparable Properties related primarily to the 2005 sale of securities and net recovery of a note receivable which had previously been reserved for.

Revenues from Simon Brand and Simon Business initiatives decreased $4.1 million to $35.9 million from $40.0 million. The decrease in revenues is primarily due to:

•                    decreased revenue in the period as a result of structural changes to the co-branded gift card programs;

•                    offset partially by increased event and sponsorship income.

Simon Brand and Simon Business expenses decreased $3.0 million, primarily as a result of decreases in operating expenses of the co-branded gift card programs, which are included in total property operating expenses.

Property operating expenses increased $2.4 million, $1.5 million from comparable properties (representing an increase of 1.3%) principally as a result of inflationary increases for energy, utilities, and salaries, and the remainder from new openings.

Provision for credit losses decreased $2.3 million from the prior period due principally to the recovery of receivables that were previously fully reserved.

Home office and regional costs increased $5.6 million due to increased personnel costs, which is due to the effect of the increase in our stock price on our stock-based compensation programs.

Other expenses increased $2.8 million primarily due to increased professional fees.

Interest expense increased $5.0 million due principally to the following:

•                    the impact of increases in our average borrowing rates for our variable rate debt; and

•                    the impact of increased fixed rate debt of $1.3 billion, which are generally at higher rates than our variable rate debt, due to the issuances of unsecured notes in May and August of 2006 and June and November of 2005.

Gain on sales of assets and interests in unconsolidated entities increased $9.5 million over the prior period. In 2006, we recorded a $7.3 million gain on the sale of Trolley Square, and $2.0 million for Wabash Village.

The results of operations from discontinued operations and the gain on disposal of discontinued operations related to the sale of Riverway and O’Hare International Center properties recorded in 2005. The decrease in gain on disposal of discontinued operations is due to the resolution of a $5.6 million contingency related to the sale of these properties.

Nine Months Ended September 30, 2006  vs. Nine Months Ended September 30, 2005

Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $63.1 million during the period, of which the Property Transactions accounted for $11.3 million of the increase. Total amortization of the fair market value of in-place leases increased minimum rents by $10.5 million over that of the first nine months of 2005. Comparable rents, excluding rents from Simon

Brand and Simon Business, increased $51.7 million, or 3.8%. This was primarily due to the leasing of space at higher rents that resulted in an increase in base minimum rents of $41.4 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $3.6 million.

Total overage rents increased $7.0 million, or 15.1%, reflecting the increases in tenants’ sales.

Tenant reimbursements, excluding Simon Business initiatives, increased $30.9 million, of which the Property Transactions accounted for $7.3 million. The remainder of the increase of $23.6 million, or 3.7%, was in comparable Properties and was due to inflationary increases in property operating costs.

Total other income, excluding Simon Brand and Simon Business initiatives, increased $24.2 million, and was the result of:

•                    $6.9 million in increased lease settlement activity;

•                    $5.0 million in increased interest income driven by increasing investment rates;

•                    $3.7 million related to the sale of a holding in a technology venture by Chelsea ;

•                    $1.5 million in collections on a note receivable which had been previously fully reserved;

•                    $1.3 million in gain on the sale of air rights at Las Vegas Outlet Center;

•                    $1.2 million in gains on the sale of air rights at a property in Texas to a residential joint venture;

•                    $9.5 million increase in land sale activity;

•                    partially offset by decreases of $4.9 million in other net activity from the comparable period of 2005 on comparable Properties related primarily to the 2005 sale of securities and net recovery of a note receivable that had been reserved for.

Revenues from Simon Brand and Simon Business initiatives decreased $0.5 million to $105.3 million from $105.8 million. The decrease in revenues is primarily due to:

•                    decreased revenue from the co-branded gift card program;

•                    offset by increased event and sponsorship income.

Simon Brand and Simon Business expenses decreased $8.4 million, primarily as a result of decreases in operating expenses of the co-branded gift card programs, which are included in total property operating expenses.

Property operating expenses increased $15.6 million, $12.5 million from comparable properties (representing an increase of 4.0%) principally as a result of inflationary increases, and the remainder from new openings.

Real estate taxes increased $8.5 million due principally to a $6.5 million multi-year reassessment settlement at a Property and increases in expenses at the our other comparable properties driven by reassessments and rate increases.

Provision for credit losses increased $1.5 million from the prior period related to significantly lower bad debt expense in 2005 due to recoveries of amounts previously written off or provided for in prior periods.

Home office and regional costs increased $10.6 million due to increased personnel costs, which is due to the effect of the increase in our stock price on our stock-based compensation programs.

Other expenses increased $6.1 million primarily due to ground rent expenses of $2.3 million and increased professional fees.

Interest expense increased $16.9 million due principally to the following:

•                    the impact of increases in our average borrowing rates for our variable rate debt offset by a decrease in variable rate debt of approximately  $2.4 billion due to repayment activity;  and

•                    the impact of increased fixed rate debt of $2.3 billion, which are generally at higher rates than our variable rate debt, due to the issuances of unsecured notes in May and August of 2006 and June and November of 2005.

The minority interest decrease resulted from our allocating to our minority interest partner their share of the multi-year real estate tax assessment settlement discussed above offset by increased net income in Properties in which outside partners hold a minority ownership interest.

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

Gain on sales of assets and interests in unconsolidated entities increased $38.9 million over the prior period. In 2006, we recorded a $34.4 million gain on the sale of 10.5% of our interests in Simon Ivanhoe B.V./S.à.r.l. (“Simon Ivanhoe”), a $7.7 million gain on the sale of Great Northeast Plaza, a $7.3 million gain on the sale of Trolley Square, and a $2.0 million gain on the sale of Wabash Village. The gain on sale of assets in 2005 of $12.6 million primarily relates to the sale of our joint venture interest in Metrocenter in January 2005 and the sale of a property management entity in which we acquired an interest as part of the Rodamco acquisition in 2002.

The decrease in gain on disposal of discontinued operations is due to a $125.4 million net recognized gain upon disposition of our Riverway and O’Hare International Center properties in June of 2005.

Liquidity and Capital Resources

Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15–25% of total outstanding indebtedness by setting interest rates for each financing or refinancing based on current market conditions. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.1 billion during the first nine months of 2006. In addition, our Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

Our balance of cash and cash equivalents decreased $14.1 million during 2006 to $323.0 million as of September 30, 2006. The September 30, 2006 and December 31, 2005 balances include $26.8 million and $42.3, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

On September 30, 2006, the Credit Facility had available borrowing capacity of approximately $2.7 billion net of outstanding borrowings of $291.4 million and letters of credit of $22.5 million. During the first nine months of 2006, the maximum amount outstanding under the Credit Facility was $2.0 billion and the weighted average amount outstanding was $1.3 billion. The weighted average interest rate was 4.83% for the period ended September 30, 2006.

Simon Property and the Operating Partnership also have access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the Property level. Our current senior unsecured debt ratings are A- by Standard & Poor’s and A3 by Moody’s Investors Service.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2006 totaled $1.1 billion. We also received proceeds of $103.2 million from the sale of partnership interests and sales of assets during the first nine months of

2006. In addition, we had net proceeds from all of our debt financing and repayment activities in this period of $122.8 million. These activities are further discussed below in Financing and Debt. We also:

•                    repurchased limited partner units amounting to $13.6 million,

•                    paid stockholder dividends and unitholder distributions of $636.9 million,

•                    paid preferred stock dividends and preferred unit distributions totaling $76.0 million,

•                    funded consolidated capital expenditures of $533.7 million. These capital expenditures include development costs of $232.1 million, renovation and expansion costs of $216.7 million, and tenant costs and other operational capital expenditures of $84.9 million, and

•                    funded investments in unconsolidated entities of $134.4 million.

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

Financing and Debt

Unsecured Debt

On March 31, 2006, Standard & Poor’s Rating Services raised our corporate credit rating to ‘A-’ from ‘BBB+’ which resulted in a decrease in the interest rate applicable to borrowings on our Credit Facility to 37.5 basis points over LIBOR from 42.5 basis points over LIBOR. The revision to our rating also decreased the facility fee on the Credit Facility to 12.5 basis points from 15 basis points.

On May 15, 2006, we sold two tranches of senior unsecured notes totaling $800 million at a weighted average fixed interest rate of 5.93%. The first tranche is $400.0 million at a fixed interest rate of 5.75% due May 1, 2012 and the second tranche is $400.0 million at a fixed interest rate of 6.10% due May 1, 2016. We used the proceeds of the offering and the termination of forward-starting swap arrangements to reduce borrowings on our Credit Facility.

On August 29, 2006, we sold two tranches of senior unsecured notes totaling $1.1 billion at a weighted average fixed interest rate of 5.73%. The first tranche is $600.0 million at a fixed interest rate of 5.60% due September 1, 2011 and the second tranche is $500.0 million at a fixed interest rate of 5.875% due March 1, 2017. We used the proceeds of the offering to reduce borrowings on the Credit Facility.

Credit Facility.   Other significant draws on the Credit Facility during the nine months ended September 30, 2006 were as follows:

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

Other amounts drawn on the Credit Facility were primarily for general working capital purposes. We repaid a total of $2.0 billion on the Credit Facility during the nine months ended September 30, 2006. The total outstanding balance on the Credit Facility as of September 30, 2006 was $291.4 million, and the maximum amount outstanding during the quarter, was approximately $1.3 billion. During the first nine months of 2006, the weighted average outstanding balance on the Credit Facility was approximately $1.3 billion.

Acquisition Facility.   We borrowed $1.8 billion in 2004 to finance the cash portion of our acquisition of Chelsea. As disclosed above, this facility has been fully repaid.

Secured Debt

Total secured indebtedness was $4.3 billion and $4.6 billion at September 30, 2006 and December 31, 2005, respectively. During the nine months ended September 30, 2006, we repaid $217.7 million in mortgage loans, unencumbering four properties.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30 and December 31 consisted of the following (dollars in thousands):

	Adjusted Balance as of September 30, 2006	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2005	Effective Weighted Average Interest Rate
Debt Subject to
Fixed Rate	$13,388,337	6.11%	$11,908,050	6.22%
Variable Rate	853,604	4.94%	2,198,067	4.95%
	$14,241,941	6.04%	$14,106,117	6.02%

As of September 30, 2006, we had interest rate cap protection agreements on $96.2 million of consolidated variable rate debt. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average variable pay rate of 5.36% and a weighted average fixed receive rate of 3.72%. As of September 30, 2006, the net effect of these agreements effectively converted $370.0 million of fixed rate debt to variable rate debt.

Contractual Obligations and Off-Balance Sheet Arrangements.   There have been no material changes in our outstanding capital expenditure commitments since December 31, 2005, as previously disclosed in our 2005 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of September 30, 2006 for the remainder of 2006 and subsequent years thereafter (dollars in thousands):

	2006	2007-2008	2009-2011	After 2011	Total
Long Term Debt
Consolidated (1)	$267,399	$2,566,028	$5,764,355	$5,582,659	$14,180,441
Pro rata share of Long-Term Debt:
Consolidated (2)	$266,579	$2,515,965	$5,705,027	$5,506,898	$13,994,469
Joint Ventures (2)	22,747	534,010	1,425,930	1,545,396	3,528,083
Total Pro Rata Share of Long-Term Debt	$289,326	$3,049,975	$7,130,957	$7,052,294	$17,522,552

(1)             Represents principal maturities and therefore, excludes net premiums and discounts and fair value swaps of $61,500.

(2)             Represents our pro rata share of principal maturities and excludes net premiums and discounts.

Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of September 30, 2006, we have loan guarantees and other guarantee obligations of $68.8 million and $99.6 million, respectively, to support our total $3.5 billion share of joint venture mortgage and other indebtedness presented in the table above.

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

On November 1, 2006, we acquired our partner’s 50% ownership interest in Mall of Georgia, a regional mall Property, for $252.6 million, including the assumption of our $96.0 million share of debt.  As a result, we now own 100% of Mall of Georgia and will consolidate this Property beginning in the fourth quarter of 2006.

Acquisitions.   Although the acquisition of high quality individual properties or portfolios of properties remain an integral component of our growth strategies, we did not acquire any properties during the first nine months of 2006.

Dispositions.   We continue to pursue the sale of Properties that no longer meet our strategic criteria. During the first nine months of 2006, we disposed of Great Northeast Plaza, a community center in Philadelphia, Pennsylvania in which we held a 50% interest, Wabash Village a community center in West Lafayette, Indiana, in which we held a 100% interest, and Trolley Square a regional mall in Salt Lake City, Utah in which we held a 90% interest. We received net proceeds of $49.3 million and recorded our share of a gain on the disposals totaling $17.0 million. We do not believe the sale of these properties will have a material impact on our future results of operations or cash flows. We believe the disposition of these properties will enhance the average overall quality of our Portfolio.

Development Activity

New Developments.   The following describes our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of September 30, 2006 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Coconut Point	Estero/Bonita Springs, FL	1,200,000	$229	$115	$113	4th Quarter 2006(b)
Domain, The	Austin, TX	700,000	195	195	151	1st Quarter 2007
Hamilton Town Center	Noblesville, IN	950,000	142	71	5	1st Quarter 2008
Pier Park	Panama City, FL	920,000	127	127	41	1st Quarter 2008
Philadelphia Premium Outlets	Limerick, PA	430,000	114	114	23	4th Quarter 2007
Rio Grande Valley Premium Outlets	Mercedes, TX	404,000	60	60	48	4th Quarter 2006
Shops at Arbor Walk, The	Austin, TX	460,000	52	52	42	4th Quarter 2006
Village at SouthPark, The	Charlotte, NC	81,000	26	26	12	1st Quarter 2007

(a)              Represents project costs net of land sales, tenant reimbursements for construction and other items (where applicable).

(b)              The estimated opening date represents Phase II only. Phase I opened in the 2nd quarter 2006.

We expect to fund these projects with available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. We expect our share of the total 2006 new development costs remaining for the year to be approximately $150 million.

Strategic Expansions and Renovations.   In addition to new development, we also incur costs related to construction for significant renovation and/or expansion projects at our Properties. Included in these projects are the renovation and addition of Crate & Barrel and Nordstom at Burlington Mall, expansion and life-style addition at Smith Haven Mall, the acquisition and renovation of several anchor stores previously operated by Federated, and a Neiman Marcus expansion at Lenox Square. Our share of the estimated total net cost and our share of the construction in progress balance as of September 30, 2006 for all of our expansion and renovation activity currently under construction is approximately $502 million and $133 million, respectively.

We expect to fund these projects with available cash flow from operations or borrowings from the Credit Facility. We expect to invest a total of approximately $50 million (our share) on expansion and renovation activities for the remainder of 2006.

International.   We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlet joint ventures in Japan and Mexico where we use Yen and Peso denominated financing. Currently, our net income exposure to changes in the volatility of the Euro, Yen, and Peso is not material. In addition, since cash flow from operations is currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings in the near term.

The carrying amount of our total combined investment in Simon Ivanhoe and Gallerie Commerciali Italia (“GCI”) as of September 30, 2006, net of the related currency translation adjustment, was $337.8 million. Our investments in Simon Ivanhoe and GCI are accounted for using the equity method of accounting. Currently five European developments are under construction, which will add approximately 3.2 million square feet of GLA for a total net cost of approximately €590.2 million, of which our share is approximately €160.6 million, or $203.8 million based on current Euro:USD exchange rates.

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

As of September 30, 2006, the carrying amount of our 40% joint venture investment in the five Japanese Premium Outlet centers net of the related cumulative translation adjustment was $282.9 million. We began an expansion in Nagoya, Japan which will add incremental  GLA of 53,000 square feet for a total projected net cost of ¥1.8 billion, of which our share is approximately ¥0.7 billion, or $6.0 million based on current Yen:USD exchange rates.

In addition to the developments in Europe and Japan, a new development, Yeoju Premium Outlets, was started near Seoul, South Korea. The project will contain 253,000 square feet for a total projected net cost of KRW 78.7 billion, of which our share is approximately KRW 39.1 billion, or approximately $41.8 million based on current KRW:USD exchange rates.

During the period ended September 30, 2006, we finalized the formation of joint venture arrangements to develop and operate retail centers in China with Morgan Stanley Real Estate Fund (MSREF) and SZITIC Commercial Property Co., Ltd. (SZITIC CP), retail property subsidiary of the Chinese state-owned trust and investment firm Shenzen International Trust & Investment Company Co., Ltd (SZITIC), as our partners. The centers will be anchored by Wal-Mart stores and our and MSREF’s ownership will each be 32.5% with SZITIC CP owning 35%. We are planning on initially developing five centers, four of which are currently under construction, with a total equity commitment of approximately $50 million.

Distributions and Stock Repurchase Program

Simon Property paid a common stock dividend of $0.76 per share in the third quarter of 2006. Simon Property is required to pay a minimum level of dividends to maintain its status as a REIT. Our dividends and limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a “non-cash” expense. Future dividends and the distributions of the Operating Partnership will be determined by Simon Property’s Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain Simon Property’s status as a REIT.

On May 11, 2006, Simon Property’s Board of Directors authorized us to repurchase up to 6,000,000 shares of our common stock subject to a maximum aggregate purchase price of $250 million over the next twelve months as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. There have been no purchases under this program since May, 2006.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(in thousands)
Funds From Operations	$369,506	$337,673	$1,086,803	$992,411
Increase in FFO from prior period (1)	9.4%	22.2%	9.5%	24.6%
Reconciliation:
Net Income	$112,995	$92,883	$336,848	$341,565
Adjustments to Net Income to Arrive at FFO:
Limited partners’ interest in the Operating Partnership and preferred distributions of the Operating Partnership	31,855	26,742	95,117	98,697
Depreciation and amortization from consolidated properties, beneficial interests and discontinued operations	209,023	202,021	633,013	619,597
Simon’s share of depreciation and amortization from unconsolidated entities	52,477	49,136	155,555	152,434
Tax provision related to sale	—	—	—	1,533
Gain on sales of real estate and discontinued operations	(9,457)	(5,550)	(51,490)	(137,937)
Minority interest portion of depreciation and amortization	(2,091)	(2,152)	(6,222)	(6,993)
Preferred distributions and dividends	(25,296)	(25,407)	(76,018)	(76,485)
FFO of the Simon Portfolio	$369,506	$337,673	$1,086,803	$992,411
Per Share Reconciliation:
Diluted net income available to common stockholders per share	$0.43	$0.34	$1.27	$1.30
Adjustments to net income to arrive at FFO:
Depreciation and amortization from consolidated properties and beneficial interests, and the Company’s share of depreciation and amortization from unconsolidated entities, net of minority interest portion of depreciation and amortization	0.92	0.89	2.80	2.72
Gain on sales of other assets, real estate and discontinued operations	(0.03)	(0.02)	(0.18)	(0.49)
Tax provision related to gain on sale	—	—	—	0.01
Impact of additional dilutive securities for FFO per share	(0.02)	(0.02)	(0.07)	(0.05)
Diluted FFO per share	$1.30	$1.19	$3.82	$3.49

(1)          Increase for 2005 includes the incremental FFO as a result of our acquisition of Chelsea Property Group.

During the first quarter of 2006, we recognized $16.4 million in FFO as a result of receipt of beneficial interests in MOAA related to a period of August 2004 through March 31, 2006. The remaining increase in diluted FFO per share was the result of the performance of our core operations.

Item 3.   Qualitative and Quantitative Disclosure About Market Risk

Sensitivity Analysis.   We disclosed a comprehensive qualitative and quantitative analysis regarding market risk in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Annual Report on Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2005.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting.   There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.   Legal Proceedings

There have been no material developments since July 1, 2006 with respect to the pending litigation disclosed in our 2005 Annual Report on Form 10-K, except that on November 2, all parties agreed to settle the lawsuit brought by Triple Five of Minnesota, Inc. on November 9, 1999 in the Federal District Court for the State of Minnesota, Fourth Judicial District (Triple Five of Minnesota, Inc. vs. Melvin Simon et al.). As disclosed in note 3 to the consolidated financial statements included in this Form 10-Q, the settlement terminated our beneficial interest in Mall of America. This action was dismissed, with prejudice, and mutual releases were delivered by all parties to the proceeding.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the quarter ended September 30, 2006.

Issuer Purchases of Equity Securities

On May 11, 2006, the Board of Directors authorized us to repurchase up to 6,000,000 shares of our common stock subject to a maximum aggregate purchase price of $250 million over the next twelve months as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. There were no purchases under this program during the third quarter of 2006.

Item 5. Other Information

During the quarter covered by this report, the Audit Committee of Simon Property’s Board of Directors approved Ernst & Young, LLP, the Company’s independent registered public accounting firm, to perform certain international tax compliance and consulting services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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
Date: November 7, 2006