Form 10-K
period 2006-12-31
SIMON PROPERTY GROUP INC /DE/
filed 2007-02-28
CIK 1063761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

SIMON PROPERTY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	001-14469 (Commission File No.)	04-6268599 (I.R.S. Employer Identification No.)

225 West Washington Street
Indianapolis, Indiana 46204
(Address of principal executive offices) (ZIP Code)

(317) 636-1600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.0001 par value	New York Stock Exchange
7.89% Series G Cumulative Step-Up Premium Rate Preferred Stock, $0.0001 par value	New York Stock Exchange
6% Series I Convertible Perpetual Preferred Stock, $0.0001 par value	New York Stock Exchange
8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 par value	New York Stock Exchange

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

Large accelerated filer ☒                      Accelerated filer ☐                      Non-accelerated filer ☐

            Indicate by checkmark whether the Registrant is a shell company (as defined in rule 12-b of the Act). YES ☐    NO ☒

            The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $17,885 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2006.

            As of January 31, 2007, Simon Property Group, Inc. had 221,575,842, 8,000 and 4,000 shares of common stock, Class B common stock and Class C common stock outstanding, respectively.

Documents Incorporated By Reference

            Portions of the Registrant's Annual Report to Stockholders are incorporated by reference into Parts I, II and IV; and portions of the Registrant's Proxy Statement in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference in Part III.

Simon Property Group, Inc. and Subsidiaries
Annual Report on Form 10-K
December 31, 2006

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

            We are engaged primarily in the ownership, development, and management of retail real estate, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of December 31, 2006, we owned or held an interest in 286 income-producing properties in the United States, which consisted of 171 regional malls, 36 Premium Outlet centers, 69 community/lifestyle centers, and 10 other shopping centers or outlet centers in 38 states and Puerto Rico (collectively, the "Properties", and individually, a "Property"). We also own interests in five parcels of land held for future development (together with the Properties, the "Portfolio"). In the United States, we have five new properties currently under development aggregating approximately 3.5 million square feet which will open during 2007 or early 2008. Internationally, we have ownership interests in 53 European shopping centers (in France, Italy and Poland), five Premium Outlet centers in Japan, and one Premium Outlet center in Mexico. We also have begun construction on a Premium Outlet center in which we will hold a 50% interest located in South Korea and, through a joint venture arrangement, we will have a 32.5% interest in five shopping centers (four of which are under construction) in China.

Operating Policies and Strategies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

  Investment Policies

            We conduct our investment activities through the Operating Partnership and its subsidiaries. Our primary business objectives are to increase Funds From Operations ("FFO") per share, operating results and the value of our Properties while maintaining a strong, stable balance sheet consistent with our financing policies. We intend to achieve these objectives by:

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
•
adding mixed-use elements to our Portfolio through our asset intensification initiatives, such as multifamily, condominiums, hotel and self-storage elements at selected locations; and
•
improving the performance of our Properties by using the economies of scale that result from our size to help control operating costs.

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

  Financing Policies

            We must comply with the covenant restrictions of the debt agreements of the Operating Partnership that limit our ratio of debt to total market valuation. For example, the Operating Partnership's lines of credit and the indentures for the Operating Partnership's debt securities contain covenants that restrict the total amount of debt of the Operating Partnership to 65%, or 60% in relation to certain debt, of total assets, as defined under the related arrangement, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for our equity securities and the debt securities of the Operating Partnership.

            If our Board of Directors ("Board") determines to seek additional capital, we may raise such capital through additional equity offerings, debt financing, creating joint ventures with existing ownership interests in Properties, retention of cash flows or a combination of these methods. Our ability to retain cash flows is subject to Code provisions requiring REITs to distribute a certain percentage of their taxable income. We must also take into account taxes that would be imposed on undistributed taxable income. If the Board determines to raise additional equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. The Board may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. This may include issuing stock in exchange for property. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock, which may be convertible into common stock. Existing stockholders will have no preemptive right to purchase shares in any subsequent offering of our securities. Any such offering could dilute a stockholder's investment in us.

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

            The ability to offer units of limited partnership interest to transferors may result in beneficial tax treatment for the transferors. This is because the exchange of units for properties may defer gain recognition for tax purposes by the transferor. It may also be advantageous for us since certain investors may be limited in the number of shares of our capital stock that they may purchase.

            If the Board determines to obtain additional debt financing, we intend to do so generally through mortgages on Properties, borrowings under our revolving lines of credit or term loan facilities, or the issuance of unsecured debt through the Operating Partnership. We may do this directly or through an entity owned or controlled by us. The mortgages may be non-recourse, recourse, or cross-collateralized. We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties.

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

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and the Board, as well as written charters for each of the standing Committees of the Board. In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees. At least a majority of the members of our Board must qualify as independent under the listing standards for New York Stock Exchange companies and cannot be affiliated with the Simon or DeBartolo families who are significant stockholders. Any transaction between us and the Simons or the DeBartolos, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of non-affiliated directors.

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

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with applicable REIT requirements of the Code, unless the Board determines that it is no longer in our best interests to qualify as a REIT. The Board may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer shares of our capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. We may engage in such activities in the future. We may issue shares of our common stock to holders of units of limited partnership interest in the Operating Partnership in future periods upon exercise of such holders' rights under the Operating Partnership agreement. We may also repurchase shares of our common stock subject to Board approval. It is our policy to not make any loans to our directors or executive officers for any purpose. We may make loans to joint ventures in which we participate.

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
  •
  negotiating leases that allow us to recover from our tenants the majority of our property operating, real estate tax, and advertising and promotion expenditures; and
  •
  executing leases that provide for percentage or overage rents and/or regular or periodic fixed contractual increases in base rents.

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

            We are the manager of substantially all our Properties held as joint venture Properties and as a result we derive revenues from management fees and other services.

            Other Revenues.    Due to our size, tenant and vendor relationships, we also generate revenues from the activities of:

  •
  Simon Brand Ventures ("Simon Brand") obtains revenues from establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances. Simon Brand revenues sources include: payment systems (including marketing fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events.
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

            International Expansion.    Our investments in properties that are under operation in Europe, Japan, and Mexico are conducted through joint ventures. In Europe, we have investments in partnerships with Groupe Auchan (known as Gallerie Commerciali Italia ("GCI") in Italy) and Ivanhoe Cambridge, Inc. (known as Simon Ivanhoe S.à.r.l. ("Simon Ivanhoe") in France and Poland). In Japan, our investments are in partnerships with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). Our Mexico investment is a joint venture with Sordo Madaleno y Asociados. We have also formed a joint venture in South Korea to develop a Premium Outlet Center. We and our partner, Shinsegae Co., Ltd. and Shinsegae International Co., Ltd. (collectively "Shinsegae"), each own 50% of this partnership. Lastly, we have formed joint ventures with Morgan Stanley Real Estate Fund ("MSREF") and SZITIC Commercial Property Co., Ltd. ("SZITIC CP") to develop five shopping centers in China. Four of these centers are currently under construction. We account for our international joint venture activities under the equity method of accounting, as defined by accounting policies generally accepted in the United States.

            We believe that the expertise we have gained through the development, leasing, management, and marketing of our Properties in the United States can be utilized in retail properties abroad. There are risks inherent in international operations that may be beyond our control which are described in the following section entitled "Risk Factors."

  Acquisitions

            The acquisition of high quality individual properties or portfolios of properties remain an integral component of our growth strategies. On November 1, 2006, we acquired the remaining 50% interest in Mall of Georgia, a regional mall Property, from our partner for $252.6 million, including the assumption of $96.0 million of debt. As a result, we now own 100% of Mall of Georgia, and the property was consolidated as of the acquisition date.

            During 2006, we also acquired an additional 15.3% net ownership in Simon Ivanhoe, increasing our ownership interest in this joint venture to 50% effective in the first quarter of 2006.

  Dispositions

            As part of our strategic plan to own high quality retail real estate, we continually evaluate our properties and sell those which no longer meet our strategic criteria. We may use the capital generated from these dispositions to invest in higher-quality and higher-growth properties. We believe that the sale of these non-core Properties will not have a material impact on our future results of operations or cash flows nor will their sale materially affect our ongoing operations. We expect that any earnings dilution from the sales on our results of operations from these dispositions will be offset by the positive impact of acquisition, development and redevelopment activities.

            During the year ended December 31, 2006, we disposed of three consolidated properties and one joint venture property in which we held a 50% interest and accounted for under the equity method. We received net proceeds of $52.7 million and recorded our share of a net gain on the disposals totaling $12.2 million. We do not believe the sale of these properties will have a material impact on our future results of operations or cash flows. We believe the disposition of these properties will enhance the average overall quality of our Portfolio. In addition, we also received capital transaction proceeds related to a beneficial interest that we held during 2006 in a mall partnership, which resulted in an $86.5 million gain, terminating our beneficial interests in this entity.

Competition

            We consider our principal competitors to be ten other major United States or internationally publicly-held companies that own or operate regional malls, outlet centers, and other shopping centers in the United States and abroad. We also compete with many commercial developers, real estate companies and other owners of retail real estate that operate in our trade areas. Some of our Properties and investments are of the same type and are within the same market area as competitor properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage. In addition, our Properties compete against other forms of retailing, such as catalog and e-commerce websites, that offer retail products and services.

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
  •
  our mall marketing initiatives and consumer focused strategic corporate alliances, including those developed by Simon Brand and Simon Business; and
  •
  our ability to use our size to reduce the total occupancy cost of our tenants.

            Our size reduces our dependence upon individual retail tenants. Approximately 4,200 different retailers occupy more than 24,000 stores in our Properties and no retail tenant represents more than 3.8% of our Properties' total minimum rents.

Certain Activities

            During the past three years, we have:

  •
  issued 7,365,739 shares of common stock upon the conversion of common units of limited partnership interest in the Operating Partnership;
  •
  issued 1,181,241 restricted shares of common stock, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan (the "1998 Plan");
  •
  issued 1,014,066 shares of common stock upon exercise of stock options under 1998 Plan;
  •
  purchased and retired 181,000 shares of common stock;
  •
  purchased 3,132,700 shares of common stock in the open market;
  •
  issued 12,978,795 shares of common stock in the Chelsea Property Group, Inc. ("Chelsea") acquisition;
  •
  issued 222,933 shares of common stock upon the conversion of 283,907 shares of Series I Preferred Stock;
  •
  repurchased 78,012 shares of Series H preferred stock in 2004;
  •
  issued 1,156,039 shares of Series D preferred stock in 2004 upon the conversion of Series D preferred units and repurchased 1,156,039 shares of Series D preferred stock in 2004;
  •
  redeemed all of the 1,000,000 shares of Series E preferred stock;
  •
  redeemed all of the 8,000,000 shares of Series F preferred stock;
  •
  issued 13,261,712 shares of Series I preferred stock in the Chelsea acquisition;
  •
  issued 803,948 shares of Series I preferred stock upon the exchange of Series I preferred units;
  •
  issued 796,948 shares of Series J preferred stock in the Chelsea acquisition;
  •
  issued and repurchased 8,000,000 shares of Series K preferred stock in 2006;
  •
  borrowed a maximum amount of $2.0 billion under our unsecured revolving credit facility; the outstanding amount of borrowings under this facility as of December 31, 2006 was $305.1 million;
  •
  as a co-borrower with the Operating Partnership, borrowed $1.8 billion under an unsecured acquisition facility in connection with the Chelsea acquisition, that has been fully repaid as of December 31, 2006;
  •
  provided annual reports containing financial statements certified by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.
  •
  not made loans to other entities or persons, including our officers and directors, other than to certain joint venture properties;
  •
  not invested in the securities of other issuers for the purpose of exercising control, other than the Operating Partnership, certain wholly-owned subsidiaries and to acquire interests in real estate;
  •
  not underwritten securities of other issuers; and
  •
  not engaged in the purchase and sale or turnover of investments for the purpose of trading.

Employees

            At January 26, 2007, we and our affiliates employed approximately 4,300 persons at various properties and offices throughout the United States, of which approximately 1,600 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, IN and 140 were located at our Chelsea offices in Roseland, NJ.

Corporate Headquarters

            Our corporate headquarters are located at 225 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636-1600.

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

Executive Officers of the Registrant

            The following table sets forth certain information with respect to the executive officers of Simon Property as of December 31, 2006.

Name	Age	Position
Melvin Simon (1)	80	Co-Chairman
Herbert Simon (1)	72	Co-Chairman
David Simon (1)	45	Chief Executive Officer
Richard S. Sokolov	57	President and Chief Operating Officer
Gary L. Lewis	48	Executive Vice President — Leasing
Stephen E. Sterrett	51	Executive Vice President and Chief Financial Officer
J. Scott Mumphrey	55	Executive Vice President — Property Management
John Rulli	50	Executive Vice President — Chief Operating Officer — Operating Properties
James M. Barkley	55	General Counsel; Secretary
Andrew A. Juster	54	Senior Vice President and Treasurer

(1)
Melvin Simon is the brother of Herbert Simon and the father of David Simon.

            Set forth below is a summary of the business experience of the executive officers of Simon Property. The executive officers of Simon Property serve at the pleasure of the Board. For biographical information of Melvin Simon, Herbert Simon, David Simon, Richard S. Sokolov, Stephen E. Sterrett, and James M. Barkley, see Item 10 of this report.

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

Item 1A. Risk Factors

            The following factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. You should not consider this list to be a complete statement of all potential risks or uncertainties. Past performance should not be considered an indication of future performance.

Risks Relating to Debt and the Financial Markets

  We have a substantial debt burden that could affect our future operations.

            As of December 31, 2006, our consolidated mortgages and other indebtedness, excluding the related premium and discount, totaled $15.3 billion, of which approximately $1.7 billion matures during 2007, including recurring principal amortization. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the Property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the Property. Should such events occur, our operations may be adversely affected. If a Property is mortgaged to secure payment of indebtedness and income from the Property is insufficient to pay that indebtedness, the Property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

  We depend on external financings for our growth and ongoing debt service requirements.

            We depend primarily on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit rating, the willingness of banks to lend to us and conditions in the capital markets in general. We cannot assure you that we will be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing available to us will be on acceptable terms.

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

            As of December 31, 2006, approximately $0.8 billion of our total consolidated debt, adjusted to reflect outstanding derivative instruments, was subject to floating interest rates. In a rising interest rate environment, these debt service costs will increase. Increased debt service costs would adversely affect our cash flow. The impact of changes in market rates of interest on the fair value of our debt and, in turn, our future earnings and cash flows appears elsewhere in this report.

Factors Affecting Real Estate Investments and Operations

  We face risks associated with the acquisition, development and expansion of properties.

            We regularly acquire and develop new properties and expand and redevelop existing Properties, and these activities are subject to various risks. We may not be successful in pursuing acquisition, development or redevelopment/expansion opportunities. In addition, newly acquired, developed or redeveloped/expanded properties may not perform as well as expected. We are subject to other risks in connection with any acquisition, development and redevelopment/expansion activities, including the following:

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

            Although we believe that our Portfolio is in substantial compliance with Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances, this belief is based on limited testing. Nearly all of our Properties have been subjected to Phase I or similar environmental audits. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our results of operations or financial condition. However, we cannot assure you that:

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

            Our concentration in the retail real estate market means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions, consumer confidence and terrorist activities. Any one or more of these factors could adversely affect our results of operations or financial condition.

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

  Some of our Properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of or a store closure by one or more of these tenants.

            Regional malls are typically anchored by department stores and other large nationally recognized tenants. The value of some of our Properties could be adversely affected if these tenants fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations. Department store and larger store, also referred to as "big box", consolidations typically result in the closure of existing stores or duplicate or geographically overlapping store locations. We do not control the disposition of those department stores or larger stores that we do not own. We also may not control the vacant space that is not re-leased in those stores we do own. Other tenants may be entitled to modify the terms of their existing leases in the event of such closures. The modification could be unfavorable to us as the lessor and could decrease rents or expense recovery charges. Additionally, major tenant closures may result in decreased customer traffic which could lead to decreased sales at other stores. If the sales of stores operating in our Properties were to decline significantly due to closing of anchors, economic conditions, or other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

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

Risks Relating to Joint Venture Properties

  We have limited control with respect to some of our Properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance the Properties.

            As of December 31, 2006, we owned interests in 146 income-producing properties with other parties. Of those, 19 Properties are included in our consolidated financial statements. We account for the other 127 properties under the equity method of accounting, which we refer to as joint venture properties. We serve as general partner or property manager for 58 of these 127 properties; however, certain major decisions, such as selling or refinancing these properties, require the consent of the other owners. Of these properties we do not serve as general partner or property manager, 59 are in our international joint ventures. The other owners also have other participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

  We guarantee debt or otherwise provide support for a number of joint venture Properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture Property. As of December 31, 2006, we have loan guarantees and other guarantee obligations to support $43.6 million and $19.0 million, respectively, of our total $3.5 billion share of joint venture mortgage and other indebtedness. A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit.

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

            We hold interests in joint venture properties that are under operation in Europe, Japan and Mexico. We have also established arrangements to develop joint venture properties in China and South Korea, and expect to pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic Properties and operations. These risks include:

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

            Although our international activities currently are a relatively small portion of our business (international properties represented less than 7% of the GLA of all of our properties at December 31, 2006), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

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

            On October 22, 2004, President Bush signed the American Jobs Creation Act which included several provisions of the REIT Improvement Act, which added some flexibility to the REIT rules. This Act provided for monetary penalties in lieu of REIT disqualification. This better matches the severity of the penalty to the REIT's error and therefore reduces the possibility of disqualification.

Item 1B. Unresolved Staff Comments

            None.

Item 2. Properties

  United States Properties

            Our Properties primarily consist of regional malls, Premium Outlet centers, community/lifestyle centers, and other properties. Our Properties contain an aggregate of approximately 200 million square feet of GLA, of which we own approximately 120.2 million square feet ("Owned GLA"). Total estimated retail sales at the Properties in 2006 were approximately $53 billion.

            Regional malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores ("Mall" stores) connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. Our 171 regional malls are generally enclosed centers and range in size from approximately 400,000 to 2.0 million square feet of GLA. Our regional malls contain in the aggregate more than 17,800 occupied stores, including approximately 675 anchors, which are mostly national retailers.

            Premium Outlet centers generally contain a wide variety of retailers located in open-air manufacturers' outlet centers. Our 36 Premium Outlet centers range in size from approximately 200,000 to 600,000 square feet of GLA. The Premium Outlet centers are generally located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., and San Francisco; or within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas, and Honolulu.

            Community/lifestyle centers are generally unenclosed and smaller than our regional malls. Our 69 community/lifestyle centers generally range in size from approximately 100,000 to 600,000 square feet of GLA. Community/lifestyle centers are designed to serve a larger trade area and typically contain anchor stores and other tenants that are usually national retailers among the leaders in their markets. These tenants generally occupy a significant portion of the GLA of the center. We also own traditional community shopping centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we own open-air centers adjacent to our regional malls designed to take advantage of the drawing power of the mall.

            We also have interests in 10 other shopping centers or outlet centers. These other Properties range in size from approximately 85,000 to 300,000 square feet of GLA. The combined other Properties represent less than 1% of our total operating income before depreciation.

            The following table provides representative data for our Properties as of December 31, 2006:

	Regional Malls	Premium Outlet Centers	Community/ Lifestyle Centers	Other Properties
% of total Property annualized base rent	80.7%	12.8%	6.1%	0.4%
% of total Property GLA	82.8%	6.9%	9.5%	0.8%
% of Owned Property GLA	76.0%	11.6%	11.1%	1.3%

            As of December 31, 2006, approximately 93.2% of the Mall and Freestanding Owned GLA in regional malls and the retail space of the other Properties was leased, approximately 99.4% of Owned GLA in the Premium Outlet centers was leased and approximately 93.2% of Owned GLA in the community/lifestyle centers was leased.

            We own 100% of 199 of our 286 Properties, effectively control 19 Properties in which we have a joint venture interest, and hold the remaining 68 Properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 276 of our Properties. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions at any time, which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

            The following property table summarizes certain data on our regional malls, Premium Outlet centers, and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2006.

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
	REGIONAL MALLS
1.	Alton Square	IL	Alton (St. Louis)	Fee	100.0%		Acquired 1993	64.3%	426,315	211,655		637,970	Macy's, JCPenney, Sears, Old Navy
2.	Anderson Mall	SC	Anderson (Greenville)	Fee	100.0%		Built 1972	95.8%	404,394	229,988		634,382	Belk Ladies Fashion Store, Belk Men's & Home Store, JCPenney, Sears
3.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	95.9%	229,011	213,619		442,630	Belk, JCPenney, Sears, Dick's Sporting Goods (6)
4.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	95.8%	191,395	310,130	(18)	501,525	Marshalls, The Home Depot, Linens 'n Things, Filene's Basement, Old Navy
5.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1	% (4)	Acquired 1999	99.4%	—	205,751		205,751	Borders Books & Music
6.	Auburn Mall	MA	Auburn (Boston)	Fee	49.1	% (4)	Acquired 1999	93.3%	417,620	174,350		591,970	Macy's, Macy's Home Store, Sears
7.	Aventura Mall (1)	FL	Miami Beach	Fee	33.3	% (4)	Built 1983	96.1%	1,257,638	662,622		1,920,260	Bloomingdale's, Macy's, Macy's Mens & Home Furniture, JCPenney, Sears, Nordstrom (6)
8.	Avenues, The	FL	Jacksonville	Fee	25.0	% (4) (2)	Built 1990	99.1%	754,956	362,409		1,117,365	Belk, Dillard's, JCPenney, Parisian (19), Sears
9.	Bangor Mall	ME	Bangor	Fee	66.4	% (15)	Acquired 2003	92.2%	416,582	237,494		654,076	Macy's, JCPenney, Sears, Dick's Sporting Goods
10.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	97.5%	922,266	508,229		1,430,495	Nordstrom, Macy's, Dillard's Women's & Home, Dillard's Men's & Children's, JCPenney, Sears
11.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	92.1%	770,111	433,482		1,203,593	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears
12.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	98.1%	447,508	267,756		715,264	Younkers, Elder-Beerman, Kohl's, ShopKo
13.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	99.3%	355,557	328,588		684,145	Macy's, Sears, Barnes & Noble, Bed Bath & Beyond
14.	Boynton Beach Mall	FL	Boynton Beach (W. Palm Beach)	Fee	100.0%		Built 1985	87.7%	714,210	300,364		1,014,574	Macy's, Dillard's Men's & Home, Dillard's Women, JCPenney, Sears
15.	Brea Mall	CA	Brea (Orange County)	Fee	100.0%		Acquired 1998	99.6%	874,802	443,789		1,318,591	Nordstrom, Macy's, JCPenney, Sears
16.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	99.8%	427,730	200,966		628,696	Dillard's, JCPenney, Sears
17.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	98.6%	467,626	299,792		767,418	Macy's, JCPenney, Barnes & Noble
18.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	96.8%	642,411	432,201		1,074,612	Macy's, Lord & Taylor, Sears, Nordstrom (20)
19.	Cape Cod Mall	MA	Hyannis (Barnstable — Yarmouth)	Ground Leases (2009-2073) (7)	49.1	% (4)	Acquired 1999	98.9%	420,199	303,618		723,817	Macy's, Macy's, Sears, Best Buy, Marshalls, Barnes & Noble
20.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	97.3%	908,481	352,398		1,260,879	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Borders Books & Music (6)
21.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	85.8%	831,439	459,191	(18)	1,290,630	Macy's, Macy's Furniture Galleries, JCPenney, Sears, Dick's Sporting Goods, Steve & Barry's University Sportswear
22.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	100.0%	381,153	190,533		571,686	Belk Women's & Children's, Belk Men's & Home, JCPenney, Sears
23.	Chautauqua Mall	NY	Lakewood (Jamestown)	Fee	100.0%		Built 1971	84.4%	213,320	218,858		432,178	Sears, JCPenney, Bon Ton, Office Max

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
24.	Chesapeake Square	VA	Chesapeake (Norfolk — VA Beach)	Fee and Ground Lease (2062)	75.0	% (12)	Built 1989	93.0%	534,760	271,842		806,602	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, Target
25.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2012) (7)	100.0%		Built 1974	96.7%	793,716	443,825		1,237,541	Macy's, Dillard's Women's & Furniture, Dillard's Men's, Children's & Home, JCPenney, Sears
26.	Circle Centre	IN	Indianapolis	Property Lease (2098)	14.7	% (4) (2)	Built 1995	87.0%	350,000	435,963	(18)	785,963	Nordstrom, Carson Pirie Scott
27.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	94.6%	424,636	594,758		1,019,394	Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, Old Navy, PetsMart, Pier 1 Imports, Ross Dress for Less, Cost Plus World Market, T.J. Maxx
28.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0	% (4)	Acquired 2005	77.2%	547,090	309,812		856,902	Macy's, JCPenney, Gottschalk's, (8)
29.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	88.7%	356,887	286,028		642,915	Macy's, Sears, Target, Dick's Sporting Goods, Bed Bath & Beyond, Pier One (6)
30.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	92.0%	408,052	346,895		754,947	Macy's, Macy's Mens & Children, JCPenney, Sears, Toys 'R Us, Barnes & Noble
31.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	98.0%	150,847	1,080,822	(18)	1,231,669	Nieman Marcus, Barneys New York
32.	Coral Square	FL	Coral Springs (Miami — Ft. Lauderdale)	Fee	97.2%		Built 1984	96.9%	648,144	296,802		944,946	Macy's Mens, Children & Home, Macy's Women, Dillard's, JCPenney, Sears
33.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	90.4%	395,875	463,085		858,960	Dillard's Men's, Dillard's Women's, Parisian (19), Best Buy, Bed, Bath & Beyond, Cost Plus World Market, Ross Dress for Less
34.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	96.9%	631,556	409,278		1,040,834	Macy's, Dillard's, JCPenney, Sears, Mervyn's
35.	Crossroads Mall	NE	Omaha	Fee	100.0%		Acquired 1994	63.0%	522,119	231,298		753,417	Dillard's, Sears, Target, Barnes & Noble, Old Navy
36.	Crystal Mall	CT	Waterford (New London — Norwich)	Fee	74.6	% (4)	Acquired 1998	92.1%	442,311	351,861		794,172	Macy's, JC Penney, Sears, Old Navy, (17)
37.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	76.5%	302,495	121,844		424,339	JCPenney, Sears, Belk, Kmart
38.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	96.9%	1,132,072	335,524		1,467,596	Saks Fifth Avenue, Nordstrom, Macy's, Macy's Children & Home, JCPenney
39.	DeSoto Square	FL	Bradenton (Sarasota — Bradenton)	Fee	100.0%		Built 1973	96.9%	435,467	244,499		679,966	Macy's, Dillard's, JCPenney, Sears
40.	Eastland Mall	IN	Evansville	Fee	50.0	% (4)	Acquired 1998	94.8%	489,144	375,307		864,451	Macy's, JCPenney, Bed Bath & Beyond, Marshalls, Dillard's (6)
41.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	93.0%	742,667	310,695		1,053,362	Dillard's, Macy's Mens, Children & Home, Macy's Women, JCPenney, Sears
42.	Emerald Square	MA	North Attleboro (Providence — Fall River)	Fee	49.1	% (4)	Acquired 1999	94.2%	647,372	375,125		1,022,497	Macy's, Macy's Mens & Home Store, JCPenney, Sears

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
43.	Empire Mall (1)	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	50.0	% (4)	Acquired 1998	92.4%	497,341	548,004		1,045,345	Macy's, Younkers, JCPenney, Sears, Gordmans, Old Navy
44.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	98.0%	472,729	517,384	(18)	990,113	Nordstrom, Macy's
45.	Fashion Mall at Keystone	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	99.0%	249,721	433,601	(18)	683,322	Saks Fifth Avenue, Parisian (16), Crate & Barrel, Nordstrom (20)
46.	Fashion Valley Mall	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	100.0%	1,053,305	655,681		1,708,986	Saks Fifth Avenue, Neiman-Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney
47.	Firewheel Town Center	TX	Garland	Fee	100.0%		Built 2005	95.7%	298,857	618,845	(18)	917,702	Dillard's, Macy's, Barnes & Noble, Circuit City, Linens 'n Things, Old Navy, Pier One, DSW, Cost Plus World Market
48.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	99.8%	1,232,416	615,288		1,847,704	Saks Fifth Avenue, Nordstrom, Macy's, Dillard's, JCPenney, Sears, (8)
49.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	93.4%	327,260	174,031		501,291	JCPenney, Kohl's, Younkers, Sears
50.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	99.4%	—	635,939		635,939
51.	Galleria, The	TX	Houston	Fee and Ground Lease (2029) (7)	31.5	% (4)	Acquired 2002	93.9%	1,164,982	1,185,561		2,350,543	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's (2 locations), Borders Books & Music, University Club
52.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0	% (4)	Acquired 1998	90.9%	500,809	535,456		1,036,265	JCPenney, Sears, Boscov's
53.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	90.0%	879,300	378,525		1,257,825	Dillard's Men's, Dillard's Women's, Macy's, JCPenney, Sears
54.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2009) (7)	49.1	% (4)	Acquired 1999	92.6%	132,634	298,732	(18)	431,366	Marshalls, T.J. Maxx 'N More, Best Buy, DSW
55.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	99.0%	754,928	408,820		1,163,748	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble (6)
56.	Gulf View Square	FL	Port Richey (Tampa — St. Pete)	Fee	100.0%		Built 1980	98.4%	461,852	292,028		753,880	Macy's, Dillard's, JCPenney, Sears, Best Buy, Linens 'n Things
57.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	50.0	% (4)	Acquired 1998	89.5%	843,609	434,254		1,277,863	Macy's, Parisian (19), JCPenney, Sears, (17)
58.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017) (7)	100.0%		Acquired 1998	98.3%	902,400	328,159		1,230,559	Macy's, Dillard's, JCPenney, Sears, Belk
59.	Highland Mall (1)	TX	Austin	Fee and Ground Lease (2070)	50.0	% (4)	Acquired 1998	86.2%	732,000	359,126		1,091,126	Dillard's Women's & Home, Dillard's Men's & Children's, Macy's
60.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	98.6%	499,284	526,154		1,025,438	Dillard's, Macy's, Sears
61.	Indian River Mall	FL	Vero Beach	Fee	50.0	% (4)	Built 1996	94.9%	445,552	302,881		748,433	Dillard's, Macy's, JCPenney, Sears
62.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	93.9%	750,888	375,484		1,126,372	Dillard's, Dillard's Home Store, Macy's, JCPenney, Sears, Bealls
63.	Irving Mall	TX	Irving (Dallas — Ft. Worth)	Fee	100.0%		Built 1971	98.1%	637,415	406,712		1,044,127	Macy's, Dillard's, Sears, Circuit City, Burlington Coat Factory, (8)
64.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	96.3%	310,095	278,290		588,385	Macy's, Sears

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
65.	King of Prussia Mall	PA	King of Prussia (Philadelphia)	Fee	12.4	% (4) (15)	Acquired 2003	96.4%	1,545,812	1,065,157	(18)	2,610,969	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's (Plaza), Macy's (Court), JCPenney, Sears
66.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	94.0%	597,028	384,086		981,114	Dillard's, JCPenney, Belk, Sears, The Rush Fitness Center
67.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	99.9%	776,397	427,124		1,203,521	Macy's, Macy's Home Store, Dillard's, JCPenney, Sears, Bealls, Joe Brand
68.	Lafayette Square	IN	Indianapolis	Fee	100.0%		Built 1968	81.4%	937,223	269,504		1,206,727	Macy's, Sears, Burlington Coat Factory, Steve & Barry's University Sportswear, (8)
69.	Laguna Hills Mall	CA	Laguna Hills (Orange County)	Fee	100.0%		Acquired 1997	88.6%	536,500	329,260		865,760	Macy's, JCPenney, Sears
70.	Lake Square Mall	FL	Leesburg (Orlando)	Fee	50.0	% (4)	Acquired 1998	85.3%	296,037	264,953		560,990	JCPenney, Sears, Belk, Target, Best Buy (6)
71.	Lakeline Mall	TX	Austin	Fee	100.0%		Built 1995	97.3%	745,179	355,783		1,100,962	Dillard's, Macy's, JCPenney, Sears
72.	Lehigh Valley Mall	PA	Whitehall (Allentown — Bethlehem)	Fee	37.6	% (4) (15)	Acquired 2003	98.7%	564,353	482,855	(18)	1,047,208	Macy's, Boscov's, JCPenney, Linens 'n Things, Barnes & Noble (6)
73.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	93.3%	821,356	628,752		1,450,108	Neiman Marcus, Bloomingdale's, Macy's
74.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	97.7%	498,000	359,251		857,251	Marshalls, The Sports Authority, Target, Bed, Bath & Beyond, Kohl's, Super Stop & Shop, Best Buy, Staples, AC Moore, Old Navy, Pier 1 Imports, K&G Fashion Superstore
75.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	95.2%	541,861	203,770		745,631	Macy's, JCPenney, Elder-Beerman, Sears
76.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	94.0%	220,830	201,110		421,940	Kohl's, Carson Pirie Scott
77.	Lindale Mall (1)	IA	Cedar Rapids	Fee	50.0	% (4)	Acquired 1998	84.3%	305,563	388,024		693,587	Von Maur, Sears, Younkers
78.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	96.3%	616,128	363,871		979,999	Macy's, Lord & Taylor, Sears, Steve & Barry's
79.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	87.1%	402,843	209,472		612,315	Dillard's, JCPenney, Sears, Bealls, (17)
80.	Mall at Chestnut Hill	MA	Newton (Boston)	Lease (2039) (9)	47.2	% (4)	Acquired 2002	97.0%	297,253	180,109		477,362	Bloomingdale's, Bloomingdale's Home Furnishing and Men's Store
81.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	24.6	% (4)	Acquired 1999	97.5%	638,111	381,676		1,019,787	Macy's, JCPenney, Sears, (8)
82.	Mall at The Source, The	NY	Westbury (New York)	Fee	25.5	% (4) (2)	Built 1997	96.0%	210,798	515,250		726,048	Fortunoff, Off 5th-Saks Fifth Avenue, Nordstrom Rack, Circuit City, David's Bridal, Steve & Barry's, Golf Galaxy
83.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	91.8%	1,069,590	716,341		1,785,931	Nordstrom, Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Bed Bath & Beyond
84.	Mall of New Hampshire	NH	Manchester (Boston)	Fee	49.1	% (4)	Acquired 1999	97.9%	444,889	362,807		807,696	Macy's, JCPenney, Sears, Best Buy, Old Navy, A.C. Moore
85.	Maplewood Mall	MN	Minneapolis	Fee	100.0%		Acquired 2002	92.0%	588,822	341,972		930,794	Macy's, JCPenney, Sears, Kohl's, Barnes & Noble
86.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	94.8%	273,094	141,692		414,786	Sears, Target, (8)

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
87.	McCain Mall	AR	N. Little Rock	Fee and Ground Lease (2032) (10)	100.0%		Built 1973	93.5%	554,156	221,474		775,630	Dillard's, JCPenney, Sears, M.M. Cohn
88.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	90.5%	416,167	294,373		710,540	Macy's, Dillard's Men's, Children's & Home, Dillard's Women's, JCPenney, Dick's Sporting Goods, Circuit City
89.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	95.4%	527,591	756,358	(18)	1,283,949	Nordstrom, Macy's, Barnes & Noble, Steve & Barry's
90.	Mesa Mall (1)	CO	Grand Junction	Fee	50.0	% (4)	Acquired 1998	89.2%	441,208	443,015		884,223	Sears, Herberger's, JCPenney, Target, Mervyn's
91.	Miami International Mall	FL	South Miami	Fee	47.8	% (4)	Built 1982	97.5%	778,784	294,825		1,073,609	Macy's Mens & Home, Macy's Women & Children, Dillard's, JCPenney, Sears
92.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	92.3%	339,113	279,430		618,543	Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Bealls, Ross Dress for Less
93.	Miller Hill Mall	MN	Duluth	Ground Lease (2008)	100.0%		Built 1973	97.4%	429,508	379,884		809,392	JCPenney, Sears, Younkers, Barnes & Noble, Old Navy, DSW
94.	Montgomery Mall	PA	Montgomeryville (Philadelphia)	Fee	53.5	% (15)	Acquired 2003	90.9%	684,855	434,306		1,119,161	Macy's, JCPenney, Sears, Boscov's
95.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	90.5%	435,756	204,894		640,650	Macy's, JCPenney, Sears, Elder Beerman
96.	Nanuet Mall	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	74.7%	583,711	331,764		915,475	Macy's, Boscov's, Sears
97.	North East Mall	TX	Hurst (Dallas — Ft. Worth)	Fee	100.0%		Built 1971	95.2%	1,194,589	452,659		1,647,248	Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods (6)
98.	Northfield Square Mall	IL	Bourbonnais (Chicago)	Fee	31.6	% (12)	Built 1990	79.0%	310,994	246,672		557,666	Carson Pirie Scott Women's, Carson Pirie Scott Men's, Children's & Home, JCPenney, Sears
99.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	98.2%	688,391	291,003		979,394	Nordstrom, Macy's, JCPenney, Toys 'R Us, Barnes & Noble (6), Bed Bath & Beyond (6), DSW (6)
100.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	96.4%	665,745	296,626		962,371	Macy's, Parisian (19), JCPenney, Sears
101.	NorthPark Mall	IA	Davenport	Fee	50.0	% (4)	Acquired 1998	84.7%	650,456	423,484		1,073,940	Dillard's, Von Maur, Younkers, JCPenney, Sears
102.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1	% (4)	Acquired 1999	91.3%	677,433	688,876		1,366,309	Macy's, JCPenney, Sears, Filene's Basement, Nordstrom (20), Macy's Home (6)
103.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	93.8%	472,969	221,068		694,037	Macy's, JCPenney, Sears
104.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	91.3%	532,817	314,264	(18)	847,081	Dillard's, Dillard's Mens, Macy's
105.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	93.9%	616,443	274,856		891,299	Macy's, Boscov's, JCPenney, Sears
106.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	94.8%	528,551	381,658		910,209	Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods (6)
107.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	98.2%	773,295	437,045		1,210,340	Macy's, Carson Pirie Scott, JCPenney, Sears
108.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	63.2	% (15)	Acquired 2003	94.0%	762,558	558,957	(18)	1,321,515	Macy's, JCPenney, Sears, Boscov's
109.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	93.7%	387,378	167,723		555,101	Macy's, JCPenney, Sears, Belk
110.	Palm Beach Mall	FL	West Palm Beach	Fee	100.0%		Built 1967	92.2%	749,288	335,086		1,084,374	Dillard's, Macy's, JCPenney, Sears, Borders Books & Music, DSW
111.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	99.4%	588,137	462,542		1,050,679	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney
112.	Pheasant Lane Mall	NH	Nashua (Boston)	(14)	(14)		Acquired 2002	96.7%	675,759	313,615		989,374	Macy's, JCPenney, Sears, Target

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
113.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	98.9%	472,385	347,202		819,587	Saks Fifth Avenue, Nordstrom, Parisian (19)
114.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	97.1%	504,796	609,476	(18)	1,114,272	JCPenney, Sears
115.	Port Charlotte Town Center	FL	Port Charlotte (Punta Gorda)	Fee	80.0	% (12)	Built 1989	87.6%	458,251	323,692		781,943	Dillard's, Macy's, JCPenney, Bealls, Sears, DSW
116.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025) (7)	100.0%		Built 1972	90.2%	644,124	177,626		821,750	Dillard's, Macy's, JCPenney, Sears
117.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	38.0	% (4) (15)	Acquired 2003	97.5%	686,760	412,636		1,099,396	Macy's, Lord & Taylor, JCPenney, Sears, Old Navy
118.	Raleigh Springs Mall	TN	Memphis	Fee and Ground Lease (2018) (7)	100.0%		Built 1971	66.0%	691,230	226,100		917,330	Sears, (8), (17)
119.	Richardson Square Mall	TX	Richardson (Dallas — Ft. Worth)	Fee	100.0%		Built 1977	28.6%	460,055	284,240		744,295	Dillard's, Sears, Super Target, Ross Dress for Less
120.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	98.9%	685,251	331,663		1,016,914	Macy's, JCPenney, Sears, Barnes & Noble, Steve & Barry's
121.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	88.5%	834,588	533,914	(18)	1,368,502	Macy's, Carson Pirie Scott, JCPenney, Sears
122.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	97.5%	786,626	462,038		1,248,664	Macy's, Lord & Taylor, JCPenney, Sears
123.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	83.5%	596,308	288,109		884,417	Dillard's, Macy's, JC Penney, Sears
124.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	94.9%	1,430,425	778,656	(18)	2,209,081	Bloomingdale's, Bloomingdale's Furniture Gallery, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods
125.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	98.5%	622,215	406,902		1,029,117	Macy's, JCPenney, Sears, Nordstrom (20)
126.	Rushmore Mall (1)	SD	Rapid City	Fee	50.0	% (4)	Acquired 1998	88.6%	470,660	362,653		833,313	JCPenney, Herberger's, Sears, Hobby Lobby, Target
127.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	96.9%	428,258	270,565		698,823	Macy's, Mervyn's, Sears
128.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0	% (4) (2)	Built 1995	94.1%	768,798	367,781		1,136,579	Macy's, Dillard's, Belk, JCPenney, Sears
129.	Shops at Mission Viejo, The	CA	Mission Viejo (Orange County)	Fee	100.0%		Built 1979	100.0%	677,215	472,585		1,149,800	Saks Fifth Avenue, Nordstrom, Macy's (2 locations)
130.	Shops at Sunset Place, The	FL	Miami	Fee	37.5	% (4) (2)	Built 1999	96.0%	—	510,056		510,056	NikeTown, Barnes & Noble, GameWorks, Virgin Megastore, Z Gallerie, LA Fitness
131.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4)	Acquired 1995	95.9%	666,283	416,035		1,082,318	Macy's, Macy's Furniture, JCPenney, Sears, Dick's Sporting Goods (6), Barnes & Noble (6)
132.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1	% (4)	Acquired 1999	93.0%	538,843	371,326		910,169	Macy's, JCPenney, Sears, Linens 'n Things
133.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	97.6%	655,987	485,604		1,141,591	Macy's, Sears, Boscov's, Barnes & Noble
134.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	96.3%	547,287	613,809		1,161,096	Macy's, Lord & Taylor, Sears, Nordstrom (20)
135.	Southern Hills Mall (1)	IA	Sioux City	Fee	50.0	% (4)	Acquired 1998	87.2%	372,937	431,916		804,853	Younkers, JCPenney, Sears, Sheel's Sporting Goods, Barnes & Noble
136.	Southern Park Mall	OH	Boardman (Youngstown)	Fee	100.0%		Built 1970	94.9%	811,858	383,660		1,195,518	Macy's, Dillard's, JCPenney, Sears
137.	SouthPark Mall	IL	Moline (Davenport — Moline)	Fee	50.0	% (4)	Acquired 1998	87.7%	578,056	447,804		1,025,860	Dillard's, Von Maur, Younkers, JCPenney, Sears, Old Navy
138.	SouthPark	NC	Charlotte	Fee & Ground Lease (2040) (11)	100.0%		Acquired 2002	99.8%	1,044,742	530,839		1,575,581	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
139.	SouthRidge Mall (1)	IA	Des Moines	Fee	50.0	% (4)	Acquired 1998	76.6%	388,752	523,443		912,195	JCPenney, Younkers, Sears, Target, (8)
140.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	38.0	% (4) (15)	Acquired 2005	87.5%	367,176	221,489		588,665	Macy's, (8)
141.	Square One Mall	MA	Saugus (Boston)	Fee	49.1	% (4)	Acquired 1999	94.4%	608,601	324,669		933,270	Macy's, Sears, Best Buy, T.J. Maxx N More, Best Buy, Old Navy, Dick's Sporting Goods (6)
142.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	96.7%	631,602	350,574		982,176	Macy's, Macy's Home Store, JCPenney, Sears, Kohl's, Dick Sporting Goods
143.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	100.0%	653,291	379,212		1,032,503	Dillard's, Target, Ashley Furniture Home Store, Barnes & Noble, Dick's Clothing & Sporting Goods, Ross Dress for Less, Staples, DSW, JoAnn Fabrics, PetsMart, Old Navy
144.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquried 2003	97.7%	849,153	528,750	(18)	1,377,903	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Macy's Mens Store
145.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	93.0%	432,936	330,976		763,912	Dillard's Women's & Children's, Dillard's Men's & Home, Macy's
146.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	94.4%	575,837	342,234		918,071	Macy's, Dillard's Women's & Children's, Dillard's Men's & Home, Mervyn's, Sears
147.	Tacoma Mall	WA	Tacoma	Fee	100.0%		Acquired 1987	98.9%	924,045	407,010		1,331,055	Nordstrom, Macy's, JCPenney, Sears, Mervyn's
148.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	89.8%	537,790	322,694		860,484	Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, H.H. Gregg
149.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	85.2%	676,637	401,903		1,078,540	Macy's, Dillard's, JCPenney, Sears
150.	Town Center at Boca Raton	FL	Boca Raton (W. Palm Beach)	Fee	100.0%		Acquired 1998	99.3%	1,085,312	493,628		1,578,940	Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel (6)
151.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	50.0	% (4)	Acquired 1998	96.1%	866,381	406,050		1,272,431	Macy's, Macy's Home & Furniture, Parisian (19), JCPenney, Sears
152.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	88.0%	779,490	358,838		1,138,328	Dillard's, Von Maur, JCPenney, Sears
153.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	83.1%	619,269	332,287		951,556	Dillard's Women's & Home, Dillard's Men's & Children, JCPenney, Sears, Dick's Sporting Goods
154.	Treasure Coast Square	FL	Jensen Beach (Ft. Pierce)	Fee	100.0%		Built 1987	92.8%	511,372	350,369		861,741	Macy's, Dillard's, JCPenney, Sears, Borders Books & Music
155.	Tyrone Square	FL	St. Petersburg (Tampa — St. Pete)	Fee	100.0%		Built 1972	96.2%	748,269	372,971		1,121,240	Macy's, Dillard's, JCPenney, Sears, Borders Books & Music
156.	University Mall	AR	Little Rock	Ground Lease (2026)	100.0%		Built 1967	62.0%	364,992	153,534		518,526	JCPenney, M.M. Cohn, (8)
157.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	85.0%	478,449	230,952		709,401	JCPenney, Sears, Belk
158.	University Park Mall	IN	Mishawaka (South Bend)	Fee	60.0%		Built 1979	95.3%	499,876	319,620		819,496	Macy's, JCPenney, Sears
159.	Upper Valley Mall	OH	Springfield (Dayton — Springfield)	Fee	100.0%		Built 1971	77.7%	479,418	262,978		742,396	Macy's, JCPenney, Sears, Elder-Beerman
160.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	82.5%	389,781	265,886		655,667	Dillard's, JCPenney, Mervyn's, Sears, Marshalls, Steve & Barry's
161.	Valley Mall	VA	Harrisonburg	Fee	50.0	% (4)	Acquired 1998	94.6%	315,078	190,648		505,726	JCPenney, Belk, Target, Old Navy, (8)

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
162.	Virginia Center Commons	VA	Glen Allen (Richmond)	Fee	100.0%		Built 1991	96.6%	506,639	280,817		787,456	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears
163.	Walt Whitman Mall	NY	Huntington Station (New York)	Ground Lease (2012)	100.0%		Acquired 1998	90.6%	742,214	294,140		1,036,354	Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's
164.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	79.2%	616,109	348,781		964,890	Macy's, Sears, Target, Dick's Sporting Goods, Burlington Coat Factory, Steve & Barry's
165.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	86.4%	716,811	281,646		998,457	Macy's, Dillard's, JCPenney, Sears, Burlington Coat Factory (6)
166.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	% (4)	Acquired 1991	97.3%	878,311	451,465		1,329,776	Parisian (19), Dillard's, JCPenney, Belk, Sears
167.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	97.0%	349,393	478,254	(18)	827,647	Neiman Marcus, Nordstrom
168.	Westminster Mall	CA	Westminster (Orange County)	Fee	100.0%		Acquired 1998	94.1%	716,939	496,376		1,213,315	Macy's, JCPenney, Sears, Target (6)
169.	White Oaks Mall	IL	Springfield	Fee	77.5%		Built 1977	94.0%	556,831	379,688		936,519	Macy's, Bergner's, Sears, Linens'n Things, Cost Plus World Market, Dick's Sporting Goods
170.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	99.3%	761,648	505,461		1,267,109	Macy's, Dillard's, JCPenney, Sears
171.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	98.8%	706,159	382,115		1,088,274	Macy's, Dillard's, JCPenney, Sears

	Total Regional Mall GLA								100,739,129	65,637,622		166,376,751

	PREMIUM OUTLET CENTERS
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis/St. Paul)	Fee	100.0%		Acquired 2004	98.1%	—	429,534		429,534	Banana Republic, Calvin Klein, Kenneth Cole, Liz Claiborne, Gap Outlet, Old Navy, Polo Ralph Lauren, Tommy Hilfiger, Coach, Nike
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	98.9%	—	412,792		412,792	Brooks Brothers, Cole-Haan, Kenneth Cole, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger, Ann Taylor, Nike
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	95.4%	—	300,181		300,181	Ann Taylor, Brooks Brothers, Calvin Klein, Gap Outlet, Liz Claiborne, Nautica, Off 5th-Saks Fifth Avenue Outlet, Polo Ralph Lauren, Tommy Hilfiger, Coach
4.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	100.0%	—	454,089		454,089	Ann Taylor, Banana Republic, Barneys New York, Coach, Hugo Boss, Polo Ralph Lauren, St. John, Diesel, Kenneth Cole, Nike, Sony
5.	Carlsbad Premium Outlets	CA	Carlsbad	Fee	100.0%		Acquired 2004	100.0%	—	287,936		287,936	Adidas, Banana Republic, Barneys New York, BCBG Max Azria, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Polo Ralph Lauren
6.	Carolina Premium Outlets	NC	Smithfield (Raleigh — Durham — Chapel Hill)	Ground Lease (2029)	100.0%		Acquired 2004	100.0%	—	439,445		439,445	Banana Republic, Brooks Brothers, Gap Outlet, Liz Claiborne, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger, Coach
7.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	100.0%	—	437,800		437,800	Ann Taylor, Banana Republic, Calvin Klein, Coach, Diesel, Dooney & Bourke, Elie Tahari, Gap Outlet, Giorgio Armani, Max Mara, Polo Ralph Lauren, Salvatore Ferragamo

Simon Property Group

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
8.	Clinton Crossing Premium Outlets	CT	Clinton (Hartford)	Fee	100.0%	Acquired 2004	100.0%	—	276,163	276,163	Barneys New York, Calvin Klein, Coach, Dooney & Bourke, Gap Outlet, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren
9.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland — Vancouver)	Fee	100.0%	Acquired 2004	99.2%	—	163,815	163,815	Adidas, Carter's, Gap Outlet, Samsonite, Van Heusen, Liz Claiborne
10.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs — Los Angeles)	Fee	100.0%	Acquired 2004	100.0%	—	498,837	498,837	Burberry, Coach, Giorgio Armani, Gucci, MaxMara, Polo Ralph Lauren, Salvatore Ferragamo, Versace, Yves Saint Laurent Rive Gauche, Zegna
11.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	100.0%	—	377,717	377,717	Banana Republic, Coach, Gap Outlet, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, Calvin Klein, J. Crew
12.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	100.0%	—	299,351	299,351	Brooks Brothers, Gap Outlet, Guess, Kenneth Cole, Liz Claiborne, Nautica, Nike, Nine West, Off 5th-Saks Fifth Avenue
13.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	100.0%	—	577,305	577,305	Banana Republic, Brooks Brothers, Calvin Klein, Coach, J. Crew, Hugo Boss, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger
14.	Jackson Premium Outlets	NJ	Jackson	Fee	100.0%	Acquired 2004	100.0%	—	285,775	285,775	Calvin Klein, Gap Outlet, Nike, Polo Ralph Lauren, Banana Republic, J. Crew, Liz Claiborne
15.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	96.7%	—	277,585	277,585	Calvin Klein, Gap Outlet, Lands' End, Nike, Old Navy Outlet, Polo Ralph Lauren, Tommy Hilfiger, Adidas, Banana Republic
16.	Kittery Premium Outlets	ME	Kittery (Boston)	Ground Lease (2009)	100.0%	Acquired 2004	91.5%	—	150,491	150,491	Ann Klein, Banana Republic, Gap Outlet, Coach, J. Crew, Polo Ralph Lauren, Reebok
17.	Las Vegas Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	100.0%	—	434,978	434,978	Ann Taylor, A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Dolce & Gabbana, Elie Tahari, Polo Ralph Lauren
18.	Las Vegas Outlet Center	NV	Las Vegas	Fee	100.0%	Acquired 2004	100.0%	—	477,002	477,002	Liz Claiborne, Nike, Reebok, Tommy Hilfiger, VF Outlet, Adidas, Calvin Klein
19.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington DC)	Fee	100.0%	Acquired 2004	100.0%	—	463,288	463,288	Barneys New York, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren, Williams-Sonoma, Ann Taylor, Banana Republic, Coach, Restoration Hardware
20.	Liberty Village Premium Outlets	NJ	Flemington (New York — Philadelphia)	Fee	100.0%	Acquired 2004	97.8%	—	173,067	173,067	Calvin Klein, Ellen Tracy, Jones New York, L.L. Bean, Polo Ralph Lauren, Tommy Hilfiger, Timberland, Waterford Wedgwood
21.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago)	Fee	100.0%	Acquired 2004	100.0%	—	456,466	456,466	Burberry, Coach, Gap Outlet, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger, Ann Taylor, Nike
22.	Napa Premium Outlets	CA	Napa (Napa Valley)	Fee	100.0%	Acquired 2004	100.0%	—	179,348	179,348	Banana Republic, Barneys New York, Calvin Klein, J. Crew, Kenneth Cole, Nautica, Tommy Hilfiger, TSE, Coach

Simon Property Group

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
23.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	100.0%	—	539,757	539,757	Calvin Klein, Coach, Hugo Boss, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger, Williams-Sonoma, J. Crew, Nike, Restoration Hardware
24.	Orlando Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	—	435,695	435,695	Barneys New York, Burberry, Coach, Fendi, Giorgio Armani, Hugo Boss, MaxMara, Nike, Polo Ralph Lauren, Dior, LaCoste, Salvatore Ferragamo
25.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	99.0%	—	391,381	391,381	Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger
26.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%	Acquired 2004	99.6%	—	195,837	195,837	Brooks Brothers, Coach, Gap Outlet, Liz Claiborne, Off 5th-Saks Fifth Avenue, Puma
27.	Rio Grande Valley Premium Outlets	TX	Mercedes	Fee	100.0%	Built 2006	95.2%		403,207	403,207	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, Nike, Sony
28.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%	Built 2006	99.2%		431,621	431,621	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nike, Polo Ralph Lauren, Theory
29.	Seattle Premium Outlets	WA	Seattle	Ground Lease (2035)	100.0%	Built 2005	100.0%	—	402,668	402,668	Banana Republic, Burberry, Calvin Klein, Nike, Polo Ralph Lauren, Liz Claiborne, Adidas, Adrienne Vittadini, Restoration Hardware
30.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonsville)	Fee	100.0%	Acquired 2004	99.0%	—	328,489	328,489	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama
31.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2009) (7)	100.0%	Acquired 2004	100.0%	—	411,774	411,774	Ann Taylor, Coach, Liz Claiborne, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Banana Republic, Calvin Klein, Burberry
32.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%	Acquired 2004	100.0%	—	444,252	444,252	Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Nike, Polo Ralph Lauren, Restoration Hardware
33.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%	Acquired 2004	100.0%	—	209,846	209,846	A -- X Armani Exchange, Banana Republic, Barneys New York, Calvin Klein, Coach, Guess, Kenneth Cole, MaxMara, Polo Ralph Lauren
34.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	98.3%	—	417,577	417,577	Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Liz Claiborne, Polo Ralph Lauren, Banana Republic
35.	Woodbury Common Premium Outlets	NY	Central Valley (New York City)	Fee	100.0%	Acquired 2004	100.0%	—	844,553	844,553	Banana Republic, Brooks Brothers, Chanel, Dior, Coach, Giorgio Armani, Gucci, Neiman Marcus Last Call, Polo Ralph Lauren, Frette
36.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	100.0%	—	615,713	615,713	Barneys New York, Burberry, Coach, Hugo Boss, Kenneth Cole, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragmo, Sony, Williams Sonoma

	Total Premium Outlet Center GLA							—	13,925,335	13,925,335

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	COMMUNITY/LIFESTYLE CENTERS
1.	Arboretum at Great Hills	TX	Austin	Fee	100.0%		Acquired 1998	93.6%	35,773	167,628	203,401	Barnes & Noble, Pottery Barn
2.	Bloomingdale Court	IL	Bloomingdale	Fee	100.0%		Built 1987	98.3%	467,513	162,846	630,359	Best Buy, T.J. Maxx N More, Office Max, Old Navy, Linens 'n Things, Wal-Mart, Circuit City, Dick's Sporting Goods, Jo-Ann Fabrics
3.	Boardman Plaza	OH	Youngstown	Fee	100.0%		Built 1951	73.2%	365,507	240,730	606,237	Hobby Lobby, Alltel, Linens 'n Things, Burlington Coat Factory, Giant Eagle, (8)
4.	Brightwood Plaza	IN	Indianapolis	Fee	100.0%		Built 1965	100.0%	—	38,493	38,493	Safeway
5.	Celina Plaza	TX	El Paso	Fee and Ground Lease (2012) (11)	100.0%		Built 1978	100.0%	—	8,695	8,695
6.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794	—	71,794
7.	Chesapeake Center	VA	Chesapeake	Fee	100.0%		Built 1989	70.4%	213,651	92,284	305,935	K-Mart, Movies 10, Petsmart, Michaels, Value City Furniture (6)
8.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0	% (4) (18)	Built 2004	90.0%	161,281	336,375	497,656	Dick's Sporting Goods, Wild Oats Natural Marketplace, DSW, Circuit City Superstore
9.	Cobblestone Court	NY	Victor	Fee and Ground Lease (2038) (7)	35.0	% (4) (13)	Built 1993	99.4%	206,680	58,781	265,461	Dick's Sporting Goods, Kmart, Office Max
10.	Countryside Plaza	IL	Countryside	Fee	100.0%		Built 1977	82.1%	308,489	95,267	403,756	Best Buy, Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture, (8)
11.	Crystal Court	IL	Crystal Lake	Fee	35.0	% (4) (13)	Built 1989	78.4%	201,993	76,977	278,970	Wal-Mart, Garden Fresh (6)
12.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	98.7%	127,172	41,391	168,563	Belk, Food Lion
13.	DeKalb Plaza	PA	King of Prussia	Fee	50.3	% (15)	Acquired 2003	81.9%	81,368	20,374	101,742	Lane Home Furnishings, ACME Grocery
14.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0	% (4)	Acquired 1998	96.1%	126,699	48,940	175,639	Marshalls, Toys 'R Us, Bed Bath & Beyond
15.	Eastland Plaza	OK	Tulsa	Fee	100.0%		Built 1986	70.9%	152,451	33,623	186,074	Marshalls, Target, Toys 'R Us
16.	Empire East (1)	SD	Sioux Falls	Fee	50.0	% (4)	Acquired 1998	98.1%	248,181	49,097	297,278	Kohl's, Target, Bed Bath & Beyond
17.	Fairfax Court	VA	Fairfax	Fee	26.3	% (4) (13)	Built 1992	100.0%	169,043	80,615	249,658	Burlington Coat Factory, Circuit City Superstore, Offenbacher's
18.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	84.5%	324,794	100,584	425,378	Kohl's, Marshalls, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed Bath & Beyond, Petco, Circuit City (6), Babies 'R Us (6)
19.	Gaitway Plaza	FL	Ocala	Fee	23.3	% (4) (13)	Built 1989	99.1%	123,027	85,713	208,740	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed Bath & Beyond
20.	Gateway Shopping Centers	TX	Austin	Fee	95.0%		2004	99.4%	329,576	182,790	512,366	Star Furniture, Best Buy, Linens 'n Things, Recreational Equipment, Inc., Whole Foods, Crate & Barrel, CompUSA, The Container Store, Old Navy
21.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	142,229	21,875	164,104	Circuit City, Michael's, Best Buy, Cost Plus World Market, Linens 'n Things
22.	Greenwood Plus	IN	Greenwood	Fee	100.0%		Built 1979	100.0%	134,141	21,178	155,319	Best Buy, Kohl's
23.	Griffith Park Plaza	IN	Griffith	Fee	100.0%		Built 1979	73.4%	175,595	88,455	264,050	K-Mart
24.	Henderson Square	PA	King of Prussia	Fee	76.0	% (15)	Acquired 2003	100.0%	72,683	34,690	107,373	Staples, Genuardi's Family Market

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
25.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	79.2%	352,405	140,862	493,267	Marshalls, Bed Bath & Beyond, American Signature Furniture, Save-Rite Supermarkets, Ross Dress for Less, Office Max, Burlington Coat Factory, K&G Menswear, (8)
26.	Indian River Commons	FL	Vero Beach	Fee	50.0	% (4)	Built 1997	100.0%	233,358	19,396	252,754	Lowe's, Best Buy, Ross Dress for Less, Bed Bath & Beyond, Michael's
27.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	—	111,518	111,518	Bealls, Cost Plus World Market
28.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	100.0%	—	29,140	29,140
29.	Knoxville Commons	TN	Knoxville	Fee	100.0%		Built 1987	100.0%	91,483	88,980	180,463	Office Max, Circuit City, Carolina Pottery
30.	Lake Plaza	IL	Waukegan	Fee	100.0%		Built 1986	100.0%	170,789	44,673	215,462	Pick and Save Mega Mart, Home Owners Bargain Outlet
31.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	94.6%	261,856	109,396	371,252	Factory Card Outlet, Linens 'n Things, Best Buy, Petco, Jo-Ann Fabrics, Golf Galaxy, Value City Furniture, Loehmann's
32.	Lakeline Plaza	TX	Austin	Fee	100.0%		Built 1998	98.5%	275,754	111,709	387,463	Linens 'n Things, T.J. Maxx, Old Navy, Best Buy, Ross Dress for Less, Office Max, PetsMart, Party City, Cost Plus World Market, Toys 'R Us
33.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	89.0%	189,584	47,294	236,878	Kohl's, Hobby Lobby, T.J. Maxx
34.	Lincoln Crossing	IL	O'Fallon	Fee	100.0%		Built 1990	100.0%	229,820	13,446	243,266	Wal-Mart, PetsMart, The Home Depot
35.	Lincoln Plaza	PA	King of Prussia	Fee	63.2	% (15)	Acquired 2003	99.7%	143,649	123,582	267,231	Burlington Coat Factory, Circuit City, Lane Home Furnishings, AC Moore, Michaels, T.J. Maxx, Home Goods (6)
36.	MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	83.7%	—	143,563	143,563	Spa Health Club, Tuesday Morning
37.	Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	98.7%	341,503	99,109	440,612	Best Buy, American Signature Furniture, T.J. Maxx, Nordstrom Rack, Staples, Target
38.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	100.0%	49,051	41,476	90,527	Best Buy, Bed Bath & Beyond
39.	Martinsville Plaza	VA	Martinsville	Space Lease (2046)	100.0%		Built 1967	97.1%	60,000	42,105	102,105	Rose's
40.	Matteson Plaza	IL	Matteson	Fee	100.0%		Built 1988	94.3%	230,885	40,070	270,955	Michael's, Dominick's, Value City Department Store, (8)
41.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	98.6%	271,626	27,195	298,821	Kohl's, Shoe Carnival, T.J. Maxx, (17)
42.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	100.0%	24,912	66,736	91,648	Goody's, Jo-Ann Fabrics
43.	North Ridge Plaza	IL	Joliet	Fee	100.0%		Built 1985	97.5%	190,323	114,747	305,070	Hobby Lobby, Office Max, Fun In Motion, Minnesota Fabrics, Burlington Coat Factory (6)
44.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	97.1%	43,247	122,906	166,153	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery
45.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	85.4%	136,404	71,841	208,245	Target
46.	Park Plaza	KY	Hopkinsville	Fee	100.0%		Built 1968	91.8%	82,398	32,526	114,924	Big Lots, Peddler's Mall
47.	Plaza at Buckland Hills, The	CT	Manchester	Fee	35.0	% (4) (13)	Built 1993	95.6%	252,179	82,348	334,527	Linens 'n Things, CompUSA, Jo-Ann Fabrics, Party City, The Maytag Store, Toys 'R Us, Michaels, PetsMart, (17)

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
48.	Regency Plaza	MO	St. Charles	Fee	100.0%		Built 1988	95.5%	210,627	76,846		287,473	Wal-Mart, Sam's Wholesale Club
49.	Ridgewood Court	MS	Jackson	Fee	35.0	% (4) (13)	Built 1993	96.9%	185,939	54,732		240,671	T.J. Maxx, Lifeway Christian Bookstore, Bed Bath & Beyond, Best Buy, Michaels, Marshalls
50.	Rockaway Convenience Center	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	94.1%	44,518	104,393		148,911	Best Buy, Acme, Cost Plus World Market, Office Depot
51.	Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	407,501	51,316		458,817	Target, Pier 1 Imports, PetsMart, Dick's Sporting Goods
52.	Royal Eagle Plaza	FL	Coral Springs (Miami — Ft. Lauderale)	Fee	35.0	% (4) (13)	Built 1989	98.4%	124,479	77,624		202,103	K Mart, Stein Mart
53.	Shops at Arbor Walk, The	TX	Austin	Ground Lease (2055)	100.0%		Built 2006	89.1%	126,610	223,298		349,908	Home Depot, Marshall's, DSW, Golf Galaxy, Jo-Ann Fabrics (6)
54.	Shops at North East Mall, The	TX	Hurst	Fee	100.0%		Built 1999	98.2%	265,595	99,148		364,743	Michael's, PetsMart, Old Navy, Pier 1 Imports, T.J. Maxx, Bed Bath & Beyond, Nordstrom Rack, Best Buy
55.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	79.1%	286,081	108,690		394,771	T.J. Maxx, Jo-Ann Fabrics, K & G Menswear, CVS, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, Gallo, (8)
56.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	100.0%	98,337	2,750		101,087	Hobby Lobby, Circuit City, Pep Boys
57.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	97.9%	289,252	42,731		331,983	Marshalls, American Signature Furniture, Global Import, Target, Bed Bath & Beyond, (8)
58.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	85,811	4,711		90,522	Best Buy, Barnes & Noble
59.	University Center	IN	Mishawaka	Fee	60.0%		Built 1980	87.5%	104,347	46,177		150,524	Michael's, Best Buy, Linens 'n Things
60.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.0	% (4) (13)	Built 1990	98.8%	414,593	134,923		549,516	Bed Bath & Beyond, Ashley Furniture HomeStore, Kohl's, Wal-Mart, Marsh, Menards
61.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	100.0%	21,500	28,607		50,107
62.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	100.0%	622,244	329,446		951,690	Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Old Navy, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture HomeStore, L.A. Fitness
63.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	89.5%	182,161	59,226		241,387	Famous Footwear, T.J. Maxx, Toys 'R Us, Target
64.	West Town Corners	FL	Altamonte Springs	Fee	23.3	% (4) (13)	Built 1989	99.2%	263,782	121,477	(18)	385,259	Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Wal-Mart
65.	Westland Park Plaza	FL	Orange Park	Fee	23.3	% (4) (13)	Built 1989	99.1%	123,548	39,606		163,154	Sports Authority, PetsMart, Burlington Coat Factory
66.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	98.9%	275,703	115,723		391,426	T.J. Maxx, Office Max, Kohl's Babies 'R Us, Kids 'R Us, Cub Foods
67.	Whitehall Mall	PA	Whitehall	Fee	38.0	% (15) (4)	Acquired 2003	91.2%	444,916	143,168		588,084	Sears, Kohl's, Bed Bath & Beyond, Borders Books & Music, Gold's Gym

Simon Property Group

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
68.	Willow Knolls Court	IL	Peoria	Fee	35.0	% (4) (13)	Built 1990	98.4%	309,440	72,937	382,377	Willow Knolls 14, Burlington Coat Factory, Kohl's, Sam's Wholesale Club
69.	Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	77.4%	395,071	218,908	613,979	Kohl's, Target, Linens 'n Things, Michaels, Best Buy, Office Depot, Old Navy, Pier 1 Imports, PetsMart, T.J. Maxx, DSW

	Total Community/Lifestyle Center GLA								13,152,921	5,968,456	19,121,377

	OTHER PROPERTIES
1.	Crossville Outlet Center	TN	Crossville	Fee	100.0%		Acquired 2004	100.0%	—	151,256	151,256	Bass, Dress Barn, Liz Claiborne, Van Heusen, VF Outlet
2.	Factory Merchants Branson	MO	Branson	Fee	100.0%		Acquired 2004	83.3%	—	269,307	269,307	Carter's, Izod, Nautica, Pfaltzgraff, Reebok, Pendelton, Tuesday Morning
3.	Factory Stores of America-Boaz	AL	Boaz	Ground Lease (2007)	100.0%		Acquired 2004	72.8%	—	111,909	111,909	Banister/Easy Spirit, Bon Worth, VF Outlet
4.	Factory Stores of America-Georgetown	KY	Georgetown	Fee	100.0%		Acquired 2004	96.5%	—	176,615	176,615	Bass, Dress Barn, Van Heusen
5.	Factory Stores of America-Graceville	FL	Graceville	Fee	100.0%		Acquired 2004	98.0%	—	83,962	83,962	Factory Brand Shoes, VF Outlet, Van Heusen
6.	Factory Stores of America-Lebanon	MO	Lebanon	Fee	100.0%		Acquired 2004	100.0%	—	86,249	86,249	Dress Barn, VF Outlet, Van Heusen
7.	Factory Stores of America-Nebraska City	NE	Nebraska City	Fee	100.0%		Acquired 2004	100.0%	—	89,646	89,646	Bass, Dress Barn, VF Outlet
8.	Factory Stores of America-Story City	IA	Story City	Fee	100.0%		Acquired 2004	84.0%	—	112,405	112,405	Dress Barn, Factory Brand Shoes, VF Outlet, Van Heusen
9.	Factory Stores of North Bend	WA	North Bend	Fee	100.0%		Acquired 2004	98.4%	—	223,402	223,402	Adidas, Bass, Carter's, Eddie Bauer, Nike, OshKosh B'Gosh, Samsonite, Gap Outlet
10.	The Factory Shoppes at Branson Meadows	MO	Branson	Ground Lease (2021)	100.0%		Acquired 2004	88.6%		286,924	286,924	Branson Meadows Cinemas, Dress Barn Woman, VF Outlet

	Total Other GLA								—	1,591,675	1,591,675

	Total U.S. Properties GLA								113,892,050	87,123,088	201,015,138

Simon Property Group

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	PROPERTIES UNDER CONSTRUCTION
						Expected Opening
1.	Domain, The	TX	Austin	Fee	100.0%	3/07	N/A	—	—	—	Neiman Marcus, Macy's
2.	Philadelphia Premium Outlets	PA	Limerick	Fee	100.0%	11/07	N/A	—	—	—
3.	Palms Crossing	TX	McAllen	Fee	100.0%	11/07	N/A	—	—	—	Bealls, DSW, Barnes & Noble, Babies 'R Us, Sports Authority, Guitar Center, Cavendar's Boot City
4.	Pier Park	FL	Panama City Beach	Fee	100.0%	3/08	N/A	—	—	—	Dillard's, JCPenney, Target, Old Navy, Borders Books & Music
5.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0%	3/08	N/A	—	—	—	JCPenney

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

(17)
Indicates anchor has closed, but the Operating Partnership still collects rents and/or fees under an agreement.

(18)
Mall & Freestanding GLA includes office space as follows:

Arsenal Mall—105,807 sq. ft.	Lenox Square—2,674 sq. ft.
Century III Mall—35,929 sq. ft.	Menlo Park Mall—50,615 sq. ft.
Circle Centre Mall—9,123 sq. ft.	Oak Court Mall—126,319 sq. ft.
Copley Place—856,586 sq. ft.	Oxford Valley Mall—109,832 sq. ft.
Fashion Centre at Pentagon City, The—169,089 sq. ft.	Plaza Carolina—28,192 sq. ft.
Fashion Mall at Keystone, The—10,927 sq. ft.	River Oaks Center—118,311 sq. ft.
Firewheel Town Center—75,000 sq. ft.	Roosevelt Field—1,610 sq. ft.
Greendale Mall—119,860 sq. ft.	Stanford Shopping Center—5,748 sq. ft.
The Plaza & Court at King of Prussia—13,627 sq. ft.	The Westchester—820 sq. ft.
Lehigh Valley Mall—11,754 sq. ft.
(19)
Parisian locations will convert to Belk nameplate in 2007.

(20)
Nordstrom to open stores in locations previously operated by others at Burlington Mall (2008), Ross Park Mall (2008), Fashion Mall at Keystone (2008), South Shore Plaza (2009), and Northshore Mall (2010).

International Properties

            We own interests in properties outside the United States through the following international joint venture arrangements.

  European Investments

            The following summarizes our joint venture investments in Europe and the underlying countries in which these joint ventures own and operate real estate properties as of December 31, 2006:

Joint Venture Investment	Ownership Interest	Properties open and operating	Countries of Operation
Gallerie Commerciali Italia, S.p.A. ("GCI")	49.0%	41	Italy
Simon Ivanhoe S.à.r.l. ("Simon Ivanhoe")	50.0%	12	France, Poland

            In addition, we jointly hold with a third party an interest in one parcel of land for development near Paris, France outside of these two joint ventures. Simon Ivanhoe also operates through a wholly-owned subsidiary, Groupe BEG, S.A. ("BEG"). Simon Ivanhoe and BEG are fully integrated European retail real estate developers, owners and managers.

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

  Other International Investments

            We also hold real estate interests in five joint ventures in Japan and one in Mexico. The five joint ventures in Japan operate Premium Outlet centers in various cities in Japan and have over 1.4 million square feet of GLA. These centers were 100% leased as of December 31, 2006 and contained 600 stores with approximately 300 different tenants. The Premium Outlet center in Mexico is 85% leased as of December 31, 2006.

            The following summarizes these six Premium Outlet centers in international joint ventures:

Joint Venture Investment Holdings	Ownership Interest
Gotemba Premium Outlets — Gotemba City (Tokyo), Japan	40.0%
Rinku Premium Outlets — Izumisano (Osaka), Japan	40.0%
Sano Premium Outlets — Sano (Tokyo), Japan	40.0%
Toki Premium Outlets — Toki (Nagoya), Japan	40.0%
Tosu Premium Outlets — Fukuoka (Kyushu), Japan	40.0%
Punta Norte Premium Outlets — Mexico City, Mexico	50.0%

            We also have begun construction on Yeoju Premium Outlets, a 253,000 square foot center located in South Korea. We have a 50% interest in this property with the remaining 50% interest owned by Shinsegae. Also, through a joint venture arrangement with MSREF and SZITIC CP, we have a 32.5% interest in four shopping centers that are under construction in China aggregating 1.9 million square feet of GLA.

            The following property table summarizes certain data on our properties that are under operation in Europe, Japan, and Mexico at December 31, 2006.

Simon Property Group, Inc. and Subsidiaries

International Property Table

							Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership		Year Built	Hypermarket/Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	FRANCE
1.	Bay 2	Torcy (Paris)	Fee	50.0%		2003	132,400	408,900	541,300	Carrefour, Leroy Merlin
2.	Bay 1	Torcy (Paris)	Fee	50.0%		2004	—	336,300	336,300	Conforama, Go Sport
3.	Bel'Est	Bagnolet (Paris)	Fee	17.5%		1992	150,700	63,000	213,700	Auchan
4.	Villabé A6	Villabé (Paris)	Fee	7.5%		1992	102,300	104,500	206,800	Carrefour
5.	Wasquehal	Wasquehal (Lille)	Fee	50.0%		2006	129,200	102,100	231,300	Carrefour

	Subtotal France						514,600	1,014,800	1,529,400
	ITALY
6.	Ancona — Senigallia	Senigallia (Ancona)	Fee	49.0%		1995	41,200	41,600	82,800	Cityper
7.	Ascoli Piceno — Grottammare	Grottammare (Ascoli Piceno)	Fee	49.0%		1995	38,900	55,900	94,800	Cityper, Scarpe & Scarpe
8.	Ascoli Piceno — Porto Sant'Elpidio	Porto Sant'Elpidio (Ascoli Piceno)	Fee	49.0%		1999	48,000	114,300	162,300	Cityper, Comet
9.	Bari — Casamassima	Casamassima (Bari)	Fee	49.0%		1995	159,000	388,800	547,800	Auchan, Coin, Eldo, Leroy Merlin, Decathlon, Oviesse, Kiabi, Upim
10.	Bari — Modugno (5)	Modugno (Bari)	Fee	49.0%		2004	96,900	46,600	143,500	Auchan
11.	Brescia — Mazzano	Mazzano (Brescia)	Fee/Leasehold (2)	49.0	% (2)	1994	103,300	127,400	230,700	Auchan, Bricocenter, Upim, Trony
12.	Brindisi — Mesagne	Mesagne (Brindisi)	Fee	49.0%		2003	88,000	140,600	228,600	Auchan, Euronics
13.	Cagliari — Santa Gilla	Cagliari	Fee/Leasehold (2)	49.0	% (2)	1992	75,900	114,800	190,700	Auchan, Bricocenter, Trony
14.	Catania — La Rena	Catania	Fee	49.0%		1998	124,100	22,100	146,200	Auchan
15.	Cuneo	Cuneo (Torino)	Fee	49.0%		2004	80,700	201,500	282,200	Auchan, Bricocenter, Decathlon, Upim, Euronics
16.	Giugliano	Giugliano (Napoli)	Fee	19.6%		2006	130,000	618,300	748,300	Auchan, Decathlon, Leroy Merlin, Oviesse, Conbipel, Scarpe & Scarpe, Eldo, Euronics
17.	Milano — Rescaldina	Rescaldina (Milano)	Fee	49.0%		2000	165,100	212,000	377,100	Auchan, Bricocenter, Decathlon, Media World, Upim
18.	Milano — Vimodrone	Vimodrone (Milano)	Fee	49.0%		1989	110,400	80,200	190,600	Auchan, Bricocenter
19.	Napoli — Pompei	Pompei (Napoli)	Fee	49.0%		1990	74,300	17,100	91,400	Auchan
20.	Padova	Padova	Fee	49.0%		1989	73,300	32,500	105,800	Auchan
21.	Palermo	Palermo	Fee	49.0%		1990	73,100	9,800	82,900	Auchan
22.	Pesaro — Fano	Fano (Pesaro)	Fee	49.0%		1994	56,300	56,000	112,300	Auchan
23.	Pescara	Pescara	Fee	49.0%		1998	96,300	65,200	161,500	Auchan, Upim, Euronics
24.	Pescara — Cepagatti	Cepagatti (Pescara)	Fee	49.0%		2001	80,200	189,600	269,800	Auchan, Bata, Emmezeta Marcatone Z
25.	Piacenza — San Rocco al Porto	San Rocco al Porto (Piacenza)	Fee	49.0%		1992	104,500	74,700	179,200	Auchan, Darty
26.	Roma — Collatina	Collatina (Roma)	Fee	49.0%		1999	59,500	4,100	63,600	Auchan
27.	Sassari — Predda Niedda	Predda Niedda (Sassari)	Fee/Leasehold (2)	49.0	% (2)	1990	79,500	154,200	233,700	Auchan, Bricocenter, Upim, Media World

Simon Property Group, Inc. and Subsidiaries

International Property Table

							Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership		Year Built	Hypermarket/Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	ITALY (continued)
28.	Taranto	Taranto	Fee	49.0%		1997	75,200	126,500	201,700	Auchan, Bricocenter, Upim
29.	Torino	Torino	Fee	49.0%		1989	105,100	66,700	171,800	Auchan, Upim
30.	Torino — Venaria	Venaria (Torino)	Fee	49.0%		1982	101,600	64,000	165,600	Auchan, Bricocenter
31.	Venezia — Mestre	Mestre (Venezia)	Fee	49.0%		1995	114,100	132,600	246,700	Auchan, Oviesse
32.	Vicenza	Vicenza	Fee	49.0%		1995	78,400	20,100	98,500	Auchan
33.	Ancona	Ancona	Leasehold (3)	49.0	% (3)	1993	82,900	82,300	165,200	Auchan, Upim
34.	Bergamo	Bergamo	Leasehold (3)	49.0	% (3)	1976	103,000	16,900	119,900	Auchan
35.	Brescia — Concesio	Concesio (Brescia)	Leasehold (3)	49.0	% (3)	1972	89,900	27,600	117,500	Auchan, Bata
36.	Cagliari — Marconi	Cagliari	Leasehold (3)	49.0	% (3)	1994	83,500	109,900	193,400	Auchan, Bricocenter, Bata, Trony
37.	Catania — Misterbianco	Misterbianco (Catania)	Leasehold (3)	49.0	% (3)	1989	83,300	16,000	99,300	Auchan
38.	Merate — Lecco	Merate (Lecco)	Leasehold (3)	49.0	% (3)	1976	73,500	88,500	162,000	Auchan, Bricocenter
39.	Milano — Cesano Boscone	Cesano Boscone (Milano)	Leasehold (3)	49.0	% (3)	2005	163,800	120,100	283,900	Auchan
40.	Milano — Nerviano	Nerviano (Milano)	Leasehold (3)	49.0	% (3)	1991	83,800	27,800	111,600	Auchan
41.	Napoli — Mugnano di Napoli	Mugnano di Napoli	Leasehold (3)	49.0	% (3)	1992	98,000	94,900	192,900	Auchan, Bricocenter, Upim
42.	Olbia	Olbia	Leasehold (3)	49.0	% (3)	1993	49,000	48,800	97,800	Auchan
43.	Roma — Casalbertone	Roma	Leasehold (3)	49.0	% (3)	1998	62,700	84,900	147,600	Auchan, Upim
44.	Sassari — Centro Azuni	Sassari	Leasehold (3)	49.0	% (3)	1995	—	35,600	35,600	Oviesse
45.	Torino — Rivoli	Rivoli (Torino)	Leasehold (3)	49.0	% (3)	1986	61,800	32,300	94,100	Auchan
46.	Verona — Bussolengo	Bussolengo (Verona)	Leasehold (3)	49.0	% (3)	1975	89,300	75,300	164,600	Auchan, Bricocenter

	Subtotal Italy						3,557,400	4,038,100	7,595,500
	POLAND
47.	Arkadia Shopping Center	Warsaw	Fee	50.0%		2004	202,100	902,200	1,104,300	Carrefour, Leroy Merlin, Media, Saturn, Cinema City, H & M, Zara, Royal Collection, Peek & Clopperburg
48.	Borek Shopping Center	Wroclaw	Fee	50.0%		1999	119,900	129,300	249,200	Carrefour
49.	Dabrowka Shopping Center	Katowice	Fee	50.0%		1999	121,000	172,900	293,900	Carrefour, Castorama
50.	Gliwice Shopping Center	Gliwice	Fee	50.0%		2006	140,700	239,000	379,700	Carrefour
51.	Turzyn Shopping Center	Szczecin	Fee	50.0%		2001	87,200	121,900	209,100	Carrefour
52.	Wilenska Station Shopping Center	Warsaw	Fee	50.0%		2002	92,700	215,900	308,600	Carrefour
53.	Zakopianka Shopping Center	Krakow	Fee	50.0%		1998	120,200	425,400	545,600	Carrefour, Castorama

	Subtotal Poland						883,800	2,206,600	3,090,400

Simon Property Group, Inc. and Subsidiaries

International Property Table

						Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership	Year Built	Hypermarket/Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	JAPAN
54.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	—	390,000	390,000	Bally, Coach, Diesel, Gap, Gucci, Jill Stuart, L.L. Bean, Nike, Tod's
55.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%	2000	—	321,000	321,000	Bally, Brooks Brothers, Coach, Eddie Bauer, Gap, Nautica, Nike, Timberland, Versace
56.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%	2003	—	318,200	318,200	Bally, Brooks Brothers, Coach, Nautica, New Yorker, Nine West, Timberland
57.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%	2005	—	231,200	231,200	Adidas, Brooks Brothers, Bruno Magli, Coach, Eddie Bauer, Furla, Nautica, Nike, Timberland, Versace
58.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	—	187,000	187,000	BCBG, Bose, Coach, Cole Haan, Lego, Nike, Petit Bateau, Max Azria, Theory

	Subtotal Japan					—	1,447,400	1,447,400
	MEXICO
59.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	—	232,000	232,000	Christian Dior, Sony, Nautica, Levi's, Nike Rockport, Reebok, Adidas, Samsonite

	Subtotal Mexico					—	232,000	232,000

	TOTAL INTERNATIONAL ASSETS					4,955,800	8,938,900	13,894,700

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

(5)
Gallerie Commerciali Italia, in which we have a 49% joint venture interest, has been notified by an Italian appellate court that the center which opened in February 2004, though properly permitted, was not in accordance the Modugno master plan. The joint venture is appealing the decision of the appellate court and is otherwise working to resolve the issue. The center remains open. The joint venture partner has indemnified us for the amount of our allocated investment in the project.

  Land Held for Development

            We have direct or indirect ownership interests in five parcels of land held in the United States for future development, containing an aggregate of approximately 400 acres located in three states.

            Also, on December 28, 2005, we invested $50.0 million of equity for a 40% interest in a joint venture with Toll Brothers, Inc. (Toll Brothers) and Meritage Homes Corp. (Meritage Homes) to purchase a 5,485-acre land parcel in northwest Phoenix from DaimlerChrysler Corporation for $312 million. Toll Brothers and Meritage Homes each plan to build a significant number of homes on the site. We have the option to purchase a substantial portion of the commercial property for retail uses. Other parcels may also be sold to third parties. The site plans call for a mixed-use master planned community, which will include approximately 4,840 acres of single-family homes and attached homes. Approximately 645 acres of commercial and retail development will include schools, community amenities and open space. The entitlement, planning, and design processes are ongoing and initial home sales are tentatively scheduled to begin in 2009. The joint venture, of which Toll Brothers is the managing member, expects to develop a master planned community of approximately 12,000 to 15,000 residential units.

  Energy Costs Conservation

            In 2003, we began monitoring and benchmarking our energy consumption and initiated a process to assess energy efficiency across our enclosed mall properties. In 2004, we implemented a comprehensive strategy to improve energy efficiency. This included the launch of our Energy Best Practices Program, which challenged managers of our enclosed mall properties to examine their operating practices in an effort to reduce energy costs without affecting comfort, safety or reliability. We also developed strategic relationships for investing in cost-effective, energy-efficiency projects. In 2005, we enhanced the remote monitoring of our malls' Energy Management Systems to help ensure optimal system operations through alarm delivery to mall operators and reporting of non-optimal operating practices to management. In 2006, we piloted various techniques in the area of demand shifting and response initiatives to reduce load on utility networks when advised that supply capacity is critically low, while reducing our operating costs.

            This strategy helped us reduce electricity usage by 175 million kWhs for 2004, 2005, and 2006 combined, as compared to 2003. This is an 8.2% reduction in electricity usage which represents approximately $18 million in avoided annual operating costs at current market prices. This reduction in electricity usage translates to the avoidance of 110,576 metric tons of carbon dioxide annually, which is equivalent to 23,934 cars not driven for one year, saved electrical energy to power 14,195 U.S. homes for a full year, or 92,147 acres of pine or fir forests storing carbon for one year.

            A substantial portion of savings was generated through low cost/no cost measures ranging from simple actions to complex ones. For example, we minimize costs by keeping tight control over hours of operation for all lighting systems in the common area, parking lot, and back of the house areas of our properties without affecting comfort or safety. We also optimize the start/stop of HVAC systems with direct digital controls to meet cooling requirements. Another key strategy for management of energy use is the investment in energy efficient technologies in areas such as lighting, HVAC and building control systems.

            In recognition of our excellence in energy efficiency, we received the 2005 Bronze Leader in the Light Award from the National Association of Real Estate Investment Trusts (NAREIT), in collaboration with the U.S. Environmental Protection Agency (EPA). In 2006, our leadership was further recognized as we received the Gold Leader in the Light Award from NAREIT. Recipients are judged on the basis of how effectively they have implemented company-wide operations that generate substantially improved energy efficiency and expense management.

            For the past two years, we also participated in the Carbon Disclosure Project's greenhouse emissions information requests to inform investors of our activities in the area of climate change and energy conservation. We also joined the U.S. EPA's ENERGY STAR program, with the goal of continuing to improve our organization's energy and environmental performance.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other debt encumbering our Properties and the properties held by our international joint venture arrangements. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Other Debt on Portfolio Properties
As of December 31, 2006
(Dollars in thousands)

Property Name	Interest Rate	Face Amount		Annual Debt Service		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall	6.20%	$28,634		$2,216		10/10/12
Arsenal Mall — 1	6.75%	31,433		2,724		09/28/08
Arsenal Mall — 2	8.20%	1,326		286		05/05/16
Aventura Mall Credit Facility	6.32% (1)	27,369		1,730	(2)	10/27/07
Bangor Mall	7.06%	22,038		2,302		12/01/07
Battlefield Mall	4.60%	97,839		6,154		07/01/13
Bloomingdale Court	7.78%	27,532	(4)	2,578		11/01/09
Boardman Plaza	5.94%	23,598		1,402	(2)	07/01/14
Brunswick Square	5.65%	85,659		5,957		08/11/14
Carolina Premium Outlets — Smithfield	9.10%	20,231	(6)	2,114		03/10/13
Century III Mall	6.20%	84,525	(9)	6,541		10/10/12
Chesapeake Square	5.84%	72,658		5,162		08/01/14
Cielo Vista Mall	9.38%	47,433	(5)	5,828		05/01/07
College Mall — 1	7.00%	32,630	(8)	3,908		01/01/09
College Mall — 2	6.76%	10,710	(8)	935		01/01/09
Copley Place	7.44%	171,126		16,266		08/01/07
Coral Square	8.00%	85,740		8,065		10/01/10
The Crossings Premium Outlets	5.85%	56,707		4,649		03/13/13
Crossroads Mall	6.20%	42,451		3,285		10/10/12
Crystal River	7.63%	15,341		1,385		11/11/10	(25)
Dare Centre	9.10%	1,684	(6)	176		03/10/13	(25)
DeKalb Plaza	5.28%	3,301		284		01/01/15
Desoto Square	5.89%	64,153		3,779	(2)	07/01/14
The Factory Shoppes at Branson Meadows	9.10%	9,409	(6)	983		03/10/13	(25)
Factory Stores of America — Boaz	9.10%	2,752	(6)	287		03/10/13	(25)
Factory Stores of America — Georgetown	9.10%	6,521	(6)	681		03/10/13	(25)
Factory Stores of America — Graceville	9.10%	1,937	(6)	202		03/10/13	(25)
Factory Stores of America — Lebanon	9.10%	1,628	(6)	170		03/10/13	(25)
Factory Stores of America — Nebraska City	9.10%	1,529	(6)	160		03/10/13	(25)
Factory Stores of America — Story City	9.10%	1,891	(6)	198		03/10/13	(25)
Forest Mall	6.20%	17,000	(10)	1,316		10/10/12
Forest Plaza	7.78%	15,101	(4)	1,414		11/01/09
Forum Shops at Caesars, The	4.78%	541,935		34,564		12/01/10
Gateway Shopping Center	5.89%	87,000		5,124	(2)	10/01/11
Gilroy Premium Outlets	6.99%	64,144	(7)	6,236		07/11/08	(25)
Greenwood Park Mall — 1	7.00%	27,329	(8)	3,273		01/01/09
Greenwood Park Mall — 2	6.76%	55,331	(8)	4,831		01/01/09
Henderson Square	6.94%	15,063		1,270		07/01/11
Highland Lakes Center	6.20%	15,670	(9)	1,213		10/10/12
Ingram Park Mall	6.99%	79,499	(20)	6,724		08/11/11
Keystone at the Crossing	7.85%	57,514		5,642		07/31/07
Kittery Premium Outlets	6.99%	10,619	(7)	1,028		07/11/08	(25)
Knoxville Center	6.99%	60,201	(20)	5,092		08/11/11
Lake View Plaza	7.78%	20,073	(4)	1,880		11/01/09
Lakeline Mall	7.65%	64,999		6,300		05/01/07
Lakeline Plaza	7.78%	22,008	(4)	2,061		11/01/09
Lighthouse Place Premium Outlets	6.99%	44,261	(7)	4,286		07/11/08	(25)
Lincoln Crossing	7.78%	3,038	(4)	285		11/01/09
Longview Mall	6.20%	31,814	(9)	2,462		10/10/12
MacGregor Village	9.10%	6,775	(6)	708		03/10/13	(25)
Mall of Georgia	7.09%	191,520		16,649		07/01/10
Markland Mall	6.20%	22,509	(10)	1,742		10/10/12
Matteson Plaza	7.78%	8,840	(4)	828		11/01/09
McCain Mall	9.38%	22,148	(5)	2,721		05/01/07
Midland Park Mall	6.20%	32,860	(10)	2,543		10/10/12
Montgomery Mall	5.17%	92,508		6,307		05/11/14	(25)
Muncie Plaza	7.78%	7,643	(4)	716		11/01/09

Northfield Square	6.05%	30,382	2,485	02/11/14
Northlake Mall	6.99%	69,450	(20)	5,874	08/11/11
North Ridge Shopping Center	9.10%	8,275	(6)	865	03/10/13	(25)
Oxford Valley Mall	6.76%	79,924	7,801	01/10/11
Palm Beach Mall	6.20%	52,567	4,068	10/10/12
Penn Square Mall	7.03%	68,258	6,003	03/01/09	(25)
Plaza Carolina — Fixed	5.10%	94,714	7,085	05/09/09
Plaza Carolina — Variable Capped	6.22%	(29)	95,744	7,895	05/09/09	(3)
Plaza Carolina — Variable Floating	6.22%	(1)	57,445	4,737	05/09/09	(3)
Port Charlotte Town Center	7.98%	52,007	4,680	12/11/10	(25)
Regency Plaza	7.78%	4,143	(4)	388	11/01/09
Richmond Towne Square	6.20%	46,156	(10)	3,572	10/10/12
SB Trolley Square Holding	9.03%	28,408	2,880	08/01/10
St. Charles Towne Plaza	7.78%	26,518	(4)	2,483	11/01/09
Stanford Shopping Center	3.60%	(11)	220,000	7,920	(2)	09/11/08
Sunland Park Mall	8.63%	(13)	35,315	3,768	01/01/26
Tacoma Mall	7.00%	126,763	10,778	10/01/11
Towne East Square — 1	7.00%	44,339	4,711	01/01/09
Towne East Square — 2	6.81%	22,330	1,958	01/01/09
Towne West Square	6.99%	52,039	(20)	4,402	08/11/11
University Park Mall	7.43%	56,825	4,958	10/01/07
Upper Valley Mall	5.89%	47,904	2,822	(2)	07/01/14
Valle Vista Mall	9.38%	29,335	(5)	3,598	05/01/07
Washington Square	5.94%	30,693	1,823	(2)	07/01/14
Waterloo Premium Outlets	6.99%	35,649	(7)	3,452	07/11/08	(25)
West Ridge Mall	5.89%	68,711	4,047	(2)	07/01/14
West Ridge Plaza	7.78%	5,342	(4)	500	11/01/09
White Oaks Mall	5.54%	50,000	2,768	(2)	11/01/16
White Oaks Plaza	7.78%	16,298	(4)	1,526	11/01/09
Wolfchase Galleria	7.80%	70,716	6,911	06/30/07
Woodland Hills Mall	7.00%	81,587	7,185	01/01/09	(25)

Total Consolidated Secured Indebtedness	$4,405,024

Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility — USD	5.70%	(15)	$—	$—	(2)	01/11/11	(3)
Revolving Credit Facility — Yen Currency	0.85%	(15)	14,673	125	(2)	01/11/11	(3)
Revolving Credit Facility — Euro Currency	4.01%	(15)	290,459	11,643	(2)	01/11/11	(3)
Medium Term Notes — 2	7.13%	180,000	12,825	(14)	09/20/07
Unsecured Notes — 2B	7.00%	150,000	10,500	(14)	07/15/09
Unsecured Notes — 4C	7.38%	200,000	14,750	(14)	06/15/18
Unsecured Notes — 5B	7.13%	300,000	21,375	(14)	02/09/09
Unsecured Notes — 6B	7.75%	200,000	15,500	(14)	01/20/11
Unsecured Notes — 7	6.38%	750,000	47,813	(14)	11/15/07
Unsecured Notes — 8A	6.35%	350,000	22,225	(14)	08/28/12
Unsecured Notes — 8B	5.38%	150,000	8,063	(14)	08/28/08
Unsecured Notes — 9A	4.88%	300,000	14,625	(14)	03/18/10
Unsecured Notes — 9B	5.45%	200,000	10,900	(14)	03/15/13
Unsecured Notes — 10A	3.75%	300,000	11,250	(14)	01/30/09
Unsecured Notes — 10B	4.90%	200,000	9,800	(14)	01/30/14
Unsecured Notes — 11A	4.88%	400,000	19,500	(14)	08/15/10
Unsecured Notes — 11B	5.63%	500,000	28,125	(14)	08/15/14
Unsecured Notes — 12 A	5.10%	600,000	30,600	(14)	06/15/15
Unsecured Notes — 12 B	4.60%	400,000	18,400	(14)	06/15/10
Unsecured Notes — 13 A	5.38%	500,000	26,875	(14)	06/01/11
Unsecured Notes — 13 B	5.75%	600,000	34,500	(14)	12/01/15
Unsecured Notes — 14 A	5.75%	400,000	23,000	(14)	05/01/12
Unsecured Notes — 14 B	6.10%	400,000	24,400	(14)	05/01/16
Unsecured Notes — 15 A	5.60%	600,000	33,600	(14)	09/01/11
Unsecured Notes — 15 B	5.88%	500,000	29,375	(14)	03/01/17
Unsecured Notes — 16 A	5.00%	600,000	30,000	(14)	03/01/12
Unsecured Notes — 16 B	5.25%	650,000	34,125	(14)	12/01/16
Mandatory Par Put Remarketed Securities	7.00%	200,000	14,000	(14)	06/15/08	(16)

9,935,132
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%	75,000	5,385	(14)	09/01/13
Unsecured Notes — CPI 5	7.88%	250,000	19,688	(14)	03/15/16

325,000
CPG Partners, LP, subsidiary:
Unsecured Notes — CPG 2	7.25%	125,000	9,063	(14)	10/21/07
Unsecured Notes — CPG 3	3.50%	100,000	3,500	(14)	03/15/09
Unsecured Notes — CPG 4	8.63%	50,000	4,313	(14)	08/17/09
Unsecured Notes — CPG 5	8.25%	150,000	12,375	(14)	02/01/11
Unsecured Notes — CPG 6	6.88%	100,000	6,875	(14)	06/15/12
Unsecured Notes — CPG 7	6.00%	150,000	9,000	(14)	01/15/13

675,000

Total Consolidated Unsecured Indebtedness	$10,935,132

Total Consolidated Indebtedness at Face Amounts	$15,340,156
Fair Value Interest Rate Swaps	(9,428)	(24)
Net Premium on Indebtedness	93,732
Net Discount on Indebtedness	(29,971)

Total Consolidated Indebtedness	$15,394,489	(19)

Joint Venture Indebtedness:
Secured Indebtedness:
Apple Blossom Mall	7.99%		$38,219		$3,607		09/10/09
Arkadia Shopping Center	4.67	% (31)	135,062		6,312		05/31/12
Atrium at Chestnut Hill	6.89%		46,025		3,880		03/11/11	(25)
Auburn Mall	7.99%		44,744		4,222		09/10/09
Aventura Mall	6.61%		200,000		13,220	(2)	04/06/08
Avenues, The	5.29%		75,588		5,325		04/01/13
Bay 1 (Torcy)	4.42	% (31)	18,575		822		05/31/11
Bay 2 (Torcy)	4.42	% (31)	69,290		3,065		06/30/11
Borek Shopping Center	5.93%		16,396		973		02/06/12
Cape Cod Mall	6.80%		93,520		7,821		03/11/11
Castleton Storage	7.37	% (1)	256		19	(2)	07/31/09	(3)
Circle Centre Mall	5.02%		75,624		5,165		04/11/13
Clay Terrace	5.08%		115,000		5,842	(2)	10/01/15
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16
Coddingtown Mall	6.57	% (1)	10,500		690	(2)	07/14/07
Crystal Mall	5.62%		99,883		7,319		09/11/12	(25)
Dabrowka Shopping Center	6.04	% (31)	4,978		301		07/03/14
Dadeland Mall	6.75%		189,252		15,566		02/11/12	(25)
Domain Residential	6.47	% (1)	21,673		1,403	(2)	03/03/11	(3)
Eastland Mall	5.79%		168,000		9,734	(2)	06/01/16
Emerald Square Mall	5.13%		137,050		9,479		03/01/13
Empire Mall	5.79%		176,300		10,215	(2)	06/01/16
Fashion Centre Pentagon Retail	6.63%		156,904		12,838		09/11/11	(25)
Fashion Centre Pentagon Office	6.07	% (30)	40,000		2,429	(2)	07/09/09	(3)
Fashion Valley Mall — 1	6.49%		158,720		13,218		10/11/08	(25)
Fashion Valley Mall — 2	6.58%		29,124		1,915	(2)	10/11/08	(25)
Firewheel Residential	7.17	% (1)	606		43	(2)	06/20/09
Florida Mall, The	7.55%		254,151		22,766		12/10/10
Galleria Commerciali Italia — Facility A	4.77	% (18)	328,859		21,411		12/22/11	(3)
Galleria Commerciali Italia — Facility B	4.87	% (27)	324,885		22,565		12/22/11
Galleria Commerciali Italia — Cinisello	4.12%		29,545		1,218		06/20/07
Gaitway Plaza	4.60%		13,900	(17)	640	(2)	07/01/15
Granite Run Mall	5.83%		121,189		8,622		06/01/16
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16
Gotemba Premium Outlets — Fixed	2.00%		8,398	(26)	1,176		10/25/14
Gotemba Premium Outlets — Variable	2.30	% (12)	16,208	(26)	3,900		09/30/07
Gwinnett Place — 1	7.54%		35,621		3,412		04/01/07
Gwinnett Place — 2	7.25%		79,239		7,070		04/01/07
Hamilton Town Center	6.32	% (1)	9,398		594	(2)	03/31/07
Highland Mall	6.83%		66,744		5,634		07/11/11
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		9,645		503	(2)	11/01/14
Indian River Mall	5.21%		65,355		3,408	(2)	11/01/14
King of Prussia Mall — 1	7.49%		162,777		23,183		01/01/17
King of Prussia Mall — 2	8.53%		11,314		1,685		01/01/17
Lehigh Valley Mall	5.88	% (1)	150,000		8,823	(2)	08/09/10	(3)
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Rockingham	7.88%		93,242		8,705		09/01/07
Mall at Chestnut Hill	8.45%		14,172		1,396		02/02/10
Mall of New Hampshire — 1	6.96%		96,202		8,345		10/01/08	(25)
Mall of New Hampshire — 2	8.53%		7,989		786		10/01/08
Mesa Mall	5.79%		87,250		5,055	(2)	06/01/16
Miami International Mall	5.35%		97,198		6,533		10/01/13
Northshore Mall	5.03%		210,000		10,553	(2)	03/11/14	(25)
Quaker Bridge Mall	7.03%		21,627		2,407		04/01/16
Plaza at Buckland Hills, The	4.60%		24,800	(17)	1,142	(2)	07/01/15
Ridgewood Court	4.60%		14,650	(17)	674	(2)	07/01/15

Rinku Premium Outlets	2.34%		31,276	(26)	4,857		10/25/14
Rushmore Mall	5.79%		94,000		5,446	(2)	06/01/16
Sano Premium Outlets	2.39%		46,214	(26)	7,371		05/31/16
St. Johns Town Center	5.06%		170,000		8,602	(2)	03/11/15
St. John's Town Center Phase II	6.17	% (1)	17,530		1,082	(2)	02/27/07
Seminole Towne Center	5.97	% (22)	70,000		4,180	(2)	07/09/09	(3)
Shops at Sunset Place, The	6.07	% (21)	90,867		7,250		05/09/09	(3)
Smith Haven Mall	5.16%		180,000		9,283	(2)	03/01/16
Solomon Pond	3.97%		113,206		6,505		08/01/13
Source, The	6.65%		124,000		8,246	(2)	03/11/09
Southern Hills Mall	5.79%		101,500		5,881	(2)	06/01/16
SouthPark Residential	6.72	% (1)	20,319		1,366	(2)	10/31/08
Springfield Mall	6.42	% (1)	76,500		4,913	(2)	12/01/10	(3)
Square One	6.73%		90,038		7,380		03/11/12
Surprise Grand Vista	10.61%		249,306		26,455	(2)	12/28/10	(3)
Toki Premium Outlets	1.22	% (12)	21,248	(26)	3,283		10/30/09
Tosu Premium Outlets	2.60%		10,617	(26)	1,852		08/24/13
Town Center at Cobb — 1	7.54%		45,383		4,347		04/01/07
Town Center at Cobb — 2	7.25%		60,303		5,381		04/01/07
Turzyn Shopping Center	6.32%		24,162		1,528		06/06/14
University Storage	7.37	% (1)	2,344		173	(2)	07/31/09	(3)
Valley Mall	5.83%		47,184		3,357		06/01/16
Villabe A6 — Bel'Est	4.72	% (31)	11,577		547		08/31/11
Village Park Plaza	4.60%		29,850	(17)	1,374	(2)	07/01/15
West Town Corners	4.60%		18,800	(17)	865	(2)	07/01/15
West Town Mall	6.90%		76,000		5,244	(2)	05/01/08	(25)
Westchester, The	4.86%		500,000		24,300	(2)	06/01/10
Whitehall Mall	6.77%		13,072		1,282		11/01/08
Wilenska Station Shopping Center	5.12	% (31)	39,524		2,025		08/31/11
Zakopianka Shopping Center	6.60%		14,865		981		12/28/11

Total Joint Venture Secured Indebtedness at Face Amounts			$7,996,332
Unsecured Indebtedness:
Galleria Commerciali Italia — Facility C	4.28	% (28)	61,129		2,618	(2)	12/22/08	(3)

Total Joint Venture Unsecured Indebtedness			61,129
Net Premium on Indebtedness			0
Net Discount on Indebtedness			(1,606)

Total Joint Venture Indebtedness			$8,055,855	(23)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 37.5 bps to 205 bps. LIBOR as of December 31, 2006 was 5.32%.

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

(11)
Simultaneous with the issuance of this loan, the Operating Partnership entered into a $70 million notional amount variable rate swap agreement which is designated as a hedge against this loan. As of December 31, 2006, after including the impacts of this swap, the terms of the loan are effectively $150 million fixed at 3.60% and $70 million variable rate at 5.37%.

(12)
Variable rate loans based on Yen LIBOR plus interest rate spreads ranging from 50 bps to 187.5 bps. Yen LIBOR as of December 31, 2006 was 0.4738%.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. This threshold was met and additional interest was paid in 2006.

(14)
Requires semi-annual payments of interest only.

(15)
$3,000,000 Credit Facility. As of December 31, 2006, the Credit Facility bears interest at LIBOR + 0.375% and provides for different pricing based upon the Operating Partnership's investment grade rating. As of December 31, 2006, $2.7 billion was available after outstanding borrowings and letter of credits.

(16)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory redemption on June 15, 2008.

(17)
Loans secured by these five Properties are cross-collateralized and cross-defaulted.

(18)
Debt is denominated in Euros and bears interest at 3 month Euribor + 1.05%. Debt consists of a Euros 269.0 million tranche of which Euros 249.1 million is drawn.

(19)
Our share of consolidated indebtedness was $15,203,980.

(20)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(21)
LIBOR + 0.750%, with LIBOR capped at 7.500%.

(22)
LIBOR + 0.650%, with LIBOR capped at 8.500%.

(23)
Our share of joint venture indebtedness was $3,472,228. Our share of indebtedness for joint ventures excludes our share of indebtedness of $79.5 million in joint venture entities in which a non-controlling interest is held by Gallerie Commerciali Italia, an entity which we have a 49% interest.

(24)
Represents the fair market value of interest rate swaps entered into by the Operating Partnership.

(25)
The maturity date shown represents the Anticipated Maturity Date of the loan which is typically 10-20 years earlier than the stated Maturity Date of the loan. Should the loan not be repaid at the Anticipated Repayment Date the applicable interest rate shall increase as specified in the loan agreement.

(26)
Amounts shown in US Dollar Equivalent. Yen equivalent 15,950.7 million

(27)
Debt is denominated in Euros and bears interest at 3 month Euribor + 1.15%. Debt consists of a Euros 255 million tranche which Euros 246.1 million is drawn.

(28)
Debt is denominated in Euros and bears interest at Euribor + 0.650%. Debt consists of a Euros 150 million tranche of which Euros 46.3 million is drawn.

(29)
LIBOR + 0.900%, with LIBOR capped at 8.250%.

(30)
LIBOR + 0.750%, with LIBOR capped at 8.250%.

(31)
Associated with these loans are interest rate swap agreements with a total combined Euro 199.3 million notional amount that effectively fixed these loans at a combined 4.66%.

Mortgage and Other Debt on Portfolio Properties
and Investments in Real Estate
As of December 31, 2006
(Dollars in thousands)

  Changes in Mortgages and Other Indebtedness

            The changes in mortgages and other indebtedness for the years ended December 31, 2006, 2005, 2004 are as follows:

	2006	2005	2004
Balance, Beginning of Year	$14,106,117	$14,586,393	$10,266,388
Additions during period:
New Loan Originations	2,810,239	2,484,264	4,509,640
Loans assumed in acquisitions and consolidations	192,272	—	1,387,182
Net Premium/(Discount)	(5,031)	(11,328)	132,905
Deductions during period:
Loan Retirements	(1,619,148)	(2,764,438)	(1,652,022)
Loans Related to Deconsolidations	—	(100,022)	—
Amortization of Net (Premiums)/Discounts	(25,784)	(33,710)	(14,043)
Scheduled Principal Amortization	(64,176)	(55,042)	(43,657)

Balance, End of Year	$15,394,489	$14,106,117	$14,586,393

Item 3. Legal Proceedings

            On November 15, 2004, the Attorneys General of Massachusetts, New Hampshire and Connecticut filed complaints in their respective state Superior Courts against us and our affiliate, SPGGC, Inc., alleging that the sale of co-branded, bank-issued gift cards sold in certain Properties violated gift certificate statutes and consumer protection laws in those states. Each of these suits seeks injunctive relief, unspecified civil penalties and disgorgement of any fees determined to be improperly charged to consumers. We filed our own actions for declaratory judgment actions in Federal district courts in each of the three states.

            With respect to the New Hampshire litigation, on August 1, 2006, the Federal district court in New Hampshire granted our motion for summary judgment and held that the gift card program that has been in existence since September 1, 2005 is a banking product and state law regulation is preempted by Federal banking laws. However, the Attorney General's appeal of this judgment in our favor in Federal district court in New Hampshire is pending. In February 2007, we entered into a voluntary, no-fault settlement agreement regarding the elements of the New Hampshire action which related to the program that existed before September 1, 2005. This settlement did not have a significant impact on the results of our operations.

            In addition, we are a defendant in three other proceedings relating to the gift card program: Betty Benson and Andrea Nay-Richardson vs. Simon Property Group, Inc., and Simon Property Group, L.P., Superior Court of Cobb County, State of Georgia, Case No.: 04-1-9617-42, filed December 9, 2004; Christopher Lonner vs. Simon Property Group, Inc., Supreme Court of the State of NY, County of Westchester, Case No.: 04-2246, filed February 18, 2004; and Aliza Goldman, individually and on behalf of all others similarly situated vs. Simon Property Group, Inc., Supreme Court of the State of New York, County of Nassau, filed February 7, 2005. Each of these proceedings has been brought as a purported class action and alleges violation of state consumer protection laws, state abandoned property and contract laws or state statutes regarding gift certificates or gift cards and seeks a variety of remedies including unspecified damages and injunctive relief.

            We believe that we have viable defenses under both state and federal laws to the pending gift card actions. Although it is not possible to provide any assurance of the ultimate outcome of any of these pending actions, management does not believe that an adverse outcome would have a material adverse effect on our financial position, results of operations or cash flow.

            As previously disclosed, we were a defendant in a suit brought against us by a partner in a partnership in which we previously held ownership in, Mall of America Associates ("MOAA"). Effective November 2, 2006, all parties agreed to settle the lawsuit and all claims with no settlement payment due by either party. We had most currently been a beneficial interest holder in the operations of MOAA which entitled us the right to receive cash flow distributions and capital transaction proceeds, or approximately a 25% interest in the underlying operations. Concurrently with the settlement of the litigation, the Simon family partner in MOAA sold its entire interest in MOAA. We received $102.2 million of capital transaction proceeds related to this transaction, terminating our beneficial interests, which resulted in a gain of $86.5 million.

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

Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            Our common stock trades on the New York Stock Exchange under the symbol "SPG". The quarterly price range on the NYSE for the shares and the distributions declared per share for each quarter in the last two fiscal years are shown below:

	High	Low	Close	Declared Distribution
2006
1st Quarter	$88.48	$76.21	$84.14	$0.76
2nd Quarter	84.88	76.14	82.94	0.76
3rd Quarter	92.35	81.19	90.62	0.76
4th Quarter	104.08	89.75	101.29	0.76
2005
1st Quarter	$65.60	$58.29	$60.58	$0.70
2nd Quarter	74.06	59.29	72.49	0.70
3rd Quarter	80.97	70.52	74.12	0.70
4th Quarter	79.99	65.75	76.63	0.70

            There is no established public trading market for Simon Property's Class B common stock or Class C common stock. Distributions per share of the Class B and Class C common stock are identical to the common stock.

  Holders

            The number of holders of record of common stock outstanding was 2,207 as of December 31, 2006. The Class B common stock is held entirely by a voting trust to which Melvin Simon, Herbert Simon, David Simon and certain of their affiliates are parties and is exchangeable on a one-for-one basis into shares of common stock, and the Class C common stock is held entirely by NID Corporation, the successor corporation of Edward J. DeBartolo Corporation, and is also exchangeable on a one-for-one basis into shares of common stock.

  Distributions

            Simon Property qualifies as a REIT under the Code. We are required to pay a minimum level of dividends to maintain our status as a REIT. Our dividends and limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future dividends and the distributions of the Operating Partnership will be determined by the Board based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT. The Board declared and we paid a common stock dividend of $0.76 per share in the fourth quarter of 2006.

            Simon Property offers an Automatic Dividend Reinvestment Plan for its common shares that allows stockholders, at their election, to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

  Unregistered Sales of Equity Securities

            During the fourth quarter of 2006, we issued 8,000,000 shares of Series K Variable Rate Redeemable Preferred Stock (Series K Preferred Stock) to a single institutional investor for cash proceeds in the amount of $200.0 million. We used the proceeds to fund the redemption of the Series F Cumulative Redeemable Preferred Stock. The Series K Preferred Stock was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption contained in Section 4(2) regarding private transactions.

  Issuances Under Equity Compensation Plans

            For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 to this report.

  Issuer Purchases of Equity Securities

            On May 11, 2006, the Board authorized us to repurchase up to 6,000,000 shares of our common stock subject to a maximum aggregate purchase price of $250 million over the next twelve months as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. There were no purchases under this program during the fourth quarter of 2006.

Item 6. Selected Financial Data

            The information required by this item is incorporated herein by reference to the Selected Financial Data section of the 2006 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of Simon Property's 2006 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of Simon Property's 2006 Annual Report to Stockholders under the caption "Liquidity and Capital Resources — Market Risk," filed as Exhibit 13.1 to this Form 10-K.

Item 8. Financial Statements and Supplementary Data

            Reference is made to the Index to Financial Statements contained in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A. Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006.

            Management's Report on Internal Control over Financial Reporting.    Our management's report on internal control over financial reporting is set forth in our 2006 Annual Report to Stockholders as the last page of Management's Discussion and Analysis of Financial Condition and Results of Operation, filed as Exhibit 13.1 to this Form 10-K and is incorporated herein by reference.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

            None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its 2007 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A and the information included under the caption "Executive Officers of the Registrants" in Part I hereof.

Item 11. Executive Compensation

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its 2007 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its 2007 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions and Director Independence

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its 2007 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its 2007 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)
Consolidated Financial Statements

            Simon Property Group, Inc. and Subsidiaries' consolidated financial statements and independent registered public accounting firm's reports are included in our 2006 Annual Report to Stockholders, filed as Exhibit 13.1 to this Form 10-K and are incorporated herein by reference.

		Page No.
(2)	Financial Statement Schedule
	Simon Property Group, Inc. and Subsidiaries Schedule III — Schedule of Real Estate and Accumulated Depreciation	54
	Notes to Schedule III	61
(3)	Exhibits
	The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	52

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
By	/s/ DAVID SIMON David Simon Chief Executive Officer

February 28, 2007

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007
/s/ HERBERT SIMON Herbert Simon	Co-Chairman of the Board of Directors	February 28, 2007
/s/ MELVIN SIMON Melvin Simon	Co-Chairman of the Board of Directors	February 28, 2007
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer and Director	February 28, 2007
/s/ BIRCH BAYH Birch Bayh	Director	February 28, 2007
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	February 28, 2007
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	February 28, 2007
/s/ PIETER S. VAN DEN BERG Pieter S. van den Berg	Director	February 28, 2007

/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	February 28, 2007
/s/ FREDRICK W. PETRI Fredrick W. Petri	Director	February 28, 2007
/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	February 28, 2007
/s/ KAREN N. HORN Karen N. Horn	Director	February 28, 2007
/s/ M. DENISE DEBARTOLO YORK M. Denise DeBartolo York	Director	February 28, 2007
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007
/s/ JOHN DAHL John Dahl	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

Exhibits
2	Agreement and Plan of Merger, dated as of June 20, 2004, by and among Simon Property Group, Inc., Simon Property Group, L.P., Simon Acquisition I, LLC, Simon Acquisition II, LLC, Chelsea Property Group, Inc., and CPG Partners, L.P. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed June 22, 2004).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Registrant on October 9, 1998).
3.2	Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
3.3	Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q filed on November 15, 1999).
3.3a	Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1a of the Registrant's Form 10-Q filed on November 15, 1999).
3.4	Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-Q filed on November 15, 1999).
3.4a	Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2a of the Registrant's Form 10-Q filed on November 15, 1999).
3.6	Certificate of Powers, Designations, Preferences and Rights of the 7.89% Series G Cumulative Step-Up Premium Rate Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed by the Registrant on May 9, 2001 (Reg. No. 333-60526)).
3.7	Certificate of Powers, Designations, Preferences and Rights of the 6% Series I Convertible Perpetual Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed October 20, 2004).
3.8	Certificate of Powers, Designations, Preferences and Rights of the 8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed October 20, 2004).
9.1	Second Amended and Restated Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between Melvin Simon & Associates, Inc., on the one hand and Melvin Simon, Herbert Simon, and David Simon on the other hand (incorporated by reference to Exhibit 9.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2004).
9.2	Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between David Simon, Melvin Simon and Herbert Simon (incorporated by reference to Exhibit 9.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2004).
10.1	Credit Agreement, dated as of October 12, 2004, among Simon Property Group, L.P., the Lenders named therein, and the Co-Agents named therein (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2004).
10.2	$3,000,000,000 Credit Agreement, dated as of December 15, 2005, among Simon Property Group, L.P., the Institutions named therein as Lenders and the Institutions named therein as Co-Agents (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed on December 20, 2005).
10.3	Form of the Indemnity Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.7 of the Form S-4 filed by the Registrant on August 13, 1998 (Reg. No. 333-61399) ).
10.4	Registration Rights Agreement, dated as of September 24, 1998, by and among the Registrant and the persons named therein. (incorporated by reference to Exhibit 4.4 of the Form 8-K filed by the Registrant on October 9, 1998).
10.5	Registration Rights Agreement, dated as of August 27, 1999 by and among the Registrant and the persons named therein (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed March 24, 2004 (Reg. No. 333-113884)).
10.6	Registration Rights Agreement, dated as of November 14, 1997, by and between O'Connor Retail Partners, L.P. and Simon DeBartolo Group, Inc. (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 filed December 7, 2001 (Reg. No. 333-74722)).
10.7*	Simon Property Group, L.P. 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 5, 2006).
10.8*	Form of Nonqualified Stock Option Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to this same Exhibit number of the 2004 Form 10-K filed by the Registrant).
10.9*	Form of Performance-Based Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan.

10.10*	Form of Non-Employee Director Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to this same Exhibit number of the 2004 Form 10-K filed by the Registrant).
10.11*	Employment Agreement between Richard S. Sokolov, the Registrant, and Simon Property Group Administrative Services Partnership, L.P. Dated March 26, 1996 (incorporated by reference to Exhibit 10.12 of the 2000 Form 10-K filed by the Registrant).
10.12*	Description of Director and Executive Compensation Agreements.
10.16	Voting Agreement dated as of June 20, 2004 among the Registrant, Simon Property Group, L.P., and certain holders of shares of common stock of Chelsea Property Group, Inc. and/or common units of CPG Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed June 22, 2004).
12.1	Statement regarding computation of ratios.
13.1	Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements of the Registrant as contained in the Registrant's 2006 Annual Report to Stockholders.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

  SCHEDULE III

  Simon Property Group, Inc. and Subsidiaries
  Real Estate and Accumulated Depreciation
  December 31, 2006
  (Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Alton Square, Alton, IL	$—	$154	$7,641	$—	$10,733	$154	$18,374	$18,528	$8,640	1993 (Note 4)
Anderson Mall, Anderson, SC	28,635	1,712	15,227	1,363	9,753	3,075	24,980	28,055	11,301	1972
Arsenal Mall, Watertown, MA	32,759	15,505	47,680	—	4,000	15,505	51,680	67,185	10,370	1999 (Note 4)
Bangor Mall, Bangor, ME	22,038	5,478	59,740	—	4,953	5,478	64,693	70,171	10,574	2004 (Note 5)
Barton Creek Square, Austin, TX	—	2,903	20,929	7,983	56,732	10,886	77,661	88,547	30,532	1981
Battlefield Mall, Springfield, MO	97,839	3,919	27,231	3,225	59,011	7,144	86,242	93,386	36,191	1970
Bay Park Square, Green Bay, WI	—	6,358	25,623	4,133	21,884	10,491	47,507	57,998	14,380	1980
Bowie Town Center, Bowie, MD	—	2,710	65,044	235	4,995	2,945	70,039	72,984	15,244	2001
Boynton Beach Mall, Boynton Beach, FL	—	22,240	78,804	4,636	22,671	26,876	101,475	128,351	26,972	1985
Brea Mall, Brea, CA	—	39,500	209,202	—	19,297	39,500	228,499	267,999	53,969	1998 (Note 4)
Broadway Square, Tyler, TX	—	11,470	32,431	—	12,750	11,470	45,181	56,651	15,683	1994 (Note 4)
Brunswick Square, East Brunswick, NJ	85,659	8,436	55,838	—	25,583	8,436	81,421	89,857	25,371	1973
Burlington Mall, Burlington, MA	—	46,600	303,618	—	51,960	46,600	355,578	402,178	74,600	1998 (Note 4)
Castleton Square, Indianapolis, IN	—	26,250	98,287	7,434	37,437	33,684	135,724	169,408	39,877	1972
Century III Mall, West Mifflin, PA	84,525	17,380	102,364	10	7,932	17,390	110,296	127,686	49,685	1979
Charlottesville Fashion Square, Charlottesville, VA	—	—	54,738	—	12,549	—	67,287	67,287	18,336	1997 (Note 4)
Chautauqua Mall, Lakewood, NY	—	3,257	9,641	—	15,918	3,257	25,559	28,816	9,125	1971
Chesapeake Square, Chesapeake, VA	72,658	11,534	70,461	—	6,552	11,534	77,013	88,547	28,488	1989
Cielo Vista Mall, El Paso, TX	47,433	867	14,447	608	41,903	1,475	56,350	57,825	24,626	1974
College Mall, Bloomington, IN	43,340	1,003	16,245	722	35,821	1,725	52,066	53,791	20,919	1965
Columbia Center, Kennewick, WA	—	18,285	66,580	—	15,334	18,285	81,914	100,199	22,503	1987
Copley Place, Boston, MA	171,126	147	378,045	—	47,287	147	425,332	425,479	52,662	2002 (Note 4)
Coral Square, Coral Springs, FL	85,740	13,556	93,630	—	3,594	13,556	97,224	110,780	35,736	1984
Cordova Mall, Pensacola, FL	—	18,626	73,091	7,321	24,542	25,947	97,633	123,580	22,512	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	—	10,122	69,958	—	1,721	10,122	71,679	81,801	26,618	1996
Crossroads Mall, Omaha, NE	42,451	639	30,658	409	35,519	1,048	66,177	67,225	22,628	1994 (Note 4)
Crystal River Mall, Crystal River, FL	15,341	5,661	20,241	—	5,024	5,661	25,265	30,926	7,647	1990
DeSoto Square, Bradenton, FL	64,153	9,011	52,675	—	7,592	9,011	60,267	69,278	18,764	1973
Edison Mall, Fort Myers, FL	—	11,529	107,350	—	22,400	11,529	129,750	141,279	31,249	1997 (Note 4)
Fashion Mall at Keystone, Indianapolis, IN	57,513	—	120,579	—	34,425	—	155,004	155,004	38,215	1997 (Note 4)
Firewheel Town Center, Garland, TX	—	11,551	82,627	—	10,227	11,551	92,854	104,405	5,116	2004
Forest Mall, Fond Du Lac, WI	17,000	728	4,491	—	8,082	728	12,573	13,301	6,030	1973
Forum Shops at Caesars, The, Las Vegas, NV	541,935	—	276,378	—	191,380	—	467,758	467,758	76,070	1992

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Great Lakes Mall, Mentor, OH	—	12,302	100,362	—	14,777	12,302	115,139	127,441	34,062	1961
Greenwood Park Mall, Greenwood, IN	82,660	2,423	23,445	5,275	78,371	7,698	101,816	109,514	36,796	1979
Gulf View Square, Port Richey, FL	—	13,690	39,991	2,023	18,516	15,713	58,507	74,220	18,331	1980
Haywood Mall, Greenville, SC	—	11,585	133,893	6	18,093	11,591	151,986	163,577	45,600	1998 (Note 4)
Independence Center, Independence, MO	—	5,042	45,798	—	28,624	5,042	74,422	79,464	24,876	1994 (Note 4)
Ingram Park Mall, San Antonio, TX	79,499	733	17,163	169	17,617	902	34,780	35,682	17,276	1979
Irving Mall, Irving, TX	—	6,737	17,479	2,533	35,362	9,270	52,841	62,111	28,006	1971
Jefferson Valley Mall, Yorktown Heights, NY	—	4,868	30,304	—	22,380	4,868	52,684	57,552	21,656	1983
Knoxville Center, Knoxville, TN	60,201	5,006	21,617	3,712	34,229	8,718	55,846	64,564	23,340	1984
La Plaza Mall, McAllen, TX	—	1,375	9,828	6,569	34,117	7,944	43,945	51,889	16,827	1976
Lafayette Square, Indianapolis, IN	—	14,251	54,589	50	12,431	14,301	67,020	81,321	34,582	1968
Laguna Hills Mall, Laguna Hills, CA	—	27,928	55,446	—	7,575	27,928	63,021	90,949	17,719	1997 (Note 4)
Lakeline Mall, Austin, TX	64,999	10,088	81,568	14	2,883	10,102	84,451	94,553	27,834	1995
Lenox Square, Atlanta, GA	—	38,213	492,411	—	40,709	38,213	533,120	571,333	121,013	1998 (Note 4)
Lima Mall, Lima, OH	—	7,910	35,338	—	8,854	7,910	44,192	52,102	15,760	1965
Lincolnwood Town Center, Lincolnwood, IL	—	7,907	63,480	28	6,759	7,935	70,239	78,174	29,933	1990
Livingston Mall, Livingston, NJ	—	30,200	105,250	—	10,925	30,200	116,175	146,375	28,696	1998 (Note 4)
Longview Mall, Longview, TX	31,814	259	3,567	124	7,120	383	10,687	11,070	4,796	1978
Mall of Georgia, Mill Creek, GA	191,520	47,492	359,042	—	459	47,492	359,501	406,993	67,521	1999 (Note 5)
Maplewood Mall, Minneapolis, MN	—	17,119	80,758	—	9,779	17,119	90,537	107,656	14,117	2002 (Note 4)
Markland Mall, Kokomo, IN	22,509	—	7,568	—	7,891	—	15,459	15,459	7,435	1968
McCain Mall, N. Little Rock, AR	22,148	—	9,515	—	10,255	—	19,770	19,770	13,902	1973
Melbourne Square, Melbourne, FL	—	15,762	55,891	4,160	23,855	19,922	79,746	99,668	20,272	1982
Menlo Park Mall, Edison, NJ	—	65,684	223,252	—	27,208	65,684	250,460	316,144	67,146	1997 (Note 4)
Midland Park Mall, Midland, TX	32,860	687	9,213	—	10,467	687	19,680	20,367	10,975	1980
Miller Hill Mall, Duluth, MN	—	2,537	18,092	—	21,927	2,537	40,019	42,556	21,647	1973
Montgomery Mall, Montgomeryville, PA	92,508	27,105	86,915	—	2,889	27,105	89,804	116,909	15,896	2004 (Note 5)
Muncie Mall, Muncie, IN	—	172	5,776	52	26,344	224	32,120	32,344	12,938	1970
Nanuet Mall, Nanuet, NY	—	27,310	162,993	—	3,064	27,310	166,057	193,367	60,797	1998 (Note 4)
North East Mall, Hurst, TX	—	128	12,966	19,010	142,405	19,138	155,371	174,509	47,806	1971
Northfield Square Mall, Bourbonnais, IL	30,382	362	53,396	—	879	362	54,275	54,637	27,133	2004 (Note 5)
Northgate Mall, Seattle, WA	—	24,392	115,992	—	56,894	24,392	172,886	197,278	38,071	1987
Northlake Mall, Atlanta, GA	69,450	33,400	98,035	—	3,817	33,400	101,852	135,252	34,147	1998 (Note 4)
Northwoods Mall, Peoria, IL	—	1,185	12,779	2,451	35,952	3,636	48,731	52,367	23,230	1983
Oak Court Mall, Memphis, TN	—	15,673	57,304	—	7,940	15,673	65,244	80,917	18,163	1997 (Note 4)
Ocean County Mall, Toms River, NJ	—	20,404	124,945	—	21,436	20,404	146,381	166,785	33,055	1998 (Note 4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Orange Park Mall, Orange Park, FL	—	12,998	65,121	—	36,972	12,998	102,093	115,091	30,684	1994 (Note 4)
Orland Square, Orland Park, IL	—	35,514	129,906	—	18,978	35,514	148,884	184,398	40,219	1997 (Note 4)
Oxford Valley Mall, Langhorne, PA	79,924	24,544	100,287	—	3,637	24,544	103,924	128,468	34,884	2003 (Note 4)
Paddock Mall, Ocala, FL	—	11,198	39,727	—	8,657	11,198	48,384	59,582	14,057	1980
Palm Beach Mall, West Palm Beach, FL	52,567	11,962	112,437	—	35,228	11,962	147,665	159,627	63,467	1967
Penn Square Mall, Oklahoma City, OK	68,258	2,043	155,958	—	24,824	2,043	180,782	182,825	37,112	2002 (Note 4)
Pheasant Lane Mall, Nashua, NH	—	3,902	155,068	528	9,048	4,430	164,116	168,546	38,549	2004 (Note 5)
Phipps Plaza, Atlanta, GA	—	19,200	210,610	—	18,565	19,200	229,175	248,375	54,330	1998 (Note 4)
Plaza Carolina, Carolina, PR	247,903	15,493	279,560	—	2,285	15,493	281,845	297,338	25,486	2004 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	52,007	5,471	58,570	—	13,802	5,471	72,372	77,843	23,149	1989
Prien Lake Mall, Lake Charles, LA	—	1,842	2,813	3,091	38,428	4,933	41,241	46,174	15,262	1972
Raleigh Springs Mall, Memphis, TN	—	9,137	28,604	—	12,369	9,137	40,973	50,110	23,705	1971
Richardson Square Mall, Richardson, TX	—	4,532	6,329	1,268	11,212	5,800	17,541	23,341	11,326	1977
Richmond Town Square, Richmond Heights, OH	46,156	2,600	12,112	—	60,930	2,600	73,042	75,642	29,417	1966
River Oaks Center, Calumet City, IL	—	30,884	101,224	—	8,507	30,884	109,731	140,615	28,895	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	—	44,116	212,257	27	15,575	44,143	227,832	271,975	52,983	1998 (Note 4)
Rolling Oaks Mall, San Antonio, TX	—	2,141	38,609	—	12,927	2,141	51,536	53,677	22,608	1988
Roosevelt Field, Garden City, NY	—	164,058	702,008	2,117	34,460	166,175	736,468	902,643	170,033	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	—	23,541	90,203	—	32,153	23,541	122,356	145,897	42,901	1986
Santa Rosa Plaza, Santa Rosa, CA	—	10,400	87,864	—	7,640	10,400	95,504	105,904	23,156	1998 (Note 4)
Shops at Mission Viejo, The, Mission Viejo, CA	—	9,139	54,445	7,491	144,257	16,630	198,702	215,332	59,931	1979
South Hills Village, Pittsburgh, PA	—	23,445	125,840	—	14,010	23,445	139,850	163,295	36,241	1997 (Note 4)
South Shore Plaza, Braintree, MA	—	101,200	301,495	—	31,625	101,200	333,120	434,320	74,602	1998 (Note 4)
Southern Park Mall, Boardman, OH	—	16,982	77,767	97	21,701	17,079	99,468	116,547	31,938	1970
SouthPark, Charlotte, NC	—	32,141	188,004	100	155,864	32,241	343,868	376,109	47,155	2002 (Note 4)
St. Charles Towne Center, Waldorf, MD	—	7,710	52,934	1,180	14,875	8,890	67,809	76,699	31,386	1990
Stanford Shopping Center, Palo Alto, CA	220,000	—	339,537	—	2,679	—	342,216	342,216	38,308	2003 (Note 4)
Summit Mall, Akron, OH	—	15,374	51,137	—	18,762	15,374	69,899	85,273	22,127	1965
Sunland Park Mall, El Paso, TX	35,315	2,896	28,900	—	6,286	2,896	35,186	38,082	17,569	1988
Tacoma Mall, Tacoma, WA	126,763	37,803	125,826	—	28,390	37,803	154,216	192,019	44,934	1987
Tippecanoe Mall, Lafayette, IN	—	2,897	8,439	5,517	42,856	8,414	51,295	59,709	27,966	1973
Town Center at Aurora, Aurora, CO	—	9,959	56,766	6	55,528	9,965	112,294	122,259	24,185	1998 (Note 4)
Town Center at Boca Raton, Boca Raton, FL	—	64,200	307,279	—	92,668	64,200	399,947	464,147	92,101	1998 (Note 4)
Towne East Square, Wichita, KS	66,669	8,525	18,479	1,429	29,574	9,954	48,053	58,007	25,101	1975

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Towne West Square, Wichita, KS	52,039	972	21,203	61	8,012	1,033	29,215	30,248	15,610	1980
Treasure Coast Square, Jensen Beach, FL	—	11,124	72,990	3,067	27,314	14,191	100,304	114,495	28,695	1987
Tyrone Square, St. Petersburg, FL	—	15,638	120,962	—	25,319	15,638	146,281	161,919	42,275	1972
University Mall, Little Rock, AR	—	123	17,411	—	3,227	123	20,638	20,761	12,619	1967
University Mall, Pensacola, FL	—	4,256	26,657	—	4,026	4,256	30,683	34,939	11,896	1994
University Park Mall, Mishawaka, IN	56,825	15,105	61,100	—	23,722	15,105	84,822	99,927	75,952	1996 (Note 4)
Upper Valley Mall, Springfield, OH	47,904	8,421	38,745	—	3,693	8,421	42,438	50,859	13,343	1979
Valle Vista Mall, Harlingen, TX	29,335	1,398	17,159	372	13,345	1,770	30,504	32,274	14,474	1983
Virginia Center Commons, Glen Allen, VA	—	9,764	50,547	4,149	7,944	13,913	58,491	72,404	20,275	1991
Walt Whitman Mall, Huntington Station, NY	—	51,700	111,258	3,789	36,443	55,489	147,701	203,190	46,484	1998 (Note 4)
Washington Square, Indianapolis, IN	30,693	16,800	36,495	462	27,233	17,262	63,728	80,990	25,982	1974
West Ridge Mall, Topeka, KS	68,711	5,453	34,132	197	7,387	5,650	41,519	47,169	18,890	1988
Westminster Mall, Westminster, CA	—	43,464	84,709	—	17,362	43,464	102,071	145,535	24,684	1998 (Note 4)
White Oaks Mall, Springfield, IL	50,000	3,024	35,692	2,413	33,189	5,437	68,881	74,318	23,218	1977
Wolfchase Galleria, Memphis, TN	70,716	16,274	128,276	—	7,973	16,274	136,249	152,523	35,316	2002 (Note 4)
Woodland Hills Mall, Tulsa, OK	81,587	34,211	187,123	—	3,081	34,211	190,204	224,415	32,076	2004 (Note 5)
Premium Outlet Centers
Albertville Premium Outlets, Albertville, MN	—	3,900	97,059	—	1,922	3,900	98,981	102,881	11,222	2004 (Note 4)
Allen Premium Outlets, Allen, TX	—	13,855	43,687	97	18,884	13,952	62,571	76,523	7,293	2004 (Note 4)
Aurora Farms Premium Outlets, Aurora, OH	—	2,370	24,326	—	1,676	2,370	26,002	28,372	7,113	2004 (Note 4)
Camarillo Premium Outlets, Camarillo, CA	—	16,670	224,721	—	2,108	16,670	226,829	243,499	20,356	2004 (Note 4)
Carlsbad Premium Outlets, Carlsbad, CA	—	12,890	184,990	96	683	12,986	185,673	198,659	16,781	2004 (Note 4)
Carolina Premium Outlets, Smithfield, NC	20,231	3,170	59,863	—	1,049	3,170	60,912	64,082	8,798	2004 (Note 4)
Chicago Premium Outlets, Aurora, IL	—	659	118,005	7,903	15,073	8,562	133,078	141,640	13,067	2004 (Note 4)
Clinton Crossings Premium Outlets, Clinton, CT	—	2,060	107,557	32	1,218	2,092	108,775	110,867	11,797	2004 (Note 4)
Columbia Gorge Premium Outlets, Troutdale, OR	—	7,900	16,492	—	789	7,900	17,281	25,181	4,143	2004 (Note 4)
Desert Hills Premium Outlets, Cabazon, CA	—	3,440	338,679	—	213	3,440	338,892	342,332	26,998	2004 (Note 4)
Edinburgh Premium Outlets, Edinburgh, IN	—	2,857	47,309	—	9,949	2,857	57,258	60,115	7,533	2004 (Note 4)
Folsom Premium Outlets, Folsom, CA	—	9,060	50,281	—	1,666	9,060	51,947	61,007	8,254	2004 (Note 4)
Gilroy Premium Outlets, Gilroy, CA	64,144	9,630	194,122	—	2,095	9,630	196,217	205,847	20,762	2004 (Note 4)
Jackson Premium Outlets, Jackson, NJ	—	6,413	104,013	3	2,084	6,416	106,097	112,513	8,423	2004 (Note 4)
Johnson Creek Premium Outlets, Johnson Creek, WI	—	2,800	39,546	—	2,217	2,800	41,763	44,563	3,489	2004 (Note 4)
Kittery Premium Outlets, Kittery, ME	10,619	957	60,522	—	593	957	61,115	62,072	5,947	2004 (Note 4)
Las Vegas Outlet Center, Las Vegas, NV	—	13,085	160,777	—	1,367	13,085	162,144	175,229	10,770	2004 (Note 4)
Las Vegas Premium Outlets, Las Vegas, NV	—	25,435	134,973	—	21,228	25,435	156,201	181,636	14,205	2004 (Note 4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Leesburg Corner Premium Outlets, Leesburg, VA	—	7,190	162,023	—	2,402	7,190	164,425	171,615	18,136	2004 (Note 4)
Liberty Village Premium Outlets, Flemington, NJ	—	5,670	28,904	—	1,121	5,670	30,025	35,695	5,561	2004 (Note 4)
Lighthouse Place Premium Outlets, Michigan City, IN	44,261	6,630	94,138	—	1,868	6,630	96,006	102,636	14,236	2004 (Note 4)
Napa Premium Outlets, Napa, CA	—	11,400	45,023	—	643	11,400	45,666	57,066	5,151	2004 (Note 4)
North Georgia Premium Outlets, Dawsonville, GA	—	4,300	132,325	—	1,482	4,300	133,807	138,107	15,177	2004 (Note 4)
Orlando Premium Outlets, Orlando, FL	—	14,040	304,410	15,855	1,014	29,895	305,424	335,319	22,829	2004 (Note 4)
Osage Beach Premium Outlets, Osage Beach, MO	—	9,460	85,804	3	1,470	9,463	87,274	96,737	11,115	2004 (Note 4)
Petaluma Village Premium Outlets, Petaluma, CA	—	13,322	14,067	—	1,582	13,322	15,649	28,971	3,830	2004 (Note 4)
Rio Grande Valley Premium Outlets, Mercedes, TX	—	12,693	41,547	—	—	12,693	41,547	54,240	251	2005
Round Rock Premium Outlets, Round Rock, TX	—	22,911	82,252	—	—	22,911	82,252	105,163	1,043	2005
Seattle Premium Outlets, Seattle, WA	—	13,557	103,722	—	2,765	13,557	106,487	120,044	7,257	2004 (Note 4)
St. Augustine Premium Outlets, St. Augustine, FL	—	6,090	57,670	2	4,562	6,092	62,232	68,324	7,766	2004 (Note 4)
The Crossings Premium Outlets, Tannersville, PA	56,707	7,720	172,931	—	7,381	7,720	180,312	188,032	15,661	2004 (Note 4)
Vacaville Premium Outlets, Vacaville, CA	—	9,420	84,856	—	1,875	9,420	86,731	96,151	12,436	2004 (Note 4)
Waikele Premium Outlets, Waipahu, HI	—	22,630	77,316	—	974	22,630	78,290	100,920	8,782	2004 (Note 4)
Waterloo Premium Outlets, Waterloo, NY	35,649	3,230	75,277	—	4,963	3,230	80,240	83,470	10,803	2004 (Note 4)
Woodbury Common Premium Outlets, Central Valley, NY	—	11,110	862,557	—	3,154	11,110	865,711	876,821	67,497	2004 (Note 4)
Wrentham Village Premium Outlets, Wrentham, MA	—	4,900	282,031	—	2,399	4,900	284,430	289,330	26,646	2004 (Note 4)
Community/Lifestyle Centers
Arboretum at Great Hills, Austin, TX	—	7,640	36,774	71	7,497	7,711	44,271	51,982	10,612	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	27,532	8,748	26,184	—	9,152	8,748	35,336	44,084	12,988	1987
Boardman Plaza, Youngstown, OH	23,598	7,265	22,007	—	12,525	7,265	34,532	41,797	12,120	1951
Brightwood Plaza, Indianapolis, IN	—	65	128	—	337	65	465	530	275	1965
Celina Plaza, El Paso, TX	—	138	815	—	110	138	925	1,063	514	1978
Charles Towne Square, Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	4,835	1976
Chesapeake Center, Chesapeake, VA	—	5,352	12,279	—	358	5,352	12,637	17,989	3,776	1989

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Countryside Plaza, Countryside, IL	—	332	8,507	2,554	8,167	2,886	16,674	19,560	5,591	1977
Dare Centre, Kill Devil Hills, NC	1,684	—	5,702	—	111	—	5,813	5,813	384	2004 (Note 4)
DeKalb Plaza, King of Prussia, PA	3,301	1,955	3,405	—	898	1,955	4,303	6,258	1,122	2003 (Note 4)
Eastland Plaza, Tulsa, OK	—	651	3,680	—	85	651	3,765	4,416	2,333	1986
Forest Plaza, Rockford, IL	15,101	4,132	16,818	453	2,318	4,585	19,136	23,721	7,130	1985
Gateway Shopping Centers, Austin, TX	87,000	24,549	81,437	—	7,084	24,549	88,521	113,070	10,160	2004 (Note 4)
Great Lakes Plaza, Mentor, OH	—	1,028	2,025	—	3,643	1,028	5,668	6,696	2,413	1976
Greenwood Plus, Greenwood, IN	—	1,131	1,792	—	3,735	1,131	5,527	6,658	2,308	1979
Griffith Park Plaza, Griffith, IN	—	—	2,412	1,504	567	1,504	2,979	4,483	2,254	1979
Henderson Square, King of Prussia, PA	15,063	4,223	15,124	—	132	4,223	15,256	19,479	1,863	2003 (Note 4)
Highland Lakes Center, Orlando, FL	15,670	7,138	25,284	—	1,361	7,138	26,645	33,783	9,617	1991
Ingram Plaza, San Antonio, TX	—	421	1,802	4	57	425	1,859	2,284	1,079	1980
Keystone Shoppes, Indianapolis, IN	—	—	4,232	—	947	—	5,179	5,179	1,374	1997 (Note 4)
Knoxville Commons, Knoxville, TN	—	3,731	5,345	—	1,738	3,731	7,083	10,814	3,906	1987
Lake Plaza, Waukegan, IL	—	2,487	6,420	—	974	2,487	7,394	9,881	2,780	1986
Lake View Plaza, Orland Park, IL	20,073	4,775	17,543	—	11,066	4,775	28,609	33,384	9,724	1986
Lakeline Plaza, Austin, TX	22,008	5,822	30,875	—	7,140	5,822	38,015	43,837	10,899	1998
Lima Center, Lima, OH	—	1,808	5,151	—	6,753	1,808	11,904	13,712	3,098	1978
Lincoln Crossing, O'Fallon, IL	3,038	674	2,192	—	562	674	2,754	3,428	975	1990
Lincoln Plaza, King of Prussia, PA	—	—	21,299	—	800	—	22,099	22,099	6,498	2003 (Note 4)
MacGregor Village, Cary, NC	6,775	557	8,897	—	258	557	9,155	9,712	713	2004 (Note 4)
Mall of Georgia Crossing, Mill Creek, GA	—	9,506	32,892	—	111	9,506	33,003	42,509	8,049	2004 (Note 5)
Markland Plaza, Kokomo, IN	—	206	738	—	6,205	206	6,943	7,149	1,790	1974
Martinsville Plaza, Martinsville, VA	—	—	584	—	328	—	912	912	680	1967
Matteson Plaza, Matteson, IL	8,840	1,771	9,737	—	2,323	1,771	12,060	13,831	5,168	1988
Muncie Plaza, Muncie, IN	7,643	267	10,509	87	663	354	11,172	11,526	3,184	1998
New Castle Plaza, New Castle, IN	—	128	1,621	—	1,435	128	3,056	3,184	1,637	1966
North Ridge Plaza, Joliet, IL	—	2,831	7,699	—	1,671	2,831	9,370	12,201	3,565	1985
North Ridge Shopping Center, Raleigh, NC	8,275	462	12,838	—	348	462	13,186	13,648	910	2004 (Note 4)
Northwood Plaza, Fort Wayne, IN	—	148	1,414	—	1,367	148	2,781	2,929	1,503	1974
Park Plaza, Hopkinsville, KY	—	300	1,572	—	225	300	1,797	2,097	1,577	1968
Regency Plaza, St. Charles, MO	4,143	616	4,963	—	507	616	5,470	6,086	1,925	1988
Rockaway Convenience Center, Rockaway, NJ	—	5,149	26,435	—	6,297	5,149	32,732	37,881	5,131	1998 (Note 4)
Rockaway Town Plaza, Rockaway, NJ	—	—	15,295	—	1,044	—	16,339	16,339	835	2004
Shops at Arbor Walk, Austin, TX	—	930	42,546	—	—	930	42,546	43,476	58	2006

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Shops at North East Mall, The, Hurst, TX	—	12,541	28,177	402	5,316	12,943	33,493	46,436	10,832	1999
St. Charles Towne Plaza, Waldorf, MD	26,518	8,377	18,993	—	2,300	8,377	21,293	29,670	8,264	1987
Teal Plaza, Lafayette, IN	—	99	878	—	2,956	99	3,834	3,933	1,739	1962
Terrace at the Florida Mall, Orlando, FL	—	2,150	7,623	—	4,050	2,150	11,673	13,823	2,884	1989
Tippecanoe Plaza, Lafayette, IN	—	—	745	234	4,992	234	5,737	5,971	2,646	1974
University Center, Mishawaka, IN	—	2,388	5,214	—	3,013	2,388	8,227	10,615	7,004	1980
Washington Plaza, Indianapolis, IN	—	941	1,697	—	308	941	2,005	2,946	2,487	1976
Waterford Lakes Town Center, Orlando, FL	—	8,679	72,836	—	12,807	8,679	85,643	94,322	24,347	1999
West Ridge Plaza, Topeka, KS	5,342	1,376	4,560	—	1,570	1,376	6,130	7,506	2,399	1988
White Oaks Plaza, Springfield, IL	16,298	3,169	14,267	—	944	3,169	15,211	18,380	5,585	1986
Wolf Ranch, Georgetown, TX	—	22,118	51,509	—	491	22,118	52,000	74,118	2,811	2004
Other Properties
Crossville Outlet Center, Crossville, TN	—	263	4,380	—	120	263	4,500	4,763	353	2004 (Note 4)
Factory Merchants Branson, Branson, MO	—	1,383	19,637	1	682	1,384	20,319	21,703	1,870	2004 (Note 4)
Factory Shoppes at Branson Meadows, Branson, MO	9,409	—	5,206	—	39	—	5,245	5,245	360	2004 (Note 4)
Factory Stores of America — Boaz, AL	2,752	—	924	—	1	—	925	925	54	2004 (Note 4)
Factory Stores of America — Georgetown, KY	6,521	148	3,610	—	25	148	3,635	3,783	233	2004 (Note 4)
Factory Stores of America — Graceville, FL	1,937	12	408	—	36	12	444	456	26	2004 (Note 4)
Factory Stores of America — Lebanon, MO	1,628	24	214	—	4	24	218	242	20	2004 (Note 4)
Factory Stores of America — Nebraska City, NE	1,529	26	566	—	—	26	566	592	41	2004 (Note 4)
Factory Stores of America — Story City, IA	1,891	7	526	—	—	7	526	533	33	2004 (Note 4)
Factory Stores of North Bend, North Bend, WA	—	2,143	36,197	—	492	2,143	36,689	38,832	2,734	2004 (Note 4)
Development Projects
Domain, The, Austin, TX	—	39,504	138,302	—	—	39,504	138,302	177,806	—	2005
Palms Crossing, McAllen, TX	—	16,436	8,291	—	—	16,436	8,291	24,727	—	2006
Pier Park, Panama City Beach, FL	—	28,432	20,407	—	—	28,432	20,407	48,839	—	2006
Philadelphia Premium Outlets, Limerick, PA	—	16,549	17,053	—	—	16,549	17,053	33,602	—	2006
Other pre-development costs	—	54,322	37,175	—	—	54,322	37,175	91,497	—
Other	—	5,172	67,915	665	2,184	5,837	70,099	75,936	4,452

	$4,349,247	2,499,253	$16,707,854	$151,952	$3,285,240	$2,651,205	$19,993,094	$22,644,299	$4,479,198

Simon Property Group, Inc. and Subsidiaries
Notes to Schedule III as of December 31, 2006
(Dollars in thousands)

(1)    Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Balance, beginning of year	$21,551,247	$21,082,582	$14,834,443
Acquisitions and consolidations	402,095	294,654	5,753,600
Improvements	772,806	661,569	624,610
Disposals and de-consolidations	(81,849)	(487,558)	(112,071)
Impairment write-down	—	—	(18,000)

Balance, close of year	$22,644,299	$21,551,247	$21,082,582

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2006 was $14,516,444.

(2)    Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Balance, beginning of year	$3,694,807	$3,066,604	$2,482,955
Acquisitions and consolidations (5)	64,818	2,627	76,121
Depreciation expense	767,726	768,028	545,882
Disposals	(48,153)	(142,452)	(38,354)

Balance, close of year	$4,479,198	$3,694,807	$3,066,604

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

(3)
Initial cost generally represents net book value at December 20, 1993, except for acquired properties and new developments after December 20, 1993. Initial cost also includes any new developments that are opened during the current year. Costs of disposals of property are first reflected as a reduction to cost capitalized subsequent to acquisition.

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

QuickLinks

TABLE OF CONTENTS
Part I
Item 1. Business
  Item 1A. Risk Factors
Mortgage and Other Debt on Portfolio Properties As of December 31, 2006 (Dollars in thousands)
Mortgage and Other Debt on Portfolio Properties and Investments in Real Estate As of December 31, 2006 (Dollars in thousands)
  Item 3. Legal Proceedings
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
  Item 9B. Other Information
Part III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accountant Fees and Services
Part IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES