Form 10-K
period 2007-12-31
SIMON PROPERTY GROUP INC /DE/
filed 2008-02-26
CIK 1063761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

            Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

            Indicate by checkmark whether the Registrant is a shell company (as defined in rule 12-b of the Act). Yes ☐    No ☒

            The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $20,267 million based on the closing sale price on the New York Stock Exchange for such stock on June 29, 2007.

            As of January 31, 2008, Simon Property Group, Inc. had 223,032,032, 8,000 and 4,000 shares of common stock, Class B common stock and Class C common stock outstanding, respectively.

Documents Incorporated By Reference

            Portions of the Registrant's Annual Report to Stockholders are incorporated by reference into Parts I, II and IV; and portions of the Registrant's Proxy Statement in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III.

Simon Property Group, Inc. and Subsidiaries
Annual Report on Form 10-K
December 31, 2007

Part I

Item 1. Business

            Simon Property Group, Inc., or Simon Property, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code. Simon Property Group, L.P., or the Operating Partnership, is our majority-owned partnership subsidiary that owns all of our real estate properties. In this report, the terms "we", "us" and "our" refer to Simon Property Group, Inc. and its subsidiaries.

            We own, develop, and manage retail real estate properties, which consist primarily of regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of December 31, 2007, we owned or held an interest in 320 income-producing properties in the United States, which consisted of 168 regional malls, 38 Premium Outlet centers, 67 community/lifestyle centers, 37 properties acquired in the Mills acquisition, and 10 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 37 Mills properties acquired, 17 of these are The Mills, 16 are regional malls, and four are community centers. We also own interests in four parcels of land held for future development. In the United States, we have four new properties currently under development aggregating approximately 2.75 million square feet which will open during 2008. Internationally, we have ownership interests in 51 European shopping centers (in France, Italy and Poland), six Premium Outlet centers in Japan, one Premium Outlet center in Mexico, and one Premium Outlet center in South Korea. Also, through a joint venture arrangement, we have a 32.5% interest in five shopping centers under development in China.

            For a description of our operational strategies and developments in our business during 2007, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 2007 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K.

Other Policies

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

            We may invest in securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification. These REIT limitations mean that we cannot make an investment that would cause our real estate assets to be less than 75% of our total assets. In addition, at least 75% of our gross income must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REIT's and, in certain circumstances, interest from certain types of temporary investments. At least 95% of our income must be derived from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

            Subject to REIT limitations, we may invest in the securities of other issuers in connection with acquisitions of indirect interests in real estate. Such an investment would normally be in the form of general or limited partnership or membership interests in special purpose partnerships and limited liability companies that own one or more properties. We may, in the future, acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with our investment policies.

  Financing Policies

            We must comply with the covenants contained in our financing agreements that limit our ratio of debt to total asset or market value, as defined. For example, the Operating Partnership's lines of credit and the indentures for the

Operating Partnership's debt securities contain covenants that restrict the total amount of debt of the Operating Partnership to 65%, or 60% in relation to certain debt, of total assets, as defined under the related arrangement, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for our equity securities and the debt securities of the Operating Partnership.

            If our Board of Directors determines to seek additional capital, we may raise such capital through additional equity offerings, debt financing, creating joint ventures with existing ownership interests in properties, retention of cash flows or a combination of these methods. Our ability to retain cash flows is limited by the requirement for REITs to distribute at least 90% of their taxable income. We must also take into account taxes that would be imposed on undistributed taxable income. If the Board of Directors determines to raise additional equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. The Board of Directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. This may include issuing stock in exchange for property. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock, which may be convertible into common stock. Existing stockholders have no preemptive right to purchase shares in any subsequent offering of our securities. Any such offering could dilute a stockholder's investment in us.

            We expect most additional borrowings would be made through the Operating Partnership or its subsidiaries. We might, however, incur borrowings that would be reloaned to the Operating Partnership. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or cross-collateralized with other debt, or may be fully or partially guaranteed by the Operating Partnership. Although we may borrow to fund the payment of dividends, we currently have no expectation that we will regularly be required to do so.

            We have a $3.5 billion revolving unsecured credit facility. We issue debt securities through the Operating Partnership, but we may issue our debt securities which may be convertible into capital stock or be accompanied by warrants to purchase capital stock. We also may sell or securitize our lease receivables. The proceeds from any borrowings or financings may be used for one or more of the following:

•
financing acquisitions;
•
developing or redeveloping properties;
•
refinancing existing indebtedness;
•
working capital or capital improvements; or
•
meeting the income distribution requirements applicable to REITs, if we have income without the receipt of cash sufficient to enable us to meet such distribution requirements.

            We may also finance acquisitions through the following:

•
issuance of shares of common stock or preferred stock;
•
issuance of additional units of limited partnership interest in the Operating Partnership;
•
issuance of preferred units of the Operating Partnership;
•
issuance of other securities; or
•
sale or exchange of ownership interests in properties.

            The ability of the Operating Partnership to issue units of limited partnership interest to transferors of properties or other partnership interests may defer gain recognition for tax purposes by the transferor. It may also be advantageous for us since there are ownership limits that restrict the number of shares of our capital stock that investors may own.

            We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties. We also have covenants on our unsecured debt that limit our total secured debt.

            Typically, we invest in or form special purpose entities to assist us in obtaining permanent financing on attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage interest on the property in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we create special purpose entities to own the properties. These special purpose entities are structured so that they would not be consolidated with us in the event we would ever become subject to a bankruptcy proceeding. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and the Board of Directors, as well as written charters for each of the standing Committees of the Board of Directors. In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards for New York Stock Exchange companies and cannot be affiliated with the Simon or DeBartolo families who are significant stockholders. Any transaction between us and the Simons or the DeBartolos, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of our non-affiliated directors.

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

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with our qualification as a REIT, unless the Board of Directors determines that it is no longer in our best interests to so qualify as a REIT. The Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer shares of our capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. We may issue shares of our common stock, or cash at our option, to holders of units of limited partnership interest in the Operating Partnership in future periods upon exercise of such holders' rights under the Operating Partnership agreement. Our policy prohibits us from making any loans to our directors or executive officers for any purpose. We may make loans to the joint ventures in which we participate.

Competition

            Our principal competitors are nine other major United States or internationally publicly-held companies that own or operate regional malls, outlet centers, and other shopping centers in the United States and abroad. We also compete with many commercial developers, real estate companies and other owners of retail real estate that operate in our trade areas. Some of our properties and investments are of the same type and are within the same market area as competitor properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage. In addition, our properties compete against other forms of retailing, such as catalog and e-commerce websites, that offer retail products and services.

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

            Our size reduces our dependence upon individual retail tenants. Approximately 5,100 different retailers occupy more than 28,600 stores in our properties and no retail tenant represents more than 2.1% of our properties' total minimum rents.

Certain Activities

            During the past three years, we have:

•
issued 4,060,755 shares of common stock upon the conversion of common units of limited partnership interest in the Operating Partnership;
•
issued 1,038,364 restricted shares of common stock, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan;
•
issued 852,148 shares of common stock upon exercise of stock options under 1998 Plan;
•
purchased and retired 111,000 shares of common stock;
•
purchased 3,387,400 shares of common stock in the open market;
•
issued 274,920 shares of common stock upon the conversion of 349,814 shares of Series I preferred stock;
•
redeemed all of the outstanding 8,000,000 shares of Series F preferred stock;
•
redeemed all of the outstanding 3,000,000 shares of Series G preferred stock;
•
issued 716,731 shares of Series I preferred stock upon the exchange of Series I preferred units;
•
borrowed a maximum amount of $2.6 billion under our unsecured $3.5 billion credit facility; the outstanding amount of borrowings under this facility as of December 31, 2007 was $2.4 billion;
•
as a co-borrower with the Operating Partnership, borrowed $1.8 billion under an unsecured acquisition facility in connection with our acquisition of the former Chelsea Property Group in 2004, that was fully repaid as of December 31, 2006;
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

Employees

            At January 28, 2008, we and our affiliates employed approximately 5,100 persons at various properties and offices throughout the United States, of which approximately 1,900 were part-time. Approximately 1,100 of these employees were located at our corporate headquarters in Indianapolis, IN and 150 were located at our Chelsea offices in Roseland, NJ.

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

Executive Officers of the Registrant

            The following table sets forth certain information with respect to our executive officers as of December 31, 2007.

Name	Age	Position
David Simon	46	Chairman and Chief Executive Officer
Richard S. Sokolov	58	President and Chief Operating Officer
Gary L. Lewis	49	Senior Executive Vice President and President — Leasing
Stephen E. Sterrett	52	Executive Vice President and Chief Financial Officer
John Rulli	51	Executive Vice President and President — Simon Management Group
James M. Barkley	56	General Counsel; Secretary
Andrew A. Juster	55	Senior Vice President and Treasurer

            The executive officers of Simon Property serve at the pleasure of the Board of Directors. For biographical information of David Simon, Richard S. Sokolov, Stephen E. Sterrett, and James M. Barkley, see Item 10 of this report.

            Mr. Lewis is the Senior Executive Vice President and President — Leasing of Simon Property. Mr. Lewis joined Melvin Simon & Associates, Inc. ("MSA") in 1986 and held various positions with MSA and Simon Property prior to becoming Senior Executive Vice President and President — Leasing. In 2002 he was appointed to Executive Vice President — Leasing and in 2007 he became Senior Executive Vice President and President — Leasing.

            Mr. Rulli serves as Simon Property's Executive Vice President and President — Simon Management Group and previously served as Executive Vice President — Chief Operating Officer — Operating Properties and prior to that as Executive Vice President and Chief Administrative Officer. He joined MSA in 1988 and held various positions with MSA before becoming Simon Property's Executive Vice President in 1993 and Chief Administrative Officer in 2000. In December 2003, he was appointed to Executive Vice President — Chief Operating Officer — Operating Properties and in November 2007 to Executive Vice President and President — Simon Management Group.

            Mr. Juster serves as Simon Property's Senior Vice President and Treasurer. He joined MSA in 1989 and held various financial positions with MSA until 1993 and thereafter has held various positions with Simon Property. Mr. Juster became Treasurer in 2001.

Item 1A. Risk Factors

            The following factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. You should not consider this list to be a complete statement of all potential risks or uncertainties and we may update them in our future periodic reports.

Risks Relating to Debt and the Financial Markets

  We have a substantial debt burden that could affect our future operations.

            As of December 31, 2007, our consolidated mortgages and other indebtedness, excluding the related premium and discount, totaled $17.2 billion, of which approximately $751 million matures during 2008, including recurring principal amortization on mortgages maturing during 2007. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from the is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

  We depend on external financings for our growth and ongoing debt service requirements.

            We depend primarily on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit rating, the willingness of banks to lend to us and conditions in the capital markets which have experienced increasing volatility in recent months. We cannot assure you that we will be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing available to us will be on acceptable terms.

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

            Our use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of these hedging agreements typically involves costs, such as transaction fees or breakage costs.

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

            Our concentration in the retail real estate market means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions, consumer confidence and terrorist activities. The possibility that the United States may currently be experiencing a recession could adversely affect consumer spending. Any one or more of these factors could adversely affect our results of operations or financial condition.

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

  We face potential adverse effects from tenant bankruptcies.

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

Risks Relating to Joint Venture Properties

  We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.

            As of December 31, 2007, we owned interests in 181 income-producing properties with other parties. Of those, 19 properties are included in our consolidated financial statements. We account for the other 162 properties under the equity method of accounting, which we refer to as joint venture properties. We serve as general partner or property manager for 93 of these 162 properties; however, certain major decisions, such as selling or refinancing these properties, require the consent of the other owners. Of the properties for which we do not serve as general partner or property manager, 59 are in our international joint ventures. The other owners also have other participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

  The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property. As of December 31, 2007, the Operating Partnership has loan guarantees and other guarantee obligations to support $132.5 million and $60.6 million, respectively, of our total $6.6 billion share of joint venture mortgage and other indebtedness. A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit.

Other Factors Affecting Our Business

  Our Common Area Maintenance (CAM) contributions may not allow us to recover the majority of our operating expenses from tenants.

            CAM costs typically include allocable energy costs, repairs, maintenance and capital improvements to common areas, janitorial services, administrative, property and liability insurance costs, and security costs. We historically have used leases with variable CAM provisions that adjust to reflect inflationary increases. However, we are making a concerted effort to shift from variable to fixed CAM contributions for our cost recoveries which will fix our tenants' CAM contributions to us. As a result, our CAM contributions may not allow us to recover a substantial portion of these operating costs.

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

  Our international expansion may subject us to different or greater risk from those associated with our domestic operations.

            We hold interests in joint venture properties that are under operation in Europe, Japan, South Korea, and Mexico. We have also established arrangements to develop joint venture properties in China, and expect to pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

•
adverse effects of changes in exchange rates for foreign currencies;
•
changes in foreign political and economic environments, regionally, nationally, and locally;
•
challenges of complying with a wide variety of foreign laws including corporate governance, operations, taxes, and litigation;
•
differing lending practices;
•
differences in cultures;
•
changes in applicable laws and regulations in the United States that affect foreign operations;
•
difficulties in managing international operations; and
•
obstacles to the repatriation of earnings and cash.

            Although our international activities currently are a relatively small portion of our business (international properties represented less than 6% of the GLA of all of our properties at December 31, 2007), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

  Some of our potential losses may not be covered by insurance.

            We maintain commercial general liability "all risk" property coverage including fire, flood, extended coverage and rental loss insurance on our properties. Our captive insurance company subsidiaries indemnify our general liability carrier for a specific layer of losses. A similar policy written through our subsidiary also provides a portion of our initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations. Even insured losses could result in a serious disruption to our business and delay our receipt of revenue.

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

            We currently maintain insurance coverage against acts of terrorism on all of our properties on an "all risk" basis in the amount of up to $1 billion per occurrence for certified foreign acts of terrorism and $500 million per occurrence for non-certified domestic acts of terrorism. The current federal laws which provide this coverage are expected to operate through 2014. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks in high profile markets could adversely affect our property values, revenues, consumer traffic and tenant sales.

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

            We cannot assure you that we will remain qualified as a REIT. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions for which there are only limited judicial or administrative interpretations. If we fail to comply with those provisions, we may be subject to monetary penalties or ultimately to possible disqualification as a REIT. If such events occurs, and if available relief provisions do not apply:

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

Item 1B. Unresolved Staff Comments

            None.

Item 2. Properties

  United States Properties

            Our U.S. properties primarily consist of regional malls, Premium Outlet centers, The Mills ®, community/lifestyle centers, and other properties. These properties contain an aggregate of approximately 242 million square feet of gross leasable area, or GLA, of which we own approximately 150.8 million square feet. Total estimated retail sales at the properties in 2007 were approximately $60 billion.

            Regional malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 168 regional malls are generally enclosed centers and range in size from approximately 400,000 to 2.3 million square feet of GLA. Our regional malls contain in the aggregate more than 18,300 occupied stores, including approximately 675 anchors, which are mostly national retailers.

            Premium Outlet centers generally contain a wide variety of retailers located in open-air manufacturers' outlet centers. Our 38 Premium Outlet centers range in size from approximately 200,000 to 850,000 square feet of GLA. The Premium Outlet centers are generally located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., and San Francisco; or within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas, and Honolulu.

            The Mills portfolio consists of Mills centers, regional malls, and community centers. The 17 Mills centers generally range in size from 1.0 million to 2.3 million square feet of GLA. The Mills centers are located in major metropolitan areas and have a combination of traditional mall, outlet center, and big box retailers and entertainment uses. The 16 regional malls typically range in size from 700,000 to 1.3 million square feet of GLA and contain a wide variety of national retailers. The four community centers are adjacent to Mills centers, and contain a mix of big box and other local and national retail tenants.

            Community/lifestyle centers are generally unenclosed and smaller than our regional malls. Our 67 community/lifestyle centers generally range in size from approximately 100,000 to 900,000 square feet of GLA. Community/lifestyle centers are designed to serve a larger trade area and typically contain anchor stores and other tenants that are usually national retailers among the leaders in their markets. These tenants generally occupy a significant portion of the GLA of the center. We also own traditional community shopping centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we own open-air centers adjacent to our regional malls designed to take advantage of the drawing power of the mall.

            We also have interests in 10 other shopping centers or outlet centers. These properties range in size from approximately 85,000 to 300,000 square feet of GLA and in total represent less than 1% of our total operating income before depreciation.

            The following table provides representative data for our U.S. properties as of December 31, 2007:

	Regional Malls	Premium Outlet Centers	Mills Portfolio (including The Mills and Mills Regional Malls)	Community/ Lifestyle Centers	Other Properties
% of total property annualized base rent	65.9%	11.4%	17.5%	4.9%	0.3%
% of total property GLA	67.7%	6.2%	17.7%	7.7%	0.7%
% of owned property GLA	59.4%	10.0%	20.9%	8.6%	1.1%

            As of December 31, 2007, approximately 93.5% of the owned GLA in regional malls and the retail space of the other properties was leased, approximately 99.7% of owned GLA in the Premium Outlet centers was leased, approximately 94.1% of the owned GLA for the Mills and 89.5% of owned GLA for the Mills regional malls was leased, and approximately 94.1% of owned GLA in the community/lifestyle centers was leased.

            We own 100% of 198 of our properties, effectively control 19 properties in which we have a joint venture interest, and hold the remaining 103 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 310 properties. Substantially all of our joint venture properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions at any time, which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

            The following property table summarizes certain data on our regional malls, Premium Outlet centers, the properties acquired in the Mills acquisition, and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2007.

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
	Regional Malls
1.	Anderson Mall	SC	Anderson (Greenville)	Fee	100.0%		Built 1972	90.2%	353,994	191,341		545,335	Belk Ladies Fashion Store, Belk Men's & Home Store, JCPenney, Sears, Dillard's(6)
2.	Apple Blossom Mall	VA	Winchester	Fee	49.1	%(4)	Acquired 1999	89.0%	229,011	213,811		442,822	Belk, JCPenney, Sears, RC Theatres
3.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	94.9%	191,395	313,268	(18)	504,663	Marshalls, The Home Depot, Linens 'n Things, Filene's Basement, Old Navy
4.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1	%(4)	Acquired 1999	100.0%	—	204,568		204,568	Borders Books & Music
5.	Auburn Mall	MA	Auburn (Worcester)	Fee	49.1	%(4)	Acquired 1999	92.1%	417,620	173,320		590,940	Macy's, Macy's Home Store, Sears
6.	Aventura Mall(1)	FL	Miami Beach	Fee	33.3	%(4)	Built 1983	93.8%	1,116,938	662,394		1,779,332	Bloomingdale's, Macy's, Macy's Mens & Home Furniture, JCPenney, Sears, Nordstrom, AMC Theatre
7.	Avenues, The	FL	Jacksonville	Fee	25.0	%(4)(2)	Built 1990	93.9%	754,956	363,249		1,118,205	Belk, Dillard's, JCPenney, Belk Men and Kids, Sears
8.	Bangor Mall	ME	Bangor	Fee	67.4	%(15)	Acquired 2003	95.2%	416,582	236,068		652,650	Macy's, JCPenney, Sears, Dick's Sporting Goods
9.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	99.1%	922,266	506,852		1,429,118	Nordstrom, Macy's, Dillard's Women's & Home, Dillard's Men's & Children's, JCPenney, Sears, General Cinema
10.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	93.9%	770,111	432,865		1,202,976	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears
11.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	98.4%	425,773	274,380		700,153	Younkers, Elder-Beerman, Kohl's, ShopKo, Bay Park Cinema
12.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	99.7%	355,557	328,589		684,146	Macy's, Sears, Barnes & Noble, Bed Bath & Beyond
13.	Boynton Beach Mall	FL	Boynton Beach (Miami-Fort Lauderdale)	Fee	100.0%		Built 1985	87.9%	714,210	387,830		1,102,040	Macy's, Dillard's Men's & Home, Dillard's Women, JCPenney, Sears, Muvico Theatres
14.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	96.8%	874,802	443,902		1,318,704	Nordstrom, Macy's, JCPenney, Sears
15.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	98.5%	427,730	202,122		629,852	Dillard's, JCPenney, Sears
16.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	99.7%	467,626	298,874		766,500	Macy's, JCPenney, Barnes & Noble, Mega Movies
17.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	91.0%	642,411	537,922		1,180,333	Macy's, Lord & Taylor, Sears, Nordstrom (19), Crate & Barrel
18.	Cape Cod Mall	MA	Hyannis	Ground Leases (2009-2073)(7)	49.1	%(4)	Acquired 1999	98.0%	420,199	303,658		723,857	Macy's, Macy's, Sears, Best Buy, Marshalls, Barnes & Noble, Regal Cinema
19.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	96.6%	908,481	466,700		1,375,181	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Borders Books & Music, AMC Theatres
20.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	79.5%	831,439	459,141	(18)	1,290,580	Macy's, Macy's Furniture Galleries, JCPenney, Sears, Dick's Sporting Goods, Steve & Barry's
21.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	99.4%	381,153	190,383		571,536	Belk Women's & Children's, Belk Men's & Home, JCPenney, Sears
22.	Chautauqua Mall	NY	Lakewood (Jamestown)	Fee	100.0%		Built 1971	87.2%	213,320	219,047		432,367	Sears, JCPenney, Bon Ton, Office Max, Dipson Cinema

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
23.	Chesapeake Square	VA	Chesapeake (Virginia Beach-Norfolk)	Fee and Ground Lease (2062)	75.0	%(12)	Built 1989	93.5%	534,760	272,783		807,543	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, Target
24.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2010)(7)	100.0%		Built 1974	98.2%	793,716	449,537		1,243,253	Macy's, Dillard's Women's & Furniture, Dillard's Men's, Children's & Home, JCPenney, Sears, Cinemark Theatres
25.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7	%(4)(2)	Built 1995	88.1%	350,000	432,662	(18)	782,662	Nordstrom, Carson Pirie Scott, United Artists Theatre
26.	Coconut Point	FL	Estero (Cape Coral-Fort Myers)	Fee	50.0	%(4)	Built 2006	94.3%	503,819	498,679		1,002,498	Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, Old Navy, PetsMart, Pier 1 Imports, Ross Dress for Less, Cost Plus World Market, T.J. Maxx, Muvico Theatres, Super Target(6)
27.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0	%(4)	Acquired 2005	90.4%	547,090	261,372		808,462	Macy's, JCPenney, Gottschalk's, Whole Foods(6)
28.	College Mall	IN	Bloomington	Fee and Ground Lease (2048)(7)	100.0%		Built 1965	95.0%	356,887	272,925		629,812	Macy's, Sears, Target, Dick's Sporting Goods, Bed Bath & Beyond, Old Navy
29.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	92.2%	408,052	365,311		773,363	Macy's, Macy's Mens & Children, JCPenney, Sears, Barnes & Noble, Regal Cinema
30.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	99.6%	150,847	1,091,384	(18)	1,242,231	Nieman Marcus, Barneys New York
31.	Coral Square	FL	Coral Springs (Miami-Fort Lauderdale)	Fee	97.2%		Built 1984	99.7%	648,144	297,770		945,914	Macy's Mens, Children & Home, Macy's Women, Dillard's, JCPenney, Sears
32.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	94.6%	395,875	469,150		865,025	Dillard's Men's, Dillard's Women's, Belk, Best Buy, Bed, Bath & Beyond, Cost Plus World Market, Ross Dress for Less
33.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	96.0%	631,556	408,590		1,040,146	Macy's, Dillard's, JCPenney, Sears, Mervyn's, United Artists Theatre
34.	Crossroads Mall	NE	Omaha	Fee	100.0%		Acquired 1994	77.8%	522,119	188,403		710,522	Dillard's, Sears, Target, Barnes & Noble, Old Navy
35.	Crystal Mall	CT	Waterford	Fee	74.6	%(4)	Acquired 1998	90.6%	442,311	350,561		792,872	Macy's, JC Penney, Sears, Old Navy, Regal Cinema, Bed Bath & Beyond(6), Christmas Tree Store(6),(17)
36.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	89.0%	302,495	121,804		424,299	JCPenney, Sears, Belk, Kmart, Gottschalk's
37.	Dadeland Mall	FL	Miami	Fee	50.0	%(4)	Acquired 1997	97.2%	1,132,072	337,869		1,469,941	Saks Fifth Avenue, Nordstrom, Macy's, Macy's Children & Home, JCPenney
38.	DeSoto Square	FL	Bradenton (Sarasota-Bradenton)	Fee	100.0%		Built 1973	98.1%	435,467	244,119		679,586	Macy's, Dillard's, JCPenney, Sears
39.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	91.1%	220,000	411,118	(18)	631,118	Neiman Marcus, Macy's, Borders Books & Music, Oakville Grocery, Village Roadshow
40.	Eastland Mall	IN	Evansville	Fee	50.0	%(4)	Acquired 1998	93.5%	489,144	375,242		864,386	Macy's, JCPenney, Dillard's
41.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	97.9%	742,667	309,342		1,052,009	Dillard's, Macy's Mens, Children & Home, Macy's Women, JCPenney, Sears
42.	Emerald Square	MA	North Attleboro (Providence—RI-New Bedford)	Fee	49.1	%(4)	Acquired 1999	94.4%	647,372	374,955		1,022,327	Macy's, Macy's Mens & Home Store, JCPenney, Sears
43.	Empire Mall(2)	SD	Sioux Falls	Fee and Ground Lease (2013)(7)	50.0	%(4)	Acquired 1998	93.9%	497,341	547,880		1,045,221	Macy's, Younkers, JCPenney, Sears, Gordmans, Old Navy

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
44.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	%(4)	Built 1989	95.7%	472,729	521,516	(18)	994,245	Nordstrom, Macy's
45.	Fashion Mall at Keystone	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	96.7%	120,000	433,721	(18)	553,721	Saks Fifth Avenue, Crate & Barrel, Nordstrom (19), Keystone Art Cinema
46.	Fashion Valley Mall	CA	San Diego	Fee	50.0	%(4)	Acquired 2001	98.7%	1,053,305	654,841		1,708,146	Saks Fifth Avenue, Neiman-Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres
47.	Firewheel Town Center	TX	Garland (Dallas-Forth Worth)	Fee	100.0%		Built 2005	94.0%	295,532	615,917	(18)	911,449	Dillard's, Macy's, Barnes & Noble, Circuit City, Linens 'n Things, Old Navy, Pier One, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods(6)
48.	Florida Mall, The	FL	Orlando	Fee	50.0	%(4)	Built 1986	99.3%	1,092,465	616,840		1,709,305	Saks Fifth Avenue, Nordstrom, Macy's, Dillard's, JCPenney, Sears,(8)
49.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	92.6%	327,260	173,314		500,574	JCPenney, Kohl's, Younkers, Sears, Cinema I & II
50.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	99.7%	—	635,258		635,258
51.	Galleria, The	TX	Houston	Fee and Ground Lease (2029)	31.5	%(4)	Acquired 2002	95.8%	1,233,802	1,113,396		2,347,198	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's (2 locations), Borders Books & Music, University Club
52.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0	%(4)	Acquired 1998	86.7%	500,809	535,357		1,036,166	JCPenney, Sears, Boscov's, Granite Run 8 Theatres
53.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	91.3%	879,300	378,457		1,257,757	Dillard's Men's, Dillard's Women's, Macy's, JCPenney, Sears, Atlas Cinema
54.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2009)(7)	49.1	%(4)	Acquired 1999	91.0%	132,634	298,632	(18)	431,266	T.J. Maxx 'N More, Best Buy, DSW(8)
55.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	97.5%	754,928	488,598		1,243,526	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, AMC Theatres
56.	Gulf View Square	FL	Port Richey (Tampa-St. Pete)	Fee	100.0%		Built 1980	99.8%	461,852	291,977		753,829	Macy's, Dillard's, JCPenney, Sears, Best Buy, Linens 'n Things
57.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	75.0%		Acquired 1998	87.1%	843,609	434,300		1,277,909	Belk, JCPenney, Macy's, Sears, Gwinnett Place Cinema,(8)
58.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017)(7)	100.0%		Acquired 1998	99.4%	902,400	328,787		1,231,187	Macy's, Dillard's, JCPenney, Sears, Belk
59.	Highland Mall(1)	TX	Austin	Fee and Ground Lease (2070)	50.0	%(4)	Acquired 1998	77.6%	732,000	359,199		1,091,199	Dillard's Women's & Home, Dillard's Men's & Children's, Macy's
60.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	99.2%	499,284	532,844		1,032,128	Dillard's, Macy's, Sears
61.	Indian River Mall	FL	Vero Beach	Fee	50.0	%(4)	Built 1996	94.5%	445,552	302,881		748,433	Dillard's, Macy's, JCPenney, Sears, AMC Theatres
62.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	96.3%	750,888	375,483		1,126,371	Dillard's, Dillard's Home Store, Macy's, JCPenney, Sears, Bealls
63.	Irving Mall	TX	Irving (Dallas-Fort Worth)	Fee	100.0%		Built 1971	96.3%	637,415	404,920		1,042,335	Macy's, Dillard's, Sears, Circuit City, Burlington Coat Factory, Steve & Barry's, General Cinema, (20)

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
64.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	93.0%	310,095	277,988		588,083	Macy's, Sears, H&M, Movies at Jefferson Valley
65.	King of Prussia Mall	PA	King of Prussia (Philadelphia)	Fee	12.4	%(4) (15)	Acquired 2003	96.3%	1,545,812	1,068,085	(18)	2,613,897	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's (Plaza), Macy's (Court), JCPenney, Sears, Crate & Barrel(8)
66.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	90.5%	597,028	384,569		981,597	JCPenney, Belk, Sears, The Rush Fitness Center, Regal Cinema, Dillard's(8)
67.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040)(7)	100.0%		Built 1976	93.1%	776,397	426,362		1,202,759	Macy's, Macy's Home Store, Dillard's, JCPenney, Sears, Joe Brand
68.	Laguna Hills Mall	CA	Laguna Hills (Los Angeles)	Fee	100.0%		Acquired 1997	93.6%	536,500	330,506		867,006	Macy's, JCPenney, Sears, Laguna Hills Cinema, Nordstrom Rack(6), Ulta(6)
69.	Lake Square Mall	FL	Leesburg (Orlando)	Fee	50.0	%(4)	Acquired 1998	83.3%	296,037	239,982		536,019	JCPenney, Sears, Belk, Target, AMC Theatres, Books-A-Million
70.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	95.8%	745,179	352,513		1,097,692	Dillard's, Macy's, JCPenney, Sears, Regal Cinema
71.	Lehigh Valley Mall	PA	Whitehall (Allentown—Bethlehem)	Fee	37.6	%(4) (15)	Acquired 2003	99.1%	564,353	593,841	(18)	1,158,194	Macy's, Boscov's, JCPenney, Linens 'n Things, Barnes & Noble
72.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	90.6%	873,580	665,010	(18)	1,538,590	Neiman Marcus, Bloomingdale's, Macy's, Crate & Barrel
73.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	%(4)	Acquired 1999	91.3%	498,000	358,291		856,291	Marshalls, The Sports Authority, Target, Bed, Bath & Beyond, Kohl's, Best Buy, Staples, AC Moore, Old Navy, Pier 1 Imports, K&G Fashion Superstore, Gottschalk's, Lowes Theatre
74.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	90.6%	541,861	203,650		745,511	Macy's, JCPenney, Elder-Beerman, Sears
75.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	96.7%	220,830	201,033		421,863	Kohl's, Carson Pirie Scott
76.	Lindale Mall(1)	IA	Cedar Rapids	Fee	50.0	%(4)	Acquired 1998	85.4%	305,563	387,862		693,425	Von Maur, Sears, Younkers
77.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	95.4%	616,128	338,851		954,979	Macy's, Lord & Taylor, Sears, Steve & Barry's, Barnes & Noble(6), Modell's Sporting Goods(6)
78.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	87.2%	440,917	209,283		650,200	Dillard's, JCPenney, Sears, Bealls,(17)
79.	Mall at Chestnut Hill	MA	Chestnut Hill (Boston)	Lease (2039)(9)	47.2	%(4)	Acquired 2002	97.9%	297,253	180,181		477,434	Bloomingdale's, Bloomingdale's Home Furnishing and Men's Store
80.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	24.6	%(4)	Acquired 1999	99.9%	638,111	382,059		1,020,170	JCPenney, Sears, Macy's(8)
81.	Mall at The Source, The	NY	Westbury (New York)	Fee	25.5	%(4)(2)	Built 1997	96.9%	210,798	516,222		727,020	Fortunoff, Off 5th-Saks Fifth Avenue, Nordstrom Rack, Circuit City, David's Bridal, Steve & Barry's, Golf Galaxy
82.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	98.2%	1,069,590	723,886		1,793,476	Nordstrom, Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Bed Bath & Beyond, Regal Cinema
83.	Mall of New Hampshire, The	NH	Manchester	Fee	49.1	%(4)	Acquired 1999	97.8%	444,889	362,874		807,763	Macy's, JCPenney, Sears, Best Buy, Old Navy, A.C. Moore
84.	Maplewood Mall	MN	Minneapolis	Fee	100.0%		Acquired 2002	98.2%	588,822	341,702		930,524	Macy's, JCPenney, Sears, Kohl's, Barnes & Noble

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
85.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	93.7%	273,094	120,602		393,696	Sears, Target, MC Sporting Goods(6)(8)
86.	McCain Mall	AR	N. Little Rock	Fee and Ground Lease (2032)(10)	100.0%		Built 1973	96.1%	554,156	221,463		775,619	Dillard's, JCPenney, Sears,(8)
87.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	83.9%	416,167	294,331		710,498	Macy's, Dillard's Men's, Children's & Home, Dillard's Women's, JCPenney, Dick's Sporting Goods, Circuit City
88.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	97.4%	527,591	794,480	(18)	1,322,071	Nordstrom, Macy's, Barnes & Noble, Steve & Barry's, Cineplex Odeon
89.	Mesa Mall(1)	CO	Grand Junction	Fee	50.0	%(4)	Acquired 1998	83.0%	441,208	441,532		882,740	Sears, Herberger's, JCPenney, Target, Mervyn's
90.	Miami International Mall	FL	Miami	Fee	47.8	%(4)	Built 1982	95.6%	778,784	294,765		1,073,549	Macy's Mens & Home, Macy's Women & Children, Dillard's, JCPenney, Sears
91.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	90.0%	339,113	279,216		618,329	Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Bealls, Ross Dress for Less
92.	Miller Hill Mall	MN	Duluth	Ground Lease (2013)	100.0%		Built 1973	96.5%	429,508	361,507		791,015	JCPenney, Sears, Younkers, Barnes & Noble, Old Navy, DSW
93.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	60.0	%(15)	Acquired 2003	90.0%	684,855	408,873		1,093,728	Macy's, JCPenney, Sears, Boscov's, Dick's Sporting Goods(6)
94.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	90.3%	435,756	203,993		639,749	Macy's, JCPenney, Sears, Elder Beerman
95.	Nanuet Mall	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	66.7%	583,711	331,263		914,974	Macy's, Boscov's, Sears
96.	North East Mall	TX	Hurst (Dallas-Fort Worth)	Fee	100.0%		Built 1971	95.6%	1,191,930	452,245		1,644,175	Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
97.	Northfield Square Mall	IL	Bourbonnais	Fee	31.6	%(12)	Built 1990	76.4%	310,994	246,540		557,534	Carson Pirie Scott Women's, Carson Pirie Scott Men's, Children's & Home, JCPenney, Sears, Cinemark Movies 10
98.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	96.6%	612,073	395,328		1,007,401	Nordstrom, Macy's, JCPenney, Toys 'R Us, Barnes & Noble, Bed Bath & Beyond(6), DSW
99.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	97.9%	665,745	296,457		962,202	Macy's, JCPenney, Sears, Kohl's(6)
100.	NorthPark Mall	IA	Davenport	Fee	50.0	%(4)	Acquired 1998	86.0%	650,456	422,579		1,073,035	Dillard's, Von Maur, Younkers, JCPenney, Sears
101.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1	%(4)	Acquired 1999	89.8%	677,433	692,439		1,369,872	JCPenney, Sears, Filene's Basement, Nordstrom (19), Macy's Home(6)
102.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	96.1%	472,969	221,040		694,009	Macy's, JCPenney, Sears
103.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	93.3%	532,817	314,812	(18)	847,629	Dillard's, Dillard's Mens, Macy's
104.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	95.7%	616,443	274,402		890,845	Macy's, Boscov's, JCPenney, Sears
105.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	95.2%	576,051	382,956		959,007	Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods, AMC Theatres
106.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	98.7%	773,295	438,011		1,211,306	Macy's, Carson Pirie Scott, JCPenney, Sears, Pitt Theatres

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
107.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	63.2	%(15)	Acquired 2003	96.0%	762,558	556,333	(18)	1,318,891	Macy's, JCPenney, Sears, Boscov's, United Artists Theatre
108.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	92.9%	387,378	168,111		555,489	Macy's, JCPenney, Sears, Belk
109.	Palm Beach Mall	FL	West Palm Beach (Miami-Fort Lauderdale)	Fee	100.0%		Built 1967	82.3%	749,288	335,023		1,084,311	Dillard's, Macy's, JCPenney, Sears, Borders Books & Music, DSW
110.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	97.3%	588,137	462,399		1,050,536	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Dickinson Theatre
111.	Pheasant Lane Mall	NH	Nashua (Manchester)	(14)	(14)		Acquired 2002	97.0%	555,474	313,095		868,569	JCPenney, Sears, Target(8)
112.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	96.3%	472,385	346,240		818,625	Saks Fifth Avenue, Nordstrom, Belk, AMC Theatres
113.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	97.9%	504,796	592,267	(18)	1,097,063	JCPenney, Sears, Cinevista
114.	Port Charlotte Town Center	FL	Port Charlotte (Punta Gorda)	Fee	80.0	%(12)	Built 1989	86.9%	458,251	322,000		780,251	Dillard's, Macy's, JCPenney, Bealls, Sears, DSW, Regal Cinema
115.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025)(7)	100.0%		Built 1972	91.8%	644,124	177,394		821,518	Dillard's, JCPenney, Sears, Macy's, Cinemark Theatres,(8)
116.	Quaker Bridge Mall	NJ	Lawrenceville (Trenton)	Fee	38.0	%(4)(15)	Acquired 2003	97.4%	686,760	412,144		1,098,904	Macy's, Lord & Taylor, JCPenney, Sears
117.	Raleigh Springs Mall	TN	Memphis	Fee and Ground Lease (2018)(7)	100.0%		Built 1971	59.1%	691,230	225,965		917,195	Sears, Malco Theatres,(8),(17)
118.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	98.4%	685,251	331,663		1,016,914	Macy's, JCPenney, Sears, Barnes & Noble, Steve & Barry's, Loews Theatre
119.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	90.8%	807,871	557,760	(18)	1,365,631	Macy's, Carson Pirie Scott, JCPenney, Sears, Steve & Barry's, River Oaks 6
120.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	98.0%	786,626	456,720		1,243,346	Macy's, Lord & Taylor, JCPenney, Sears
121.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	88.9%	596,308	285,785		882,093	Dillard's, Macy's, JC Penney, Sears
122.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090)(7)	100.0%		Acquired 1998	98.8%	1,430,425	779,991	(18)	2,210,416	Bloomingdale's, Bloomingdale's Furniture Gallery, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Loews Theatre, Sport Fitness
123.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	93.9%	563,477	458,220		1,021,697	JCPenney, Sears, Nordstrom (19), Old Navy, H&M
124.	Rushmore Mall(1)	SD	Rapid City	Fee	50.0	%(4)	Acquired 1998	91.2%	470,660	361,643		832,303	JCPenney, Herberger's, Sears, Target, Carmike Cinemas
125.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	96.7%	428,258	270,487		698,745	Macy's, Mervyn's, Sears
126.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0	%(4)(2)	Built 1995	92.5%	768,798	369,098		1,137,896	Macy's, Dillard's, Belk, JCPenney, Sears, United Artists Theatre
127.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	100.0%		Built 1979	98.9%	677,215	472,775		1,149,990	Saks Fifth Avenue, Nordstrom, Macy's (2 locations)
128.	Shops at Sunset Place, The	FL	S. Miami	Fee	37.5	%(4)(2)	Built 1999	90.5%	—	514,559		514,559	NikeTown, Barnes & Noble, GameWorks, Virgin Megastore, Z Gallerie, LA Fitness, AMC Theatres
129.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	%(4)	Acquired 1995	92.2%	794,315	517,201		1,311,516	Macy's, Macy's Furniture Gallery, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble(6)
130.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1	%(4)	Acquired 1999	94.6%	538,843	371,627		910,470	Macy's, JCPenney, Sears, Linens 'n Things, Regal Cinema

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
131.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	97.8%	655,987	484,424		1,140,411	Macy's, Sears, Boscov's, Barnes & Noble, Carmike Cinemas
132.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	95.9%	547,287	623,808		1,171,095	Macy's, Lord & Taylor, Sears, Filene's Basement, Nordstrom (19)
133.	Southern Hills Mall(1)	IA	Sioux City	Fee	50.0	%(4)	Acquired 1998	93.4%	372,937	425,694		798,631	Younkers, JCPenney, Sears, Sheel's Sporting Goods, Barnes & Noble, Carmike Cinemas
134.	Southern Park Mall	OH	Boardman (Youngstown)	Fee	100.0%		Built 1970	94.0%	811,858	383,830		1,195,688	Macy's, Dillard's, JCPenney, Sears, Tinseltown USA
135.	SouthPark	NC	Charlotte	Fee & Ground Lease (2040)(11)	100.0%		Acquired 2002	99.8%	1,044,742	569,557		1,614,299	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel
136.	SouthPark Mall	IL	Moline (Davenport—IA-Moline)	Fee	50.0	%(4)	Acquired 1998	83.3%	578,056	445,948		1,024,004	Dillard's, Von Maur, Younkers, JCPenney, Sears, Old Navy
137.	SouthRidge Mall(1)	IA	Des Moines	Fee	50.0	%(4)	Acquired 1998	70.8%	388,752	498,080		886,832	JCPenney, Younkers, Sears, Target, Steve & Barry's,(8)
138.	Springfield Mall(1)	PA	Springfield (Philadelphia)	Fee	38.0	%(4)(15)	Acquired 2005	86.9%	367,176	221,592		588,768	Macy's,(8)
139.	Square One Mall	MA	Saugus (Boston)	Fee	49.1	%(4)	Acquired 1999	95.6%	608,601	321,446		930,047	Macy's, Sears, Best Buy, T.J. Maxx N More, Best Buy, Old Navy, Dick's Sporting Goods
140.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	94.0%	631,602	350,858		982,460	Macy's, Macy's Home Store, JCPenney, Sears, Kohl's, Dick Sporting Goods, Cineplex Odeon
141.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	%(4)	Built 2005	96.7%	653,291	562,667		1,215,958	Dillard's, Target, Ashley Furniture Home Store, Barnes & Noble, Dick's Clothing & Sporting Goods, Ross Dress for Less, Staples, DSW, JoAnn Fabrics, PetsMart, Old Navy
142.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquried 2003	97.2%	849,153	528,696	(18)	1,377,849	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Macy's Mens Store
143.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	90.9%	432,936	322,443		755,379	Dillard's Women's & Children's, Dillard's Men's & Home, Macy's
144.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	96.2%	575,837	341,916		917,753	Macy's, Dillard's Women's & Children's, Dillard's Men's & Home, Mervyn's, Sears, AMC Theatres
145.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	95.1%	797,895	405,638		1,203,533	Nordstrom(6), Macy's, JCPenney, Sears, Davids Bridal
146.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	96.9%	537,790	323,516		861,306	Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, H.H. Gregg
147.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	88.2%	682,169	402,314		1,084,483	Macy's, Dillard's, JCPenney, Sears, Century Theatres
148.	Town Center at Boca Raton	FL	Boca Raton (Miami-Fort Lauderdale)	Fee	100.0%		Acquired 1998	95.4%	1,085,312	539,482		1,624,794	Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel
149.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	75.0%		Acquired 1998	95.4%	866,381	406,582		1,272,963	Belk, Macy's, JCPenney, Sears, Macy's Furniture
150.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	91.7%	779,490	357,126		1,136,616	Dillard's, Von Maur, JCPenney, Sears
151.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	77.9%	619,269	333,162		952,431	Dillard's Women's & Home, Dillard's Men's & Children, JCPenney, Sears, Dick's Sporting Goods, The Movie Machine
152.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	97.8%	511,372	348,748		860,120	Macy's, Dillard's, JCPenney, Sears, Borders Books & Music, Regal Cinema
153.	Tyrone Square	FL	St. Petersburg (Tampa-St. Pete)	Fee	100.0%		Built 1972	100.0%	725,298	370,820		1,096,118	Macy's, Dillard's, JCPenney, Sears, Borders Books & Music, Old Navy, AMC Theatres

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
154.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	73.5%	478,449	230,657		709,106	JCPenney, Sears, Belk, University Dollar Movies
155.	University Park Mall	IN	Mishawaka (South Bend)	Fee	100.0%		Built 1979	97.2%	499,876	319,992		819,868	Macy's, JCPenney, Sears, Barnes & Noble(6)
156.	Upper Valley Mall	OH	Springfield (Dayton—Springfield)	Fee	100.0%		Built 1971	89.6%	479,418	249,495		728,913	Macy's, JCPenney, Sears, Elder-Beerman, Steve & Bary's, MC Sporting Goods(6), Chakeres Theatres
157.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	80.3%	389,781	240,508		630,289	Dillard's, JCPenney, Mervyn's, Sears, Marshalls, Steve & Barry's, Circuit City(6)
158.	Valley Mall	VA	Harrisonburg	Fee	50.0	%(4)	Acquired 1998	86.9%	315,078	190,714		505,792	JCPenney, Belk, Target, Old Navy,(8)
159.	Virginia Center Commons	VA	Glen Allen (Richmond)	Fee	100.0%		Built 1991	98.0%	506,639	280,803		787,442	Macy's, Dillard's Men's, Dillard's Women's, Children's & Home, JCPenney, Sears
160.	Walt Whitman Mall	NY	Huntington Station (New York)	Ground Lease (2012)	100.0%		Acquired 1998	99.2%	742,214	287,011		1,029,225	Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's
161.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	89.4%	616,109	347,185		963,294	Macy's(16), Sears, Target, Dick's Sporting Goods, Burlington Coat Factory, Steve & Barry's, Kerasotes Theatres
162.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	90.7%	716,811	281,378		998,189	Macy's, Dillard's, JCPenney, Sears, Burlington Coat Factory, Hollywood Cinema
163.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	%(4)	Acquired 1991	95.0%	878,311	451,685		1,329,996	Belk, Dillard's, JCPenney, Belk, Sears, Regal Cinema
164.	Westchester, The	NY	White Plains (New York)	Fee	40.0	%(4)	Acquired 1997	98.5%	349,393	478,269	(18)	827,662	Neiman Marcus, Nordstrom
165.	Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	92.0%	716,939	496,024		1,212,963	Macy's, JCPenney, Sears, Target
166.	White Oaks Mall	IL	Springfield	Fee	77.5%		Built 1977	89.5%	556,831	378,427		935,258	Macy's, Bergner's, Sears, Linens'n Things, Cost Plus World Market, Dick's Sporting Goods, Kerasotes Theatres
167.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	98.1%	761,648	505,733		1,267,381	Macy's, Dillard's, JCPenney, Sears, Malco Theatres
168.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	97.5%	706,159	392,529		1,098,688	Macy's, Dillard's, JCPenney, Sears

	Total Regional Mall GLA								98,270,239	65,778,819		164,049,058

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership	Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	Premium Outlet Centers
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%	Acquired 2004	98.9%	—	429,534	429,534	Banana Republic, Calvin Klein, Coach, Gap Outlet, Kenneth Cole, Lucky Brand Jeans, Nike, Polo Ralph Lauren, Tommy Hilfiger
2.	Allen Premium Outlets	TX	Allen (Dallas-Ft. Worth)	Fee	100.0%	Acquired 2004	100.0%	—	441,492	441,492	Ann Taylor, Brooks Brothers, Calvin Klein, Cole Haan, J.Crew, Kenneth Cole, Michael Kors, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%	Acquired 2004	98.2%	—	300,218	300,218	Ann Taylor, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Liz Claiborne, Michael Kors, Nautica, Polo Ralph Lauren, Saks Fifth Avenue Off 5th,Tommy Hilfiger
4.	Camarillo Premium Outlets	CA	Camarillo	Fee	100.0%	Acquired 2004	100.0%	—	454,091	454,091	Ann Taylor, Banana Republic, Barneys New York, Coach, Diesel, Giorgio Armani, Hugo Boss, Kenneth Cole, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony
5.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%	Acquired 2004	100.0%	—	287,931	287,931	Adidas, Banana Republic, Barneys New York, BCBG Max Azria, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Lacoste, Polo Ralph Lauren, Theory
6.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Ground Lease (2029)	100.0%	Acquired 2004	100.0%	—	439,445	439,445	Banana Republic, Brooks Brothers, Coach, Gap Outlet, Liz Claiborne, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger
7.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%	Built 2004	100.0%	—	437,800	437,800	Ann Taylor, Banana Republic, Calvin Klein, Coach, Diesel, Dooney & Bourke, Elie Tahari, Gap Outlet, Giorgio Armani, Kate Spade, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Sony
8.	Clinton Crossing Premium Outlets	CT	Clinton (New Haven)	Fee	100.0%	Acquired 2004	100.0%	—	276,163	276,163	Banana Republic, Barneys New York, Calvin Klein, Coach, Dooney & Bourke, Gap Outlet, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th
9.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland)	Fee	100.0%	Acquired 2004	100.0%	—	163,815	163,815	Adidas, Bass, Carter's, Gap Outlet, Liz Claiborne, Samsonite, Van Heusen
10.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%	Acquired 2004	100.0%	—	498,838	498,838	Burberry, Coach, Dior, Giorgio Armani, Gucci, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Space (Prada, Miu Miu), Yves Saint Laurent Rive Gauche, Zegna
11.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	100.0%	—	377,772	377,772	Adidas, Ann Taylor, Anne Klein, Banana Republic, Calvin Klein, Coach, Gap Outlet, J.Crew, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership	Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
12.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	99.7%	—	299,328	299,328	BCBG Max Azria, Bebe, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Liz Claiborne, Nautica, Nike, Saks Fifth Avenue Off 5th
13.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	99.8%	—	577,305	577,305	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Hugo Boss, Michael Kors, Nike, Polo Ralph Lauren, Sony, Timberland, Tommy Hilfiger
14.	Jackson Premium Outlets	NJ	Jackson	Fee	100.0%	Acquired 2004	100.0%	—	285,775	285,775	Banana Republic, Brooks Brothers, Calvin Klein, Gap Outlet, J.Crew, Liz Claiborne, Nike, Polo Ralph Lauren, Tommy Hilfiger
15.	Johnson Creek Premium Outlets	WI	Johnson Creek (Milwaukee)	Fee	100.0%	Acquired 2004	100.0%	—	277,585	277,585	Adidas, Banana Republic, Calvin Klein, Gap Outlet, Lands' End, Nike, Polo Ralph Lauren, Tommy Hilfiger
16.	Kittery Premium Outlets	ME	Kittery	Ground Lease (2009)	100.0%	Acquired 2004	100.0%	—	264,425	264,425	Anne Klein, Banana Republic, Calvin Klein, Coach, Gap Outlet, J.Crew, Polo Ralph Lauren, Puma, Reebok, Timberland, Tommy Hilfiger
17.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	98.7%	—	525,298	525,298	Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, J.Crew, Kenneth Cole, Neiman Marcus Last Call, Nike, Polo Ralph Lauren
18.	Las Vegas Outlet Center	NV	Las Vegas	Fee	100.0%	Acquired 2004	100.0%	—	477,002	477,002	Adidas, Calvin Klein, Coach, Nautica, Nike, Reebok, Timberland, Tommy Hilfiger, VF Outlet
19.	Las Vegas Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	100.0%	—	434,978	434,978	A/X Armani Exchange, Ann Taylor, Banana Republic, Calvin Klein, Coach, Diesel, Dolce & Gabbana, Elie Tahari, Kenneth Cole, Lacoste, Polo Ralph Lauren
20.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington D.C.)	Fee	100.0%	Acquired 2004	100.0%	—	463,288	463,288	Ann Taylor, Barneys New York, Burberry, Coach, Crate & Barrel, Kenneth Cole, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Williams-Sonoma
21.	Liberty Village Premium Outlets	NJ	Flemington	Fee	100.0%	Acquired 2004	100.0%	—	173,067	173,067	Brooks Brothers, Calvin Klein, Cole Haan, J.Crew, Liz Claiborne, Michael Kors, Polo Ralph Lauren, Tommy Hilfiger
22.	Lighthouse Place Premium Outlets	IN	Michigan City	Fee	100.0%	Acquired 2004	99.4%	—	454,314	454,314	Ann Taylor, Banana Republic, Burberry, Coach, Coldwater Creek, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger
23.	Napa Premium Outlets	CA	Napa	Fee	100.0%	Acquired 2004	100.0%	—	179,348	179,348	Ann Taylor, Banana Republic, Barneys New York, Calvin Klein, Coach, Cole Haan, J.Crew, Kenneth Cole, Nautica, Tommy Hilfiger

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership	Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
24.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	100.0%	—	539,757	539,757	Ann Taylor, Banana Republic, Calvin Klein, Coach, Hugo Boss, J.Crew, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Williams-Sonoma
25.	Orlando Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	—	435,695	435,695	Barneys New York, Burberry, Coach, Diesel, Dior, Fendi, Giorgio Armani, Hugo Boss, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory
26.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	98.5%	—	391,435	391,435	Adidas, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Polo Ralph Lauren, Tommy Hilfiger
27.	Petaluma Village Premium Outlets	CA	Petaluma (Santa Rosa)	Fee	100.0%	Acquired 2004	100.0%	—	195,982	195,982	BCBG Max Azria, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger
28.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%	Built 2007	96.9%	—	425,242	425,242	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Elie Tahari, Gap Outlet, Guess, J.Crew, Michael Kors, Neiman Marcus Last Call, Nike, Puma, Sony, Tommy Hilfiger, Waterford Wedgwood
29.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%	Built 2006	100.0%	—	403,207	403,207	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, Nike, Sony, Tommy Hilfiger
30.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%	Built 2006	100.0%	—	431,621	431,621	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nike, Polo Ralph Lauren, Theory, Cinemark Theatres
31.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2035)	100.0%	Built 2005	100.0%	—	402,668	402,668	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Kenneth Cole, Nike, Polo Ralph Lauren, Restoration Hardware, Sony
32.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonsville)	Fee	100.0%	Acquired 2004	99.4%	—	328,489	328,489	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama
33.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2009)(7)	100.0%	Acquired 2004	100.0%	—	411,774	411,774	Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Coldwater Creek, J.Crew, Liz Claiborne, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger
34.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%	Acquired 2004	100.0%	—	442,041	442,041	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, J.Crew, Nike, Polo Ralph Lauren, Restoration Hardware
35.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%	Acquired 2004	100.0%	—	209,846	209,846	A/X Armani Exchange, Banana Republic, Barneys New York, Calvin Klein, Coach, Guess, Kenneth Cole, Polo Ralph Lauren, Saks Fifth Avenue Off 5th
36.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	100.0%	—	417,577	417,577	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger, VF Outlet

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
37.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%		Acquired 2004	100.0%	—	844,246	844,246	Banana Republic, Burberry, Chanel, Coach, Dior, Dolce & Gabbana, Giorgio Armani, Gucci, Lacoste, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th
38.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%		Acquired 2004	98.8%	—	615,713	615,713	Banana Republic, Barneys New York, Burberry, Coach, Hugo Boss, Kenneth Cole, Lacoste, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragmo, Sony, Williams-Sonoma

	Total U.S. Premium Outlet Centers GLA								—	15,014,105	15,014,105

	Community/Lifestyle Centers
1.	Arboretum at Great Hills	TX	Austin	Fee	100.0%		Acquired 1998	90.8%	35,773	167,452	203,225	Barnes & Noble
2.	Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	96.5%	467,513	162,846	630,359	Best Buy, T.J. Maxx N More, Office Max, Old Navy, Linens 'n Things, Wal-Mart, Circuit City, Dick's Sporting Goods, Jo-Ann Fabrics
3.	Brightwood Plaza	IN	Indianapolis	Fee	100.0%		Built 1965	100.0%	20,450	18,043	38,493
4.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794	—	71,794	Regal Cinema
5.	Chesapeake Center	VA	Chesapeake (Virginia Beach-Norfolk)	Fee	100.0%		Built 1989	98.3%	213,651	92,284	305,935	K-Mart, Movies 10, Petsmart, Michaels, Value City Furniture
6.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0	%(4)(18)	Built 2004	94.7%	161,281	337,218	498,499	Dick's Sporting Goods, Wild Oats Natural Marketplace, DSW, Circuit City Superstore
7.	Cobblestone Court	NY	Victor (Rochester)	Fee and Ground Lease (2038)(7)	35.0	%(4)(13)	Built 1993	99.4%	206,680	58,781	265,461	Dick's Sporting Goods, Kmart, Office Max
8.	Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	76.2%	327,418	76,338	403,756	Best Buy, Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture
9.	Crystal Court	IL	Crystal Lake (Chicago)	Fee	35.0	%(4)(13)	Built 1989	66.5%	201,993	76,977	278,970	JCPenney(6),(8)
10.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	98.7%	134,320	34,518	168,838	Belk, Food Lion
11.	DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	50.3	%(15)	Acquired 2003	97.5%	81,368	20,374	101,742	Lane Home Furnishings, ACME Grocery
12.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0	%(4)	Acquired 1998	96.1%	161,849	13,790	175,639	Marshalls, Toys 'R Us, Bed Bath & Beyond
13.	Eastland Plaza	OK	Tulsa	Fee	100.0%		Built 1986	56.0%	152,451	37,810	190,261	Marshalls, Toys 'R Us,(8)(17)
14.	Empire East(1)	SD	Sioux Falls	Fee	50.0	%(4)	Acquired 1998	98.1%	275,089	22,189	297,278	Kohl's, Target, Bed Bath & Beyond
15.	Fairfax Court	VA	Fairfax (Washington, D.C.)	Fee	41.3	%(4)(13)	Built 1992	100.0%	169,043	80,615	249,658	Burlington Coat Factory, Circuit City Superstore, Offenbacher's
16.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	100.0%	270,840	89,528	360,368	Kohl's, Marshalls, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed Bath & Beyond, Petco, Babies R' Us, Toys R' Us(6),(8)
17.	Gaitway Plaza	FL	Ocala	Fee	23.3	%(4)(13)	Built 1989	97.2%	123,027	85,713	208,740	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed Bath & Beyond

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
18.	Gateway Shopping Centers	TX	Austin	Fee	95.0%		2004	98.8%	396,494	115,870	512,364	Star Furniture, Best Buy, Linens 'n Things, Recreational Equipment, Inc., Whole Foods, Crate & Barrel, The Container Store, Old Navy, Regal Cinema,(17)
19.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	159,194	4,910	164,104	Circuit City, Michael's, Best Buy, Cost Plus World Market, Linens 'n Things
20.	Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%	134,141	21,178	155,319	Best Buy, Kohl's
21.	Henderson Square	PA	King of Prussia (Philadelphia)	Fee	76.0%		Acquired 2003	100.0%	72,683	34,690	107,373	Staples, Genuardi's Family Market
22.	Highland Lakes Center	FL	Orlando	Fee	100.0	%(15)	Built 1991	79.2%	352,405	140,871	493,276	Marshalls, Bed Bath & Beyond, American Signature Furniture, Save-Rite Supermarkets, Ross Dress for Less, Office Max, Burlington Coat Factory, K&G Menswear,(8)
23.	Indian River Commons	FL	Vero Beach	Fee	50.0%		Built 1997	100.0%	233,358	22,524	255,882	Lowe's, Best Buy, Ross Dress for Less, Bed Bath & Beyond, Michael's
24.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	52,231	59,287	111,518	Sheplers, Macy's Home Store, Mervyn's
25.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	100.0%	—	29,140	29,140
26.	Knoxville Commons	TN	Knoxville	Fee	100.0%		Built 1987	100.0%	171,563	8,900	180,463	Office Max,(8)(17)
27.	Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%		Built 1986	96.3%	170,789	44,673	215,462	Home Owners Bargain Outlet,(8)
28.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	93.6%	261,856	109,396	371,252	Factory Card Outlet, Linens 'n Things, Best Buy, Petco, Jo-Ann Fabrics, Golf Galaxy, Value City Furniture, Loehmann's
29.	Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%		Built 1998	98.5%	307,966	79,479	387,445	Linens 'n Things, T.J. Maxx, Old Navy, Best Buy, Ross Dress for Less, Office Max, PetsMart, Party City, Cost Plus World Market, Toys 'R Us
30.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	89.0%	189,584	47,294	236,878	Kohl's, Hobby Lobby, T.J. Maxx
31.	Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%		Built 1990	100.0%	229,820	13,446	243,266	Wal-Mart, PetsMart, The Home Depot
32.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	63.2	%(15)	Acquired 2003	100.0%	251,224	16,007	267,231	Burlington Coat Factory, Circuit City, Lane Home Furnishings, AC Moore, Michaels, T.J. Maxx, Home Goods
33.	MacGregor Village	NC	Cary (Raleigh)	Fee	100.0%		Acquired 2004	80.4%	—	144,997	144,997	Spa Health Club, Tuesday Morning
34.	Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	98.7%	341,503	99,109	440,612	Best Buy, American Signature Furniture, T.J. Maxx, Nordstrom Rack, Staples, Target
35.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	100.0%	49,051	41,476	90,527	Best Buy, Bed Bath & Beyond
36.	Martinsville Plaza	VA	Martinsville	Space Lease (2046)	100.0%		Built 1967	97.1%	88,470	13,635	102,105	Rose's

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
37.	Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%		Built 1988	87.1%	230,885	40,070	270,955	Michael's, Dominick's, Value City Department Store,(8)
38.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	98.6%	271,626	27,195	298,821	Kohl's, Target, Shoe Carnival, T.J. Maxx, MC Sporting Goods, Kerasotes Theatres
39.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	83.6%	24,912	66,736	91,648	Goody's, Jo-Ann Fabrics
40.	North Ridge Plaza	IL	Joliet (Chicago)	Fee	100.0%		Built 1985	99.3%	190,323	114,747	305,070	Hobby Lobby, Office Max, Fun In Motion, Minnesota Fabrics, Burlington Coat Factory
41.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	99.6%	43,247	123,308	166,555	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery
42.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	78.8%	136,404	71,841	208,245	Target, Cinema Grill
43.	Palms Crossing	TX	McAllen	Fee	100.0%		Built 2007	99.5%	199,021	59,025	258,046	Bealls, DSW, Barnes & Noble, Babies 'R Us, Sports Authority, Guitar Center, Cavendar's Boot City, Best Buy(6), Ashley Furniture
44.	Park Plaza	KY	Hopkinsville	Fee	100.0%		Built 1968	96.6%	82,398	32,526	114,924	Big Lots, Peddler's Mall
45.	Plaza at Buckland Hills, The	CT	Manchester (Hartford)	Fee	35.0	%(4)(13)	Built 1993	97.1%	252,179	82,214	334,393	Linens 'n Things, Jo-Ann Fabrics, Party City, The Maytag Store, Toys 'R Us, Michaels, PetsMart,(17)
46.	Regency Plaza	MO	St. Charles (St. Louis)	Fee	100.0%		Built 1988	95.5%	235,642	51,831	287,473	Wal-Mart, Sam's Wholesale Club
47.	Ridgewood Court	MS	Jackson	Fee	35.0	%(4)(13)	Built 1993	96.9%	185,939	54,732	240,671	T.J. Maxx, Lifeway Christian Bookstore, Bed Bath & Beyond, Best Buy, Michaels, Marshalls
48.	Rockaway Convenience Center	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	90.9%	99,556	50,086	149,642	Best Buy, Acme, Office Depot
49.	Rockaway Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	407,501	51,327	458,828	Target, Pier 1 Imports, PetsMart, Dick's Sporting Goods, AMC Theatres
50.	Royal Eagle Plaza	FL	Coral Springs (Miami-Ft. Lauderale)	Fee	35.0	%(4)(13)	Built 1989	100.0%	124,479	74,830	199,309	K Mart, Stein Mart
51.	Shops at Arbor Walk, The	TX	Austin	Ground Lease (2055)	100.0%		Built 2006	97.1%	199,921	231,656	431,577	Home Depot, Marshall's, DSW, Golf Galaxy, Jo-Ann Fabrics, Circuit City
52.	Shops at North East Mall, The	TX	Hurst (Dallas-Ft. Worth)	Fee	100.0%		Built 1999	98.2%	265,595	99,148	364,743	Michael's, PetsMart, Old Navy, Pier 1 Imports, T.J. Maxx, Bed Bath & Beyond, Best Buy, Barnes & Noble(6)
53.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	72.2%	286,306	108,826	395,132	Jo-Ann Fabrics, K & G Menswear, CVS, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, Gallo,(8)
54.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	43.4%	98,337	2,750	101,087	Circuit City, Pep Boys
55.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	93.2%	289,252	57,441	346,693	Marshalls, American Signature Furniture, Global Import, Target, Bed Bath & Beyond,(8)

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
56.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	85,811	4,711	90,522	Best Buy, Barnes & Noble
57.	University Center	IN	Mishawaka (South Bend)	Fee	100.0%		Built 1980	87.7%	104,347	46,177	150,524	Michael's, Best Buy, Linens 'n Things
58.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.0	%(4)(13)	Built 1990	98.2%	414,593	134,982	549,575	Bed Bath & Beyond, Ashley Furniture HomeStore, Kohl's, Wal-Mart, Marsh, Menards, Regal Cinema
59.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	100.0%	21,500	28,607	50,107
60.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	99.5%	622,244	329,625	951,869	Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Old Navy, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture HomeStore, L.A. Fitness, Regal Cinema
61.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	89.5%	182,161	71,459	253,620	Famous Footwear, T.J. Maxx, Toys 'R Us, Target
62.	West Town Corners	FL	Altamonte Springs (Orlando)	Fee	23.3	%(4)(13)	Built 1989	98.2%	263,782	121,477	385,259	Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Wal-Mart
63.	Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	23.3	%(4)(13)	Built 1989	97.2%	123,548	39,606	163,154	Sports Authority, PetsMart, Burlington Coat Factory
64.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	98.9%	275,703	115,723	391,426	T.J. Maxx, Office Max, Kohl's Babies 'R Us, Kids 'R Us, Country Market
65.	Whitehall Mall	PA	Whitehall	Fee	38.0	%(15)(4)	Acquired 2003	90.5%	493,475	94,647	588,122	Sears, Kohl's, Bed Bath & Beyond, Borders Books & Music, Gold's Gym
66.	Willow Knolls Court	IL	Peoria	Fee	35.0	%(4)(13)	Built 1990	99.7%	341,328	41,049	382,377	Burlington Coat Factory, Kohl's, Sam's Wholesale Club, Willow Knolls 14
67.	Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	81.4%	395,071	219,614	614,685	Kohl's, Target, Linens 'n Things, Michaels, Best Buy, Office Depot, Old Navy, Pier 1 Imports, PetsMart, T.J. Maxx, DSW

	Total Community/Lifestyle Center GLA								13,483,958	5,069,324	18,553,282

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership	Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	Other Properties
1.	Crossville Outlet Center	TN	Crossville	Fee	100.0%	Acquired 2004	100.0%	—	151,256	151,256	Bass, Dressbarn, Kasper, L'eggs Hanes Bali Playtex, Liz Claiborne, Rack Room Shoes, Van Heusen, VF Outlet
2.	Factory Merchants Branson	MO	Branson	Ground Lease (2021)	100.0%	Acquired 2004	78.2%	—	269,307	269,307	Carter's, Crocs, Izod, Jones New York, Pendleton, Reebok, Tuesday Morning
3.	Factory Stores of America- Boaz	AL	Boaz	Ground Lease (2012)	100.0%	Acquired 2004	81.6%	—	111,909	111,909	Banister/Easy Spirit, Bon Worth, VF Outlet
4.	Factory Stores of America- Georgetown	KY	Georgetown	Fee	100.0%	Acquired 2004	97.7%	—	176,615	176,615	Bass, Dressbarn, Van Heusen
5.	Factory Stores of America- Graceville	FL	Graceville	Fee	100.0%	Acquired 2004	100.0%	—	83,962	83,962	Factory Brand Shoes, Van Heusen, VF Outlet
6.	Factory Stores of America- Lebanon	MO	Lebanon	Fee	100.0%	Acquired 2004	100.0%	—	86,249	86,249	Dressbarn, Van Heusen, VF Outlet
7.	Factory Stores of America- Nebraska City	NE	Nebraska City	Fee	100.0%	Acquired 2004	97.8%	—	89,646	89,646	Bass, Dressbarn, VF Outlet
8.	Factory Stores of America- Story City	IA	Story City	Fee	100.0%	Acquired 2004	85.3%	—	112,405	112,405	Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
9.	Factory Stores of North Bend	WA	North Bend	Fee	100.0%	Acquired 2004	100.0%	—	223,402	223,402	Adidas, Bass, Carter's, Coach, Gap Outlet, Izod, Nike, Nine West, Samsonite, Van Heusen, VF Outlet
10.	The Factory Shoppes at Branson Meadows	MO	Branson	Ground Lease (2021)	100.0%	Acquired 2004	88.0%	—	286,924	286,924	Branson Meadows Cinemas, Dressbarn, VF Outlet

	Total Other GLA							—	1,591,675	1,591,675

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	Mills Properties
	The Mills®
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	25.0%		Acquired 2007	97.8%	594,294	657,941	1,252,235	Marshalls, Last Call Nieman Marcus, Off 5th Saks Fifth Avenue, Linens N Things, Burlington Coat Factory, Sears Appliance Outlet, Gameworks, Sports Authority, Ross Dress for Less, JCPenney Outlet, Group USA, Virgin Megastore, Hi-Health, Harkins Cinemas, IMAX Theatre
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	29.6	%(2)	Acquired 2007	99.2%	669,935	619,767	1,289,702	Bass Pro Shops, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, F.Y.E., H&M, Modell's, Neiman Marcus Last Call, OFF 5TH Saks Fifth Avenue Outlet, Off Broadway Shoe Warehouse, Old Navy, T.J. MAXX, Muvico Theatres
3.	Cincinnati Mills	OH	Cincinnati	Fee	50.0%		Acquired 2007	77.8%	931,475	510,696	1,442,171	Bass Pro Shops, OFF 5th Saks Fifth Avenue Outlet, Burlington Coat Factory, Kohl's, Wonderpark, Steve & Barry's University Sportswear, Urban Behavior, Bigg's, Guitar Center, Berean Christian Store, Babies 'R' Us, Metropolis, Showcase Cinemas, Danbarry Cinemas
4.	Colorado Mills	CO	Lakewood (Denver)	Fee	18.8	%(2)	Acquired 2007	82.1%	452,746	650,246	1,102,992	Borders Books Music Café, Eddie Bauer Outlet, Last Call Clearance Center from Neiman Marcus, Off Broadway Shoe Warehouse, OFF 5TH Saks Fifth Avenue Outlet, Sports Authority, United Artists Theatre, Steve & Barry's(5)
5.	Concord Mills	NC	Concord (Charlotte)	Fee	29.6	%(2)	Acquired 2007	97.0%	659,384	694,140	1,353,524	Bass Pro Shops Outdoor World, Burlington Coat Factory, Off 5th Saks Fifth Avenue, FYE, The Children's Place Outlet, Blacklion, Dave & Buster's, NIKE, TJ Maxx, Group USA, Sun & Ski, Books-a-Million, AC Moore, Old Navy, Bed Bath & Beyond, Circuit City, NASCAR Speedpark, AMC Theatres
6.	Discover Mills	GA	Lawrenceville (Atlanta)	Fee	25.0	%(2)	Acquired 2007	96.3%	594,140	589,249	1,183,389	Bass Pro Shops, Books-A-Million, Burlington Coat Factory, Lunar Golf, Neiman Marcus Last Call, Medieval Times, Off 5th Saks Fifth Avenue Outlet, Off Broadway Shoe Warehouse, ROSS Dress for Less, Sears Appliance Outlet, Sun & Ski Sports, Urban Behavior, Woodward Skatepark of Atlanta, Dave & Buster's, Steve & Barry's, AMC Theatres

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
7.	Franklin Mills	PA	Philadelphia	Fee	50.0%		Acquired 2007	87.8%	818,295	924,917	1,743,212	Dave & Buster's, JC Penney Outlet Store, Burlington Coat Factory, Marshalls HomeGoods, Steve & Barry's, Modell's Sporting Goods, Group USA, Bed Bath & Beyond, Sam Ash Music, Off 5th Saks Fifth Avenue, Last Call Neiman Marcus, Sears Appliance Outlet, H&M, Woodward Skatepark, AMC Theatres
8.	Grapevine Mills	TX	Grapevine (Dallas-Ft. Worth)	Fee	29.6	%(2)	Acquired 2007	95.8%	803,372	974,691	1,778,063	Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, The Children's Place, Dr. Pepper STARSCENTER, Forever 21, Group USA—The Clothing Co. JCPenney Outlet, Last Call Neiman Marcus, Marshalls, NIKE, OFF 5th Saks Fifth Avenue, Old Navy, Sears, Steve & Barry's, Sun & Ski Sports, Virgin Megastore, Western Warehouse, Woodward Skatepark, Gameworks, AMC Theatres
9.	Great Mall of the Bay Area	CA	Milpitas (San Jose)	Fee	24.5	%(2)	Acquired 2007	93.6%	657,506	721,172	1,378,678	Last Call Nieman Marcus, Sports Authority, Group USA, Old Navy, Kohl's, Dave & Busters, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Off 5th Saks Fifth Avenue, NIKE, Steve & Barry's(5), Century Theatres,(8)
10.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	50.0%		Acquired 2007	97.0%	952,662	863,966	1,816,628	Bass Pro Shops Outdoor World, Bed Bath & Beyond, Burlington Coat Factory, Circuit City, H & M, JCPenny Outlet Store, Kohl's, Marshall's Home Goods, Off 5th—Saks Fifth Avenue Outlet, Rink Side Sports, Sears Grand, The Sports Authority, TJ Maxx, Value City, VF Outlet, AMC Theatres
11.	Katy Mills	TX	Katy (Houston)	Fee	31.3	%(2)	Acquired 2007	90.7%	581,053	1,006,847	1,587,900	Bass Pro Shops Outdoor World, Bed Bath and Beyond, Books-A-Million, Burlington Coat Factory, F.Y.E.-For Your Entertainment, Marshalls, Neiman Marcus Last Call Clearance Center, Off 5th Saks Fifth Avenue Outlet, Steve and Barry's, Sun & Ski Sports, American Theatres, Circuit City(6)
12.	Ontario Mills	CA	Ontario	Fee	25.0%		Acquired 2007	94.5%	809,476	672,834	1,482,310	Burlington Coat Factory, Totally for Kids, NIKE, Gameworks, The Children's Place Outlet, Cost Plus World Market, Marshalls, JCPenney Outlet, Off 5th Saks Fifth Avenue Outlet, Bed Bath & Beyond, Nordstrom Rack, Steve & Barry's, Dave & Busters, Virgin Megastore, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres,(8)

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
13.	Opry Mills	TN	Nashville	Fee	24.5	%(2)	Acquired 2007	94.2%	531,676	625,555	1,157,231	Bass Pro Shops Outdoor World, Dave & Buster's, The Gibson Showcase, Bed Bath & Beyond, Off 5th Saks Fifth Avenue Outlet, Barnes & Noble Booksellers, Old Navy Clothing Co., Off Broadway Shoe Warehouse, Nike Factory Store, Sun & Ski Sports, BLACKLION, Regal Cinema, Forever(5)
14.	Potomac Mills	VA	Prince William (Washington, D.C.)	Fee	50.0%		Acquired 2007	96.9%	771,623	791,957	1,563,580	Group USA, Marshall's, TJ Maxx, Sears Appliance Outlet, Old Navy, JCPenney Outlet, Urban Behavior, Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack and Off 5th Saks Fifth Avenue Outlet, Costco Warehouse, The Children's Place, AMC Theatres
15.	Sawgrass Mills	FL	Sunrise (Miami-Ft. Lauderdale)	Fee	50.0%		Acquired 2007	98.5%	959,158	1,292,910	2,252,068	American Signature Home, Beall's Outlet, Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Gameworks, JCPenny Outlet Store, Marshalls, Neiman Marcus Last Call Clearance Center, Nike Factory Store, Nordstrom Rack, Off 5th Saks Fifth Avenue Outlet, Ron Jon Surf Shop, The Sports Authority, Super Target, TJ Maxx, VF Factory Outlet, Wannado City, FYE, Off Broadway Shoes, Regal Cinema
16.	St. Louis Mills	MO	Hazelwood (St. Louis)	Fee	25.0	%(2)	Acquired 2007	82.1%	681,219	510,447	1,191,666	Bed Bath & Beyond, Books-A-Million, Burlington Coat Factory, Cabela's, Circuit City, iceZONE, Marshalls MegaStore, NASCAR SpeedPark, Off Broadway Shoe Warehouse, Sears Appliance Outlet, The Children's Place Outlet, Regal Cinema
17.	The Block at Orange	CA	Orange (Los Angeles)	Fee	25.0	%(2)	Acquired 2007	97.8%	307,795	410,986	718,781	Dave & Buster's, The Power House, Ron Jon Surf Shop, Vans Skatepark, Virgin Megastore, Steve & Barry's, Lucky Strike Lanes, Borders Books & Music, Hilo Hattie, Off 5th Saks Fifth Avenue, AMC Theatres

	Subtotal The Mills®								11,775,809	12,518,321	24,294,130

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
	Mills Regional Malls
18.	Briarwood Mall	MI	Ann Arbor	Fee	25.0%		Acquired 2007	94.2%	608,118	353,185		961,303	Macy's, JCPenney, Sears, Von Maur
19.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	25.0	%(2)	Acquired 2007	85.5%	1,341,701	1,057,981	(18)	2,399,682	Macy's Men's, Macy's Women's, Macy's Home & Furnishings, JCPenney, Sears, Marshalls, T.J. Maxx, Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, Burlington Coat Factory, AMC Theatres
20.	Dover Mall	DE	Dover	Fee	34.1%		Acquired 2007	98.3%	140,000	747,043		887,043	Macy's, JCPenney, Boscov's, Sears, Carmike Cinemas
21.	Esplanade, The	LA	Kenner (New Orleans)	Fee	50.0%		Acquired 2007	89.4%	544,140	352,940		897,080	Dillard's, Dillard's Men's, Macy's(6) (20)
22.	Falls, The	FL	Miami	Fee	25.0%		Acquired 2007	95.0%	455,000	352,654		807,654	Bloomingdale's, Macy's, Regal Cinema
23.	Galleria at White Plains, The	NY	White Plains (New York)	Fee	50.0%		Acquired 2007	83.8%	555,915	322,238		878,153	Macy's, Sears, H&M
24.	Hilltop Mall	CA	Richmond (San Francisco)	Fee	25.0%		Acquired 2007	84.3%	748,551	326,001		1,074,552	JCPenny, Sears, Macy's, Wal-Mart, Steve & Barry's(6)
25.	Lakeforest Mall	MD	Gaithersburg (Washington, D.C.)	Fee	25.0%		Acquired 2007	87.4%	639,289	398,608		1,037,897	Macy's, Lord & Taylor, JCPenney, Sears
26.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	25.0%		Acquired 2007	93.3%	746,568	380,762		1,127,330	Macy's, Macy's, Sears, JCPenney
27.	Marley Station	MD	Glen Burnie (Baltimore)	Fee	25.0%		Acquired 2007	78.0%	735,682	333,901		1,069,583	Boscov's, Macy's, JCPenney, Sears, The Movies at Marley Station
28.	Meadowood Mall	NV	Reno	Fee	25.0%		Acquired 2007	91.0%	609,840	274,682		884,522	Macy's Men's, Macy's, Sears, and JCPenney
29.	Northpark Mall	MS	Ridgeland (Jackson)	Fee	50.0%		Acquired 2007	93.8%	646,725	311,610		958,335	Dillard's, JCPenney, Belk, United Artists Theatre
30.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	50.0%		Acquired 2007	87.4%	404,666	339,088		743,754	Bloomingdale's, Saks Fifth Avenue, Barnes & Noble
31.	Southdale Center	MN	Edina (Minneapolis)	Fee	50.0%		Acquired 2007	87.4%	817,320	525,191		1,342,511	Macy's, JCPenney, Marshall's, American Theatres(8)
32.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	50.0%		Acquired 2007	88.3%	874,925	352,492		1,227,417	JC Penney, Sears, Kohl's, Boston Store, Steve & Barry's, Linens N Things, Cost Plus World Market, Carmike Cinemas(8)
33.	Stoneridge Mall	CA	Pleasanton (San Francisco)	Fee	25.0%		Acquired 2007	97.9%	841,454	459,265		1,300,719	Macy's Women's, Macy's Men's, Nordstrom, Sears, JCPenney

	Subtotal Mills Regional Malls								10,709,894	6,887,641		17,597,535

	Mills Community Centers
34.	Arundel Mills Marketplace	MD	Hanover (Baltimore)	Fee	29.6	%(2)	Acquired 2007	100.0%	77,472	24,141		101,613	Circuit City, Michael's, Staples
35.	Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	50.0%		Acquired 2007	100.0%	216,870	13,813		230,683	BJ's Wholesale Club, Garden Ridge
36.	Denver West Village	CO	Lakewood	Fee	18.8%		Acquired 2007	92.5%	202,306	107,790		310,096	Barnes & Noble, Bed Bath & Beyond, Office Max, Old Navy, Wild Oats, United Artists
37.	Liberty Plaza	PA	Philadelphia	Fee	50.0%		Acquired 2007	98.2%	319,255	52,211		371,466	Wal-Mart, Dick's Sporting Goods, Raymour & Flanigan, Super Fresh Food Market

	Subtotal Mills Community Centers								815,903	197,955		1,013,858

	Total Mills Properties								23,301,606	19,603,917		42,905,523

	Total U.S. Properties GLA								135,055,803	107,057,840		242,113,643

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership	Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	PROPERTIES UNDER CONSTRUCTION					Expected Opening
1.	Pier Park	FL	Panama City Beach	Fee	100.0%	3/08					Dillard's, JCPenney, Target (open), Old Navy, Borders, Grand Theatres
2.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0%	3/08					JCPenney (open), Borders, Dick's Sporting Goods, Old Navy, Steinmart, Bed Bath & Beyond, DSW, Ulta
3.	Houston Premium Outlets	TX	Houston	Fee	100.0%	3/08					Adidas, Banana Republic, Coach, Cole Haan, Elie Tahari, Juicy Couture, Michael Kors, Nike, True Religion, Tommy Hilfiger
4.	Jersey Shore Premium Outlets	NJ	Tinton Falls	Fee	100.0%	11/08					Brooks Brothers, Calvin Klein, Elie Tahari, Guess, J. Crew, Michael Kors, Theory, NIKE, Timberland, Tommy Hilfiger

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

(17)
Indicates anchor has closed, but the Operating Partnership still collects rents and/or fees under an agreement.

(18)
Mall & Freestanding GLA includes office space as follows:

Arsenal Mall—105,807 sq. ft.	Lenox Square—2,674 sq. ft.
Century III Mall—35,929 sq. ft.	Menlo Park Mall—50,615 sq. ft.
Circle Centre Mall—9,123 sq. ft.	Oak Court Mall—126,319 sq. ft.
Copley Place—856,586 sq. ft.	Oxford Valley Mall—109,832 sq. ft.
Fashion Centre at Pentagon City, The—169,089 sq. ft.	Plaza Carolina—28,192 sq. ft.
Fashion Mall at Keystone, The—10,927 sq. ft.	River Oaks Center—118,311 sq. ft.
Firewheel Town Center—75,000 sq. ft.	Roosevelt Field—1,610 sq. ft.
Greendale Mall—119,860 sq. ft.	Stanford Shopping Center—5,748 sq. ft.
The Plaza & Court at King of Prussia—13,627 sq. ft.	The Westchester—820 sq. ft.
Lehigh Valley Mall—11,754 sq. ft.	Del Amo Fashion Center—113,000 sq. ft.
(19)
Nordstrom to open stores in locations previously operated by others at Burlington Mall (2008), Ross Park Mall (2008), Fasion Mall at Keystone (2008), South Shore Plaza (2009), and Northshore Mall (2009).

(20)
Vacant anchor store owned by another company

International Properties

            Our interests in properties outside the United States are all owned through international joint venture arrangements.

  European Investments

            The following summarizes our joint venture investments in Europe and the underlying countries in which these joint ventures own and operate real estate properties as of December 31, 2007:

Joint Venture Investment	Ownership Interest	Properties open and operating	Countries of Operation
Gallerie Commerciali Italia, S.p.A., or GCI	49.0%	44	Italy
Simon Ivanhoe S.à.r.l., or Simon Ivanhoe	50.0%	7	France, Poland

            In addition, we jointly hold with a third party an interest in one parcel of land for development near Paris, France outside of these two joint ventures. Simon Ivanhoe and its wholly-owned subsidiary are fully integrated European retail real estate developers, owners and managers.

            Our properties in Europe consist primarily of hypermarket-anchored shopping centers. Substantially all of our European properties are anchored by either the hypermarket retailer Auchan, primarily in Italy, who is also our partner in GCI, or are anchored by the hypermarket Carrefour in France and Poland. Certain of the properties in Italy are subject to leaseholds whereby GCI leases all or a portion of the premises from a third party who is entitled to receive substantially all the economic benefits of that portion of the properties. Auchan and Carrefour are the two largest hypermarket operators in Europe.

  Other International Investments

            We also hold real estate interests in six joint ventures in Japan, one in Mexico, and one in South Korea. The six joint ventures in Japan operate Premium Outlet centers in various cities in Japan and are held in joint ventures with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). These centers have over 1.6 million square feet of GLA and were all 100% leased as of December 31, 2007. They contain 600 stores with approximately 300 different tenants. The Premium Outlet center in Mexico is 88% leased as of December 31, 2007, and the Premium Outlet center in South Korea is 100% leased as of December 31, 2007.

            The following summarizes these eight Premium Outlet centers in international joint ventures:

Joint Venture Investment Holdings	Ownership Interest
Gotemba Premium Outlets—Gotemba City (Tokyo), Japan	40.0%
Rinku Premium Outlets—Izumisano (Osaka), Japan	40.0%
Sano Premium Outlets—Sano (Tokyo), Japan	40.0%
Toki Premium Outlets—Toki (Nagoya), Japan	40.0%
Tosu Premium Outlets—Fukuoka (Kyushu), Japan	40.0%
Kobe-Sanda Premium Outlets—Kobe, Japan	40.0%
Punta Norte Premium Outlets—Mexico City, Mexico	50.0%
Yeoju Premium Outlets—Yeoju, South Korea	50.0%

            We also have begun construction on Sendai Izumi Premium Outlets, a 172,000 square foot center located in Sendai, Japan. We have a 40% interest in this property consistent with the ownership structure of our other Japanese investments. Also, through a joint venture arrangement with MSREF and SZITIC CP, we have a 32.5% interest in five shopping centers that are under construction in China aggregating 2.5 million square feet of GLA.

            The following property table summarizes certain data on our properties that are under operation in Europe, Japan, Mexico, and South Korea at December 31, 2007.

Simon Property Group, Inc. and Subsidiaries
International Property Table

							Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership		Year Built	Hypermarket/ Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	FRANCE
1.	Bay 2	Torcy (Paris)	Fee	50.0%		2003	159,900	416,900	576,800	Carrefour, Leroy Merlin
2.	Bay 1	Torcy (Paris)	Fee	50.0%		2004	—	348,900	348,900	Conforama, Go Sport
3.	Bel'Est	Bagnolet (Paris)	Fee	17.5%		1992	109,800	63,300	173,100	Auchan
4.	Villabé A6	Villabé (Paris)	Fee	7.5%		1992	124,900	159,400	284,300	Carrefour
5.	Wasquehal	Wasquehal (Lille)	Fee	50.0%		2006	131,300	123,400	254,700	Carrefour

	Subtotal France						525,900	1,111,900	1,637,800
	ITALY
6.	Ancona — Senigallia	Senigallia (Ancona)	Fee	49.0%		1995	41,200	41,600	82,800	Cityper
7.	Ascoli Piceno — Grottammare	Grottammare (Ascoli Piceno)	Fee	49.0%		1995	38,900	55,900	94,800	Cityper
8.	Ascoli Piceno — Porto Sant'Elpidio	Porto Sant'Elpidio (Ascoli Piceno)	Fee	49.0%		1999	48,000	114,300	162,300	Cityper
9.	Bari — Casamassima	Casamassima (Bari)	Fee	49.0%		1995	159,000	388,800	547,800	Auchan, Coin, Eldo, Bata, Leroy Merlin, Decathlon
10.	Bari — Modugno	Modugno (Bari)	Fee	49.0%		2004	96,900	46,600	143,500	Auchan, euronics, Decathlon
11.	Brescia — Mazzano	Mazzano (Brescia)	Fee / Leasehold (2)	49.0	%(2)	1994	103,300	127,400	230,700	Auchan, Bricocenter, Upim
12.	Brindisi-Mesagne	Mesagne (Brindisi)	Fee	49.0%		2003	88,000	140,600	228,600	Auchan
13.	Cagliari — Santa Gilla	Cagliari	Fee / Leasehold (2)	49.0	%(2)	1992	75,900	114,800	190,700	Auchan, Bricocenter
14.	Catania — La Rena	Catania	Fee	49.0%		1998	124,100	22,100	146,200	Auchan
15.	Cinisello	Cinisello (Milano)	Fee	49.0%		2007	125,000	250,600	375,600	Auchan
16.	Cuneo	Cuneo (Torino)	Fee	49.0%		2004	80,700	201,500	282,200	Auchan, Bricocenter
17.	Giugliano	Giugliano (Napoli)	Fee	49.0	%(5)	2006	130,000	624,500	754,500	Auchan
18.	Milano — Rescaldina	Rescaldina (Milano)	Fee	49.0%		2000	165,100	212,000	377,100	Auchan, Bricocenter, Decathlon, Media World
19.	Milano — Vimodrone	Vimodrone (Milano)	Fee	49.0%		1989	110,400	80,200	190,600	Auchan, Bricocenter
20.	Napoli — Pompei	Pompei (Napoli)	Fee	49.0%		1990	74,300	17,100	91,400	Auchan
21.	Nola — Volcano Buono	Nola (Napoli)	Fee	22.1%		2007	142,900	733,100	876,000	Auchan, Coin, Holiday Inn, Media World
22.	Padova	Padova	Fee	49.0%		1989	73,300	32,500	105,800	Auchan
23.	Palermo	Palermo	Fee	49.0%		1990	73,100	9,800	82,900	Auchan
24.	Pesaro — Fano	Fano (Pesaro)	Fee	49.0%		1994	56,300	56,000	112,300	Auchan
25.	Pescara	Pescara	Fee	49.0%		1998	96,300	65,200	161,500	Auchan
26.	Pescara — Cepagatti	Cepagatti (Pescara)	Fee	49.0%		2001	80,200	189,600	269,800	Auchan, Bata
27.	Piacenza — San Rocco al Porto	San Rocco al Porto (Piacenza)	Fee	49.0%		1992	104,500	74,700	179,200	Auchan, Darty
28.	Porta Di Roma	Roma	Fee	19.6%		2007	624,800	630,600	1,255,400	Auchan, Leroy Merlin, UGC Theatres, Ikea, Media World, Decathlon
29.	Roma — Collatina	Collatina (Roma)	Fee	49.0%		1999	59,500	4,100	63,600	Auchan
30.	Sassari — Predda Niedda	Predda Niedda (Sassari)	Fee / Leasehold (2)	49.0	%(2)	1990	79,500	154,200	233,700	Auchan, Bricocenter
31.	Taranto	Taranto	Fee	49.0%		1997	75,200	126,500	201,700	Auchan, Bricocenter
32.	Torino	Torino	Fee	49.0%		1989	105,100	66,700	171,800	Auchan
33.	Torino — Venaria	Venaria (Torino)	Fee	49.0%		1982	101,600	64,000	165,600	Auchan, Bricocenter
34.	Venezia — Mestre	Mestre (Venezia)	Fee	49.0%		1995	114,100	132,600	246,700	Auchan
35.	Vicenza	Vicenza	Fee	49.0%		1995	78,400	20,100	98,500	Auchan
36.	Ancona	Ancona	Leasehold (3)	49.0	%(3)	1993	82,900	82,300	165,200	Auchan
37.	Bergamo	Bergamo	Leasehold (3)	49.0	%(3)	1976	103,000	16,900	119,900	Auchan
38.	Brescia — Concesio	Concesio (Brescia)	Leasehold (3)	49.0	%(3)	1972	89,900	27,600	117,500	Auchan

							Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership		Year Built	Hypermarket/ Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	ITALY (continued)
39.	Cagliari — Marconi	Cagliari	Leasehold (3)	49.0	%(3)	1994	83,500	109,900	193,400	Auchan, Bricocenter, Bata
40.	Catania — Misterbianco	Misterbianco (Catania)	Leasehold (3)	49.0	%(3)	1989	83,300	16,000	99,300	Auchan
41.	Merate — Lecco	Merate (Lecco)	Leasehold (3)	49.0	%(3)	1976	73,500	88,500	162,000	Auchan, Bricocenter
42.	Milano — Cesano Boscone	Cesano Boscone (Milano)	Leasehold (3)	49.0	%(3)	2005	163,800	120,100	283,900	Auchan
43.	Milano — Nerviano	Nerviano (Milano)	Leasehold (3)	49.0	%(3)	1991	83,800	27,800	111,600	Auchan
44.	Napoli — Mugnano di Napoli	Mugnano di Napoli	Leasehold (3)	49.0	%(3)	1992	98,000	94,900	192,900	Auchan, Bricocenter
45.	Olbia	Olbia	Leasehold (3)	49.0	%(3)	1993	74,600	133,000	207,600	Auchan
46.	Roma — Casalbertone	Roma	Leasehold (3)	49.0	%(3)	1998	62,700	84,900	147,600	Auchan
47.	Sassari — Centro Azuni	Sassari	Leasehold (3)	49.0	%(3)	1995	—	35,600	35,600
48.	Torino — Rivoli	Rivoli (Torino)	Leasehold (3)	49.0	%(3)	1986	61,800	32,300	94,100	Auchan
49.	Verona — Bussolengo	Bussolengo (Verona)	Leasehold (3)	49.0	%(3)	1975	89,300	75,300	164,600	Auchan, Bricocenter

	Subtotal Italy						4,475,700	5,742,800	10,218,500
									—
	POLAND
50.	Arkadia Shopping Center	Warsaw	Fee	50.0%		2004	202,200	900,800	1,103,000	Carrefour, Leroy Merlin, Media Saturn, Cinema City, H & M, Zara, Royal Collection, Peek & Clopperburg
51.	Wilenska Station Shopping Center	Warsaw	Fee	50.0%		2002	92,700	215,900	308,600	Carrefour

	Subtotal Poland		Fee				294,900	1,116,700	1,411,600
									—
	JAPAN
52.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%		2000	—	380,100	380,100	Bally, Coach, Diesel, Gap, Gucci, Jill Stuart, L.L. Bean, Nike, Tod's
53.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease	40.0%		2007	—	193,500	193,500	BCBG, Bose, Coach, Cole Haan, Lego, Nike, Petit Bateau, Max Azria, Theory
54.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%		2000	—	320,600	320,600	Bally, Brooks Brothers, Coach, Eddie Bauer, Gap, Nautica, Nike, Timberland, Versace
55.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%		2003	—	316,500	316,500	Bally, Brooks Brothers, Coach, Nautica, New Yorker, Nine West, Timberland
56.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%		2005	—	230,300	230,300	Adidas, Brooks Brothers, Bruno Magli, Coach, Eddie Bauer, Furla, Nautica, Nike, Timberland, Versace
57.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%		2004	—	240,400	240,400	BCBG, Bose, Coach, Cole Haan, Lego, Nike, Petit Bateau, Max Azria, Theory

	Subtotal Japan						—	1,681,400	1,681,400
	MEXICO
54.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%		2004	—	231,900	231,900	Christian Dior, Sony, Nautica, Levi's, Nike, Rockport, Reebok, Adidas, Samsonite

	Subtotal Mexico						—	231,900	231,900
	SOUTH KOREA
55.	Yeoju Premium Outlets	Yeoju	Fee	50.0%		2007	—	249,900	249,900	Armani, Burberry, Dunhill, Ermenegildo Zegna, Salvatore Ferragamo

	Subtotal South Korea						—	249,900	249,900

	TOTAL INTERNATIONAL ASSETS						5,296,500	10,134,600	15,431,100

FOOTNOTES:

  (1)
  All gross leasable area listed in square feet.
  (2)
  This property is held partially in fee and partially encumbered by a leasehold on the premise which entitles the lessor to the majority of the economics of the portion of the property subject to the leasehold.
  (3)
  These properties are encumbered by a leasehold on the entire premises which entitles the lessor the majority of the economics of the property
  (4)
  Represents the sales area of the anchor and excludes any warehouse/storage areas.
  (5)
  On April 4, 2007, Gallerie Commerciali Italia (the Italian joint venture in which the Company owns a 49% interest) acquired the remaining 60% interest in the shopping gallery at this center, which consists of 177,600 square feet of leasable area. The Company owns a 19.6% interest in the retail parks at this center, which consist of 446,900 square feet of leasable area.

  Land Held for Development

            We have direct or indirect ownership interests in four parcels of land held in the United States for future development, containing an aggregate of approximately 300 acres located in three states.

            Also, on December 28, 2005, we invested $50.0 million of equity for a 40% interest in a joint venture with Toll Brothers, Inc. and Meritage Homes Corp. to purchase a 5,485-acre land parcel in northwest Phoenix from DaimlerChrysler Corporation for $312 million. The principal use of the land upon attaining entitled status is the development of single-family homesites by our partners. As a result of the recent downturn in the residential market, during the fourth quarter of 2007 we recorded an impairment charge of $55.1 million, $35.6 million net of tax benefit, representing our entire investment in this joint venture entity, including interest capitalized on our invested equity.

  Sustainability and Energy Efficiency

            Due to the size of our portfolio, we focus on energy efficiency as a core sustainability strategy. Through the continued use of energy conservation practices, energy efficiency projects, and continuous monitoring and reporting, have reduced our energy consumption at comparable properties every year since 2003. As a result, the absolute corporate energy use for operations under our control (which excludes electricity consumed by our tenants) has decreased by 9.7% from 2003 to 2007. The 102 million kilowatt-hours decrease in energy use for this four-year period reduced related annual CO2 emissions by over 67,932 tons. This is equivalent to the amount of carbon sequestered annually by 15,439 acres of pine or fir forests and to approximately $11.0 million in avoided annual operating costs.

            We were awarded NAREIT's Leader in the Light Gold Award for the second year in a row and have been named 2008 "Energy Partner of the Year" by the United States Environmental Protection Agency (EPA). We were the first real estate company in the S&P 500 and the first retail property REIT to win this award.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other debt encumbering our properties and the properties held by our international joint venture arrangements. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Other Debt on Portfolio Properties
As of December 31, 2007
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall	6.20%		$28,206		$2,216		10/10/12
Arsenal Mall — 1	6.75%		30,842		2,724		10/10/08
Arsenal Mall — 2	8.20%		1,199		286		05/05/16
Bangor Mall	6.15%		80,000		4,918	(2)	10/01/17
Battlefield Mall	4.60%		96,217		6,154		07/01/13
Bloomingdale Court	7.78%		27,080	(4)	2,578		11/01/09
Brunswick Square	5.65%		84,581		5,957		08/11/14
Carolina Premium Outlets — Smithfield	9.10%		19,973	(6)	2,114		03/10/13
Century III Mall	6.20%		83,261	(9)	6,541		10/10/12
Chesapeake Square	5.84%		71,771		5,162		08/01/14
College Mall — 1	7.00%		30,953	(8)	3,908		01/01/09
College Mall — 2	6.76%		10,492	(8)	935		01/01/09
Copley Place	5.25	% (1)	191,000		10,028	(2)	08/01/10	(3)
Coral Square	8.00%		84,489		8,065		10/01/10
The Crossings Premium Outlets	5.85%		55,385		4,649		03/13/13
Crossroads Mall	6.20%		41,816		3,285		10/10/12
Crystal River	7.63%		15,135		1,385		11/11/10	(25)
Dare Centre	9.10%		1,663	(6)	176		03/10/13	(25)
DeKalb Plaza	5.28%		3,189		284		01/01/15
Desoto Square	5.89%		64,153		3,779	(2)	07/01/14
The Factory Shoppes at Branson Meadows	9.10%		9,289	(6)	983		03/10/13	(25)
Factory Stores of America — Boaz	9.10%		2,717	(6)	287		03/10/13	(25)
Factory Stores of America — Georgetown	9.10%		6,438	(6)	681		03/10/13	(25)
Factory Stores of America — Graceville	9.10%		1,912	(6)	202		03/10/13	(25)
Factory Stores of America — Lebanon	9.10%		1,607	(6)	170		03/10/13	(25)
Factory Stores of America — Nebraska City	9.10%		1,510	(6)	160		03/10/13	(25)
Factory Stores of America — Story City	9.10%		1,867	(6)	198		03/10/13	(25)
Forest Mall	6.20%		16,746	(10)	1,316		10/10/12
Forest Plaza	7.78%		14,853	(4)	1,414		11/01/09
Forum Shops at Caesars, The	4.78%		533,470		34,564		12/01/10
Gateway Shopping Center	5.89%		87,000		5,124	(2)	10/01/11
Gilroy Premium Outlets	6.99%		62,423	(7)	6,236		07/11/08	(25)
Greenwood Park Mall — 1	7.00%		25,924	(8)	3,273		01/01/09
Greenwood Park Mall — 2	6.76%		54,206	(8)	4,831		01/01/09
Gwinnett Place	5.68%		115,000		6,532	(2)	06/08/12
Henderson Square	6.94%		14,846		1,270		07/01/11
Highland Lakes Center	6.20%		15,436	(9)	1,213		10/10/12
Independence Center	5.94%		200,000		11,886	(2)	07/10/17
Ingram Park Mall	6.99%		78,372	(20)	6,724		08/11/11
Kittery Premium Outlets	6.99%		10,334	(7)	1,028		07/11/08	(25)
Knoxville Center	6.99%		59,348	(20)	5,092		08/11/11
Lake View Plaza	7.78%		19,744	(4)	1,880		11/01/09
Lakeline Plaza	7.78%		21,647	(4)	2,061		11/01/09
Las Americas Premium Outlets	5.84%		180,000		10,511	(2)	06/11/16
Lighthouse Place Premium Outlets	6.99%		43,073	(7)	4,286		07/11/08	(25)
Lincoln Crossing	7.78%		2,988	(4)	285		11/01/09
Longview Mall	6.20%		31,338	(9)	2,462		10/10/12
MacGregor Village	9.10%		6,689	(6)	708		03/10/13	(25)
Mall of Georgia	7.09%		188,621		16,649		07/01/10
Markland Mall	6.20%		22,172	(10)	1,742		10/10/12
Matteson Plaza	7.78%		8,695	(4)	828		11/01/09
Midland Park Mall	6.20%		32,369	(10)	2,543		10/10/12
Montgomery Mall	5.17%		91,018		6,307		05/11/14	(25)
Muncie Plaza	7.78%		7,518	(4)	716		11/01/09
Northfield Square	6.05%		29,742		2,485		02/11/14
Northlake Mall	6.99%		68,466	(20)	5,874		08/11/11
North Ridge Shopping Center	9.10%		8,169	(6)	865		03/10/13	(25)

Oxford Valley Mall	6.76%		77,451		7,801		01/10/11
Palm Beach Mall	6.20%		51,781		4,068		10/10/12
Penn Square Mall	7.03%		67,079		6,003		03/01/09	(25)
Plaza Carolina — Fixed	5.10%		92,405		7,085		05/09/09
Plaza Carolina — Variable Capped	5.50	% (29)	93,840		7,369		05/09/09	(3)
Plaza Carolina — Variable Floating	5.50	% (1)	56,303		4,421		05/09/09	(3)
Port Charlotte Town Center	7.98%		51,517		4,680		12/11/10	(25)
Regency Plaza	7.78%		4,075	(4)	388		11/01/09
Richmond Towne Square	6.20%		45,466	(10)	3,572		10/10/12
SB Boardman Plaza Holdings	5.94%		23,490		1,682		07/01/14
SB Trolley Square Holding	9.03%		28,116		2,880		08/01/10
St. Charles Towne Plaza	7.78%		26,083	(4)	2,483		11/01/09
Stanford Shopping Center	3.60	% (11)	220,000		7,920	(2)	09/11/08
Summit Mall	5.42%		65,000		3,768	(2)	06/10/17
Sunland Park Mall	8.63	% (13)	34,558		3,768		01/01/26
Tacoma Mall	7.00%		124,796		10,778		10/01/11
Town Center at Cobb	5.74%		280,000		16,072	(2)	06/08/12
Towne East Square — 1	7.00%		42,678		4,711		01/01/09
Towne East Square — 2	6.81%		21,879		1,958		01/01/09
Towne West Square	6.99%		51,302	(20)	4,402		08/11/11
University Park Mall	5.45	% (1)	100,000		5,450	(2)	07/09/10	(3)
Upper Valley Mall	5.89%		47,904		2,822	(2)	07/01/14
Valle Vista Mall	5.35%		40,000		3,598	(2)	05/10/17
Washington Square	5.94%		30,552		2,194		07/01/14
Waterloo Premium Outlets	6.99%		34,692	(7)	3,452		07/11/08	(25)
West Ridge Mall	5.89%		68,711		4,047	(2)	07/01/14
West Ridge Plaza	7.78%		5,254	(4)	500		11/01/09
White Oaks Mall	5.54%		50,000		2,768	(2)	11/01/16
White Oaks Plaza	7.78%		16,031	(4)	1,526		11/01/09
Wolfchase Galleria	5.64%		225,000		12,700	(2)	04/01/17
Woodland Hills Mall	7.00%		80,144		7,185		01/01/09	(25)

Total Consolidated Secured Indebtedness			$5,253,059

Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility — USD	4.98	% (15)	$1,798,000		$89,451	(2)	01/11/11	(3)
Revolving Credit Facility — Yen Currency	1.08	% (15)	215,593		2,323	(2)	01/11/11	(3)
Revolving Credit Facility — Euro Currency	4.66	% (15)	338,019		15,739	(2)	01/11/11	(3)
Unsecured Notes — 2B	7.00%		150,000		10,500	(14)	07/15/09
Unsecured Notes — 4C	7.38%		200,000		14,750	(14)	06/15/18
Unsecured Notes — 5B	7.13%		300,000		21,375	(14)	02/09/09
Unsecured Notes — 6B	7.75%		200,000		15,500	(14)	01/20/11
Unsecured Notes — 8A	6.35%		350,000		22,225	(14)	08/28/12
Unsecured Notes — 8B	5.38%		150,000		8,063	(14)	08/28/08
Unsecured Notes — 9A	4.88%		300,000		14,625	(14)	03/18/10
Unsecured Notes — 9B	5.45%		200,000		10,900	(14)	03/15/13
Unsecured Notes — 10A	3.75%		300,000		11,250	(14)	01/30/09
Unsecured Notes — 10B	4.90%		200,000		9,800	(14)	01/30/14
Unsecured Notes — 11A	4.88%		400,000		19,500	(14)	08/15/10
Unsecured Notes — 11B	5.63%		500,000		28,125	(14)	08/15/14
Unsecured Notes — 12 A	5.10%		600,000		30,600	(14)	06/15/15
Unsecured Notes — 12 B	4.60%		400,000		18,400	(14)	06/15/10
Unsecured Notes — 13 A	5.38%		500,000		26,875	(14)	06/01/11
Unsecured Notes — 13 B	5.75%		600,000		34,500	(14)	12/01/15
Unsecured Notes — 14 A	5.75%		400,000		23,000	(14)	05/01/12
Unsecured Notes — 14 B	6.10%		400,000		24,400	(14)	05/01/16
Unsecured Notes — 15 A	5.60%		600,000		33,600	(14)	09/01/11
Unsecured Notes — 15 B	5.88%		500,000		29,375	(14)	03/01/17
Unsecured Notes — 16 A	5.00%		600,000		30,000	(14)	03/01/12
Unsecured Notes — 16 B	5.25%		650,000		34,125	(14)	12/01/16
Mandatory Par Put Remarketed Securities	7.00%		200,000		14,000	(14)	06/15/08	(16)

			11,051,612
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(14)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(14)	03/15/16

			325,000
CPG Partners, LP, subsidiary:
Unsecured Notes — CPG 3	3.50%		100,000		3,500	(14)	03/15/09
Unsecured Notes — CPG 4	8.63%		50,000		4,313	(14)	08/17/09
Unsecured Notes — CPG 5	8.25%		150,000		12,375	(14)	02/01/11
Unsecured Notes — CPG 6	6.88%		100,000		6,875	(14)	06/15/12
Unsecured Notes — CPG 7	6.00%		150,000		9,000	(14)	01/15/13

			550,000

Total Consolidated Unsecured Indebtedness			11,926,612

Total Consolidated Indebtedness at Face Amounts			17,179,671
Fair Value Interest Rate Swaps			(90)	(24)
Net Premium on Indebtedness			63,901
Net Discount on Indebtedness			(24,808)

Total Consolidated Indebtedness			$17,218,674	(19)

Joint Venture Indebtedness:
Secured Indebtedness:
Apple Blossom Mall	7.99%		$37,689		$3,607		09/10/09
Arizona Mills	7.90%		136,017		10,752		10/05/10
Arkadia Shopping Center	5.63	% (31)	150,673		8,481	(2)	05/31/12
Arundel Marketplace	5.92%		11,784		884		01/01/14
Arundel Mills	6.14%		385,000		23,639	(2)	08/01/14
Atrium at Chestnut Hill	6.89%		45,338		3,880		03/11/11	(25)
Auburn Mall	7.99%		44,123		4,222		09/10/09
Aventura Mall	5.91%		430,000		25,392	(2)	12/11/17
Avenues, The	5.29%		74,226		5,325		04/01/13
Bay 1 (Torcy)	5.38	% (31)	20,721		1,115	(2)	05/31/11
Bay 2 (Torcy)	5.38	% (31)	77,304		4,158	(2)	06/30/11
Block at Orange	6.25%		220,000		13,753	(2)	10/01/14
Briarwood Mall — 1	3.93%		192,402		7,569	(2)	11/01/09
Briarwood Mall — 2	5.11%		1,548		79	(2)	09/01/09
Cape Cod Mall	6.80%		92,100		7,821		03/11/11
Castleton Storage	6.65	% (1)	4,636		308	(2)	07/31/09	(3)
Changshu SZITIC	7.18	% (39)	27,140		1,949	(2)	04/10/17
Circle Centre Mall	5.02%		74,276		5,165		04/11/13
Clay Terrace	5.08%		115,000		5,842	(2)	10/01/15
Cobblestone Court	5.60	% (1)	2,700		151	(2)	04/16/10
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16
Coddingtown Mall	5.75	% (1)	15,500		891	(2)	07/14/10
Colorado Mills	6.18	% (38)	170,000		10,506	(2)	11/12/09
Concord Mills Mall	6.13%		169,612		13,208		12/07/12
Concord Marketplace	5.76%		13,715		1,013		02/01/14
Crystal Mall	5.62%		98,213		7,319		09/11/12	(25)
Dadeland Mall	6.75%		186,553		15,566		02/11/12	(25)
Del Amo	6.55	% (1)	326,513		21,387	(2)	01/10/08
Denver West Village	8.15%		22,515		2,153		10/01/11
Discover Mills — 1	7.32%		23,700		1,735	(2)	12/11/11
Discover Mills — 2	6.08%		135,000		8,212	(2)	12/11/11
Domain Residential	5.75	% (1)	29,810		1,714	(2)	03/03/11	(3)
Dover Mall & Commons	6.55	% (37)	83,756	(35)	5,486	(2)	02/01/12	(3)
Eastland Mall	5.79%		168,000		9,734	(2)	06/01/16
Emerald Square Mall	5.13%		134,642		9,479		03/01/13
Empire Mall	5.79%		176,300		10,215	(2)	06/01/16
Esplanade, The	6.55	% (37)	75,136	(35)	4,921	(2)	02/01/12	(3)
Falls, The	4.34%		148,200		6,432	(2)	11/01/09
Fashion Centre Pentagon Retail	6.63%		154,540		12,838		09/11/11	(25)
Fashion Centre Pentagon Office	5.35	% (30)	40,000		2,140	(2)	07/09/09	(3)
Fashion Valley Mall — 1	6.49%		155,843		13,218		10/11/08	(25)
Fashion Valley Mall — 2	6.58%		29,124		1,915	(2)	10/11/08	(25)
Firewheel Residential	6.45	% (1)	19,939		1,286	(2)	06/20/11	(3)
Florida Mall, The	7.55%		250,721		22,766		12/10/10
Franklin Mills	5.65%		290,000		16,385	(2)	06/01/17
Galleria at White Plains	6.55	% (37)	125,566	(35)	8,225	(2)	02/01/12	(3)
Galleria Commerciali Italia — Facility A	5.73	% (18)	358,954		26,938		12/22/11	(3)
Galleria Commerciali Italia — Facility B	5.83	% (27)	354,932		28,200		12/22/11
Galleria Commerciali Italia — Cinisello 1	5.48	% (32)	110,144		6,035	(2)	03/31/08
Galleria Commerciali Italia — Cinisello 2	5.38	% (33)	42,670		2,295	(2)	03/31/08
Galleria Commerciali Italia — Giugliano	5.33	% (34)	41,241		2,198	(2)	10/20/13
Galleria Commerciali Italia — Catania	5.48	% (5)	20,064		1,099	(2)	12/15/09
Gaitway Plaza	4.60%		13,900	(17)	640	(2)	07/01/15
Granite Run Mall	5.83%		119,812		8,622		06/01/16
Grapevine Mills	6.47%		145,160		11,720		10/01/08
Grapevine Mills II	8.39%		13,622		1,324		11/05/08
Great Mall of the Bay Area	4.80%		175,000		8,400	(2)	09/01/08
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16

Gotemba Premium Outlets — Fixed	2.00%		7,878	(26)	1,165		10/25/14
Gotemba Premium Outlets — Variable	1.61	% (12)	60,154	(26)	4,494		02/28/13
Gurnee Mills	5.77%		321,000		18,512	(2)	07/01/17
Hamilton Town Center	5.60	% (1)	36,677		2,054	(2)	03/31/08
Hangzhou	7.18	% (40)	16,284		1,170	(2)	06/15/17
Highland Mall	6.83%		65,865		5,634		07/10/11
Hilltop Mall	4.99%		64,350		3,211	(2)	07/08/12
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		9,645		503	(2)	11/01/14
Indian River Mall	5.21%		65,355		3,408	(2)	11/01/14
Katy Mills	6.69%		148,000		9,906	(2)	01/09/13
King of Prussia Mall — 1	7.49%		151,396		20,118		01/01/17
King of Prussia Mall — 2	8.53%		10,564		1,388		01/01/17
Kobe Premium Outlets	1.35%		18,799	(26)	770		01/31/12
Lakeforest Mall	4.90%		141,050		6,904	(2)	07/08/10
Lehigh Valley Mall	5.16	% (36)	150,000		7,740	(2)	08/09/10	(3)
Liberty Plaza	5.68%		43,000		2,442	(2)	06/01/17
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Chestnut Hill	8.45%		13,966		1,396		02/01/10
Mall at Rockingham	5.61%		260,000		17,931		03/10/17
Mall at Tuttle Crossing	5.05%		118,180		7,774		11/05/13
Mall of New Hampshire — 1	6.96%		94,588		8,345		10/01/08	(25)
Mall of New Hampshire — 2	8.53%		7,890		786		10/01/08
Marley Station	4.89%		114,400		5,595	(2)	07/01/12
Meadowood Mall	5.19	% (38)	182,000		9,442	(2)	11/01/09	(3)
Mesa Mall	5.79%		87,250		5,055	(2)	06/01/16
Miami International Mall	5.35%		95,904		6,533		10/01/13
Mills Senior Loan Facility	5.85	% (1)	773,000		45,221	(2)	06/07/12	(3)
Net Leases I	7.96%		26,326		2,096	(2)	10/10/10
Net Leases II	9.35%		21,049		1,968	(2)	01/10/23
Northpark Mall — Mills	6.55	% (37)	105,543	(35)	6,913	(2)	02/01/12	(3)
Northshore Mall	5.03%		207,850		13,566		03/11/14	(25)
Ontario Mills	6.75%		128,192		11,286		12/01/08
Ontario Mills II	8.01%		9,828		925		01/05/09
Opry Mills	6.16%		280,000		17,248	(2)	10/10/14
Potomac Mills	5.83%		410,000		23,901	(2)	07/11/17
Plaza at Buckland Hills, The	4.60%		24,800	(17)	1,142	(2)	07/01/15
Quaker Bridge Mall	7.03%		20,790		2,407		04/01/16
Ridgewood Court	4.60%		14,650	(17)	674	(2)	07/01/15
Rinku Premium Outlets	2.19%		36,998	(26)	4,935		11/25/14
Rushmore Mall	5.79%		94,000		5,446	(2)	06/01/16
Sano Premium Outlets	2.39%		34,755	(26)	7,094		05/31/16
Sawgrass Mills	5.82%		850,000		49,470	(2)	07/01/14
Shops at Riverside, The	5.40	% (1)	130,000		7,020	(2)	11/14/11	(3)
St. Johns Town Center	5.06%		170,000		8,602	(2)	03/11/15
St. John's Town Center Phase II	5.25	% (1)	64,000		3,360	(2)	02/12/10	(3)
St. Louis Mills	6.39%		90,000		5,751	(2)	01/08/12	(3)
Seminole Towne Center	5.25	% (22)	70,000		3,675	(2)	07/09/09	(3)
Shops at Sunset Place, The	5.35	% (21)	87,469		6,701		05/09/09	(3)
Smith Haven Mall	5.16%		180,000		9,283	(2)	03/01/16
Solomon Pond	3.97%		111,379		6,505		08/01/13
Source, The	6.65%		124,000		8,246	(2)	03/11/09
Southern Hills Mall	5.79%		101,500		5,881	(2)	06/01/16
Southdale Center	5.18%		186,550		9,671	(2)	04/01/10
SouthPark Residential	6.00	% (1)	41,141		2,468	(2)	12/31/10	(3)
Southridge Mall	5.23%		124,000		6,489	(2)	04/01/12
Springfield Mall	5.70	% (1)	76,500		4,361	(2)	12/01/10	(3)
Square One	6.73%		88,763		7,380		03/11/12
Stoneridge Shopping Center	4.69	% (38)	293,800		13,785	(2)	11/01/09

Surprise Grand Vista	10.61%		298,161		31,640	(2)	12/28/10
Toki Premium Outlets	1.45	% (12)	19,962	(26)	3,313		10/31/11
Tosu Premium Outlets	2.20%		20,379	(26)	2,024		01/31/14
University Storage	6.65	% (1)	5,288		352	(2)	07/31/09	(3)
Valley Mall	5.83%		46,602		3,357		06/01/16
Villabe A6 — Bel'Est	5.68	% (31)	12,917		734	(2)	08/31/11
Village Park Plaza	4.60%		29,850	(17)	1,374	(2)	07/01/15
West Town Corners	4.60%		18,800	(17)	865	(2)	07/01/15
West Town Mall	6.34%		210,000		13,309	(2)	12/01/17
Westchester, The	4.86%		500,000		24,300	(2)	06/01/10
Whitehall Mall	6.77%		12,663		1,282		11/01/08
Wilenska Station Shopping Center	6.08	% (31)	44,091		2,680	(2)	08/31/11

Total Joint Venture Secured Indebtedness at Face Amounts			$16,191,865
Unsecured Indebtedness:
Galleria Commerciali Italia—Facility C	4.93	% (1)	189,562	(28)	9,348	(2)	12/22/08
Trust Preferred Unsecured Securities	7.38%		100,000		7,375	(2)	03/30/09	(3)

Total Joint Venture Unsecured Indebtedness			289,562
Net Premium on Indebtedness			26,350
Net Discount on Indebtedness			(701)

Total Joint Venture Indebtedness			$16,507,076	(23)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 37.5 bps to 205 bps. LIBOR as of December 31, 2007 was 4.60%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Operating Partnership's option.

(4)
Loans secured by these eleven Properties are cross-collateralized and cross-defaulted.

(5)
Debt is denominated in Euros and bears interest at 3 month Euribor + 0.80%. Debt consists of a Euros 14.7 million tranche with Euros 13.6 million is drawn.

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

(11)
Simultaneous with the issuance of this loan, the Operating Partnership entered into a $70 million notional amount variable rate swap agreement which is designated as a hedge against this loan. As of December 31, 2007, after including the impacts of this swap, the terms of the loan are effectively $150 million fixed at 3.60% and $70 million variable rate at 4.60%.

(12)
Variable rate loans based on Yen LIBOR plus interest rate spreads ranging from 50 bps to 187.5 bps. Yen LIBOR as of December 31, 2007 was 0.7025%.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. This threshold was met and additional interest was paid in 2007.

(14)
Requires semi-annual payments of interest only.

(15)
$3,500,000 Credit Facility. As of December 31, 2007, the Credit Facility bears interest at LIBOR + 0.375% and provides for different pricing based upon the Operating Partnership's investment grade rating. As of December 31, 2007, $1.1 billion was available after outstanding borrowings and letter of credits.

(16)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory redemption on June 15, 2008.

(17)
Loans secured by these five Properties are cross-collateralized and cross-defaulted.

(18)
Debt is denominated in Euros and bears interest at 3 month Euribor + 1.05%. Debt consists of a Euros 258.5 million tranche of which Euros 243.7 million is drawn.

(19)
Our share of consolidated indebtedness was $16,933,771.

(20)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(21)
LIBOR + 0.750%, with LIBOR capped at 7.500%.

(22)
LIBOR + 0.650%, with LIBOR capped at 8.500%.

(23)
Our share of joint venture indebtedness was $6,568,403.

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

(26)
Amounts shown in US Dollar Equivalent. Yen equivalent 22,221.8 million

(27)
Debt is denominated in Euros and bears interest at 3 month Euribor + 1.15%. Debt consists of a Euros 255 million tranche which Euros 241.0 million is drawn.

(28)
Debt is denominated in Euros and bears interest at Euribor + 0.650%. Debt consists of a Euros 150 million tranche of which Euros 128.7 million is drawn.

(29)
LIBOR + 0.900%, with LIBOR capped at 8.250%.

(30)
LIBOR + 0.750%, with LIBOR capped at 8.250%.

(31)
Associated with these loans are interest rate swap agreements with a total combined Euro 199.3 million notional amount that effectively fixed these loans at a combined 4.75%.

(32)
Debt is denominated in Euros and bears interest at 3 month Euribor + 0.70%. Debt consists of a Euros 75 million tranche which Euros 74.8 million is drawn.

(33)
Debt is denominated in Euros and bears interest at 3 month Euribor + 0.80%. Debt consists of a Euros 30 million tranche which Euros 29.0 million is drawn.

(34)
Debt is denominated in Euros and bears interest at 3 month Euribor + 0.65%. Debt consists of a Euros 55 million tranche which Euros 28.0 million is drawn.

(35)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(36)
LIBOR + 0.560%, with LIBOR capped at 7.00%.

(37)
LIBOR + 1.950%, with LIBOR capped at 6.00%.

(38)
Associated with these loans are an interest rate swap agreement that effectively fixes the interest rate of the loans.

(39)
Debt is denominated in Chinese Yuan Renuinbi and bears interest at 95% of the People's Republic of China (PBOC) rate. Debt consists of a CNY 250 million tranche which CNY 200 million is drawn.

(40)
Debt is denominated in Chinese Yuan Renuinbi and bears interest at 95% of the People's Republic of China (PBOC) rate. Debt consists of a CNY 250 million tranche which CNY 120 million is drawn.

Mortgage and Other Debt on Portfolio Properties
As of December 31, 2007
(Dollars in thousands)

  Changes in Mortgages and Other Indebtedness

            The changes in mortgages and other indebtedness for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Balance, Beginning of Year	$15,394,489	$14,106,117	$14,586,393
Additions during period:
New Loan Originations	3,362,732	2,810,239	2,484,264
Loans assumed in acquisitions and consolidations	399,545	192,272	—
Net Premium/(Discount) and other	(1,669)	(5,031)	(11,328)
Deductions during period:
Loan Retirements	(1,862,145)	(1,619,148)	(2,764,438)
Loans Related to Deconsolidations	—	—	(100,022)
Amortization of Net (Premiums)/Discounts	(13,661)	(25,784)	(33,710)
Scheduled Principal Amortization	(60,617)	(64,176)	(55,042)

Balance, End of Year	$17,218,674	$15,394,489	$14,106,117

Item 3. Legal Proceedings

            In November of 2004, the Attorneys General of Massachusetts, New Hampshire and Connecticut filed complaints in their respective state courts against us and our affiliate, SPGGC, Inc., alleging that the sale of co-branded, bank-issued gift cards sold in certain of our properties violated gift certificate statutes and consumer protection laws in those states. We filed our own actions for declaratory relief in Federal district courts in each of the three states. We have also been named as a defendant in two other state court proceedings in New York which have been brought by private parties as purported class actions. They allege violation of state consumer protection and contract laws and seek a variety of remedies, including unspecified damages and injunctive relief.

            In 2006, we received a judgment in our favor in the Federal district court in New Hampshire. The First Circuit Court of Appeals affirmed that ruling on May 30, 2007, holding that the current gift card program is a banking product and state law regulation is preempted by federal banking laws. The First Circuit Court of Appeals did not, however, rule on the question of whether the gift card program as it existed prior to January 1, 2005, was similarly exempt from state regulation. In February 2007, we entered into a voluntary, no-fault settlement with the New Hampshire Attorney General relating to the gift card program in New Hampshire as it existed prior to January 1, 2005. The New Hampshire litigation was dismissed at that time.

            In October 2007, the Second Circuit Court of Appeals issued a ruling in the case brought by the Connecticut Attorney General holding that the Connecticut gift card statute could be applied to the gift card program as it existed prior to January 1, 2005, and could prohibit the charging of administrative fees but could not prohibit the use of expiration dates on gift cards.

            We believe we have viable defenses under both state and federal laws to the pending gift card actions in Massachusetts, Connecticut and New York. Although it is not possible to provide any assurance of the ultimate outcome of any of these pending actions, management does not believe they will have any material adverse affect on our financial position, results of operations or cash flow.

            We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Item 4. Submission of Matters to a Vote of Security Holders

            None.

Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            Our common stock trades on the New York Stock Exchange under the symbol "SPG". The quarterly price range on the NYSE for the shares and the distributions declared per share for each quarter in the last two fiscal years are shown below:

	High	Low	Close	Declared Dividends
2006
1st Quarter	$88.48	$76.21	$84.14	$0.76
2nd Quarter	84.88	76.14	82.94	0.76
3rd Quarter	92.35	81.19	90.62	0.76
4th Quarter	104.08	89.75	101.29	0.76
2007
1st Quarter	$123.96	$98.50	$111.25	$0.84
2nd Quarter	118.25	91.12	93.04	0.84
3rd Quarter	103.00	82.60	100.00	0.84
4th Quarter	109.00	85.49	86.86	0.84

            There is no established public trading market for Simon Property's Class B common stock or Class C common stock. Distributions per share of the Class B and Class C common stock are identical to the common stock.

  Holders

            The number of holders of record of common stock outstanding was 2,165 as of December 31, 2007. The Class B common stock is held entirely by a voting trust to which Melvin Simon, Herbert Simon, David Simon and certain of their affiliates are parties and is exchangeable on a one-for-one basis into shares of common stock, and the Class C common stock is held entirely by NID Corporation, the successor corporation of Edward J. DeBartolo Corporation, and is also exchangeable on a one-for-one basis into shares of common stock.

  Dividends

            We are required to pay a minimum level of dividends to maintain our status as a REIT. Our dividends and distributions of the Operating Partnership typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future dividends and the distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT. We paid a common stock dividend of $0.84 per share in the fourth quarter of 2007.

            We offer an Automatic Dividend Reinvestment Plan that allows stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

  Unregistered Sales of Equity Securities

            During the fourth quarter of 2007, we sold 6,000,000 shares of Series L Variable Rate Redeemable Preferred Stock to a single institutional investor for $150.0 million. We used the proceeds to fund the redemption of the Series G Cumulative Redeemable Preferred Stock. The Series L preferred stock was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption contained in Section 4(2) regarding private transactions. We redeemed the series L preferred stock in the fourth quarter of 2007 for a price equal to its liquidation value plus accrued dividends.

  Issuances Under Equity Compensation Plans

            For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this report.

  Issuer Purchases of Equity Securities

            On July 26, 2007, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock over the next twenty-four months as market conditions warrant. We may repurchase shares in the open market or in privately negotiated transactions. As of December 31, 2007, the program had remaining availability of approximately $950.7 million. There were no purchases under this program during the fourth quarter of 2007.

Item 6. Selected Financial Data

            The information required by this item is incorporated herein by reference to the Selected Financial Data section of the 2007 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of Simon Property's 2007 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of Simon Property's 2007 Annual Report to Stockholders under the caption "Liquidity and Capital Resources — Market Risk," filed as Exhibit 13.1 to this Form 10-K.

Item 8. Financial Statements and Supplementary Data

            Reference is made to the Index to Financial Statements contained in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A. Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

            Management's Report on Internal Control over Financial Reporting.    Our management's report on internal control over financial reporting is set forth in our 2008 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K and is incorporated herein by reference.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

            None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A and the information included under the caption "Executive Officers of the Registrants" in Part I hereof.

Item 11. Executive Compensation

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions and Director Independence

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)
Consolidated Financial Statements

            Simon Property Group, Inc. and Subsidiaries' consolidated financial statements and independent registered public accounting firm's reports are included in our 2007 Annual Report to Stockholders, filed as Exhibit 13.1 to this Form 10-K and are incorporated herein by reference.

		Page No.
(2)	Financial Statement Schedule
	Simon Property Group, Inc. and Subsidiaries Schedule III — Schedule of Real Estate and Accumulated Depreciation	58
	Notes to Schedule III	65
(3)	Exhibits
	The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	56

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
By	/s/ DAVID SIMON David Simon Chairman of the Board of Directors and Chief Executive Officer

February 26, 2008

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2008
/s/ HERBERT SIMON Herbert Simon	Co-Chairman Emeritus	February 26, 2008
/s/ MELVIN SIMON Melvin Simon	Co-Chairman Emeritus	February 26, 2008
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer and Director	February 26, 2008
/s/ BIRCH BAYH Birch Bayh	Director	February 26, 2008
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	February 26, 2008
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	February 26, 2008
/s/ PIETER S. VAN DEN BERG Pieter S. van den Berg	Director	February 26, 2008

/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	February 26, 2008
/s/ FREDRICK W. PETRI Fredrick W. Petri	Director	February 26, 2008
/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	February 26, 2008
/s/ KAREN N. HORN Karen N. Horn	Director	February 26, 2008
/s/ M. DENISE DEBARTOLO YORK M. Denise DeBartolo York	Director	February 26, 2008
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2008
/s/ JOHN DAHL John Dahl	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2008

Exhibits
2	Agreement and Plan of Merger, dated as February 12, 2007, by and among SPG-FCM Ventures, LLC, SPG-FCM Acquisitions, Inc., SPG-FCM Acquisitions, L.P., The Mills Corporation, and The Mills Limited Partnership (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed February 23, 2007).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Registrant on October 9, 1998).
3.2	Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed October 16, 2007).
3.3	Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q filed on November 15, 1999).
3.3a	Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1a of the Registrant's Form 10-Q filed on November 15, 1999).
3.4	Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-Q filed on November 15, 1999).
3.4a	Certificate of Correction Filed to Correct Certain Errors in Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2a of the Registrant's Form 10-Q filed on November 15, 1999).
3.6	Certificate of Powers, Designations, Preferences and Rights of the 7.89% Series G Cumulative Step-Up Premium Rate Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed by the Registrant on May 9, 2001 (Reg. No. 333-60526)).
3.7	Certificate of Powers, Designations, Preferences and Rights of the 6% Series I Convertible Perpetual Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed October 20, 2004).
3.8	Certificate of Powers, Designations, Preferences and Rights of the 8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed October 20, 2004).
3.9	Certificate of Powers, Designations, Preferences and rights of the Series L Variable Rate Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 2, 2007).
9.1	Second Amended and Restated Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between Melvin Simon & Associates, Inc., on the one hand and Melvin Simon, Herbert Simon, and David Simon on the other hand (incorporated by reference to Exhibit 9.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2004).
9.2	Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between David Simon, Melvin Simon and Herbert Simon (incorporated by reference to Exhibit 9.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2004).
10.1	Credit Agreement, dated as of October 12, 2004, among Simon Property Group, L.P., the Lenders named therein, and the Co-Agents named therein (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2004).
10.2	$3,500,000,000 Credit Agreement, dated as of December 15, 2005, among Simon Property Group, L.P., the Institutions named therein as Lenders and the Institutions named therein as Co-Agents (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed on December 20, 2005).
10.3	Amendment to Credit Agreement among Simon Property Group, L.P., the Institutions named therein as Lenders and the Institutions named therein as Co-Agents, dated October 4, 2007.
10.4	Form of the Indemnity Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.7 of the Form S-4 filed by the Registrant on August 13, 1998 (Reg. No. 333-61399)).
10.5	Registration Rights Agreement, dated as of September 24, 1998, by and among the Registrant and the persons named therein. (incorporated by reference to Exhibit 4.4 of the Form 8-K filed by the Registrant on October 9, 1998).
10.6	Registration Rights Agreement, dated as of August 27, 1999 by and among the Registrant and the persons named therein (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed March 24, 2004 (Reg. No. 333-113884)).
10.7	Registration Rights Agreement, dated as of November 14, 1997, by and between O'Connor Retail Partners, L.P. and Simon DeBartolo Group, Inc. (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 filed December 7, 2001 (Reg. No. 333-74722)).
10.8*	Simon Property Group, L.P. 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 5, 2006).
10.9*	Form of Nonqualified Stock Option Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the 2004 Form 10-K filed by the Registrant).

10.10*	Form of Performance-Based Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.9number of the 2006 Form 10-K filed by the Registrant).
10.11*	Form of Non-Employee Director Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to this same Exhibit 10.10 of the 2004 Form 10-K filed by the Registrant).
10.12*	Employment Agreement among Richard S. Sokolov, the Registrant, and Simon Property Group Administrative Services Partnership, L.P. dated January 1, 2007.
10.13*	Description of Director and Executive Compensation Agreements.
10.14	Credit and Guaranty Agreement, dated as of February 16, 2007, by and among The Mills Limited Partnership, as Borrower, The Mills Corporation, as Parent, certain of its subsidiaries, as Guarantors, the lenders party thereto, and Simon Property Group, L.P., as Adminstrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrants Current Report of Form 8-K filed on February 23, 2007).
10.15	Voting Agreement dated as of June 20, 2004 among the Registrant, Simon Property Group, L.P., and certain holders of shares of common stock of Chelsea Property Group, Inc. and/or common units of CPG Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed June 22, 2004).
12.1	Statement regarding computation of ratios.
13.1	Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements of the Registrant as contained in the Registrant's 2006 Annual Report to Stockholders.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Anderson Mall, Anderson, SC	$28,206	$1,712	$15,227	$1,363	$16,055	$3,075	$31,282	$34,357	$11,989	1972
Arsenal Mall, Watertown, MA	32,041	15,505	47,680	—	7,364	15,505	55,044	70,549	12,162	1999 (Note 4)
Bangor Mall, Bangor, ME	80,000	5,478	59,740	—	7,495	5,478	67,235	72,713	13,692	2004 (Note 5)
Barton Creek Square, Austin, TX	—	2,903	20,929	7,983	59,311	10,886	80,240	91,126	33,572	1981
Battlefield Mall, Springfield, MO	96,217	3,919	27,231	3,225	61,158	7,144	88,389	95,533	40,208	1970
Bay Park Square, Green Bay, WI	—	6,358	25,623	4,133	24,105	10,491	49,728	60,219	17,400	1980
Bowie Town Center, Bowie, MD	—	2,710	65,044	235	5,049	2,945	70,093	73,038	17,856	2001
Boynton Beach Mall, Boynton Beach, FL	—	22,240	78,804	4,666	24,444	26,906	103,248	130,154	29,795	1985
Brea Mall, Brea, CA	—	39,500	209,202	—	22,018	39,500	231,220	270,720	61,250	1998 (Note 4)
Broadway Square, Tyler, TX	—	11,470	32,431	—	16,004	11,470	48,435	59,905	17,359	1994 (Note 4)
Brunswick Square, East Brunswick, NJ	84,581	8,436	55,838	—	26,108	8,436	81,946	90,382	28,174	1973
Burlington Mall, Burlington, MA	—	46,600	303,618	19,600	72,156	66,200	375,774	441,974	84,695	1998 (Note 4)
Castleton Square, Indianapolis, IN	—	26,250	98,287	7,434	65,375	33,684	163,662	197,346	44,713	1972
Century III Mall, West Mifflin, PA	83,261	17,380	102,364	10	8,089	17,390	110,453	127,843	55,625	1979
Charlottesville Fashion Square, Charlottesville, VA	—	—	54,738	—	13,038	—	67,776	67,776	20,590	1997 (Note 4)
Chautauqua Mall, Lakewood, NY	—	3,257	9,641	—	16,211	3,257	25,852	29,109	9,987	1971
Chesapeake Square, Chesapeake, VA	71,771	11,534	70,461	—	7,286	11,534	77,747	89,281	31,720	1989
Cielo Vista Mall, El Paso, TX	—	1,005	15,262	608	42,336	1,613	57,598	59,211	27,745	1974
College Mall, Bloomington, IN	41,445	1,003	16,245	720	41,553	1,723	57,798	59,521	22,713	1965
Columbia Center, Kennewick, WA	—	17,441	66,580	—	20,271	17,441	86,851	104,292	25,290	1987
Copley Place, Boston, MA	191,000	—	378,045	—	63,682	—	441,727	441,727	66,948	2002 (Note 4)
Coral Square, Coral Springs, FL	84,489	13,556	93,630	—	3,967	13,556	97,597	111,153	40,184	1984
Cordova Mall, Pensacola, FL	—	18,626	73,091	7,321	30,317	25,947	103,408	129,355	25,640	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	—	10,122	69,958	—	2,656	10,122	72,614	82,736	28,290	1996
Crossroads Mall, Omaha, NE	41,816	639	30,658	409	35,628	1,048	66,286	67,334	24,538	1994 (Note 4)
Crystal River Mall, Crystal River, FL	15,135	5,393	20,241	—	4,810	5,393	25,051	30,444	8,193	1990
DeSoto Square, Bradenton, FL	64,153	9,011	52,675	—	8,555	9,011	61,230	70,241	20,810	1973
Domain, The, Austin, TX	—	39,503	183,630	—	—	39,503	183,630	223,133	6,573	2005
Edison Mall, Fort Myers, FL	—	11,529	107,350	—	27,416	11,529	134,766	146,295	35,682	1997 (Note 4)
Fashion Mall at Keystone, Indianapolis, IN	—	—	120,579	—	40,139	—	160,718	160,718	43,632	1997 (Note 4)
Firewheel Town Center, Garland, TX	—	8,636	82,627	—	23,042	8,636	105,669	114,305	10,058	2004
Forest Mall, Fond Du Lac, WI	16,746	721	4,491	—	8,790	721	13,281	14,002	6,648	1973
Forum Shops at Caesars, The, Las Vegas, NV	533,470	—	276,378	—	198,757	—	475,135	475,135	92,336	1992

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Great Lakes Mall, Mentor, OH	—	12,302	100,362	—	10,384	12,302	110,746	123,048	37,583	1961
Greenwood Park Mall, Greenwood, IN	80,130	2,423	23,445	5,275	111,180	7,698	134,625	142,323	39,570	1979
Gulf View Square, Port Richey, FL	—	13,690	39,991	2,023	18,939	15,713	58,930	74,643	20,090	1980
Gwinnett Place, Duluth, GA	115,000	20,222	141,191	—	549	20,222	141,740	161,962	32,626	1998 (Note 5)
Haywood Mall, Greenville, SC	—	11,585	133,893	6	18,608	11,591	152,501	164,092	51,130	1998 (Note 4)
Independence Center, Independence, MO	200,000	5,042	45,798	—	30,746	5,042	76,544	81,586	27,642	1994 (Note 4)
Ingram Park Mall, San Antonio, TX	78,372	733	17,163	73	18,447	806	35,610	36,416	18,668	1979
Irving Mall, Irving, TX	—	6,737	17,479	2,533	37,362	9,270	54,841	64,111	29,393	1971
Jefferson Valley Mall, Yorktown Heights, NY	—	4,868	30,304	—	23,716	4,868	54,020	58,888	23,792	1983
Knoxville Center, Knoxville, TN	59,348	5,006	21,617	3,712	34,529	8,718	56,146	64,864	24,976	1984
La Plaza Mall, McAllen, TX	—	1,375	9,828	6,569	36,392	7,944	46,220	54,164	18,843	1976
Laguna Hills Mall, Laguna Hills, CA	—	27,928	55,446	—	11,628	27,928	67,074	95,002	19,798	1997 (Note 4)
Lakeline Mall, Austin, TX	—	10,088	81,568	14	8,292	10,102	89,860	99,962	30,983	1995
Lenox Square, Atlanta, GA	—	38,213	492,411	—	56,412	38,213	548,823	587,036	137,573	1998 (Note 4)
Lima Mall, Lima, OH	—	7,662	35,338	—	9,285	7,662	44,623	52,285	17,202	1965
Lincolnwood Town Center, Lincolnwood, IL	—	7,907	63,480	28	6,987	7,935	70,467	78,402	32,492	1990
Livingston Mall, Livingston, NJ	—	30,200	105,250	—	23,726	30,200	128,976	159,176	32,685	1998 (Note 4)
Longview Mall, Longview, TX	31,338	259	3,567	124	7,980	383	11,547	11,930	5,323	1978
Mall of Georgia, Mill Creek, GA	188,621	47,492	326,633	—	2,604	47,492	329,237	376,729	49,416	1999 (Note 5)
Maplewood Mall, Minneapolis, MN	—	17,119	80,758	—	11,377	17,119	92,135	109,254	18,231	2002 (Note 4)
Markland Mall, Kokomo, IN	22,172	—	7,568	—	7,871	—	15,439	15,439	8,053	1968
McCain Mall, N. Little Rock, AR	—	—	9,515	—	11,633	—	21,148	21,148	14,899	1973
Melbourne Square, Melbourne, FL	—	15,762	55,891	4,160	25,376	19,922	81,267	101,189	23,049	1982
Menlo Park Mall, Edison, NJ	—	65,684	223,252	—	31,678	65,684	254,930	320,614	75,620	1997 (Note 4)
Midland Park Mall, Midland, TX	32,369	687	9,213	—	11,681	687	20,894	21,581	11,584	1980
Miller Hill Mall, Duluth, MN	—	2,537	18,092	—	24,797	2,537	42,889	45,426	24,265	1973
Montgomery Mall, Montgomeryville, PA	91,018	27,105	86,915	—	17,675	27,105	104,590	131,695	19,713	2004 (Note 5)
Muncie Mall, Muncie, IN	7,518	172	5,776	52	27,255	224	33,031	33,255	14,479	1970
Nanuet Mall, Nanuet, NY	—	27,310	162,993	—	3,093	27,310	166,086	193,396	73,597	1998 (Note 4)
North East Mall, Hurst, TX	—	128	12,966	19,010	148,871	19,138	161,837	180,975	53,110	1971
Northfield Square Mall, Bourbonnais, IL	29,742	362	53,396	—	1,015	362	54,411	54,773	28,934	2004 (Note 5)
Northgate Mall, Seattle, WA	—	24,392	115,992	—	90,176	24,392	206,168	230,560	43,725	1987
Northlake Mall, Atlanta, GA	68,466	33,400	98,035	—	4,146	33,400	102,181	135,581	39,763	1998 (Note 4)
Northwoods Mall, Peoria, IL	—	1,185	12,779	2,451	36,223	3,636	49,002	52,638	25,609	1983
Oak Court Mall, Memphis, TN	—	15,673	57,304	—	8,740	15,673	66,044	81,717	20,180	1997 (Note 4)
Ocean County Mall, Toms River, NJ	—	20,404	124,945	—	22,375	20,404	147,320	167,724	37,670	1998 (Note 4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Orange Park Mall, Orange Park, FL	—	12,998	65,121	—	37,497	12,998	102,618	115,616	34,195	1994 (Note 4)
Orland Square, Orland Park, IL	—	35,514	129,906	—	20,444	35,514	150,350	185,864	45,341	1997 (Note 4)
Oxford Valley Mall, Langhorne, PA	77,451	24,544	100,287	—	4,514	24,544	104,801	129,345	40,214	2003 (Note 4)
Paddock Mall, Ocala, FL	—	11,198	39,727	—	9,819	11,198	49,546	60,744	15,085	1980
Palm Beach Mall, West Palm Beach, FL	51,781	11,962	112,437	—	36,378	11,962	148,815	160,777	73,921	1967
Penn Square Mall, Oklahoma City, OK	67,079	2,043	155,958	—	27,562	2,043	183,520	185,563	45,100	2002 (Note 4)
Pheasant Lane Mall, Nashua, NH	—	3,902	155,068	550	12,940	4,452	168,008	172,460	43,225	2004 (Note 5)
Phipps Plaza, Atlanta, GA	—	19,200	210,610	—	20,238	19,200	230,848	250,048	61,783	1998 (Note 4)
Plaza Carolina, Carolina, PR	242,548	15,493	279,560	—	5,027	15,493	284,587	300,080	35,177	2004 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	51,517	5,471	58,570	—	15,153	5,471	73,723	79,194	25,667	1989
Prien Lake Mall, Lake Charles, LA	—	1,842	2,813	3,091	38,012	4,933	40,825	45,758	16,581	1972
Raleigh Springs Mall, Memphis, TN	—	9,137	28,604	—	12,983	9,137	41,587	50,724	29,294	1971
Richmond Town Square, Richmond Heights, OH	45,466	2,600	12,112	—	61,013	2,600	73,125	75,725	33,480	1966
River Oaks Center, Calumet City, IL	—	30,884	101,224	—	10,460	30,884	111,684	142,568	32,388	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	—	44,116	212,257	27	21,162	44,143	233,419	277,562	59,870	1998 (Note 4)
Rolling Oaks Mall, San Antonio, TX	—	1,929	38,609	—	14,995	1,929	53,604	55,533	23,981	1988
Roosevelt Field, Garden City, NY	—	164,058	702,008	2,117	37,986	166,175	739,994	906,169	192,013	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	—	23,541	90,203	—	49,793	23,541	139,996	163,537	47,019	1986
Santa Rosa Plaza, Santa Rosa, CA	—	10,400	87,864	—	9,679	10,400	97,543	107,943	26,254	1998 (Note 4)
Shops at Mission Viejo, The, Mission Viejo, CA	—	9,139	54,445	7,491	145,094	16,630	199,539	216,169	66,893	1979
South Hills Village, Pittsburgh, PA	—	23,445	125,840	—	15,415	23,445	141,255	164,700	40,875	1997 (Note 4)
South Shore Plaza, Braintree, MA	—	101,200	301,495	—	43,169	101,200	344,664	445,864	84,343	1998 (Note 4)
Southern Park Mall, Boardman, OH	—	16,982	77,767	97	22,785	17,079	100,552	117,631	35,154	1970
SouthPark, Charlotte, NC	—	32,141	188,004	100	163,731	32,241	351,735	383,976	61,481	2002 (Note 4)
St Charles Towne Center, Waldorf, MD	—	7,710	52,934	1,180	27,269	8,890	80,203	89,093	33,572	1990
Stanford Shopping Center, Palo Alto, CA	220,000	—	339,537	—	4,167	—	343,704	343,704	50,095	2003 (Note 4)
Summit Mall, Akron, OH	65,000	15,374	51,137	—	31,896	15,374	83,033	98,407	24,337	1965
Sunland Park Mall, El Paso, TX	34,558	2,896	28,900	—	6,753	2,896	35,653	38,549	18,663	1988
Tacoma Mall, Tacoma, WA	124,796	37,803	125,826	—	47,096	37,803	172,922	210,725	50,032	1987
Tippecanoe Mall, Lafayette, IN	—	2,897	8,439	5,517	44,645	8,414	53,084	61,498	30,386	1973
Town Center at Aurora, Aurora, CO	—	9,959	56,766	6	55,602	9,965	112,368	122,333	29,303	1998 (Note 4)
Town Center at Boca Raton, Boca Raton, FL	—	64,200	307,279	—	140,034	64,200	447,313	511,513	105,534	1998 (Note 4)
Town Center at Cobb, Kennesaw, GA	280,000	31,759	158,225	—	1,723	31,759	159,948	191,707	36,012	1998 (Note 5)
Towne East Square, Wichita, KS	64,557	8,525	18,479	1,429	32,130	9,954	50,609	60,563	27,343	1975

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Towne West Square, Wichita, KS	51,302	972	21,203	61	11,662	1,033	32,865	33,898	16,669	1980
Treasure Coast Square, Jensen Beach, FL	—	11,124	72,990	3,067	29,027	14,191	102,017	116,208	32,179	1987
Tyrone Square, St. Petersburg, FL	—	15,638	120,962	—	27,798	15,638	148,760	164,398	46,698	1972
University Mall, Pensacola, FL	100,000	4,256	26,657	—	3,615	4,256	30,272	34,528	12,311	1994
University Park Mall, Mishawaka, IN	—	16,768	112,158	7,000	26,344	23,768	138,502	162,270	70,367	1996 (Note 4)
Upper Valley Mall, Springfield, OH	47,904	8,421	38,745	—	8,261	8,421	47,006	55,427	14,779	1979
Valle Vista Mall, Harlingen, TX	40,000	1,398	17,159	372	14,336	1,770	31,495	33,265	15,779	1983
Virginia Center Commons, Glen Allen, VA	—	9,764	50,547	4,149	8,848	13,913	59,395	73,308	22,355	1991
Walt Whitman Mall, Huntington Station, NY	—	51,700	111,258	3,789	42,209	55,489	153,467	208,956	51,210	1998 (Note 4)
Washington Square, Indianapolis, IN	30,552	16,800	36,495	462	27,556	17,262	64,051	81,313	31,016	1974
West Ridge Mall, Topeka, KS	68,711	5,453	34,132	1,168	14,684	6,621	48,816	55,437	20,793	1988
Westminster Mall, Westminster, CA	—	43,464	84,709	—	20,121	43,464	104,830	148,294	28,079	1998 (Note 4)
White Oaks Mall, Springfield, IL	50,000	3,024	35,692	2,241	34,289	5,265	69,981	75,246	25,696	1977
Wolfchase Galleria, Memphis, TN	225,000	15,881	128,276	—	9,365	15,881	137,641	153,522	40,818	2002 (Note 4)
Woodland Hills Mall, Tulsa, OK	80,144	34,211	187,123	—	10,718	34,211	197,841	232,052	41,142	2004 (Note 5)
Premium Outlet Centers
Albertville Premium Outlets, Albertville, MN	—	3,900	97,059	—	2,659	3,900	99,718	103,618	15,882	2004 (Note 4)
Allen Premium Outlets, Allen, TX	—	13,855	43,687	97	22,224	13,952	65,911	79,863	10,089	2004 (Note 4)
Aurora Farms Premium Outlets, Aurora, OH	—	2,370	24,326	—	1,920	2,370	26,246	28,616	8,944	2004 (Note 4)
Camarillo Premium Outlets, Camarillo, CA	—	16,670	224,721	—	7,510	16,670	232,231	248,901	28,939	2004 (Note 4)
Carlsbad Premium Outlets, Carlsbad, CA	—	12,890	184,990	96	914	12,986	185,904	198,890	24,653	2004 (Note 4)
Carolina Premium Outlets, Smithfield, NC	19,973	3,170	59,863	—	1,330	3,170	61,193	64,363	12,171	2004 (Note 4)
Chicago Premium Outlets, Aurora, IL	—	659	118,005	6,448	13,337	7,107	131,342	138,449	19,323	2004 (Note 4)
Clinton Crossings Premium Outlets, Clinton, CT	—	2,060	107,557	32	989	2,092	108,546	110,638	15,844	2004 (Note 4)
Columbia Gorge Premium Outlets, Troutdale, OR	—	7,900	16,492	—	745	7,900	17,237	25,137	5,299	2004 (Note 4)
Desert Hills Premium Outlets, Cabazon, CA	—	3,440	338,679	—	1,135	3,440	339,814	343,254	37,252	2004 (Note 4)
Edinburgh Premium Outlets, Edinburgh, IN	—	2,857	47,309	—	10,673	2,857	57,982	60,839	10,854	2004 (Note 4)
Folsom Premium Outlets, Folsom, CA	—	9,060	50,281	—	1,698	9,060	51,979	61,039	10,894	2004 (Note 4)
Gilroy Premium Outlets, Gilroy, CA	62,423	9,630	194,122	—	3,416	9,630	197,538	207,168	28,938	2004 (Note 4)
Jackson Premium Outlets, Jackson, NJ	—	6,413	104,013	3	2,399	6,416	106,412	112,828	12,308	2004 (Note 4)
Johnson Creek Premium Outlets, Johnson Creek, WI	—	2,800	39,546	—	2,930	2,800	42,476	45,276	5,282	2004 (Note 4)
Kittery Premium Outlets, Kittery, ME	10,334	11,832	94,994	—	4,079	11,832	99,073	110,905	8,938	2004 (Note 4)
Las Americas Premium Outlets, San Diego, CA	180,000	45,168	251,634	—	1,037	45,168	252,671	297,839	2,556	2007 (Note 4)
Las Vegas Outlet Center, Las Vegas, NV	—	13,085	160,777	—	3,401	13,085	164,178	177,263	15,846	2004 (Note 4)
Las Vegas Premium Outlets, Las Vegas, NV	—	25,435	134,973	—	53,834	25,435	188,807	214,242	20,025	2004 (Note 4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Leesburg Corner Premium Outlets, Leesburg, VA	—	7,190	162,023	—	2,337	7,190	164,360	171,550	25,328	2004 (Note 4)
Liberty Village Premium Outlets, Flemington, NJ	—	5,670	28,904	—	1,202	5,670	30,106	35,776	7,530	2004 (Note 4)
Lighthouse Place Premium Outlets, Michigan City, IN	43,073	6,630	94,138	—	3,459	6,630	97,597	104,227	19,347	2004 (Note 4)
Napa Premium Outlets, Napa, CA	—	11,400	45,023	—	1,069	11,400	46,092	57,492	7,188	2004 (Note 4)
North Georgia Premium Outlets, Dawsonville, GA	—	4,300	132,325	—	1,128	4,300	133,453	137,753	20,314	2004 (Note 4)
Orlando Premium Outlets, Orlando, FL	—	14,040	304,410	15,855	23,280	29,895	327,690	357,585	32,558	2004 (Note 4)
Osage Beach Premium Outlets, Osage Beach, MO	—	9,460	85,804	3	2,197	9,463	88,001	97,464	15,360	2004 (Note 4)
Petaluma Village Premium Outlets, Petaluma, CA	—	13,322	14,067	—	2,157	13,322	16,224	29,546	4,298	2004 (Note 4)
Philadelphia Premium Outlets, Limerick, PA	—	16,676	105,249	—	—	16,676	105,249	121,925	635	2006
Rio Grande Valley Premium Outlets, Mercedes, TX	—	12,693	41,547	1	19,133	12,694	60,680	73,374	2,842	2005
Round Rock Premium Outlets, Round Rock, TX	—	22,911	82,252	—	5,245	22,911	87,497	110,408	6,005	2005
Seattle Premium Outlets, Seattle, WA	—	13,557	103,722	12	2,876	13,569	106,598	120,167	11,634	2004 (Note 4)
St. Augustine Premium Outlets, St. Augustine, FL	—	6,090	57,670	2	5,041	6,092	62,711	68,803	11,185	2004 (Note 4)
The Crossings Premium Outlets, Tannersville, PA	55,385	7,720	172,931	—	7,795	7,720	180,726	188,446	22,242	2004 (Note 4)
Vacaville Premium Outlets, Vacaville, CA	—	9,420	84,856	—	2,892	9,420	87,748	97,168	17,234	2004 (Note 4)
Waikele Premium Outlets, Waipahu, HI	—	22,630	77,316	—	922	22,630	78,238	100,868	12,183	2004 (Note 4)
Waterloo Premium Outlets, Waterloo, NY	34,692	3,230	75,277	—	5,042	3,230	80,319	83,549	14,669	2004 (Note 4)
Woodbury Common Premium Outlets, Central Valley, NY	—	11,110	862,557	1,658	1,735	12,768	864,292	877,060	96,410	2004 (Note 4)
Wrentham Village Premium Outlets, Wrentham, MA	—	4,900	282,031	—	2,256	4,900	284,287	289,187	37,847	2004 (Note 4)
Community/Lifestyle Centers
Arboretum at Great Hills, Austin, TX	—	7,640	36,774	71	8,642	7,711	45,416	53,127	12,143	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	27,080	8,748	26,184	—	9,481	8,748	35,665	44,413	14,579	1987
Brightwood Plaza, Indianapolis, IN	—	65	128	—	337	65	465	530	294	1965
Charles Towne Square, Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	5,529	1976
Chesapeake Center, Chesapeake, VA	—	5,352	12,279	—	556	5,352	12,835	18,187	4,162	1989

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Countryside Plaza, Countryside, IL	—	332	8,507	2,554	8,546	2,886	17,053	19,939	6,338	1977
Dare Centre, Kill Devil Hills, NC	1,663	—	5,702	—	204	—	5,906	5,906	573	2004 (Note 4)
DeKalb Plaza, King of Prussia, PA	3,189	1,955	3,405	—	1,062	1,955	4,467	6,422	1,323	2003 (Note 4)
Eastland Plaza, Tulsa, OK	—	651	3,680	—	85	651	3,765	4,416	2,809	1986
Forest Plaza, Rockford, IL	14,853	4,132	16,818	453	2,940	4,585	19,758	24,343	7,794	1985
Gateway Shopping Centers, Austin, TX	87,000	24,549	81,437	—	7,084	24,549	88,521	113,070	13,927	2004 (Note 4)
Great Lakes Plaza, Mentor, OH	—	1,028	2,025	—	3,668	1,028	5,693	6,721	2,609	1976
Greenwood Plus, Greenwood, IN	—	1,131	1,792	—	3,773	1,131	5,565	6,696	2,493	1979
Henderson Square, King of Prussia, PA	14,846	4,223	15,124	—	147	4,223	15,271	19,494	2,283	2003 (Note 4)
Highland Lakes Center, Orlando, FL	15,436	7,138	25,284	—	1,450	7,138	26,734	33,872	11,021	1991
Ingram Plaza, San Antonio, TX	—	421	1,802	4	59	425	1,861	2,286	1,131	1980
Keystone Shoppes, Indianapolis, IN	—	—	4,232	—	968	—	5,200	5,200	1,547	1997 (Note 4)
Knoxville Commons, Knoxville, TN	—	3,731	5,345	—	1,738	3,731	7,083	10,814	4,361	1987
Lake Plaza, Waukegan, IL	—	2,487	6,420	—	1,059	2,487	7,479	9,966	3,051	1986
Lake View Plaza, Orland Park, IL	19,744	4,702	17,543	—	12,450	4,702	29,993	34,695	11,055	1986
Lakeline Plaza, Austin, TX	21,647	5,822	30,875	—	7,399	5,822	38,274	44,096	12,552	1998
Lima Center, Lima, OH	—	1,808	5,151	—	6,788	1,808	11,939	13,747	3,636	1978
Lincoln Crossing, O'Fallon, IL	2,988	674	2,192	—	598	674	2,790	3,464	1,072	1990
Lincoln Plaza, King of Prussia, PA	—	—	21,299	—	1,827	—	23,126	23,126	7,333	2003 (Note 4)
MacGregor Village, Cary, NC	6,689	502	8,897	—	192	502	9,089	9,591	899	2004 (Note 4)
Mall of Georgia Crossing, Mill Creek, GA	—	9,506	32,892	—	111	9,506	33,003	42,509	9,374	2004 (Note 5)
Markland Plaza, Kokomo, IN	—	206	738	—	6,205	206	6,943	7,149	2,156	1974
Martinsville Plaza, Martinsville, VA	—	—	584	—	328	—	912	912	699	1967
Matteson Plaza, Matteson, IL	8,695	1,771	9,737	—	2,534	1,771	12,271	14,042	5,624	1988
Muncie Plaza, Muncie, IN	—	267	10,509	87	1,313	354	11,822	12,176	3,559	1998
New Castle Plaza, New Castle, IN	—	128	1,621	—	1,435	128	3,056	3,184	1,776	1966
North Ridge Plaza, Joliet, IL	8,169	2,831	7,699	—	3,172	2,831	10,871	13,702	4,009	1985
North Ridge Shopping Center, Raleigh, NC	—	385	12,838	—	407	385	13,245	13,630	1,340	2004 (Note 4)
Northwood Plaza, Fort Wayne, IN	—	148	1,414	—	1,406	148	2,820	2,968	1,632	1974
Palms Crossing, McAllen, TX	—	14,282	45,925	—	—	14,282	45,925	60,207	364	2006
Park Plaza, Hopkinsville, KY	—	300	1,572	—	225	300	1,797	2,097	1,668	1968
Regency Plaza, St. Charles, MO	4,075	616	4,963	—	569	616	5,532	6,148	2,109	1988
Rockaway Convenience Center, Rockaway, NJ	—	5,149	26,435	—	6,525	5,149	32,960	38,109	6,184	1998 (Note 4)
Rockaway Town Plaza, Rockaway, NJ	—	—	15,295	—	1,695	—	16,990	16,990	1,576	2004
Shops at Arbor Walk, Austin, TX	—	930	42,546	—	5,253	930	47,799	48,729	1,739	2005

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Shops at North East Mall, The, Hurst, TX	—	12,541	28,177	402	4,806	12,943	32,983	45,926	12,254	1999
St. Charles Towne Plaza, Waldorf, MD	26,083	8,377	18,993	—	2,835	8,377	21,828	30,205	9,061	1987
Teal Plaza, Lafayette, IN	—	99	878	—	2,986	99	3,864	3,963	1,907	1962
Terrace at the Florida Mall, Orlando, FL	—	2,150	7,623	—	5,161	2,150	12,784	14,934	3,422	1989
Tippecanoe Plaza, Lafayette, IN	—	—	745	234	5,012	234	5,757	5,991	2,851	1974
University Center, Mishawaka, IN	—	3,071	7,413	—	3,174	3,071	10,587	13,658	5,713	1980
Washington Plaza, Indianapolis, IN	—	941	1,697	—	398	941	2,095	3,036	2,522	1976
Waterford Lakes Town Center, Orlando, FL	—	8,679	72,836	—	13,246	8,679	86,082	94,761	27,447	1999
West Ridge Plaza, Topeka, KS	5,254	1,376	4,560	—	1,695	1,376	6,255	7,631	2,644	1988
White Oaks Plaza, Springfield, IL	16,031	3,169	14,267	—	1,166	3,169	15,433	18,602	6,083	1986
Wolf Ranch, Georgetown, TX	—	22,118	51,509	—	2,078	22,118	53,587	75,705	5,094	2004
Other Properties
Crossville Outlet Center, Crossville, TN	—	263	4,380	—	204	263	4,584	4,847	527	2004 (Note 4)
Factory Merchants Branson, Branson, MO	—	1,383	19,637	1	736	1,384	20,373	21,757	1,750	2004 (Note 4)
Factory Shoppes at Branson Meadows, Branson, MO	9,289	—	5,206	—	131	—	5,337	5,337	531	2004 (Note 4)
Factory Stores of America — Boaz, AL	2,717	—	924	—	1	—	925	925	79	2004 (Note 4)
Factory Stores of America — Georgetown, KY	6,438	148	3,610	—	17	148	3,627	3,775	347	2004 (Note 4)
Factory Stores of America — Graceville, FL	1,912	12	408	—	46	12	454	466	41	2004 (Note 4)
Factory Stores of America — Lebanon. MO	1,607	24	214	—	—	24	214	238	30	2004 (Note 4)
Factory Stores of America — Nebraska City, NE	1,510	26	566	—	4	26	570	596	60	2004 (Note 4)
Factory Stores of America — Story City, IA	1,867	7	526	—	—	7	526	533	48	2004 (Note 4)
Factory Stores of North Bend, North Bend, WA	—	2,143	36,197	—	1,012	2,143	37,209	39,352	4,068	2004 (Note 4)
Development Projects
Houston Premium Outlets, Cypress, TX	—	21,159	69,350	—	—	21,159	69,350	90,509	—	2007
Jersey Shore Premium Outlets, Tinton Falls, NJ	—	—	50,979	—	—	—	50,979	50,979	—	2007
Pier Park, Panama City Beach, FL	—	22,814	71,988	—	—	22,814	71,988	94,802	—	2006

Other pre-development costs	—	83,674	43,263	1,268	11,212	84,942	54,475	139,417	—
Other	—	4,733	3,698	665	428	5,398	4,126	9,524	2,082

	$5,201,453	2,660,485	$17,448,774	$177,967	$3,876,141	$2,798,452	$21,364,915	$24,163,367	$5,168,565

Simon Property Group, Inc. and Subsidiaries

Notes to Schedule III as of December 31, 2007

(Dollars in thousands)

(1) Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Balance, beginning of year	$22,644,299	$21,551,247	$21,082,582
Acquisitions and consolidations	743,457	402,095	294,654
Improvements	1,057,663	772,806	661,569
Disposals and de-consolidations	(282,052)	(81,849)	(487,558)

Balance, close of year	$24,163,367	$22,644,299	$21,551,247

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2007 was $18,506,993.

(2) Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Balance, beginning of year	$4,479,198	$3,694,807	$3,066,604
Acquisitions and consolidations (5)	12,714	64,818	2,627
Depreciation expense	808,041	767,726	768,028
Disposals	(131,388)	(48,153)	(142,452)

Balance, close of year	$5,168,565	$4,479,198	$3,694,807

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

QuickLinks

TABLE OF CONTENTS
Part I
  Item 1A. Risk Factors
Mortgage and Other Debt on Portfolio Properties As of December 31, 2007 (Dollars in thousands)
Mortgage and Other Debt on Portfolio Properties As of December 31, 2007 (Dollars in thousands)
Part II
Part III
Part IV
SIGNATURES
Simon Property Group, Inc. and Subsidiaries Notes to Schedule III as of December 31, 2007 (Dollars in thousands)