Form 10-Q
period 2008-06-30
SIMON PROPERTY GROUP INC /DE/
filed 2008-08-06
CIK 1063761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of June 30, 2008, Simon Property Group, Inc. had 225,030,887 shares of common stock, par value $0.0001 per share, 8,000 shares of Class B common stock, par value $0.0001 per share, and 4,000 shares of Class C common stock, par value $0.0001 per share outstanding.

Simon Property Group, Inc. and Subsidiaries

Form 10-Q

 Simon Property Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	June 30, 2008	December 31, 2007
	Unaudited
ASSETS:
Investment properties, at cost	$24,807,528	$24,415,025
Less — accumulated depreciation	5,716,139	5,312,095

	19,091,389	19,102,930
Cash and cash equivalents	503,879	501,982
Tenant receivables and accrued revenue, net	357,118	447,224
Investment in unconsolidated entities, at equity	1,848,730	1,886,891
Deferred costs and other assets	1,334,645	1,118,635
Note receivable from related party	534,000	548,000

Total assets	$23,669,761	$23,605,662

LIABILITIES:
Mortgages and other indebtedness	$17,693,774	$17,218,674
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,127,780	1,251,044
Cash distributions and losses in partnerships and joint ventures, at equity	370,654	352,798
Other liabilities, minority interest and accrued dividends	188,288	180,644

Total liabilities	19,380,496	19,003,160

COMMITMENTS AND CONTINGENCIES
LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIP	671,216	731,406
LIMITED PARTNERS' PREFERRED INTEREST IN THE OPERATING PARTNERSHIP	235,705	307,713
STOCKHOLDERS' EQUITY:
CAPITAL STOCK (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock):
All series of preferred stock, 100,000,000 shares authorized, 14,806,671 and 14,801,884 issued and outstanding, respectively, and with liquidation values of $740,334 and $740,094, respectively	746,683	746,608
Common stock, $.0001 par value, 400,000,000 shares authorized, 229,410,283 and 227,719,614 issued and outstanding, respectively	24	23
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 8,000 issued and outstanding	—	—
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding	—	—
Capital in excess of par value	5,111,006	5,067,718
Accumulated deficit	(2,294,230)	(2,055,447)
Accumulated other comprehensive income	5,071	18,087
Common stock held in treasury at cost, 4,379,396 and 4,697,332 shares, respectively	(186,210)	(213,606)

Total stockholders' equity	3,382,344	3,563,383

Total liabilities and stockholders' equity	$23,669,761	$23,605,662

The accompanying notes are an integral part of these statements.

 Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE:
Minimum rent	$566,199	$522,086	$1,116,881	$1,032,951
Overage rent	17,836	18,634	34,487	36,526
Tenant reimbursements	259,803	237,984	510,051	468,597
Management fees and other revenues	34,879	17,542	67,899	38,417
Other income	44,230	59,686	88,927	131,582

Total revenue	922,947	855,932	1,818,245	1,708,073

EXPENSES:
Property operating	111,911	112,122	224,672	221,349
Depreciation and amortization	236,617	230,611	464,660	445,882
Real estate taxes	85,450	79,063	169,970	158,245
Repairs and maintenance	25,845	28,744	54,866	57,751
Advertising and promotion	21,739	20,410	41,112	39,294
Provision for credit losses	6,781	1,424	13,363	1,966
Home and regional office costs	34,844	29,270	74,444	62,969
General and administrative	5,095	6,119	10,397	10,018
Other	15,259	14,618	33,397	28,082

Total operating expenses	543,541	522,381	1,086,881	1,025,556

OPERATING INCOME	379,406	333,551	731,364	682,517
Interest expense	(232,335)	(243,654)	(462,252)	(466,132)
Loss on extinguishment of debt	(20,330)	—	(20,330)	—
Minority interest in income of consolidated entities	(3,060)	(3,136)	(5,344)	(6,046)
Income tax benefit (expense) of taxable REIT subsidiaries	(627)	528	(604)	(757)
Income (loss) from unconsolidated entities	(11,393)	7,459	(4,252)	29,232
Gain on sale of interest in unconsolidated entity	—	500	—	500
Limited partners' interest in the Operating Partnership	(19,516)	(15,448)	(42,249)	(41,326)
Preferred distributions of the Operating Partnership	(4,228)	(5,597)	(9,132)	(10,836)

Income from continuing operations	87,917	74,203	187,201	187,152
Discontinued operations, net of Limited Partners' interest	—	17	—	(145)

NET INCOME	87,917	74,220	187,201	187,007
Preferred dividends	(11,345)	(14,303)	(22,696)	(28,709)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$76,572	$59,917	$164,505	$158,298

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.34	$0.27	$0.73	$0.71
Discontinued operations	—	—	—	—

Net income	$0.34	$0.27	$0.73	$0.71

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.34	$0.27	$0.73	$0.71
Discontinued operations	—	—	—	—

Net income	$0.34	$0.27	$0.73	$0.71

Net Income	$87,917	$74,220	$187,201	$187,007
Unrealized gain (loss) on interest rate hedge agreements	14,745	2,610	(101)	2,244
Net income (loss) on derivative instruments reclassified from accumulated other comprehensive income into interest expense	(508)	430	(2,566)	805
Currency translation adjustments	11,687	1,075	(6,106)	1,195
Other income (loss)	(3,250)	1	(4,244)	(577)

Comprehensive Income	$110,591	$78,336	$174,184	$190,674

The accompanying notes are an integral part of these statements.

 Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$187,201	$187,007
Adjustments to reconcile net income to net cash provided by operating activities — Depreciation and amortization	450,515	429,522
Gain on sale of interest in unconsolidated entity	—	(500)
Limited partners' interest in the Operating Partnership	42,249	41,326
Limited partners' interest in the results of operations from discontinued operations	—	(38)
Preferred distributions of the Operating Partnership	9,132	10,836
Straight-line rent	(18,324)	(8,312)
Minority interest	5,344	6,046
Minority interest distributions	(13,378)	(61,770)
Equity in income of unconsolidated entities	4,252	(29,232)
Distributions of income from unconsolidated entities	49,990	37,147
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	27,757	67,211
Deferred costs and other assets	(37,466)	(38,954)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	42,274	(18,161)

Net cash provided by operating activities	749,546	622,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(153,130)
Funding of loans to related parties	—	(1,473,540)
Repayments on loans to related parties	14,000	940,960
Capital expenditures, net	(461,563)	(412,615)
Cash impact from the consolidation and de-consolidation of properties	—	4,073
Investments in unconsolidated entities	(34,658)	(467,825)
Purchase of marketable and non-marketable securities	(212,865)	(12,655)
Distributions of capital from unconsolidated entities and other	65,119	112,568

Net cash used in investing activities	(629,967)	(1,462,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock and other	5,357	2,282
Purchase of limited partner units	(14,043)	(27,615)
Preferred stock redemptions	(1,845)	(250)
Minority interest contributions	1,539	—
Preferred distributions of the Operating Partnership	(9,132)	(10,836)
Preferred dividends and distributions to stockholders	(425,984)	(403,372)
Distributions to limited partners	(103,713)	(97,538)
Mortgage and other indebtedness proceeds, net of transaction costs	3,022,365	2,967,406
Mortgage and other indebtedness principal payments	(2,592,226)	(2,138,226)

Net cash (used in) provided by financing activities	(117,682)	291,851

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,897	(548,185)
CASH AND CASH EQUIVALENTS, beginning of year	501,982	929,360

CASH AND CASH EQUIVALENTS, end of period	$503,879	$381,175

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

            We own, develop, and manage retail real estate properties, which consist primarily of regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of June 30, 2008, we owned or held an interest in 323 income-producing properties in the United States, which consisted of 166 regional malls, 39 Premium Outlet centers, 69 community/lifestyle centers, 37 properties acquired in the 2007 acquisition of The Mills Corporation, or Mills, and 12 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 37 properties acquired in the Mills portfolio, 17 of these properties are The Mills, 16 are regional malls, and four are community centers. We also own interests in three parcels of land held in the United States for future development. Internationally as of June 30, 2008, we have ownership interests in 51 European shopping centers (France, Italy and Poland); six Premium Outlet centers in Japan; one Premium Outlet center in Mexico; one Premium Outlet center in South Korea; and one shopping center in China.

2.    Basis of Presentation

            The accompanying unaudited consolidated financial statements of Simon Property Group, Inc. include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2008 are not necessarily indicative of the results that may be obtained for the full fiscal year.

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

            As of June 30, 2008, we consolidated 200 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 164 properties, or the joint venture properties, using the equity method of accounting. We manage the day-to-day operations of 94 of the 164 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, Europe, and Asia comprise 60 of the remaining 70 properties that are managed by others. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, the joint venture which acquired Mills in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity (VIE) and that Farallon Capital Management, L.L.C., or Farallon, our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

            We allocate net operating results of the Operating Partnership after preferred distributions to third parties and to us based on the partners' respective weighted average ownership interests in the Operating Partnership. Our weighted average ownership interest in the Operating Partnership was 79.6% and 79.3% for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, our ownership interest in the Operating Partnership was 79.7% and 79.4%, respectively. We adjust the limited partners' interests in the Operating Partnership at the end of each period to reflect their respective interests in the Operating Partnership.

            Preferred distributions of the Operating Partnership in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units of limited partnership interest.

  Reclassifications

            We made certain reclassifications of prior period amounts in the financial statements to conform to the 2008 presentation. The reclassifications were to amounts reported in the unaudited consolidated statements of cash flows and had no impact on previously reported net income.

3.    Significant Accounting Policies

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. Cash and cash equivalents, as of June 30, 2008, includes a balance of $30.8 million related to our co-branded gift card programs which we do not consider available for general working capital purposes.

  Fair Value Measurements

            We hold marketable securities that total $409.2 million at June 30, 2008, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments, primarily interest rate swap agreements, with a gross liability balance of $0.8 million, all of which are classified as having Level 2 inputs.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net Income available to Common Stockholders — Basic	$76,572	$59,917	$164,505	$158,298
Effect of dilutive securities:
Impact to General Partner's interest in Operating Partnership from all dilutive securities and options	25	45	91	124

Net Income available to Common Stockholders — Diluted	$76,597	$59,962	$164,596	$158,422

Weighted Average Shares Outstanding — Basic	224,982,539	223,399,287	224,218,955	222,936,246
Effect of stock options	588,806	836,855	604,699	847,130

Weighted Average Shares Outstanding — Diluted	225,571,345	224,236,142	224,823,654	223,783,376

            For the six months ended June 30, 2008, potentially dilutive securities include stock options, convertible preferred stock, units of limited partnership interest in the Operating Partnership, or units, that are exchangeable for common stock and preferred units of limited partnership interest of the Operating Partnership, or preferred units, that are convertible into units or exchangeable for our preferred stock. The only securities that had a dilutive effect for the six months ended June 30, 2008, and 2007, were stock options.

5.    Investment in Unconsolidated Entities

Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 104 properties in the United States as of June 30, 2008 and 103 as of December 31, 2007. We also held interests in two joint ventures which owned 51 European shopping centers as of June 30, 2008 and December 31, 2007. We also held an interest in six joint venture properties under operation in Japan, one joint venture property in China, one joint venture property in Mexico, and one joint venture property in South Korea. We account for these joint venture properties using the equity method of accounting.

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

Acquisition of The Mills Corporation by SPG-FCM

            As previously disclosed, SPG-FCM, a 50/50 joint venture between an affiliate of the Operating Partnership and funds managed by Farallon, completed its acquisition of Mills in April 2007. During 2007, we and Farallon each contributed $650.0 million to SPG-FCM to fund the acquisition. As previously disclosed, as part of the transaction the Operating Partnership also made loans to SPG-FCM and Mills that bore interest primarily at rates of LIBOR plus 270-275 basis points. These funds were used to repay loans and other obligations of Mills, including the redemption of preferred stock of Mills. All of the loans made to Mills were repaid in 2007. The Operating Partnership's only remaining loan is to SPG-FCM which had a balance of $534.0 million at June 30, 2008. During the first two quarters of 2008 and 2007, we recorded approximately $8.1 million and $25.2 million in interest income (net of inter-entity eliminations), respectively, related to loans from the Operating Partnership to SPG-FCM and Mills. We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during the first two quarters of 2008 and 2007 of approximately $1.3 million and $9.8 million (net of inter-entity eliminations), respectively, for providing refinancing services to the Mills portfolio and SPG-FCM. The loan facility to SPG-FCM bears an interest rate of LIBOR plus 275 basis points and matures on June 7, 2009, with three available one-year extensions, subject to certain terms and conditions.

International Joint Venture Investments

            We conduct our international operations in Europe through two European joint ventures: Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, and Gallerie Commerciali Italia, or GCI. The carrying amount of our total combined investment in these two joint venture investments was $291.4 million and $289.5 million as of June 30, 2008 and December 31, 2007, respectively, net of the related cumulative translation adjustments. As of June 30, 2008, the Operating Partnership had a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI.

            We conduct our investment in the six international Premium Outlet operations in Japan through joint ventures with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). The carrying amount of our investment in these joint ventures was $269.2 million and $273.0 million as of June 30, 2008 and December 31, 2007, respectively, net of the related cumulative translation adjustments. We have a 40% ownership in these joint ventures. We have a 50% ownership interest in one Premium Outlet center in Mexico. The carrying amount of our investment in Mexico was $15.0 million and $16.6 million as of June 30, 2008 and December 31, 2007, respectively, net of the related cumulative translation adjustments. On June 1, 2007, we opened Yeoju Premium Outlets, our first Premium Outlet Center in South Korea, in which we hold a 50% ownership interest. Our investment in this property was $24.6 million and $23.1 million as of June 30, 2008 and December 31, 2007, respectively, net of the related cumulative translation adjustments.

            Through joint venture arrangements, we have a 32.5% ownership interest in five shopping centers in China. One center, located in Changshu, opened in June 2008 while the remaining four centers are still under construction. Our share of the total equity commitment for these shopping centers is approximately $59.3 million. Our combined investment in the Chinese joint ventures was approximately $38.2 million and $32.1 million as of June 30, 2008 and December 31, 2007, respectively, net of the related cumulative translation adjustments. We account for our investments in these joint ventures under the equity method of accounting.

Summary Financial Information

            Summary financial information (in thousands) of all of our joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and, as a result, gain unilateral control of the property or are determined to be the primary beneficiary. We reclassify these line items into "Discontinued Joint Venture Interests" and "Consolidated Joint Venture Interests" on the balance sheets and statements of operations, if material, so that we may present comparative results of operations for these joint venture properties held as of June 30, 2008.

	June 30, 2008	December 31, 2007
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,282,389	$21,009,416
Less — accumulated depreciation	3,537,869	3,217,446

	17,744,520	17,791,970
Cash and cash equivalents	727,198	747,575
Tenant receivables and accrued revenue, net	361,619	435,093
Investment in unconsolidated entities, at equity	240,324	258,633
Deferred costs and other assets	744,524	713,180

Total assets	$19,818,185	$19,946,451

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$16,421,345	$16,507,076
Accounts payable, accrued expenses, intangibles and deferred revenue	1,085,200	972,699
Other liabilities	818,125	825,279

Total liabilities	18,324,670	18,305,054
Preferred units	67,450	67,450
Partners' equity	1,426,065	1,573,947

Total liabilities and partners' equity	$19,818,185	$19,946,451

Our Share of:
Total assets	$8,144,184	$8,040,987

Partners' equity	$741,032	$776,857
Add: Excess Investment	737,044	757,236

Our net Investment in Joint Ventures	$1,478,076	$1,534,093

Mortgages and other indebtedness	$6,541,944	$6,568,403

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$478,418	$447,346	$948,481	$717,275
Overage rent	26,813	20,323	45,529	37,591
Tenant reimbursements	244,593	220,429	473,338	352,250
Other income	37,427	47,299	83,518	88,866

Total revenue	787,251	735,397	1,550,866	1,195,982
Operating Expenses:
Property operating	163,813	154,677	316,737	241,602
Depreciation and amortization	207,770	157,053	379,469	239,831
Real estate taxes	66,629	66,365	132,373	100,916
Repairs and maintenance	30,165	30,139	60,503	53,019
Advertising and promotion	14,826	15,340	29,122	23,040
Provision for credit losses	2,795	6,712	7,828	6,723
Other	47,628	42,651	85,605	68,359

Total operating expenses	533,626	472,937	1,011,637	733,490

Operating Income	253,625	262,460	539,229	462,492
Interest expense	(234,837)	(238,349)	(483,710)	(345,505)
Loss from unconsolidated entities	(4,150)	(3)	(4,129)	(87)
Loss on sale of asset	—	—	—	(4,759)

Income from Continuing Operations	14,638	24,108	51,390	112,141
Income (loss) from consolidated joint venture interests	—	(47)	—	2,590
Income from discontinued joint venture interests	—	159	47	176
Gain on disposal or sale of discontinued operations, net	—	19	—	19

Net Income	$14,638	$24,239	$51,437	$114,926

Third-Party Investors' Share of Net Income	$14,906	$6,027	$33,557	$60,672

Our Share of Net Income (Loss)	(268)	18,212	17,880	54,254
Amortization of Excess Investment	(11,125)	(10,753)	(22,132)	(25,022)

Income (loss) from Unconsolidated Entities, Net	$(11,393)	$7,459	$(4,252)	$29,232

6.    Debt

Unsecured Debt

            Our unsecured debt currently consists of $10.9 billion of senior unsecured notes of the Operating Partnership and the Credit Facility.

            On May 19, 2008, we issued two tranches of senior unsecured notes totaling $1.5 billion at a weighted average fixed interest rate of 5.74% consisting of one $700.0 million tranche with a fixed interest rate of 5.30% due May 30, 2013 and a second $800.0 million tranche with a fixed interest rate of 6.125% due May 30, 2018. We used the proceeds from the offering to reduce borrowings on our $3.5 billion unsecured credit facility, or Credit Facility, and for general working capital purposes.

            On June 16, 2008, the Operating Partnership completed the redemption of the $200.0 million outstanding principal amount of its 7% MandatOry Par Put Remarketed Securities, or MOPPRS. The redemption was accounted for as an extinguishment and resulted in a charge in the second quarter of 2008 of approximately $20.3 million.

            During the six months ended June 30, 2008, we drew amounts from the Credit Facility to fund the redemption of the MOPPRS. All other amounts drawn on the Credit Facility during the period were for general working capital purposes. We repaid a total of $2.1 billion on the Credit Facility during the six months ended June 30, 2008. The total outstanding balance of the Credit Facility as of June 30, 2008 was $817.7 million, and the maximum amount outstanding during the six months ended June 30, 2008 was approximately $2.6 billion. During the six months ended June 30, 2008, the weighted average outstanding balance was approximately $1.8 billion. The outstanding balance as of June 30, 2008 includes $572.7 million (U.S. dollar equivalent) of Euro and Yen-denominated borrowings.

Secured Debt

            Total secured indebtedness was $6.0 billion and $5.3 billion at June 30, 2008 and December 31, 2007, respectively.

            On January 15, 2008, we entered into a swap transaction that effectively converted $300.0 million of our variable rate debt to fixed rate debt at a net rate of 3.21%.

            On March 6, 2008, we borrowed $705 million on a term loan that matures March 5, 2012 and bears interest at a rate of LIBOR plus 70 basis points. On May 27, 2008, the loan was increased to $735 million. This loan is secured by the cash flow distributed from six properties and has additional availability of $115 million through the maturity date.

7.    Stockholders' Equity

            On February 28, 2008, the Compensation Committee of our Board of Directors, or the Board, awarded 310,166 shares of restricted stock under The Simon Property Group L.P. 1998 Stock Incentive Plan to employees at fair market value of $85.79 per share. On May 8, 2008, our non-employee Directors were awarded 7,770 shares of restricted stock under this plan at a fair market value of $101.35 per share. The fair market value of the restricted stock awarded on February 28, 2008, is being recognized as expense over the four-year vesting service period. The fair market value of the restricted stock awarded on May 8, 2008 is being recognized as expense over a one-year vesting service period. We issued shares held in treasury to make the awards.

            During the first six months of 2008, we issued 1,558,109 shares of common stock to five limited partners in exchange for an equal number of limited partnership units of the Operating Partnership.

            On July 26, 2007, the Board authorized us to repurchase up to $1.0 billion of our common stock over the following twenty-four months. We may repurchase the shares in the open market or in privately negotiated transactions. No purchases have been made as part of this program in 2008. The program has remaining availability of approximately $950.7 million.

            As previously disclosed, for the quarter ending June 30, 2008, holders of our Series I 6% Convertible Perpetual Preferred Stock, or the Series I Preferred Stock, could have elected to convert their shares during the quarter into shares of our common stock. The optional conversion is as a result of the closing sale price of our common stock exceeding the applicable trigger price per share for a period of 20 trading days in the last 30 trading days of the prior quarter. During the six months ended June 30, 2008, 17,613 shares of Series I Preferred Stock were converted into 13,957 shares of common stock. As of June 30, 2008, the conversion trigger price of $78.30 had been met and each share of Series I Preferred Stock is convertible into 0.798212 of a share of common stock through September 30, 2008.

8.    Commitments and Contingencies

  Litigation

            There have been no material developments with respect to the pending litigation disclosed in our 2007 Annual Report on Form 10-K and no new material developments or litigation has arisen since those disclosures were made.

            We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

   Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture property, which is non-recourse to us. As of June 30, 2008, we have loan guarantees and other guarantee obligations of $140.4 million and $6.5 million, respectively, to support our total $6.5 billion share of joint venture mortgage and other indebtedness in the event that the joint venture borrower defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property may be sold in order to satisfy the outstanding obligation.

9.    Real Estate Acquisitions and Dispositions

            Effective January 1, 2008, we acquired an additional 1.8% interest in Oxford Valley Mall and Lincoln Plaza, assets that we have consolidated for all periods presented, for $1.5 million (which gives us a combined ownership interest in those assets of 64.99%).

            We had no consolidated property dispositions during the six months ended June 30, 2008.

10.    Recent Financial Accounting Standards

            In September 2006, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 157, "Fair Value Measurements", or SFAS 157. SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 were effective for us in the first quarter of 2008. The adoption of SFAS 157 did not have a significant impact on our financial position or results of operations.

            In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", or SFAS 141(R), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", or SFAS 160. SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated balance sheet and the minority interest's share of earnings is included in consolidated net income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS 141(R) or SFAS 160 will have a significant impact on our results of operations or financial position.

            In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133." This statement amends and expands the disclosure requirements of SFAS No. 133. This statement is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are in the process of determining the impact of adopting this statement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this report.

Overview

            Simon Property Group, Inc., or Simon Property, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code. To qualify as a REIT, among other things, a company must distribute at least 90 percent of its taxable income to its stockholders annually. Taxes are paid by stockholders on ordinary dividends received and any capital gains distributed. Most states also follow this federal treatment and do not require REITs to pay state income tax. Simon Property Group, L.P., or the Operating Partnership, is a majority-owned partnership subsidiary of Simon Property that owns all of our real estate properties. In this discussion, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership, and their subsidiaries.

            We own, develop, and manage retail real estate properties, primarily regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of June 30, 2008, we owned or held an interest in 323 income-producing properties in the United States, which consisted of 166 regional malls, 39 Premium Outlet centers, 69 community/lifestyle centers, 37 properties acquired in the 2007 acquisition of The Mills Corporation, or Mills, and 12 other shopping centers or outlet centers in 41 states plus Puerto Rico. Of the 37 properties in the Mills portfolio, 17 of these properties are The Mills, 16 are regional malls, and 4 are community centers. We also own interests in three parcels of land held in the United States for future development. In the United States, we have two new properties currently under development aggregating approximately 0.8 million square feet which will open during 2008 and 2009. Internationally, we have ownership interests in 51 European shopping centers (France, Italy and Poland); six Premium Outlet centers in Japan; one Premium Outlet center in Mexico; one Premium Outlet center in South Korea; and one shopping center in China.

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

            We also grow by generating supplemental revenues from the following activities:

  •
  Establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including: payment systems (including handling fees relating to the sales of bank-issued prepaid gift cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,
  •
  Offering usual and customary property operating services to our tenants and others, including waste handling and facility services, as well as major capital expenditures such as roofing, parking lots and energy systems,
  •
  Leasing or selectively selling land adjacent to our shopping center properties, commonly referred to as "outlots" or "outparcels," and,
  •
  Generating interest income on cash deposits and loans made to related entities.

            We focus on high quality real estate across the retail real estate spectrum. We expand or renovate to enhance existing assets' profitability and market share when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in metropolitan areas that exhibit strong population and economic growth.

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

  Results Overview

            Diluted earnings per common share increased $0.02 during the first six months of 2008, or 2.8%, to $0.73 from $0.71 for the same period last year. The increase is due primarily to the full year effect of our 2008 and 2007 openings and expansion activities, the releasing of space at higher rates, and the additional management fees derived from the Mills portfolio, which took effect in July 2007. This increase is offset somewhat by a reduced level of lease termination income, a reduced level of interest income derived on loans made to SPG-FCM Ventures, LLC, or SPG-FCM, the joint venture we formed to acquire Mills, our 50% share of the additional depreciation expense related to the Mills portfolio, and a $20.3 million loss on extinguishment of debt related to our redemption of the 7% MandatOry Par Put Remarketed Securities, or MOPPRS.

            The six month period ended June 30, 2007 included $25.0 million of consolidated lease settlement income, $19.0 million of which related to two department store closures, as compared to the six month period ended June 30, 2008 included approximately $10.7 million of consolidated lease settlement income related to various tenant store closures within the portfolio. The 2008 results for the six month period also included a $37.6 million loss related to our 50% ownership interest in the operating results of the Mills portfolio, primarily as a result of additional depreciation expense as stated above.

            Core business fundamentals were stable during the second quarter of 2008. Regional mall comparable sales per square foot, or psf, continued to increase during the second quarter of 2008, increasing 1.0% to $494 psf from $489 psf for the same period in 2007. Our regional mall average base rents increased 6.3% to $38.81 psf as of June 30, 2008, from $36.51 psf as of June 30, 2007. Regional mall occupancy was 91.8% as of June 30, 2008, as compared to 92.0% as of June 30, 2007. In addition, our regional mall leasing spreads were $8.32 psf as of June 30, 2008, representing a 23.1% increase over expiring rents. The operating fundamentals of the Premium Outlet centers also contributed to the improved operating results for the six month period, with that portion of the portfolio nearly fully occupied at 98.3%, comparable sales psf increasing 6.5% to $519, and leasing spreads at $13.33, or 50.1% above expiring rents.

            During the first six months of 2008, our effective overall borrowing rate for the six months ended June 30, 2008, decreased 39 basis points as compared to the six months ended June 30, 2007. This was a result of a significant decrease in the base LIBOR rate applicable to a majority of our floating rate debt (2.46% at June 30, 2008, versus 5.32% at June 30, 2007) and also favorable fixed rates available to us upon issuance of new unsecured and secured debt. Our financing activities for the six months ended June 30, 2008, included:

  •
  decreasing our borrowings on our $3.5 billion unsecured credit facility, or Credit Facility, to approximately $817.7 million during the six months ended June 30, 2008. The amount outstanding includes $572.7 million (U.S. dollar equivalent) in Euro and Yen-denominated borrowings.
  •
  borrowing $735 million on a term loan that matures March 5, 2012 and bears a rate of LIBOR plus 70 basis points. This loan is secured by the cash flow distributed from six properties and has additional availability of $115 million through the maturity date.
  •
  issuing two tranches of senior unsecured notes in May totaling $1.5 billion at a weighed average fixed interest rate of 5.74%. We used the proceeds of the offering to reduce borrowings on the Credit Facility and for general working capital purposes.

  •
  redeeming the $200.0 million MOPPRS that bore interest at 7.00%, and, as discussed above, resulted in our recognizing a $20.3 million charge to earnings in the second quarter related to this extinguishment of debt.

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

	June 30, 2008	%/basis point Change(1)	June 30, 2007	%/basis point Change (1)
Regional Malls:
Occupancy
Consolidated	92.0%	-20 bps	92.2%	+90 bps
Unconsolidated	91.4%	-30 bps	91.7%	-40 bps
Total Portfolio	91.8%	-20 bps	92.0%	+40 bps
Average Base Rent per Square Foot
Consolidated	$37.70	5.9%	$35.60	2.8%
Unconsolidated	$41.04	7.3%	$38.25	6.5%
Total Portfolio	$38.81	6.3%	$36.51	4.0%
Comparable Sales Per Square Foot
Consolidated	$468	-0.2%	$470	3.5%
Unconsolidated	$552	4.9%	$527	6.7%
Total Portfolio	$494	1.0%	$489	4.5%
Premium Outlet Centers:
Occupancy	98.3%	-110 bps	99.4%	unchanged
Average base rent per square foot	$26.66	6.2%	$25.11	5.6%
Comparable sales per square foot	$519	5.5%	$492	8.6%
The Mills®: (2)
Occupancy	94.4%	—	—	—
Comparable sales per square foot	$380	—	—	—
Average base rent per square foot	$19.43	—	—	—
Mills Regional Malls: (2)
Occupancy	87.1%	—	—	—
Comparable sales per square foot	$449	—	—	—
Average base rent per square foot	$37.23	—	—	—
Community/Lifestyle Centers:
Occupancy
Consolidated	92.0%	+80 bps	91.2%	+430 bps
Unconsolidated	95.4%	-130 bps	96.7%	+50 bps
Total Portfolio	93.2%	+30 bps	92.9%	+320 bps
Average Base Rent per Square Foot
Consolidated	$13.09	7.5%	$12.18	2.2%
Unconsolidated	$11.89	1.3%	$11.74	6.0%
Total Portfolio	$12.68	5.4%	$12.03	3.3%

(1)
Percentages may not recalculate due to rounding. Percentages and basis point changes are representative of the change from the comparable prior period.
(2)
No 2007 comparable data available for The Mills or Mills regional malls.

             Occupancy Levels and Average Base Rent Per Square Foot.    Occupancy and average base rent are based on mall GLA owned by us in the regional malls, all tenants at the Premium Outlet centers, all tenants in the Mills portfolio, and all tenants at community/lifestyle centers. Our portfolio has maintained stable occupancy and increased average base rents.

             Comparable Sales Per Square Foot.    Comparable sales include total reported retail tenant sales at owned GLA (for mall and freestanding stores with less than 10,000 square feet) in the regional malls and all reporting tenants at the Premium Outlet centers and the Mills portfolio. Retail sales at Owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

  International Property Data

            The following key operating statistics are provided for our international properties, which we account for using the equity method of accounting.

	June 30, 2008	%/basis point Change	June 30, 2007	%/basis point Change
European Shopping Centers:
Occupancy	98.4%	+130 bps	97.1%	—
Comparable sales per square foot	€ 427	7.0%	€ 399	5.4%
Average base rent per square foot	€ 29.81	11.9%	€ 26.65	2.5%
International Premium Outlets (1)
Occupancy	100.0%	+0 bps	100.0%	—
Comparable sales per square foot	¥93,847	3.0%	¥91,101	2.6%
Average base rent per square foot	¥4,644	-0.2%	¥4,654	0.2%

(1)
Does not include our centers in Mexico (Premium Outlets Punta Norte), South Korea (Yeoju Premium Outlets), or China (Changshu IN CITY Plaza).

Results of Operations

            In addition to the activity discussed above in the Results Overview section, the following acquisitions, property openings, and other activity affected our consolidated results from continuing operations in the comparative periods:

  •
  On May 1, 2008, we opened Pier Park, 900,000 square foot, open-air lifestyle center located in Panama City, Florida. The center is anchored by Dillard's, Target, JCPenney, Ron Jon Surf Shop, and The Grand 16 Theatres and contains approximately 100 specialty stores.
  •
  On March 27, 2008, we opened Houston Premium Outlets, a 427,000 square foot outlet center located approximately 30 miles west of Houston in Cypress, Texas. The center includes 120 designer and brand-name outlet stores.
  •
  On January 1, 2008 we acquired an additional 1.8% interest in Oxford Valley Mall and Lincoln Plaza.
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
  •
  On July 13, 2007, we acquired an additional 1% interest in Bangor Mall.
  •
  On March 29, 2007, we acquired an additional 25% interest in two regional malls (Town Center at Cobb and Gwinnett Place) through our joint acquisition of the Mills portfolio and now consolidate those properties.
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

            In addition to the activities discussed in "Results Overview," the following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

  •
  On June 5, 2008, we opened Changshu IN CITY Plaza, a 487,000 square foot retail center located in Changshu, China. The center is anchored by Wal-Mart and has approximately 140 other retail shops.
  •
  On May 2, 2008, we opened Hamilton Town Center, a 950,000 square foot open-air retail center in Noblesville, IN. We hold a 50% interest in this center. The center is anchored by Bed Bath and Beyond, Borders, Dick's Sporting Goods, DSW, JCPenney, Stein Mart, and Ulta.
  •
  On December 6, 2007, Gallerie Commerciali Italia, or GCI, one of our European joint ventures, opened Nola, a 876,000 square foot shopping center in Naples, Italy.
  •
  On October 17, 2007, we acquired an 18.75% interest in Denver West Village in Lakewood, Colorado through our ownership in SPG-FCM.
  •
  On September 27, 2007, GCI opened Cinisello, located in Milan, Italy.
  •
  On July 26, 2007, GCI opened Porta di Roma, a 1.3 million square foot shopping center in Rome, Italy.
  •
  On July 5, 2007, Simon Ivanhoe S.à.r.l, or Simon Ivanhoe, our other European joint venture, sold its interest in five assets located in Poland, for which we recorded our share of the gain of $90.6 million.
  •
  On July 5, 2007, we opened the 195,000 square foot first phase of Kobe-Sanda Premium Outlets, located just north of downtown Kobe, Japan.
  •
  On June 1, 2007, we opened Yeoju Premium Outlets, a 250,000 square foot center in South Korea.

            For the purposes of the following comparison between the six months ended June 30, 2008, and 2007, the above transactions are referred to as the "property transactions". In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout the periods in both 2008 and 2007.

  Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

            Minimum rents increased $44.1 million during the period, of which the property transactions accounted for $12.0 million of the increase. Comparable rents increased $32.1 million, or 6.3%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $25.3 million and a $6.2 million increase in comparable property straight-line rents and fair market value of in-place lease amortization. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $0.6 million.

            Overage rents decreased $0.8 million or 4.3%, reflecting moderating tenant sales.

            Tenant reimbursements increased $21.8 million, of which the property transactions accounted for $5.1 million. The remainder of the increase of $16.7 million, or 7.0%, was in comparable properties and was due to our ongoing initiative of converting our leases to a fixed reimbursement with an annual escalation provision for common area maintenance costs. We are effectively 70% converted to a fixed common area maintenance methodology.

            Management fees and other revenues increased $17.3 million principally as a result of additional management fees derived from managing the properties in the Mills portfolio and additional leasing and development fees as a result of incremental property activity.

            Total other income decreased $15.5 million, and was principally the result of the following:

  •
  a $11.4 million decrease in interest income of which $10.0 million is a result of the repayment of loans made to SPG-FCM and Mills, combined with decreased interest earned on the investments due to lower excess cash balances and interest rates in 2008,
  •
  a $7.1 million decrease in loan financing fees from loans to SPG-FCM and Mills due to lower refinancing activity, partially offset by,
  •
  a $3.6 million increase in net land sale activity.

            Depreciation and amortization expense increased $6.0 million primarily due to the impact of our 2007 and 2008 acquisition and expansion and renovation activity and the accelerated depreciation of tenant improvements for tenant leases terminated during the period.

            Real estate taxes increased $6.4 million from the prior period, $3.3 million of which is related to the property transactions, and $3.1 million from our comparable properties due to the effect of increases resulting from reassessments, higher tax rates, and the effect of expansion and renovation activities.

            Provision for credit losses increased $5.4 million primarily due to an increase in bankruptcies and an increase in tenant delinquencies over the prior period. Given the current challenges in the economic climate, we would expect this trend to continue for the duration of 2008.

            Home and regional office expense increased $5.6 million primarily due to increased personnel costs, primarily the result of the Mills acquisition, and the increased expense from our incentive compensation plans.

            Interest expense decreased $11.3 million due principally to the impact of the significant reduction in the LIBOR rate on our consolidated variable rate debt portfolio and the effect of our 2007 and 2008 refinancing activity, resulting in a lower effective borrowing rate.

            We recognized a loss on extinguishment of debt of $20.3 million in the second quarter of 2008 related to the redemption of the $200 million outstanding principal amount of MOPPRS. We extinguished the debt because the remarketing reset base rate of the MOPPRS was above the rate for 30-year U.S. Treasury securities at the time of redemption.

            Income from unconsolidated entities decreased $18.9 million, due primarily to the impact of the Mills transaction (net of eliminations). On a net income basis, our share of income from SPG-FCM decreased $21.2 million from the prior period due to additional depreciation and amortization expenses on asset basis step-ups in purchase accounting.

            Preferred dividends decreased $3.0 million as a result of the redemption of the Series G preferred stock in the fourth quarter of 2007.

  Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

            Minimum rents increased $83.9 million during the period, of which the property transactions accounted for $30.5 million of the increase. Comparable rents increased $53.4 million, or 5.3%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $49.6 million and a $3.2 million increase in comparable property straight-line rents and fair market value of in-place lease amortization. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $0.3 million.

            Overage rents decreased $2.0 million or 5.6%, reflecting moderating tenant sales.

            Tenant reimbursements increased $41.5 million, of which the property transactions accounted for $13.5 million. The remainder of the increase of $28.0 million, or 6.0%, was in comparable properties and was due to our ongoing initiative to convert our leases to a fixed reimbursement with an annual escalation provision for common area maintenance costs.

            Management fees and other revenues increased $29.5 million principally as a result of additional management fees derived from managing the properties in the Mills portfolio, and additional leasing and development fees as a result of incremental equity method property activity.

            Total other income decreased $42.7 million, and was principally the result of the following:

  •
  a $22.1 million decrease in interest income of which $17.2 million is a result the repayment of loans made to SPG-FCM and Mills, combined with decreased interest earned on investments due to lower excess cash balances and interest rates in 2008,
  •
  a $14.2 million decrease in lease settlement income as a result of settlements received from two department stores in 2007,
  •
  a $8.5 million decrease in loan financing fees related to Mills-related loans, partially offset by,
  •
  a $2.2 million increase in net land sale activity.

            Depreciation and amortization expense increased $18.8 million primarily due to the impact of our 2007 and 2008 acquisition, expansion and renovation activity and the accelerated depreciation of tenant improvements for tenant leases terminated during the period.

            Real estate taxes increased $11.7 million from the prior period, $5.6 million of which is related to the property transactions, and $6.1 million from our comparable properties due to the effect of increases resulting from reassessments, higher tax rates, and the effect of expansion and renovation activities.

            Provision for credit losses increased $11.4 million primarily due to an increase in tenant bankruptcies and tenant delinquencies over the prior year. This was reflected in the total square feet lost to tenant bankruptcies of 151,000 during the first six months of 2008 as compared to the comparable period in 2007 of only 30,000 square feet. Given the current challenges in the economic climate generally, we would expect this trend to continue for the duration of 2008.

            Home and regional office expense increased $11.5 million primarily due to increased personnel costs, primarily the result of the Mills acquisition, and the increased expense from our incentive compensation plans.

            Other expenses increased $5.3 million due to increased consulting and professional fees, including legal fees and related costs.

            Interest expense decreased $3.9 million due to the savings that resulted from a significant reduction in the LIBOR rate and the effect of our financing activity discussed above in the Results Overview section.

            We recognized a loss on extinguishment of debt of $20.3 million in the second quarter of 2008 related to the redemption of the $200 million outstanding principal of MOPPRS. We extinguished the debt because the remarketing reset base rate of the MOPPRS was above the rate for 30-year U.S. Treasury securities at the date of redemption.

            Income (loss) from unconsolidated entities decreased $33.5 million, due primarily to the impact of the Mills transaction (net of eliminations). On a net (loss) basis, our share of (loss) from SPG-FCM increased $32.2 million from the prior period due to a full six months of SPG-FCM activity in 2008 as compared to only three months of activity in 2007 and the loss is being driven by depreciation and amortization expenses on asset basis step-ups in purchase accounting.

            Preferred dividends decreased $6.0 million as a result of the redemption of the Series G preferred stock in the fourth quarter of 2007.

            We sold the following properties in 2007 on the indicated date. Due to the limited significance of these properties on our financial statements, the operating results are reflected in our income from continuing operations.

Property	Date of Disposition
Lafayette Square	December 27, 2007
University Mall	September 28, 2007
Boardman Plaza	September 28, 2007
Griffith Park Plaza	September 20, 2007
Alton Square	August 2, 2007

Liquidity and Capital Resources

            Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by setting interest rates for each financing or refinancing based on current market conditions. Floating rate debt currently comprises only approximately 11% of our total consolidated debt. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $601.8 million during the first six months of 2008. In addition, the Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

            Our balance of cash and cash equivalents increased $1.9 million during the first six months of 2008 to $503.9 million as of June 30, 2008. Our balance of cash and cash equivalents as of June 30, 2008, and December 31, 2007, includes $30.8 million and $41.3 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes. The increase in our deferred costs and other assets for the period include increases in our investments in marketable and non-marketable securities of approximately $213.0 million.

            On June 30, 2008, the Credit Facility had available borrowing capacity of approximately $2.7 billion. During the first six months of 2008, the maximum amount outstanding under the Credit Facility was $2.6 billion and the weighted average amount outstanding was $1.8 billion. The weighted average interest rate was 3.69% for the six months ended June 30, 2008.

            We and the Operating Partnership also have access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the property level.

Acquisition of The Mills Corporation by SPG-FCM

            As previously disclosed, SPG-FCM, a 50/50 joint venture between an affiliate of the Operating Partnership and funds managed by Farallon, completed its acquisition of Mills in April 2007. During 2007, we and Farallon each contributed $650.0 million to SPG-FCM to fund the acquisition. As previously disclosed, as part of the transaction the Operating Partnership also made loans to SPG-FCM and Mills that bore interest primarily at rates of LIBOR plus 270-275 basis points. These funds were used to repay loans and other obligations of Mills, including the redemption of preferred stock of Mills. All of the loans made to Mills were repaid in 2007. The Operating Partnership's only remaining loan is to SPG-FCM which had a balance of $534.0 million at June 30, 2008. During the first two quarters of 2008 and 2007, we recorded approximately $8.1 million and $25.2 million in interest income (net of inter-entity eliminations), respectively, related to loans from the Operating Partnership to SPG-FCM and Mills. We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during the first two quarters of 2008 and 2007 of approximately $1.3 million and $9.8 million (net of inter-entity eliminations), respectively, for providing refinancing services to the Mills portfolio and SPG-FCM. The loan facility to SPG-FCM bears an interest rate of LIBOR plus 275 basis points and matures on June 7, 2009, with three available one-year extensions, subject to certain terms and conditions.

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2008, totaled $814.7 million. In addition, we had net proceeds from all of our debt financing and repayment activities in this period of $430.1 million. These activities are further discussed below in "Financing and Debt." We also:

  •
  repurchased limited partner units amounting to $14.0 million,
  •
  paid stockholder dividends and unitholder distributions of $507.0 million,
  •
  paid preferred stock dividends and preferred unit distributions totaling $31.8 million,
  •
  funded consolidated capital expenditures of $461.6 million (these capital expenditures include development costs of $168.9 million, renovation and expansion costs of $232.4 million, and tenant costs and other operational capital expenditures of $60.3 million), and
  •
  funded investments in unconsolidated entities of $34.7 million.

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

Financing and Debt

Unsecured Debt

            Our unsecured debt currently consists of $10.9 billion of senior unsecured notes of the Operating Partnership and the Credit Facility.

            On May 19, 2008, we issued two tranches of senior unsecured notes totaling $1.5 billion at a weighted average fixed interest rate of 5.74% consisting of a $700.0 million tranche with a fixed interest rate of 5.30% due May 30, 2013 and a second $800.0 million tranche with a fixed interest rate of 6.125% due May 30, 2018. We used proceeds from the offering to reduce borrowings on our Credit Facility and for general working capital purposes.

            During the six months ended June 30, 2008, we drew amounts from our $3.5 billion Credit Facility to fund the redemption of the MOPPRS. All other amounts drawn on the Credit Facility during the period were primarily for general working capital purposes. We repaid a total of $2.1 billion on our Credit Facility during the six months ended June 30, 2008. The total outstanding balance of the Credit Facility as of June 30, 2008 was $817.7 million, and the maximum outstanding balance during the six months ended June 30, 2008 was approximately $2.6 billion. During the first six months of 2008, the weighted average outstanding balance on the Credit Facility was approximately $1.8 billion. The outstanding balance as of June 30, 2008 includes $572.7 million (U.S. dollar equivalent) in Euro and Yen-denominated borrowings.

Secured Debt

            Total secured indebtedness was $6.0 billion and $5.3 billion at June 30, 2008, and December 31, 2007, respectively.

            On January 15, 2008, we entered into a swap transaction that effectively converted $300.0 million of variable rate debt to fixed rate debt at a net rate of 3.21%.

            On March 6, 2008, we borrowed $705 million on a term loan that matures March 5, 2012 and bears a rate of LIBOR plus 70 basis points. On May 27, 2008, the loan was increased to $735 million. This loan is secured by the cash flow distributed from six properties and has additional availability of $115 million through the maturity date.

Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2008, and December 31, 2007, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of June 30, 2008	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2007	Effective Weighted Average Interest Rate
Fixed Rate	$15,761,559	5.79%	$14,056,008	5.88%
Variable Rate	1,932,215	3.36%	3,162,666	4.73%

	$17,693,774	5.52%	$17,218,674	5.67%

            As of June 30, 2008, we had interest rate cap protection agreements on approximately $92.9 million of consolidated variable rate debt. We also hold $300.0 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 3.21% and a weighted average variable receive rate of 3.02%. As of June 30, 2008, the net effect of these agreements effectively converted $300.0 million of variable rate debt to fixed rate debt.

             Contractual Obligations and Off-Balance Sheet Arrangements.    There have been no material changes to our outstanding capital expenditure commitments previously disclosed in our 2007 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of June 30, 2008, for the remainder of 2008 and subsequent years thereafter (dollars in thousands):

	2008	2009–2010	2011–2013	After 2013	Total
Long Term Debt
Consolidated (1)	$359,294	$3,946,180	$7,327,394	$6,037,133	$17,670,001

Pro rata share of Long-Term Debt:
Consolidated (2)	$357,932	$3,916,965	$7,193,128	$5,920,676	$17,388,701
Joint Ventures (2)	343,506	1,119,223	2,282,230	2,783,734	6,528,693

Total Pro Rata Share of Long-Term Debt	$701,438	$5,036,188	$9,475,358	$8,704,410	$23,917,394

(1)
Represents principal maturities and therefore, excludes net premiums and discounts and fair value swaps of $23,773.
(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

            Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture property, and is non-recourse to us. As of June 30, 2008, we had loan guarantees and other guarantee obligations of $140.4 million and $6.5 million, respectively, to support our total $6.5 billion share of joint venture mortgage and other indebtedness presented in the table above.

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

             Acquisitions.    The acquisition of high quality individual properties or portfolios of properties remain an integral component of our growth strategies. Effective January 1, 2008 we acquired an additional 1.8% interest in Oxford Valley Mall and Lincoln Plaza (which gives us a combined ownership interest of 64.99%).

             Dispositions.    We continue to pursue the sale of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. However, we did not dispose of any properties during the first six months of 2008.

  Development Activity

New U.S. Developments.    The following describes certain of our significant new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of June 30, 2008 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Cincinnati Premium Outlets	Monroe, OH	400,000	$92	$92	$18	3rd Quarter 2009
Jersey Shore Premium Outlets	Tinton Falls, NJ	435,000	157	157	88	4th Quarter 2008

(a)
Represents the project costs net of land sale proceeds, tenant reimbursements for construction and other items (where applicable).

            We expect to fund these projects with available cash flow from operations, borrowings from our credit facility, or project specific construction loans. We expect our share of total 2008 new development costs remaining for the year to be approximately $250 million.

             Strategic Expansions and Renovations.    In addition to new development, we also incur costs related to construction for significant renovation and/or expansion projects at our properties. Included in these projects are the renovation and addition of Nordstrom at Northshore Mall and Ross Park Mall; expansions and life-style additions at Tacoma Mall and University Park Mall; Phase II expansions at The Domain, Orlando Premium Outlets, and The Promenade at Camarillo; and the acquisition and renovation of several anchor stores previously operated by Federated Department Stores.

            We expect to fund these capital projects with available cash flow from operations or borrowings from the Credit Facility. We have other renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $325 million (our share) in expansion and renovation activities for the remainder of 2008.

             International.    Our international joint venture properties typically reinvest the net cash flow from the properties to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlet joint ventures in Japan and Mexico where we use Yen and Peso denominated financing. We expect our share of international development for 2008 to approximate $223 million.

            Currently, our net income exposure to changes in the volatility of the Euro, Yen, Peso and other foreign currencies is not material. Except for our share of the proceeds from the sale of five properties owned by one of our European joint ventures described below, we do not expect to repatriate a significant amount of any foreign denominated earnings in the near term since cash flows from operations are currently being reinvested in other development projects.

            The carrying amount of our total combined investment in Simon Ivanhoe and GCI as of June 30, 2008, net of the related cumulative translation adjustment, was $291.4 million. We account for these investments using the equity method of accounting. Currently, three European developments are under construction, which will add approximately 1,091,000 square feet of GLA for a total net cost of approximately €222 million, of which our share is approximately €53 million, or $83.8 million based on Euro:USD exchange rates at June 30, 2008. Additionally, on July 5, 2007, Simon Ivanhoe sold its interest in five of the assets located in Poland, for which we recorded our share of the gain of $90.2 million.

            As of June 30, 2008, the carrying amount of our 40% joint venture investment in the six Japanese Premium Outlet centers, net of the related cumulative translation adjustment, was $269.2 million. Currently, one property in Japan is under development which will add approximately 172,200 square feet of GLA for a total net cost of approximately ¥5.4 billion, of which our share is approximately ¥2.1 billion, or $20.2 million based on Yen:USD exchange rates at June 30, 2008.

            Through joint venture arrangements, we have a 32.5% ownership interest in five shopping centers in China. One center, located in Changshu, opened in June 2008 while the remaining four centers are still under construction. Our share of the total equity commitment for these shopping centers is approximately $59.3 million. Our combined investment in the Chinese joint ventures was approximately $38.2 million and $32.1 million as of June 30, 2008 and December 31, 2007 respectively, net of the related cumulative translation adjustments. We account for our investments in these joint ventures under the equity method of accounting.

Dividends and Stock Repurchase Program

            We paid a common stock dividend of $0.90 per share in the second quarter of 2008. We are required to pay a minimum level of dividends to maintain our status as a REIT. Our dividends and limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Future dividends and distributions of the Operating Partnership will be determined by our Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT.

            On July 26, 2007, our Board of Directors authorized the repurchase of up to $1.0 billion of common stock over the following twenty-four months. We may repurchase the shares in the open market or in privately negotiated transactions. During 2008, no purchases were made as part of this program. The program had remaining availability of approximately $950.7 million at June 30, 2008.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
(in thousands)
Funds from Operations	$427,855	$373,034	$847,907	$765,434

Increase in FFO from prior period	14.7%	4.1%	10.8%	6.7%

Reconciliation:
Net Income	$87,917	$74,220	$187,201	$187,007
Limited partners' interest in the Operating Partnership and preferred distributions of the Operating Partnership	23,744	21,045	51,381	52,162
Limited partners' interest in discontinued operations	—	3	—	(38)
Depreciation and amortization from consolidated properties, beneficial interests, and discontinued operations	232,449	226,853	457,505	439,341
Simon's share of depreciation and amortization from unconsolidated entities	101,487	75,969	188,115	131,300
Gain on disposal or sale of assets and interests in unconsolidated entities	—	(2,880)	—	(500)
Minority interest portion of depreciation and amortization	(2,169)	(2,276)	(4,467)	(4,293)
Preferred distributions and dividends	(15,573)	(19,900)	(31,828)	(39,545)

Funds from Operations	$427,855	$373,034	$847,907	$765,434

FFO Allocable to Simon Property	$340,878	$296,034	$674,643	$607,089
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$0.34	$0.27	$0.73	$0.71
Depreciation and amortization from consolidated Properties and our share of depreciation and amortization from unconsolidated affiliates, net of minority interest portion of depreciation and amortization	1.18	1.07	2.28	2.01
Gain on sales of other assets, and real estate and discontinued operations	—	(0.01)	—	—
Impact of additional dilutive securities for FFO per share	(0.03)	(0.02)	(0.06)	(0.04)

Diluted FFO per share	$1.49	$1.31	$2.95	$2.68

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

Item 4.    Controls and Procedures

             Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

             Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Part II — Other Information

  Item 1. Legal Proceedings

            There have been no material developments with respect to the pending litigation disclosed in our 2007 Annual Report on Form 10-K and no new material developments or litigation has arisen since those disclosures were made.

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

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            There have been no unregistered sales of our equity securities during the quarter ended June 30, 2008.

  Issuer Purchases of Equity Securities

            There were no reportable purchases of equity securities during the quarter ended June 30, 2008. We have the authority to repurchase shares of our common stock up to an aggregate price of $950.7 million through July 26, 2009.

  Item 4. Submission of Matters to a Vote of Security Holders

            We held our annual meeting of stockholders on May 8, 2008. The matters submitted to the stockholders for a vote included (a) the election of seven directors; (b) ratification of the independent registered public accounting firm; (c) approval of amendments to the Simon Property Group, L.P. 1998 Stock Incentive Plan, and (d) consideration of a stockholder proposal to link pay to performance.

            The following table sets forth the results of voting on these matters:

Matter:	Number of Votes FOR	Number of Votes WITHHELD/AGAINST	Number of Abstentions/ Broker Non Votes
Election of Directors:
Birch Bayh	172,621,028	3,235,659	—
Melvyn E. Bergstein	173,229,558	2,627,129	—
Linda Walker Bynoe	171,861,957	3,994,730	—
Karen N. Horn	170,073,981	5,782,706	—
Reuben S. Leibowitz	173,201,412	2,655,275	—
J. Albert Smith, Jr.	172,664,092	3,192,594	—
Pieter S. van den Berg	173,396,315	2,460,371	—
Ratification of Ernst & Young LLP	173,775,886	687,976	1,392,822
Approval of Amendments to 1998 Stock Incentive Plan	148,828,794	8,742,438	1,474,412
Stockholder Proposal to Link Pay to Performance	59,864,175	95,134,829	4,046,639

            Members of the Board of Directors whose term of office as director continued after the Annual Meeting other than those elected by the common shareholders are Melvin Simon, Herbert Simon, David Simon, Richard S. Sokolov, Fredrick W. Petri and M. Denise DeBartolo York.

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

   Item 6. Exhibits

Exhibit Number	Exhibit Descriptions
3.2	Amended and Restated By-Laws of Simon Property Group, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by the Registrant on July 30, 2008).
10.1	Simon Property Group, L.P. 1998 Stock Incentive Plan as amended May 8, 2008 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Registrant on May 9, 2008).
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
/s/ STEPHEN E. STERRETT Stephen E. Sterrett Executive Vice President and Chief Financial Officer
Date: August 6, 2008

QuickLinks

INDEX
Consolidated Balance Sheets
Unaudited Consolidated Statements of Operations and Comprehensive Income
Unaudited Consolidated Statements of Cash Flows
Condensed Notes to Consolidated Financial Statements
  Litigation
  Guarantees of Indebtedness
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Acquisitions and Dispositions
  Development Activity
  Item 3. Qualitative and Quantitative Disclosure About Market Risk
  Item 4. Controls and Procedures
  Part II — Other Information
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES