Form 10-K/A
period 2008-12-31
SIMON PROPERTY GROUP INC /DE/
filed 2009-05-01
CIK 1063761

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

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

            Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

            Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

 EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of Simon Property Group, Inc. ("we", "us", or "our"), for the year ended December 31, 2008, that we originally filed with the Securities and Exchange Commission (the "SEC") on February 26, 2009 (the "Original Filing"). On May 1, 2009, we filed a Quarterly Report on Form 10-Q for the period ended March 31, 2009 (the "Quarterly Report"). The Quarterly Report reflects our adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51 (SFAS 160) and the application of EITF Topic D-98, Classification and Measurement of Redeemable Securities (EITF D-98), to certain redeemable securities, as further described in Note 3 to the Condensed Notes to Consolidated Financial Statements included in the Quarterly Report. The Quarterly Report included reclassifications of prior period amounts to conform to the 2009 presentation. We are filing this Amendment to amend Items 6, 7 and 8 in Part II of the Original Filing in their entirety to conform to the 2009 presentation included in the Quarterly Report. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment exhibits consisting of an amended computation of the ratio of earnings to fixed charges and preferred stock dividends, currently dated certifications of our senior executives and a consent from our independent registered public accounting firm. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these exhibits.

            This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the amended information in this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the amended information included in Part II and Part IV, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

Simon Property Group, Inc. and Subsidiaries
Form 10-K/A
Year Ended December 31, 2008

Part II

Part II

Item 6.    Selected Financial Data

            The following tables set forth selected financial data. The selected financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. Other data we believe is important in understanding trends in our business is also included in the tables. Certain information in this table has been retrospectively adjusted based upon the reclassifications discussed in Note 3 to the consolidated financial statements.

	As of or for the Year Ended December 31,
	2008	2007	2006	2005	2004(1)
	(in thousands, except per share data)
OPERATING DATA:
Total consolidated revenue	$3,783,155	$3,650,799	$3,332,154	$3,166,853	$2,585,079
Consolidated Income from continuing operations	599,560	674,605	729,727	503,148	466,791
Net income available to common stockholders	$422,517	$436,164	$486,145	$401,895	$300,647
BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.88	$2.09	$2.20	$1.27	$1.49
Discontinued operations	—	(0.13)	—	0.55	(0.04)

Net income attributable to common stockholders	$1.88	$1.96	$2.20	$1.82	$1.45

Weighted average shares outstanding	225,333	222,998	221,024	220,259	207,990
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.87	$2.08	$2.19	$1.27	$1.48
Discontinued operations	—	(0.13)	—	0.55	(0.04)

Net income attributable to common stockholders	$1.87	$1.95	$2.19	$1.82	$1.44

Diluted weighted average shares outstanding	225,884	223,777	221,927	221,130	208,857
Dividends per share (2)	$3.60	$3.36	$3.04	$2.80	$2.60
BALANCE SHEET DATA:
Cash and cash equivalents	$773,544	$501,982	$929,360	$337,048	$520,084
Total assets	23,422,749	23,442,466	22,003,173	21,068,666	22,018,607
Mortgages and other indebtedness	18,042,532	17,218,674	15,394,489	14,106,117	14,586,393
Total equity	$3,101,967	3,414,612	4,040,676	4,444,227	4,900,450
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$1,634,484	$1,559,432	$1,316,148	$1,195,141	$1,100,958
Investing activities	(1,020,872)	(2,049,576)	(607,432)	(52,434)	(2,745,697)
Financing activities	$(342,050)	$62,766	$(116,404)	$(1,325,743)	$1,629,200
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends	1.40x	1.44x	1.56x	1.40x	1.51x

Funds from Operations (FFO) (3)	$1,852,331	$1,691,887	$1,537,223	$1,411,368	$1,181,924

FFO allocable to Simon Property	$1,477,446	$1,342,496	$1,215,319	$1,110,933	$920,196

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

            As more fully discussed in Notes 3 and 10 of the consolidated financial statements, we have retrospectively adopted SFAS 160 and concurrently applied certain provisions of EITF D-98. This resulted in the recording of certain reclassifications related to previously-reported minority interests and limited partner interests, which are now reported and referred to as noncontrolling interests within this discussion and the consolidated financial statements. These reclassifications had no impact on previously reported net income available to common stockholders or earnings per share.

Results Overview

            Diluted earnings per common share decreased $0.08 during 2008, or 4.1%, to $1.87 from $1.95 for 2007. The decrease is primarily due to the $20.3 million loss relating to the redemption of remarketable debt securities, and $21.2 million in impairment charges in 2008, as compared to net gains aggregating $1.7 million related to sales and disposition activity and impairment charges for the comparable period in 2007. Consolidated total revenues increased $132.4 million, or 3.6%, driven by the full year effect of our 2007 openings and expansion activities and the releasing of space at higher rental rates per square foot, or psf. Releasing spreads in the regional mall and Premium Outlet portfolios were strong at $8.02 psf (or 21.3%) and $12.48 psf (or 48.8%), respectively, due to continued demand for higher quality space in our portfolio. Total operating expenses increased $106.9 million, or 5.0%, due to additional depreciation provisions related to the full year of operations for 2007 openings and 2008 new openings, an increase in the provision for bad debts due to the estimated uncollectability of certain tenant receivables, and higher personnel and utility costs attributable to normal inflationary increases. Interest costs remained relatively flat despite an increase in total debt due to lowered variable borrowing costs as a result of a reduced one-month LIBOR rate, the benchmark rate for most of our floating rate debt.

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

  •
  redeeming the $200.0 million in remarketable debt securities that bore interest at 7.00%, and, as discussed above, resulted in our recognizing a $20.3 million loss in the second quarter related to this extinguishment of debt.

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

  •
  On March 1, 2007, we acquired the remaining 40% interest in University Park Mall and University Center. We had previously consolidated these properties, but now have no provision for noncontrolling interest in our consolidated income from continuing operations since March 1, 2007.

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

            In 2008 we had no consolidated property dispositions. During 2007, we disposed of five consolidated properties that had an aggregate book value of $91.6 million for aggregate sales proceeds of $56.4 million, resulting in a net loss on sale of $35.3 million. The loss on sale of these assets has been reported as discontinued operations in the consolidated statements of operations. The operating results of the properties that we sold or disposed during 2007 were not significant to our consolidated results of operations. The following is a list of consolidated property dispositions and the date of disposition for which we have reported the operations or results of sale with discontinued operations:

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

            Other expenses increased $6.1 million due to increased consulting and professional fees, including legal fees and related costs.

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

            In 2007, the loss on sale of discontinued operations of $35.3 million represents the net loss upon disposition of five non-core properties consisting of three regional malls and two community/lifestyle centers.

            Preferred dividends decreased $14.0 million as a result of the conversion of 6.4 million Series I preferred shares into common shares and the redemption of the Series G preferred stock in the fourth quarter of 2007.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

            Minimum rents increased $133.9 million in 2007, of which the property transactions accounted for $87.0 million of the increase. Total amortization of the fair market value of in-place leases served to decrease minimum rents by $8.8 million due to certain in-place lease adjustments becoming fully amortized. Comparable rents increased $46.8 million, or 2.3%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $54.6 million offset by a $9.2 million decrease in comparable property straight-line rents and fair market value of in-place lease amortization. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $1.4 million.

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

            Income from unconsolidated entities decreased $72.7 million, due in part to the impact of the Mills transaction (net of eliminations). On a consolidated net income basis, our share of income from SPG-FCM approximates a net loss of $58.7 million for the year due to additional depreciation and amortization expenses on asset basis step-ups in purchase accounting approximating $102.2 million for the second through fourth quarters of 2007. Also contributing to the decrease is the prior year recognition of $15.6 million in income related to a beneficial interest that we held in 2006 in a regional mall entity. This beneficial interest was terminated in November 2006.

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

            In 2007, the loss on sale of discontinued operations of $35.3 million represents the net loss upon disposition of five non-core properties consisting of three regional malls and two community/lifestyle centers.

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

            On December 31, 2008, we had available borrowing capacity of approximately $2.4 billion under the Credit Facility, net of outstanding borrowings of $1.0 billion and letters of credit of $15.7 million. During 2008, the maximum amount outstanding under the Credit Facility was $2.6 billion and the weighted average amount outstanding was $1.4 billion. The weighted average interest rate was 3.49% for the year ended December 31, 2008. The Credit Facility is scheduled to mature on January 11, 2010, which we can extend for another year at our option.

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

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $1.9 billion during 2008. In addition, we received net proceeds from our debt financing and repayment activities in 2008 of $764.8 million. These activities are further discussed below in "Financing and Debt". We also:

  •
  repurchased preferred stock and limited partner units amounting to $17.9 million,
  •
  paid stockholder dividends and unitholder distributions totaling $1.0 billion,
  •
  paid preferred stock dividends and preferred unit distributions totaling $58.7 million,
  •
  funded consolidated capital expenditures of $874.3 million. These capital expenditures include development and other costs of $327.7 million, renovation and expansion costs of $431.9 million, and tenant costs and other operational capital expenditures of $114.7 million and
  •
  funded investments in unconsolidated entities of $137.5 million.

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

            During the year ended December 31, 2008, we drew amounts from the Credit Facility to fund the redemption of the remarketable debt securities and the repayment of the $150.0 million unsecured note. Other amounts drawn on the Credit Facility during the period were primarily for general working capital purposes. We repaid a total of $2.7 billion on the Credit Facility during the year ended December 31, 2008. The total outstanding balance of the Credit Facility as of December 31, 2008 was $1.0 billion, and the maximum amount outstanding during the year was approximately $2.6 billion. During the year ended December 31, 2008, the weighted average outstanding balance was approximately $1.4 billion. The amount outstanding as of December 31, 2008 includes $446.3 million in Euro and Yen-denominated borrowings. In addition, subsequent to December 31, 2008, we repaid $600 million in unsecured notes, consisting of two $300 million tranches that bore rates of 3.75% and 7.13%, respectively, using proceeds from the Credit Facility.

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

  Capital Expenditures on Consolidated Properties.

            The following table summarizes total capital expenditures on consolidated properties on a cash basis:

	2008	2007	2006
New Developments and Other	$327	$432	$317
Renovations and Expansions	432	349	307
Tenant Allowances	72	106	52
Operational Capital Expenditures	43	130	92

Total	$874	$1,017	$768

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

            Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso and other foreign currencies is not material. In addition, since cash flows from international operations are currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings in the near term.

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

            Dividends during 2008 aggregated $3.60 per share and dividends during 2007 aggregated $3.36 per share all paid in cash. We must pay a minimum amount of dividends to maintain our status as a REIT. Our dividends typically exceed our consolidated net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Future dividends and distributions of Simon Property and the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT.

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

            We have adopted NAREIT's clarification of the definition of FFO that requires us to include the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting changes, or a gain or loss resulting from the sale of previously depreciated operating properties. We include in FFO gains and losses realized from the sale of land, outlot buildings, marketable and non-marketable securities, and investment holdings of non-retail real estate. However, you should understand that our computation of FFO might not be comparable to FFO reported by other REITs and that FFO:

  •
  does not represent cash flow from operations as defined by GAAP,
  •
  should not be considered as an alternative to consolidated net income determined in accordance with GAAP as a measure of operating performance, and
  •
  is not an alternative to cash flows as a measure of liquidity.

            The following schedule sets forth total FFO before allocation to the limited partners of the Operating Partnership and FFO allocable to us. This schedule also reconciles FFO to consolidated net income, which we believe is the most directly comparable GAAP financial measure for the periods presented.

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Funds from Operations	$1,852,331	$1,691,887	$1,537,223

Increase in FFO from prior period	9.5%	10.1%	8.9%

Consolidated Net Income	$599,535	$639,236	$730,229
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties and discontinued operations	954,494	892,488	854,394
Simon's share of depreciation and amortization from unconsolidated entities	376,670	315,159	209,428
Gain on sales of assets and interests in unconsolidated entities and discontinued operations	—	(56,792)	(132,871)
Net income attributable to noncontrolling interest holders in properties	(11,091)	(12,903)	(10,644)
Depreciation and amortization attributable to noncontrolling interest holders in properties	(8,559)	(8,646)	(8,639)
Preferred distributions and dividends	(58,718)	(76,655)	(104,674)

Funds from Operations	$1,852,331	$1,691,887	$1,537,223

FFO Allocable to Simon Property	$1,477,446	$1,342,496	$1,215,319
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.87	$1.95	$2.19
Depreciation and amortization from consolidated properties and beneficial interests, and our share of depreciation and amortization from unconsolidated affiliates, net of noncontrolling interests portion of depreciation and amortization	4.69	4.27	3.78
Gain on sales of assets and interests in unconsolidated entities and discontinued operations, net of limited partners' interest	—	(0.20)	(0.47)
Impact of additional dilutive securities for FFO per share	(0.14)	(0.12)	(0.11)

Diluted FFO per share	$6.42	$5.90	$5.39

Basic weighted average shares outstanding	225,333	222,998	221,024
Adjustments for dilution calculation:
Effect of stock options	551	778	903
Impact of Series C cumulative preferred 7% convertible units	75	122	912
Impact of Series I preferred stock	10,773	11,065	10,816
Impact of Series I preferred units	1,531	2,485	3,230

Diluted weighted average shares outstanding	238,263	237,448	236,885
Weighted average limited partnership units outstanding	57,175	58,036	58,543

Diluted weighted average shares and units outstanding	295,438	295,484	295,428

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

            Our independent registered public accounting firm has issued an audit report on their assessment of our internal control over financial reporting. Their report appears on page 27 of this Annual Report.

Item 8.    Financial Statements and Supplementary Data

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

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2008 of Simon Property Group, Inc. and Subsidiaries, and our report dated February 25, 2009, except for the retrospective adjustments described in Notes 3 and 10, as to which the date is April 29, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Simon Property Group, Inc.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            As discussed in Notes 3 and 10 to the financial statements, Simon Property Group Inc. and Subsidiaries have retrospectively applied certain reclassification adjustments upon adoption of a new accounting pronouncement for noncontrolling interests.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana
February 25, 2009, except for the retrospective adjustments described in Notes 3 and 10, as to which the date is April 29, 2009

Simon Property Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	December 31, 2008	December 31, 2007
ASSETS:
Investment properties, at cost	$25,205,715	$24,415,025
Less — accumulated depreciation	6,184,285	5,312,095

	19,021,430	19,102,930
Cash and cash equivalents	773,544	501,982
Tenant receivables and accrued revenue, net	414,856	447,224
Investment in unconsolidated entities, at equity	1,663,886	1,886,891
Deferred costs and other assets	1,028,333	955,439
Note receivable from related party	520,700	548,000

Total assets	$23,422,749	$23,442,466

LIABILITIES:
Mortgages and other indebtedness	$18,042,532	$17,218,674
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,086,248	1,251,044
Cash distributions and losses in partnerships and joint ventures, at equity	380,730	352,798
Other liabilities and accrued dividends	155,151	155,937

Total liabilities	19,664,661	18,978,453

Commitments and contingencies

Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	276,608	349,154

Series I 6% convertible perpetual preferred stock, 19,000,000 shares authorized, 7,590,264 and 14,004,936 issued and outstanding, respectively, at liquidation value	379,513	700,247

EQUITY:
Stockholders' equity
Capital stock (750,000,000 total shares authorized, $.0001 par value, 237,996,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding, with a liquidation value of $39,847	46,032	46,361
Common stock, $.0001 par value, 400,004,000 shares authorized, 235,691,040 and 227,719,614 issued and outstanding, respectively	24	23
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 8,000 issued and outstanding	—	—
Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding at 2007	—	—
Capital in excess of par value	5,410,147	5,067,718
Accumulated deficit	(2,491,929)	(2,096,949)
Accumulated other comprehensive income (loss)	(165,066)	18,087
Common stock held in treasury at cost, 4,379,396 and 4,697,332 shares, respectively	(186,210)	(213,606)

Total stockholders' equity	2,612,998	2,821,634
Noncontrolling interests	488,969	592,978

Total equity	3,101,967	3,414,612

Total liabilities and equity	$23,422,749	$23,442,466

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Twelve Months Ended December 31,
	2008	2007	2006
REVENUE:
Minimum rent	$2,291,919	$2,154,713	$2,020,856
Overage rent	100,222	110,003	95,767
Tenant reimbursements	1,065,957	1,023,164	946,554
Management fees and other revenues	132,471	113,740	82,288
Other income	192,586	249,179	186,689

Total revenue	3,783,155	3,650,799	3,332,154

EXPENSES:
Property operating	455,874	454,510	441,203
Depreciation and amortization	969,477	905,636	856,202
Real estate taxes	334,657	313,311	300,174
Repairs and maintenance	107,879	120,224	105,983
Advertising and promotion	96,783	94,340	88,480
Provision for credit losses	24,035	9,562	9,500
Home and regional office costs	144,865	136,610	129,334
General and administrative	20,987	19,587	16,652
Other	69,061	62,987	65,277

Total operating expenses	2,223,618	2,116,767	2,012,805

OPERATING INCOME	1,559,537	1,534,032	1,319,349
Interest expense	(947,140)	(945,852)	(821,858)
Loss on extinguishment of debt	(20,330)	—	—
Income tax (expense) benefit of taxable REIT subsidiaries	(3,581)	11,322	(11,370)
Income from unconsolidated entities	32,246	38,120	110,819
Impairment charge	(21,172)	(55,061)	—
Gain on sale of assets and interests in unconsolidated entities	—	92,044	132,787

Consolidated income from continuing operations	599,560	674,605	729,727
Discontinued operations	(25)	(117)	418
Loss on sale of discontinued operations	—	(35,252)	84

CONSOLIDATED NET INCOME	599,535	639,236	730,229
Net income attributable to noncontrolling interests	135,899	147,997	166,389
Preferred dividends	41,119	55,075	77,695

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$422,517	$436,164	$486,145

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$1.88	$2.09	$2.20
Discontinued operations	—	(0.13)	—

Net income attributable to common stockholders	$1.88	$1.96	$2.20

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$1.87	$2.08	$2.19
Discontinued operations	—	(0.13)	—

Net income attributable to common stockholders	$1.87	$1.95	$2.19

Consolidated Net Income	$599,535	$639,236	$730,229
Unrealized (loss) gain on interest rate hedge agreements	(50,973)	(10,760)	6,518
Net income (loss) on derivative instruments reclassified from accumulated other comprehensive income into interest expense	(3,205)	902	2,263
Currency translation adjustments	(6,953)	6,297	1,706
Changes in available-for-sale securities and other	(168,619)	2,020	1,404

Comprehensive income	369,785	637,695	742,120
Comprehensive income attributable to noncontrolling interests	89,302	147,608	168,834

Comprehensive income attributable to common stockholders	$280,483	$490,087	$573,286

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net income	$599,535	$639,236	$730,229
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	956,827	875,284	812,718
Gain on sale of assets and interests in unconsolidated entities	—	(92,044)	(132,787)
Impairment charge	21,172	55,061	—
Loss (gain) on disposal or sale of discontinued operations	—	35,252	(84)
Straight-line rent	(33,672)	(20,907)	(17,020)
Equity in income of unconsolidated entities	(32,246)	(38,120)	(110,819)
Distributions of income from unconsolidated entities	118,665	101,998	94,605
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	(14,312)	(40,976)	(3,799)
Deferred costs and other assets	(22,698)	(70,138)	(126,989)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	41,213	114,786	70,094

Net cash provided by operating activities	1,634,484	1,559,432	1,316,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(263,098)	(158,394)
Funding of loans to related parties	(8,000)	(2,752,400)	—
Repayments on loans to related parties	35,300	2,204,400	—
Capital expenditures, net	(874,286)	(1,017,472)	(767,710)
Cash impact from the consolidation and de-consolidation of properties	—	6,117	8,762
Net proceeds from sale of partnership interests, other assets and discontinued operations	—	56,374	209,039
Investments in unconsolidated entities	(137,509)	(687,327)	(157,309)
Purchase of marketable and non-marketable securities	(345,594)	(12,655)	(5,581)
Distributions of capital from unconsolidated entities and other	309,217	416,485	263,761

Net cash used in investing activities	(1,020,872)	(2,049,576)	(607,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock and other	11,106	156,710	217,237
Purchase of limited partner units	(16,009)	(83,993)	(16,150)
Preferred stock redemptions	(1,845)	(300,468)	(393,558)
Distributions to noncontrolling interest holders in properties	(28,251)	(91,032)	(37,200)
Contributions from noncontrolling interest holders in properties	4,005	2,903	2,023
Preferred distributions of the Operating Partnership	(17,599)	(21,580)	(26,979)
Preferred dividends and distributions to stockholders	(852,446)	(804,271)	(749,507)
Distributions to limited partners	(205,850)	(194,823)	(177,673)
Mortgage and other indebtedness proceeds, net of transaction costs	4,456,975	5,577,083	5,507,735
Mortgage and other indebtedness principal payments	(3,692,136)	(4,177,763)	(4,442,332)

Net cash (used in) provided by financing activities	(342,050)	62,766	(116,404)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	271,562	(427,378)	592,312

CASH AND CASH EQUIVALENTS, beginning of year	501,982	929,360	337,048

CASH AND CASH EQUIVALENTS, end of year	$773,544	$501,982	$929,360

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Non- controlling interests	Total Equity
Balance at December 31, 2005	$388,263	$23	$9,793	$4,998,723	$(1,582,859)	$(230,086)	$860,370	$4,444,227

Conversion of limited partner units (86,800 common shares, Note 10)				1,247			(1,247)	—
Stock options exercised (414,659 common shares)				14,906				14,906
Series I preferred stock conversion to common stock (283,907 preferred shares to 222,933 common shares)				14,195				14,195
Series J preferred stock premium amortization	(329)							(329)
Series F preferred stock redemption (8,000,000 shares)	(192,989)							(192,989)
Series G preferred stock accretion	587							587
Series K preferred stock issuance (8,000,000 shares)	200,000							200,000
Series K preferred stock redemption (8,000,000 shares)	(200,000)							(200,000)
Stock incentive program (415,098 common shares, net)				(36,487)		36,487		—
Common stock retired (70,000 Shares)				(2,354)	(4,051)			(6,405)
Amortization of stock incentive				23,369				23,369
Other				608	1,096		(10,501)	(8,797)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership				(3,951)			3,951	—
Distributions to common shareholders and limited partners, excluding Operating Partnership preferred interests					(749,507)		(177,673)	(927,180)
Distributions to other noncontrolling interest partners							(36,049)	(36,049)
Other comprehensive income			9,446				2,445	11,891
Net income, excluding $26,979 attributable to preferred interests in the Operating Partnership					563,840		139,410	703,250

Balance at December 31, 2006	$195,532	$23	$19,239	$5,010,256	$(1,771,481)	$(193,599)	$780,706	$4,040,676

Conversion of limited partner units (1,692,474 common shares, Note 10)				22,781			(22,781)	—
Stock options exercised (231,025 common shares)				7,604				7,604
Series I preferred stock conversion to common stock (65,907 preferred shares to 51,987 common shares)				3,296				3,296
Series I preferred unit conversion to limited partner units							30,320	30,320
Series J preferred stock premium amortization	(328)							(328)
Treasury stock purchase (572,000 Shares)						(49,269)		(49,269)
Series G preferred stock accretion	1,157							1,157
Series G preferred stock redemption (3,000,000 shares)	(150,000)							(150,000)
Series L preferred stock issuance (6,000,000 shares)	150,000							150,000
Series L preferred stock redemption (6,000,000 shares)	(150,000)							(150,000)
Stock incentive program (222,725 common shares, net)				(29,262)		29,262		—
Common stock retired (23,000 shares)				(773)	(1,518)			(2,291)
Amortization of stock incentive				26,779				26,779
Other				571	(10,918)		(17,996)	(28,343)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership				26,466			(26,466)	—
Distributions to common shareholders and limited partners, excluding Operating Partnership preferred interests					(804,271)		(194,823)	(999,094)
Distributions to other noncontrolling interest partners							(82,010)	(82,010)
Other comprehensive income			(1,152)				(389)	(1,541)
Net income, excluding $21,580 attributable to preferred interests in the Operating Partnership					491,239		126,417	617,656

Balance at December 31, 2007	$46,361	$23	$18,087	$5,067,718	$(2,096,949)	$(213,606)	$592,978	$3,414,612

Conversion of limited partner units (2,574,608 common shares, Note 10)		1		31,350			(31,351)	—
Conversion of Class C stock (4,000 shares)								—
Issuance of common shares upon conversion of Class C shares (4,000 common shares)								—
Stock options exercised (282,106 common shares)				11,886				11,886
Series I preferred stock conversion to common stock (6,437,072 preferred shares to 5,151,776 common shares)				321,854				321,854
Series I preferred unit conversion to limited partner units							74,695	74,695
Series J preferred stock premium amortization	(329)							(329)
Stock incentive program (276,872 common shares, net)				(27,396)		27,396		—
Amortization of stock incentive				28,640				28,640
Other				(450)	(6,170)		(10,908)	(17,528)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership				(23,455)			23,455	—
Distributions to common shareholders and limited partners, excluding Operating Partnership preferred interests					(852,446)		(205,850)	(1,058,296)
Distributions to other noncontrolling interest partners							(25,753)	(25,753)
Other comprehensive income (loss)			(183,153)				(46,597)	(229,750)
Net income, excluding $17,599 attributable to preferred interests in the Operating Partnership					463,636		118,300	581,936

Balance at December 31, 2008	$46,032	$24	$(165,066)	$5,410,147	$(2,491,929)	$(186,210)	$488,969	$3,101,967

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

            Investments in partnerships and joint ventures represent our noncontrolling ownership interests in properties. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences.

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

            We allocate net operating results of the Operating Partnership after preferred distributions to third parties and to us based on the partners' respective weighted average ownership interests in the Operating Partnership. Net operating results of the Operating Partnership attributable to third parties are reflected in net income attributable to noncontrolling interests.

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

  Reclassifications

            We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2008 presentation. The reclassifications included the retrospective adoption of Statement of Financial Accounting Standard (SFAS) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment

Simon Property Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts and where indicated as in millions or billions)

2.    Basis of Presentation and Consolidation (Continued)

to ARB 51" (SFAS 160), and the application of of EITF Topic D-98, "Classification and Measurement of Redeemable Securities" (EITF D-98), to certain redeemable securities, as further described in Note 3. The reclassifications had no impact on previously reported net income available to common stockholders or earnings per share.

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

  Purchase Accounting Allocation

            We allocate the purchase price of acquisitions to the various components of the acquisition based upon the relative value of each component in accordance with SFAS No. 141 "Business Combinations" (SFAS 141). These components typically include buildings, land and intangibles related to in-place leases and we estimate:

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

            The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or using discounted cash flows when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and

Simon Property Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

accretion of discounts to maturity. Our investment in Liberty is also accounted for as an available-for-sale security. Liberty operates regional shopping centers and is owner of other retail assets throughout the U.K. Liberty is a U.K. FTSE 100 listed company. Liberty converted into a U.K. Real Estate Investment Trust (REIT) on January 1, 2007. Our interest in Liberty is less than 5% of their shares and is adjusted to their quoted market price, including a related foreign exchange component. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized and recorded in other income, and includes the effect of changes in foreign exchange rates on foreign currency denominated investments. However, if we determine a decline in value is other than temporary, then we recognize the unrealized loss in earnings to write down the investments to their net realizable value.

            Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability recorded as the amounts are fully payable to the employees that earned the compensation. Changes in the values of these securities are recognized in earnings, but because of the matching liability the impact to consolidated net income is zero. As of December 31, 2008 and 2007, we have investments of $53.4 million and $55.9 million, respectively, which must be used to fund the debt service requirements of debt related to investment properties sold. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity. During 2008, we made an investment of $70 million in a non-marketable security that we account for under the cost method. To the extent an other-than-temporary decline in fair value is deemed to have occurred, we would adjust this investment to its fair value.

  Fair Value Measurements

            We hold marketable securities that total $316.7 million and $260.4 million at December 31, 2008 and 2007, respectively, and are considered to have Level 1 fair value inputs. The underlying aggregate unrealized loss on our marketable securities as of December 31, 2008 was $165.3 million. In addition, we have derivative instruments, primarily interest rate swap agreements, with a gross liability balance of $19.4 million and $6.8 million, at December 31, 2008 and 2007, respectively, which are classified as having Level 2 inputs. As defined by SFAS No. 157, "Fair Value Measurements" (SFAS 157), Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges, and Level 2 fair value inputs include observable information for similar items in active or inactive markets. We appropriately consider counterparty creditworthiness in the valuations.

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

3.    Summary of Significant Accounting Policies (Continued)

  Use of Estimates

            We prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Our actual results could differ from these estimates.

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

  Deferred Costs and Other Assets

            Deferred costs and other assets include the following as of December 31:

	2008	2007
Deferred financing and lease costs, net	$237,619	$221,433
In-place lease intangibles, net	33,280	66,426
Acquired above market lease intangibles, net	32,812	49,741
Marketable securities of our captive insurance companies	105,860	116,260
Goodwill	20,098	20,098
Other marketable securities	210,867	144,188
Prepaids, notes receivable and other assets, net	387,797	337,293

	$1,028,333	$955,439

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

            We report amortization of deferred financing costs, amortization of premiums, and accretion of discounts as part of interest expense. Amortization of deferred leasing costs are a component of depreciation and amortization expense. We amortize debt premiums and discounts, which are included in mortgages and other indebtedness, over the

Simon Property Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

remaining terms of the related debt instruments. These debt premiums or discounts arise either at the debt issuance or as part of the purchase price allocation of the fair value of debt assumed in acquisitions. The accompanying statements of operations and comprehensive income includes amortization as follows:

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

  Retrospective Adjustments Related to Noncontrolling Interests and Temporary Equity

            Effective January 1, 2009, we adopted the provisions of SFAS 160, which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be included within consolidated net income. SFAS 160 also requires consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. In connection with our retrospective adoption of SFAS 160, we also performed a concurrent review and retrospectively adopted the measurement provisions of EITF D-98. Upon adoption, we adjusted the carrying amounts of noncontrolling redeemable interests held by third parties in certain of our properties to redemption values at each reporting date. Because holders of the noncontrolling redeemable interests in properties can require us to redeem these interests for cash, we have classified these noncontrolling redeemable interests outside of permanent equity upon the adoption of SFAS 160. These adjustments increased the December 31, 2005 carrying value of these noncontrolling redeemable interests by $31.7 million, with a corresponding increase to accumulated deficit in consolidated equity. Subsequent adjustments to the carrying amounts of these noncontrolling redeemable interests in properties, to reflect the change in their redemption value at the end of each reporting period, were recorded to accumulated deficit. Additionally, due to certain cash redemption features that may be deemed outside of our control, we have retained temporary equity classification for certain limited partners' preferred interest in the Operating Partnership upon adoption of SFAS 160.

            Our reassessment of EITF D-98 also resulted in the reclassification of our Series I 6% Convertible Perpetual Preferred Stock (Series I Preferred Stock) from permanent equity to temporary equity due to the possibility that we could be required to redeem the security for cash upon the occurrence of a change in control event, which would include a change in the majority of our directors that occurs over a two year period. The carrying amount of the Series I Preferred Stock is equal to its liquidation value, which is the amount payable upon the occurrence of such event. Lastly, the adoption of SFAS 160 also resulted in the reclassification to equity as noncontrolling nonredeemable

Simon Property Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

interests the limited partners' common interests in the Operating Partnership and noncontrolling interests in properties.

            Details of the carrying amount of our noncontrolling interests that have been reclassified to permanent equity are as follows as of December 31:

	2008	2007
Limited partners' common and preferred interest in the Operating Partnership	$639,779	$734,229
Nonredeemable noncontrolling deficit interests in properties, net	(150,810)	(141,251)

Total noncontrolling interests reflected in equity	$488,969	$592,978

            As a result of these reclassifications, total equity at December 31, 2008 and 2007 increased by $61.8 million and decreased by $148.8 million from the $3.0 billion and $3.6 billion amounts previously reported, respectively.

            Further, as a result of the adoption of SFAS 160, net income attributable to noncontrolling interests (which includes nonredeemable noncontrolling interests in consolidated properties, limited partners' interests in the Operating Partnership and preferred distributions of the Operating Partnership) is now excluded from the determination of consolidated net income. In addition, the individual components of other comprehensive income are now presented in the aggregate, with the portion attributable to noncontrolling interests deducted from comprehensive income attributable to common stockholders. Corresponding changes have also been made to the accompanying consolidated statements of cash flows. Such changes result in a net increase to cash flows provided by operating activities with an offsetting increase to cash flows used in financing activities related to distributions to noncontrolling interest holders in properties.

            A progression of noncontrolling interests for the years ending December 31 is as follows:

	2008	2007	2006
Noncontrolling interests at January 1	$592,978	$780,706	$860,370
Net income attributable to noncontrolling interests	118,300	126,417	139,410
Distributions to noncontrolling interest holders	(205,850)	(194,823)	(177,673)
Other Comprehensive income allocable to noncontrolling interests:
Unrealized loss on interest rate hedging agreements	(10,380)	(2,295)	1,307
Net (loss) gain on derivative instruments reclassified from accumulated other comprehensive income into interest expense	(649)	186	474
Currency translation adjustments	(1,426)	1,306	370
Changes in available-for-sale securities and other	(34,142)	414	294

	(46,597)	(389)	2,445

Adjustment to limited partners' interest from increased ownership in the Operating Partnership	23,455	(26,466)	3,951
Units issued to limited partners	74,695	30,320	—
Units exchanged for shares of common stock	(31,351)	(22,781)	(1,247)
Other	(10,908)	(17,996)	(10,501)

Total noncontrolling interests as of December 31	$488,969	$592,978	$780,706

Simon Property Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

  Accumulated Other Comprehensive Income (Loss)

            The components of our accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2008	2007
Cumulative translation adjustments	$(2,524)	$4,429
Accumulated derivative (losses) gains, net	(39,100)	15,078
Net unrealized (losses) gains on marketable securities, net	(165,336)	3,283

	(206,960)	22,790
Less: Accumulated other comprehensive income attributable to noncontrolling interest	(41,894)	4,703

Total accumulated other comprehensive (loss) income	$(165,066)	$18,087

            Included in cumulative translation adjustment is the gain related to the impact of exchange rate fluctuations on foreign currency denominated debt of $46.9 million and $35.4 million at December 31, 2008 and 2007, respectively that hedges the currency exposure related to certain of our foreign investments. The net unrealized losses as of December 31, 2008 of $165.3 million represents the valuation and related currency adjustments for our marketable securities, primarily related to our investment in Liberty. We do not consider the decline in value of any of our marketable securities to be an other-than-temporary decline in value as these market value declines have existed for a short period of time, and we have the ability and intent to hold these securities. Further, as it relates to Liberty, we believe their underlying operating fundamentals remain substantially unchanged.

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

  Allowance for Credit Losses

            We record a provision for credit losses based on our judgment of a tenant's creditworthiness, ability to pay and probability of collection. In addition, we also consider the retail sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Accounts are written off when they are deemed to be no longer collectible. Presented below is the activity in the allowance for credit losses and includes the activities related to discontinued operations during the following years:

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

  2008 Acquisitions

            Effective January 1, 2008, we acquired additional interests in three existing consolidated properties of between 1.8% and 5%, for an aggregate $6.2 million in cash. Two of the properties continue to have a noncontrolling interest holder. We now own 100% of the third property.

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

4.    Real Estate Acquisitions, Disposals, and Impairment (Continued)

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

	For the Year Ended December 31,
	2008	2007	2006
Net Income available to Common Stockholders — Basic	$422,517	$436,164	$486,145
Effect of dilutive securities:
Impact to General Partner's interest in Operating Partnership from all dilutive securities and options	209	313	415

Net Income available to Common Stockholders — Diluted	$422,726	$436,477	$486,560

Weighted Average Shares Outstanding — Basic	225,332,593	222,998,313	221,024,096
Effect of stock options	551,057	778,471	903,255

Weighted Average Shares Outstanding — Diluted	225,883,650	223,776,784	221,927,351

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

5.    Per Share Data (Continued)

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

            On October 1, 2008, we refinanced Mall of New Hampshire, a joint venture property in which we own a 49.14% interest, with a $136.7 million, 6.23% fixed-rate mortgage that matures October 5, 2015. The balances of the two previous mortgages, which were repaid, were $93.5 million and $7.8 million and bore interest at a fixed rate of 6.96% and 8.53%, respectively. We received our share of the excess refinancing proceeds of approximately $18.7 million on the closing of the new mortgage loan.

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

            We may enter into treasury lock agreements as part of an anticipated debt issuance. If the anticipated transaction does not occur, the cost is charged to consolidated net income. Upon completion of the debt issuance, the cost of these instruments is recorded as part of accumulated other comprehensive income and is amortized to interest expense over the life of the debt agreement.

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

10. Equity

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

10. Equity (Continued)

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

Temporary Equity

            As discussed in Note 3, as a result of the retrospective adoption of SFAS 160 and the application of EITF D-98, we classify as temporary equity those securities for which there is the possibility that we could be required to redeem the security for cash irrespective of the probability of such a possibility. As a result, we reclassified one series of preferred stock from permanent equity, and we maintained in temporary equity several series of preferred units of the Operating Partnership. Each of these securities that are classified in temporary equity are discussed below.

            Series I 6% Convertible Perpetual Preferred Stock.    This series of preferred stock was issued in connection with our acquisition of Chelsea Property Group in 2004. The terms of this series of preferred stock are substantially identical to those of the related series of 6% Series I Convertible Perpetual Preferred Units described below. During 2008, holders exchanged 22,400 preferred units for an equal number of shares of preferred stock. In prior years, 1,093,042 preferred units had been exchanged for an equal number of shares of preferred stock. Dividends accrue quarterly at an annual rate of 6% per share. On or after October 14, 2009, we can redeem the preferred stock, in whole or in part, for cash only equal to the liquidation preference ($50.00 per share) plus accumulated and unpaid dividends. However, if the redemption date falls between the record date and the preferred stock dividend payment date, the redemption price will be the liquidation preference only. The redemption may occur only if, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before notice of redemption is issued, the closing price per share of the common stock exceeds 130% of the applicable redemption price. This series of preferred stock is also convertible into common stock by the holder upon the occurrence of a conversion triggering event. A conversion triggering event includes the following: (a) if we call the preferred stock for redemption; or, (b) if we are a party to a consolidation, merger, share exchange, or sale of all or substantially all of our assets; or, (c) if during any fiscal quarter after the fiscal quarter ending December 31, 2004, the closing sale price of the common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 125% of the applicable conversion price. If the closing trigger price condition is not met at the end of any quarter, then conversions are not permitted in the following quarter. This series of preferred stock can also be put to us for cash upon the occurrence of a change of control event, which would include a change in the majority of our directors that occurs over a two year period. As a result, this series of preferred stock is classified outside permanent equity because such a change in Board composition could be deemed outside our control. The carrying amount of the Series I Preferred Stock of $379,513 and $700,247 as of December 31, 2008 and 2007, respectively, is equal to its liquidation value, which is the amount payable upon the occurrence of such event.

            As of December 31, 2008, the conversion trigger price of $77.88 was not met and as a result conversion of each share of this series of preferred stock into shares of common stock is not permitted through March 31, 2009. However, holders of Series I 6% Convertible Perpetual Preferred Stock had the right to convert their shares into shares of common stock during the year ended December 31, 2008. A total of 6,437,072 shares of Series I preferred stock were converted into 5,151,776 shares of common stock for the year then ended.

            Limited Partners' Preferred Interests in the Operating Partnership and Other Noncontrolling Redeemable Interests in Properties.    The following table summarizes each series of preferred units of the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as of December 31. The noncontrolling redeemable interests in properties are more fully discussed in Note 3. The redemption features of each of these series of preferred units of the Operating Partnership contain provisions which could require us to settle the redemption in cash. As a

Simon Property Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts and where indicated as in millions or billions)

10. Equity (Continued)

result, these series of preferred units in the Operating Partnership, along with the noncontrolling redeemable interests in properties, remain classified outside permanent equity.

	2008	2007
6% Series I Convertible Perpetual Preferred Units, 19,000,000 units authorized, 1,518,371 and 3,034,675 issued and outstanding	$75,919	$151,734
7.75% / 8.00% Cumulative Redeemable Preferred Units, 900,000 shares authorized, 850,698 issued and outstanding	85,070	85,070
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	25,537	25,537
8.00% Cumulative Redeemable Preferred Units, 2,700,000 units authorized, 1,356,814 and 1,418,307 issued and outstanding	40,704	42,549

	227,230	304,890
Other noncontrolling redeemable interests in properties	49,378	44,264

Limited partners' preferred interest in the Operating Partnership and other noncontrolling redeemable interests in properties	$276,608	$349,154

            6% Series I Convertible Perpetual Preferred Units.    This series of preferred units accrues cumulative quarterly distributions at $3.00 per unit. The preferred units are exchangeable for shares of Series I preferred stock on a one for one basis or, at Simon's option, may be settled in cash. In 2008, holders exchanged 22,400 preferred units of this series for an equal number of shares of Series I preferred stock. Additionally, 1,493,904 preferred units were converted into 1,187,238 common units. The preferred units have terms that are substantially identical to the Series I preferred stock.

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

            7.50% Cumulative Redeemable Preferred Units.    This series of preferred units accrues cumulative quarterly distributions at a rate of $7.50 annually. The Operating Partnership may redeem the preferred units on or after November 10, 2013, unless there is the occurrence of certain tax triggering events such as death of the initial holder, or the transfer of any units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of our common stock at our election. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the option of the Operating Partnership in either cash or shares of common stock.

            8.00% Cumulative Redeemable Preferred Units.    This series of preferred units accrues cumulative quarterly distributions at a rate of $2.40 annually. The preferred units are paired with one 7.00% preferred unit or with the number of Units into which the 7.00% preferred units may be converted. The Operating Partnership may redeem the preferred units at their liquidation value ($30.00 per preferred unit) plus accrued and unpaid distributions on or after August 27, 2009, payable in either a new series of preferred units having the same terms as the preferred units, except that the distribution rate would be reset to a then determined market rate, or in Units. The preferred units are

Simon Property Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts and where indicated as in millions or billions)

10. Equity (Continued)

convertible at the holders' option on or after August 27, 2004, into shares of Series D preferred stock or Units. In the event of the death of a holder of the preferred units, or the occurrence of certain tax triggering events applicable to a holder, the Operating Partnership may be required to redeem the preferred units owned by such holder at their liquidation value payable at the option of the Operating Partnership in either cash or fully registered shares of our common stock. During 2008, 61,493 of the preferred units were redeemed for $1.8 million in cash.

Permanent Equity

            Preferred Stock.    We have the following series of preferred stock that were previously issued, but had no shares outstanding at the end of 2008 and 2007: Series B 6.5% Convertible Preferred Stock (5,000,000 shares); Series C 7.00% Cumulative Convertible Preferred Stock (2,700,000 shares); Series D 8.00% Cumulative Redeemable Preferred Stock (2,700,000 shares); Series E 8.00% Cumulative Redeemable Preferred Stock (1,000,000 shares); Series F 8.75% Cumulative Redeemable Preferred Stock (8,000,000 shares); Series G 7.89% Cumulative Step-Up Premium Rate Preferred Stock (3,000,000 shares); Series H Variable Rate Preferred Stock (4,530,000 shares); Series K Variable Rate Redeemable Preferred Stock (8,000,000 shares); and Series L Variable Rate Redeemable Preferred Stock (6,000,000 shares).

            Dividends on all series of preferred stock are calculated based upon the preferred stock's preferred return multiplied by the preferred stock's corresponding liquidation value. The Operating Partnership pays preferred distributions to us equal to the dividends we pay on the preferred stock issued.

            Series C 7.00% Cumulative Convertible Preferred Stock and Series D 8.00% Cumulative Redeemable Preferred Stock.    We issued these two series of preferred stock in 1999 to facilitate the possible conversion of two related series of preferred units: 7.00% Cumulative Convertible Preferred Units (classified as noncontrolling interests) and the 8.00% Cumulative Redeemable Preferred Units (classified as temporary equity). Each of these series of preferred stock has terms that are substantially identical to the related series of preferred units. There are no shares of either series currently outstanding.

            Series J 8 3/8% Cumulative Redeemable Preferred Stock.    We issued this series of preferred stock in 2004 to replace a series of Chelsea preferred stock. Dividends accrue quarterly at an annual rate of 8 3/8% per share. We can redeem this series, in whole or in part, on and after October 15, 2027 at a redemption price of $50.00 per share, plus accumulated and unpaid dividends. This preferred stock was issued at a premium of $7,553 as of the date of our acquisition of Chelsea. The unamortized premium included in the carrying value of the preferred stock at December 2008 and 2007 was $6,185 and $6,514, respectively.

Noncontrolling Interests

            The following series of preferred units are included in noncontrolling interests due to the ability for the Operating Partnership to settle the redemption in either cash or units at its election. The noncontrolling interests in the consolidated balance sheets also include the third parties' nonredeemable minority holdings in properties that we consolidate but do not wholly-own and the limited partners' common interest in the Operating Partnership due to our ability to settle any redemption in cash or common stock at our election. These noncontrolling interests are classified as permanent equity in connection with our adoption of SFAS 160 as discussed in Note 3.

            7.00% Cumulative Convertible Preferred Units.    This series of preferred units accrues cumulative quarterly distributions at a rate of $1.96 annually. The preferred units are convertible at the holders' option on or after August 27, 2004, into either an equal number of shares of Series C preferred stock or Units of the Operating Partnership at a ratio of 0.75676 Units to each preferred unit provided that the closing stock price of the common stock exceeds $37.00 for any three consecutive trading days prior to the conversion date. The Operating Partnership may redeem the preferred units at their liquidation value ($28.00 per unit) plus accrued and unpaid distributions on or after August 27, 2009, by issuing Units. In the event of the death of a holder of the preferred units, or the occurrence of certain tax triggering events applicable to a holder, the Operating Partnership may be required to redeem the preferred units at the liquidation value payable at the option of the Operating Partnership in either cash or shares of common stock. During 2008, holders converted 6,583 preferred units into 4,981 Units. The balance of noncontrolling

Simon Property Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts and where indicated as in millions or billions)

10. Equity (Continued)

interests related to this series of preferred units totalled $2,639 and $2,823 at December 31, 2008 and 2007, respectively.

Other Equity Activity

            Notes Receivable from Former CPI Stockholders.    Notes receivable of $17,199 from stockholders of an entity are reflected as a deduction from capital in excess of par value in the consolidated statements of equity in the accompanying financial statements. The notes do not bear interest and become due at the time the underlying shares are sold.

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

            Once vested, the delivery of the shares of restricted stock (including reinvested dividends) is deferred under our Director Deferred Compensation Plan until the director retires, dies or becomes disabled or otherwise no longer serves as a director. The directors may vote and are entitled to receive dividends on the underlying shares; however, any dividends on the shares of restricted stock must be reinvested in shares of common stock and held in the deferred compensation plan until the shares of restricted stock are delivered to the former director.

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

10. Equity (Continued)

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

10. Equity (Continued)

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

Limited Life Partnerships

            FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150) establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. We have certain transactions, arrangements, or financial instruments that have been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the finite life of certain joint venture arrangements. However, SFAS 150 requires disclosure of the estimated settlement value of these non-controlling interests. As of December 31, 2008 and 2007, the estimated settlement value of these non-controlling interests was approximately $130 million and $145 million, respectively. The noncontrolling interest amount recognized as a liability on the consolidated balance sheets related to these noncontrolling interests was approximately $23 million as of December 31, 2008 and 2007.

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

13. Recently Issued Accounting Pronouncements

            In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired, and that costs of acquisition be expensed as incurred. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS 141(R) to have a significant impact on our results of operations or financial position.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Total revenue	$895,298	$922,947	$935,594	$1,029,316
Operating income	351,775	379,038	383,351	445,373
Consolidated income from continuing operations	129,022	114,353	159,736	196,449
Net income available to common stockholders	87,933	76,572	112,809	145,203
Income from continuing operations per share — Basic	$0.39	$0.34	$0.50	$0.64
Net income per share — Basic	$0.39	$0.34	$0.50	$0.64
Income from continuing operations per share — Diluted	$0.39	$0.34	$0.50	$0.64
Net income per share — Diluted	$0.39	$0.34	$0.50	$0.64
Weighted average shares outstanding	223,455,345	224,982,539	225,356,074	227,512,179
Diluted weighted average shares outstanding	224,071,920	225,571,345	225,925,532	227,909,356
2007
Total revenue	$852,141	$855,932	$907,145	$1,035,581
Operating income	348,809	333,343	378,446	473,434
Consolidated income from continuing operations	146,819	98,176	239,269	190,341
Net income available to common stockholders	98,381	59,917	164,937	112,929
Income from continuing operations per share — Basic	$0.44	$0.27	$0.77	$0.60
Net income per share — Basic	$0.44	$0.27	$0.74	$0.51
Income from continuing operations per share — Diluted	$0.44	$0.27	$0.77	$0.60
Net income per share — Diluted	$0.44	$0.27	$0.74	$0.51
Weighted average shares outstanding	222,443,434	223,399,287	223,103,314	223,015,421
Diluted weighted average shares outstanding	223,300,903	224,236,142	223,848,882	223,688,665

Part IV

Item 15. Exhibits and Financial Statement Schedules

		Page No.
(1)	Consolidated Financial Statements

	Simon Property Group, Inc. and Subsidiaries' consolidated financial statements and independent registered public accounting firm's report are set forth in Item 8 of this Annual Report on Form 10-K/A and are incorporated herein by reference.
(2)	Financial Statement Schedule
	Simon Property Group, Inc. and Subsidiaries Schedule III — Schedule of Real Estate and Accumulated Depreciation	68
	Notes to Schedule III	75
(3)	Exhibits
	The Exhibit Index attached hereto is hereby incorporated by reference to this Item. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K/A.	76

Exhibit No.
12.1	Statement regarding computation of ratios.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
By	/s/ STEPHEN E. STERRETT Stephen E. Sterrett Executive Vice President and Chief Financial Officer

May 1, 2009

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

10.3

Amendment to Credit Agreement among Simon Property Group, L.P., the Institutions named therein as Lenders and the Institutions named therein as Co-Agents, dated October 4, 2007 (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K).

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

12.1	Statement regarding computation of ratios.
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 12.1 of the Registrant's 2008 Form 10-K).
23.1	Consent of Ernst & Young LLP.

Exhibits
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

Printed on recycled paper