Form 10-Q
period 2010-06-30
SIMON PROPERTY GROUP INC /DE/
filed 2010-08-06
CIK 1063761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).            Yes ☐            No ☒

As of June 30, 2010, Simon Property Group, Inc. had 292,811,971 shares of common stock, par value $0.0001 per share and 8,000 shares of Class B common stock, par value $0.0001 per share outstanding.

Simon Property Group, Inc. and Subsidiaries

Form 10-Q

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	June 30, 2010	December 31, 2009
ASSETS:
Investment properties, at cost	$25,296,870	$25,336,189
Less — accumulated depreciation	7,243,311	7,004,534

	18,053,559	18,331,655
Cash and cash equivalents	2,293,242	3,957,718
Tenant receivables and accrued revenue, net	343,588	402,729
Investment in unconsolidated entities, at equity	1,404,367	1,468,577
Deferred costs and other assets	1,168,360	1,155,587
Note receivable from related party	661,500	632,000

Total assets	$23,924,616	$25,948,266

LIABILITIES:
Mortgages and other indebtedness	$17,071,022	$18,630,302
Accounts payable, accrued expenses, intangibles, and deferred revenues	920,778	987,530
Cash distributions and losses in partnerships and joint ventures, at equity	346,177	457,754
Other liabilities and accrued dividends	178,141	159,345

Total liabilities	18,516,118	20,234,931

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	82,997	125,815
Series I 6% convertible perpetual preferred stock, 19,000,000 shares authorized, 0 and 8,091,155 issued and outstanding, respectively, at liquidation value	—	404,558
EQUITY:
Stockholders' equity
Capital stock (850,000,000 total shares authorized, $.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding, with a liquidation value of $39,847	45,540	45,704
Common stock, $.0001 par value, 511,990,000 shares authorized, 296,815,422 and 289,866,711 issued and outstanding, respectively	30	29
Class B common stock, $.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	7,934,140	7,547,959
Accumulated deficit	(3,154,723)	(2,955,671)
Accumulated other comprehensive loss	(69,134)	(3,088)
Common stock held in treasury at cost, 4,003,451 and 4,126,440 shares, respectively	(166,436)	(176,796)

Total stockholders' equity	4,589,417	4,458,137
Noncontrolling interests	736,084	724,825

Total equity	5,325,501	5,182,962

Total liabilities and equity	$23,924,616	$25,948,266

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE:
Minimum rent	$580,157	$567,633	$1,151,767	$1,139,047
Overage rent	14,477	13,493	27,688	25,993
Tenant reimbursements	255,693	257,532	511,621	516,294
Management fees and other revenues	28,349	30,055	56,917	60,706
Other income	54,890	34,899	110,644	80,064

Total revenue	933,566	903,612	1,858,637	1,822,104

EXPENSES:
Property operating	101,234	106,836	200,002	212,983
Depreciation and amortization	234,190	251,685	463,099	508,022
Real estate taxes	78,658	83,076	168,387	171,319
Repairs and maintenance	20,605	20,186	44,350	42,774
Advertising and promotion	22,282	19,823	41,118	38,329
Provision for credit losses	4,487	7,066	1,036	20,081
Home and regional office costs	26,744	26,670	44,059	52,833
General and administrative	5,627	5,310	10,739	9,358
Impairment charge	—	140,478	—	140,478
Transaction expenses	11,269	—	14,969	—
Other	13,003	17,784	28,495	37,013

Total operating expenses	518,099	678,914	1,016,254	1,233,190

OPERATING INCOME	415,467	224,698	842,383	588,914
Interest expense	(261,463)	(244,443)	(525,422)	(470,479)
Loss on extinguishment of debt	—	—	(165,625)	—
Income tax benefit of taxable REIT subsidiaries	510	143	308	2,666
Income from unconsolidated entities	10,614	5,494	28,196	11,039
Gain on sale or disposal of assets and interests in unconsolidated entities	20,024	—	26,066	—

CONSOLIDATED NET INCOME (LOSS)	185,152	(14,108)	205,906	132,140
Net income attributable to noncontrolling interests	33,313	123	39,084	33,074
Preferred dividends	(665)	6,529	4,945	13,058

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$152,504	$(20,760)	$161,877	$86,008

BASIC EARNINGS PER COMMON SHARE:
Net income (loss) attributable to common stockholders	$0.52	$(0.08)	$0.56	$0.34

DILUTED EARNINGS PER COMMON SHARE:
Net income (loss) attributable to common stockholders	$0.52	$(0.08)	$0.56	$0.34

Consolidated Net Income (Loss)	$185,152	$(14,108)	$205,906	$132,140
Unrealized gain (loss) on interest rate hedge agreements	15,368	13,198	19,980	(11,229)
Net loss on derivative instruments reclassified from accumulated other comprehensive loss into interest expense	(3,945)	(3,537)	(7,785)	(7,047)
Currency translation adjustments	(14,610)	7,590	(23,510)	(5,233)
Changes in available-for-sale securities and other	(46,762)	190,030	(67,952)	166,603

Comprehensive income	135,203	193,173	126,639	275,234
Comprehensive income attributable to noncontrolling interests	38,202	41,041	39,084	63,218

Comprehensive income attributable to common stockholders	$97,001	$152,132	$87,555	$212,016

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$205,906	$132,140
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	474,079	511,832
Loss on debt extinguishment	165,625	—
Impairment charge	—	140,478
Gain on sale or disposal of assets and interests in unconsolidated entities	(26,066)	—
Straight-line rent	(10,545)	(14,482)
Equity in income of unconsolidated entities	(28,196)	(11,039)
Distributions of income from unconsolidated entities	48,584	53,922
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	68,113	86,919
Deferred costs and other assets	(96,022)	(26,856)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(24,317)	14,713

Net cash provided by operating activities	777,161	887,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(56,383)	—
Funding of loans to related parties	(29,500)	(70,000)
Repayments on loans to related parties	—	4,700
Capital expenditures, net	(128,678)	(239,711)
Net proceeds from sale of assets	5,811	—
Investments in unconsolidated entities	(155,236)	(12,988)
Purchase of marketable and non-marketable securities	(13,695)	(134,391)
Sale of marketable securities	26,175	—
Distributions of capital from unconsolidated entities and other	53,639	68,448

Net cash used in investing activities	(297,867)	(383,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other	3,472	1,639,579
Preferred stock redemptions	(10,994)	(87,689)
Distributions to noncontrolling interest holders in properties	(11,693)	(15,129)
Contributions from noncontrolling interest holders in properties	352	2,704
Preferred distributions of the Operating Partnership	(1,358)	(8,329)
Preferred dividends and distributions to stockholders	(352,154)	(67,361)
Distributions to limited partners	(69,764)	(11,889)
Loss on debt extinguishment	(165,625)	—
Mortgage and other indebtedness proceeds, net of transaction costs	2,296,533	2,203,016
Mortgage and other indebtedness principal payments	(3,832,539)	(2,303,700)

Net cash (used in) provided by financing activities	(2,143,770)	1,351,202

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,664,476)	1,854,887
CASH AND CASH EQUIVALENTS, beginning of period	3,957,718	773,544

CASH AND CASH EQUIVALENTS, end of period	$2,293,242	$2,628,431

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

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of June 30, 2010, we owned or held an interest in 318 income-producing properties in the United States, which consisted of 161 regional malls, 42 Premium Outlets, 66 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or the Mills acquisition, and 13 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of June 30, 2010, we had ownership interests in 52 European shopping centers (France, Italy and Poland), eight Premium Outlets in Japan, one Premium Outlet in Mexico, and one Premium Outlet in South Korea. On July 15, 2010, as discussed in Note 11, we and our joint venture partner sold our collective interests in Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, which owned seven shopping centers located in France and Poland. We have also entered into a definitive agreement to acquire a portfolio of 21 outlet shopping centers as described in Note 9.

2.         Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

            As of June 30, 2010, we consolidated 198 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 164 properties, or the joint venture properties, using the equity method of accounting. We manage the day-to-day operations of 93 of the 164 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Europe, Japan, Mexico, and Korea comprise 62 of the remaining 71 properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, which acquired The Mills Corporation and its wholly-owned subsidiary, The Mills Limited Partnership, collectively Mills, in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity (VIE) and that Farallon Capital Management, L.L.C., or Farallon, our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

            We allocate net operating results of the Operating Partnership after preferred distributions to third parties and to us based on the partners' respective weighted average ownership interests in the Operating Partnership. Net operating results of the Operating Partnership attributed to third parties are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in the Operating Partnership was 83.3% and 81.6%

for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, our ownership interest in the Operating Partnership was 83.3% and 83.2%, respectively. We adjust the limited partners' interests at the end of each period to reflect their interest in the Operating Partnership.

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

3.         Significant Accounting Policies

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. Our gift card programs are administered by banks. We collect gift card funds at the point of sale and then remit those funds to the banks for further processing. As a result, cash and cash equivalents, as of June 30, 2010, include a balance of $35.7 million related to these gift card programs which we do not consider available for general working capital purposes. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of FDIC and SIPC insurance limits.

  Marketable and Non-Marketable Securities

            Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available-for-sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties that have been sold.

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

            Our investment in shares of common stock of Liberty International PLC, or Liberty, was also accounted for as an available-for-sale security. Effective at the close of business May 7, 2010, Liberty completed a demerger in which it was separated into two companies, Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC. Liberty shareholders acquired the same number of shares of CSCG and CAPC as they owned in Liberty. Our interests in CSCG and CAPC are adjusted to their quoted market price, including a related foreign exchange component. On May 7, 2010 we owned 35.4 million shares of Liberty at a carrying cost of £4.52 per share. As a result of the demerger of Liberty, at June 30, 2010, we owned 35.4 million shares of CSCG at a carrying cost of £3.03 per share, and 35.4 million shares of CAPC at a carrying cost of £0.94 per share. The mark-to-market adjustment from March 31, 2010 through June 30, 2010 was a $44.9 million decrease in the value of our investments with a corresponding adjustment in other comprehensive income (loss). The carrying value of our investments in CSCG and CAPC was $166.0 million and $57.8 million, respectively, at June 30, 2010. Our aggregate net unrealized loss on these investments was approximately $8.0 million at June 30, 2010. The carrying value of our investment in Liberty at December 31, 2009 was $290.0 million with an unrealized gain of $58.2 million.

            Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability as the amounts are fully payable to the employees that earned the compensation. Changes in value of these securities and changes to the matching liability to employees are both recognized in earnings and, as a result, there is no impact to consolidated net income. As of June 30, 2010 and December 31, 2009, we also had investments of $24.9 million and $51.7 million, respectively, which must be used to fund the debt service requirements of mortgage debt related to investment properties that previously collateralized the debt. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

            We have an investment of $70 million in a non-marketable security that we account for under the cost method. We regularly evaluate this investment for any other-than-temporary decline in its estimated fair value.

            Net unrealized (losses) gains as of June 30, 2010 and December 31, 2009 were approximately ($8.6) million and $59.4 million, respectively, and represented the valuation and related currency adjustments for our marketable securities. As of June 30, 2010, we do not consider the decline in value of any of our marketable and non-marketable securities to be an other-than-temporary impairment, as these market value declines, if any, have existed for a short period of time, and, in the case of debt securities, we have the ability and intent to hold these securities to maturity.

  Fair Value Measurements

            We hold marketable securities that total $413.4 million and $464.1 million at June 30, 2010 and December 31, 2009, respectively, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $23.0 million and $13.0 million at June 30, 2010 and December 31, 2009, respectively, and a gross asset balance of $18.1 million and $0.3 million, respectively. We also have interest rate cap agreements with a minimal asset value. Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges. Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations. Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate. Note 6 includes a discussion of the fair value of debt.

  Noncontrolling Interests and Temporary Equity

            Details of the carrying amount of our noncontrolling interests are as follows:

	As of June 30, 2010	As of December 31, 2009
Limited partners' interests in the Operating Partnership	$908,997	$892,603
Nonredeemable noncontrolling deficit interests in properties, net	(172,913)	(167,778)

Total noncontrolling interests reflected in equity	$736,084	$724,825

            Net income (loss) attributable to noncontrolling interests (which includes nonredeemable noncontrolling interests in consolidated properties, limited partners' interests in the Operating Partnership and preferred distributions of the Operating Partnership) is a component of consolidated net income. In addition, the individual components of other comprehensive income (loss) are presented in the aggregate for both controlling and noncontrolling interests, with the portion attributable to noncontrolling interests deducted to arrive at comprehensive income (loss) attributable to common stockholders.

            A rollforward of noncontrolling interests is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Noncontrolling interest, beginning of period	$705,107	$521,274	$724,825	$488,969
Net income (loss) attributable to noncontrolling interests after preferred distributions	33,173	(4,029)	37,726	24,745
Distributions to noncontrolling interestholders	(39,459)	(39,771)	(80,474)	(97,696)
Other Comprehensive income (loss) allocable to noncontrolling interests:
Unrealized gain (loss) on interest rate hedge agreements	2,598	3,083	3,802	(1,341)
Net loss on derivative instruments reclassified from accumulated comprehensive income (loss) into interest expense	(657)	(614)	(1,302)	(1,296)
Currency translation adjustments	(2,431)	1,554	(3,836)	(916)
Changes in available-for-sale securities and other	(7,842)	36,895	(11,885)	33,697

	(8,332)	40,918	(13,221)	30,144

Adjustment to limited partners' interest from increased ownership in the Operating Partnership	(9,263)	155,755	11,343	188,065
Units issued to limited partners	54,557	27,239	57,852	74,830
Units converted to common shares	(300)	(3,014)	(2,568)	(12,973)
Other	601	(2,309)	601	(21)

Noncontrolling interest, end of period	$736,084	$696,063	$736,084	$696,063

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

            As of June 30, 2010, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$693.3 million
Interest Rate Caps	3	$386.7 million

            The carrying value of our interest rate swap agreements, at fair value, is included within other liabilities and was $22.5 million and $13.0 million at June 30, 2010 and December 31, 2009, respectively. At December 31, 2009, we also had interest rate swaps with a carrying value of $0.3 million within deferred costs and other assets. The interest rate cap agreements were of no net value at June 30, 2010 and December 31, 2009 and we generally do not apply hedge accounting to these arrangements. The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $40.1 million and $52.3 million as of June 30, 2010 and December 31, 2009, respectively.

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

We entered into USD-Yen forward contracts during 2010 for an additional ¥1.7 billion that we expect to receive through October 2012 at an average exchange rate of 89.0 USD:JPY. Approximately ¥2.0 billion remains as of June 30, 2010 for both the 2009 and 2010 contracts. The June 30, 2010 liability balance related to these forwards was $0.5 million and is included in other liabilities and accrued dividends. We have reflected the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign-denominated receivables are also reflected in income and generally offset the amounts in earnings for these forward contracts. We entered into a USD-Euro forward contract during the first quarter of 2010 for approximately €95.0 million at an exchange rate of 1.41 EUR:USD as a net investment hedge. The changes in fair value of the net investment hedge, which matures on July 31, 2010, are recorded to other comprehensive income (loss), of which the total amount was $18.0 million as of June 30, 2010, and is included in deferred costs and other assets.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net Income (Loss) available to Common Stockholders — Basic	$152,504	$(20,760)	$161,877	$86,008
Effect of dilutive securities:
Impact to General Partner's interest in Operating Partnership from all dilutive securities and options	125	—	28	14

Net Income (Loss) available to Common Stockholders — Diluted	$152,629	$(20,760)	$161,905	$86,022

Weighted Average Shares Outstanding — Basic	292,323,804	268,289,545	289,241,342	251,151,636
Effect of stock options	289,931	—	302,932	259,551
Effect of contingently issuable shares from stock dividends	—	—	—	1,542,294

Weighted Average Shares Outstanding — Diluted	292,613,735	268,289,545	289,544,274	252,953,481

            For the six months ended June 30, 2010, potentially dilutive securities include stock options, convertible preferred stock, units that are exchangeable for common stock, units granted under our long-term incentive performance programs and preferred units that are convertible into common units or exchangeable for our preferred stock. The only securities that had a dilutive effect for the three and six months ended June 30, 2010 were stock options. For the six months ended June 30, 2009, the only securities that had a dilutive effect were stock options and contingently issuable shares from stock dividends. All potentially dilutive securities were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2009 because the effect of their conversion would have been anti-dilutive to net loss attributable to common stockholders. We accrue dividends when they are declared.

5.         Investment in Unconsolidated Entities

  Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 102 properties in the United States as of June 30, 2010 and 103 properties as of December 31, 2009. We also held interests in two joint ventures which owned 52 European shopping centers as of June 30, 2010 and 51 as of December 31, 2009. At June 30, 2010, we also held interests in eight joint venture properties in Japan, one joint venture property in Mexico, and one joint venture property in South Korea. We account for these joint venture properties using the equity method of accounting.

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

  Loans to SPG-FCM

            As part of the Mills acquisition, the Operating Partnership made loans to SPG-FCM and Mills which were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of preferred stock, during 2007. As of June 30, 2010 and December 31, 2009, the outstanding balance of our remaining loan to SPG-FCM was $661.5 million and $632.0 million, respectively. During the six months ended June 30, 2010 and 2009, we recorded approximately $4.8 million and $4.5 million in interest income (net of inter-entity eliminations), related to this loan, respectively. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 8, 2011, with an option to extend for one year.

  International Joint Venture Investments

            European Joint Ventures.    We conduct our international operations in Europe through joint ventures. The carrying amount of our total combined investment in these two joint venture investments was $278.3 million and $298.8 million as of June 30, 2010 and December 31, 2009, respectively, including all related components of accumulated other comprehensive income (loss). We have a 49% ownership interest in Gallerie Commerciali Italia, or GCI, and as of June 30, 2010 we held a 50% interest in Simon Ivanhoe. As discussed further in Note 11, on July 15, 2010 we and our joint venture partner, Ivanhoe Cambridge Inc., or Ivanhoe Cambridge, sold our collective interests in Simon Ivanhoe to Unibail-Rodamco.

            Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. The carrying amount of our investment in this Premium Outlet joint venture in Japan was $314.2 million and $302.2 million as of June 30, 2010 and December 31, 2009, respectively, including all related components of accumulated other comprehensive income (loss). We have a 40% ownership in these Japan Premium Outlets. As of June 30, 2010 and December 31, 2009, respectively, our investment in our Premium Outlet in Korea, for which we hold a 50% ownership interest, approximated $27.1 million and $26.1 million including all related components of accumulated other comprehensive income (loss).

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

	June 30, 2010	December 31, 2009
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,227,152	$21,555,729
Less — accumulated depreciation	4,820,356	4,580,679

	16,406,796	16,975,050
Cash and cash equivalents	802,650	771,045
Tenant receivables and accrued revenue, net	399,128	364,968
Investment in unconsolidated entities, at equity	165,048	235,173
Deferred costs and other assets	485,445	477,223

Total assets	$18,259,067	$18,823,459

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$16,069,893	$16,549,276
Accounts payable, accrued expenses, intangibles, and deferred revenue	755,785	834,668
Other liabilities	928,664	920,596

Total liabilities	17,754,342	18,304,540
Preferred units	67,450	67,450
Partners' equity	437,275	451,469

Total liabilities and partners' equity	$18,259,067	$18,823,459

Our Share of:
Partners' equity	$254,458	$316,800
Add: Excess Investment	803,732	694,023

Our net Investment in Joint Ventures	$1,058,190	$1,010,823

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$485,304	$490,889	$979,118	$957,566
Overage rent	25,159	30,358	56,337	50,937
Tenant reimbursements	230,039	239,202	464,615	476,644
Other income	52,687	40,663	98,727	78,907

Total revenue	793,189	801,112	1,598,797	1,564,054
Operating Expenses:
Property operating	155,272	162,385	309,733	311,325
Depreciation and amortization	197,047	198,025	396,084	385,488
Real estate taxes	60,586	63,385	130,699	132,774
Repairs and maintenance	26,065	24,912	53,774	50,635
Advertising and promotion	13,613	14,636	30,223	28,931
Provision for credit losses	565	4,960	1,439	15,387
Other	60,092	51,878	105,181	88,193

Total operating expenses	513,240	520,181	1,027,133	1,012,733

Operating Income	279,949	280,931	571,664	551,321
Interest expense	(218,018)	(221,269)	(435,181)	(440,420)
(Loss) income from unconsolidated entities	(602)	1,555	(1,041)	787
Gain on sale or disposal of assets (net) and interests in unconsolidated entities	39,761	—	39,761	—

Net Income	$101,090	$61,217	$175,203	$111,688

Third-Party Investors' Share of Net Income	$58,653	$41,711	$103,689	$72,890

Our Share of Net Income	42,437	19,506	71,514	38,798
Amortization of Excess Investment	(11,486)	(14,012)	(22,981)	(27,759)
Our Share of Gain on Sale or Disposal of Assets (net)	(20,337)	—	(20,337)	—

Income from Unconsolidated Entities	$10,614	$5,494	$28,196	$11,039

6.         Debt

  Unsecured Debt

            Our unsecured debt currently consists of $10.8 billion of senior unsecured notes of the Operating Partnership and $500.0 million outstanding under our unsecured revolving credit facility, or the Credit Facility. The Credit Facility has a borrowing capacity of $3.85 billion and contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The Credit Facility matures on March 31, 2013. The base interest on the Credit Facility is LIBOR plus 210 basis points and includes a facility fee of 40 basis points.

            The total outstanding balance of the Credit Facility as of June 30, 2010 was $500.0 million, and the maximum outstanding balance during the six months ended June 30, 2010 was $500.0 million. The June 30, 2010 balance included $443.0 million (U.S. dollar equivalent) of Euro and Yen-denominated borrowings. During the six months ended

June 30, 2010, the weighted average outstanding balance on the Credit Facility was approximately $456.3 million. As further discussed in Note 11, a portion of the proceeds from the sale of our interest in Simon Ivanhoe was used to repay the €167.4 million (approximately $215 million) principal balance on the Euro tranche of the Credit Facility.

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

            On June 15, 2010, the Operating Partnership repaid a $400.0 million senior unsecured note, which had a fixed rate of 4.60%.

  Secured Debt

            Total secured indebtedness was $5.7 billion and $6.6 billion at June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010, we repaid $792.8 million in mortgage loans, unencumbering three properties with a weighted average interest rate of 4.86%.

            On May 13, 2010, we acquired a property located in Barceloneta, Puerto Rico subject to an existing $75.2 million mortgage loan. The loan matures on May 1, 2014 and bears interest at LIBOR plus 225 basis points with a LIBOR floor of 1.50%.

  Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and other indebtedness, excluding those with an associated fixed to floating swap, was $14.5 billion and $16.1 billion as of June 30, 2010 and December 31, 2009, respectively. The fair values of financial instruments and our related discount rate assumptions used in the estimation of fair value for our consolidated fixed-rate mortgages and other indebtedness as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Fair value of fixed-rate mortgages and other indebtedness	$15,719	$16,580
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	5.28%	6.11%

7.         Equity

            During the first six months of 2010, we issued 166,608 shares of common stock to thirty-seven limited partners in exchange for an equal number of units.

            On May 13, 2010, the Operating Partnership issued 77,798 units to the owners of Prime Outlets Acquisition Company in connection with the acquisition of a property located in Barceloneta, Puerto Rico.

            As of the end of the first quarter of 2010 and through April 14, 2010, holders of our Series I 6% Convertible Perpetual Preferred Stock, or Series I Preferred Stock, and holders of the Operating Partnership's 6% Series I Convertible Perpetual Preferred Units, or Series I Preferred Units, could elect to convert their Series I Preferred Stock into shares of our common stock or Series I Preferred Units into units of the Operating Partnership or Series I Preferred Stock. The optional conversion election resulted from the closing sale price of our common stock exceeding the applicable trigger price per share for a period of 20 trading days in the last 30 trading days of the prior quarter. Each share of Series I Preferred Stock and Series I Preferred Unit was convertible into common stock or units at a conversion ratio of .847495.

            On March 17, 2010, we announced that we would redeem all of the outstanding shares of our Series I Preferred Stock and the Operating Partnership's Series I Preferred Units on April 16, 2010. The redemption price was equal to the liquidation value per share plus accumulated and unpaid dividends through the redemption date or $50.4917 per share or unit.

            Through the redemption date of April 16, 2010, holders of Series I Preferred Stock converted 7,871,276 shares of Series I Preferred Stock into 6,670,589 shares of our common stock and holders of Series I Preferred Units converted 1,017,480 Series I Preferred Units into 862,292 units of the Operating Partnership at a conversion ratio of .847495. We redeemed the remaining 219,879 shares of Series I Preferred Stock for $50.4917 per share for an aggregate cash redemption payment of $11.1 million including accrued dividends.

  Stock Based Compensation

            The Compensation Committee of our Board of Directors, or the Board, awarded 1,449 shares of restricted stock as part of the 2008 stock incentive program created under The Simon Property Group, L.P. 1998 Stock Incentive Plan, or the Plan, to employees on April 1, 2010 at a fair market value of $85.01 per share, and a special award of 113,403 on March 16, 2010 at a fair market value of $84.18 per share. On May 6, 2010, our non-employee Directors were awarded 8,137 shares of restricted stock under the Plan at a fair market value of $84.88 per share. The fair market value of the restricted stock awarded on March 16 and April 1, 2010 is being recognized as expense over the four-year vesting service period. The fair market value of the restricted stock awarded on May 6, 2010 is being recognized as expense over a one-year vesting service period. We issued shares held in treasury to make the awards.

            On March 16, 2010, the Compensation Committee of our Board approved a Long-Term Incentive Performance Program, or LTIP Program, for certain of our senior executive officers. Awards under the LTIP Program take the form of LTIP Units, a form of limited partnership interest issued by the Operating Partnership. Awarded LTIP Units will be forfeited, in whole or in part, depending on the extent to which our total stockholder return, or TSR, as defined, over the performance period exceeds certain performance targets. During the performance period, participants are entitled to receive 10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP awards as participating securities under the two-class method of computing earnings per share. Awarded LTIP Units will be considered earned depending upon the extent to which the applicable TSR benchmarks are achieved during the performance period and, once earned, will become the equivalent of units of limited partnership interest of the Operating Partnership after a two year service-based vesting period, beginning after the end of the performance period. Units are exchangeable for shares of our common stock on a one-for-one basis, or cash, as selected by us.

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

            The awards made pursuant to the 2010 LTIP Programs have an aggregate grant date fair value, adjusted for estimated forfeitures and as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, of $7.2 million for the one-year program, $14.8 million for the two-year program and $23.0 million for the three-year program. Grant date fair value was estimated based upon the results of a Monte Carlo model, and the resulting expense will be recorded regardless of whether the TSR benchmarks are achieved. The grant date fair value is being amortized into expense over the period from the grant date to the date at which the awards, if any, become vested. During the six months ended June 30, 2010, we recognized $6.2 million of compensation expense under the LTIP Programs.

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2010	$45,704	$29	$(3,088)	$7,547,959	$(2,955,671)	$(176,796)	$724,825	$5,182,962
Conversion of limited partner units				2,568			(2,568)	—
Series I preferred unit conversion to limited partner units							50,874	50,874
Series I preferred stock conversion to common stock		1		393,563				393,564
Issuance of limited partner units							6,978	6,978
Other	(164)			1,393	(13,720)	10,360	601	(1,530)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership				(11,343)			11,343	—
Distributions to common shareholders and limited partners, excluding Operating Partnership preferred interests					(352,154)		(69,764)	(421,918)
Distributions to other noncontrolling interest partners							(10,710)	(10,710)
Comprehensive income, excluding preferred distributions on temporary equity preferred units of $1,358			(66,046)		166,822		24,505	125,281

June 30, 2010	$45,540	$30	$(69,134)	$7,934,140	$(3,154,723)	$(166,436)	$736,084	$5,325,501

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

  Guarantees of Indebtedness

            Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2010, the Operating Partnership had guaranteed $48.0 million of the total joint venture related mortgage or other indebtedness of $6.6 billion then outstanding.

9.         Real Estate Acquisitions and Dispositions

            During the six months ended June 30, 2010, we disposed of one regional mall, one community center, two other retail properties, a non-retail building and our interest in an international joint venture property for an aggregate net gain of $26.1 million.

            During the six months ended June 30, 2010, we completed two acquisitions. On May 13, 2010, we acquired a property located in Barceloneta, Puerto Rico from Prime Outlets Acquisition Company and on May 28, 2010, we acquired an additional interest of approximately 19% in Houston Galleria, located in Houston, Texas thereby increasing our interest from 31.5% to 50.4%. The total cost of the acquisitions was approximately $385 million, including the assumption of existing indebtedness.

            We entered into a definitive agreement in December 2009 to acquire a portfolio of outlet shopping centers from Prime Outlets Acquisition Company and certain of its affiliated entities, subject to existing fixed rate indebtedness and outstanding preferred stock. Our definitive agreement was subsequently amended to allow for the acquisition of Prime's operating shopping center in Barceloneta, Puerto Rico, and to remove one of Prime's operating properties and two of its development sites from the transaction. The portfolio to be acquired from Prime consists of 21 outlet centers located primarily in major metropolitan markets (including the asset in Puerto Rico which we acquired on May 13, 2010). We will pay aggregate consideration consisting of cash and units of approximately $0.7 billion for the owners' interests. The acquisition is subject to several closing conditions relating to certain of the existing financing arrangements. The Federal Trade Commission is currently reviewing the transaction and we are cooperating with that review. Although we expect to acquire the remaining Prime properties later in the year, we cannot predict the outcome of the FTC review or when it will be completed.

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

11.       Subsequent Events

            On July 15, 2010, we and our partner in Simon Ivanhoe, Ivanhoe Cambridge, sold our collective interests in Simon Ivanhoe which owned seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners received net consideration of €422.5 million for their interests after the repayment of all joint venture debt, subject to certain post-closing adjustments. Our share of the gain on sale of our interests in Simon Ivanhoe is approximately $280 million. A portion of the proceeds were used to repay the €167.4 million (approximately $215 million) principal balance on the Euro tranche of the Credit Facility.

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

            We own, develop, and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of June 30, 2010, we owned or held an interest in 318 income-producing properties in the United States, which consisted of 161 regional malls, 42 Premium Outlets, 66 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or Mills, and 13 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of June 30, 2010, we had ownership interests in 52 European shopping centers (France, Italy and Poland), eight Premium Outlets in Japan, one Premium Outlet in Mexico, and one Premium Outlet in South Korea. On July 15, 2010, we and our joint venture partner sold our collective interests in Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, which owned seven shopping centers located in France and Poland. We also have entered into a definitive agreement to acquire a portfolio of 21 outlet shopping centers as described in Note 9 of the notes to the accompanying financial statements.

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

            We focus on high quality real estate across the retail real estate spectrum. We expand or renovate to enhance profitability and market share of existing assets when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in metropolitan areas that exhibit strong population and economic growth.

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

  Results Overview

            Diluted earnings per common share increased $0.22 during the first six months of 2010, or 64.7%, to $0.56 from $0.34 for the same period last year. Significant factors contributing to the year-over-year change included:

  •
  improved operating performance and favorable movement of core business fundamentals,

  •
  a gain on sale of assets and interests in unconsolidated entities of $26.1 million, or $0.07 per diluted share,

  •
  a $140.5 million, or $0.45 per diluted share, other-than-temporary impairment charge related to our investment in Liberty International PLC, or Liberty, recorded in the first six months of 2009 due to the significance and duration of the decline in quoted fair value, including related currency exchange component, below the carrying value of the securities, and

  •
  a $165.6 million, or $0.48 per diluted share, debt extinguishment charge recorded during the first quarter of 2010 related to our senior unsecured notes tender offer.

            Core business fundamentals during the first six months of 2010 improved from the difficult economic environment that existed during the first six months of 2009. Comparable sales per square foot, or psf, increased to $474 psf, or 3.9%, for our Regional Malls and Premium Outlets. Average base rents increased 0.3% to $38.62 psf as of June 30, 2010, from $38.49 psf as of June 30, 2009. Leasing spreads remained positive as we were able to lease available square feet at higher rents than the expiring rental rates resulting in a leasing spread of $0.50 psf as of June 30, 2010, representing a 1.2% increase over expiring rents. Occupancy was 93.1% as of June 30, 2010, as compared to 92.3% as of June 30, 2009, an increase of 80 basis points.

            Our effective overall borrowing rate at June 30, 2010 increased 13 basis points to 5.70% as compared to 5.57% at June 30, 2009. This increase was primarily due to an increase in our effective overall borrowing rate on variable rate debt of 62 basis points (1.83% at June 30, 2010 as compared to 1.21% at June 30, 2009) as a result of increased borrowing spreads and LIBOR floors. This increase was offset in part by a $941.5 million decrease in our portfolio of fixed rate debt. At June 30, 2010, the weighted average years to maturity of our consolidated indebtedness was approximately 5.6 years as compared to December 31, 2009 of approximately 4.1 years. Our financing activities for the six months ended June 30, 2010, included:

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

  •
  increasing our borrowings on our unsecured revolving credit facility, or Credit Facility, to $500.0 million during the six months ended June 30, 2010.

  •
  redeeming a $300.0 million maturing unsecured note which had a fixed rate of 4.875%.

  •
  redeeming a $400.0 million maturing unsecured note which had a fixed rate of 4.60%.

  •
  unencumbering three properties by repaying $792.8 million in mortgage loans with a weighted average interest rate of 4.86%.

  •
  acquiring a property located in Barceloneta, Puerto Rico on May 13, 2010 subject to an existing $75.2 million variable-rate mortgage, which matures on May 1, 2014 and bears interest at a rate of LIBOR plus 225 basis points with a LIBOR floor of 1.50%.

  United States Portfolio Data

            The portfolio data discussed in this overview includes the following key operating statistics: occupancy, average base rent per square foot, and comparable sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. For comparative purposes, we separate the information below related to community/lifestyle centers, the Mills properties and Mills Regional Malls, from our other U.S. operations. We also do not include any properties located outside of the United States. The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	June 30, 2010	June 30, 2009	%/basis point Change(1)
U.S. Regional Malls and Premium Outlets:
Occupancy
Consolidated	93.7%	92.8%	+90 bps
Unconsolidated	91.2%	90.9%	+30 bps
Total Portfolio	93.1%	92.3%	+80 bps
Average Base Rent per Square Foot
Consolidated	$37.11	$36.83	0.8%
Unconsolidated	$43.23	$43.41	-0.4%
Total Portfolio	$38.62	$38.49	0.3%
Comparable Sales Per Square Foot
Consolidated	$466	$449	2.2%
Unconsolidated	$504	$481	3.5%
Total Portfolio	$474	$456	3.9%
The Mills®:
Occupancy	93.5%	90.9%	+260 bps
Average Base Rent per Square Foot	$19.57	$19.77	-1.0%
Comparable Sales per Square Foot	$379	$369	2.7%
Mills Regional Malls:
Occupancy	88.8%	88.4%	+40 bps
Average Base Rent per Square Foot	$35.10	$36.77	-4.5%
Comparable Sales per Square Foot	$392	$397	-1.3%
Community/Lifestyle Centers:
Occupancy	91.6%	88.5%	+310 bps
Average Base Rent per Square Foot	$13.36	$13.37	-0.1%

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

  International Property Data

            The following key operating statistics are provided for our international properties, which we account for using the equity method of accounting.

	June 30, 2010	June 30, 2009	%/basis point Change
European Shopping Centers:(1)
Occupancy	94.9%	96.0%	-110 bps
Comparable Sales per Square Foot	€381	€409	-6.8%
Average Base Rent per Square Foot	€28.00	€31.78	-11.9%
International Premium Outlets:(2)
Occupancy	99.6%	99.8%	-20 bps
Comparable Sales per Square Foot	¥90,507	¥91,528	-1.1%
Average Base Rent per Square Foot	¥4,749	¥4,723	0.6%

(1)
The June 30, 2010 statistics exclude the seven shopping centers located in France and Poland as a result of our July 15, 2010 sale of our interest in Simon Ivanhoe.

(2)
Does not include our centers in Mexico (Premium Outlets Punta Norte) or South Korea (Yeoju Premium Outlets).

Results of Operations

            In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, dispositions, property openings and other activity affected our consolidated results from continuing operations in the comparative periods:

  •
  During the first six months of 2010, we disposed of one regional mall, one community center, two other retail properties and a non-retail building.

  •
  On May 13, 2010, we acquired a property located in Barceloneta, Puerto Rico from Prime Outlets Acquisition Company.

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

            In addition to the activities discussed in "Results Overview," the following acquisitions, dispositions and property openings affected our income from unconsolidated entities in the comparative periods:

  •
  On May 28, 2010, we acquired an additional interest of approximately 19% in Houston Galleria, located in Houston, Texas thereby increasing our interest from 31.5% to 50.4%.

  •
  On April 29, 2010, Gallerie Commerciali Italia, or GCI, one of our European joint ventures in which we hold a 49% ownership interest, sold its 40% interest in Porta di Roma for €71 million.

  •
  On March 25, 2010, GCI opened Catania, a 642,000 square foot shopping center in Sicily, Italy.

  •
  On March 2, 2010, GCI opened Argine, a 300,000 square foot shopping center in Naples, Italy.

  •
  On July 9, 2009, Chelsea Japan Company, Ltd., the joint venture which operates the Japanese Premium Outlets in which we have a 40% ownership interest, opened Ami Premium Outlets located in Ami, Japan.

            For the purposes of the following comparison between the six months ended June 30, 2010 and 2009, the above transactions are referred to as the "property transactions." In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout the periods in both 2010 and 2009.

  Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

            Minimum rents increased $12.5 million during the 2010 period, of which the property transactions accounted for $3.8 million of the increase. Comparable rents increased $8.7 million, or 1.5%. This was primarily due to an increase in minimum rents of $7.9 million due to occupancy gains, a $1.7 million increase in straight-line rents and an increase in rents from carts, kiosks, and other temporary tenants of $0.4 million, offset by a $1.3 million decrease in comparable property activity, primarily attributable to a decline in the fair market value of in-place lease amortization.

            Management fees and other revenues decreased $1.7 million principally as a result of decreased fee revenue due to the reduced level of development activity in 2010.

            Total other income increased $20.0 million, and was principally the result of the following:

  •
  an increase in lease settlement income of $12.8 million and

  •
  an increase in interest income of $9.8 million,

  •
  offset by a decrease in other net activity of $2.6 million, primarily due to land sale activity and one-time fees from our international joint ventures recognized in 2009.

            Property operating costs decreased $5.6 million, or 5.2%, primarily related to lower utility costs resulting from our cost control and reduction initiatives.

            Depreciation and amortization expense decreased $17.5 million due to the impact of the acceleration of depreciation for certain properties scheduled for redevelopment, offset by a slight increase as a result of openings and expansion activity.

            The provision for credit losses decreased $2.6 million due to a reduction in the number of tenants in default and a decrease in the number of tenants in bankruptcy proceedings compared to the second quarter of 2009.

            During the quarter ended June 30, 2009, we recognized a non-cash charge of $140.5 million representing the other-than-temporary impairment in the fair value of our investment in Liberty.

            During the quarter ended June 30, 2010, we incurred $11.3 million in transaction expenses related to costs associated with actual and potential acquisition related activities.

            Other expenses decreased $4.8 million due to decreased professional fees, including legal fees and related costs, and a decrease in foreign currency losses related to receivable revaluations due to fluctuations in exchange rates.

            Interest expense increased $17.0 million primarily related to the Operating Partnership's issuance of unsecured notes totaling $2.3 billion on January 25, 2010 and $600 million in August 2009 and the result of new or refinanced debt at several properties, offset by the impact of the unsecured notes acquired in the January 2010 tender offer, and the mortgage loans that were repaid.

            Income from unconsolidated entities increased $5.1 million primarily due to favorable results of operations over the prior period, acquisition of additional interests and openings and expansion activity.

            Gain on sale or disposal of assets and interests in unconsolidated entities increased $20.0 million, primarily a result of the gain on sale of Porta di Roma by GCI.

            Net income attributable to noncontrolling interests increased $33.2 million primarily due to an increase in the income of the Operating Partnership.

            Preferred dividends decreased $7.2 million as a result of the conversion and redemption of the remaining Series I 6% Convertible Perpetual Preferred Stock, or the Series I preferred stock, in the second quarter of 2010.

  Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

            Minimum rents increased $12.7 million during the 2010 period of which the property transactions accounted for $6.0 million of the increase. Comparable rents increased $6.7 million, or 0.6%. The increase in comparable minimum rents was primarily attributable to an $11.9 million increase in base minimum rents and a $2.6 million increase in comparable rents from carts, kiosks, and other temporary tenants, offset by a $3.2 million decline in the fair market value of in-place lease amortization and a $4.6 million decrease in straight-line rents. Overage rents increased $1.7 million, or 6.5%, as a result of an increase in tenant sales for the period as compared to the prior period.

            Management fees and other revenues decreased $3.8 million principally as a result of decreased fee revenue due to the reduced level of development activity in 2010.

            Total other income increased $30.6 million, and was principally the result of the following:

  •
  an increase in lease settlement income of $19.9 million and

  •
  an increase in interest income of $11.0 million,

  •
  offset by a decrease in other net activity of $0.3 million.

            Property operating costs decreased $13.0 million, or 6.1%, primarily related to lower utility costs resulting from our cost control and reduction initiatives.

            Depreciation and amortization expense decreased $44.9 million due to the impact of the acceleration of depreciation in 2009 for certain properties scheduled for redevelopment, offset by a slight increase as a result of openings and expansion activity.

            The provision for credit losses decreased $19.0 million due to a reduction in the number of tenants in default and a decrease in the number of tenants in bankruptcy proceedings compared to the same period in 2009. We also had strong collections of receivables which had been reserved due to uncertainty of payment.

            Home and regional office expense decreased $8.8 million primarily due to decreased personnel costs attributable to our cost control initiatives and a final payment for a long-term incentive compensation plan.

            During 2009, we recognized a non-cash charge of $140.5 million representing the other-than-temporary impairment in the fair value of our investment in Liberty.

            During 2010, we incurred $15.0 million in transaction expenses related to costs associated with actual and potential acquisition related activities.

            Other expenses decreased $8.5 million due to decreased professional fees, including legal fees and related costs, and a decrease in foreign currency losses related to receivable revaluations due to fluctuations in exchange rates.

            Interest expense increased $54.9 million primarily related to the Operating Partnership's issuance of unsecured notes totaling $2.3 billion on January 25, 2010 and $1.8 billion during 2009 and the result of new or refinanced debt at several properties, offset by the impact of the unsecured notes acquired in the January 2010 tender offer and mortgage loans which were repaid during the 2010 period.

            During 2010, we incurred a loss on extinguishment of debt of $165.6 million related to the charge for the unsecured note tender offer.

            Income from unconsolidated entities increased $17.1 million primarily due to favorable results of operations over the prior period, a property opening and expansion in Japan, a decrease in the provision for credit losses and interest savings.

            Gain on sale or disposal of assets and interests in unconsolidated entities increased $26.1 million primarily as a result of the gain on sale of Porta di Roma by GCI.

            Net income attributable to noncontrolling interests increased $6.0 million primarily due to an increase in the income of the Operating Partnership.

            Preferred dividends decreased $8.1 million as a result of the conversion and redemption of the remaining Series I preferred stock in the second quarter of 2010.

Liquidity and Capital Resources

            Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness. Floating rate debt currently comprises approximately 11.0% of our total consolidated debt. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $830.8 million during the first half of 2010. In addition, our Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

            Our balance of cash and cash equivalents decreased $1.7 billion during the first six months of 2010 to $2.3 billion as of June 30, 2010 primarily due to the use of cash to reduce indebtedness. Our balance of cash and cash equivalents as of June 30, 2010 and December 31, 2009, includes $35.7 million and $38.1 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

            On June 30, 2010, we had available borrowing capacity of approximately $3.3 billion under the Credit Facility, net of outstanding borrowings of $500.0 million and letters of credit of $2.8 million. For the six months ended June 30, 2010, the maximum amount outstanding under the Credit Facility was $500.0 million and the weighted average amount outstanding was approximately $456.3 million. The weighted average interest rate was 2.35% for the six months ended June 30, 2010.

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

  Loans to SPG-FCM

            As part of the Mills acquisition, the Operating Partnership made loans to SPG-FCM Ventures, LLC, or SPG-FCM, and Mills which were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of preferred stock. As of June 30, 2010 and December 31, 2009, the outstanding balance of our remaining loan to SPG-FCM was $661.5 million and $632.0 million, respectively. During the first six months of 2010 and 2009, we recorded approximately $4.8 million and $4.5 million in interest income (net of inter-entity eliminations), related to this loan, respectively. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 8, 2011, and can be extended for one year.

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2010, totaled $830.8 million. In addition, we had net repayments from all of our debt financing and repayment activities in this period of $1.5 billion and an additional $165.6 million primarily related to premiums paid to par as a result of the note tender offer. These activities are further discussed below in "Financing and Debt." During the 2010 period, we or the Operating Partnership also:

  •
  paid stockholder dividends and unitholder distributions totaling $417.0 million,

  •
  paid preferred stock dividends and preferred unit distributions totaling $6.3 million,

  •
  funded consolidated capital expenditures of $128.7 million (these capital expenditures include development costs of $16.5 million, renovation and expansion costs of $44.1 million, and tenant costs and other operational capital expenditures of $68.1 million),

  •
  funded investments in unconsolidated entities of $155.2 million, and

  •
  redeemed the remaining outstanding shares of Series I preferred stock for $11.0 million.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to stockholders necessary to maintain our REIT qualification for 2010. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operations and working capital reserves,

  •
  borrowings on our Credit Facility,

  •
  additional secured or unsecured debt financing, or

  •
  additional equity raised in the public or private markets.

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

Financing and Debt

Unsecured Debt

            At June 30, 2010 our unsecured debt consisted of $10.8 billion of senior unsecured notes of the Operating Partnership and $500.0 million outstanding under our Credit Facility. The Credit Facility has a borrowing capacity of $3.85 billion and contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The Credit Facility matures on March 31, 2013. The base interest on the Credit Facility is LIBOR plus 210 basis points and includes a facility fee of 40 basis points.

            During the six months ended June 30, 2010, we drew from the Credit Facility to fund a portion of the acquisition of the purchase of a property in Barceloneta, Puerto Rico. All other amounts drawn on the Credit Facility during the period were for general working capital purposes. The total outstanding balance of the Credit Facility as of June 30, 2010 was $500.0 million, and the maximum outstanding balance during the six months ended June 30, 2010 was $500.0 million. During the six months ended June 30, 2010, the weighted average outstanding balance on the Credit Facility was approximately $456.3 million. The outstanding balance as of June 30, 2010 includes $443.0 million (U.S. dollar equivalent) of Euro and Yen-denominated borrowings. On July 23, 2010 we repaid the €167.4 million (approximately $215 million) principal balance on the Euro tranche of our Credit Facility.

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

            On June 15, 2010, the Operating Partnership repaid a $400.0 million senior unsecured note, which had a fixed rate of 4.60%.

Secured Debt

            Total secured indebtedness was $5.7 billion and $6.6 billion at June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010, we repaid $792.8 million in mortgage loans, unencumbering three properties with a weighted average interest rate of 4.86%.

            On May 13, 2010, we acquired a property in Barceloneta, Puerto Rico subject to an existing $75.2 million mortgage loan. The loan matures on May 1, 2014 and bears interest at LIBOR plus 225 basis points with a LIBOR floor of 1.50%.

Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2010, and December 31, 2009, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of June 30, 2010	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2009	Effective Weighted Average Interest Rate
Fixed Rate	$15,226,373	6.17%	$16,814,240	6.10%
Variable Rate	1,844,649	1.83%	1,816,062	1.19%

	$17,071,022	5.70%	$18,630,302	5.62%

            As of June 30, 2010, we had $693.3 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.79% and a weighted average variable receive rate of 0.51%. As of June 30, 2010, the net effect of these agreements effectively converted $693.3 million of variable rate debt to fixed rate debt.

            Contractual Obligations and Off-Balance Sheet Arrangements.    There have been no material changes to our outstanding capital expenditure commitments previously disclosed in our 2009 Annual Report on Form 10-K.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2010, for the remainder of 2010 and subsequent years thereafter (dollars in thousands) assuming the indebtedness remains outstanding through initial maturities:

	2010	2011-2012	2013-2015	After 2015	Total
Long-Term Debt(1)	$766,017	$2,752,067	$6,791,707	$6,769,000	$17,078,791
Interest Payments(2)	$473,014	$1,727,552	$1,845,080	$1,841,108	$5,886,754

(1)
Represents principal maturities only and therefore, excludes net discounts of $7,769.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2010.

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2010, the Operating Partnership had guaranteed $48.0 million of the total joint venture related mortgage or other indebtedness of $6.6 billion then outstanding. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

            Acquisitions.    On May 13, 2010, we acquired a property located in Barceloneta, Puerto Rico, from Prime Outlets Acquisition Company and on May 28, 2010, we acquired an additional interest of approximately 19% in Houston Galleria, located in Houston, Texas thereby increasing our interest from 31.5% to 50.4%.

            We entered into a definitive agreement in December 2009 to acquire a portfolio of outlet shopping centers from Prime Outlets Acquisition Company and certain of its affiliated entities, subject to existing fixed rate indebtedness and outstanding preferred stock. Our definitive agreement was subsequently amended to allow for the acquisition of Prime's operating shopping center in Barceloneta, Puerto Rico, and to remove one of Prime's operating properties and two of its development sites from the transaction. The portfolio to be acquired from Prime consists of 21 outlet centers located primarily in major metropolitan markets (including the asset in Puerto Rico which we acquired on May 13, 2010). We will pay aggregate consideration consisting of cash and units of approximately $0.7 billion for the owners' interests. The acquisition is subject to several closing conditions relating to certain of the existing financing arrangements. The Federal Trade Commission is currently reviewing the transaction and we are cooperating with that review. Although we expect to acquire the remaining Prime properties later in the year, we cannot predict the outcome of the FTC review or when it will be completed.

            Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. During the six months ended June 30, 2010, we disposed of one regional mall, one community center, two other retail properties, a non-retail building and our interest in one international joint venture property for an aggregate gain of $26.1 million.

            On July 15, 2010, we and our partner in Simon Ivanhoe, Ivanhoe Cambridge, Inc., or Ivanhoe Cambridge, sold our collective interests in Simon Ivanhoe which owned seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners received net consideration of €422.5 million for their interests after the repayment of all joint venture debt, subject to certain post-closing adjustments. Our share of the gain on sale of our interests in Simon Ivanhoe is approximately $280 million. A portion of the proceeds were used to repay the €167.4 million (approximately $215 million) principal balance on the Euro tranche of our Credit Facility.

Development Activity

            New Domestic Development, Expansions and Renovations.    Given the downturn in the economy, we have substantially reduced our development spending as well as strategic expansions and renovation from historical levels. As economic conditions have improved, we have modestly increased the pace of our development and redevelopment activity. Our share of the cost of new development, renovation or expansion projects that we expect to initiate or complete in 2010 is approximately $200 million. We expect to fund these capital projects with cash flow from operations.

            International Development Activity.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlets in Japan, Korea, and Mexico where we use Yen, Won, and Peso denominated financing, respectively. Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, Peso and other foreign currencies is not material. We expect our share of international development costs for 2010 will be approximately $59.0 million.

            The carrying amount of our total combined investment in Simon Ivanhoe and GCI, as of June 30, 2010, including all related components of other comprehensive income, was $278.3 million. Our investments in Simon Ivanhoe and GCI are accounted for using the equity method of accounting. We have a 49% ownership interest in GCI and as of June 30, 2010, we held a 50% interest in Simon Ivanhoe. In March 2010, two European developments opened, adding approximately 942,000 square feet of GLA for a total net cost of approximately €221 million, of which our share was approximately €53 million, or $64.8 million based on current Euro:USD exchange rates. Although we sold our joint venture interest in Simon Ivanhoe on July 15, 2010, we and Ivanhoe Cambridge have the right to participate with Unibail-Rodamco in the potential development of up to five new retail projects in the Simon Ivanhoe pipeline, subject to customary approval rights. We own a 25% interest in any of these projects in which we agree to participate.

            As of June 30, 2010, the carrying amount of our 40% joint venture investment in the eight Japanese Premium Outlets including all related components of other comprehensive income was $314.2 million. Currently, Toki Premium Outlets Phase III and Tosu Premium Outlets Phase III are under construction in Japan. Toki Premium Outlets Phase III is a 62,000 square foot expansion to the Toki Premium Outlet located in Toki, Japan. Tosu Premium Outlets Phase III is a 52,000 square foot expansion to the Tosu Premium Outlet located in Fukuoka, Japan. The combined projected net cost of these projects is JPY 5.3 billion, of which our share is approximately JPY 2.1 billion, or $24.0 million based on applicable Yen:USD exchange rates.

            Prior to May 7, 2010 we held a minority interest in Liberty, a U.K. Real Estate Investment Trust that operated regional shopping centers and owned other prime retail assets throughout the U.K. Effective at the close of business May 7, 2010, Liberty completed a demerger in which it was separated into two companies, Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC. Liberty shareholders acquired the same number of shares of CSCG and CAPC as they owned in Liberty. CSCG operates regional shopping centers and is the owner of other retail assets primarily located in the United Kingdom. CAPC is predominantly focused on property investment and development in central London. Our interest in CSCG and CAPC is adjusted to their quoted market price, including a related foreign exchange component.

Dividends

            We paid a common stock dividend of $0.60 per share in the second quarter of 2010. We are required to pay a minimum level of dividends to maintain our status as a REIT. Our dividends and the Operating Partnership's limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Future dividends and distributions of the Operating Partnership will be determined by our Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT.

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

            The following schedule reconciles total FFO to consolidated net income (loss) and diluted net income (loss) per share to diluted FFO per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
(in thousands)
Funds from Operations	$487,662	$313,149	$813,220	$789,981

Increase in FFO from prior period	55.7%	-26.8%	2.9%	-6.8%

Reconciliation:
Consolidated Net Income (Loss)	$185,152	$(14,108)	$205,906	$132,140
Depreciation and amortization from consolidated properties	230,724	248,042	456,154	500,955
Simon's share of depreciation and amortization from unconsolidated entities	95,850	94,496	192,729	187,874
Gain on sale or disposal of assets and interests in unconsolidated entities	(20,024)	—	(26,066)	—
Net income attributable to noncontrolling interest holders in properties	(2,560)	(2,325)	(5,223)	(5,364)
Noncontrolling interests portion of depreciation and amortization	(2,005)	(2,274)	(3,977)	(4,236)
Preferred distributions and dividends	525	(10,682)	(6,303)	(21,388)

Funds from Operations	$487,662	$313,149	$813,220	$789,981

FFO Allocable to Simon Property	$406,314	$260,489	$677,239	$644,709
Diluted net income (loss) per share to diluted FFO per share reconciliation:
Diluted net income (loss) per share	$0.52	$(0.08)	$0.56	$0.34
Depreciation and amortization from consolidated Properties and our share of depreciation and amortization from unconsolidated affiliates, net of noncontrolling interests portion of depreciation and amortization	0.93	1.05	1.85	2.23
Gain on sale or disposal of assets and interests in unconsolidated entities	(0.06)	—	(0.07)	—
Impact of additional dilutive securities for FFO per share	(0.01)	(0.01)	(0.02)	(0.04)

Diluted FFO per share	$1.38	$0.96	$2.32	$2.53

            During the six months ending June 30, 2010, we recorded a $165.6 million loss on extinguishment of debt associated with the unsecured notes tender offer, reducing diluted FFO per share by $0.47 per share. During the six months ended June 30, 2009, we recorded a $140.5 million impairment charge, reducing diluted FFO per share by $0.44.

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

Item 4.    Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            During the quarter ended June 30, 2010, we issued a total of 19,765 shares of our common stock to limited partners of the Operating Partnership in exchange for an equal number of units in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

            There were no reportable purchases of equity securities during the quarter ended June 30, 2010.

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

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
10.1*	Form of Simon Property Group Series 2010 LTIP Unit (Three Year Program) Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 19, 2010).
10.2*	Form of Simon Property Group Series 2010 LTIP Unit (Two Year Program) Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 19, 2010).
10.3*	Form of Simon Property Group Series 2010 LTIP Unit (One Year Program) Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed March 19, 2010).
10.4*	Certificate of Designation of Series 2010 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed March 19, 2010).
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

**
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
/s/ STEPHEN E. STERRETT Stephen E. Sterrett Executive Vice President and Chief Financial Officer
Date: August 6, 2010