Form 10-K
period 2010-12-31
SIMON PROPERTY GROUP INC /DE/
filed 2011-02-25
CIK 1063761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

SIMON PROPERTY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-14469	04-6268599
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

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

            Indicate by checkmark whether the Registrant is a shell company (as defined in rule 12-b of the Act). Yes ☐    No ☒

            The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $23,170 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2010.

            As of January 31, 2011, Simon Property Group, Inc. had 296,958,538 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Documents Incorporated By Reference

            Portions of the Registrant's Annual Report to Stockholders are incorporated by reference into Parts I, II and IV; and portions of the Registrant's Proxy Statement in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference in Part III.

Simon Property Group, Inc. and Subsidiaries
Annual Report on Form 10-K
December 31, 2010

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

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2010, we owned or held an interest in 338 income-producing properties in the United States, which consisted of 161 regional malls, 58 Premium Outlets, 66 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation and 17 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties in The Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of December 31, 2010, we had ownership interests in 45 European shopping centers in Italy, eight Premium Outlets in Japan, one Premium Outlet in Mexico, and one Premium Outlet in South Korea. On July 15, 2010, we and our joint venture partner sold our collective interests in Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, which owned seven shopping centers located in France and Poland.

            For a description of our operational strategies and developments in our business during 2010, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 2010 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K.

Other Policies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

  Investment Policies

            While we emphasize equity real estate investments, we may invest in equity or debt securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification. These REIT limitations mean that we cannot make an investment that would cause our real estate assets to be less than 75% of our total assets. In addition, at least 75% of our gross income must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. At least 95% of our income must be derived from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

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

  Financing Policies

            We must comply with the covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined. For example, the Operating Partnership's line of credit and the indentures for the Operating Partnership's debt securities contain covenants that restrict the total amount of debt of the Operating Partnership to 65%, or 60% in relation to certain debt, of total assets, as defined under the related arrangement, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for our equity securities and the debt securities of the Operating Partnership. We strive to maintain investment grade ratings at all times, but we cannot assure you that we will be able to do so.

            If our Board of Directors determines to seek additional capital, we may raise such capital by offering equity or debt securities, creating joint ventures with existing ownership interests in properties, retaining cash flows or a combination of these methods. Our ability to retain cash flows is limited by the requirement for REITs to distribute at least 90% of their taxable income. We must also take into account taxes that would be imposed on undistributed taxable income. If the Board of Directors determines to raise additional equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. The Board of Directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock, which may be convertible into common stock. Existing stockholders have no preemptive right to purchase shares in any subsequent offering of our securities. Any such offering could dilute a stockholder's investment in us.

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

            The Operating Partnership has a $3.9 billion unsecured revolving credit facility, or the Credit Facility. The Credit Facility has an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. We issue debt securities through the Operating Partnership, but we may issue our debt securities which may be convertible into capital stock or be accompanied by warrants to purchase capital stock. We also may sell or securitize our lease receivables. The proceeds from any borrowings or financings may be used for one or more of the following:

  •
  financing acquisitions;

  •
  developing or redeveloping properties;

  •
  refinancing existing indebtedness;

  •
  working capital or capital improvements; or

  •
  meeting the taxable income distribution requirements applicable to REITs, if we have taxable income without the receipt of cash sufficient to enable us to meet such distribution requirements.

            We may also finance acquisitions through the following:

  •
  issuance of shares of common stock or preferred stock;

  •
  issuance of additional units of limited partnership interest in the Operating Partnership, or units;

  •
  issuance of preferred units of the Operating Partnership;

  •
  issuance of other securities; or

  •
  sale or exchange of ownership interests in properties.

            The ability of the Operating Partnership to issue units to transferors of properties or other partnership interests may permit the transferor to defer gain recognition for tax purposes. It may also be advantageous for us since there are ownership limits that restrict the number of shares of our capital stock that investors may own.

            We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties. We also have covenants on our unsecured debt that limit our total secured debt.

            Typically, we invest in or form special purpose entities to assist us in obtaining permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage interest on the property in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we create special purpose entities to own the properties. These special purpose entities, which are common in the real estate industry, are structured so that they would not be consolidated in a bankruptcy proceeding involving a parent company. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing the function, conduct, selection, orientation and duties of our Board of Directors and the Company, as well as written charters for each of the standing Committees of the Board of Directors. In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards for New York Stock Exchange companies and cannot be affiliated with the Simon family who are significant stockholders and/or unitholders in the Operating Partnership. Any transaction between us and the Simons, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of our non-affiliated directors.

            The sale by the Operating Partnership of any property that it owns may have an adverse tax impact on the Simons and/or other limited partners of the Operating Partnership. In order to avoid any conflict of interest between Simon Property and the Simons, our charter requires that at least six of our independent directors must authorize and require the Operating Partnership to sell any property it owns. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by each of the Simons contain covenants limiting the ability of the Simons to participate in certain shopping center activities in North America.

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with our qualification as a REIT, unless the Board of Directors determines that it is no longer in our best interests to so qualify as a REIT. The Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer shares of our capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. We may issue shares of our common stock, or cash at our option, to holders of units in future periods upon exercise of such holders' rights under the Operating Partnership agreement. Our policy prohibits us from making any loans to our directors or executive officers for any purpose. We may make loans to the joint ventures in which we participate.

Competition

            The retail industry is dynamic and competitive. We compete with numerous merchandise distribution channels including regional malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. Internet retailing sites and catalogs also provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers including:

  •
  the quality, location and diversity of our properties;

  •
  our management and operational expertise;

  •
  our extensive experience and relationships with retailers and lenders;

  •
  our mall marketing initiatives and consumer focused strategic corporate alliances; and

Certain Activities

            During the past three years, we have:

  •
  issued 4,688,722 shares of common stock upon the exchange of units of limited partnership interest of the Operating Partnership;

  •
  issued 647,825 restricted shares of common stock, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, or the 1998 Plan;

  •
  issued 642,639 shares of common stock upon exercise of stock options under the 1998 Plan;

  •
  issued 11,822,365 shares of common stock upon the conversion of 14,308,348 shares of Series I 6% Convertible Perpetual Preferred Stock, or Series I preferred stock;

  •
  redeemed 219,879 shares of Series I preferred stock;

  •
  issued 11,876,076 shares of common stock as part of quarterly dividends in 2009 to common stockholders;

  •
  issued 23,000,000 shares of common stock in a public offering at a public offering price of $50.00 per share;

  •
  issued 17,250,000 shares of common stock in a public offering at a public offering price of $31.50 per share;

  •
  issued 523,291 shares of Series I preferred stock upon the exchange of Series I 6% Convertible Perpetual Preferred Units, or Series I preferred units;

  •
  issued 4,000 shares of common stock upon conversion and retirement of all 4,000 shares of Class C common stock;

  •
  entered into our Credit Facility on December 8, 2009 which has a borrowing capacity of $3.9 billion and contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion;

  •
  borrowed a maximum amount of $862.2 million under the Credit Facility; the outstanding amount of borrowings under this facility as of December 31, 2010 was $858.6 million, of which $273.6 million was related to the U.S. dollar equivalent of Yen-denominated borrowings;

  •
  provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders;

  •
  not made loans to other entities or persons, including our officers and directors, other than to certain joint venture properties;

  •
  not invested in the securities of other issuers for the purpose of exercising control, other than the Operating Partnership, certain wholly-owned subsidiaries and to acquire indirect interests in real estate;

  •
  not underwritten securities of other issuers; and

  •
  not engaged in the purchase and sale or turnover of investments for the purpose of trading.

Employees

            At December 31, 2010, we and our affiliates employed approximately 5,900 persons at various properties and offices throughout the United States, of which approximately 2,400 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana and 100 were located at our Premium Outlets offices in Roseland, New Jersey.

Corporate Headquarters

            Our corporate headquarters are located at 225 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636-1600.

Available Information

            We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or Exchange Act) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the Securities and Exchange Commission, or SEC. Our Internet website address is www.simon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the "About Simon/Investor Relations/Financial Information" section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Executive Officers of the Registrant

            The following table sets forth certain information with respect to our executive officers as of December 31, 2010.

Name	Age	Position
David Simon	49	Chairman and Chief Executive Officer
Richard S. Sokolov	61	President and Chief Operating Officer
Gary L. Lewis	52	Senior Executive Vice President and President of Leasing
Stephen E. Sterrett	55	Executive Vice President and Chief Financial Officer
John Rulli	54	Executive Vice President and President — Simon Management Group
James M. Barkley	59	General Counsel; Secretary
Andrew A. Juster	58	Executive Vice President and Treasurer
Steven K. Broadwater	44	Senior Vice President and Chief Accounting Officer

            The executive officers of Simon Property serve at the pleasure of the Board of Directors. For biographical information of David Simon, Richard S. Sokolov, Stephen E. Sterrett, James M. Barkley and John Rulli, see Item 10 of this report.

            Mr. Lewis is the Senior Executive Vice President and President of Leasing of Simon Property. Mr. Lewis joined Melvin Simon & Associates, Inc., or MSA, in 1986 and held various positions with MSA and Simon Property prior to becoming Senior Executive Vice President and President of Leasing. In 2002 he was appointed to Executive Vice President—Leasing and in 2007 he became Senior Executive Vice President and President of Leasing.

            Mr. Juster serves as Simon Property's Executive Vice President and Treasurer. He joined MSA in 1989 and held various financial positions with MSA until 1993 and thereafter has held various positions with Simon Property. Mr. Juster became Treasurer in 2001 and was promoted to Executive Vice President in 2008.

            Mr. Broadwater serves as Simon Property's Senior Vice President and Chief Accounting Officer and prior to that as Vice President and Corporate Controller. Mr. Broadwater joined Simon Property in 2004 and was promoted to Senior Vice President and Chief Accounting Officer in 2009.

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

            As of December 31, 2010, our consolidated mortgages and other indebtedness, excluding the related premium and discount, totaled $17.5 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from this is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

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

Retail Operations Risks

  Overall economic conditions may adversely affect the general retail environment.

            Our concentration in the retail real estate market means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions, consumer confidence, casualties and other natural disasters, and the potential for terrorist activities. The economy and consumer spending appear to be recovering from the effects of the recent recession. We derive our cash flow from operations primarily from retail tenants, many of whom have been and continue to be under some degree of economic stress. A significant deterioration in our cash flow from operations could require us to curtail planned capital expenditures or seek alternative sources of financing.

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

            Bankruptcy filings by retailers occur regularly in the course of our operations. We continually seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

Risks Relating to Joint Venture Properties

  We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.

            As of December 31, 2010, we owned interests in 175 income-producing properties with other parties. Of those, 19 properties are included in our consolidated financial statements. We account for the other 156 properties under the equity method of accounting, which we refer to as joint venture properties. We serve as general partner or property manager for 92 of these 156 properties; however, certain major decisions, such as selling or refinancing these properties, require the consent of the other owners. Of the properties for which we do not serve as general partner or property manager, 55 are in our international joint ventures. The other owners also have other participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

  The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property. As of December 31, 2010, the Operating Partnership has loan guarantees to support $60.7 million of our total $6.6 billion share of joint venture mortgage and other indebtedness. A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit.

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

            Our properties compete with other retail properties and other forms of retailing such as catalogs and e-commerce websites. Competition may come from regional malls, outlet centers, community/lifestyle centers, and other shopping centers, both existing as well as future development projects. The presence of competitive alternatives affects our ability to lease space and the level of rents we can obtain. New construction, renovations and expansions at competing sites could also negatively affect our properties.

            We also compete with other retail property developers to acquire prime development sites. In addition, we compete with other retail property companies for tenants and qualified management.

  Our international expansion may subject us to different or greater risk from those associated with our domestic operations.

            We hold interests in joint venture properties that operate in Italy, Japan, Korea, and Mexico, and an interest in a joint venture property under development in Malaysia. We have a minority investment in two U.K. real estate companies. We may pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

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

            Although our international activities currently are a relatively small portion of our business (international properties represented approximately 5.0% of the GLA of all of our properties at December 31, 2010), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

  Some of our potential losses may not be covered by insurance.

            We maintain insurance coverage with third party carriers who provide a portion of the coverage for specific layers of potential losses including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third party carriers is either insured through our wholly-owned captive insurance companies, Rosewood Indemnity, Ltd. and Bridgewood Insurance Company, Ltd., and other financial arrangements controlled by us. The third party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through our captive insurance entities also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

            There are some types of losses, including lease and other contract claims, which generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue it could generate.

            We currently maintain insurance coverage against acts of terrorism on all of our properties in the United States on an "all risk" basis in the amount of up to $1 billion. The current federal laws which provide this coverage are expected to operate through 2014. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks where we operate could adversely affect our property values, revenues, consumer traffic and tenant sales.

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

Item 1B.    Unresolved Staff Comments

            None.

Item 2.    Properties

  United States Properties

            Our U.S. properties primarily consist of regional malls, Premium Outlets, The Mills, community/lifestyle centers, and other properties. These properties contain an aggregate of approximately 250.5 million square feet of gross leasable area, or GLA, of which we own approximately 159.5 million square feet. Total estimated retail sales at the properties in 2010 were approximately $62 billion.

            Regional malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 161 regional malls are generally enclosed centers and range in size from approximately 400,000 to 2.4 million square feet of GLA. Our regional malls contain in the aggregate more than 18,300 occupied stores, including approximately 709 anchors, which are mostly national retailers. For comparative purposes, we separate the information in this section on the 16 regional malls acquired from The Mills Corporation in 2007, or the Mills Regional Malls, from the information on our other regional malls.

            Premium Outlets generally contain a wide variety of designer and manufacturer stores located in open-air centers. Our 58 Premium Outlets range in size from approximately 150,000 to 850,000 square feet of GLA. The Premium Outlets are generally located near major metropolitan areas and tourist destinations including New York City, Los Angeles, Boston, Palm Springs, Orlando, Las Vegas, and Honolulu.

            The Mills generally range in size from 1.0 million to 2.3 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, and big box retailers and entertainment uses. The Mills Regional Malls typically range in size from 800,000 to 1.3 million square feet of GLA and contain a wide variety of national retailers.

            Community/lifestyle centers are generally unenclosed and smaller than our regional malls. Our 66 community/lifestyle centers generally range in size from approximately 100,000 to 950,000 square feet of GLA. Community/lifestyle centers are designed to serve a larger trade area and typically contain anchor stores and other national retail tenants, which occupy a significant portion of the GLA of the center. We also own traditional community shopping centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we own open-air centers adjacent to our regional malls designed to take advantage of the drawing power of the mall.

            We also have interests in 17 other shopping centers or outlet centers. These properties range in size from approximately 85,000 to 1.0 million square feet of GLA, are considered non-core to our business model, and in total represent less than 1% of our total operating income before depreciation and amortization.

            As of December 31, 2010, approximately 94.2% of the owned GLA in regional malls and Premium Outlets and the retail space of the other properties was leased, approximately 93.7% of the owned GLA for The Mills and 90.4% of owned GLA for the Mills Regional Malls was leased, and approximately 91.6% of owned GLA in the community/lifestyle centers was leased.

            We hold a 100% interest in 218 of our properties, effectively control 19 properties in which we have a joint venture interest, and hold the remaining 101 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 329 properties. Substantially all of our joint venture properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

            The following property table summarizes certain data for our regional malls and Premium Outlets, The Mills, the Mills Regional Malls and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2010.

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
	Regional Malls
1.	Anderson Mall	SC	Anderson	Fee	100.0%		Built 1972	83.0%	672,013		Belk, JCPenney, Sears, Dillard's, Books-A-Million
2.	Apple Blossom Mall	VA	Winchester	Fee	49.1%	(4)	Acquired 1999	89.8%	439,922		Belk, JCPenney, Sears, Eastwynn Theatres
3.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	95.4%	440,124		Marshalls, Filene's Basement
4.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1%	(4)	Acquired 1999	95.0%	205,369		Borders Books & Music(16)
5.	Auburn Mall	MA	Auburn	Fee	49.1%	(4)	Acquired 1999	99.4%	588,270		Macy's, Macy's Home Store, Sears
6.	Aventura Mall(1)	FL	Miami Beach (Miami)	Fee	33.3%	(4)	Built 1983	96.0%	2,099,260		Bloomingdale's, Macy's, Macy's Mens & Home Furniture, JCPenney, Sears, Nordstrom, Equinox Fitness Clubs, AMC Theatre
7.	Avenues, The	FL	Jacksonville	Fee	25.0%	(4)(2)	Built 1990	94.0%	1,116,923		Belk, Dillard's, JCPenney, Sears, Forever 21
8.	Bangor Mall	ME	Bangor	Fee	67.4%	(15)	Acquired 2003	91.6%	652,740		Macy's, JCPenney, Sears, Dick's Sporting Goods
9.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	98.0%	1,429,650		Nordstrom, Macy's, Dillard's Women's & Home, Dillard's Men's & Children's, JCPenney, Sears, AMC Theatre
10.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	95.1%	1,199,901		Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, MC Sports
11.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	93.0%	710,952		Younkers, Younkers Home Furniture Gallery, Kohl's, ShopKo, Marcus Cinema 16
12.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	97.9%	684,341		Macy's, Sears, Barnes & Noble, Bed Bath & Beyond, Best Buy, Safeway
13.	Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%		Built 1985	84.7%	1,101,829		Macy's, Dillard's Men's & Home, Dillard's Women, JCPenney, Sears, Cinemark Theatres
14.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	96.8%	1,320,204		Nordstrom, Macy's, JCPenney, Sears, Macy's Men's Children & Home.
15.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	98.5%	627,793		Dillard's, JCPenney, Sears
16.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	95.8%	765,293		Macy's, JCPenney, Barnes & Noble, Mega Movies
17.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	96.6%	1,317,061		Macy's, Lord & Taylor, Sears, Nordstrom, Crate & Barrel
18.	Cape Cod Mall	MA	Hyannis	Ground Leases (2029-2073)(7)	49.1%	(4)	Acquired 1999	94.5%	721,618		Macy's, Macy's Men's and Home, Sears, Best Buy, Marshalls, Barnes & Noble, Regal Cinema
19.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	94.3%	1,381,848		Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Borders Books & Music, AMC Theatres
20.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	76.1%	1,193,247	(17)	Macy's, JCPenney, Sears, Dick's Sporting Goods, Macy's Jr.,(8)
21.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	94.3%	576,874		Belk, JCPenney, Sears
22.	Chautauqua Mall	NY	Lakewood	Fee	100.0%		Built 1971	82.3%	423,337		Sears, JCPenney, Bon Ton, Office Max, Dipson Cinema
23.	Chesapeake Square	VA	Chesapeake (Virginia Beach)	Fee and Ground Lease (2062)	75.0%	(12)	Built 1989	86.5%	717,282		Macy's, JCPenney, Sears, Target, Burlington Coat Factory, Cinemark, (11)

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
24.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2022)(7)	100.0%		Built 1974	98.0%	1,243,176		Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, Cinemark Theatres
25.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7%	(4)(2)	Built 1995	96.7%	739,273	(17)	Nordstrom, Carson Pirie Scott, United Artists Theatre
26.	Coconut Point	FL	Estero	Fee	50.0%	(4)	Built 2006	96.2%	1,199,867		Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, PetsMart, Ross Dress for Less, Cost Plus World Market, T.J. Maxx, Hollywood Theatres, Super Target
27.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0%	(4)	Acquired 2005	86.2%	841,718		Macy's, JCPenney, Whole Foods,(8)
28.	College Mall	IN	Bloomington	Fee and Ground Lease (2048)(7)	100.0%		Built 1965	86.2%	636,096		Macy's, Sears, Target, Dick's Sporting Goods, Bed Bath & Beyond
29.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	92.6%	768,431		Macy's, Macy's Mens & Children, JCPenney, Sears, Barnes & Noble, Regal Cinema
30.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	95.6%	1,241,929	(17)	Neiman Marcus, Barneys New York
31.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	95.9%	941,339		Macy's Mens, Children & Home, Macy's Women, JCPenney, Sears, Kohls(6)
32.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	98.3%	857,058		Dillard's Men's, Dillard's Women's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross Dress for Less
33.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	96.5%	1,040,981		Macy's, Dillard's, JCPenney, Sears, Regal Cinemas,(11)
34.	Crystal Mall	CT	Waterford	Fee	74.6%	(4)	Acquired 1998	89.2%	783,352		Macy's, JC Penney, Sears, Bed Bath & Beyond, Christmas Tree Shops
35.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	77.2%	420,109		JCPenney, Sears, Belk, Kmart, Regal Cinema
36.	Dadeland Mall	FL	Miami	Fee	50.0%	(4)	Acquired 1997	100.0%	1,487,989		Saks Fifth Avenue, Nordstrom, Macy's, Macy's Children & Home, JCPenney
37.	DeSoto Square	FL	Bradenton	Fee	100.0%		Built 1973	78.2%	678,219		Macy's, JCPenney, Sears,(8)
38.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	92.8%	1,178,182	(17)	Neiman Marcus, Macy's, Borders Books & Music, Dick's Sporting Goods, IPIC Gold Class Cinemas, Dillard's
39.	Eastland Mall	IN	Evansville	Fee	50.0%	(4)	Acquired 1998	95.6%	865,310		Macy's, JCPenney, Dillard's
40.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	96.8%	1,051,308		Dillard's, Macy's Mens, Children & Home, Macy's Women, JCPenney, Sears
41.	Emerald Square	MA	North Attleboro (Providence—RI)	Fee	49.1%	(4)	Acquired 1999	89.9%	1,022,647		Macy's, Macy's Mens & Home Store, JCPenney, Sears
42.	Empire Mall(1)	SD	Sioux Falls	Fee and Ground Lease (2033)(7)	50.0%	(4)	Acquired 1998	94.5%	1,071,357		Macy's, Younkers, JCPenney, Sears, Gordmans, Hy-Vee
43.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5%	(4)	Built 1989	99.3%	990,331	(17)	Nordstrom, Macy's
44.	Fashion Mall at Keystone, The	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	92.8%	681,580		Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
45.	Fashion Valley	CA	San Diego	Fee	50.0%	(4)	Acquired 2001	99.0%	1,726,083		Forever 21(6), Neiman-Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres
46.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	81.0%	1,004,346	(17)	Dillard's, Macy's, Barnes & Noble, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods, Ethan Allen,(8)
47.	Florida Mall, The	FL	Orlando	Fee	50.0%	(4)	Built 1986	96.4%	1,776,679		Saks Fifth Avenue, Nordstrom, Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21
48.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	92.7%	500,174		JCPenney, Kohl's, Younkers, Sears, Cinema I & II
49.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	98.5%	649,546
50.	Galleria, The	TX	Houston	Fee	50.4%	(4)	Acquired 2002	94.0%	2,220,961		Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's (2 locations), Borders Books & Music, Galleria Tennis/Athletic Club
51.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0%	(4)	Acquired 1998	83.4%	1,032,545		JCPenney, Sears, Boscov's, Granite Run 8 Theatres, Acme, Kohl's
52.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	87.2%	1,237,297		Dillard's Men's, Dillard's Women's, Macy's, JCPenney, Sears, AMC Theatres, Barnes & Noble
53.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2019)(7)	49.1%	(4)	Acquired 1999	92.4%	429,827	(17)	T.J. Maxx 'N More, Best Buy, DSW, Big Lots
54.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	97.8%	1,280,035		Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, AMC Theatres
55.	Gulf View Square	FL	Port Richey (Tampa)	Fee	100.0%		Built 1980	82.4%	753,514		Macy's, Dillard's, JCPenney, Sears, Best Buy, TJ Maxx
56.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	75.0%		Acquired 1998	81.4%	1,279,491	(17)	Belk, JCPenney, Macy's, Sears, Mega Mart
57.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017)(7)	100.0%		Acquired 1998	97.9%	1,230,853		Macy's, Dillard's, JCPenney, Sears, Belk
58.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	97.2%	867,169		Dillard's, Macy's, Sears
59.	Indian River Mall	FL	Vero Beach	Fee	50.0%	(4)	Built 1996	82.1%	736,658		Dillard's, Macy's, JCPenney, Sears, AMC Theatres
60.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	93.4%	1,125,713		Dillard's, Dillard's Home Store, Macy's, JCPenney, Sears, Bealls
61.	Irving Mall	TX	Irving (Dallas)	Fee	100.0%		Built 1971	84.1%	1,053,116		Macy's, Dillard's Clearance Center, Sears, Burlington Coat Factory, La Vida Fashion and Home Décor, AMC Theatres,(8)
62.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	93.9%	579,766		Macy's, Sears, H&M, Movies at Jefferson Valley
63.	King of Prussia Mall	PA	King of Prussia (Philadelphia)	Fee	12.4%	(4)(15)	Acquired 2003	93.0%	2,401,523	(17)	Neiman Marcus, Bloomingdale's (Court), Nordstrom, Lord & Taylor, Macy's (Court), JCPenney, Sears, Crate & Barrel
64.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	79.6%	977,956	(17)	JCPenney, Belk, Sears, The Rush Fitness Center, Regal Cinema,(11)
65.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040)(7)	100.0%		Built 1976	98.6%	1,200,684		Macy's, Macy's Home Store, Dillard's, JCPenney, Sears, Joe Brand

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
66.	Laguna Hills Mall	CA	Laguna Hills (Los Angeles)	Fee	100.0%		Acquired 1997	92.4%	866,382		Macy's, JCPenney, Sears, Laguna Hills Cinema, Nordstrom Rack, Total Woman Gym & Spa
67.	Lake Square Mall	FL	Leesburg (Orlando)	Fee	50.0%	(4)	Acquired 1998	73.4%	559,224		JCPenney, Sears, Belk, Target, AMC Theatres, Books-A-Million, PetSmart(6)
68.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	97.3%	1,097,693		Dillard's, Macy's, JCPenney, Sears, Regal Cinema
69.	Lehigh Valley Mall	PA	Whitehall	Fee	37.6%	(4)(15)	Acquired 2003	96.8%	1,169,508	(17)	Macy's, JCPenney, Boscov's, Barnes & Noble, HH Gregg, Babies R Us
70.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	96.5%	1,546,289		Neiman Marcus, Bloomingdale's, Macy's
71.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1%	(4)	Acquired 1999	91.2%	858,625		Marshalls, The Sports Authority, Target, Bed, Bath & Beyond, Kohl's, Best Buy, Staples, AC Moore, K&G Fashion Superstore(16), AMC Theatres, Nordstrom Rack, Off Broadway Shoes
72.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	90.7%	740,537		Macy's, JCPenney, Elder-Beerman, Sears, MC Sporting Goods
73.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	95.0%	421,366		Kohl's, Carson Pirie Scott
74.	Lindale Mall(1)	IA	Cedar Rapids	Fee	50.0%	(4)	Acquired 1998	86.5%	691,242		Von Maur, Sears, Younkers
75.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	94.5%	984,695		Macy's, Lord & Taylor, Sears, Barnes & Noble
76.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	90.3%	638,438		Dillard's, JCPenney, Sears, Bealls,(11)
77.	Mall at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Lease (2038)(9)	94.4%		Acquired 2002	89.9%	474,909		Bloomingdale's, Bloomingdale's Home Furnishing and Men's Store
78.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	24.6%	(4)	Acquired 1999	98.7%	1,019,923		JCPenney, Sears, Macy's,(11)
79.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	95.8%	1,833,763		Nordstrom, Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Regal Cinema,(8)
80.	Mall of New Hampshire, The	NH	Manchester	Fee	49.1%	(4)	Acquired 1999	97.8%	811,586		Macy's, JCPenney, Sears, Best Buy, A.C. Moore, Ulta(6)
81.	Maplewood Mall	MN	St. Paul (Minneapolis)	Fee	100.0%		Acquired 2002	91.0%	927,039		Macy's, JCPenney, Sears, Kohl's, Barnes & Noble
82.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	96.4%	415,892		Sears, Target, MC Sporting Goods,(8)
83.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	92.5%	770,584		Dillard's, JCPenney, Sears,(11)
84.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	81.5%	665,627		Macy's, Dillard's Men's, Children's & Home, Dillard's Women's, JCPenney, Dick's Sporting Goods,(8)
85.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	96.9%	1,323,156	(17)	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theater, WOW! Work Out World, Fortunoff Backyard Store
86.	Mesa Mall(1)	CO	Grand Junction	Fee	50.0%	(4)	Acquired 1998	87.9%	880,756		Sears, Herberger's, JCPenney, Target, Cabela's(6)
87.	Miami International Mall	FL	Miami	Fee	47.8%	(4)	Built 1982	92.1%	1,071,484		Macy's Mens & Home, Macy's Women & Children, JCPenney, Sears, Kohls(6)
88.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	92.9%	617,068		Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Bealls, Ross Dress for Less
89.	Miller Hill Mall	MN	Duluth	Ground Lease (2013)	100.0%		Built 1973	96.6%	805,321		JCPenney, Sears, Younkers, Barnes & Noble, DSW

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
90.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	60.0%	(15)	Acquired 2003	85.8%	1,154,062		Macy's, JCPenney, Sears, Dick's Sporting Goods,(11)
91.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	92.9%	635,645		Macy's, JCPenney, Sears, Elder Beerman
92.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	96.7%	1,670,694		Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
93.	Northfield Square Mall	IL	Bourbonnais	Fee	31.6%	(12)	Built 1990	90.4%	530,011		Carson Pirie Scott Women's, Carson Pirie Scott Men's, Children's & Home, JCPenney, Sears, Cinemark Movies 10
94.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	94.1%	1,058,744		Nordstrom, Macy's, JCPenney, Toys 'R Us, Barnes & Noble, Bed Bath & Beyond, DSW
95.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	86.8%	961,998		Macy's, JCPenney, Sears, Kohl's
96.	NorthPark Mall	IA	Davenport	Fee	50.0%	(4)	Acquired 1998	90.6%	1,073,101		Dillard's, Von Maur, Younkers, JCPenney, Sears, Barnes & Noble
97.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1%	(4)	Acquired 1999	93.6%	1,579,820	(17)	JCPenney, Sears, Filene's Basement, Nordstrom, Macy's Mens/Furniture, Macys, H&M, Barnes & Noble, Toys 'R Us, Shaw's Grocery
98.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	95.0%	694,230		Macy's, JCPenney, Sears
99.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	94.5%	849,298	(17)	Dillard's, Dillard's Mens, Macy's
100.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	98.8%	890,283		Macy's, Boscov's, JCPenney, Sears
101.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	98.6%	957,994		Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods, AMC Theatres
102.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	98.5%	1,210,321		Macy's, Carson Pirie Scott, JCPenney, Sears
103.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	65.0%	(15)	Acquired 2003	91.9%	1,333,986	(17)	Macy's, JCPenney, Sears, United Artists Theatre,(11)
104.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	95.4%	553,811		Macy's, JCPenney, Sears, Belk
105.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	98.6%	1,050,751		Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Dickinson Theatre
106.	Pheasant Lane Mall	NH	Nashua	—	—	(14)	Acquired 2002	94.7%	870,048		JCPenney, Sears, Target, Macy's, Dick's(6)
107.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	93.7%	813,238		Saks Fifth Avenue, Nordstrom, Belk, AMC Theatres, Arhaus Furniture(6)
108.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	92.5%	1,077,680	(17)	JCPenney, Sears, Tiendas Capri, Pueblo Xtra, Best Buy
109.	Port Charlotte Town Center	FL	Port Charlotte	Fee	80.0%	(12)	Built 1989	90.3%	766,050		Dillard's, Macy's, JCPenney, Bealls, Sears, DSW, Regal Cinema
110.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025)(7)	100.0%		Built 1972	95.3%	791,043		Dillard's, JCPenney, Sears, Cinemark Theatres, Kohl's
111.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	38.0%	(4)(15)	Acquired 2003	93.0%	1,098,829		Macy's, Lord & Taylor, JCPenney, Sears
112.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	93.7%	1,015,451		Macy's, JCPenney, Sears, Regal Cinemas
113.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	90.2%	1,353,042	(17)	Macy's, Carson Pirie Scott, JCPenney, Sears

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
114.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	96.3%	1,247,790		Macy's, Lord & Taylor, JCPenney, Sears
115.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	86.7%	883,521	(17)	Dillard's, Macy's, JCPenney, Sears
116.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090)(7)	100.0%		Acquired 1998	96.1%	2,227,065	(17)	Bloomingdale's, Bloomingdale's Furniture Gallery, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Loews Theatre, Xsport Fitness
117.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	94.8%	1,237,363		JCPenney, Sears, Nordstrom, L.L. Bean, Macy's, Crate & Barrel
118.	Rushmore Mall(1)	SD	Rapid City	Fee	50.0%	(4)	Acquired 1998	76.2%	833,459		JCPenney, Herberger's, Sears, Carmike Cinemas, Hobby Lobby, Toys R Us,(11)
119.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	97.4%	692,577		Macy's, Sears, Forever 21,(11)
120.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0%	(4)(2)	Built 1995	89.2%	1,125,909		Macy's, Dillard's, JCPenney, Sears, United Artists Theatre, H&M,(8)
121.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	100.0%		Built 1979	97.7%	1,149,135		Nordstrom, Macy's (2 locations), Forever 21(6)
122.	Shops at Sunset Place, The	FL	S. Miami	Fee	37.5%	(4)(2)	Built 1999	90.8%	514,624		NikeTown, Barnes & Noble, GameWorks, Z Gallerie, LA Fitness, AMC Theatres, Splitsville, Casa N Ideas
123.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0%	(4)	Acquired 1995	95.3%	1,287,343		Macy's, Macy's Furniture Gallery, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble
124.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1%	(4)	Acquired 1999	99.2%	885,048		Macy's, JCPenney, Sears, Regal Cinema
125.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	94.2%	1,142,336	(17)	Macy's, Sears, Barnes & Noble, Carmike Cinemas,(8)
126.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	97.4%	1,553,605		Macy's, Lord & Taylor, Sears, Filene's Basement, Nordstrom, Target
127.	Southern Hills Mall(1)	IA	Sioux City	Fee	50.0%	(4)	Acquired 1998	81.9%	790,384		Younkers, JCPenney, Sears, Scheel's Sporting Goods, Barnes & Noble, Carmike Cinemas, Hy-Vee, Toys R Us, Petco
128.	Southern Park Mall	OH	Youngstown	Fee	100.0%		Built 1970	94.0%	1,189,875		Macy's, Dillard's, JCPenney, Sears, Cinemark Theatres
129.	SouthPark	NC	Charlotte	Fee & Ground Lease (2040)(10)	100.0%		Acquired 2002	94.0%	1,620,553		Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store(6)
130.	SouthPark Mall	IL	Moline	Fee	50.0%	(4)	Acquired 1998	76.1%	1,017,107		Dillard's, Von Maur, Younkers, JCPenney, Sears
131.	SouthRidge Mall(1)	IA	Des Moines	Fee	50.0%	(4)	Acquired 1998	53.4%	883,312		JCPenney, Younkers, Sears, Target
132.	Springfield Mall(1)	PA	Springfield (Philadelphia)	Fee	38.0%	(4)(15)	Acquired 2005	84.6%	589,257		Macy's, Target
133.	Square One Mall	MA	Saugus (Boston)	Fee	49.1%	(4)	Acquired 1999	97.2%	928,569		Macy's, Sears, Best Buy, T.J. Maxx N More, Best Buy, Dick's Sporting Goods, Filene's Basement, World Gym
134.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	96.4%	980,643		Macy's, Macy's Home Store, JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
135.	St. Johns Town Center	FL	Jacksonville	Fee	50.0%	(4)	Built 2005	99.1%	1,235,705		Dillard's, Target, Ashley Furniture Home Store, Barnes & Noble, Dick's Clothing & Sporting Goods, Ross Dress for Less, Staples, DSW, JoAnn Fabrics, PetsMart
136.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquired 2003	98.0%	1,361,234	(17)	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Macy's Mens Store
137.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	94.7%	768,064		Dillard's Women's & Children's, Dillard's Men's & Home, Macy's
138.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	94.1%	917,533		Macy's, Dillard's Women's & Children's, Dillard's Men's & Home, Sears, Forever 21,(8)
139.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	87.5%	1,372,139		Nordstrom, Macy's, JCPenney, Sears, David's Bridal, Forever 21, H&M
140.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	90.2%	862,773		Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, H.H. Gregg
141.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	83.2%	1,081,383		Macy's, Dillard's, JCPenney, Sears, Century Theatres
142.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	98.7%	1,753,721		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel
143.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	75.0%		Acquired 1998	95.5%	1,275,747		Belk, Macy's, JCPenney, Sears, Macy's Men's & Furniture
144.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	93.8%	1,125,397		Dillard's, Von Maur, JCPenney, Sears
145.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	85.4%	941,626		Dillard's Women's & Home, Dillard's Men's & Children, JCPenney, Sears, Dick's Sporting Goods, The Movie Machine
146.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	89.7%	878,213		Macy's, Dillard's, JCPenney, Sears, Borders Books & Music, Regal Cinema
147.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	93.1%	1,095,781		Macy's, Dillard's, JCPenney, Sears, Borders Books & Music
148.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	91.3%	922,681		Macy's, JCPenney, Sears, Barnes & Noble
149.	Upper Valley Mall	OH	Springfield	Fee	100.0%		Built 1971	80.4%	739,569		Macy's, JCPenney, Sears, Elder-Beerman, MC Sporting Goods, Chakeres Theatres
150.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	50.7%	651,034		Dillard's, JCPenney, Sears, Big Lots, Forever 21
151.	Valley Mall	VA	Harrisonburg	Fee	50.0%	(4)	Acquired 1998	82.8%	506,269		JCPenney, Belk, Target, Books-A-Million,(8)
152.	Virginia Center Commons	VA	Glen Allen	Fee	100.0%		Built 1991	89.3%	785,193		Macy's, Dillard's, JCPenney, Sears, Burlington Coat Factory(6)
153.	Walt Whitman Mall	NY	Huntington Station (New York)	Ground Lease (2022)	100.0%		Acquired 1998	95.5%	1,027,680		Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's
154.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	74.2%	971,921	(17)	Sears, Target, Dick's Sporting Goods, Burlington Coat Factory, Kerasotes Theatres,(11)
155.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	92.3%	992,313		Macy's, Dillard's, JCPenney, Sears, Burlington Coat Factory
156.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0%	(4)	Acquired 1991	98.0%	1,335,972		Belk Women, Dillard's, JCPenney, Belk Men, Home and Kids, Sears, Regal Cinema

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
157.	Westchester, The	NY	White Plains (New York)	Fee	40.0%	(4)	Acquired 1997	94.0%	827,389	(17)	Neiman Marcus, Nordstrom
158.	Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	86.5%	1,191,122		Macy's, JCPenney, Sears, Target
159.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	81.2%	928,049	(17)	Macy's, Bergner's, Sears, Dick's Sporting Goods,(8)
160.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	94.4%	1,152,695		Macy's, Dillard's, JCPenney, Sears, Malco Theatres
161.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	98.7%	1,092,078		Macy's, Dillard's, JCPenney, Sears

	Total Regional Mall GLA								159,944,032

	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	92.8%	429,430		Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Lucky Brand, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	99.8%	441,582		Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Michael Kors, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	93.7%	300,446		Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger
4.	Birch Run Premium Outlets	MI	Birch Run	Fee	100.0%		Acquired 2010	91.7%	677,852		Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Guess, J. Crew, Nike, The North Face, Polo Ralph Lauren, Tommy Hilfiger
5.	Calhoun Premium Outlets	GA	Calhoun	Fee	100.0%		Acquired 2010	94.3%	253,674		Ann Taylor, Carter's, Coach, Gap Outlet, Gymboree, Jones New York, Nike, Polo Ralph Lauren, Tommy Hilfiger
6.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	98.0%	673,976		Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Giorgio Armani, Hugo Boss, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger
7.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	99.7%	288,245		Adidas, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Crate & Barrel, Gap Outlet, Guess, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tommy Hilfiger
8.	Carolina Premium Outlets	NC	Smithfield	Ground Lease (2029)	100.0%		Acquired 2004	99.1%	438,953		Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	100.0%	437,359		Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Elie Tahari, Gap Outlet, Giorgio Armani, J.Crew, Kate Spade, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Sony, Theory
10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%		Built 2009	98.7%	398,807		Adidas, Banana Republic, Brooks Brothers, Coach, Cole Haan, Columbia Sportswear Company, Gap Outlet, Hanes Brands, J.Crew, Nike, Polo Ralph Lauren, Saks 5th Avenue Off 5th, Tommy Hilfiger, The North Face

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
11.	Clinton Crossing Premium Outlets	CT	Clinton	Fee	100.0%	Acquired 2004	98.4%	276,175	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger
12.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland)	Fee	100.0%	Acquired 2004	95.8%	163,679	Adidas, Calvin Klein, Carter's, Eddie Bauer, Gap Outlet, Guess, Levi's, Tommy Hilfiger
13.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%	Acquired 2004	99.9%	501,722	Burberry, Coach, Dior, Elie Tahari, Giorgio Armani, Gucci, Lacoste, Nike, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, True Religion, Yves Saint Laurent, Zegna
14.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	98.0%	377,703	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Coldwater Creek, Columbia Sportswear, Gap Outlet, J.Crew, Levi's, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger
15.	Ellenton Premium Outlets	FL	Ellenton	Fee	100.0%	Acquired 2010	98.8%	476,538	Banana Republic, Calvin Klein, Coach, J.Crew, Kate Spade, Kenneth Cole, Lacoste, Lucky Brand, Michael Kors, Movado, Nike, Saks Fifth Avenue Off 5th
16.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	98.8%	295,994	BCBG Max Azria, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Nautica, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
17.	Gaffney Premium Outlets	SC	Gaffney	Fee	100.0%	Acquired 2010	96.1%	359,437	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, J.Crew, Juicy Couture, Nautica, Nike, Polo Ralph Lauren
18.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	96.1%	577,856	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Hugo Boss, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger, True Religion
19.	Grove City Premium Outlets	PA	Grove City	Fee	100.0%	Acquired 2010	97.9%	531,720	American Eagle, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Nike, Polo Ralph Lauren
20.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2034)	100.0%	Acquired 2010	93.0%	302,899	Ann Taylor, Banana Republic, BCBG Max Azria, Coach, Gap Outlet, J.Crew, Jones New York, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
21.	Hagerstown Premium Outlets	MD	Hagerstown	Fee	100.0%	Acquired 2010	96.2%	484,926	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J. Crew, Kate Spade, Nike, Tommy Hilfiger, Under Armour
22.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%	Built 2008	99.4%	536,452	Ann Taylor, A/X Armani Exchange, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, J. Crew, Juicy Couture, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue off 5th, Tommy Hilfiger, Tory Burch
23.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%	Acquired 2004	98.9%	285,766	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Under Armour
24.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%	Built 2008	97.0%	434,430	Adidas, Ann Taylor, Banana Republic, Burberry, Brooks Brothers, DKNY, Elie Tahari, Guess, J. Crew, Kate Spade, Michael Kors, Theory, Nike, Tommy Hilfiger, True Religion, Under Armour
25.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	89.4%	277,672	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Columbia Sportswear, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
26.	Kittery Premium Outlets	ME	Kittery	Ground Lease (2014)	100.0%	Acquired 2004	97.4%	264,538	Adidas, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Puma, Reebok, Tommy Hilfiger
27.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	98.3%	560,904	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Hugo Boss, J.Crew, Last Call Neiman Marcus, Nike, Polo Ralph Lauren, Sony, Tommy Bahama, True Religion
28.	Las Vegas Outlet Center	NV	Las Vegas	Fee	100.0%	Acquired 2004	100.0%	468,997	Adidas, Aeropostale, Ann Taylor, Bose, Calvin Klein, Coach, DKNY, Gymboree, Levi's, Nautica, Nike, Reebok, Tommy Hilfiger
29.	Las Vegas Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	100.0%	538,689	A/X Armani Exchange, Ann Taylor, Banana Republic, Burberry, Coach, David Yurman, Diesel, Dolce & Gabbana, Elie Tahari, Etro, Hugo Boss, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Tag Heuer, Ted Baker, True Religion
30.	Lebanon Premium Outlets	TN	Lebanon	Fee	100.0%	Acquired 2010	91.8%	227,040	Ann Taylor, Banana Republic, Brooks Brothers, Coach, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Samsonite, Tommy Hilfiger, Van Heusen
31.	Lee Premium Outlets	MA	Lee	Fee	100.0%	Acquired 2010	100.0%	224,853	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, J. Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
32.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington D.C.)	Fee	100.0%	Acquired 2004	97.1%	517,711	Ann Taylor, Brooks Brothers, Burberry, Coach, Crate & Barrel, Diesel, DKNY, Juicy Couture, Lacoste, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Under Armour, Williams-Sonoma
33.	Liberty Village Premium Outlets	NJ	Flemington (New York)	Fee	100.0%	Acquired 2004	94.1%	164,528	Ann Taylor, Brooks Brothers, Calvin Klein, Coach, J.Crew, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger
34.	Lighthouse Place Premium Outlets	IN	Michigan City	Fee	100.0%	Acquired 2004	96.0%	454,365	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Coldwater Creek, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Movado, Nike, Polo Ralph Lauren, Tommy Hilfiger
35.	Napa Premium Outlets	CA	Napa	Fee	100.0%	Acquired 2004	99.6%	179,407	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Lucky Brand, Nautica, Tommy Hilfiger
36.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%	Acquired 2004	94.7%	223,411	Adidas, Bass, Carter's, Coach, Eddie Bauer, Gap Outlet, Izod, Nike, Nine West, PacSun, Tommy Hilfiger, Van Heusen, VF Outlet
37.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	98.2%	540,308	Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Hugo Boss, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Williams-Sonoma
38.	Orlando Premium Outlets—Vineland Ave.	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	549,580	Burberry, Calvin Klein, Coach, Cole Haan, Diesel, Dior, Fendi, Giorgio Armani, Hugo Boss, J. Crew, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Tag Heuer, Theory
39.	Orlando Premium Outlets—International Dr.	FL	Orlando	Fee	100.0%	Acquired 2010	99.0%	773,519	Betsey Johnson, Coach, J. Crew, Kenneth Cole, Lacoste, Michael Kors, Last Call by Neiman Marcus, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Victoria Secret

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
40.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	91.6%	393,211	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger
41.	Petaluma Village Premium Outlets	CA	Petaluma	Fee	100.0%	Acquired 2004	96.6%	195,771	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger
42.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%	Built 2007	96.9%	549,143	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, Guess, J.Crew, Michael Kors, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Restoration Hardware, Sony
43.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%	Acquired 2010	98.0%	147,728	Aeropostale, Calvin Klein, Carter's, Jones New York, Levi's Outlet, Nike, Nine West, Polo Ralph Lauren, Tommy Hilfiger, Van Heusen
44.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie	Fee	100.0%	Acquired 2010	99.9%	402,465	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Hugo Boss, J. Crew, Juicy Couture, Nike, Polo Ralph Lauren, Sony
45.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%	Acquired 2010	89.6%	344,587	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Lacoste, Michael Kors, Nautica, Nike, Nine West, Polo Ralph Lauren, Puma, Tommy Hilfiger
46.	Queenstown Premium Outlets	MD	Queenstown	Fee	100.0%	Acquired 2010	93.1%	284,312	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gucci, J. Crew, Juicy Couture, Kate Spade, Michael Kors, Nike, Polo Ralph Lauren
47.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%	Built 2006	96.9%	584,790	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Gap Outlet, Guess, Hugo Boss, Loft Outlet, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger
48.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%	Built 2006	98.0%	488,561	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tommy Hilfiger
49.	San Marcos Premium Outlets	TX	San Marcos	Fee	100.0%	Acquired 2010	98.5%	732,162	Betsey Johnson, Cole Haan, Fendi, Giorgio Armani, Gucci, Michael Kors, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th, Salvatore Ferragamo
50.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2034)	100.0%	Built 2005	99.1%	443,810	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Hugo Boss, J. Crew, Juicy Couture, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Sony, Tommy Hilfiger
51.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%	Acquired 2004	97.0%	328,549	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama, Tommy Hilfiger, Under Armour
52.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2019)(7)	100.0%	Acquired 2004	99.3%	411,268	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Guess, J.Crew, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Under Armour
53.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%	Acquired 2004	98.3%	437,395	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, DKNY, Gucci, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Tommy Bahama, Tommy Hilfiger
54.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%	Acquired 2004	99.5%	209,802	A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Guess, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, True Religion

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
55.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%		Acquired 2004	96.5%	417,737		Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, VF Outlet
56.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	96.8%	521,536		Burberry, Coach, Cole Haan, Dooney & Bourke, Hugo Boss, J. Crew, Juicy Couture, Kenneth Cole, Lacoste, Michael Kors, Nautica, Nike, Polo Ralph Lauren
57.	Woodbury Commons Premium Outlets	NY	Central Valley (New York)	Fee	100.0%		Acquired 2004	100.0%	844,808		Banana Republic, Burberry, Chloe, Coach, Dior, Dolce & Gabbana, Fendi, Giorgio Armani, Gucci, Lacoste, Last Call by Neiman Marcus, Nike, Oscar de la Renta, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tory Burch, Versace, Yves St. Laurent
58.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%		Acquired 2004	99.7%	635,978		Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J. Crew, Lacoste, Movado, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Sony, Williams-Sonoma, Theory, Tommy Hilfiger, True Religion, Under Armour

	Total U.S. Premium Outlets GLA								24,284,756

	Community/Lifestyle Centers

1.	Arboretum at Great Hills	TX	Austin	Fee	100.0%		Acquired 1998	87.4%	206,397		Barnes & Noble, Pottery Barn
2.	Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	96.2%	630,359		Best Buy, T.J. Maxx N More, Office Max, Wal-Mart, Dick's Sporting Goods, Jo-Ann Fabrics, Picture Show, Ross,(8)
3.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794		Regal Cinema
4.	Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%		Built 1989	96.1%	305,935		K-Mart, Movies 10, Petsmart, Michaels, Value City Furniture
5.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0%	(4)	Built 2004	94.7%	503,655	(17)	Dick's Sporting Goods, Whole Foods, DSW,(8)
6.	Cobblestone Court	NY	Victor	Fee	35.7%	(4)(13)	Built 1993	98.8%	265,477		Dick's Sporting Goods, Kmart, Office Max
7.	Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	87.7%	403,756		Best Buy, Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture
8.	Crystal Court	IL	Crystal Lake (Chicago)	Fee	37.9%	(4)(13)	Built 1989	58.8%	278,978		Big Lots
9.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	100.0%	168,707		Belk, Food Lion
10.	DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	50.3%	(15)	Acquired 2003	100.0%	101,742		ACME Grocery,(8)
11.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0%	(4)	Acquired 1998	96.1%	175,639		Toys 'R Us, Bed Bath & Beyond, Marshalls
12.	Empire East(1)	SD	Sioux Falls	Fee	50.0%	(4)	Acquired 1998	98.1%	297,278		Kohl's, Target, Bed Bath & Beyond
13.	Fairfax Court	VA	Fairfax (Washington, D.C.)	Fee	41.3%	(4)(13)	Built 1992	85.8%	249,538		Burlington Coat Factory, Offenbacher's, X Sport Fitness
14.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	93.2%	427,985		Kohl's, Marshalls, Michaels, Factory Card Outlet, Office Max, Bed Bath & Beyond, Petco, Babies R' Us, Toys R' Us, Big Lots
15.	Gaitway Plaza	FL	Ocala	Fee	32.2%	(4)(13)	Built 1989	100.0%	208,755		Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed Bath & Beyond
16.	Gateway Shopping Center	TX	Austin	Fee	100.0%		2004	89.2%	512,986		Best Buy, REI., Whole Foods, Crate & Barrel, The Container Store, Regal Cinema, Nordstrom Rack,(8)
17.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	89.6%	164,377		Michael's, Best Buy, HH Gregg

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
18.	Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%	155,319	Best Buy, Kohl's
19.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0%	(4)	Built 2008	88.5%	655,490	JCPenney, Borders, Dick's Sporting Goods, Stein Mart, Bed Bath & Beyond, DSW, Hamilton 16 IMAX
20.	Henderson Square	PA	King of Prussia (Philadelphia)	Fee	76.0%	(15)	Acquired 2003	96.0%	107,376	Genuardi's Family Market, Avalon Carpet & Tile
21.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	75.0%	492,328	Marshalls, Bed Bath & Beyond, American Signature Furniture, Ross Dress for Less, Burlington Coat Factory,(8)
22.	Indian River Commons	FL	Vero Beach	Fee	50.0%		Built 1997	100.0%	255,942	Lowe's, Best Buy, Ross Dress for Less, Bed Bath & Beyond, Michael's
23.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	111,518	Sheplers
24.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	93.9%	29,140
25.	Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%		Built 1986	93.6%	215,568	Home Owners Bargain Outlet
26.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	83.8%	367,686	Factory Card Outlet, Best Buy, Petco, Jo-Ann Fabrics, Golf Galaxy, Value City Furniture,(8)
27.	Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%		Built 1998	88.2%	387,430	T.J. Maxx, Best Buy, Ross Dress for Less, Office Max, PetsMart, Party City, Hancock Fabrics, Toys 'R Us, Rooms to Go, Rooms to Go Kids,(8)
28.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	88.2%	236,878	Kohl's, Hobby Lobby, T.J. Maxx
29.	Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%		Built 1990	95.5%	243,326	Wal-Mart, PetsMart, The Home Depot
30.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	65.0%	(15)	Acquired 2003	98.6%	267,965	Burlington Coat Factory, AC Moore, Michaels, T.J. Maxx, Home Goods, HH Gregg,(8)
31.	MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	58.6%	144,041
32.	Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	98.1%	440,670	Best Buy, American Signature Furniture, T.J. Maxx 'n More, Nordstrom Rack, Staples, Target
33.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	100.0%	90,527	Best Buy, Bed Bath & Beyond
34.	Martinsville Plaza	VA	Martinsville	Ground Lease (2046)	100.0%		Built 1967	97.1%	102,105	Rose's, Food Lion
35.	Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%		Built 1988	69.7%	270,892	Dominick's,(8)
36.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	98.6%	172,617	Kohl's, Target, Shoe Carnival, T.J. Maxx, MC Sporting Goods, Kerasotes Theatres
37.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	72.8%	91,648	Goody's, Ace Hardware, Aaron's Rents, Dollar Tree
38.	North Ridge Plaza	IL	Joliet (Chicago)	Fee	100.0%		Built 1985	84.3%	303,469	Hobby Lobby, Office Max, Burlington Coat Factory, Ultra Foods Grocery, AJ Wright
39.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	95.8%	169,062	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
40.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	83.8%	208,076	Target, Cinema Grill
41.	Palms Crossing	TX	McAllen	Fee	100.0%		Built 2007	100.0%	337,249	Bealls, DSW, Barnes & Noble, Babies 'R Us, Sports Authority, Guitar Center, Cavendar's Boot City, Best Buy
42.	Pier Park	FL	Panama City Beach	Fee	100.0%		Built 2008	95.1%	816,293	Dillard's, JCPenney, Target, Borders, Grand Theatres, Ron Jon Surf Shop, Margaritaville
43.	Plaza at Buckland Hills, The	CT	Manchester	Fee	41.3%	(4)(13)	Built 1993	62.5%	330,091	Jo-Ann Fabrics, Party City, Toys 'R Us, Michaels, PetsMart, Big Lots,(8)
44.	Regency Plaza	MO	St. Charles (St. Louis)	Fee	100.0%		Built 1988	95.5%	287,473	Wal-Mart, Sam's Wholesale Club, PetSmart
45.	Richardson Square	TX	Richardson (Dallas)	Fee	100.0%		Built 2008	100.0%	517,265	Lowe's, Ross Dress for Less, Sears, Super Target, Anna's Linens
46.	Ridgewood Court	MS	Jackson	Fee	35.7%	(4)(13)	Built 1993	99.3%	369,500	T.J. Maxx, Lifeway Christian Bookstore, Bed Bath & Beyond, Best Buy, Michaels, Marshalls
47.	Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	90.9%	150,459	Best Buy,(8)
48.	Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	459,241	Target, PetsMart, Dick's Sporting Goods, AMC Theatres
49.	Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	42.0%	(4)(13)	Built 1989	98.4%	199,082	Stein Mart,(8)
50.	Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	100.0%		Built 2006	89.0%	442,585	Home Depot, Marshall's, DSW, Vitamin Cottage Natural Grocer, Spec's Wine, Spirits and Fine Foods, Jo-Ann Fabrics, Ethan Allen, Sam Moon
51.	Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%		Built 1999	97.8%	365,008	Michael's, PetsMart, T.J. Maxx, Bed Bath & Beyond, Best Buy, Barnes & Noble
52.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	75.3%	394,491	K & G Menswear, CVS, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, Big Lots,(8)
53.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	22.4%	101,087	Pep Boys,(8)
54.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	80.2%	346,693	Marshalls, American Signature Furniture, Global Import, Target, Bed Bath & Beyond,(8)
55.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	90,522	Best Buy, Barnes & Noble
56.	University Center	IN	Mishawaka	Fee	100.0%		Built 1980	52.5%	150,524	Michael's, Best Buy
57.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.7%	(4)(13)	Built 1990	98.6%	549,623	Bed Bath & Beyond, Kohl's, Wal-Mart, Marsh, Menards, Regal Cinema, Hobby Lobby
58.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	57.1%	50,107	Jo-Ann Fabrics(6)
59.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	100.0%	949,678	Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture HomeStore, L.A. Fitness, Regal Cinema
60.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	86.6%	254,159	T.J. Maxx, Toys 'R Us, Target
61.	West Town Corners	FL	Altamonte Springs (Orlando)	Fee	32.2%	(4)(13)	Built 1989	96.9%	385,643	Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Wal-Mart, Lowes Home Improvement

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
62.	Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	32.2%	(4)(13)	Built 1989	81.9%	163,254	PetsMart, Burlington Coat Factory,(8)
63.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	93.2%	391,474	T.J. Maxx, Office Max, Kohl's, Babies 'R Us, Country Market
64.	Whitehall Mall	PA	Whitehall	Fee	38.0%	(15)(4)	Acquired 2003	92.6%	588,618	Sears, Kohl's, Bed Bath & Beyond, Borders Books & Music, Gold's Gym, Buy Buy Baby
65.	Willow Knolls Court	IL	Peoria	Fee	35.7%	(4)(13)	Built 1990	96.7%	382,377	Burlington Coat Factory, Kohl's, Sam's Wholesale Club, Willow Knolls 14, Office Max
66.	Wolf Ranch Town Center	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	79.8%	626,236	Kohl's, Target, Michaels, Best Buy, Office Depot, PetsMart, T.J. Maxx, DSW

	Total Community/Lifestyle Center GLA								20,191,163

	Other Properties
1.	Crossville Outlet Center	TN	Crossville	Fee	100.0%		Acquired 2004	94.4%	151,287	Bass, Dressbarn, Kasper, L'eggs Hanes Bali Playtex, Rack Room Shoes, Van Heusen, VF Outlet
2.	Factory Merchants Branson	MO	Branson	Ground Lease (2021)	100.0%		Acquired 2004	60.3%	273,540	Carter's, Crocs, Izod, Jones New York, Pendleton, Reebok, Tuesday Morning
3.	Factory Stores of America—Boaz	AL	Boaz	Ground Lease (2027)	100.0%		Acquired 2004	77.5%	111,616	Bon Worth, Easy Spirit, Rue21, VF Outlet
4.	Factory Stores of America—Georgetown	KY	Georgetown	Fee	100.0%		Acquired 2004	95.9%	173,326	Bass, Dressbarn, Rack Room Shoes, Rue 21, Van Heusen
5.	Factory Stores of America—Graceville	FL	Graceville	Fee	100.0%		Acquired 2004	100.0%	84,225	Factory Brand Shoes, Van Heusen, VF Outlet
6.	Factory Stores of America—Lebanon	MO	Lebanon	Fee	100.0%		Acquired 2004	100.0%	85,924	Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
7.	Factory Stores of America—Nebraska City	NE	Nebraska City	Fee	100.0%		Acquired 2004	97.8%	89,608	Bass, Easy Spirit, Van Heusen, VF Outlet
8.	Factory Stores of America—Story City	IA	Story City	Fee	100.0%		Acquired 2004	78.6%	112,596	Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
9.	Florida City Outlet Center	FL	Florida City	Fee	100.0%		Acquired 2010	88.5%	207,896	Aeropostale, Carter's, Gap Outlet, Guess, Nike, Nine West, OshKosh B'gosh, Tommy Hilfiger
10.	The Shoppes at Branson Meadows	MO	Branson	Fee	100.0%		Acquired 2004	73.2%	287,063	Branson Meadows Cinemas, Dressbarn, VF Outlet
11.	Huntley Outlet Center	IL	Huntley	Fee	100.0%		Acquired 2010	75.9%	279,101	Aeropostale, Ann Taylor, Banana Republic, BCBG Max Azria, Bose, Calvin Klein, Carter's, Eddie Bauer, Gap Outlet, Guess, Reebok, Tommy Hilfiger, Van Heusen

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
12.	Mall at The Source, The	NY	Westbury (New York)	Fee	25.5%	(4)(2)	Built 1997	76.2%	722,740	Off 5th-Saks Fifth Avenue, Nordstrom Rack, David's Bridal, Golf Galaxy,(8)
13.	Nanuet Mall	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	N/A	912,999	Macy's, Sears,(8)
14.	Naples Outlet Center	FL	Naples	Fee	100.0%		Acquired 2010	81.6%	146,001	Bass, Coach, Jones New York, Samsonite, Van Heusen
15.	Outlet Marketplace	FL	Orlando	Fee	100.0%		Acquired 2010	74.9%	204,978	Calvin Klein, Coldwater Creek, Nine West, Reebok, Sketchers, Van Heusen
16.	Prime Outlets—Jeffersonville	OH	Jeffersonville	Fee	100.0%		Acquired 2010	99.8%	410,059	Adidas, Banana Republic, Coach, Gap Outlet, J. Crew, Kate Spade, Polo Ralph Lauren, Pottery Barn
17.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	N/A	709,711	JCPenney, Sears, Belk

	Total Other GLA								4,962,670

	Mills Properties
	The Mills®
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	25.0%	(4)	Acquired 2007	93.8%	1,244,540
										Marshalls, Last Call Neiman Marcus, Off 5th Saks Fifth Avenue, Burlington Coat Factory, Sears Appliance Outlet, Gameworks, Sports Authority, Ross Dress for Less, JCPenney Outlet, Group USA, Harkins Cinemas, IMAX Theatre, F.Y.E., Sea Life Center
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	29.6%	(4)	Acquired 2007	99.7%	1,298,239	Bass Pro Shops, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, F.Y.E., H&M, Medieval Times, Modell's, Neiman Marcus Last Call, OFF 5TH Saks Fifth Avenue Outlet, Off Broadway Shoe Warehouse, T.J. MAXX, Cinemark Egyptian 24 Theatres
3.	Colorado Mills	CO	Lakewood (Denver)	Fee	18.8%	(4)(2)	Acquired 2007	83.1%	1,097,621	Borders Books Music Café, Eddie Bauer Outlet, Last Call Clearance Center from Neiman Marcus, Off Broadway Shoe Warehouse, OFF 5TH Saks Fifth Avenue Outlet, Sports Authority, Super Target, United Artists Theatre, Burlington Coat Factory
4.	Concord Mills	NC	Concord (Charlotte)	Fee	29.6%	(4)(2)	Acquired 2007	99.3%	1,333,938	Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, Off 5th Saks Fifth Avenue, F.Y.E., The Children's Place Outlet, Dave & Buster's, NIKE, TJ Maxx, Group USA, Sun & Ski, VF Outlet, Off Broadway Shoes, Bed Bath & Beyond, NASCAR Speedpark, AMC Theatres, Best Buy
5.	Discover Mills	GA	Lawrenceville (Atlanta)	Fee	25.0%	(4)(2)	Acquired 2007	94.5%	1,182,984	Bass Pro Shops, Books-A-Million, Burlington Coat Factory, Neiman Marcus Last Call, Medieval Times, Off 5th Saks Fifth Avenue Outlet, Off Broadway Shoe Warehouse, ROSS Dress for Less, Sears Appliance Outlet, Sun & Ski Sports, Urban Behavior, Spaha Skatepark, Dave & Buster's, AMC Theatres
6.	Franklin Mills	PA	Philadelphia	Fee	50.0%	(4)	Acquired 2007	87.0%	1,743,731	Dave & Buster's, JC Penney Outlet Store, Burlington Coat Factory, Marshalls HomeGoods, Modell's Sporting Goods, Group USA, Bed Bath & Beyond, Sam Ash Music, Off 5th Saks Fifth Avenue, Last Call Neiman Marcus, Off Broadway Shores, Sears Appliance Outlet, H&M, Spaha Skatepark, AMC Theatres, Forever 21

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
7.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	29.6%	(4)	Acquired 2007	96.3%	1,778,434	Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, The Children's Place, Forever 21, Group USA—The Clothing Co. JCPenney Outlet, Marshalls, NIKE, OFF 5th Saks Fifth Avenue, AMC Theatres, Dr. Pepper Star Center, Sun & Ski Sports, Last Call Neiman Marcus, Sears Appliance Outlet, Bass Pro Outdoor World, Off Broadway Shoes, VF Outlet, Legoland Discovery(6), Sea Life Center(6)
8.	Great Mall	CA	Milpitas (San Jose)	Fee	50.0%		Acquired 2007	94.9%	1,361,151	Last Call Neiman Marcus, Sports Authority, Group USA, Kohl's, Dave & Busters, H&M, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Off 5th Saks Fifth Avenue, NIKE, Century Theatres, Bed Bath & Beyond, XXI Forever
9.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	50.0%	(4)	Acquired 2007	95.7%	1,826,523	Bass Pro Shops Outdoor World, Bed Bath & Beyond, Burlington Coat Factory, H & M, Kohl's, Marshall's Home Goods, Off 5th—Saks Fifth Avenue Outlet, Rinkside, Sears Grand, The Sports Authority, TJ Maxx, VF Outlet, Marcus Cinemas, Last Call Neiman Marcus, Value City Furniture
10.	Katy Mills	TX	Katy (Houston)	Fee	31.3%	(4)(2)	Acquired 2007	89.9%	1,554,826	Bass Pro Shops Outdoor World, Bed Bath and Beyond, Books-A-Million, Burlington Coat Factory, F.Y.E., Marshalls, Neiman Marcus Last Call Clearance Center, Nike Factory Store, Off 5th Saks Fifth Avenue Outlet, Sun & Ski Sports, AMC Theatres, Off Broadway Shoes, XXI Forever
11.	Ontario Mills	CA	Ontario (Riverside)	Fee	25.0%	(4)	Acquired 2007	93.2%	1,479,453	Burlington Coat Factory, Baby Depot, NIKE, Gameworks, The Children's Place Outlet, Marshalls, JCPenney Outlet, Off 5th Saks Fifth Avenue Outlet, Bed Bath & Beyond, Nordstrom Rack, Dave & Busters, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres, H&M, F.Y.E., Second Spin
12.	Opry Mills	TN	Nashville	Fee	50.0%	(4)(2)	Acquired 2007	(18)	1,159,833	(18)
13.	Potomac Mills	VA	Prince William (Washington, D.C.)	Fee	50.0%	(4)	Acquired 2007	98.1%	1,537,357	Group USA, Marshall's, TJ Maxx, Sears Appliance Outlet, JCPenney Outlet, Urban Behavior, Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack, Off 5th Saks Fifth Avenue Outlet, Costco Warehouse, The Children's Place, AMC Theatres, Modell's Sporting Goods, Books-A-Million, H&M, Last Call Neiman Marcus, XXI Forever, Bloomingdale's Outlet
14.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	50.0%	(4)	Acquired 2007	99.8%	2,258,616	American Signature Home, Beall's Outlet, Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Gameworks, JCPenney Outlet Store, Marshalls, Neiman Marcus Last Call Clearance Center, Nike Factory Store, Nordstrom Rack, Off 5th Saks Fifth Avenue Outlet, Ron Jon Surf Shop, The Sports Authority, Super Target, TJ Maxx, VF Factory Outlet, Wannado City, F.Y.E., Off Broadway Shoes, Regal Cinemas, GAP Outlet, Bloomingdale's Outlet
15.	St. Louis Mills	MO	Hazelwood (St. Louis)	Fee	25.0%	(4)(2)	Acquired 2007	80.8%	1,174,827	Bed Bath & Beyond, Books-A-Million, Burlington Coat Factory, Cabela's, iceZONE, Marshalls MegaStore, NASCAR SpeedPark, Off Broadway Shoe Warehouse, Sears Appliance Outlet, The Children's Place Outlet, Regal Cinemas, Plan 9 Skatepark
16.	The Block at Orange	CA	Orange (Los Angeles)	Fee	25.0%	(4)	Acquired 2007	92.1%	725,154	Dave & Buster's, Vans Skatepark, Lucky Strike Lanes, Borders Books & Music, Off 5th Saks Fifth Avenue, AMC Theatres, Nike Factory Store, Last Call Neiman Marcus, Off Broadway Shoes, H&M

	Subtotal The Mills®								22,757,227

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
	Mills Regional Malls
17.	Briarwood Mall	MI	Ann Arbor	Fee	25.0%	(4)	Acquired 2007	95.5%	973,413		Macy's, JCPenney, Sears, Von Maur
18.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	25.0%	(4)	Acquired 2007	89.6%	2,268,717		Macy's, Macy's, Macy's Home & Furnishings, JCPenney, Sears, Marshalls, T.J. Maxx, Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, Burlington Coat Factory, AMC Theatres
19.	Dover Mall	DE	Dover	Fee	34.1%	(4)	Acquired 2007	94.6%	886,509		Macy's, JCPenney, Boscov's, Sears, Carmike Cinemas
20.	Esplanade, The	LA	Kenner (New Orleans)	Fee	50.0%	(4)	Acquired 2007	83.9%	814,839		Dillard's, Dillard's Men's, Macy's, Target(6),(11)
21.	Falls, The	FL	Miami	Fee	25.0%	(4)	Acquired 2007	93.3%	806,644		Bloomingdale's, Macy's, Regal Cinema
22.	Galleria at White Plains, The	NY	White Plains (New York)	Fee	50.0%	(4)	Acquired 2007	79.0%	862,394		Macy's, Sears, H&M
23.	Hilltop Mall	CA	Richmond (San Francisco)	Fee	25.0%	(4)	Acquired 2007	75.8%	1,094,064		JCPenney, Sears, Macy's, Wal-Mart, 24 Hour Fitness
24.	Lakeforest Mall	MD	Gaithersburg (Washington, D.C.)	Fee	25.0%	(4)	Acquired 2007	84.5%	1,045,994		Macy's, Lord & Taylor, JCPenney, Sears, H&M
25.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	25.0%	(4)	Acquired 2007	97.4%	1,111,434		Macy's, Macy's, Sears, JCPenney
26.	Marley Station	MD	Glen Burnie (Baltimore)	Fee	25.0%	(4)	Acquired 2007	82.1%	1,069,154		Macy's, JCPenney, Sears, The Movies at Marley Station, Gold's Gym,(11)
27.	Meadowood Mall	NV	Reno	Fee	25.0%	(4)	Acquired 2007	89.1%	876,891	(17)	Macy's Men's, Macy's, Sears, JCPenney, Sports Authority
28.	Northpark Mall	MS	Ridgeland	Fee	50.0%	(4)	Acquired 2007	97.2%	956,266		Dillard's, JCPenney, Belk, Regal Cinema
29.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	50.0%	(4)	Acquired 2007	86.8%	769,859		Bloomingdale's, Saks Fifth Avenue, Barnes & Noble, Pottery Barn
30.	Southdale Center	MN	Edina (Minneapolis)	Fee	50.0%	(4)	Acquired 2007	91.0%	1,339,084	(17)	Macy's, JCPenney, Marshall's, AMC Theatres,(8)
31.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	50.0%	(4)	Acquired 2007	90.5%	1,212,366		JC Penney, Sears, Kohl's, Boston Store, Cost Plus World Market,(8)
32.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	25.0%	(4)	Acquired 2007	97.1%	1,298,402		Macy's Women's, Macy's Men's, Nordstrom, Sears, JCPenney, H&M

	Subtotal Mills Regional Malls								17,386,030

	Mills Community Centers
33.	Arundel Mills Marketplace	MD	Hanover (Baltimore)	Fee	29.6%	(4)	Acquired 2007	100.0%	101,613		Michael's, Staples, PetSmart, HH Gregg
34.	Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	50.0%	(4)	Acquired 2007	100.0%	230,683		BJ's Wholesale Club, Garden Ridge
35.	Denver West Village	CO	Lakewood (Denver)	Fee	18.8%	(4)	Acquired 2007	98.5%	310,217		Barnes & Noble, Bed Bath & Beyond, Office Max, Whole Foods, DSW, Ultimate Electronics, Christy Sports, United Artists
36.	Liberty Plaza	PA	Philadelphia	Fee	50.0%	(4)	Acquired 2007	99.0%	371,618		Wal-Mart, Dick's Sporting Goods, Raymour & Flanigan, Super Fresh Food Market

	Subtotal Mills Community Centers								1,014,131

	Total Mills Properties								41,157,388

	Total U.S. Properties GLA								250,540,009

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

(5)
Regional Malls—Executed leases for all company-owned GLA in mall stores, excluding majors. Premium Outlets—Executed leases for all company-owned GLA (or total center GLA). Community/Lifestyle Centers—Executed leases for all company-owned GLA including majors and mall stores.

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

(16)
Indicates anchor or major tenant has announced its intent to close this location.

(17)
Mall & Freestanding GLA includes office space as follows:

Circle Centre Mall—192 sq. ft.	Northshore Mall—12,367 sq. ft.
Century III Mall—18,609 sq. ft.	Oak Court Mall—126,583 sq. ft.
Clay Terrace—75,118 sq. ft.	Oxford Valley Mall—110,324 sq. ft.
The Domain—132,881 sq. ft.	Plaza Carolina—28,474 sq. ft.
Copley Place—867,301 sq. ft.	River Oaks Center—117,716 sq. ft.
Del Amo—1,413 sq. ft.	Rolling Oaks Mall—6,383 sq. ft.
Fashion Centre at Pentagon City, The—169,089 sq. ft.	Roosevelt Field—1,610 sq. ft.
Firewheel Town Center—75,103 sq. ft.	South Hills Village—4,407 sq. ft.
Greendale Mall—119,860 sq. ft.	Stanford Shopping Center—7,444 sq. ft.
Gwinnett Place—32,603 sq. ft.	The Westchester—820 sq. ft.
King of Prussia Mall—13,250 sq. ft.	White Oaks Mall—17,807 sq. ft.
Knoxville Center—1,455 sq. ft.	Meadowood Mall—6,109 sq. ft.
Lehigh Valley Mall—11,754 sq. ft.	Southdale Center—20,295 sq. ft.
Menlo Park Mall—52,424 sq. ft.	Washington Square—7,737 sq. ft.
(18)
Property temporarily closed due to flood damage which occurred during May 2010.

  United States Lease Expirations

            The following table summarizes lease expiration data for our regional malls and Premium Outlets located in the United States, including Puerto Rico, as of December 31, 2010. The data does not include information for The Mills, the Mills Regional Malls, or properties we acquired in 2010 in our acquisition of Prime Outlets Acquisition Company, or Prime. The data presented does not consider the impact of renewal options that may be contained in leases.

Simon Property Group Inc. and Subsidiaries
U.S. Lease Expirations
Regional Malls and Premium Outlets
As of December 31, 2010

Year	Number of Leases Expiring	Square Feet	Avg. Base Rent per Square Foot at 12/31/10	Percentage of Gross Annual Rental Revenues (1)
Small Shops and Freestanding
Month to Month Leases	532	1,313,575	$38.27	1.0%
2011	2,933	8,149,030	$33.63	6.2%
2012	2,719	9,290,505	$33.91	7.2%
2013	2,544	7,710,019	$38.47	6.8%
2014	1,911	6,344,328	$37.86	5.5%
2015	1,987	6,992,366	$39.63	6.3%
2016	1,644	5,237,467	$41.52	5.0%
2017	1,544	5,203,214	$44.64	5.3%
2018	1,534	5,868,249	$47.70	6.4%
2019	1,334	5,189,423	$45.31	5.4%
2020	1,023	3,959,029	$44.31	4.0%
2021 and Thereafter	569	3,114,912	$37.04	2.6%
Specialty Leasing Agreements w/ terms in excess of 12 months	1,692	4,258,276	$13.85	1.3%
Anchor Tenants
2011	6	687,400	$5.23	0.1%
2012	22	2,391,624	$3.69	0.2%
2013	31	3,868,995	$4.60	0.4%
2014	33	3,460,414	$4.65	0.4%
2015	28	3,337,128	$3.02	0.2%
2016	20	2,294,049	$3.52	0.2%
2017	5	871,969	$1.28	—
2018	9	906,997	$6.23	0.1%
2019	9	1,136,399	$3.34	0.1%
2020	11	1,149,573	$5.50	0.1%
2021 and Thereafter	33	3,642,551	$5.84	0.5%

(1)
Annual rental revenues represent 2010 consolidated and joint venture combined base rental revenue.

International Properties

            Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements. However, we have direct minority investments in certain real estate companies within the U.K. as further described below.

  European Investments

            Gallerie Commerciali Italia, S.p.A., or GCI, is a fully integrated European retail real estate developer, owner and manager of 45 properties in Italy. At December 31, 2010, we had a 49.0% ownership interest in GCI. Our properties in Italy consist primarily of hypermarket-anchored shopping centers. Substantially all of these properties are anchored by the hypermarket retailer Auchan, who is also our partner in GCI. Certain of the properties in Italy are subject to leaseholds whereby GCI leases all or a portion of the premises from a third party who is entitled to receive substantially all the economic benefits of that portion of the properties. Auchan is one of the two largest hypermarket operators in Europe. These centers comprise over 10.1 million square feet of GLA and were 97.2% leased as of December 31, 2010.

            On July 15, 2010, we and our partner in Simon Ivanhoe, Ivanhoe Cambridge Inc., or Ivanhoe Cambridge, sold our collective interests in Simon Ivanhoe which owned seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners received net consideration of €422.5 million for their interests after the repayment of all joint venture debt, subject to certain post-closing adjustments. Our share of the gain on sale of our interests in Simon Ivanhoe was approximately $281 million. A portion of the proceeds was used to repay the €167.4 million (approximately $215 million) principal balance on the Euro-denominated tranche of our Credit Facility.

            We and Ivanhoe Cambridge have the right to participate with Unibail-Rodamco in the potential development of up to five new retail projects in the Simon Ivanhoe pipeline, subject to customary approval rights. We will own a 25% interest in any of these projects in which we agree to participate.

  Other International Investments

            We also hold real estate interests in eight operating joint venture properties in Japan, one operating joint venture property in Mexico, one operating joint venture property and two joint venture properties under development in South Korea, and one joint venture property under development in Malaysia. The eight Japanese Premium Outlets operate in various cities throughout Japan and are held in a joint venture with Mitsubishi Estate Co., Ltd. These centers comprise over 2.5 million square feet of GLA and were 99.8% leased as of December 31, 2010.

            The following summarizes our holdings in these international joint ventures and the underlying countries in which these joint ventures own and operate real estate properties as of December 31, 2010:

Holdings	Ownership Interest	Properties open and operating	Countries of Operation
Chelsea Japan Co. Ltd.	40.0%	8	Japan
Premium Outlets Punta Norte (Mexico City)	50.0%	1	Mexico
Yeoju Premium Outlets (Seoul)	50.0%	1	South Korea

            In July 2010, we completed construction and opened a 62,000 square foot expansion at Toki Premium Outlets in Toki, Japan.

            Prior to May 7, 2010 we held a minority interest in Liberty International, PLC, or Liberty, a U.K. Real Estate Investment Trust that operated regional shopping centers and owned other prime retail assets throughout the U.K. Effective May 7, 2010, Liberty completed a demerger in which it was separated into two companies, Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC. Liberty shareholders acquired the same number of shares of CSCG and CAPC as they owned in Liberty. CSCG operates regional shopping centers and is the owner of other retail assets primarily located in the United Kingdom. CAPC is predominantly focused on property investment and development in central London. Our interest in CSCG and CAPC is adjusted to their quoted market price, including a related foreign exchange component. Our interests in CSCG and CAPC are less than 6% of their outstanding shares respectively.

            The following property table summarizes certain data for our properties located in Europe, Japan, Mexico, and Korea at December 31, 2010.

Simon Property Group, Inc. and Subsidiaries
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership		Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
	ITALY
1.	Ancona — Senigallia	Senigallia (Ancona)	Fee	49.0%		1995	82,800	IPERSimply, Samoiraghi & Vigano
2.	Ascoli Piceno — Grottammare	Grottammare (Ascoli Piceno)	Fee	49.0%		1995	94,800	IPERSimply
3.	Ascoli Piceno — Porto Sant'Elpidio	Porto Sant'Elpidio (Ascoli Piceno)	Fee	49.0%		1999	162,300	Auchan, Benetton, Giacomelli Sport, Bata Superstore
4.	Bari — Casamassima	Casamassima (Bari)	Fee	49.0%		1995	547,800	Auchan, Coin, Upim, Oviesse, Leroy Merlin, Decathlon
5.	Bari — Modugno	Modugno (Bari)	Fee	49.0%		2004	143,500	Auchan, Euronics, Inverso
6.	Brescia — Mazzano	Mazzano (Brescia)	Fee / Leasehold	49.0	%(2)	1994	230,700	Auchan, Bricocenter, Trony, Bata, Conbipel, OVS
7.	Brindisi-Mesagne	Mesagne (Brindisi)	Fee	49.0%		2003	228,600	Auchan, Euronics, Iper Sport, Benetton
8.	Cagliari — Santa Gilla	Cagliari	Fee / Leasehold	49.0	%(2)	1992	190,700	Auchan, Bricocenter, Bata
9.	Catania — La Rena	Catania	Fee	49.0%		1998	146,200	Auchan
10.	Catania	Catania	Fee	24.0%		2010	641,700	Auchan
11.	Cinisello	Cinisello (Milano)	Fee	49.0%		2007	375,600	Auchan, H&M, Darty, Scarpe & Scarpe, Conbipel, Piazza Italia, Nike
12.	Cuneo	Cuneo (Torino)	Fee	49.0%		2004	282,200	Auchan, Bricocenter, Decathlon, Euronics, OVS Industry
13.	Giugliano	Giugliano (Napoli)	Fee	49.0	%(4)	2006	754,500	Auchan, Piazza Italia, Conbipel, Euronics, Oviesse, Eldo, Leroy Merlin, Decathlon, Scarpe & Scarpe, Alcott, Bershka, Fair, Zara, Pull & Bear
14.	Milano — Rescaldina	Rescaldina (Milano)	Fee	49.0%		2000	377,100	Auchan, Bricocenter, Media World, OVS Industry
15.	Milano — Vimodrone	Vimodrone (Milano)	Fee	49.0%		1989	190,600	Auchan, Bricocenter
16.	Napoli — Pompei	Pompei (Napoli)	Fee	49.0%		1990	91,400	Auchan, Euronics
17.	Napoli — Argine	Napli	Fee	24.0%		2010	296,200	Auchan, Euronics, Pia Aitalia,
18.	Nola — Volcano Buono	Nola (Napoli)	Ground Lease (2080)	22.1%		2007	876,000	Auchan, Coin, Holiday Inn, Media World, Alcott, Bershka, H&M, Nike, Zara, Zara Home
19.	Padova	Padova	Fee	49.0%		1989	105,800	Auchan
20.	Palermo	Palermo	Fee	49.0%		1990	82,900	Auchan
21.	Pesaro — Fano	Fano (Pesaro)	Fee	49.0%		1994	112,300	Auchan, Euronics
22.	Pescara	Pescara	Fee	49.0%		1998	161,500	Auchan, Upim, Euronics
23.	Pescara — Cepagatti	Cepagatti (Pescara)	Fee	49.0%		2001	269,800	Auchan, Bata, Expert, Conbipel
24.	Piacenza — San Rocco al Porto	San Rocco al Porto (Piacenza)	Fee	49.0%		1992	179,200	Auchan, Euronics, Benetton
25.	Roma — Collatina	Collatina (Roma)	Fee	49.0%		1999	63,600	Auchan
26.	Sassari — Predda Niedda	Predda Niedda (Sassari)	Fee / Leasehold	49.0	%(2)	1990	233,700	Auchan, Bricocenter, OVS Industry, Bata
27.	Taranto	Taranto	Fee	49.0%		1997	201,700	Auchan, Bricocenter, OVS Industry, Expert, Iper Sport
28.	Torino	Torino	Fee	49.0%		1989	171,800	Auchan, OVS Industry, Norouto, Benetton
29.	Torino — Venaria	Venaria (Torino)	Fee	49.0%		1982	165,600	Auchan, Bricocenter
30.	Venezia — Mestre	Mestre (Venezia)	Fee	49.0%		1995	246,700	Auchan, Oviesse, Benetton, Scarpe & Scarpe
31.	Vicenza	Vicenza	Fee	49.0%		1995	98,500	Auchan, Piazza Italia
32.	Ancona	Ancona	Leasehold	49.0	%(3)	1993	165,200	Auchan, King Sport, Upim, L'isola del Ristoro
33.	Bergamo	Bergamo	Leasehold	49.0	%(3)	1976	119,900	Auchan
34.	Brescia — Concesio	Concesio (Brescia)	Leasehold	49.0	%(3)	1972	117,500	Auchan, Bata
35.	Cagliari — Marconi	Cagliari	Leasehold	49.0	%(3)	1994	193,400	Auchan, Bricocenter, Bata, Trony, Cisalfa, Conbipel
36.	Catania — Misterbianco	Misterbianco (Catania)	Leasehold	49.0	%(3)	1989	99,300	Auchan
37.	Merate — Lecco	Merate (Lecco)	Leasehold	49.0	%(3)	1976	162,000	Auchan, Bricocenter, Super Media
38.	Milano — Cesano Boscone	Cesano Boscone (Milano)	Leasehold	49.0	%(3)	2005	283,900	Auchan, Darty

Simon Property Group, Inc. and Subsidiaries
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership		Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
	ITALY (continued)
39.	Milano — Nerviano	Nerviano (Milano)	Leasehold	49.0	%(3)	1991	111,600	Auchan
40.	Monza	Monza	Leasehold	49.0	%(3)		211,700	Auchan, UniEuro, Adidas, Conbipel, H&M
41.	Napoli — Mugnano di Napoli	Mugnano di Napoli	Leasehold	49.0	%(3)	1992	192,900	Auchan, Bricocenter, OVS Industry, Eldo
42.	Olbia	Olbia	Leasehold	49.0	%(3)	1993	207,600	Auchan, Terranova, Bata, Unieuro, Zara
43.	Roma — Casalbertone	Roma	Leasehold	49.0	%(3)	1998	147,600	Auchan, Cisalfa, OVS Industry, Benetton
44.	Torino — Rivoli	Rivoli (Torino)	Leasehold	49.0	%(3)	1986	94,100	Auchan, OVS Industry, Norauto
45.	Verona — Bussolengo	Bussolengo (Verona)	Leasehold	49.0	%(3)	1975	164,600	Auchan, Bricocenter, Bata

	Subtotal Italy						10,077,100
	JAPAN
46.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%		2009	224,800	Adidas, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Gap Outlet, Lanvin en Bleu, Laundry, McGregor, MK Michel Klein Homme, Pal Zileri, Tommy Hilfiger, Ralph Lauren
47.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%		2000	482,000	Armani Factory Store, Balenciaga, Bally, Beams, Bottega Veneta, Burberry, Coach, Diesel, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Jill Stuart, Loro Piana, Miu Miu, Moschino, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's
48.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%		2007	365,100	Adidas, Armani Factory Store, Bally, Banana Republic, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Etro, Gap Outlet, Gucci, Harrod's, Helmut Lang, Hugo Boss, Loro Piana, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tommy Hilfiger, Valentino
49.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%		2000	321,800	Adidas, Armani Factory Store, Bally, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Dolce & Gabbana, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Hugo Boss, Jill Stuart, Kate Spade, Lacoste, Lanvin Collection, Nike, Polo Ralph Lauren,
50.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%		2003	390,800	Adidas, Armani Factory Store, Bally, Beams, Brooks Brothers, Coach, Cynthia Rowley, Diesel, Dolce & Gabbana, Dunhill, Eddie Bauer, Escada, Etro, French Connection, Furla, Gap Outlet, Gucci, Harrod's, Kate Spade, Lanvin Collection, Miu Miu, Nike, Polo Ralph Lauren
51.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%		2008	164,200	Beams, Brooks Brothers, Bose, Coach, Jill Stuart, Kipling, Laundry, Levi's, Miss Sixty, Pleats Please Issey Miyake, Ray Ban, Tasaki
52.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%		2005	289,600	Adidas, BCBG Max Azria, Beams, Brooks Brothers, Coach, Diesel, Eddie Bauer, Furla, Gap Outlet, Lacoste, Laundry, MK Michel Klein, Nike, Olive des Olive, Polo Ralph Lauren, Timberland, Tommy Hilfiger
53.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%		2004	239,800	Adidas, Armani Factory Store, BCBG Max Azria, Beams, Bose, Brooks Brothers, Coach, Cole Haan, Courreges, Dolce & Gabbana, Furla, Gap Outlet, Miki House, Nike, Quiksilver, Reebok, Theory, Tommy Hilfiger

	Subtotal Japan						2,478,100
	MEXICO
54.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%		2004	278,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Kenneth Cole, Lacoste, Levi's, MaxMara, Nautica, Nike, Palacio Outlet, Reebok, Roberto Cavalli, Rockport, Salvatore Ferragamo, Swarovski, Zegna
	SOUTH KOREA
55.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%		2007	276,200	Adidas, Giorgio Armani, Bally, Burberry, Chloe, Coach, Diesel, Dolce & Gabbana, Escada, Fendi, Furla, Gucci, Lacoste, Marc Jacobs, Marks & Spencer, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tod's, Valentino, Vivienne Westwood

	TOTAL INTERNATIONAL ASSETS						13,109,400

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
  (4)
  GCI owns 100% of the shopping gallery at this center which consists of 177,600 sf of leaseable area. In addition, GCI owns a 40% interest in the retail parks at this center, which consist of 446,900 sf of leasable area.

  Land

            We have direct or indirect ownership interests in approximately 550 acres of land held in the United States for future development.

  Sustainability and Energy Efficiency

            Due to the size of our portfolio, we focus on energy efficiency as a core sustainability strategy. Through the continued use of energy conservation practices, energy efficiency projects, and continuous monitoring and reporting, we have reduced our energy consumption at comparable properties every year since 2003. As a result, excluding new developments and expansions, we reduced the electricity usage over which we have direct control by 295 million kWhs since 2003. This represents a 22% percent reduction in electricity usage across a portfolio of comparable properties and reflects an annual value of over $34 million in avoided operating costs. Our documented reduction in greenhouse gas emissions resulting from our energy management efforts is 182,000 metric tons CO2e.

            In 2010, we were awarded NAREIT's Leader in the Light Award for the sixth year in a row. We are the only company to have achieved the Leader in the Light distinction every single year since NAREIT launched the program in 2005. We were included in the 2009 Carbon Disclosure Project's Global 500 Carbon Disclosure Leadership Index. The 2009 Carbon Disclosure Leadership Index highlights 50 companies worldwide that have displayed the most professional approach to corporate governance with respect to climate change disclosure practices. We were the only real estate company to be recognized.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2010
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Anderson Mall	6.20%		$26,754		$2,216		10/10/12
Arsenal Mall HCHP	8.20%		846		202		05/05/16
Bangor Mall	6.15%		80,000		4,918	(2)	10/01/17
Battlefield Mall	4.60%		90,885		6,154		07/01/13
Birch Run Premium Outlets	5.95%		109,113	(39)	8,078		04/11/16
Bloomingdale Court	8.15%		26,262		2,495		11/01/15
Brunswick Square	5.65%		80,965		5,957		08/11/14
Calhoun Premium Outlets	5.79%		20,974	(34)	1,519		09/01/16
Carolina Premium Outlets — Smithfield	9.10%		19,047	(6)	2,114		03/10/13	(25)
Century III Mall	6.20%		78,973	(9)	6,541		10/10/12
Chesapeake Square	5.84%		68,796		5,162		08/01/14
The Crossings Premium Outlets	5.85%		50,927		4,649		03/13/13
Crystal River	9.63%		14,441		1,385		11/11/30
Dare Centre	9.10%		1,586	(6)	176		03/10/13	(25)
DeKalb Plaza	5.28%		2,815		284		01/01/15
Desoto Square	5.89%		63,156		4,561		07/01/14
Ellenton Premium Outlets	5.51%		107,735	(21)	7,646		01/11/16
The Factory Shoppes at Branson Meadows	9.10%		8,858	(6)	983		03/10/13	(25)
Factory Stores of America	9.10%		15,306	(6)	1,699		03/10/13	(25)
Florida City Outlet Center	5.51%		10,995	(21)	780		01/11/16
Forest Mall	6.20%		15,883	(10)	1,316		10/10/12
Forest Plaza	7.50%		18,685		1,685		10/10/19
Gaffney Premium Outlets	5.79%		38,065	(34)	2,757		09/01/16
Gateway Shopping Center	5.89%		87,000		5,124	(2)	10/01/11
Greenwood Park Mall	8.00%		79,097	(37)	7,044		08/01/16
Grove City Premium Outlets	5.51%		116,314	(21)	8,270		01/11/16
Gulfport Premium Outlets	5.51%		25,948	(21)	1,842		01/11/16
Gwinnett Place	5.68%		115,000		6,532	(2)	06/08/12
Hagerstown Premium Outlets	5.95%		91,680	(39)	6,787		04/11/16
Henderson Square	6.94%		14,100		1,270		07/01/11
Highland Lakes Center	6.20%		14,641	(9)	1,213		10/10/12
Huntley Outlet Center	5.51%		30,753	(21)	2,183		01/11/16
Independence Center	5.94%		200,000		11,886	(2)	07/10/17
Ingram Park Mall	6.99%		74,493	(20)	6,724		08/11/11
Kittery Premium Outlets	5.39	% (11)	43,556	(7)	2,347	(2)	07/10/13	(3)
Knoxville Center	6.99%		56,410	(20)	5,092		08/11/11
Lake View Plaza	8.00%		15,885		1,409		01/01/15
Lakeline Plaza	7.50%		17,504		1,578		10/10/19
Las Americas Premium Outlets	5.84%		180,000		10,511	(2)	06/11/16
Lebanon Premium Outlets	5.51%		15,953	(21)	1,132		01/11/16
Lee Premium Outlets	5.79%		52,358	(34)	3,792		09/01/16
Lighthouse Place Premium Outlets	5.39	% (11)	88,623	(7)	4,775	(2)	07/10/13	(3)
Longview Mall	6.20%		29,726	(9)	2,462		10/10/12
MacGregor Village	9.10%		6,378	(6)	708		03/10/13	(25)
Markland Mall	6.20%		21,031	(10)	1,742		10/10/12
Midland Park Mall	6.20%		30,702	(10)	2,543		10/10/12
Montgomery Mall	5.17%		86,063		6,307		05/11/34
Muncie Plaza	7.50%		7,277		656		10/10/19
Naples Outlet Center	5.51%		16,531	(21)	1,173		01/11/16

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2010
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
North Ridge Shopping Center	9.10%		7,790	(6)	865		03/10/13	(25)
Northfield Square	6.05%		27,575		2,485		02/11/14
Northlake Mall	6.99%		65,075	(20)	5,874		08/11/11
Oxford Valley Mall	4.77%		71,000		4,456		12/07/20
Penn Square Mall	7.75%		98,498		8,597		04/01/16
Philadelphia Premium Outlets	4.19	% (11)	190,000		7,969	(2)	07/30/14	(3)
Pismo Beach Premium Outlets	5.84%		33,850	(36)	1,978	(2)	11/06/16
Plaza Carolina — Fixed	7.50%		88,657		7,552		06/01/14
Plaza Carolina — Variable Swapped	7.63	% (11)	97,335		8,498		06/01/14
Pleasant Prairie Premium Outlets	5.51%		61,988	(21)	4,400		01/11/16
Pleasant Prairie Premium Outlets II	6.01%		37,363		2,758		12/01/16
Port Charlotte Town Center	5.30%		48,398		3,232		11/01/20
Prime Outlets Jeffersonville	5.51%		72,175	(21)	5,123		01/11/16
Puerto Rico Premium Outlets	3.75	% (24)	74,516		3,965		05/01/14
Queenstown Premium Outlets	5.84%		66,150	(36)	3,864	(2)	11/06/16
Regency Plaza	5.50	% (24)	3,893	(4)	331		12/14/14	(3)
Richmond Towne Square	6.20%		43,124	(10)	3,572		10/10/12
San Marcos Premium Outlets	5.51%		147,523	(21)	10,470		01/11/16
SB Boardman Plaza Holdings	5.94%		22,601		1,687		07/01/14
Secured Term Loan	0.96	% (1)	735,000		7,061	(2)	03/05/12
South Park Mall	8.00%		195,764	(37)	17,434		08/01/16
St. Charles Towne Plaza	5.50	% (24)	25,303	(4)	2,152		12/14/14	(3)
Stanford Shopping Center	2.41	% (1)	240,000		5,786	(2)	07/01/13	(3)
Summit Mall	5.42%		65,000		3,526	(2)	06/10/17
Sunland Park Mall	8.63	% (13)	31,856		3,773		01/01/26
Tacoma Mall	7.00%		118,001		10,778		10/01/11
Texas Lifestyle Centers Secured Loan	3.86	% (5)	260,000	(8)	10,026	(2)	09/23/13	(3)
Town Center at Cobb	5.74%		280,000		16,072	(2)	06/08/12
Towne West Square	6.99%		48,760	(20)	4,402		08/11/11
Upper Valley Mall	5.89%		47,108		3,406		07/01/14
Valle Vista Mall	5.35%		40,000		3,598	(2)	05/10/17
Walt Whitman Mall	8.00%		120,622	(37)	10,742		08/01/16
Washington Square	5.94%		27,835		1,653	(2)	07/01/16	(3)
Waterloo Premium Outlets	5.39	% (11)	72,822	(7)	3,923	(2)	07/10/13	(3)
West Ridge Mall	5.89%		67,568		4,885		07/01/14
West Ridge Plaza	5.50	% (24)	4,866	(4)	414		12/14/14	(3)
White Oaks Mall	5.54%		50,000		2,768	(2)	11/01/16
White Oaks Plaza	7.50%		14,554		1,312		10/10/19
Williamsburg Premium Outlets	5.95%		105,916	(39)	7,841		04/11/16
Wolfchase Galleria	5.64%		225,000		12,700	(2)	04/01/17
Woodland Hills Mall	7.79%		96,047		8,414		04/05/19

Total Consolidated Secured Indebtedness			$6,597,623
Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility — USD	2.36	% (15)	$585,000		$13,810	(2)	03/31/13
Revolving Credit Facility — Yen Currency	2.23	% (15)	273,637	(33)	6,092	(2)	03/31/13
Unsecured Notes — 4C	7.38%		200,000		14,750	(14)	06/15/18
Unsecured Notes — 6B	7.75%		77,639	(32)	6,017	(14)	01/20/11
Unsecured Notes — 8B	6.35%		106,065		6,735	(14)	08/28/12
Unsecured Notes — 9B	5.45%		122,288		6,665	(14)	03/15/13
Unsecured Notes — 10B	4.90%		200,000		9,800	(14)	01/30/14

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2010
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Unsecured Notes — 11B	5.63%		218,430		12,287	(14)	08/15/14
Unsecured Notes — 12A	5.10%		600,000		30,600	(14)	06/15/15
Unsecured Notes — 13A	5.38%		120,022		6,451	(14)	06/01/11
Unsecured Notes — 13B	5.75%		600,000		34,500	(14)	12/01/15
Unsecured Notes — 14A	5.75%		74,245		4,269	(14)	05/01/12
Unsecured Notes — 14B	6.10%		400,000		24,400	(14)	05/01/16
Unsecured Notes — 15A	5.60%		101,517		5,685	(14)	09/01/11
Unsecured Notes — 15B	5.88%		500,000		29,375	(14)	03/01/17
Unsecured Notes — 16A	5.00%		159,753		7,988	(14)	03/01/12
Unsecured Notes — 16B	5.25%		650,000		34,125	(14)	12/01/16
Unsecured Notes — 19A	5.30%		237,897		12,609	(14)	05/30/13
Unsecured Notes — 19B	6.13%		800,000		49,000	(14)	05/30/18
Unsecured Notes — 20A	10.35%		650,000		67,275	(14)	04/01/19
Unsecured Notes — 21A	6.75%		516,052		34,834	(14)	05/15/14
Unsecured Notes — 22A	4.20%		400,000		16,800	(14)	02/01/15
Unsecured Notes — 22B	5.65%		1,250,000		70,625	(14)	02/01/20
Unsecured Notes — 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes — 23A	4.38%		900,000		39,375	(14)	03/01/21

			10,342,545
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(14)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(14)	03/15/16

			325,000
CPG Partners, LP, subsidiary:
Unsecured Notes — CPG 5	8.25%		83,588	(40)	6,896	(14)	02/01/11
Unsecured Notes — CPG 6	6.88%		50,642		3,482	(14)	06/15/12
Unsecured Notes — CPG 7	6.00%		69,334		4,160	(14)	01/15/13

			203,564

Total Consolidated Unsecured Indebtedness			$10,871,109

Total Consolidated Indebtedness at Face Amounts			$17,468,732
Net Premium on Indebtedness			44,207
Net Discount on Indebtedness			(39,179)

Total Consolidated Indebtedness			$17,473,760

Our Share of Consolidated Indebtedness			$17,206,280

Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	2.09%		$136,655	(26)	$10,513		09/25/23
Atrium at Chestnut Hill	6.89%		42,975		3,880		03/11/31
Auburn Mall	6.02%		41,881		3,027		09/01/20
Aventura Mall	5.91%		430,000		25,392	(2)	12/11/17
Avenues, The	5.29%		69,689		5,325		04/01/13
Busan Premium Outlets	5.70	% (31)	15,025	(17)	856	(2)	12/28/15
California Department Stores	6.53%		31,300		2,044	(2)	11/01/17
Cape Cod Mall	6.80%		87,225		7,821		03/11/11
Circle Centre Mall	5.02%		69,809		5,165		04/11/13
Clay Terrace	5.08%		115,000		5,842	(2)	10/01/15

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2010
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Cobblestone Court	5.00	% (28)	2,356		431		05/05/12
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16
Coddingtown Mall	3.16	% (1)	14,250		1,059		07/01/14	(3)
Crystal Mall	5.62%		92,611		7,319		09/11/32
Dadeland Mall	6.75%		177,300		15,566		02/11/32
Domain Residential Phase II	2.26	% (1)	36,569		827	(2)	07/22/13	(3)
Domain Residential Building P	2.26	% (1)	3,657		83	(2)	11/07/11
Domain Westin	2.21	% (1)	39,570		875	(2)	10/15/13	(3)
Eastland Mall	5.79%		168,000		9,734	(2)	06/01/16
Emerald Square Mall	5.13%		126,640		9,479		03/01/13
Empire Mall	5.79%		176,300		10,215	(2)	06/01/16
Fashion Centre Pentagon Retail	6.63%		146,453		12,838		09/11/11	(25)
Fashion Centre Pentagon Office	5.50	% (30)	40,000		2,200	(2)	10/01/12	(3)
Fashion Valley Mall	4.30%		475,000		20,425	(2)	01/04/21
Firewheel Residential	5.91%		22,931		1,635		11/20/16	(3)
Florida Mall, The	5.25%		373,704		24,849		09/05/20
Gaitway Plaza	4.60%		13,900		640	(2)	07/01/15
Galleria Commerciali Italia — Facility A	5.37	% (16)	301,592		21,531		12/22/11
Galleria Commerciali Italia — Facility B	5.85	% (16)	299,087		22,566		12/22/11
Galleria Commerciali Italia — Catania	1.74	% (16)	92,931		1,614	(2)	12/17/12
Galleria Commerciali Italia — Cinisello — Fixed	5.38	% (16)	96,997		6,719		03/31/15
Galleria Commerciali Italia — Cinisello — Variable	1.76	% (16)	68,003		1,881		03/31/15
Galleria Commerciali Italia — Giugliano A	4.77	% (16)	35,783		1,708	(2)	10/20/13
Galleria Commerciali Italia — Giugliano B	4.78	% (16)	32,401		2,433		10/20/13
Galleria Commerciali Italia — Giugliano C	5.19	% (16)	13,041		1,511		10/20/13
Granite Run Mall	5.83%		114,963		8,622		06/01/16
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16
Gotemba Premium Outlets — Fixed	1.57%		58,811	(26)	12,348		10/25/14
Gotemba Premium Outlets — Variable	0.63	% (12)	7,800	(26)	1,349		05/31/12
Hamilton Town Center	1.86	% (1)	95,283		1,773	(2)	05/29/12	(3)
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		9,494		637		11/01/14
Indian River Mall	5.21%		64,325		4,313		11/01/14
King of Prussia Mall — 1	7.49%		112,899		23,183		01/01/17
King of Prussia Mall — 2	8.53%		7,976		1,685		01/01/17
Kobe Sanda Premium Outlets — Fixed	1.49%		23,142	(26)	3,937		01/31/14
Kobe Sanda Premium Outlets — Variable	0.89	% (12)	58,009	(26)	7,628		01/31/14
Lehigh Valley Mall	5.88%		139,280		9,943		07/05/20
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Rockingham	5.61%		260,000		14,586	(2)	03/10/17
Mall of New Hampshire	6.23%		133,085		10,079		10/05/15
Mesa Mall	5.79%		87,250		5,055	(2)	06/01/16
Miami International Mall	5.35%		91,592		6,533		10/01/13
Northshore Mall	5.03%		198,255		13,566		03/11/34
Paju Premium Outlets	5.92	% (31)	50,578	(17)	2,994	(2)	04/01/13
Plaza at Buckland Hills, The	4.60%		24,800		1,142	(2)	07/01/15
Quaker Bridge Mall	7.03%		17,644		2,407		04/01/16
Ridgewood Court	4.60%		14,650		674	(2)	07/01/15
Rinku Premium Outlets	1.85%		27,913	(26)	8,108		11/25/14
Rushmore Mall	5.79%		94,000		5,446	(2)	06/01/16
Sano Premium Outlets	0.52	% (12)	42,033	(26)	20,436		05/31/18

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2010
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Seminole Towne Center	3.26	% (22)	66,560		4,871		08/09/11
Sendai Premium Outlets	0.48	% (12)	37,283	(26)	4,660		10/31/18
Shops at Sunset Place, The	5.62%		78,648		5,892		09/01/20
Smith Haven Mall	5.16%		180,000		9,283	(2)	03/01/16
Solomon Pond	3.97%		104,947		6,505		08/01/13
Source, The	6.65%		124,000		8,246	(2)	01/31/11
Southern Hills Mall	5.79%		101,500		5,881	(2)	06/01/16
SouthPark Residential	3.01	% (1)	21,111		636	(2)	02/23/13
Springfield Mall	4.77	% (11)	67,000		3,194	(2)	11/30/15
Square One	6.73%		84,395		7,380		03/11/12
St. Johns Town Center	5.06%		168,456		11,026		03/11/15
St. John's Town Center Phase II	5.50	% (11)	77,500		4,266	(2)	05/10/15	(3)
Toki Premium Outlets — Fixed	1.80%		8,830	(26)	2,869		10/31/11
Toki Premium Outlets — Variable	1.14	% (12)	16,216	(26)	2,093		04/30/15
Tosu Premium Outlets — Fixed	1.50%		6,298	(26)	2,396		08/24/13
Tosu Premium Outlets — Variable	0.63	% (12)	10,302	(26)	1,536		01/31/12
Valley Mall	5.83%		44,646		3,357		06/01/16
Village Park Plaza	4.60%		29,850		1,374	(2)	07/01/15
West Town Corners	4.60%		18,800		865	(2)	07/01/15
West Town Mall	6.34%		210,000		13,309	(2)	12/01/17
Westchester, The	6.00%		372,347		26,980		05/05/20
Whitehall Mall	7.00%		11,712		1,149		11/01/18
Yeoju Premium Outlets	6.20	% (31)	4,419	(17)	274	(2)	07/31/12

Total Joint Venture Secured Indebtedness at Face Amounts			$8,598,237
Mills Indebtedness at Face Amounts (detail in The Mills Limited Partnership Summary)			$2,810,565

Total Joint Venture and Mills Indebtedness at Face Amounts			$11,408,802
Net Premium on Indebtedness			10,777
Net Discount on Indebtedness			(895)
Total Joint Venture Indebtedness			$11,418,684

Our Share of Joint Venture Indebtedness			$6,562,500	(23)

Mills Indebtedness:
Secured Indebtedness:
Arizona Mills	5.76%		174,006		12,268		07/01/20
Arundel Marketplace	5.92%		11,187		884		01/01/14
Arundel Mills	6.14%		383,314		28,116		08/01/14
Block at Orange	6.25%		220,000		13,753	(2)	10/01/14
Briarwood Mall	7.50%		118,006		10,641		11/30/16
Colorado Mills	2.04	% (18)	153,574		3,134	(2)	11/12/11
Concord Marketplace	5.76%		13,023		972		02/01/14
Concord Mills Mall	6.13%		160,891		13,208		12/07/12
Del Amo Fashion Center	1.76	% (1)	307,753		5,418	(2)	01/23/13	(3)
Denver West Village	8.15%		21,404		2,153		10/01/11
Discover Mills — 1	7.32%		23,700		1,735	(2)	12/11/11
Discover Mills — 2	6.08%		135,000		8,212	(2)	12/11/11
Dover Mall & Commons	2.21	% (29)	83,756	(35)	1,852	(2)	02/01/12	(3)
Esplanade, The	2.21	% (29)	75,136	(35)	1,661	(2)	02/01/12	(3)

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2010
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Falls, The	7.50%		114,072		10,287		11/30/16
Franklin Mills	5.65%		290,000		16,385	(2)	06/01/17
Galleria at White Plains	2.21	% (29)	125,566	(35)	2,776	(2)	02/01/12	(3)
Grapevine Mills	5.91	% (38)	270,000		15,945	(2)	09/22/14	(3)
Great Mall of the Bay Area	6.01%		270,000		16,227	(2)	08/28/15	(3)
Gurnee Mills	5.77%		321,000		18,512	(2)	07/01/17
Hilltop Mall	4.99%		64,350		3,211	(2)	07/08/12
Katy Mills	6.69%		141,055		12,207		01/09/13
Lakeforest Mall	4.90%		140,061		8,978		07/08/13	(3)
Liberty Plaza	5.68%		43,000		2,442	(2)	06/01/17
Mall at Tuttle Crossing	5.05%		112,625		7,774		11/05/13
Marley Station	4.89%		114,400		5,595	(2)	07/01/12
Meadowood Mall	1.13	% (27)	140,114		1,584	(2)	01/09/12
Mills Senior Loan Facility	1.51	% (1)	655,000		9,895	(2)	06/07/12	(3)
Net Leases II	9.35%		20,873		1,952	(2)	01/10/23
Northpark Mall — Mills	2.21	% (29)	105,543	(35)	2,333	(2)	02/01/12	(3)
Ontario Mills	4.98	% (11)	175,000		8,718	(2)	12/05/13	(3)
Opry Mills	6.16%		280,000		17,248	(2)	10/10/14
Potomac Mills	5.83%		410,000		23,901	(2)	07/11/17
Sawgrass Mills	5.82%		820,000		47,724	(2)	07/01/14
Shops at Riverside, The	1.06	% (1)	138,000		1,464	(2)	11/14/11
Southdale Center	5.18%		157,354		10,430		04/01/13	(3)
Southridge Mall	5.23%		124,000		6,489	(2)	04/01/12
St. Louis Mills	6.39%		90,000		5,751	(2)	01/08/12
Stoneridge Shopping Center	7.50%		226,522		19,214		11/30/16

Total Mills Secured Indebtedness			$7,229,285
Unsecured Indebtedness:
TMLP Trust Preferred Unsecured Securities	7.38%		100,000		7,375	(2)	03/30/36	(19)

Total Mills Unsecured Indebtedness			$100,000

Total Mills Indebtedness at Face Amounts			$7,329,285
Our Share of Mills Indebtedness			$2,810,565

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 70 bps to 450 bps. LIBOR as of December 31, 2010 was 0.26%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Applicable Borrower's option.

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

(12)
Variable rate loans based on Yen LIBOR plus interest rate spreads ranging from 35 bps to 187.5 bps. Yen LIBOR as of December 31, 2010 was 0.1263%.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. This threshold was met and additional interest was paid in 2010.

(14)
Requires semi-annual payments of interest only.

(15)
$3,900,000 Credit Facility. As of December 31, 2010, the Credit Facility bears interest at LIBOR+210 basis points and provides for different pricing based upon our investment grade rating. As of December 31, 2010, $3.0 billion was available after outstanding borrowings and letter of credits.

(16)
Amounts shown in USD equivalent. Euro equivalent is 709.1 million. Associated with these loans are interest rate swap agreements with a total combined Euro 587.7 million notional amount that effectively fixes Facility A and B, Giugliano, and a portion of Cinisello at 4.88%.

(17)
Amounts shown in USD equivalent. Won Equivalent is 79,228.0 million.

(18)
LIBOR+1.780%, with LIBOR capped at 4.000%.

(19)
Redeemable beginning 3/30/11, pricing re-sets every 5 years based on an index of LIBOR+2.45%.

(20)
Loans secured by these four properties are cross-collateralized and cross-defaulted.

(21)
Loans secured by these ten properties are cross-collateralized and cross-defaulted.

(22)
LIBOR+3.000%, with LIBOR capped at 8.500%.

(23)
Our share of indebtedness for joint ventures excludes our share of indebtedness of $146.4 million in joint venture entities in which GCI holds a non-controlling interest.

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

(26)
Amounts shown in US Dollar Equivalent. Yen equivalent 35,330.3 million

(27)
LIBOR+0.870%, with LIBOR capped at 4.000%.

(28)
Through an interest rate floor agreement, the LIBOR rate is currently fixed at 1.00%.

(29)
LIBOR+1.950%, with LIBOR capped at 6.00%.

(30)
LIBOR+4.500%, with LIBOR capped at 8.250%. Through an interest rate floor agreement, the LIBOR rate is currently fixed at 1.00%.

(31)
Variable rate loans based on 91 Day Korea CD rate plus interest rate spreads ranging from 290 bps to 340 bps. The 91 Day Korea CD rate as of December 31, 2010 was 2.80%.

(32)
Senior note was paid off on 1/20/11.

(33)
Amounts shown in US Dollar Equivalent. Balances include borrowings on multi-currency tranche of Yen 22,265.0 million.

(34)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(35)
Loans secured by these four properties are cross-collateralized and cross-defaulted.

(36)
Loans secured by these two properties are cross-collateralized and cross-defaulted.

(37)
Loans secured by these three properties are cross-collateralized.

(38)
We have executed a swap agreement that fixes the interest rate on $245 million of this loan at 6.26%.

(39)
Loans secured by these three properties are cross-collateralized.

(40)
Senior note was paid off on 2/1/11.

The changes in consolidated mortgages and other indebtedness for the years ended December 31, 2010, 2009, 2008 are as follows:

	2010	2009	2008
Balance, Beginning of Year	$18,630,302	$18,042,532	$17,218,674
Additions during period:
New Loan Originations	3,709,910	2,073,874	1,833,677
Loans assumed in acquisitions	1,241,907	—	—
Net Premium	4,360	3,162	(7,192)
Deductions during period:
Loan Retirements	(6,053,631)	(1,427,858)	(930,818)
Amortization of Net Premiums	(9,066)	(10,627)	(14,611)
Scheduled Principal Amortization	(50,022)	(50,781)	(57,198)

Balance, Close of Year	$17,473,760	$18,630,302	$18,042,532

Item 3.    Legal Proceedings

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

Item 4.    [Removed and Reserved.]

Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            Our common stock trades on the New York Stock Exchange under the symbol "SPG". The quarterly price range for the shares and the distributions declared per share for each quarter in the last two fiscal years are shown below:

	High	Low	Close	Declared Dividends
2009
1st Quarter	$54.24	$24.27	$34.64	$0.90
2nd Quarter	57.45	32.56	51.43	0.60
3rd Quarter	76.05	45.00	69.43	0.60
4th Quarter	83.82	64.20	79.80	0.60
2010
1st Quarter	86.63	68.76	83.90	$0.60
2nd Quarter	93.59	78.63	80.75	0.60
3rd Quarter	98.39	76.47	92.74	0.60
4th Quarter	106.54	92.13	99.49	0.80

            There is no established public trading market for Simon Property's Class B common stock. Dividends on the Class B common stock are identical to the common stock.

  Holders

            The number of holders of record of common stock outstanding was 1,996 as of December 31, 2010. The Class B common stock is held entirely by a voting trust to which the Estate of Melvin Simon, Herbert Simon, David Simon and certain of their affiliates are parties and is exchangeable on a one-for-one basis into shares of common stock.

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

            Dividends during 2010 aggregated $2.60 per share and were paid entirely in cash. Dividends during 2009 aggregated $2.70 and were paid part in stock and part in cash, subject to stockholder election. On February 3, 2011, our Board of Directors approved a cash common stock dividend of $0.80 per share for the first quarter of 2011.

            We offer an Automatic Dividend Reinvestment Plan that allows stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

  Unregistered Sales of Equity Securities

            During the fourth quarter of 2010, we issued 55,518 shares of common stock to limited partners in exchange for an equal number of units. The issuance of the shares of common stock was made pursuant to the terms of the Partnership Agreement of the Operating Partnership and was exempt from registration under the Securities Act of 1933 as amended, in reliance upon Section 4(2).

  Issuances Under Equity Compensation Plans

            For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this report.

  Temporary Equity

            As of the end of the first quarter of 2010 and through April 14, 2010, holders of our Series I preferred stock and holders of the Operating Partnership's Series I Convertible preferred units could elect to convert their Series I preferred stock into shares of our common stock or Series I preferred units into units of the Operating Partnership or Series I preferred stock. The optional conversion election resulted from the closing sale price of our common stock exceeding the applicable trigger price per share for a period of 20 trading days in the last 30 trading days of the prior quarter. Each share of Series I preferred stock and Series I preferred unit was convertible into common stock or units at a conversion ratio of .847495.

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

Item 6. Selected Financial Data

            The information required by this item is incorporated herein by reference to the Selected Financial Data section of our 2010 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Annual Report to Stockholders under the caption "Liquidity and Capital Resources — Market Risk," filed as Exhibit 13.1 to this Form 10-K.

Item 8. Financial Statements and Supplementary Data

            Reference is made to the Index to Financial Statements contained in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A. Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

            Management's Report on Internal Control Over Financial Reporting.    Our management's report on internal control over financial reporting is set forth in our 2010 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K and is incorporated herein by reference.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

            During the fourth quarter of the year covered by this report, the Audit Committee of our Board of Directors approved certain audit, audit-related and non-audit tax compliance services to be provided by Ernst & Young, LLP, the Company's independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

 Part III

Item 10. Directors, Executive Officers and Corporate Governance

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A and the information included under the caption "Executive Officers of the Registrant" in Part I hereof.

Item 11. Executive Compensation

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions and Director Independence

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

 Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)
Consolidated Financial Statements

  Simon Property Group, Inc. and Subsidiaries' consolidated financial statements and independent registered public accounting firm's reports are included in our 2010 Annual Report to Stockholders, filed as Exhibit 13.1 to this Form 10-K and are incorporated herein by reference.

		Page No.
(2)	Financial Statement Schedule
	Simon Property Group, Inc. and Subsidiaries Schedule III — Schedule of Real Estate and Accumulated Depreciation	52
	Notes to Schedule III	58
(3)	Exhibits
	The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	59

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
	By	/s/ DAVID SIMON David Simon Chairman of the Board of Directors and Chief Executive Officer
February 25, 2011

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 25, 2011
/s/ HERBERT SIMON Herbert Simon	Chairman Emeritus and Director	February 25, 2011
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer and Director	February 25, 2011
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	February 25, 2011
/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	February 25, 2011
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	February 25, 2011
/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	February 25, 2011
/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	February 25, 2011

Signature	Capacity	Date

/s/ KAREN N. HORN Karen N. Horn	Director	February 25, 2011
/s/ ALLAN HUBBARD Allan Hubbard	Director	February 25, 2011
/s/ DANIEL C. SMITH Daniel C. Smith	Director	February 25, 2011
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011
/s/ STEVEN K. BROADWATER Steven K. Broadwater	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

		Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)			Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Anderson Mall, Anderson, SC	$26,754	$1,712	$15,227	$851	$20,334	$2,563	$35,561	$38,124	$13,687	1972
Arsenal Mall, Watertown, MA	846	14,714	47,680	—	6,430	14,714	54,110	68,824	17,411	1999	(4)
Bangor Mall, Bangor, ME	80,000	5,478	59,740	—	9,404	5,478	69,144	74,622	21,729	2004	(5)
Barton Creek Square, Austin, TX	—	2,903	20,929	7,983	61,142	10,886	82,071	92,957	43,312	1981
Battlefield Mall, Springfield, MO	90,885	3,919	27,231	3,000	62,518	6,919	89,749	96,668	52,350	1970
Bay Park Square, Green Bay, WI	—	6,358	25,623	4,133	23,627	10,491	49,250	59,741	21,470	1980
Bowie Town Center, Bowie, MD	—	2,710	65,044	235	5,789	2,945	70,833	73,778	25,565	2001
Boynton Beach Mall, Boynton Beach, FL	—	22,240	78,804	4,666	25,170	26,906	103,974	130,880	39,730	1985
Brea Mall, Brea, CA	—	39,500	209,202	—	25,682	39,500	234,884	274,384	83,316	1998	(4)
Broadway Square, Tyler, TX	—	11,306	32,431	—	22,257	11,306	54,688	65,994	23,516	1994	(4)
Brunswick Square, East Brunswick, NJ	80,965	8,436	55,838	—	27,967	8,436	83,805	92,241	37,536	1973
Burlington Mall, Burlington, MA	—	46,600	303,618	19,600	90,699	66,200	394,317	460,517	122,167	1998	(4)
Castleton Square, Indianapolis, IN	—	26,250	98,287	7,434	70,451	33,684	168,738	202,422	63,697	1972
Century III Mall, West Mifflin, PA	78,973	17,380	102,364	10	7,083	17,390	109,447	126,837	72,123	1979
Charlottesville Fashion Square, Charlottesville, VA	—	—	54,738	—	13,939	—	68,677	68,677	27,214	1997	(4)
Chautauqua Mall, Lakewood, NY	—	3,257	9,641	—	16,456	3,257	26,097	29,354	12,829	1971
Chesapeake Square, Chesapeake, VA	68,796	11,534	70,461	—	11,517	11,534	81,978	93,512	42,220	1989
Cielo Vista Mall, El Paso, TX	—	1,005	15,262	608	44,663	1,613	59,925	61,538	33,617	1974
College Mall, Bloomington, IN	—	1,003	16,245	720	43,377	1,723	59,622	61,345	28,994	1965
Columbia Center, Kennewick, WA	—	17,441	66,580	—	21,868	17,441	88,448	105,889	34,170	1987
Copley Place, Boston, MA	—	—	378,045	—	88,575	—	466,620	466,620	118,457	2002	(4)
Coral Square, Coral Springs, FL	—	13,556	93,630	—	14,493	13,556	108,123	121,679	54,666	1984
Cordova Mall, Pensacola, FL	—	18,626	73,091	7,321	44,759	25,947	117,850	143,797	36,937	1998	(4)
Cottonwood Mall, Albuquerque, NM	—	10,122	69,958	—	5,082	10,122	75,040	85,162	35,198	1996
Crystal River Mall, Crystal River, FL	14,441	5,393	20,241	—	4,850	5,393	25,091	30,484	11,203	1990
DeSoto Square, Bradenton, FL	63,156	9,011	52,675	—	7,114	9,011	59,789	68,800	24,970	1973
Domain, The, Austin, TX (6)	—	45,152	197,010	—	137,617	45,152	334,627	379,779	39,371	2005
Edison Mall, Fort Myers, FL	—	11,529	107,350	—	28,277	11,529	135,627	147,156	49,499	1997	(4)
Fashion Mall at Keystone, The, Indianapolis, IN	—	—	120,579	—	47,507	—	168,086	168,086	61,436	1997	(4)
Firewheel Town Center, Garland, TX	—	8,636	82,716	—	24,793	8,636	107,509	116,145	25,015	2004
Forest Mall, Fond Du Lac, WI	15,883	721	4,491	—	8,819	721	13,310	14,031	8,209	1973
Forum Shops at Caesars, The, Las Vegas, NV	—	—	276,567	—	210,699	—	487,266	487,266	141,772	1992
Great Lakes Mall, Mentor, OH	—	12,302	100,362	—	10,478	12,302	110,840	123,142	47,300	1961
Greenwood Park Mall, Greenwood, IN	79,097	2,423	23,445	5,253	115,289	7,676	138,734	146,410	53,749	1979
Gulf View Square, Port Richey, FL	—	13,690	39,991	2,023	18,348	15,713	58,339	74,052	24,499	1980
Gwinnett Place, Duluth, GA	115,000	17,051	141,191	—	4,908	17,051	146,099	163,150	50,674	1998	(5)
Haywood Mall, Greenville, SC	—	11,585	133,893	6	20,669	11,591	154,562	166,153	67,804	1998	(4)
Independence Center, Independence, MO	200,000	5,042	45,798	—	31,354	5,042	77,152	82,194	34,005	1994	(4)
Ingram Park Mall, San Antonio, TX	74,493	733	17,163	73	21,444	806	38,607	39,413	22,437	1979
Irving Mall, Irving, TX	—	6,737	17,479	2,533	40,945	9,270	58,424	67,694	35,644	1971
Jefferson Valley Mall, Yorktown Heights, NY	—	4,868	30,304	—	26,422	4,868	56,726	61,594	30,474	1983
Knoxville Center, Knoxville, TN	56,410	5,006	21,617	3,712	34,423	8,718	56,040	64,758	30,140	1984
La Plaza Mall, McAllen, TX	—	1,375	9,828	6,569	39,449	7,944	49,277	57,221	23,938	1976

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

		Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)			Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Laguna Hills Mall, Laguna Hills, CA	—	27,928	55,446	—	13,916	27,928	69,362	97,290	26,114	1997	(4)
Lakeline Mall, Austin, TX	—	10,088	81,568	14	16,119	10,102	97,687	107,789	40,371	1995
Lenox Square, Atlanta, GA	—	38,058	492,411	—	64,371	38,058	556,782	594,840	190,438	1998	(4)
Lima Mall, Lima, OH	—	7,659	35,338	—	11,638	7,659	46,976	54,635	21,598	1965
Lincolnwood Town Center, Lincolnwood, IL	—	7,907	63,480	28	7,325	7,935	70,805	78,740	39,335	1990
Livingston Mall, Livingston, NJ	—	22,214	105,250	—	37,666	22,214	142,916	165,130	45,636	1998	(4)
Longview Mall, Longview, TX	29,726	259	3,567	124	8,112	383	11,679	12,062	6,282	1978
Mall at Chestnut Hill, The, Chestnut Hill, MA	—	449	24,615	—	—	449	24,615	25,064	701	2002	(5)
Mall of Georgia, Mill Creek, GA	—	47,492	326,633	—	4,965	47,492	331,598	379,090	89,654	1999	(5)
Maplewood Mall, Minneapolis, MN	—	17,119	80,758	—	13,177	17,119	93,935	111,054	27,422	2002	(4)
Markland Mall, Kokomo, IN	21,031	—	7,568	—	10,367	—	17,935	17,935	10,524	1968
McCain Mall, N. Little Rock, AR	—	—	9,515	10,530	11,095	10,530	20,610	31,140	14,879	1973
Melbourne Square, Melbourne, FL	—	15,762	55,891	4,160	27,746	19,922	83,637	103,559	31,357	1982
Menlo Park Mall, Edison, NJ	—	65,684	223,252	—	39,840	65,684	263,092	328,776	100,995	1997	(4)
Midland Park Mall, Midland, TX	30,702	687	9,213	—	16,722	687	25,935	26,622	14,792	1980
Miller Hill Mall, Duluth, MN	—	2,965	18,092	—	29,506	2,965	47,598	50,563	31,404	1973
Montgomery Mall, Montgomeryville, PA	86,063	27,105	86,915	—	26,977	27,105	113,892	140,997	29,056	2004	(5)
Muncie Mall, Muncie, IN	—	172	5,776	52	27,415	224	33,191	33,415	18,186	1970
North East Mall, Hurst, TX	—	128	12,966	19,010	150,597	19,138	163,563	182,701	72,329	1971
Northfield Square Mall, Bourbonnais, IL	27,575	362	53,396	—	1,809	362	55,205	55,567	34,429	2004	(5)
Northgate Mall, Seattle, WA	—	24,369	115,992	—	92,465	24,369	208,457	232,826	66,851	1987
Northlake Mall, Atlanta, GA	65,075	33,400	98,035	—	4,146	33,400	102,181	135,581	56,918	1998	(4)
Northwoods Mall, Peoria, IL	—	1,185	12,779	2,372	36,610	3,557	49,389	52,946	28,766	1983
Oak Court Mall, Memphis, TN	—	15,673	57,304	—	9,188	15,673	66,492	82,165	27,311	1997	(4)
Ocean County Mall, Toms River, NJ	—	20,404	124,945	—	24,479	20,404	149,424	169,828	51,626	1998	(4)
Orange Park Mall, Orange Park, FL	—	12,998	65,121	—	40,006	12,998	105,127	118,125	44,665	1994	(4)
Orland Square, Orland Park, IL	—	35,514	129,906	—	22,651	35,514	152,557	188,071	60,746	1997	(4)
Oxford Valley Mall, Langhorne, PA	71,000	24,544	100,287	—	8,905	24,544	109,192	133,736	53,329	2003	(4)
Paddock Mall, Ocala, FL	—	11,198	39,727	—	16,659	11,198	56,386	67,584	20,655	1980
Penn Square Mall, Oklahoma City, OK	98,498	2,043	155,958	—	28,249	2,043	184,207	186,250	68,745	2002	(4)
Pheasant Lane Mall, Nashua, NH	—	3,902	155,068	550	18,953	4,452	174,021	178,473	57,549	2004	(5)
Phipps Plaza, Atlanta, GA	—	16,725	210,610	—	26,934	16,725	237,544	254,269	84,988	1998	(4)
Plaza Carolina, Carolina, PR	185,992	15,493	279,560	—	21,950	15,493	301,510	317,003	65,576	2004	(4)
Port Charlotte Town Center, Port Charlotte, FL	48,398	5,471	58,570	—	15,792	5,471	74,362	79,833	33,357	1989
Prien Lake Mall, Lake Charles, LA	—	1,842	2,813	3,091	37,574	4,933	40,387	45,320	20,603	1972
Richmond Town Square, Richmond Heights, OH	43,124	2,600	12,112	—	58,662	2,600	70,774	73,374	44,952	1966
River Oaks Center, Calumet City, IL	—	30,560	101,224	—	10,299	30,560	111,523	142,083	42,727	1997	(4)
Rockaway Townsquare, Rockaway, NJ	—	44,116	212,257	27	34,740	44,143	246,997	291,140	82,110	1998	(4)
Rolling Oaks Mall, San Antonio, TX	—	1,929	38,609	—	13,239	1,929	51,848	53,777	27,196	1988
Roosevelt Field, Garden City, NY	—	163,609	702,008	—	36,094	163,609	738,102	901,711	257,321	1998	(4)
Ross Park Mall, Pittsburgh, PA	—	23,541	90,203	—	81,368	23,541	171,571	195,112	65,766	1986
Santa Rosa Plaza, Santa Rosa, CA	—	10,400	87,864	—	11,084	10,400	98,948	109,348	35,805	1998	(4)
Shops at Mission Viejo, The, Mission Viejo, CA	—	9,139	54,445	7,491	150,426	16,630	204,871	221,501	87,292	1979
South Hills Village, Pittsburgh, PA	—	23,445	125,840	2,945	24,469	26,390	150,309	176,699	54,768	1997	(4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

		Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)			Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
South Shore Plaza, Braintree, MA	—	101,200	301,495	—	147,442	101,200	448,937	550,137	118,145	1998	(4)
Southern Park Mall, Boardman, OH	—	16,982	77,767	97	24,244	17,079	102,011	119,090	44,551	1970
SouthPark, Charlotte, NC	195,764	42,092	188,055	100	165,575	42,192	353,630	395,822	106,810	2002	(4)
St. Charles Towne Center, Waldorf, MD	—	7,710	52,934	1,180	28,677	8,890	81,611	90,501	40,070	1990
Stanford Shopping Center, Palo Alto, CA	240,000	—	339,537	—	5,280	—	344,817	344,817	79,769	2003	(4)
Summit Mall, Akron, OH	65,000	15,374	51,137	—	41,529	15,374	92,666	108,040	33,738	1965
Sunland Park Mall, El Paso, TX	31,856	2,896	28,900	—	8,475	2,896	37,375	40,271	22,544	1988
Tacoma Mall, Tacoma, WA	118,001	37,803	125,826	—	80,839	37,803	206,665	244,468	70,160	1987
Tippecanoe Mall, Lafayette, IN	—	2,897	8,439	5,517	44,075	8,414	52,514	60,928	34,491	1973
Town Center at Aurora, Aurora, CO	—	9,959	56,832	6	56,929	9,965	113,761	123,726	44,584	1998	(4)
Town Center at Boca Raton, Boca Raton, FL	—	64,200	307,317	—	152,520	64,200	459,837	524,037	153,354	1998	(4)
Town Center at Cobb, Kennesaw, GA	280,000	32,355	158,225	—	13,564	32,355	171,789	204,144	57,555	1998	(5)
Towne East Square, Wichita, KS	—	8,525	18,479	1,429	39,035	9,954	57,514	67,468	33,506	1975
Towne West Square, Wichita, KS	48,760	972	21,203	61	12,060	1,033	33,263	34,296	20,104	1980
Treasure Coast Square, Jensen Beach, FL	—	11,124	72,990	3,067	34,039	14,191	107,029	121,220	43,301	1987
Tyrone Square, St. Petersburg, FL	—	15,638	120,962	—	27,980	15,638	148,942	164,580	60,922	1972
University Park Mall, Mishawaka, IN	—	16,768	112,158	7,000	49,562	23,768	161,720	185,488	98,426	1996	(4)
Upper Valley Mall, Springfield, OH	47,108	8,421	38,745	—	10,434	8,421	49,179	57,600	19,768	1979
Valle Vista Mall, Harlingen, TX	40,000	1,398	17,159	329	20,676	1,727	37,835	39,562	19,546	1983
Virginia Center Commons, Glen Allen, VA	—	9,764	50,547	4,149	11,961	13,913	62,508	76,421	21,303	1991
Walt Whitman Mall, Huntington Station, NY	120,622	51,700	111,258	3,789	42,228	55,489	153,486	208,975	65,360	1998	(4)
Washington Square, Indianapolis, IN	27,835	6,319	36,495	—	11,109	6,319	47,604	53,923	41,851	1974
West Ridge Mall, Topeka, KS	67,568	5,453	34,132	1,168	22,900	6,621	57,032	63,653	26,964	1988
Westminster Mall, Westminster, CA	—	43,464	84,709	—	32,058	43,464	116,767	160,231	40,375	1998	(4)
White Oaks Mall, Springfield, IL	50,000	3,024	35,692	2,102	38,422	5,126	74,114	79,240	31,776	1977
Wolfchase Galleria, Memphis, TN	225,000	15,881	128,276	—	9,482	15,881	137,758	153,639	54,785	2002	(4)
Woodland Hills Mall, Tulsa, OK	96,047	34,211	187,123	—	13,645	34,211	200,768	234,979	68,846	2004	(5)
Premium Outlets
Albertville Premium Outlets, Albertville, MN	—	3,900	97,059	—	4,139	3,900	101,198	105,098	27,603	2004	(4)
Allen Premium Outlets, Allen, TX	—	13,855	43,687	97	16,023	13,952	59,710	73,662	17,726	2004	(4)
Aurora Farms Premium Outlets, Aurora, OH	—	2,370	24,326	—	1,876	2,370	26,202	28,572	14,288	2004	(4)
Birch Run Premium Outlets, Birch Run, MI	109,113	11,432	78,338	—	—	11,432	78,338	89,770	1,476	2010	(4)
Calhoun Premium Outlets, Calhoun, GA	20,974	1,560	13,800	—	—	1,560	13,800	15,360	638	2010	(4)
Camarillo Premium Outlets, Camarillo, CA	—	16,670	224,721	482	62,741	17,152	287,462	304,614	56,768	2004	(4)
Carlsbad Premium Outlets, Carlsbad, CA	—	12,890	184,990	96	2,274	12,986	187,264	200,250	39,874	2004	(4)
Carolina Premium Outlets, Smithfield, NC	19,047	3,170	59,863	—	2,919	3,170	62,782	65,952	19,936	2004	(4)
Chicago Premium Outlets, Aurora, IL	—	659	118,005	—	4,294	659	122,299	122,958	34,690	2004	(4)
Cincinnati Premium Outlets, Monroe, OH	—	14,117	71,520	—	3,199	14,117	74,719	88,836	5,349	2008
Clinton Crossing Premium Outlets, Clinton, CT	—	2,060	107,556	1,532	1,793	3,592	109,349	112,941	28,015	2004	(4)
Columbia Gorge Premium Outlets, Troutdale, OR	—	7,900	16,492	—	2,184	7,900	18,676	26,576	7,957	2004	(4)
Desert Hills Premium Outlets, Cabazon, CA	—	3,440	338,679	—	3,832	3,440	342,511	345,951	69,218	2004	(4)
Edinburgh Premium Outlets, Edinburgh, IN	—	2,857	47,309	—	11,980	2,857	59,289	62,146	18,228	2004	(4)
Ellenton Premium Outlets, Ellenton, FL	107,735	15,396	181,048	—	—	15,396	181,048	196,444	3,868	2010	(4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

		Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)			Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Folsom Premium Outlets, Folsom, CA	—	9,060	50,281	—	3,372	9,060	53,653	62,713	18,132	2004	(4)
Gaffney Premium Outlets, Gaffney, SC	38,065	5,162	30,767	—	—	5,162	30,767	35,929	727	2010	(4)
Gilroy Premium Outlets, Gilroy, CA	—	9,630	194,122	—	7,538	9,630	201,660	211,290	49,547	2004	(4)
Grove City Premium Outlets, Grove City, PA	116,314	10,092	128,516	—	—	10,092	128,516	138,608	2,823	2010	(4)
Gulfport Premium Outlets, Gulfport, MS	25,948	—	29,648	—	—	—	29,648	29,648	615	2010	(4)
Hagerstown Premium Outlets, Hagerstown, MD	91,680	3,798	89,724	—	—	3,798	89,724	93,522	1,813	2010	(4)
Houston Premium Outlets, Cypress, TX	—	20,871	69,350	—	48,532	20,871	117,882	138,753	11,578	2007
Jackson Premium Outlets, Jackson, NJ	—	6,413	104,013	3	3,673	6,416	107,686	114,102	22,999	2004	(4)
Jersey Shore Premium Outlets, Tinton Falls, NJ	—	16,141	50,979	—	74,435	16,141	125,414	141,555	12,876	2007
Johnson Creek Premium Outlets, Johnson Creek, WI	—	2,800	39,546	—	5,523	2,800	45,069	47,869	10,653	2004	(4)
Kittery Premium Outlets, Kittery, ME	43,556	11,832	94,994	—	5,859	11,832	100,853	112,685	18,645	2004	(4)
Las Americas Premium Outlets, San Diego, CA	180,000	45,168	251,878	—	3,746	45,168	255,624	300,792	25,052	2007	(4)
Las Vegas Outlet Center, Las Vegas, NV	—	13,085	160,777	—	16,826	13,085	177,603	190,688	30,836	2004	(4)
Las Vegas Premium Outlets, Las Vegas, NV	—	25,435	134,973	450	60,237	25,885	195,210	221,095	43,591	2004	(4)
Lebanon Premium Outlets, Lebanon, TN	15,953	1,723	9,890	—	—	1,723	9,890	11,613	303	2010	(4)
Lee Premium Outlets, Lee, MA	52,358	9,464	54,439	—	—	9,464	54,439	63,903	1,264	2010	(4)
Leesburg Corner Premium Outlets, Leesburg, VA	—	7,190	162,023	—	3,392	7,190	165,415	172,605	43,945	2004	(4)
Liberty Village Premium Outlets, Flemington, NJ	—	5,670	28,904	—	2,279	5,670	31,183	36,853	12,391	2004	(4)
Lighthouse Place Premium Outlets, Michigan City, IN	88,623	6,630	94,138	—	5,517	6,630	99,655	106,285	30,715	2004	(4)
Napa Premium Outlets, Napa, CA	—	11,400	45,023	—	1,669	11,400	46,692	58,092	13,132	2004	(4)
North Bend Premium Outlets, North Bend, WA	—	2,143	36,197	—	2,145	2,143	38,342	40,485	8,182	2004	(4)
North Georgia Premium Outlets, Dawsonville, GA	—	4,300	132,325	—	2,324	4,300	134,649	138,949	34,753	2004	(4)
Orlando Premium Outlets — Vineland Ave., Orlando, FL	—	14,040	304,410	15,855	47,169	29,895	351,579	381,474	65,172	2004	(4)
Orlando Premium Outlets — International Dr., Orlando, FL	—	35,365	449,563	—	—	35,365	449,563	484,928	6,315	2010	(4)
Osage Beach Premium Outlets, Osage Beach, MO	—	9,460	85,804	—	3,484	9,460	89,288	98,748	24,918	2004	(4)
Petaluma Village Premium Outlets, Petaluma, CA	—	13,322	14,067	—	322	13,322	14,389	27,711	7,815	2004	(4)
Philadelphia Premium Outlets, Limerick, PA	190,000	16,676	105,249	—	14,227	16,676	119,476	136,152	19,305	2006
Pismo Beach Premium Outlets, Pismo Beach, CA	33,850	3,837	24,751	—	—	3,837	24,751	28,588	736	2010	(4)
Pleasant Prairie Premium Outlets, Pleasant Prairie, WI	99,351	15,870	126,841	—	—	15,870	126,841	142,711	2,117	2010	(4)
Puerto Rico Premium Outlets, Barceloneta, PR	74,516	20,716	112,948	—	—	20,716	112,948	133,664	3,352	2010	(4)
Queenstown Premium Outlets, Queenstown, MD	66,150	7,005	65,801	—	—	7,005	65,801	72,806	1,211	2010	(4)
Rio Grande Valley Premium Outlets, Mercedes, TX	—	12,229	41,547	—	35,104	12,229	76,651	88,880	16,203	2005
Round Rock Premium Outlets, Round Rock, TX	—	21,977	82,252	—	478	21,977	82,730	104,707	20,621	2005
San Marcos Premium Outlets, San Marcos, TX	147,523	18,482	254,079	—	—	18,482	254,079	272,561	3,602	2010	(4)
Seattle Premium Outlets, Seattle, WA	—	—	103,722	—	16,985	—	120,707	120,707	26,934	2004	(4)
St. Augustine Premium Outlets, St. Augustine, FL	—	6,090	57,670	2	7,356	6,092	65,026	71,118	19,587	2004	(4)
The Crossings Premium Outlets, Tannersville, PA	50,927	7,720	172,931	—	10,311	7,720	183,242	190,962	39,629	2004	(4)
Vacaville Premium Outlets, Vacaville, CA	—	9,420	84,850	—	8,183	9,420	93,033	102,453	28,247	2004	(4)
Waikele Premium Outlets, Waipahu, HI	—	22,630	77,316	—	2,335	22,630	79,651	102,281	22,173	2004	(4)
Waterloo Premium Outlets, Waterloo, NY	72,822	3,230	75,277	—	6,621	3,230	81,898	85,128	24,337	2004	(4)
Williamsburg Premium Outlets, Williamsburg, VA	105,916	11,124	219,681	—	—	11,124	219,681	230,805	3,414	2010	(4)
Woodbury Common Premium Outlets, Central Valley, NY	—	11,110	862,559	1,658	4,580	12,768	867,139	879,907	178,108	2004	(4)
Wrentham Village Premium Outlets, Wrentham, MA	—	4,900	282,031	—	5,057	4,900	287,088	291,988	66,343	2004	(4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

		Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)			Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Community/Lifestyle Centers
Arboretum at Great Hills, Austin, TX	—	7,640	36,774	71	8,582	7,711	45,356	53,067	16,363	1998	(4)
Bloomingdale Court, Bloomingdale, IL	26,262	8,748	26,184	—	9,696	8,748	35,880	44,628	18,087	1987
Charles Towne Square, Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	7,616	1976
Chesapeake Center, Chesapeake, VA	—	5,352	12,279	—	753	5,352	13,032	18,384	5,340	1989
Countryside Plaza, Countryside, IL	—	332	8,507	2,554	9,182	2,886	17,689	20,575	8,518	1977
Dare Centre, Kill Devil Hills, NC	1,586	—	5,702	—	202	—	5,904	5,904	1,117	2004	(4)
DeKalb Plaza, King of Prussia, PA	2,815	1,955	3,405	—	1,139	1,955	4,544	6,499	1,907	2003	(4)
Forest Plaza, Rockford, IL	18,685	4,132	16,818	453	11,456	4,585	28,274	32,859	10,851	1985
Gateway Shopping Center, Austin, TX	87,000	24,549	81,437	—	9,775	24,549	91,212	115,761	24,639	2004	(4)
Great Lakes Plaza, Mentor, OH	—	1,028	2,025	—	3,574	1,028	5,599	6,627	1,946	1976
Greenwood Plus, Greenwood, IN	—	1,129	1,792	—	3,737	1,129	5,529	6,658	3,048	1979
Henderson Square, King of Prussia, PA	14,100	4,223	15,124	—	746	4,223	15,870	20,093	3,522	2003	(4)
Highland Lakes Center, Orlando, FL	14,641	7,138	25,284	—	1,581	7,138	26,865	34,003	15,578	1991
Ingram Plaza, San Antonio, TX	—	421	1,802	4	59	425	1,861	2,286	1,270	1980
Keystone Shoppes, Indianapolis, IN	—	—	4,232	—	935	—	5,167	5,167	2,016	1997	(4)
Lake Plaza, Waukegan, IL	—	2,487	6,420	—	1,082	2,487	7,502	9,989	3,855	1986
Lake View Plaza, Orland Park, IL	15,885	4,702	17,543	—	13,176	4,702	30,719	35,421	15,274	1986
Lakeline Plaza, Austin, TX	17,504	5,822	30,875	—	6,498	5,822	37,373	43,195	15,467	1998
Lima Center, Lima, OH	—	1,781	5,151	—	6,860	1,781	12,011	13,792	5,244	1978
Lincoln Crossing, O'Fallon, IL	—	674	2,192	—	784	674	2,976	3,650	1,358	1990
Lincoln Plaza, King of Prussia, PA	—	—	21,299	—	3,289	—	24,588	24,588	10,034	2003	(4)
MacGregor Village, Cary, NC	6,378	502	8,897	—	249	502	9,146	9,648	1,717	2004	(4)
Mall of Georgia Crossing, Mill Creek, GA	—	9,506	32,892	—	311	9,506	33,203	42,709	12,982	2004	(5)
Markland Plaza, Kokomo, IN	—	206	738	—	6,285	206	7,023	7,229	3,274	1974
Martinsville Plaza, Martinsville, VA	—	—	584	—	408	—	992	992	768	1967
Matteson Plaza, Matteson, IL	—	1,771	9,737	—	2,750	1,771	12,487	14,258	6,818	1988
Muncie Plaza, Muncie, IN	7,277	267	10,509	87	1,583	354	12,092	12,446	4,763	1998
New Castle Plaza, New Castle, IN	—	128	1,621	—	1,457	128	3,078	3,206	1,659	1966
North Ridge Plaza, Joliet, IL	—	2,831	7,699	—	4,464	2,831	12,163	14,994	5,370	1985
North Ridge Shopping Center, Raleigh, NC	7,790	385	12,838	—	610	385	13,448	13,833	2,634	2004	(4)
Northwood Plaza, Fort Wayne, IN	—	148	1,414	—	1,682	148	3,096	3,244	1,991	1974
Palms Crossing, McAllen, TX (6)	—	13,496	45,925	—	9,074	13,496	54,999	68,495	8,082	2006
Pier Park, Panama City Beach, FL	—	23,586	73,158	—	41,394	23,586	114,552	138,138	13,515	2006
Regency Plaza, St. Charles, MO	3,893	616	4,963	—	583	616	5,546	6,162	2,650	1988
Richardson Square, Richardson, TX	—	6,285	—	990	15,323	7,275	15,323	22,598	1,467	1977
Rockaway Commons, Rockaway, NJ	—	5,149	26,435	—	7,713	5,149	34,148	39,297	9,132	1998	(4)
Rockaway Town Plaza, Rockaway, NJ	—	—	18,698	2,225	1,961	2,225	20,659	22,884	3,848	2004
Shops at Arbor Walk, The, Austin, TX (6)	—	930	42,546	—	4,295	930	46,841	47,771	7,189	2005
Shops at North East Mall, The, Hurst, TX	—	12,541	28,177	402	4,065	12,943	32,242	45,185	15,380	1999
St. Charles Towne Plaza, Waldorf, MD	25,303	8,377	18,993	—	3,354	8,377	22,347	30,724	11,163	1987
Teal Plaza, Lafayette, IN	—	99	878	—	1,769	99	2,647	2,746	1,604	1962
Terrace at the Florida Mall, Orlando, FL	—	2,150	7,623	—	5,151	2,150	12,774	14,924	5,340	1989
Tippecanoe Plaza, Lafayette, IN	—	—	745	234	5,169	234	5,914	6,148	3,330	1974

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

		Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)			Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
University Center, Mishawaka, IN	—	3,071	7,413	—	1,754	3,071	9,167	12,238	7,095	1980
Washington Plaza, Indianapolis, IN	—	941	1,697	—	447	941	2,144	3,085	2,604	1976
Waterford Lakes Town Center, Orlando, FL	—	8,679	72,836	—	14,052	8,679	86,888	95,567	37,570	1999
West Ridge Plaza, Topeka, KS	4,866	1,376	4,560	—	1,926	1,376	6,486	7,862	3,253	1988
White Oaks Plaza, Springfield, IL	14,554	3,169	14,267	—	3,029	3,169	17,296	20,465	7,637	1986
Wolf Ranch Town Center, Georgetown, TX	—	21,785	51,547	—	7,024	21,785	58,571	80,356	12,211	2004
Other Properties
Crossville Outlet Center, Crossville, TN	—	263	4,380	—	208	263	4,588	4,851	1,005	2004	(4)
Factory Merchants Branson, Branson, MO	—	—	19,637	—	2,251	—	21,888	21,888	7,704	2004	(4)
The Shoppes at Branson Meadows, Branson, MO	8,858	—	5,205	—	457	—	5,662	5,662	1,033	2004	(4)
Factory Stores of America — Boaz, AL	2,590	—	924	—	43	—	967	967	160	2004	(4)
Factory Stores of America — Georgetown, KY	6,140	148	3,610	—	49	148	3,659	3,807	666	2004	(4)
Factory Stores of America — Graceville, FL	1,823	12	408	—	116	12	524	536	84	2004	(4)
Factory Stores of America — Lebanon, MO	1,534	24	214	—	—	24	214	238	56	2004	(4)
Factory Stores of America — Nebraska City, NE	1,439	26	566	—	31	26	597	623	117	2004	(4)
Factory Stores of America — Story City, IA	1,780	7	526	—	5	7	531	538	93	2004	(4)
Florida City Outlet Center, Florida City, FL	10,995	1,080	2,874	—	—	1,080	2,874	3,954	115	2010	(4)
Huntley Outlet Center, Huntley, IL	30,753	1,154	3,720	—	—	1,154	3,720	4,874	130	2010	(4)
Nanuet Mall, Nanuet, NY	—	27,310	162,993	—	3,207	27,310	166,200	193,510	165,293	1998	(4)
Naples Outlet Center, Naples, FL	16,531	906	1,363	—	—	906	1,363	2,269	47	2010	(4)
Outlet Marketplace, Orlando, FL	—	6,587	6,274	—	—	6,587	6,274	12,861	261	2010	(4)
University Mall, Pensacola, FL	—	4,256	26,657	—	3,394	4,256	30,051	34,307	29,135	1994
Development Projects
Merrimack Premium Outlets	—	17,306	20,300	—	—	17,306	20,300	37,606	—
Other pre-development costs	—	20,336	997	—	—	20,336	997	21,333	391
Other	72,175	9,791	108,705	—	1,266	9,791	109,971	119,762	9,313

	$5,580,022	2,744,371	$19,388,253	$184,683	$4,874,916	$2,929,054	$24,263,169	$27,192,223	$7,485,822

Simon Property Group, Inc. and Subsidiaries
Notes to Schedule III as of December 31, 2010
(Dollars in thousands)

(1)       Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Balance, beginning of year	$25,023,715	$24,907,970	$24,163,367
Acquisitions and consolidations (5)	2,200,102	—	7,640
Improvements	273,255	315,928	797,717
Disposals	(304,849)	(200,183)	(60,754)

Balance, close of year	$27,192,223	$25,023,715	$24,907,970

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2010 was $21,371,250.

(2)       Reconciliation of Accumulated Depreciation:

  The changes in accumulated depreciation and amortization for the years ended December 31, 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Balance, beginning of year	$6,806,670	$6,015,677	$5,168,565
Depreciation expense	874,450	893,139	871,556
Disposals	(195,299)	(102,146)	(24,444)

Balance, close of year	$7,485,821	$6,806,670	$6,015,677

            Depreciation of our investment in buildings and improvements reflected in the consolidated statements of operations and comprehensive income is calculated over the estimated original lives of the assets as follows:

  •
  Buildings and Improvements — typically 10-40 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.
  •
  Tenant Allowances and Improvements — shorter of lease term or useful life.

(3)	Initial cost generally represents net book value at December 20, 1993, except for acquired properties and new developments after December 20, 1993. Initial cost also includes any new developments that are opened during the current year. Costs of disposals and impairments of property are first reflected as a reduction to cost capitalized subsequent to acquisition.
(4)	Not developed/constructed by us or our predecessors. The date of construction represents the acquisition date.
(5)	Initial cost for these properties is the cost at the date of consolidation for properties previously accounted for under the equity method of accounting.
(6)	Secured by a $260,000 cross-collateralized and cross-defaulted mortgage loan facility.

Exhibits
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Appendix A of the Registrant's Proxy Statement on Schedule 14A filed on March 27, 2009).
3.2		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 25, 2009).
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

10.4

Registration Rights Agreement, dated as of August 27, 1999 by and among the Registrant and the persons named therein (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed March 24, 2004 (Reg. No. 333-113884)).

10.5

Registration Rights Agreement, dated as of November 14, 1997, by and between O'Connor Retail Partners, L.P. and Simon DeBartolo Group,  Inc. (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 filed December 7, 2001 (Reg. No. 333-74722)).

10.6	*	Simon Property Group, L.P. 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed May 9, 2008).
10.7	*	Form of Nonqualified Stock Option Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant's 2004 Form 10-K).
10.8	*

Form of Performance-Based Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Registrant's 2006 Form 10-K).

10.9	*

Form of Non-Employee Director Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant's 2004 Form 10-K).

10.10	*

Employment Agreement among Richard S. Sokolov, the Registrant, and Simon Property Group Administrative Services Partnership, L.P. dated January 1, 2007 (incorporated by reference to Exhibit 10.12 of the Registrant's 2008 Form 10-K).

10.11

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

10.12

Voting Agreement dated as of June 20, 2004 among the Registrant, Simon Property Group, L.P. and certain holders of shares of common stock of Chelsea Property Group, Inc. and/or common units of CPG Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed June 22, 2004).

10.13

Form of Amendment to Performance-Based Restricted Stock Award Agreement under 2008 Stock Incentive Program (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed May 1, 2009).

10.14	*	Non-Qualified Deferred Compensation Plan dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009).
10.15	*

Amendment—2008 Performance Based-Restricted Stock Agreement dated as of March 6, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009).

10.16		$3,565,000,000 Credit Agreement dated as of December 8, 2009 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed December 11, 2009).
10.17	*

Form of Series 2010 LTIP Unit (Three Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 19, 2010).

Exhibits
10.18	*

Form of Series 2010 LTIP Unit (Two Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 19, 2010).

10.19	*

Form of Series 2010 LTIP Unit (One Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed March 19, 2010).

10.20	*	Description of Director and Executive Compensation Agreements.
12.1		Statement regarding computation of ratios.
13.1

Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements of the Registrant as contained in the Registrant's 2010 Annual Report to Stockholders.

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
101

The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.