Form 10-Q
period 2011-03-31
SIMON PROPERTY GROUP INC /DE/
filed 2011-05-06
CIK 1063761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, Simon Property Group, Inc. had 293,295,283 shares of common stock, par value $0.0001 per share and 8,000 shares of Class B common stock, par value $0.0001 per share outstanding.

Simon Property Group, Inc. and Subsidiaries

Form 10-Q

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	March 31, 2011	December 31, 2010
ASSETS:
Investment properties, at cost	$27,522,185	$27,508,735
Less — accumulated depreciation	7,870,811	7,711,304

	19,651,374	19,797,431
Cash and cash equivalents	636,050	796,718
Tenant receivables and accrued revenue, net	372,650	426,736
Investment in unconsolidated entities, at equity	1,379,112	1,390,105
Deferred costs and other assets	1,879,087	1,795,439
Note receivable from related party	651,000	651,000

Total assets	$24,569,273	$24,857,429

LIABILITIES:
Mortgages and other indebtedness	$17,171,720	$17,473,760
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,014,413	993,738
Cash distributions and losses in partnerships and joint ventures, at equity	514,915	485,855
Other liabilities and accrued dividends	217,939	184,855

Total liabilities	18,918,987	19,138,208

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	90,219	85,469
EQUITY:
Stockholders' equity
Capital stock (850,000,000 total shares authorized, $.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding, with a liquidation value of $39,847	45,293	45,375
Common stock, $.0001 par value, 511,990,000 shares authorized, 297,220,688 and 296,957,360 issued and outstanding, respectively	30	30
Class B common stock, $.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	8,055,178	8,059,852
Accumulated deficit	(3,173,873)	(3,114,571)
Accumulated other comprehensive income	20,478	6,530
Common stock held in treasury at cost, 3,925,405 and 4,003,451 shares, respectively	(158,191)	(166,436)

Total stockholders' equity	4,788,915	4,830,780
Noncontrolling interests	771,152	802,972

Total equity	5,560,067	5,633,752

Total liabilities and equity	$24,569,273	$24,857,429

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2011	2010
REVENUE:
Minimum rent	$644,332	$571,610
Overage rent	17,142	13,211
Tenant reimbursements	281,425	255,928
Management fees and other revenues	30,492	28,568
Other income	46,483	55,754

Total revenue	1,019,874	925,071

EXPENSES:
Property operating	99,541	98,768
Depreciation and amortization	266,310	228,909
Real estate taxes	93,264	89,729
Repairs and maintenance	30,835	23,745
Advertising and promotion	21,888	18,836
Provision for (recovery of) credit losses	1,405	(3,451)
Home and regional office costs	29,056	17,315
General and administrative	7,667	5,112
Transaction expenses	—	3,700
Other	19,018	15,492

Total operating expenses	568,984	498,155

OPERATING INCOME	450,890	426,916
Interest expense	(248,119)	(263,959)
Loss on extinguishment of debt	—	(165,625)
Income tax expense of taxable REIT subsidiaries	(1,142)	(202)
Income from unconsolidated entities	18,621	17,582
(Loss) gain on sale or disposal of assets	(584)	6,042

CONSOLIDATED NET INCOME	219,666	20,754
Net income attributable to noncontrolling interests	39,420	5,771
Preferred dividends	834	5,610

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$179,412	$9,373

BASIC EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$0.61	$0.03

DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$0.61	$0.03

Consolidated Net Income	$219,666	$20,754
Unrealized loss on derivative hedge agreements	(11,283)	(3,068)
Net loss on derivative instruments reclassified from accumulated other comprehensive loss into interest expense	3,944	3,840
Currency translation adjustments	21,899	(8,900)
Changes in available-for-sale securities and other	2,241	(21,190)

Comprehensive income (loss)	236,467	(8,564)
Comprehensive income attributable to noncontrolling interests	42,273	882

Comprehensive income (loss) attributable to common stockholders	$194,194	$(9,446)

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$219,666	$20,754
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	274,279	233,856
Loss on debt extinguishment	—	165,625
Loss (gain) on sale or disposal of assets	584	(6,042)
Straight-line rent	(5,888)	(2,824)
Equity in income of unconsolidated entities	(18,621)	(17,582)
Distributions of income from unconsolidated entities	22,435	26,978
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	59,945	49,756
Deferred costs and other assets	(47,513)	(26,669)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(52,582)	4,537

Net cash provided by operating activities	452,305	448,389

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(59,711)	(62,780)
Net proceeds from sale of assets	3,438	5,811
Investments in unconsolidated entities	(2,763)	(4,410)
Purchase of marketable and non-marketable securities	(8,830)	(6,676)
Distributions of capital from unconsolidated entities and other	55,837	28,730

Net cash used in investing activities	(12,029)	(39,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other	359	235
Distributions to noncontrolling interest holders in properties	(22,101)	(6,872)
Contributions from noncontrolling interest holders in properties	52	—
Preferred distributions of the Operating Partnership	(479)	(1,218)
Preferred dividends and distributions to stockholders	(235,283)	(177,130)
Distributions to limited partners	(48,292)	(34,618)
Loss on debt extinguishment	—	(165,625)
Mortgage and other indebtedness proceeds, net of transaction costs	—	2,224,215
Mortgage and other indebtedness principal payments	(295,200)	(2,879,127)

Net cash used in financing activities	(600,944)	(1,040,140)

DECREASE IN CASH AND CASH EQUIVALENTS	(160,668)	(631,076)
CASH AND CASH EQUIVALENTS, beginning of period	796,718	3,957,718

CASH AND CASH EQUIVALENTS, end of period	$636,050	$3,326,642

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

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of March 31, 2011, we owned or held an interest in 336 income-producing properties in the United States, which consisted of 160 regional malls, 58 Premium Outlets, 66 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, and 16 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of March 31, 2011, we had ownership interests in 45 shopping centers in Italy, eight Premium Outlets in Japan, two Premium Outlets in South Korea, and one Premium Outlet in Mexico.

2.         Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

            These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2010 Annual Report on Form 10-K.

            As of March 31, 2011, we consolidated 217 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 156 properties, or the joint venture properties, using the equity method of accounting. We manage the day-to-day operations of 91 of the 156 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Italy, Japan, Korea, and Mexico comprise 56 of the remaining 65 joint venture properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, which acquired The Mills Corporation and its wholly-owned subsidiary, The Mills Limited Partnership, collectively Mills, in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity (VIE) and that our joint venture partner has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

            We allocate net operating results of the Operating Partnership after preferred distributions to third parties and to us based on the partners' respective weighted average ownership interests in the Operating Partnership. Net operating results of the Operating Partnership attributed to third parties are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in the Operating Partnership was 83.0% and 83.2% for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, our ownership interest in the Operating Partnership was 83.0% and 82.9%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in the Operating Partnership.

            Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests held by limited partners, or preferred units, and are included in net income attributable to noncontrolling interests.

  Reclassifications

            We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2011 presentation. These reclassifications had no impact on previously reported net income attributable to common stockholders or earnings per share.

3.         Significant Accounting Policies

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money market deposits or securities. Our gift card programs are administered by banks. We collect gift card funds at the point of sale and then remit those funds to the banks for further processing. As a result, cash and cash equivalents, as of March 31, 2011, includes a balance of $43.7 million related to these gift card programs which we do not consider available for general working capital purposes. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents are in excess of FDIC and SIPC insurance limits.

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

            Our investments in shares of Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC, are accounted for as available-for-sale securities. Our interests in CSCG and CAPC are adjusted to their quoted market price, including a related foreign exchange component, with corresponding adjustment in other comprehensive income (loss). At March 31, 2011, we owned 35.4 million shares each of CSCG and of CAPC. At March 31, 2011, the market value of our investments in CSCG and CAPC was $217.1 million and $95.5 million, respectively, with an aggregate net unrealized gain on these investments of approximately $80.8 million. The market value of our investments in CSCG and CAPC at December 31, 2010 was $228.4 million and $82.4 million, respectively, with an unrealized gain of $79.0 million.

            Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability as the amounts are fully payable to the employees that earned the compensation subject to the deferral provisions. Changes in value of these securities and changes to the matching liability to employees are both recognized in earnings and, as a result, there is no impact to consolidated net income. As of March 31, 2011 and

December 31, 2010, we also had investments of $25.1 million and $24.9 million, respectively, which must be used to fund the debt service requirements of mortgage debt related to investment properties sold that previously collateralized the debt. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

            At March 31, 2011 we had an investment of $72.4 million in a non-marketable security that we account for under the cost method. We regularly evaluate this investment for any other-than-temporary decline in its estimated fair value.

            Net unrealized gains as of March 31, 2011 and December 31, 2010 were approximately $81.5 million and $79.3 million, respectively, and represented the valuation and related currency adjustments for our marketable securities. As of March 31, 2011, we do not consider any of the declines in value of our marketable and non-marketable securities to be an other-than-temporary impairment, as these market value declines, if any, have existed for a short period of time, and, in the case of debt securities, we have the ability and intent to hold these securities to maturity.

  Loans Held for Investment

            From time to time, we may make investments in mortgage loans or mezzanine loans of entities that own and operate commercial real estate assets located in the United States. Mortgage loans are secured, in part, by mortgages recorded against the underlying properties. Mezzanine loans are secured, in part, by pledges of ownership interests of the entities that own the underlying real estate. Loans held for investment are carried at cost, net of any premiums or discounts which are accreted or amortized over the life of the related loan receivable utilizing the effective interest method. We evaluate the collectability of both interest and principal of each of these loans quarterly to determine whether the value has been impaired. A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the loan held for investment to its estimated realizable value.

            At March 31, 2011 and December 31, 2010, we had investments in six mortgage and mezzanine loans with an aggregate carrying value of $396.5 million and $395.9 million, respectively. These loans are secured by retail real estate and mature at various dates through October 2012 with a weighted average maturity of approximately ten months. Certain of these loans require interest-only payments while others require payments of interest and principal based on a 30 year amortization. Interest rates on these loans are fixed between 5.5% and 7.0% with a weighted average interest rate of approximately 5.9% and approximate market rates for instruments of similar quality and duration. During the three months ended March 31, 2011, we recorded $6.9 million in interest income earned from loans held for investment. Payments on each of these loans were current as of March 31, 2011.

  Fair Value Measurements

            We hold marketable securities that totaled $529.7 million and $511.3 million at March 31, 2011 and December 31, 2010, respectively, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $39.3 million and $27.6 million at March 31, 2011 and December 31, 2010, respectively, and nominal asset values at March 31, 2011 and December 31, 2010. We also have interest rate cap agreements with nominal asset values. Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges. Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations. Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate. Note 6 includes a discussion of the fair value of debt measured using level 1 and level 2 inputs. Note 9 includes a discussion of the fair values recorded in purchase accounting using level 2 and level 3 inputs. Level 3 inputs to our purchase accounting include our estimations of net operating results of the property, capitalization rates and discount rates.

  Noncontrolling Interests and Temporary Equity

            Details of the carrying amount of our noncontrolling interests are as follows:

	As of March 31, 2011	As of December 31, 2010
Limited partners' interests in the Operating Partnership	$972,005	$983,887
Nonredeemable noncontrolling deficit interests in properties, net	(200,853)	(180,915)

Total noncontrolling interests reflected in equity	$771,152	$802,972

            Net income attributable to noncontrolling interests (which includes nonredeemable noncontrolling interests in consolidated properties, limited partners' interests in the Operating Partnership and preferred distributions payable by the Operating Partnership) is a component of consolidated net income. In addition, the individual components of other comprehensive income (loss) are presented in the aggregate for both controlling and noncontrolling interests, with the portion attributable to noncontrolling interests deducted from comprehensive income attributable to common stockholders.

            A rollforward of noncontrolling interests is as follows:

	For the Three Months Ended March 31,
	2011	2010
Noncontrolling interests, beginning of period	$802,972	$724,825
Net income attributable to noncontrolling interests after preferred distributions	38,941	4,553
Distributions to noncontrolling interest holders	(70,393)	(41,015)
Other comprehensive income (loss) allocable to noncontrolling interests: Unrealized loss on derivative hedge agreements	(1,900)	(85)
Net loss on derivative instruments reclassified from accumulated comprehensive income into interest expense	671	644
Currency translation adjustments	3,739	(1,405)
Changes in available-for-sale securities and other	343	(4,043)

	2,853	(4,889)

Adjustment to limited partners' interest from (decreased) increased ownership in the Operating Partnership	(5,638)	20,606
Units issued to limited partners	202	3,295
Units converted to common shares	(2,211)	(2,268)
Other	4,426	—

Noncontrolling interests, end of period	$771,152	$705,107

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

            As of March 31, 2011, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$692.0 million
Interest Rate Caps	3	$384.1 million

            The carrying value of our interest rate swap agreements, at fair value, is included within other liabilities and was $15.9 million and $19.5 million at March 31, 2011 and December 31, 2010, respectively. The interest rate cap agreements were of no net value at March 31, 2011 and December 31, 2010 and we generally do not apply hedge accounting to these arrangements.

            We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Italy. We use currency forward contracts to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen-USD or Euro-USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥4.2 billion remains as of March 31, 2011 for all forward contracts. We entered into Yen-USD forward contracts during 2009 for approximately ¥3 billion that we expect to receive through April 2011 and we entered into Yen-USD forward contracts during 2010 for ¥1.7 billion that we expect to receive through October 2012. In 2011, we entered into additional Yen-USD forward contracts for approximately ¥2.4 billion that we expect to receive through October 1, 2013. The March 31, 2011 net liability balance related to these forwards was $1.2 million, of which $1.4 million is included in other liabilities and accrued dividends and $0.2 million is included in deferred costs and other assets. We have reflected the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign-denominated receivables are also reflected in income and generally offset the amounts in earnings for these forward contracts. During 2010, we entered into two Euro-USD forward contracts with an aggregate €200.0 million notional value maturing on June 30, 2011 which were designated as net investment hedges. The March 31, 2011 liability balance related to these forwards was $22.0 million and is included in other liabilities and accrued dividends. We apply hedge accounting and the changes in fair value for these forward contracts are reflected in other comprehensive income (loss). Changes in the value of these hedges are offset by changes in the underlying hedged Euro-denominated joint venture investment.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $47.4 million and $40.1 million as of March 31, 2011 and December 31, 2010, respectively.

  Transaction Expenses

            We expense acquisition, potential acquisition and disposition related costs as they are incurred. During the three months ended March 31, 2010, we incurred costs for the acquisition of Prime Outlets Acquisition Company, or the Prime acquisition, as further discussed in Note 9. These expenses are included within transaction expenses in the accompanying statements of operations and comprehensive income and totaled $0 and $3.7 million during the three months ended March 31, 2011 and March 31, 2010, respectively.

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

	For the Three Months Ended March 31,
	2011	2010
Net Income available to Common Stockholders — Basic	$179,412	$9,373
Effect of dilutive securities:
Impact to General Partner's interest in Operating Partnership from all dilutive securities and options	22	1

Net Income available to Common Stockholders — Diluted	$179,434	$9,374

Weighted Average Shares Outstanding — Basic	293,080,205	286,124,631
Effect of stock options	210,291	313,742

Weighted Average Shares Outstanding — Diluted	293,290,496	286,438,373

            For the three months ended March 31, 2011, potentially dilutive securities include stock options, convertible preferred stock, units that are exchangeable for common stock and units granted under our long-term incentive performance programs. The only securities that had a dilutive effect for the three months ended March 31, 2011 and 2010 were stock options. We accrue dividends when they are declared.

5.         Investment in Unconsolidated Entities

  Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 100 properties in the United States as of March 31, 2011 and 101 properties as of December 31, 2010. We also held an interest in a joint venture which owned 45 shopping centers in Italy as of March 31, 2011 and December 31, 2010. At March 31, 2011, we also held interests in eight joint venture properties in Japan, two joint venture properties in South Korea, and one joint venture property in Mexico. We account for these joint venture properties using the equity method of accounting.

            Substantially all of our joint venture properties are subject to rights of first refusal, buy-sell provisions, or other sale or marketing rights for partners which are customary in real estate joint venture agreements and the industry. We or our partners in these joint ventures may initiate these provisions at any time (subject to any applicable lock up or similar restrictions), which could result in either the sale of our interest or the use of available cash or borrowings to acquire a joint venture interest from our partner.

            In May 2010, Opry Mills Mall, a property in which we have a 50% interest through our SPG-FCM joint venture, sustained significant flood damage and remains closed. Insurance proceeds of $50 million have been funded by the insurers and remediation work has been completed. The excess insurance carriers (those providing coverage above $50 million) have denied the joint venture's claim for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. We have entered into additional financing of $120 million with the existing mortgage lenders, and in April 2011 commenced rebuilding the mall with an expected opening in 2012. We and our lenders are continuing our efforts through pending litigation to recover our losses under the insurance policies for Opry Mills and we believe recovery is probable, but no assurances can be made in that regard.

  Loans to SPG-FCM

            As part of the Mills acquisition in 2007, the Operating Partnership made loans to SPG-FCM and Mills which were used by SPG-FCM and Mills to repay loans and other obligations of Mills. As of March 31, 2011 and December 31, 2010, the outstanding balance of our remaining loan to SPG-FCM was $651.0 million. During the quarters ended March 31, 2011 and 2010, we recorded approximately $2.5 million and $3.0 million in interest income (net of inter-entity eliminations), related to this loan, respectively. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 7, 2012.

  International Joint Venture Investments

            We account for all of our international joint venture investments using the equity method of accounting and we conduct our international operations through joint venture arrangements.

            Italian Joint Venture.    We have a 49% ownership interest in our Gallerie Commerciali Italia, or GCI, joint venture with Auchan S.A. The carrying amount of our investment in GCI was $347.3 million and $330.1 million as of March 31, 2011 and December 31, 2010, respectively, including all related components of accumulated other comprehensive income (loss).

            Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through our 40% participation in a joint venture with Mitsubishi Estate Co., Ltd. The carrying amount of our investment in this joint venture was $336.4 million and $340.8 million as of March 31, 2011 and December 31, 2010, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in Korea through our 50% participation in a joint venture with Shinsegae International Co. The carrying amount of our investment in this joint venture was $36.5 million and $35.7 million as of March 31, 2011 and December 31, 2010, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our investments in joint ventures and share of income from such joint ventures follows. Balance sheet information for the joint ventures is as follows:

	March 31, 2011	December 31, 2010
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,424,100	$21,236,594
Less — accumulated depreciation	5,293,294	5,126,116

	16,130,806	16,110,478
Cash and cash equivalents	741,706	802,025
Tenant receivables and accrued revenue, net	319,814	353,719
Investment in unconsolidated entities, at equity	172,242	158,116
Deferred costs and other assets	548,635	525,024

Total assets	$17,913,203	$17,949,362

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$16,019,227	$15,937,404
Accounts payable, accrued expenses, intangibles, and deferred revenue	690,318	748,245
Other liabilities	941,868	961,284

Total liabilities	17,651,413	17,646,933
Preferred units	67,450	67,450
Partners' equity	194,340	234,979

Total liabilities and partners' equity	$17,913,203	$17,949,362

Our Share of:
Partners' equity	$119,218	$146,578
Add: Excess Investment	744,979	757,672

Our net Investment in Joint Ventures	$864,197	$904,250

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended March 31,
	2011	2010
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$479,250	$493,814
Overage rent	32,003	31,178
Tenant reimbursements	228,547	234,576
Other income	41,641	46,040

Total revenue	781,441	805,608
Operating Expenses:
Property operating	151,976	154,461
Depreciation and amortization	189,727	199,037
Real estate taxes	62,724	70,113
Repairs and maintenance	22,578	27,709
Advertising and promotion	15,724	16,610
Provision for credit losses	1,613	874
Other	45,583	45,089

Total operating expenses	489,925	513,893

Operating Income	291,516	291,715
Interest expense	(210,887)	(217,163)
Income (loss) from unconsolidated entities	83	(439)

Net Income	$80,712	$74,113

Third-Party Investors' Share of Net Income	$50,014	$45,036

Our Share of Net Income	30,698	29,077
Amortization of Excess Investment	(12,077)	(11,495)

Income from Unconsolidated Entities	$18,621	$17,582

6.         Debt

  Unsecured Debt

            Our unsecured debt currently consists of $9.7 billion of senior unsecured notes of the Operating Partnership and $853.7 million outstanding under an unsecured revolving credit facility, or Credit Facility. The Credit Facility has a borrowing capacity of $3.9 billion and contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The Credit Facility matures on March 31, 2013. The base interest on the Credit Facility is LIBOR plus 210 basis points and includes a facility fee of 40 basis points. The Credit Facility also includes a money market competitive bid feature, which allows participating lenders to bid on amounts outstanding at then current market rates of interest for up to 50% of amounts available under the facility.

            The total outstanding balance of the Credit Facility as of March 31, 2011 was $853.7 million, and the maximum outstanding balance during the three months ended March 31, 2011 was $857.7 million. The March 31, 2011 balance included $268.7 million (U.S. dollar equivalent) of Yen-denominated borrowings. During the three months ended March 31, 2011, the weighted average outstanding balance on the Credit Facility was approximately $857.6 million. Letters of credit of approximately $33.4 million were outstanding under the Credit Facility as of March 31, 2011.

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

            During the three months ended March 31, 2011, the Operating Partnership repaid $281.2 million of senior unsecured notes with fixed rates ranging from 5.38% to 8.25%.

  Secured Debt

            Total secured indebtedness was $6.6 billion at March 31, 2011 and December 31, 2010.

  Covenants

            Our unsecured debt contains financial covenants and other non-financial covenants. If we fail to comply with these covenants, the debt could be accelerated. As of March 31, 2011, we are in compliance with all the covenants of our unsecured debt.

            At March 31, 2011, we or our subsidiaries are the borrowers under 92 non-recourse mortgage notes secured by mortgages on 92 properties, including 12 separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 52 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contains financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2011, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and other indebtedness, excluding those with an associated fixed to floating swap, was $14.5 billion and $14.8 billion as of March 31, 2011 and December 31, 2010, respectively. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Fair value of fixed-rate mortgages and other indebtedness	$15,714	$16,087
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.66%	4.46%

7.         Equity

            During the first three months of 2011, we issued 135,353 shares of common stock to five limited partners in exchange for an equal number of units.

  Stock Based Compensation

            The Compensation Committee of our Board of Directors, or the Board, awarded 78,046 shares of restricted stock to employees on February 24, 2011 under The Simon Property Group, L.P. 1998 Stock Incentive Plan at a fair market value of $105.64 per share. The fair market value of this restricted stock award is being recognized as expense over the three-year vesting service period. We issued shares held in treasury to make the awards.

            On March 16, 2010, the Compensation Committee of our Board approved a Long-Term Incentive Performance Program, or LTIP Program, for certain of our senior executive officers. Awards under the LTIP Program take the form of LTIP Units, a form of limited partnership interest issued by the Operating Partnership. During the performance period, participants are entitled to receive on the LTIP Units awarded to them distributions equal to 10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP Units as participating securities under the two-class method of computing earnings per share. Awarded LTIP Units will be considered earned, in whole or in part, depending upon the extent to which the applicable TSR benchmarks, as defined, are achieved during the performance period and, once earned, will become the equivalent of units after a two year service-based vesting period, beginning after the end of the performance period. Awarded LTIP Units not earned are forfeited.

            The Compensation Committee awarded LTIP Units under three LTIP Programs having one, two and three year performance periods, which end on December 31, 2010, 2011 and 2012, respectively. After the end of each performance period, any earned LTIP Units will then be subject to service-based vesting over a period of two years. One-half of the earned LTIP Units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates.

            The awards made in 2010 have an aggregate grant date fair value, adjusted for estimated forfeitures, of $7.2 million for the one-year program, $14.8 million for the two-year program and $23.0 million for the three-year program. Grant date fair value was estimated based upon the results of a Monte Carlo model, and the resulting expense will be recorded regardless of whether the TSR benchmarks are achieved. The grant date fair value is being amortized into expense over the period from the grant date to the date at which the awards, if any, become vested. In the first quarter of 2011, the Compensation Committee determined that 133,673 LTIP Units were earned under the one-year LTIP program and will vest in two equal installments in 2012 and 2013.

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2011	$45,375	$30	$6,530	$8,059,852	$(3,114,571)	$(166,436)	$802,972	$5,633,752
Conversion of limited partner units				2,211			(2,211)	—
Issuance of limited partner units							202	202
Common Shares Retired				(6,385)				(6,385)
Other	(82)			(6,138)	(4,265)	8,245	4,426	2,186
Adjustment to limited partners' interest from increased ownership in the Operating Partnership				5,638			(5,638)	—
Distributions to common shareholders and limited partners, excluding Operating Partnership preferred interests					(235,283)		(48,292)	(283,575)
Distributions to other noncontrolling interest partners							(22,101)	(22,101)
Comprehensive income, excluding preferred distributions on temporary equity preferred units of $479			13,948		180,246		41,794	235,988

March 31, 2011	$45,293	$30	$20,478	$8,055,178	$(3,173,873)	$(158,191)	$771,152	$5,560,067

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

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us.  As of March 31, 2011 and December 31, 2010, the Operating Partnership has loan guarantees of $61.4 million and $60.7 million, respectively, underlying joint venture related mortgage or other indebtedness. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

9.         Real Estate Acquisitions and Dispositions

            During the three months ended March 31, 2011, we disposed of one of our other retail properties for a net loss of $0.6 million. This loss is included in (loss) gain on sale or disposal of assets in the accompanying statements of operations and comprehensive income.

            On August 30, 2010, we completed the Prime acquisition, adding 21 outlet centers, including a center located in Puerto Rico, which was acquired on May 13, 2010. The transaction was valued at approximately $2.3 billion, including the assumption of existing mortgage indebtedness of $1.2 billion and the repayment of $310.7 million of preexisting mortgage loans at closing. We paid consideration comprised of approximately 80% cash and 20% in units of the Operating Partnership. We issued approximately 1.7 million units with an issuance date fair value of approximately $154.5 million. We funded the cash portion of this acquisition through draws on the Credit Facility.

            We recorded our acquisition of these 21 outlet centers using the acquisition method of accounting. Tangible and intangible assets and liabilities were established based on their estimated fair values at the date of acquisition. The results of operations of the acquired properties have been included in our consolidated results from the date of acquisition. The purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition. The table below summarizes the amounts of assets acquired and liabilities assumed at the acquisition date as well as purchase accounting adjustments made during the three months ended March 31, 2011. The adjusted allocations did not have a material impact on results of operations.

	Original Allocations	Adjusted Allocations
	(in millions)	(in millions)
Investment properties	$2,167	$2,211
Cash and cash equivalents	26	26
Tenant receivables and accrued revenue, net	4	4
Deferred costs and other assets (including intangibles)	234	288

Total assets	$2,431	$2,529

Mortgages and other indebtedness (including premium of $28)	$1,270	$1,270
Accounts payable, accrued expenses, intangibles and other	29	127
Other liabilities	18	18

Total liabilities	$1,317	$1,415

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion in conjunction with the financial statements and notes thereto included in this report.

Overview

            Simon Property Group, Inc., or Simon Property, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code. To qualify as a REIT, among other things, a company must distribute at least 90 percent of its taxable income to its stockholders annually. Taxes are paid by stockholders on ordinary dividends received and any capital gains distributed. Most states also follow this federal treatment and do not require REITs to pay state income tax. Simon Property Group, L.P., or the Operating Partnership, is a majority-owned partnership subsidiary that owns all of our real estate properties. In this discussion, the terms "we", "us" and "our" refer to Simon Property and its subsidiaries.

            We own, develop, and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of March 31, 2011, we owned or held an interest in 336 income-producing properties in the United States, which consisted of 160 regional malls, 58 Premium Outlets, 66 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or Mills, and 16 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of March 31, 2011, we had ownership interests in 45 shopping centers in Italy, eight Premium Outlets in Japan, two Premium Outlets in South Korea, and one Premium Outlet in Mexico.

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

  Results Overview

            Diluted earnings per common share increased $0.58 during the first three months of 2011 to $0.61 from $0.03 for the same period last year. The increase in diluted earnings per share was primarily attributable to a $165.6 million, or $0.48 per diluted share, loss on extinguishment of debt related to our senior unsecured notes tender offer during the first quarter of 2010, improved operating performance and core business fundamentals in 2011 and a decrease in interest expense due to de-leveraging and lower interest rates.

            Core business fundamentals during the first three months of 2011 improved from the economic environment that existed during the first three months of 2010. Total sales per square foot, or psf, increased 8.2% from March 31, 2010 to $500 psf at March 31, 2011 for our portfolio of Regional Malls and Premium Outlets. Average base minimum rent psf increased 1.4% to $39.26 psf as of March 31, 2011, from $38.72 psf as of March 31, 2010. Releasing spreads remained positive as we were able to lease available square feet at higher rents than the expiring rental rates on a same space basis resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $5.11 psf as of March 31, 2011, representing a 10.1% increase over expiring payments as of March 31, 2010. Ending occupancy was 92.9% as of March 31, 2011, as compared to 92.2% as of March 31, 2010, an increase of 70 basis points.

            Our effective overall borrowing rate at March 31, 2011 decreased 11 basis points to 5.56% as compared to 5.67% at March 31, 2010. This decrease was primarily due to a $1.0 billion decrease in our portfolio of fixed rate debt ($14.5 billion at March 31, 2011 as compared to $15.5 billion at March 31, 2010) that was offset in part by an increase in effective overall borrowing rate on variable rate debt of 28 basis points (1.92% at March 31, 2011 as compared to 1.64% at March 31, 2010) as a result of increased borrowing spreads and LIBOR floors. At March 31, 2011, the weighted average years to maturity of our consolidated indebtedness was approximately 5.7 years as compared to approximately 5.9 years at December 31, 2010. Our financing activities for the three months ended March 31, 2011, included the repayment of $281.2 million of senior unsecured notes with fixed rates ranging from 5.38% to 8.25%.

  United States Portfolio Data

            The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy, average base minimum rent per square foot, and total sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. For comparative purposes, we separate the information related to community/lifestyle centers, the properties acquired from the Mills Corporation in 2007, or the Mills, from our other U.S. operations. We also do not include any properties located outside of the United States. During the quarterly period ended March 31, 2011, we made changes to the method and presentation of certain of our operational statistics as defined below.

            The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	March 31, 2011	March 31, 2010	%/basis point Change(1)
U.S. Regional Malls and Premium Outlets(2):
Ending Occupancy
Consolidated	93.3%	92.8%	+50 bps
Unconsolidated	91.6%	90.7%	+90 bps
Total Portfolio	92.9%	92.2%	+70 bps
Average Base Minimum Rent per Square Foot
Consolidated	$37.87	$37.15	1.9%
Unconsolidated	$43.52	$43.44	0.2%
Total Portfolio	$39.26	$38.72	1.4%
Total Sales per Square Foot
Consolidated	$490	$454	7.9%
Unconsolidated	$540	$490	10.2%
Total Portfolio	$500	$462	8.2%
The Mills:
Ending Occupancy	92.3%	93.3%	-100 bps
Average Base Minimum Rent per Square Foot	$19.94	$19.79	0.8%
Total Sales per Square Foot	$417	$375	11.2%
Mills Regional Malls:
Ending Occupancy	88.9%	88.6%	+30 bps
Average Base Minimum Rent per Square Foot	$34.91	$35.42	-1.4%
Total Sales per Square Foot	$398	$378	5.3%
Community/Lifestyle Centers:
Ending Occupancy	92.0%	90.3%	+170 bps
Average Base Minimum Rent per Square Foot	$13.45	$13.44	0.1%

(1)
Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

(2)
For comparative purposes, U.S. Regional Malls and Premium Outlets statistical data do not include the properties acquired in connection with the acquisition of Prime Outlets Acquisition Company, or the Prime acquisition. As of March 31, 2011, the ending occupancy rate of these properties was 94.6%, average base minimum rent per square foot was $26.40, and total sales per square foot were $435.

            Ending Occupancy Levels and Average Base Minimum Rent per Square Foot.    Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all company owned space except for regional mall anchors and regional mall majors in the calculation. Base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.

            Total Sales per Square Foot.    Total sales include total reported retail tenant sales at owned GLA (for mall and freestanding stores with less than 10,000 square feet) in the regional malls and all reporting tenants at the Premium Outlets and the Mills. Retail sales at owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

  International Property Data

            The following are selected key operating statistics for certain of our international properties.

	March 31, 2011	March 31, 2010	%/basis point Change
European Shopping Centers:(1)
Ending Occupancy	97.7%	95.4%	+230 bps
Comparable Sales per Square Foot	€387	€407	-4.9%
Average Base Minimum Rent per Square Foot	€27.34	€31.13	-10.5%
International Premium Outlets:(1)(2)
Ending Occupancy	99.8%	99.6%	+20 bps
Comparable Sales per Square Foot	¥87,011	¥90,993	-4.4%
Average Base Minimum Rent per Square Foot	¥4,808	¥4,731	1.6%

(1)
Information supplied by the managing venture partner.

(2)
Does not include our centers in Mexico (Premium Outlets Punta Norte) or South Korea (Yeoju and Paju Premium Outlets), or Sendai-Izumi Premium Outlets in Japan as the property is closed for repair due to damages from the earthquake in March 2011.

Results of Operations

            In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, dispositions and property openings affected our consolidated results from continuing operations in the comparative periods:

  •
  During the first three months of 2011, we disposed of one of our other retail properties.

  •
  During 2010, we disposed of one regional mall, one community center, and one other retail property.

  •
  On August 30, 2010, we completed our the Prime acquisition, acquiring 21 outlet centers, including a center located in Puerto Rico, which was acquired on May 13, 2010.

  •
  On August 10, 2010, we acquired a controlling interest in a regional mall.

            In addition to the activities discussed in "Results Overview," the following acquisitions, dispositions and property openings affected our income from unconsolidated entities in the comparative periods:

  •
  On March 17, 2011, we and our partner, Shinsegae International Co., opened Paju Premium Outlets, a 328,000 square foot outlet center in Paju, South Korea.

  •
  During 2010, we disposed of one of our other retail properties.

  •
  On July 15, 2010, we and our partner sold our collective interests in a joint venture which owned seven shopping centers located in France and Poland.

  •
  On May 28, 2010, we acquired an additional interest of approximately 19% in Houston Galleria, located in Houston, Texas thereby increasing our interest from 31.5% to 50.4%.

  •
  On April 29, 2010, Gallerie Commerciali Italia, or GCI, an Italian joint venture in which we hold a 49% ownership interest, sold its 40% interest in Porta di Roma for €71 million.

  •
  On March 25, 2010, GCI opened Catania, a 642,000 square foot shopping center in Sicily, Italy.

  •
  On March 2, 2010, GCI opened Argine, a 300,000 square foot shopping center in Naples, Italy.

            For the purposes of the following comparison between the three months ended March 31, 2011 and 2010, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout the periods in both 2011 and 2010.

  Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

            Minimum rents increased $72.7 million during the 2011 period, of which the property transactions accounted for $54.3 million of the increase. Comparable rents increased $18.4 million, or 3.2%. The increase in comparable rents was primarily attributable to a $15.0 million increase in base minimum rents, a $3.4 million increase in comparable rents from carts, kiosks, and other temporary tenants and a $0.9 million increase in straight-line rents, partially offset by a $0.9 million decline in the fair market value of in-place leases. Overage rents increased $3.9 million, or 29.8%, as a result of an increase in tenant sales for the 2011 period as compared to the prior year period.

            Tenant reimbursements increased $25.5 million, due to a $17.2 million increase attributable to the property transactions and an $8.3 million, or 3.2%, increase in the comparable properties primarily due to increases to the fixed reimbursement related to common area maintenance.

            Total other income decreased $9.3 million, principally as a result of the result of the following:

  •
  a decrease in lease settlement income of $11.5 million due to a higher number of terminated leases in the prior year period, and

  •
  a $1.1 million decrease in net other activity,

  •
  offset by an increase in interest income of $3.3 million.

            Depreciation and amortization expense increased $37.4 million primarily due to the additional depreciable assets acquired in the Prime acquisition in August 2010.

            Repairs and maintenance expense increased $7.1 million of which the property transactions accounted for $2.3 million and the comparable properties increased $4.8 million primarily due to increased snow removal costs.

            In the first quarter of 2011, we recorded a provision for credit losses of $1.4 million whereas in the first quarter of 2010, as a result of strong collections and recoveries of receivables which we had previously established reserves due to the uncertainty of ultimate payment, we had a net recovery of $3.5 million.

            Home and regional office expense increased $11.7 million primarily due to higher long-term incentive compensation costs due to a final adjustment for an incentive compensation plan in the first quarter of 2010.

            General and administrative expense increased $2.6 million as a result of increased performance compensation costs.

            During the three months ended March 31, 2010, we incurred $3.7 million in transaction expenses related to costs associated with acquisition related activities.

            Other expenses increased $3.5 million primarily related to the property transactions.

            Interest expense decreased $15.8 million primarily related to the repayment of three unsecured notes in the first quarter of 2011 and the purchases of senior unsecured notes in the January 2010 and August 2010 tender offers, offset by the result of new or refinanced debt at several properties including debt associated with the Prime acquisition and new unsecured debt.

            During the first quarter of 2010, we incurred a loss on extinguishment of debt of $165.6 million related to the unsecured note tender offer.

            During the first quarter of 2011, we disposed of one of our other retail properties for a net loss of $0.6 million. During the first quarter of 2010, we disposed of one regional mall, one community center, one other retail property and a non-retail building for an aggregate gain of $6.0 million.

            Net income attributable to noncontrolling interests increased $33.6 million primarily due to an increase in the income of the Operating Partnership.

            Preferred dividends decreased $4.8 million as a result of the conversion and redemption of the remaining Series I 6% Convertible Perpetual Preferred Stock in the second quarter of 2010.

Liquidity and Capital Resources

            Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by negotiating interest rates for each financing or refinancing based on current market conditions. Floating rate debt currently comprises approximately 11.8% of our total consolidated debt at March 31, 2011. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $508.1 million during the three months ended March 31, 2011. In addition, an unsecured revolving credit facility, or Credit Facility, provides an alternative source of liquidity as our cash needs vary from time to time.

            Our balance of cash and cash equivalents decreased $160.7 million during the first three months of 2011 to $636.1 million as of March 31, 2011 primarily due to the use of cash to reduce indebtedness. Our balance of cash and cash equivalents as of March 31, 2011 and December 31, 2010, includes $43.7 million and $55.3 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

            On March 31, 2011, we had available borrowing capacity of approximately $3.0 billion under the Credit Facility, net of outstanding borrowings of $853.7 million and letters of credit of $33.4 million. For the three months ended March 31, 2011, the maximum amount outstanding under the Credit Facility was $857.7 million and the weighted average amount outstanding was approximately $857.6 million. The weighted average interest rate was 1.86% for the three months ended March 31, 2011.

            We and the Operating Partnership have historically had access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the property level.

            Our business model requires us to regularly access the debt and equity capital markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We believe we have sufficient cash on hand and availability under the Credit Facility to address our debt maturities and capital needs through 2012.

            As discussed further in "Financing and Debt" below, we conducted two cash tender offers for several outstanding series of unsecured notes during 2010. On January 12, 2010, we commenced a tender offer to purchase ten outstanding series of notes. We subsequently purchased $2.3 billion of notes on January 26, 2010. The purchase of the notes was primarily funded with proceeds from the sale of $2.25 billion of senior unsecured notes issued on January 25, 2010. Additionally, on August 9, 2010, we commenced a tender offer to purchase three outstanding series of notes. We subsequently purchased $1.33 billion of tendered notes on August 17, 2010. The purchase of the notes was primarily funded with proceeds from the sale of $900.0 million of senior unsecured notes issued on August 16, 2010. As a result of the tenders, we extended the weighted average duration of our senior unsecured notes portfolio from 6.8 years to 7.5 years and slightly decreased the weighted average interest rate of our senior unsecured notes portfolio.

  Loans to SPG-FCM

            As part of the Mills acquisition in 2007, the Operating Partnership made loans to SPG-FCM Ventures, LLC, or SPG-FCM, and Mills which were used by SPG-FCM and Mills to repay loans and other obligations of Mills. As of March 31, 2011 and December 31, 2010, the outstanding balance of our remaining loan to SPG-FCM was $651.0 million. During the quarters ended March 31, 2011 and 2010, we recorded approximately $2.5 million and $3.0 million in interest income (net of inter-entity eliminations), related to this loan, respectively. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 7, 2012.

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2011 totaled $508.1 million. In addition, we had debt repayments of $295.2 million in 2010. These activities are further discussed below in "Financing and Debt." During the 2011 period, we or the Operating Partnership also:

  •
  paid stockholder dividends and unitholder distributions totaling $282.8 million,

  •
  paid preferred stock dividends and preferred unit distributions totaling $1.3 million,

  •
  funded consolidated capital expenditures of $59.7 million (includes development and other costs of $10.2 million, renovation and expansion costs of $21.4 million, and tenant costs and other operational capital expenditures of $28.1 million), and

  •
  funded investments in unconsolidated entities of $2.8 million.

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

            We expect to generate positive cash flow from operations in 2011, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants, many of whom are still recovering from the recent economic downturn. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from the Credit Facility, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt

  Unsecured Debt

            At March 31, 2011 our unsecured debt consisted of $9.7 billion of senior unsecured notes of the Operating Partnership and $853.7 million outstanding under the Credit Facility. The Credit Facility has a borrowing capacity of $3.9 billion and contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The Credit Facility matures on March 31, 2013. The base interest on the Credit Facility is LIBOR plus 210 basis points and includes a facility fee of 40 basis points. The Credit Facility also includes a money market competitive bid feature, which allows participating lenders to bid on amounts outstanding at then current market rates of interest for up to 50% of amounts available under the facility.

            The total outstanding balance of the Credit Facility as of March 31, 2011 was $853.7 million, and the maximum outstanding balance during the three months ended March 31, 2011 was $857.7 million. During the three months ended March 31, 2011, the weighted average outstanding balance on the Credit Facility was approximately $857.6 million. The outstanding balance as of March 31, 2011 includes $268.7 million (U.S. dollar equivalent) of Yen-denominated borrowings.

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

            During the three months ended March 31, 2011, the Operating Partnership repaid $281.2 million of senior unsecured notes with fixed rates ranging from 5.38% to 8.25%.

  Secured Debt

            Total secured indebtedness was $6.6 billion at March 31, 2011 and December 31, 2010.

  Covenants

            Our unsecured debt contains financial covenants and other non-financial covenants. If we fail to comply with these covenants, the debt could be accelerated. As of March 31, 2011, we are in compliance with all the covenants of our unsecured debt.

            At March 31, 2011, we or our subsidiaries are the borrowers under 92 non-recourse mortgage notes secured by mortgages on 92 properties, including 12 separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 52 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contains financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2011, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2011, and December 31, 2010, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of March 31, 2011	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2010	Effective Weighted Average Interest Rate
Fixed Rate	$15,174,942	6.04%	$15,471,545	6.05%
Variable Rate	1,996,778	1.92%	2,002,215	1.93%

	$17,171,720	5.56%	$17,473,760	5.58%

            As of March 31, 2011, we had $692.0 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.79% and a weighted average variable receive rate of 0.50%. As of March 31, 2011, the net effect of these agreements effectively converted $692.0 million of variable rate debt to fixed rate debt.

            Contractual Obligations and Off-Balance Sheet Arrangements.    There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2010 Annual Report on Form 10-K.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2011, for the remainder of 2011 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2011	2012-2013	2014-2016	After 2016	Total
Long-Term Debt(1)	$600,627	$4,124,392	$6,575,686	$5,867,929	$17,168,634
Interest Payments(2)	$703,457	$1,664,054	$1,760,753	$1,684,345	$5,812,609

(1)
Represents principal maturities only and therefore, excludes net premiums of $3,086.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2011.

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2011, the Operating Partnership had guaranteed $61.4 million of the total joint venture related mortgage or other indebtedness of $6.6 billion then outstanding. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Acquisitions and Dispositions

            Buy-sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. We or our partners in our joint venture properties may initiate these provisions (subject to any applicable lock up or similar restrictions). If we determine it is in our stockholders' best interests for us to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchase without hindering our cash flows, then we may initiate these provisions or elect to buy. If we decide to sell any of our joint venture interests, we expect to use the net proceeds to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

            Acquisitions.    We had no consolidated property acquisitions during the three months ended March 31, 2011.

            Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. During the three months ended March 31, 2011, we disposed of one of our other retail properties for a loss of $0.6 million.

Development Activity

            New Domestic Development, Expansions and Renovations.    During 2010, we began construction on Merrimack Premium Outlets located in Merrimack, New Hampshire. This new center, which will be wholly owned by us, is expected to open in the first half of 2012. The estimated cost of this project is $145 million, and the carrying amount of the construction in progress as of March 31, 2011 was $44.3 million. Other than this project, our share of other 2011 new developments was not significant.

            In addition to new development, we incur costs related to construction for significant renovation and expansion projects at our properties. During 2011 we expect to reinstitute our redevelopment and expansion initiatives which were previously reduced given the downturn in the economy. We expect our share of development costs for 2011 related to renovation or expansion initiatives to be approximately $350 million compared to approximately $124 million in 2010.

            We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital ranges between 8-12% for all of our new development, expansion and renovation projects.

            International Development Activity.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with

Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlets in Japan and South Korea where we use Yen and Won denominated financing, respectively. Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2011 will be approximately $100 million at current FX rates, primarily funded through reinvested joint venture cash flow and construction loans.

            Tosu Premium Outlets Phase III, a 52,000 square foot expansion to the Tosu Premium Outlet located in Fukuoka, Japan, is under construction. Ami Premium Outlets Phase II, a 93,000 square foot expansion to the Ami Premium Outlet located in Ami, Japan, is also under construction. The projected net cost of these projects is ¥6.8 billion, of which our share is approximately ¥2.7 billion, or $32.8 million based on applicable Yen:USD exchange rates.

            On March 17, 2011, Paju Premium Outlets, a 328,000 square foot center located in Seoul, South Korea, opened to the public. The net cost of this project was approximately KRW 115.1 billion, of which our share is approximately KRW 57.5 billion, or $52.1 million based on applicable KRW:USD exchange rates.

            We have a 50% joint venture investment in Malaysia. Currently, Johor Premium Outlets, a 173,000 square foot center located in Johor, Malaysia is under construction. The projected net cost of this project is approximately MYR 153 million, of which our share is approximately MYR 77 million, or $25.4 million based on applicable MYR:USD exchange rates.

Dividends

            We paid a common stock dividend of $0.80 per share in the first quarter of 2011. We are required to pay a minimum level of dividends to maintain our status as a REIT. Our dividends and the Operating Partnership's limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Future dividends and distributions of the Operating Partnership will be determined by our Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT.

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

            We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as consolidated net income computed in accordance with GAAP:

  •
  excluding real estate related depreciation and amortization,

  •
  excluding gains and losses from extraordinary items and cumulative effects of accounting changes,

  •
  excluding gains and losses from the sales of previously depreciated retail operating properties,

  •
  plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest, and

  •
  all determined on a consistent basis in accordance with GAAP.

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

            The following schedule reconciles total FFO to consolidated net income and diluted net income per share to diluted FFO per share.

	For the Three Months Ended March 31,
	2011	2010
(in thousands)
Funds from Operations	$570,643	$325,558

Increase/(Decrease) in FFO from prior period	75.3%

Consolidated Net Income	$219,666	$20,754
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	262,546	225,430
Simon's share of depreciation and amortization from unconsolidated entities	93,381	96,879
Loss (gain) on sale or disposal of assets	584	(6,042)
Net income attributable to noncontrolling interest holders in properties	(2,111)	(2,663)
Noncontrolling interests portion of depreciation and amortization	(2,110)	(1,972)
Preferred distributions and dividends	(1,313)	(6,828)

Funds from Operations	$570,643	$325,558

FFO Allocable to Simon Property	$473,451	$270,925
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$0.61	$0.03
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated affiliates, net of noncontrolling interests portion of depreciation and amortization	1.00	0.94
Loss (gain) on sale or disposal of assets	—	(0.02)
Impact of additional dilutive securities for FFO per share	—	(0.01)

Diluted FFO per share	$1.61	$0.94

            During the three months ended March 31, 2010, FFO as disclosed above includes a $165.6 million loss on extinguishment of debt associated with the unsecured notes tender offer, reducing FFO by $0.47 per share.

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

            Sensitivity Analysis.    We disclosed a comprehensive qualitative and quantitative analysis regarding market risk in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2010.

Item 4.    Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

            Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at a reasonable assurance level.

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

            Through the period covered by this report, there were no significant changes to the Risk Factors disclosed in "Part 1: Business" of our 2010 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            During the quarter ended March 31, 2011, we issued a total of 135,353 shares of our common stock to limited partners of the Operating Partnership in exchange for an equal number of units in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

            The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2011 to January 31, 2011	—	$—	—	—
February 1, 2011 to February 28, 2011	—	—	—	—
March 1, 2011 to March 31, 2011	61,584	103.68	—	—

	61,584		—

(1)
Represents 61,584 shares delivered to us in connection with the exercise of stock options. The shares were subsequently retired.

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
Date: May 6, 2011