Form 10-Q
period 2011-09-30
SIMON PROPERTY GROUP INC /DE/
filed 2011-11-03
CIK 1063761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011, Simon Property Group, Inc. had 293,787,361 shares of common stock, par value $0.0001 per share and 8,000 shares of Class B common stock, par value $0.0001 per share outstanding.

Simon Property Group, Inc. and Subsidiaries

Form 10-Q

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS:
Investment properties at cost	$28,761,004	$27,508,735
Less — accumulated depreciation	8,239,402	7,711,304

	20,521,602	19,797,431
Cash and cash equivalents	575,817	796,718
Tenant receivables and accrued revenue, net	413,922	426,736
Investment in unconsolidated entities, at equity	1,461,694	1,390,105
Deferred costs and other assets	1,951,173	1,795,439
Notes receivable from related party	651,000	651,000

Total assets	$25,575,208	$24,857,429

LIABILITIES:
Mortgages and other indebtedness	$17,902,961	$17,473,760
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,151,190	993,738
Cash distributions and losses in partnerships and joint ventures, at equity	575,570	485,855
Other liabilities and accrued dividends	262,119	184,855

Total liabilities	19,891,840	19,138,208

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	171,358	85,469
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	45,129	45,375
Common stock, $0.0001 par value, 511,990,000 shares authorized, 297,671,666 and 296,957,360 issued and outstanding, respectively	30	30
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	8,071,657	8,059,852
Accumulated deficit	(3,220,052)	(3,114,571)
Accumulated other comprehensive (loss) income	(102,004)	6,530
Common stock held in treasury at cost, 3,884,305 and 4,003,451 shares, respectively	(153,436)	(166,436)

Total stockholder's equity	4,641,324	4,830,780
Noncontrolling Interests	870,686	802,972

Total equity	5,512,010	5,633,752

Total liabilities and equity	$25,575,208	$24,857,429

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE:
Minimum rent	$664,724	$605,146	$1,958,626	$1,756,913
Overage rent	36,653	26,265	75,774	53,953
Tenant reimbursements	294,305	274,013	861,352	785,634
Management fees and other revenues	31,249	29,980	93,001	86,897
Other income	47,429	43,871	146,341	154,515

Total revenue	1,074,360	979,275	3,135,094	2,837,912

EXPENSES:
Property operating	122,446	115,647	331,013	315,649
Depreciation and amortization	260,802	243,303	788,410	706,402
Real estate taxes	87,264	86,680	273,952	255,067
Repairs and maintenance	24,465	20,200	79,957	64,550
Advertising and promotion	25,773	21,435	72,619	62,553
Provision for (recovery of) credit losses	1,501	(3,096)	3,180	(2,060)
Home and regional office costs	30,525	28,640	91,035	72,699
General and administrative	14,974	5,170	31,614	15,909
Transaction expenses	—	47,585	—	62,554
Other	23,012	15,917	61,254	44,412

Total operating expenses	590,762	581,481	1,733,034	1,597,735

OPERATING INCOME	483,598	397,794	1,402,060	1,240,177
Interest expense	(244,384)	(249,264)	(737,018)	(774,686)
Loss on extinguishment of debt	—	(185,063)	—	(350,688)
Income tax (expense) benefit of taxable REIT subsidiaries	(860)	249	(2,706)	557
Income from unconsolidated entities	17,120	22,533	49,561	50,729
Gain upon acquisition of controlling interest, and on sale or disposal of assets and interests in unconsolidated entities, net	78,307	294,283	92,072	320,349

CONSOLIDATED NET INCOME	333,781	280,532	803,969	486,438
Net income attributable to noncontrolling interests	58,947	49,074	142,934	88,158
Preferred dividends	834	834	2,503	5,779

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$274,000	$230,624	$658,532	$392,501

BASIC EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$0.93	$0.79	$2.24	$1.35

DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$0.93	$0.79	$2.24	$1.35

Consolidated Net Income	$333,781	$280,532	$803,969	$486,438
Unrealized loss on derivative hedge agreements	(93,257)	(20,349)	(112,280)	(15,939)
Net loss on derivative instruments reclassified from accumulated other comprehensive income into interest expense	4,024	3,937	11,792	11,722
Currency translation adjustments	(25,327)	11,041	5,326	(12,469)
Changes in available-for-sale securities and other	(63,779)	57,216	(35,825)	(10,736)

Comprehensive income	155,442	332,377	672,982	459,016
Comprehensive income attributable to noncontrolling interests	28,464	57,636	120,481	83,499

Comprehensive income attributable to common stockholders	$126,978	$274,741	$552,501	$375,517

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$803,969	$486,438
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	819,053	731,393
Loss on debt extinguishment	—	350,688
Gain upon acquisition of controlling interest, and on sale or disposal of assets and interests in unconsolidated entities, net	(92,072)	(320,349)
Straight-line rent	(21,049)	(18,467)
Equity in income of unconsolidated entities	(49,561)	(50,729)
Distributions of income from unconsolidated entities	69,651	76,811
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	33,298	39,692
Deferred costs and other assets	(84,077)	(5,536)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	19,929	(4,469)

Net cash provided by operating activities	1,499,141	1,285,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,179,681)	(976,276)
Funding of loans to related parties, net	—	(19,000)
Capital expenditures, net	(299,369)	(193,893)
Cash from acquisitions and cash impact from the consolidation and deconsolidation of properties	17,564	27,015
Net proceeds from sale of assets	136,013	301,425
Investments in unconsolidated entities	(15,447)	(185,959)
Purchase of marketable and non-marketable securities	(10,228)	(14,939)
Sale of marketable and non-marketable securities	6,866	26,175
Distributions of capital from unconsolidated entities and other	221,762	165,304

Net cash used in investing activities	(1,122,520)	(870,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other	2,155	3,443
Preferred stock redemptions	—	(10,994)
Distributions to noncontrolling interest holders in properties	(25,521)	(16,971)
Contributions from noncontrolling interest holders in properties	52	352
Preferred distributions of the Operating Partnership	(1,436)	(1,836)
Preferred dividends and distributions to stockholders	(706,677)	(528,736)
Distributions to limited partners	(144,473)	(104,928)
Loss on debt extinguishment	—	(350,688)
Mortgage and other indebtedness proceeds, net of transaction costs	1,412,026	3,742,137
Mortgage and other indebtedness principal payments	(1,133,648)	(6,093,247)

Net cash used in financing activities	(597,522)	(3,361,468)

DECREASE IN CASH AND CASH EQUIVALENTS	(220,901)	(2,946,144)
CASH AND CASH EQUIVALENTS, beginning of period	796,718	3,957,718

CASH AND CASH EQUIVALENTS, end of period	$575,817	$1,011,574

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

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of September 30, 2011, we owned or held an interest in 335 income-producing properties in the United States, which consisted of 158 regional malls, 58 Premium Outlets, 67 community/lifestyle centers, 36 properties in the Mills portfolio, and 16 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of September 30, 2011, we had ownership interests in 45 shopping centers in Italy, eight Premium Outlets in Japan, two Premium Outlets in South Korea, and one Premium Outlet in Mexico.

2.         Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.

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

            As of September 30, 2011, we consolidated 215 wholly-owned properties and 20 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 156 properties, or the joint venture properties, using the equity method of accounting. We manage the day-to-day operations of 91 of the 156 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Italy, Japan, Korea, and Mexico comprise 56 of the remaining 65 joint venture properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, which holds our interest in The Mills Limited Partnership, or Mills, using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity and that our joint venture partner has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

            We allocate net operating results of the Operating Partnership after preferred distributions to third parties and to us based on the partners' respective weighted average ownership interests in the Operating Partnership. Net operating results of the Operating Partnership attributed to third parties are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in the Operating Partnership was 82.9% and 83.3% for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, our ownership interest in the Operating Partnership was 82.9% and 82.9%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in the Operating Partnership.

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

            Our investments in Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC, are accounted for as available-for-sale securities. These investments are adjusted to their quoted market price, including a related foreign exchange component, with corresponding adjustment in other comprehensive income (loss). At September 30, 2011, we owned 35.4 million shares each of CSCG and of CAPC. At September 30, 2011, the market value of our investments in CSCG and CAPC was $180.9 million and $92.8 million, respectively, with an aggregate net unrealized gain on these investments of approximately $41.9 million. The market value of our investments in CSCG and CAPC at December 31, 2010 was $228.4 million and $82.4 million, respectively, with an aggregate unrealized gain of $79.0 million.

            Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability as the amounts are fully payable to the employees that earned the compensation subject to the deferral provisions. Changes in value of these securities and changes in the matching liability to employees are both recognized in earnings and, as a result, there is no impact to consolidated net income. As of September 30, 2011 and December 31, 2010, we also had investments of $25.1 million which must be used to fund the debt service requirements of mortgage debt related to investment properties sold that previously collateralized the debt. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

            At September 30, 2011 and December 31, 2010, we had an investment of $72.4 million in a non-marketable security that we account for under the cost method. We regularly evaluate this investment for any other-than-temporary impairment in its estimated fair value and determined that no adjustment in the carrying value was required.

            Net unrealized gains recorded in other comprehensive income (loss) as of September 30, 2011 and December 31, 2010 were approximately $43.5 million and $79.3 million, respectively, and represent the valuation and related currency adjustments for our marketable securities. As of September 30, 2011, we do not consider any of the declines in value of our marketable and non-marketable securities to be an other-than-temporary impairment, as these market value declines, if any, have existed for a short period of time, and, in the case of debt securities, we have the ability and intent to hold these securities to maturity.

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

            At September 30, 2011 and December 31, 2010, we had investments in six mortgage and mezzanine loans with an aggregate carrying value of $397.6 million and $395.9 million, respectively. These loans mature at various dates through October 2012 with a weighted average maturity of approximately four months. Certain of these loans require interest-only payments while others require payments of interest and principal based on a 30 year amortization. Interest rates on these loans are fixed between 5.5% and 7.0% per annum with a weighted average interest rate of approximately 5.9% and approximate market rates for instruments of similar quality and duration. During the three and nine months ended September 30, 2011, we recorded $7.0 and $21.0 million, respectively, in interest income earned from these loans held for investment. Payments on each of these loans were current as of September 30, 2011. In October 2011, three of these mortgage loans with an aggregate principal balance of $235.0 million were repaid in their entirety.

            In addition, in 2011, we entered into secured loans with a developer and operator of commercial real estate as the lender to fund the construction of two real estate assets with an aggregate commitment of up to $235.8 million. The loans primarily bear interest at 7.0% and mature in May and July 2013. Each of the loans have two available one-year extensions. At September 30, 2011, the amounts drawn on the loans were $25.4 million.

  Fair Value Measurements

            We hold marketable securities that totaled $487.3 million and $511.3 million at September 30, 2011 and December 31, 2010, respectively, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $103.7 million and $27.6 million at September 30, 2011 and December 31, 2010, respectively, and a nominal asset value at September 30, 2011 and December 31, 2010. We also have interest rate cap agreements with nominal asset values.

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

  Noncontrolling Interests and Temporary Equity

            Details of the carrying amount of our noncontrolling interests are as follows:

	As of September 30, 2011	As of December 31, 2010
Limited partners' interests in the Operating Partnership	$951,233	$983,887
Nonredeemable noncontrolling deficit interests in properties, net	(80,547)	(180,915)

Total noncontrolling interests reflected in equity	$870,686	$802,972

            Redeemable instruments, which typically represent the remaining interest in a property or portfolio of properties, and which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity within limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheets. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit. There are no noncontrolling interests redeemable at amounts in excess of fair value.

            Net income attributable to noncontrolling interests (which includes nonredeemable noncontrolling interests in consolidated properties, limited partners' interests in the Operating Partnership, redeemable noncontrolling interests in consolidated properties and preferred distributions payable by the Operating Partnership) is a component of consolidated net income. In addition, the individual components of other comprehensive income (loss) are presented in the aggregate for both controlling and noncontrolling interests, with the portion attributable to noncontrolling interests deducted from comprehensive income to arrive at comprehensive income attributable to common stockholders.

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Noncontrolling interests, beginning of period	$773,894	$736,084	$802,972	$724,825
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	52,131	48,596	135,160	86,322
Distributions to noncontrolling interest holders	(25,080)	(40,996)	(145,466)	(121,470)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized loss on interest rate hedge agreements	(16,096)	(3,638)	(19,290)	(2,439)
Net loss on derivative instruments reclassified from accumulated comprehensive income (loss) into interest expense	704	699	2,022	2,000
Currency translation adjustments	(4,344)	1,766	884	(2,070)
Changes in available-for-sale securities and other	(10,746)	9,735	(6,069)	(2,150)

	(30,482)	8,562	(22,453)	(4,659)

Adjustment to limited partners' interest from decreased ownership in the Operating Partnership	(4,117)	(112,879)	(10,702)	(101,536)
Units issued to limited partners	—	154,465	202	212,317
Units exchanged for common shares	(3,236)	(396)	(9,159)	(2,964)
Noncontrolling interests in newly consolidated properties and other	107,576	9,370	120,132	9,971

Noncontrolling interests, end of period	$870,686	$802,806	$870,686	$802,806

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

            As of September 30, 2011, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	8	$1.3 billion
Interest Rate Caps	3	$382.3 million

            The carrying value of our interest rate swap agreements, at fair value, is a net liability balance of $101.5 million and $19.5 million at September 30, 2011 and December 31, 2010, respectively, and is included in other liabilities and accrued dividends. The interest rate cap agreements were of nominal net value at September 30, 2011 and December 31, 2010 and we generally do not apply hedge accounting to these arrangements.

            We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Italy. We use currency forward contracts to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥4.0 billion remains as of September 30, 2011 for all forward contracts. We entered into Yen:USD forward contracts during 2009 for approximately ¥3 billion that we received through April 2011 and we entered into Yen:USD forward contracts during 2010 for ¥1.7 billion that we expect to receive through October 2012. In 2011, we entered into additional Yen:USD forward contracts for approximately ¥3.8 billion that we expect to receive through October 1, 2013. The September 30, 2011 net liability balance related to these forwards was $2.0 million, of which $2.2 million is included in other liabilities and accrued dividends and $0.2 million is included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign-denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $140.6 million and $40.1 million as of September 30, 2011 and December 31, 2010, respectively.

  Transaction Expenses

            We expense acquisition, potential acquisition and disposition related costs as they are incurred. During the nine months ended September 30, 2010, we incurred costs for the acquisition of Prime Outlets Acquisition Company, or the Prime acquisition, and other potential acquisitions, as further discussed in Note 9. In addition, during the three months ended September 30, 2010, we settled, in cash, a transaction-related dispute and recorded a charge to earnings. These expenses are included within transaction expenses in the accompanying statements of operations and comprehensive income and totaled $47.6 million and $62.6 million during the three and nine month periods ended September 30, 2010, respectively. We incurred a minimal amount of transaction expenses during the first nine months of 2011.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income available to Common Stockholders — Basic	$274,000	$230,624	$658,532	$392,501
Effect of dilutive securities:
Impact to General Partner's interest in Operating Partnership from all dilutive securities and options	3	34	34	65

Net Income available to Common Stockholders — Diluted	$274,003	$230,658	$658,566	$392,566

Weighted Average Shares Outstanding — Basic	293,735,663	292,830,418	293,396,947	290,450,848
Effect of stock options	22,472	258,710	88,408	287,505

Weighted Average Shares Outstanding — Diluted	293,758,135	293,089,128	293,485,355	290,738,353

            For the nine months ended September 30, 2011, potentially dilutive securities include stock options, convertible preferred stock, units that are exchangeable for common stock and long-term incentive performance, or LTIP, units granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. The only securities that had a dilutive effect for the three and nine months ended September 30, 2011 and 2010 were stock options. We accrue dividends when they are declared.

5.         Investment in Unconsolidated Entities

  Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held joint venture ownership interests in 100 properties in the United States as of September 30, 2011 and 101 properties as of December 31, 2010. We also held an interest in a joint venture which owned 45 shopping centers in Italy as of September 30, 2011 and December 31, 2010. At September 30, 2011, we also held interests in eight joint venture properties in Japan, two joint venture properties in South Korea, and one joint venture property in Mexico. We account for these joint venture properties using the equity method of accounting.

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

            In May 2010, Opry Mills, a property in which we have a 50% interest through our SPG-FCM joint venture, sustained significant flood damage and substantially all of the property remains closed. Insurance proceeds of $50 million have been funded by the insurers and remediation work has been completed. The excess insurance carriers (those providing coverage above $50 million) have denied the joint venture's claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. We have obtained additional financing of $120 million from the existing mortgage lenders, and in April 2011 commenced rebuilding the center with an expected opening in March of 2012. We and our lenders are continuing our efforts through pending litigation to recover our losses under the excess insurance policies for Opry Mills and we believe recovery is probable, but no assurances can be made that our efforts to recover these funds will be successful.

  Loans to SPG-FCM

            The Operating Partnership has a loan to SPG-FCM with an outstanding balance of $651.0 million as of September 30, 2011 and December 31, 2010. During the nine month periods ended September 30, 2011 and 2010, we recorded approximately $7.4 million in interest income (net of inter-entity eliminations), related to this loan. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 7, 2012.

  International Joint Venture Investments

            We conduct our international operations through joint venture arrangements and account for all of our international joint venture investments using the equity method of accounting.

            Italian Joint Venture.    We have a 49% ownership interest in Gallerie Commerciali Italia, or GCI, a joint venture with Auchan S.A. The carrying amount of our investment in GCI was $346.9 million and $330.1 million as of September 30, 2011 and December 31, 2010, respectively; including all related components of accumulated other comprehensive income (loss).

            Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $349.4 million and $340.8 million as of September 30, 2011 and December 31, 2010, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $41.2 million and $35.7 million as of September 30, 2011 and December 31, 2010, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our investments in joint ventures and share of income from such joint ventures follows. The statement of operations for the year ended December 31, 2010 includes amounts related to our investments in Simon Ivanhoe S.à.r.l. which was sold on July 15, 2010. In addition, we acquired additional controlling interests in The Plaza at King of Prussia and The Court at King of Prussia, or King of Prussia, on August 25, 2011. This previously unconsolidated property is now a consolidated property as of the acquisition date. Balance sheet information for the joint ventures is as follows:

	September 30, 2011	December 31, 2010
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,409,839	$21,236,594
Less — accumulated depreciation	5,459,929	5,126,116

	15,949,910	16,110,478
Cash and cash equivalents	816,324	802,025
Tenant receivables and accrued revenue, net	376,910	353,719
Investment in unconsolidated entities, at equity	153,459	158,116
Deferred costs and other assets	569,067	525,024

Total assets	$17,865,670	$17,949,362

Liabilities and Partners' (Deficit) Equity:
Mortgages and other indebtedness	$16,010,090	$15,937,404
Accounts payable, accrued expenses, intangibles, and deferred revenue	827,826	748,245
Other liabilities	967,981	961,284

Total liabilities	17,805,897	17,646,933
Preferred units	67,450	67,450
Partners' (deficit) equity	(7,677)	234,979

Total liabilities and partners' (deficit) equity	$17,865,670	$17,949,362

Our Share of:
Partners' equity	$156,981	$146,578
Add: Excess Investment	729,143	757,672

Our net Investment in Joint Ventures	$886,124	$904,250

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$491,742	$478,869	$1,464,092	$1,457,987
Overage rent	42,941	38,283	104,951	94,620
Tenant reimbursements	235,309	234,769	694,914	699,384
Other income	43,209	77,518	134,660	176,245

Total revenue	813,201	829,439	2,398,617	2,428,236
Operating Expenses:
Property operating	167,655	167,653	473,959	477,386
Depreciation and amortization	197,604	195,679	578,802	591,763
Real estate taxes	59,014	61,080	185,724	191,779
Repairs and maintenance	20,005	21,869	62,958	75,643
Advertising and promotion	15,022	13,027	44,716	43,250
Provision for (recovery of) credit losses	2,571	(721)	7,247	718
Other	56,182	50,507	165,532	155,688

Total operating expenses	518,053	509,094	1,518,938	1,536,227

Operating Income	295,148	320,345	879,679	892,009
Interest expense	(218,079)	(218,238)	(644,549)	(653,419)
Loss from unconsolidated entities	(1,665)	(327)	(3,787)	(1,368)
Gain on sale or disposal of assets and interests in unconsolidated entities, net	78	—	15,583	39,761

Net Income	$75,482	$101,780	$246,926	$276,983

Third-Party Investors' Share of Net Income	$45,271	$66,542	$151,741	$170,231

Our Share of Net Income	30,211	35,238	95,185	106,752
Amortization of Excess Investment	(13,052)	(12,695)	(37,832)	(35,676)
Our Share of Gain on Sale or Disposal of Assets and Interests in
Unconsolidated Entities, net	(39)	(10)	(7,792)	(20,347)

Income from Unconsolidated Entities	$17,120	$22,533	$49,561	$50,729

6.         Debt

  Unsecured Debt

            At September 30, 2011, our unsecured debt consisted of $9.6 billion of senior unsecured notes of the Operating Partnership and $1.8 billion outstanding under an unsecured revolving credit facility, or Credit Facility. At September 30, 2011, the Credit Facility had a borrowing capacity of $3.9 billion. The Credit Facility had a maturity date of March 31, 2013 and the base interest on the Credit Facility was LIBOR plus 210 basis points and included an annual facility fee of 40 basis points on the total borrowing capacity. The Credit Facility also included a money market competitive bid feature, which allowed participating lenders to bid on amounts outstanding at then current market rates of interest.

            On October 5, 2011, we entered into a new unsecured credit facility, or New Facility, providing an initial borrowing capacity of $4.0 billion which can be increased to $5.0 billion during its term. The New Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. The base interest rate on the New Facility is LIBOR plus 100 basis points and an additional facility fee of 15 basis points. In addition, the New

Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The New Facility also includes a $2.0 billion multi-currency tranche.

            The total outstanding balance of the Credit Facility as of September 30, 2011 was $1.8 billion, and the maximum outstanding balance during the nine months ended September 30, 2011 was $1.8 billion. The September 30, 2011 balance included $290.6 million (U.S. dollar equivalent) of Yen-denominated borrowings. During the nine months ended September 30, 2011, the weighted average outstanding balance on the Credit Facility was approximately $983.4 million. Letters of credit of approximately $36.0 million were outstanding under the Credit Facility as of September 30, 2011.

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

            During the nine months ended September 30, 2011, the Operating Partnership redeemed at par $382.8 million of senior unsecured notes with fixed rates ranging from 5.38% to 8.25%.

  Secured Debt

            Total secured indebtedness was $6.5 billion at September 30, 2011 and $6.6 billion at December 31, 2010. During the nine months ended September 30, 2011, we repaid $281.2 million in mortgage loans with a weighted average interest rate of 6.87%, unencumbering five properties.

            As a result of the acquisition of additional interest in King of Prussia in August 2011 (see Note 9), we now own a controlling interest in this property and, accordingly, we consolidated the property as of the acquisition date, including the property's $160.1 million mortgage debt.

  Covenants

            Our unsecured debt contains financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2011, we are in compliance with all covenants of our unsecured debt.

            At September 30, 2011, we or our subsidiaries are the borrowers under 87 non-recourse mortgage notes secured by mortgages on 87 properties, including 10 separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 44 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contains financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At September 30, 2011, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and other indebtedness was $14.5 billion and $14.8 billion as of September 30, 2011 and December 31, 2010, respectively. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
Fair value of fixed-rate mortgages and other indebtedness	$15,990	$16,087
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.69%	4.46%

7.         Equity

            During the first nine months of 2011, we issued 564,918 shares of common stock to 24 limited partners in exchange for an equal number of units.

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

            The 2010 LTIP program awards have an aggregate grant date fair value, adjusted for estimated forfeitures, of $7.2 million for the one-year program, $14.8 million for the two-year program and $23.0 million for the three-year program. The 2011-2013 LTIP program awards have an aggregate grant date fair value of $35.0 million, adjusted for estimated forfeitures. Grant date fair values were estimated based upon the results of a Monte Carlo model, and the resulting expense will be recorded regardless of whether the TSR benchmarks are achieved. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if any, become vested. In 2011, the Compensation Committee determined that 133,673 LTIP units were earned under the one-year 2010 LTIP program and, pursuant to the award agreements, will vest in two equal installments in 2012 and 2013.

            On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted David Simon, our Chairman and CEO, a retention award in the form of 1,000,000 LTIP units. The award vests in one-third increments on July 5th of 2017, 2018 and 2019, subject to continued employment. The grant date fair value of the retention award was $120.3 million which is being recognized as expense over the eight-year vesting period on a straight-line basis.

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2011	$45,375	$30	$6,530	$8,059,852	$(3,114,571)	$(166,436)	$802,972	$5,633,752
Exchange of limited partner units for common shares				9,159			(9,159)	—
Issuance of limited partner units							202	202
Common shares retired				(6,385)				(6,385)
Noncontrolling interests in new consolidated properties and other	(246)			(1,671)	(59,839)	13,000	120,132	71,376
Adjustment to limited partners' interest from increased ownership in the Operating Partnership				10,702			(10,702)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(706,677)		(144,473)	(851,150)
Distributions to other noncontrolling interest partners							(993)	(993)
Comprehensive income, excluding preferred distributions on temporary equity preferred units of $1,436 and net income attributable to noncontrolling redeemable interests in properties in temporary equity of $6,338			(108,534)		661,035		112,707	665,208

September 30, 2011	$45,129	$30	$(102,004)	$8,071,657	$(3,220,052)	$(153,436)	$870,686	$5,512,010

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

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of September 30, 2011 and December 31, 2010, the Operating Partnership guaranteed joint venture related mortgage or other indebtedness of $31.2 million and $60.7 million, respectively. Mortgages guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

9.         Real Estate Acquisitions and Dispositions

            During the nine months ended September 30, 2011, we disposed of our interests in three retail properties for a net gain of $2.5 million. Additionally, on June 28, 2011, we sold Prime Outlets — Jeffersonville for $134.0 million, resulting in a net gain of $6.6 million. These gains are included in gain upon acquisition of controlling interest, and on sale or disposal of assets and interests in unconsolidated entities, net in the accompanying statements of operations and comprehensive income.

            On August 25, 2011, we acquired additional controlling interests of approximately 83.75% in King of Prussia thereby increasing our ownership interest to 96.1%. The property is subject to a $160.1 million mortgage. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $82.9 million which is included in gain upon acquisition of controlling interest, and on sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

            On July 19, 2011, we acquired a 100% ownership interest in ABQ Uptown, a lifestyle center located in Albuquerque, New Mexico. Also, during the second quarter, we purchased an additional interest in an unconsolidated regional mall.

            The aggregate cash purchase price for these acquisitions was $1.18 billion. We reflected the assets and liabilities of these assets at estimated fair value at the respective acquisition dates, the majority of which was allocated to the investment property. The purchase price allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition.

            During the third quarter of 2011 we contributed a wholly-owned property to a joint venture which holds our interests in nine unconsolidated properties. The transaction effectively exchanged a portion of our interest in this previously wholly-owned property for increased ownership interests in the nine unconsolidated properties. This transaction had no material impact on the statement of operations.

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

            We own, develop, and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of September 30, 2011, we owned or held an interest in 335 income-producing properties in the United States, which consisted of 158 regional malls, 58 Premium Outlets, 67 community/lifestyle centers, 36 properties in the Mills portfolio, and 16 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of September 30, 2011, we had ownership interests in 45 shopping centers in Italy, eight Premium Outlets in Japan, two Premium Outlets in South Korea, and one Premium Outlet in Mexico.

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

            We seek growth in earnings, funds from operations, or FFO, and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth through the following:

  •
  Focusing on leasing to increase revenues and utilizing economies of scale to reduce operating expenses,

  •
  Expanding and re-tenanting existing highly productive locations at competitive rental rates,

  •
  Selectively acquiring high quality real estate assets or portfolios of assets, and

  •
  Selling selective non-core assets.

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

            We focus on high quality real estate across the retail real estate spectrum. We expand or renovate properties to enhance profitability and market share of existing assets when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in metropolitan areas that exhibit strong population and economic growth.

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

  Results Overview

            Diluted earnings per common share increased $0.89 during the first nine months of 2011 to $2.24 from $1.35 for the same period last year. The increase in diluted earnings per share was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2011, the impact of our acquisition activity, and a decrease in interest expense due to the repayment of debt and lower interest rates,

  •
  in 2011, a gain due to the acquisition of a controlling interest, sale or disposal of assets and interests in unconsolidated entities, net of $78.3 million, or $0.22 per diluted share, primarily driven by an $82.9 million gain related to the acquisition of a controlling interest in a previously unconsolidated regional mall,

  •
  in 2010, a $350.7 million, or $1.00 per diluted share, loss on extinguishment of debt related to our two senior unsecured notes tender offers during the first nine months of 2010, and

  •
  in 2010, a gain due to acquisition of controlling interest, sale or disposal of assets and interests in unconsolidated entities, net of $320.3 million, or $0.92 per diluted share, primarily driven by the sale of our interest in Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, in the third quarter of 2010.

            Core business fundamentals during the first nine months of 2011 improved from the economic environment that existed during the first nine months of 2010. Total sales per square foot, or psf, increased 9.3% from September 30, 2010 to $517 psf at September 30, 2011 for our portfolio of regional malls and Premium Outlets. Average base minimum rent psf increased 3.4% to $38.87 psf as of September 30, 2011, from $37.58 psf as of September 30, 2010. Releasing spreads remained positive as we were able to lease available square feet at higher rents than the expiring rental rates on a same space basis resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $4.77 psf as of September 30, 2011, representing a 9.6% increase over expiring payments as of September 30, 2010. Ending occupancy was 93.9% as of September 30, 2011, as compared to 93.8% as of September 30, 2010, an increase of 10 basis points.

            Our effective overall borrowing rate at September 30, 2011 decreased 23 basis points to 5.37% as compared to 5.60% at September 30, 2010. This decrease was primarily due to a $0.5 billion decrease in our fixed rate debt ($15.0 billion at September 30, 2011 as compared to $15.5 billion at September 30, 2010, including debt which is effectively fixed via an interest rate swap) and a decrease in the effective overall borrowing rate on fixed rate debt of six basis points (6.01% at September 30, 2011 as compared to 6.07% at September 30, 2010). At September 30, 2011, the weighted average years to maturity of our consolidated indebtedness was approximately 5.4 years as compared to approximately 5.9 years at December 31, 2010. Our financing activities for the nine months ended September 30, 2011, included the redemption at par of $382.8 million of senior unsecured notes with fixed rates ranging from 5.38% to 8.25% and repayment of $281.2 million in mortgage loans with a weighted average interest rate of 6.87% unencumbering five properties. As further discussed in "Financing and Debt" below, on October 5, 2011, we entered into a new unsecured corporate credit facility, or New Facility.

United States Portfolio Data

            The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy, average base minimum rent per square foot, and total sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. For comparative purposes, we separate the information related to community/lifestyle centers and our investment in the Mills portfolio from our other U.S. operations. We also do not include any properties located outside of the United States. During 2011, we made changes to the method and presentation of certain of our operational statistics as defined below.

            The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	September 30, 2011	September 30, 2010	%/basis point Change(1)
U.S. Regional Malls and Premium Outlets:
Ending Occupancy
Consolidated	94.4%	94.4%	—
Unconsolidated	92.1%	91.6%	+50 bps
Total Portfolio	93.9%	93.8%	+10 bps
Average Base Minimum Rent per Square Foot
Consolidated	$37.56	$35.85	4.8%
Unconsolidated	$43.84	$43.50	0.8%
Total Portfolio	$38.87	$37.58	3.4%
Total Sales per Square Foot
Consolidated	$508	$464	9.5%
Unconsolidated	$560	$510	9.8%
Total Portfolio	$517	$473	9.3%
The Mills:
Ending Occupancy	93.7%	92.9%	+80 bps
Average Base Minimum Rent per Square Foot	$20.36	$19.82	2.7%
Total Sales per Square Foot	$439	$396
Mills Regional Malls:
Ending Occupancy	88.1%	90.1%	-200 bps
Average Base Minimum Rent per Square Foot	$34.76	$35.03	-0.8%
Total Sales per Square Foot	$405	$386
Community/Lifestyle Centers:
Ending Occupancy	91.8%	91.7%	+10 bps
Average Base Minimum Rent per Square Foot	$13.65	$13.39	1.9%

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

  International Property Data

            The following are selected key operating statistics for certain of our international properties.

	September 30, 2011	September 30, 2010	%/basis point Change
Italian Shopping Centers:(1)
Ending Occupancy	99.0%	97.3%	+170 bps
Comparable Sales per Square Foot	€390	€386	1.0%
Average Base Minimum Rent per Square Foot	€26.55	€26.60	-0.2%
International Premium Outlets:(1)(2)
Ending Occupancy	99.6%	99.2%	+40 bps
Comparable Sales per Square Foot(3)	¥85,182	¥89,351	-4.7%
Average Base Minimum Rent per Square Foot	¥4,818	¥4,792	0.5%

(1)
Information supplied by the managing venture partner.

(2)
Does not include our centers in Mexico (Premium Outlets Punta Norte) or South Korea (Yeoju and Paju Premium Outlets).

(3)
Does not include Sendai-Izumi Premium Outlets in Japan as the property was closed for repair due to damages from the earthquake in Japan in March 2011. The center re-opened on June 17, 2011.

Results of Operations

            In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, dispositions and openings of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  During the first nine months of 2011, we disposed of one of our other retail properties and one of our regional malls.

  •
  On August 25, 2011, we acquired additional interests in The Plaza at King of Prussia and The Court at King of Prussia, or King of Prussia, which had previously been accounted for under the equity method. We now have a controlling interest in this property and its results are consolidated as of the acquisition date.

  •
  On July 19, 2011, we acquired a 100% ownership interest in ABQ Uptown.

  •
  On June 28, 2011, we sold Prime Outlets — Jeffersonville.

  •
  During 2010, we disposed of one regional mall, one community center, and one other retail property.

  •
  On August 30, 2010, we completed the acquisition of Prime Outlets Acquisition Company, or the Prime acquisition, acquiring 21 outlet centers, including a center located in Puerto Rico, which was acquired on May 13, 2010.

  •
  On August 10, 2010, we acquired a controlling interest in a regional mall.

            In addition to the activities discussed in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  During the first nine months of 2011, we disposed of one of our regional malls.

  •
  During the third quarter of 2011, we contributed a wholly-owned property to a joint venture which holds our interests in nine unconsolidated properties. The transaction effectively exchanged a portion of our interest in this previously wholly-owned property for increased ownership interests in the nine unconsolidated properties.

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

  •
  On March 25, 2010, GCI opened Catania, a 642,000 square foot shopping center in Sicily, Italy.

  •
  On March 2, 2010, GCI opened Argine, a 300,000 square foot shopping center in Naples, Italy.

            For the purposes of the following comparison between the three and nine months ended September 30, 2011 and 2010, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout the periods in both 2011 and 2010.

  Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

            Minimum rents increased $59.6 million during the 2011 period, of which the property transactions accounted for $40.2 million of the increase. Comparable rents increased $19.4 million, or 3.4%. The increase in comparable rents was primarily attributable to a $19.5 million increase in base minimum rents and a $1.2 million increase in comparable rents from carts, kiosks, and other temporary tenants, offset by a $0.2 million decrease in straight-line rents and a $1.1 million decline in the amortization of the fair market value of in-place leases. Overage rents increased $10.4 million, or 39.6%, as a result of an increase related to the property transactions of $3.7 million and an increase in tenant sales during 2011.

            Tenant reimbursements increased $20.3 million due to a $13.5 million increase attributable to the property transactions and a $6.8 million, or 2.6%, increase in the comparable properties primarily due to increases to the fixed reimbursement related to common area maintenance.

            Depreciation and amortization expense increased $17.5 million primarily due to the additional depreciable assets acquired in the Prime acquisition in August 2010.

            Repairs and maintenance expense increased $4.3 million of which the property transactions accounted for $1.4 million and the comparable properties increased $2.9 million primarily due to increased general repairs at the properties.

            In the third quarter of 2011, we recorded a provision for credit losses of $1.5 million whereas in the third quarter of 2010, as a result of strong collections and recoveries of receivables for which we had previously established reserves due to the uncertainty of ultimate payment, we had a net recovery of $3.1 million.

            General and administrative expense increased $9.8 million primarily as a result of increased incentive compensation costs.

            During the three months ended September 30, 2010, we incurred $47.6 million in transaction expenses related to costs associated with acquisition related activities, and the settlement of a transaction related dispute.

            Other expenses increased $7.1 million of which the property transactions accounted for $2.4 million and the comparable properties accounted for $4.7 million primarily related to an increase in legal and professional fees and unfavorable foreign currency revaluation.

            Interest expense decreased $4.9 million primarily related to the net impact from repayment of mortgages at three properties and the purchases of senior unsecured notes in the January 2010 and August 2010 tender offers, offset by increased borrowings under the unsecured revolving credit facility, or Credit Facility, in 2011, the result of new or refinanced debt at several properties including debt associated with the Prime acquisition and new unsecured debt.

            The third quarter of 2010 included a loss on extinguishment of debt of $185.1 million related to the August 2010 unsecured note tender offer.

            Income from unconsolidated entities decreased $5.4 million primarily as a result of the sale of a non-retail building in 2010.

            During the three months ended September 30, 2011, we disposed of our interest in a regional mall and acquired a controlling interest in a regional mall previously accounted for under the equity method for an aggregate net gain of $78.3 million. During the third quarter of 2010, we recognized a $294.3 million gain primarily due to our share of the gain on the sale of our interest in Simon Ivanhoe and the gain on the acquisition of a controlling interest in a regional mall previously accounted for under the equity method.

            Net income attributable to noncontrolling interests increased $9.9 million primarily due to an increase in the income of the Operating Partnership.

  Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

            Minimum rents increased $201.7 million during the 2011 period, of which the property transactions accounted for $152.2 million of the increase. Comparable rents increased $49.5 million, or 2.9%. The increase in comparable rents was primarily attributable to a $49.3 million increase in base minimum rents and a $5.8 million increase in comparable rents from carts, kiosks, and other temporary tenants, offset by a $2.7 million decrease in straight-line rents and a $2.9 million decline in the amortization of the fair market value of in-place leases. Overage rents increased $21.8 million, or 40.4%, as a result of an increase related to the property transactions of $11.4 million and an increase in tenant sales during 2011.

            Tenant reimbursements increased $75.7 million, due to a $52.2 million increase attributable to the property transactions and a $23.5 million, or 3.1%, increase in the comparable properties primarily due to increases to the fixed reimbursement related to common area maintenance.

            Total other income decreased $8.2 million, principally as a result of the result of the following:

  •
  a decrease in lease settlement income of $29.9 million due to a higher number of terminated leases in 2010,

  •
  offset by an increase in interest income of $11.5 million primarily related to loans held for investment,

  •
  a $1.8 million increase in land sale activity, and

  •
  a $8.4 million increase in net other activity.

            Depreciation and amortization expense increased $82.0 million primarily due to the additional depreciable assets acquired in the Prime acquisition in August 2010.

            Real estate tax expense increased $18.9 million of which the property transactions accounted for $14.6 million with the remaining increase primarily caused by higher tax payments in 2011.

            Repairs and maintenance expense increased $15.4 million of which the property transactions accounted for $5.8 million and the comparable properties increased $9.6 million primarily due to increased general repairs at the properties and snow removal costs.

            In the first nine months of 2011, we recorded a provision for credit losses of $3.2 million whereas in the prior year period, as a result of strong collections and recoveries of receivables for which we had previously established reserves due to the uncertainty of ultimate payment, we had a net recovery of $2.1 million.

            Home and regional office expense increased $18.3 million primarily due to a favorable settlement from a legacy incentive compensation plan as we transitioned to our current programs in the first quarter of 2010 as well as marginally higher personnel costs and increased long-term incentive compensation costs in 2011.

            General and administrative expense increased $15.7 million primarily as a result of increased performance compensation costs.

            During the nine months ended September 30, 2010, we incurred $62.6 million in transaction expenses related to costs associated with acquisition related activities, and the settlement of a transaction related dispute.

            Other expenses increased $16.8 million of which the property transactions accounted for $8.6 million and the comparable properties accounted for $8.2 million primarily related to an increase in legal and professional fees and unfavorable foreign currency revaluation.

            Interest expense decreased $37.7 million primarily related to the repayment of four unsecured notes in 2011, repayment of mortgages at five properties and the purchases of senior unsecured notes in the January 2010 and August 2010 tender offers, offset by the result of increased borrowings under the Credit Facility in 2011, new or refinanced debt at several properties including debt associated with the Prime acquisition and new unsecured debt.

            During 2010, we incurred a loss on extinguishment of debt of $350.7 million related to the two unsecured notes tender offers.

            During the nine months ended September 30, 2011, we disposed of our interest in an unconsolidated regional mall, one regional mall, an other retail property, and Prime Outlets — Jeffersonville, and acquired a controlling interest in a regional mall previously accounted for under the equity method for an aggregate net gain of $92.1 million. During the nine months ended September 30, 2010, we recorded a gain of $320.3 million primarily due to our share of the gain on the sale of our interest in Simon Ivanhoe, the gain on the acquisition of a controlling interest in a regional mall previously accounted for under the equity method and the gain on the sale of Porta di Roma by GCI.

            Net income attributable to noncontrolling interests increased $54.8 million primarily due to an increase in the income of the Operating Partnership.

            Preferred dividends decreased $3.3 million as a result of the conversion and redemption of the remaining Series I 6% Convertible Perpetual Preferred Stock in the second quarter of 2010.

Liquidity and Capital Resources

            Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by negotiating interest rates for each financing or refinancing based on current market conditions and entering into floating rate to fixed rate interest rate swaps. Floating rate debt currently comprises approximately 16.3% of our total consolidated debt at September 30, 2011. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.7 billion during the nine months ended September 30, 2011. In addition, the New Facility provides an alternative source of liquidity as our cash needs vary from time to time.

            Our balance of cash and cash equivalents decreased $220.9 million during the first nine months of 2011 to $575.8 million as of September 30, 2011 as further discussed in "Cash Flows" below.

            On September 30, 2011, we had available borrowing capacity of approximately $2.1 billion under the Credit Facility, net of outstanding borrowings of $1.8 billion and letters of credit of $36.0 million. For the nine months ended September 30, 2011, the maximum amount outstanding under the Credit Facility was $1.8 billion and the weighted average amount outstanding was approximately $983.4 million. The weighted average interest rate was 1.84% for the nine months ended September 30, 2011. On October 5, 2011, the Operating Partnership entered into a New Facility, providing an initial borrowing capacity of $4.0 billion, which can be increased to $5.0 billion during its term. The New Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option.

            We and the Operating Partnership have historically had access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the property level.

            Our business model requires us to regularly access the debt and equity capital markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We believe we have sufficient cash on hand and availability under the New Facility to address our debt maturities and capital needs through 2012.

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

  Loans to SPG-FCM

            As part of the Mills acquisition in 2007, the Operating Partnership made loans to SPG-FCM Ventures, LLC, or SPG-FCM, and Mills which were used by SPG-FCM and Mills to repay loans and other obligations of Mills. As of September 30, 2011 and December 31, 2010, the outstanding balance of our remaining loan to SPG-FCM was $651.0 million. During the quarters ended September 30, 2011 and 2010, we recorded approximately $7.4 million in interest income (net of inter-entity eliminations), related to this loan. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 7, 2012.

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2011 totaled $1.7 billion. In addition, we received net proceeds from our debt financing and repayment activities of $278.4 million in 2011. These activities are further discussed below in "Financing and Debt." During the 2011 period, we or the Operating Partnership also:

  •
  paid stockholder dividends and unitholder distributions totaling $848.6 million,

  •
  paid preferred stock dividends and preferred unit distributions totaling $4.0 million,

  •
  funded consolidated capital expenditures of $299.4 million (includes development and other costs of $54.7 million, renovation and expansion costs of $102.0 million, and tenant costs and other operational capital expenditures of $142.7 million),

  •
  funded investments in unconsolidated entities of $15.4 million, and

  •
  funded a property acquisition and acquired an additional controlling interest in a previously unconsolidated entity for $1.18 billion.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to stockholders necessary to maintain our REIT qualification on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operating performance and working capital reserves,

  •
  borrowings on the New Facility,

  •
  additional secured or unsecured debt financing, or

  •
  additional equity raised in the public or private markets.

            We expect to generate positive cash flow from operations in 2011, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants, many of whom are still recovering from the recent economic downturn. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from the New Facility, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt

  Unsecured Debt

            At September 30, 2011, our unsecured debt consisted of $9.6 billion of senior unsecured notes of the Operating Partnership and $1.8 billion outstanding under the Credit Facility. At September 30, 2011, the Credit Facility had a borrowing capacity of $3.9 billion. The Credit Facility had a maturity date of March 31, 2013 and base interest on the Credit Facility was LIBOR plus 210 basis points and included an annual facility fee of 40 basis points on the total borrowing capacity. The Credit Facility also included a money market competitive bid feature, which allowed participating lenders to bid on amounts outstanding at then current market rates of interest.

            On October 5, 2011, we entered into the New Facility, providing an initial borrowing capacity of $4.0 billion, which can be increased to $5.0 billion during its term. The New Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. The base interest rate on the New Facility is LIBOR plus 100 basis points and an additional facility fee of 15 basis points. In addition, the New Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The New Facility also includes a $2.0 billion multi-currency tranche.

            The total outstanding balance of the Credit Facility as of September 30, 2011 was $1.8 billion, and the maximum outstanding balance during the nine months ended September 30, 2011 was $1.8 billion. The September 30, 2011 balance included $290.6 million (U.S. dollar equivalent) of Yen-denominated borrowings. During the nine months ended September 30, 2011, the weighted average outstanding balance on the Credit Facility was approximately $983.4 million. Letters of credit of approximately $36.0 million were outstanding under the Credit Facility as of September 30, 2011.

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

            During the nine months ended September 30, 2011, the Operating Partnership redeemed at par $382.8 million of senior unsecured notes with fixed rates ranging from 5.38% to 8.25%.

  Secured Debt

            Total secured indebtedness was $6.5 billion at September 30, 2011 and $6.6 billion at December 31, 2010. During the nine months ended September 30, 2011, we repaid $281.2 million in mortgage loans with a weighted average interest rate of 6.87% unencumbering five properties.

            In September 2011, we acquired additional controlling interests in King of Prussia. We now consolidate this property and its $160.1 million mortgage as of the acquisition date.

  Covenants

            Our unsecured debt contains financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2011, we are in compliance with all covenants of our unsecured debt.

            At September 30, 2011, we or our subsidiaries are the borrowers under 87 non-recourse mortgage notes secured by mortgages on 87 properties, including 10 separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 44 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contains financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At September 30, 2011, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2011, and December 31, 2010, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of September 30, 2011	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2010	Effective Weighted Average Interest Rate
Fixed Rate	$15,023,452	6.01%	$15,471,545	6.05%
Variable Rate	2,879,509	2.04%	2,002,215	1.93%

	$17,902,961	5.37%	$17,473,760	5.58%

            As of September 30, 2011, we had $486.1 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.52% and a weighted average variable receive rate of 0.58%. As of September 30, 2011, the net effect of these agreements effectively converted $486.1 million of variable rate debt to fixed rate debt.

  Contractual Obligations and Off-Balance Sheet Arrangements

            There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2010 Annual Report on Form 10-K.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2011, for the remainder of 2011 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2011	2012-2013	2014-2016	After 2016	Total
Long-Term Debt(1)	$17,198	$4,815,113	$6,680,817	$6,368,508	$17,881,636
Interest Payments(2)	$233,336	$1,727,538	$1,900,005	$1,800,152	$5,661,031

(1)
Represents principal maturities only and therefore, excludes net premiums of $21,325.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2011.

            In 2011, we entered into secured loans with a developer and operator of commercial real estate as the lender to fund the construction of two retail assets with an aggregate commitment of up to $235.8 million. The loans primarily bear interest at 7.0% and mature in May and July 2013. Each of these loans have two available one-year extensions. At September 30, 2011, the amounts drawn on the loans were $25.4 million.

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2011, the Operating Partnership had guaranteed $31.2 million of joint venture related mortgage or other indebtedness. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

            Acquisitions.    On August 25, 2011, we acquired additional controlling interests of approximately 83.75% in King of Prussia, thereby increasing our ownership interest to 96.1%. The property is subject to a $160.1 million mortgage. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $82.9 million which is included in gain upon acquisition of controlling interest, and on sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

            On July 19, 2011 we acquired a 100% ownership interest in ABQ Uptown, a lifestyle center located in Albuquerque, New Mexico. Also, during the second quarter, we purchased an additional interest in an unconsolidated regional mall.

            Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area. During the nine months ended September 30, 2011, we disposed of one of our other retail properties, our interest in an unconsolidated regional mall, and one consolidated regional mall for a net gain of $2.5 million. Additionally, on June 28, 2011, we sold Prime Outlets — Jeffersonville for $134.0 million, resulting in a net gain of $6.6 million.

Development Activity

            New Domestic Development, Expansions and Renovations.    In August 2011, we began construction on Tanger Outlets — Galveston located in Texas City, Texas. This new center is a joint venture with Tanger Factory Outlets Centers, Inc. in which we have a 50% interest. Our estimated share of the cost of this project is $32.2 million.

            During 2010, we began construction on Merrimack Premium Outlets located in Merrimack, New Hampshire. This new center, which is wholly owned by us, is expected to open in the second quarter of 2012. The estimated cost of this project is $144.0 million, and the carrying amount of the construction in progress as of September 30, 2011 was $79.3 million. Other than these two projects, our share of other 2011 new developments is not significant.

            In addition to new development, we incur costs related to construction for significant renovation and expansion projects at our properties. During 2011, we have reinstituted our redevelopment and expansion initiatives which were previously reduced given the downturn in the economy. Renovation and expansion projects are currently underway at numerous centers, and we expect our share of development costs for 2011 related to renovation or expansion initiatives to be approximately $350.0 million compared to approximately $124.0 million in 2010.

            We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital ranges between 8-12% for all of our new development, expansion and renovation projects.

            International Development Activity.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2011 will be approximately $80.0 million at current FX rates, primarily funded through reinvested joint venture cash flow and construction loans.

            Tosu Premium Outlets Phase III, a 52,000 square foot expansion to the Tosu Premium Outlet located in Fukuoka, Japan, opened on July 14, 2011. Ami Premium Outlets Phase II, a 93,000 square foot expansion to the Ami Premium Outlet located in Ami, Japan, is under construction. The projected net cost of these projects is ¥6.8 billion, of which our share is approximately ¥2.7 billion, or $35.5 million based on Yen:USD exchange rates. During October 2011, two additional expansion projects started construction in Japan: Rinku Phase IV, a 103,000 square foot expansion of Rinku Premium Outlets in Izumisano (Osaka), and Kobe-Sanda Phase III, a 78,000 square foot expansion of Kobe-Sanda Premium Outlets in Kobe (Osaka). We have a 40% interest in each of these projects. The projected net cost of these projects is ¥6.5 billion, of which our share is approximately ¥2.6 billion, or $34.0 million based on Yen:USD exchange rates.

            On March 17, 2011, Paju Premium Outlets, a 328,000 square foot center located in Seoul, South Korea, opened to the public. The net cost of this project was KRW 115.1 billion, of which our share is approximately KRW 57.5 billion, or $52.1 million based on KRW:USD exchange rates.

            Johor Premium Outlets, a 173,000 square foot center located in Johor, Malaysia is under construction. We have a 50% interest in this joint venture. The projected net cost of this project is approximately MYR 153 million, of which our share is approximately MYR 77 million, or $24.1 million based on MYR:USD exchange rates.

            On May 23, 2011, we and our partner, Calloway Real Estate Investment Trust, signed a Letter of Intent to develop a Premium Outlet Center in Canada. The center will be located near Toronto. Construction is expected to start in the spring of 2012.

Dividends

            We paid a common stock dividend of $0.80 per share in the third quarter of 2011. On October 25, 2011, we announced a common stock dividend of $0.90 per share payable on November 30, 2011 to stockholders of record on November 16, 2011. We also announced a special common stock dividend of $0.20 per share payable on December 30, 2011 to stockholders of record on December 16, 2011. We are required to pay a minimum level of dividends to maintain our status as a REIT. Our dividends and the Operating Partnership's limited partner distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Future dividends and distributions of the Operating Partnership will be determined by our Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT.

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

            The following schedule reconciles total FFO to consolidated net income and diluted net income per share to diluted FFO per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands)
Funds from Operations	$606,235	$318,522	$1,759,846	$1,131,742

Increase/(Decrease) in FFO from prior period	90.3%	-32.7%	55.5%	-10.4%

Consolidated Net Income	333,781	280,532	803,969	486,438
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	257,172	239,828	777,489	695,982
Our share of depreciation and amortization from unconsolidated entities	98,601	97,788	286,358	290,517
Gain upon acquisition of controlling interest, and on sale or disposal of assets and interests in unconsolidated entities, net	(78,307)	(294,283)	(92,072)	(320,349)
Net income attributable to noncontrolling interest holders in properties	(1,829)	(2,119)	(5,879)	(7,342)
Noncontrolling interests portion of depreciation and amortization	(1,870)	(1,911)	(6,080)	(5,888)
Preferred distributions and dividends	(1,313)	(1,313)	(3,939)	(7,616)

Funds from Operations	$606,235	$318,522	$1,759,846	$1,131,742

FFO Allocable to Simon Property	502,271	264,919	1,459,313	942,158
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$0.93	$0.79	$2.24	$1.35
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, net of noncontrolling interests portion of depreciation and amortization	1.00	0.95	2.99	2.81
Gain upon acquisition of controlling interest, and on sale or disposal of assets and interests in unconsolidated entities, net	(0.22)	(0.84)	(0.26)	(0.92)
Impact of additional dilutive securities for FFO per share	—	—	—	(0.01)

Diluted FFO per share	$1.71	$0.90	$4.97	$3.23

            During the nine months ended September 30, 2010, FFO includes a $350.7 million loss on extinguishment of debt associated with the two unsecured notes tender offers, reducing FFO per share by $1.00. Also, during the three and nine months ended September 30, 2010, we recorded transaction expenses of $47.6 million and $62.6 million, respectively, reducing FFO per share by $0.14 and $0.18, respectively.

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

            Changes in Internal Control Over Financial Reporting.    During the quarter ended September 30, 2011, we implemented a new financial reporting consolidation software application. The change was made to enhance the efficiency and automation of the consolidation process and related financial reporting and was not the result of any identified deficiencies in the previous consolidation process. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            During the quarter ended September 30, 2011, we issued a total of 200,064 shares of our common stock to limited partners of the Operating Partnership in exchange for an equal number of units in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

            There were no reportable purchases of equity securities during the quarter ended September 30, 2011.

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
10.3*	Certificate of Designation of Series CEO LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 7, 2011).
10.4*	Simon Property Group Series CEO LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed July 7, 2011).
10.5*	Certificate of Designation of Series 2011 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed July 7, 2011).
10.6*	Form of Simon Property Group Series 2011 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed July 7, 2011).
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: November 3, 2011