Form 10-K
period 2011-12-31
SIMON PROPERTY GROUP INC /DE/
filed 2012-02-28
CIK 1063761

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

SIMON PROPERTY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-14469	046-268599
(State or other jurisdiction of incorporation or organization)	(Commission File No. )	(I.R.S. Employer Identification No. )
225 West Washington Street Indianapolis, Indiana 46204 (Address of principal executive offices) (ZIP Code)
(317) 636-1600 (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered

Common stock, $0.0001 par value		New York Stock Exchange
8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 par value		New York Stock Exchange

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
(Do not check if a smaller reporting company)

            Indicate by checkmark whether the Registrant is a shell company (as defined in rule 12-b of the Act). Yes ☐ No ☒

            The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $33,434 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2011.

            As of January 31, 2012, Simon Property Group, Inc. had 297,740,804 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Documents Incorporated By Reference

            Portions of the Registrant's Annual Report to Stockholders are incorporated by reference into Parts I, II and IV; and portions of the Registrant's Proxy Statement in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference in Part III.

 Simon Property Group, Inc. and Subsidiaries
Annual Report on Form 10-K
December 31, 2011

Part I

Item 1.    Business

            Simon Property Group, Inc., or Simon Property, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code. To qualify as a REIT, among other things, a company must distribute at least 90% of its taxable income to its stockholders annually. Taxes are paid by stockholders on ordinary dividends received and any capital gains distributed. Most states also follow this federal treatment and do not require REITs to pay state income tax. Simon Property Group, L.P., or the Operating Partnership, is a majority-owned partnership subsidiary that owns all of our real estate properties and other assets. In this discussion, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership, and its subsidiaries.

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2011, we owned or held an interest in 326 income-producing properties in the United States, which consisted of 151 regional malls, 58 Premium Outlets, 66 community/lifestyle centers, 36 properties in the Mills Portfolio, and 15 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of December 31, 2011, we had an ownership interest in a joint venture which owned 45 shopping centers in Italy. On January 9, 2012, we sold our entire ownership in this venture to our venture partner. Additionally, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia.

            For a description of our operational strategies and developments in our business during 2011, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 2011 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K.

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

  Financing Policies

            Because our REIT qualification requires us to distribute at least 90% of our taxable income, we regularly access the debt markets to raise the funds necessary to finance acquisitions, develop and redevelop properties, and refinance maturing debt. We must comply with the covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined. For example, the Operating Partnership's line of credit and the indentures for the Operating Partnership's debt securities contain covenants that restrict the total amount of debt of the Operating Partnership to 65%, or 60% in relation to certain debt, of total assets, as defined under the related arrangement, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for our equity securities and the debt securities of the Operating Partnership. We strive to maintain investment grade ratings at all times, but we cannot assure you that we will be able to do so in the future.

            If our Board of Directors determines to seek additional capital, we may also raise such capital by offering equity or debt securities, creating joint ventures with existing ownership interests in properties, retaining cash flows or a combination of these methods. If the Board of Directors determines to raise additional equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. The Board of Directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock, which may be convertible into common stock. Existing stockholders have no preemptive right to purchase shares in any subsequent offering of our securities. Any such offering could dilute a stockholder's investment in us.

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

            On October 5, 2011, the Operating Partnership entered into a new unsecured revolving credit facility, or Credit Facility, providing an initial borrowing capacity of $4.0 billion, which can be increased at our option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. The Credit Facility replaced a $3.9 billion unsecured revolving credit facility. We issue debt securities through the Operating Partnership, but we may issue our debt securities which may be convertible into capital stock or be accompanied by warrants to purchase capital stock. We also may sell or securitize our lease receivables. The proceeds from any borrowings or financings may be used for one or more of the following:

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

  •
  issuance of shares of common stock or preferred stock of Simon Property;

  •
  issuance of additional units of limited partnership interest in the Operating Partnership, or units;

  •
  issuance of preferred units of the Operating Partnership;

  •
  issuance of other securities including unsecured notes and mortgage debt; or

  •
  sale or exchange of ownership interests in properties.

            The ability of the Operating Partnership to issue units to transferors of properties or other partnership interests may permit the transferor to defer gain recognition for tax purposes.

            We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties. Additionally, our unsecured credit facility and unsecured note indentures, contain limits on mortgage indebtedness we may incur.

            Typically, we invest in or form special purpose entities to assist us in obtaining permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage interest on the property or properties in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we create special purpose entities to own the properties. These special purpose entities, which are common in the real estate industry, are structured so that they would not be consolidated in a bankruptcy proceeding involving a parent company. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

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

            The sale by the Operating Partnership of any property that it owns may have an adverse tax impact on the Simons and/or other limited partners of the Operating Partnership. In order to avoid any conflict of interest between Simon Property Group and the Simons, our charter requires that at least six of our independent directors must authorize and require the Operating Partnership to sell any property it owns. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by Herbert Simon and David Simon contain covenants limiting their ability to participate in certain shopping center activities in North America.

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with our qualification as a REIT; unless the Board of Directors determines that it is no longer in our best interests to so qualify as a REIT. The Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer shares of our capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. We may issue shares of our common stock, or cash at our option, to holders of units in future periods upon exercise of such holders' rights under the Operating Partnership agreement. Our policy prohibits us from making any loans to our directors or executive officers for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans for real estate properties owned by others.

Competition

            The retail industry is dynamic and competitive. We compete with numerous merchandise distribution channels including regional malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. We also compete with internet retailing sites and catalogs which provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers including:

  •
  the quality, location and diversity of our properties;

  •
  our management and operational expertise;

  •
  our extensive experience and relationships with retailers and lenders; and

  •
  our mall marketing initiatives and consumer focused strategic corporate alliances.

Certain Activities

            During the past three years, we have:

  •
  issued 2,698,546 shares of common stock upon the exchange of units of limited partnership interest of the Operating Partnership;

  •
  issued 487,838 restricted shares of common stock and 1,133,673 long-term incentive performance units, or LTIP units, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, or the 1998 Plan;

  •
  issued 608,284 shares of common stock upon exercise of stock options under the 1998 Plan, net of 76,969 shares used to fund withholding tax;

  •
  issued 6,670,589 shares of common stock upon the conversion of 7,871,276 shares of Series I 6% Convertible Perpetual Preferred Stock, or Series I preferred stock;

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

  •
  issued 500,891 shares of Series I preferred stock upon the exchange of Series I 6% Convertible Perpetual Preferred Units, or Series I preferred units;

  •
  retired 61,584 shares of common stock;

  •
  issued 6,857 shares of common stock held in treasury;

  •
  entered into a new Credit Facility on October 5, 2011 which provides an initial borrowing capacity of $4.0 billion and can be increased at our option to $5.0 billion during its term;

  •
  borrowed a maximum amount of $1.8 billion under the Credit Facility and the predecessor facility; the outstanding amount of borrowings under the Credit Facility as of December 31, 2011 was $952.7 million, of which $287.7 million was related to U.S. dollar equivalent of Yen-denominated borrowings;

  •
  provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders;

  •
  not made loans to other entities or persons, including our officers and directors, other than to certain joint venture properties and certain loans for real estate properties owned by others;

  •
  not invested in the securities of other issuers for the purpose of exercising control, other than the Operating Partnership, certain wholly-owned subsidiaries and to acquire indirect interests in real estate;

  •
  not underwritten securities of other issuers; and

  •
  not engaged in the purchase and sale or turnover of investments for the purpose of trading.

Employees

            At December 31, 2011, we and our affiliates employed approximately 5,500 persons at various properties and offices throughout the United States, of which approximately 2,200 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana and 100 were located at our Premium Outlets offices in Roseland, New Jersey.

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

Executive Officers of the Registrant

            The following table sets forth certain information with respect to our executive officers as of December 31, 2011.

Name	Age	Position
David Simon	50	Chairman and Chief Executive Officer
Richard S. Sokolov	62	President and Chief Operating Officer
David J. Contis	53	Senior Executive Vice President — President Simon Malls
Stephen E. Sterrett	56	Senior Executive Vice President and Chief Financial Officer
John Rulli	55	Senior Executive Vice President and Chief Administrative Officer
Gary L. Lewis	53	Senior Executive Vice President and President of Leasing
James M. Barkley	60	General Counsel; Secretary
Andrew A. Juster	59	Executive Vice President and Treasurer
Steve Fivel	51	Assistant General Counsel and Assistant Secretary
Steven K. Broadwater	45	Senior Vice President and Chief Accounting Officer

            The executive officers of Simon Property serve at the pleasure of the Board of Directors. For biographical information of David Simon, Richard S. Sokolov, Stephen E. Sterrett, James M. Barkley and John Rulli, see Item 10 of this report.

            Mr. Lewis is the Senior Executive Vice President and President of Leasing of Simon Property. Mr. Lewis joined Melvin Simon & Associates, Inc., or MSA, in 1986 and held various positions with MSA and Simon Property prior to becoming Senior Executive Vice President and President of Leasing. In 2002 he was appointed to Executive Vice President of Leasing and in 2007 he became Senior Executive Vice President and President of Leasing.

            Mr. Contis is the Senior Executive Vice President and President of Simon Malls. Mr. Contis joined Simon Property in 2011. Mr. Contis has over 30 years of domestic and international real estate experience including 20 years overseeing both public and private mall portfolios.

            Mr. Juster serves as Simon Property's Executive Vice President and Treasurer. He joined MSA in 1989 and held various financial positions with MSA until 1993 and thereafter has held various positions with Simon Property. Mr. Juster became Treasurer in 2001 and was promoted to Executive Vice President in 2008.

            Mr. Fivel serves as Simon Property's Assistant General Counsel and Assistant Secretary. Prior to rejoining Simon in 2011, Mr. Fivel served in a similar capacity with a large public registrant. Mr. Fivel was previously with Simon Property from 1993 to 1997.

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

            As of December 31, 2011, our consolidated mortgages and other indebtedness, excluding the related premium and discount, totaled $18.4 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from this is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

  Disruption in the credit markets or downgrades in our credit ratings may adversely affect our ability to access external financings for our growth and ongoing debt service requirements.

            We depend on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit rating, the willingness of banks to lend to us and conditions in the capital markets. We cannot assure you that we will be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing available to us will be on acceptable terms.

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

            We selectively manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful.

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

Factors Affecting Real Estate Investments and Operations

  We face risks associated with the acquisition, development, redevelopment and expansion of properties.

            We regularly acquire and develop new properties and expand and redevelop existing properties, and these activities are subject to various risks. We may not be successful in pursuing acquisition, development or redevelopment/

expansion opportunities. In addition, newly acquired, developed or redeveloped/expanded properties may not perform as well as expected. We are subject to other risks in connection with any acquisition, development and redevelopment/expansion activities, including the following:

  •
  construction costs of a project may be higher than projected, potentially making the project unfeasible or unprofitable;

  •
  we may not be able to obtain financing or to refinance loans on favorable terms, if at all;

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

            Our concentration in the retail real estate market means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions, increasing use of the internet by retailers and consumers, consumer confidence, casualties and other natural disasters, and the potential for terrorist activities. The economy and consumer spending appear to be recovering from the effects of the recent recession. We derive our cash flow from operations primarily from retail tenants, many of whom have been and continue to be under some degree of economic stress. A significant deterioration in our cash flow from operations could require us to curtail planned capital expenditures or seek alternative sources of financing.

  We may not be able to lease newly developed properties and renew leases and relet space at existing properties.

            We may not be able to lease new properties to an appropriate mix of tenants or for rents that are consistent with our projections. Also, when leases for our existing properties expire, the premises may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. To the extent that our leasing plans are not achieved, our cash generated before debt repayments and capital expenditures could be adversely affected. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other assets could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

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

            Bankruptcy filings by retailers occur regularly in the course of our operations. We continually seek to re-lease vacant spaces caused by tenant bankruptcies. However, our efforts to release the vacated space may not be successful. Additionally, the bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

Risks Relating to Joint Venture Properties

  We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.

            As of December 31, 2011, we owned interests in 164 income-producing properties with other parties. Of those, 20 properties are included in our consolidated financial statements. We account for the other 144 properties under the equity method of accounting, which we refer to as joint venture properties. We serve as general partner or property manager for 85 of these 144 properties; however, certain major decisions, such as approving the operating budget and selling, refinancing and redeveloping the properties require the consent of the other owners. Of the properties for which we do not serve as general partner or property manager, 57 are in our international joint ventures. The other owners also have other participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

  The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property. As of December 31, 2011, the Operating Partnership has loan guarantees to support $30.2 million of our total $6.5 billion share of joint venture mortgage and other indebtedness. A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit.

Other Factors Affecting Our Business

  Our Common Area Maintenance (CAM) contributions may not allow us to recover the majority of our operating expenses from tenants.

            CAM costs typically include allocable energy costs, repairs, maintenance and capital improvements to common areas, janitorial services, administrative, property and liability insurance costs, and security costs. We have leases with variable CAM provisions that adjust to reflect inflationary increases. We have converted a substantial portion of our leases to a fixed payment methodology which fixes our tenants' CAM contributions and should in turn reduce the volatility of and limitations on the recoveries we collect from our tenants for the reimbursement of our property operating expenses. However, with respect to both variable and fixed payment methodologies, the amount of CAM charges we bill to our tenants may not allow us to recover all of these operating costs.

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

            As of December 31, 2011, we held interests in joint venture properties that operate in Italy (our interests in which were sold in January 2012), Japan, South Korea, Mexico, and Malaysia. We also hold a minority investment in two U.K. real estate companies. We may pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

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

            Although our international activities currently are a relatively small portion of our business (international properties represented approximately 5.4% of the gross leasable area of all of our properties at December 31, 2011), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

  Some of our potential losses may not be covered by insurance.

            We maintain insurance coverage with third party carriers who provide a portion of the coverage for specific layers of potential losses including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third party carriers is either insured through our wholly-owned captive insurance companies, Rosewood Indemnity, Ltd. and Bridgewood Insurance Company, Ltd., or other financial arrangements controlled by us. The third party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through our captive insurance entities also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

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

            If we fail to comply with those provisions, we may be subject to monetary penalties or to possible disqualification as a REIT. If such events occurs, and if available relief provisions do not apply:

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

Item 1B.    Unresolved Staff Comments

            None.

Item 2.    Properties

  United States Properties

            Our U.S. properties primarily consist of regional malls, Premium Outlets, The Mills, community/lifestyle centers, and other properties. These properties contain an aggregate of approximately 242.2 million square feet of gross leasable area, or GLA, of which we own approximately 153.9 million square feet. A total estimated retail sale at the properties in 2011 was approximately $65 billion.

            Regional malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 151 regional malls are generally enclosed centers and range in size from approximately 400,000 to 2.4 million square feet of GLA. Our regional malls contain in the aggregate more than 17,500 occupied stores, including approximately 692 anchors, which are predominately national retailers. For comparative purposes, we separate the information in this section on the 16 regional malls in the Mills portfolio from the information on our other regional malls.

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

            The Mills generally range in size from 1.0 million to 2.2 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, and big box retailers and entertainment uses. The Mills regional malls typically range in size from 800,000 to 1.3 million square feet of GLA and contain a wide variety of national retailers.

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

            We also have interests in 15 other shopping centers or outlet centers. These properties range in size from approximately 85,000 to 700,000 square feet of GLA, are considered non-core to our business model, and in total represent less than 1% of our total operating income before depreciation and amortization.

            As of December 31, 2011, approximately 94.8% of the owned GLA in regional malls and Premium Outlets and the retail space of the other properties was leased, approximately 95.0% of the owned GLA for The Mills and 88.6% of owned GLA for the Mills regional malls was leased, and approximately 93.4% of owned GLA in the community/lifestyle centers was leased.

            We hold a 100% interest in 219 of our properties, effectively control 20 properties in which we have a joint venture interest, and hold the remaining 87 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 324 properties. Substantially all of our joint venture properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

            The following property table summarizes certain data for our regional malls and Premium Outlets, The Mills, the Mills regional malls and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2011.

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
	Regional Malls
1.	Anderson Mall	SC	Anderson	Fee	100.0%		Built 1972	82.3%	671,803		Belk, JCPenney, Sears, Dillard's, Books-A-Million
2.	Apple Blossom Mall	VA	Winchester	Fee	49.1	%(4)	Acquired 1999	89.6%	439,927		Belk, JCPenney, Sears, Eastwynn Theatres
3.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	99.5%	440,198	(16)	Marshalls, Sports Authority (6)
4.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1	%(4)	Acquired 1999	67.3%	205,981
5.	Auburn Mall	MA	Auburn	Fee	56.4	%(4)	Acquired 1999	100.0%	587,990		Macy's, Macy's Home Store, Sears
6.	Aventura Mall(1)	FL	Miami Beach (Miami)	Fee	33.3	%(4)	Built 1983	96.0%	2,098,448		Bloomingdale's, Macy's, Macy's Men's & Home Furniture, JCPenney, Sears, Nordstrom, Equinox Fitness Clubs, AMC Theatre
7.	Avenues, The	FL	Jacksonville	Fee	25.0	%(4)(2)	Built 1990	92.7%	1,116,575		Belk, Dillard's, JCPenney, Sears, Forever 21
8.	Bangor Mall	ME	Bangor	Fee	67.1	%(15)	Acquired 2003	94.4%	651,424		Macy's, JCPenney, Sears, Dick's Sporting Goods
9.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	99.3%	1,429,264		Nordstrom, Macy's, Dillard's Women's & Home, Dillard's Men's & Children's, JCPenney, Sears, AMC Theatre
10.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	98.1%	1,199,071		Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, MC Sports
11.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	92.7%	710,622		Younkers, Younkers Home Furniture Gallery, Kohl's, ShopKo, Marcus Cinema 16
12.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	95.6%	684,582		Macy's, Sears, Barnes & Noble, Bed Bath & Beyond, Best Buy, Safeway
13.	Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%		Built 1985	82.9%	1,101,464		Macy's, Dillard's Men's & Home, JCPenney, Sears, Cinemark Theatres, (8)
14.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	97.2%	1,320,565		Nordstrom, Macy's, JCPenney, Sears, Macy's Men's Children & Home
15.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	99.5%	627,793		Dillard's, JCPenney, Sears
16.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	98.1%	760,234		Macy's, JCPenney, Barnes & Noble, Mega Movies
17.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	95.7%	1,317,283		Macy's, Lord & Taylor, Sears, Nordstrom, Crate & Barrel
18.	Cape Cod Mall	MA	Hyannis	Ground Leases (2029-2073)(7)	56.4	%(4)	Acquired 1999	94.6%	721,623		Macy's, Macy's Men's and Home, Sears, Best Buy, Marshalls, Barnes & Noble, Regal Cinema
19.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	92.4%	1,383,194		Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, AMC Theatres, (8)
20.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	95.9%	576,889		Belk, JCPenney, Sears
21.	Chautauqua Mall	NY	Lakewood	Fee	100.0%		Built 1971	86.4%	423,337		Sears, JCPenney, Bon Ton, Office Max, Dipson Cinema
22.	Chesapeake Square	VA	Chesapeake (Virginia Beach)	Fee and Ground Lease (2062)	75.0	%(12)	Built 1989	85.7%	760,093		Macy's, JCPenney, Sears, Target, Burlington Coat Factory, Cinemark XD12
23.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2022)(7)	100.0%		Built 1974	100.0%	1,241,535		Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, Cinemark Theatres

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
24.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7	%(4)(2)	Built 1995	97.3%	764,021	(16)	Carson's, United Artists Theatre, (8)
25.	Coconut Point	FL	Estero	Fee	50.0	%(4)	Built 2006	93.2%	1,204,876		Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, PetsMart, Ross Dress for Less, Cost Plus World Market, T.J. Maxx, Hollywood Theatres, Super Target
26.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0	%(4)	Acquired 2005	78.6%	839,098		Macy's, JCPenney, Whole Foods, (8)
27.	College Mall	IN	Bloomington	Fee and Ground Lease (2048)(7)	100.0%		Built 1965	93.2%	635,904		Macy's, Sears, Target, Dick's Sporting Goods, Bed Bath & Beyond
28.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	98.9%	769,782		Macy's, Macy's Men's & Children's, JCPenney, Sears, Barnes & Noble, Regal Cinema
29.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	98.1%	1,241,959	(16)	Neiman Marcus, Barneys New York
30.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	97.6%	941,156		Macy's Men's, Children's & Home, Macy's Women's, JCPenney, Sears, Kohl's
31.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	99.4%	857,818		Dillard's Men's, Dillard's Women's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross Dress for Less, Dick's Sporting Goods (21)
32.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	96.0%	1,041,845		Macy's, Dillard's, JCPenney, Sears, Regal Cinema, (11)
33.	Crystal Mall	CT	Waterford	Fee	78.2	%(4)	Acquired 1998	89.6%	783,436		Macy's, JCPenney, Sears, Bed Bath & Beyond, Christmas Tree Shops
34.	Dadeland Mall	FL	Miami	Fee	50.0	%(4)	Acquired 1997	96.3%	1,487,965		Saks Fifth Avenue, Nordstrom, Macy's, Macy's Children's & Home, JCPenney
35.	DeSoto Square	FL	Bradenton	Fee	100.0%		Built 1973	80.4%	677,874		Macy's, JCPenney, Sears, (8)
36.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	86.8%	1,192,560	(16)	Neiman Marcus, Macy's, Dick's Sporting Goods, IPIC Theaters, Dillard's, (8)
37.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	94.5%	1,053,739		Dillard's, Macy's Men's, Children's & Home, Macy's Women's, JCPenney, Sears, Books-A-Million
38.	Emerald Square	MA	North Attleboro (Providence—RI)	Fee	56.4	%(4)	Acquired 1999	91.6%	1,022,727		Macy's, Macy's Men's & Home Store, JCPenney, Sears
39.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033)(7)	100.0%		Acquired 1998	89.5%	1,071,140		Macy's, Younkers, JCPenney, Sears, Gordmans, Hy-Vee
40.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	%(4)	Built 1989	99.9%	990,074	(16)	Nordstrom, Macy's
41.	Fashion Mall at Keystone, The	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	95.4%	682,498		Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema
42.	Fashion Valley	CA	San Diego	Fee	50.0	%(4)	Acquired 2001	97.0%	1,727,881		Forever 21, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres
43.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	87.5%	1,000,116	(16)	Dillard's, Macy's, Barnes & Noble, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods, Ethan Allen, (8)
44.	Florida Mall, The	FL	Orlando	Fee	50.0	%(4)	Built 1986	98.7%	1,777,036		Saks Fifth Avenue, Nordstrom, Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21
45.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	91.1%	500,174		JCPenney, Kohl's, Younkers, Sears, Cinema I & II
46.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	97.9%	669,355

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
47.	Houston Galleria	TX	Houston	Fee	50.4	%(4)	Acquired 2002	93.5%	2,235,675		Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's (2 locations), Galleria Tennis/Athletic Club, (8)
48.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	90.0%	1,236,947		Dillard's Men's, Dillard's Women's, Macy's, JCPenney, Sears, AMC Theatres, Barnes & Noble
49.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2019)(7)	56.4	%(4)	Acquired 1999	90.1%	429,819	(16)	T.J. Maxx 'N More, Best Buy, DSW, Big Lots
50.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	99.3%	1,277,190		Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, Regal Cinema
51.	Gulf View Square	FL	Port Richey (Tampa)	Fee	100.0%		Built 1980	86.9%	753,534		Macy's, Dillard's, JCPenney, Sears, Best Buy, T.J. Maxx
52.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017)(7)	100.0%		Acquired 1998	96.4%	1,230,553		Macy's, Dillard's, JCPenney, Sears, Belk
53.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	98.9%	866,984		Dillard's, Macy's, Sears
54.	Indian River Mall	FL	Vero Beach	Fee	50.0	%(4)	Built 1996	87.5%	736,658		Dillard's, Macy's, JCPenney, Sears, AMC Theatres
55.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	95.9%	1,125,622		Dillard's, Dillard's Home Store, Macy's, JCPenney, Sears, Bealls
56.	Irving Mall	TX	Irving (Dallas)	Fee	100.0%		Built 1971	82.2%	1,053,132		Macy's, Dillard's Clearance Center, Sears, Burlington Coat Factory, La Vida Fashion and Home Décor, AMC Theatres, (8)
57.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	91.6%	549,798		Macy's, Sears, (8)
58.	King of Prussia—The Court & The Plaza	PA	King of Prussia (Philadelphia)	Fee	96.1%		Acquired 2003	92.1%	2,391,105	(16)	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's, JCPenney, Sears, Crate & Barrel
59.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	82.4%	964,013	(16)	JCPenney, Belk, Sears, The Rush Fitness Center, Regal Cinema
60.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040)(7)	100.0%		Built 1976	96.9%	1,214,876		Macy's, Macy's Home Store, Dillard's, JCPenney, Sears, Joe Brand
61.	Laguna Hills Mall	CA	Laguna Hills (Los Angeles)	Fee	100.0%		Acquired 1997	86.1%	846,702		Macy's, JCPenney, Sears, Nordstrom Rack, Total Woman Gym & Spa, (8)
62.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	95.9%	1,097,526		Dillard's Women's, Dillard's Men's and Children's, Macy's, JCPenney, Sears, Regal Cinema
63.	Lehigh Valley Mall	PA	Whitehall	Fee	38.0	%(4)(15)	Acquired 2003	97.3%	1,169,164	(16)	Macy's, JCPenney, Boscov's, Barnes & Noble, hhgregg, Babies R Us
64.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	97.0%	1,555,780		Neiman Marcus, Bloomingdale's, Macy's
65.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	%(4)	Acquired 1999	92.5%	856,701		Marshalls, The Sports Authority, Target, Kohl's, Best Buy, Staples, AC Moore, AMC Theatres, Nordstrom Rack, Off Broadway Shoes, (8)

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
66.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	92.9%	741,544		Macy's, JCPenney, Elder-Beerman, Sears, MC Sporting Goods
67.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	96.5%	421,360		Kohl's, Carson Pirie Scott
68.	Lindale Mall	IA	Cedar Rapids	Fee	100.0%		Acquired 1998	98.2%	691,845		Von Maur, Sears, Younkers
69.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	94.7%	984,735		Macy's, Lord & Taylor, Sears, Barnes & Noble
70.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	93.9%	638,337		Dillard's, JCPenney, Sears, Bealls
71.	Mall at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Lease (2038)(9)	94.4%		Acquired 2002	90.4%	471,474		Bloomingdale's, Bloomingdale's Home Furnishing and Men's Store
72.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	%(4)	Acquired 1999	98.1%	1,019,955		JCPenney, Sears, Macy's, Lord & Taylor (6)
73.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	96.2%	1,829,263		Nordstrom, Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Regal Cinema, (8)
74.	Mall of New Hampshire, The	NH	Manchester	Fee	56.4	%(4)	Acquired 1999	96.8%	811,136		Macy's, JCPenney, Sears, Best Buy, A.C. Moore
75.	Maplewood Mall	MN	St. Paul (Minneapolis)	Fee	100.0%		Acquired 2002	95.7%	927,062		Macy's, JCPenney, Sears, Kohl's, Barnes & Noble
76.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	98.7%	415,889		Sears, Target, MC Sporting Goods, Carson's
77.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	94.5%	727,467		Dillard's, JCPenney, Sears, Regal Cinema (6)
78.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	90.8%	666,345		Macy's, Dillard's Men's, Children's & Home, Dillard's Women's, JCPenney, Dick's Sporting Goods, (8)
79.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	97.8%	1,322,325	(16)	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theater, WOW! Work Out World, Fortunoff Backyard Store
80.	Mesa Mall	CO	Grand Junction	Fee	100.0%		Acquired 1998	79.9%	880,761		Sears, Herberger's, JCPenney, Target, Cabela's, Sports Authority, Jo-Ann Fabrics
81.	Miami International Mall	FL	Miami	Fee	47.8	%(4)	Built 1982	99.0%	1,071,825		Macy's Men's & Home, Macy's Women's & Children's, JCPenney, Sears, Kohl's
82.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	96.1%	615,588		Dillard's, Dillard's Men's & Junior's, JCPenney, Sears, Bealls, Ross Dress for Less
83.	Miller Hill Mall	MN	Duluth	Ground Lease (2013)	100.0%		Built 1973	94.2%	801,250		JCPenney, Sears, Younkers, Barnes & Noble, DSW
84.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	60.0	%(15)	Acquired 2003	89.0%	1,154,025		Macy's, JCPenney, Sears, Dick's Sporting Goods, Wegman's (21)
85.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	96.1%	635,645		Macy's, JCPenney, Sears, Carson's

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
86.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	98.2%	1,670,801		Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
87.	Northfield Square Mall	IL	Bourbonnais	Fee	31.6	%(12)	Built 1990	88.1%	530,462		Carson Pirie Scott Women's, Carson Pirie Scott Men's, Children's & Home, JCPenney, Sears, Cinemark Movies 10
88.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	97.5%	1,057,869		Nordstrom, Macy's, JCPenney, Barnes & Noble, Bed Bath & Beyond, DSW, (8)
89.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	88.9%	962,073		Macy's, JCPenney, Sears, Kohl's
90.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	%(4)	Acquired 1999	94.0%	1,568,909	(16)	JCPenney, Sears, Nordstrom, Macy's Men's & Furniture, Macys, Barnes & Noble, Toys 'R Us, Shaw's Grocery, The Container Store (6), (8)
91.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	94.7%	693,801		Macy's, JCPenney, Sears
92.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	93.2%	849,451	(16)	Dillard's, Dillard's Men's, Macy's
93.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	92.9%	890,651		Macy's, Boscov's, JCPenney, Sears
94.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	97.9%	958,758		Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods, AMC Theatres
95.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	98.9%	1,208,528		Macy's, Carson Pirie Scott, JCPenney, Sears
96.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	64.9	%(15)	Acquired 2003	91.8%	1,333,892	(16)	Macy's, JCPenney, Sears, United Artists Theatre, (8)
97.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	95.7%	553,661		Macy's, JCPenney, Sears, Belk
98.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	95.7%	1,050,848		Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Dickinson Theatre
99.	Pheasant Lane Mall	NH	Nashua	—	0.0	%(14)	Acquired 2002	97.5%	972,249		JCPenney, Sears, Target, Macy's, Dick's Sporting Goods
100.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	97.2%	800,932		Saks Fifth Avenue, Nordstrom, Belk, AMC Theatres, Arhaus Furniture, Legoland Discovery Center (6)
101.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	93.7%	1,114,573	(16)	JCPenney, Sears, Tiendas Capri, Econo, Best Buy, T.J. Maxx
102.	Port Charlotte Town Center	FL	Port Charlotte	Fee	80.0	%(12)	Built 1989	87.3%	766,049		Dillard's, Macy's, JCPenney, Bealls, Sears, DSW, Regal Cinema
103.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025)(7)	100.0%		Built 1972	96.1%	800,464		Dillard's, JCPenney, Sears, Cinemark Theatres, Kohl's
104.	Quaker Bridge Mall	NJ	Lawrenceville (Philadelphia)	Fee	50.0	%(4)	Acquired 2003	92.3%	1,093,347		Macy's, Lord & Taylor, JCPenney, Sears
105.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	91.6%	1,012,231		Macy's, JCPenney, Sears, Regal Cinema
106.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	92.6%	1,287,804	(16)	Macy's, Carson Pirie Scott, JCPenney, Sears
107.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	96.6%	1,247,705		Macy's, Lord & Taylor, JCPenney, Sears
108.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	88.6%	882,409	(16)	Dillard's, Macy's, JCPenney, Sears
109.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090)(7)	100.0%		Acquired 1998	98.1%	2,242,800	(16)	Bloomingdale's, Bloomingdale's Furniture Gallery, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Loews Theatre, XSport Fitness
110.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	96.5%	1,238,997		JCPenney, Sears, Nordstrom, L.L. Bean, Macy's, Crate & Barrel

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
111.	Rushmore Mall	SD	Rapid City	Fee	100.0%		Acquired 1998	84.7%	831,625		JCPenney, Herberger's, Sears, Carmike Cinemas, Hobby Lobby, Toys R Us
112.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	94.8%	693,075		Macy's, Sears, Forever 21
113.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0	%(4)(2)	Built 1995	86.8%	1,108,012		Macy's, Dillard's, JCPenney, Sears, United Artists Theatre, Dick's Sporting Goods (6), (8)
114.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	100.0%		Built 1979	96.5%	1,152,880		Nordstrom, Macy's Women's, Macy's Men's and Furniture, Forever 21
115.	Shops at Sunset Place, The	FL	S. Miami	Fee	37.5	%(4)(2)	Built 1999	91.7%	514,295		NikeTown, Barnes & Noble, Gametime, Z Gallerie, LA Fitness, AMC Theatres, Splitsville, Casaideas
116.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	%(4)(2)	Acquired 1995	95.6%	1,287,264		Macy's, Macy's Furniture Gallery, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble
117.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	56.4	%(4)	Acquired 1999	98.3%	884,948		Macy's, JCPenney, Sears, Regal Cinema
118.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	96.9%	1,141,924	(16)	Macy's, Sears, Barnes & Noble, Carmike Cinemas, Dick's Sporting Goods (6), Target (21)
119.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	93.2%	1,588,381		Macy's, Lord & Taylor, Sears, Nordstrom, Target, (8)
120.	Southern Hills Mall	IA	Sioux City	Fee	100.0%		Acquired 1998	86.2%	790,476		Younkers, JCPenney, Sears, Scheel's Sporting Goods, Barnes & Noble, Carmike Cinemas, Hy-Vee, Toys R Us, Petco
121.	Southern Park Mall	OH	Youngstown	Fee	100.0%		Built 1970	86.7%	1,194,989		Macy's, Dillard's, JCPenney, Sears, Cinemark Theatres
122.	SouthPark	NC	Charlotte	Fee & Ground Lease (2040)(10)	100.0%		Acquired 2002	97.1%	1,621,204		Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store
123.	Springfield Mall(1)	PA	Springfield (Philadelphia)	Fee	38.0	%(4)(15)	Acquired 2005	81.4%	609,522		Macy's, Target
124.	Square One Mall	MA	Saugus (Boston)	Fee	56.4	%(4)	Acquired 1999	93.8%	928,667		Macy's, Sears, Best Buy, T.J. Maxx N More, Dick's Sporting Goods, Work Out World (6), (8)
125.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	92.5%	980,060		Macy's, Macy's Home Store, JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres
126.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	%(4)	Built 2005	98.4%	1,235,053		Dillard's, Target, Ashley Furniture Home Store, Barnes & Noble, Dick's Sporting Goods, Ross Dress for Less, Staples, DSW, JoAnn Fabrics, PetsMart
127.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquired 2003	98.2%	1,373,797	(16)	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Macy's Men's Store, Crate and Barrel
128.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	97.4%	768,517		Dillard's Women's & Children's, Dillard's Men's & Home, Macy's
129.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	92.5%	921,526		Macy's, Dillard's Women's & Children's, Dillard's Men's & Home, Sears, Forever 21, (8)
130.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	94.4%	1,374,189		Nordstrom, Macy's, JCPenney, Sears, David's Bridal, Forever 21
131.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	96.0%	862,821		Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, hhgregg
132.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	89.9%	1,082,466		Macy's, Dillard's, JCPenney, Sears, Century Theatres

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
133.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	97.4%	1,752,836		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel
134.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	75.0%		Acquired 1998	96.5%	1,281,560		Belk, Macy's, JCPenney, Sears, Macy's Men's & Furniture
135.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	96.5%	1,125,814		Dillard's, Von Maur, JCPenney, Sears
136.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	90.1%	941,623		Dillard's Women's & Home, Dillard's Men's & Children's, JCPenney, Sears, Dick's Sporting Goods, The Movie Machine
137.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	92.3%	874,846		Macy's, Dillard's, JCPenney, Sears, hhgregg, Regal Cinema
138.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	86.7%	1,095,333		Macy's, Dillard's, JCPenney, Sears, (8)
139.	University Park Mall	IN	Mishawaka (South Bend)	Fee	100.0%		Built 1979	95.2%	922,685		Macy's, JCPenney, Sears, Barnes & Noble
140.	Upper Valley Mall	OH	Springfield	Fee	100.0%		Built 1971	89.2%	739,525		Macy's, JCPenney, Sears, Elder-Beerman, MC Sporting Goods, Chakeres Theatres
141.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	73.9%	650,739		Dillard's, JCPenney, Sears, Big Lots, Forever 21
142.	Virginia Center Commons	VA	Glen Allen	Fee	100.0%		Built 1991	68.1%	784,843		Macy's, JCPenney, Sears, Burlington Coat Factory
143.	Walt Whitman Shops	NY	Huntington Station (New York)	Ground Lease (2032)	100.0%		Acquired 1998	97.0%	1,027,773		Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's
144.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	86.6%	970,461	(16)	Sears, Target, Dick's Sporting Goods, Burlington Coat Factory, Kerasotes Theatres, (11)
145.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	90.3%	991,827		Macy's, Dillard's, JCPenney, Sears, Burlington Coat Factory
146.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	%(4)	Acquired 1991	100.0%	1,336,464		Belk Women's, Dillard's, JCPenney, Belk Men's, Home and Kid's, Sears, Regal Cinema
147.	Westchester, The	NY	White Plains (New York)	Fee	40.0	%(4)	Acquired 1997	96.7%	826,463	(16)	Neiman Marcus, Nordstrom
148.	Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	85.3%	1,183,828		Macy's, JCPenney, Sears, Target, DSW
149.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	85.1%	927,302	(16)	Macy's, Bergner's, Sears, Dick's Sporting Goods, (8)
150.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	97.3%	1,152,267		Macy's, Dillard's, JCPenney, Sears, Malco Theatres
151.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	97.8%	1,090,258		Macy's, Dillard's, JCPenney, Sears

Total Regional Mall GLA									151,233,941

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%	Acquired 2004	92.8%	429,557	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kenneth Cole, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%	Acquired 2004	98.6%	441,740	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Michael Kors, Lacoste, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%	Acquired 2004	95.4%	300,281	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger
4.	Birch Run Premium Outlets	MI	Birch Run	Fee	100.0%	Acquired 2010	91.6%	678,728	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Guess, J.Crew, Lacoste, Nike, The North Face, Polo Ralph Lauren, Tommy Hilfiger
5.	Calhoun Premium Outlets	GA	Calhoun	Fee	100.0%	Acquired 2010	93.9%	254,005	Ann Taylor, Carter's, Coach, Gap Outlet, Gymboree, Jones New York, Nike, Polo Ralph Lauren, Tommy Hilfiger
6.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%	Acquired 2004	100.0%	674,015	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Giorgio Armani, Hugo Boss, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger, Tory Burch
7.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%	Acquired 2004	100.0%	288,307	Adidas, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Cole Haan, Gap Outlet, Guess, Kenneth Cole, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tommy Hilfiger
8.	Carolina Premium Outlets	NC	Smithfield	Ground Lease (2029)	100.0%	Acquired 2004	99.5%	438,998	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, J.Crew, Levi's, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%	Built 2004	99.7%	437,359	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Elie Tahari, Gap Outlet, Giorgio Armani, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Sony, Theory
10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%	Built 2009	99.5%	398,803	Adidas, Banana Republic, Brooks Brothers, Coach, Cole Haan, Gap Outlet, HanesBrands, J.Crew, Kenneth Cole, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, The North Face
11.	Clinton Crossing Premium Outlets	CT	Clinton	Fee	100.0%	Acquired 2004	98.4%	276,166	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger
12.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland)	Fee	100.0%	Acquired 2004	91.4%	163,708	Adidas, Calvin Klein, Carter's, Eddie Bauer, Gap Outlet, Guess, Gymboree, Levi's, Samsonite, Tommy Hilfiger

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
13.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%	Acquired 2004	99.9%	501,686	Burberry, Coach, Dior, Elie Tahari, Giorgio Armani, Gucci, Lacoste, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tory Burch, True Religion, Yves Saint Laurent, Zegna
14.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	100.0%	377,694	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Coldwater Creek, Columbia Sportswear, DKNY, Gap Outlet, J.Crew, Levi's, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger
15.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%	Acquired 2010	99.6%	476,651	Banana Republic, Calvin Klein, Coach, J.Crew, Kate Spade New York, Kenneth Cole, Lacoste, Lucky Brand, Michael Kors, Movado, Nike, Saks Fifth Avenue Off 5th
16.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	95.8%	297,969	BCBG Max Azria, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Nautica, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
17.	Gaffney Premium Outlets	SC	Gaffney	Fee	100.0%	Acquired 2010	90.8%	359,658	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, J.Crew, Juicy Couture, Nautica, Nike, Polo Ralph Lauren
18.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	96.4%	577,856	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Elie Tahari, J.Crew, Hugo Boss, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger, True Religion
19.	Grove City Premium Outlets	PA	Grove City	Fee	100.0%	Acquired 2010	98.3%	531,772	American Eagle, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Nike, Polo Ralph Lauren, Under Armour
20.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2034)	100.0%	Acquired 2010	92.3%	299,780	Ann Taylor, Banana Republic, BCBG Max Azria, Coach, Gap Outlet, J.Crew, Jones New York, Nautica, Nike, Polo Ralph Lauren, Talbots, Timberland, Tommy Hilfiger, Under Armour
21.	Hagerstown Premium Outlets	MD	Hagerstown	Fee	100.0%	Acquired 2010	95.6%	485,158	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Kate Spade New York, Lee Jeans, Nike, Tommy Hilfiger, Under Armour
22.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%	Built 2008	99.5%	541,577	Ann Taylor, A/X Armani Exchange, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, J.Crew, Juicy Couture, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue off 5th, Tommy Hilfiger, Tory Burch
23.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%	Acquired 2004	100.0%	285,680	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Under Armour
24.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%	Built 2008	99.8%	434,443	Adidas, Ann Taylor, Banana Republic, Burberry, Brooks Brothers, DKNY, Elie Tahari, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Theory, Tommy Hilfiger, True Religion, Under Armour
25.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	91.8%	277,673	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Columbia Sportswear, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger
26.	Kittery Premium Outlets	ME	Kittery	Ground Lease (2014)	100.0%	Acquired 2004	98.5%	264,838	Adidas, Banana Republic, Calvin Klein, Chico's, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Puma, Reebok, Tommy Hilfiger

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
27.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	99.7%	560,906	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Hugo Boss, J.Crew, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Sony, Tommy Bahama, True Religion
28.	Las Vegas Premium Outlets—North	NV	Las Vegas	Fee	100.0%	Built 2003	99.6%	538,689	A/X Armani Exchange, Ann Taylor, Banana Republic, Burberry, Coach, David Yurman, Diesel, Dolce & Gabbana, Elie Tahari, Etro, Hugo Boss, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragamo, St. John, TAG Heuer, Ted Baker, True Religion
29.	Las Vegas Premium Outlets—South	NV	Las Vegas	Fee	100.0%	Acquired 2004	94.9%	535,136	Adidas, Aeropostale, Ann Taylor, Banana Republic, Bose, Calvin Klein, Coach, DKNY, Gap Outlet, Gymboree, Kenneth Cole, Levi's, Michael Kors, Nautica, Nike, Reebok, Tommy Hilfiger
30.	Lebanon Premium Outlets	TN	Lebanon (Nashville)	Fee	100.0%	Acquired 2010	93.4%	227,119	Ann Taylor, Banana Republic, Brooks Brothers, Coach, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Samsonite, Tommy Hilfiger, Van Heusen
31.	Lee Premium Outlets	MA	Lee	Fee	100.0%	Acquired 2010	99.1%	224,846	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, J.Crew, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
32.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington D.C.)	Fee	100.0%	Acquired 2004	98.3%	518,003	Ann Taylor, Brooks Brothers, Burberry, Coach, Diesel, DKNY, Elie Tahari, Juicy Couture, Lacoste, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Under Armour, Williams-Sonoma
33.	Liberty Village Premium Outlets	NJ	Flemington (New York)	Fee	100.0%	Acquired 2004	78.5%	164,626	Ann Taylor, Brooks Brothers, Calvin Klein, Coach, J.Crew, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger
34.	Lighthouse Place Premium Outlets	IN	Michigan City	Fee	100.0%	Acquired 2004	95.5%	454,542	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Coldwater Creek, Columbia Sportswear, DKNY, Gap Outlet, Guess, J.Crew, Movado, Nike, Polo Ralph Lauren, Tommy Hilfiger
35.	Napa Premium Outlets	CA	Napa	Fee	100.0%	Acquired 2004	95.9%	179,349	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Lucky Brand, Nautica, Tommy Hilfiger
36.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%	Acquired 2004	96.1%	223,561	Adidas, Banana Republic, Bass, Carter's, Coach, Eddie Bauer, Gap Outlet, Izod, Nike, Nine West, PacSun, Tommy Hilfiger, Under Armour, Van Heusen, VF Outlet

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
37.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	97.7%	540,320	Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Williams-Sonoma
38.	Orlando Premium Outlets—International Dr	FL	Orlando	Fee	100.0%	Acquired 2010	99.3%	773,429	7 For All Mankind, Betsey Johnson, Coach, DKNY, Escada, J.Crew, Kenneth Cole, Lacoste, Last Call by Neiman Marcus, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Victoria's Secret
39.	Orlando Premium Outlets—Vineland Ave	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	549,651	Burberry, Calvin Klein, Coach, Cole Haan, Diesel, Fendi, Giorgio Armani, Hugo Boss, J.Crew, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Tag Heuer, Theory, Tory Burch, Vera Bradley
40.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	90.5%	392,790	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Eddie Bauer, Gap Outlet, Levi's, Nike, Polo Ralph Lauren, Tommy Hilfiger
41.	Petaluma Village Premium Outlets	CA	Petaluma	Fee	100.0%	Acquired 2004	93.4%	195,738	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger
42.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%	Built 2007	99.1%	549,143	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, Guess, J.Crew, Last Call by Neiman Marcus, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Sony
43.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%	Acquired 2010	98.0%	147,728	Aeropostale, Calvin Klein, Carter's, Coach, Guess, Jones New York, Levi's, Nike, Nine West, Polo Ralph Lauren, Tommy Hilfiger, Van Heusen
44.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie	Fee	100.0%	Acquired 2010	100.0%	402,502	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Hugo Boss, J.Crew, Juicy Couture, Michael Kors, Nike, Polo Ralph Lauren, Sony, St. John
45.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%	Acquired 2010	95.7%	344,748	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Lacoste, Michael Kors, Nautica, Nike, Nine West, Polo Ralph Lauren, Puma, Tommy Hilfiger
46.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%	Acquired 2010	97.7%	284,374	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gucci, J.Crew, Juicy Couture, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Talbots

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
47.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%	Built 2006	94.8%	584,790	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Gap Outlet, Guess, Hugo Boss, Loft Outlet, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger
48.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%	Built 2006	96.4%	488,645	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tommy Hilfiger
49.	San Marcos Premium Outlets	TX	San Marcos	Fee	100.0%	Acquired 2010	99.6%	731,078	Banana Republic, Betsey Johnson, Cole Haan, Fendi, Giorgio Armani, Gucci, Last Call by Neiman Marcus, Loro Piana, Michael Kors, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Victoria's Secret
50.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2034)	100.0%	Built 2005	100.0%	443,827	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Hugo Boss, J.Crew, Juicy Couture, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Sony, Tommy Bahama, Tommy Hilfiger
51.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%	Acquired 2004	100.0%	328,570	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama, Tommy Hilfiger, Under Armour
52.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2019)(7)	100.0%	Acquired 2004	100.0%	411,204	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Guess, J.Crew, Nike, Polo Ralph Lauren, Reebok, Timberland, Tommy Hilfiger, Under Armour
53.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%	Acquired 2004	98.7%	437,336	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, DKNY, Gucci, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Tommy Bahama, Tommy Hilfiger
54.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%	Acquired 2004	100.0%	209,829	A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Guess, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, True Religion, Zales Outlet
55.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	99.7%	417,737	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Levi's, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, VF Outlet
56.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%	Acquired 2010	97.1%	521,500	Ann Taylor, Banana Republic, Burberry, Coach, Cole Haan, Dooney & Bourke, Hugo Boss, J.Crew, Juicy Couture, Kenneth Cole, Lacoste, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Talbots
57.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%	Acquired 2004	96.7%	845,428	Banana Republic, Burberry, Chloe, Coach, Dior, Dolce & Gabbana, Fendi, Giorgio Armani, Gucci, Lacoste, Last Call by Neiman Marcus, Nike, Oscar de la Renta, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tory Burch, Valentino, Versace, Yves St. Laurent
58.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	99.5%	660,004	Ann Taylor, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J.Crew, Lacoste, Movado, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Sony, Williams-Sonoma, Theory, Tommy Hilfiger, Tory Burch, True Religion, Under Armour

	Total U.S. Premium Outlets GLA							24,381,250

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
	Community/Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	99.2%	214,754
2.	Arboretum	TX	Austin	Fee	100.0%		Acquired 1998	87.0%	198,304		Barnes & Noble, Pottery Barn
3.	Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	95.2%	623,181		Best Buy, T.J. Maxx N More, Office Max, Walmart Supercenter, Dick's Sporting Goods, Jo-Ann Fabrics, Picture Show, Ross Dress for Less, hhgregg
4.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794		Regal Cinema
5.	Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%		Built 1989	96.8%	305,935		Kmart, Petsmart, Michaels, Value City Furniture
6.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0	%(4)	Built 2004	94.6%	579,188	(16)	Dick's Sporting Goods, Whole Foods, DSW, Snapperz
7.	Cobblestone Court	NY	Victor	Fee	35.7	%(4)(13)	Built 1993	100.0%	265,470		Dick's Sporting Goods, Kmart, Office Max
8.	Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	95.2%	403,756		Best Buy, Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture, The Tile Shop
9.	Crystal Court	IL	Crystal Lake (Chicago)	Fee	37.9	%(4)(13)	Built 1989	53.7%	278,978		Big Lots
10.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	90.0%	169,061		Belk, Food Lion
11.	DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	86.0%		Acquired 2003	94.9%	101,963		ACME Grocery, (8)
12.	Empire East	SD	Sioux Falls	Fee	100.0%		Acquired 1998	98.1%	297,278		Kohl's, Target, Bed Bath & Beyond
13.	Fairfax Court	VA	Fairfax (Washington, D.C.)	Fee	41.3	%(4)(13)	Built 1992	96.9%	249,488		Burlington Coat Factory, Offenbacher's, XSport Fitness (6)
14.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	100.0%	427,985		Kohl's, Marshalls, Michaels, Factory Card Outlet, Office Max, Bed Bath & Beyond, Petco, Babies 'R Us, Toys 'R Us, Big Lots
15.	Gaitway Plaza	FL	Ocala	Fee	32.2	%(4)(13)	Built 1989	100.0%	208,755		Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed Bath & Beyond
16.	Gateway Center	TX	Austin	Fee	100.0%		2004	90.8%	512,990		Best Buy, REI, Whole Foods, Crate & Barrel, The Container Store, Regal Cinema, Nordstrom Rack, (8)
17.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	164,369		Michaels, Best Buy, hhgregg
18.	Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%	155,319		Best Buy, Kohl's

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
19.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	%(4)	Built 2008	86.6%	666,696	JCPenney, Dick's Sporting Goods, Stein Mart, Bed Bath & Beyond, DSW, Hamilton 16 IMAX, (8)
20.	Henderson Square	PA	King of Prussia (Philadelphia)	Fee	75.9	%(15)	Acquired 2003	91.2%	107,371	Genuardi's Family Market, Avalon Carpet & Tile
21.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	80.3%	488,850	Marshalls, Bed Bath & Beyond, American Signature Furniture, Ross Dress for Less, Burlington Coat Factory, (8)
22.	Indian River Commons	FL	Vero Beach	Fee	50.0	%(4)	Built 1997	100.0%	255,942	Lowe's, Best Buy, Ross Dress for Less, Bed Bath & Beyond, Michaels
23.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	111,518	Sheplers
24.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	77.4%	29,140
25.	Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%		Built 1986	100.0%	215,568	Home Owners Bargain Outlet
26.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	86.4%	367,603	Factory Card Outlet, Best Buy, Petco, Jo-Ann Fabrics, Golf Galaxy, Value City Furniture, Tuesday Morning, (8)
27.	Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%		Built 1998	100.0%	387,381	T.J. Maxx, Best Buy, Ross Dress for Less, Office Max, PetsMart, Party City, Hancock Fabrics, Rooms to Go, Rooms to Go Kids, Bed Bath & Beyond, (8)
28.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	97.4%	223,878	Kohl's, Hobby Lobby, T.J. Maxx
29.	Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%		Built 1990	90.5%	243,326	Walmart, PetsMart, The Home Depot
30.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	64.9	%(15)	Acquired 2003	98.6%	267,965	AC Moore, Michaels, T.J. Maxx, Home Goods, hhgregg, American Signature Furniture, DSW, (8)
31.	MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	69.9%	144,041
32.	Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	97.8%	440,670	Best Buy, American Signature Furniture, T.J. Maxx 'n More, Nordstrom Rack, Staples, Target
33.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	95.3%	90,527	Best Buy, Bed Bath & Beyond
34.	Martinsville Plaza	VA	Martinsville	Ground Lease (2046)	100.0%		Built 1967	97.1%	102,105	Rose's, Food Lion
35.	Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%		Built 1988	97.4%	270,892	Dominick's, Shoppers World (6)
36.	Muncie Towne Plaza	IN	Muncie	Fee	100.0%		Built 1998	100.0%	172,617	Kohl's, Target, Shoe Carnival, T.J. Maxx, MC Sporting Goods, Kerasotes Theatres, Factory Card Outlet
37.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	100.0%	91,648	Goody's, Ace Hardware, Aaron's Rents, Dollar Tree

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
38.	North Ridge Plaza	IL	Joliet (Chicago)	Fee	100.0%		Built 1985	97.5%	303,469	Hobby Lobby, Office Max, Burlington Coat Factory, Ultra Foods Grocery, Marshalls
39.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	94.6%	169,783	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery
40.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	81.8%	208,076	Target, Cinema Grill
41.	Palms Crossing	TX	McAllen	Fee	100.0%		Built 2007	98.7%	392,249	Bealls, DSW, Barnes & Noble, Babies 'R Us, Sports Authority, Guitar Center, Cavendar's Boot City, Best Buy, Hobby Lobby
42.	Pier Park	FL	Panama City Beach	Fee	65.6	%(4)	Built 2008	96.9%	841,433	Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Forever 21 (6)
43.	Plaza at Buckland Hills, The	CT	Manchester	Fee	41.3	%(4)(13)	Built 1993	86.6%	329,892	Jo-Ann Fabrics, iParty, Toys 'R Us, Michaels, PetsMart, Big Lots, Eastern Mountain Sports
44.	Regency Plaza	MO	St. Charles (St. Louis)	Fee	100.0%		Built 1988	100.0%	287,473	Walmart, Sam's Wholesale Club, PetSmart
45.	Richardson Square	TX	Richardson (Dallas)	Fee	100.0%		Built 2008	100.0%	517,265	Lowe's, Ross Dress for Less, Sears, Super Target, Anna's Linens
46.	Ridgewood Court	MS	Jackson	Fee	35.7	%(4)(13)	Built 1993	96.0%	369,482	T.J. Maxx, Sam's Wholesale Club, Bed Bath & Beyond, Best Buy, Michaels, Marshalls
47.	Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	46.3%	150,504	Best Buy, (8)
48.	Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	459,301	Target, PetsMart, Dick's Sporting Goods, AMC Theatres
49.	Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	42.0	%(4)(13)	Built 1989	99.4%	199,082	Stein Mart, Sports Authority, (8)
50.	Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	100.0%		Built 2006	94.1%	464,699	Home Depot, Marshalls, DSW, Vitamin Cottage Natural Grocer, Spec's Wine, Spirits and Fine Foods, Jo-Ann Fabrics, Sam Moon Trading Co., (8)
51.	Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%		Built 1999	98.9%	365,008	Michaels, PetsMart, T.J. Maxx, Bed Bath & Beyond, Best Buy, Barnes & Noble, DSW
52.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	76.4%	394,618	K & G Menswear, CVS, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, Big Lots, Citi Trends, (8)
53.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	22.4%	101,087	Pep Boys, (8)
54.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	83.0%	346,693	Marshalls, American Signature Furniture, Global Import, Target, Bed Bath & Beyond, (8)

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
55.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	90,522	Best Buy, Barnes & Noble
56.	University Center	IN	Mishawaka (South Bend)	Fee	100.0%		Built 1980	57.9%	150,524	Michaels, Best Buy, (8)
57.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.7	%(4)(13)	Built 1990	96.1%	575,544	Bed Bath & Beyond, Kohl's, Walmart Supercenter, Marsh, Menards, Regal Cinema, Hobby Lobby
58.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	96.4%	50,107	Jo-Ann Fabrics
59.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	100.0%	949,709	Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture HomeStore, L.A. Fitness, Regal Cinema
60.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	95.5%	254,480	T.J. Maxx, Toys 'R Us/Babies 'R Us, Target
61.	West Town Corners	FL	Altamonte Springs (Orlando)	Fee	32.2	%(4)(13)	Built 1989	93.5%	373,342	Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Walmart, Lowe's
62.	Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	32.2	%(4)(13)	Built 1989	98.2%	163,254	PetsMart, Burlington Coat Factory, LA Fitness (6), USA Discounters (6)
63.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	99.4%	391,474	T.J. Maxx, Office Max, Kohl's, Babies 'R Us, Country Market
64.	Whitehall Mall	PA	Whitehall	Fee	38.0	%(4)(15)	Acquired 2003	93.6%	601,610	Sears, Kohl's, Bed Bath & Beyond, Gold's Gym, Buy Buy Baby, Raymour & Flanigan Furniture (6)
65.	Willow Knolls Court	IL	Peoria	Fee	35.7	%(4)(13)	Built 1990	98.6%	382,377	Burlington Coat Factory, Kohl's, Sam's Wholesale Club, Willow Knolls 14, Office Max
66.	Wolf Ranch Town Center	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	97.4%	626,180	Kohl's, Target, Michaels, Best Buy, Office Depot, PetsMart, T.J. Maxx, DSW, Ross Dress for Less (6)

	Total Community/Lifestyle Center GLA								20,415,543

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)		Total GLA		Retail Anchors and Selected Major Tenants
	Other Properties
1.	Factory Stores of America—Boaz	AL	Boaz	Ground Lease (2027)	100.0%		Acquired 2004	60.2%		111,616		Bon Worth, Easy Spirit, Rue21, VF Outlet
2.	Factory Stores of America—Georgetown	KY	Georgetown	Fee	100.0%		Acquired 2004	91.6%		173,328		Bass, Dressbarn, Rack Room Shoes, Rue 21, Van Heusen
3.	Factory Stores of America—Graceville	FL	Graceville	Fee	100.0%		Acquired 2004	87.6%		84,221		Factory Brand Shoes, Van Heusen, VF Outlet
4.	Factory Stores of America—Lebanon	MO	Lebanon	Fee	100.0%		Acquired 2004	95.3%		85,924		Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
5.	Factory Stores of America—Nebraska City	NE	Nebraska City	Fee	100.0%		Acquired 2004	93.4%		89,608		Bass, Easy Spirit, Van Heusen, VF Outlet
6.	Factory Stores of America—Story City	IA	Story City	Fee	100.0%		Acquired 2004	74.5%		112,599		Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
7.	Florida Keys Outlet Center	FL	Florida City	Fee	100.0%		Acquired 2010	80.5%		207,367		Aeropostale, Carter's, Coach, Gap Outlet, Guess, Nike, Nine West, OshKosh B'gosh, Skechers, Tommy Hilfiger
8.	Gwinnett Place	GA	Duluth (Atlanta)	—	—	(18)	Acquired 1998	N/A		1,279,573	(16)
9.	Huntley Outlet Center	IL	Huntley	Fee	100.0%		Acquired 2010	67.5%		278,953		Aeropostale, Ann Taylor, Banana Republic, BCBG Max Azria, Bose, Calvin Klein, Carter's, Eddie Bauer, Gap Outlet, Guess, Reebok, Tommy Hilfiger, Van Heusen
10.	Mall at The Source, The	NY	Westbury (New York)	Fee	25.5	%(4)(2)	Built 1997	72.7%		722,585		Off 5th-Saks Fifth Avenue, Nordstrom Rack, (8)
11.	Shops at Nanuet, The	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	N/A	(19)	590,461		Macy's, Sears, (8)
12.	Naples Outlet Center	FL	Naples	Fee	100.0%		Acquired 2010	74.0%		146,034		Ann Taylor, Bass, Coach, Jones New York, L'eggs/Hanes/Bali/Playtex, Loft Outlet, Samsonite, Van Heusen
13.	Outlet Marketplace	FL	Orlando	Fee	100.0%		Acquired 2010	70.5%		204,953		Calvin Klein, Coldwater Creek, Nine West, Reebok, Sketchers, Van Heusen, Wilsons Leather
14.	The Shoppes at Branson Meadows	MO	Branson	Fee	100.0%		Acquired 2004	65.1%		287,064		Branson Meadows Cinemas, Dressbarn, VF Outlet
15.	University Town Plaza	FL	Pensacola	Fee	100.0%		Acquired 1994	N/A	(19)	478,449		JCPenney, Sears, Belk

Total Other GLA										4,852,735

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Mills Properties
	The Mills®
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	25.0	%(4)	Acquired 2007	96.1%	1,253,037	Marshalls, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th, Burlington Coat Factory, Sears Appliance Outlet, Gameworks, Sports Authority, Ross Dress for Less, JCPenney Outlet, Group USA, Harkins Cinemas & IMAX, Sea Life Center
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	29.6	%(4)	Acquired 2007	99.6%	1,566,033	Bass Pro Shops, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, F.Y.E., H&M, Medieval Times, Modell's, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Maryland Live! Casino (6)
3.	Colorado Mills	CO	Lakewood (Denver)	Fee	18.8	%(4)(2)	Acquired 2007	86.5%	1,097,757	Eddie Bauer Outlet, Last Call by Neiman Marcus, Off Broadway Shoe Warehouse, Saks Fifth Avenue Off 5th, Sports Authority, Super Target, United Artists Theatre, Burlington Coat Factory
4.	Concord Mills	NC	Concord (Charlotte)	Fee	29.6	%(4)(2)	Acquired 2007	98.8%	1,334,264	Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, Saks Fifth Avenue Off 5th, The Children's Place Outlet, Dave & Buster's, Nike Factory Store, T.J. Maxx, Group USA, Sun & Ski, VF Outlet, Off Broadway Shoes, Bed Bath & Beyond, NASCAR Speedpark, AMC Theatres, Best Buy
5.	Discover Mills	GA	Lawrenceville (Atlanta)	Fee	25.0	%(4)(2)	Acquired 2007	88.9%	1,183,027	Bass Pro Shops, Books-A-Million, Burlington Coat Factory, Last Call by Neiman Marcus, Medieval Times, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, Ross Dress for Less, Sears Appliance Outlet, Sun & Ski Sports, Dave & Buster's, AMC Theatres
6.	Franklin Mills	PA	Philadelphia	Fee	50.0	%(4)	Acquired 2007	88.2%	1,735,852	Dave & Buster's, JC Penney (6), Burlington Coat Factory, Marshalls HomeGoods, Modell's Sporting Goods, Group USA, Bed Bath & Beyond, Sam Ash Music, Saks Fifth Avenue Off 5th, Last Call by Neiman Marcus, Off Broadway Shores, Sears Appliance Outlet, H&M, AMC Theatres, Forever 21
7.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	29.6	%(4)	Acquired 2007	98.0%	1,777,336	Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, The Children's Place, Group USA, JCPenney Outlet, Marshalls, Nike Factory Store, Saks Fifth Avenue Off 5th, AMC Theatres, Dr. Pepper Star Center, Sun & Ski Sports, Last Call by Neiman Marcus, Sears Appliance Outlet, Bass Pro Outdoor World, Off Broadway Shoes, VF Outlet, Legoland Discovery Center, Sea Life Center, Ross Dress for Less
8.	Great Mall	CA	Milpitas (San Jose)	Fee	50.0	%(4)	Acquired 2007	97.7%	1,361,692	Last Call by Neiman Marcus, Sports Authority, Group USA, Kohl's, Dave & Busters, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Bed Bath & Beyond
9.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	50.0	%(4)	Acquired 2007	97.6%	1,782,927	Bass Pro Shops Outdoor World, Bed Bath & Beyond, Burlington Coat Factory, Kohl's, Marshalls Home Goods, Saks Fifth Avenue Off 5th, Rinkside, Sears Grand, The Sports Authority, T.J. Maxx, VF Outlet, Marcus Cinemas, Last Call by Neiman Marcus, Value City Furniture, Shoppers World, Off Broadway Shoe Warehouse, Macy's (21)

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
10.	Katy Mills	TX	Katy (Houston)	Fee	31.3	%(4)(2)	Acquired 2007	94.9%	1,555,948	Bass Pro Shops Outdoor World, Bed Bath and Beyond, Books-A-Million, Burlington Coat Factory, Marshalls, Last Call by Neiman Marcus, Nike Factory Store, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Off Broadway Shoes, Tilt
11.	Ontario Mills	CA	Ontario (Riverside)	Fee	25.0	%(4)	Acquired 2007	98.0%	1,463,988	Burlington Coat Factory, Nike Factory Store, Gameworks, The Children's Place Outlet, Marshalls, JCPenney Outlet, Saks Fifth Avenue Off 5th, Bed Bath & Beyond, Nordstrom Rack, Dave & Busters, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres, Sports Authority, Forever 21, Last Call by Neiman Marcus (6)
12.	Opry Mills	TN	Nashville	Fee	50.0	%(4)	Acquired 2007	(17)	1,159,953	Regal Cinema & IMAX, Dave & Busters, VF Outlet, Sun & Ski, Bass Pro Shops, Forever 21 (6), Bed Bath & Beyond (6), Saks Fifth Avenue Off 5th (6), Off Broadway Shoes (6), (18)
13.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	25.0	%(4)	Acquired 2007	93.3%	723,495	Dave & Buster's, Vans Skatepark, Lucky Strike Lanes, Saks Fifth Avenue Off 5th, AMC Theatres, Nike Factory Store, Last Call by Neiman Marcus, Off Broadway Shoes, Nordstrom Rack (6), Sports Authority (6)
14.	Potomac Mills	VA	Prince William (Washington, D.C.)	Fee	50.0	%(4)	Acquired 2007	99.2%	1,518,937	Group USA, Marshalls, T.J. Maxx, Sears Appliance Outlet, JCPenney (6), Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, The Children's Place, AMC Theatres, Modell's Sporting Goods, Books-A-Million, H&M, Last Call by Neiman Marcus, XXI Forever, Bloomingdale's Outlet
15.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	50.0	%(4)	Acquired 2007	98.7%	2,151,121	American Signature Home, Beall's Outlet, Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Gameworks, JCPenney Outlet Store, Marshalls, Last Call by Neiman Marcus, Nike Factory Store, Nordstrom Rack, Saks Fifth Avenue Off 5th, Ron Jon Surf Shop, The Sports Authority, Super Target, T.J. Maxx, VF Factory Outlet, F.Y.E., Off Broadway Shoes, Regal Cinema, Bloomingdale's Outlet, Forever 21 (6)
16.	St. Louis Mills	MO	Hazelwood (St. Louis)	Fee	25.0	%(4)(2)	Acquired 2007	84.1%	1,174,839	Bed Bath & Beyond, Books-A-Million, Burlington Coat Factory, Cabela's, iceZONE, Marshalls MegaStore, NASCAR SpeedPark, Off Broadway Shoe Warehouse, Sears Appliance Outlet, The Children's Place Outlet, Regal Cinema, Plan 9 Skatepark

	Subtotal The Mills®								22,840,206

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
	Mills Regional Malls
14.	Briarwood Mall	MI	Ann Arbor	Fee	25.0	%(4)	Acquired 2007	97.2%	973,601		Macy's, JCPenney, Sears, Von Maur
15.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	25.0	%(4)(20)	Acquired 2007	90.6%	2,276,842		Macy's North, Macy's South, Macy's Home & Furniture Gallery, JCPenney, Sears, Marshalls, T.J. Maxx, Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, Burlington Coat Factory, AMC Theatres
16.	Dover Mall	DE	Dover	Fee and Ground Lease (2021) (7)	34.0	%(4)	Acquired 2007	88.1%	886,258		Macy's, JCPenney, Boscov's, Sears, Carmike Cinemas
17.	Esplanade, The	LA	Kenner (New Orleans)	Fee	50.0	%(4)	Acquired 2007	81.4%	953,468		Dillard's, Macy's, Target, Grand Theater (21), (8)
18.	Falls, The	FL	Miami	Fee	25.0	%(4)	Acquired 2007	96.9%	807,365		Bloomingdale's, Macy's, Regal Cinema, The Fresh Market (6)
19.	Galleria at White Plains, The	NY	White Plains (New York)	Fee	50.0	%(4)	Acquired 2007	86.5%	870,232		Macy's, Sears, Forever 21
20.	Hilltop Mall	CA	Richmond (San Francisco)	Fee	25.0	%(4)	Acquired 2007	71.8%	1,093,910		JCPenney, Sears, Macy's, Walmart, 24 Hour Fitness
21.	Lakeforest Mall	MD	Gaithersburg (Washington, D.C.)	Fee	25.0	%(4)	Acquired 2007	87.0%	1,047,938		Macy's, Lord & Taylor, JCPenney, Sears
22.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	25.0	%(4)	Acquired 2007	94.9%	1,121,351		Macy's (2 locations), JCPenney
23.	Marley Station	MD	Glen Burnie (Baltimore)	Fee	25.0	%(4)	Acquired 2007	78.4%	1,069,087		Macy's, JCPenney, Sears, Regal Cinema, Gold's Gym, (11)
24.	Meadowood Mall	NV	Reno	Fee	25.0	%(4)	Acquired 2007	93.1%	876,847	(16)	Macy's Men's, Macy's, Sears, JCPenney, (8)
25.	Northpark Mall	MS	Ridgeland	Fee	50.0	%(4)	Acquired 2007	94.1%	956,256		Dillard's Women's, Dillard's Men's and Children's, JCPenney, Belk, Regal Cinema
26.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	50.0	%(4)	Acquired 2007	91.0%	769,146		Bloomingdale's, Saks Fifth Avenue, Barnes & Noble, Arhaus Furniture (6)
27.	Southdale Center	MN	Edina (Minneapolis)	Fee	50.0	%(4)	Acquired 2007	80.2%	1,302,787	(16)	Macy's, JCPenney, Marshalls, AMC Theatres, Herberger's

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
28.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	50.0	%(4)	Acquired 2007	90.5%	1,167,416	JC Penney, Sears, Kohl's, Boston Store, Macy's (6)
29.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	25.0	%(4)	Acquired 2007	96.7%	1,300,563	Macy's Women's, Macy's Men's, Nordstrom, Sears, JCPenney

	Subtotal Mills Regional Malls								17,473,067

	Mills Community Centers
30.	Arundel Mills Marketplace	MD	Hanover (Baltimore)	Fee	29.6	%(4)	Acquired 2007	100.0%	101,535	Michaels, Staples, PetSmart, hhgregg
31.	Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	50.0	%(4)	Acquired 2007	100.0%	230,683	BJ's Wholesale Club, Garden Ridge, REC Warehouse
32.	Denver West Village	CO	Lakewood (Denver)	Fee	18.8	%(4)	Acquired 2007	90.1%	310,709	Barnes & Noble, Bed Bath & Beyond, Office Max, Whole Foods, DSW, Christy Sports, United Artists, Cost Plus World Market (6)
33.	Liberty Plaza	PA	Philadelphia	Fee	50.0	%(4)	Acquired 2007	100.0%	371,617	Walmart, Dick's Sporting Goods, Raymour & Flanigan, Super Fresh Food Market

	Subtotal Mills Community Centers								1,014,544

	Total Mills Properties								41,327,817

	Total U.S. Properties GLA								242,211,286

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

(5)
Regional Malls—Executed leases for all company-owned GLA in mall stores, excluding majors. P remium Outlets—Executed leases for all company-owned GLA (or total center GLA). Community/Lifestyle Centers—Executed leases for all company-owned GLA including majors and mall stores.

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

(15)
Our indirect ownership interest is through an approximately 76% ownership interest in Kravco Simon Investments.

(16)
Mall & Freestanding GLA includes office space. Centers with more than 20,000 square feet of office space are listed below:

Arsenal Mall—52,847 sq. ft.	Gwinnett Place—32,603 sq. ft.
Circle Centre Mall—25,192 sq. ft.	Menlo Park Mall—52,358 sq. ft.
Clay Terrace—75,118 sq. ft.	Oak Court Mall—126,583 sq. ft.
The Domain—133,010 sq. ft.	Oxford Valley Mall—110,324 sq. ft.
Copley Place—867,301 sq. ft.	Plaza Carolina—27,343 sq. ft.
Fashion Centre at Pentagon City, The—169,089 sq. ft.	River Oaks Center—117,716 sq. ft.
Firewheel Town Center—75,104 sq. ft.	White Oaks Mall—35,607 sq. ft.
Greendale Mall—119,860 sq. ft.	Southdale Center—20,295 sq. ft.
(17)
Property remains partially closed due to flood damage incurred during May 2010 with restoration expected to be complete and the property reopened in March 2012.

(18)
Our interests in the property were sold effective January 1, 2012.

(19)
The center is being de-malled through a major redevelopment.

(20)
We purchased an additional interest in the property on January 6, 2012, bringing our ownership to 50%.

(21)
Tenant expected to open in 2013.

  United States Lease Expirations

            The following table summarizes lease expiration data for our regional malls and Premium Outlets located in the United States, including Puerto Rico, as of December 31, 2011. The data does not include information for The Mills and the Mills regional malls. The data presented does not consider the impact of renewal options that may be contained in leases.

Simon Property Group, Inc. and Subsidiaries
U.S. Lease Expirations
Regional Malls and Premium Outlets
As of December 31, 2011

Year	Number of Leases Expiring	Square Feet	Avg. Base Rent per Square Foot at 12/31/11	Percentage of Gross Annual Rental Revenues (1)
Small Shops and Freestanding
Month to Month Leases	924	1,771,273	$34.57	1.2%
2012	2,629	8,711,837	$35.08	6.2%
2013	2,916	8,978,639	$37.26	7.0%
2014	2,232	7,412,089	$36.87	5.8%
2015	2,171	7,653,614	$39.28	6.4%
2016	2,250	7,484,236	$38.48	6.1%
2017	1,792	6,363,088	$42.01	5.8%
2018	1,675	6,466,380	$47.46	6.5%
2019	1,413	5,297,145	$46.08	5.3%
2020	1,122	4,095,527	$46.41	4.1%
2021	1,196	4,720,176	$44.19	4.5%
2022 and Thereafter	537	3,050,467	$37.44	2.5%
Specialty Leasing Agreements w/ terms in excess of 12 months	1,513	3,830,051	$14.27	1.2%
Anchor Tenants
2012	8	899,136	$4.97	0.1%
2013	25	3,004,411	$3.55	0.2%
2014	30	3,040,162	$4.90	0.3%
2015	25	2,889,075	$3.10	0.2%
2016	23	2,698,023	$3.45	0.2%
2017	16	2,094,315	$2.39	0.1%
2018	13	1,267,293	$6.72	0.2%
2019	16	1,600,661	$4.48	0.1%
2020	13	1,215,311	$6.21	0.1%
2021	12	1,055,228	$7.30	0.1%
2022 and Thereafter	28	3,310,338	$8.33	0.6%

(1)
Annual rental revenues represent the aggregate of 2011 consolidated and joint venture (gross) combined base rental revenue.

International Properties

            Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements. However, we have direct minority investments in certain real estate companies within the U.K. as further described below.

  European Investments

            Gallerie Commerciali Italia, S.p.A., or GCI, is a fully integrated retail real estate developer, owner and manager of 45 properties in Italy with approximately 10.1 million square feet of GLA. At December 31, 2011, we had a 49.0% ownership interest in GCI. Substantially all of these properties are anchored by the hypermarket retailer Auchan S.A., who is also our venture partner in GCI. We sold our entire ownership interest in GCI to our venture partner on January 9, 2012.

  Other International Investments

            We also hold real estate interests in eight operating joint venture properties in Japan, two operating joint venture properties in South Korea, one operating joint venture property in Mexico, and one operating joint venture property in Malaysia. The eight Japanese Premium Outlets operate in various cities throughout Japan and are held in a joint venture with Mitsubishi Estate Co., Ltd. These Japanese centers comprise over 2.6 million square feet of GLA and were 100.0% leased as of December 31, 2011.

            The following summarizes our holdings in these international joint ventures and the underlying countries in which these joint ventures own and operate real estate properties as of December 31, 2011:

Holdings	Ownership Interest	Properties open and operating	Countries of Operation
Chelsea Japan Co. Ltd.	40.0%	8	Japan
Shinsegae Chelsea (Seoul)	50.0%	2	South Korea
Premium Outlets Punta Norte (Mexico City)	50.0%	1	Mexico
Genting Simon Sdn Bhd (Johor)	50.0%	1	Malaysia

            On March 17, 2011, Paju Premium Outlets, a 328,000 square foot center located in Seoul, South Korea, opened. On July 14, 2011, Tosu Premium Outlets Phase III, a 52,000 square foot expansion to the Tosu Premium Outlet located in Fukuoka, Japan, opened. On December 2, 2011, Johor Premium Outlets, a 190,000 square foot center located in Johor, Malaysia, opened on December 8, 2011, Ami Premium Outlets Phase II, a 90,000 square foot expansion to the Ami Premium Outlet located in Ami, Japan, opened.

            We hold investments in two U.K. companies, Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC. CSCG operates regional shopping centers and is the owner of other retail assets primarily located in the United Kingdom. CAPC is predominantly focused on property investment and development in central London. Our interest in CSCG and CAPC is adjusted to their quoted market price, including a related foreign exchange component. Our interests in CSCG and CAPC are approximately 4% and 5% of their outstanding shares, respectively.

            We have interests in two European outlet centers, La Vallée Village near Paris, France, and Ingolstadt Village near Munich, Germany. We own direct interests in the centers and indirect interests through a minority ownership interest in Value Retail PLC.

            The following property table summarizes certain data for our properties located in Japan, South Korea, Mexico, and Malaysia at December 31, 2011.

Simon Property Group, Inc. and Subsidiaries
International Properties (2)

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area(1)	Retail Anchors and Major Tenants
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Banana Republic, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Gap Outlet, Lanvin Collection, Laundry, McGregor, MK Michel Klein, Pal Zileri, Tommy Hilfiger, Ralph Lauren
2.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	481,500	Armani, Balenciaga, Bally, Beams, Bottega Veneta, Burberry, Coach, Diesel, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Jill Stuart, Loro Piana, Miu Miu, Moschino, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's
3.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	365,100	Adidas, Armani, Bally, Banana Republic, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Etro, Gap Outlet, Gucci, Harrod's, Helmut Lang, Hugo Boss, Loro Piana, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tommy Hilfiger, Valentino
4.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%	2000	321,800	Adidas, Armani, Bally, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Dolce & Gabbana, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Hugo Boss, Jill Stuart, Kate Spade, Lacoste, Lanvin Collection, Nike, Polo Ralph Lauren,
5.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%	2003	390,800	Adidas, Armani, Bally, Beams, Brooks Brothers, Coach, Cynthia Rowley, Diesel, Dolce & Gabbana, Dunhill, Eddie Bauer, Escada, Etro, French Connection, Furla, Gap Outlet, Gucci, Harrod's, Kate Spade, Lanvin Collection, Miu Miu, Nike, Polo Ralp
6.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas. Beams, Brooks Brothers, Coach, Jill Stuart, Laundry, Levi's, Miss Sixty, Pleats Please Issey Miyake, Ray Ban, Tasaki, Taylor Made
7.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%	2005	289,500	Adidas, BCBG Max Azria, Beams, Brooks Brothers, Coach, Diesel, Eddie Bauer, Furla, Gap Outlet, Lacoste, Laundry, MK Michel Klein, Nike, Olive des Olive, Polo Ralph Lauren, Timberland, Tommy Hilfiger
8.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	290,600	Adidas, Armani Factory Store, BCBG Max Azria, Beams, Bose, Brooks Brothers, Coach, Cole Haan, Courreges, Dolce & Gabbana, Furla, Gap Outlet, Miki House, Nike, Quiksilver, Reebok, Theory, Tommy Hilfiger

	Subtotal Japan					2,618,500

Simon Property Group, Inc. and Subsidiaries
International Properties (2)

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area(1)	Retail Anchors and Major Tenants
	MEXICO
9.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	278,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Kenneth Cole, Lacoste, Levi's, MaxMara, Nautica, Nike, Palacio Outlet, Reebok, Roberto Cavalli, Rockport, Salvatore Ferragamo, Swarovski, Zegna
	SOUTH KOREA
10.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	276,200	Adidas, Giorgio Armani, Bally, Burberry, Chloe, Coach, Diesel, Dolce & Gabbana, Escada, Fendi, Furla, Gucci, Lacoste, Marc Jacobs, Marks & Spencer, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tod's, Valentino, Vivienne Westwood
11.	Paju Premium Outlets	Paju (Seoul)	Fee	50.0%	2011	327,800	Armani, Banana Republic, Calvin Klein, Coach, DKNY, Elie Tahari, Escada, Jill Stuart, Lacoste, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tory Burch, Vivienne Westwood

	Subtotal South Korea					604,000
	MALAYSIA
12.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	190,400	Adidas, Armani, Burberry, Calvin Klein, Canali, Coach, DKNY, Gap, Guess, Lacoste, Levi's, Michael Kors, Nike, Salvatore Ferragamo, Timberland, Zegna

	TOTAL INTERNATIONAL ASSETS					3,690,900

FOOTNOTES:

  (1)
  All gross leasable area listed in square feet.
  (2)
  Does not include 45 properties in Italy with a GLA of approximately 10.1 million square feet as we sold our interest in GCI on January 9, 2012.

  Land

            We have direct or indirect ownership interests in approximately 550 acres of land held in the United States for future development.

  Sustainability and Energy Efficiency

            Due to the size of our portfolio, we focus on energy efficiency as a core sustainability strategy. Through the continued use of energy conservation practices, energy efficiency projects, and continuous monitoring and reporting, we have reduced our energy consumption at comparable properties every year since 2003. As a result, excluding new developments and expansions, we reduced the electricity usage over which we have direct control by 299 million kWhs since 2003. This represents a 26% reduction in electricity usage across a portfolio of comparable properties and reflects an annual value of over $32 million in avoided operating costs. Our documented reduction in greenhouse gas emissions resulting from our energy management efforts is 210,000 metric tons CO2e.

            In 2011, we were awarded NAREIT's Leader in the Light Award for the seventh year in a row, and NAREIT's Leader in the Light Long Term Achievement Award. We are the only company to have achieved the Leader in the Light distinction every single year since NAREIT launched the program in 2005. We were included in the 2011 Carbon Disclosure Leadership Index published by the Carbon Disclosure Project. We scored 96 points out of 100 for transparency in environmental-impact reporting and were the only REIT to earn a place on the index.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2011
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Anderson Mall	6.20%		$26,203		$2,216		10/10/12
Arsenal Mall HCHP	8.20%		709		202		05/05/16
Bangor Mall	6.15%		80,000		4,918	(2)	10/01/17
Battlefield Mall	4.60%		88,930		6,154		07/01/13
Birch Run Premium Outlets	5.95%		107,578	(39)	8,078		04/11/16
Bloomingdale Court	8.15%		25,923		2,495		11/01/15
Brunswick Square	5.65%		79,611		5,957		08/11/14
Calhoun Premium Outlets	5.79%		20,678	(34)	1,519		09/01/16
Carolina Premium Outlets — Smithfield	9.10%		18,674	(6)	2,114		03/10/13	(25)
Chesapeake Square	5.84%		67,767		5,162		08/01/14
The Crossings Premium Outlets	5.85%		49,253		4,649		03/13/13
Dare Centre	9.10%		1,555	(6)	176		03/10/13	(25)
DeKalb Plaza	5.28%		2,676		284		01/01/15
Desoto Square	5.89%		62,409		4,561		07/01/14
Domain, The	5.44%		207,113		14,085		08/01/21
Empire Mall	5.79%		176,300		10,215	(2)	06/01/16
Ellenton Premium Outlets	5.51%		106,062	(21)	7,646		01/11/16
The Factory Shoppes at Branson Meadows	9.10%		8,685	(6)	983		03/10/13	(25)
Factory Stores of America	9.10%		15,005	(6)	1,699		03/10/13	(25)
Florida Keys Outlet Center	5.51%		10,824	(21)	780		01/11/16
Forest Mall	6.20%		15,557	(10)	1,316		10/10/12
Forest Plaza	7.50%		18,391		1,685		10/10/19
Gaffney Premium Outlets	5.79%		37,527	(34)	2,757		09/01/16
Greenwood Park Mall	8.00%		78,354	(37)	7,044		08/01/16
Grove City Premium Outlets	5.51%		114,505	(21)	8,270		01/11/16
Gulfport Premium Outlets	5.51%		25,546	(21)	1,842		01/11/16
Gwinnett Place	5.68%		115,000		6,532	(2)	06/08/12	(20)
Hagerstown Premium Outlets	5.95%		90,390	(39)	6,787		04/11/16
Henderson Square	4.43%		13,948		937		04/01/16
Huntley Outlets Center	5.51%		30,276	(21)	2,183		01/11/16
Independence Center	5.94%		200,000		11,886	(2)	07/10/17
Ingram Park Mall	5.38%		143,935		9,746		06/01/21
Jersey Shore Premium Outlets	5.51%		71,055	(21)	5,123		01/11/16
King of Prussia — The Court & The Plaza — 1	7.49%		97,653		23,183		01/01/17
King of Prussia — The Court & The Plaza — 2	8.53%		6,930		1,685		01/01/17
King of Prussia — The Court & The Plaza — 3	4.50%		50,000		2,250	(2)	01/01/17
Kittery Premium Outlets	2.27	% (1)	43,556 (7	)(9)	989	(2)	07/10/13	(3)
Lake View Plaza	8.00%		15,751		1,409		12/31/14
Lakeline Plaza	7.50%		17,229		1,578		10/10/19
Las Americas Premium Outlets	5.84%		180,000		10,511	(2)	06/11/16
Lebanon Premium Outlets	5.51%		15,706	(21)	1,132		01/11/16
Lee Premium Outlets	5.79%		51,619	(34)	3,792		09/01/16
Lighthouse Place Premium Outlets	2.27	% (1)	88,623	(7)(9)	2,012	(2)	07/10/13	(3)
MacGregor Village	9.10%		6,254	(6)	708		03/10/13	(25)
Markland Mall	6.20%		20,598	(10)	1,742		10/10/12
Mesa Mall	5.79%		87,250		5,055	(2)	06/01/16
Midland Park Mall	6.20%		30,071	(10)	2,543		10/10/12
Montgomery Mall	5.17%		84,226		6,307		05/11/34

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2011
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Muncie Towne Plaza	7.50%		7,163		656		10/10/19
Naples Outlets Center	5.51%		16,274	(21)	1,173		01/11/16
North Ridge Shopping Center	9.10%		7,639	(6)	865		03/10/13	(25)
Northfield Square	6.05%		26,758		2,485		02/11/14
Oxford Valley Mall	4.77%		69,956		4,456		12/07/20
Palms Crossing	5.49%		38,202	(8)	2,612		08/01/21
Penn Square Mall	7.75%		97,500		8,597		04/01/16
Philadelphia Premium Outlets	4.19	% (11)	190,000		7,969	(2)	07/30/14	(3)
Pismo Beach Premium Outlets	5.84%		33,850	(36)	1,978	(2)	11/06/16
Plaza Carolina — Fixed	7.50%		87,723		7,552		06/01/14
Plaza Carolina — Variable Swapped	7.63	% (11)	95,506		8,498		06/01/14
Pleasant Prairie Premium Outlets	5.51%		61,026	(21)	4,400		01/11/16
Pleasant Prairie Premium Outlets 2	6.01%		36,867		2,758		12/01/16
Port Charlotte Town Center	5.30%		47,749		3,232		11/01/20
Puerto Rico Premium Outlets	3.75	% (24)	73,364		3,965		05/01/14
Queenstown Premium Outlets	5.84%		66,150	(36)	3,864	(2)	11/06/16
Regency Plaza	3.30	% (1)	3,776	(4)	331		12/14/14	(3)
Richmond Towne Square	6.20%		42,238	(10)	3,572		10/10/12
Rushmore Mall	5.79%		94,000		5,446	(2)	06/01/16
San Marcos Premium Outlets	5.51%		145,231	(21)	10,470		01/11/16
SB Boardman Plaza Holdings	5.94%		22,266		1,687		07/01/14
Secured Term Loan	1.10	% (1)	735,000		8,050	(2)	03/05/12	(43)
Shops at Arbor Walk, The	5.49%		43,176	(8)	2,952		08/01/21
Southern Hills Mall	5.79%		101,500		5,881	(2)	06/01/16
South Park Mall	8.00%		193,925	(37)	17,434		08/01/16
St. Charles Towne Plaza	3.30	% (1)	24,542	(4)	2,152		12/14/14	(3)
Stanford Shopping Center	2.45	% (1)	240,000		5,869	(2)	07/01/13	(3)
Summit Mall	5.42%		65,000		3,526	(2)	06/10/17
Sunland Park Mall	8.63	% (13)	30,789		3,773		01/01/26
Town Center at Cobb	5.74%		280,000		16,072	(2)	06/08/12
Towne West Square	5.61%		50,644		3,516		06/01/21
Upper Valley Mall	5.89%		45,541	(30)	2,682		07/01/16	(3)
Valle Vista Mall	5.35%		40,000		3,598	(2)	05/10/17
Walt Whitman Shops	8.00%		119,489	(37)	10,742		08/01/16
Washington Square	5.94%		26,932	(32)	1,600	(2)	07/01/16	(3)
Waterloo Premium Outlets	2.27	% (1)	72,822	(7)(9)	1,653	(2)	07/10/13	(3)
West Ridge Mall	5.89%		66,695		4,885		07/01/14
West Ridge Plaza	3.30	% (1)	4,720	(4)	414		12/14/14	(3)
White Oaks Mall	5.54%		50,000		2,768	(2)	11/01/16
White Oaks Plaza	7.50%		14,325		1,312		10/10/19
Williamsburg Premium Outlets	5.95%		104,427	(39)	7,841		04/11/16
Wolfchase Galleria	5.64%		225,000		12,700	(2)	04/01/17
Woodland Hills Mall	7.79%		95,081		8,414		04/05/19

Total Consolidated Secured Indebtedness			$6,798,751
Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility — USD	1.93	% (15)(5)	$665,000		$12,823	(2)	10/30/16
Revolving Credit Facility — Yen Currency	1.14	% (15)	287,664	(33)	3,292	(2)	10/30/16
Unsecured Notes — 4C	7.38%		200,000		14,750	(14)	06/15/18
Unsecured Notes — 8B	6.35%		106,065		6,735	(14)	08/28/12
Unsecured Notes — 9B	5.45%		122,288		6,665	(14)	03/15/13

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2011
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Unsecured Notes — 10B	4.90%		200,000		9,800	(14)	01/30/14
Unsecured Notes — 11B	5.63%		218,430		12,287	(14)	08/15/14
Unsecured Notes — 12A	5.10%		600,000		30,600	(14)	06/15/15
Unsecured Notes — 13B	5.75%		600,000		34,500	(14)	12/01/15
Unsecured Notes — 14A	5.75%		74,245		4,269	(14)	05/01/12
Unsecured Notes — 14B	6.10%		400,000		24,400	(14)	05/01/16
Unsecured Notes — 15B	5.88%		500,000		29,375	(14)	03/01/17
Unsecured Notes — 16B	5.25%		650,000		34,125	(14)	12/01/16
Unsecured Notes — 19A	5.30%		237,897		12,609	(14)	05/30/13
Unsecured Notes — 19B	6.13%		800,000		49,000	(14)	05/30/18
Unsecured Notes — 20A	10.35%		650,000		67,275	(14)	04/01/19
Unsecured Notes — 21A	6.75%		516,052		34,834	(14)	05/15/14
Unsecured Notes — 22A	4.20%		400,000		16,800	(14)	02/01/15
Unsecured Notes — 22B	5.65%		1,250,000		70,625	(14)	02/01/20
Unsecured Notes — 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes — 23A	4.38%		900,000		39,375	(14)	03/01/21
Unsecured Notes — 24A	2.80%		500,000		14,000	(14)	01/30/17
Unsecured Notes — 24B	4.13%		700,000		28,875	(14)	12/01/21

			11,177,641
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(14)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(14)	03/15/16

			325,000
CPG Partners, LP, subsidiary:
Unsecured Notes — CPG 6	6.88%		50,642		3,482	(14)	06/15/12
Unsecured Notes — CPG 7	6.00%		69,334		4,160	(14)	01/15/13

			119,976

Total Consolidated Unsecured Indebtedness			$11,622,617

Total Consolidated Indebtedness at Face Amounts			$18,421,368
Net Premium on Indebtedness			62,598
Net Discount on Indebtedness			(37,526)

Total Consolidated Indebtedness			$18,446,440

Our Share of Consolidated Indebtedness			$18,175,083

Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	2.09%		$132,888	(26)	$11,075		09/25/23
Atrium at Chestnut Hill	6.89%		41,486		3,880		03/11/31
Auburn Mall	6.02%		41,395		3,027		09/01/20
Aventura Mall	5.91%		430,000		25,392	(2)	12/11/17
Avenues, The	5.29%		68,016		5,325		04/01/13
Busan Premium Outlets	6.45	% (31)	17,278	(17)	1,114	(2)	12/28/15
California Department Stores	6.53%		31,300		2,044	(2)	11/01/17
Cape Cod Mall	5.75%		99,123		7,003		03/06/21
Circle Centre Mall	5.02%		68,159		5,165		04/11/13
Clay Terrace	5.08%		115,000		5,842	(2)	10/01/15
Cobblestone Court	5.00	% (28)	2,039		431		05/05/12
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2011
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Coddingtown Mall	3.20	% (1)	13,650		1,059		07/01/14	(3)
Crystal Mall	5.62%		90,514		7,319		09/11/32
Dadeland Mall	4.50%		450,000		27,361		12/05/21
Domain Residential Phase II	2.24	% (1)	36,382		815	(2)	07/22/13	(3)
Domain Residential Building P	4.00	% (28)	3,561		142	(2)	07/22/12
Domain Westin	2.25	% (1)	41,021		921	(2)	10/15/13	(3)
Emerald Square Mall	5.13%		123,678		9,479		03/01/13
Fashion Centre Pentagon Office	5.11%		40,000		2,043	(2)	07/01/21
Fashion Centre Pentagon Retail	4.87%		410,000		19,957	(2)	07/01/21
Fashion Valley Mall — 1	4.30%		475,000		20,425	(2)	01/04/21
Fashion Valley Mall — 2	6.00%		5,979		445		05/01/14
Firewheel Residential	5.91%		22,662		1,635		11/20/16	(3)
Florida Mall, The	5.25%		368,347		24,849		09/05/20
Gaitway Plaza	4.60%		13,900		640	(2)	07/01/15
Galleria Commerciali Italia — Facility A	5.37	% (16)	287,728		20,665		—	(40)
Galleria Commerciali Italia — Facility B	5.85	% (16)	285,645		21,664		—	(40)
Galleria Commerciali Italia — Catania	2.09	% (16)	90,806		1,895	(2)	12/17/12	(40)
Galleria Commerciali Italia — Cinisello — Fixed	5.38	% (16)	92,825		6,460		03/31/15	(40)
Galleria Commerciali Italia — Cinisello — Variable	2.11	% (16)	65,554		2,052		03/31/15	(40)
Galleria Commerciali Italia — Giugliano A	4.77	% (16)	34,965		1,669	(2)	10/20/13	(40)
Galleria Commerciali Italia — Giugliano B	4.78	% (16)	30,510		2,322		10/20/13	(40)
Galleria Commerciali Italia — Giugliano C	5.19	% (16)	11,500		1,529		10/20/13	(40)
Galleria Commerciali Italia — Argine	3.04	% (16)	56,722		8,797		07/28/22	(40)
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16
Gotemba Premium Outlets — Fixed	1.60%		49,257	(26)	9,121		10/25/14
Gotemba Premium Outlets — Variable	0.64	% (12)	6,848	(26)	1,414		05/31/12
Hamilton Town Center	1.90	% (1)	95,283		1,806	(2)	05/29/12
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		9,356		637		11/01/14
Indian River Mall	5.21%		63,389		4,313		11/01/14
Johor Premium Outlets	5.34	% (42)	27,273	(41)	1,456	(2)	03/31/18
Kobe Sanda Premium Outlets — Fixed	1.48%		19,587	(26)	4,147		01/31/14
Kobe Sanda Premium Outlets — Variable	0.90	% (12)	50,866	(26)	8,036		01/31/14
Lehigh Valley Mall	5.88%		137,478		9,943		07/05/20
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Rockingham	5.61%		260,000		14,586	(2)	03/10/17
Mall of New Hampshire	6.23%		131,246		10,079		10/05/15
Miami International Mall	5.35%		89,987		6,533		10/01/13
Northshore Mall	5.03%		194,706		13,566		03/11/34
Paju Premium Outlets	6.70	% (31)	68,594	(17)	4,596	(2)	04/01/13
Plaza at Buckland Hills, The	4.60%		24,800		1,142	(2)	07/01/15
Quaker Bridge Mall	7.03%		16,438		2,407		04/01/16
Ridgewood Court	4.60%		14,650		674	(2)	07/01/15
Rinku Premium Outlets	1.86%		21,512	(26)	7,570		11/25/14
Sano Premium Outlets	0.54	% (12)	33,011	(26)	13,855		05/31/18
Seminole Towne Center	5.97%		59,614		4,871		05/06/21
Sendai Premium Outlets	0.49	% (12)	34,367	(26)	4,910		10/31/18
Shops at Sunset Place, The	5.62%		77,086		5,892		09/01/20
Smith Haven Mall	5.16%		180,000		9,283	(2)	03/01/16
Solomon Pond	3.97%		102,620		6,505		08/01/13
SouthPark Residential	4.80%		22,000		1,056	(2)	05/01/21

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2011
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Springfield Mall	4.77	% (11)	65,981		3,492		11/30/15
Square One	5.47%		100,000		6,793		01/06/22
St. Johns Town Center	5.06%		166,015		11,025		03/11/15
St. John's Town Center Phase II	5.50	% (11)	77,500		4,266	(2)	05/10/15	(3)
Toki Premium Outlets — Variable	1.13	% (12)	15,074	(26)	2,180		04/30/15
Tosu Premium Outlets — Fixed	1.51%		4,210	(26)	2,488		08/24/13
Tosu Premium Outlets — Variable	0.53	% (12)	39,019	(26)	4,729		01/31/16
Village Park Plaza	4.60%		29,850		1,374	(2)	07/01/15
West Town Corners	4.60%		18,800		865	(2)	07/01/15
West Town Mall	6.34%		210,000		13,309	(2)	12/01/17
Westchester, The	6.00%		367,579		26,980		05/05/20
Whitehall Mall	7.00%		11,372		1,149		11/01/18
Yeoju Premium Outlets	5.88	% (31)	4,320	(17)	254	(2)	07/31/12

Total Joint Venture Secured Indebtedness at Face Amounts			$8,128,320
Mills Indebtedness at Face Amounts (detail in The Mills Limited Partnership Summary)			$7,322,894

Total Joint Venture and Mills Indebtedness at Face Amounts			$15,451,214
Net Premium on Indebtedness			7,457
Net Discount on Indebtedness			(350)

Total Joint Venture Indebtedness			$15,458,321	(22)

Our Share of Joint Venture Indebtedness			$6,501,508	(23)

THE MILLS LIMITED PARTNERSHIP
MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2011
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Mills Indebtedness:
Secured Indebtedness:
Arizona Mills	5.76%		$171,841		$12,268		07/01/20
Arundel Marketplace	5.92%		10,969		884		01/01/14
Arundel Mills	6.14%		378,932		28,116		08/01/14
Briarwood Mall	7.50%		116,151		10,641		11/30/16
Colorado Mills	2.08	% (18)	145,675		3,023	(2)	02/10/12
Concord Marketplace	5.76%		12,764		972		02/01/14
Concord Mills Mall	6.13%		157,592		13,208		12/07/12
Del Amo	1.80	% (1)	307,753		5,525	(2)	01/23/13	(3)
Denver West Village	5.04%		28,000		2,153		07/01/21
Discover Mills — 1	7.32%		23,700		1,735	(2)	02/12/12
Discover Mills — 2	6.08%		135,000		8,212	(2)	02/12/12
Dover Mall & Commons	5.57%		93,620		6,455		08/06/21
Esplanade, The	2.25	% (29)	71,396	(35)	1,603	(2)	02/01/12
Falls, The	7.50%		112,280		10,287		11/30/16
Franklin Mills	5.65%		290,000		16,385	(2)	06/01/17
Galleria at White Plains	2.25	% (29)	119,317	(35)	2,679	(2)	02/01/12
Grapevine Mills	5.91	% (38)	270,000		15,953	(2)	09/22/14	(3)
Great Mall of the Bay Area	6.01%		270,000		16,227	(2)	08/28/15	(3)
Gurnee Mills	5.77%		321,000		18,512	(2)	07/01/17
Hilltop Mall	4.99%		64,350		3,211	(2)	07/08/12
Katy Mills	6.69%		138,337		12,207		01/09/13
Lakeforest Mall	4.90%		137,988		8,978		07/08/13	(3)
Liberty Plaza	5.68%		43,000		2,442	(2)	06/01/17
Mall at Tuttle Crossing	5.05%		110,568		7,774		11/05/13
Marley Station	4.89%		114,400		5,595	(2)	07/01/12
Meadowood Mall	5.82%		124,871		8,818		11/06/21
Mills Senior Loan Facility	1.55	% (1)	655,000		10,122	(2)	06/07/12
Net Leases II	9.35%		20,873		1,952	(2)	01/10/23
Northpark Mall — Mills	2.25	% (29)	100,290	(35)	2,252	(2)	02/01/12
Ontario Mills	3.55	% (1)	175,000		6,204	(2)	12/05/13	(3)
Opry Mills	6.16%		280,000		17,248	(2)	10/10/16	(3)
Opry Mills — 2	5.00%		50,590		2,530	(2)	10/10/16	(3)
Outlets at Orange, The	6.25%		218,276		16,258		10/01/14
Potomac Mills	5.83%		410,000		23,901	(2)	07/11/17
Sawgrass Mills	5.82%		820,000		47,724	(2)	07/01/14
Shops at Riverside, The	2.40	% (1)	130,000		3,114	(2)	06/16/16	(3)
Southdale Center	5.18%		155,142		10,430		04/01/13	(3)(27)
Southridge Mall	5.23%		124,000		6,489	(2)	04/01/15
St. Louis Mills	6.39%		90,000		5,751	(2)	01/08/12
Stoneridge Shopping Center	7.50%		224,219		19,214		11/30/16

Total Mills Secured Indebtedness			$7,222,894
Unsecured Indebtedness:
TMLP Trust Preferred Unsecured Securities	2.75	% (1)	100,000		$2,745	(2)	03/30/36	(19)

Total Mills Unsecured Indebtedness			$100,000

Total Mills Indebtedness at Face Amounts			$7,322,894

Our Share of Mills Indebtedness			$2,816,459

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 80 bps to 400 bps. LIBOR as of December 31, 2011 was 0.3%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Applicable Borrower's option.

(4)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(5)
Through an interest rate swap agreement, interest on $200.0 million is essentially fixed at 3.40%. The interest rate presented is a blended rate.

(6)
Loans secured by these properties are cross-collateralized and cross-defaulted. Factory Stores of America includes Boaz, Georgetown, Graceville, Lebanon, Nebraska City and Story City.

(7)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(8)
Loans secured by these two properties are cross-collateralized and cross-defaulted.

(9)
Loan was paid off after December 31, 2011.

(10)
Loans secured by these four properties are cross-collateralized and cross-defaulted.

(11)
Associated with these loans are interest rate swap agreements that effectively fix the interest rate of the loans at the all-in rate presented.

(12)
Variable rate loans based on Yen LIBOR plus interest rate spreads ranging from 35 bps to 187.5 bps. Yen LIBOR as of December 31, 2011 was 0.1443%.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. This threshold was met and additional interest was paid in 2011.

(14)
Requires semi-annual payments of interest only.

(15)
$4,000,000 Credit Facility. As of December 31, 2011, the Credit Facility bears interest at LIBOR + 100 basis points and provides for different pricing based upon our investment grade rating. As of December 31, 2011, $3.0 billion was available after outstanding borrowings and letter of credits.

(16)
Amounts shown in USD Equivalent. Euro equivalent is 738.4 million. Associated with Facility A and B, Giugliano, and a portion of Cinisello are interest rate swap agreements with a total combined 573.8 million euros notional amount that effectively fixes Facility A and B, Giugliano, and a portion of Cinisello at a combined 5.14%.

(17)
Amounts shown in USD equivalent. Won Equivalent is 104,400.0 million.

(18)
LIBOR + 1.780%, with LIBOR capped at 4.000%.

(19)
Redeemable beginning March 30, 2011, pricing re-sets every 5 years based on an index of LIBOR + 2.45%.

(20)
We sold our interest in this property effective January 1, 2012.

(21)
Loans secured by these ten properties are cross-collateralized and cross-defaulted.

(22)
Total joint venture indebtedness does not include the secured debt on The Mall at The Source.

(23)
Our share of indebtedness for joint ventures excludes our share of indebtedness of $105.5 million in joint venture entities in which GCI holds a non-controlling interest.

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

(26)
Amounts shown in US Dollar Equivalent. Yen equivalent 31,473.6 million

(27)
On January 6, 2012, the maturity date was extended to April 1, 2016.

(28)
Through an interest rate floor agreement, the LIBOR rate is currently fixed at 1.00%.

(29)
LIBOR + 1.950%, with LIBOR capped at 6.00%.

(30)
Comprised of a $27.0 million note at 5.89% and a $20.0 million note that is non-interest bearing.

(31)
Variable rate loans based on 91 Day Korea CD rate plus interest rate spreads ranging from 230 bps to 312 bps. The 91 Day Korea CD rate as of December 31, 2011 was 3.58%.

(32)
Comprised of a $15.0 million note at 5.94% and a $12.8 million note that is non-interest bearing.

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

(38)
We have executed a swap agreement that fixes the interest rate on $245.0 million of this loan at 6.26%.

(39)
Loans secured by these three properties are cross-collateralized.

(40)
On January 9, 2012, the Operating Partnership sold its interest in GCI.

(41)
Amounts shown in USD Equivalent. Ringgit equivalent is 86,497.4 million.

(42)
Variable rate loans based on KLIBOR plus interest rate spread of 225 bps. KLIBOR as of December 31, 2011 was 3.09%.

(43)
In January 2012, this loan was refinanced with a new unsecured facility that matures on July 30, 2013.

The changes in consolidated mortgages and other indebtedness for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Balance, Beginning of Year	$17,473,760	$18,630,302	$18,042,532
Additions during period:
New Loan Originations	1,865,794	3,709,910	2,073,874
Loans assumed in acquisitions and consolidation	619,192	1,241,907	—
Net Premium	28,483	4,360	3,162
Deductions during period:
Loan Retirements	(1,471,034)	(6,053,631)	(1,427,858)
Amortization of Net Premiums	(8,438)	(9,066)	(10,627)
Scheduled Principal Amortization	(61,317)	(50,022)	(50,781)

Balance, Close of Year	$18,446,440	$17,473,760	$18,630,302

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

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            Our common stock trades on the New York Stock Exchange under the symbol "SPG". The quarterly price range for the shares and the distributions declared per share for each quarter in the last two fiscal years are shown below:

	High	Low	Close	Declared Dividends
2010
1st Quarter	$86.63	$68.76	$83.90	$0.60
2nd Quarter	93.59	78.63	80.75	0.60
3rd Quarter	98.39	76.47	92.74	0.60
4th Quarter	106.54	92.13	99.49	0.80
2011
1st Quarter	$110.49	$95.29	$107.16	$0.80
2nd Quarter	118.10	104.42	116.23	0.80
3rd Quarter	123.48	99.60	109.98	0.80
4th Quarter	131.92	103.32	128.94	1.10

            There is no established public trading market for Simon Property's Class B common stock. Dividends on the Class B common stock are identical to the common stock.

  Holders

            The number of holders of record of common stock outstanding was 1,847 as of December 31, 2011. The Class B common stock is subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

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

            Common stock dividends during 2011 aggregated $3.50 per share, including a special common stock dividend of $0.20 per share paid in December. Common stock dividends during 2010 aggregated $2.60. All 2011 and 2010 dividends were paid entirely in cash. On February 3, 2012, our Board of Directors approved a cash dividend of $0.95 per share of common stock for the first quarter of 2012 payable on February 29, 2012 to stockholders of record on February 15, 2012.

            We offer a dividend reinvestment plan that allows our stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

  Unregistered Sales of Equity Securities

            During the fourth quarter of 2011, we issued 19,514 shares of common stock to limited partners in exchange for an equal number of units. The issuance of the shares of common stock was made pursuant to the terms of the Partnership Agreement of the Operating Partnership and was exempt from registration provided by Section 4(2) of the Securities Act of 1933, as amended, or Section 4(2).

            On December 30, 2011, we sold 6,857 shares of common stock to David Simon at a price of $130.5725 per share, the same price used to purchase shares on that date under our dividend reinvestment plan. The shares were acquired by David Simon to satisfy the terms of his Series CEO LTIP Unit Award Agreement which awarded

Mr. Simon long-term incentive performance program units, or CEO LTIP units, which require the after-tax portion of the distributions paid on his CEO LTIP units to be reinvested in shares of our common stock. The transaction was exempt from registration in reliance upon Section 4(2).

  Issuances Under Equity Compensation Plans

            For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this report.

Item 6.    Selected Financial Data

            The information required by this item is incorporated herein by reference to the Selected Financial Data section of our 2011 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Item 7A.    Qualitative and Quantitative Disclosure About Market Risk

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report to Stockholders under the caption "Liquidity and Capital Resources — Market Risk," filed as Exhibit 13.1 to this Form 10-K.

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

            Management's Report on Internal Control Over Financial Reporting.    Our management's report on internal control over financial reporting is set forth in our 2011 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K and is incorporated herein by reference.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

            During the fourth quarter of the year covered by this report, the Audit Committee of our Board of Directors approved certain audit, audit-related and non-audit tax compliance and tax consulting services to be provided by Ernst & Young, LLP, the Company's independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2012 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A and the information included under the caption "Executive Officers of the Registrant" in Part I hereof.

Item 11.    Executive Compensation

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2012 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2012 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions and Director Independence

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2012 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 14.    Principal Accountant Fees and Services

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2012 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(1)	Consolidated Financial Statements

	Simon Property Group, Inc. and Subsidiaries' consolidated financial statements and independent registered public accounting firm's reports are included in our 2011 Annual Report to Stockholders, filed as Exhibit 13.1 to this Form 10-K and are incorporated herein by reference.
(2)	Financial Statement Schedule	Page No.
	Simon Property Group, Inc. and Subsidiaries Schedule III — Schedule of Real Estate and Accumulated Depreciation	55
	Notes to Schedule III	66
(3)	Exhibits
	The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	67

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
By	/s/ DAVID SIMON David Simon Chairman of the Board of Directors and Chief Executive Officer

February 28, 2012

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2012
/s/ HERBERT SIMON Herbert Simon	Chairman Emeritus and Director	February 28, 2012
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer and Director	February 28, 2012
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	February 28, 2012
/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	February 28, 2012
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	February 28, 2012
/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	February 28, 2012
/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	February 28, 2012

Signature	Capacity	Date

/s/ KAREN N. HORN Karen N. Horn	Director	February 28, 2012
/s/ ALLAN HUBBARD Allan Hubbard	Director	February 28, 2012
/s/ DANIEL C. SMITH Daniel C. Smith	Director	February 28, 2012
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2012
/s/ STEVEN K. BROADWATER Steven K. Broadwater	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Regional Malls
Anderson Mall	Anderson, SC	$26,203	$1,712	$15,227	$851	$20,602	$2,563	$35,829	$38,392	$15,506	1972
Arsenal Mall	Watertown (Boston), MA	709	14,714	47,680	—	8,702	14,714	56,382	71,096	19,469	1999 (4)
Bangor Mall	Bangor, ME	80,000	5,478	59,740	—	9,810	5,478	69,550	75,028	24,488	2004 (5)
Barton Creek Square	Austin, TX	—	2,903	20,929	7,983	63,147	10,886	84,076	94,962	47,203	1981
Battlefield Mall	Springfield, MO	88,930	3,919	27,231	3,000	62,067	6,919	89,298	96,217	54,855	1970
Bay Park Square	Green Bay, WI	—	6,358	25,623	4,133	24,641	10,491	50,264	60,755	23,146	1980
Bowie Town Center	Bowie (Washington, D.C.), MD	—	2,710	65,044	235	6,089	2,945	71,133	74,078	27,731	2001
Boynton Beach Mall	Boynton Beach (Miami), FL	—	22,240	78,804	4,666	25,150	26,906	103,954	130,860	44,006	1985
Brea Mall	Brea (Los Angeles), CA	—	39,500	209,202	—	25,731	39,500	234,933	274,433	89,797	1998 (4)
Broadway Square	Tyler, TX	—	11,306	32,431	—	22,674	11,306	55,105	66,411	25,541	1994 (4)
Brunswick Square	East Brunswick (New York), NJ	79,611	8,436	55,838	—	29,374	8,436	85,212	93,648	40,645	1973
Burlington Mall	Burlington (Boston), MA	—	46,600	303,618	19,600	93,602	66,200	397,220	463,420	135,790	1998 (4)
Castleton Square	Indianapolis, IN	—	26,250	98,287	7,434	72,100	33,684	170,387	204,071	69,658	1972
Charlottesville Fashion Square	Charlottesville, VA	—	—	54,738	—	14,483	—	69,221	69,221	29,049	1997 (4)
Chautauqua Mall	Lakewood, NY	—	3,257	9,641	—	16,453	3,257	26,094	29,351	13,591	1971
Chesapeake Square	Chesapeake (Virginia Beach), VA	67,767	11,534	70,461	—	20,070	11,534	90,531	102,065	46,098	1989
Cielo Vista Mall	El Paso, TX	—	1,005	15,262	608	47,278	1,613	62,540	64,153	35,825	1974
College Mall	Bloomington, IN	—	1,003	16,245	720	43,566	1,723	59,811	61,534	29,860	1965
Columbia Center	Kennewick, WA	—	17,441	66,580	—	24,549	17,441	91,129	108,570	37,199	1987
Copley Place	Boston, MA	—	—	378,045	—	95,740	—	473,785	473,785	133,769	2002 (4)
Coral Square	Coral Springs (Miami), FL	—	13,556	93,630	—	16,539	13,556	110,169	123,725	59,346	1984
Cordova Mall	Pensacola, FL	—	18,626	73,091	7,321	53,881	25,947	126,972	152,919	41,085	1998 (4)
Cottonwood Mall	Albuquerque, NM	—	10,122	69,958	—	5,464	10,122	75,422	85,544	37,564	1996
DeSoto Square	Bradenton, FL	62,409	9,011	52,675	—	7,156	9,011	59,831	68,842	26,694	1973
Domain, The	Austin, TX	207,113	45,152	197,010	—	137,126	45,152	334,136	379,288	51,764	2005
Edison Mall	Fort Myers, FL	—	11,529	107,350	—	30,027	11,529	137,377	148,906	52,348	1997 (4)
Empire Mall	Sioux Falls, SD	176,300	32,921	213,865	—	—	32,921	213,865	246,786	—	1998 (5) (6)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Fashion Mall at Keystone, The	Indianapolis, IN	—	—	120,579	—	50,980	—	171,559	171,559	67,300	1997 (4)
Firewheel Town Center	Garland (Dallas), TX	—	8,636	82,716	—	26,546	8,636	109,262	117,898	29,504	2004
Forest Mall	Fond Du Lac, WI	15,557	721	4,491	—	8,844	721	13,335	14,056	8,444	1973
Forum Shops at Caesars, The	Las Vegas, NV	—	—	276,567	—	210,525	—	487,092	487,092	156,930	1992
Great Lakes Mall	Mentor (Cleveland), OH	—	12,302	100,362	—	18,651	12,302	119,013	131,315	50,595	1961
Greenwood Park Mall	Greenwood (Indianapolis), IN	78,354	2,423	23,445	5,253	116,036	7,676	139,481	147,157	58,401	1979
Gulf View Square	Port Richey (Tampa), FL	—	13,690	39,991	1,688	18,046	15,378	58,037	73,415	26,088	1980
Haywood Mall	Greenville, SC	—	11,585	133,893	6	20,472	11,591	154,365	165,956	72,559	1998 (4)
Independence Center	Independence (Kansas City), MO	200,000	5,042	45,798	—	33,884	5,042	79,682	84,724	36,323	1994 (4)
Ingram Park Mall	San Antonio, TX	143,935	733	17,163	73	22,327	806	39,490	40,296	23,746	1979
Irving Mall	Irving (Dallas), TX	—	6,737	17,479	2,533	38,488	9,270	55,967	65,237	34,513	1971
Jefferson Valley Mall	Yorktown Heights (New York), NY	—	4,868	30,304	—	27,025	4,868	57,329	62,197	32,682	1983
King of Prussia—The Court & The Plaza	King of Prussia (Philadelphia), PA	154,583	169,828	1,172,806	—	9,557	169,828	1,182,363	1,352,191	15,016	2003(5) (6)
Knoxville Center	Knoxville, TN	—	5,006	21,617	3,712	34,253	8,718	55,870	64,588	32,405	1984
La Plaza Mall	McAllen, TX	—	1,375	9,828	6,569	41,296	7,944	51,124	59,068	25,709	1976
Laguna Hills Mall	Laguna Hills (Los Angeles), CA	—	27,928	55,446	—	13,581	27,928	69,027	96,955	28,019	1997 (4)
Lakeline Mall	Cedar Park (Austin), TX	—	10,088	81,568	14	16,256	10,102	97,824	107,926	43,262	1995
Lenox Square	Atlanta, GA	—	38,058	492,411	—	67,439	38,058	559,850	597,908	206,544	1998 (4)
Lima Mall	Lima, OH	—	7,659	35,338	—	12,099	7,659	47,437	55,096	22,969	1965
Lincolnwood Town Center	Lincolnwood (Chicago), IL	—	7,834	63,480	—	7,875	7,834	71,355	79,189	41,266	1990
Lindale Mall	Cedar Rapids, IA	—	13,763	69,175	—	—	13,763	69,175	82,938	—	1998 (5) (6)
Livingston Mall	Livingston (New York), NJ	—	22,214	105,250	—	40,288	22,214	145,538	167,752	50,412	1998 (4)
Longview Mall	Longview, TX	—	259	3,567	124	8,485	383	12,052	12,435	6,717	1978
Mall at Chestnut Hill, The	Chestnut Hill (Boston), MA	—	449	24,615	—	2,320	449	26,935	27,384	2,437	2002 (5)
Mall of Georgia	Buford (Atlanta), GA	—	47,492	326,633	—	4,732	47,492	331,365	378,857	102,120	1999 (5)
Maplewood Mall	St. Paul (Minneapolis), MN	—	17,119	80,758	—	23,538	17,119	104,296	121,415	30,853	2002 (4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Markland Mall	Kokomo, IN	20,598	—	7,568	—	15,835	—	23,403	23,403	11,080	1968
McCain Mall	N. Little Rock, AR	—	—	9,515	10,530	12,417	10,530	21,932	32,462	7,008	1973
Melbourne Square	Melbourne, FL	—	15,762	55,891	4,160	28,058	19,922	83,949	103,871	33,683	1982
Menlo Park Mall	Edison (New York), NJ	—	65,684	223,252	—	40,685	65,684	263,937	329,621	109,811	1997 (4)
Mesa Mall	Grand Junction, CO	87,250	12,965	89,235	—	—	12,965	89,235	102,200	—	1998 (5) (6)
Midland Park Mall	Midland, TX	30,071	687	9,213	—	20,626	687	29,839	30,526	15,990	1980
Miller Hill Mall	Duluth, MN	—	2,965	18,092	—	30,347	2,965	48,439	51,404	33,798	1973
Montgomery Mall	North Wales (Philadelphia), PA	84,226	27,105	86,915	2,279	27,580	29,384	114,495	143,879	34,557	2004 (5)
Muncie Mall	Muncie, IN	—	172	5,776	52	27,145	224	32,921	33,145	18,379	1970
North East Mall	Hurst (Dallas), TX	—	128	12,966	19,010	151,863	19,138	164,829	183,967	77,985	1971
Northfield Square Mall	Bourbonnais, IL	26,758	362	53,396	—	3,014	362	56,410	56,772	35,934	2004 (5)
Northgate Mall	Seattle, WA	—	24,369	115,992	—	92,530	24,369	208,522	232,891	74,534	1987
Northlake Mall	Atlanta, GA	—	33,400	98,035	—	4,508	33,400	102,543	135,943	62,644	1998 (4)
Northwoods Mall	Peoria, IL	—	1,185	12,779	2,372	37,947	3,557	50,726	54,283	30,149	1983
Oak Court Mall	Memphis, TN	—	15,673	57,304	—	9,306	15,673	66,610	82,283	29,010	1997 (4)
Ocean County Mall	Toms River (New York), NJ	—	20,404	124,945	—	27,642	20,404	152,587	172,991	56,390	1998 (4)
Orange Park Mall	Orange Park (Jacksonville), FL	—	12,998	65,121	—	40,745	12,998	105,866	118,864	47,950	1994 (4)
Orland Square	Orland Park (Chicago), IL	—	35,514	129,906	—	25,993	35,514	155,899	191,413	65,865	1997 (4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	69,956	24,544	100,287	2,279	9,208	26,823	109,495	136,318	57,913	2003 (4)
Paddock Mall	Ocala, FL	—	11,198	39,727	—	20,296	11,198	60,023	71,221	22,568	1980
Penn Square Mall	Oklahoma City, OK	97,500	2,043	155,958	—	34,895	2,043	190,853	192,896	76,751	2002 (4)
Pheasant Lane Mall	Nashua, NH	—	3,902	155,068	550	39,137	4,452	194,205	198,657	62,658	2004 (5)
Phipps Plaza	Atlanta, GA	—	16,725	210,610	2,225	31,392	18,950	242,002	260,952	91,246	1998 (4)
Plaza Carolina	Carolina (San Juan), PR	183,229	15,493	279,560	—	36,616	15,493	316,176	331,669	76,061	2004 (4)
Port Charlotte Town Center	Port Charlotte, FL	47,749	5,471	58,570	—	15,117	5,471	73,687	79,158	34,951	1989
Prien Lake Mall	Lake Charles, LA	—	1,842	2,813	3,091	39,145	4,933	41,958	46,891	21,663	1972

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Richmond Town Square	Richmond Heights (Cleveland), OH	42,238	2,600	12,112	—	57,013	2,600	69,125	71,725	46,563	1966
River Oaks Center	Calumet City (Chicago), IL	—	30,560	101,224	—	10,576	30,560	111,800	142,360	46,226	1997 (4)
Rockaway Townsquare	Rockaway (New York), NJ	—	41,918	212,257	—	36,773	41,918	249,030	290,948	89,794	1998 (4)
Rolling Oaks Mall	San Antonio, TX	—	1,929	38,609	—	13,129	1,929	51,738	53,667	28,721	1988
Roosevelt Field	Garden City (New York), NY	—	163,160	702,008	48	42,377	163,208	744,385	907,593	278,858	1998 (4)
Ross Park Mall	Pittsburgh, PA	—	23,541	90,203	—	83,671	23,541	173,874	197,415	73,342	1986
Rushmore Mall	Rapid City, SD	94,000	18,325	77,805	—	—	18,325	77,805	96,130	—	1998 (5) (6)
Santa Rosa Plaza	Santa Rosa, CA	—	10,400	87,864	—	12,845	10,400	100,709	111,109	39,074	1998 (4)
Shops at Mission Viejo, The	Mission Viejo (Los Angeles), CA	—	9,139	54,445	7,491	148,510	16,630	202,955	219,585	90,915	1979
South Hills Village	Pittsburgh, PA	—	23,445	125,840	2,945	27,124	26,390	152,964	179,354	59,428	1997 (4)
South Shore Plaza	Braintree (Boston), MA	—	101,200	301,495	—	152,415	101,200	453,910	555,110	133,117	1998 (4)
Southern Hills Mall	Sioux City, IA	101,500	18,069	84,545	—	—	18,069	84,545	102,614	—	1998 (5) (6)
Southern Park Mall	Youngstown, OH	—	16,982	77,767	97	25,729	17,079	103,496	120,575	47,674	1970
SouthPark	Charlotte, NC	193,925	42,092	188,055	100	167,489	42,192	355,544	397,736	117,954	2002 (4)
St. Charles Towne Center	Waldorf (Washington, D.C.), MD	—	7,710	52,934	1,180	28,473	8,890	81,407	90,297	41,524	1990
Stanford Shopping Center	Palo Alto (San Francisco), CA	240,000	—	339,537	—	8,349	—	347,886	347,886	89,783	2003 (4)
Summit Mall	Akron, OH	65,000	15,374	51,137	—	42,520	15,374	93,657	109,031	37,076	1965
Sunland Park Mall	El Paso, TX	30,789	2,896	28,900	—	8,379	2,896	37,279	40,175	23,284	1988
Tacoma Mall	Tacoma (Seattle), WA	—	37,803	125,826	—	82,120	37,803	207,946	245,749	77,443	1987
Tippecanoe Mall	Lafayette, IN	—	2,897	8,439	5,517	44,933	8,414	53,372	61,786	35,941	1973
Town Center at Aurora	Aurora (Denver), CO	—	9,959	56,832	6	56,938	9,965	113,770	123,735	49,312	1998 (4)
Town Center at Boca Raton	Boca Raton (Miami), FL	—	64,200	307,317	—	161,094	64,200	468,411	532,611	167,933	1998 (4)
Town Center at Cobb	Kennesaw (Atlanta), GA	280,000	32,355	158,225	—	15,155	32,355	173,380	205,735	64,854	1998 (5)
Towne East Square	Wichita, KS	—	8,525	18,479	4,095	42,323	12,620	60,802	73,422	35,394	1975
Towne West Square	Wichita, KS	50,644	972	21,203	61	12,789	1,033	33,992	35,025	21,230	1980
Treasure Coast Square	Jensen Beach, FL	—	11,124	72,990	3,067	36,452	14,191	109,442	123,633	47,221	1987
Tyrone Square	St. Petersburg (Tampa), FL	—	15,638	120,962	—	30,431	15,638	151,393	167,031	65,514	1972
University Park Mall	Mishawaka (South Bend), IN	—	16,768	112,158	7,000	50,509	23,768	162,667	186,435	108,137	1996 (4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Upper Valley Mall	Springfield, OH	45,541	8,421	38,745	—	10,751	8,421	49,496	57,917	21,858	1979
Valle Vista Mall	Harlingen, TX	40,000	1,398	17,159	329	20,684	1,727	37,843	39,570	20,995	1983
Virginia Center Commons	Glen Allen, VA	—	9,764	50,547	4,149	11,923	13,913	62,470	76,383	24,287	1991
Walt Whitman Shops	Huntington Station (New York), NY	119,489	51,700	111,258	3,789	46,100	55,489	157,358	212,847	70,169	1998 (4)
Washington Square	Indianapolis, IN	26,932	6,319	36,495	—	11,345	6,319	47,840	54,159	43,584	1974
West Ridge Mall	Topeka, KS	66,695	5,453	34,132	1,168	23,221	6,621	57,353	63,974	29,142	1988
Westminster Mall	Westminster (Los Angeles), CA	—	43,464	84,709	—	31,961	43,464	116,670	160,134	43,589	1998 (4)
White Oaks Mall	Springfield, IL	50,000	3,024	35,692	2,102	41,889	5,126	77,581	82,707	34,331	1977
Wolfchase Galleria	Memphis, TN	225,000	15,881	128,276	—	10,708	15,881	138,984	154,865	59,675	2002 (4)
Woodland Hills Mall	Tulsa, OK	95,081	34,211	187,123	—	14,143	34,211	201,266	235,477	76,438	2004 (5)
Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	—	3,900	97,059	—	4,718	3,900	101,777	105,677	30,362	2004 (4)
Allen Premium Outlets	Allen (Dallas), TX	—	13,855	43,687	97	15,850	13,952	59,537	73,489	21,006	2004 (4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	—	2,370	24,326	—	3,377	2,370	27,703	30,073	15,442	2004 (4)
Birch Run Premium Outlets	Birch Run, MI	107,578	11,560	77,856	—	1,250	11,560	79,106	90,666	6,039	2010 (4)
Calhoun Premium Outlets	Calhoun, GA	20,678	1,745	12,529	—	155	1,745	12,684	14,429	2,197	2010 (4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	—	16,670	224,721	482	63,310	17,152	288,031	305,183	66,533	2004 (4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	—	12,890	184,990	96	2,457	12,986	187,447	200,433	44,793	2004 (4)
Carolina Premium Outlets	Smithfield, NC	18,674	3,175	59,863	—	3,803	3,175	63,666	66,841	22,172	2004 (4)
Chicago Premium Outlets	Aurora (Chicago), IL	—	659	118,005	—	4,137	659	122,142	122,801	38,735	2004 (4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	—	14,117	71,520	—	4,219	14,117	75,739	89,856	9,350	2008
Clinton Crossing Premium Outlets	Clinton, CT	—	2,060	107,556	1,532	1,980	3,592	109,536	113,128	31,210	2004 (4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Columbia Gorge Premium Outlets	Troutdale (Portland), OR	—	7,900	16,492	—	2,327	7,900	18,819	26,719	8,334	2004 (4)
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	—	3,440	338,679	—	5,574	3,440	344,253	347,693	78,344	2004 (4)
Edinburgh Premium Outlets	Edinburgh (Indianapolis), IN	—	2,857	47,309	—	13,020	2,857	60,329	63,186	20,254	2004 (4)
Ellenton Premium Outlets	Ellenton (Tampa), FL	106,062	15,807	182,412	—	2,082	15,807	184,494	200,301	15,217	2010 (4)
Folsom Premium Outlets	Folsom (Sacramento), CA	—	9,060	50,281	—	2,882	9,060	53,163	62,223	19,429	2004 (4)
Gaffney Premium Outlets	Gaffney, SC	37,527	4,056	32,371	—	—	4,056	32,371	36,427	2,932	2010 (4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	—	9,630	194,122	—	8,479	9,630	202,601	212,231	55,457	2004 (4)
Grove City Premium Outlets	Grove City, PA	114,505	6,421	121,880	—	394	6,421	122,274	128,695	10,748	2010 (4)
Gulfport Premium Outlets	Gulfport, MS	25,546	—	27,949	—	399	—	28,348	28,348	2,767	2010 (4)
Hagerstown Premium Outlets	Hagerstown, MD	90,390	3,576	85,883	—	39	3,576	85,922	89,498	6,565	2010 (4)
Houston Premium Outlets	Cypress (Houston), TX	—	20,871	69,350	—	49,244	20,871	118,594	139,465	17,018	2007
Jackson Premium Outlets	Jackson (New York), NJ	—	6,413	104,013	3	4,285	6,416	108,298	114,714	26,123	2004 (4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	71,055	16,141	50,979	—	73,522	16,141	124,501	140,642	18,862	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	—	2,800	39,546	—	5,660	2,800	45,206	48,006	12,393	2004 (4)
Kittery Premium Outlets	Kittery, ME	43,556	11,832	94,994	—	6,210	11,832	101,204	113,036	21,876	2004 (4)
Las Americas Premium Outlets	San Diego, CA	180,000	45,168	251,878	—	4,596	45,168	256,474	301,642	32,702	2007 (4)
Las Vegas Premium Outlets—South	Las Vegas, NV	—	13,085	160,777	—	19,838	13,085	180,615	193,700	35,960	2004 (4)
Las Vegas Premium Outlets—North	Las Vegas, NV	—	25,435	134,973	450	66,672	25,885	201,645	227,530	50,917	2004 (4)
Lebanon Premium Outlets	Lebanon (Nashville), TN	15,706	1,758	10,189	—	247	1,758	10,436	12,194	1,176	2010 (4)
Lee Premium Outlets	Lee, MA	51,619	9,167	52,212	—	553	9,167	52,765	61,932	4,872	2010 (4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Leesburg Corner Premium Outlets	Leesburg (Washington D.C.), VA	—	7,190	162,023	—	4,087	7,190	166,110	173,300	48,864	2004 (4)
Liberty Village Premium Outlets	Flemington (New York), NJ	—	5,670	28,904	—	2,104	5,670	31,008	36,678	13,529	2004 (4)
Lighthouse Place Premium Outlets	Michigan City, IN	88,623	6,630	94,138	—	6,923	6,630	101,061	107,691	33,939	2004 (4)
Napa Premium Outlets	Napa, CA	—	11,400	45,023	—	1,996	11,400	47,019	58,419	14,536	2004 (4)
North Bend Premium Outlets	North Bend (Seattle), WA	—	2,143	36,197	—	2,387	2,143	38,584	40,727	9,098	2004 (4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	—	4,300	132,325	—	1,563	4,300	133,888	138,188	37,490	2004 (4)
Orlando Premium Outlets—International Dr	Orlando, FL	—	32,727	472,815	—	814	32,727	473,629	506,356	25,646	2010 (4)
Orlando Premium Outlets—Vineland Ave	Orlando, FL	—	14,040	304,410	15,855	46,615	29,895	351,025	380,920	74,954	2004 (4)
Osage Beach Premium Outlets	Osage Beach, MO	—	9,460	85,804	—	4,789	9,460	90,593	100,053	27,758	2004 (4)
Petaluma Village Premium Outlets	Petaluma, CA	—	13,322	13,710	—	—	13,322	13,710	27,032	7,791	2004 (4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	190,000	16,676	105,249	—	15,518	16,676	120,767	137,443	25,853	2006
Pismo Beach Premium Outlets	Pismo Beach, CA	33,850	4,317	19,044	—	812	4,317	19,856	24,173	2,499	2010 (4)
Pleasant Prairie Premium Outlets	Pleasant Prairie, WI	97,893	16,823	126,686	—	1,896	16,823	128,582	145,405	8,663	2010 (4)
Puerto Rico Premium Outlets	Barceloneta, PR	73,364	20,586	114,021	—	1,288	20,586	115,309	135,895	8,382	2010 (4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	66,150	8,129	61,950	—	150	8,129	62,100	70,229	4,716	2010 (4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	—	12,229	41,547	—	32,873	12,229	74,420	86,649	20,133	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	—	21,977	82,252	—	1,316	21,977	83,568	105,545	24,683	2005
San Marcos Premium Outlets	San Marcos, TX	145,231	13,180	287,179	—	1,034	13,180	288,213	301,393	15,826	2010 (4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Seattle Premium Outlets	Tulalip (Seattle), WA	—	—	103,722	—	17,967	—	121,689	121,689	31,497	2004 (4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	—	6,090	57,670	2	7,768	6,092	65,438	71,530	21,643	2004 (4)
The Crossings Premium Outlets	Tannersville, PA	49,253	7,720	172,931	—	10,228	7,720	183,159	190,879	44,730	2004 (4)
Vacaville Premium Outlets	Vacaville, CA	—	9,420	84,850	—	9,146	9,420	93,996	103,416	31,595	2004 (4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	—	22,630	77,316	—	3,096	22,630	80,412	103,042	25,022	2004 (4)
Waterloo Premium Outlets	Waterloo, NY	72,822	3,230	75,277	—	6,735	3,230	82,012	85,242	27,125	2004 (4)
Williamsburg Premium Outlets	Williamsburg, VA	104,427	10,323	223,789	—	349	10,323	224,138	234,461	12,719	2010 (4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	—	11,110	862,559	1,658	7,302	12,768	869,861	882,629	203,885	2004 (4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	—	4,900	282,031	—	7,729	4,900	289,760	294,660	74,409	2004 (4)
Community/Lifestyle Centers
ABQ Uptown	Albuquerque, NM	—	6,374	75,333	—	—	6,374	75,333	81,707	1,471	2011 (4)
Arboretum	Austin, TX	—	7,640	36,774	71	9,664	7,711	46,438	54,149	17,869	1998 (4)
Bloomingdale Court	Bloomingdale (Chicago), IL	25,923	8,748	26,184	—	12,067	8,748	38,251	46,999	19,220	1987
Charles Towne Square	Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	8,311	1976
Chesapeake Center	Chesapeake (Virginia Beach), VA	—	5,352	12,279	—	871	5,352	13,150	18,502	7,937	1989
Countryside Plaza	Countryside (Chicago), IL	—	332	8,507	2,554	9,711	2,886	18,218	21,104	8,962	1977
Dare Centre	Kill Devil Hills, NC	1,555	—	5,702	—	189	—	5,891	5,891	1,714	2004 (4)
DeKalb Plaza	King of Prussia (Philadelphia), PA	2,676	1,955	3,405	—	1,135	1,955	4,540	6,495	2,093	2003 (4)
Empire East	Sioux Falls, SD	—	3,023	10,420	—	—	3,023	10,420	13,443	—	1998 (5) (6)
Forest Plaza	Rockford, IL	18,391	4,132	16,818	453	11,901	4,585	28,719	33,304	12,103	1985
Gateway Center	Austin, TX	—	24,549	81,437	—	10,231	24,549	91,668	116,217	27,700	2004 (4)
Great Lakes Plaza	Mentor (Cleveland), OH	—	1,028	2,025	—	3,793	1,028	5,818	6,846	1,952	1976

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Greenwood Plus	Greenwood (Indianapolis), IN	—	1,129	1,792	—	4,367	1,129	6,159	7,288	3,260	1979
Henderson Square	King of Prussia (Philadelphia), PA	13,948	4,223	15,124	—	756	4,223	15,880	20,103	3,875	2003 (4)
Highland Lakes Center	Orlando, FL	—	7,138	25,284	—	2,020	7,138	27,304	34,442	17,752	1991
Ingram Plaza	San Antonio, TX	—	421	1,802	4	57	425	1,859	2,284	1,305	1980
Keystone Shoppes	Indianapolis, IN	—	—	4,232	—	1,144	—	5,376	5,376	2,131	1997 (4)
Lake Plaza	Waukegan (Chicago), IL	—	2,487	6,420	—	1,005	2,487	7,425	9,912	4,015	1986
Lake View Plaza	Orland Park (Chicago), IL	15,751	4,702	17,543	—	12,545	4,702	30,088	34,790	15,218	1986
Lakeline Plaza	Cedar Park (Austin), TX	17,229	5,822	30,875	—	6,918	5,822	37,793	43,615	16,180	1998
Lima Center	Lima, OH	—	1,781	5,151	—	6,988	1,781	12,139	13,920	5,788	1978
Lincoln Crossing	O'Fallon (St. Louis), IL	—	674	2,192	—	807	674	2,999	3,673	1,455	1990
Lincoln Plaza	King of Prussia (Philadelphia), PA	—	—	21,299	—	3,411	—	24,710	24,710	11,045	2003 (4)
MacGregor Village	Cary, NC	6,254	502	8,897	—	297	502	9,194	9,696	1,971	2004 (4)
Mall of Georgia Crossing	Buford (Atlanta), GA	—	9,506	32,892	—	618	9,506	33,510	43,016	13,932	2004 (5)
Markland Plaza	Kokomo, IN	—	206	738	—	6,135	206	6,873	7,079	3,380	1974
Martinsville Plaza	Martinsville, VA	—	—	584	—	408	—	992	992	792	1967
Matteson Plaza	Matteson (Chicago), IL	—	1,771	9,737	—	3,770	1,771	13,507	15,278	7,219	1988
Muncie Towne Plaza	Muncie, IN	7,163	267	10,509	87	1,786	354	12,295	12,649	5,234	1998
New Castle Plaza	New Castle, IN	—	128	1,621	—	1,369	128	2,990	3,118	1,623	1966
North Ridge Plaza	Joliet (Chicago), IL	—	2,831	7,699	—	4,434	2,831	12,133	14,964	5,897	1985
North Ridge Shopping Center	Raleigh, NC	7,639	385	12,838	—	782	385	13,620	14,005	2,936	2004 (4)
Northwood Plaza	Fort Wayne, IN	—	148	1,414	—	1,865	148	3,279	3,427	2,084	1974
Palms Crossing	McAllen, TX	38,202	13,496	45,925	—	9,067	13,496	54,992	68,488	10,610	2006
Regency Plaza	St. Charles (St. Louis), MO	3,776	616	4,963	—	587	616	5,550	6,166	2,821	1988
Richardson Square	Richardson (Dallas), TX	—	6,285	—	990	15,229	7,275	15,229	22,504	2,034	1977
Rockaway Commons	Rockaway (New York), NJ	—	5,149	26,435	—	7,840	5,149	34,275	39,424	10,721	1998 (4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Rockaway Town Plaza	Rockaway (New York), NJ	—	—	18,698	2,225	2,961	2,225	21,659	23,884	4,607	2004
Shops at Arbor Walk, The	Austin, TX	43,176	930	42,546	—	4,403	930	46,949	47,879	9,412	2005
Shops at North East Mall, The	Hurst (Dallas), TX	—	12,541	28,177	402	4,657	12,943	32,834	45,777	16,238	1999
St. Charles Towne Plaza	Waldorf (Washington, D.C.), MD	24,542	8,377	18,993	—	3,940	8,377	22,933	31,310	11,797	1987
Teal Plaza	Lafayette, IN	—	99	878	—	1,557	99	2,435	2,534	1,465	1962
Terrace at the Florida Mall	Orlando, FL	—	2,150	7,623	—	5,251	2,150	12,874	15,024	5,903	1989
Tippecanoe Plaza	Lafayette, IN	—	—	745	234	5,196	234	5,941	6,175	3,486	1974
University Center	Mishawaka (South Bend), IN	—	3,071	7,413	—	1,828	3,071	9,241	12,312	7,738	1980
Washington Plaza	Indianapolis, IN	—	941	1,697	—	1,159	941	2,856	3,797	2,523	1976
Waterford Lakes Town Center	Orlando, FL	—	8,679	72,836	—	14,104	8,679	86,940	95,619	40,419	1999
West Ridge Plaza	Topeka, KS	4,720	1,376	4,560	—	2,085	1,376	6,645	8,021	3,368	1988
White Oaks Plaza	Springfield, IL	14,325	3,169	14,267	—	3,494	3,169	17,761	20,930	8,255	1986
Wolf Ranch Town Center	Georgetown (Austin), TX	—	21,403	51,547	—	9,413	21,403	60,960	82,363	14,729	2004
Other Properties
Factory Stores of America — Boaz	Boaz, AL	2,540	—	924	—	87	—	1,011	1,011	190	2004 (4)
Factory Stores of America — Georgetown	Georgetown, KY	6,019	148	3,610	—	39	148	3,649	3,797	733	2004 (4)
Factory Stores of America — Graceville	Graceville, FL	1,789	12	408	—	150	12	558	570	70	2004 (4)
Factory Stores of America — Lebanon	Lebanon, MO	1,503	24	214	—	6	24	220	244	11	2004 (4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Factory Stores of America — Nebraska City	Nebraska City, NE	1,411	26	566	—	47	26	613	639	215	2004 (4)
Factory Stores of America — Story City	Story City, IA	1,743	7	526	—	34	7	560	567	156	2004 (4)
Florida Keys Outlet Center	Florida City, FL	10,824	1,560	1,748	—	822	1,560	2,570	4,130	429	2010 (4)
Gwinnett Place	Duluth (Atlanta), GA	115,000	6,361	108,637	—	—	6,361	108,637	114,998	—	1998 (5) (7)
Huntley Outlet Center	Huntley, IL	30,276	3,495	2,027	—	127	3,495	2,154	5,649	289	2010 (4)
Shops at Nanuet, The	Nanuet (New York), NY	—	27,310	162,993	—	5,614	27,310	168,607	195,917	165,289	1998 (4)
Naples Outlet Center	Naples, FL	16,274	1,514	519	—	—	1,514	519	2,033	184	2010 (4)
Outlet Marketplace	Orlando, FL	—	3,367	1,557	—	48	3,367	1,605	4,972	347	2010 (4)
The Shoppes at Branson Meadows	Branson, MO	8,685	—	5,205	—	487	—	5,692	5,692	654	2004 (4)
University Town Plaza	Pensacola, FL	—	4,256	26,657	1,753	4,769	6,009	31,426	37,435	28,830	1994
Development Projects
Merrimack Premium Outlets		—	17,306	83,404	—	—	17,306	83,404	100,710	—
Other pre- development costs		—	20,373	174,800	—	—	20,373	174,800	195,173	780
Other		—	2,614	10,133	—	1,820	2,614	11,953	14,567	4,874

		$6,041,485	$2,941,448	$21,097,632	$195,533	$5,098,717	$3,136,981	$26,196,349	$29,333,330	$8,148,170

Simon Property Group, Inc. and Subsidiaries

Notes to Schedule III as of December 31, 2011

(Dollars in thousands)

(1)    Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Balance, beginning of year	$27,192,223	$25,023,715	$24,907,970
Acquisitions and consolidations (5)	2,068,452	2,200,102	—
Improvements	552,455	273,255	315,928
Disposals	(479,800)	(304,849)	(200,183)

Balance, close of year	$29,333,330	$27,192,223	$25,023,715

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2011 was $23,502,281.

(2)       Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Balance, beginning of year	$7,485,821	$6,806,670	$6,015,677
Depreciation expense	906,554	874,450	893,139
Disposals	(244,205)	(195,299)	(102,146)

Balance, close of year	$8,148,170	$7,485,821	$6,806,670

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

(6)
Amounts represent preliminary purchase price allocation and are subject to change upon finalization.

(7)
Our interests in the property were sold effective January 1, 2012.

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

10.6*	Simon Property Group, L.P. 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed May 9, 2008).
10.7*	Amendment to Simon Property Group, L.P. 1998 Stock Incentive Plan dated July 6, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on July 7, 2011).
10.8*	Form of Nonqualified Stock Option Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant's 2004 Form 10-K).
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

10.11*

Employment Agreement among Richard S. Sokolov, the Registrant, and Simon Property Group Administrative Services Partnership,  L.P. dated January 1, 2007 (incorporated by reference to Exhibit 10.12 of the Registrant's 2008 Form 10-K).

10.12*	Employment Agreement between the Registrant and David Simon effective as of July 6, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 7, 2011).
10.13

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

10.14

Voting Agreement dated as of June 20, 2004 among the Registrant, Simon Property Group, L.P. and certain holders of shares of common stock of Chelsea Property Group, Inc. and/or common units of CPG Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed June 22, 2004).

10.15

Form of Amendment to Performance-Based Restricted Stock Award Agreement under 2008 Stock Incentive Program (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed May 1, 2009).

10.16*	Non-Qualified Deferred Compensation Plan dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009).
10.17*

Amendment — 2008 Performance Based-Restricted Stock Agreement dated as of March 6, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009).

10.18	$3,565,000,000 Credit Agreement dated as of December 8, 2009 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed December 11, 2009).

Exhibits
10.19*

Form of Series 2010 LTIP Unit (Three Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 19, 2010).

10.20*

Form of Series 2010 LTIP Unit (Two Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 19, 2010).

10.21*

Form of Series 2010 LTIP Unit (One Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed March 19, 2010).

10.22*	Simon Property Group Series CEO LTIP Unit Award Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 7, 2011).
10.23*	Form of Simon Property Group Series 2011 LTIP Unit Award Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 7, 2011).
10.24*	First Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement dated as of December 13, 2011.
10.25*	Description of Director and Executive Compensation Agreements.
12.1	Statement regarding computation of ratios.
13.1

Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements of the Registrant as contained in the Registrant's 2011 Annual Report to Stockholders.

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
101

The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements.

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.