Form 10-Q
period 2012-03-31
SIMON PROPERTY GROUP INC /DE/
filed 2012-05-08
CIK 1063761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, Simon Property Group, Inc. had 303,088,958 shares of common stock, par value $0.0001 per share and 8,000 shares of Class B common stock, par value $0.0001 per share outstanding.

Simon Property Group, Inc. and Subsidiaries

Form 10-Q

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	March 31, 2012	December 31, 2011
ASSETS:
Investment properties at cost	$33,923,326	$29,657,046
Less — accumulated depreciation	8,587,591	8,388,130

	25,335,735	21,268,916
Cash and cash equivalents	880,549	798,650
Tenant receivables and accrued revenue, net	417,085	486,731
Investment in unconsolidated entities, at equity	1,930,480	1,378,084
Investment in Klépierre, at equity	2,054,820	—
Deferred costs and other assets	1,798,796	1,633,544
Notes receivable from related party	—	651,000

Total assets	$32,417,465	$26,216,925

LIABILITIES:
Mortgages and other indebtedness	$22,800,562	$18,446,440
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,127,794	1,091,712
Cash distributions and losses in partnerships and joint ventures, at equity	710,314	695,569
Other liabilities and accrued dividends	222,874	170,971

Total liabilities	24,861,544	20,404,692

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	262,387	267,945
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	44,965	45,047
Common stock, $0.0001 par value, 511,990,000 shares authorized, 306,954,102 and 297,725,698 issued and outstanding, respectively	31	30
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,093,132	8,103,133
Accumulated deficit	(2,885,666)	(3,251,740)
Accumulated other comprehensive loss	(23,720)	(94,263)
Common stock held in treasury at cost, 3,865,144 and 3,877,448 shares, respectively	(150,836)	(152,541)

Total stockholder's equity	6,077,906	4,649,666
Noncontrolling interests	1,215,628	894,622

Total equity	7,293,534	5,544,288

Total liabilities and equity	$32,417,465	$26,216,925

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2012	2011
REVENUE:
Minimum rent	$702,098	$644,332
Overage rent	27,680	17,142
Tenant reimbursements	306,388	281,425
Management fees and other revenues	32,287	30,492
Other income	50,516	46,483

Total revenue	1,118,969	1,019,874

EXPENSES:
Property operating	104,740	99,541
Depreciation and amortization	285,109	266,310
Real estate taxes	98,702	93,264
Repairs and maintenance	25,641	30,835
Advertising and promotion	21,098	21,888
Provision for credit losses	3,545	1,405
Home and regional office costs	32,858	29,056
General and administrative	13,889	7,667
Other	17,778	19,018

Total operating expenses	603,360	568,984

OPERATING INCOME	515,609	450,890
Interest expense	(258,079)	(248,119)
Income tax expense of taxable REIT subsidiaries	(891)	(1,142)
Income from unconsolidated entities	30,353	18,621
Gain (loss) upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	494,837	(584)

CONSOLIDATED NET INCOME	781,829	219,666
Net income attributable to noncontrolling interests	135,585	39,420
Preferred dividends	834	834

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$645,410	$179,412

BASIC EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$2.18	$0.61

DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$2.18	$0.61

Consolidated Net Income	$781,829	$219,666
Unrealized gain (loss) on derivative hedge agreements	11,692	(11,283)
Net loss on derivative instruments reclassified from accumulated other comprehensive income into interest expense	5,115	3,944
Currency translation adjustments	43,941	21,899
Changes in available-for-sale securities and other	24,535	2,241

Comprehensive income	867,112	236,467
Comprehensive income attributable to noncontrolling interests	150,325	42,273

Comprehensive income attributable to common stockholders	$716,787	$194,194

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$781,829	$219,666
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	298,502	274,279
(Gain) loss upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(494,837)	584
Straight-line rent	(7,427)	(5,888)
Equity in income of unconsolidated entities	(30,353)	(18,621)
Distributions of income from unconsolidated entities	27,887	22,435
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	77,613	59,945
Deferred costs and other assets	(71,948)	(47,513)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(8,312)	(52,582)

Net cash provided by operating activities	572,954	452,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(3,618,399)	—
Repayments of loans from related parties	92,600	—
Capital expenditures, net	(124,248)	(59,711)
Cash impact from the consolidation of properties	91,170	—
Net proceeds from sale of assets	375,838	3,438
Investments in unconsolidated entities	(61,744)	(2,763)
Purchase of marketable and non-marketable securities	(7,245)	(8,830)
Distributions of capital from unconsolidated entities and other	76,721	55,837

Net cash used in investing activities	(3,175,307)	(12,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	1,214,086	359
Distributions to noncontrolling interest holders in properties	(5,110)	(22,101)
Contributions from noncontrolling interest holders in properties	—	52
Preferred distributions of the Operating Partnership	(479)	(479)
Preferred dividends and distributions to stockholders	(280,034)	(235,283)
Distributions to limited partners	(57,907)	(48,292)
Proceeds from issuance of debt, net of transaction costs	4,056,144	—
Repayments of debt	(2,242,448)	(295,200)

Net cash provided by (used in) financing activities	2,684,252	(600,944)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	81,899	(160,668)
CASH AND CASH EQUIVALENTS, beginning of period	798,650	796,718

CASH AND CASH EQUIVALENTS, end of period	$880,549	$636,050

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except share and per share amounts and where indicated in millions or billions)

1.         Organization

            Simon Property Group, Inc., or Simon Property, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code. Simon Property Group, L.P., or the Operating Partnership, is our majority-owned partnership subsidiary that owns all of our real estate properties and other assets. In these condensed notes to the unaudited consolidated financial statements, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership, and its subsidiaries.

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of March 31, 2012, we owned or held an interest in 325 income-producing properties in the United States, which consisted of 161 regional malls, 58 Premium Outlets, 70 community/lifestyle centers, 13 properties in the Mills portfolio, and 23 other shopping centers or outlet centers in 41 states and Puerto Rico. Internationally, as of March 31, 2012, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, on March 14, 2012, we purchased a 28.7% equity stake in Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, approximately 271 shopping centers located in 13 countries in Europe.

2.         Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

            These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2011 Annual Report on Form 10-K.

            As of March 31, 2012, we consolidated 229 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 90 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting. We manage the day-to-day operations of 76 of the 90 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Malaysia, and Mexico comprise 12 of the remaining 14 joint venture properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner.

            We allocate net operating results of the Operating Partnership after preferred distributions to third parties and to us based on the partners' respective weighted average ownership interests in the Operating Partnership. Net operating results of the Operating Partnership attributed to third parties are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in the Operating Partnership was 82.9% and 83.0% for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, our ownership interest in the Operating Partnership was 83.2% and 82.8%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in the Operating Partnership.

            Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests held by limited partners, or preferred units, and are included in net income attributable to noncontrolling interests.

  Reclassifications

            We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2012 presentation. These reclassifications had no impact on previously reported net income attributable to common stockholders or earnings per share.

3.         Significant Accounting Policies

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers' acceptances, Eurodollars, repurchase agreements, and money market deposits or securities. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents are in excess of FDIC and SIPC insurance limits.

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

            Our investments in Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC, are accounted for as available-for-sale securities. These investments are adjusted to their quoted market price, including a related foreign exchange component, with corresponding adjustment in other comprehensive income (loss). At March 31, 2012, we owned 35.4 million shares each of CSCG and of CAPC. At March 31, 2012, the market value of our investments in CSCG and CAPC was $187.3 million and $108.4 million, respectively, with an aggregate net unrealized gain on these investments of approximately $63.9 million. The market value of our investments in CSCG and CAPC at December 31, 2011 was $170.7 million and $100.9 million, respectively, with an aggregate unrealized gain of $39.7 million.

            Net unrealized gains recorded in other comprehensive income (loss) as of March 31, 2012 and December 31, 2011 were approximately $66.4 million and $41.9 million, respectively, and represent the valuation and related currency adjustments for our marketable securities. As of March 31, 2012, we do not consider any of the declines in value of our marketable and non-marketable securities to be an other-than-temporary impairment, as these market value declines, if any, have existed for a short period of time, and, in the case of debt securities, we have the ability and intent to hold these securities to maturity.

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

            As of March 31, 2012 and December 31, 2011, we also had investments of $25.2 million and $24.9 million, respectively, which must be used to fund the debt service requirements of mortgage debt related to investment properties sold that previously collateralized the debt. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

            At March 31, 2012 and December 31, 2011, we had investments of $105.1 million in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no adjustment in the carrying value was required.

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

            At March 31, 2012 and December 31, 2011, we had investments in three mortgage and mezzanine loans with an aggregate carrying value of $162.9 million and $162.8 million, respectively. These loans mature at various dates through October 2012 with a weighted average maturity of approximately three months. Certain of these loans require interest-only payments while others require payments of interest and principal based on a 30 year amortization. Interest rates on these loans are fixed between 5.9% and 7.0% per annum with a weighted average interest rate of approximately 6.3% and approximate market rates for instruments of similar quality and duration. During the three months ended March 31, 2012 and March 31 2011, we recorded $3.1 million and $6.9 million, respectively, in interest income earned from these loans held for investment. Payments on each of these loans were current as of March 31, 2012. In April 2012, one of these mortgage loans with a principal balance of $76.7 million was repaid in its entirety.

            On December 9, 2011, we paid consideration of $88.8 million to acquire a 50% equity interest in two real estate developments for which we are the construction lender. The loans primarily bear interest at 7.0% and mature in May and July 2013. At March 31, 2012 and December 31, 2011, the aggregate amount drawn on the loans was $82.3 million and $50.7 million, respectively. We consolidated these assets as of the date we acquired our equity interest and, accordingly, amounts drawn on the loans are eliminated in consolidation.

  Fair Value Measurements

            We hold marketable securities that totaled $451.2 million and $417.0 million at March 31, 2012 and December 31, 2011, respectively, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $8.4 million and $12.2 million at March 31, 2012 and December 31, 2011, respectively, and a gross asset value of $1.2 million and $14.9 million at March 31, 2012 and December 31, 2011, respectively. We also have interest rate cap agreements with nominal asset values.

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

            Note 6 includes a discussion of the fair value of debt measured using Level 1 and Level 2 inputs. Note 5 includes a discussion of the fair values recorded in purchase accounting and impairment, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment include our estimations of net operating results of the property, capitalization rates and discount rates.

  Noncontrolling Interests and Temporary Equity

            Details of the carrying amount of our noncontrolling interests are as follows:

	As of March 31, 2012	As of December 31, 2011
Limited partners' interests in the Operating Partnership	$1,216,247	$953,622
Nonredeemable noncontrolling deficit interests in properties, net	(619)	(59,000)

Total noncontrolling interests reflected in equity	$1,215,628	$894,622

            The remaining interest in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity within limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheets. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit. There are no noncontrolling interests redeemable at amounts in excess of fair value.

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

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended March 31,
	2012	2011
Noncontrolling interests, beginning of period	$894,622	$802,972
Net Income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	133,010	38,941
Distributions to noncontrolling interest holders	(58,098)	(70,393)
Other comprehensive income allocable to noncontrolling interests:
Unrealized gain (loss) on interest rate hedge agreements	2,401	(1,900)
Net loss on derivative instruments reclassified from accumulated comprehensive loss into interest expense	858	671
Currency translation adjustments	7,523	3,739
Changes in available-for-sale securities and other	3,958	343

	14,740	2,853

Adjustment to limited partners' interest from increased (decreased) ownership in the Operating Partnership	163,845	(5,638)
Units issued to limited partners	—	202
Units exchanged for common shares	(1,418)	(2,211)
Purchase of noncontrolling interest and other	68,927	4,426

Noncontrolling interests, end of period	$1,215,628	$771,152

  Derivative Financial Instruments

            We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We use a variety of derivative financial instruments in the normal course of business to selectively manage or hedge the risks associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there was no significant ineffectiveness from any of our derivative activities during the period. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract. We have no credit-risk-related hedging or derivative activities.

            As of March 31, 2012, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	3	$485.2 million
Interest Rate Caps	6	$445.4 million

            The carrying value of our interest rate swap agreements, at fair value, is a net liability balance of $8.4 million and $10.0 million at March 31, 2012 and December 31, 2011, respectively, and is included in other liabilities and accrued dividends. The interest rate cap agreements were of nominal value at March 31, 2012 and December 31, 2011 and we generally do not apply hedge accounting to these arrangements.

            We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥5.0 billion remains as of March 31, 2012 for all forward contracts. We entered into Yen:USD forward contracts during 2010 for approximately ¥1.7 billion that we expect to receive through October 2012 and we entered into Yen:USD forward contracts during 2011 for ¥3.8 billion that we expect to receive through October 2013. In 2012, we entered into additional Yen:USD forward contracts for approximately ¥2.5 billion that we expect to receive through January 5, 2015. The March 31, 2012 net asset balance related to these forward contracts was $1.2 million which is included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            In 2011, we entered into a Euro:USD forward contract with a €141.3 million notional value which was designated as a net investment hedge. The December 31, 2011 asset balance related to this forward was $14.9 million and is included in deferred costs and other assets. We apply hedge accounting and the change in fair value for this Euro forward contract is reflected in other comprehensive income. Changes in the value of this hedge are offset by changes in the underlying hedged Euro-denominated joint venture investment. In connection with our sale of Gallerie Commerciali Italia, or GCI, as further discussed in Note 5, this hedge was terminated in January 2012.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $99.0 million and $115.8 million as of March 31, 2012 and December 31, 2011, respectively.

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

	For the Three Months Ended March 31,
	2012	2011
Net Income available to Common Stockholders — Basic	$645,410	$179,412
Effect of dilutive securities:
Impact to General Partner's interest in Operating Partnership from all dilutive securities and options	—	22

Net Income available to Common Stockholders — Diluted	$645,410	$179,434

Weighted Average Shares Outstanding — Basic	295,693,410	293,080,205
Effect of stock options	1,110	210,291

Weighted Average Shares Outstanding — Diluted	295,694,520	293,290,496

            For the three months ended March 31, 2012, potentially dilutive securities include stock options, units that are exchangeable for common stock and long-term incentive performance, or LTIP, units granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. The only securities that had a dilutive effect for the three months ended March 31, 2012 and 2011 were stock options. We accrue dividends when they are declared.

5.         Investment in Unconsolidated Entities

  Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held joint venture ownership interests in 78 properties in the United States as of March 31, 2012 and 87 properties as of December 31, 2011. At March 31, 2012, we also held interests in eight joint venture properties in Japan, two joint venture properties in South Korea, one joint venture property in Mexico, and one joint venture property in Malaysia. We account for these joint venture properties using the equity method of accounting. As discussed below, on January 9, 2012, we sold our interest in GCI which owns 45 properties located in Italy. Additionally, on March 14, 2012, we purchased a 28.7% equity stake in Klépierre.

            Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate joint venture agreements and our industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions), which may result in either the sale of our interest or the use of available cash or borrowings, or the use of limited partnership interests in the Operating Partnership, to acquire the joint venture interest from our partner.

  Unconsolidated Property Transactions

            On January 6, 2012, SPG-FCM Ventures, LLC, or SPG-FCM, which holds our investment in the Mills Limited Partnership, or TMLP, distributed its interest in Del Amo Fashion Center to SPG-FCM's joint venture partners. We purchased our venture partner's 25% interest for $50.0 million, which increased our ownership in the property to 50%. As a part of the transaction, we and our venture partner each contributed $50.0 million to SPG-FCM which was used to pay down TMLP's senior loan and the loan we made to SPG-FCM, as discussed below.

            On March 22, 2012, we acquired additional interests in 26 properties previously held in TMLP, or the Mills transaction, from our joint venture partner. The transaction resulted in 16 of the properties remaining unconsolidated, the consolidation of nine previously unconsolidated properties and the purchase of the remaining noncontrolling interest in a previously consolidated property. The transaction was valued at $1.5 billion, which included repayment of the remaining $562.1 million balance on TMLP's senior loan facility, and retirement of $100.0 million of TMLP's trust preferred securities. In connection with the transaction, our $558.4 million loan to SPG-FCM was extinguished on a non-cash basis. We consolidated approximately $2.6 billion in additional property-level mortgage debt in connection with this transaction. This property-level mortgage debt was previously presented as debt of our unconsolidated entities. We and our joint venture partner had equal ownership in these properties prior to the transaction.

            The consolidation of the previously unconsolidated properties resulted in a remeasurement of our previously held interest in each of these properties to fair value and recognition of a corresponding non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million for the excess of carrying value of our remaining investment in SPG-FCM over its estimated fair value. The gain on the transaction and impairment charge are included in Gain (loss) upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. The assets and liabilities of the newly consolidated properties acquired in the Mills transaction have been reflected at their estimated fair value at the acquisition date, the majority of which, approximately $4.3 billion, was allocated to the investment property. This purchase price allocation is preliminary and is subject to revision within the measurement period, not to exceed one year from the date of acquisition.

            On December 31, 2011, as discussed in Note 9, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner.

  Loan to SPG-FCM

            As discussed above, our loan to SPG-FCM was extinguished in the Mills transaction. During the three month periods ended March 31, 2012 and 2011, we recorded approximately $2.0 million and $2.5 million in interest income (net of inter-entity eliminations), related to this loan, respectively. The loan bore interest at a rate of LIBOR plus 275 basis points.

  International Joint Venture Investments

            We conduct our international operations through joint venture arrangements and account for all of our international joint venture investments using the equity method of accounting.

            European Joint Ventures.    At December 31, 2011, we had a 49% ownership interest in GCI. On January 9, 2012, we sold our entire ownership interest in GCI to our venture partner, Auchan S.A. The aggregate cash we received was $375.8 million and we recognized a gain on the sale of $28.8 million. Our investment carrying value included $39.5 million of accumulated losses related to currency translation and net investment hedge accumulated balances which had been recorded in accumulated other comprehensive income (loss).

            On March 14, 2012, we acquired a 28.7% equity stake in Klépierre for approximately $2.0 billion. At March 31, 2012, the carrying value of our investment including excess investment was $2.0 billion, including all related components of accumulated other comprehensive income (loss). At March 31, 2012, we owned 54,430,000 shares of Klépierre, which had a quoted market price of $34.69 per share. We account for our investment in Klépierre under the equity method as we have determined we have significant influence over its operations. Our share of the results of Klépierre during our ownership period was immaterial.

            Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $337.6 million and $349.5 million as of March 31, 2012 and December 31, 2011, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $48.4 million and $43.8 million as of March 31, 2012 and December 31, 2011, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our investments in joint ventures and share of income from our joint ventures, excluding Klépierre, follows. The statements of operations include amounts related to our investment in GCI, which was sold on January 9, 2012. In addition, we acquired additional controlling interests in The Plaza at King of Prussia and The Court at King of Prussia, or collectively, King of Prussia, on August 25, 2011 and nine properties in the Mills transaction on March 22, 2012. These previously unconsolidated properties are now consolidated properties as of the acquisition dates. Additionally, on December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. The results of operations are classified as (loss)/income from discontinued joint venture interests in the accompanying joint venture statements of operations. Balance sheet information for the joint ventures is as follows:

	March 31, 2012	December 31, 2011
BALANCE SHEETS
Assets:
Investment properties, at cost	$14,161,851	$20,481,657
Less — accumulated depreciation	4,588,199	5,264,565

	9,573,652	15,217,092
Cash and cash equivalents	530,886	806,895
Tenant receivables and accrued revenue, net	190,922	359,208
Investment in unconsolidated entities, at equity	40,171	133,576
Deferred costs and other assets	364,255	526,101

Total assets	$10,699,886	$17,042,872

Liabilities and Partners' Deficit:
Mortgages and other indebtedness	$11,468,736	$15,582,321
Accounts payable, accrued expenses, intangibles, and deferred revenue	528,648	775,733
Other liabilities	275,768	981,711

Total liabilities	12,273,152	17,339,765
Preferred units	67,450	67,450
Partners' deficit	(1,640,716)	(364,343)

Total liabilities and partners' deficit	$10,699,886	$17,042,872

Our Share of:
Partners' deficit	$(787,451)	$(32,000)
Add: Excess Investment	2,007,617	714,515

Our net Investment in Unconsolidated Entities, at equity	$1,220,166	$682,515

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended March 31,
	2012	2011
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$368,666	$352,635
Overage rent	48,694	30,227
Tenant reimbursements	172,093	165,620
Other income	52,962	31,661

Total revenue	642,415	580,143
Operating Expenses:
Property operating	118,119	111,562
Depreciation and amortization	138,056	131,730
Real estate taxes	48,333	45,853
Repairs and maintenance	14,971	16,770
Advertising and promotion	15,456	13,472
Provision for credit losses	982	804
Other	53,642	29,215

Total operating expenses	389,559	349,406

Operating Income	252,856	230,737
Interest expense	(159,902)	(150,516)
(Loss) income from unconsolidated entities	(315)	173

Net Income from Continuing Operations	92,639	80,394
(Loss)/income from discontinued joint venture interests	(7,690)	318

Net Income	$84,949	$80,712

Third-Party Investors' Share of Net Income	$40,012	$50,014

Our Share of Net Income	44,937	30,698
Amortization of Excess Investment	(14,584)	(12,077)

Income from Unconsolidated Entities	$30,353	$18,621

6.         Debt

  Unsecured Debt

            At March 31, 2012, our unsecured debt consisted of $12.3 billion of senior unsecured notes of the Operating Partnership, $160.0 million outstanding on an unsecured term loan, or Term Loan, and $1.9 billion outstanding under an unsecured revolving credit facility, or Credit Facility. The March 31, 2012 balance included $270.7 million (U.S. dollar equivalent) of Yen-denominated borrowings and $1.0 billion (U.S. dollar equivalent) of Euro-denominated borrowings which are designated as net investment hedges of our international investments. On March 31, 2012, we had available borrowing capacity of approximately $2.0 billion under the Credit Facility and $740.0 million of borrowing capacity under the Term Loan. The maximum outstanding balance of the Credit Facility during the three months ended March 31, 2012 was $3.1 billion and the weighted average outstanding balance on the Credit Facility was approximately $1.3 billion. Letters of credit of approximately $36.0 million were outstanding under the Credit Facility as of March 31, 2012.

            The Credit Facility provides an initial borrowing capacity of $4.0 billion which can be increased at our option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. The base interest rate on the Credit Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

            On March 13, 2012, the Operating Partnership issued $600.0 million of senior unsecured notes at a fixed interest rate of 2.15% with a maturity date of September 2017, $600.0 million of senior unsecured notes at a fixed interest rate of 3.375% with a maturity date of March 2022, and $550.0 million of senior unsecured notes at a fixed interest rate of 4.75% with a maturity date of March 2042. Proceeds from the unsecured notes offerings were used to fund a portion of the cost of the acquisition of our equity stake in Klépierre and the Mills transaction.

            During the three months ended March 31, 2012, we redeemed at par $74.2 million of senior unsecured notes with a fixed rate of 5.75%.

            On November 1, 2011, we entered into a Term Loan providing a $900.0 million borrowing capacity. The Term Loan will initially mature on July 30, 2013 and can be extended for an additional year at our sole option. The base interest rate on the Term Loan is LIBOR plus 100 basis points. We drew $160.0 million on the Term Loan in the first quarter of 2012.

  Secured Debt

            Total secured indebtedness was $8.3 billion and $6.8 billion at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, we repaid $237.8 million in mortgage loans with a weighted average interest rate of 2.36%, unencumbering six properties, and repaid our $735.0 million secured term loan.

            As a result of the acquisition of additional interests in properties in the Mills transaction in March 2012, as further discussed in Note 5, we consolidated nine properties encumbered by property-level mortgage debt totaling $2.6 billion. This property-level mortgage debt was previously presented as debt of our unconsolidated entities. We and our joint venture partner had equal ownership in these properties prior to the transaction.

  Covenants

            Our unsecured debt contains financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2012, we are in compliance with all covenants of our unsecured debt.

            At March 31, 2012, we or our subsidiaries are the borrowers under 91 non-recourse mortgage notes secured by mortgages on 91 properties, including 8 separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 38 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2012, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance individually, or giving effect to applicable cross-default provisions in the aggregate, could have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and other indebtedness was $20.0 billion and $15.9 billion as of March 31, 2012 and December 31, 2011, respectively.

The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
Fair value of fixed-rate mortgages and other indebtedness	$21,894	$17,905
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.73%	3.60%

7.         Equity

            During the first three months of 2012, we issued 90,465 shares of common stock to 11 limited partners in exchange for an equal number of units.

            On March 14, 2012, we issued 9,137,500 shares of common stock in a public offering at a price of $137.00 per share. Proceeds of $1.2 billion from the offering, net of issue costs were used to fund a portion of the acquisition of our equity stake in Klépierre and the Mills transaction.

  Stock Based Compensation

            The Compensation Committee of our Board of Directors, or the Compensation Committee, awarded 12,034 shares of restricted stock to employees on March 5, 2012 and March 14, 2012 under The Simon Property Group, L.P. 1998 Stock Incentive Plan, or the Plan, at a fair market value of $138.41 per share and $141.12 per share, respectively. The fair market value of the restricted stock awarded on March 5, 2012 and March 14, 2012 is being recognized as expense over the three-year vesting service period.

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

            The 2010 LTIP programs have one, two and three year performance periods, which end on December 31, 2010, 2011 and 2012, respectively. During July 2011, the Compensation Committee approved a three-year long-term incentive performance program, or the 2011-2013 LTIP program, and awarded LTIP units to certain senior executive officers. The 2011-2013 LTIP program has a three year performance period ending on December 31, 2013. During March 2012, the Compensation Committee approved a three-year long-term incentive performance program, or the 2012-2014 LTIP program, and awarded LTIP units to certain senior executive officers. The 2012-2014 LTIP program has a three year performance period ending December 31, 2014. After the end of each performance period, any earned LTIP units will then be subject to service-based vesting over a period of two years. One-half of the earned LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates.

            The 2010 LTIP program awards have an aggregate grant date fair value, adjusted for estimated forfeitures, of $7.2 million for the one-year program, $14.8 million for the two-year program and $23.0 million for the three-year program. The 2011-2013 LTIP program awards have an aggregate grant date fair value of $35.0 million, adjusted for estimated forfeitures. The 2012-2014 LTIP program awards have an aggregate grant date fair value of $35.0 million, adjusted for estimated forfeitures. Grant date fair values were estimated based upon the results of a Monte Carlo model, and the resulting expense will be recorded regardless of whether the TSR benchmarks are achieved. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if any, become vested. In 2011, the Compensation Committee determined that 133,673 LTIP units were earned under the one-year 2010 LTIP program and, pursuant to the award agreements, will vest in two equal installments in 2012 and 2013. In the first quarter of 2012, the Compensation Committee determined that 337,006 LTIP units were earned under the two-year 2010 LTIP program and, pursuant to the award agreements, will vest in two equal installments in 2013 and 2014.

            On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted David Simon, our Chairman and CEO, a retention award in the form of 1,000,000 LTIP units. The award vests in one-third increments on July 5th of 2017, 2018 and 2019, subject to continued employment. The grant date fair value of the retention award was $120.3 million which is being recognized as expense over the eight-year term of his employment agreement on a straight-line basis.

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2012	$45,047	$30	$(94,263)	$8,103,133	$(3,251,740)	$(152,541)	$894,622	$5,544,288
Exchange of limited partner units for common shares				1,418			(1,418)	—
Public offering of common stock		1		1,214,282				1,214,283
Issuance of limited partner units								—
Other	(82)			1,370	(136)	1,705	10,368	13,225
Purchase of noncontrolling interest				(63,226)			58,559	(4,667)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership				(163,845)			163,845	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(280,034)		(57,907)	(337,941)
Distributions to other noncontrolling interest partners							(191)	(191)
Comprehensive income, excluding $479 attributable to preferred interests in the Operating Partnership and $2,096 attributable to noncontrolling redeemable interests in properties in temporary equity			70,543		646,244		147,750	864,537

March 31, 2012	$44,965	$31	$(23,720)	$9,093,132	$(2,885,666)	$(150,836)	$1,215,628	$7,293,534

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

            In May 2010, Opry Mills sustained significant flood damage. Insurance proceeds of $50 million have been funded by the insurers and remediation work has been completed. The property was re-opened March 29, 2012. The excess insurance carriers (those providing coverage above $50 million) have denied the claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. We and our lenders are continuing our efforts through pending litigation to recover our losses under the excess insurance policies for Opry Mills and we believe recovery is probable, but no assurances can be made that our efforts to recover these funds will be successful.

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2012 and December 31, 2011, the Operating Partnership guaranteed joint venture related mortgage or other indebtedness of $113.4 million and $30.2 million, respectively. Mortgages guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

9.         Real Estate Acquisitions and Dispositions

            On March 22, 2012, as part of the Mills transaction discussed in Note 5, we acquired additional interests in 26 of our joint venture properties in a transaction valued at approximately $1.5 billion.

            On March 14, 2012, as discussed in Note 5, we acquired a 28.7% equity stake in Klépierre for approximately $2.0 billion, including the capitalization of acquisition costs.

            On January 9, 2012, as discussed in Note 5, we sold our entire ownership interest in GCI to our venture partner, Auchan S.A.

            On January 6, 2012, as discussed in Note 5, we purchased an additional 25% interest in Del Amo Fashion Center.

            During the first quarter of 2012, we sold one of our other retail properties with a carrying value of $115.0 million for nominal consideration and the assumption of the related mortgage debt of $115.0 million by the acquirer.

            On December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. As a result, we have a 100% interest in and now consolidate the six properties we received in the distribution. The distribution resulted in a remeasurement of the distributed assets to estimated fair value and a corresponding non-cash gain of approximately $168.3 million in the fourth quarter of 2011 representing the estimated fair value of the net assets received in excess of the carrying value of our interest in the joint venture portfolio. The resulting gain and the asset and liability fair value allocation were recorded based on preliminary portfolio fair value estimates at the date of distribution and will be finalized during 2012.

            On August 25, 2011, we acquired additional controlling interests of approximately 83.75% in King of Prussia thereby increasing our ownership interest to 96.1%. The property is subject to a $160.1 million mortgage. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $82.9 million in the third quarter of 2011.

            We expense acquisition and potential acquisition costs related to business combinations and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended March 31, 2012 and 2011.

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

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of March 31, 2012, we owned or held an interest in 325 income-producing properties in the United States, which consisted of 161 regional malls, 58 Premium Outlets, 70 community/lifestyle centers, 13 properties in the Mills portfolio, and 23 other shopping centers or outlet centers in 41 states and Puerto Rico. Internationally, as of March 31, 2012, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, on March 14, 2012, we purchased a 28.7% equity stake in Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, approximately 271 shopping centers located in 13 countries in Europe.

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

            We invest in real estate properties to maximize total financial return which includes both operating cash flows and capital appreciation. We seek growth in earnings, funds from operations, or FFO, and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth through the following:

  •
  attracting and retaining high quality tenants and utilizing economies of scale to reduce operating expenses,

  •
  expanding and re-tenanting existing highly productive locations at competitive rental rates,

  •
  selectively acquiring or increasing our interests in high quality real estate assets or portfolios of assets,

  •
  generating consumer traffic in our retail properties through marketing initiatives and strategic corporate alliances, and

  •
  selling selective non-core assets.

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

  Results Overview

            Diluted earnings per common share increased $1.57 during the first three months of 2012 to $2.18 from $0.61 for the same period last year. The increase in diluted earnings per share was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2012 and the impact of our acquisition and expansion activity, and

  •
  a 2012 gain due to the acquisition of a controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net of $494.8 million, or $1.39 per diluted share, primarily driven by a gain of $488.7 million resulting from the remeasurement of our previously held interest to fair value for those properties where we now have a controlling interest.

            Core business fundamentals during the first three months of 2012 improved from the economic environment that existed during the first three months of 2011. Total sales per square foot, or psf, increased 11.2% from March 31, 2011 to $546 psf at March 31, 2012 for our portfolio of regional malls and Premium Outlets. Average base minimum rent increased 4.4% to $39.87 psf as of March 31, 2012, from $38.18 psf as of March 31, 2011. Releasing spreads remained positive as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $4.74 psf as of March 31, 2012, representing a 9.7% increase over expiring payments as of March 31, 2012. Ending occupancy was 93.6% as of March 31, 2012, as compared to 93.0% as of March 31, 2011, an increase of 60 basis points.

            Our effective overall borrowing rate at March 31, 2012 decreased 37 basis points to 5.19% as compared to 5.56% at March 31, 2011. This decrease was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 42 basis points (5.62% at March 31, 2012 as compared to 6.04% at March 31, 2011) and a decrease in the effective overall borrowing rate on variable rate debt of 45 basis points (1.47% at March 31, 2012 as compared to 1.92% at March 31, 2011). At March 31, 2012, the weighted average years to maturity of our consolidated indebtedness was approximately 6.2 years as compared to approximately 5.7 years at December 31, 2011. Our financing activities for the three months ended March 31, 2012, included the repayment of $237.8 million in mortgage loans with a weighted average interest rate of 2.36% unencumbering six properties, the redemption of $74.2 million of senior unsecured notes with a fixed rate of 5.75% and the repayment of $735.0 million on a secured term loan. In addition, during the 2012 period, we issued $600.0 million of senior unsecured notes at a fixed interest rate of 2.15% with a maturity date of September 2017, $600.0 million of senior unsecured notes at a fixed interest rate of 3.375% with a maturity date of March 2022 and $550.0 million of senior unsecured notes at a fixed interest rate of 4.75% with a maturity date of March 2042. We also had net $1.0 billion (U.S. dollar equivalent) of Euro-denominated borrowings on our unsecured revolving credit facility, or Credit Facility, and $160.0 million of borrowings on our $900.0 million unsecured term loan, or Term Loan.

  United States Portfolio Data

            The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy, average base minimum rent per square foot, and total sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. For comparative purposes, we separate the information related to community/lifestyle centers and The Mills from our other U.S. operations. We also do not include any properties located outside of the United States.

            The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	March 31, 2012	March 31, 2011(2)	%/basis point Change(1)
U.S. Regional Malls and Premium Outlets:
Ending Occupancy
Consolidated	93.6%	93.5%	+10 bps
Unconsolidated	93.5%	91.8%	+170 bps
Total Portfolio	93.6%	93.0%	+60 bps
Average Base Minimum Rent per Square Foot
Consolidated	$37.86	$36.63	3.4%
Unconsolidated	$47.93	$42.53	12.7%
Total Portfolio	$39.87	$38.18	4.4%
Total Sales per Square Foot
Consolidated	$529	$483	9.5%
Unconsolidated	$630	$523	20.5%
Total Portfolio	$546	$491	11.2%
The Mills:
Ending Occupancy	96.5%	93.7%	+280 bps
Average Base Minimum Rent per Square Foot	$21.93	$21.18	3.5%
Total Sales per Square Foot	$491	$446	10.1%
Community/Lifestyle Centers:
Ending Occupancy	93.1%	92.3%	+80 bps
Average Base Minimum Rent per Square Foot	$13.78	$13.40	2.8%

(1)
Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

(2)
Prior year data has been restated as a result of the acquisition of additional interests in certain properties as discussed in Note 5 to the condensed notes to consolidated financial statements.

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

  International Property Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31, 2012	March 31, 2011	%/basis point Change
Ending Occupancy	99.9%	99.8%	+10 bps
Comparable Sales per Square Foot	¥89,875	¥87,011	3.3%
Average Base Minimum Rent per Square Foot	¥4,930	¥4,808	2.5%

Results of Operations

            In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  On March 29, 2012, Opry Mills re-opened after completion of the restoration of the property following the significant flood damage which occurred in May 2010.

  •
  On March 22, 2012, we acquired additional interests in 26 joint venture properties, or the Mills transaction, from our joint venture partner. Of these 26 properties, nine became consolidated properties at the acquisition date.

  •
  During the first three months of 2012, we disposed of one other retail property.

  •
  During 2011, we disposed of three of our other retail properties and one of our regional malls.

  •
  On December 31, 2011, as discussed in Note 9 of the condensed notes to consolidated financial statements, a 50% joint venture distributed a portfolio of properties to us and our joint venture partner. We now consolidate those properties we received in the distribution.

  •
  On August 25, 2011, we acquired additional interests in The Plaza at King of Prussia and The Court at King of Prussia, or, collectively, King of Prussia, a 2.4 million square foot regional mall in the Philadelphia market, which had previously been accounted for under the equity method. We now have a controlling interest in this property and its results are consolidated as of the acquisition date.

  •
  On July 19, 2011, we acquired a 100% ownership interest in ABQ Uptown, a 222,000 square foot lifestyle center located in Albuquerque, New Mexico.

  •
  On June 28, 2011, we sold Prime Outlets — Jeffersonville.

            In addition to the activities discussed above and in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  As discussed above, on March 22, 2012, we acquired additional interests in 26 joint venture properties. Of these 26 assets, 16 remained unconsolidated.

  •
  On March 14, 2012, we acquired a 28.7% equity stake in Klépierre.

  •
  On January 9, 2012, we sold our entire ownership interest in Gallerie Commerciali Italia, or GCI, which owns 45 properties located in Italy to our venture partner, Auchan S.A.

  •
  On January 6, 2012, we acquired an additional 25% interest in Del Amo Fashion Center.

  •
  During 2011, we disposed of one of our regional malls.

  •
  On December 2, 2011, we and our partner, Genting Berhad, opened Johor Premium Outlets, a 173,000 square foot outlet center in Johor, Malaysia.

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

            For the purposes of the following comparison between the three months ended March 31, 2012 and 2011, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout the periods in both 2012 and 2011.

  Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

            Minimum rents increased $57.8 million during the 2012 period, of which the property transactions accounted for $35.6 million of the increase. Comparable rents increased $22.2 million, or 3.6%. The increase in comparable rents was primarily attributable to a $22.1 million increase in base minimum rents. Overage rents increased $10.5 million, or 61.5%, as a result of an increase in tenant sales for the period compared to the prior period.

            Tenant reimbursements increased $25.0 million, due to a $17.7 million increase attributable to the property transactions and a $7.3 million, or 2.7%, increase in the comparable properties primarily due to annual increases related to common area maintenance reimbursements.

            Total other income increased $4.0 million, principally as a result of a $7.6 million increase in financing and other fee revenue earned from joint ventures net of eliminations, partially offset by a decrease in interest income of $3.9 million primarily related to a reduction in the aggregate amount of loans held for investment.

            Property operating expense increased $5.2 million primarily related to a $7.3 million increase attributable to the property transactions partially offset by a $2.1 million decrease in comparable property activity due primarily to a mild winter.

            Depreciation and amortization expense increased $18.8 million primarily due to the additional depreciable assets related to the property transactions.

            Real estate tax expense increased $5.4 million primarily related to the property transactions.

            Repairs and maintenance expense decreased $5.2 million primarily due to decreased snow removal costs as compared to the prior period, offset partially by the property transactions.

            Home and regional office expense increased $3.8 million primarily due to increased long-term incentive compensation costs.

            General and administrative expense increased $6.2 million primarily as a result of increased performance compensation costs.

            Interest expense increased $10.0 million primarily related to the property transactions. Increased interest expense from borrowings on the Euro tranche of the Credit Facility and the issuance of unsecured notes in the fourth quarter of 2011 and the first quarter of 2012 were partially offset by the repayment of mortgages at six properties, payoff of our $735.0 million secured term loan, and payoff of $542.5 million of unsecured notes in 2011 and $74.2 million of unsecured notes in 2012.

            Income from unconsolidated properties increased $11.7 million as result of the property transactions, primarily our increased ownership in the joint venture properties acquired as part of the Mills transaction, and favorable results of operations from the portfolio of joint venture properties.

            During the first quarter of 2012, we disposed of our interest in GCI for a gain of $28.8 million and acquired a controlling interest in nine properties previously accounted for under the equity method in the Mills transaction which resulted in the recognition of a non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million on our remaining investment in SPG-FCM Ventures, LLC, or SPG-FCM, which holds our investment in The Mills Limited Partnership, or TMLP, representing the excess of carrying value over the estimated fair value.

            Net income attributable to noncontrolling interests increased $96.2 million primarily due to an increase in the income of the Operating Partnership.

Liquidity and Capital Resources

            Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by negotiating interest rates for each financing or refinancing based on current market conditions and entering into floating rate to fixed rate interest rate swaps. Floating rate debt currently comprises approximately 10.3% of our total consolidated debt at March 31, 2012. We also enter into interest rate protection agreements to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $649.7 million during the three months ended March 31, 2012. In addition, the Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

            Our balance of cash and cash equivalents increased $81.9 million during the first three months of 2012 to $880.5 million as of March 31, 2012 as further discussed under "Cash Flows" below.

            On March 31, 2012, we had available borrowing capacity of approximately $2.0 billion under the Credit Facility, net of outstanding borrowings of $1.9 billion and letters of credit of $36.0 million, and $740.0 million of borrowing capacity under the Term Loan. For the three months ended March 31, 2012, the maximum amount outstanding under the Credit Facility was $3.1 billion and the weighted average amount outstanding was approximately $1.3 billion. The weighted average interest rate was 1.29% for the three months ended March 31, 2012.

            We and the Operating Partnership have historically had access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the property level.

            Our business model requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facility to address our debt maturities and capital needs through 2012.

  Loan to SPG-FCM

            As discussed in Note 5 to the condensed notes to consolidated financial statements, the loan to SPG-FCM was extinguished in the Mills transaction. During the three month periods ended March 31, 2012 and 2011, we recorded approximately $2.0 million and $2.5 million in interest income (net of inter-entity eliminations), related to this loan, respectively.

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2012 totaled $649.7 million. In addition, we received net proceeds from our debt financing and repayment activities of $1.8 billion in 2012. These activities are further discussed below under "Financing and Debt." During the 2012 period, we or the Operating Partnership also:

  •
  issued 9,137,500 shares of common stock in a public offering for $1.2 billion, net of issue costs,

  •
  funded the acquisition of an additional interest in one property, the 28.7% equity stake in Klépierre and additional interests in 26 joint venture properties in the Mills transaction for $3.62 billion,

  •
  received proceeds of $375.8 million from the sale of our interest in GCI,

  •
  paid stockholder dividends and unitholder distributions totaling $337.1 million,

  •
  paid preferred stock dividends and preferred unit distributions totaling $1.3 million,

  •
  funded consolidated capital expenditures of $124.2 million (includes development and other costs of $42.9 million, renovation and expansion costs of $43.5 million, and tenant costs and other operational capital expenditures of $37.8 million), and

  •
  funded investments in unconsolidated entities of $61.7 million.

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

            We expect to generate positive cash flow from operations in 2012, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants, many of whom are still recovering from the recent economic downturn. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from the Credit Facility, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt

  Unsecured Debt

            At March 31, 2012, our unsecured debt consisted of $12.3 billion of senior unsecured notes of the Operating Partnership, $160.0 million outstanding on the Term Loan, and $1.9 billion outstanding under the Credit Facility. The March 31, 2012 balance under the Credit Facility included $270.7 million (U.S. dollar equivalent) of Yen-denominated borrowings and $1.0 billion (U.S. dollar equivalent) of Euro-denominated borrowings which are designated as net investment hedges of our international investments. On March 31, 2012, we had available borrowing capacity of approximately $2.0 billion under the Credit Facility. The maximum outstanding balance of the Credit Facility during the three months ended March 31, 2012 was $3.1 billion and the weighted average outstanding balance on the Credit Facility was approximately $1.3 billion. Letters of credit of approximately $36.0 million were outstanding under the Credit Facility as of March 31, 2012.

            The Credit Facility provides an initial borrowing capacity of $4.0 billion which can be increased at our option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. The base interest rate on the Credit Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

            On November 1, 2011, we entered into a Term Loan providing a $900.0 million borrowing capacity. The Term Loan will initially mature on July 30, 2013 and can be extended for an additional year at our sole option. The base interest rate on the Term Loan is LIBOR plus 100 basis points. We drew $160.0 million on the Term Loan in the first quarter of 2012.

            On March 13, 2012, the Operating Partnership issued $600.0 million of senior unsecured notes at a fixed interest rate of 2.15% with a maturity date of September 2017, $600.0 million of senior unsecured notes at a fixed interest rate of 3.375% with a maturity date of March 2022, and $550.0 million of senior unsecured notes at a fixed interest rate of 4.75% with a maturity date of March 2042. Proceeds from the unsecured notes offerings were used to fund a portion of the cost of the acquisition of our equity stake in Klépierre and the Mills transaction.

            During the three months ended March 31, 2012, we redeemed at par $74.2 million of senior unsecured notes with a fixed rate of 5.75%.

  Secured Debt

            Total secured indebtedness was $8.3 billion and $6.8 billion at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, we repaid $237.8 million in mortgage loans with a weighted average interest rate of 2.36%, unencumbering six properties, and repaid our $735.0 million secured term loan.

            As a result of the acquisition of additional interests in the joint venture properties in the Mills transaction in March 2012, as further discussed in Note 5 to the condensed consolidated notes to financial statements, we consolidated nine properties encumbered by property-level mortgage debt totaling $2.6 billion. This property-level mortgage debt was previously presented as debt of our unconsolidated entities. We and our joint venture partner had equal ownership in these properties prior to the transaction.

  Covenants

            Our unsecured debt contains financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2012, we are in compliance with all covenants of our unsecured debt.

            At March 31, 2012, we or our subsidiaries are the borrowers under 91 non-recourse mortgage notes secured by mortgages on 91 properties, including 8 separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 38 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2012, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2012 and December 31, 2011, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of March 31, 2012	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2011	Effective Weighted Average Interest Rate
Fixed Rate	$20,461,418	5.62%	$16,407,374	5.83%
Variable Rate	2,339,144	1.47%	2,039,066	1.45%

	$22,800,562	5.19%	$18,446,440	5.35%

            As of March 31, 2012, we had $485.2 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.52% and a weighted average variable receive rate of 0.61%. As of March 31, 2012, the net effect of these agreements effectively converted $485.0 million of variable rate debt to fixed rate debt.

  Contractual Obligations and Off-Balance Sheet Arrangements

            There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2011 Annual Report on Form 10-K.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2012, for the remainder of 2012 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2012	2013-2014	2015-2017	After 2017	Total
Long-Term Debt(1)	$623,732	$3,746,163	$11,309,391	$7,024,900	$22,704,186
Interest Payments(2)	$824,015	$2,018,521	$1,960,977	$2,285,287	$7,088,800

(1)
Represents principal maturities only and therefore, excludes net premiums of $96,376.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2012.

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2012, the Operating Partnership had guaranteed $113.4 million of joint venture related mortgage or other indebtedness. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

            Acquisitions.    On March 22, 2012, we acquired additional interests in 26 properties previously held in TMLP, from our joint venture partner. The transaction resulted in 16 of the properties remaining unconsolidated, the consolidation of nine previously unconsolidated properties and the purchase of the remaining noncontrolling interest in a previously consolidated property. The transaction was valued at $1.5 billion, which included repayment of the remaining $562.1 million balance on TMLP's senior loan facility and retirement of $100.0 million of TMLP's trust preferred securities. In connection with the transaction, our $558.4 million loan to SPG-FCM was extinguished on a non-cash basis. We consolidated approximately $2.6 billion in additional property-level mortgage debt in connection with this transaction. The transaction resulted in a remeasurement of our previously held interest in each of these properties to fair value and the recognition of a corresponding non-cash gain of approximately $488.7 million.

            On March 14, 2012, we acquired a 28.7% equity stake in Klépierre for approximately $2.0 billion.

            On January 6, 2012, SPG-FCM Ventures, LLC, or SPG-FCM, which holds our investment in the Mills Limited Partnership, or TMLP, distributed its interest in Del Amo Fashion Center to SPG-FCM's joint venture partners. We purchased our venture partner's 25% interest for $50.0 million, which increased our ownership in the property to 50%. As a part of the transaction, we and our venture partner each contributed $50.0 million to SPG-FCM which was used to pay down TMLP's senior loan and the loan we made to SPG-FCM, as discussed below.

            On December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. As a result, we have a 100% interest and now consolidate the six properties we received in the distribution. The distribution resulted in a remeasurement of the distributed assets to estimated fair value and a corresponding non-cash gain of approximately $168.3 million in the fourth quarter of 2011 representing the estimated fair value of the assets received in excess of the carrying value of our interest in the joint venture portfolio.

            On August 25, 2011, we acquired additional controlling interests of approximately 83.75% in King of Prussia, thereby increasing our ownership interest to 96.1%. The property is subject to a $160.1 million mortgage. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $82.9 million in the third quarter of 2011.

            Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

            During the first quarter of 2012, we sold one of our other retail properties with a carrying value of $115.0 million for nominal consideration and the assumption of the related mortgage debt of $115.0 million by the acquirer.

            On January 9, 2012, we sold our entire ownership interest in GCI to our venture partner, Auchan S.A. The aggregate cash we received was $375.8 million and we recognized a gain on the sale of $28.8 million.

Development Activity

            New Domestic Development.    In March 2012, we began construction on Phoenix Premium Outlets located in Phoenix, Arizona. This new center, which is wholly owned by us, is expected to open in May of 2013. The estimated cost of this project is $70.7 million.

            In August 2011, we began construction on Tanger Outlets — Galveston located in Texas City, Texas. This new center is a joint venture with Tanger Factory Outlets Centers, Inc. in which we have a 50% interest. Our estimated share of the cost of this project is $32.2 million.

            During 2010, we began construction on Merrimack Premium Outlets located in Merrimack, New Hampshire. This new Premium Outlet, which is wholly owned by us, is scheduled to open on June 14, 2012. The estimated cost of this project is $144.1 million, and the carrying amount of the construction in progress as of March 31, 2012 was $113.6 million.

            Other than these projects, our share of other 2012 new developments is not significant.

            Domestic Expansions and Renovations.    We routinely incur costs related to construction for significant renovation and expansion projects at our properties. We also have reinstituted our redevelopment and expansion initiatives which we previously reduced given the downturn in the economy. Renovation and expansion projects are currently underway at 23 centers in the U.S. and more than 50 anchor and big box tenants are currently scheduled to open in 2012 and 2013. We expect our share of development costs for 2012 related to renovation or expansion initiatives to be approximately $800.0 million compared to approximately $265.0 million in 2011.

            We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital ranges between 8-12% for all of our new development, expansion and renovation projects.

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2012 will be approximately $130.0 million at current FX rates, primarily funded through reinvested joint venture cash flow and construction loans.

            Rinku Premium Outlets Phase IV, a 103,000 square foot expansion to the Rinku Premium Outlet located in Osaka, Japan, is under construction and is expected to open in July 2012. Kobe-Sanda Premium Outlets Phase III, a 78,000 square foot expansion to the Kobe-Sanda Premium Outlets in Osaka, Japan, is under construction and is expected to open in December 2012. The net cost of these projects is expected to be JPY 6.2 billion, of which our share is approximately JPY 2.5 billion, or $30.1 million based on applicable YEN:USD exchange rates.

            In April 2012, construction began on Shisui Premium Outlets, a 234,000 square foot new development in Chiba, Japan, which is due to open in April 2013. The net cost of this project is expected to be JPY 9.2 billion, of which our share is approximately JPY 3.7 billion, or $44.4 million based on applicable YEN:USD exchange rates.

            In April 2012, construction began on Toronto Premium Outlets, a 358,000 square foot new development in Ontario, Canada, which is expected to open in August 2013. The net cost of this project is expected to be CAD 159.6 million, of which our share is approximately CAD 79.8 million, or $79.8 million based on applicable CAD:USD exchange rates.

            In 2012, construction began on Busan Premium Outlets, a 243,500 square foot new development in Busan, South Korea, which is due to open in September 2013. The net cost of this project is expected to be KRW 129.2 billion, of which our share is approximately KRW 64.6 billion, or $57 million based on applicable KRW:USD exchange rates.

            On March 1, 2012, we and our partner, Bailian Group, the largest retail conglomerate in China, announced the signing of a Memorandum of Understanding, or MOU, to jointly develop a Premium Outlet Center in Pudong, Shanghai, China. The MOU also provides the joint venture the opportunity to develop additional Premium Outlet Centers in mainland China.

            On April 9, 2012, we and our partner, BR Malls Participacoes S.A., signed a Joint Venture Agreement to develop and own Premium Outlet Centers in Brazil in which we would have a 50% interest. The first Premium Outlet is expected to be opened in the State of Sao Paulo in 2013.

Dividends

            We paid a common stock dividend of $0.95 per share in the first quarter of 2012. On April 27, 2012, we announced a common stock dividend of $1.00 per share payable on May 31, 2012 to stockholders of record on May 17, 2012. We must pay a minimum amount of dividends to maintain our status as a REIT. Our dividends typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Our future dividends and future distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, and what may be required to maintain our status as a REIT.

Forward-Looking Statements

            Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, intensely competitive market environment in the retail industry, costs of common area maintenance, competitive market forces, risks related to international activities, insurance costs and coverage, terrorist activities, changes in economic and market conditions and maintenance of our status as a real estate investment trust. We discussed these and other risks and uncertainties under the heading "Risk Factors" in our most recent Annual Report on Form 10-K. We may update that discussion in our Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

            We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as consolidated net income computed in accordance with GAAP:

  •
  excluding real estate related depreciation and amortization,

  •
  excluding gains and losses from extraordinary items and cumulative effects of accounting changes,

  •
  excluding gains and losses from the sales of previously depreciated retail operating properties,

  •
  excluding impairment charges of depreciable real estate,

  •
  plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest, and

  •
  all determined on a consistent basis in accordance with GAAP.

            We have adopted NAREIT's clarification of the definition of FFO that requires us to include the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting changes, or a gain or loss resulting from the sale of, or any impairment charges related to, previously depreciated operating properties. We include in FFO gains and losses realized from the sale of land, outlot buildings, marketable and non-marketable securities, and investment holdings of non-retail real estate. However, you should understand that our computation of FFO might not be comparable to FFO reported by other REITs and that FFO:

  •
  does not represent cash flow from operations as defined by GAAP,

  •
  should not be considered as an alternative to consolidated net income determined in accordance with GAAP as a measure of operating performance, and

  •
  is not an alternative to cash flows as a measure of liquidity.

            The following schedule reconciles total FFO to consolidated net income and diluted net income per share to diluted FFO per share.

	For the Three Months Ended March 31,
	2012	2011
(in thousands)
Funds from Operations	$648,652	$570,643

Increase in FFO from prior period	13.7%	75.3%

Consolidated Net Income	$781,829	$219,666
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	281,349	262,546
Our share of depreciation and amortization from unconsolidated entities	86,141	93,381
(Gain) loss upon acquisition of controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(494,837)	584
Net income attributable to noncontrolling interest holders in properties	(2,109)	(2,111)
Noncontrolling interests portion of depreciation and amortization	(2,408)	(2,110)
Preferred distributions and dividends	(1,313)	(1,313)

Funds from Operations	$648,652	$570,643

FFO Allocable to Simon Property	$537,825	$473,451
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$2.18	$0.61
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, net of noncontrolling interests portion of depreciation and amortization	1.03	1.00
(Gain) loss upon acquisition of controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(1.39)	—

Diluted FFO per share	$1.82	$1.61

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

            Sensitivity Analysis.    We disclosed a comprehensive qualitative and quantitative analysis regarding market risk in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2011.

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

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

            Through the period covered by this report, there were no significant changes to the Risk Factors disclosed in "Part 1: Business" of our 2011 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            During the quarter ended March 31, 2012, we issued 90,465 shares of common stock to limited partners in exchange for an equal number of units. The issuance of the shares of common stock was made pursuant to the terms of the Partnership Agreement of the Operating Partnership and was exempt from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

            There were no reportable purchases of equity securities during the quarter ended March 31, 2012.

Item 5.    Other Information

            During the quarter covered by this report, the Audit Committee of Simon Property Group, Inc.'s Board of Directors approved certain audit-related, tax compliance and tax consulting to be provided by Ernst & Young, LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
10.1*	Form of Simon Property Group Series 2012 LTIP Unit Award Agreement.
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: May 8, 2012