Form 10-Q
period 2012-09-30
SIMON PROPERTY GROUP INC /DE/
filed 2012-11-07
CIK 1063761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, Simon Property Group, Inc. had 309,341,208 shares of common stock, par value $0.0001 per share and 8,000 shares of Class B common stock, par value $0.0001 per share outstanding.

Simon Property Group, Inc. and Subsidiaries

Form 10-Q

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	September 30, 2012	December 31, 2011
ASSETS:
Investment properties at cost	$34,366,668	$29,657,046
Less — accumulated depreciation	9,101,007	8,388,130

	25,265,661	21,268,916
Cash and cash equivalents	452,712	798,650
Tenant receivables and accrued revenue, net	456,397	486,731
Investment in unconsolidated entities, at equity	2,013,651	1,378,084
Investment in Klépierre, at equity	1,945,128	—
Deferred costs and other assets	1,844,428	1,633,544
Notes receivable from related party	—	651,000

Total assets	$31,977,977	$26,216,925

LIABILITIES:
Mortgages and other indebtedness	$22,569,634	$18,446,440
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,204,438	1,091,712
Cash distributions and losses in partnerships and joint ventures, at equity	728,470	695,569
Other liabilities	300,388	170,971

Total liabilities	24,802,930	20,404,692

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	354,006	267,945
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	44,801	45,047
Common stock, $0.0001 par value, 511,990,000 shares authorized, 313,103,803 and 297,725,698 issued and outstanding, respectively	31	30
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,054,730	8,103,133
Accumulated deficit	(3,057,328)	(3,251,740)
Accumulated other comprehensive loss	(64,776)	(94,263)
Common stock held in treasury at cost, 3,762,595 and 3,877,448 shares, respectively	(135,781)	(152,541)

Total stockholders' equity	5,841,677	4,649,666
Noncontrolling interests	979,364	894,622

Total equity	6,821,041	5,544,288

Total liabilities and equity	$31,977,977	$26,216,925

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE:
Minimum rent	$759,039	$664,724	$2,207,334	$1,958,626
Overage rent	51,170	36,653	110,277	75,774
Tenant reimbursements	342,443	294,305	979,300	861,352
Management fees and other revenues	32,294	31,249	92,928	93,001
Other income	43,671	47,429	145,813	146,341

Total revenue	1,228,617	1,074,360	3,535,652	3,135,094

EXPENSES:
Property operating	132,378	122,446	353,136	331,013
Depreciation and amortization	310,244	260,802	907,217	788,410
Real estate taxes	105,694	87,264	311,173	273,952
Repairs and maintenance	26,556	24,465	78,862	79,957
Advertising and promotion	28,114	25,773	77,762	72,619
(Recovery of) provision for credit losses	(1,180)	1,501	5,271	3,180
Home and regional office costs	27,057	30,525	95,019	91,035
General and administrative	14,165	14,974	42,787	31,614
Other	24,637	23,012	66,510	61,254

Total operating expenses	667,665	590,762	1,937,737	1,733,034

OPERATING INCOME	560,952	483,598	1,597,915	1,402,060
Interest expense	(288,896)	(244,384)	(835,532)	(737,018)
Income tax benefit (expense) of taxable REIT subsidiaries	97	(860)	(1,786)	(2,706)
Income from unconsolidated entities	37,129	17,120	96,613	49,561
(Loss) gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(2,911)	78,307	491,926	92,072

CONSOLIDATED NET INCOME	306,371	333,781	1,349,136	803,969
Net income attributable to noncontrolling interests	50,616	58,947	230,857	142,934
Preferred dividends	834	834	2,503	2,503

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$254,921	$274,000	$1,115,776	$658,532

BASIC EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$0.84	$0.93	$3.71	$2.24

DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$0.84	$0.93	$3.71	$2.24

Consolidated Net Income	$306,371	$333,781	$1,349,136	$803,969
Unrealized loss on derivative hedge agreements	(8,555)	(93,257)	(5,450)	(112,280)
Net loss on derivative instruments reclassified from accumulated other comprehensive income into interest expense	5,187	4,024	15,440	11,792
Currency translation adjustments	9,138	(25,327)	(12,374)	5,326
Changes in available-for-sale securities and other	16,573	(63,779)	40,442	(35,825)

Comprehensive income	328,714	155,442	1,387,194	672,982
Comprehensive income attributable to noncontrolling interests	56,077	28,464	239,427	120,481

Comprehensive income attributable to common stockholders	$272,637	$126,978	$1,147,767	$552,501

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,349,136	$803,969
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	940,310	819,053
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(491,926)	(92,072)
Straight-line rent	(27,447)	(21,049)
Equity in income of unconsolidated entities	(96,613)	(49,561)
Distributions of income from unconsolidated entities	114,508	69,651
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	57,479	33,298
Deferred costs and other assets	(69,553)	(84,077)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	51,251	19,929

Net cash provided by operating activities	1,827,145	1,499,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(3,690,778)	(1,179,681)
Funding of loans to related parties	(18,613)	—
Repayments of loans from related parties	92,600	—
Capital expenditures, net	(589,671)	(299,369)
Cash impact from the consolidation of properties	91,170	17,564
Net proceeds from sale of assets	380,946	136,013
Investments in unconsolidated entities	(145,559)	(15,447)
Purchase of marketable and non-marketable securities	(179,887)	(10,228)
Sale of marketable and non-marketable securities	—	6,866
Repayments of loans held for investment	163,908	—
Distributions of capital from unconsolidated entities and other	151,855	221,762

Net cash used in investing activities	(3,744,029)	(1,122,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	1,213,715	2,155
Redemption of limited partner units	(248,000)	—
Distributions to noncontrolling interest holders in properties	(9,534)	(25,521)
Contributions from noncontrolling interest holders in properties	2,107	52
Preferred distributions of the Operating Partnership	(1,436)	(1,436)
Preferred dividends and distributions to stockholders	(903,426)	(706,677)
Distributions to limited partners	(181,084)	(144,473)
Proceeds from issuance of debt, net of transaction costs	5,127,045	1,412,026
Repayments of debt	(3,428,441)	(1,133,648)

Net cash provided by (used in) financing activities	1,570,946	(597,522)

DECREASE IN CASH AND CASH EQUIVALENTS	(345,938)	(220,901)
CASH AND CASH EQUIVALENTS, beginning of period	798,650	796,718

CASH AND CASH EQUIVALENTS, end of period	$452,712	$575,817

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except share and per share amounts and where indicated in millions or billions)

1.    Organization

            Simon Property Group, Inc., or Simon Property, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. Simon Property Group, L.P., or the Operating Partnership, is our majority-owned partnership subsidiary that owns all of our real estate properties and other assets. In these condensed notes to the unaudited consolidated financial statements, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership, and its subsidiaries.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of September 30, 2012, we owned or held an interest in 320 income-producing properties in the United States, which consisted of 160 malls, 60 Premium Outlets, 68 community/lifestyle centers, 13 Mills and 19 other shopping centers or outlet centers in 41 states and Puerto Rico. Internationally, as of September 30, 2012, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, as of September 30, 2012, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

2.    Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

            As of September 30, 2012, we consolidated 226 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 87 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 72 of the 87 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Malaysia, and Mexico comprise 12 of the remaining 15 joint venture properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner.

            We allocate net operating results of the Operating Partnership after preferred distributions to third parties and to us based on the partners' respective weighted average ownership interests in the Operating Partnership. Net operating results of the Operating Partnership attributed to third parties are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in the Operating Partnership was 83.3% and 82.9% for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, our ownership interest in the Operating Partnership was 85.5% and 82.8%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in the Operating Partnership.

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

  Marketable and Non-Marketable Securities

            Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available-for-sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties that have been sold or refinanced.

            The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment charge is recorded and a new cost basis is established. Subsequent changes are then recognized through other comprehensive income (loss) unless another other-than-temporary impairment is deemed to have occurred. Net unrealized gains recorded in other comprehensive income (loss) as of September 30, 2012 and December 31, 2011 were approximately $82.3 million and $41.9 million, respectively, and represent the valuation and related currency adjustments for our marketable securities.

            Our investments in Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC, are accounted for as available-for-sale securities. These investments are adjusted to their quoted market price, including a related foreign exchange component, with corresponding adjustment in other comprehensive income (loss). At September 30, 2012, we owned 35.4 million shares of CSCG and 38.9 million shares of CAPC. At September 30, 2012, the market value of our investments in CSCG and CAPC was $186.9 million and $136.9 million, respectively, with an aggregate net unrealized gain on these investments of approximately $79.4 million. The market value of our investments in CSCG and CAPC at December 31, 2011 was $170.7 million and $100.9 million, respectively, with an aggregate unrealized gain of $39.7 million. On October 23, 2012, we completed the sale of all of our investments in CSCG and CAPC for approximately $327.0 million.

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

            As of September 30, 2012 and December 31, 2011, we also had investments in various securities totaling $113.9 million and $24.9 million, respectively, which must be used to fund the debt service requirements of mortgage debt related to investment properties sold or refinanced. These investments, which serve as collateral for the associated debt, are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

            At September 30, 2012 and December 31, 2011, we had investments of $169.9 million and $105.1 million, respectively, in non-marketable securities that we account for under the cost method.

            We regularly evaluate our marketable and non-marketable securities for any other-than-temporary impairment using their estimated fair values. As of September 30, 2012, we do not consider any of the declines in value of our marketable and non-marketable securities to be an other-than-temporary impairment, as these market value declines, if any, have existed for a short period of time, and, in the case of debt securities, we have the ability and intent to hold these securities to maturity.

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

            At December 31, 2011, we had investments in three mortgage and mezzanine loans with an aggregate carrying value of $162.8 million. In the second and third quarters of 2012, these loans were repaid in their entirety. During the nine months ended September 30, 2012 and September 30, 2011, we recorded $6.8 million and $21.0 million, respectively, in interest income earned from these loans.

            On December 9, 2011, we paid consideration of $88.8 million to acquire a 50% equity interest in two real estate developments for which we are also the construction lender. The loans primarily bear interest at 7.0% and mature in May and July 2013. At September 30, 2012 and December 31, 2011, the aggregate amount drawn on the loans was $144.8 million and $50.7 million, respectively. We consolidated these assets as of the date we acquired our equity interest and, accordingly, amounts drawn on the loans are eliminated in consolidation.

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

            We hold marketable securities that totaled $487.7 million and $417.0 million at September 30, 2012 and December 31, 2011, respectively, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $5.1 million and $12.2 million at September 30, 2012 and December 31, 2011, respectively, and a gross asset value of $3.6 million and $14.9 million at September 30, 2012 and December 31, 2011, respectively. We also have interest rate cap agreements with nominal values.

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

  Noncontrolling Interests and Temporary Equity

            Details of the carrying amount of our noncontrolling interests are as follows:

	As of September 30, 2012	As of December 31, 2011
Limited partners' interests in the Operating Partnership	$980,084	$953,622
Nonredeemable noncontrolling deficit interests in properties, net	(720)	(59,000)

Total noncontrolling interests reflected in equity	$979,364	$894,622

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

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Noncontrolling interests, beginning of period	$1,185,418	$773,894	$894,622	$802,972
Net Income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	47,668	52,131	222,986	135,160
Distributions to noncontrolling interest holders	(62,149)	(25,080)	(181,354)	(145,466)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized gain (loss) on derivative hedge agreements	1,327	(16,096)	2,333	(19,290)
Net loss on derivative instruments reclassified from accumulated comprehensive loss into interest expense	517	704	2,233	2,022
Currency translation adjustments	2,716	(4,344)	(717)	884
Changes in available-for-sale securities and other	902	(10,746)	4,721	(6,069)

	5,462	(30,482)	8,570	(22,453)

Adjustment to limited partners' interest from (decreased) increased ownership in the Operating Partnership	(38,715)	(4,117)	117,584	(10,702)
Units issued to limited partners	—	—	—	202
Units exchanged for common shares	(129,783)	(3,236)	(133,801)	(9,159)
Units redeemed	(38,904)	—	(38,904)	—
Purchase of noncontrolling interest and other	10,367	107,576	89,661	120,132

Noncontrolling interests, end of period	$979,364	$870,686	$979,364	$870,686

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

            As of September 30, 2012, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$984.2 million
Interest Rate Caps	6	$443.4 million

            The carrying value of our interest rate swap agreements, at fair value as of September 30, 2012, is a net liability balance of $0.3 million, of which $3.9 million is included in other liabilities and $3.6 million is included in deferred costs and other assets. The December 31, 2011 carrying value was a liability balance of $10.0 million and is included in other liabilities. The interest rate cap agreements were of nominal value at September 30, 2012 and December 31, 2011 and we generally do not apply hedge accounting to these arrangements.

            We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥3.3 billion remains as of September 30, 2012 for all forward contracts that we expect to receive through January 5, 2015. The September 30, 2012 liability balance related to these forward contracts was $1.2 million and is included in other liabilities. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            In 2011, we entered into a Euro:USD forward contract with a €141.3 million notional value which was designated as a net investment hedge. The December 31, 2011 asset balance related to this forward was $14.9 million and is included in deferred costs and other assets. We applied hedge accounting and the change in fair value for this Euro forward contract were reflected in other comprehensive income. Changes in the value of this hedge were offset by changes in the underlying hedged Euro-denominated joint venture investment. In connection with the sale of our interest in Gallerie Commerciali Italia, S.p.A., or GCI, as further discussed in Note 5, this hedge was terminated in January 2012.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $105.8 million and $115.8 million as of September 30, 2012 and December 31, 2011, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income available to Common Stockholders — Basic	$254,921	$274,000	$1,115,776	$658,532
Effect of dilutive securities:
Impact to General Partner's interest in Operating Partnership from all dilutive securities and options	—	3	—	34

Net Income available to Common Stockholders — Diluted	$254,921	$274,003	$1,115,776	$658,566

Weighted Average Shares Outstanding — Basic	304,107,489	293,735,663	301,029,029	293,396,947
Effect of stock options	1,070	22,472	1,077	88,408

Weighted Average Shares Outstanding — Diluted	304,108,559	293,758,135	301,030,106	293,485,355

            For the nine months ended September 30, 2012, potentially dilutive securities include stock options, units that are exchangeable for common stock and long-term incentive performance, or LTIP, units granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. The only securities that had a dilutive effect for the nine months ended September 30, 2012 and 2011 were stock options. We accrue dividends when they are declared.

5.    Investment in Unconsolidated Entities

  Real Estate Joint Ventures and Investments

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held joint venture ownership interests in 75 properties in the United States as of September 30, 2012 and 87 properties as of December 31, 2011. At September 30, 2012, we also held interests in eight joint venture properties in Japan, two joint venture properties in South Korea, one joint venture property in Mexico, and one joint venture property in Malaysia. We account for these joint venture properties using the equity method of accounting. As discussed below, on January 9, 2012, we sold our interest in GCI which at the time owned 45 properties located in Italy. Additionally, on March 14, 2012, we purchased a 28.7% equity stake in Klépierre. On May 21, 2012 Klépierre paid a dividend, which we elected to receive in additional shares, resulting in an increase in our ownership to approximately 28.9%.

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

  Unconsolidated Property Transactions

            On January 6, 2012, SPG-FCM Ventures, LLC, or SPG-FCM, which holds our investment in The Mills Limited Partnership, or TMLP, distributed its interest in Del Amo Fashion Center to SPG-FCM's joint venture partners. We purchased our venture partner's 25% interest for $50.0 million of cash, which increased our ownership in the property to 50%. As a part of the transaction, we and our venture partner each contributed $50.0 million to SPG-FCM which was used to pay down TMLP's senior loan and the loan we made to SPG-FCM, as discussed below.

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

  Loan to SPG-FCM

            As discussed above, our loan to SPG-FCM was extinguished in the Mills transaction. During the nine month periods ended September 30, 2012 and 2011, we recorded $2.0 million and $7.4 million in interest income (net of inter-entity eliminations), related to this loan, respectively. The loan bore interest at a rate of LIBOR plus 275 basis points.

  European Investments

            At September 30, 2012, we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $35.08 per share. At the date of purchase on March 14, 2012, our excess investment in Klépierre was approximately $1.2 billion which we have allocated, on a preliminary basis, to the underlying investment property, other assets and liabilities based on estimated fair value. Our share of net income, net of the amortization of our excess investment, was $4.7 million from the acquisition date through September 30, 2012. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $748.9 million, $292.2 million and $187.1 million, respectively, for the period of our ownership through September 30, 2012.

            At December 31, 2011, we had a 49% ownership interest in GCI. On January 9, 2012, we sold our entire ownership interest in GCI to our venture partner, Auchan S.A. The aggregate cash we received related to the sale of our interest in GCI was $375.8 million, and we recognized a gain on the sale of $28.8 million. Our investment carrying value included $39.5 million of accumulated losses related to currency translation and net investment hedge accumulated balances, which had been recorded in accumulated other comprehensive income (loss).

  Asian Joint Ventures

            We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $341.1 million and $349.5 million as of September 30, 2012 and December 31, 2011, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $60.0 million and $43.8 million as of September 30, 2012 and December 31, 2011, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our investments in joint ventures and share of income from our joint ventures, excluding Klépierre, follows. The statements of operations include amounts related to our investment in GCI, which was sold on January 9, 2012. In addition, we acquired additional controlling interests in The Plaza at King of Prussia and The Court at King of Prussia, or collectively, King of Prussia, on August 25, 2011, and nine properties in the Mills transaction on March 22, 2012. These previously unconsolidated properties became consolidated properties as of their respective acquisition dates. Additionally, on December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. Finally, during the third quarter of 2012, we disposed of our interests in one mall and three other retail properties. The results of operations of the properties for all of these transactions are classified as loss from operations of discontinued joint venture interests in the accompanying joint venture statements of operations. Balance sheet information for the joint ventures is as follows:

	September 30, 2012	December 31, 2011
BALANCE SHEETS
Assets:
Investment properties, at cost	$14,128,861	$20,481,657
Less — accumulated depreciation	4,680,199	5,264,565

	9,448,662	15,217,092
Cash and cash equivalents	554,116	806,895
Tenant receivables and accrued revenue, net	235,507	359,208
Investment in unconsolidated entities, at equity	39,539	133,576
Deferred costs and other assets	352,392	526,101

Total assets	$10,630,216	$17,042,872

Liabilities and Partners' Deficit:
Mortgages and other indebtedness	$11,106,661	$15,582,321
Accounts payable, accrued expenses, intangibles, and deferred revenue	607,805	775,733
Other liabilities	326,564	981,711

Total liabilities	12,041,030	17,339,765
Preferred units	67,450	67,450
Partners' deficit	(1,478,264)	(364,343)

Total liabilities and partners' deficit	$10,630,216	$17,042,872

Our Share of:
Partners' deficit	$(675,359)	$(32,000)
Add: Excess Investment	1,960,540	714,515

Our net Investment in Unconsolidated Entities, at equity	$1,285,181	$682,515

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures or other investments acquired and is allocated on a fair value basis primarily to investment property, lease related intangibles, and debt premiums and discounts. We amortize excess investment over the life of the related depreciable components of investment property, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturity, respectively. The amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$370,183	$356,155	$1,091,701	$1,046,992
Overage rent	44,002	36,923	128,622	94,114
Tenant reimbursements	176,544	169,911	508,698	490,276
Other income	34,754	36,041	121,686	107,449

Total revenue	625,483	599,030	1,850,707	1,738,831
Operating Expenses:
Property operating	125,162	123,506	351,963	339,699
Depreciation and amortization	125,512	125,260	374,333	361,345
Real estate taxes	45,068	40,897	132,618	127,831
Repairs and maintenance	15,418	14,954	45,269	46,005
Advertising and promotion	11,706	12,632	39,600	37,123
(Recovery of) provision for credit losses	(646)	1,411	(247)	3,624
Other	36,089	37,100	128,134	109,765

Total operating expenses	358,309	355,760	1,071,670	1,025,392

Operating Income	267,174	243,270	779,037	713,439
Interest expense	(148,891)	(149,839)	(451,581)	(441,396)
Loss from unconsolidated entities	(316)	(596)	(947)	(1,054)

Income from Continuing Operations	117,967	92,835	326,509	270,989
Loss from operations of discontinued joint venture interests	(1,978)	(17,431)	(20,769)	(39,646)
(Loss) Gain on disposal of discontinued operations, net	(4,904)	78	(4,904)	15,583

Net Income	$111,085	$75,482	$300,836	$246,926

Third-Party Investors' Share of Net Income	$66,308	$45,271	$163,108	$151,741

Our Share of Net Income	44,777	30,211	137,728	95,185
Amortization of Excess Investment	(21,726)	(13,052)	(55,059)	(37,832)
Our Share of Loss (Gain) on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	9,245	(39)	9,245	(7,792)

Income from Unconsolidated Entities	$32,296	$17,120	$91,914	$49,561

            Our share of the loss (gain) on sale or disposal of assets and interests in unconsolidated entities, net is reflected within (loss) gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

6.    Debt

  Unsecured Debt

            At September 30, 2012, our unsecured debt consisted of $12.2 billion of senior unsecured notes of the Operating Partnership, $1.8 billion outstanding under our $4.0 billion unsecured revolving credit facility, or Credit Facility, and $455.0 million outstanding under our $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility. The September 30, 2012 balance on the Credit Facility included $1.2 billion (U.S. dollar equivalent) of Euro-denominated borrowings and $285.0 million (U.S. dollar equivalent) of the balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

            On September 30, 2012, we had an aggregate available borrowing capacity of $3.7 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the nine months ended September 30, 2012 was $3.1 billion and the weighted average outstanding balance was $1.8 billion. Letters of credit of $42.0 million were outstanding under the Credit Facility as of September 30, 2012.

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

            On June 1, 2012, we entered into a Supplemental Facility with an initial borrowing capacity of $2.0 billion which can be increased at our option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. The base interest rate on the Supplemental Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings. During the second quarter of 2012, we moved $285.0 million (USD equivalent) of yen-denominated borrowings from the Credit Facility to the Supplemental Facility.

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

            During the nine months ended September 30, 2012, we redeemed at par $231.0 million of senior unsecured notes with fixed rates ranging from 5.75% to 6.88%.

            On November 1, 2011, we entered into a $900.0 million unsecured term loan. We drew $160.0 million on the term loan in the first quarter of 2012. In the second quarter of 2012, we repaid the outstanding balance in full and terminated the term loan.

  Secured Debt

            Total secured indebtedness was $8.0 billion and $6.8 billion at September 30, 2012 and December 31, 2011, respectively. During the nine months ended September 30, 2012, we repaid $505.3 million in mortgage loans with a weighted average interest rate of 3.64%, unencumbering ten properties, and repaid the outstanding balance of a $735.0 million secured term loan in full.

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

  Covenants

            Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2012, we are in compliance with all covenants of our unsecured debt.

            At September 30, 2012, we or our subsidiaries are the borrowers under 88 non-recourse mortgage notes secured by mortgages on 88 properties, including seven separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 34 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At September 30, 2012, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance individually, or giving effect to applicable cross-default provisions in the aggregate, could have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and other indebtedness was $19.8 billion and $15.9 billion as of September 30, 2012 and December 31, 2011, respectively. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
Fair value of fixed-rate mortgages and other indebtedness	$22,231	$17,905
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.46%	3.60%

7.    Equity

            During the nine months ended September 30, 2012, we issued 366,920 shares of common stock to 20 limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.

            In addition, we issued 5,873,620 shares of common stock to The Melvin Simon Family Enterprises Trust in exchange for 6,526,245 units on September 25, 2012.

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

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2012	$45,047	$30	$(94,263)	$8,103,133	$(3,251,740)	$(152,541)	$894,622	$5,544,288
Exchange of limited partner units for common shares				133,801			(133,801)	—
Public offering of common stock		1		1,213,740				1,213,741
Issuance of limited partner units								—
Redemption of limited partner units				(209,096)			(38,904)	(248,000)
Other	(246)			(6,038)	(20,441)	16,760	31,102	21,137
Purchase of noncontrolling interest				(63,226)			58,559	(4,667)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership				(117,584)			117,584	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(903,426)		(181,084)	(1,084,510)
Distributions to other noncontrolling interest partners							(270)	(270)
Comprehensive income, excluding $1,436 attributable to preferred interests in the Operating Partnership and $6,435 attributable to noncontrolling redeemable interests in properties in temporary equity			29,487		1,118,279		231,556	1,379,322

September 30, 2012	$44,801	$31	$(64,776)	$9,054,730	$(3,057,328)	$(135,781)	$979,364	$6,821,041

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

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of September 30, 2012 and December 31, 2011, the Operating Partnership guaranteed joint venture related mortgage or other indebtedness of $99.0 million and $30.2 million, respectively. Mortgages guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

  Concentration of Credit Risk

            Our malls, Premium Outlets, The Mills, and community/lifestyle centers rely heavily upon anchor tenants to attract customers; however anchor retailers do not contribute materially to our financial results as many anchor retailers own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

9.    Real Estate Acquisitions and Dispositions

            During the third quarter of 2012, we disposed of our interest in two consolidated retail properties and four unconsolidated retail properties. Our share of the net loss on these dispositions was $2.9 million.

            On June 4, 2012, we acquired a 50% interest in a 465,000 square foot outlet center located in Destin, Florida for $70.5 million.

            On May 3, 2012, we sold our investment in two residential apartment buildings located at The Domain in Austin, Texas. Our share of the gain from the sale is $12.1 million, which is included in other income in the consolidated statements of operations and comprehensive income.

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

            On December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. As a result, we have a 100% interest in and now consolidate the six properties we received in the distribution. The distribution resulted in a remeasurement of the distributed assets to estimated fair value and a corresponding non-cash gain of $168.3 million in the fourth quarter of 2011 representing the estimated fair value of the net assets received in excess of the carrying value of our interest in the joint venture portfolio. The asset and liability allocations were recorded based on preliminary portfolio fair value estimates at the date of distribution and were finalized during the third quarter of 2012 resulting in an allocation to investment property of $585.0 million, lease related intangibles of $59.1 million and debt discounts of $9.1 million. We amortize these amounts over the estimated life of the related depreciable components of investment property, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturity, respectively. The adjusted allocations did not have a material impact on the results of operations for the nine months ended, or on our financial position at, September 30, 2012.

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

            During the nine months ended September 30, 2011, we disposed of our interests in three retail properties for a net gain of $2.5 million. Additionally on June 28, 2011, we sold one of our other retail properties for $134.0 million, resulting in a net gain of $6.6 million. These gains are included in gain (loss) upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

            We expense acquisition and potential acquisition costs related to business combinations and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the nine months ended September 30, 2012 and 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion in conjunction with the financial statements and notes thereto included in this report.

Overview

            Simon Property Group, Inc., or Simon Property, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. Most states also follow this federal treatment and do not require REITs to pay state income tax. Simon Property Group, L.P., or the Operating Partnership, is a majority-owned partnership subsidiary that owns all of our real estate properties and other assets. In this discussion, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership, and its subsidiaries.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of September 30, 2012, we owned or held an interest in 320 income-producing properties in the United States, which consisted of 160 malls, 60 Premium Outlets, 68 community/lifestyle centers, 13 Mills and 19 other shopping centers or outlet centers in 41 states and Puerto Rico. Internationally, as of September 30, 2012, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, as of September 30, 2012, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

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

            We routinely review and evaluate acquisition opportunities based on their ability to enhance our portfolio. Our international strategy includes partnering with established real estate companies and financing international investments with local currency to minimize foreign exchange risk.

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

  Results Overview

            Diluted earnings per common share increased $1.47 during the first nine months of 2012 to $3.71 from $2.24 for the same period last year. The increase in diluted earnings per share was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2012,

  •
  the impact of our acquisition and expansion activity,

  •
  a 2012 gain due to the acquisition of a controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities of $491.9 million, or $1.36 per diluted share, primarily driven by a gain of $488.7 million resulting from the remeasurement of our previously held interest to fair value for those properties in which we now have a controlling interest,

  •
  partially offset by a 2011 gain due to the acquisition of a controlling interest, sale or disposal of assets and interests in unconsolidated entities, net of $78.3 million, or $0.22 per diluted share, primarily driven by an $82.9 million gain related to the acquisition of a controlling interest in a previously unconsolidated mall, and

  •
  increased interest expense in 2012 as discussed below.

            Core business fundamentals during the first nine months of 2012 improved from the economic environment that existed during the first nine months of 2011 primarily driven by higher tenant sales, especially within the luxury segment. Our share of portfolio NOI grew by 16.7% and 14.1% for the three and nine month periods in 2012 over the prior year periods, respectively. Comparable property NOI also grew 4.7% for the current period and 5.3% for the year to date for our U.S. portfolio of malls and Premium Outlets. Total sales per square foot, or psf, increased 9.2% from September 30, 2011 to $562 psf at September 30, 2012 for our portfolio of U.S. malls and Premium Outlets. Average base minimum rent increased 3.8% to $40.33 psf as of September 30, 2012, from $38.84 psf as of September 30, 2011. Releasing spreads remained positive in the U.S. malls and Premium Outlets as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $4.86 psf ($51.75 openings compared to $46.89 closings) as of September 30, 2012, representing a 10.4% increase over expiring payments as of September 30, 2012. Ending occupancy for the U.S. malls and Premium Outlets was 94.6% as of September 30, 2012, as compared to 93.8% as of September 30, 2011, an increase of 80 basis points.

            Our effective overall borrowing rate at September 30, 2012 decreased 22 basis points to 5.15% as compared to 5.37% at September 30, 2011. This decrease was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 45 basis points (5.56% at September 30, 2012 as compared to 6.01% at September 30, 2011) and a decrease in the effective overall borrowing rate on variable rate debt of 50 basis points (1.54% at September 30, 2012 as compared to 2.04% at September 30, 2011), offset in part by a shift in our debt portfolio to fixed rate debt from variable rate debt (which currently has a lower rate). At September 30, 2012, the weighted average years to maturity of our consolidated indebtedness was 6.0 years as compared to 5.7 years at December 31, 2011. Our financing activities for the nine months ended September 30, 2012, included the repayment of $505.3 million in mortgage loans with a weighted average interest rate of 3.64% (thereby unencumbering ten properties), the redemption of $231.0 million of senior unsecured notes with fixed rates ranging from 5.75% to 6.88% and the repayment of a $735.0 million secured term loan. In addition, during the 2012 period, we issued $600.0 million of senior unsecured notes at a fixed interest rate of 2.15% with a maturity date of September 2017, $600.0 million of senior unsecured notes at a fixed interest rate of 3.375% with a maturity date of March 2022 and $550.0 million of senior unsecured notes at a fixed interest rate of 4.75% with a maturity date of March 2042. At September 30, 2012, we also had $1.2 billion (U.S. dollar equivalent) of Euro-denominated borrowings on our $4.0 billion unsecured revolving credit facility, or Credit Facility, and $170.0 million of borrowings on our $2.0 billion unsecured revolving credit facility, or Supplemental Facility.

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

	September 30, 2012	September30, 2011(2)	%/basis point Change(1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	94.8%	94.4%	+40 bps
Unconsolidated	93.9%	92.1%	+180 bps
Total Portfolio	94.6%	93.8%	+80 bps
Average Base Minimum Rent per Square Foot
Consolidated	$38.23	$37.56	1.8%
Unconsolidated	$48.70	$42.75	13.9%
Total Portfolio	$40.33	$38.84	3.8%
Total Sales per Square Foot
Consolidated	$543	$508	7.0%
Unconsolidated	$648	$539	20.2%
Total Portfolio	$562	$514	9.3%
The Mills:
Ending Occupancy	97.2%	95.7%	+150 bps
Average Base Minimum Rent per Square Foot	$22.20	$21.60	2.8%
Total Sales per Square Foot	$505	$473	6.8%
Community/Lifestyle Centers:
Ending Occupancy	94.3%	91.9%	+240 bps
Average Base Minimum Rent per Square Foot	$13.97	$13.60	2.7%

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

            Total Sales per Square Foot.    Total sales include total reported retail tenant sales on a trailing 12-month basis at owned GLA (for mall stores with less than 10,000 square feet) in the malls and all reporting tenants at the Premium Outlets and The Mills. Retail sales at owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

  Current Leasing Activities

            During the nine months ended September 30, 2012, we signed 912 new leases and 1,582 renewal leases (excluding new development, redevelopment, expansion, downsizing and relocation) across our U.S. malls and Premium Outlets portfolio, comprising nearly 8.0 million square feet of which 6.0 million square feet related to consolidated properties. During the comparable period in 2011, we signed 973 new leases and 1,508 renewal leases, comprising approximately 8.3 million square feet of which 6.3 million square feet related to consolidated properties. The average initial base minimum rent for these new leases was $39.03 psf in 2012 and $37.65 psf in 2011 with an average tenant allowance on new leases of $35.65 psf and $30.53 psf, respectively.

  International Property Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	September 30, 2012	September 30, 2011	%/basis point Change
Ending Occupancy	99.8%	99.6%	+20 bps
Comparable Sales per Square Foot(1)	¥90,775	¥85,182	6.57%
Average Base Minimum Rent per Square Foot	¥4,927	¥4,818	2.26%

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

Results of Operations

            In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  During the first nine months of 2012, we disposed of two community centers and one of our other retail properties.

  •
  On August 16, 2012, a 415,000 square foot outlet center located in Texas opened.

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

            In addition to the activities discussed above and in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  During the third quarter of 2012, we disposed of our interests in three other retail properties and one mall.

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

  •
  On January 9, 2012, we sold our entire ownership interest in Gallerie Commerciali Italia, S.p.A., or GCI, a joint venture which at the time owned 45 properties located in Italy to our venture partner, Auchan S.A.

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

            For the purposes of the following comparison between the three and nine months ended September 30, 2012 and 2011, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both of the periods under comparison.

  Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

            Minimum rents increased $94.3 million during the 2012 period, of which the property transactions accounted for $80.7 million of the increase. Comparable rents increased $13.6 million, or 2.1%. The increase in comparable rents was primarily attributable to a $16.8 million increase in base minimum rents, partially offset by a $2.8 million decrease in straight-line rents. Overage rents increased $14.5 million, or 39.6%, as a result of the property transactions and an increase in tenant sales for the period compared to the prior period at the comparable properties of $8.4 million.

            Tenant reimbursements increased $48.1 million, due to a $41.0 million increase attributable to the property transactions and a $7.1 million, or 2.5%, increase in the comparable properties primarily due to annual increases related to common area maintenance and real estate tax reimbursements, offset partially by a decrease in utility recoveries due to lower electricity costs.

            Total other income decreased $3.8 million, principally as a result of a decrease in interest income of $7.7 million related to the repayment of related party loans and loans held for investment and a $1.9 million decrease in net other activity, partially offset by a $5.8 million increase due to the timing of the semi-annual dividends from investments in certain marketable securities.

            Property operating expense increased $9.9 million primarily related to a $16.0 million increase attributable to the property transactions partially offset by a $6.1 million decrease in comparable property activity due primarily to our continued cost savings efforts.

            Depreciation and amortization expense increased $49.4 million primarily due to the additional depreciable assets related to the property transactions.

            Real estate tax expense increased $18.4 million primarily due to a $12.7 million increase related to the property transactions.

            The (recovery of) provision for credit losses decreased $2.7 million due to strong collections of receivables which we had previously established reserves for due to uncertainty of payment.

            Interest expense increased $44.5 million primarily related to a $35.1 million increase related to the property transactions. The remainder of the increase resulted from borrowings on the Euro tranche of the Credit Facility and USD tranche of the Supplemental Facility, and the issuance of unsecured notes in the fourth quarter of 2011 and the first quarter of 2012. These increases were partially offset by a lower effective overall borrowing rate, decreased interest expense related to our payoff of a $735.0 million secured term loan, and our payoff of $542.5 million of unsecured notes in 2011 and $231.0 million of unsecured notes in 2012.

            Income from unconsolidated properties increased $20.0 million as result of the property transactions, primarily our increased ownership in the joint venture properties acquired as part of the Mills transaction and our acquisition of an interest in Klépierre as well as from favorable results of operations from the portfolio of joint venture properties.

            During the quarter ended September 30, 2012, we disposed of our interest in four unconsolidated properties and sold two community centers resulting in an aggregate loss of $2.9 million. During the three months ended September 30, 2011, we disposed of our interest in a mall and acquired a controlling interest in a mall previously accounted for under the equity method for an aggregate net gain of $78.3 million.

            Net income attributable to noncontrolling interests decreased $8.3 million primarily due to a decrease in the income of the Operating Partnership.

  Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

            Minimum rents increased $248.7 million during the 2012 period, of which the property transactions accounted for $197.3 million of the increase. Comparable rents increased $51.4 million, or 2.7%, primarily attributable to a $53.7 million increase in base minimum rents. Overage rents increased $34.5 million, or 45.5%, as a result of the property transactions and an increase in tenant sales for the period compared to the prior period at the comparable properties of $23.5 million.

            Tenant reimbursements increased $117.9 million, due to a $99.2 million increase attributable to the property transactions and a $18.7 million, or 2.2%, increase in the comparable properties primarily due to annual increases related to common area maintenance and real estate tax reimbursements, offset partially by a decrease in utility recoveries due to lower electricity costs.

            Total other income decreased $0.5 million, principally as a result of a decrease in interest income of $19.5 million related to the repayment of related party loans and loans held for investment and $1.0 million of net other activity, partially offset by a $12.1 million increase from a gain on the sale of our investments in two multi-family residential facilities, and a $7.5 million increase in financing and other fee revenue earned from joint ventures net of eliminations.

            Property operating expense increased $22.1 million primarily related to a $35.4 million increase attributable to the property transactions partially offset by a $13.3 million decrease in comparable property activity due primarily to a mild winter and our continued cost savings efforts.

            Depreciation and amortization expense increased $118.8 million primarily due to the additional depreciable assets related to the property transactions.

            Real estate tax expense increased $37.2 million primarily due to a $31.8 million increase related to the property transactions.

            General and administrative expense increased $11.2 million primarily as a result of increased long-term performance based incentive compensation costs including amortization of the CEO retention award.

            Other expenses increased $5.3 million primarily related to a $10.5 million increase attributable to the property transactions, offset partially by a decrease in legal fees and net other activity.

            Interest expense increased $98.5 million primarily related to an increase of $81.7 million related to the property transactions. The remainder of the increase resulted from borrowings on the Euro tranche of the Credit Facility and USD tranche of the Supplemental Facility, and the issuance of unsecured notes in the fourth quarter of 2011 and the first quarter of 2012. These increases were partially offset by a lower effective overall borrowing rate, decreased interest expense related to the repayment or refinancing of mortgages at fourteen properties, payoff of a $735.0 million secured term loan, and our payoff of $542.5 million of unsecured notes in 2011 and $231.0 million of unsecured notes in 2012.

            Income from unconsolidated properties increased $47.1 million as result of the property transactions, primarily our increased ownership in the joint venture properties acquired as part of the Mills transaction and our acquisition of an interest in Klépierre as well as from favorable results of operations from the portfolio of joint venture properties.

            During 2012, we disposed of our interest in GCI, four unconsolidated properties and two community centers for a net gain of $25.6 million and acquired a controlling interest in nine properties previously accounted for under the equity method in the Mills transaction which resulted in the recognition of a non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million on our remaining investment in SPG-FCM Ventures, LLC, or SPG-FCM, which holds our investment in TMLP, representing the excess of carrying value over the estimated fair value. During the 2011 period, we disposed of our interest in an unconsolidated mall, one consolidated mall, an two other retail properties, and acquired a controlling interest in a mall previously accounted for under the equity method for an aggregate net gain of $92.1 million.

            Net income attributable to noncontrolling interests increased $87.9 million primarily due to an increase in the income of the Operating Partnership.

Liquidity and Capital Resources

            Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We minimize the use of floating rate debt and enter into floating rate to fixed rate interest rate swaps. Floating rate debt currently comprises 10.3% of our total consolidated debt at September 30, 2012, as adjusted to reflect outstanding interest rate swaps. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.0 billion during the nine months ended September 30, 2012. In addition, the Credit Facility and Supplemental Facility provide alternative sources of liquidity as our cash needs vary from time to time.

            Our balance of cash and cash equivalents decreased $345.9 million during the first nine months of 2012 to $452.7 million as of September 30, 2012 as further discussed under "Cash Flows" below.

            On September 30, 2012, we had an aggregate available borrowing capacity of $3.7 billion under the Credit Facility and the Supplemental Facility, net of outstanding borrowings of $2.3 billion and letters of credit of $42.0 million. For the nine months ended September 30, 2012, the maximum amount outstanding under the Credit Facility and Supplemental Facility was $3.1 billion and the weighted average amount outstanding was $1.8 billion. The weighted average interest rate was 1.24% for the nine months ended September 30, 2012.

            We and the Operating Partnership have historically had access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the property level.

            Our business model and status as a REIT requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facility and the Supplemental Facility to address our debt maturities and capital needs through 2012.

  Loan to SPG-FCM

            As discussed in Note 5 to the condensed notes to consolidated financial statements, the loan to SPG-FCM was extinguished in the Mills transaction. During the nine month periods ended September 30, 2012 and 2011, we recorded $2.0 million and $7.4 million in interest income (net of inter-entity eliminations), related to this loan, respectively.

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2012 totaled $2.0 billion. In addition, we received net proceeds from our debt financing and repayment activities of $1.7 billion in 2012. These activities are further discussed below under "Financing and Debt." During the first nine months of 2012, we or the Operating Partnership also:

  •
  issued 9,137,500 shares of common stock in a public offering for $1.2 billion, net of issue costs,

  •
  redeemed 2,000,000 limited partner units for $248.0 million,

  •
  funded the acquisition of an additional interest in a property, the equity stake in Klépierre, additional interests in 26 joint venture properties in the Mills transaction and a 50% interest in an outlet center for $3.69 billion,

  •
  received proceeds of $375.8 million from the sale of our interest in GCI,

  •
  received repayments of loans held for investment and loans from related parties of $256.5 million,

  •
  paid stockholder dividends and unitholder distributions totaling $1.1 billion,

  •
  paid preferred stock dividends and preferred unit distributions totaling $3.9 million,

  •
  funded consolidated capital expenditures of $589.7 million (includes development and other costs of $149.2 million, renovation and expansion costs of $289.6 million, and tenant costs and other operational capital expenditures of $150.9 million),

  •
  funded investments in marketable securities held to defease mortgage debt and other investments in non-marketable securities of $179.9 million, and

  •
  funded investments in unconsolidated entities of $145.6 million.

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

Financing and Debt

  Unsecured Debt

            At September 30, 2012, our unsecured debt consisted of $12.2 billion of senior unsecured notes of the Operating Partnership, $1.8 billion outstanding under our $4.0 billion unsecured revolving credit facility, or Credit Facility, and $455.0 million outstanding under our $2.0 billion Supplemental Facility. The September 30, 2012 balance on the Credit Facility included $1.2 billion (U.S. dollar equivalent) of Euro-denominated borrowings and $285.0 million (U.S. dollar equivalent) of the balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

            On September 30, 2012, we had an aggregate available borrowing capacity of $3.7 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the nine months ended September 30, 2012 was $3.1 billion and the weighted average outstanding balance was $1.8 billion. Letters of credit of $42.0 million were outstanding under the Credit Facility as of September 30, 2012.

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

            The Supplemental Facility's initial $2.0 billion borrowing capacity can be increased at our option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. The base interest rate on the Supplemental Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings. During the second quarter of 2012, we moved $285.0 million (USD equivalent) of yen-denominated borrowings from the Credit Facility to the Supplemental Facility.

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

            During the nine months ended September 30, 2012, we redeemed at par $231.0 million of senior unsecured notes with fixed rates ranging from 5.75% to 6.88%.

            On November 1, 2011, we entered into a $900.0 million unsecured term loan. We drew $160.0 million on the term loan in the first quarter of 2012. In the second quarter of 2012, we repaid the outstanding balance in full and terminated the term loan.

  Secured Debt

            Total secured indebtedness was $8.0 billion and $6.8 billion at September 30, 2012 and December 31, 2011, respectively. During the nine months ended September 30, 2012, we repaid $505.3 million in mortgage loans with a weighted average interest rate of 3.64%, unencumbering ten properties, and repaid the outstanding balance of a $735.0 million secured term loan in full.

            As a result of the acquisition of additional interests in properties in the Mills transaction in March 2012, as further discussed in Note 5 to the condensed notes to our consolidated financial statements, we consolidated nine properties encumbered by property-level mortgage debt totaling $2.6 billion. This property-level mortgage debt was previously presented as debt of our unconsolidated entities. We and our joint venture partner had equal ownership in these properties prior to the transaction.

  Covenants

            Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2012, we are in compliance with all covenants of our unsecured debt.

            At September 30, 2012, we or our subsidiaries are the borrowers under 88 non-recourse mortgage notes secured by mortgages on 88 properties, including seven separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 34 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At September 30, 2012, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance individually, or giving effect to applicable cross-default provisions in the aggregate, could have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2012 and December 31, 2011, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of September 30, 2012	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2011	Effective Weighted Average Interest Rate
Fixed Rate	$20,240,131	5.56%	$16,407,374	5.83%
Variable Rate	2,329,503	1.54%	2,039,066	1.45%

	$22,569,634	5.15%	$18,446,440	5.35%

            As of September 30, 2012, we had $484.2 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.52% and a weighted average variable receive rate of 0.59% which effectively convert variable rate debt to fixed rate debt.

  Contractual Obligations and Off-Balance Sheet Arrangements

            There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2011 Annual Report on Form 10-K.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2012, for the remainder of 2012 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2012	2013-2014	2015-2017	After 2017	Total
Long-Term Debt(1)	$19,046	$3,318,834	$11,702,362	$7,452,098	$22,492,340
Interest Payments(2)	$286,839	$2,097,937	$2,063,847	$2,347,291	$6,795,914

(1)
Represents principal maturities only and therefore, excludes net premiums of $77,294.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2012.

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2012, the Operating Partnership had guaranteed $99.0 million of joint venture related mortgage or other indebtedness. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise.

Acquisitions and Dispositions

            Buy-sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. We and our partners in our joint venture properties may initiate these provisions (subject to any applicable lock up or similar restrictions). If we determine it is in our stockholders' best interests for us to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchase without hindering our cash flows, then we may initiate these provisions or elect to buy. If we decide to sell any of our joint venture interests, we expect to use the net proceeds to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

            Acquisitions.    On June 4, 2012, we acquired a 50% interest in a 465,000 square foot outlet center located in Destin, Florida for $70.5 million.

            On March 22, 2012, we acquired, through an acquisition of substantially all of the assets of TMLP, additional interests in 26 properties, from our joint venture partner. The transaction resulted in 16 of the properties remaining unconsolidated, the consolidation of nine previously unconsolidated properties and the purchase of the remaining noncontrolling interest in a previously consolidated property. The transaction was valued at $1.5 billion, which included repayment of the remaining $562.1 million balance on TMLP's senior loan facility and retirement of $100.0 million of TMLP's trust preferred securities. In connection with the transaction, our $558.4 million loan to SPG-FCM was extinguished on a non-cash basis. We consolidated $2.6 billion in additional property-level mortgage debt in connection with this transaction. The transaction resulted in a remeasurement of our previously held interest in each of these properties to fair value and the recognition of a corresponding non-cash gain of approximately $488.7 million.

            On March 14, 2012, we acquired a 28.7% equity stake in Klépierre for approximately $2.0 billion. On May 21, 2012 Klépierre paid a dividend, which we elected to receive in additional shares, increasing our ownership to approximately 28.9%.

            On January 6, 2012, SPG-FCM, which holds our investment in TMLP, distributed its interest in Del Amo Fashion Center to SPG-FCM's joint venture partners. We purchased our venture partner's 25% interest for $50.0 million of cash, which increased our ownership in the property to 50%. As a part of the transaction, we and our venture partner each contributed $50.0 million to SPG-FCM which was used to pay down TMLP's senior loan and the loan we made to SPG-FCM, as discussed above.

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

            During the third quarter of 2012, we disposed of our interest in two consolidated retail properties and four unconsolidated retail properties. Our share of the net loss on these disposals was $2.9 million.

            On May 3, 2012, we sold our investment in two residential apartment buildings located at The Domain in Austin, Texas. Our share of the gain from the sale was $12.1 million, which is included in other income in the consolidated statements of operations and comprehensive income.

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

            On August 16, 2012, a 415,000 square foot outlet center located in Texas opened. We have a 50% interest in this other retail property.

            On October 19, 2012, Tanger Outlets in Texas City, a 350,000 square foot upscale outlet center, opened. This new center, in which we have a 50% interest, is a joint venture with Tanger Factory Outlets Centers, Inc. Our estimated share of the cost of this project is $33.0 million.

            On July 11, 2012, we began construction on St. Louis Premium Outlets, a 350,000 square foot project located in Chesterfield, Missouri. We own a 60% interest in this project, which is a joint venture with Woodmont Outlets. This new center is expected to open in the fall of 2013. Our estimated share of the cost of this project is $50.2 million.

            In March 2012, we began construction on Phoenix Premium Outlets located in Phoenix, Arizona. This 360,000 square foot center, which is wholly owned by us, is expected to open in April 2013. The estimated cost of this project is $70.7 million.

            Domestic Expansions and Renovations.    We routinely incur costs related to construction for significant renovation and expansion projects at our properties. We also have reinstituted our redevelopment and expansion initiatives which we had previously reduced given the downturn in the economy. Renovation and expansion projects are currently underway at 24 properties in the U.S. with 34 new anchor and big box tenants having opened in 2012 and an additional 40 scheduled to open in the fourth quarter of 2012 and in 2013. We expect our share of development costs for 2012 related to renovation or expansion initiatives to be approximately $700.0 million compared to $265.0 million in 2011.

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

            Rinku Premium Outlets Phase IV, a 103,000 square foot expansion to the Rinku Premium Outlets located in Osaka, Japan, was completed and opened in July 2012. Kobe-Sanda Premium Outlets Phase III, a 78,000 square foot expansion to the Kobe-Sanda Premium Outlets in Osaka, Japan, is under construction and is expected to open in December 2012. The net cost of these projects is expected to be JPY 5.7 billion, of which our share is approximately JPY 2.3 billion, or $29.4 million based on applicable YEN:USD exchange rates.

            In April 2012, construction began on Shisui Premium Outlets, a 230,000 square foot new development in Chiba, Japan, in which we have a 40% interest and which is expected to open in April 2013. The net cost of this project is expected to be JPY 9.1 billion, of which our share is approximately JPY 3.6 billion, or $46.6 million based on applicable YEN:USD exchange rates.

            In April 2012, construction began on Toronto Premium Outlets, a 360,000 square foot new development in Ontario, Canada, in which we have a 50% interest and which is expected to open in August 2013. The net cost of this project is expected to be CAD 159.6 million, of which our share is approximately CAD 79.8 million, or $81.1 million based on applicable CAD:USD exchange rates.

            In 2012, construction began on Busan Premium Outlets, a 340,000 square foot new development in Busan, South Korea, in which we have a 50% interest and which is expected to open in September 2013. The net cost of this project is expected to be KRW 167.8 billion, of which our share is approximately KRW 83.9 billion, or $75.5 million based on applicable KRW:USD exchange rates.

            On March 1, 2012, we and our partner, Bailian Group, the largest retail conglomerate in China, announced the signing of a Memorandum of Understanding, or MOU, to jointly develop a Premium Outlet center in Pudong, Shanghai, China. The MOU also provides the joint venture the opportunity to develop additional Premium Outlet centers in mainland China.

            On April 9, 2012, we and our partner, BR Malls Participacoes S.A., signed a Joint Venture Agreement to develop and own Premium Outlet centers in Brazil in which we would have a 50% interest. The first Premium Outlet is expected to be opened in the State of Sao Paulo in November of 2013.

            On May 21, 2012, we and our partner, Calloway Real Estate Investment Trust, announced plans to develop a second Premium Outlet in Canada, which will be located in Montreal.

Dividends

            We paid a common stock dividend of $1.05 per share in the third quarter of 2012. On October 25, 2012, we announced a common stock dividend of $1.10 per share payable on November 30, 2012 to stockholders of record on November 16, 2012. We must pay a minimum amount of dividends to maintain our status as a REIT. Our dividends typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Our future dividends and future distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain our status as a REIT.

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

            The following schedule reconciles total FFO to consolidated net income and diluted net income per share to diluted FFO per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Funds from Operations	$720,052	$606,235	$2,057,474	$1,759,846

Increase in FFO from prior period	18.8%	90.3%	16.9%	55.5%

Consolidated Net Income	$306,371	$333,781	$1,349,136	$803,969
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	306,612	257,172	896,147	777,489
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	110,188	98,601	321,318	286,358
Loss (gain) upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	2,911	(78,307)	(491,926)	(92,072)
Net income attributable to noncontrolling interest holders in properties	(2,464)	(1,829)	(6,427)	(5,879)
Noncontrolling interests portion of depreciation and amortization	(2,253)	(1,870)	(6,835)	(6,080)
Preferred distributions and dividends	(1,313)	(1,313)	(3,939)	(3,939)

Funds from Operations	$720,052	$606,235	$2,057,474	$1,759,846

FFO Allocable to Simon Property	$603,845	$502,264	$1,714,770	$1,459,388
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$0.84	$0.93	$3.71	$2.24
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, net of noncontrolling interests portion of depreciation and amortization	1.14	1.00	3.35	2.99
Loss (gain) upon acquisition of controlling interest, sale or disposal as assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	0.01	(0.22)	(1.36)	(0.26)

Diluted FFO per share	$1.99	$1.71	$5.70	$4.97

            The following schedule reconciles net operating income to consolidated net income and sets forth the computations of comparable property NOI.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$306,371	$333,781	$1,349,136	$803,969
Income tax (benefit) expense of taxable REIT subsidiaries	(97)	860	1,786	2,706
Interest expense	288,896	244,384	835,532	737,018
Income from unconsolidated entities	(37,129)	(17,120)	(96,613)	(49,561)
Loss (gain) upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	2,911	(78,307)	(491,926)	(92,072)

Operating Income	560,952	483,598	1,597,915	1,402,060
Depreciation and amortization	310,244	260,802	907,217	788,410

NOI of consolidated Properties	$871,196	$744,400	$2,505,132	$2,190,470

Reconciliation of NOI of unconsolidated entities:
Net Income	$111,085	$75,482	$300,836	$246,926
Interest expense	148,891	149,839	451,581	441,396
Loss from unconsolidated entities	316	596	947	1,054
Loss from operations of discontinued joint venture interests	1,978	17,431	20,769	39,646
Loss (gain) on disposal of discontinued operations, net	4,904	(78)	4,904	(15,583)

Operating Income	267,174	243,270	779,037	713,439
Depreciation and amortization	125,512	125,260	374,333	361,345

NOI of unconsolidated entities	$392,686	$368,530	$1,153,370	$1,074,784

Total consolidated and unconsolidated NOI from continuing operations	$1,263,882	$1,112,930	$3,658,502	$3,265,254

Adjustments to NOI:
NOI of discontinued unconsolidated properties	5,711	124,222	63,801	383,697

Total NOI of the Simon Property Portfolio	$1,269,593	$1,237,152	$3,722,303	$3,648,951

Change in NOI from prior period	2.6%	6.9%	2.0%	6.4%
Add: Our share of NOI from Klépierre	49,784	—	114,340	—
Less: Joint venture partner's share of NOI	221,930	296,942	685,114	887,573

Simon Property Share of NOI	$1,097,447	$940,210	$3,151,529	$2,761,378

Increase in Simon Property Share of NOI from prior period	16.7%	11.8%	14.1%	9.6%
Total NOI of the Simon Property Portfolio	$1,269,593	$1,237,152	$3,722,303	$3,648,951
NOI from non comparable properties(1)	262,594	275,545	768,259	843,300

Total NOI of comparable properties(2)	$1,006,999	$961,607	$2,954,044	$2,805,651

Increase in NOI of U.S. malls and Premium Outlets that are Comparable Properties	4.7%		5.3%

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

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            During the quarter ended September 30, 2012, we issued an aggregate of 145,811 shares of common stock to limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership, as follows:

  •
  142,611 shares on September 25, 2012,

  •
  1,000 shares on August 29, 2012,

  •
  200 shares on July 26, 2012, and

  •
  2,000 shares on July 11, 2012.

            In addition, we issued 5,873,620 shares of common stock to The Melvin Simon Family Enterprises Trust in exchange for 6,526,245 units on September 25, 2012.

            In each case, the issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

            There were no reportable purchases of equity securities during the quarter ended September 30, 2012.

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

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
10.1	Underwriting Agreement, dated as of September 19, 2012, among Simon Property Group, Inc., Simon Property Group, L.P., Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Melvin Simon Family Enterprises Trust (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed by Simon Property Group, Inc. on September 21, 2012.)
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
/s/ STEPHEN E. STERRETT Stephen E. Sterrett Senior Executive Vice President and Chief Financial Officer
Date: November 7, 2012