Form 10-K
period 2012-12-31
SIMON PROPERTY GROUP INC /DE/
filed 2013-02-28
CIK 1063761

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

            Indicate by checkmark whether the Registrant is a shell company (as defined in rule 12-b of the Act). Yes ☐ No ☒

            The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $46,364 million based on the closing sale price on the New York Stock Exchange for such stock on June 29, 2012.

            As of January 31, 2013, Simon Property Group, Inc. had 313,664,635 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Documents Incorporated By Reference

            Portions of the Registrant's Annual Report to Stockholders are incorporated by reference into Parts I, II and IV; and portions of the Registrant's Proxy Statement in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III.

Simon Property Group, Inc. and Subsidiaries
Annual Report on Form 10-K
December 31, 2012

Part I

Item 1.    Business

            Simon Property Group, Inc., or Simon Property, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. Simon Property Group, L.P., or the Operating Partnership, is our majority-owned partnership subsidiary that owns all of our real estate properties and other assets. In this discussion, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership, and its subsidiaries.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2012, we owned or held an interest in 317 income-producing properties in the United States, which consisted of 160 malls, 63 Premium Outlets, 68 community/lifestyle centers, 13 Mills and 13 other shopping centers or outlet centers in 38 states and Puerto Rico. We also have reinstituted redevelopment and expansion initiatives with renovation and expansion projects currently underway at 24 properties in the U.S. with 56 new anchor and big box tenants having opened in 2012 and an additional 30 scheduled to open in 2013. Internationally, as of December 31, 2012, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, as of December 31, 2012, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

            For a description of our operational strategies and developments in our business during 2012, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 2012 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Other Policies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

  Investment Policies

            While we emphasize equity real estate investments, we may also provide secured financing to or invest in equity or debt securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification. These REIT limitations mean that we cannot make an investment that would cause our real estate assets to be less than 75% of our total assets. We must also derive at least 75% of our gross income directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. In addition, we must also derive at least 95% of our gross income from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

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

            If our Board of Directors determines to seek additional capital, we may raise such capital by offering equity or debt securities, creating joint ventures with existing ownership interests in properties, entering into joint venture arrangements for new development projects, retaining cash flows or a combination of these methods. If the Board of Directors determines to raise equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. The Board of Directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock, which may be convertible into common stock. Existing stockholders have no preemptive right to purchase shares in any subsequent offering of our securities. Any such offering could dilute a stockholder's investment in us.

            We expect most future borrowings would be made through the Operating Partnership or its subsidiaries. We might, however, incur borrowings that would be reloaned to the Operating Partnership. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or cross-collateralized with other debt, or may be fully or partially guaranteed by the Operating Partnership. Although we may borrow to fund the payment of dividends, we currently have no expectation that we will regularly do so.

            The Operating Partnership has an unsecured revolving credit facility, or the Credit Facility. The Credit Facility's initial borrowing capacity of $4.0 billion can be increased at our sole option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. On June 1, 2012, we entered into an additional unsecured revolving credit facility, or the Supplemental Facility, with an initial borrowing capacity of $2.0 billion which can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. We issue debt securities through the Operating Partnership, but we may issue our debt securities which may be convertible into capital stock or be accompanied by warrants to purchase capital stock. We also may sell or securitize our lease receivables.

            We may also finance acquisitions through the following:

  •
  issuance of shares of common stock or preferred stock;

  •
  issuance of additional units of partnership interest in the Operating Partnership, or units;

  •
  issuance of preferred units of the Operating Partnership;

  •
  issuance of other securities including unsecured notes and mortgage debt;

  •
  draws on our credit facilities; or

  •
  sale or exchange of ownership interests in properties.

            The Operating Partnership may also issue units to transferors of properties or other partnership interests which may permit the transferor to defer gain recognition for tax purposes.

            We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties. Additionally, our unsecured credit facilities, unsecured note indentures and other contracts may limit our ability to borrow and contain limits on mortgage indebtedness we may incur.

            Typically, we invest in or form special purpose entities to assist us in obtaining secured permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage lien on the property or properties in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we create special purpose entities to own the properties. These special purpose entities, which are common in the real estate industry, are structured so that they would not be consolidated in a bankruptcy proceeding involving a parent company. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing the function, conduct, selection, orientation and duties of our Board of Directors and the Company, as well as written charters for each of the standing Committees of the Board of Directors. In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees and those of our subsidiaries. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards for New York Stock Exchange, or NYSE, companies and cannot be affiliated with the Simon family who are significant stockholders and/or unitholders in the Operating Partnership. In addition, the Audit and Compensation Committees of our Board of Directors are comprised of independent members in accordance with the independence requirements of the NYSE. Any transaction between us and the Simons, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of our independent directors.

            The sale by the Operating Partnership of any property that it owns may have an adverse tax impact on the Simons and/or other limited partners of the Operating Partnership. In order to avoid any conflict of interest between Simon Property and the Simons, our charter requires that at least six of our independent directors must authorize and require the Operating Partnership to sell any property it owns. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by Herbert Simon and David Simon contain covenants limiting their ability to participate in certain shopping center activities.

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

Competition

            The retail industry is dynamic and competitive. We compete with numerous merchandise distribution channels including malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. We also compete with internet retailing sites and catalogs which provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers including:

  •
  the quality, location and diversity of our properties;

  •
  our management and operational expertise;

  •
  our extensive experience and relationships with retailers and lenders; and

  •
  our mall marketing initiatives and consumer focused strategic corporate alliances.

Certain Activities

            During the past three years, we have:

  •
  issued 7,627,368 shares of common stock upon the exchange of 8,279,993 units of the Operating Partnership;

  •
  issued 347,677 restricted shares of common stock and 1,470,679 long-term incentive performance units, or LTIP units, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, or the 1998 Plan;

  •
  redeemed 2,000,000 units for $124.00 per unit in cash;

  •
  issued 278,763 units in exchange for the acquisition of a 100% interest in two outlet properties;

  •
  issued 427,146 shares of common stock upon exercise of stock options under the 1998 Plan, net of 76,969 shares used to fund withholding tax;

  •
  issued 6,670,589 shares of common stock upon the conversion of 7,871,276 shares of Series I 6% Convertible Perpetual Preferred Stock, or Series I preferred stock;

  •
  redeemed 219,879 shares of Series I preferred stock;

  •
  issued 9,137,500 shares of common stock in a public offering at a public offering price of $137.00 per share;

  •
  entered into the Credit Facility in October 2011 which provides an initial borrowing capacity of $4.0 billion and can be increased at our sole option to $5.0 billion during its term;

  •
  entered into the new Supplemental Facility on June 1, 2012, which provides an initial borrowing capacity of $2.0 billion and can be increased at our sole option to $2.5 billion during its term;

  •
  borrowed a maximum amount of $3.1 billion under the credit facilities; the outstanding amount of borrowings under the credit facilities as of December 31, 2012 was $1.6 billion, of which $1.2 billion was related to U.S. dollar equivalent of Euro-denominated borrowings and $259.2 million was related to U.S. dollar equivalent of Yen-denominated borrowings;

  •
  provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

Employees

            At December 31, 2012, we and our affiliates employed approximately 5,500 persons at various properties and offices throughout the United States, of which approximately 2,100 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana and 100 were located at our Premium Outlets offices in Roseland, New Jersey.

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

            In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NYSE.

Executive Officers of the Registrant

            The following table sets forth certain information with respect to our executive officers as of December 31, 2012.

Name	Age	Position
David Simon	51	Chairman and Chief Executive Officer
Richard S. Sokolov	63	President and Chief Operating Officer
David J. Contis	54	Senior Executive Vice President — President Simon Malls
Stephen E. Sterrett	57	Senior Executive Vice President and Chief Financial Officer
John Rulli	56	Senior Executive Vice President and Chief Administrative Officer
James M. Barkley	61	General Counsel; Secretary
Andrew A. Juster	60	Executive Vice President and Treasurer
Steven E. Fivel	52	Assistant General Counsel and Assistant Secretary
Steven K. Broadwater	46	Senior Vice President and Chief Accounting Officer

            The executive officers of Simon Property serve at the pleasure of the Board of Directors except for David Simon and Richard S. Sokolov who are subject to employment agreements which may call for certain payments upon termination. For biographical information of David Simon, Richard S. Sokolov, Stephen E. Sterrett, James M. Barkley and David J. Contis, see Item 10 of this report.

            Mr. Rulli serves as Simon Property's Senior Executive Vice President and Chief Administrative Officer. Mr. Rulli joined Melvin Simon & Associates, Inc., or MSA, in 1988 and held various positions with MSA and Simon Property thereafter. Mr. Rulli became Chief Administrative Officer in 2007 and was promoted to Senior Executive Vice President in 2011.

            Mr. Juster serves as Simon Property's Executive Vice President and Treasurer. Mr. Juster joined MSA in 1989 and held various financial positions with MSA until 1993 and thereafter has held various positions with Simon Property. Mr. Juster became Treasurer in 2001 and was promoted to Executive Vice President in 2008.

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

Item 1A.    Risk Factors

            The following factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors may have a material adverse effect on our business, financial condition, operating results and cash flows, and you should carefully consider them. Additional risks and uncertainties not presently known to us or which are currently not believed to be material may also affect our actual results. We may update these factors in our future periodic reports.

Risks Relating to Debt and the Financial Markets

  We have a substantial debt burden that could affect our future operations.

            As of December 31, 2012, our consolidated mortgages and other indebtedness, excluding related premium and discount, totaled $23.1 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

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

            Our properties represent a substantial portion of our total consolidated assets. These investments are relatively illiquid. As a result, our ability to sell one or more of our properties or investments in real estate in response to any changes in economic or other conditions may be limited. If we want to sell a property, we cannot assure you that we will be able to dispose of it in the desired time period or that the sales price of a property will exceed the cost of our investment.

  Our international expansion may subject us to different or greater risk from those associated with our domestic operations.

            As of December 31, 2012, we hold interests in joint venture properties that operate in Japan, South Korea, Mexico, and Malaysia. We also have an equity stake in Klépierre, a publicly-traded European real estate company. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in the foreign operation is held. We may pursue additional expansion and development opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

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

            Although our international activities currently are a relatively small portion of our business (international properties represented approximately 6.3% of net operating income, or NOI, for the year ended December 31, 2012), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

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

            Our properties compete with other retail properties and other forms of retailing such as catalogs and e-commerce websites. Competition may come from malls, outlet centers, community/lifestyle centers, and other shopping centers, both existing as well as future development projects, as well as catalogs and e-commerce. The presence of competitive alternatives affects our ability to lease space and the level of rents we can obtain. New construction, renovations and expansions at competing sites could also negatively affect our properties.

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

            As of December 31, 2012, we owned interests in 108 income-producing properties with other parties. Of those, 18 properties are included in our consolidated financial statements. We account for the other 90 properties under the equity method of accounting, which we refer to as joint venture properties. We serve as general partner or property manager for 74 of these 90 properties; however, certain major decisions, such as approving the operating budget and selling, refinancing and redeveloping the properties require the consent of the other owners. Of the properties for which we do not serve as general partner or property manager, 12 are in our international joint ventures. The other owners also have other participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

  The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property. As of December 31, 2012, the Operating Partnership had guaranteed $84.9 million of joint venture related mortgage or other indebtedness. A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Other Factors Affecting Our Business

  Some of our potential losses may not be covered by insurance.

            We maintain insurance coverage with third party carriers who provide a portion of the coverage for specific layers of potential losses including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third party carriers is either insured through our wholly-owned captive insurance companies or other financial arrangements controlled by us. A third party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through our captive insurance entities also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

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

Risks Relating to Income Taxes

  We have elected to be taxed as a REIT in the United States and certain of our international operations currently receive favorable tax treatment.

            We are subject to certain income-based taxes, both domestically and internationally, and other taxes, including state and local taxes, franchise taxes, and withholding taxes on dividends from certain of our international investments. We currently receive favorable tax treatment in various domestic and international jurisdictions through tax rules and regulations or through international treaties. Should we no longer receive such benefits, the amount of taxes we pay may increase.

            In the U.S., we have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have been organized and operated in a manner which allows us to qualify for taxation as a REIT under the Internal Revenue Code. We intend to continue to operate in this manner. However, our qualification and taxation as a REIT depend upon our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Internal Revenue Code. REIT qualification is governed by highly technical and complex provisions for which there are only limited judicial or administrative interpretations. Accordingly, there is no assurance that we have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT.

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

Item 1B.    Unresolved Staff Comments

            None.

Item 2.    Properties

  United States Properties

            Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, community/lifestyle centers, and other properties. These properties contain an aggregate of approximately 239.2 million square feet of gross leasable area, or GLA, of which we own approximately 152.9 million square feet.

            Malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 160 malls are generally enclosed centers and range in size from approximately 400,000 to 2.5 million square feet of GLA. Our malls contain in the aggregate more than 17,100 occupied stores, including approximately 680 anchors, which are predominately national retailers.

            Premium Outlets generally contain a wide variety of designer and manufacturer stores located in open-air centers. Our 63 Premium Outlets range in size from approximately 150,000 to 850,000 square feet of GLA. The Premium Outlets are generally located near major metropolitan areas and/or tourist destinations.

            The Mills generally range in size from 1.0 million to 2.2 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, and big box retailers and entertainment uses.

            Community/lifestyle centers are generally unenclosed and smaller than our malls. Our 68 community/lifestyle centers generally range in size from approximately 100,000 to 950,000 square feet of GLA. Community/lifestyle centers are designed to serve a larger trade area and typically contain anchor stores and other national retail tenants, which occupy a significant portion of the GLA of the center. We also own traditional community shopping centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we own open-air centers adjacent to our malls designed to take advantage of the drawing power of the mall.

            We also have interests in 13 other shopping centers or outlet centers. These properties range in size from approximately 85,000 to 1.1 million square feet of GLA, are considered non-core to our business model, and in total represent less than 1% of our total operating income before depreciation and amortization.

            As of December 31, 2012, approximately 95.3% of the owned GLA in malls and Premium Outlets and the retail space of the other properties was leased, approximately 97.2% of the owned GLA for The Mills was leased and approximately 94.7% of the owned GLA in the community/lifestyle centers was leased.

            We wholly own 221 of our properties, effectively control 18 properties in which we have a joint venture interest, and hold the remaining 78 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 313 properties. Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of Operating Partnership units, to acquire the joint venture interest from our partner.

            The following property table summarizes certain data for our malls and Premium Outlets, The Mills, and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2012.

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Malls
1.	Anderson Mall	SC	Anderson	Fee	100.0%		Built 1972	84.2%	671,748	Belk, JCPenney, Sears, Dillard's, Books-A-Million
2.	Apple Blossom Mall	VA	Winchester	Fee	49.1	%(4)	Acquired 1999	95.9%	419,665	Belk, JCPenney, Sears, Carmike Cinemas(6)
3.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	95.5%	439,615	Marshalls, Sports Authority, The Home Depot, Golf Town
4.	Auburn Mall	MA	Auburn	Fee	56.4	%(4)	Acquired 1999	98.1%	587,444	Macy's (2 locations), Sears
5.	Aventura Mall(1)	FL	Miami Beach (Miami)	Fee	33.3	%(4)	Built 1983	99.1%	2,105,858	Bloomingdale's, Macy's, Macy's Men's & Home Furniture, JCPenney, Sears, Nordstrom, Equinox Fitness Clubs, AMC Theatres
6.	Avenues, The	FL	Jacksonville	Fee	25.0	%(4)(2)	Built 1990	96.4%	1,116,479	Belk, Dillard's, JCPenney, Sears, Forever 21
7.	Bangor Mall	ME	Bangor	Fee	67.1	%(15)	Acquired 2003	98.1%	652,531	Macy's, JCPenney, Sears, Dick's Sporting Goods
8.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	100.0%	1,429,965	Nordstrom, Macy's, Dillard's (2 locations), JCPenney, Sears, AMC Theatre
9.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	98.4%	1,198,681	Macy's, Dillard's (2 locations), JCPenney, Sears, MC Sports
10.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	95.6%	711,548	Younkers, Younkers Home Furniture Gallery, Kohl's, ShopKo, Marcus Cinema 16
11.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	95.2%	685,686	Macy's, Sears, Barnes & Noble, Best Buy, Safeway,(8)
12.	Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%		Built 1985	88.4%	1,101,200	Macy's, Dillard's, JCPenney, Sears, Cinemark Theatres, You Fit Health Clubs,(8)
13.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	96.7%	1,320,799	Nordstrom, Macy's (2 locations), JCPenney, Sears
14.	Briarwood Mall	MI	Ann Arbor	Fee	50.0	%(4)	Acquired 2007	97.2%	971,865	Macy's, JCPenney, Sears, Von Maur
15.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	100.0%	627,934	Dillard's, JCPenney, Sears
16.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	99.3%	760,361	Macy's, JCPenney, Barnes & Noble, Starplex Luxury Cinema
17.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2048)(7)	100.0%		Acquired 1998	96.5%	1,316,849	Macy's, Lord & Taylor, Sears, Nordstrom, Crate & Barrel
18.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073)(7)	56.4	%(4)	Acquired 1999	96.1%	721,749	Macy's (2 locations), Sears, Best Buy, Marshalls, Barnes & Noble, Regal Cinema
19.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	99.0%	1,383,194	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, AMC Theatres
20.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	95.9%	576,157	Belk (2 locations), JCPenney, Sears
21.	Chautauqua Mall	NY	Lakewood	Fee	100.0%		Built 1971	94.2%	429,305	Sears, JCPenney, Bon Ton, Office Max, Dipson Cinema
22.	Chesapeake Square	VA	Chesapeake (Virginia Beach)	Fee and Ground Lease (2062)	75.0	%(12)	Built 1989	86.1%	759,915	Macy's, JCPenney, Sears, Target, Burlington Coat Factory, Cinemark Theatres
23.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2022)(7)	100.0%		Built 1974	99.4%	1,241,535	Macy's, Dillard's (2 locations), JCPenney, Sears, Cinemark Theatres

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
24.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7	%(4)(2)	Built 1995	95.5%	771,104	Carson's, United Artists Theatre,(8)
25.	Coconut Point	FL	Estero	Fee	50.0	%(4)	Built 2006	93.5%	1,204,910	Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, PetsMart, Ross Dress for Less, Cost Plus World Market, T.J. Maxx, Hollywood Theatres, Super Target
26.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0	%(4)	Acquired 2005	97.4%	633,771	Macy's, JCPenney, Whole Foods, Target(6)
27.	College Mall	IN	Bloomington	Fee and Ground Lease (2048)(7)	100.0%		Built 1965	85.2%	636,807	Macy's, Sears, Target, Dick's Sporting Goods, Bed Bath & Beyond
28.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	99.1%	770,460	Macy's (2 locations), JCPenney, Sears, Barnes & Noble, Regal Cinema
29.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	97.3%	1,241,804	Neiman Marcus, Barneys New York
30.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	97.9%	943,552	Macy's (2 locations), JCPenney, Sears, Kohl's
31.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	98.1%	835,986	Dillard's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross Dress for Less, Dick's Sporting Goods(6)
32.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	95.7%	1,042,904	Macy's, Dillard's, JCPenney, Sears, Regal Cinema,(11)
33.	Crystal Mall	CT	Waterford	Fee	78.2	%(4)	Acquired 1998	91.7%	783,292	Macy's, JCPenney, Sears, Bed Bath & Beyond, Christmas Tree Shops
34.	Dadeland Mall	FL	Miami	Fee	50.0	%(4)	Acquired 1997	99.7%	1,399,312	Saks Fifth Avenue, Nordstrom, Macy's (2 locations), JCPenney
35.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	50.0	%(4)	Acquired 2007	90.6%	2,344,710	Macy's (2 locations), Macy's Home & Furniture Gallery, JCPenney, Sears, Marshalls, T.J. Maxx, Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, Burlington Coat Factory, AMC Theatres, Nordstrom(6)
36.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	97.0%	1,214,495	Neiman Marcus, Macy's, Dick's Sporting Goods, iPic Theaters, Dillard's, Arhaus Furniture(6), Punch Bowl Social(6)
37.	Dover Mall	DE	Dover	Fee and Ground Lease (2021)(7)	68.1	%(4)	Acquired 2007	91.6%	874,987	Macy's, JCPenney, Boscov's, Sears, Carmike Cinemas, Dick's Sporting Goods(6)
38.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	95.4%	1,053,530	Dillard's, Macy's (2 locations), JCPenney, Sears, Books-A-Million
39.	Emerald Square	MA	North Attleboro (Providence — RI)	Fee	56.4	%(4)	Acquired 1999	93.3%	1,022,740	Macy's (2 locations), JCPenney, Sears
40.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033)(7)	100.0%		Acquired 1998	94.9%	1,069,723	Macy's, Younkers, JCPenney, Sears, Gordmans, Hy-Vee
41.	Falls, The	FL	Miami	Fee	50.0	%(4)	Acquired 2007	100.0%	839,914	Bloomingdale's, Macy's, Regal Cinema, The Fresh Market
42.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	%(4)	Built 1989	99.0%	988,839	Nordstrom, Macy's
43.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067)(7)	100.0%		Acquired 1997	93.0%	677,105	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema
44.	Fashion Valley	CA	San Diego	Fee	50.0	%(4)	Acquired 2001	98.9%	1,727,579	Forever 21, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, The Container Store
45.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	94.2%	1,000,108	Dillard's, Macy's, Barnes & Noble, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods, Ethan Allen, Toys 'R Us/Babies 'R Us(6)
46.	Florida Mall, The	FL	Orlando	Fee	50.0	%(4)	Built 1986	97.5%	1,771,648	Saks Fifth Avenue, Nordstrom, Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21, Zara
47.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	92.4%	500,273	JCPenney, Kohl's, Younkers, Sears, Cinema I & II
48.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	98.0%	674,920

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
49.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	91.4%	1,236,998	Dillard's (2 locations), Macy's, JCPenney, Sears, Atlas Cinema Stadium 16, Barnes & Noble
50.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2019)(7)	56.4	%(4)	Acquired 1999	94.8%	429,711	T.J. Maxx 'N More, Best Buy, DSW, Big Lots
51.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	99.0%	1,287,976	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, Regal Cinema
52.	Gulf View Square	FL	Port Richey (Tampa)	Fee	100.0%		Built 1980	88.7%	752,851	Macy's, Dillard's, JCPenney, Sears, Best Buy, T.J. Maxx
53.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017)(7)	100.0%		Acquired 1998	98.7%	1,228,778	Macy's, Dillard's, JCPenney, Sears, Belk
54.	Houston Galleria	TX	Houston	Fee	50.4	%(4)	Acquired 2002	96.6%	2,237,012	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's (2 locations), Galleria Tennis/Athletic Club
55.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	98.1%	866,915	Dillard's, Macy's, Sears
56.	Indian River Mall	FL	Vero Beach	Fee	50.0	%(4)	Built 1996	87.7%	736,621	Dillard's, Macy's, JCPenney, Sears, AMC Theatres
57.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	96.2%	1,124,842	Dillard's (2 locations), Macy's, JCPenney, Sears, Bealls
58.	Irving Mall	TX	Irving (Dallas)	Fee	100.0%		Built 1971	93.6%	1,052,817	Macy's, Dillard's, Sears, Burlington Coat Factory, La Vida Fashion and Home Décor, AMC Theatres, Fitness Connection(6)
59.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	90.6%	556,141	Macy's, Sears,(8)
60.	King of Prussia — The Court & The Plaza	PA	King of Prussia (Philadelphia)	Fee	96.1%		Acquired 2003	96.5%	2,448,211	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's, JCPenney, Sears, Crate & Barrel, Arhaus Furniture, The Container Store(6)
61.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	75.6%	963,989	JCPenney, Belk, Sears, The Rush Fitness Center, Regal Cinema
62.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040)(7)	100.0%		Built 1976	97.9%	1,221,717	Macy's (2 locations), Dillard's, JCPenney, Sears, Joe Brand
63.	Laguna Hills Mall	CA	Laguna Hills (Los Angeles)	Fee	100.0%		Acquired 1997	73.6%	846,595	Macy's, JCPenney, Sears, Nordstrom Rack, Total Woman Gym & Spa
64.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	97.7%	1,097,509	Dillard's (2 locations), Macy's, JCPenney, Sears, Regal Cinema
65.	Lehigh Valley Mall	PA	Whitehall	Fee	38.0	%(4)(15)	Acquired 2003	100.0%	1,169,239	Macy's, JCPenney, Boscov's, Barnes & Noble, hhgregg, Babies 'R Us
66.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	91.6%	1,558,899	Neiman Marcus, Bloomingdale's, Macy's
67.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	%(4)	Acquired 1999	91.9%	856,283	Marshalls, Sports Authority, Target, Kohl's, Best Buy, Staples, AC Moore, AMC Theatres, Nordstrom Rack, Off Broadway Shoes,(8)

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
68.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	96.7%	741,773	Macy's, JCPenney, Elder-Beerman, Sears, MC Sporting Goods
69.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	94.1%	421,342	Kohl's, Carson's
70.	Lindale Mall	IA	Cedar Rapids	Fee	100.0%		Acquired 1998	93.9%	689,584	Von Maur, Sears, Younkers
71.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	93.5%	968,626	Macy's, Lord & Taylor, Sears, Barnes & Noble
72.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	96.5%	638,539	Dillard's, JCPenney, Sears, Bealls
73.	Mall at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Lease (2038)(9)	94.4%		Acquired 2002	87.3%	468,878	Bloomingdale's (2 locations)
74.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	%(4)	Acquired 1999	98.6%	1,025,146	JCPenney, Sears, Macy's, Lord & Taylor
75.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	50.0	%(4)	Acquired 2007	96.1%	1,129,203	Macy's (2 locations), JCPenney, Sears
76.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	97.9%	1,822,740	Nordstrom, Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Regal Cinema
77.	Mall of New Hampshire, The	NH	Manchester	Fee	56.4	%(4)	Acquired 1999	97.5%	811,080	Macy's, JCPenney, Sears, Best Buy, A.C. Moore
78.	Maplewood Mall	MN	St. Paul (Minneapolis)	Fee	100.0%		Acquired 2002	94.1%	926,483	Macy's, JCPenney, Sears, Kohl's, Barnes & Noble
79.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	96.1%	416,664	Sears, Target, MC Sporting Goods, Carson's
80.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	93.1%	789,980	Dillard's, JCPenney, Sears, Regal Cinema
81.	Meadowood Mall	NV	Reno	Fee	50.0	%(4)	Acquired 2007	94.7%	875,026	Macy's (2 locations), Sears, JCPenney,(8)
82.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	88.0%	703,014	Macy's, Dillard's (2 locations), JCPenney, Dick's Sporting Goods,(8)
83.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	98.4%	1,322,704	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre, WOW! Work Out World, Fortunoff Backyard Store
84.	Mesa Mall	CO	Grand Junction	Fee	100.0%		Acquired 1998	85.4%	881,686	Sears, Herberger's, JCPenney, Target, Cabela's, Sports Authority, Jo-Ann Fabrics
85.	Miami International Mall	FL	Miami	Fee	47.8	%(4)	Built 1982	96.3%	1,080,172	Macy's (2 locations), JCPenney, Sears, Kohl's
86.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	97.9%	615,340	Dillard's (2 locations), JCPenney, Sears, Bealls, Ross Dress for Less
87.	Miller Hill Mall	MN	Duluth	Fee	100.0%		Built 1973	98.0%	784,339	JCPenney, Sears, Younkers, Barnes & Noble, DSW, Dick's Sporting Goods(6)
88.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	60.0	%(15)	Acquired 2003	85.3%	986,815	Macy's, JCPenney, Sears, Dick's Sporting Goods, Wegmans(6)
89.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	97.1%	631,809	Macy's, JCPenney, Sears, Carson's

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
90.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	98.5%	1,670,072	Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
91.	Northfield Square	IL	Bourbonnais	Fee	71.7	%(12)	Built 1990	88.3%	530,325	Carson's (2 locations), JCPenney, Sears, Cinemark Movies 10
92.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	96.9%	1,054,743	Nordstrom, Macy's, JCPenney, Barnes & Noble, Bed Bath & Beyond, DSW, Nordstrom Rack
93.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	86.0%	963,404	Macy's, JCPenney, Sears, Kohl's
94.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	%(4)	Acquired 1999	97.7%	1,591,949	JCPenney, Sears, Nordstrom, Macy's Men's & Furniture, Macys, Barnes & Noble, Toys 'R Us, Shaw's Grocery, The Container Store, DSW
95.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	93.8%	693,497	Macy's, JCPenney, Sears
96.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	96.9%	849,645	Dillard's (2 locations), Macy's
97.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	91.3%	891,871	Macy's, Boscov's, JCPenney, Sears
98.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	97.7%	959,529	Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods, AMC Theatres
99.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	97.4%	1,234,454	Macy's, Carson's, JCPenney, Sears, Dave & Buster's
100.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	64.9	%(15)	Acquired 2003	90.7%	1,331,225	Macy's, JCPenney, Sears, United Artists Theatre,(8)
101.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	98.5%	556,796	Macy's, JCPenney, Sears, Belk
102.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	98.9%	1,058,006	Macy's, Dillard's (2 locations), JCPenney, AMC Theatres
103.	Pheasant Lane Mall	NH	Nashua	—	0.0	%(14)	Acquired 2002	94.6%	979,910	JCPenney, Sears, Target, Macy's, Dick's Sporting Goods
104.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	97.2%	830,811	Saks Fifth Avenue, Nordstrom, Belk, AMC Theatres, Arhaus Furniture, Legoland Discovery Center
105.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	95.5%	1,101,563	JCPenney, Sears, Tiendas Capri, Econo, Best Buy, T.J. Maxx, DSW
106.	Port Charlotte Town Center	FL	Port Charlotte	Fee	80.0	%(12)	Built 1989	92.1%	765,042	Dillard's, Macy's, JCPenney, Bealls, Sears, DSW, Regal Cinema
107.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025)(7)	100.0%		Built 1972	98.8%	782,988	Dillard's, JCPenney, Sears, Cinemark Theatres, Kohl's, Dick's Sporting Goods(6)
108.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0	%(4)	Acquired 2003	78.2%	1,073,802	Macy's, Lord & Taylor, JCPenney, Sears
109.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	93.2%	1,011,971	Macy's, JCPenney, Sears, Regal Cinema
110.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	96.3%	1,211,835	Macy's, Carson's, JCPenney, Sears
111.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	95.2%	1,247,750	Macy's, Lord & Taylor, JCPenney, Sears
112.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	87.2%	882,350	Dillard's, Macy's, JCPenney, Sears
113.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090)(7)	100.0%		Acquired 1998	98.2%	2,247,428	Bloomingdale's, Bloomingdale's Furniture Gallery, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Loews Theatre, XSport Fitness, Neiman Marcus(6)
114.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	96.5%	1,240,229	JCPenney, Sears, Nordstrom, L.L. Bean, Macy's, Crate & Barrel

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
115.	Rushmore Mall	SD	Rapid City	Fee	100.0%		Acquired 1998	73.1%	829,585	JCPenney, Herberger's, Sears, Carmike Cinemas, Hobby Lobby, Toys 'R Us
116.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	94.2%	693,988	Macy's, Sears, Forever 21
117.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0	%(4)(2)	Built 1995	80.5%	1,106,121	Macy's, Dillard's, JCPenney, Sears, United Artists Theatre, Dick's Sporting Goods, Burlington Coat Factory
118.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0	%(4)	Built 1979	99.3%	1,152,757	Nordstrom, Macy's Women's, Macy's Men's and Furniture, Forever 21
119.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	93.1%	771,214	Bloomingdale's, Saks Fifth Avenue, Barnes & Noble, Arhaus Furniture
120.	Shops at Sunset Place, The	FL	S. Miami	Fee	37.5	%(4)(2)	Built 1999	81.4%	514,205	Barnes & Noble, Gametime, Z Gallerie, LA Fitness, AMC Theatres, Splitsville,(8)
121.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	%(4)(2)	Acquired 1995	93.8%	1,291,918	Macy's, Macy's Furniture Gallery, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble
122.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	56.4	%(4)	Acquired 1999	96.2%	884,758	Macy's, JCPenney, Sears, Regal Cinema
123.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	90.9%	1,114,073	Macy's, Sears, Barnes & Noble, Carmike Cinemas, Dick's Sporting Goods, Target(6)
124.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	94.1%	1,591,623	Macy's, Lord & Taylor, Sears, Nordstrom, Target, DSW(6)
125.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	81.1%	1,246,073	Macy's, JCPenney, Marshalls, AMC Theatres, Herberger's
126.	Southern Hills Mall	IA	Sioux City	Fee	100.0%		Acquired 1998	87.7%	790,508	Younkers, JCPenney, Sears, Scheel's All Sports, Barnes & Noble, Carmike Cinemas, Hy-Vee
127.	Southern Park Mall	OH	Youngstown	Fee	100.0%		Built 1970	86.0%	1,202,645	Macy's, Dillard's, JCPenney, Sears, Cinemark Theatres
128.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040)(10)	100.0%		Acquired 2002	94.3%	1,621,368	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store
129.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	100.0%		Acquired 2007	88.5%	1,165,464	JCPenney, Sears, Kohl's, Boston Store, Macy's
130.	Springfield Mall(1)	PA	Springfield (Philadelphia)	Fee	38.0	%(4)(15)	Acquired 2005	86.8%	611,126	Macy's, Target
131.	Square One Mall	MA	Saugus (Boston)	Fee	56.4	%(4)	Acquired 1999	96.7%	928,535	Macy's, Sears, Best Buy, T.J. Maxx N More, Dick's Sporting Goods, Work Out World,(8)
132.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	97.8%	980,196	Macy's (2 locations), JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres
133.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	%(4)	Built 2005	99.5%	1,235,057	Dillard's, Target, Ashley Furniture Home Store, Barnes & Noble, Dick's Sporting Goods, Ross Dress for Less, Staples, DSW, JoAnn Fabrics, PetsMart, Nordstrom(6)
134.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquired 2003	98.0%	1,364,117	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's (2 locations), Crate and Barrel, The Container Store(6)
135.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9	%(4)	Acquired 2007	94.6%	1,302,341	Macy's (2 locations), Nordstrom, Sears, JCPenney
136.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	96.1%	769,087	Dillard's (2 locations), Macy's
137.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	95.1%	921,538	Macy's, Dillard's (2 locations), Sears, Forever 21,(8)
138.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	98.1%	1,325,740	Nordstrom, Macy's, JCPenney, Sears, David's Bridal, Forever 21
139.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	96.5%	863,501	Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, hhgregg
140.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	88.3%	1,082,326	Macy's, Dillard's, JCPenney, Sears, Century Theatres

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
141.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	99.1%	1,781,471		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel, The Container Store(6)
142.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	100.0%		Acquired 1998	95.0%	1,280,078		Belk, Macy's, JCPenney, Sears, Macy's Men's & Furniture
143.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	96.4%	1,134,368		Dillard's, Von Maur, JCPenney, Sears
144.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	92.5%	941,596		Dillard's (2 locations), JCPenney, Sears, Dick's Sporting Goods, The Movie Machine
145.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	92.5%	875,657		Macy's, Dillard's, JCPenney, Sears, hhgregg, Regal Cinema
146.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	96.0%	1,094,957		Macy's, Dillard's, JCPenney, Sears, DSW
147.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	96.8%	922,304		Macy's, JCPenney, Sears, Barnes & Noble
148.	Upper Valley Mall	OH	Springfield	Fee	100.0%		Built 1971	79.6%	739,130		Macy's, JCPenney, Sears, Elder-Beerman, MC Sporting Goods, Chakeres Theatres
149.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	71.7%	650,778		Dillard's, JCPenney, Sears, Big Lots, Forever 21
150.	Virginia Center Commons	VA	Glen Allen	Fee	100.0%		Built 1991	65.7%	774,489		Macy's, JCPenney, Sears, Burlington Coat Factory, American Family Fitness(6)
151.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2032)(7)	100.0%		Acquired 1998	89.8%	1,002,676		Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's
152.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	77.2%	967,702		Sears, Target, Dick's Sporting Goods, Burlington Coat Factory, AMC Theatres,(11)
153.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	88.4%	991,799		Dillard's, JCPenney, Sears, Burlington Coat Factory,(8)
154.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	%(4)	Acquired 1991	100.0%	1,336,412		Belk (2 locations), Dillard's, JCPenney, Sears, Regal Cinema
155.	Westchester, The	NY	White Plains (New York)	Fee	40.0	%(4)	Acquired 1997	98.1%	826,420		Neiman Marcus, Nordstrom
156.	Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	85.6%	1,191,526		Macy's, JCPenney, Sears, Target, DSW
157.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	84.3%	941,271		Macy's, Bergner's, Sears, Dick's Sporting Goods, hhgregg, LA Fitness(6)
158.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	96.3%	1,152,140		Macy's, Dillard's, JCPenney, Sears, Malco Theatres
159.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0	%(4)	Acquired 2012	94.9%	2,174,440		Nordstrom, Macy's, Lord & Taylor, JCPenney, Sears
160.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	98.0%	1,090,783		Macy's, Dillard's, JCPenney, Sears

	Total Mall GLA								163,649,659	(16)

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%	Acquired 2004	95.9%	429,564	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kenneth Cole, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%	Acquired 2004	99.8%	441,718	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Michael Kors, Lacoste, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%	Acquired 2004	98.8%	290,520	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%	Acquired 2010	91.6%	678,219	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Guess, J.Crew, Lacoste, Nike, The North Face, Polo Ralph Lauren, Puma, Tommy Hilfiger
5.	Calhoun Premium Outlets	GA	Calhoun	Fee	100.0%	Acquired 2010	90.9%	254,052	Ann Taylor, Carter's, Coach, Gap Outlet, Gymboree, Jones New York, Nike, Polo Ralph Lauren, Tommy Hilfiger
6.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%	Acquired 2004	99.6%	674,099	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Forever 21, Giorgio Armani, Hugo Boss, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger, Tory Burch
7.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%	Acquired 2004	100.0%	288,384	Adidas, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, Kenneth Cole, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Theory
8.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%	Acquired 2004	99.5%	439,009	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, J.Crew, Levi's, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%	Built 2004	99.4%	437,332	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Elie Tahari, Gap Outlet, Giorgio Armani, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Sony, Theory
10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%	Built 2009	100.0%	398,869	Adidas, Banana Republic, Brooks Brothers, Coach, Cole Haan, Gap Outlet, J.Crew, Kenneth Cole, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, The North Face
11.	Clinton Crossing Premium Outlets	CT	Clinton	Fee	100.0%	Acquired 2004	100.0%	276,153	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger
12.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland)	Fee	100.0%	Acquired 2004	93.2%	163,693	Adidas, Calvin Klein, Carter's, Coach, Eddie Bauer, Gap Outlet, Gymboree, Levi's, Samsonite, Tommy Hilfiger

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
13.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%	Acquired 2004	98.6%	501,600	Burberry, Coach, Dior, Elie Tahari, Giorgio Armani, Gucci, Lacoste, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tory Burch, True Religion, Yves Saint Laurent, Zegna
14.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	100.0%	377,802	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Coldwater Creek, DKNY, Gap Outlet, J.Crew, Levi's, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, White House Black Market
15.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%	Acquired 2010	99.6%	476,714	Ann Taylor, Adidas, Banana Republic, Calvin Klein, Coach, DKNY, J.Crew, Kate Spade New York, Kenneth Cole, Lacoste, Lucky Brand, Michael Kors, Movado, Nike, Puma, Saks Fifth Avenue Off 5th
16.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	96.6%	298,071	BCBG Max Azria, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Forever 21, Gap Outlet, Guess, Kenneth Cole, Loft Outlet, Nautica, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
17.	Gaffney Premium Outlets	SC	Gaffney (Greenville/Charlotte)	Fee	100.0%	Acquired 2010	94.1%	359,734	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, J.Crew, Juicy Couture, Michael Kors, Nautica, Nike, Polo Ralph Lauren
18.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	98.4%	577,856	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Elie Tahari, Forever 21, J.Crew, Hugo Boss, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger, True Religion
19.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%	Acquired 2012	100.0%	417,423	Bloomingdale's The Outlet Store, Coach, Cole Haan, DKNY, Hugo Boss, Kate Spade New York, J.Crew, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Vince Camuto
20.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%	Acquired 2010	97.9%	531,721	American Eagle, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Nike, Polo Ralph Lauren, Under Armour, Vera Bradley
21.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%	Acquired 2010	98.4%	299,604	Ann Taylor, Banana Republic, BCBG Max Azria, Coach, Gap Outlet, J.Crew, Jones New York, Nautica, Nike, Polo Ralph Lauren, Talbots, Timberland, Tommy Hilfiger, Under Armour
22.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/Washington DC)	Fee	100.0%	Acquired 2010	98.2%	484,968	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Kate Spade New York, Lee Jeans, Nike, Timberland, Tommy Hilfiger, Under Armour
23.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%	Built 2008	100.0%	541,576	Ann Taylor, A/X Armani Exchange, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, J.Crew, Juicy Couture, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch
24.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%	Acquired 2004	99.1%	285,673	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Lucky Brand, Nautica, Nike, Polo Ralph Lauren, Reebok, Timberland, Tommy Hilfiger, Under Armour
25.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%	Built 2008	100.0%	434,474	Adidas, Ann Taylor, Banana Republic, Burberry, Brooks Brothers, Coach, DKNY, Elie Tahari, Guess, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Theory, Tommy Hilfiger, True Religion, Under Armour
26.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	93.6%	276,373	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Columbia Sportswear, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
27.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2014)(7)	100.0%	Acquired 2004	99.3%	264,951	Adidas, Banana Republic, Calvin Klein, Chico's, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Puma, Reebok, Tommy Hilfiger

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
28.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	99.6%	554,966	Aeropostale, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Hugo Boss, J.Crew, Nike, Polo Ralph Lauren, Reebok, Sony, Tommy Bahama, Tommy Hilfiger, True Religion
29.	Las Vegas Premium Outlets — North	NV	Las Vegas	Fee	100.0%	Built 2003	99.8%	538,689	A/X Armani Exchange, Ann Taylor, Banana Republic, Burberry, Coach, David Yurman, Diesel, Dolce & Gabbana, Elie Tahari, Etro, Hugo Boss, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragamo, St. John, TAG Heuer, Ted Baker, True Religion
30.	Las Vegas Premium Outlets — South	NV	Las Vegas	Fee	100.0%	Acquired 2004	99.0%	535,466	Adidas, Aeropostale, Ann Taylor, Banana Republic, Bose, Brooks Brothers, Calvin Klein, Coach, DKNY, Gap Outlet, Kenneth Cole, Levi's, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger
31.	Lebanon Premium Outlets	TN	Lebanon (Nashville)	Fee	100.0%	Acquired 2010	94.2%	226,961	Aeropostale, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Eddie Bauer, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Reebok, Samsonite, Tommy Hilfiger, Van Heusen
32.	Lee Premium Outlets	MA	Lee	Fee	100.0%	Acquired 2010	99.8%	224,587	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Chico's, Coach, Cole Haan, J.Crew, Lacoste, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
33.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington D.C.)	Fee	100.0%	Acquired 2004	99.1%	518,003	Ann Taylor, Brooks Brothers, Burberry, Coach, Diesel, DKNY, Elie Tahari, Hugo Boss, Juicy Couture, Lacoste, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Under Armour, Vera Bradley, Williams-Sonoma
34.	Liberty Village Premium Outlets	NJ	Flemington (New York)	Fee	100.0%	Acquired 2004	77.5%	164,698	Ann Taylor, Brooks Brothers, Calvin Klein, Coach, G.H. Bass & Co., J.Crew, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger, Van Heusen, Zales Outlet
35.	Lighthouse Place Premium Outlets	IN	Michigan City	Fee	100.0%	Acquired 2004	98.7%	454,566	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Coldwater Creek, Columbia Sportswear, DKNY, Gap Outlet, Guess, J.Crew, Movado, Nike, Polo Ralph Lauren, Tommy Hilfiger
36.	Livermore Premium Outlets	CA	Livermore (San Francisco)	Fee and Ground Lease (2021)(10)	100.0%	Acquired 2012	100.0%	511,811	Armani, Barneys New York, Bloomingdale's The Outlet Store, Coach, DKNY, Elie Tahari, Kate Spade New York, J.Crew, Lacoste, Last Call by Neiman Marcus, MaxMara, Michael Kors, Prada, Saks Fifth Avenue Off 5th, Tommy Hilfiger
37.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%	Built 2012	98.4%	409,081	Ann Taylor, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Factory Store, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Under Armour, White House Black Market
38.	Napa Premium Outlets	CA	Napa	Fee	100.0%	Acquired 2004	95.2%	179,288	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Lucky Brand, Nautica, Tommy Hilfiger
39.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%	Acquired 2004	95.4%	223,561	Adidas, Banana Republic, Carter's, Coach, Eddie Bauer, Gap Outlet, G.H. Bass & Co., Izod, Nike, Nine West, PacSun, Tommy Hilfiger, Under Armour, Van Heusen, VF Outlet

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
40.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	99.0%	540,275	Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Williams-Sonoma
41.	Orlando Premium Outlets — International Dr	FL	Orlando	Fee	100.0%	Acquired 2010	100.0%	773,409	7 For All Mankind, Adidas, Banana Republic, Calvin Klein, Coach, DKNY, Escada, Forever 21, J.Crew, Kenneth Cole, Lacoste, Last Call by Neiman Marcus, Michael Kors, The North Face, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, True Religion, Victoria's Secret
42.	Orlando Premium Outlets — Vineland Ave	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	549,651	Adidas, A/X Armani Exchange, Brunello Cucinelli, Burberry, Calvin Klein, Coach, Cole Haan, Diesel, Fendi, Giorgio Armani, Hugo Boss, J.Crew, Lacoste, Marni, Michael Kors, Nike, Polo Ralph Lauren, Roberto Cavalli, Salvatore Ferragamo, TAG Heuer, Theory, Tod's, Tory Burch, Vera Bradley
43.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	90.9%	392,711	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Eddie Bauer, Gap Outlet, Levi's, Nike, Polo Ralph Lauren, Tommy Hilfiger
44.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%	Acquired 2004	94.8%	195,738	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger
45.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%	Built 2007	98.9%	549,137	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, Guess, J.Crew, Last Call by Neiman Marcus, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Sony, Vera Bradley
46.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%	Acquired 2010	98.2%	147,416	Aeropostale, Calvin Klein, Carter's, Coach, G.H. Bass & Co., Guess, Jones New York, Levi's, Nike, Nine West, Polo Ralph Lauren, Tommy Hilfiger, Van Heusen
47.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago, IL — Milwaukee)	Fee	100.0%	Acquired 2010	97.4%	402,399	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Cole Haan, Gap Outlet, Hugo Boss, J.Crew, Juicy Couture, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Sony, St. John, Under Armour
48.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%	Acquired 2010	94.8%	344,902	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Lacoste, Michael Kors, Nautica, Nike, Nine West, Polo Ralph Lauren, Puma, Tommy Hilfiger
49.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%	Acquired 2010	100.0%	289,305	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia sportswear, Gucci, J.Crew, Juicy Couture, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Talbots

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
50.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%		Built 2006	97.1%	604,105	Adidas, Aeropostale, American Eagle, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Gap Outlet, Guess, Hugo Boss, Loft Outlet, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger, True Religion, VF Outlet
51.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%		Built 2006	97.7%	488,660	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tommy Hilfiger
52.	San Marcos Premium Outlets	TX	San Marcos (Austin — San Antonio)	Fee	100.0%		Acquired 2010	98.1%	731,134	Banana Republic, Cole Haan, Diane Von Furstenberg, Fendi, Giorgio Armani, Gucci, Hugo Boss, J. Crew, Kate Spade, Lacoste, Last Call by Neiman Marcus, Michael Kors, Pottery Barn, Prada, Restoration Hardware, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Tommy Bahama, Ugg, Victoria's Secret
53.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%		Built 2005	100.0%	451,073	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Elie Tahari, Hugo Boss, J.Crew, Juicy Couture, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Sony, Tommy Bahama, Tommy Hilfiger
54.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0	%(4)	Acquired 2012	93.1%	451,069	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Cole Haan, DKNY, Dooney & Bourke, J.Crew, Kenneth Cole, Michael Kors, Movado, Nautica, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
55.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	99.1%	328,570	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama, Tommy Hilfiger, Under Armour
56.	Tanger Outlets — Galveston/Houston(1)	TX	Texas City (Galveston)	Fee	50.0	%(4)	Built 2012	92.7%	352,705	Banana Republic, Brooks Brothers, Coach, Gap Factory Store, J. Crew, Kenneth Cole, Michael Kors, Nike, Reebok, Tommy Hilfiger, White House Black Market
57.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2019)(7)	100.0%		Acquired 2004	99.4%	411,216	American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Guess, J.Crew, Nike, Polo Ralph Lauren, Reebok, Timberland, Tommy Hilfiger, Under Armour
58.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	100.0%	437,220	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, DKNY, Gucci, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Tommy Bahama, Tommy Hilfiger
59.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	100.0%	209,732	A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Guess, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, True Religion, Zales Outlet
60.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%		Acquired 2004	99.0%	417,734	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Levi's, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, VF Outlet
61.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	97.2%	521,879	Ann Taylor, Banana Republic, Burberry, Coach, Cole Haan, Dooney & Bourke, Hugo Boss, J.Crew, Juicy Couture, Kenneth Cole, Lacoste, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Talbots, The North Face
62.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%		Acquired 2004	99.4%	847,650	Banana Republic, Burberry, Chloe, Coach, Dior, Dolce & Gabbana, Fendi, Giorgio Armani, Gucci, Lacoste, Last Call by Neiman Marcus, Nike, Oscar de la Renta, Polo Ralph Lauren, Prada, Reed Krakoff, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tom Ford, Tory Burch, Valentino, Versace, Yves St. Laurent
63.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%		Acquired 2004	100.0%	660,096	Ann Taylor, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J.Crew, Lacoste, Movado, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Sony, Williams-Sonoma, Theory, Tommy Hilfiger, Tory Burch, True Religion, Under Armour

	Total U.S. Premium Outlets GLA								26,539,615

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Community/Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	99.5%	230,129
2.	Arboretum	TX	Austin	Fee	100.0%		Acquired 1998	96.2%	198,287	Barnes & Noble, Pottery Barn
3.	Arundel Mills Marketplace	MD	Hanover (Baltimore)	Fee	59.3	%(4)	Acquired 2007	100.0%	101,535	Michaels, Staples, PetSmart, hhgregg
4.	Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	98.0%	616,613	Best Buy, T.J. Maxx N More, Office Max, Walmart Supercenter, Dick's Sporting Goods, Jo-Ann Fabrics, Picture Show, Ross Dress for Less, hhgregg
5.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794	Regal Cinema
6.	Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%		Built 1989	96.1%	305,935	Kmart, Petsmart, Michaels, Value City Furniture
7.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0	%(4)	Built 2004	97.8%	576,795	Dick's Sporting Goods, Whole Foods, DSW, Snapperz
8.	Cobblestone Court	NY	Victor	Fee	35.7	%(4)(13)	Built 1993	99.4%	265,470	Dick's Sporting Goods, Kmart, Office Max
9.	Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	100.0%		Acquired 2007	100.0%	230,683	BJ's Wholesale Club, Garden Ridge, REC Warehouse
10.	Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	98.3%	403,756	Best Buy, The Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture, The Tile Shop
11.	Crystal Court	IL	Crystal Lake (Chicago)	Fee	37.9	%(4)(13)	Built 1989	80.2%	285,398	Big Lots
12.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	96.1%	168,674	Belk, Food Lion
13.	DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	84.0%		Acquired 2003	85.9%	102,032	ACME Grocery,(8)
14.	Denver West Village	CO	Lakewood (Denver)	Fee	37.5	%(4)	Acquired 2007	99.0%	310,709	Barnes & Noble, Bed Bath & Beyond, Office Max, Whole Foods, DSW, Christy Sports, United Artists, Cost Plus World Market(6), Marshalls(6)
15.	Empire East	SD	Sioux Falls	Fee	100.0%		Acquired 1998	100.0%	287,552	Kohl's, Target, Bed Bath & Beyond
16.	Fairfax Court	VA	Fairfax (Washington, D.C.)	Fee	41.3	%(4)(13)	Built 1992	100.0%	249,488	Burlington Coat Factory, Offenbacher's, XSport Fitness
17.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	100.0%	428,044	Kohl's, Marshalls, Michaels, Factory Card Outlet, Office Max, Bed Bath & Beyond, Petco, Babies 'R Us, Toys 'R Us, Big Lots
18.	Gaitway Plaza	FL	Ocala	Fee	32.2	%(4)(13)	Built 1989	99.1%	208,755	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed Bath & Beyond
19.	Gateway Centers	TX	Austin	Fee	100.0%		Acquired 2004	74.7%	511,706	Best Buy, REI, Whole Foods, Crate & Barrel, The Container Store, Regal Cinema, Nordstrom Rack,(8)
20.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	164,369	Michaels, Best Buy, hhgregg
21.	Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%	155,319	Best Buy, Kohl's

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
22.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	%(4)	Built 2008	95.8%	666,379	JCPenney, Dick's Sporting Goods, Stein Mart, Bed Bath & Beyond, DSW, Hamilton 16 IMAX, Earth Fare
23.	Henderson Square	PA	King of Prussia (Philadelphia)	Fee	75.9	%(15)	Acquired 2003	96.5%	107,371	Genuardi's Family Market, Avalon Carpet & Tile
24.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	80.1%	488,850	Marshalls, American Signature Furniture, Ross Dress for Less, Burlington Coat Factory,(8)
25.	Indian River Commons	FL	Vero Beach	Fee	50.0	%(4)	Built 1997	100.0%	255,942	Lowe's Home Improvement, Best Buy, Ross Dress for Less, Bed Bath & Beyond, Michaels
26.	Keystone Shoppes	IN	Indianapolis	Fee	100.0%		Acquired 1997	82.1%	29,140
27.	Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%		Built 1986	100.0%	215,568	Home Owners Bargain Outlet
28.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	92.3%	367,449	Best Buy, Petco, Jo-Ann Fabrics, Golf Galaxy, Value City Furniture, Tuesday Morning, Great Escape,(8)
29.	Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%		Built 1998	100.0%	387,381	T.J. Maxx, Best Buy, Ross Dress for Less, Office Max, PetsMart, Party City, Hancock Fabrics, Rooms to Go, Rooms to Go Kids, Bed Bath & Beyond,(11)
30.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	95.4%	233,878	Kohl's, Hobby Lobby, T.J. Maxx, Jo-Ann Fabrics
31.	Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%		Built 1990	90.5%	243,326	Walmart, PetsMart, The Home Depot
32.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	64.9	%(15)	Acquired 2003	99.2%	267,885	AC Moore, Michaels, T.J. Maxx, Home Goods, hhgregg, American Signature Furniture, DSW,(8)
33.	MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	55.7%	144,197
34.	Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	99.1%	440,670	Best Buy, American Signature Furniture, T.J. Maxx 'n More, Nordstrom Rack, Staples, Target
35.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	91.6%	90,527	Best Buy, Bed Bath & Beyond
36.	Martinsville Plaza	VA	Martinsville	Ground Lease (2046)	100.0%		Built 1967	97.1%	102,105	Rose's, Food Lion
37.	Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%		Built 1988	98.5%	270,892	Dominick's, Shoppers World
38.	Muncie Towne Plaza	IN	Muncie	Fee	100.0%		Built 1998	100.0%	172,617	Kohl's, Target, Shoe Carnival, T.J. Maxx, MC Sporting Goods, Kerasotes Theatres,(8)
39.	Naples Outlet Center	FL	Naples	Fee	100.0%		Acquired 2010	67.0%	146,048	Ann Taylor, Bass, Coach, Jones New York, L'eggs/Hanes/Bali/Playtex, Loft Outlet, Samsonite, Van Heusen
40.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	100.0%	91,648	Goody's, Ace Hardware, Aaron's Rents, Dollar Tree

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
41.	North Ridge Plaza	IL	Joliet (Chicago)	Fee	100.0%		Built 1985	98.0%	305,701	Hobby Lobby, Office Max, Burlington Coat Factory, Ultra Foods Grocery, Marshalls
42.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	98.1%	169,809	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery
43.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	87.2%	208,076	Target,(8)
44.	Palms Crossing	TX	McAllen	Fee	100.0%		Built 2007	100.0%	392,293	Bealls, DSW, Barnes & Noble, Babies 'R Us, Sports Authority, Guitar Center, Cavendar's Boot City, Best Buy, Hobby Lobby
45.	Pier Park	FL	Panama City Beach	Fee	65.6	%(4)	Built 2008	98.5%	842,216	Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Forever 21
46.	Plaza at Buckland Hills, The	CT	Manchester	Fee	41.3	%(4)(13)	Built 1993	93.3%	329,976	Jo-Ann Fabrics, iParty, Toys 'R Us, Michaels, PetsMart, Big Lots, Eastern Mountain Sports
47.	Regency Plaza	MO	St. Charles (St. Louis)	—	100.0	%(17)	Built 1988	100.0%	287,473
48.	Richardson Square	TX	Richardson (Dallas)	Fee	100.0%		Built 2008	100.0%	517,265	Lowe's Home Improvement, Ross Dress for Less, Sears, Super Target, Anna's Linens
49.	Ridgewood Court	MS	Jackson	Fee	35.7	%(4)(13)	Built 1993	96.0%	369,473	T.J. Maxx, Sam's Wholesale Club, Bed Bath & Beyond, Best Buy, Ross Dress for Less, Marshalls
50.	Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	48.3%	149,940	Best Buy,(8)
51.	Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	459,301	Target, PetsMart, Dick's Sporting Goods, AMC Theatres
52.	Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	42.0	%(4)(13)	Built 1989	79.7%	202,996	Sports Authority,(8)
53.	Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	100.0%		Built 2006	99.4%	458,470	The Home Depot, Marshalls, DSW, Vitamin Cottage Natural Grocer, Spec's Wine, Spirits and Fine Foods, Jo-Ann Fabrics, Sam Moon Trading Co., Casual Male DXL
54.	Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%		Built 1999	100.0%	365,008	Michaels, PetsMart, T.J. Maxx, Bed Bath & Beyond, Best Buy, Barnes & Noble, DSW
55.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	76.3%	393,808	K & G Menswear, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, Big Lots, Citi Trends,(8)
56.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	77.6%	346,692	Marshalls, American Signature Furniture, Global Import, Target, Bed Bath & Beyond,(8)

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
57.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	90,522		Best Buy, Barnes & Noble
58.	University Center	IN	Mishawaka	Fee	100.0%		Built 1980	88.1%	150,524		Michaels, Best Buy, Ross Dress for Less(6)
59.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.7	%(4)(13)	Built 1990	100.0%	575,578		Bed Bath & Beyond, Kohl's, Walmart Supercenter, Marsh, Menards, Regal Cinema, Hobby Lobby
60.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	96.4%	50,107		Jo-Ann Fabrics
61.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	99.0%	949,984		Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture Home Store, L.A. Fitness, Regal Cinema
62.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	100.0%	254,480		T.J. Maxx, Toys 'R Us/Babies 'R Us, Target
63.	West Town Corners	FL	Altamonte Springs (Orlando)	Fee	32.2	%(4)(13)	Built 1989	93.9%	385,352		Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Walmart, Lowe's Home Improvement
64.	Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	32.2	%(4)(13)	Built 1989	98.8%	163,254		Burlington Coat Factory, LA Fitness, USA Discounters,(8)
65.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	97.2%	387,911		T.J. Maxx, Office Max, Kohl's, Toys 'R Us/Babies 'R Us, Country Market
66.	Whitehall Mall	PA	Whitehall	Fee	38.0	%(4)(15)	Acquired 2003	94.9%	605,814		Sears, Kohl's, Bed Bath & Beyond, Gold's Gym, Buy Buy Baby, Raymour & Flanigan Furniture, Michaels
67.	Willow Knolls Court	IL	Peoria	Fee	35.7	%(4)(13)	Built 1990	97.2%	382,375		Burlington Coat Factory, Kohl's, Sam's Wholesale Club, Willow Knolls 14, Office Max
68.	Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	99.5%	626,168		Kohl's, Target, Michaels, Best Buy, Office Depot, PetsMart, T.J. Maxx, DSW, Ross Dress for Less

	Total Community/Lifestyle Center GLA								21,015,482	(18)

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Mills Properties
	The Mills®
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	50.0	%(4)	Acquired 2007	98.2%	1,240,153	Marshalls, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th, Burlington Coat Factory, Sears Appliance Outlet, Gameworks, Sports Authority, Ross Dress for Less, JCPenney Outlet, Group USA, Harkins Cinemas & IMAX, Sea Life Center, Conn's(6)
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3	%(4)	Acquired 2007	99.9%	1,560,309	Bass Pro Shops, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, F.Y.E., H&M, Medieval Times, Modell's, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Maryland Live! Casino
3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5	%(4)(2)	Acquired 2007	91.6%	1,097,411	Eddie Bauer Outlet, Last Call by Neiman Marcus, Off Broadway Shoe Warehouse, Saks Fifth Avenue Off 5th, Sports Authority, Super Target, United Artists Theatre, Burlington Coat Factory
4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3	%(4)	Acquired 2007	99.9%	1,333,858	Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, Saks Fifth Avenue Off 5th, The Children's Place Outlet, Dave & Buster's, Nike Factory Store, T.J. Maxx, Group USA, Sun & Ski, VF Outlet, Off Broadway Shoes, Bed Bath & Beyond, NASCAR Speedpark, AMC Theatres, Best Buy, Forever 21
5.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3	%(4)	Acquired 2007	98.4%	1,777,175	Bed Bath & Beyond, Burlington Coat Factory, The Children's Place, Group USA, JCPenney Outlet, Marshalls, Nike Factory Store, Saks Fifth Avenue Off 5th, AMC Theatres, Dr. Pepper Star Center, Sun & Ski Sports, Last Call by Neiman Marcus, Sears Appliance Outlet, Bass Pro Outdoor World, Off Broadway Shoes, VF Outlet, Legoland Discovery Center, Sea Life Center, Ross Dress for Less, H&M
6.	Great Mall	CA	Milpitas (San Jose)	Fee	100.0%		Acquired 2007	97.4%	1,361,236	Last Call by Neiman Marcus, Sports Authority, Group USA, Kohl's, Dave & Busters, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Bed Bath & Beyond, Off Broadway Shoes
7.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	97.5%	1,782,245	Bass Pro Shops Outdoor World, Bed Bath & Beyond/Buy Buy Baby, Burlington Coat Factory, Kohl's, Marshalls Home Goods, Saks Fifth Avenue Off 5th, Rinkside, Sears Grand, Sports Authority, T.J. Maxx, VF Outlet, Marcus Cinemas, Last Call by NeimanMarcus, Value City Furniture, Shoppers World, Off Broadway Shoe Warehouse, Macy's(6)

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
8.	Katy Mills	TX	Katy (Houston)	Fee	62.5	%(4)(2)	Acquired 2007	94.9%	1,559,488	Bass Pro Shops Outdoor World, Bed Bath and Beyond, Books-A-Million, Burlington Coat Factory, Marshalls, Last Call by Neiman Marcus, Nike Factory Store, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Off Broadway Shoes, Tilt
9.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0	%(4)	Acquired 2007	99.7%	1,472,739	Burlington Coat Factory, Nike Factory Store, Gameworks, The Children's Place Outlet, Marshalls, JCPenney Outlet, Saks Fifth Avenue Off 5th, Bed Bath & Beyond, Nordstrom Rack, Dave & Busters, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres, Sports Authority, Forever 21, Last Call by Neiman Marcus
10.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	94.0%	1,153,230	Regal Cinema & IMAX, Dave & Busters, VF Outlet, Sun & Ski, Bass Pro Shops, Forever 21, Bed Bath & Beyond, Saks Fifth Avenue Off 5th, Off Broadway Shoes
11.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	50.0	%(4)	Acquired 2007	99.4%	757,052	Dave & Buster's, Vans Skatepark, Lucky Strike Lanes, Saks Fifth Avenue Off 5th, AMC Theatres, Nike Factory Store, Last Call by Neiman Marcus, Off Broadway Shoes, Nordstrom Rack, Sports Authority, H&M, Forever 21
12.	Potomac Mills	VA	Woodbridge (Washington, D.C.)	Fee	100.0%		Acquired 2007	93.0%	1,498,007	Group USA, Marshalls, T.J. Maxx, Sears Appliance Outlet, JCPenney, Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, The Children's Place, AMC Theatres, Modell's Sporting Goods, Books-A-Million, H&M, Last Call by Neiman Marcus, XXI Forever, Bloomingdale's Outlet, Buy Buy Baby(6), Christmas Tree Shops(6)
13.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	98.1%	2,220,162	American Signature Home, Beall's Outlet, Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Gameworks, JCPenney Outlet Store, Marshalls, Last Call by Neiman Marcus, Nike Factory Store, Nordstrom Rack, Saks Fifth Avenue Off 5th, Ron Jon Surf Shop, Sports Authority, Super Target, T.J. Maxx, VF Factory Outlet, F.Y.E., Off Broadway Shoes, Regal Cinema, Bloomingdale's Outlet, Forever 21

	Total Mills Properties								18,813,065

Simon Property Group, Inc. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
	Other Properties
1.	Factory Stores of America — Lebanon	MO	Lebanon	Fee	100.0%	Acquired 2004	86.1%	85,948		Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
2.	Florida Keys Outlet Center	FL	Florida City	Fee	100.0%	Acquired 2010	80.6%	207,317		Aeropostale, Carter's, Coach, Gap Outlet, Guess, Nike, Nine West, OshKosh B'gosh, Skechers, Tommy Hilfiger
3.	Huntley Outlet Center	IL	Huntley	Fee	100.0%	Acquired 2010	61.4%	278,795		Aeropostale, Ann Taylor, Banana Republic, BCBG Max Azria, Bose, Calvin Klein, Carter's, Eddie Bauer, Gap Outlet, Guess, Reebok, Tommy Hilfiger, Van Heusen
4.	Outlet Marketplace	FL	Orlando	Fee	100.0%	Acquired 2010	70.5%	204,939		Calvin Klein, Coldwater Creek, Nine West, Reebok, Skechers, Van Heusen, Wilsons Leather
5.	The Shoppes at Branson Meadows	MO	Branson	Fee	100.0%	Acquired 2004	70.7%	284,564		Branson Meadows Cinemas, Dressbarn, VF Outlet
6 - 13.	The Mills Limited Partnership (TMLP)					Acquired 2007		8,101,172	(19)

	Total Other GLA							9,162,735

	Total U.S. Properties GLA							239,180,556

FOOTNOTES:

(1)
This property is managed by a third party.

(2)
Our direct and indirect interests in some of the properties held as joint venture interests are subject to preferences on distributions in favor of other partners or us.

(3)
The date listed is the expiration date of the last renewal option available to the operating entity under the ground lease. In a majority of the ground leases, we have a right to purchase the lessor's interest under an option, right of first refusal or other provision. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective property.

(4)
Joint venture properties accounted for under the equity method.

(5)
Malls — Executed leases for all company-owned GLA in mall stores, excluding majors and anchors. Premium Outlets Community/Lifestyle Centers and The Mills — Executed leases for all company-owned GLA (or total center GLA).

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

(15)
Our indirect ownership interest is through an approximately 76% ownership interest in Kravco Simon Investments.

(16)
Mall & Freestanding GLA includes office space. Centers with more than 20,000 square feet of office space are listed below:

Arsenal Mall — 52,847 sq. ft.	Greendale Mall — 119,860 sq. ft.
Circle Centre — 25,192 sq. ft.	Menlo Park Mall — 52,576 sq. ft.
Copley Place — 867,301 sq. ft.	Oak Court Mall — 126,775 sq. ft.
Del Amo Fashion Center — 56,798 sq. ft.	Oxford Valley Mall — 110,902 sq. ft.
Domain, The — 135,589 sq. ft.	Plaza Carolina — 27,343 sq. ft.
Fashion Centre at Pentagon City, The — 169,089 sq. ft.	Southdale Center — 20,295 sq. ft.
Firewheel Town Center — 75,132 sq. ft.
(17)
Our interest in the property was sold effective January 3, 2013.

(18)
Includes office space at Clay Terrace of 75,118 sq. ft.

(19)
TMLP properties include Franklin Mills, The Esplanade, The Galleria at White Plains, Hilltop Mall, Liberty Plaza, Marley Station, Northpark Mall and Sugarloaf Mills.

  United States Lease Expirations

            The following table summarizes lease expiration data for our malls and Premium Outlets located in the United States, including Puerto Rico, as of December 31, 2012. The data presented does not consider the impact of renewal options that may be contained in leases.

Simon Property Group, Inc. and Subsidiaries
U.S. Lease Expirations
Malls and Premium Outlets
As of December 31, 2012

Year	Number of Leases Expiring	Square Feet	Avg. Base Minimum Rent per Square Foot at 12/31/12	Percentage of Gross Annual Rental Revenues (1)
Inline Stores and Freestanding
Month to Month Leases	619	1,701,002	$36.97	1.3%
2013	2,800	8,213,014	$38.48	6.5%
2014	2,702	8,987,080	$37.59	7.2%
2015	2,740	9,037,784	$39.50	7.6%
2016	2,518	8,679,170	$38.77	7.1%
2017	2,515	9,021,336	$41.26	8.0%
2018	1,924	7,649,392	$45.41	7.4%
2019	1,485	5,614,990	$46.50	5.7%
2020	1,196	4,341,991	$48.19	4.5%
2021	1,282	5,195,275	$44.63	5.0%
2022	1,517	5,838,628	$44.30	5.6%
2023 and Thereafter	822	4,612,654	$36.67	3.8%
Specialty Leasing Agreements w/ terms in excess of 12 months	1,523	3,531,265	$14.83	1.2%
Anchor Tenants
2013	7	628,766	$3.35	0.0%
2014	33	3,338,999	$5.33	0.4%
2015	29	3,248,369	$3.11	0.2%
2016	24	2,909,937	$3.15	0.2%
2017	22	2,969,087	$2.60	0.2%
2018	23	2,721,023	$4.84	0.3%
2019	11	1,305,863	$4.58	0.1%
2020	15	1,370,682	$6.68	0.2%
2021	12	1,055,228	$7.36	0.1%
2022	8	913,014	$9.91	0.2%
2023 and Thereafter	39	4,358,089	$7.08	0.7%

(1)
Annual rental revenues represent 2012 consolidated and joint venture combined base rental revenue.

International Properties

            Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.

  European Investments

            On March 14, 2012, we acquired a 28.7% interest in Klépierre for approximately $2.0 billion. At December 31, 2012 we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $39.67 per share. Klépierre is a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

            We own a 13.3% interest in Value Retail PLC, which owns and operates nine luxury outlets throughout Europe. We also have a minority direct ownership in three of those outlets.

  Other International Investments

            We also hold a 40% interest in eight operating real estate joint venture properties in Japan, a 50% interest in two operating joint venture properties in South Korea, a 50% interest in one operating joint venture property in Mexico, and a 50% interest in one operating joint venture property in Malaysia. The eight Japanese Premium Outlets operate in various cities throughout Japan and comprise over 2.8 million square feet of GLA. These properties were 99.5% leased as of December 31, 2012.

            The following property table summarizes certain data for our properties located in Japan, South Korea, Mexico, and Malaysia at December 31, 2012.

Simon Property Group, Inc. and Subsidiaries
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area(1)	Retail Anchors and Major Tenants
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Banana Republic, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Gap Outlet, Laundry, McGregor, MK Michel Klein, Tommy, Hilfiger, Ralph Lauren
2.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	481,500	Armani, Balenciaga, Bally, Beams, Bottega Veneta, Burberry, Coach, Diesel, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Jill Stuart, Loro Piana, Miu Miu, Moschino, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's
3.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	441,000	Adidas, Armani, Bally, Banana Republic, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Etro, Gap Outlet, Gucci, Harrod's, Helmut Lang, Hugo Boss, Loro Piana, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tommy Hilfiger, Valentino
4.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%	2000	419,000	Adidas, Armani, Bally, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Dolce & Gabbana, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Hugo Boss, Kate Spade, Lacoste, Lanvin Collection, Nike, Polo Ralph Lauren
5.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%	2003	390,800	Adidas, Armani, Beams, Brooks Brothers, Coach, Cynthia Rowley, Diesel, Dunhill, Eddie Bauer, Escada, Etro, Furla, Gap Outlet, Gucci, Harrod's, Kate Spade, Lanvin Collection, Miu Miu, Nike, Polo Ralph Lauren
6.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas, Beams, Brooks Brothers, Coach, Jill Stuart, Laundry, Levi's, Pleats Please Issey Miyake, Ray-Ban, Tasaki, Taylor Made
7.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%	2005	289,500	Adidas, BCBG Max Azria, Beams, Brooks Brothers, Coach, Diesel, Eddie Bauer, Furla, Gap Outlet, Laundry, MK Michel Klein, Nike, Olive des Olive, Polo Ralph Lauren, Timberland, Tommy Hilfiger
8.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	290,600	Adidas, Armani, BCBG Max Azria, Beams, Bose, Brooks Brothers, Coach, Cole Haan, Courreges, Dolce & Gabbana, Furla, Gap Outlet, Miki House, Nike, Quiksilver, Reebok, Theory, Tommy Hilfiger

	Subtotal Japan					2,791,600

Simon Property Group, Inc. and Subsidiaries
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area(1)	Retail Anchors and Major Tenants
	MEXICO
9.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	278,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Kenneth Cole, Lacoste, Levi's, MaxMara, Nautica, Nike, Palacio Outlet, Reebok, Rockport, Salvatore Ferragamo, Swarovski, Zegna

	Subtotal Mexico					278,000
	SOUTH KOREA
10.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	276,200	Adidas, Giorgio Armani, Bally, Burberry, Chloe, Coach, Diesel, Dolce & Gabbana, Escada, Fendi, Furla, Gucci, Lacoste, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tod's, Valentino, Vivienne Westwood
11.	Paju Premium Outlets	Paju (Seoul)	Fee	50.0%	2011	339,400	Armani, Banana Republic, Calvin Klein, Coach, DKNY, Elie Tabari, Escada, Jill Stuart, Lacoste, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tory Burch, Vivienne Westwood

	Subtotal South Korea					615,600
	MALAYSIA
12.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	190,400	Adidas, Armani, Burberry, Calvin Klein, Canali, Coach, DKNY, Gap, Guess, Lacoste, Levi's, Michael Kors, Nike, Salvatore Ferragamo, Timberland, Zegna

	Subtotal Malaysia					190,400

	TOTAL INTERNATIONAL ASSETS					3,875,600

FOOTNOTES:

  (1)
  All gross leasable area listed in square feet.

  Land

            We have direct or indirect ownership interests in approximately 425 acres of land held in the United States for future development.

  Sustainability and Energy Efficiency

            We focus on energy efficiency as a core sustainability strategy. Through the continued use of energy conservation practices, energy efficiency projects, and continuous monitoring and reporting, we have reduced our energy consumption at comparable properties every year since 2003. As a result, excluding new developments and expansions, we reduced the electricity usage over which we have direct control by 374 million kWhs since 2003. This represents a 29% reduction in electricity usage across a portfolio of comparable properties and reflects an annual value of over $36 million in avoided operating costs. Our documented reduction in greenhouse gas emissions resulting from our energy management efforts is 229,000 metric tons of CO2e.

            In 2012, we were awarded NAREIT's Leader in the Light Award for our energy conservation efforts for the eighth straight year. We are the only company to have achieved the Leader in the Light distinction every single year since NAREIT launched the program in 2005. We were included in the 2012 Carbon Disclosure Leadership Index published by the Carbon Disclosure Project and were the only REIT to earn a place on this index for the second straight year.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2012
(Dollars in thousands)

Property Name	Interest Rate	Face Amount		Annual Debt Service (1)		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Anderson Mall	4.61%	$20,849		$1,408		12/01/22
Arsenal Mall HCHP	8.20%	560		202		05/05/16
Bangor Mall	6.15%	80,000		4,918	(2)	10/01/17
Battlefield Mall	3.95%	125,000		4,938	(2)	09/01/22
Birch Run Premium Outlets	5.95%	105,967	(10)	8,078		04/11/16
Bloomingdale Court	8.15%	25,562		2,495		11/01/15
Brunswick Square	5.65%	78,189		5,957		08/11/14
Calhoun Premium Outlets	5.79%	20,368	(22)	1,519		09/01/16
Carolina Premium Outlets	3.36%	50,423		2,675		12/01/22
Chesapeake Square	5.84%	66,502		5,162		08/01/14
Concord Mills Marketplace	5.76%	12,492		1,013		02/01/14
DeKalb Plaza	5.28%	2,530		284		01/01/15
Domain, The	5.44%	204,405		14,085		08/01/21
Empire Mall	5.79%	176,300		10,215	(2)	06/01/16
Ellenton Premium Outlets	5.51%	104,311	(21)	7,649		01/11/16
Florida Keys Outlet Center	5.51%	10,645	(21)	781		01/11/16
Forest Plaza	7.50%	18,074	(32)	1,685		10/10/19
Gaffney Premium Outlets	5.79%	36,964	(22)	2,757		09/01/16
Great Mall	6.01%	270,000		16,227	(2)	08/28/15	(3)
Greenwood Park Mall	8.00%	77,549	(19)	7,044		08/01/16
Grove City Premium Outlets	5.51%	112,611	(21)	8,258		01/11/16
Gulfport Premium Outlets	5.51%	25,124	(21)	1,842		01/11/16
Gurnee Mills	5.77%	321,000		18,512	(2)	07/01/17
Hagerstown Premium Outlets	5.95%	89,037	(10)	6,787		04/11/16
Henderson Square	4.43%	13,633		937		04/01/16
Huntley Outlet Center	5.51%	29,776	(21)	2,183		01/11/16
Independence Center	5.94%	200,000		11,886	(2)	07/10/17
Ingram Park Mall	5.38%	142,009		9,746		06/01/21
Jersey Shore Premium Outlets	5.51%	69,882	(21)	5,124		01/11/16
King of Prussia — The Court & The Plaza — 1	7.49%	81,230		23,183		01/01/17
King of Prussia — The Court & The Plaza — 2	8.53%	5,792		1,685		01/01/17
King of Prussia — The Court & The Plaza — 3	4.50%	50,000		2,250	(2)	01/01/17
Lake View Plaza	8.00%	15,618		1,409		12/31/14
Lakeline Plaza	7.50%	16,933	(32)	1,578		10/10/19
Las Americas Premium Outlets	5.84%	180,000		10,511	(2)	06/11/16
Lebanon Premium Outlets	5.51%	15,447	(21)	1,133		01/11/16
Lee Premium Outlets	5.79%	50,844	(22)	3,792		09/01/16
Mall of Georgia Crossing	4.28%	24,934		1,481		10/06/22
Mesa Mall	5.79%	87,250		5,055	(2)	06/01/16
Midland Park Mall	4.35%	84,664		5,078		09/06/22
Montgomery Mall	5.17%	82,303		6,307		05/11/34
Muncie Towne Plaza	7.50%	7,039	(32)	656		10/10/19
Naples Outlet Center	5.51%	16,005	(21)	1,174		01/11/16
North Ridge Shopping Center	3.41%	12,500		427	(2)	12/01/22
Northfield Square	6.05%	25,894		2,485		02/11/14
Opry Mills	6.16%	280,000		17,248	(2)	10/10/16	(3)
Opry Mills — 2	5.00%	103,925		5,196	(2)	10/10/16	(3)
Oxford Valley Mall	4.77%	68,870		4,456		12/07/20

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2012
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Palms Crossing	5.49%		37,747	(8)	2,612		08/01/21
Penn Square Mall	7.75%		96,422		8,597		04/01/16
Pismo Beach Premium Outlets	5.84%		33,850	(20)	1,978	(2)	11/06/16
Plaza Carolina — Fixed	7.50%		86,717		7,552		06/01/14
Plaza Carolina — Variable Swapped	7.63	% (11)	93,554		8,498		06/01/14
Pleasant Prairie Premium Outlets	5.51%		60,018	(21)	4,401		01/11/16
Pleasant Prairie Premium Outlets 2	6.01%		36,346		2,758		12/01/16
Potomac Mills	5.83%		410,000		23,901	(2)	07/11/17
Port Charlotte Town Center	5.30%		47,074		3,232		11/01/20
Puerto Rico Premium Outlets	3.75	% (24)	72,152		3,965		05/01/14
Queenstown Premium Outlets	5.84%		66,150	(20)	3,864	(2)	11/06/16
Rushmore Mall	5.79%		94,000		5,446	(2)	06/01/16
Sawgrass Mills	5.82%		820,000		47,724	(2)	07/01/14
San Marcos Premium Outlets	5.51%		142,834	(21)	10,474		01/11/16
Shops at Arbor Walk, The	5.49%		42,662	(8)	2,952		08/01/21
Shops at Riverside, The	2.31	% (1)	130,000		3,001	(2)	06/16/16	(3)
Southdale Center	5.18%		152,834		10,430		04/01/16
Southern Hills Mall	5.79%		101,500		5,881	(2)	06/01/16
Southridge Mall	5.23%		124,000		6,489	(2)	04/01/15
SouthPark	8.00%		191,933	(19)	17,434		08/01/16
Stanford Shopping Center	2.36	% (1)	240,000		5,661	(2)	07/01/13
Summit Mall	5.42%		65,000		3,526	(2)	06/10/17
Sunland Park Mall	8.63	% (13)	29,626		3,773		01/01/26
The Crossings Premium Outlets	3.41%		115,000		3,926	(2)	12/01/22
Town Center at Cobb	4.76%		200,000		9,514	(2)	05/01/22
Towne West Square	5.61%		49,998		3,516		06/01/21
Upper Valley Mall	5.89%		44,060	(28)	1,920		07/01/16	(3)
Valle Vista Mall	5.35%		40,000		2,140	(2)	05/10/17
Walt Whitman Shops	8.00%		118,261	(19)	10,742		08/01/16
Washington Square	5.94%		25,749	(25)	1,072		07/01/16	(3)
West Ridge Mall	5.89%		65,778		4,885		07/01/14
White Oaks Mall	5.54%		50,000		2,768	(2)	11/01/16
White Oaks Plaza	7.50%		14,079	(32)	1,312		10/10/19
Williamsburg Premium Outlets	5.95%		102,862	(10)	7,841		04/11/16
Wolfchase Galleria	5.64%		225,000		12,700	(2)	04/01/17
Woodland Hills Mall	7.79%		94,036		8,414		04/05/19

Total Consolidated Secured Indebtedness			$8,018,252
Unsecured Indebtedness:
Simon Property Group, LP:
Revolving Credit Facility — USD	1.21	% (15)	$145,000		$1,753	(2)	10/30/16	(3)
Revolving Credit Facility — Euro Currency	1.05	% (15)	1,189,332	(16)	12,513	(2)	10/30/16	(3)
Supplemental Credit Facility — Yen Currency	1.13	% (15)	259,165	(23)	2,931	(2)	06/30/17	(3)
Unsecured Notes — 4C	7.38%		200,000		14,750	(14)	06/15/18
Unsecured Notes — 9B	5.45%		122,288		6,665	(14)	03/15/13
Unsecured Notes — 10B	4.90%		200,000		9,800	(14)	01/30/14
Unsecured Notes — 11B	5.63%		218,430		12,287	(14)	08/15/14
Unsecured Notes — 12A	5.10%		600,000		30,600	(14)	06/15/15
Unsecured Notes — 13B	5.75%		600,000		34,500	(14)	12/01/15
Unsecured Notes — 14B	6.10%		400,000		24,400	(14)	05/01/16
Unsecured Notes — 15B	5.88%		500,000		29,375	(14)	03/01/17
Unsecured Notes — 16B	5.25%		650,000		34,125	(14)	12/01/16

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2012
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Unsecured Notes — 19A	5.30%		237,897		12,609	(14)	05/30/13	(34)
Unsecured Notes — 19B	6.13%		800,000		49,000	(14)	05/30/18
Unsecured Notes — 20A	10.35%		650,000		67,275	(14)	04/01/19
Unsecured Notes — 21A	6.75%		516,052		34,834	(14)	05/15/14
Unsecured Notes — 22A	4.20%		400,000		16,800	(14)	02/01/15
Unsecured Notes — 22B	5.65%		1,250,000		70,625	(14)	02/01/20
Unsecured Notes — 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes — 23A	4.38%		900,000		39,375	(14)	03/01/21
Unsecured Notes — 24A	2.80%		500,000		14,000	(14)	01/30/17
Unsecured Notes — 24B	4.13%		700,000		28,875	(14)	12/01/21
Unsecured Notes — 25A	2.15%		600,000		12,900	(14)	09/15/17
Unsecured Notes — 25B	3.38%		600,000		20,250	(14)	03/15/22
Unsecured Notes — 25C	4.75%		550,000		26,125	(14)	03/15/42
Unsecured Notes — 26A	1.50%		750,000		11,250	(14)	02/01/18
Unsecured Notes — 26B	2.75%		500,000		13,750	(14)	02/01/23

			14,638,164
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(14)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(14)	03/15/16

			325,000
CPG Partners, LP, subsidiary:
Unsecured Notes — CPG 7	6.00%		69,334		4,160	(14)	01/15/13	(30)

			69,334

Total Consolidated Unsecured Indebtedness			$15,032,498

Total Consolidated Indebtedness at Face Amounts			$23,050,750
Net Premium on Indebtedness			105,776
Net Discount on Indebtedness			(43,519)

Total Consolidated Indebtedness			$23,113,007

Our Share of Consolidated Indebtedness			$22,953,985

Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	1.84%		131,747	(26)	14,840		09/25/23
Arizona Mills	5.76%		169,574		12,268		07/01/20
Arundel Mills Marketplace	5.92%		10,739		884		01/01/14
Arundel Mills	6.14%		374,338		28,116		08/01/14
Auburn Mall	6.02%		40,886		3,027		09/01/20
Aventura Mall	5.91%		430,000		25,392	(2)	12/11/17
Avenues, The	5.29%		66,244		5,325		04/01/13
Briarwood Mall	7.50%		114,153	(33)	10,641		11/30/16
Busan Premium Outlets	5.60	% (27)	27,128	(17)	1,518	(2)	02/13/17
California Department Stores	6.53%		31,300		2,044	(2)	11/01/17
Cape Cod Mall	5.75%		97,882		7,003		03/06/21
Circle Centre	5.02%		66,432		5,165		04/11/13
Clay Terrace	5.08%		115,000		5,842	(2)	10/01/15
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16
Coddingtown Mall	3.11	% (1)	13,050		1,059		07/01/14	(3)
Colorado Mills	3.96	% (18)	130,954		5,184	(2)	06/01/15

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2012
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Concord Mills	3.84%		235,000		9,015	(2)	11/01/22
Crystal Mall	4.46%		95,000		4,237	(2)	06/06/22
Dadeland Mall	4.50%		450,000		27,361		12/05/21
Del Amo Fashion Center	1.71	% (1)	307,753		5,259	(2)	01/23/13
Denver West Village	5.04%		28,000		1,410	(2)	07/01/21
Domain Westin	2.16	% (1)	39,701		1,260		10/14/13
Dover Mall	5.57%		92,437		6,455		08/06/21
Emerald Square Mall	4.71%		114,444		7,165		08/11/22
Falls, The	7.50%		110,348	(33)	10,287		11/30/16
Fashion Centre Pentagon Office	5.11%		40,000		2,043	(2)	07/01/21
Fashion Centre Pentagon Retail	4.87%		410,000		19,957	(2)	07/01/21
Fashion Valley — 1	4.30%		475,000		20,425	(2)	01/04/21
Fashion Valley — 2	6.00%		5,790		549		05/01/14
Firewheel Residential	5.91%		22,380		1,635		12/01/16	(3)
Firewheel Residential II	2.21	% (1)	103		2		08/23/17	(3)
Florida Mall, The	5.25%		362,701		24,849		09/05/20
Gaitway Plaza	4.60%		13,900		640	(2)	07/01/15
Grapevine Mills	5.90	% (6)	270,000		15,932	(2)	09/22/14	(3)
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16
Gotemba Premium Outlets	1.59%		36,869	(26)	15,834		10/25/14
Hamilton Town Center	4.81%		84,000		4,038	(2)	04/01/22
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		9,211		637		11/01/14
Indian River Mall	5.21%		62,413		4,313		11/01/14
Johor Premium Outlets	5.35	% (7)	25,621	(9)	7,287		02/28/19
Katy Mills	3.49%		140,000		4,886	(2)	12/06/22
Kobe-Sanda Premium Outlets — Fixed	1.70%		2,328	(26)	3,776		01/31/14
Kobe-Sanda Premium Outlets — Variable	0.77	% (12)	59,539	(26)	9,793		01/31/18
Lehigh Valley Mall	5.88%		135,568		9,943		07/05/20
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Rockingham Park, The	5.61%		260,000		14,586	(2)	03/10/17
Mall at Tuttle Crossing, The	5.05%		108,420		7,774		11/05/13
Mall of New Hampshire, The	6.23%		129,288		9,644		10/05/15
Meadowood Mall	5.82%		123,399		8,818		11/06/21
Miami International Mall	5.35%		88,306		6,533		10/01/13
Northshore Mall	5.03%		191,001		13,566		03/11/34
Ontario Mills	4.25%		345,598		20,661		03/05/22
Outlets at Orange, The	6.25%		215,820		16,258		10/01/14
Paju Premium Outlets	6.01	% (27)	74,636	(17)	4,486	(2)	03/16/16
Plaza at Buckland Hills, The	4.60%		24,800		1,142	(2)	07/01/15
Quaker Bridge Mall — 1	7.03%		15,146		2,407		04/01/16
Quaker Bridge Mall — 2	2.95%		62,000		1,829	(2)	04/01/16
Ridgewood Court	4.60%		14,650		674	(2)	07/01/15
Rinku Premium Outlets — Fixed	1.86%		12,921	(26)	7,445		11/25/14
Rinku Premium Outlets — Variable	0.56	% (12)	23,280	(26)	2,458		07/31/17
Sano Premium Outlets	0.53	% (12)	21,756	(26)	14,967		05/31/18
Seminole Towne Center	5.97%		58,910		4,303		05/06/21
Sendai-Izumi Premium Outlets	0.48	% (12)	26,539	(26)	4,551		10/31/18
Shops at Sunset Place, The	5.62%		75,562		5,892		09/01/20
Silver Sands Premium Outlets	3.93%		100,000		3,930	(2)	06/01/22
Smith Haven Mall	5.16%		180,000		9,283	(2)	03/01/16

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2012
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Solomon Pond Mall	4.01%		109,842		6,309		11/01/22
SouthPark Residential	4.80%		22,000		1,056	(2)	05/01/21
Springfield Mall	4.77	% (11)	64,911		3,492		11/30/15
Square One Mall	5.47%		98,839		6,793		01/06/22
Stoneridge Shopping Center	7.50%		221,736	(33)	19,214		11/30/16
St. Johns Town Center	5.06%		163,470		11,025		03/11/15
St. John's Town Center Phase II	5.50	% (11)	77,500		4,266	(2)	05/10/15	(3)
Toki Premium Outlets	1.08	% (12)	11,770	(26)	3,334		04/30/15
Toronto Premium Outlets	2.38	% (4)	31,699	(5)	753	(2)	07/09/15
Tosu Premium Outlets — Fixed	1.54%		1,608	(26)	2,209		08/24/13
Tosu Premium Outlets — Variable	0.52	% (12)	31,080	(26)	4,234		01/31/16
Village Park Plaza	4.60%		29,850		1,374	(2)	07/01/15
West Town Corners	4.60%		18,800		865	(2)	07/01/15
West Town Mall	6.34%		210,000		13,309	(2)	12/01/17
Westchester, The	6.00%		362,516		26,980		05/05/20
Whitehall Mall	7.00%		11,008		1,149		11/01/18
Woodfield Mall	4.50%		425,000		19,125	(2)	03/05/24

Total Joint Venture Secured Indebtedness at Face Value			$10,622,194
The Mills Limited Partnership Indebtedness at Face Value			$957,113	(29)

Total Joint Venture and The Mills Limited Partnership Indebtedness at Face Value			$11,579,307
Net Premium on Indebtedness			5,556

Total Joint Venture Indebtedness			$11,584,863

Our Share of Joint Venture Indebtedness			$5,380,359	(31)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on 1M LIBOR plus interest rate spreads ranging from 100 bps to 450 bps. 1M LIBOR as of December 31, 2012 was 0.21%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Applicable Borrower's option.

(4)
Variable rate loan based on 1M CDOR plus 115 bps. 1M CDOR at December 31, 2012 was 1.23%.

(5)
Amount shown in USD equivalent. CAD Equivalent is 31,600.0 million.

(6)
We have executed a swap agreement that fixes the interest rate on $245 million of this loan at 6.26%.

(7)
Variable rate loans based on KLIBOR plus interest rate spread of 225 bps. KLIBOR as of December 31, 2012 was 3.10%.

(8)
Loans secured by these two properties are cross-collateralized and cross-defaulted.

(9)
Amount shown in USD Equivalent. Ringgit equivalent is 79,724.0 million.

(10)
Loans secured by these three properties are cross-collateralized.

(11)
Associated with these loans are interest rate swap agreements that effectively fix the interest rate of the loans at the all-in rate presented.

(12)
Variable rate loans based on1M Yen LIBOR plus interest rate spreads ranging from 27.5 bps to 187.5 bps. 1M Yen LIBOR as of December 31, 2012 was 0.13%.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. This threshold was met and additional interest was paid in 2012.

(14)
Requires semi-annual payments of interest only.

(15)
$4.0 Billion Credit Facility and $2.0 Billion Supplemental Credit Facility. As of December 31, 2012, the Credit Facility and Supplemental Credit Facility bear interest at LIBOR + 100 basis points and provide for different pricing based upon our investment grade rating. As of December 31, 2012, $4.4 billion was available after outstanding borrowings and letter of credits.

(16)
Amount shown in USD Equivalent. Balances include borrowings on multi-currency tranche of Euro 900.0 million.

(17)
Amount shown in USD equivalent. Won Equivalent is 108,260.0 million.

(18)
Variable rate loan based on 1M LIBOR plus an interest rate spread of 375 bps. In addition, 1M LIBOR is capped at 3.75%.

(19)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(20)
Loans secured by these two properties are cross-collateralized and cross-defaulted.

(21)
Loans secured by these ten properties are cross-collateralized and cross-defaulted.

(22)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(23)
Amount shown in USD Equivalent. Balances include borrowings on multi-currency tranche of Yen 22,265.0 million.

(24)
Through an interest rate floor agreement, the LIBOR rate is currently fixed at 1.50%.

(25)
Comprised of a $15.0 million note at 5.94% and a $12.8 million note that is non-interest bearing.

(26)
Amount shown in USD Equivalent. Yen equivalent is 30,879.2 million

(27)
Variable rate loans based on 91 Day Korean CD rate plus interest rate spreads ranging from 200 bps to 312 bps. The 91 Day Korean CD rate as of December 31, 2012 was 2.89%.

(28)
Comprised of a $27.0 million note at 5.89% and a $20.0 million note that is non-interest bearing.

(29)
Consists of 8 properties with interest rates ranging from 4.50% to 7.32% and maturities between 2013 and 2023.

(30)
Unsecured notes were retired at maturity.

(31)
Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties, including The Mills Limited Partnership. To the extent total indebtedness is secured by a property, it is non-recourse to us, with the exception of approximately $84.9 million of payment guarantees provided by the Operating Partnership.

(32)
Loans secured by these four properties are cross-collateralized and cross-defaulted.

(33)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(34)
We have noticed holders of these notes our intent to prepay at par on March 1, 2013.

The changes in consolidated mortgages and other indebtedness for the years ended December 31, 2012, 2011, 2010 are as follows:

	2012	2011	2010
Balance, Beginning of Year	$18,446,440	$17,473,760	$18,630,302
Additions during period:
New Loan Originations	4,873,844	1,865,794	3,709,910
Loans assumed in acquisitions and consolidation	2,589,130	619,192	1,241,907
Net Premium	70,689	28,483	4,360
Deductions during period:
Loan Retirements	(2,758,515)	(1,471,034)	(6,053,631)
Amortization of Net Premiums	(33,504)	(8,438)	(9,066)
Scheduled Principal Amortization	(75,077)	(61,317)	(50,022)

Balance, Close of Year	$23,113,007	$18,446,440	$17,473,760

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

Item 4.    Mine Safety Disclosures

            Not applicable.

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            Our common stock trades on the New York Stock Exchange under the symbol "SPG". The quarterly price range for the shares and the dividends declared per share for each quarter in the last two fiscal years are shown below:

	High	Low	Close	Declared Dividends
2011
1st Quarter	$110.49	$95.29	$107.16	$0.80
2nd Quarter	118.10	104.42	116.23	0.80
3rd Quarter	123.48	99.60	109.98	0.80
4th Quarter	131.92	103.32	128.94	1.10	(1)
2012
1st Quarter	$146.34	$125.53	$145.68	$0.95
2nd Quarter	158.60	141.56	155.66	1.00
3rd Quarter	164.17	150.85	151.81	1.05
4th Quarter	160.70	145.21	158.09	1.10

(1)
Consists of a regular quarterly dividend of $0.90 per share and a special common stock dividend of $0.20 per share.

            There is no established public trading market for Simon Property's Class B common stock. Dividends on the Class B common stock are identical to the common stock.

  Holders

            The number of holders of record of common stock outstanding was 1,588 as of December 31, 2012. The Class B common stock is subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

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

            Common stock dividends during 2012 aggregated $4.10 per share. Common stock dividends during 2011 aggregated $3.50 per share, including a special common stock dividend of $0.20 per share paid in December. On February 1, 2013, our Board of Directors declared a cash dividend of $1.15 per share of common stock payable on February 28, 2013 to stockholders of record on February 14, 2013.

            We offer a dividend reinvestment plan that allows our stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

  Unregistered Sales of Equity Securities

            During the fourth quarter of 2012, we issued 554,756 shares of common stock to limited partners in exchange for an equal number of units. The issuance of the shares of common stock was made pursuant to the terms of the Partnership Agreement of the Operating Partnership and was exempt from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

  Issuances Under Equity Compensation Plans

            For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this report.

Item 6.    Selected Financial Data

            The information required by this item is incorporated herein by reference to the Selected Financial Data section of our 2012 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K.

Item 7A.    Qualitative and Quantitative Disclosure About Market Risk

            The information required by this item is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 Annual Report to Stockholders under the caption "Liquidity and Capital Resources — Market Risk," filed as Exhibit 13.1 to this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

            Reference is made to the Index to Financial Statements contained in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.    Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

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

            Management's Report on Internal Control Over Financial Reporting.    Our management's report on internal control over financial reporting is set forth in our 2012 Annual Report to Stockholders filed as Exhibit 13.1 to this Form 10-K and is incorporated herein by reference.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

            During the fourth quarter of the year covered by this report, the Audit Committee of our Board of Directors approved certain audit, audit-related and non-audit tax compliance and tax consulting services to be provided by Ernst & Young LLP, the Company's independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A and the information included under the caption "Executive Officers of the Registrant" in Part I hereof.

Item 11.    Executive Compensation

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions and Director Independence

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 14.    Principal Accountant Fees and Services

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(1)	Consolidated Financial Statements

	Simon Property Group, Inc. and Subsidiaries' consolidated financial statements and independent registered public accounting firm's reports are included in our 2012 Annual Report to Stockholders, filed as Exhibit 13.1 to this Form 10-K and are incorporated herein by reference.
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

February 28, 2013

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2013
/s/ HERBERT SIMON Herbert Simon	Chairman Emeritus and Director	February 28, 2013
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer and Director	February 28, 2013
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	February 28, 2013
/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	February 28 ,2013
/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	February 28, 2013
/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	February 28, 2013
/s/ KAREN N. HORN Karen N. Horn	Director	February 28, 2013

Signature	Capacity	Date

/s/ ALLAN HUBBARD Allan Hubbard	Director	February 28, 2013
/s/ DANIEL C. SMITH Daniel C. Smith	Director	February 28, 2013
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013
/s/ STEVEN K. BROADWATER Steven K. Broadwater	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Malls
Anderson Mall	Anderson, SC	$20,849	$1,712	$15,227	$851	$20,545	$2,563	$35,772	$38,335	$16,772	1972
Arsenal Mall	Watertown (Boston), MA	560	14,714	47,680	—	9,483	14,714	57,163	71,877	22,232	1999 (4)
Bangor Mall	Bangor, ME	80,000	5,478	59,740	—	11,158	5,478	70,898	76,376	27,294	2004 (5)
Barton Creek Square	Austin, TX	—	2,903	20,929	7,983	64,481	10,886	85,410	96,296	49,695	1981
Battlefield Mall	Springfield, MO	125,000	3,919	27,231	3,000	62,542	6,919	89,773	96,692	57,633	1970
Bay Park Square	Green Bay, WI	—	6,358	25,623	4,106	26,111	10,464	51,734	62,198	24,863	1980
Bowie Town Center	Bowie (Washington, D.C.), MD	—	2,710	65,044	235	7,170	2,945	72,214	75,159	29,912	2001
Boynton Beach Mall	Boynton Beach (Miami), FL	—	22,240	78,804	4,666	27,431	26,906	106,235	133,141	48,423	1985
Brea Mall	Brea (Los Angeles), CA	—	39,500	209,202	—	27,131	39,500	236,333	275,833	97,144	1998 (4)
Broadway Square	Tyler, TX	—	11,306	32,431	—	23,033	11,306	55,464	66,770	27,424	1994 (4)
Brunswick Square	East Brunswick (New York), NJ	78,189	8,436	55,838	—	32,327	8,436	88,165	96,601	44,428	1973
Burlington Mall	Burlington (Boston), MA	—	46,600	303,618	19,600	95,324	66,200	398,942	465,142	147,321	1998 (4)
Castleton Square	Indianapolis, IN	—	26,250	98,287	7,434	74,644	33,684	172,931	206,615	76,170	1972
Charlottesville Fashion Square	Charlottesville, VA	—	—	54,738	—	18,530	—	73,268	73,268	31,308	1997 (4)
Chautauqua Mall	Lakewood, NY	—	3,116	9,641	—	16,082	3,116	25,723	28,839	13,469	1971
Chesapeake Square	Chesapeake (Virginia Beach), VA	66,502	11,534	70,461	—	19,273	11,534	89,734	101,268	49,251	1989
Cielo Vista Mall	El Paso, TX	—	1,005	15,262	608	48,983	1,613	64,245	65,858	36,779	1974
College Mall	Bloomington, IN	—	1,003	16,245	720	43,966	1,723	60,211	61,934	32,033	1965
Columbia Center	Kennewick, WA	—	17,441	66,580	—	25,705	17,441	92,285	109,726	40,407	1987
Copley Place	Boston, MA	—	—	378,045	—	100,167	—	478,212	478,212	150,522	2002 (4)
Coral Square	Coral Springs (Miami), FL	—	13,556	93,630	—	19,025	13,556	112,655	126,211	64,184	1984
Cordova Mall	Pensacola, FL	—	18,626	73,091	7,321	56,062	25,947	129,153	155,100	45,228	1998 (4)
Cottonwood Mall	Albuquerque, NM	—	10,122	69,958	—	6,704	10,122	76,662	86,784	39,731	1996
Domain, The	Austin, TX	204,405	40,436	197,010	—	138,250	40,436	335,260	375,696	66,311	2005
Edison Mall	Fort Myers, FL	—	11,529	107,350	—	31,240	11,529	138,590	150,119	56,765	1997 (4)
Empire Mall	Sioux Falls, SD	176,300	35,998	192,186	—	3,454	35,998	195,640	231,638	7,443	1998 (5)
Fashion Mall at Keystone, The	Indianapolis, IN	—	—	120,579	29,145	80,161	29,145	200,740	229,885	73,035	1997 (4)
Firewheel Town Center	Garland (Dallas), TX	—	8,485	82,716	—	28,814	8,485	111,530	120,015	34,470	2004
Forest Mall	Fond Du Lac, WI	—	721	4,491	—	8,864	721	13,355	14,076	8,885	1973
Forum Shops at Caesars, The	Las Vegas, NV	—	—	276,567	—	219,010	—	495,577	495,577	174,529	1992
Great Lakes Mall	Mentor (Cleveland), OH	—	12,302	100,362	—	22,491	12,302	122,853	135,155	54,179	1961

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Greenwood Park Mall	Greenwood (Indianapolis), IN	77,549	2,423	23,445	5,253	115,808	7,676	139,253	146,929	59,907	1979
Gulf View Square	Port Richey (Tampa), FL	—	13,690	39,991	1,688	17,882	15,378	57,873	73,251	28,468	1980
Haywood Mall	Greenville, SC	—	11,585	133,893	6	21,633	11,591	155,526	167,117	78,018	1998 (4)
Independence Center	Independence (Kansas City), MO	200,000	5,042	45,798	—	34,528	5,042	80,326	85,368	38,595	1994 (4)
Ingram Park Mall	San Antonio, TX	142,009	733	17,163	73	22,993	806	40,156	40,962	25,147	1979
Irving Mall	Irving (Dallas), TX	—	6,737	17,479	2,533	39,951	9,270	57,430	66,700	35,859	1971
Jefferson Valley Mall	Yorktown Heights (New York), NY	—	4,868	30,304	—	26,948	4,868	57,252	62,120	34,350	1983
King of Prussia — The Court & The Plaza	King of Prussia (Philadelphia), PA	137,022	175,063	1,128,200	—	38,109	175,063	1,166,309	1,341,372	57,957	2003 (5)
Knoxville Center	Knoxville, TN	—	5,006	21,617	3,712	32,740	8,718	54,357	63,075	33,102	1984
La Plaza Mall	McAllen, TX	—	1,375	9,828	6,569	49,809	7,944	59,637	67,581	27,555	1976
Laguna Hills Mall	Laguna Hills (Los Angeles), CA	—	27,928	55,446	—	14,865	27,928	70,311	98,239	30,324	1997 (4)
Lakeline Mall	Cedar Park (Austin), TX	—	10,088	81,568	14	16,465	10,102	98,033	108,135	45,620	1995
Lenox Square	Atlanta, GA	—	38,058	492,411	—	70,361	38,058	562,772	600,830	223,056	1998 (4)
Lima Mall	Lima, OH	—	7,659	35,338	—	13,126	7,659	48,464	56,123	24,387	1965
Lincolnwood Town Center	Lincolnwood (Chicago), IL	—	7,834	63,480	—	7,609	7,834	71,089	78,923	42,987	1990
Lindale Mall	Cedar Rapids, IA	—	14,106	58,286	—	1,213	14,106	59,499	73,605	3,091	1998 (5)
Livingston Mall	Livingston (New York), NJ	—	22,214	105,250	—	43,362	22,214	148,612	170,826	55,154	1998 (4)
Longview Mall	Longview, TX	—	259	3,567	124	8,762	383	12,329	12,712	7,001	1978
Mall at Chestnut Hill, The	Chestnut Hill (Boston), MA	—	449	25,102	—	5,774	449	30,876	31,325	4,400	2002 (5)
Mall of Georgia	Buford (Atlanta), GA	—	47,492	326,633	—	6,563	47,492	333,196	380,688	114,566	1999 (5)
Maplewood Mall	St. Paul (Minneapolis), MN	—	17,119	80,758	—	23,994	17,119	104,752	121,871	34,363	2002 (4)
Markland Mall	Kokomo, IN	—	—	7,568	—	16,355	—	23,923	23,923	12,193	1968
McCain Mall	N. Little Rock, AR	—	—	9,515	10,530	24,179	10,530	33,694	44,224	7,931	1973
Melbourne Square	Melbourne, FL	—	15,762	55,891	4,160	28,565	19,922	84,456	104,378	36,439	1982
Menlo Park Mall	Edison (New York), NJ	—	65,684	223,252	—	42,010	65,684	265,262	330,946	118,948	1997 (4)
Mesa Mall	Grand Junction, CO	87,250	12,784	80,639	—	479	12,784	81,118	93,902	4,330	1998 (5)
Midland Park Mall	Midland, TX	84,664	687	9,213	—	23,098	687	32,311	32,998	17,344	1980
Miller Hill Mall	Duluth, MN	—	2,965	18,092	1,811	30,560	4,776	48,652	53,428	34,316	1973
Montgomery Mall	North Wales (Philadelphia), PA	82,303	27,105	86,915	2,279	38,443	29,384	125,358	154,742	40,300	2004 (5)
Muncie Mall	Muncie, IN	—	172	5,776	52	27,587	224	33,363	33,587	19,415	1970
North East Mall	Hurst (Dallas), TX	—	128	12,966	19,010	150,838	19,138	163,804	182,942	81,628	1971
Northfield Square	Bourbonnais, IL	25,894	362	53,396	—	3,362	362	56,758	57,120	37,771	2004 (5)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Northgate Mall	Seattle, WA	—	24,369	115,992	—	96,300	24,369	212,292	236,661	82,221	1987
Northlake Mall	Atlanta, GA	—	33,400	98,035	—	3,694	33,400	101,729	135,129	67,719	1998 (4)
Northwoods Mall	Peoria, IL	—	1,185	12,779	2,164	38,570	3,349	51,349	54,698	31,587	1983
Oak Court Mall	Memphis, TN	—	15,673	57,304	—	9,622	15,673	66,926	82,599	33,577	1997 (4)
Ocean County Mall	Toms River (New York), NJ	—	20,404	124,945	—	29,219	20,404	154,164	174,568	62,088	1998 (4)
Orange Park Mall	Orange Park (Jacksonville), FL	—	12,998	65,121	—	41,605	12,998	106,726	119,724	51,597	1994 (4)
Orland Square	Orland Park (Chicago), IL	—	35,514	129,906	—	42,165	35,514	172,071	207,585	71,335	1997 (4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	68,870	24,544	100,287	2,279	10,622	26,823	110,909	137,732	62,695	2003 (4)
Paddock Mall	Ocala, FL	—	11,198	39,727	—	21,179	11,198	60,906	72,104	24,616	1980
Penn Square Mall	Oklahoma City, OK	96,422	2,043	155,958	—	36,779	2,043	192,737	194,780	82,924	2002 (4)
Pheasant Lane Mall	Nashua, NH	—	3,902	155,068	550	43,692	4,452	198,760	203,212	68,554	2004 (5)
Phipps Plaza	Atlanta, GA	—	16,725	210,610	2,225	37,651	18,950	248,261	267,211	99,917	1998 (4)
Plaza Carolina	Carolina (San Juan), PR	180,271	15,493	279,560	—	47,922	15,493	327,482	342,975	87,560	2004 (4)
Port Charlotte Town Center	Port Charlotte, FL	47,074	5,471	58,570	—	15,535	5,471	74,105	79,576	37,559	1989
Prien Lake Mall	Lake Charles, LA	—	1,842	2,813	3,053	40,794	4,895	43,607	48,502	23,019	1972
Richmond Town Square	Richmond Heights (Cleveland), OH	—	2,600	12,112	—	55,979	2,600	68,091	70,691	49,129	1966
River Oaks Center	Calumet City (Chicago), IL	—	30,560	101,224	—	12,187	30,560	113,411	143,971	52,256	1997 (4)
Rockaway Townsquare	Rockaway (New York), NJ	—	41,918	212,257	—	39,672	41,918	251,929	293,847	97,163	1998 (4)
Rolling Oaks Mall	San Antonio, TX	—	1,929	38,609	—	13,768	1,929	52,377	54,306	30,420	1988
Roosevelt Field	Garden City (New York), NY	—	163,160	702,008	48	48,594	163,208	750,602	913,810	300,608	1998 (4)
Ross Park Mall	Pittsburgh, PA	—	23,541	90,203	—	85,760	23,541	175,963	199,504	80,243	1986
Rushmore Mall	Rapid City, SD	94,000	18,839	67,364	—	662	18,839	68,026	86,865	4,410	1998 (5)
Santa Rosa Plaza	Santa Rosa, CA	—	10,400	87,864	—	24,670	10,400	112,534	122,934	42,272	1998 (4)
Shops at Riverside, The	Hackensack (New York), NJ	130,000	13,521	238,746	—	2,629	13,521	241,375	254,896	7,283	2007 (4) (5) (6)
South Hills Village	Pittsburgh, PA	—	23,445	125,840	1,472	43,463	24,917	169,303	194,220	63,938	1997 (4)
South Shore Plaza	Braintree (Boston), MA	—	101,200	301,495	—	156,347	101,200	457,842	559,042	148,427	1998 (4)
Southdale Center	Edina (Minneapolis), MN	152,834	43,154	184,967	—	28,426	43,154	213,393	256,547	5,976	2007 (4) (5) (6)
Southern Hills Mall	Sioux City, IA	101,500	15,025	75,984	—	483	15,025	76,467	91,492	4,204	1998 (5)
Southern Park Mall	Youngstown, OH	—	16,982	77,767	97	26,514	17,079	104,281	121,360	49,986	1970
SouthPark	Charlotte, NC	191,933	42,092	188,055	100	169,654	42,192	357,709	399,901	131,496	2002 (4)
Southridge Mall	Greendale (Milwaukee), WI	124,000	12,284	129,411	2,389	14,879	14,673	144,290	158,963	5,067	2007 (4) (5) (6)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
St. Charles Towne Center	Waldorf (Washington, D.C.), MD	—	7,710	52,934	1,180	30,482	8,890	83,416	92,306	44,345	1990
Stanford Shopping Center	Palo Alto (San Francisco), CA	240,000	—	339,537	—	14,593	—	354,130	354,130	100,075	2003 (4)
Summit Mall	Akron, OH	65,000	15,374	51,137	—	45,290	15,374	96,427	111,801	40,458	1965
Sunland Park Mall	El Paso, TX	29,626	2,896	28,900	—	9,462	2,896	38,362	41,258	24,744	1988
Tacoma Mall	Tacoma (Seattle), WA	—	37,803	125,826	—	83,980	37,803	209,806	247,609	84,581	1987
Tippecanoe Mall	Lafayette, IN	—	2,897	8,439	5,517	46,612	8,414	55,051	63,465	36,266	1973
Town Center at Aurora	Aurora (Denver), CO	—	9,959	56,832	6	57,375	9,965	114,207	124,172	54,298	1998 (4)
Town Center at Boca Raton	Boca Raton (Miami), FL	—	64,200	307,317	—	163,508	64,200	470,825	535,025	183,348	1998 (4)
Town Center at Cobb	Kennesaw (Atlanta), GA	200,000	32,355	158,225	—	17,561	32,355	175,786	208,141	72,445	1998 (5)
Towne East Square	Wichita, KS	—	8,525	18,479	4,108	43,045	12,633	61,524	74,157	36,939	1975
Towne West Square	Wichita, KS	49,998	972	21,203	61	13,061	1,033	34,264	35,297	22,329	1980
Treasure Coast Square	Jensen Beach, FL	—	11,124	72,990	3,067	37,072	14,191	110,062	124,253	51,005	1987
Tyrone Square	St. Petersburg (Tampa), FL	—	15,638	120,962	—	32,185	15,638	153,147	168,785	70,132	1972
University Park Mall	Mishawaka, IN	—	16,768	112,158	7,000	53,686	23,768	165,844	189,612	118,204	1996 (4)
Upper Valley Mall	Springfield, OH	44,060	8,421	38,745	—	10,746	8,421	49,491	57,912	23,549	1979
Valle Vista Mall	Harlingen, TX	40,000	1,398	17,159	329	20,701	1,727	37,860	39,587	22,531	1983
Virginia Center Commons	Glen Allen, VA	—	9,764	50,547	4,149	14,528	13,913	65,075	78,988	27,445	1991
Walt Whitman Shops	Huntington Station (New York), NY	118,262	51,700	111,258	3,789	74,283	55,489	185,541	241,030	74,742	1998 (4)
Washington Square	Indianapolis, IN	25,749	6,319	36,495	—	11,673	6,319	48,168	54,487	45,266	1974
West Ridge Mall	Topeka, KS	65,778	5,453	34,132	1,168	23,810	6,621	57,942	64,563	31,382	1988
Westminster Mall	Westminster (Los Angeles), CA	—	43,464	84,709	—	34,387	43,464	119,096	162,560	47,449	1998 (4)
White Oaks Mall	Springfield, IL	50,000	3,024	35,692	2,102	54,921	5,126	90,613	95,739	35,220	1977
Wolfchase Galleria	Memphis, TN	225,000	15,881	128,276	—	11,197	15,881	139,473	155,354	64,214	2002 (4)
Woodland Hills Mall	Tulsa, OK	94,036	34,211	187,123	—	15,645	34,211	202,768	236,979	83,941	2004 (5)
Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	—	3,900	97,059	—	4,771	3,900	101,830	105,730	33,371	2004 (4)
Allen Premium Outlets	Allen (Dallas), TX	—	13,855	43,687	97	13,640	13,952	57,327	71,279	20,626	2004 (4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	—	2,370	24,326	—	3,801	2,370	28,127	30,497	16,611	2004 (4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Birch Run Premium Outlets	Birch Run (Detroit), MI	105,967	11,560	77,856	—	2,185	11,560	80,041	91,601	10,066	2010 (4)
Calhoun Premium Outlets	Calhoun, GA	20,368	1,745	12,529	—	223	1,745	12,752	14,497	3,408	2010 (4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	—	16,670	224,721	482	63,684	17,152	288,405	305,557	76,517	2004 (4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	—	12,890	184,990	96	2,768	12,986	187,758	200,744	49,589	2004 (4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	50,423	3,175	59,863	5,311	3,719	8,486	63,582	72,068	24,339	2004 (4)
Chicago Premium Outlets	Aurora (Chicago), IL	—	659	118,005	—	3,926	659	121,931	122,590	42,486	2004 (4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	—	14,117	71,520	—	4,318	14,117	75,838	89,955	13,306	2008
Clinton Crossing Premium Outlets	Clinton, CT	—	2,060	107,556	1,532	2,340	3,592	109,896	113,488	34,390	2004 (4)
Columbia Gorge Premium Outlets	Troutdale (Portland), OR	—	7,900	16,492	—	2,797	7,900	19,289	27,189	8,939	2004 (4)
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	—	3,440	338,679	—	9,236	3,440	347,915	351,355	87,907	2004 (4)
Edinburgh Premium Outlets	Edinburgh (Indianapolis), IN	—	2,857	47,309	—	12,565	2,857	59,874	62,731	21,592	2004 (4)
Ellenton Premium Outlets	Ellenton (Tampa), FL	104,311	15,807	182,412	—	2,749	15,807	185,161	200,968	25,617	2010 (4)
Folsom Premium Outlets	Folsom (Sacramento), CA	—	9,060	50,281	—	3,751	9,060	54,032	63,092	21,344	2004 (4)
Gaffney Premium Outlets	Gaffney (Greenville/Charlotte), SC	36,964	4,056	32,371	—	1,417	4,056	33,788	37,844	5,084	2010 (4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	—	9,630	194,122	—	6,743	9,630	200,865	210,495	61,503	2004 (4)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	—	9,497	201,586	—	—	9,497	201,586	211,083	1,581	2012
Grove City Premium Outlets	Grove City (Pittsburgh), PA	112,611	6,421	121,880	—	1,049	6,421	122,929	129,350	18,480	2010 (4)
Gulfport Premium Outlets	Gulfport, MS	25,124	—	27,949	—	756	—	28,705	28,705	4,716	2010 (4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington DC), MD	89,037	3,576	85,883	—	355	3,576	86,238	89,814	10,973	2010 (4)
Houston Premium Outlets	Cypress (Houston), TX	—	9,090	69,350	—	47,261	9,090	116,611	125,701	21,868	2007
Jackson Premium Outlets	Jackson (New York), NJ	—	6,413	104,013	3	4,554	6,416	108,567	114,983	28,934	2004 (4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	69,882	15,390	50,979	—	74,770	15,390	125,749	141,139	24,880	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	—	2,800	39,546	—	5,785	2,800	45,331	48,131	13,963	2004 (4)
Kittery Premium Outlets	Kittery, ME	—	11,832	94,994	—	6,525	11,832	101,519	113,351	25,052	2004 (4)
Las Americas Premium Outlets	San Diego, CA	180,000	45,168	251,878	—	5,673	45,168	257,551	302,719	40,325	2007 (4)
Las Vegas Premium Outlets — North	Las Vegas, NV	—	25,435	134,973	16,536	68,054	41,971	203,027	244,998	58,867	2004 (4)
Las Vegas Premium Outlets — South	Las Vegas, NV	—	13,085	160,777	—	22,512	13,085	183,289	196,374	41,640	2004 (4)
Lebanon Premium Outlets	Lebanon (Nashville), TN	15,447	1,758	10,189	—	839	1,758	11,028	12,786	1,955	2010 (4)
Lee Premium Outlets	Lee, MA	50,844	9,167	52,212	—	851	9,167	53,063	62,230	8,290	2010 (4)
Leesburg Corner Premium Outlets	Leesburg (Washington D.C.), VA	—	7,190	162,023	—	3,734	7,190	165,757	172,947	53,590	2004 (4)
Liberty Village Premium Outlets	Flemington (New York), NJ	—	5,670	28,904	—	1,904	5,670	30,808	36,478	14,388	2004 (4)
Lighthouse Place Premium Outlets	Michigan City, IN	—	6,630	94,138	—	7,570	6,630	101,708	108,338	37,036	2004 (4)
Livermore Premium Outlets	Livermore (San Francisco), CA	—	21,925	310,941	—	—	21,925	310,941	332,866	1,401	2012
Merrimack Premium Outlets	Merrimack, NH	—	17,028	118,428	—	—	17,028	118,428	135,456	3,125	2012
Napa Premium Outlets	Napa, CA	—	11,400	45,023	—	2,370	11,400	47,393	58,793	16,094	2004 (4)
North Bend Premium Outlets	North Bend (Seattle), WA	—	2,143	36,197	—	2,498	2,143	38,695	40,838	10,248	2004 (4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	—	4,300	132,325	—	1,903	4,300	134,228	138,528	41,324	2004 (4)
Orlando Premium Outlets — International Dr	Orlando, FL	—	32,727	472,815	—	1,944	32,727	474,759	507,486	44,992	2010 (4)
Orlando Premium Outlets — Vineland Ave	Orlando, FL	—	14,040	304,410	20,808	47,276	34,848	351,686	386,534	85,753	2004 (4)
Osage Beach Premium Outlets	Osage Beach, MO	—	9,460	85,804	—	5,419	9,460	91,223	100,683	30,680	2004 (4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	—	13,322	13,710	—	235	13,322	13,945	27,267	8,466	2004 (4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	—	16,676	105,249	—	15,621	16,676	120,870	137,546	31,542	2006
Pismo Beach Premium Outlets	Pismo Beach, CA	33,850	4,317	19,044	—	962	4,317	20,006	24,323	3,817	2010 (4)
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL — Milwaukee), WI	96,364	16,823	126,686	—	2,477	16,823	129,163	145,986	14,405	2010 (4)
Puerto Rico Premium Outlets	Barceloneta, PR	72,152	20,586	114,021	—	1,577	20,586	115,598	136,184	13,429	2010 (4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	66,150	8,129	61,950	—	1,732	8,129	63,682	71,811	7,454	2010 (4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	—	12,229	41,547	—	33,555	12,229	75,102	87,331	23,300	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	—	14,706	82,252	—	748	14,706	83,000	97,706	28,133	2005
San Marcos Premium Outlets	San Marcos (Austin — San Antonio), TX	142,834	13,180	287,179	—	1,513	13,180	288,692	301,872	27,599	2010 (4)
Seattle Premium Outlets	Tulalip (Seattle), WA	—	—	103,722	—	33,750	—	137,472	137,472	36,061	2004 (4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	—	6,090	57,670	2	8,070	6,092	65,740	71,832	23,677	2004 (4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
The Crossings Premium Outlets	Tannersville, PA	115,000	7,720	172,931	—	10,764	7,720	183,695	191,415	49,419	2004 (4)
Vacaville Premium Outlets	Vacaville, CA	—	9,420	84,850	—	9,299	9,420	94,149	103,569	34,681	2004 (4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	—	22,630	77,316	—	3,977	22,630	81,293	103,923	27,338	2004 (4)
Waterloo Premium Outlets	Waterloo, NY	—	3,230	75,277	—	6,954	3,230	82,231	85,461	29,648	2004 (4)
Williamsburg Premium Outlets	Williamsburg, VA	102,862	10,323	223,789	—	995	10,323	224,784	235,107	21,926	2010 (4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	—	11,110	862,559	1,658	15,264	12,768	877,823	890,591	229,166	2004 (4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	—	4,900	282,031	—	7,897	4,900	289,928	294,828	82,913	2004 (4)
The Mills
Great Mall	Milpitas (San Jose), CA	270,000	70,496	463,101	—	2,611	70,496	465,712	536,208	13,733	2007 (4) (5) (6)
Gurnee Mills	Gurnee (Chicago), IL	321,000	41,133	297,911	—	427	41,133	298,338	339,471	9,121	2007 (4) (5) (6)
Opry Mills	Nashville, TN	383,925	51,000	327,503	—	6,750	51,000	334,253	385,253	9,324	2007 (4) (5) (6)
Potomac Mills	Woodbridge (Washington, D.C.), VA	410,000	61,771	425,370	—	12,577	61,771	437,947	499,718	13,339	2007 (4) (5) (6)
Sawgrass Mills	Sunrise (Miami), FL	820,000	194,002	1,638,612	—	18,484	194,002	1,657,096	1,851,098	46,697	2007 (4) (5) (6)
Community/Lifestyle Centers
ABQ Uptown	Albuquerque, NM	—	6,374	75,333	4,054	2,207	10,428	77,540	87,968	4,440	2011 (4)
Arboretum	Austin, TX	—	7,640	36,774	71	12,434	7,711	49,208	56,919	19,781	1998 (4)
Bloomingdale Court	Bloomingdale (Chicago), IL	25,562	8,422	26,184	—	12,718	8,422	38,902	47,324	20,772	1987

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Charles Towne Square	Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	9,008	1976
Chesapeake Center	Chesapeake (Virginia Beach), VA	—	4,410	11,241	—	—	4,410	11,241	15,651	7,126	1989
Concord Mills Marketplace	Concord (Charlotte), NC	12,492	8,261	21,717	—	—	8,261	21,717	29,978	703	2007 (4) (5) (6)
Countryside Plaza	Countryside (Chicago), IL	—	332	8,507	2,554	9,898	2,886	18,405	21,291	9,558	1977
Dare Centre	Kill Devil Hills, NC	—	—	5,702	—	336	—	6,038	6,038	1,801	2004 (4)
DeKalb Plaza	King of Prussia (Philadelphia), PA	2,530	1,955	3,405	—	1,182	1,955	4,587	6,542	2,284	2003 (4)
Empire East	Sioux Falls, SD	—	3,350	10,552	—	1,151	3,350	11,703	15,053	451	1998 (5)
Forest Plaza	Rockford, IL	18,074	4,132	16,818	453	12,329	4,585	29,147	33,732	13,292	1985
Gateway Centers	Austin, TX	—	24,549	81,437	—	11,282	24,549	92,719	117,268	30,691	2004 (4)
Great Lakes Plaza	Mentor (Cleveland), OH	—	1,028	2,025	—	3,820	1,028	5,845	6,873	2,242	1976
Greenwood Plus	Greenwood (Indianapolis), IN	—	1,129	1,792	—	4,568	1,129	6,360	7,489	3,488	1979
Henderson Square	King of Prussia (Philadelphia), PA	13,632	4,223	15,124	—	838	4,223	15,962	20,185	4,341	2003 (4)
Highland Lakes Center	Orlando, FL	—	7,138	25,284	—	2,118	7,138	27,402	34,540	20,064	1991
Keystone Shoppes	Indianapolis, IN	—	—	4,232	2,118	1,317	2,118	5,549	7,667	2,309	1997 (4)
Lake Plaza	Waukegan (Chicago), IL	—	2,487	6,420	—	1,173	2,487	7,593	10,080	4,271	1986
Lake View Plaza	Orland Park (Chicago), IL	15,618	4,702	17,543	—	13,211	4,702	30,754	35,456	16,390	1986
Lakeline Plaza	Cedar Park (Austin), TX	16,933	5,822	30,875	—	8,913	5,822	39,788	45,610	17,475	1998
Lima Center	Lima, OH	—	1,781	5,151	—	7,850	1,781	13,001	14,782	6,334	1978
Lincoln Crossing	O'Fallon (St. Louis), IL	—	674	2,192	—	845	674	3,037	3,711	1,558	1990
Lincoln Plaza	King of Prussia (Philadelphia), PA	—	—	21,299	—	3,483	—	24,782	24,782	12,071	2003 (4)
MacGregor Village	Cary, NC	—	502	8,897	—	320	502	9,217	9,719	2,264	2004 (4)
Mall of Georgia Crossing	Buford (Atlanta), GA	24,934	9,506	32,892	—	960	9,506	33,852	43,358	15,014	2004 (5)
Markland Plaza	Kokomo, IN	—	206	738	—	6,180	206	6,918	7,124	3,649	1974
Martinsville Plaza	Martinsville, VA	—	—	584	—	461	—	1,045	1,045	818	1967
Matteson Plaza	Matteson (Chicago), IL	—	1,771	9,737	—	3,577	1,771	13,314	15,085	7,640	1988
Muncie Towne Plaza	Muncie, IN	7,039	267	10,509	87	1,836	354	12,345	12,699	5,712	1998
Naples Outlet Center	Naples, FL	16,005	1,514	519	—	14	1,514	533	2,047	300	2010 (4)
New Castle Plaza	New Castle, IN	—	128	1,621	—	1,511	128	3,132	3,260	1,749	1966
North Ridge Plaza	Joliet (Chicago), IL	—	2,831	7,699	—	4,510	2,831	12,209	15,040	6,454	1985
North Ridge Shopping Center	Raleigh, NC	12,500	385	12,838	—	1,075	385	13,913	14,298	3,388	2004 (4)

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Northwood Plaza	Fort Wayne, IN	—	148	1,414	—	1,990	148	3,404	3,552	2,192	1974
Palms Crossing	McAllen, TX	37,747	13,496	45,925	—	9,252	13,496	55,177	68,673	13,279	2006
Regency Plaza	St. Charles (St. Louis), MO	—	616	4,963	—	582	616	5,545	6,161	2,987	1988
Richardson Square	Richardson (Dallas), TX	—	6,285	—	990	15,137	7,275	15,137	22,412	2,601	1977
Rockaway Commons	Rockaway (New York), NJ	—	5,149	26,435	—	8,289	5,149	34,724	39,873	10,859	1998 (4)
Rockaway Town Plaza	Rockaway (New York), NJ	—	—	18,698	2,225	3,089	2,225	21,787	24,012	5,380	2004
Shops at Arbor Walk, The	Austin, TX	42,662	930	42,546	—	4,871	930	47,417	48,347	10,709	2005
Shops at North East Mall, The	Hurst (Dallas), TX	—	12,541	28,177	402	4,770	12,943	32,947	45,890	17,475	1999
St. Charles Towne Plaza	Waldorf (Washington, D.C.), MD	—	8,377	18,993	—	3,952	8,377	22,945	31,322	12,341	1987
Terrace at the Florida Mall	Orlando, FL	—	2,150	7,623	—	5,457	2,150	13,080	15,230	6,546	1989
Tippecanoe Plaza	Lafayette, IN	—	—	745	234	5,231	234	5,976	6,210	3,639	1974
University Center	Mishawaka, IN	—	3,071	7,413	—	1,954	3,071	9,367	12,438	8,398	1980
Washington Plaza	Indianapolis, IN	—	941	1,697	—	1,220	941	2,917	3,858	2,615	1976
Waterford Lakes Town Center	Orlando, FL	—	8,679	72,836	—	15,723	8,679	88,559	97,238	43,632	1999
West Ridge Plaza	Topeka, KS	—	1,376	4,560	—	2,380	1,376	6,940	8,316	3,571	1988
White Oaks Plaza	Springfield, IL	14,079	3,169	14,267	—	4,140	3,169	18,407	21,576	8,916	1986
Wolf Ranch Town Center	Georgetown (Austin), TX	—	21,403	51,547	—	10,847	21,403	62,394	83,797	16,969	2004
Other Properties
Factory Stores of America — Lebanon	Lebanon, MO	—	24	214	—	41	24	255	279	222	2004 (4)
Florida Keys Outlet Center	Florida City, FL	10,645	1,560	1,748	—	863	1,560	2,611	4,171	759	2010 (4)
Huntley Outlet Center	Huntley, IL	29,776	3,495	2,027	—	273	3,495	2,300	5,795	503	2010 (4)
Outlet Marketplace	Orlando, FL	—	3,367	1,557	—	92	3,367	1,649	5,016	550	2010 (4)
The Shoppes at Branson Meadows	Branson, MO	—	—	5,205	—	640	—	5,845	5,845	2,149	2004 (4)
Development Projects
Phoenix Premium Outlet	Chandler (Phoenix), AZ	—	—	19,315	—	—	—	19,315	19,315	—
Other pre-development costs		—	115,220	66,662	—	—	115,220	66,662	181,882	1,822
Other		—	2,614	9,343	—	908	2,614	10,251	12,865	1,989

		$8,018,252	3,486,463	$24,763,596	$250,419	$5,423,899	$3,736,882	$30,187,495	$33,924,377	$8,836,695

Simon Property Group, Inc. and Subsidiaries

Notes to Schedule III as of December 31, 2012

(Dollars in thousands)

(1) Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Balance, beginning of year	$29,333,330	$27,192,223	$25,023,715
Acquisitions and consolidations (5)	4,438,848	2,068,452	2,200,102
Improvements	833,083	552,455	273,255
Disposals and deconsolidations	(680,884)	(479,800)	(304,849)

Balance, close of year	$33,924,377	$29,333,330	$27,192,223

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2012 was $27,028,879. We utilize bonus depreciation for tax purposes when available.

(2) Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Balance, beginning of year	$8,148,170	$7,485,821	$6,806,670
Depreciation expense	1,069,607	906,554	874,450
Disposals and deconsolidations	(381,082)	(244,205)	(195,299)

Balance, close of year	$8,836,695	$8,148,170	$7,485,821

            Depreciation of our investment in buildings and improvements reflected in the consolidated statements of operations and comprehensive income is calculated over the estimated original lives of the assets as noted below.

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

(4)
Not developed/constructed by us or our predecessors. The date of construction represents the initial acquisition date for assets in which we have acquired multiple interests.

(5)
Initial cost for these properties is the cost at the date of consolidation for properties previously accounted for under the equity method of accounting.

(6)
Amounts represent preliminary purchase price allocation and are subject to change upon finalization.

(7)
Encumbrances represent face amount of mortgage debt and exclude any premiums or discounts.

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

10.3

Registration Rights Agreement, dated as of September 24, 1998, by and among the Registrant and the persons named therein (incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed October 9, 1998).

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

10.6*	Simon Property Group, L.P. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 21, 2012).
10.7*	Form of Nonqualified Stock Option Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant's 2004 Form 10-K).
10.8*

Form of Performance-Based Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Registrant's 2006 Form 10-K).

10.9*

Form of Non-Employee Director Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant's 2004 Form 10-K).

10.10*

Employment Agreement among Richard S. Sokolov, the Registrant, and Simon Property Group Administrative Services Partnership, L.P. dated January 1, 2007 (incorporated by reference to Exhibit 10.12 of the Registrant's 2007 Form 10-K).

10.11*

Employment Agreement between the Registrant and David Simon effective as of July 6, 2011 (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on July 7, 2011).

10.12*	Non-Qualified Deferred Compensation Plan dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009).
10.13*

Amendment — 2008 Performance Based-Restricted Stock Agreement dated as of March 6, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009).

10.14	$4,000,000,000 Credit Agreement dated as of October 5, 2011 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed October 7, 2011).
10.15	$2,000,000,000 Credit Agreement dated as of June 1, 2012 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed June 4, 2012).
10.16*

Form of Series 2010 LTIP Unit (Three Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 19, 2010).

10.17*

Form of Series 2010 LTIP Unit (Two Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 19, 2010).

10.18*

Form of Series 2010 LTIP Unit (One Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed March 19, 2010).

10.19*	Simon Property Group Series CEO LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on July 7, 2011).

Exhibits
10.20*	Form of Simon Property Group Series 2011 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed on July 7, 2011).
10.21*	First Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement dated as of December 13, 2011.
10.22*	Form of Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed May 8, 2012).
12.1	Statement regarding computation of ratios.
13.1

Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements of the Registrant as contained in the Registrant's 2012 Annual Report to Stockholders.

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
101

The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements.

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.