Form 10-Q
period 2013-03-31
SIMON PROPERTY GROUP INC /DE/
filed 2013-05-08
CIK 1063761

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, Simon Property Group, Inc. had 310,039,871 shares of common stock, par value $0.0001 per share and 8,000 shares of Class B common stock, par value $0.0001 per share outstanding.

Simon Property Group, Inc. and Subsidiaries

Form 10-Q

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	March 31, 2013	December 31, 2012
ASSETS:
Investment properties at cost	$34,386,654	$34,252,521
Less — accumulated depreciation	9,297,731	9,068,388

	25,088,923	25,184,133
Cash and cash equivalents	829,966	1,184,518
Tenant receivables and accrued revenue, net	454,110	521,301
Investment in unconsolidated entities, at equity	2,001,506	2,108,966
Investment in Klépierre, at equity	1,991,533	2,016,954
Deferred costs and other assets	1,520,085	1,570,734

Total assets	$31,886,123	$32,586,606

LIABILITIES:
Mortgages and unsecured indebtedness	$22,572,615	$23,113,007
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,231,298	1,374,172
Cash distributions and losses in partnerships and joint ventures, at equity	825,220	724,744
Other liabilities	246,300	303,588

Total liabilities	24,875,433	25,515,511

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	187,411	178,006
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	44,636	44,719
Common stock, $0.0001 par value, 511,990,000 shares authorized, 313,793,178 and 313,658,419 issued and outstanding, respectively	31	31
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,182,789	9,175,724
Accumulated deficit	(3,164,876)	(3,083,190)
Accumulated other comprehensive loss	(82,734)	(90,900)
Common stock held in treasury at cost, 3,753,307 and 3,762,595 shares, respectively	(134,320)	(135,781)

Total stockholders' equity	5,845,526	5,910,603
Noncontrolling interests	977,753	982,486

Total equity	6,823,279	6,893,089

Total liabilities and equity	$31,886,123	$32,586,606

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2013	2012
REVENUE:
Minimum rent	$777,907	$702,098
Overage rent	37,699	27,680
Tenant reimbursements	338,969	306,388
Management fees and other revenues	29,729	32,287
Other income	30,754	50,516

Total revenue	1,215,058	1,118,969

EXPENSES:
Property operating	109,910	104,740
Depreciation and amortization	316,633	285,109
Real estate taxes	109,705	98,702
Repairs and maintenance	29,725	25,641
Advertising and promotion	21,259	21,098
Provision for credit losses	2,734	3,545
Home and regional office costs	34,894	32,858
General and administrative	14,509	13,889
Other	18,000	16,666

Total operating expenses	657,369	602,248

OPERATING INCOME	557,689	516,721
Interest expense	(285,026)	(258,079)
Income and other taxes	(13,193)	(2,003)
Income from unconsolidated entities	54,231	30,353
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	20,767	494,837

CONSOLIDATED NET INCOME	334,468	781,829
Net income attributable to noncontrolling interests	50,496	135,585
Preferred dividends	834	834

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$283,138	$645,410

BASIC EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$0.91	$2.18

DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$0.91	$2.18

Consolidated Net Income	$334,468	$781,829
Unrealized gain on derivative hedge agreements	7,070	11,692
Net loss reclassified from accumulated other comprehensive income into earnings	1,511	5,115
Currency translation adjustments	1,048	43,941
Changes in available-for-sale securities and other	(184)	24,535

Comprehensive income	343,913	867,112
Comprehensive income attributable to noncontrolling interests	51,776	150,325

Comprehensive income attributable to common stockholders	$292,137	$716,787

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$334,468	$781,829
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	321,974	298,502
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(20,767)	(494,837)
Straight-line rent	(10,596)	(7,427)
Equity in income of unconsolidated entities	(54,231)	(30,353)
Distributions of income from unconsolidated entities	43,247	27,887
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	77,923	77,613
Deferred costs and other assets	(22,212)	(71,948)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(119,293)	(8,312)

Net cash provided by operating activities	550,513	572,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(51,564)	(3,618,399)
Funding of loans to related parties	(18,399)	—
Repayments of loans to related parties	—	92,600
Capital expenditures, net	(199,906)	(124,248)
Cash from acquisitions and cash impact from the consolidation and deconsolidation of properties	—	91,170
Net proceeds from sale of assets	73,209	375,838
Investments in unconsolidated entities	(15,669)	(61,744)
Purchase of marketable and non-marketable securities	—	(7,245)
Proceeds from sale of marketable and non-marketable securities	1,376	—
Distributions of capital from unconsolidated entities and other	198,726	76,721

Net cash used in investing activities	(12,227)	(3,175,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	121	1,214,086
Distributions to noncontrolling interest holders in properties	(2,046)	(5,110)
Preferred distributions of the Operating Partnership	(479)	(479)
Preferred dividends and distributions to stockholders	(357,374)	(280,034)
Distributions to limited partners	(59,766)	(57,907)
Proceeds from issuance of debt, net of transaction costs	642,698	4,056,144
Repayments of debt	(1,115,992)	(2,242,448)

Net cash (used in) provided by financing activities	(892,838)	2,684,252

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(354,552)	81,899
CASH AND CASH EQUIVALENTS, beginning of period	1,184,518	798,650

CASH AND CASH EQUIVALENTS, end of period	$829,966	$880,549

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except share and per share amounts and where indicated in millions or billions)

1.    Organization

            Simon Property Group, Inc., or Simon Property, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income. Simon Property Group, L.P., or the Operating Partnership, is our majority-owned partnership subsidiary that owns all of our real estate properties and other assets. In these condensed notes to the unaudited consolidated financial statements, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership, and its subsidiaries.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of March 31, 2013, we owned or held an interest in 313 income-producing properties in the United States, which consisted of 160 malls, 63 Premium Outlets, 64 community/lifestyle centers, 13 Mills, and 13 other shopping centers or outlet centers in 38 states and Puerto Rico. Internationally, as of March 31, 2013, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, as of March 31, 2013, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

2.    Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year.

            These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2012 Annual Report on Form 10-K.

            As of March 31, 2013, we consolidated 220 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 87 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 71 of the 87 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Malaysia, and Mexico comprise 12 of the remaining 16 properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner.

            Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests held by limited partners, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to third parties and to us based on the partners' respective weighted average ownership interests in the Operating Partnership. Net operating results of the Operating Partnership attributable to third parties are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in the Operating Partnership was 85.6% and 82.9% for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, our ownership interest in the Operating Partnership was 85.6%. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in the Operating Partnership.

  Reclassifications

            We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2013 presentation. These reclassifications had no impact on previously reported net income attributable to common stockholders or earnings per share.

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

  Marketable and Non-Marketable Securities

            Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available-for-sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by an investment property that has been sold.

            The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment charge is recorded and a new cost basis is established. Subsequent changes are then recognized through other comprehensive income (loss) unless another other-than-temporary impairment is deemed to have occurred. Net unrealized gains recorded in accumulated other comprehensive income (loss) as of March 31, 2013 and December 31, 2012 were approximately $2.4 million and $2.6 million, respectively, which represent the valuation and related currency adjustments for our marketable securities.

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

            At March 31, 2013 and December 31, 2012, we also had investments of $17.2 million and $24.9 million, respectively, which must be used to fund the debt service requirements of mortgage debt related to an investment property that we sold. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

            At March 31, 2013 and December 31, 2012, we had investments of $98.9 million in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no adjustment in the carrying value was required.

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

            During 2012, we had investments in three mortgage and mezzanine loans that were repaid in their entirety during 2012. For the three months ended March 31, 2012, we earned $3.1 million in interest income on these loans.

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

            We hold marketable securities that totaled $167.8 million and $170.2 million at March 31, 2013 and December 31, 2012, respectively, and are primarily considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $1.2 million and $1.5 million at March 31, 2013 and December 31, 2012, respectively, and a gross asset value of $11.2 million and $3.0 million at March 31, 2013 and December 31, 2012, respectively. We also have interest rate cap agreements with nominal values.

            Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs. Note 5 includes a discussion of the fair values recorded in purchase accounting and impairment, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment include our estimations of net operating results of the property, capitalization rates and discount rates.

  Noncontrolling Interests and Temporary Equity

            Details of the carrying amount of our noncontrolling interests are as follows:

	As of March 31, 2013	As of December 31, 2012
Limited partners' interests in the Operating Partnership	$978,684	$983,363
Nonredeemable noncontrolling deficit interests in properties, net	(931)	(877)

Total noncontrolling interests reflected in equity	$977,753	$982,486

            The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity within limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheets. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit. There are no noncontrolling interests redeemable at amounts in excess of fair value.

            Net income attributable to noncontrolling interests (which includes nonredeemable noncontrolling interests in consolidated properties, limited partners' interests in the Operating Partnership, redeemable noncontrolling interests in consolidated properties and preferred distributions payable by the Operating Partnership on its outstanding preferred units) is a component of consolidated net income. In addition, the individual components of other comprehensive income (loss) are presented in the aggregate for both controlling and noncontrolling interests, with the portion attributable to noncontrolling interests deducted from comprehensive income attributable to common stockholders.

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended March 31,
	2013	2012
Noncontrolling interests, beginning of period	$982,486	$894,622
Net Income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	47,559	133,010
Distributions to noncontrolling interest holders	(59,825)	(58,098)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized gain on derivative hedge agreements	959	2,401
Net loss reclassified from accumulated other comprehensive loss into earnings	218	858
Currency translation adjustments	127	7,523
Changes in available-for-sale securities and other	(25)	3,958

	1,279	14,740

Adjustment to limited partners' interest from (decreased) increased ownership in the Operating Partnership	(2,647)	163,845
Units exchanged for common shares	(2,521)	(1,418)
Purchase of noncontrolling interests and other	11,422	68,927

Noncontrolling interests, end of period	$977,753	$1,215,628

  Accumulated Other Comprehensive Income (Loss)

            The changes in accumulated other comprehensive income (loss) net of noncontrolling interest by component consisted of the following as of March 31:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains on marketable securities	Total
Beginning balance	$(26,220)	$(66,917)	$2,237	$(90,900)
Other comprehensive (loss) income before reclassifications	921	6,111	(159)	6,873
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,293	—	1,293

Net current-period other comprehensive income (loss)	921	7,404	(159)	8,166

Ending balance	$(25,299)	$(59,513)	$2,078	$(82,734)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of March 31:

Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Accumulated derivative losses, net
	$(1,511)	Interest expense
	218	Net income attributable to noncontrolling interests

$(1,293)

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

            As of March 31, 2013, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	$93.2 million
Interest Rate Caps	6	$441.4 million

            The carrying value of our interest rate swap agreements, at fair value, is a liability balance of $1.2 million and $1.5 million at March 31, 2013 and December 31, 2012, respectively, and is included in other liabilities. The interest rate cap agreements were of nominal value at March 31, 2013 and December 31, 2012 and we generally do not apply hedge accounting to these arrangements.

            We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥3.2 billion remains as of March 31, 2013 for all forward contracts that we expect to receive through January 5, 2015. The March 31, 2013 asset balance related to these forward contracts was $6.0 million and is included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            In the first quarter of 2013, we entered into a Euro:USD forward contract with a €75.0 million notional value maturing on April 30, 2013 which we designated as a net investment hedge. The March 31, 2013 asset balance related to this forward was $5.2 million and is included in deferred costs and other assets. We apply hedge accounting and the change in fair value for this forward contract is reported in other comprehensive income. Changes in the value of this forward contract are offset by changes in the underlying hedged Euro-denominated investment.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $69.6 million and $78.1 million as of March 31, 2013 and December 31, 2012, respectively.

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

	For the Three Months Ended March 31,
	2013	2012
Net Income available to Common Stockholders — Basic and Diluted	$283,138	$645,410

Weighted Average Shares Outstanding — Basic	309,986,506	295,693,410
Effect of stock options	203	1,110

Weighted Average Shares Outstanding — Diluted	309,986,709	295,694,520

            For the three months ended March 31, 2013, potentially dilutive securities include stock options, units that are exchangeable for common stock and long-term incentive performance, or LTIP, units granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. The only securities that had a dilutive effect for the three months ended March 31, 2013 and 2012 were stock options. We accrue dividends when they are declared.

5.    Investment in Unconsolidated Entities

  Real Estate Joint Ventures and Investments

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held joint venture ownership interests in 75 properties in the United States as of March 31, 2013 and 78 properties as of December 31, 2012. At March 31, 2013 and December 31, 2012, we also held interests in eight joint venture properties in Japan, two joint venture properties in South Korea, one joint venture property in Mexico, and one joint venture property in Malaysia. We account for these joint venture properties using the equity method of accounting. As discussed below, on January 9, 2012, we sold our interest in Gallerie Commerciali Italia, S.p.A,, or GCI, which at the time owned 45 properties located in Italy. On March 14, 2012, we purchased a 28.7% equity stake in Klépierre. On May 21, 2012, Klépierre paid a dividend, which we elected to receive in additional shares, resulting in an increase in our ownership to approximately 28.9%.

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

  Unconsolidated Property Transactions

            On December 31, 2012, we formed a joint venture with Institutional Mall Investors, or IMI, to own and operate The Shops at Mission Viejo in the Los Angeles suburb of Mission Viejo, California, and Woodfield Mall in the Chicago suburb of Schaumburg, Illinois. We and IMI each own a noncontrolling 50% interest in Woodfield Mall and we own a noncontrolling 51% interest in The Shops at Mission Viejo and IMI owns the remaining 49%. Prior to the formation of the joint venture, we owned 100% of The Shops at Mission Viejo and IMI owned 100% of Woodfield Mall. No gain was recorded as the transaction was recorded based on the carryover basis of our previous investment. Woodfield Mall is encumbered by a $425 million mortgage loan which matures in March of 2024 and bears interest at 4.5%. In January 2013, the joint venture closed a $295 million mortgage on the Shops at Mission Viejo which bears interest at 3.61% and matures in February of 2023. The proceeds from the financing were distributed to the venture partners and, as a result, we received a distribution of $149.7 million.

            On March 22, 2012, we acquired, through an acquisition of substantially all of the assets of The Mills Limited Partnership, or TMLP, additional interests in 26 properties, or the Mills transaction. The transaction resulted in additional interests in 16 of the properties which remain unconsolidated, the consolidation of nine previously unconsolidated properties and the purchase of the remaining noncontrolling interest in a previously consolidated property. The transaction was valued at $1.5 billion, which included repayment of the remaining $562.1 million balance on TMLP's senior loan facility, and retirement of $100.0 million of TMLP's trust preferred securities. In connection with the transaction, our $558.4 million loan to SPG-FCM Ventures, LLC, or SPG-FCM, was extinguished on a non-cash basis. We consolidated $2.6 billion in additional property-level mortgage debt in connection with this transaction. This property-level mortgage debt was previously presented as debt of our unconsolidated entities. We and our joint venture partner had equal ownership in these properties prior to the transaction.

            The consolidation of the previously unconsolidated properties resulted in a remeasurement of our previously held interests in these nine newly consolidated properties to fair value and recognition of a corresponding non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million for the excess of carrying value of our remaining investment in SPG-FCM over its estimated fair value. The gain on the transaction and impairment charge are included in gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. The assets and liabilities of the newly consolidated properties acquired in the Mills transaction have been reflected at their estimated fair value at the acquisition date.

            We recorded our acquisition of the interests in the nine newly consolidated properties using the acquisition method of accounting. Tangible and intangible assets and liabilities were established based on their fair values at the date of acquisition. The results of operations of the newly consolidated properties have been included in our consolidated results from the date of acquisition. The purchase price allocations were finalized during the first quarter of 2013. No significant adjustments were made to the previously reported purchase price allocations.

            On January 6, 2012, we paid $50.0 million to acquire an additional interest in Del Amo Fashion Center, increasing our interest in the property to 50%.

  Loan to SPG-FCM

            As discussed above, our loan to SPG-FCM was extinguished in the Mills transaction. During the three month period ended March 31, 2012, we recorded approximately $2.0 million in interest income (net of inter-entity eliminations) related to this loan.

  European Investments

            At March 31, 2013, we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $39.16 per share. At the date of purchase on March 14, 2012, our excess investment in Klépierre was approximately $1.2 billion which we have allocated to the underlying investment property, other assets and liabilities based on estimated fair value. Our share of net income, net of amortization of our excess investment, was $9.5 million for the three months ended March 31, 2013. Our share of the results of Klépierre for the three months ended March 31, 2012 was immaterial. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $364.8 million, $157.4 million and $44.3 million, respectively, for the three months ended March 31, 2013.

            On January 9, 2012, we sold our entire ownership interest in GCI to our venture partner, Auchan S.A. The aggregate cash we received was $375.8 million, and we recognized a gain on the sale of $28.8 million. Our investment carrying value included $39.5 million of accumulated losses related to currency translation and net investment hedge accumulated balances, which had been recorded in accumulated other comprehensive income (loss).

  Asian Joint Ventures

            We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $292.0 million and $314.2 million as of March 31, 2013 and December 31, 2012, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $64.4 million and $62.9 million as of March 31, 2013 and December 31, 2012, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our investments in joint ventures and share of income from such joint ventures, excluding Klépierre, follows. We acquired additional controlling interests in nine properties in the Mills transaction on March 22, 2012. These previously unconsolidated properties became consolidated properties as of their acquisition date. Finally, during 2012, we disposed of our joint venture interests in one mall and three non-core retail properties. The results of operations of the properties for all of these 2012 transactions are classified as loss from operations of discontinued joint venture interests in the accompanying joint venture statements of operations. Balance sheet information for the joint ventures is as follows:

	March 31, 2013	December 31, 2012
BALANCE SHEETS
Assets:
Investment properties, at cost	$14,534,275	$14,607,291
Less — accumulated depreciation	4,950,896	4,926,511

	9,583,379	9,680,780
Cash and cash equivalents	492,445	619,546
Tenant receivables and accrued revenue, net	208,080	252,774
Investment in unconsolidated entities, at equity	39,274	39,589
Deferred costs and other assets	359,548	438,399

Total assets	$10,682,726	$11,031,088

Liabilities and Partners' Deficit:
Mortgages and other indebtedness	$11,868,575	$11,584,863
Accounts payable, accrued expenses, intangibles, and deferred revenue	538,672	672,483
Other liabilities	350,738	447,132

Total liabilities	12,757,985	12,704,478
Preferred units	67,450	67,450
Partners' deficit	(2,142,709)	(1,740,840)

Total liabilities and partners' deficit	$10,682,726	$11,031,088

Our Share of:
Partners' deficit	$(969,136)	$(799,911)
Add: Excess Investment	2,145,422	2,184,133

Our net Investment in unconsolidated entities, at equity	$1,176,286	$1,384,222

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

	For the Three Months Ended March 31,
	2013	2012
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$394,153	$357,977
Overage rent	47,767	48,556
Tenant reimbursements	184,399	166,530
Other income	42,074	50,336

Total revenue	668,393	623,399
Operating Expenses:
Property operating	115,869	114,833
Depreciation and amortization	127,686	126,977
Real estate taxes	54,706	45,100
Repairs and maintenance	16,164	14,424
Advertising and promotion	15,921	15,206
Provision for credit losses	1,245	1,192
Other	35,682	53,496

Total operating expenses	367,273	371,228

Operating Income	301,120	252,171
Interest expense	(147,486)	(153,711)

Income from Continuing Operations	153,634	98,460
Loss from operations of discontinued joint venture interests	(320)	(13,511)

Net Income	$153,314	$84,949

Third-Party Investors' Share of Net Income	$83,766	$40,012

Our Share of Net Income	69,548	44,937
Amortization of Excess Investment	(24,829)	(14,584)

Income from Unconsolidated Entities	$44,719	$30,353

            Our share of income from unconsolidated entities in the above table, aggregated with our share of the results of Klépierre, is presented in Income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.

6.    Debt

  Unsecured Debt

            At March 31, 2013, our unsecured debt consisted of $13.0 billion of senior unsecured notes of the Operating Partnership, $1.2 billion outstanding under our $4.0 billion unsecured revolving credit facility, or Credit Facility, $236.1 million outstanding under our $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and $240.0 million outstanding under an unsecured term loan. The entire balance on the Credit Facility at March 31, 2013 consisted of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

            On March 31, 2013, we had an aggregate available borrowing capacity of $4.6 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the three months ended March 31, 2013 was $1.6 billion and the weighted average outstanding balance was $1.5 billion. Letters of credit of $45.1 million were outstanding under the two credit facilities as of March 31, 2013.

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

            The Supplemental Facility's borrowing capacity of $2.0 billion can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. The base interest rate on the Supplemental Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings.

            During the three months ended March 31, 2013, we redeemed at par or repaid at maturity $429.5 million of senior unsecured notes with fixed rates ranging from 5.30% to 6.00% with cash on hand. In addition, we repaid a $240.0 million mortgage loan with the proceeds from a $240.0 million unsecured term loan. The term loan has a capacity of up to $300.0 million, bears interest at LIBOR plus 110 basis points and matures on February 28, 2016 with two available one-year extension options.

  Secured Debt

            Total secured indebtedness was $7.9 billion and $8.0 billion at March 31, 2013 and December 31, 2012, respectively.

  Covenants

            Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2013, we are in compliance with all covenants of our unsecured debt.

            At March 31, 2013, we or our subsidiaries are the borrowers under 78 non-recourse mortgage notes secured by mortgages on 78 properties, including seven separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 27 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2013, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness was $20.8 billion and $21.0 billion as of March 31, 2013 and December 31, 2012, respectively. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
Fair value of fixed-rate mortgages and unsecured indebtedness	$23,055	$23,373
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.22%	3.24%

7.    Equity

            During the three months ended March 31, 2013, we issued 133,192 shares of common stock to six limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.

  Stock Based Compensation

            Awards under our stock based compensation plans primarily take the form of LTIP units and restricted stock grants made under The Simon Property Group, L.P. 1998 Stock Incentive Plan, or the Plan. These awards are all performance based and are based on various corporate and business unit performance measures as further described below. In the aggregate, we recorded compensation expense, net of capitalization, related to these stock based compensation arrangements of approximately $13.2 million and $11.7 million for the three months ended March 31, 2013 and 2012, respectively, which is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.

            LTIP Programs.    On March 16, 2010, the Compensation Committee of our Board of Directors, or the Compensation Committee, approved three long-term, performance based incentive compensation programs, or the 2010 LTIP programs, for certain senior executive officers. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which, applicable total shareholder return, or TSR, performance measures, are achieved during the performance period. Once earned, LTIP units will become the equivalent of units only after a two year service-based vesting period, beginning after the end of the performance period. Awarded LTIP units not earned are forfeited. During the performance period, participants are entitled to receive on the LTIP units awarded to them distributions equal to 10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP units as participating securities under the two-class method of computing earnings per share. The 2010 LTIP programs had one, two and three year performance periods, which ended on December 31, 2010, 2011 and 2012, respectively.

            In the first quarter of 2011, the Compensation Committee determined the extent to which the performance measures had been achieved and 133,673 LTIP units were earned under the one-year 2010 LTIP program and, pursuant to the award agreements, vested in two equal installments in 2012 and 2013. In the first quarter of 2012, the Compensation Committee determined the extent to which the performance measures had been achieved and 337,006 LTIP units were earned under the two-year 2010 LTIP program and, pursuant to the award agreements, will vest in two equal installments in 2013 and 2014. In the first quarter of 2013, the Compensation Committee determined the extent to which the performance measures were achieved and 489,654 LTIP units had been earned under the three-year 2010 LTIP program and, pursuant to the award agreements entered into with program participants, the earned LTIP units will vest in two equal installments in 2014 and 2015, subject to the conditions described in those agreements.

            During July 2011, the Compensation Committee approved a new three-year long-term performance based incentive compensation program, or the 2011-2013 LTIP program, and awarded LTIP units to certain senior executive officers. The 2011-2013 LTIP program has a three year performance period ending on December 31, 2013.

            During March 2012, the Compensation Committee approved a three-year long-term performance based incentive compensation program, or the 2012-2014 LTIP program, and awarded LTIP units to certain senior executive officers. The 2012-2014 LTIP program has a three year performance period ending December 31, 2014 and units awarded under that program will be considered earned if, and only to the extent to which, applicable TSR performance measures are achieved during the performance period. One-half of the earned LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates.

            During February 2013, the Compensation Committee approved a three-year long-term performance based incentive compensation program, or the 2013-2015 LTIP program, and awarded LTIP units to certain senior executive officers. The 2013-2015 LTIP program has a three year performance period ending December 31, 2015 and units awarded under that program will be considered earned if, and only to the extent to which, applicable TSR performance measures are achieved during the performance period. One-half of the earned LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates.

            The 2010 LTIP program awards have an aggregate grant date fair value, adjusted for estimated forfeitures, of $7.2 million for the one-year program, $14.8 million for the two-year program and $23.0 million for the three-year program. Both the 2011-2013 LTIP program and 2012-2014 LTIP program have aggregate grant date fair values of $35.0 million, adjusted for estimated forfeitures. The 2013-2015 LTIP program has an aggregate grant date fair value of $33.5 million, adjusted for estimated forfeitures. Grant date fair values were estimated based upon the results of a Monte Carlo model, and the resulting expense will be recorded regardless of whether the TSR performance measures are achieved, if the required service is delivered. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if any, become vested.

            Restricted Stock.    The Compensation Committee awarded 9,288 shares of restricted stock to employees on February 25, 2013 under the Plan, at a fair market value of $157.37 per share. The fair market value of the restricted stock is being recognized as expense over the three-year vesting service period.

            Other Compensation Arrangements.    On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted David Simon, our Chairman and CEO, a retention award in the form of 1,000,000 LTIP units. The award vests in one-third increments on July 5th of 2017, 2018 and 2019, subject to continued employment. The grant date fair value of the retention award was $120.3 million which is being recognized as expense over the eight-year term of his employment agreement on a straight-line basis.

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2013	$44,719	$31	$(90,900)	$9,175,724	$(3,083,190)	$(135,781)	$982,486	$6,893,089
Exchange of limited partner units for common shares				2,521			(2,521)	—
Issuance of limited partner units								—
Other	(83)			1,897	(8,285)	1,461	11,422	6,412
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				2,647			(2,647)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(357,374)		(59,766)	(417,140)
Distributions to other noncontrolling interest partners							(59)	(59)
Comprehensive income, excluding $479 attributable to preferred interests in the Operating Partnership and $2,458 attributable to noncontrolling redeemable interests in properties in temporary equity			8,166		283,973		48,838	340,977

March 31, 2013	$44,636	$31	$(82,734)	$9,182,789	$(3,164,876)	$(134,320)	$977,753	$6,823,279

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

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2013 and December 31, 2012, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $84.3 million and $84.9 million, respectively. Mortgages guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

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

9.    Real Estate Acquisitions and Dispositions

            During the first quarter of 2013, we acquired rights to the remaining interests in three unconsolidated community centers and subsequently disposed of our interests in those properties. Additionally, we disposed of our interest in another community center. The aggregate gain recognized on these transactions was approximately $20.8 million.

            During 2012, we disposed of our interests in nine consolidated retail properties and four unconsolidated retail properties. Our share of the net gain on these disposals was $15.5 million. On May 3, 2012, we sold our interests in two residential apartment buildings located at The Domain in Austin, Texas. Our share of the gain from the sale was $12.4 million.

            On December 31, 2012, as discussed in Note 5, we contributed a wholly-owned property to a newly formed joint venture in exchange for an interest in a property contributed to the same joint venture by our joint venture partner.

            On December 4, 2012, we acquired the remaining 50% noncontrolling equity interests in two previously consolidated outlet properties located in Grand Prairie, Texas and Livermore, California and accordingly, we now own 100% of these properties. We paid consideration of $260.9 million for the additional interest in the properties, 90% of which was paid in cash and 10% of which was satisfied through the issuance of units of the Operating Partnership. In addition, the construction loans we had provided to the properties totaling $162.5 million were extinguished on a non-cash basis. The transaction was accounted for as an equity transaction, as the properties had been previously consolidated.

            On June 4, 2012, we acquired a 50% interest in a 465,000 square foot outlet center located in Destin, Florida for $70.5 million.

            On March 22, 2012, as discussed in Note 5, we acquired, through an acquisition of substantially all of the assets of TMLP, additional interests in 26 of our joint venture properties, in a transaction valued at approximately $1.5 billion.

            On March 14, 2012, as discussed in Note 5, we acquired a 28.7% equity stake in Klépierre for approximately $2.0 billion, including the capitalization of acquisition costs.

            On January 9, 2012, as discussed in Note 5, we sold our entire ownership interest in GCI.

            On January 6, 2012, we paid $50.0 million to acquire an additional interest in Del Amo Fashion Center, thereby increasing our interest to 50%.

            We expense acquisition and potential acquisition costs related to business combinations and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended March 31, 2013 and 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

Overview

            Simon Property Group, Inc., or Simon Property, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income. Simon Property Group, L.P., or the Operating Partnership, is our majority-owned partnership subsidiary that owns all of our real estate properties and other assets. In this discussion, the terms "we", "us" and "our" refer to Simon Property, the Operating Partnership, and its subsidiaries.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of March 31, 2013, we owned or held an interest in 313 income-producing properties in the United States, which consisted of 160 malls, 63 Premium Outlets, 64 community/lifestyle centers, 13 Mills, and 13 other shopping centers or outlet centers in 38 states and Puerto Rico. We have reinstituted redevelopment and expansion initiatives and have renovation and expansion projects, including the addition of anchors and big box tenants, currently underway at 44 properties in the U.S. Internationally, as of March 31, 2013, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, as of March 31, 2013, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

            We generate the majority of our revenues from leases with retail tenants including:

  •
  base minimum rents,

  •
  overage and percentage rents based on tenants' sales volume, and

  •
  recoverable expenditures such as property operating, real estate taxes, repair and maintenance, and advertising and promotional expenditures.

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

            We also grow by generating supplemental revenues from the following activities:

  •
  establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including: payment systems (such as handling fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,

  •
  offering property operating services to our tenants and others, including waste handling and facility services, and the provision of energy services,

  •
  selling or leasing land adjacent to our properties, commonly referred to as "outlots" or "outparcels," and

  •
  generating interest income on cash deposits and investments in loans, including those made to related entities.

            We focus on high quality real estate across the retail real estate spectrum. We expand or renovate properties to enhance profitability and market share of existing assets when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in markets we believe are not adequately served by existing retail outlets.

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

            We consider FFO, net operating income, or NOI, and comparable property NOI (NOI for properties owned and operating in both periods under comparison) to be key measures of operating performance that are not specifically defined by accounting principles generally accepted in the United States, or GAAP. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Reconciliations of these measures to the most comparable GAAP measure are included below in this discussion.

  Results Overview

            Diluted earnings per common share decreased $1.27 during the first three months of 2013 to $0.91 from $2.18 for the same period last year. The decrease in diluted earnings per share was primarily attributable to:

  •
  a 2012 gain due to the acquisition of a controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net of $494.8 million, or $1.39 per diluted share, primarily driven by a non-cash gain of $488.7 million resulting from the remeasurement of our previously held interest to fair value for those properties in which we now have a controlling interest,

  •
  increased interest expense in 2013 as discussed below,

  •
  partially offset by a 2013 gain due to the disposal of all of our interests in four community centers of $20.8 million, or $0.06 per diluted share,

  •
  improved operating performance and core business fundamentals in 2013 and the impact of our acquisition and expansion activity.

            Core business fundamentals during the first three months of 2013 improved compared to the first three months of 2012, primarily driven by higher tenant sales and strong leasing activity. Our share of portfolio NOI grew by 15.3% for the three month period in 2013 over the prior year period. Comparable property NOI also grew 4.8% for our portfolio of U.S. malls and Premium Outlets. Total sales per square foot, or psf, increased 5.3% from $546 psf at March 31, 2012 to $575 psf at March 31, 2013 for theU.S. malls and Premium Outlets. Average base minimum rent for U.S. malls and Premium Outlets increased 3.0% to $41.05 psf as of March 31, 2013, from $39.87 psf as of March 31, 2012. Releasing spreads remained positive in the U.S. malls and Premium Outlets as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $7.00 psf ($59.11 openings compared to $52.11 closings) as of March 31, 2013, representing a 13.4% increase over expiring payments. Ending occupancy for the U.S. malls and Premium Outlets was 94.7% as of March 31, 2013, as compared to 93.6% as of March 31, 2012, an increase of 110 basis points.

            Our effective overall borrowing rate at March 31, 2013 decreased 17 basis points to 5.02% as compared to 5.19% at March 31, 2012. This decrease was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 29 basis points (5.33% at March 31, 2013 as compared to 5.62% at March 31, 2012) combined with a decrease in the effective overall borrowing rate on variable rate debt of 25 basis points (1.22% at March 31, 2013 as compared to 1.47% at March 31, 2012), offset in part by a shift in our debt portfolio to fixed rate debt from variable rate debt (which currently has a lower rate). At March 31, 2013, the weighted average years to maturity of our consolidated indebtedness was 6.0 years as compared to 5.9 years at December 31, 2012. Our financing activities for the three months ended March 31, 2013, included the redemption at par or repayment at maturity of $429.5 million of senior unsecured notes with fixed rates ranging from 5.30% to 6.00% and a repayment of $145.0 million on our $4.0 billion unsecured revolving credit facility, or Credit Facility.

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

	March 31, 2013	March 31, 2012	%/Basis Points Change(1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	94.6%	93.6%	+100 bps
Unconsolidated	95.3%	93.5%	+180 bps
Total Portfolio	94.7%	93.6%	+110 bps
Average Base Minimum Rent per Square Foot
Consolidated	$38.84	$37.86	2.6%
Unconsolidated	$49.00	$47.93	2.2%
Total Portfolio	$41.05	$39.87	3.0%
Total Sales per Square Foot
Consolidated	$556	$529	5.1%
Unconsolidated	$658	$630	4.4%
Total Portfolio	$575	$546	5.3%
The Mills:
Ending Occupancy	97.3%	96.5%	+80 bps
Average Base Minimum Rent per Square Foot	$22.81	$21.93	4.0%
Total Sales per Square Foot	$516	$491	5.1%
Community/Lifestyle Centers:
Ending Occupancy	93.9%	93.1%	+80 bps
Average Base Minimum Rent per Square Foot	$14.33	$13.78	4.0%

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

  Current Leasing Activities

            During the three months ended March 31, 2013, we signed 233 new leases and 446 renewal leases with a fixed minimum rent (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing and relocation) across our U.S. malls and Premium Outlets portfolio, comprising approximately 1.9 million square feet of which 1.4 million square feet related to consolidated properties. During the comparable period in 2012, we signed 276 new leases and 517 renewal leases, comprising approximately 2.7 million square feet of which 2 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $43.71 psf in 2013 and $40.80 psf in 2012 with an average tenant allowance on new leases of $40.30 psf and $44.86 psf, respectively.

  International Property Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31, 2013	March 31, 2012	%/Basis point Change
Ending Occupancy	99.4%	99.9%	-50 bps
Total Sales per Square Foot	¥89,298	¥89,875	-0.64%
Average Base Minimum Rent per Square Foot	¥4,808	¥4,828	-0.41%

Results of Operations

            In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  During the first quarter of 2013, we disposed of our interest in one community center.

  •
  During 2012, we disposed of one mall, two community centers and six of our non-core retail properties.

  •
  On December 4, 2012, we acquired the remaining 50% noncontrolling interest in two previously consolidated outlet properties located in Livermore, California, and Grand Prairie, Texas, which opened on November 8, 2012 and August 16, 2012, respectively.

  •
  On June 14, 2012, we opened Merrimack Premium Outlets, a 410,000 square foot outlet center located in Hillsborough County, serving the Greater Boston and Nashua markets.

  •
  On March 29, 2012, Opry Mills re-opened after completion of the restoration of the property following the significant flood damage which occurred in May 2010.

  •
  On March 22, 2012, we acquired; through an acquisition of substantially all of the assets of The Mills Limited Partnership, or TMLP, additional interests in 26 joint venture properties, in a transaction we refer to as the Mills transaction. Nine of these properties became consolidated properties at the acquisition date.

            In addition to the activities discussed above and in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  During the first quarter of 2013, we acquired rights to the remaining interests in three community centers and subsequently disposed of our interests in those properties.

  •
  During 2012, we disposed of our interests in three non-core retail properties and one mall.

  •
  On December 31, 2012, we contributed The Shops at Mission Viejo, a wholly-owned property, to a newly formed joint venture in exchange for an interest in Woodfield Mall, a property contributed to the same joint venture by our joint venture partner.

  •
  On October 19, 2012, we opened Tanger Outlets in Texas City, a 350,000 square foot upscale outlet center located in Texas City, Texas. This new center is a joint venture with Tanger Factory Outlet Centers, Inc. in which we have a 50% noncontrolling interest.

  •
  On June 4, 2012, we acquired a 50% interest in a 465,000 square foot outlet center located in Destin, Florida.

  •
  As discussed above, on March 22, 2012, we acquired additional interests in 26 joint venture properties in the Mills transaction. Of these 26 properties, 16 remain unconsolidated.

  •
  On March 14, 2012, we acquired a 28.7% equity stake in Klépierre. On May 21, 2012, Klépierre paid a dividend, which we elected to receive in additional shares, increasing our ownership to approximately 28.9%.

  •
  On January 9, 2012, we sold our entire ownership interest in Gallerie Commerciali Italia, S.p.A, or GCI, a joint venture which at the time owned 45 properties located in Italy to our venture partner, Auchan S.A.

  •
  On January 6, 2012, we acquired an additional 25% interest in Del Amo Fashion Center.

            For the purposes of the following comparison between the three months ended March 31, 2013 and 2012, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both of the periods under comparison.

  Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

            Minimum rents increased $75.8 million during 2013, of which the property transactions accounted for $54.2 million of the increase. Comparable rents increased $21.6 million, or 3.2%, primarily attributable to a $21.3 million increase in base minimum rents. Overage rents increased $10.0 million, or 36.2%, as a result of the property transactions and an increase in tenant sales in 2013 compared to 2012 at the comparable properties of $6.6 million.

            Tenant reimbursements increased $32.6 million, due to a $22.8 million increase attributable to the property transactions and a $9.8 million, or 3.3%, increase in the comparable properties primarily due to annual increases related to common area maintenance and real estate tax reimbursements.

            Total other income decreased $19.8 million, principally as a result of the following:

  •
  an $8.3 million decrease in interest income related to the repayment of related party loans and loans held for investment,

  •
  a $7.6 million decrease in lease settlement income due to a higher number of terminated leases in the first quarter of 2012,

  •
  a $4.8 million decrease in financing and other fee revenue earned from joint ventures net of eliminations,

  •
  partially offset by a $0.9 million increase of net other activity.

            Depreciation and amortization expense increased $31.5 million primarily due to the additional depreciable assets related to the property transactions.

            Real estate tax expense increased $11.0 million primarily due to an $8.0 million increase related to the property transactions.

            Repairs and maintenance expense increased $4.1 million primarily as a result of increased snow removal costs compared to the prior year period.

            Interest expense increased $26.9 million primarily due to an increase of $20.6 million related to the property transactions. The remainder of the increase resulted from borrowings on the Euro tranche of the Credit Facility, and the issuance of unsecured notes in the first and fourth quarters of 2012. These increases were partially offset by decreased interest expense related to the repayment of $536.2 million of mortgages at 19 properties in 2012, the payoff of $429.5 million of unsecured notes in 2013 and $231.0 million of unsecured notes in 2012, and the repayment of $145.0 million on the US tranche of the Credit Facility in the first quarter of 2013.

            Income and other taxes increased $11.2 million due to withholding taxes on dividends from certain of our international investments and an increase in state income taxes.

            Income from unconsolidated properties increased $23.9 million primarily due to the increase in ownership in the joint venture properties acquired as part of the Mills transaction and the 2012 acquisition of an equity stake in Klépierre, and favorable results of operations from the portfolio of joint venture properties.

            During the first quarter of 2013, we acquired rights to the remaining interests in three unconsolidated community centers and subsequently disposed of those properties. Additionally, we disposed of our interest in another community center. The aggregate gain recognized on these transactions was approximately $20.8 million. During the first quarter of 2012, we disposed of our interest in GCI for a gain of $28.8 million and acquired a controlling interest in nine properties previously accounted for under the equity method in the Mills transaction which resulted in the recognition of a non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million on our remaining investment in SPG-FCM Ventures, LLC, or SPG-FCM, which holds our investment in TMLP, representing the excess of carrying value over the estimated fair value.

            Net income attributable to noncontrolling interests decreased $85.1 million primarily due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

            Because we own primarily long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. We minimize the use of floating rate debt and enter into floating rate to fixed rate interest rate swaps. Floating rate debt currently comprises only 7.5% of our total consolidated debt at March 31, 2013, as adjusted to reflect outstanding interest rate swaps. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $749.2 million during the three months ended March 31, 2013. In addition, the Credit Facility and the $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under each of these facilities can be increased at our sole option as discussed further below.

            Our balance of cash and cash equivalents decreased $354.6 million during the first three months of 2013 to $830.0 million as of March 31, 2013 as further discussed under "Cash Flows" below.

            On March 31, 2013, we had an aggregate available borrowing capacity of $4.6 billion under the Credit Facility and the Supplemental Facility, net of outstanding borrowings of $1.4 billion and letters of credit of $45.1 million. For the three months ended March 31, 2013, the maximum amount outstanding under the Credit Facility and Supplemental Facility was $1.6 billion and the weighted average amount outstanding was $1.5 billion. The weighted average interest rate was 1.06% for the three months ended March 31, 2013.

            We and the Operating Partnership have historically had access to public equity and long term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

            Our business model and status as a REIT requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facility and the Supplemental Facility to address our debt maturities and capital needs through 2013.

  Loan to SPG-FCM

            As discussed in Note 5 to the condensed notes to consolidated financial statements, the loan to SPG-FCM was extinguished in the Mills transaction. During the three month period ended March 31, 2012, we recorded approximately $2.0 million in interest income (net of inter-entity eliminations), related to this loan.

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2013 totaled $749.2 million. In addition, we had net repayments from our debt financing and repayment activities of $473.3 million in 2013. These activities are further discussed below under "Financing and Debt." During the first three months of 2013, we or the Operating Partnership also:

  •
  paid stockholder dividends and unitholder distributions totaling $416.3 million,

  •
  paid preferred stock dividends and preferred unit distributions totaling $1.3 million,

  •
  funded consolidated capital expenditures of $199.9 million (includes development and other costs of $29.2 million, renovation and expansion costs of $108.4 million, and tenant costs and other operational capital expenditures of $62.3 million), and

  •
  funded investments in unconsolidated entities of $15.7 million and loans to related parties of $18.4 million.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and dividends to stockholders necessary to maintain our REIT qualification on a long-term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operating performance and working capital reserves,

  •
  borrowings on our credit facilities,

  •
  additional secured or unsecured debt financing, or

  •
  additional equity raised in the public or private markets.

            We expect to generate positive cash flow from operations in 2013, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our credit facilities, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt

  Unsecured Debt

            At March 31, 2013, our unsecured debt consisted of $13.0 billion of senior unsecured notes of the Operating Partnership, $1.2 billion outstanding under our Credit Facility, $236.1 million outstanding under our Supplemental Facility, and $240.0 million outstanding under an unsecured term loan. The entire balance on the Credit Facility at March 31, 2013 consisted of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

            On March 31, 2013, we had an aggregate available borrowing capacity of $4.6 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the three months ended March 31, 2013 was $1.6 billion and the weighted average outstanding balance was $1.5 billion. Letters of credit of $45.1 million were outstanding under the two credit facilities as of March 31, 2013.

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

            The Supplemental Facility's borrowing capacity of $2.0 billion can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. The base interest rate on the Supplemental Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings.

            During the three months ended March 31, 2013, we redeemed at par or repaid at maturity $429.5 million of senior unsecured notes with fixed rates ranging from 5.30% to 6.00% with cash on hand. In addition, we repaid a $240.0 million mortgage loan with the proceeds from a $240.0 million unsecured term loan. The term loan has a capacity of up to $300.0 million, bears interest at LIBOR plus 110 basis points and matures on February 28, 2016 with two available one-year extension options.

  Secured Debt

            Total secured indebtedness was $7.9 billion and $8.0 billion at March 31, 2013 and December 31, 2012, respectively.

  Covenants

            Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2013, we are in compliance with all covenants of our unsecured debt.

            At March 31, 2013, we or our subsidiaries are the borrowers under 78 non-recourse mortgage notes secured by mortgages on 78 properties, including seven separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 27 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2013, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2013 and December 31, 2012, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of March 31, 2013	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2012	Effective Weighted Average Interest Rate
Fixed Rate	$20,874,701	5.33%	$21,077,358	5.33%
Variable Rate	1,697,914	1.22%	2,035,649	1.40%

	$22,572,615	5.02%	$23,113,007	4.99%

            As of March 31, 2013, we had $93.2 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 3.13% and a weighted average variable receive rate of 2.00% which effectively convert variable rate debt to fixed rate debt.

  Contractual Obligations

            There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2012 Annual Report on Form 10-K.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2013, for the remainder of 2013 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2013	2014-2015	2016-2017	After 2017	Total
Long Term Debt(1)	$130,414	$4,429,746	$8,456,123	$9,502,682	$22,518,965
Interest Payments(2)	$837,274	$1,929,200	$1,251,169	$2,518,682	$6,536,325

(1)
Represents principal maturities only and therefore, excludes net premiums of $53,650.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2013.

  Off-Balance Sheet Arrangements

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2013, the Operating Partnership had guaranteed $84.3 million of joint venture related mortgage indebtedness. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Acquisitions and Dispositions

            Buy-sell, marketing rights, and other exit mechanisms are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. We and our partners in our joint venture properties may initiate these provisions (subject to any applicable lock up or similar restrictions). If we determine it is in our stockholders' best interests for us to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchase without hindering our cash flows, then we may initiate these provisions or elect to buy. If we decide to sell any of our joint venture interests, we expect to use the net proceeds to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

            Acquisitions.    On December 31, 2012, we formed a joint venture with Institutional Mall Investors, or IMI, to own and operate The Shops at Mission Viejo in the Los Angeles suburb of Mission Viejo, California, and Woodfield Mall in the Chicago suburb of Schaumburg, Illinois. As of December 31, 2012, we and IMI each own a noncontrolling 50% interest in Woodfield Mall and we own a noncontrolling 51% interest in The Shops at Mission Viejo and IMI owns the remaining 49%. Prior to the formation of the joint venture, we owned 100% of The Shops at Mission Viejo and IMI owned 100% of Woodfield Mall. No gain was recorded as the transaction was recorded based on the carryover basis of our previous investment. Woodfield Mall is encumbered by a $425 million mortgage loan which matures in March of 2024 and bears interest at 4.5%. In January 2013, the joint venture closed a $295 million mortgage on the Shops at Mission Viejo which bears interest at 3.61% and matures in February of 2023. The proceeds from the financing were distributed to the venture partners and, as a result, we received a distribution of $149.7 million.

            On December 4, 2012, we acquired the remaining 50% noncontrolling equity interest in two previously consolidated outlet properties located in Grand Prairie, Texas, and Livermore, California, and, accordingly, we now own 100% of these properties. We paid consideration of $260.9 million for the additional interest in the properties, 90% of which was paid in cash and 10% of which was satisfied through the issuance of units of the Operating Partnership. In addition, the construction loans we had provided to the properties totaling $162.5 million were extinguished on a non-cash basis. The transaction was accounted for as an equity transaction, as the properties had been previously consolidated.

            On June 4, 2012, we acquired a 50% interest in a 465,000 square foot outlet center located in Destin, Florida for $70.5 million.

            On March 22, 2012, we acquired, through an acquisition of substantially all of the assets of TMLP, additional interests in 26 properties. The transaction resulted in additional interests in 16 of the properties which remain unconsolidated, the consolidation of nine previously unconsolidated properties and the purchase of the remaining noncontrolling interest in a previously consolidated property. The transaction was valued at $1.5 billion, which included repayment of the remaining $562.1 million balance on TMLP's senior loan facility and retirement of $100.0 million of TMLP's trust preferred securities. In connection with the transaction, our $558.4 million loan to SPG-FCM was extinguished on a non-cash basis. We consolidated $2.6 billion in additional property-level mortgage debt in connection with this transaction. The transaction resulted in a remeasurement of our previously held interest in each of these nine newly consolidated properties to fair value and the recognition of a corresponding non-cash gain of approximately $488.7 million.

            On March 14, 2012, we acquired a 28.7% equity stake in Klépierre for approximately $2.0 billion. On May 21, 2012, Klépierre paid a dividend, which we elected to receive in additional shares, increasing our ownership to approximately 28.9%.

            On January 6, 2012, we paid $50.0 million to acquire an additional interest in Del Amo Fashion Center, thereby increasing our interest to 50%.

            Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

            During the first quarter of 2013, we acquired rights to the remaining interests in three unconsolidated community centers and subsequently disposed of those properties. Additionally, we disposed of our interest in another community center. The aggregate gain recognized on these transactions was approximately $20.8 million.

  Development Activity

            New Domestic Development.    On April 4, 2013, we opened Phoenix Premium Outlets in Chandler, Arizona, a 360,000 square foot upscale outlet center. The cost of this new center, in which we have a 100% interest, is $70.7 million. The center was 100% leased at opening.

            On July 11, 2012 we began construction on St. Louis Premium Outlets, a 350,000 square foot project located in Chesterfield, Missouri. We own a 60% noncontrolling interest in this project, which is a joint venture with Woodmont Outlets. This new center is expected to open in August of this year. Our estimated share of the cost of this project is $50.0 million.

            Domestic Expansions and Renovations.    We routinely incur costs related to construction for significant renovation and expansion projects at our properties. We also have reinstituted redevelopment and expansion initiatives which we had previously reduced given the downturn in the economy. Renovation and expansion projects, including the addition of anchors and big box tenants, are underway at 44 properties in the U.S.

            We expect our share of development costs for 2013 related to renovation or expansion initiatives to be approximately $1.0 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 10-12% for all of our new development, expansion and renovation projects.

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2013 will be approximately $120 million, primarily funded through reinvested joint venture cash flow and construction loans.

            The following table describes these new development and expansion projects as well as our share of the estimated total cost as of March 31, 2013 (in millions):

Property	Location	Gross Leasable Area (sqft)	Company's Ownership Percentage	Company's Share of Projected Net Cost (in Local Currency)		Company's Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Shisui Premium Outlets	Shisui (Chiba), Japan	230,000	40%	JPY	3,753	$39.8	Opened April 19, 2013
Toronto Premium Outlets	Halton Hills (Ontario), Canada	360,000	50%	CAD	79.8	$78.5	Aug. - 2013
Busan Premium Outlets	Busan, South Korea	340,000	50%	KRW	83,919	$75.6	Sept. - 2013
Montreal Premium Outlets	Montreal (Quebec), Canada	390,000	50%	CAD	73.9	$72.7	Sept. - 2014
Expansions:
Paju Premium Outlets Phase 2	Gyeonggi Province, South Korea	100,000	50%	KRW	19,631	$17.7	May - 2013
Johor Premium Outlets Phase 2	Johor, Malaysia	110,000	50%	MYR	28.8	$9.3	Nov. - 2013

Dividends

            We paid a common stock dividend of $1.15 per share in the first quarter of 2013. On April 24, 2013, our Board of Directors declared a cash dividend of $1.15 per share of common stock payable on May 31, 2013 to stockholders of record on May 17, 2013. We must pay a minimum amount of dividends to maintain our status as a REIT. Our dividends typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Our future dividends and future distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain our status as a REIT.

Forward-Looking Statements

            Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, intensely competitive market environment in the retail industry, costs of common area maintenance, risks related to international activities, insurance costs and coverage, terrorist activities, changes in economic and market conditions and maintenance of our status as a real estate investment trust. We discussed these and other risks and uncertainties under the heading "Risk Factors" in our most recent Annual Report on Form 10-K. We may update that discussion in subsequent Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

            We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as consolidated net income computed in accordance with GAAP:

  •
  excluding real estate related depreciation and amortization,

  •
  excluding gains and losses from extraordinary items and cumulative effects of accounting changes,

  •
  excluding gains and losses from the sales or disposals of previously depreciated retail operating properties,

  •
  excluding impairment charges of depreciable real estate,

  •
  plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest, and

  •
  all determined on a consistent basis in accordance with GAAP.

            We have adopted NAREIT's clarification of the definition of FFO that requires us to include the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting changes, or a gain or loss resulting from the sale of, or any impairment charges related to, previously depreciated retail operating properties.

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

            The following schedule reconciles total FFO to consolidated net income and diluted net income per share to diluted FFO per share.

	For the Three Months Ended March 31,
	2013	2012
(in thousands)
Funds from Operations	$741,888	$648,652

Increase in FFO from prior period	14.4%	13.7%

Consolidated Net Income	$334,468	$781,829
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	312,585	281,349
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	121,549	86,141
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(20,767)	(494,837)
Net income attributable to noncontrolling interest holders in properties	(2,461)	(2,109)
Noncontrolling interests portion of depreciation and amortization	(2,173)	(2,408)
Preferred distributions and dividends	(1,313)	(1,313)

Funds from Operations	$741,888	$648,652

Dilutive FFO Allocable to Simon Property	$635,201	$537,825
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$0.91	$2.18
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, net of noncontrolling interests portion of depreciation and amortization	1.20	1.03
Gain upon acquisition of controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(0.06)	(1.39)

Diluted FFO per share	$2.05	$1.82

Basic weighted average shares outstanding	309,987	295,694
Adjustments for diluation calculation:
Effect of stock options	—	1

Diluted weighted average shares outstanding	309,987	295,695
Weighted average limited partnership units outstanding	52,065	60,932

Diluted weighted average shares and units outstanding	362,052	356,627

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Three Months Ended March 31,
	2013	2012
(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$334,468	$781,829
Income and other taxes	13,193	2,003
Interest expense	285,026	258,079
Income from unconsolidated entities	(54,231)	(30,353)
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(20,767)	(494,837)

Operating Income	557,689	516,721
Depreciation and amortization	316,633	285,109

NOI of consolidated properties	$874,322	$801,830

Reconciliation of NOI of unconsolidated entities:
Net Income	$153,314	$84,949
Interest expense	147,486	153,711
Loss from operations of discontinued joint venture interests	320	13,511

Operating Income	301,120	252,171
Depreciation and amortization	127,685	126,977

NOI of unconsolidated entities	$428,805	$379,148

Total consolidated and unconsolidated NOI from continuing operations	$1,303,127	$1,180,978

Adjustments to NOI:
NOI of discontinued unconsolidated properties	(320)	51,503

Total NOI of our portfolio	$1,302,807	$1,232,481

Change in NOI from prior period	5.7%	2.7%
Add: Our share of NOI from Klépierre	67,563	—
Less: Joint venture partners' share of NOI	234,309	247,276

Our share of NOI	$1,136,061	$985,205

Increase in our share of NOI from prior period	15.3%	12.5%
Total NOI of our portfolio	$1,302,807	$1,232,481
NOI from non comparable properties(1)	304,870	280,386

Total NOI of comparable properties(2)	$997,937	$952,095

Increase in NOI of U.S. Malls and Premium Outlets that are comparable properties	4.8%

(1)
NOI excluded from comparable property NOI relates to the Mills, community/lifestyle centers, international properties, other retail properties, The Mills Limited Partnership properties, any of our non-retail holdings, results of our corporate and management company operations , NOI of U.S. Malls and Premium Outlets not owned and operated in both periods under comparison and excluded income noted in note 2 below.

(2)
Comparable properties are U.S. malls and Premium Outlets that were owned in both of the periods under comparison. Excludes lease termination income, interest income, land sale gains and the impact of significant redevelopment activities.

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

            Sensitivity Analysis.    We disclosed a qualitative and quantitative analysis regarding market risk in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2012.

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

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

            We are involved from time-to-time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims, and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable, and the amount can be reasonably estimated.

Item 1A.    Risk Factors

            Through the period covered by this report, there were no material changes to the Risk Factors disclosed under Item 1A: Risk Factors in Part 1 of our 2012 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            During the quarter ended March 31, 2013, we issued an aggregate of 133,192 shares of common stock to limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership, as follows:

  •
  4,000 shares on March 20, 2013,

  •
  1,500 shares on March 1, 2013,

  •
  123,043 shares on February 7, 2013,

  •
  1,900 shares on January 18, 2013, and

  •
  2,749 shares on January 8, 2013.

            In each case, the issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

            There were no reportable purchases of equity securities during the quarter ended March 31, 2013.

Item 3.    Defaults Upon Senior Securities

            Not applicable.

Item 4.    Mine Safety Disclosures

            Not applicable.

Item 5.    Other Information

            During the quarter covered by this report, the Audit Committee of Simon Property Group, Inc.'s Board of Directors approved certain audit, audit-related, and non-audit tax compliance and tax consulting services to be provided by Ernst & Young LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
10.1*	First Amendment to Employment Agreement between Simon Property Group, Inc. and David Simon, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Simon Property Group, Inc. on April 4, 2013)
10.2*
Second Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Simon Property Group, Inc. on April 4, 2013)
10.3*	Form of Simon Property Group Series 2013 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Simon Property Group, Inc. on April 4, 2013)
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: May 8, 2013