Form 10-Q
period 2013-06-30
SIMON PROPERTY GROUP INC /DE/
filed 2013-08-07
CIK 1063761

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, Simon Property Group, Inc. had 310,326,126 shares of common stock, par value $0.0001 per share and 8,000 shares of Class B common stock, par value $0.0001 per share outstanding.

Simon Property Group, Inc. and Subsidiaries

Form 10-Q

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS:
Investment properties at cost	$34,636,100	$34,252,521
Less — accumulated depreciation	9,544,943	9,068,388

	25,091,157	25,184,133
Cash and cash equivalents	1,095,829	1,184,518
Tenant receivables and accrued revenue, net	491,388	521,301
Investment in unconsolidated entities, at equity	1,958,503	2,108,966
Investment in Klépierre, at equity	1,903,839	2,016,954
Deferred costs and other assets	1,474,421	1,570,734

Total assets	$32,015,137	$32,586,606

LIABILITIES:
Mortgages and unsecured indebtedness	$22,687,622	$23,113,007
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,273,211	1,374,172
Cash distributions and losses in partnerships and joint ventures, at equity	836,265	724,744
Other liabilities	231,774	303,588

Total liabilities	25,028,872	25,515,511

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	180,018	178,006
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	44,554	44,719
Common stock, $0.0001 par value, 511,990,000 shares authorized, 313,977,706 and 313,658,419 issued and outstanding, respectively	31	31
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,184,788	9,175,724
Accumulated deficit	(3,174,266)	(3,083,190)
Accumulated other comprehensive loss	(102,327)	(90,900)
Common stock held in treasury at cost, 3,651,580 and 3,762,595 shares, respectively	(118,031)	(135,781)

Total stockholders' equity	5,834,749	5,910,603
Noncontrolling interests	971,498	982,486

Total equity	6,806,247	6,893,089

Total liabilities and equity	$32,015,137	$32,586,606

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Minimum rent	$778,159	$746,198	$1,556,066	$1,448,295
Overage rent	40,248	31,427	77,947	59,107
Tenant reimbursements	353,163	330,470	692,132	636,857
Management fees and other revenues	31,814	28,347	61,543	60,634
Other income	33,179	51,624	63,933	102,142

Total revenue	1,236,563	1,188,066	2,451,621	2,307,035

EXPENSES:
Property operating	117,479	116,018	227,388	220,758
Depreciation and amortization	318,638	311,863	635,272	596,972
Real estate taxes	109,409	106,777	219,114	205,479
Repairs and maintenance	27,107	26,665	56,832	52,307
Advertising and promotion	29,360	28,549	50,619	49,648
(Recovery of) provision for credit losses	(1,301)	2,906	1,433	6,451
Home and regional office costs	36,956	35,104	71,850	67,962
General and administrative	15,421	14,733	29,930	28,622
Other	18,604	21,124	36,605	37,788

Total operating expenses	671,673	663,739	1,329,043	1,265,987

OPERATING INCOME	564,890	524,327	1,122,578	1,041,048
Interest expense	(279,966)	(288,560)	(564,991)	(546,636)
Income and other taxes	(8,983)	(3,963)	(22,176)	(5,968)
Income from unconsolidated entities	56,516	29,132	110,747	59,484
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	68,068	—	88,835	494,837

CONSOLIDATED NET INCOME	400,525	260,936	734,993	1,042,765
Net income attributable to noncontrolling interests	59,755	44,657	110,250	180,241
Preferred dividends	834	834	1,669	1,669

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$339,936	$215,445	$623,074	$860,855

BASIC EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.10	$0.71	$2.01	$2.87

DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.10	$0.71	$2.01	$2.87

Consolidated Net Income	$400,525	$260,936	$734,993	$1,042,765
Unrealized (loss) gain on derivative hedge agreements	(1,796)	(8,587)	5,275	3,105
Net loss reclassified from accumulated other comprehensive income into earnings	2,566	5,138	4,076	10,252
Currency translation adjustments	(22,960)	(65,453)	(21,912)	(21,511)
Changes in available-for-sale securities and other	(631)	(666)	(815)	23,869

Comprehensive income	377,704	191,368	721,617	1,058,480
Comprehensive income attributable to noncontrolling interests	56,526	33,025	108,302	183,350

Comprehensive income attributable to common stockholders	$321,178	$158,343	$613,315	$875,130

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$734,993	$1,042,765
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	653,354	620,189
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(88,835)	(494,837)
Straight-line rent	(21,595)	(17,211)
Equity in income of unconsolidated entities	(110,747)	(59,484)
Distributions of income from unconsolidated entities	104,499	65,307
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	50,249	80,566
Deferred costs and other assets	(11,536)	(49,131)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(77,433)	11,026

Net cash provided by operating activities	1,232,949	1,199,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(246,574)	(3,690,778)
Funding of loans to related parties	(37,773)	—
Repayments of loans to related parties	—	92,600
Capital expenditures, net	(394,290)	(343,830)
Cash from acquisitions and cash impact from the consolidation and deconsolidation of properties	—	91,170
Net proceeds from sale of assets	183,026	375,838
Investments in unconsolidated entities	(37,413)	(117,067)
Purchase of marketable and non-marketable securities	(19,850)	(11,252)
Proceeds from sale of marketable and non-marketable securities	47,495	—
Repayments of loans held for investment	—	76,768
Distributions of capital from unconsolidated entities and other	387,668	140,402

Net cash used in investing activities	(117,711)	(3,386,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	216	1,213,907
Distributions to noncontrolling interest holders in properties	(4,939)	(7,602)
Contributions from noncontrolling interest holders in properties	218	369
Preferred distributions of the Operating Partnership	(957)	(958)
Preferred dividends and distributions to stockholders	(715,061)	(584,084)
Distributions to limited partners	(119,729)	(119,014)
Proceeds from issuance of debt, net of transaction costs	896,457	4,491,738
Repayments of debt	(1,260,132)	(2,967,548)

Net cash (used in) provided by financing activities	(1,203,927)	2,026,808

DECREASE IN CASH AND CASH EQUIVALENTS	(88,689)	(160,151)
CASH AND CASH EQUIVALENTS, beginning of period	1,184,518	798,650

CASH AND CASH EQUIVALENTS, end of period	$1,095,829	$638,499

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of June 30, 2013, we owned or held an interest in 313 income-producing properties in the United States, which consisted of 159 malls, 65 Premium Outlets, 64 community/lifestyle centers, 13 Mills, and 12 other shopping centers or outlet centers in 38 states and Puerto Rico. Internationally, as of June 30, 2013, we had ownership interests in nine Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, as of June 30, 2013, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

2.    Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

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

            As of June 30, 2013, we consolidated 221 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 87 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 71 of the 87 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Malaysia, and Mexico comprise 13 of the remaining 16 properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner.

            Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests held by limited partners, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to third parties and to us based on the partners' respective weighted average ownership interests in the Operating Partnership. Net operating results of the Operating Partnership attributable to third parties are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in the Operating Partnership was 85.6% and 83.1% for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, our ownership interest in the Operating Partnership was 85.6%. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in the Operating Partnership.

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

            The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment charge is recorded and a new cost basis is established. Subsequent changes are then recognized through other comprehensive income (loss) unless another other-than-temporary impairment is deemed to have occurred. Net unrealized gains recorded in accumulated other comprehensive income (loss) as of June 30, 2013 and December 31, 2012 were approximately $1.8 million and $2.6 million, respectively, which represent the valuation and related currency adjustments for our marketable securities.

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

            At June 30, 2013 and December 31, 2012, we also had investments of $16.8 million and $24.9 million, respectively, which must be used to fund the debt service requirements of mortgage debt related to an investment property that we sold. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

            At June 30, 2013 and December 31, 2012, we had investments of $118.7 million and $98.9 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no adjustment in the carrying value was required.

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

            During 2012, we had investments in three mortgage and mezzanine loans that were repaid in their entirety during 2012. For the six months ended June 30, 2012, we earned $5.0 million in interest income on these loans.

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

            We hold marketable securities that totaled $125.1 million and $170.2 million at June 30, 2013 and December 31, 2012, respectively, and are primarily considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $1.0 million and $1.5 million at June 30, 2013 and December 31, 2012, respectively, and a gross asset value of $4.3 million and $3.0 million at June 30, 2013 and December 31, 2012, respectively. We also have interest rate cap agreements with nominal values.

            Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs. Notes 5 and 9 include discussion of the fair values recorded in purchase accounting and impairment, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment include our estimations of net operating results of the property, capitalization rates and discount rates.

  Noncontrolling Interests and Temporary Equity

            Details of the carrying amount of our noncontrolling interests are as follows:

	As of June 30, 2013	As of December 31, 2012
Limited partners' interests in the Operating Partnership	$972,527	$983,363
Nonredeemable noncontrolling deficit interests in properties, net	(1,029)	(877)

Total noncontrolling interests reflected in equity	$971,498	$982,486

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

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Noncontrolling interests, beginning of period	$977,753	$1,215,628	$982,486	$894,622
Net Income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	57,202	42,308	104,761	175,318
Distributions to noncontrolling interest holders	(60,082)	(61,107)	(119,907)	(119,205)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized (loss) gain on derivative hedge agreements	(219)	(1,395)	740	1,006
Net loss reclassified from accumulated other comprehensive loss into earnings	368	858	586	1,716
Currency translation adjustments	(3,285)	(10,957)	(3,158)	(3,433)
Changes in available-for-sale securities and other	(92)	(138)	(117)	3,819

	(3,228)	(11,632)	(1,949)	3,108

Adjustment to limited partners' interest from change in ownership in the Operating Partnership	(7,934)	(7,547)	(10,581)	156,299
Units exchanged for common shares	(3,461)	(2,600)	(5,982)	(4,018)
Purchase of noncontrolling interests and other	11,248	10,368	22,670	79,294

Noncontrolling interests, end of period	$971,498	$1,185,418	$971,498	$1,185,418

  Accumulated Other Comprehensive Income (Loss)

            The changes in accumulated other comprehensive income (loss) net of noncontrolling interest by component consisted of the following as of June 30, 2013:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains on marketable securities	Total
Beginning balance	$(26,220)	$(66,917)	$2,237	$(90,900)
Other comprehensive income (loss) before reclassifications	(18,754)	4,535	(698)	(14,917)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,490	—	3,490

Net current-period other comprehensive income (loss)	(18,754)	8,025	(698)	(11,427)

Ending balance	$(44,974)	$(58,892)	$1,539	$(102,327)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of June 30, 2013:

Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Accumulated derivative losses, net
	$(4,076)	Interest expense
	586	Net income attributable to noncontrolling interests

$(3,490)

  Derivative Financial Instruments

            We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may use a variety of derivative financial instruments in the normal course of business to selectively manage or hedge a portion of the risks associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there was no significant ineffectiveness from any of our derivative activities during the period. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract. We have no credit-risk-related hedging or derivative activities.

            As of June 30, 2013, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	$92.7 million
Interest Rate Caps	6	$440.4 million

            The carrying value of our interest rate swap agreements, at fair value, is a liability balance of $1.0 million and $1.5 million at June 30, 2013 and December 31, 2012, respectively, and is included in other liabilities. The interest rate cap agreements were of nominal value at June 30, 2013 and December 31, 2012 and we generally do not apply hedge accounting to these arrangements.

            We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥1.7 billion remains as of June 30, 2013 for all forward contracts that we expect to receive through January 5, 2015. The June 30, 2013 asset balance related to these forward contracts was $4.3 million and is included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $68.8 million and $78.1 million as of June 30, 2013 and December 31, 2012, respectively.

4.    Per Share Data

            We determine basic earnings per share based on the weighted average number of shares of common stock outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine diluted earnings per share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all dilutive potential securities were converted into common shares at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net Income attributable to Common Stockholders — Basic and Diluted	$339,936	$215,445	$623,074	$860,855

Weighted Average Shares Outstanding — Basic	310,261,278	303,252,359	310,124,651	299,472,884
Effect of stock options	—	1,042	103	1,079

Weighted Average Shares Outstanding — Diluted	310,261,278	303,253,401	310,124,754	299,473,963

            For the six months ended June 30, 2013, potentially dilutive securities include stock options, units that are exchangeable for common stock and long-term incentive performance, or LTIP, units granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. The only securities that had a dilutive effect for the six months ended June 30, 2013 and 2012 were stock options. We accrue dividends when they are declared.

5.    Investment in Unconsolidated Entities

  Real Estate Joint Ventures and Investments

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held joint venture ownership interests in 74 properties in the United States as of June 30, 2013 and 78 properties as of December 31, 2012. We held interests in nine joint venture properties in Japan as of June 30, 2013 and eight joint venture properties as of December 31, 2012. At June 30, 2013 and December 31, 2012, we also held interests in two joint venture properties in South Korea, one joint venture property in Mexico, and one joint venture property in Malaysia. We account for these joint venture properties using the equity method of accounting. As discussed below, on January 9, 2012, we sold our interest in Gallerie Commerciali Italia, S.p.A,, or GCI, which at the time owned 45 properties located in Italy. On March 14, 2012, we purchased a 28.7% equity stake in Klépierre. On May 21, 2012, Klépierre paid a dividend, which we elected to receive in additional shares, resulting in an increase in our ownership to approximately 28.9%.

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

  European Investments

            At June 30, 2013, we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $39.47 per share. At the date of purchase on March 14, 2012, our excess investment in Klépierre was approximately $1.2 billion which we have allocated to the underlying investment property, other assets and liabilities based on estimated fair value. Our share of net income, net of amortization of our excess investment, was $23.3 million for the six months ended June 30, 2013. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $725.6 million, $282.9 million and $97.9 million, respectively, for the six months ended June 30, 2013. Our share of the results of Klépierre from the date of acquisition through June 30, 2012 was nominal.

            During the second quarter of 2013, we signed a definitive agreement to form joint ventures to invest in certain assets of McArthurGlen, an owner, developer and manager of designer outlets in Europe. Subject to customary closing conditions, we intend to acquire an ownership interest in certain outlet centers located throughout Europe as well as one development project located in Vancouver, Canada, and become a partner in McArthurGlen's property management and development companies. As of June 30, 2013, we have completed the initial phase of the transaction and made an equity investment of $38.7 million, which includes a 50% ownership interest in the property management and development companies and a 45% ownership interest in the development project.

            We also have a minority interest in Value Retail PLC, which owns and operates nine luxury outlets throughout Europe and a direct minority ownership in three of those outlets. These investments are accounted for under the cost method. At June 30, 2013 and December 31, 2012, the carrying value of these investments was $115.3 and $95.5 million, respectively, and is included in deferred costs and other assets.

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

  Asian Joint Ventures

            We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $275.0 million and $314.2 million as of June 30, 2013 and December 31, 2012, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $67.1 million and $62.9 million as of June 30, 2013 and December 31, 2012, respectively; including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our equity method investments and share of income from such investments, excluding Klépierre, follows. We acquired additional controlling interests in nine properties in the Mills transaction on March 22, 2012. These previously unconsolidated properties became consolidated properties as of their acquisition date. During 2012, we disposed of our joint venture interests in one mall and three retail properties. The results of operations of the properties for all of these 2012 transactions are classified as loss from operations of discontinued joint venture interests in the accompanying joint venture statements of operations. In 2013, we disposed of one retail property. The gain on disposal is reported in gain on disposal of discontinued operations, net in the accompanying joint venture statements of operations. Balance sheet information for these investments is as follows:

	June 30, 2013	December 31, 2012
BALANCE SHEETS
Assets:
Investment properties, at cost	$14,621,714	$14,607,291
Less — accumulated depreciation	5,027,179	4,926,511

	9,594,535	9,680,780
Cash and cash equivalents	551,059	619,546
Tenant receivables and accrued revenue, net	225,178	252,774
Investment in unconsolidated entities, at equity	38,958	39,589
Deferred costs and other assets	707,343	438,399

Total assets	$11,117,073	$11,031,088

Liabilities and Partners' Deficit:
Mortgages	$11,964,864	$11,584,863
Accounts payable, accrued expenses, intangibles, and deferred revenue	596,283	672,483
Other liabilities	657,205	447,132

Total liabilities	13,218,352	12,704,478
Preferred units	67,450	67,450
Partners' deficit	(2,168,729)	(1,740,840)

Total liabilities and partners' deficit	$11,117,073	$11,031,088

Our Share of:
Partners' deficit	$(992,395)	$(799,911)
Add: Excess Investment	2,114,633	2,184,133

Our net Investment in unconsolidated entities, at equity	$1,122,238	$1,384,222

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
STATEMENT OF OPERATIONS
Revenue:
Minimum rent	$399,391	$363,541	$793,544	$721,517
Overage rent	40,014	36,064	87,781	84,620
Tenant reimbursements	187,151	165,623	371,550	332,153
Other income	39,528	36,597	81,602	86,934

Total revenue	666,084	601,825	1,334,477	1,225,224
Operating Expenses:
Property operating	123,296	111,967	239,165	226,801
Depreciation and amortization	126,701	122,475	254,386	249,453
Real estate taxes	50,072	42,450	104,778	87,550
Repairs and maintenance	16,339	15,427	32,503	29,851
Advertising and promotion	14,103	12,688	30,023	27,895
Provision for (Recovery of) credit losses	336	(793)	1,580	399
Other	36,496	38,549	72,181	92,043

Total operating expenses	367,343	342,763	734,616	713,992

Operating Income	298,741	259,062	599,861	511,232
Interest expense	(154,508)	(148,980)	(301,994)	(302,690)

Income from Continuing Operations	144,233	110,082	297,867	208,542
Loss from operations of discontinued joint venture interests	(26)	(5,280)	(346)	(18,791)
Gain on disposal of discontinued operations, net	18,356	—	18,356	—

Net Income	$162,563	$104,802	$315,877	$189,751

Third-Party Investors' Share of Net Income	$94,949	$56,787	$178,715	$96,800

Our Share of Net Income	67,614	48,015	137,162	92,951
Amortization of Excess Investment	(24,853)	(18,749)	(49,682)	(33,333)

Income from Unconsolidated Entities	$42,761	$29,266	$87,480	$59,618

            Our share of income from unconsolidated entities in the above table, aggregated with our share of the results of Klépierre, is presented in Income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.

6.    Debt

  Unsecured Debt

            At June 30, 2013, our unsecured debt consisted of $13.0 billion of senior unsecured notes of the Operating Partnership, $1.2 billion outstanding under our $4.0 billion unsecured revolving credit facility, or Credit Facility, $226.1 million outstanding under our $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and $240.0 million outstanding under an unsecured term loan. The entire balance on the Credit Facility at June 30, 2013 consisted of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

            On June 30, 2013, we had an aggregate available borrowing capacity of $4.6 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the six months ended June 30, 2013 was $1.6 billion and the weighted average outstanding balance was $1.5 billion. Letters of credit of $45.1 million were outstanding under the two credit facilities as of June 30, 2013.

            The Credit Facility's initial borrowing capacity of $4.0 billion can be increased at our sole option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. As of June 30, 2013, the base interest rate on the Credit Facility is LIBOR plus 95 basis points (reflects a five basis point reduction effective May 16, 2013) with an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

            The Supplemental Facility's borrowing capacity of $2.0 billion can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. As of June 30, 2013, the base interest rate on the Supplemental Facility is LIBOR plus 95 basis points (reflects a five basis point reduction effective May 16, 2013) with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings.

            During the six months ended June 30, 2013, we redeemed at par or repaid at maturity $429.5 million of senior unsecured notes with fixed rates ranging from 5.30% to 6.00% with cash on hand. In addition, we repaid a $240.0 million mortgage loan with the proceeds from a $240.0 million unsecured term loan. The term loan has a capacity of up to $300.0 million, bears interest at LIBOR plus 110 basis points and matures on February 28, 2016 with two available one-year extension options.

  Mortgage Debt

            Total mortgage indebtedness was $8.0 billion at June 30, 2013 and December 31, 2012.

  Covenants

            Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2013, we are in compliance with all covenants of our unsecured debt.

            At June 30, 2013, we or our subsidiaries are the borrowers under 79 non-recourse mortgage notes secured by mortgages on 79 properties, including seven separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 27 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2013, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness was $20.9 billion and $21.0 billion as of June 30, 2013 and December 31, 2012, respectively. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
Fair value of fixed-rate mortgages and unsecured indebtedness	$22,396	$23,373
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.68%	3.24%

7.    Equity

            During the six months ended June 30, 2013, we issued 318,162 shares of common stock to 10 limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.

  Stock Based Compensation

            Awards under our stock based compensation plans primarily take the form of LTIP units and restricted stock grants made under The Simon Property Group, L.P. 1998 Stock Incentive Plan, or the Plan. These awards are all performance based and are based on various corporate and business unit performance measures as further described below. In the aggregate, we recorded compensation expense, net of capitalization, related to these stock based compensation arrangements of approximately $27.1 million and $23.4 million for the six months ended June 30, 2013 and 2012, respectively, which is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.

            LTIP Programs.    On March 16, 2010, the Compensation Committee of our Board of Directors, or the Compensation Committee, approved three long-term, performance based incentive compensation programs, or the 2010 LTIP programs, for certain senior executive officers. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which, applicable total shareholder return, or TSR, performance measures are achieved during the performance period. Once earned, LTIP units will become the equivalent of units only after a two year service-based vesting period, beginning after the end of the performance period. Awarded LTIP units not earned are forfeited. During the performance period, participants are entitled to receive on the LTIP units awarded to them distributions equal to 10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP units as participating securities under the two-class method of computing earnings per share. The 2010 LTIP programs had one, two and three year performance periods, which ended on December 31, 2010, 2011 and 2012, respectively.

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

            Restricted Stock.    The Compensation Committee awarded an aggregate of 107,528 shares of restricted stock to employees on February 25, 2013, April 1, 2013 and June 6, 2013 under the Plan, at a fair market value of $157.37 per share, $159.32 per share and $166.56 per share, respectively. On May 14, 2013, our non-employee Directors were awarded 3,487 shares of restricted stock under the Plan at a fair market value of $179.23 per share. The fair market value of the restricted stock awarded on February 25, 2013, April 1, 2013 and June 6, 2013 is being recognized as expense over the three-year vesting service period. The fair market value of the restricted stock awarded on May 14, 2013 to our non-employee Directors is being recognized as expense over the one-year vesting service period.

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

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2013	$44,719	$31	$(90,900)	$9,175,724	$(3,083,190)	$(135,781)	$982,486	$6,893,089
Exchange of limited partner units for common shares				5,982			(5,982)	—
Issuance of limited partner units								—
Other	(165)			(7,499)	(758)	17,750	22,670	31,998
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				10,581			(10,581)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(715,061)		(119,729)	(834,790)
Distributions to other noncontrolling interest partners							(178)	(178)
Comprehensive income, excluding $957 attributable to preferred interests in the Operating Partnership and $4,532 attributable to noncontrolling redeemable interests in properties in temporary equity			(11,427)		624,743		102,812	716,128

June 30, 2013	$44,554	$31	$(102,327)	$9,184,788	$(3,174,266)	$(118,031)	$971,498	$6,806,247

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

            In May 2010, Opry Mills sustained significant flood damage. Insurance proceeds of $50 million have been funded by the insurers, remediation work has been completed and the property was re-opened March 29, 2012. The excess insurance carriers (those providing coverage above $50 million) have denied the claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. We and our lenders are continuing our efforts through pending litigation to recover our losses under the excess insurance policies for Opry Mills and we believe recovery is probable, but no assurances can be made that our efforts to recover these funds will be successful.

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of June 30, 2013 and December 31, 2012, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $142.7 million and $84.9 million, respectively (of which we have a right of recovery from our venture partners of $66.1 million and $38.6 million, respectively). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which have an estimated fair value in excess of the guaranteed amount.

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

9.    Real Estate Acquisitions and Dispositions

            During the first six months of 2013, we increased our economic interest in three unconsolidated community centers and subsequently disposed of our interests in those properties. Additionally, we disposed of our interests in two consolidated retail properties and one unconsolidated retail property. The aggregate gain recognized on these transactions was approximately $61.5 million.

            On May 30, 2013 we acquired a 100% interest in a 390,000 square foot outlet center located near Portland, Oregon for cash consideration of $146.7 million. The fair value of the acquisition was recorded primarily as investment property and lease related intangibles. As part of this transaction, we recognized a gain of approximately $27.3 million.

            During 2012, we disposed of our interests in nine consolidated retail properties and four unconsolidated retail properties. Our share of the net gain on these disposals was $15.5 million. On May 3, 2012, we sold our interests in two residential apartment buildings located at The Domain in Austin, Texas. Our share of the gain from the sale was $12.4 million which is included in other income in the accompanying 2012 consolidated statement of operations and comprehensive income.

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

            On March 22, 2012, as discussed in Note 5, we acquired, through an acquisition of substantially all of the assets of TMLP, additional interests in 26 of our joint venture properties in a transaction valued at approximately $1.5 billion.

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

            Unless otherwise noted, gains and losses on the above transactions are included in gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense acquisition and potential acquisition costs related to business combinations and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the six months ended June 30, 2013 and 2012.

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of June 30, 2013, we owned or held an interest in 313 income-producing properties in the United States, which consisted of 159 malls, 65 Premium Outlets, 64 community/lifestyle centers, 13 Mills, and 12 other shopping centers or outlet centers in 38 states and Puerto Rico. We have reinstituted redevelopment and expansion initiatives and have renovation and expansion projects, including the addition of anchors and big box tenants, currently underway at more than 40 properties in the U.S. and Asia. Internationally, as of June 30, 2013, we had ownership interests in nine Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, as of June 30, 2013, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

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

  Results Overview

            Diluted earnings per common share decreased $0.86 during the first six months of 2013 to $2.01 from $2.87 for the same period last year. The decrease in diluted earnings per share was primarily attributable to:

  •
  a 2012 gain due to the acquisition of a controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net of $494.8 million, or $1.37 per diluted share, primarily driven by a non-cash gain of $488.7 million resulting from the remeasurement of our previously held interest to fair value for those properties in which we now have a controlling interest,

  •
  increased interest expense in 2013 as discussed below,

  •
  partially offset by a 2013 gain due to the sale or disposal of our interests in six properties and the acquisition of a controlling interest in an outlet center of $88.8 million, or $0.25 per diluted share, and

  •
  improved operating performance and core business fundamentals in 2013 and the impact of our acquisition and expansion activity.

            Core business fundamentals during the first six months of 2013 improved compared to the first six months of 2012, primarily driven by higher tenant sales and strong leasing activity. Our share of portfolio NOI grew by 11.2% for the six month period in 2013 over the prior year period. Comparable property NOI also grew 5.4% for our portfolio of U.S. malls and Premium Outlets. Total sales per square foot, or psf, increased 4.2% from $554 psf at June 30, 2012 to $577 psf at June 30, 2013 for the U.S. malls and Premium Outlets. Average base minimum rent for U.S. malls and Premium Outlets increased 3.6% to $41.41 psf as of June 30, 2013, from $39.99 psf as of June 30, 2012. Releasing spreads remained positive in the U.S. malls and Premium Outlets as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $7.49 psf ($60.62 openings compared to $53.13 closings) as of June 30, 2013, representing a 14.1% increase over expiring payments. Ending occupancy for the U.S. malls and Premium Outlets was 95.1% as of June 30, 2013, as compared to 94.2% as of June 30, 2012, an increase of 90 basis points.

            Our effective overall borrowing rate at June 30, 2013 decreased 23 basis points to 4.99% as compared to 5.22% at June 30, 2012. This decrease was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 27 basis points (5.31% at June 30, 2013 as compared to 5.58% at June 30, 2012) combined with a decrease in the effective overall borrowing rate on variable rate debt of 56 basis points (1.18% at June 30, 2013 as compared to 1.74% at June 30, 2012), offset in part by a shift in our debt portfolio to a greater percentage of fixed rate debt from variable rate debt. At June 30, 2013, the weighted average years to maturity of our consolidated indebtedness was 5.8 years as compared to 5.9 years at December 31, 2012. Our financing activities for the six months ended June 30, 2013, included the redemption at par or repayment at maturity of $429.5 million of senior unsecured notes with fixed rates ranging from 5.30% to 6.00%, a repayment of $145.0 million on our $4.0 billion unsecured revolving credit facility, or Credit Facility, and $250.0 million in new mortgage loan borrowings.

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

	June 30, 2013	June 30, 2012	%/Basis Points Change(1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.0%	94.4%	+60 bps
Unconsolidated	95.4%	93.4%	+200 bps
Total Portfolio	95.1%	94.2%	+90 bps
Average Base Minimum Rent per Square Foot
Consolidated	$39.16	$37.97	3.1%
Unconsolidated	$49.53	$48.02	3.1%
Total Portfolio	$41.41	$39.99	3.6%
Total Sales per Square Foot
Consolidated	$660	$639	3.2%
Unconsolidated	$558	$535	4.3%
Total Portfolio	$577	$554	4.2%
The Mills:
Ending Occupancy	97.9%	96.9%	+100 bps
Average Base Minimum Rent per Square Foot	$23.17	$22.06	5.0%
Total Sales per Square Foot	$519	$497	4.3%
Community/Lifestyle Centers:
Ending Occupancy	94.1%	93.1%	+100 bps
Average Base Minimum Rent per Square Foot	$14.40	$13.93	3.4%

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

  Current Leasing Activities

            During the six months ended June 30, 2013, we signed 547 new leases and 934 renewal leases with a fixed minimum rent (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing and relocation) across our U.S. malls and Premium Outlets portfolio, comprising approximately 4.2 million square feet of which 3.3 million square feet related to consolidated properties. During the comparable period in 2012, we signed 568 new leases and 1,015 renewal leases, comprising approximately 5.2 million square feet of which 4 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $44.35 psf in 2013 and $38.72 psf in 2012 with an average tenant allowance on new leases of $33.41 psf and $35.08 psf, respectively.

  International Property Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	June 30, 2013	June 30, 2012	%/Basis point Change
Ending Occupancy	99.4%	99.8%	-40 bps
Total Sales per Square Foot	¥89,935	¥88,313	1.84%
Average Base Minimum Rent per Square Foot	¥4,838	¥4,773	1.36%

Results of Operations

            In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  On May 30, 2013, we acquired a 390,000 square foot outlet center located near Portland, Oregon.

  •
  On April 4, 2013, we opened Phoenix Premium Outlets in Chandler, Arizona, a 360,000 square foot upscale outlet center.

  •
  During the six months ended 2013, we disposed of our interest in one community center and one mall.

  •
  During 2012, we disposed of one mall, two community centers and six other retail properties.

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

  •
  On March 22, 2012, we acquired, through an acquisition of substantially all of the assets of The Mills Limited Partnership, or TMLP, additional interests in 26 joint venture properties in a transaction we refer to as the Mills transaction. Nine of these properties became consolidated properties at the acquisition date.

            In addition to the activities discussed above and in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  During the six months ended 2013, we increased our economic interest in three community centers and subsequently disposed of our interests in those properties. We also disposed of our interest in one retail property.

  •
  On April 19, 2013, we and our partner, Mitsubishi Estate Co., LTD., opened Shisui Premium Outlets, a 230,000 square foot outlet center located in Shisui (Chiba), Japan.

  •
  During 2012, we disposed of our interests in three retail properties and one mall.

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

  •
  On January 6, 2012, we acquired an additional 25% interest in Del Amo Fashion Center.

            For the purposes of the following comparison between the three month and six month periods ended June 30, 2013 and 2012, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both of the periods under comparison.

  Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

            Minimum rents increased $32.0 million during 2013, of which the property transactions accounted for $14.8 million of the increase. Comparable rents increased $17.2 million, or 2.6%, primarily attributable to a $17.9 million increase in base minimum rents. Overage rents increased $8.8 million, or 28.1%, as a result of the property transactions and an increase in tenant sales in 2013 at the comparable properties compared to 2012 of $7.2 million.

            Tenant reimbursements increased $22.7 million, due to a $6.9 million increase attributable to the property transactions and a $15.8 million, or 5.5%, increase in the comparable properties primarily due to real estate tax reimbursements and annual increases related to common area maintenance.

            Total other income decreased $18.4 million, principally as a result of the following:

  •
  a $12.1 million gain on the sale of our investments in two multi-family residential facilities in the second quarter of 2012,

  •
  a $6.0 million decrease in land sale activity, and

  •
  a $1.2 million decrease in interest income primarily related to the repayment of related party loans and loans held for investment,

  •
  partially offset by a $0.9 million increase of net other activity.

            The (recovery of) provision for credit losses decreased $4.2 million due to strong collections of receivables which we had previously established reserves for due to uncertainty of payment.

            Interest expense decreased $8.6 million related to the effect of the repayment of $298.4 million of mortgages at 13 properties in the second, third and fourth quarters of 2012, the payoff of $429.5 million of unsecured notes in 2013 and $156.7 million of unsecured notes in the second and third quarters of 2012, and the repayment of $145.0 million on the US dollar tranche of the Credit Facility in the first quarter of 2013. These decreases were partially offset by the issuance of unsecured notes in the fourth quarter of 2012 and $250.0 million in new mortgage loan borrowings during 2013.

            Income and other taxes increased $5.0 million primarily due to taxes related to certain of our international investments and an increase in state income taxes.

            Income from unconsolidated entities increased $27.4 million primarily due to an increase in our share of net income from Klépierre, our acquisition and expansion activity and favorable results of operations from the portfolio of joint venture properties.

            During the second quarter of 2013, we disposed of our interest in one mall and recorded a gain on the acquisition of an outlet center resulting in an aggregate gain of $68.1 million.

            Net income attributable to noncontrolling interests increased $15.1 million primarily due to an increase in the net income of the Operating Partnership.

  Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

            Minimum rents increased $107.8 million during the 2013 period, of which the property transactions accounted for $70.9 million of the increase. Comparable rents increased $36.9 million, or 2.8%, primarily attributable to a $37.5 million increase in base minimum rents. Overage rents increased $18.8 million, or 31.9%, as a result of the property transactions and an increase in tenant sales at the comparable properties in 2013 compared to 2012 of $13.8 million.

            Tenant reimbursements increased $55.3 million, due to a $29.4 million increase attributable to the property transactions and a $25.9 million, or 4.5%, increase in the comparable properties primarily due to real estate tax reimbursements and annual increases related to common area maintenance.

            Total other income decreased $38.2 million, principally as a result of the following:

  •
  a $12.1 million gain on the sale of our investments in two multi-family residential facilities in the second quarter of 2012,

  •
  a $9.5 million decrease in interest income primarily related to the repayment of related party loans and loans held for investment,

  •
  an $8.6 million decrease in land sale activity,

  •
  an $8.3 million decrease in lease settlement income due to a higher number of terminated leases in 2012, and

  •
  a $4.7 million decrease in financing and other fee revenue earned from joint ventures net of eliminations,

  •
  partially offset by a $5.0 million increase of net other activity.

            Property operating expense increased $6.6 million primarily due to a $7.7 million increase related to the property transactions.

            Depreciation and amortization expense increased $38.3 million primarily due to the additional depreciable assets related to the property transactions.

            Real estate tax expense increased $13.6 million primarily due to a $10.2 million increase related to the property transactions.

            Repairs and maintenance expense increased $4.5 million primarily as a result of increased snow removal costs compared to the prior year period.

            The (recovery of) provision for credit losses decreased $5.0 million due to strong collections of receivables which we had previously established reserves for due to uncertainty of payment.

            Interest expense increased $18.4 million primarily due to an increase of $20.7 million related to the property transactions, borrowings on the Euro tranche of the Credit Facility in the first quarter of 2012, the issuance of unsecured notes in the first and fourth quarters of 2012 and $250.0 million in new mortgage loan borrowings during 2013. These increases were partially offset by the repayment of $536.2 million of mortgages at 19 properties in 2012, the payoff of $429.5 million of unsecured notes in 2013 and $231.0 million of unsecured notes in 2012, and the repayment of $145.0 million on the US dollar tranche of the Credit Facility in the first quarter of 2013.

            Income and other taxes increased $16.2 million due to taxes related to certain of our international investments and an increase in state income taxes.

            Income from unconsolidated entities increased $51.3 million primarily due to the increase in ownership in the joint venture properties acquired as part of the Mills transaction, the 2012 acquisition of an equity stake in Klépierre, our acquisition and expansion activity and favorable results of operations from the portfolio of joint venture properties.

            During the six months ended June 30, 2013, we increased our economic interest in three unconsolidated community centers and subsequently disposed of our interests in those properties. Additionally, we disposed of our interest in another community center, one mall, one retail property and recorded a gain on the acquisition of an outlet center. The aggregate gain recognized on these transactions was approximately $88.8 million. During the first quarter of 2012, we disposed of our interest in GCI for a gain of $28.8 million and acquired a controlling interest in nine properties previously accounted for under the equity method in the Mills transaction which resulted in the recognition of a non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million on our remaining investment in SPG-FCM Ventures, LLC, or SPG-FCM, which holds our investment in TMLP, representing the excess of carrying value over the estimated fair value.

            Net income attributable to noncontrolling interests decreased $70.0 million primarily due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

            Because we own primarily long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. We minimize the use of floating rate debt and may enter into floating rate to fixed rate interest rate swaps. Floating rate debt currently comprises only 7.5% of our total consolidated debt at June 30, 2013, as adjusted to reflect outstanding interest rate swaps. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.6 billion during the six months ended June 30, 2013. In addition, the Credit Facility and the $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under each of these facilities can be increased at our sole option as discussed further below.

            Our balance of cash and cash equivalents decreased $88.7 million during the first six months of 2013 to $1.1 billion as of June 30, 2013 as further discussed under "Cash Flows" below.

            On June 30, 2013, we had an aggregate available borrowing capacity of $4.6 billion under the two credit facilities, net of outstanding borrowings of $1.4 billion and letters of credit of $45.1 million. For the six months ended June 30, 2013, the maximum amount outstanding under the two credit facilities was $1.6 billion and the weighted average amount outstanding was $1.5 billion. The weighted average interest rate was 1.06% for the six months ended June 30, 2013.

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

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2013 totaled $1.6 billion. In addition, we had net repayments from our debt financing and repayment activities of $363.7 million in 2013. These activities are further discussed below under "Financing and Debt." During the first six months of 2013, we or the Operating Partnership also:

  •
  funded the acquisition of an outlet center, an additional ownership interest in three community/lifestyle centers, and an ownership interest in a European property management and development company for $246.6 million,

  •
  received proceeds of $183.0 million from our sale of a mall and four community/lifestyle centers,

  •
  paid stockholder dividends and unitholder distributions totaling $833.1 million,

  •
  paid preferred stock dividends and preferred unit distributions totaling $2.6 million,

  •
  funded consolidated capital expenditures of $394.3 million (includes development and other costs of $39.0 million, renovation and expansion costs of $235.0 million, and tenant costs and other operational capital expenditures of $120.3 million),

  •
  funded investments in unconsolidated entities of $37.4 million and loans to related parties of $37.8 million, and

  •
  received proceeds from the sale of marketable and non-marketable securities (net of purchases) of $27.6 million.

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

Financing and Debt

  Unsecured Debt

            At June 30, 2013, our unsecured debt consisted of $13.0 billion of senior unsecured notes of the Operating Partnership, $1.2 billion outstanding under our Credit Facility, $226.1 million outstanding under our Supplemental Facility, and $240.0 million outstanding under an unsecured term loan. The entire balance on the Credit Facility at June 30, 2013 consisted of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

            On June 30, 2013, we had an aggregate available borrowing capacity of $4.6 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the six months ended June 30, 2013 was $1.6 billion and the weighted average outstanding balance was $1.5 billion. Letters of credit of $45.1 million were outstanding under the two credit facilities as of June 30, 2013.

            The Credit Facility's initial borrowing capacity of $4.0 billion can be increased at our sole option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. As of June 30, 2013, the base interest rate on the Credit Facility is LIBOR plus 95 basis points (reflects a five basis point reduction effective May 16, 2013) with an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

            The Supplemental Facility's borrowing capacity of $2.0 billion can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. As of June 30, 2013, the base interest rate on the Supplemental Facility is LIBOR plus 95 basis points (reflects a five basis point reduction effective May 16, 2013) with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings.

            During the six months ended June 30, 2013, we redeemed at par or repaid at maturity $429.5 million of senior unsecured notes with fixed rates ranging from 5.30% to 6.00% with cash on hand. In addition, we repaid a $240.0 million mortgage loan with the proceeds from a $240.0 million unsecured term loan. The term loan has a capacity of up to $300.0 million, bears interest at LIBOR plus 110 basis points and matures on February 28, 2016 with two available one-year extension options.

  Mortgage Debt

            Total mortgage indebtedness was $8.0 billion at June 30, 2013 and December 31, 2012.

  Covenants

            Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2013, we are in compliance with all covenants of our unsecured debt.

            At June 30, 2013, we or our subsidiaries are the borrowers under 79 non-recourse mortgage notes secured by mortgages on 79 properties, including seven separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 27 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2013, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2013 and December 31, 2012, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of June 30, 2013	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2012	Effective Weighted Average Interest Rate
Fixed Rate	$20,976,775	5.31%	$21,077,358	5.33%
Variable Rate	1,710,847	1.18%	2,035,649	1.40%

	$22,687,622	4.99%	$23,113,007	4.99%

            As of June 30, 2013, we had $92.7 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 3.13% and a weighted average variable receive rate of 2.00% which effectively convert variable rate debt to fixed rate debt.

  Contractual Obligations

            There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2012 Annual Report on Form 10-K.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2013, for the remainder of 2013 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2013	2014-2015	2016-2017	After 2017	Total
Long Term Debt(1)	$114,727	$4,310,628	$8,471,567	$9,746,153	$22,643,075
Interest Payments(2)	$559,320	$1,943,115	$1,271,939	$2,567,063	$6,341,437

(1)
Represents principal maturities only and therefore, excludes net premiums of $44,547.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2013.

  Off-Balance Sheet Arrangements

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2013, the Operating Partnership had guaranteed $142.7 million of joint venture related mortgage indebtedness (of which we have a right of recovery from our venture partners of $66.1 million). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which have an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

            Acquisitions.    During the second quarter of 2013, we signed a definitive agreement to form joint ventures to invest in certain assets of McArthurGlen, an owner, developer and manager of designer outlets in Europe. Subject to customary closing conditions, we intend to acquire an ownership interest in certain outlet centers located throughout Europe as well as one development project located in Vancouver, Canada, and become a partner in McArthurGlen's property management and development companies. There can be no assurance provided that all of these contemplated transactions will be completed. As of June 30, 2013, we have completed the initial phase of the transaction and made an equity investment of $38.7 million, which includes a 50% ownership interest in the property management and development companies and a 45% ownership interest in the development project.

            On May 30, 2013 we acquired a 100% interest in a 390,000 square foot outlet center located near Portland, Oregon for cash consideration of $146.7 million.

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

            During the first six months of 2013, we increased our economic interest in three unconsolidated community centers and subsequently disposed of our interests in those properties. Additionally, we disposed of our interests in two consolidated retail properties and one unconsolidated retail property. The aggregate gain recognized on these transactions was approximately $61.5 million.

Development Activity

  New Domestic Development.

            On April 4, 2013, we opened Phoenix Premium Outlets in Chandler, Arizona, a 360,000 square foot upscale outlet center. The cost of this new center, in which we have a 100% interest, was approximately $70 million. The center was 100% leased at opening.

            On July 11, 2012 we began construction on St. Louis Premium Outlets, a 350,000 square foot project located in Chesterfield, Missouri. We own a 60% noncontrolling interest in this project, which is a joint venture with Woodmont Outlets. This new center is 100% leased and is expected to open in August of this year. Our estimated share of the cost of this project is $50.0 million.

            Domestic Expansions and Renovations.    We routinely incur costs related to construction for significant renovation and expansion projects at our properties. We also have reinstituted redevelopment and expansion initiatives which we had previously reduced given the downturn in the economy. Renovation and expansion projects, including the addition of anchors and big box tenants, are underway at more than 40 properties in the U.S.

            We expect our share of development costs for 2013 related to renovation or expansion initiatives to be approximately $1.0 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 10-12% for all of our new development, expansion and renovation projects.

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2013 will be approximately $110 million, primarily funded through reinvested joint venture cash flow and construction loans.

            The following table describes these new development and expansion projects as well as our share of the estimated total cost as of June 30, 2013 (in millions):

Property	Location	Gross Leasable Area (sqft)	Our Ownership Percentage	Our Share of Projected Net Cost (in Local Currency)		Our Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Shisui Premium Outlets	Shisui (Chiba), Japan	235,000	40%	JPY	3,753	$38.1	Opened Apr. - 2013
Toronto Premium Outlets	Halton Hills (Ontario), Canada	360,000	50%	CAD	79.8	$76.2	Aug. - 2013
Busan Premium Outlets	Busan, South Korea	340,000	50%	KRW	83,919	$73.2	Aug. - 2013
Montreal Premium Outlets	Montreal (Quebec), Canada	360,000	50%	CAD	73.9	$70.5	Oct. - 2014
Expansions:
Paju Premium Outlets Phase 2	Gyeonggi Province, South Korea	100,000	50%	KRW	19,631	$17.1	Opened May - 2013
Johor Premium Outlets Phase 2	Johor, Malaysia	110,000	50%	MYR	28.8	$9.1	Nov. - 2013

Dividends

            We paid a common stock dividend of $1.15 per share in the second quarter of 2013. In July, our Board of Directors declared a cash dividend of $1.15 per share of common stock payable on August 30, 2013 to stockholders of record on August 16, 2013. We must pay a minimum amount of dividends to maintain our status as a REIT. Our dividends typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Our future dividends and future distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain our status as a REIT.

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

            The following schedule reconciles total FFO to consolidated net income and diluted net income per share to diluted FFO per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Funds from Operations	$766,293	$688,769	$1,508,181	$1,337,422

Increase in FFO from prior period	11.3%	18.1%	12.8%	15.9%

Consolidated Net Income	$400,525	$260,936	$734,993	$1,042,765
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	314,622	308,186	627,207	589,536
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	124,828	124,989	246,377	211,130
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(68,068)	—	(88,835)	(494,837)
Net income attributable to noncontrolling interest holders in properties	(2,097)	(1,855)	(4,558)	(3,963)
Noncontrolling interests portion of depreciation and amortization	(2,204)	(2,174)	(4,377)	(4,582)
Preferred distributions and dividends	(1,313)	(1,313)	(2,626)	(2,627)

FFO of the Operating Partnership	$766,293	$688,769	$1,508,181	$1,337,422
FFO allocable to limited partners	110,346	115,421	217,034	226,290

Dilutive FFO Allocable to Simon Property	$655,947	$573,348	$1,291,147	$1,111,132

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.10	$0.71	$2.01	$2.87
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, net of noncontrolling interests portion of depreciation and amortization	1.20	1.18	2.40	2.21
Gain upon acquisition of controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(0.19)	—	(0.25)	(1.37)

Diluted FFO per share	$2.11	$1.89	$4.16	$3.71

Basic weighted average shares outstanding	310,261	303,252	310,125	299,473
Adjustments for diluation calculation:
Effect of stock options	—	1	—	1

Diluted weighted average shares outstanding	310,261	303,253	310,125	299,474
Weighted average limited partnership units outstanding	52,194	61,048	52,130	60,990

Diluted weighted average shares and units outstanding	362,455	364,301	362,255	360,464

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$400,525	$260,936	$734,993	$1,042,765
Income and other taxes	8,983	3,963	22,176	5,968
Interest expense	279,966	288,560	564,991	546,636
Income from unconsolidated entities	(56,516)	(29,132)	(110,747)	(59,484)
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(68,068)	—	(88,835)	(494,837)

Operating Income	564,890	524,327	1,122,578	1,041,048
Depreciation and amortization	318,638	311,863	635,272	596,972

NOI of consolidated properties	$883,528	$836,190	$1,757,850	$1,638,020

Reconciliation of NOI of unconsolidated entities:
Net Income	$162,563	$104,802	$315,877	$189,751
Interest expense	154,508	148,980	301,994	302,690
Loss from operations of discontinued joint venture interests	26	5,280	346	18,791
Gain on disposal of discontinued operations, net	(18,356)	—	(18,356)	—

Operating Income	298,741	259,062	599,861	511,232
Depreciation and amortization	126,701	122,475	254,386	249,453

NOI of unconsolidated entities	$425,442	$381,537	$854,247	$760,685

Total consolidated and unconsolidated NOI from continuing operations	$1,308,970	$1,217,727	$2,612,097	$2,398,705

Adjustments to NOI:
NOI of discontinued unconsolidated properties	(26)	6,587	(346)	58,090

Total NOI of our portfolio	$1,308,944	$1,224,314	$2,611,751	$2,456,795

Change in NOI from prior period	6.9%	0.7%	6.3%	1.7%
Add: Our share of NOI from Klépierre	74,319	64,557	141,881	64,557
Less: Joint venture partners' share of NOI	230,887	215,908	465,196	463,185

Our share of NOI	$1,152,376	$1,072,963	$2,288,436	$2,058,167

Increase in our share of NOI from prior period	7.4%	16.9%	11.2%	12.8%
Total NOI of our portfolio	$1,308,944	$1,224,314	$2,611,751	$2,456,795
NOI from non comparable properties(1)	295,611	267,088	601,818	549,220

Total NOI of comparable properties(2)	$1,013,333	$957,226	$2,009,933	$1,907,575

Increase in NOI of U.S. Malls and Premium Outlets that are comparable properties	5.9%		5.4%

(1)
NOI excluded from comparable property NOI relates to the Mills, community/lifestyle centers, international properties, other retail properties, The Mills Limited Partnership properties, any of our non-retail holdings, and results of our corporate and management company operations, NOI of U.S. Malls and Premium Outlets not owned and operated in both periods under comparison and excluded income noted in note 2 below.

(2)
Comparable properties are U.S. malls and Premium Outlets that were owned in both of the periods under comparison. Excludes lease termination income, interest income, land sale gains and the impact of significant redevelopment activities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

            Sensitivity Analysis.    We disclosed a quantitative and qualitative analysis regarding market risk in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2012.

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

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

            Through the period covered by this report, there were no material changes to the Risk Factors disclosed under Item 1A: Risk Factors in Part I of our 2012 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            During the quarter ended June 30, 2013, we issued an aggregate of 184,970 shares of common stock to limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership, as follows:

  •
  28,970 shares on June 4, 2013, and

  •
  156,000 shares on April 30, 2013.

            In each case, the issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

            There were no reportable purchases of equity securities during the quarter ended June 30, 2013.

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
Date: August 7, 2013