Form 10-Q
period 2013-09-30
SIMON PROPERTY GROUP INC /DE/
filed 2013-11-06
CIK 1063761

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, Simon Property Group, Inc. had 310,325,283 shares of common stock, par value $0.0001 per share and 8,000 shares of Class B common stock, par value $0.0001 per share outstanding.

Simon Property Group, Inc. and Subsidiaries

Form 10-Q

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS:
Investment properties at cost	$34,764,669	$34,252,521
Less — accumulated depreciation	9,804,069	9,068,388

	24,960,600	25,184,133
Cash and cash equivalents	1,099,321	1,184,518
Tenant receivables and accrued revenue, net	529,893	521,301
Investment in unconsolidated entities, at equity	1,991,900	2,108,966
Investment in Klépierre, at equity	1,971,230	2,016,954
Deferred costs and other assets	1,558,465	1,570,734

Total assets	$32,111,409	$32,586,606

LIABILITIES:
Mortgages and unsecured indebtedness	$22,729,654	$23,113,007
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,328,089	1,374,172
Cash distributions and losses in partnerships and joint ventures, at equity	842,062	724,744
Other liabilities	227,319	303,588

Total liabilities	25,127,124	25,515,511

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	179,792	178,006
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	44,472	44,719
Common stock, $0.0001 par value, 511,990,000 shares authorized, 313,976,863 and 313,658,419 issued and outstanding, respectively	31	31
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,197,939	9,175,724
Accumulated deficit	(3,218,890)	(3,083,190)
Accumulated other comprehensive loss	(76,702)	(90,900)
Common stock held in treasury at cost, 3,651,580 and 3,762,595 shares, respectively	(118,031)	(135,781)

Total stockholders' equity	5,828,819	5,910,603
Noncontrolling interests	975,674	982,486

Total equity	6,804,493	6,893,089

Total liabilities and equity	$32,111,409	$32,586,606

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE:
Minimum rent	$795,809	$759,039	$2,351,876	$2,207,334
Overage rent	56,511	51,170	134,458	110,277
Tenant reimbursements	367,702	342,443	1,059,834	979,300
Management fees and other revenues	33,613	32,294	95,156	92,928
Other income	48,621	43,671	112,553	145,813

Total revenue	1,302,256	1,228,617	3,753,877	3,535,652

EXPENSES:
Property operating	126,706	132,378	354,094	353,136
Depreciation and amortization	326,073	310,244	961,344	907,217
Real estate taxes	113,145	105,694	332,259	311,173
Repairs and maintenance	27,747	26,556	84,579	78,862
Advertising and promotion	30,725	28,114	81,343	77,762
Provision for (recovery of) credit losses	2,774	(1,180)	4,207	5,271
Home and regional office costs	34,171	27,057	106,021	95,019
General and administrative	14,546	14,165	44,476	42,787
Other	25,804	20,636	62,411	58,424

Total operating expenses	701,691	663,664	2,030,734	1,929,651

OPERATING INCOME	600,565	564,953	1,723,143	1,606,001
Interest expense	(284,491)	(288,896)	(849,482)	(835,532)
Income and other taxes	(7,768)	(3,904)	(29,943)	(9,872)
Income from unconsolidated entities	47,916	37,129	158,663	96,613
Gain (loss) upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	11,071	(2,911)	99,906	491,926

CONSOLIDATED NET INCOME	367,293	306,371	1,102,287	1,349,136
Net income attributable to noncontrolling interests	54,784	50,616	165,035	230,857
Preferred dividends	834	834	2,503	2,503

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$311,675	$254,921	$934,749	$1,115,776

BASIC EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.00	$0.84	$3.01	$3.71

DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.00	$0.84	$3.01	$3.71

Consolidated Net Income	$367,293	$306,371	$1,102,287	$1,349,136
Unrealized (loss) gain on derivative hedge agreements	(4,378)	(8,555)	897	(5,450)
Net loss reclassified from accumulated other comprehensive income into earnings	2,566	5,187	6,642	15,440
Currency translation adjustments	32,515	9,138	10,603	(12,374)
Changes in available-for-sale securities and other	(773)	16,573	(1,588)	40,442

Comprehensive income	397,223	328,714	1,118,841	1,387,194
Comprehensive income attributable to noncontrolling interests	59,089	56,077	167,391	239,427

Comprehensive income attributable to common stockholders	$338,134	$272,637	$951,450	$1,147,767

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,102,287	$1,349,136
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	991,715	940,310
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(99,906)	(491,926)
Straight-line rent	(32,906)	(27,447)
Equity in income of unconsolidated entities	(158,663)	(96,613)
Distributions of income from unconsolidated entities	143,202	114,508
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	22,528	57,479
Deferred costs and other assets	(46,537)	(69,553)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	7,173	51,251

Net cash provided by operating activities	1,928,893	1,827,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(308,635)	(3,690,778)
Funding of loans to related parties	(62,689)	(18,613)
Repayments from loans to related parties	—	92,600
Capital expenditures, net	(628,577)	(589,671)
Cash from acquisitions and cash impact from the consolidation and deconsolidation of properties	—	91,170
Net proceeds from sale of assets	248,495	380,946
Investments in unconsolidated entities	(113,428)	(145,559)
Purchase of marketable and non-marketable securities	(39,945)	(179,887)
Proceeds from sale of marketable and non-marketable securities	47,495	—
Repayments of loans held for investment	—	163,908
Distributions of capital from unconsolidated entities and other	460,071	151,855

Net cash used in investing activities	(397,213)	(3,744,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	181	1,213,715
Redemption of limited partner units	—	(248,000)
Distributions to noncontrolling interest holders in properties	(7,393)	(9,534)
Contributions from noncontrolling interest holders in properties	5,684	2,107
Preferred distributions of the Operating Partnership	(1,436)	(1,436)
Preferred dividends and distributions to stockholders	(1,072,782)	(903,426)
Distributions to limited partners	(179,855)	(181,084)
Proceeds from issuance of debt, net of transaction costs	1,242,868	5,127,045
Repayments of debt	(1,604,144)	(3,428,441)

Net cash (used in) provided by financing activities	(1,616,877)	1,570,946

DECREASE IN CASH AND CASH EQUIVALENTS	(85,197)	(345,938)
CASH AND CASH EQUIVALENTS, beginning of period	1,184,518	798,650

CASH AND CASH EQUIVALENTS, end of period	$1,099,321	$452,712

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of September 30, 2013, we owned or held an interest in 312 income-producing properties in the United States, which consisted of 158 malls, 66 Premium Outlets, 64 community/lifestyle centers, 13 Mills, and 11 other shopping centers or outlet centers in 38 states and Puerto Rico. Internationally, as of September 30, 2013, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, one Premium Outlet in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, as of September 30, 2013, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

2.    Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

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

            As of September 30, 2013, we consolidated 220 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 89 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 71 of the 89 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Canada, Mexico, and Malaysia comprise 15 of the remaining 18 properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner.

            Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests held by limited partners, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to third parties and to us based on the partners' respective weighted average ownership interests in the Operating Partnership. Net operating results of the Operating Partnership attributable to third parties are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in the Operating Partnership was 85.6% and 83.3% for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, our ownership interest in the Operating Partnership was 85.6%. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in the Operating Partnership.

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

  Marketable and Non-Marketable Securities

            Marketable securities consist primarily of investments of our captive insurance subsidiaries, our deferred compensation plan investments, and certain other investments.

            The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment charge is recorded and a new cost basis is established. Subsequent changes are then recognized through other comprehensive income (loss) unless another other-than-temporary impairment is deemed to have occurred. Net unrealized gains recorded in accumulated other comprehensive income (loss) as of September 30, 2013 and December 31, 2012 were approximately $1.0 million and $2.6 million, respectively, which represent the valuation and related currency adjustments for our marketable securities. Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited.

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

            At September 30, 2013 and December 31, 2012, we also had investments of $16.5 million and $24.9 million, respectively, which must be used to fund the debt service requirements of mortgage debt related to an investment property that we sold. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

            At September 30, 2013 and December 31, 2012, we had investments of $118.8 million and $98.9 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no adjustment in the carrying value was required.

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

            We had investments in three mortgage and mezzanine loans that were repaid in their entirety during 2012. For the nine months ended September 30, 2012, we earned $6.8 million in interest income on these loans.

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

            We held marketable securities that totaled $141.7 million and $170.2 million at September 30, 2013 and December 31, 2012, respectively, that were primarily classified as having Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $4.6 million and $1.5 million at September 30, 2013 and December 31, 2012, respectively, and a gross asset value of $4.1 million and $3.0 million at September 30, 2013 and December 31, 2012, respectively. We also have interest rate cap agreements with nominal values.

            Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs. Notes 5 and 9 include discussion of the fair values recorded in purchase accounting and impairment, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment include our estimations of net operating results of the property, capitalization rates and discount rates.

  Noncontrolling Interests and Temporary Equity

            Details of the carrying amount of our noncontrolling interests are as follows:

	As of September 30, 2013	As of December 31, 2012
Limited partners' interests in the Operating Partnership	$971,488	$983,363
Nonredeemable noncontrolling deficit interests in properties, net	4,186	(877)

Total noncontrolling interests reflected in equity	$975,674	$982,486

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

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Noncontrolling interests, beginning of period	$971,498	$1,185,418	$982,486	$894,622
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	52,339	47,668	157,100	222,986
Distributions to noncontrolling interest holders	(60,197)	(62,149)	(180,104)	(181,354)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized (loss) gain on derivative hedge agreements	(629)	1,327	111	2,333
Net loss reclassified from accumulated other comprehensive loss into earnings	369	517	955	2,233
Currency translation adjustments	4,676	2,716	1,518	(717)
Changes in available-for-sale securities and other	(111)	902	(228)	4,721

	4,305	5,462	2,356	8,570

Adjustment to limited partners' interest from change in ownership in the Operating Partnership	(8,841)	(38,715)	(19,422)	117,584
Units exchanged for common shares	(59)	(129,783)	(6,041)	(133,801)
Units redeemed	—	(38,904)	—	(38,904)
Purchase of noncontrolling interests and other	16,629	10,367	39,299	89,661

Noncontrolling interests, end of period	$975,674	$979,364	$975,674	$979,364

  Accumulated Other Comprehensive Income (Loss)

            The changes in accumulated other comprehensive income (loss) net of noncontrolling interest by component consisted of the following as of September 30, 2013:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains on marketable securities	Total
Beginning balance	$(26,220)	$(66,917)	$2,237	$(90,900)
Other comprehensive income (loss) before reclassifications	9,085	786	(1,360)	8,511
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,687	—	5,687

Net current-period other comprehensive income (loss)	9,085	6,473	(1,360)	14,198

Ending balance	$(17,135)	$(60,444)	$877	$(76,702)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of September 30, 2013:

Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Accumulated derivative losses, net
	$(6,642)	Interest expense
	955	Net income attributable to noncontrolling interests

$(5,687)

  Derivative Financial Instruments

            We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have designated a derivative as a hedge and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may use a variety of derivative financial instruments in the normal course of business to selectively manage or hedge a portion of the risks associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there is no significant ineffectiveness from any of our derivative activities. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract. We have no credit-risk-related hedging or derivative activities.

            As of September 30, 2013, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$492.2 million
Interest Rate Caps	5	$249.4 million

            The carrying value of our interest rate swaps, at fair value, was a liability balance of $4.6 million and $1.5 million at September 30, 2013 and December 31, 2012, respectively, and is included in other liabilities. The interest rate caps were of nominal value at September 30, 2013 and December 31, 2012 and we generally do not apply hedge accounting to these arrangements.

            We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥1.7 billion remains as of September 30, 2013 for all forward contracts that we expect to receive through January 5, 2015. The September 30, 2013 asset balance related to these forward contracts was $4.1 million and is included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $70.6 million and $78.1 million as of September 30, 2013 and December 31, 2012, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income attributable to Common Stockholders — Basic and Diluted	$311,675	$254,921	$934,749	$1,115,776

Weighted Average Shares Outstanding — Basic	310,332,777	304,107,489	310,194,789	301,029,029
Effect of stock options	—	1,070	67	1,077

Weighted Average Shares Outstanding — Diluted	310,332,777	304,108,559	310,194,856	301,030,106

            For the nine months ended September 30, 2013, potentially dilutive securities include stock options, units that are exchangeable for common stock and long-term incentive performance, or LTIP, units granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. The only securities that had a dilutive effect for the nine months ended September 30, 2013 and 2012 were stock options. We accrue dividends when they are declared.

5.    Investment in Unconsolidated Entities

  Real Estate Joint Ventures and Investments

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties. We held joint venture ownership interests in 74 properties in the United States as of September 30, 2013 and 78 properties as of December 31, 2012. We held interests in nine joint venture properties in Japan as of September 30, 2013 and eight joint venture properties as of December 31, 2012. We held interests in three joint venture properties in South Korea as of September 30, 2013 and two as of December 31, 2012. At September 30, 2013 and December 31, 2012, we also held interests in one joint venture property in Mexico and one joint venture property in Malaysia. On August 1, 2013, our first joint venture property in Canada opened. We account for these joint venture properties using the equity method of accounting. As discussed below, on January 9, 2012, we sold our interest in Gallerie Commerciali Italia, S.p.A,, or GCI, which at the time owned 45 properties located in Italy. On March 14, 2012, we purchased a 28.7% equity stake in Klépierre. On May 21, 2012, Klépierre paid a dividend, which we elected to receive in additional shares, resulting in an increase in our ownership to approximately 28.9%.

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

            We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of September 30, 2013 and December 31, 2012, we had construction loans and other advances to related parties totaling $103.6 million and $25.4 million, respectively, which are included in deferred costs and other assets.

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

            The consolidation of the previously unconsolidated properties resulted in a remeasurement of our previously held interests in these nine newly consolidated properties to fair value and recognition of a corresponding non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million for the excess of carrying value of our remaining investment in SPG-FCM over its estimated fair value. The gain on the transaction and impairment charge are included in gain (loss) upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net, in the accompanying consolidated statements of operations and comprehensive income. The assets and liabilities of the newly consolidated properties acquired in the Mills transaction have been reflected at their estimated fair value at the acquisition date.

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

  European Investments

            At September 30, 2013, we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $43.25 per share. At the date of purchase on March 14, 2012, our excess investment in Klépierre was approximately $1.2 billion which we have allocated to the underlying investment property, other assets and liabilities based on estimated fair value. Our share of net income, net of amortization of our excess investment, was $23.8 million for the nine months ended September 30, 2013. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $1.1 billion, $538.6 million and $231.5 million, respectively, for the nine months ended September 30, 2013. Our share of net income, net of the amortization of our excess investment, was $4.7 million from the acquisition date through September 30, 2012.

            During the second quarter of 2013, we signed a definitive agreement to form one or more joint ventures to invest in certain existing designer outlets, development projects, and the property management and development companies of McArthurGlen, an owner, developer and manager of designer outlets in Europe. As of September 30, 2013, we had made equity investments and advances and funded our share of development costs of approximately $73.9 million, which included the acquisition of a noncontrolling 50% ownership interest in the property management and development companies, a 45% ownership interest in a development project, and a 22.5% interest in Ashford Designer Outlets in Kent, UK. On October 16, 2013, we completed the transactions contemplated by our previously announced definitive agreement by acquiring interests in four existing McArthurGlen outlets — Parndorf (Vienna, Austria), La Reggia (Naples, Italy), Noventa di Piave (Venice, Italy) and Roermond (Roermond, the Netherlands) for cash consideration of €327.5 million ($444.1 million USD equivalent). Our noncontrolling ownership interests in these four centers range from 60% to 90%.

            We also have a minority interest in Value Retail PLC, which owns and operates nine luxury outlets throughout Europe and a direct minority ownership in three of those outlets. These investments are accounted for under the cost method. At September 30, 2013 and December 31, 2012, the carrying value of these investments was $115.4 and $95.5 million, respectively, and is included in deferred costs and other assets.

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

  Asian Joint Ventures

            We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $276.2 million and $314.2 million as of September 30, 2013 and December 31, 2012, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $70.7 million and $62.9 million as of September 30, 2013 and December 31, 2012, respectively; including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our equity method investments and share of income from such investments, excluding Klépierre, follows. We acquired additional controlling interests in nine properties in the Mills transaction on March 22, 2012. These previously unconsolidated properties became consolidated properties as of their acquisition date. During 2012, we disposed of our joint venture interests in one mall and three retail properties. The results of operations of the properties for all of these 2012 transactions are classified as gain (loss) from operations of discontinued joint venture interests in the accompanying joint venture statements of operations. In 2013, we disposed of two retail properties. The gain on disposal is reported in gain (loss) on disposal of discontinued operations, net in the accompanying joint venture statements of operations. Balance sheet information for these investments is as follows:

	September 30, 2013	December 31, 2012
BALANCE SHEETS
Assets:
Investment properties, at cost	$14,828,264	$14,607,291
Less — accumulated depreciation	5,144,189	4,926,511

	9,684,075	9,680,780
Cash and cash equivalents	653,185	619,546
Tenant receivables and accrued revenue, net	270,770	252,774
Investment in unconsolidated entities, at equity	38,669	39,589
Deferred costs and other assets	442,831	438,399

Total assets	$11,089,530	$11,031,088

Liabilities and Partners' Deficit:
Mortgages	$11,979,021	$11,584,863
Accounts payable, accrued expenses, intangibles, and deferred revenue	723,143	672,483
Other liabilities	394,461	447,132

Total liabilities	13,096,625	12,704,478
Preferred units	67,450	67,450
Partners' deficit	(2,074,545)	(1,740,840)

Total liabilities and partners' deficit	$11,089,530	$11,031,088

Our Share of:
Partners' deficit	$(943,037)	$(799,911)
Add: Excess Investment	2,092,875	2,184,133

Our net Investment in unconsolidated entities, at equity	$1,149,838	$1,384,222

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
STATEMENT OF OPERATIONS
Revenue:
Minimum rent	$408,204	$370,183	$1,201,748	$1,091,701
Overage rent	40,784	44,002	128,565	128,622
Tenant reimbursements	197,494	176,544	569,044	508,698
Other income	40,903	34,754	122,505	121,686

Total revenue	687,385	625,483	2,021,862	1,850,707
Operating Expenses:
Property operating	125,329	125,162	364,494	351,963
Depreciation and amortization	135,457	125,828	389,843	375,280
Real estate taxes	55,374	45,068	160,152	132,618
Repairs and maintenance	15,653	15,418	48,156	45,269
Advertising and promotion	14,141	11,706	44,164	39,600
Provision for (recovery of) credit losses	192	(646)	1,772	(247)
Other	37,948	36,089	110,129	128,134

Total operating expenses	384,094	358,625	1,118,710	1,072,617

Operating Income	303,291	266,858	903,152	778,090
Interest expense	(151,579)	(148,891)	(453,573)	(451,581)

Income from Continuing Operations	151,712	117,967	449,579	326,509
Gain (loss) from operations of discontinued joint venture interests	7	(1,978)	(339)	(20,769)
Gain (loss) on disposal of discontinued operations, net	6,580	(4,904)	24,936	(4,904)

Net Income	$158,299	$111,085	$474,176	$300,836

Third-party investors' share of net income	$85,211	$66,308	$263,926	$163,108

Our share of net income	73,088	44,777	210,250	137,728
Amortization of excess investment	(25,733)	(21,726)	(75,415)	(55,059)
Our share of loss on sale or disposal of assets and interests in unconsolidated entities, net	—	9,245	—	9,245

Income from unconsolidated entities	$47,355	$32,296	$134,835	$91,914

            Our share of income from unconsolidated entities in the above table, aggregated with our share of the results of Klépierre, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.

6.    Debt

  Unsecured Debt

            At September 30, 2013, our unsecured debt consisted of $12.9 billion of senior unsecured notes of the Operating Partnership, $1.2 billion outstanding under our $4.0 billion unsecured revolving credit facility, or Credit Facility, $227.6 million outstanding under our $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and $240.0 million outstanding under an unsecured term loan. The entire balance on the Credit Facility at September 30, 2013 consisted of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

            On September 30, 2013, we had an aggregate available borrowing capacity of $4.5 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the nine months ended September 30, 2013 was $1.6 billion and the weighted average outstanding balance was $1.4 billion. Letters of credit of $45.0 million were outstanding under the two credit facilities as of September 30, 2013.

            The Credit Facility's initial borrowing capacity of $4.0 billion can be increased at our sole option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. As of September 30, 2013, the base interest rate on the Credit Facility was LIBOR plus 95 basis points (reflects a five basis point reduction effective May 16, 2013) with an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

            The Supplemental Facility's borrowing capacity of $2.0 billion can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. As of September 30, 2013, the base interest rate on the Supplemental Facility was LIBOR plus 95 basis points (reflects a five basis point reduction effective May 16, 2013) with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings.

            During the nine months ended September 30, 2013, we redeemed at par or repaid at maturity $504.5 million of senior unsecured notes with fixed rates ranging from 5.30% to 7.18% with cash on hand. In addition, we repaid a $240.0 million mortgage loan with the proceeds from a $240.0 million unsecured term loan. The term loan has a capacity of up to $300.0 million, bears interest at LIBOR plus 110 basis points and matures on February 28, 2016 with two available one-year extension options.

            On October 2, 2013, the Operating Partnership issued €750.0 million ($1.0 billion USD equivalent) of senior unsecured notes at a fixed interest rate of 2.375% with a maturity date of October 2, 2020. Proceeds from the unsecured notes offering were used to pay down a portion of Euro-denominated borrowings on the Credit Facility and the acquisition of various assets in the McArthurGlen transactions further discussed in Note 5. These notes are designated as a net investment hedge of our Euro-denominated international investments.

  Mortgage Debt

            Total mortgage indebtedness was $8.1 billion and $8.0 billion at September 30, 2013 and December 31, 2012, respectively.

  Covenants

            Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2013, we were in compliance with all covenants of our unsecured debt.

            At September 30, 2013, we or our subsidiaries are the borrowers under 79 non-recourse mortgage notes secured by mortgages on 79 properties, including seven separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 27 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At September 30, 2013, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness was $20.7 billion and $21.0 billion as of September 30, 2013 and December 31, 2012, respectively. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
Fair value of fixed-rate mortgages and unsecured indebtedness	$22,140	$23,373
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.55%	3.24%

7.    Equity

            During the nine months ended September 30, 2013, we issued 321,354 shares of common stock to 10 limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.

  Stock Based Compensation

            Awards under our stock based compensation plans primarily take the form of LTIP units and restricted stock grants made under The Simon Property Group, L.P. 1998 Stock Incentive Plan, or the Plan. These awards are all performance based and are based on various corporate and business unit performance measures as further described below. In the aggregate, we recorded compensation expense, net of capitalization, related to these stock based compensation arrangements of approximately $40.0 million and $35.1 million for the nine months ended September 30, 2013 and 2012, respectively, which is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.

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

            In the first quarter of 2011, the Compensation Committee determined the extent to which the performance measures had been achieved and 133,673 LTIP units were earned under the one-year 2010 LTIP program and, pursuant to the award agreements, vested in two equal installments in 2012 and 2013. In the first quarter of 2012, the Compensation Committee determined the extent to which the performance measures had been achieved and 337,006 LTIP units were earned under the two-year 2010 LTIP program and, pursuant to the award agreements, will vest in two equal installments in 2013 and 2014. In the first quarter of 2013, the Compensation Committee determined the extent to which the performance measures had been achieved and 489,654 LTIP units were earned under the three-year 2010 LTIP program and, pursuant to the award agreements entered into with program participants, the earned LTIP units will vest in two equal installments in 2014 and 2015, subject to the conditions described in those agreements.

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

            Restricted Stock.    The Compensation Committee awarded an aggregate of 107,528 shares of restricted stock to employees on February 25, 2013, April 1, 2013 and June 6, 2013 under the Plan, at a fair market value of $157.37 per share, $159.32 per share and $166.56 per share, respectively. On May 14, 2013, our non-employee Directors were awarded 3,487 shares of restricted stock under the Plan at a fair market value of $179.23 per. The fair market value of the restricted stock awarded on February 25, 2013, April 1, 2013 and June 6, 2013 is being recognized as expense over the three-year vesting service period. The fair market value of the restricted stock awarded on May 14, 2013 to our non-employee Directors is being recognized as expense over the one-year vesting service period.

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

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2013	$44,719	$31	$(90,900)	$9,175,724	$(3,083,190)	$(135,781)	$982,486	$6,893,089
Exchange of limited partner units for common shares				6,041			(6,041)	—
Issuance of limited partner units								—
Contributions from noncontrolling interest partners and other	(247)			(3,248)	(170)	17,750	39,299	53,384
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				19,422			(19,422)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,072,782)		(179,855)	(1,252,637)
Distributions to other noncontrolling interest partners							(249)	(249)
Comprehensive income, excluding $1,436 attributable to preferred interests in the Operating Partnership and $6,499 attributable to noncontrolling redeemable interests in properties in temporary equity			14,198		937,252		159,456	1,110,906

September 30, 2013	$44,472	$31	$(76,702)	$9,197,939	$(3,218,890)	$(118,031)	$975,674	$6,804,493

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

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of September 30, 2013 and December 31, 2012, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $179.2 million and $84.9 million, respectively (of which we have a right of recovery from our venture partners of $81.1 million and $38.6 million, respectively). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

9.    Real Estate Acquisitions and Dispositions

            During the first nine months of 2013, we increased our economic interest in three unconsolidated community centers and subsequently disposed of our interests in those properties. Additionally, we disposed of our interests in four consolidated retail properties and two unconsolidated retail properties. The aggregate gain recognized on these transactions was approximately $72.6 million. Also, during the third quarter of 2013, we disposed of our interest in an office property located in the Boston, Massachusetts area. The gain on the sale was $7.9 million which is included in other income in the accompanying consolidated statements of operations and comprehensive income.

            On May 30, 2013 we acquired a 100% interest in a 390,000 square foot outlet center located near Portland, Oregon for cash consideration of $146.7 million. The fair value of the acquisition was recorded primarily as investment property and lease related intangibles. As a result of the excess of fair value over amounts paid, we recognized a gain of approximately $27.3 million.

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

            On March 22, 2012, as discussed in Note 5, we acquired additional interests in 26 of our joint venture properties in a transaction valued at approximately $1.5 billion.

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

            Unless otherwise noted, gains and losses on the above transactions are included in gain (loss) upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense acquisition and potential acquisition costs related to business combinations and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the nine months ended September 30, 2013 and 2012.

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of September 30, 2013, we owned or held an interest in 312 income-producing properties in the United States, which consisted of 158 malls, 66 Premium Outlets, 64 community/lifestyle centers, 13 Mills, and 11 other shopping centers or outlet centers in 38 states and Puerto Rico. We have several Premium Outlets under development and have redevelopment and expansion projects, including the addition of anchors and big box tenants, underway at more than 35 properties in the U.S. and Asia. Internationally, as of September 30, 2013, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, one Premium Outlet in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, as of September 30, 2013, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

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

            We also grow by generating supplemental revenues from the following activities:

  •
  establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including payment systems (such as handling fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,

  •
  offering property operating services to our tenants and others, including waste handling and facility services, and the provision of energy services,

  •
  selling or leasing land adjacent to our properties, commonly referred to as "outlots" or "outparcels," and

  •
  generating interest income on cash deposits and investments in loans, including those made to related entities.

            We focus on high quality real estate across the retail real estate spectrum. We expand or redevelop properties to enhance profitability and market share of existing assets when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in markets we believe are not adequately served by existing retail outlets.

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

  Results Overview

            Diluted earnings per common share decreased $0.70 during the first nine months of 2013 to $3.01 from $3.71 for the same period last year. The decrease in diluted earnings per share was primarily attributable to:

  •
  a 2012 gain due to the acquisition of a controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net of $491.9 million, or $1.36 per diluted share, primarily driven by a non-cash gain of $488.7 million resulting from the remeasurement of our previously held interest to fair value for those properties in which we now have a controlling interest,

  •
  increased interest expense in 2013 as discussed below,

  •
  partially offset by a 2013 gain due to the sale or disposal of our interests in nine properties and the acquisition of a controlling interest in an outlet center of $99.9 million, or $0.28 per diluted share, and

  •
  improved operating performance and core business fundamentals in 2013 and the impact of our acquisition and expansion activity.

            Core business fundamentals during the first nine months of 2013 improved compared to the first nine months of 2012, primarily driven by higher tenant sales and strong leasing activity. Our share of portfolio NOI grew by 10.3% for the nine month period in 2013 over the prior year period. Comparable property NOI also grew 5.2% for our portfolio of U.S. malls and Premium Outlets. Total sales per square foot, or psf, increased 3.0% from $562 psf at September 30, 2012 to $579 psf at September 30, 2013 for the U.S. malls and Premium Outlets. Average base minimum rent for U.S. malls and Premium Outlets increased 3.5% to $41.73 psf as of September 30, 2013, from $40.33 psf as of September 30, 2012. Releasing spreads remained positive in the U.S. malls and Premium Outlets as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $8.05 psf ($61.07 openings compared to $53.02 closings) as of September 30, 2013, representing a 15.2% increase over expiring payments. Ending occupancy for the U.S. malls and Premium Outlets was 95.5% as of September 30, 2013, as compared to 94.6% as of September 30, 2012, an increase of 90 basis points.

            Our effective overall borrowing rate at September 30, 2013 decreased 24 basis points to 4.91% as compared to 5.15% at September 30, 2012. This decrease was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 28 basis points (5.28% at September 30, 2013 as compared to 5.56% at September 30, 2012) combined with a decrease in the effective overall borrowing rate on variable rate debt of 39 basis points (1.15% at September 30, 2013 as compared to 1.54% at September 30, 2012), offset in part by a shift in our debt portfolio to a greater percentage of fixed rate debt from variable rate debt. At September 30, 2013, the weighted average years to maturity of our consolidated indebtedness was 5.6 years as compared to 5.9 years at December 31, 2012. Our financing activities for the nine months ended September 30, 2013, included the redemption at par or repayment at maturity of $504.5 million of senior unsecured notes with fixed rates ranging from 5.30% to 7.18%, a repayment of $145.0 million on our $4.0 billion unsecured revolving credit facility, or Credit Facility, and $250.0 million in new mortgage loan borrowings.

  United States Portfolio Data

            The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy, average base minimum rent per square foot, and total sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove disposed properties in the year of disposition. For comparative purposes, we separate the information related to community/lifestyle centers and The Mills from our other U.S. operations. We also do not include any properties located outside of the United States.

            The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	September 30, 2013	September 30, 2012	%/Basis Points Change(1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.6%	94.8%	+80 bps
Unconsolidated	94.9%	93.9%	+100 bps
Total Portfolio	95.5%	94.6%	+90 bps
Average Base Minimum Rent per Square Foot
Consolidated	$39.56	$38.23	3.5%
Unconsolidated	$49.40	$48.70	1.4%
Total Portfolio	$41.73	$40.33	3.5%
Total Sales per Square Foot
Consolidated	$559	$543	2.9%
Unconsolidated	$663	$648	2.3%
Total Portfolio	$579	$562	3.0%
The Mills:
Ending Occupancy	98.3%	97.2%	+110 bps
Average Base Minimum Rent per Square Foot	$23.46	$22.20	5.7%
Total Sales per Square Foot	$521	$505	3.2%
Community/Lifestyle Centers:
Ending Occupancy	94.3%	94.3%	—
Average Base Minimum Rent per Square Foot	$14.43	$13.97	3.3%

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

  Current Leasing Activities

            During the nine months ended September 30, 2013, we signed 896 new leases and 1,345 renewal leases with a fixed minimum rent (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing and relocation) across our U.S. malls and Premium Outlets portfolio, comprising approximately 6.6 million square feet of which 5.2 million square feet related to consolidated properties. During the comparable period in 2012, we signed 912 new leases and 1,582 renewal leases, comprising approximately 8.0 million square feet of which 6.0 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $44.43 per square foot in 2013 and $39.03 per square foot in 2012 with an average tenant allowance on new leases of $31.29 per square foot and $35.65 per square foot, respectively.

  International Property Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	September 30, 2013	September 30, 2012	%/Basis point Change
Ending Occupancy	99.6%	99.8%	-20 bps
Total Sales per Square Foot	¥90,013	¥87,779	2.55%
Average Base Minimum Rent per Square Foot	¥4,842	¥4,793	1.02%

Results of Operations

            In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  During the nine months ended September 30, 2013, we disposed of our interest in two malls and two community centers.

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

            In addition to the activities discussed above and in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  During the nine months ended September 30, 2013, we increased our economic interest in three community centers and subsequently disposed of our interests in those properties. We also disposed of our interest in two retail properties.

  •
  On August 29, 2013, we and our partner, Shinsegae Group, opened Busan Premium Outlets, a 360,000 square foot outlet located in Busan, South Korea.

  •
  On August 22, 2013, we and our partner opened St. Louis Premium Outlets, a 350,000 square foot outlet center. This new center is a joint venture with Woodmont Outlets, in which we have a 60% noncontrolling interest.

  •
  On August 1, 2013, we and our partner, Calloway Real Estate Investment Trust, opened Toronto Premium Outlets in Canada, a 360,000 square foot outlet center.

  •
  On April 19, 2013, we and our partner, Mitsubishi Estate Co., LTD., opened Shisui Premium Outlets, a 235,000 square foot outlet center located in Shisui (Chiba), Japan.

  •
  During 2012, we disposed of our interests in three retail properties and one mall.

  •
  On December 31, 2012, we contributed The Shops at Mission Viejo, a wholly-owned property, to a newly formed joint venture in exchange for an interest in Woodfield Mall, a property contributed to the same joint venture by our joint venture partner.

  •
  On October 19, 2012, we opened Tanger Outlets in Galveston/Houston, a 350,000 square foot upscale outlet center located in Texas City, Texas. This new center is a joint venture with Tanger Factory Outlet Centers, Inc. in which we have a 50% noncontrolling interest.

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

  •
  On January 6, 2012, we acquired an additional 25% interest in Del Amo Fashion Center.

            For the purposes of the following comparison between the three month and nine month periods ended September 30, 2013 and 2012, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both of the periods under comparison.

  Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

            Minimum rents increased $36.8 million during 2013, of which the property transactions accounted for $15.3 million of the increase. Comparable rents increased $21.5 million, or 3.2%, primarily attributable to a $21.3 million increase in base minimum rents. Overage rents increased $5.3 million, or 10.4%, as a result of the property transactions and an increase in tenant sales in 2013 at the comparable properties compared to 2012 of $3.6 million.

            Tenant reimbursements increased $25.3 million, due to a $6.2 million increase attributable to the property transactions and a $19.1 million, or 6.5%, increase in the comparable properties primarily due to real estate tax reimbursements and annual increases related to common area maintenance.

            Total other income increased $5.0 million, principally as a result of the following:

  •
  a $7.9 million gain on the sale of a non-retail office building,

  •
  a $2.3 million increase in land sale activity, and

  •
  a $2.0 million increase of net other activity,

  •
  partially offset by a $7.2 million decrease in interest income primarily related to the repayment of related party loans and loans held for investment.

            Depreciation and amortization expense increased $15.8 million primarily due to the additional depreciable assets related to the property transactions.

            Home and regional office costs increased $7.1 million primarily related to higher personnel costs.

            Other expenses increased $5.2 million of which $1.8 million of the increase is attributable to the property transactions and $3.4 million related primarily to increased legal and professional fees.

            Interest expense decreased $4.4 million primarily as a result of the repayment of debt. We repaid $108.4 million of mortgages at 12 properties in the third and fourth quarters of 2012, $504.5 million of unsecured notes in 2013 and $106.1 million of unsecured notes in the third quarter of 2012, and $145.0 million on the US dollar tranche of the Credit Facility in the first quarter of 2013 and $520.0 million on such tranche in the fourth quarter of 2012. These decreases were partially offset by the issuance of unsecured notes in the fourth quarter of 2012, $250.0 million in new mortgage loan borrowings during 2013 and the net impact of 2013 refinancing activity.

            Income and other taxes increased $3.9 million primarily due to taxes related to certain of our international investments and an increase in state income taxes.

            Income from unconsolidated entities increased $10.8 million primarily due to favorable results of operations from joint venture properties and our acquisition and expansion activity.

            During the quarter ended September 30, 2013, we disposed of our interest in one mall, one community center and one retail property resulting in an aggregate gain of $11.1 million. During the quarter ended September 30, 2012, we disposed of our interest in four unconsolidated properties and two community centers resulting in an aggregate loss of $2.9 million.

            Net income attributable to noncontrolling interests increased $4.2 million due to an increase in the net income of the Operating Partnership.

  Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

            Minimum rents increased $144.5 million during the 2013 period, of which the property transactions accounted for $86.4 million of the increase. Comparable rents increased $58.1 million, or 2.9%, primarily attributable to a $58.7 million increase in base minimum rents. Overage rents increased $24.2 million, or 21.9%, as a result of the property transactions and an increase in tenant sales at the comparable properties in 2013 compared to 2012 of $17.4 million.

            Tenant reimbursements increased $80.5 million, due to a $35.5 million increase attributable to the property transactions and a $45.0 million, or 5.2%, increase in the comparable properties primarily due to real estate tax reimbursements and annual increases related to common area maintenance.

            Total other income decreased $33.3 million, principally as a result of the following:

  •
  a $16.6 million decrease in interest income primarily related to the repayment of related party loans and loans held for investment,

  •
  a $12.1 million gain on the sale of our investments in two multi-family residential facilities in the second quarter of 2012, and

  •
  an $8.6 million decrease in lease settlement income due to a higher number of terminated leases in 2012,

  •
  partially offset by a $7.9 million gain on the sale of a non-retail office building in 2013.

            Property operating expense increased $1.0 million primarily due to a $8.3 million increase related to the property transactions, offset by a $7.3 million decrease related to the comparable properties as a result of our ongoing cost savings efforts.

            Depreciation and amortization expense increased $54.1 million primarily due to the additional depreciable assets related to the property transactions.

            Real estate tax expense increased $21.1 million primarily due to an $11.4 million increase related to the property transactions.

            Repairs and maintenance expense increased $5.7 million primarily as a result of increased snow removal costs compared to the prior year period.

            Home and regional office costs increased $11.0 million primarily related to higher personnel costs.

            Other expenses increased $4.0 million primarily due to increased legal and professional fees.

            Interest expense increased $14.0 million primarily due to an increase of $22.1 million related to the property transactions, borrowings on the Euro tranche of the Credit Facility in the first quarter of 2012, the issuance of unsecured notes in the first and fourth quarters of 2012 and $250.0 million in new mortgage loan borrowings during 2013. These increases were partially offset by the net impact of 2013 refinancing activity and the following repayments: $536.2 million of mortgages at 19 properties in 2012, $504.5 million of unsecured notes in 2013 and $231.0 million of unsecured notes in 2012 and the repayment of $145.0 million on the US dollar tranche of the Credit Facility in the first quarter of 2013 and $520.0 million on such tranche in the fourth quarter of 2012.

            Income and other taxes increased $20.1 million due to taxes related to certain of our international investments and an increase in state income taxes.

            Income from unconsolidated entities increased $62.1 million primarily due to the increase in ownership in the joint venture properties acquired as part of the Mills transaction, the 2012 acquisition of an equity stake in Klépierre, our acquisition and expansion activity and favorable results of operations from joint venture properties.

            During the nine months ended September 30, 2013, we increased our economic interest in three unconsolidated community centers and subsequently disposed of our interests in those properties. Additionally, we disposed of our interest in two community centers, two malls, two retail properties and recorded a gain on the acquisition of an outlet center. The aggregate gain recognized on these transactions was approximately $99.9 million. During 2012, we disposed of our interest in GCI, four unconsolidated properties and two community centers for a net gain of $25.6 million and acquired a controlling interest in nine properties previously accounted for under the equity method in the Mills transaction which resulted in the recognition of a non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million on our remaining investment in SPG-FCM Ventures, LLC, or SPG-FCM, which holds our investment in TMLP, representing the excess of carrying value over the estimated fair value.

            Net income attributable to noncontrolling interests decreased $65.8 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

            Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. We minimize the use of floating rate debt and may enter into floating rate to fixed rate interest rate swaps. Floating rate debt currently comprises only 8.9% of our total consolidated debt at September 30, 2013. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.4 billion during the nine months ended September 30, 2013. In addition, the Credit Facility and the $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under each of these facilities can be increased at our sole option as discussed further below.

            Our balance of cash and cash equivalents decreased $85.2 million during the first nine months of 2013 to $1.1 billion as of September 30, 2013 as further discussed under "Cash Flows" below.

            On September 30, 2013, we had an aggregate available borrowing capacity of $4.5 billion under the two credit facilities, net of outstanding borrowings of $1.4 billion and letters of credit of $45.0 million. For the nine months ended September 30, 2013, the maximum amount outstanding under the two credit facilities was $1.6 billion and the weighted average amount outstanding was $1.4 billion. The weighted average interest rate was 1.05% for the nine months ended September 30, 2013.

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

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2013 totaled $2.4 billion. In addition, we had net repayments from our debt financing and repayment activities of $361.3 million in 2013. These activities are further discussed below under "Financing and Debt." During the first nine months of 2013, we or the Operating Partnership also:

  •
  funded the acquisition of an outlet center, an additional ownership interest in three community/lifestyle centers, deposits for the acquisition of an undeveloped land parcel and a long-term ground lease buyout, and an ownership interest in a European property management and development company and a related operating property for $308.6 million,

  •
  received proceeds of $248.5 million from the disposition of two malls and five community/lifestyle centers,

  •
  paid stockholder dividends and unitholder distributions totaling $1.3 billion,

  •
  funded consolidated capital expenditures of $628.6 million (includes development and other costs of $43.5 million, redevelopment and expansion costs of $397.7 million, and tenant costs and other operational capital expenditures of $187.4 million), and

  •
  funded investments in unconsolidated entities of $113.4 million and construction loans to joint ventures of $62.7 million.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and dividends to stockholders necessary to maintain our REIT qualification on a long-term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building redevelopments and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

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

Financing and Debt

  Unsecured Debt

            At September 30, 2013, our unsecured debt consisted of $12.9 billion of senior unsecured notes of the Operating Partnership, $1.2 billion outstanding under our $4.0 billion unsecured revolving credit facility, or Credit Facility, $227.6 million outstanding under our $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and $240.0 million outstanding under an unsecured term loan. The entire balance on the Credit

Facility at September 30, 2013 consisted of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

            On September 30, 2013, we had an aggregate available borrowing capacity of $4.5 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the nine months ended September 30, 2013 was $1.6 billion and the weighted average outstanding balance was $1.4 billion. Letters of credit of $45.0 million were outstanding under the two credit facilities as of September 30, 2013.

            The Credit Facility's initial borrowing capacity of $4.0 billion can be increased at our sole option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. As of September 30, 2013, the base interest rate on the Credit Facility was LIBOR plus 95 basis points (reflects a five basis point reduction effective May 16, 2013) with an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

            The Supplemental Facility's borrowing capacity of $2.0 billion can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. As of September 30, 2013, the base interest rate on the Supplemental Facility was LIBOR plus 95 basis points (reflects a five basis point reduction effective May 16, 2013) with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings.

            During the nine months ended September 30, 2013, we redeemed at par or repaid at maturity $504.5 million of senior unsecured notes with fixed rates ranging from 5.30% to 7.18% with cash on hand. In addition, we repaid a $240.0 million mortgage loan with the proceeds from a $240.0 million unsecured term loan. The term loan has a capacity of up to $300.0 million, bears interest at LIBOR plus 110 basis points and matures on February 28, 2016 with two available one-year extension options.

            On October 2, 2013, the Operating Partnership issued €750.0 million ($1.0 billion USD equivalent) of senior unsecured notes at a fixed interest rate of 2.375% with a maturity date of October 2, 2020. Proceeds from the unsecured notes offering were used to pay down a portion of Euro-denominated borrowings on the Credit Facility and the acquisition of various assets in the McArthurGlen transactions further discussed elsewhere in this report. These notes were designated as a net investment hedge of our Euro-denominated international investments.

  Mortgage Debt

            Total mortgage indebtedness was $8.1 billion and $8.0 billion at September 30, 2013 and December 31, 2012, respectively.

  Covenants

            Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2013, we were in compliance with all covenants of our unsecured debt.

            At September 30, 2013, we or our subsidiaries are the borrowers under 79 non-recourse mortgage notes secured by mortgages on 79 properties, including seven separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 27 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At September 30, 2013, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2013 and December 31, 2012, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of September 30, 2013	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2012	Effective Weighted Average Interest Rate
Fixed Rate	$20,697,484	5.28%	$21,077,358	5.33%
Variable Rate	2,032,170	1.15%	2,035,649	1.40%

	$22,729,654	4.91%	$23,113,007	4.99%

  Contractual Obligations

            There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2012 Annual Report on Form 10-K.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2013, for the remainder of 2013 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2013	2014-2015	2016-2017	After 2017	Total
Long Term Debt(1)	$18,838	$4,057,573	$8,870,457	$9,746,151	$22,693,019
Interest Payments(2)	$278,741	$1,958,691	$1,282,333	$2,577,542	$6,097,307

(1)
Represents principal maturities only and therefore, excludes net premiums of $36,635.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2013.

  Off-Balance Sheet Arrangements

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2013, the Operating Partnership had guaranteed $179.2 million of joint venture related mortgage indebtedness (of which we have a right of recovery from our venture partners of $81.1 million). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Acquisitions and Dispositions

            Buy-sell, marketing rights, and other exit mechanisms are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. We and our partners in our joint venture properties may initiate these provisions (subject to any applicable lock up or similar restrictions). If we determine it is in our stockholders' best interests for us to purchase the joint venture interest and we have adequate liquidity to execute the purchase without hindering our cash flows, then we may initiate these provisions or elect to buy our partner's interest. If we decide to sell any of our joint venture interests, we expect to use the net proceeds to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

            Acquisitions.    During the second quarter of 2013, we signed a definitive agreement to form one or more joint ventures to invest in certain existing designer outlets, development projects, and the property management and development companies of McArthurGlen, an owner, developer and manager of designer outlets in Europe. As of September 30, 2013, we had made equity investments and advances and funded our share of development costs of approximately $73.9 million, which included the acquisition of a noncontrolling 50% ownership interest in the property management and development companies, a 45% ownership interest in a development project, and a 22.5% interest in Ashford Designer Outlets in Kent, UK. On October 16, 2013, we completed the transactions contemplated by our previously announced definitive agreement by acquiring interests in four existing McArthurGlen outlets — Parndorf (Vienna, Austria), La Reggia (Naples, Italy), Noventa di Piave (Venice, Italy) and Roermond (Roermond, the Netherlands) for cash consideration of €327.5 million ($444.1 million USD equivalent). Our noncontrolling ownership interests in these four centers range from 60% to 90%.

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

            On December 4, 2012, we acquired the remaining 50% noncontrolling equity interests in two previously consolidated outlet properties located in Grand Prairie, Texas, and Livermore, California, and, accordingly, we now own 100% of these properties. We paid consideration of $260.9 million for the additional interest in the properties, 90% of which was paid in cash and 10% of which was satisfied through the issuance of units of the Operating Partnership. In addition, the construction loans we had provided to the properties totaling $162.5 million were extinguished on a non-cash basis. The transaction was accounted for as an equity transaction, as the properties had been previously consolidated.

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

            During the first nine months of 2013, we increased our economic interest in three unconsolidated community centers and subsequently disposed of our interests in those properties. Additionally, we disposed of our interests in four consolidated retail properties and two unconsolidated retail properties. The aggregate gain recognized on these transactions was approximately $72.6 million. Also, during the third quarter of 2013, we disposed of our interest in an office property located in the Boston, Massachusetts area. The gain on the sale was $7.9 million which is included in other income in the consolidated statements of operations and comprehensive income.

Development Activity

            New Domestic Development.    During the third quarter of 2013, we began construction on Charlotte Premium Outlets, a 400,000 square foot project located in Charlotte, North Carolina. We own a 50% noncontrolling interest in this project, which is a joint venture with Tanger Factory Outlet Centers, Inc. The center is expected to open in July of 2014. Our estimated share of the cost of this project is $46.0 million.

            In addition, during the third quarter we began construction on Twin Cities Premium Outlets, a 410,000 square foot project located in Eagan, Minnesota. We own a 35% noncontrolling interest in this project. The center is expected to open in August of 2014. Our estimated share of the cost of this project is $38.0 million.

            On August 22, 2013, we opened St. Louis Premium Outlets, a 350,000 square foot upscale outlet center located in Chesterfield, Missouri. We own a 60% noncontrolling interest in this project, which is a joint venture with Woodmont Outlets. Our share of the cost of this new center was approximately $50.0 million. The center was 100% leased at opening.

            On April 4, 2013, we opened Phoenix Premium Outlets in Chandler, Arizona, a 360,000 square foot upscale outlet center. The cost of this new center, in which we have a 100% interest, was approximately $70.0 million. The center was 100% leased at opening.

            Domestic Expansions and Redevelopments.    We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. We also have reinstituted redevelopment and expansion initiatives which we had previously reduced given the downturn in the economy. Redevelopment and expansion projects, including the addition of anchors and big box tenants, are underway at more than 35 properties in the U.S.

            We expect our share of development costs for 2013 related to new development, redevelopment or expansion initiatives to be approximately $1.1 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 10-12% for all of our new development, expansion and redevelopment projects.

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2013 will be approximately $114.0 million, primarily funded through reinvested joint venture cash flow and construction loans.

            The following table describes these new development and expansion projects as well as our share of the estimated total cost as of September 30, 2013 (in millions):

Property	Location	Gross Leasable Area (sqft)	Our Ownership Percentage	Our Share of Projected Net Cost (in Local Currency)		Our Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Shisui Premium Outlets	Shisui (Chiba), Japan	235,000	40%	JPY	3,753	$38.1	Opened Apr. - 2013
Toronto Premium Outlets	Halton Hills (Ontario), Canada	360,000	50%	CAD	79.8	$77.4	Opened Aug. - 2013
Busan Premium Outlets	Busan, South Korea	360,000	50%	KRW	83,919	$78.0	Opened Aug. - 2013
Montreal Premium Outlets	Montreal (Quebec), Canada	360,000	50%	CAD	73.9	$71.6	Oct. - 2014
Vancouver Designer Outlets	Vancouver (British Columbia), Canada	215,000	45%	CAD	68.7	$66.7	Mar. - 2015
Expansions:
Paju Premium Outlets Phase 2	Gyeonggi Province, South Korea	100,000	50%	KRW	19,631	$17.1	Opened May - 2013
Johor Premium Outlets Phase 2	Johor, Malaysia	90,000	50%	MYR	24.1	$7.4	Nov. - 2013

Dividends

            We paid a common stock dividend of $1.15 per share in the third quarter of 2013. In October, our Board of Directors declared a cash dividend of $1.20 per share of common stock payable on November 29, 2013 to stockholders of record on November 15, 2013. We must pay a minimum amount of dividends to maintain our status as a REIT. Our dividends typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Our future dividends and future distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain our status as a REIT.

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

Non-GAAP Financial Measures

            Industry practice is to evaluate real estate properties in part based on performance measures such as FFO, diluted FFO per share, NOI and comparable property NOI. We believe that these non-GAAP measures are helpful to investors because they are widely recognized measures of the performance of REITs and provide a relevant basis for comparison among REITs. We also use these measures internally to measure the operating performance of our portfolio.

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

            The following schedule reconciles total FFO to consolidated net income and diluted net income per share to diluted FFO per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Funds from Operations	$802,750	$720,052	$2,310,931	$2,057,474

Increase in FFO from prior period	11.5%	18.8%	12.3%	16.9%

Consolidated Net Income	$367,293	$306,371	$1,102,287	$1,349,136
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	321,962	306,612	949,169	896,147
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	130,055	110,188	376,432	321,318
(Gain) loss upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(11,071)	2,911	(99,906)	(491,926)
Net income attributable to noncontrolling interest holders in properties	(1,958)	(2,464)	(6,517)	(6,427)
Noncontrolling interests portion of depreciation and amortization	(2,218)	(2,253)	(6,595)	(6,835)
Preferred distributions and dividends	(1,313)	(1,313)	(3,939)	(3,939)

FFO of the Operating Partnership	$802,750	$720,052	$2,310,931	$2,057,474
FFO allocable to limited partners	115,440	116,207	332,474	342,704

Dilutive FFO Allocable to Simon Property	$687,310	$603,845	$1,978,457	$1,714,770

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.00	$0.84	$3.01	$3.71
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, net of noncontrolling interests portion of depreciation and amortization	1.24	1.14	3.65	3.35
(Gain) loss upon acquisition of controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(0.03)	0.01	(0.28)	(1.36)

Diluted FFO per share	$2.21	$1.99	$6.38	$5.70

Basic weighted average shares outstanding	310,333	304,108	310,195	301,029
Adjustments for diluation calculation:
Effect of stock options	—	1	—	1

Diluted weighted average shares outstanding	310,333	304,109	310,195	301,030
Weighted average limited partnership units outstanding	52,122	58,524	52,127	60,162

Diluted weighted average shares and units outstanding	362,455	362,633	362,322	361,192

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$367,293	$306,371	$1,102,287	$1,349,136
Income and other taxes	7,768	3,904	29,943	9,872
Interest expense	284,491	288,896	849,482	835,532
Income from unconsolidated entities	(47,916)	(37,129)	(158,663)	(96,613)
(Gain) loss upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(11,071)	2,911	(99,906)	(491,926)

Operating Income	600,565	564,953	1,723,143	1,606,001
Depreciation and amortization	326,073	310,244	961,344	907,217

NOI of consolidated properties	$926,638	$875,197	$2,684,487	$2,513,218

Reconciliation of NOI of unconsolidated entities:
Net Income	$158,299	$111,085	$474,176	$300,836
Interest expense	151,579	148,891	453,573	451,581
(Gain) loss from operations of discontinued joint venture interests	(7)	1,978	339	20,769
(Gain) loss on disposal of discontinued operations, net	(6,580)	4,904	(24,936)	4,904

Operating Income	303,291	266,858	903,152	778,090
Depreciation and amortization	135,457	125,828	389,843	375,280

NOI of unconsolidated entities	$438,748	$392,686	$1,292,995	$1,153,370

Total consolidated and unconsolidated NOI from continuing operations	$1,365,386	$1,267,883	$3,977,482	$3,666,588

Adjustments to NOI:
NOI of discontinued unconsolidated properties	7	5,711	(339)	63,801

Total NOI of our portfolio	$1,365,393	$1,273,594	$3,977,143	$3,730,389

Change in NOI from prior period	7.2%	2.6%	6.6%	2.0%
Add: Our share of NOI from Klépierre	66,939	49,784	208,820	114,340
Less: Joint venture partners' share of NOI	237,045	221,930	702,241	685,114

Our share of NOI	$1,195,287	$1,101,448	$3,483,722	$3,159,615

Increase in our share of NOI from prior period	8.5%	16.7%	10.3%	14.1%
Total NOI of our portfolio	$1,365,393	$1,273,594	$3,977,143	$3,730,389
NOI from non comparable properties(1)	332,750	289,060	937,025	840,578

Total NOI of comparable properties(2)	$1,032,643	$984,534	$3,040,118	$2,889,811

Increase in NOI of U.S. Malls and Premium Outlets that are comparable properties	4.9%		5.2%

(1)
NOI from non comparable properties includes the Mills, community/lifestyle centers, international properties, other retail properties, The Mills Limited Partnership properties, any of our non-retail holdings and results of our corporate and management company operations, NOI of U.S. Malls and Premium Outlets not owned and operated in both periods under comparison and excluded income noted in footnote 2 below.

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

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            During the quarter ended September 30, 2013, we issued 3,192 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units. The issuance of the shares of common stock was made pursuant to the partnership agreement of the Operating Partnership and was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

            There were no reportable purchases of equity securities during the quarter ended September 30, 2013.

Item 3.    Defaults Upon Senior Securities

            Not applicable.

Item 4.    Mine Safety Disclosures

            Not applicable.

Item 5.    Other Information

            During the quarter covered by this report, the Audit Committee of Simon Property Group, Inc.'s Board of Directors approved certain audit, audit-related, tax compliance and tax consulting services to be provided by Ernst & Young LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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
Date: November 6, 2013