Form 10-K
period 2013-12-31
SIMON PROPERTY GROUP INC /DE/
filed 2014-02-27
CIK 1063761

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

SIMON PROPERTY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	001-14469 (Commission File No.)	046-268599 (I.R.S. Employer Identification No.)
225 West Washington Street Indianapolis, Indiana 46204 (Address of principal executive offices) (ZIP Code)
(317) 636-1600 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.0001 par value	New York Stock Exchange
8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 par value	New York Stock Exchange

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

            Indicate by checkmark whether the Registrant is a shell company (as defined in rule 12-b of the Act). Yes ☐    No ☒

            The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $48,635 million based on the closing sale price on the New York Stock Exchange for such stock on June 28, 2013.

            As of January 31, 2014, Simon Property Group, Inc. had 314,251,245 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Documents Incorporated By Reference

            Portions of the Registrant's Proxy Statement in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III.

Simon Property Group, Inc. and Subsidiaries
Annual Report on Form 10-K
December 31, 2013

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2013, we owned or held an interest in 308 income-producing properties in the United States, which consisted of 156 malls, 66 Premium Outlets, 62 community/lifestyle centers, 13 Mills and 11 other shopping centers or outlet centers in 38 states and Puerto Rico. We have several Premium Outlets under development and have redevelopment and expansion projects, including the addition of anchors and big box tenants, underway at more than 25 properties in the U.S., Asia, and Mexico. Internationally, as of December 31, 2013, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, one Premium Outlet in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. In 2013, we acquired noncontrolling interests in five operating properties in Europe through our joint venture with McArthurGlen. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of December 31, 2013, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe.

            On December 13, 2013, we announced a plan to spin off our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls into an independent, publicly traded REIT (SpinCo). The spin-off is expected to be effectuated through a pro rata special distribution of all of the outstanding common shares of SpinCo to holders of Simon Property common stock as of the distribution record date, and is expected to qualify as a tax-free distribution for U.S. federal income tax purposes. At the time of the separation and distribution, SpinCo will own a percentage of the outstanding units of partnership interest of SpinCo L.P. that is equal to the percentage of outstanding units of partnership interest of the Operating Partnership owned by Simon Property, with the remaining units of SpinCo L.P. owned by the limited partners of the Operating Partnership. We expect the transaction will become effective in the second quarter of 2014. The transaction is subject to certain conditions, including declaration by the U.S. Securities and Exchange Commission that SpinCo's registration statement on Form 10 is effective, filing and approval of SpinCo's listing application, customary third party consents, and formal approval and declaration of the distribution by our Board of Directors. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change its terms.

            For a description of our operational strategies and developments in our business during 2013, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

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

            The Operating Partnership has an unsecured revolving credit facility, or Credit Facility. The Credit Facility's initial borrowing capacity of $4.0 billion can be increased at our sole option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. We also have an additional unsecured revolving credit facility, or Supplemental Facility, with an initial borrowing capacity of $2.0 billion which can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. We issue debt securities through the Operating Partnership, but we may issue our debt securities which may be convertible into capital stock or be accompanied by warrants to purchase capital stock. We also may sell or securitize our lease receivables.

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

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing the function, conduct, selection, orientation and duties of our Board of Directors and the Company, as well as written charters for each of the standing Committees of the Board of Directors. In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees and those of our subsidiaries. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards of the New York Stock Exchange, or NYSE, and cannot be affiliated with the Simon family who are significant stockholders and/or unitholders in the Operating Partnership. In addition, the Audit and Compensation Committees of our Board of Directors are comprised of independent members who meet the additional independence requirements of the NYSE. Any transaction between us and the Simons, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of our independent directors.

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

Certain Activities

            During the past three years, we have:

  •
  issued 7,975,779 shares of common stock upon the exchange of 8,628,404 units of the Operating Partnership;

  •
  issued 338,074 restricted shares of common stock and 1,960,333 long-term incentive performance units, or LTIP units, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, or the 1998 Plan;

  •
  redeemed 2,000,000 units for $124.00 per unit in cash;

  •
  issued 278,763 units in exchange for the acquisition of a 100% interest in two outlet properties;

  •
  issued 250,030 shares of common stock upon exercise of stock options under the 1998 Plan, net of 76,969 shares used to fund withholding tax;

  •
  issued 9,137,500 shares of common stock in a public offering at a public offering price of $137.00 per share;

  •
  entered into the Credit Facility in October 2011 which provides an initial borrowing capacity of $4.0 billion and can be increased at our sole option to $5.0 billion during its term;

  •
  entered into the Supplemental Facility in June 2012 which provides an initial borrowing capacity of $2.0 billion and can be increased at our sole option to $2.5 billion during its term;

  •
  borrowed a maximum amount of $3.1 billion under the credit facilities; the outstanding amount of borrowings under the credit facilities as of December 31, 2013 was $1.2 billion, of which $660.1 million was related to U.S. dollar equivalent of Euro-denominated borrowings and $212.2 million was related to U.S. dollar equivalent of Yen-denominated borrowings;

  •
  issued €750.0 million ($1.0 billion USD equivalent) of unsecured notes on October 2, 2013 at a fixed interest rate of 2.375% with a maturity date of October 2, 2020; and

  •
  provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

Employees

            At December 31, 2013, we and our affiliates employed approximately 5,700 persons at various properties and offices throughout the United States, of which approximately 2,300 were part-time. Approximately 1,100 of these employees were located at our corporate headquarters in Indianapolis, Indiana.

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

Executive Officers of the Registrant

            The following table sets forth certain information with respect to our executive officers as of December 31, 2013.

Name	Age	Position
David Simon	52	Chairman and Chief Executive Officer
Richard S. Sokolov	64	President and Chief Operating Officer
David J. Contis	55	Senior Executive Vice President — President Simon Malls
Stephen E. Sterrett	58	Senior Executive Vice President and Chief Financial Officer
John Rulli	57	Senior Executive Vice President and Chief Administrative Officer
James M. Barkley	62	General Counsel; Secretary
Andrew A. Juster	61	Executive Vice President and Treasurer
Steven E. Fivel	53	Assistant General Counsel and Assistant Secretary
Steven K. Broadwater	47	Senior Vice President and Chief Accounting Officer

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

            Mr. Fivel serves as Simon Property's Assistant General Counsel and Assistant Secretary. Prior to rejoining Simon in 2011, Mr. Fivel served in a similar capacity with a large public registrant. Mr. Fivel was previously employed by MSA from 1988 until 1993 and then by Simon Property from 1993 to 1997.

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

            As of December 31, 2013, our consolidated mortgages and unsecured indebtedness, excluding related premium and discount, totaled $23.6 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

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

  •
  occupancy rates and rents may not meet our projections and the project may not be profitable; and

  •
  we may need the consent of third parties such as department stores, anchor tenants, mortgage lenders and joint venture partners, and those consents may be withheld.

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

            As of December 31, 2013, we held interests in joint venture properties that operate in Austria, Italy, Japan, Malaysia, Mexico, the Netherlands, South Korea, Canada, and the United Kingdom. We also have an equity stake in Klépierre, a publicly-traded European real estate company. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in the foreign operation is held. We may pursue additional expansion and development opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

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

            Although our international activities currently are a relatively small portion of our business (international properties represented approximately 8.4% of net operating income, or NOI, for the year ended December 31, 2013), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

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

             Some of our properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of one or more of these anchor stores or major tenants.

            Our properties are typically anchored by department stores and other large nationally recognized tenants. The value of some of our properties could be materially adversely affected if these department stores or major tenants fail to comply with their contractual obligations or cease their operations.

            For example, among department stores and other large stores — often referred to as "big box" stores — corporate merger activity typically results in the closure of duplicate or geographically overlapping store locations. Further sustained adverse pressure on the results of our department stores and major tenants may have a similarly sustained adverse impact upon our own results. Certain department stores and other national retailers have experienced, and may continue to experience for the foreseeable future given current macroeconomic uncertainty and less-than-desirable levels of consumer confidence, considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options such as those accessible via the Internet and other forms of pressure on their business models. As pressure on these department stores and national retailers increases, their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts by investors or rivals or avoid bankruptcy and/or liquidation may be impaired and result in closures of their stores. Other tenants may be entitled to modify the economic or other terms of their existing leases in the event of such closures. The modification could be unfavorable to us as the lessor, and could decrease rents or expense recovery charges.

            Additionally, department store or major tenant closures may result in decreased customer traffic, which could lead to decreased sales at our properties. If the sales of stores operating in our properties were to decline significantly due to the closing of anchor stores or other national retailers, adverse economic conditions, or other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of any default by a tenant, we may not be able to fully recover, and/or may experience delays and costs in enforcing our rights as landlord to recover, amounts due to us under the terms of our agreements with such parties.

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

Risks Relating to Joint Venture Properties and our Investment in Klépierre

             We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.

            As of December 31, 2013, we owned interests in 111 income-producing properties with other parties. Of those, 18 properties are included in our consolidated financial statements. We account for the other 93 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting. We serve as general partner or property manager for 70 of these 93 properties; however, certain major decisions, such as approving the operating budget and selling, refinancing and redeveloping the properties require the consent of the other owners. Of the properties for which we do not serve as general partner or property manager, 20 are in our international joint ventures. The international properties are managed locally by joint ventures in which we share control of the properties with our partner. The other owners have participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties and Klépierre are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

             The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. As of December 31, 2013, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $190.8 million (of which we have a right of recovery from our venture partners of

$83.0 million). A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

Item 1B.    Unresolved Staff Comments

            None.

Item 2.    Properties

  United States Properties

            Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, community/lifestyle centers, and other properties. These properties contain an aggregate of approximately 236.6 million square feet of gross leasable area, or GLA.

            Malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 156 malls are generally enclosed centers and range in size from approximately 400,000 to 2.5 million square feet of GLA. Our malls contain in the aggregate more than 17,100 occupied stores, including approximately 674 anchors, which are predominately national retailers.

            Premium Outlets generally contain a wide variety of designer and manufacturer stores located in open-air centers. Our 66 Premium Outlets range in size from approximately 150,000 to 850,000 square feet of GLA. The Premium Outlets are generally located near major metropolitan areas and/or tourist destinations.

            The 13 properties in The Mills generally range in size from 1.0 million to 2.3 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, and big box retailers and entertainment uses.

            Community/lifestyle centers are generally unenclosed and smaller than our malls. Our 62 community/lifestyle centers generally range in size from approximately 100,000 to 950,000 square feet of GLA. Community/lifestyle centers are designed to serve a larger trade area and typically contain anchor stores and other national retail tenants, which occupy a significant portion of the GLA of the center. We also own traditional community shopping centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we own open-air centers adjacent to our malls designed to take advantage of the drawing power of the mall.

            We also have interests in 11 other shopping centers or outlet centers. These properties range in size from approximately 200,000 to 1.0 million square feet of GLA, are considered non-core to our business model, and in total represent less than 1% of our total operating income before depreciation and amortization.

            As of December 31, 2013, approximately 96.1% of the owned GLA in malls and Premium Outlets was leased, approximately 98.5% of the owned GLA for The Mills was leased and approximately 95.0% of the owned GLA in the community/lifestyle centers was leased.

            We wholly own 217 of our properties, effectively control 18 properties in which we have a joint venture interest, and hold the remaining 73 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 305 properties. Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of Operating Partnership units, to acquire the joint venture interest from our partner.

            The following property table summarizes certain data for our malls and Premium Outlets, The Mills, and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2013.

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	Malls
1.	Anderson Mall	SC	Anderson	Fee	100.0%		Built 1972	86.7%	671,312	Belk, JCPenney, Sears, Dillard's, Books-A-Million
2.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	95.4%	471,794	Belk, JCPenney, Sears, Carmike Cinemas
3.	Auburn Mall	MA	Auburn	Fee	56.4	% (4)	Acquired 1999	99.4%	587,602	Macy's (9), Sears
4.	Aventura Mall (1)	FL	Miami Beach (Miami)	Fee	33.3	% (4)	Built 1983	98.8%	2,105,667	Bloomingdale's, Macy's, Macy's Men's & Home Furniture, JCPenney, Sears, Nordstrom, Equinox Fitness Clubs, AMC Theatres
5.	Avenues, The	FL	Jacksonville	Fee	25.0	% (4)(2)	Built 1990	97.1%	1,114,364	Belk, Dillard's, JCPenney, Sears, Forever 21
6.	Bangor Mall	ME	Bangor	Fee	67.1	% (15)	Acquired 2003	98.7%	652,531	Macy's, JCPenney, Sears, Dick's Sporting Goods
7.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	98.9%	1,429,895	Nordstrom, Macy's, Dillard's (9), JCPenney, Sears, AMC Theatre
8.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	92.3%	1,199,105	Macy's, Dillard's (9), JCPenney, Sears, MC Sporting Goods
9.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	93.4%	711,738	Younkers, Younkers Home Furniture Gallery, Kohl's, ShopKo, Marcus Cinema 16
10.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	95.2%	684,963	Macy's, Sears, Barnes & Noble, Best Buy, Safeway, L.A. Fitness, Off Broadway Shoes
11.	Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%		Built 1985	92.0%	1,094,007	Macy's, Dillard's, JCPenney, Sears, Cinemark Theatres, You Fit Health Clubs
12.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	99.0%	1,319,094	Nordstrom, Macy's (9), JCPenney, Sears
13.	Briarwood Mall	MI	Ann Arbor	Fee	50.0	% (4)	Acquired 2007	96.6%	969,804	Macy's, JCPenney, Sears, Von Maur, MC Sporting Goods
14.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	100.0%	627,370	Dillard's, JCPenney, Sears
15.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	100.0%	760,311	Macy's, JCPenney, Barnes & Noble, Starplex Luxury Cinema
16.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2048) (7)	100.0%		Acquired 1998	98.2%	1,317,275	Macy's, Lord & Taylor, Sears, Nordstrom, Crate & Barrel
17.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073) (7)	56.4	% (4)	Acquired 1999	96.8%	721,330	Macy's (9), Sears, Best Buy, Marshalls, Barnes & Noble, Regal Cinema
18.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	96.9%	1,383,207	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, AMC Theatres
19.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	95.3%	576,748	Belk (9), JCPenney, Sears
20.	Chautauqua Mall	NY	Lakewood	Fee	100.0%		Built 1971	91.2%	427,568	Sears, JCPenney, Bon Ton, Office Max, Dipson Cinema
21.	Chesapeake Square	VA	Chesapeake (Virginia Beach)	Fee and Ground Lease (2062)	75.0	% (12)	Built 1989	85.3%	759,897	Macy's, JCPenney, Sears, Target, Burlington Coat Factory, Cinemark Theatres
22.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2022) (7)	100.0%		Built 1974	98.2%	1,241,496	Macy's, Dillard's (9), JCPenney, Sears, Cinemark Theatres
23.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7	% (4)(2)	Built 1995	96.7%	767,698	Carson's, United Artists Theatre, Indianapolis Star (6)
24.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	93.7%	1,204,941	Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, PetsMart, Ross Dress for Less, Cost Plus World Market, T.J. Maxx, Hollywood Theatres, Super Target, Michael's, Sports Authority
25.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0	% (4)	Acquired 2005	74.9%	674,014	Macy's, JCPenney, Whole Foods, Target (6)
26.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	96.5%	636,325	Macy's, Sears, Target, Dick's Sporting Goods, Bed Bath & Beyond
27.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	99.8%	770,584	Macy's (9), JCPenney, Sears, Barnes & Noble, Regal Cinema
28.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	99.5%	1,241,760	Neiman Marcus, Barneys New York
29.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	100.0%	943,812	Macy's (9), JCPenney, Sears, Kohl's
30.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	99.2%	832,857	Dillard's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross Dress for Less, Dick's Sporting Goods
31.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	98.0%	1,034,461	Macy's, Dillard's, JCPenney, Sears, Regal Cinema, Conn's Electronic & Appliance (6)(11)

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
32.	Crystal Mall	CT	Waterford	Fee	78.2	% (4)	Acquired 1998	91.1%	783,048	Macy's, JCPenney, Sears, Bed Bath & Beyond, Christmas Tree Shops
33.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	98.2%	1,497,287	Saks Fifth Avenue, Nordstrom, Macy's (9), JCPenney
34.	Del Amo Fashion Center (20)	CA	Torrance (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	80.1%	2,291,720	Macy's (9), Macy's Home & Furniture Gallery, JCPenney, Sears, Marshalls, T.J. Maxx, Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, Burlington Coat Factory, AMC Theatres, Nordstrom (6)
35.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	97.3%	1,232,958	Neiman Marcus, Macy's, Dick's Sporting Goods, iPic Theaters, Dillard's, Arhaus Furniture, Punch Bowl Social (6)
36.	Dover Mall	DE	Dover	Fee and Ground Lease (2041) (7)	68.1	% (4)	Acquired 2007	95.0%	928,097	Macy's, JCPenney, Boscov's, Sears, Carmike Cinemas, Dick's Sporting Goods
37.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	94.2%	1,053,577	Dillard's, Macy's (9), JCPenney, Sears, Books-A-Million
38.	Emerald Square	MA	North Attleboro (Providence, RI)	Fee	56.4	% (4)	Acquired 1999	93.7%	1,022,740	Macy's (9), JCPenney, Sears
39.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	100.0%		Acquired 1998	97.2%	1,113,549	Macy's, Younkers, JCPenney, Sears, Gordmans, Hy-Vee, Dick's Sporting Goods
40.	Falls, The	FL	Miami	Fee	50.0	% (4)	Acquired 2007	100.0%	838,081	Bloomingdale's, Macy's, Regal Cinema, The Fresh Market
41.	Fashion Centre at Pentagon City	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	98.9%	991,609	Nordstrom, Macy's
42.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1997	94.6%	710,151	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema
43.	Fashion Valley	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	98.4%	1,729,614	Forever 21, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, The Container Store
44.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	98.1%	998,129	Dillard's, Macy's, Barnes & Noble, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods, Ethan Allen, Toys 'R Us/Babies 'R Us
45.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	99.5%	1,768,516	Saks Fifth Avenue (19), Nordstrom, Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21, Zara (18), American Girl (6)
46.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	86.7%	500,273	JCPenney (19), Kohl's, Younkers, Sears, Cinema I & II
47.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	98.0%	671,947
48.	Galleria, The	TX	Houston	Fee	50.4	% (4)	Acquired 2002	98.9%	2,149,969	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's (9), Galleria Tennis/Athletic Club
49.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	91.5%	1,232,358	Dillard's (9), Macy's, JCPenney, Sears, Atlas Cinema Stadium 16, Barnes & Noble, Dick's Sporting Goods (6)
50.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2019) (7)	56.4	% (4)	Acquired 1999	93.5%	429,711	T.J. Maxx 'N More, Best Buy, DSW, Big Lots
51.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	96.6%	1,288,320	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, Regal Cinema
52.	Gulf View Square	FL	Port Richey (Tampa)	Fee	100.0%		Built 1980	90.1%	754,818	Macy's, Dillard's, JCPenney (19), Sears, Best Buy, T.J. Maxx
53.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1998	98.8%	1,229,033	Macy's, Dillard's, JCPenney, Sears, Belk
54.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	97.8%	866,145	Dillard's, Macy's, Sears
55.	Indian River Mall	FL	Vero Beach	Fee	50.0	% (4)	Built 1996	87.3%	736,141	Dillard's, Macy's, JCPenney, Sears, AMC Theatres
56.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	97.7%	1,120,881	Dillard's, Macy's, JCPenney, Sears, Bealls, (8)
57.	Irving Mall	TX	Irving (Dallas)	Fee	100.0%		Built 1971	89.9%	1,052,527	Macy's, Dillard's, Sears, Burlington Coat Factory, La Vida Fashion and Home Décor, AMC Theatres, Fitness Connection, Shoppers World
58.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	89.2%	555,950	Macy's, Sears
59.	King of Prussia Mall	PA	King of Prussia (Philadelphia)	Fee	96.1%		Acquired 2003	94.1%	2,475,088	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's, JCPenney, Sears (6), Crate & Barrel, Arhaus Furniture, The Container Store (6), Dick's Sporting Goods (6)

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
60.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	76.4%	961,007	JCPenney, Belk, Sears, The Rush Fitness Center, Regal Cinema
61.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	98.3%	1,221,369	Macy's (9), Dillard's, JCPenney, Sears, Joe Brand
62.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	98.0%	1,097,510	Dillard's (9), Macy's, JCPenney, Sears, Regal Cinema
63.	Lehigh Valley Mall	PA	Whitehall	Fee	38.0	% (4)(15)	Acquired 2003	97.9%	1,180,061	Macy's, JCPenney, Boscov's, Barnes & Noble, hhgregg, Babies 'R Us
64.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	97.8%	1,556,863	Neiman Marcus, Bloomingdale's, Macy's
65.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	95.0%	856,240	Marshalls, Sports Authority, Target, Kohl's, Best Buy, Staples, AC Moore, AMC Theatres, Nordstrom Rack, Off Broadway Shoes, (8)
66.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	95.5%	743,356	Macy's, JCPenney, Elder-Beerman, Sears, MC Sporting Goods
67.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	94.0%	421,773	Kohl's, Carson's
68.	Lindale Mall	IA	Cedar Rapids	Fee	100.0%		Acquired 1998	97.0%	712,682	Von Maur, Sears, Younkers
69.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	92.8%	968,028	Macy's, Lord & Taylor, Sears, Barnes & Noble
70.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	95.9%	638,520	Dillard's, JCPenney, Sears, Bealls, La Patricia
71.	Mall at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Fee	94.4%		Acquired 2002	97.4%	468,992	Bloomingdale's (9)
72.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	% (4)	Acquired 1999	96.5%	1,020,524	JCPenney, Sears, Macy's, Lord & Taylor
73.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	50.0	% (4)	Acquired 2007	96.3%	1,128,407	Macy's (9), JCPenney, Sears
74.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	96.4%	1,817,390	Nordstrom, Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Regal Cinema
75.	Mall of New Hampshire, The	NH	Manchester	Fee	56.4	% (4)	Acquired 1999	96.1%	811,241	Macy's, JCPenney, Sears, Best Buy, A.C. Moore
76.	Maplewood Mall	MN	St. Paul (Minneapolis)	Fee	100.0%		Acquired 2002	93.6%	926,291	Macy's, JCPenney, Sears, Kohl's, Barnes & Noble
77.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	99.0%	418,193	Sears, Target, MC Sporting Goods, Carson's
78.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	92.2%	786,997	Dillard's, JCPenney, Sears, Regal Cinema
79.	Meadowood Mall	NV	Reno	Fee	50.0	% (4)	Acquired 2007	95.3%	883,567	Macy's (9), Sears, JCPenney, (8)
80.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	89.7%	702,105	Macy's, Dillard's (9), JCPenney, Dick's Sporting Goods, L.A. Fitness (6)
81.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	98.9%	1,319,598	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre, WOW! Work Out World, Fortunoff Backyard Store
82.	Mesa Mall	CO	Grand Junction	Fee	100.0%		Acquired 1998	95.8%	880,469	Sears, Herberger's, JCPenney, Target, Cabela's, Sports Authority, Jo-Ann Fabrics
83.	Miami International Mall	FL	Miami	Fee	47.8	% (4)	Built 1982	94.6%	1,084,606	Macy's (9), JCPenney, Sears, Kohl's
84.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	98.1%	621,710	Dillard's (9), JCPenney, Sears, Bealls, Ross Dress for Less
85.	Miller Hill Mall	MN	Duluth	Fee	100.0%		Built 1973	98.8%	833,203	JCPenney, Sears, Younkers, Barnes & Noble, DSW, Dick's Sporting Goods
86.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	60.0	% (15)	Acquired 2003	80.6%	1,125,227	Macy's, JCPenney, Sears, Dick's Sporting Goods, Wegmans
87.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	99.5%	635,840	Macy's, JCPenney, Sears, Carson's
88.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	97.8%	1,669,736	Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
89.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	99.6%	1,053,259	Nordstrom, Macy's, JCPenney, Barnes & Noble, Bed Bath & Beyond, DSW, Nordstrom Rack
90.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	91.3%	963,134	Macy's, JCPenney, Sears, Kohl's
91.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	% (4)	Acquired 1999	97.0%	1,592,107	JCPenney, Sears, Nordstrom, Macy's Men's & Furniture, Macys, Barnes & Noble, Toys 'R Us, Shaw's Grocery, The Container Store, DSW

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
92.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	96.7%	693,369	Macy's, JCPenney, Sears
93.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	93.2%	849,785	Dillard's (9), Macy's
94.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	92.6%	898,361	Macy's, Boscov's, JCPenney, Sears
95.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	99.0%	959,331	Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods, AMC Theatres
96.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	96.5%	1,234,795	Macy's, Carson's, JCPenney, Sears, Dave & Buster's
97.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	64.9	% (15)	Acquired 2003	89.4%	1,332,132	Macy's, JCPenney, Sears, United Artists Theatre, (8)
98.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	91.9%	552,603	Macy's, JCPenney, Sears, Belk
99.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	98.9%	1,063,729	Macy's, Dillard's (9), JCPenney, AMC Theatres
100.	Pheasant Lane Mall	NH	Nashua	—	0.0	% (14)	Acquired 2002	96.7%	979,652	JCPenney, Sears, Target, Macy's, Dick's Sporting Goods
101.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	93.5%	831,365	Saks Fifth Avenue, Nordstrom, Belk, AMC Theatres, Arhaus Furniture, Legoland Discovery Center
102.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	98.1%	1,109,680	JCPenney, Sears, Tiendas Capri, Econo, Best Buy, T.J. Maxx, DSW, Sports Authority (6)
103.	Port Charlotte Town Center	FL	Port Charlotte	Fee	80.0	% (12)	Built 1989	88.7%	764,717	Dillard's, Macy's, JCPenney, Bealls, Sears, DSW, Regal Cinema
104.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2040) (7)	100.0%		Built 1972	97.5%	847,902	Dillard's, JCPenney, Sears, Cinemark Theatres, Kohl's, Dick's Sporting Goods
105.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0	% (4)	Acquired 2003	95.1%	1,083,452	Macy's, Lord & Taylor, JCPenney, Sears
106.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	94.5%	1,011,688	Macy's, JCPenney, Sears, Regal Cinema
107.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	98.8%	1,192,836	Macy's, JCPenney, (8)
108.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	95.0%	1,246,823	Macy's, Lord & Taylor, JCPenney, Sears
109.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	89.4%	882,349	Dillard's, Macy's, JCPenney, Sears
110.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	96.8%	2,227,923	Bloomingdale's, Bloomingdale's Furniture Gallery, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Loews Theatre, XSport Fitness, Neiman Marcus (6)
111.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	99.3%	1,240,541	JCPenney, Sears, Nordstrom, L.L. Bean, Macy's, Crate & Barrel
112.	Rushmore Mall	SD	Rapid City	Fee	100.0%		Acquired 1998	78.3%	829,292	JCPenney, Herberger's, Sears, Carmike Cinemas, Hobby Lobby, Toys 'R Us
113.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	94.7%	694,172	Macy's, Sears, Forever 21
114.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0	% (4)(2)	Built 1995	84.7%	1,104,631	Macy's, Dillard's, JCPenney, Sears, United Artists Theatre, Dick's Sporting Goods, Burlington Coat Factory
115.	Shops at Nanuet, The	NY	Nanuet	Fee	100.0%		Redeveloped 2013	95.7%	750,092	Macy's, Sears, Fairway Market, Regal Cinema, 24 Hour Fitness
116.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0	% (4)	Built 1979	99.7%	1,151,846	Nordstrom, Macy's Women's, Macy's Men's and Furniture, Forever 21
117.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	95.6%	770,808	Bloomingdale's, Saks Fifth Avenue, Barnes & Noble, Arhaus Furniture
118.	Shops at Sunset Place, The	FL	S. Miami	Fee	37.5	% (4)(2)	Built 1999	80.2%	513,896	Barnes & Noble, Gametime, Z Gallerie, LA Fitness, AMC Theatres, Splitsville, (8)

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
119.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4)(2)	Acquired 1995	96.6%	1,291,726	Macy's, Macy's Furniture Gallery, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble
120.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	56.4	% (4)	Acquired 1999	96.4%	883,446	Macy's, JCPenney, Sears, Regal Cinema
121.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	95.7%	1,121,941	Macy's, Macy's Furniture Gallery, Sears, Barnes & Noble, Carmike Cinemas, Dick's Sporting Goods, Target, DSW (6), Ulta (6)
122.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	97.8%	1,583,996	Macy's, Lord & Taylor, Sears, Nordstrom, Target, DSW
123.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	85.5%	1,270,149	Macy's, JCPenney, AMC Theatres, Herberger's, Gordmans (6)
124.	Southern Hills Mall	IA	Sioux City	Fee	100.0%		Acquired 1998	88.8%	794,407	Younkers, JCPenney, Sears, Scheel's All Sports, Barnes & Noble, Carmike Cinemas, Hy-Vee
125.	Southern Park Mall	OH	Youngstown	Fee	100.0%		Built 1970	85.9%	1,201,877	Macy's, Dillard's, JCPenney, Sears, Cinemark Theatres
126.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040) (10)	100.0%		Acquired 2002	94.9%	1,675,660	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store
127.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	100.0%		Acquired 2007	93.1%	1,171,431	JCPenney, Sears, Kohl's, Boston Store, Macy's
128.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	38.0	% (4)(15)	Acquired 2005	85.3%	610,965	Macy's, Target
129.	Square One Mall	MA	Saugus (Boston)	Fee	56.4	% (4)	Acquired 1999	98.8%	929,978	Macy's, Sears, Best Buy, T.J. Maxx N More (18), Dick's Sporting Goods, Work Out World, BD's (6)
130.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	97.0%	980,757	Macy's (9), JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres
131.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	100.0%	1,235,037	Dillard's, Target, Ashley Furniture Home Store, Barnes & Noble, Dick's Sporting Goods, Ross Dress for Less, Staples, DSW, JoAnn Fabrics, PetsMart, Nordstrom (6)
132.	Stanford Shopping Center	CA	Palo Alto (San Jose)	Ground Lease (2054)	100.0%		Acquired 2003	99.4%	1,343,649	Neiman Marcus, Bloomingdale's (18), Nordstrom, Macy's (9), Crate and Barrel, The Container Store
133.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9	% (4)	Acquired 2007	100.0%	1,301,210	Macy's (9), Nordstrom, Sears, JCPenney
134.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	96.6%	769,431	Dillard's (9), Macy's
135.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	96.4%	922,209	Macy's, Dillard's (9), Sears, Forever 21, Cinemark
136.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	99.0%	1,334,928	Nordstrom, Macy's, JCPenney, Sears, David's Bridal, Forever 21
137.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	98.4%	864,239	Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, hhgregg
138.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	91.9%	1,082,240	Macy's, Dillard's, JCPenney, Sears, Century Theatres
139.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	99.8%	1,780,037	Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel, The Container Store
140.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	100.0%		Acquired 1998	94.7%	1,279,979	Belk, Macy's, JCPenney, Sears, Macy's Men's & Furniture
141.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	98.0%	1,134,172	Dillard's, Von Maur, JCPenney, Sears
142.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	82.9%	941,344	Dillard's (9), JCPenney, Sears, Dick's Sporting Goods, The Movie Machine
143.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	94.4%	876,438	Macy's, Dillard's, JCPenney, Sears, hhgregg, Regal Cinema
144.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	99.2%	1,094,864	Macy's, Dillard's, JCPenney, Sears, DSW

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA		Retail Anchors and Selected Major Tenants
145.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	97.7%	921,134		Macy's, JCPenney, Sears, Barnes & Noble
146.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	73.0%	650,634		Dillard's, JCPenney, Sears, Big Lots, Forever 21
147.	Virginia Center Commons	VA	Glen Allen	Fee	100.0%		Built 1991	81.1%	774,503		Macy's, JCPenney, Sears, Burlington Coat Factory, American Family Fitness (6)
148.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2032) (7)	100.0%		Acquired 1998	97.2%	1,078,406		Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's
149.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	85.5%	991,756		Dillard's, JCPenney, Sears, Burlington Coat Factory, Furniture Mall of Kansas
150.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	% (4)	Acquired 1991	96.5%	1,334,526		Belk (9), Dillard's, JCPenney, Sears, Regal Cinema
151.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	95.9%	826,440		Neiman Marcus, Nordstrom
152.	Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	90.8%	1,198,549		Macy's, JCPenney, Sears, Target, DSW, Chuze Fitness
153.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	92.3%	924,946		Macy's, Bergner's, Sears, Dick's Sporting Goods, hhgregg, LA Fitness
154.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	95.2%	1,152,196		Macy's, Dillard's, JCPenney, Sears, Malco Theatres
155.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0	% (4)	Acquired 2012	92.2%	2,172,434		Nordstrom, Macy's, Lord & Taylor, JCPenney, Sears, Arhaus Furniture (6)
156.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	99.5%	1,086,690		Macy's, Dillard's, JCPenney, Sears

	Total Mall GLA								161,461,866	(16)

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%	Acquired 2004	96.9%	429,582	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kenneth Cole, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%	Acquired 2004	98.7%	441,709	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Michael Kors, Lacoste, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%	Acquired 2004	99.7%	285,120	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%	Acquired 2010	92.4%	678,694	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Guess, J.Crew, Lacoste, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger, The North Face
5.	Calhoun Premium Outlets	GA	Calhoun	Fee	100.0%	Acquired 2010	96.9%	254,052	Ann Taylor, Carter's, Coach, Gap Outlet, Gymboree, Jones New York, Nike, Polo Ralph Lauren, Tommy Hilfiger
6.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%	Acquired 2004	100.0%	674,331	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Forever 21, Giorgio Armani, Hugo Boss, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger, Tory Burch
7.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%	Acquired 2004	100.0%	288,357	Adidas, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, Lacoste, Michael Kors, Polo Ralph Lauren, Theory
8.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%	Acquired 2004	99.2%	438,897	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, J.Crew, Levi's, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets (20)	IL	Aurora (Chicago)	Fee	100.0%	Built 2004	99.5%	437,341	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Elie Tahari, Gap Outlet, Giorgio Armani, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Sony, Theory
10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%	Built 2009	99.8%	398,869	Adidas, Banana Republic, Brooks Brothers, Coach, Cole Haan, Gap Outlet, J.Crew, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, The North Face
11.	Clinton Crossing Premium Outlets	CT	Clinton	Fee	100.0%	Acquired 2004	99.3%	276,218	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger
12.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland)	Fee	100.0%	Acquired 2004	89.6%	163,699	Adidas, Carter's, Coach, Eddie Bauer, Gap Outlet, Gymboree, Levi's, Tommy Hilfiger
13.	Desert Hills Premium Outlets (20)	CA	Cabazon (Palm Springs)	Fee	100.0%	Acquired 2004	99.3%	494,490	Burberry, Coach, Dior, Elie Tahari, Giorgio Armani, Gucci, Lacoste, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tory Burch, True Religion, Yves Saint Laurent, Zegna
14.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	99.3%	377,826	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Coldwater Creek, DKNY, Gap Outlet, J.Crew, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, White House Black Market
15.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%	Acquired 2010	99.2%	476,510	Ann Taylor, Adidas, Banana Republic, Calvin Klein, Coach, DKNY, J.Crew, Kate Spade New York, Kenneth Cole, Lacoste, Lucky Brand, Michael Kors, Movado, Nike, Puma, Saks Fifth Avenue Off 5th
16.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	99.5%	297,719	BCBG Max Azria, Banana Republic, Calvin Klein, Coach, Forever 21, Gap Outlet, Guess, Kenneth Cole, Loft Outlet, Nautica, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
17.	Gaffney Premium Outlets	SC	Gaffney (Greenville/Charlotte)	Fee	100.0%	Acquired 2010	91.0%	359,753	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, J.Crew, Michael Kors, Nautica, Nike, Polo Ralph Lauren
18.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	99.2%	577,902	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Elie Tahari, Forever 21, Hugo Boss, J.Crew, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, The North Face, Tommy Hilfiger, True Religion
19.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%	Built 2012	100.0%	417,415	Bloomingdale's The Outlet Store, Coach, Cole Haan, DKNY, Hugo Boss, Kate Spade New York, J.Crew, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Vince Camuto

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
20.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%	Acquired 2010	98.6%	531,713	American Eagle Outfitters, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Nike, Polo Ralph Lauren, The North Face, Under Armour, Vera Bradley
21.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%	Acquired 2010	98.8%	300,250	Ann Taylor, Banana Republic, BCBG Max Azria, Coach, Gap Outlet, J.Crew, Nautica, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
22.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/Washington DC)	Fee	100.0%	Acquired 2010	99.9%	485,050	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Kate Spade New York, Lee Jeans, Nike, The North Face, Timberland, Tommy Hilfiger, Under Armour
23.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%	Built 2008	100.0%	541,634	Ann Taylor, A/X Armani Exchange, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, J.Crew, Juicy Couture, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch
24.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%	Acquired 2004	97.3%	285,636	American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Lucky Brand, Nike, Polo Ralph Lauren, Reebok, Timberland, Tommy Hilfiger, Under Armour
25.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%	Built 2008	97.4%	434,447	Adidas, Ann Taylor, Banana Republic, Burberry, Brooks Brothers, Coach, DKNY, Elie Tahari, Guess, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Theory, Tommy Hilfiger, True Religion, Under Armour
26.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	96.0%	276,373	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Columbia Sportswear, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
27.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2049) (7)	100.0%	Acquired 2004	97.2%	264,977	Adidas, Banana Republic, Calvin Klein, Chico's, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger
28.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	98.1%	554,966	Aeropostale, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Hugo Boss, J.Crew, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama, Tommy Hilfiger, True Religion
29.	Las Vegas Premium Outlets — North (20)	NV	Las Vegas	Fee	100.0%	Built 2003	97.7%	538,683	A/X Armani Exchange, Ann Taylor, Banana Republic, Burberry, Coach, David Yurman, Diesel, Dolce & Gabbana, Elie Tahari, Etro, Giorgio Armani, Hugo Boss, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragamo, St. John, TAG Heuer, Ted Baker, True Religion
30.	Las Vegas Premium Outlets — South	NV	Las Vegas	Fee	100.0%	Acquired 2004	98.9%	535,467	Adidas, Aeropostale, Ann Taylor, Banana Republic, Bose, Brooks Brothers, Calvin Klein, Coach, DKNY, Gap Outlet, Kenneth Cole, Levi's, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Under Armour
31.	Lebanon Premium Outlets	TN	Lebanon (Nashville)	Fee	100.0%	Acquired 2010	90.5%	227,262	Aeropostale, Ann Taylor, Brooks Brothers, Coach, Eddie Bauer, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Reebok, Samsonite
32.	Lee Premium Outlets	MA	Lee	Fee	100.0%	Acquired 2010	99.8%	224,709	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Chico's, Coach, Cole Haan, J.Crew, Lacoste, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
33.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington D.C.)	Fee	100.0%	Acquired 2004	100.0%	518,003	Ann Taylor, Brooks Brothers, Burberry, Coach, Columbia Sportswear, Diesel, DKNY, Elie Tahari, Hugo Boss, Juicy Couture, Lacoste, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Under Armour, Vera Bradley, Williams-Sonoma
34.	Liberty Village Premium Outlets	NJ	Flemington (New York)	Fee	100.0%	Acquired 2004	86.6%	162,198	American Eagle Outfitters, Ann Taylor, Brooks Brothers, Calvin Klein, Coach, G.H. Bass & Co., J.Crew, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Timberland, Zales Outlet
35.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago, IL)	Fee	100.0%	Acquired 2004	98.4%	454,641	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Columbia Sportswear, DKNY, Gap Outlet, Guess, J.Crew, Movado, Nike, Polo Ralph Lauren, Tommy Hilfiger
36.	Livermore Premium Outlets (20)	CA	Livermore (San Francisco)	Fee and Ground Lease (2021) (10)	100.0%	Built 2012	100.0%	511,646	Barneys New York, Bloomingdale's The Outlet Store, Coach, DKNY, Elie Tahari, Kate Spade New York, J.Crew, Lacoste, Last Call by Neiman Marcus, MaxMara, Michael Kors, Prada, Saks Fifth Avenue Off 5th, Tommy Hilfiger
37.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%	Built 2012	100.0%	408,996	Ann Taylor, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Factory Store, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Under Armour, White House Black Market

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
38.	Napa Premium Outlets	CA	Napa	Fee	100.0%	Acquired 2004	98.5%	179,258	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Lucky Brand, Nautica, Tommy Hilfiger
39.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%	Acquired 2004	97.3%	223,561	Banana Republic, Carter's, Coach, Eddie Bauer, Gap Outlet, G.H. Bass & Co., Izod, Nike, PacSun, Under Armour, Van Heusen, VF Outlet
40.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	99.9%	540,296	Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Williams-Sonoma
41.	Orlando Premium Outlets — International Dr	FL	Orlando	Fee	100.0%	Acquired 2010	100.0%	773,643	7 For All Mankind, Adidas, Banana Republic, Calvin Klein, Coach, DKNY, Forever 21, J. Crew, Kenneth Cole, Lacoste, Last Call by Neiman Marcus, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, True Religion, Victoria's Secret
42.	Orlando Premium Outlets — Vineland Ave	FL	Orlando	Fee	100.0%	Acquired 2004	99.6%	655,004	Adidas, A/X Armani Exchange, Brunello Cucinelli, Burberry, Calvin Klein, Coach, Cole Haan, Diesel, Fendi, Giorgio Armani, Hugo Boss, J. Crew, Lacoste, Marni, Michael Kors, Nike, Polo Ralph Lauren, Roberto Cavalli, Salvatore Ferragamo, TAG Heuer, Tod's, Tory Burch, Vera Bradley
43.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	94.3%	392,641	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Eddie Bauer, Gap Outlet, Levi's, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
44.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%	Acquired 2004	95.2%	195,575	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger
45.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%	Built 2007	99.6%	549,137	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, Guess, J.Crew, Last Call by Neiman Marcus, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Under Armour, Vera Bradley
46.	Phoenix Premium Outlets	AZ	Chandler (Phoenix)	Ground Lease (2077)	100.0%	Built 2013	100.0%	356,496	Banana Republic, Brooks Brothers, Calphalon Kitchen, Calvin Klein, Coach, Elie Tahari, Gap Factory Store, Hugo Boss, Luchy Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Under Armour
47.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%	Acquired 2010	100.0%	147,416	Aeropostale, Calvin Klein, Carter's, Coach, G.H. Bass & Co., Guess, Jones New York, Levi's, Nike, Nine West, Tommy Hilfiger, Van Heusen
48.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago, IL/Milwaukee)	Fee	100.0%	Acquired 2010	100.0%	402,533	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Cole Haan, Gap Outlet, Hugo Boss, J.Crew, Juicy Couture, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Sony, St. John, Under Armour
49.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%	Acquired 2010	99.6%	341,909	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Lacoste, Michael Kors, Nautica, Nike, Nine West, Polo Ralph Lauren, Puma, Tommy Hilfiger
50.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%	Acquired 2010	100.0%	289,271	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia sportswear, Gucci, J.Crew, Juicy Couture, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Talbots
51.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%	Built 2006	98.5%	604,105	Adidas, Aeropostale, American Eagle Outfitters, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Gap Outlet, Guess, Hugo Boss, Loft Outlet, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, True Religion, VF Outlet
52.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%	Built 2006	99.3%	488,689	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger
53.	San Marcos Premium Outlets	TX	San Marcos (Austin/San Antonio)	Fee	100.0%	Acquired 2010	97.8%	731,870	Banana Republic, Cole Haan, Diane Von Furstenberg, Gucci, Hugo Boss, J. Crew, Kate Spade, Lacoste, Last Call by Neiman Marcus, Michael Kors, Pottery Barn, Prada, Restoration Hardware, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, The North Face, Tommy Bahama, Ugg, Victoria's Secret
54.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%	Built 2005	97.8%	554,306	Abercrombie, Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Elie Tahari, Hugo Boss, J. Crew, Juicy Couture, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Tommy Bahama, Tommy Hilfiger

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
55.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0	% (4)	Acquired 2012	96.7%	451,049	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Cole Haan, DKNY, Dooney & Bourke, Giorgio Armani, J. Crew, Michael Kors, Movado, Nautica, Nike, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger
56.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	99.4%	328,654	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama, Tommy Hilfiger, Under Armour
57.	St. Louis Premium Outlets	MO	St. Louis (Chesterfield)	Fee	60.0	% (4)	Built 2013	97.6%	351,462	Ann Taylor, Armani, BCBG Max Azria, Coach, Columbia, Crabtree & Evelyn, Elie Tahari, J. Crew, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, St. John, Tommy Hilfiger, Ugg, Under Armour, Vera Bradley
58.	Tanger Outlets — Galveston/Houston (1)	TX	Texas City	Fee	50.0	% (4)	Built 2012	98.4%	352,705	Banana Republic, Brooks Brothers, Coach, Gap Factory Store, J. Crew, Kenneth Cole, Michael Kors, Nike, Reebok, Tommy Hilfiger, White House Black Market
59.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2019) (7)	100.0%		Acquired 2004	99.7%	411,324	American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Guess, J. Crew, Nike, Polo Ralph Lauren, Reebok, Timberland, Tommy Hilfiger, Under Armour
60.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	98.1%	437,358	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, DKNY, Gucci, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Tommy Bahama, Tommy Hilfiger
61.	Waikele Premium Outlets (20)	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	100.0%	209,732	A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Guess, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, True Religion, Zales Outlet
62.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%		Acquired 2004	98.1%	417,741	Ann Taylor, Banana Republic, Brooks Brothers, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Levi's, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, VF Outlet
63.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	97.6%	522,002	American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, Dooney & Bourke, Hugo Boss, J.Crew, Kate Spade New York, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Talbots, The North Face, Tommy Bahama, Tommy Hilfiger
64.	Woodburn Premium Outlets	OR	Woodburn (Portland)	Fee	100.0%		Acquired 2013	100.0%	389,780	Adidas, Ann Taylor, Banana Republic, Cole Haan, Eddie Bauer, Fossil, Gap, J. Crew, Max Studio, Nautica, Nike, The North Face, Polo Ralph Lauren, Puma, Tommy Hilfiger
65.	Woodbury Common Premium Outlets (20)	NY	Central Valley (New York)	Fee	100.0%		Acquired 2004	99.8%	846,005	Banana Republic, Burberry, Chloe, Coach, Dior, Dolce & Gabbana, Fendi, Giorgio Armani, Gucci, Lacoste, Last Call by Neiman Marcus, Nike, Oscar de la Renta, Polo Ralph Lauren, Prada, Reed Krakoff, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tom Ford, Tory Burch, Valentino, Versace, Yves St. Laurent
66.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%		Acquired 2004	100.0%	660,092	Ann Taylor, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J. Crew, Lacoste, Movado, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tommy Hilfiger, Tory Burch, True Religion, Under Armour

	Total U.S. Premium Outlets GLA								27,828,749

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	Community/Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	100.0%	230,059
2.	Arboretum	TX	Austin	Fee	100.0%		Acquired 1998	98.6%	194,972	Barnes & Noble, Pottery Barn
3.	Arundel Mills Marketplace	MD	Hanover (Baltimore)	Fee	59.3	% (4)	Acquired 2007	100.0%	101,535	Michaels, Staples, PetSmart, hhgregg
4.	Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	99.2%	687,171	Best Buy, T.J. Maxx N More, Office Max, Walmart Supercenter, Dick's Sporting Goods, Jo-Ann Fabrics, Picture Show, Ross Dress for Less, hhgregg
5.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794	Regal Cinema
6.	Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%		Built 1989	96.1%	305,935	Petsmart, Michaels, Value City Furniture
7.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0	% (4)	Built 2004	97.8%	576,787	Dick's Sporting Goods, Whole Foods, DSW, St. Vincent's Sports Performance, Party City
8.	Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	100.0%		Acquired 2007	100.0%	230,683	BJ's Wholesale Club, Garden Ridge, REC Warehouse
9.	Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	100.0%	403,756	Best Buy, The Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture, The Tile Shop, Party City
10.	Crystal Court	IL	Crystal Lake (Chicago)	Fee	37.9	% (4)(13)	Built 1989	82.5%	285,398	Big Lots
11.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	96.3%	168,673	Belk, Food Lion
12.	DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	84.0%		Acquired 2003	96.6%	101,948	ACME Grocery, Bob's Discount Furniture (6)
13.	Denver West Village	CO	Lakewood (Denver)	Fee	37.5	% (4)	Acquired 2007	96.5%	310,911	Barnes & Noble, Bed Bath & Beyond, Office Max, Whole Foods, DSW, Christy Sports, United Artists, Cost Plus World Market, Marshalls
14.	Empire East	SD	Sioux Falls	Fee	100.0%		Acquired 1998	100.0%	287,503	Kohl's, Target, Bed Bath & Beyond
15.	Fairfax Court	VA	Fairfax (Washington, D.C.)	Fee	41.3	% (4)(13)	Built 1992	100.0%	249,488	Burlington Coat Factory, Offenbacher's, XSport Fitness
16.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	100.0%	434,838	Kohl's, Marshalls, Michaels, Office Max, Bed Bath & Beyond, Petco, Babies 'R Us, Toys 'R Us, Big Lots, Kirkland's, Shoe Carnival
17.	Gaitway Plaza	FL	Ocala	Fee	32.2	% (4)(13)	Built 1989	99.1%	208,755	Office Depot, T.J. Maxx, Ross Dress for Less, Bed Bath & Beyond, Michael's (6)
18.	Gateway Centers	TX	Austin	Fee	100.0%		Acquired 2004	95.1%	512,414	Best Buy, REI, Whole Foods, Crate & Barrel, The Container Store, Regal Cinema, Nordstrom Rack, The Tile Shop (6),(8)
19.	Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%	155,319	Best Buy, Kohl's
20.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	% (4)	Built 2008	95.4%	666,378	JCPenney, Dick's Sporting Goods, Stein Mart, Bed Bath & Beyond, DSW, Hamilton 16 IMAX, Earth Fare, Dollar Tree
21.	Henderson Square	PA	King of Prussia (Philadelphia)	Fee	75.9	% (15)	Acquired 2003	96.5%	107,371	Genuardi's Family Market, Avalon Carpet & Tile
22.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	65.5%	488,863	Marshalls, American Signature Furniture, Ross Dress for Less, Burlington Coat Factory, Deal$, (8)
23.	Indian River Commons	FL	Vero Beach	Fee	50.0	% (4)	Built 1997	100.0%	255,942	Lowe's Home Improvement, Best Buy, Ross Dress for Less, Bed Bath & Beyond, Michaels
24.	Keystone Shoppes	IN	Indianapolis	Fee	100.0%		Acquired 1997	78.1%	29,080
25.	Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%		Built 1986	97.5%	215,568	Home Owners Bargain Outlet, Dollar Tree

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
26.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	92.7%	367,605	Best Buy, Petco, Jo-Ann Fabrics, Golf Galaxy, Value City Furniture, Tuesday Morning, The Great Escape, (8)
27.	Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%		Built 1998	99.3%	387,304	T.J. Maxx, Best Buy, Ross Dress for Less, Office Max, PetsMart, Party City, Hancock Fabrics, Rooms to Go, Rooms to Go Kids, Bed Bath & Beyond, (11)
28.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	99.4%	233,878	Kohl's, Hobby Lobby, T.J. Maxx, Jo-Ann Fabrics
29.	Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%		Built 1990	90.5%	243,326	Walmart, PetsMart, The Home Depot
30.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	64.9	% (15)	Acquired 2003	98.6%	267,970	AC Moore, Michaels, T.J. Maxx, Home Goods, hhgregg, American Signature Furniture, DSW, (8)
31.	MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	63.4%	144,201
32.	Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	100.0%	440,670	Best Buy, American Signature Furniture, T.J. Maxx 'n More, Nordstrom Rack, Staples, Target, Party City
33.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	86.8%	90,527	Best Buy, Bed Bath & Beyond
34.	Martinsville Plaza	VA	Martinsville	Ground Lease (2046)	100.0%		Built 1967	96.4%	102,105	Rose's, Food Lion
35.	Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%		Built 1988	100.0%	270,892	Shoppers World
36.	Muncie Towne Plaza	IN	Muncie	Fee	100.0%		Built 1998	100.0%	172,617	Kohl's, Target, Shoe Carnival, T.J. Maxx, MC Sporting Goods, Kerasotes Theatres, (8)
37.	Naples Outlet Center	FL	Naples	Fee	100.0%		Acquired 2010	57.0%	146,032	Ann Taylor, Bass, Coach, Jones New York, L'eggs/Hanes/Bali/Playtex, Loft Outlet, Samsonite, Van Heusen
38.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	100.0%	91,648	Goody's, Ace Hardware, Aaron's Rents, Dollar Tree
39.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	93.4%	169,823	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery
40.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	87.2%	208,076	Target, (8)
41.	Palms Crossing	TX	McAllen	Fee	100.0%		Built 2007	98.6%	392,314	Bealls, DSW, Barnes & Noble, Babies 'R Us, Sports Authority, Guitar Center, Cavendar's Boot City, Best Buy, Hobby Lobby
42.	Pier Park	FL	Panama City Beach	Fee	65.6	% (4)	Built 2008	98.9%	842,072	Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Forever 21, Dave & Buster's (6)
43.	Plaza at Buckland Hills, The	CT	Manchester	Fee	41.3	% (4)(13)	Built 1993	96.3%	329,885	Jo-Ann Fabrics, iParty, Toys 'R Us, Michaels, PetsMart, Big Lots, Eastern Mountain Sports, Dollar Tree
44.	Richardson Square	TX	Richardson (Dallas)	Fee	100.0%		Built 2008	100.0%	517,265	Lowe's Home Improvement, Ross Dress for Less, Sears, Super Target, Anna's Linens
45.	Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	48.3%	149,940	Best Buy, (8)
46.	Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	459,301	Target, PetsMart, Dick's Sporting Goods, AMC Theatres
47.	Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	42.0	% (4)(13)	Built 1989	78.8%	202,996	Sports Authority, Hobby Lobby (6),(8)
48.	Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	100.0%		Built 2006	99.4%	458,467	The Home Depot, Marshalls, DSW, Vitamin Cottage Natural Grocer, Spec's Wine, Spirits and Fine Foods, Jo-Ann Fabrics, Sam Moon Trading Co., Casual Male DXL
49.	Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%		Built 1999	99.6%	364,901	Michaels, PetsMart, T.J. Maxx, Bed Bath & Beyond, Best Buy, Barnes & Noble, DSW
50.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	78.0%	393,816	K & G Menswear, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, Big Lots, Citi Trends, (8)

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA		Retail Anchors and Selected Major Tenants
51.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	90,522		Best Buy, Barnes & Noble
52.	University Center	IN	Mishawaka	Fee	100.0%		Built 1980	89.4%	150,406		Michaels, Best Buy, Ross Dress for Less
53.	University Town Plaza	FL	Pensacola	Fee	100.0%		Redeveloped 2013	97.4%	579,843		JCPenney, Sears, Academy Sports, Toys 'R Us, Burlington Coat Factory
54.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.7	% (4)(13)	Built 1990	100.0%	575,576		Bed Bath & Beyond, Kohl's, Walmart Supercenter, Marsh, Menards, Regal Cinema, Hobby Lobby
55.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	89.8%	50,107		Jo-Ann Fabrics
56.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	99.0%	949,933		Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture Home Store, L.A. Fitness, Regal Cinema, Party City
57.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	100.0%	254,480		T.J. Maxx, Toys 'R Us/Babies 'R Us, Target, Dollar Tree
58.	West Town Corners	FL	Altamonte Springs (Orlando)	Fee	32.2	% (4)(13)	Built 1989	95.3%	385,366		Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Walmart, Lowe's Home Improvement
59.	Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	32.2	% (4)(13)	Built 1989	96.8%	163,254		Burlington Coat Factory, LA Fitness, USA Discounters, Guitar Center (6)
60.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	97.2%	387,911		T.J. Maxx, Office Max, Kohl's, Toys 'R Us/Babies 'R Us, County Market, Petco
61.	Whitehall Mall	PA	Whitehall	Fee	38.0	% (4)(15)	Acquired 2003	93.8%	611,833		Sears, Kohl's, Bed Bath & Beyond, Gold's Gym, Buy Buy Baby, Raymour & Flanigan Furniture, Michaels
62.	Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	99.3%	627,804		Kohl's, Target, Michaels, Best Buy, Office Depot, PetsMart, T.J. Maxx, DSW, Ross Dress for Less, Gold's Gym, Spec's Wine & Spirits

	Total Community/Lifestyle Center GLA								19,555,807	(17)

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	The Mills
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	50.0	% (4)	Acquired 2007	98.7%	1,239,781	Marshalls, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th, Burlington Coat Factory, Sears Appliance Outlet, Gameworks, Sports Authority, Ross Dress for Less, JC's 5 Star Outlet (19), Group USA, Harkins Cinemas & IMAX, Sea Life Center, Conn's
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3	% (4)	Acquired 2007	99.9%	1,561,162	Bass Pro Shops, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, F.Y.E., H&M, Medieval Times, Modell's, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Maryland Live! Casino, Forever 21
3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5	% (4)(2)	Acquired 2007	94.0%	1,099,714	Forever 21, Jumpstreet, Last Call by Neiman Marcus, Off Broadway Shoe Warehouse, Saks Fifth Avenue Off 5th, Sports Authority, Super Target, United Artists Theatre, Burlington Coat Factory, H&M
4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3	% (4)	Acquired 2007	100.0%	1,338,712	Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, Saks Fifth Avenue Off 5th, The Children's Place Outlet, Dave & Buster's, Nike Factory Store, T.J. Maxx, Group USA, Sun & Ski, VF Outlet, Off Broadway Shoes, Bed Bath & Beyond, AMC Theatres, Best Buy, Forever 21, Sea Life Center (6)
5.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3	% (4)	Acquired 2007	98.6%	1,775,702	Bed Bath & Beyond, Burlington Coat Factory, The Children's Place, Group USA, JC's 5 Star Outlet (19), Marshalls, Nike Factory Store, Saks Fifth Avenue Off 5th, AMC Theatres, Polar Ice House Grapevine, Sun & Ski Sports, Last Call by Neiman Marcus, Sears Appliance Outlet, Bass Pro Outdoor World, Off Broadway Shoes, VF Outlet, Legoland Discovery Center, Sea Life Center, Ross Dress for Less, H&M
6.	Great Mall	CA	Milpitas (San Jose)	Fee	100.0%		Acquired 2007	98.4%	1,358,820	Last Call by Neiman Marcus, Sports Authority, Group USA, Kohl's, Dave & Busters, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Bed Bath & Beyond, Off Broadway Shoes
7.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	98.2%	1,912,969	Bass Pro Shops Outdoor World, Bed Bath & Beyond/Buy Buy Baby, Burlington Coat Factory, Kohl's, Marshalls Home Goods, Saks Fifth Avenue Off 5th, Rinkside, Sears Grand, Sports Authority, T.J. Maxx, VF Outlet, Marcus Cinemas, Last Call by Neiman Marcus, Value City Furniture, Shoppers World, Off Broadway Shoe Warehouse, Macy's
8.	Katy Mills	TX	Katy (Houston)	Fee	62.5	% (4)(2)	Acquired 2007	98.1%	1,638,472	Bass Pro Shops Outdoor World, Bed Bath and Beyond, Books-A-Million, Burlington Coat Factory, Jumpstreet, Marshalls, Last Call by Neiman Marcus, Nike Factory Store, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Off Broadway Shoes, Tilt, Ross Dress for Less (6)
9.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0	% (4)	Acquired 2007	99.7%	1,469,666	Burlington Coat Factory, Nike Factory Store, Gameworks, The Children's Place Outlet, Marshalls, JC's 5 Star Outlet (19), Saks Fifth Avenue Off 5th, Bed Bath & Beyond, Nordstrom Rack, Dave & Busters, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres, Sports Authority, Forever 21, Last Call by Neiman Marcus

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
10.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	97.2%	1,152,909	Regal Cinema & IMAX, Dave & Busters, VF Outlet, Sun & Ski, Bass Pro Shops, Forever 21, Bed Bath & Beyond, Saks Fifth Avenue Off 5th, Off Broadway Shoes, H&M
11.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	99.7%	804,107	Dave & Buster's, Vans Skatepark, Lucky Strike Lanes, Saks Fifth Avenue Off 5th, AMC Theatres, Nike Factory Store, Last Call by Neiman Marcus, Off Broadway Shoes, Nordstrom Rack, Sports Authority, H&M, Forever 21
12.	Potomac Mills	VA	Woodbridge (Washington, D.C.)	Fee	100.0%		Acquired 2007	98.8%	1,525,836	Group USA, Marshalls, T.J. Maxx, Sears Appliance Outlet, JCPenney, Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, The Children's Place, AMC Theatres, Modell's Sporting Goods, Books-A-Million, H&M, Last Call by Neiman Marcus, XXI Forever, Bloomingdale's Outlet, Buy Buy Baby (6), Christmas Tree Shops (6)
13.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	98.1%	2,305,538	American Signature Home, Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Gameworks, JC's 5 Star Outlet (19), Marshalls, Last Call by Neiman Marcus, Nike Factory Store, Nordstrom Rack, Saks Fifth Avenue Off 5th, Ron Jon Surf Shop, Sports Authority, Super Target, T.J. Maxx, Urban Planet, VF Factory Outlet, F.Y.E., Off Broadway Shoes, Regal Cinema, Bloomingdale's Outlet, Forever 21

	Total Mills Properties								19,183,388

	Other Properties
1.	Florida Keys Outlet Center	FL	Florida City	Fee	100.0%		Acquired 2010	93.8%	206,214	Aeropostale, American Eagle, Carter's, Coach, Gap Outlet, Guess, Nike, Nine West, OshKosh B'gosh, Skechers, Tommy Hilfiger
2.	Huntley Outlet Center	IL	Huntley	Fee	100.0%		Acquired 2010	61.2%	278,786	Aeropostale, Ann Taylor, Banana Republic, Bose, Calvin Klein, Carter's, Eddie Bauer, Gap Outlet, Guess, Reebok, Tommy Hilfiger
3.	Northfield Square	IL	Bourbonnais	Fee	71.7	% (12)	Built 1990	79.2%	530,325	Carson's (9), JCPenney, Sears, Cinemark Movies 10
4.	Outlet Marketplace	FL	Orlando	Fee	100.0%		Acquired 2010	82.5%	205,023	Calvin Klein, Coldwater Creek, Nine West, Reebok, Skechers
5.	Upper Valley Mall	OH	Springfield	Fee	100.0%		Built 1971	64.7%	739,021	Macy's, JCPenney, Sears, MC Sporting Goods, Chakeres Theatres, (8)
6.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	43.8%	967,702	Sears, Target, Dick's Sporting Goods, Burlington Coat Factory, AMC Theatres, (11)
7 - 11.	The Mills Limited Partnership (TMLP)						Acquired 2007		5,608,105

	Total Other GLA								8,535,176

	Total U.S. Properties GLA								236,564,986

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

(5)
Malls — Executed leases for all company-owned GLA in mall stores, excluding majors and anchors. Premium Outlets, Community/Lifestyle Centers and The Mills — Executed leases for all company-owned GLA (or total center GLA).

(6)
Indicates anchor or major that is currently under development or has announced plans for development.

(7)
Indicates ground lease covers less than 50% of the acreage of this property.

(8)
Indicates vacant anchor space(s).

(9)
Tenant has multiple locations at this center.

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

(15)
Our indirect ownership interest is through an approximately 76% ownership interest in Kravco Simon Investments.

(16)
Mall & Freestanding GLA includes office space. Centers with more than 20,000 square feet of office space are listed below:

Circle Centre — 129,944 sq. ft.	Menlo Park Mall — 49,481 sq. ft.
Copley Place — 868,051 sq. ft.	Oak Court Mall — 126,775 sq. ft.
Del Amo Fashion Center — 57,927 sq. ft.	Oxford Valley Mall — 112,311 sq. ft.
Domain, The — 154,055 sq. ft.	Plaza Carolina — 27,343 sq. ft.
Fashion Centre at Pentagon City, The — 169,089 sq. ft.	River Oaks — 41,494 sq. ft.
Firewheel Town Center — 73,906 sq. ft.	Southdale Center — 20,393 sq. ft.
Greendale Mall — 119,860 sq. ft.
(17)
Includes office space at Clay Terrace of 75,110 sq. ft.

(18)
Tenant has an existing store at this center but will move to a new location.

(19)
Indicates anchor has announced its intent to close this location.

(20)
Property has approved or is undergoing an expansion.

  United States Lease Expirations

            The following table summarizes lease expiration data for our malls and Premium Outlets located in the United States, including Puerto Rico, as of December 31, 2013. The data presented does not consider the impact of renewal options that may be contained in leases.

Year	Number of Leases Expiring	Square Feet	Avg. Base Minimum Rent PSF at 12/31/13	Percentage of Gross Annual Rental Revenues (1)
Inline Stores and Freestanding
Month to Month Leases	645	1,788,363	$39.88	1.3%
2014	2,502	7,862,336	$39.46	6.1%
2015	2,932	9,546,396	$39.76	7.5%
2016	2,812	9,429,412	$39.27	7.3%
2017	2,624	9,250,051	$41.80	7.7%
2018	2,497	9,173,389	$44.58	8.1%
2019	1,633	6,437,129	$44.83	5.8%
2020	1,246	4,597,759	$48.69	4.5%
2021	1,295	5,242,126	$46.50	4.9%
2022	1,577	6,083,275	$45.98	5.6%
2023	1,890	7,325,936	$45.89	6.7%
2024 and Thereafter	713	3,715,748	$39.04	3.0%
Specialty Leasing Agreements w/ terms in excess of 12 months	1,338	3,033,946	$16.66	1.0%
Anchor Tenants
2014	16	1,566,512	$6.02	0.2%
2015	28	3,141,251	$3.15	0.2%
2016	24	2,940,627	$3.12	0.2%
2017	24	3,344,997	$2.36	0.2%
2018	26	3,040,642	$4.65	0.3%
2019	22	2,286,288	$5.03	0.2%
2020	15	1,424,628	$6.46	0.2%
2021	12	1,055,228	$7.80	0.1%
2022	8	962,861	$9.46	0.2%
2023	14	1,523,762	$10.07	0.3%
2024 and Thereafter	36	3,705,692	$6.27	0.5%

(1)
Annual rental revenues represent 2013 consolidated and joint venture combined base rental revenue.

International Properties

            Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.

  European Investments

            On March 14, 2012, we completed an acquisition of a 28.7% interest in Klépierre for approximately $2.0 billion. At December 31, 2013 we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $46.53 per share. Klépierre is a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe.

            During the second quarter of 2013, we signed a definitive agreement with McArthurGlen, an owner, developer, and manager of designer outlets, to form one or more joint ventures to invest in certain of its existing designer outlets, development projects, and its property management and development companies. In conjunction with that agreement, we purchased a noncontrolling interest in the property management and development companies of McArthurGlen, and a noncontrolling interest in a development property located in Vancouver, British Columbia. On August 2, 2013 we acquired a noncontrolling interest in Ashford Designer Outlets in Kent, UK. On October 16, 2013 we completed the remaining transactions contemplated by our previously announced definitive agreement with McArthurGlen by acquiring noncontrolling interests in portions of four existing McArthurGlen Designer Outlets — Parndorf (Vienna, Austria), La Reggia (Naples, Italy), Noventa di Piave (Venice, Italy), and Roermond (Roermond, Netherlands). Our legal ownership interests in these entities range from 22.5% to 90%.

            We own a 13.3% interest in Value Retail PLC and affiliated entities, which own and operate nine luxury outlets throughout Europe. We also have a minority direct ownership in three of those outlets.

  Other International Investments

            We also hold a 40% interest in nine operating joint venture properties in Japan, a 50% interest in three operating joint venture properties in South Korea, a 50% interest in one operating joint venture property in Mexico, a 50% interest in one operating joint venture property in Malaysia, and a 50% interest in one operating joint venture property in Canada. The nine Japanese Premium Outlets operate in various cities throughout Japan and comprise over 3 million square feet of GLA and were 99.4% leased as of December 31, 2013.

            The following property tables summarize certain data for our properties located in Japan, South Korea, Mexico, Malaysia, Canada and the various European countries related to the McArthurGlen joint venture property locations at December 31, 2013:

Simon Property Group, Inc. and Subsidiaries
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
INTERNATIONAL PREMIUM OUTLETS
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Banana Republic, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Gap Outlet, McGregor, MK Michel Klein, Tommy Hilfiger, Ralph Lauren
2.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	481,500	Armani, Balenciaga, Bally, Bottega Veneta, Burberry, Coach, Diesel, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Jill Stuart, Loro Piana, Miu Miu, Moschino, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's
3.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	441,000	Adidas, Armani, Bally, Banana Republic, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Etro, Gap Outlet, Gucci, Harrod's, Helmut Lang, Hugo Boss, Loro Piana, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tommy Hilfiger, Valentino
4.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2031)	40.0%	2000	416,500	Adidas, Armani, Bally, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Dolce & Gabbana, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Hugo Boss, Kate Spade, Lacoste, Lanvin Collection, Nike, Polo Ralph Lauren
5.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%	2003	390,800	Adidas, Armani, Beams, Brooks Brothers, Coach, Diesel, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Gucci, Harrod's, Kate Spade, Lanvin Collection, Miu Miu, Nike, Polo Ralph Lauren
6.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas. Beams, Brooks Brothers, Coach, Jill Stuart, Levi's, Pleats Please Issey Miyake, Ray-Ban, Tasaki, TaylorMade
7.	Shisui Premium Outlets	Shisui (Chiba), Japan	Ground Lease (2032)	40.0%	2013	234,800	Banana Republic, Brooks Brothers, Citizen, Coach, Gap, Marmot, Michael Kors, Samsonite, Tommy Hilfiger,
8.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%	2005	289,600	Adidas, BCBG Max Azria, Beams, Brooks Brothers, Coach, Diesel, Eddie Bauer, Furla, Gap Outlet, MK Michel Klein, Nike, Olive des Olive, Polo Ralph Lauren, Timberland, Tommy Hilfiger
9.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	290,400	Adidas, Armani, BCBG Max Azria, Beams, Bose, Brooks Brothers, Coach, Cole Haan, Courreges, Dolce & Gabbana, Furla, Gap Outlet, Miki House, Nike, Quiksilver, Reebok, Theory, Tommy Hilfiger

	Subtotal Japan					3,023,800

Simon Property Group, Inc. and Subsidiaries
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
	MEXICO
10.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	278,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Kenneth Cole, Lacoste, Levi's, MaxMara, Nautica, Nike, Palacio Outlet, Reebok, Rockport, Salvatore Ferragamo, Swarovski, Zegna
	Subtotal Mexico					278,000
	SOUTH KOREA
11.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	286,200	Adidas, Giorgio Armani, Burberry, Chloe, Coach, Diesel, Dolce & Gabbana, Escada, Fendi, Gucci, Lacoste, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tod's, Valentino, Vivienne Westwood
12.	Paju Premium Outlets	Paju (Seoul)	Fee	50.0%	2011	442,900	Armani, Banana Republic, Calvin Klein, Coach, DKNY, Elie Tahari, Escada, Jill Stuart, Lacoste, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tory Burch, Vivienne Westwood
13.	Busan Premium Outlets	Busan	Fee	50.0%	2013	360,200	Adidas, Armani, Banana Republic, Bean Pole, Calvin Klein, Coach, DKNY, Gap, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Theory, The North Face, Tommy Hilfiger

	Subtotal South Korea					1,089,300
	MALAYSIA
14.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	280,300	Adidas, Armani, Burberry, Calvin Klein, Canali, Coach, DKNY, Gap, Guess, Lacoste, Levi's, Michael Kors, Nike, Salvatore Ferragamo, Timberland, Zegna
	Subtotal Malaysia					280,300
	CANADA
15.	Toronto Premium Outlets	Toronto (Ontario)	Fee	50.0%	2013	358,200	Adidas, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Eddie Bauer, Gap, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Quiksilver, Reebok, Tommy Hilfiger
	Subtotal Canada					358,200

	TOTAL INTERNATIONAL PREMIUM OUTLETS					5,029,600

Simon Property Group, Inc. and Subsidiaries
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
INTERNATIONAL DESIGNER OUTLETS
	AUSTRIA
1.	Parndorf Designer Outlets	Vienna	Fee	90.0%	Phase 3 — 2005	118,000	Armani, Bally, Burberry, Calvin Klein, Diesel, Furla, Geox,
	Phases 3 & 4				Phase 4 — 2011		Gucci, Hugo Boss, Joop! Windsor Strellson, McWorld, Michael Kors, Prada, Swarovski, Zegna

	Subtotal Austria					118,000
	ITALY
2.	La Reggia Designer Outlets	Marcianise (Naples)	Fee	60.0%	Phase 1 — 2010	288,000	Adidas, Armani, Calvin Klein, Hugo Boss, Lui Jo, Michael
	Phases 1 & 2				Phase 2a — 2010		Kors, Nike, Pinko, Polo Ralph Lauren, Prada, Roberto
					Phase 2b — 2011		Cavalli, Timberland, Tommy Hilfiger, Valentino
3.	Noventa Di Piave Designer	Venice	Fee	60.0%	Phase 1 — 2008	280,000	Armani, Bottega Veneta, Brioni, Brooks Brothers,
	Outlets Phases 1, 2, & 3				Phase 2 — 2010		Burberry, Calvin Klein, Fendi, Hugo Boss, Loro Piana,
					Phase 3 — 2012		Michael Kors, Nike, Pal Zileri, Paul Smith, Prada, Salvatore
							Ferragamo, Sergio Rossi, Tommy Hilfiger, Valentino, Versace

	Subtotal Italy					568,000
	NETHERLANDS
4.	Roermond Designer Outlets	Roermond	Fee	90.0%	Phase 2 — 2005	173,000	Armani, Burberry, Calvin Klein, Escada, Furla, Gucci, Hugo
	Phases 2 & 3				Phase 3 — 2011		Boss, Joop! Windsor Strellson, Loro Piana, Michael Kors,
							Moncler, Mulberry, Prada, Ralph Lauren Luxury, Swarovski,
							Tod's, Tommy Hilfiger

	Subtotal Netherlands					173,000
	UNITED KINGDOM
5.	Ashford Designer Outlets	Kent	Fee	22.5%	2000	183,000	Abercrombie and Fitch, Adidas, CK Underwear, Clarks, Fossil, French Connection, Gap, Guess, Lacoste, Levis, Marks & Spencer, Next, Nike, Polo Ralph Lauren, Reiss, Superdry, Swarovski, Tommy Hilfiger

	Subtotal United Kingdom					183,000

	Total International Designer Outlets					1,042,000

FOOTNOTES:

(1)
All gross leasable area listed in square feet.

  Land

            We have direct or indirect ownership interests in approximately 350 acres of land held in the United States and Canada for future development.

  Sustainability and Energy Efficiency

            We focus on energy efficiency as a core sustainability strategy. Through the continued use of energy conservation practices, energy efficiency projects, and continuous monitoring and reporting, we have reduced our energy consumption at comparable properties every year since 2003. As a result, excluding new developments and expansions, we reduced the electricity usage over which we have direct control by 260 million kWhs since 2003. This reflects an annual value of over $25 million in avoided operating costs. Our documented reduction in greenhouse gas emissions resulting from our energy management efforts is 193,700 metric tons of CO2e.

            In 2012, we were awarded NAREIT's Leader in the Light Award for our energy conservation efforts for the eighth consecutive year and were the only company to have achieved the Leader in the Light distinction each year from 2005 through 2012. We were the only Retail REIT included in the 2013 Carbon Disclosure Leadership Index published by the Carbon Disclosure Project.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and unsecured indebtedness encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Unsecured Debt on Portfolio Properties
As of December 31, 2013
(Dollars in thousands)

Property Name	Interest Rate	Face Amount		Annual Debt Service (1)		Maturity Date
Consolidated Indebtedness:
Mortgage Indebtedness:
Anderson Mall	4.61%	$20,398		$1,408		12/01/22
Bangor Mall	6.15%	80,000		4,918	(2)	10/01/17
Battlefield Mall	3.95%	125,000		4,938	(2)	09/01/22
Birch Run Premium Outlets	5.95%	104,240	(10)	8,078		04/11/16
Bloomingdale Court	8.15%	25,164		2,495		11/01/15
Brunswick Square	5.65%	76,672		5,957		08/11/14
Calhoun Premium Outlets	5.79%	20,035	(22)	1,519		09/01/16
Carolina Premium Outlets	3.36%	49,452		2,675		12/01/22
Chesapeake Square	5.84%	65,242		5,162		08/01/14
Concord Mills Marketplace	4.82%	16,000		771	(2)	11/01/23
DeKalb Plaza	5.28%	2,377		284		01/01/15
Domain, The	5.44%	201,511		14,085		08/01/21
Empire Mall	5.79%	176,300		10,215	(2)	06/01/16
Ellenton Premium Outlets	5.51%	102,442	(21)	7,649		01/11/16
Florida Keys Outlet Center	5.51%	10,454	(21)	781		01/11/16
Forest Plaza	7.50%	17,733	(32)	1,685		10/10/19
Gaffney Premium Outlets	5.79%	36,360	(22)	2,757		09/01/16
Grand Prairie Premium Outlets	3.66%	120,000		4,392	(2)	04/01/23
Great Mall	6.01%	269,306		16,880		08/28/15	(3)
Greenwood Park Mall	8.00%	76,677	(19)	7,044		08/01/16
Grove City Premium Outlets	5.51%	110,590	(21)	8,258		01/11/16
Gulfport Premium Outlets	5.51%	24,674	(21)	1,842		01/11/16
Gurnee Mills	5.77%	321,000		18,512	(2)	07/01/17
Hagerstown Premium Outlets	5.95%	87,586	(10)	6,787		04/11/16
Henderson Square	4.43%	13,301		937		04/01/16
Huntley Outlet Center	5.51%	29,243	(21)	2,183		01/11/16
Independence Center	5.94%	200,000		11,886	(2)	07/10/17
Ingram Park Mall	5.38%	139,954		9,746		06/01/21
Jersey Shore Premium Outlets	5.51%	68,630	(21)	5,124		01/11/16
King of Prussia — The Court & The Plaza — 1	7.49%	63,529		23,183		01/01/17
King of Prussia — The Court & The Plaza — 2	8.53%	4,553		1,685		01/01/17
King of Prussia — The Court & The Plaza — 3	4.50%	50,000		2,250	(2)	01/01/17
Lake View Plaza	8.00%	15,470		1,409		12/31/14
Lakeline Plaza	7.50%	16,613	(32)	1,578		10/10/19
Las Americas Premium Outlets	5.84%	178,806		12,728		06/11/16
Lebanon Premium Outlets	5.51%	15,170	(21)	1,133		01/11/16
Lee Premium Outlets	5.79%	50,014	(22)	3,792		09/01/16
Mall at Chestnut Hill, The	4.69%	120,000		5,624	(2)	11/01/23
Mall of Georgia Crossing	4.28%	24,527		1,481		10/06/22
Merrimack Premium Outlets	3.78%	130,000		4,908	(2)	07/01/23
Mesa Mall	5.79%	87,250		5,055	(2)	06/01/16
Midland Park Mall	4.35%	83,293		5,078		09/06/22
Montgomery Mall	5.17%	80,265		6,307		05/11/34
Muncie Towne Plaza	7.50%	6,907	(32)	656		10/10/19
Naples Outlet Center	5.51%	15,718	(21)	1,174		01/11/16
North Ridge Shopping Center	3.41%	12,500		427	(2)	12/01/22
Northfield Square	6.05%	24,970		2,485		02/11/14

Mortgage and Unsecured Debt on Portfolio Properties
As of December 31, 2013
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Opry Mills	6.16%		280,000		17,248	(2)	10/10/16	(3)
Opry Mills — 2	5.00%		102,347		5,117	(2)	10/10/16	(3)
Oxford Valley Mall	4.77%		67,722		4,456		12/07/20
Palms Crossing	5.49%		37,179	(8)	2,612		08/01/21
Penn Square Mall	7.75%		95,256		8,597		04/01/16
Pismo Beach Premium Outlets	5.84%		33,850	(20)	1,978	(2)	11/06/16
Plaza Carolina	1.52	% (1)	225,000		3,415	(2)	09/30/17	(3)
Pleasant Prairie Premium Outlets	5.51%		58,943	(21)	4,401		01/11/16
Pleasant Prairie Premium Outlets 2	6.01%		35,787		2,758		12/01/16
Potomac Mills	5.83%		410,000		23,901	(2)	07/11/17
Port Charlotte Town Center	5.30%		46,353		3,232		11/01/20
Puerto Rico Premium Outlets	1.52	% (1)	125,000		1,897	(2)	09/30/17	(3)
Queenstown Premium Outlets	5.84%		66,150	(20)	3,864	(2)	11/06/16
Rushmore Mall	5.79%		94,000		5,446	(2)	06/01/16
Sawgrass Mills	5.82%		820,000		47,724	(2)	07/01/14	(36)
San Marcos Premium Outlets	5.51%		140,276	(21)	10,474		01/11/16
Shops at Arbor Walk, The	5.49%		42,020	(8)	2,952		08/01/21
Shops at Riverside, The	3.37%		130,000		4,382	(2)	02/01/23
Southdale Center	3.84%		155,000		5,958	(2)	04/01/23
Southern Hills Mall	5.79%		101,500		5,881	(2)	06/01/16
SouthPark	8.00%		189,775	(19)	17,434		08/01/16
Southridge Mall	3.85%		125,000		4,818	(2)	06/06/23
Summit Mall	5.42%		65,000		3,526	(2)	06/10/17
Sunland Park Mall	8.63	% (13)	28,359		3,773		01/01/26
The Crossings Premium Outlets	3.41%		115,000		3,926	(2)	12/01/22
Town Center at Cobb	4.76%		200,000		9,514	(2)	05/01/22
Towne West Square	5.61%		49,360		3,516		06/01/21
Upper Valley Mall	5.89%		42,447	(28)	1,920		07/01/16	(3)
Valle Vista Mall	5.35%		40,000		2,140	(2)	05/10/17
Walt Whitman Shops	8.00%		116,932	(19)	10,742		08/01/16
Washington Square	5.94%		24,676	(25)	1,072		07/01/16
West Ridge Mall	5.89%		64,794		4,885		07/01/14
White Oaks Mall	5.54%		50,000		2,768	(2)	11/01/16
White Oaks Plaza	7.50%		13,813	(32)	1,312		10/10/19
Williamsburg Premium Outlets	5.95%		101,186	(10)	7,841		04/11/16
Wolfchase Galleria	5.64%		225,000		12,700	(2)	04/01/17
Woodland Hills Mall	7.79%		92,908		8,414		04/05/19

Total Consolidated Mortgage Indebtedness			$8,180,559
Unsecured Indebtedness:
Simon Property Group, LP:
Revolving Credit Facility — USD Currency	1.12	% (15)	$300,000	(40)	$3,353	(2)	10/30/16	(3)
Revolving Credit Facility — Euro Currency	1.15	% (15)	660,113	(16)	7,601	(2)	10/30/16	(3)
Supplemental Credit Facility — Yen Currency	1.06	% (15)	212,186	(23)	2,246	(2)	06/30/17	(3)
Unsecured Notes — 4C	7.38%		200,000		14,750	(14)	06/15/18
Unsecured Notes — 10B	4.90%		200,000		9,800	(14)	01/30/14	(30)
Unsecured Notes — 11B	5.63%		218,430		12,287	(14)	08/15/14
Unsecured Notes — 12A	5.10%		600,000		30,600	(14)	06/15/15
Unsecured Notes — 13B	5.75%		600,000		34,500	(14)	12/01/15
Unsecured Notes — 14B	6.10%		400,000		24,400	(14)	05/01/16

Mortgage and Unsecured Debt on Portfolio Properties
As of December 31, 2013
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Unsecured Notes — 15B	5.88%		500,000		29,375	(14)	03/01/17
Unsecured Notes — 16B	5.25%		650,000		34,125	(14)	12/01/16
Unsecured Notes — 19B	6.13%		800,000		49,000	(14)	05/30/18
Unsecured Notes — 20A	10.35%		650,000		67,275	(14)	04/01/19
Unsecured Notes — 21A	6.75%		516,052		34,834	(14)	05/15/14	(34)
Unsecured Notes — 22A	4.20%		400,000		16,800	(14)	02/01/15
Unsecured Notes — 22B	5.65%		1,250,000		70,625	(14)	02/01/20
Unsecured Notes — 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes — 23A	4.38%		900,000		39,375	(14)	03/01/21
Unsecured Notes — 24A	2.80%		500,000		14,000	(14)	01/30/17
Unsecured Notes — 24B	4.13%		700,000		28,875	(14)	12/01/21
Unsecured Notes — 25A	2.15%		600,000		12,900	(14)	09/15/17
Unsecured Notes — 25B	3.38%		600,000		20,250	(14)	03/15/22
Unsecured Notes — 25C	4.75%		550,000		26,125	(14)	03/15/42
Unsecured Notes — 26A	1.50%		750,000		11,250	(14)	02/01/18
Unsecured Notes — 26B	2.75%		500,000		13,750	(14)	02/01/23
Unsecured Notes — Euro 1	2.38%		1,035,742	(39)	24,599	(6)	10/02/20
Unsecured Term Loan	1.27	% (1)	240,000		3,042	(2)	02/28/18	(3)

			15,132,523
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(14)	03/15/16

			250,000
Total Consolidated Unsecured Indebtedness			$15,382,523

Total Consolidated Indebtedness at Face Amounts			$23,563,082
Premium on Indebtedness			65,677
Discount on Indebtedness			(40,228)

Total Consolidated Indebtedness			$23,588,531

Our Share of Consolidated Indebtedness			$23,425,910

Joint Venture Indebtedness:
Mortgage Indebtedness:
Ami Premium Outlets	1.83%		97,691	(26)	11,956		09/25/23
Ashford Designer Outlets — Fixed	4.27	% (11)	59,382	(41)	2,533	(2)	07/31/16
Ashford Designer Outlets — Variable	2.42	% (1)	6,598	(41)	160	(2)	07/31/16
Arizona Mills	5.76%		167,143		12,268		07/01/20
Arundel Mills	6.14%		369,381		28,116		08/01/14	(37)
Arundel Mills Marketplace	5.92%		10,492		884		01/01/14	(37)
Auburn Mall	6.02%		40,338		3,027		09/01/20
Aventura Mall	3.75%		1,200,000		45,002	(2)	12/01/20
Avenues, The	3.60%		110,000		3,960	(2)	02/06/23
Briarwood Mall	7.50%		112,000	(33)	10,641		11/30/16
Busan Premium Outlets — Fixed	5.52%		64,972	(17)	3,586	(2)	02/10/17
Busan Premium Outlets — Variable	4.98	% (27)	48,753	(17)	2,426	(2)	02/13/17
California Department Stores	6.53%		31,300		2,044	(2)	11/01/17
Cape Cod Mall	5.75%		96,550		7,003		03/06/21
Circle Centre	3.07	% (24)	67,000		2,055	(2)	01/28/20	(3)
Clay Terrace	5.08%		115,000		5,842	(2)	10/01/15

Mortgage and Unsecured Debt on Portfolio Properties
As of December 31, 2013
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16
Coddingtown Mall	1.92	% (1)	12,450		839		03/01/17	(3)
Colorado Mills	3.92	% (18)	126,162		4,943	(2)	06/01/15
Concord Mills	3.84%		235,000		9,015	(2)	11/01/22
Crystal Mall	4.46%		95,000		4,237	(2)	06/06/22
Dadeland Mall	4.50%		450,000		27,361		12/05/21
Del Amo Fashion Center	2.17	% (1)	310,000		6,720	(2)	01/17/18	(3)
Denver West Village	5.04%		28,000		1,410	(2)	07/01/21
Domain Westin	1.92	% (1)	45,000		863	(2)	08/30/18	(3)
Dover Mall	5.57%		91,171		6,455		08/06/21
Emerald Square Mall	4.71%		112,706		7,165		08/11/22
Falls, The	7.50%		108,267	(33)	10,287		11/30/16
Fashion Centre Pentagon Office	5.11%		40,000		2,043	(2)	07/01/21
Fashion Centre Pentagon Retail	4.87%		410,000		19,957	(2)	07/01/21
Fashion Valley — 1	4.30%		474,351		28,208		01/04/21
Fashion Valley — 2	6.00%		5,587		549		05/01/14
Firewheel Residential	5.91%		22,078		1,635		12/01/16	(3)
Firewheel Residential II	2.17	% (1)	18,399		399	(2)	08/23/17	(3)
Florida Mall, The	5.25%		356,752		24,849		09/05/20
Gaitway Plaza	4.60%		13,900	(35)	640	(2)	07/01/15
Grapevine Mills	2.32	% (1)	269,053		12,497		09/22/14
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16
Gotemba Premium Outlets	0.56%		24,039	(26)	6,281		02/28/18
Hamilton Town Center	4.81%		84,000		4,038	(2)	04/01/22
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		9,058	(38)	637		11/01/14
Indian River Mall	5.21%		61,373	(38)	4,313		11/01/14
Johor Premium Outlets	4.87	% (7)	25,285	(9)	6,824		10/14/20
Katy Mills	3.49%		140,000		4,886	(2)	12/06/22
Kobe-Sanda Premium Outlets — Fixed	1.70%		954	(26)	969		01/31/14	(37)
Kobe-Sanda Premium Outlets — Variable	0.71	% (12)	41,961	(26)	6,417		01/31/18
Lehigh Valley Mall	5.88%		133,542		9,943		07/05/20
La Reggia Designer Outlets Phases 1 & 2	1.70	% (44)	91,085	(42)	7,001		03/31/27
Liberty Tree Mall	3.41%		34,619		1,866		05/06/23
Mall at Rockingham Park, The	5.61%		260,000		14,586	(2)	03/10/17
Mall at Tuttle Crossing, The	3.56%		125,000		4,455	(2)	05/01/23
Mall of New Hampshire, The	6.23%		127,205		10,079		10/05/15
Meadowood Mall	5.82%		121,817		8,818		11/06/21
Montreal Premium Outlets	2.52	% (4)	13,058	(5)	329	(2)	09/10/17
Northshore Mall	3.30%		272,747		14,453		07/05/23
Noventa Di Piave Designer Outlets Phase 1	1.30	% (44)	48,836	(42)	3,938		08/29/26
Noventa Di Piave Designer Outlets Phase 2 & 3	2.79	% (43)	52,156	(42)	3,955		06/30/27
Ontario Mills	4.25%		339,507		20,661		03/05/22
Outlets at Orange, The	6.25%		213,163		16,258		10/01/14
Paju Premium Outlets	4.08%		102,817	(17)	4,197	(2)	11/28/19
Parndorf Designer Outlets Phases 3 & 4	2.42	% (43)	50,920	(42)	5,013		06/30/16
Plaza at Buckland Hills, The	4.60%		24,800		1,142	(2)	07/01/15
Quaker Bridge Mall — 1	7.03%		13,760		2,407		04/01/16
Quaker Bridge Mall — 2	2.95%		62,000		1,829	(2)	04/01/16

Mortgage and Unsecured Debt on Portfolio Properties
As of December 31, 2013
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Rinku Premium Outlets — Fixed	1.85%		5,290	(26)	5,387		11/25/14
Rinku Premium Outlets — Variable	0.48	% (12)	17,154	(26)	1,989		07/31/17
Roermond Designer Outlets Phases 2 & 3 — Fixed	5.12	% (11)	66,804	(42)	3,418	(2)	12/01/17
Roermond Designer Outlets Phases 2 & 3 — Variable	2.62	% (45)	28,630	(42)	749	(2)	12/01/17
Sano Premium Outlets	0.51	% (12)	11,102	(26)	4,688		05/31/18
Seminole Towne Center	5.97%		58,152		4,303		05/06/21
Sendai-Izumi Premium Outlets	0.49	% (12)	18,107	(26)	3,710		10/31/18
Shisui Premium Outlets	0.46	% (12)	50,700	(26)	5,569		05/31/18
Shops at Mission Viejo, The	3.61%		295,000		10,650	(2)	02/01/23
Shops at Sunset Place, The	5.62%		73,936		5,892		09/01/20
Silver Sands Premium Outlets	3.93%		100,000		3,930	(2)	06/01/22
Smith Haven Mall	5.16%		180,000		9,283	(2)	03/01/16
Solomon Pond Mall	4.01%		107,810		6,309		11/01/22
Southdale Residential	1.82	% (1)	148		3	(2)	07/01/18	(3)
SouthPark Residential	4.80%		22,000		1,056	(2)	05/01/21
Springfield Mall	4.77	% (11)	63,789		3,492		11/30/15
Square One Mall	5.47%		97,496		6,793		01/06/22
Stoneridge Shopping Center	7.50%		219,061	(33)	19,214		11/30/16
St. Johns Town Center	5.06%		160,766		11,025		03/11/15
St. John's Town Center Phase II	1.87	% (1)	77,096		531		05/10/15
St. John's Town Center Phase III	1.42	% (1)	5,361		76	(2)	01/28/16	(3)
Tanger Outlets — Galveston/Houston	1.67	% (1)	65,000		1,084	(2)	07/01/18	(3)
Toki Premium Outlets	1.00	% (12)	8,154	(26)	1,564		04/30/15
Toronto Premium Outlets	2.37	% (4)	84,923	(5)	2,014	(2)	07/09/15
Tosu Premium Outlets	0.48	% (12)	22,110	(26)	2,298		12/31/18
Village Park Plaza	4.60%		29,850		1,374	(2)	07/01/15
West Town Corners	4.60%		18,800	(35)	865	(2)	07/01/15
West Town Mall	6.34%		210,000		13,309	(2)	12/01/17
Westchester, The	6.00%		357,141		26,980		05/05/20
Whitehall Mall	7.00%		10,617		1,149		11/01/18
Woodfield Mall	4.50%		425,000		19,125	(2)	03/05/24
Yeoju Premium Outlets	4.68%		7,495	(17)	351	(2)	09/06/20

Total Joint Venture Mortgage Indebtedness at Face Value			$12,287,670
The Mills Limited Partnership Secured Indebtedness at Face Value			$731,586	(29)

Total Joint Venture and The Mills Limited Partnership Indebtedness at Face Value			$13,019,256
Premium on Indebtedness			5,001

Total Joint Venture Indebtedness			$13,024,257

Our Share of Joint Venture Indebtedness			$6,096,446	(31)

Mortgage and Unsecured Debt on Portfolio Properties
As of December 31, 2013
(Dollars in thousands)

(1)
Variable rate loans based on 1M LIBOR plus interest rate spreads ranging from 95 bps to 375 bps. 1M LIBOR as of December 31, 2013 was 0.17%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Applicable Borrower's option.

(4)
Variable rate loans based on 1M CDOR plus interest rate spreads ranging from 115 bps to 130 bps. 1M CDOR at December 31, 2013 was 1.22%.

(5)
Amount shown in USD equivalent. CAD Equivalent is 104.3 million.

(6)
Requires annual payment of interest only.

(7)
Variable rate loans based on Cost of Fund plus interest rates spreads ranging from 150 bps to 175 bps. Cost of Fund as of December 31, 2013 was 3.35%.

(8)
Loans secured by these two properties are cross-collateralized and cross-defaulted.

(9)
Amount shown in USD Equivalent. Ringgit equivalent is 83.2 million.

(10)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(11)
Associated with these loans are interest rate swap agreements that effectively fix the interest rate of the loans at the all-in rate presented.

(12)
Variable rate loans based on 1M YEN LIBOR or 6M YEN LIBOR plus interest rate spreads ranging from 25 bps to 137.5 bps. As of December 31, 2013, 1M YEN LIBOR and 6M YEN LIBOR were 0.11% and 0.21%, respectively.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. This threshold was met and additional interest was paid in 2013.

(14)
Requires semi-annual payments of interest only.

(15)
$4.0 Billion Revolving Credit Facility and $2.0 Billion Supplemental Credit Facility. As of December 31, 2013, the Credit Facility — USD Currency bears interest at LIBOR + 95 bps, the Credit Facility — Euro Currency bears interest a 1M EURO LIBOR + 95 bps and the Supplemental Credit Facility bears interest at 1M YEN LIBOR + 95 basis points. All facilities provide for different pricing based upon our investment grade rating. As of December 31, 2013, $4.8 billion was available after outstanding borrowings and letter of credits.

(16)
Amount shown in USD Equivalent. Balances include borrowings on multi-currency tranche of Euro 478.0 million.

(17)
Amount shown in USD equivalent. Won Equivalent is 236.2 billion.

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

(23)
Amount shown in USD Equivalent. Balances include borrowings on multi-currency tranche of Yen 22.3 billion.

(24)
Variable rate loan based on 1M LIBOR plus an interest rate spread of 290 bps. In addition, 1M LIBOR is capped at 5.00%.

(25)
Comprised of a $15.0 million note at 5.94% and a $12.8 million note that is non-interest bearing.

(26)
Amount shown in USD Equivalent. Yen equivalent is 31.2 billion.

(27)
Variable rate loans based on 91 Day Korean CD rate plus interest rate spreads ranging from 200 bps to 290 bps. The 91 Day Korean CD rate as of December 31, 2013 was 2.66%.

(28)
Comprised of a $27.0 million note at 5.89% and a $20.0 million note that is non-interest bearing.

(29)
Consists of five properties with interest rates ranging from 4.50% to 7.32% and maturities between 2015 and 2023.

(30)
Unsecured note was repaid at maturity.

Mortgage and Unsecured Debt on Portfolio Properties
As of December 31, 2013
(Dollars in thousands)

(31)
Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties, including The Mills Limited Partnership. To the extent total indebtedness is secured by a property, it is non-recourse to us, with the exception of approximately $190.8 million of payment guarantees provided by the Operating Partnership (of which $83.0 million is recoverable from our venture partner under the partnership agreement).

(32)
Loans secured by these four properties are cross-collateralized and cross-defaulted.

(33)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(34)
We have noticed holders of these notes our intent to prepay at par on February 14, 2014.

(35)
Loans secured by these two properties are cross-collateralized and cross-defaulted.

(36)
Mortgage was repaid on January 2, 2014.

(37)
Loan refinanced after 12/31/13.

(38)
Loans secured by these two properties are cross-collateralized and cross-defaulted.

(39)
Amount shown in USD equivalent. Euro equivalent is 750.0 million.

(40)
$300.0 million draw on December 30, 2013 was used to partially fund the payoff of the Sawgrass Mills mortgage on January 2, 2014. The entire outstanding balance on the Revolving Credit Facility — USD Currency was repaid on January 22, 2014.

(41)
Amount shown in USD equivalent. GBP equivalent is 40.0 million.

(42)
Amount shown in USD equivalent. Euro equivalent is 245.1 million.

(43)
Variable rate loan based on 3M EURIBOR plus interest rate spreads ranging from 200 bps to 250 bps. 3M EURIBOR at December 31, 2013 was 0.29%.

(44)
Variable rate loan based on 6M EURIBOR plus interest rate spreads ranging from 95 bps to 135 bps. 6M EURIBOR at December 31, 2013 was 0.35%.

(45)
Variable rate loan based on 1M EURIBOR plus interest rate spreads ranging from 220 bps to 275 bps. 1M EURIBOR at December 31, 2013 was 0.22%.

            The changes in consolidated mortgages and unsecured indebtedness for the years ended December 31, 2013, 2012, 2011 are as follows:

	2013	2012	2011
Balance, Beginning of Year	$23,113,007	$18,446,440	$17,473,760
Additions during period:
New Loan Originations (a)	2,004,709	4,873,844	1,865,794
Loans assumed in acquisitions and consolidation	—	2,589,130	619,192
Net Premium	(3,273)	70,689	28,483
Deductions during period:
Loan Retirements	(1,412,811)	(2,758,515)	(1,471,034)
Amortization of Net Premiums	(33,535)	(33,504)	(8,438)
Scheduled Principal Amortization	(79,566)	(75,077)	(61,317)

Balance, Close of Year	$23,588,531	$23,113,007	$18,446,440

(a)
Includes net activity on the credit facilities

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

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            Our common stock trades on the New York Stock Exchange under the symbol "SPG". The quarterly price range for the shares and the dividends declared per share for each quarter in the last two fiscal years are shown below:

	High	Low	Close	Declared Dividends
2012
1st Quarter	$146.34	$125.53	$145.68	$0.95
2nd Quarter	158.60	141.56	155.66	1.00
3rd Quarter	164.17	150.85	151.81	1.05
4th Quarter	160.70	145.21	158.09	1.10
2013
1st Quarter	$164.32	$156.08	$158.56	$1.15
2nd Quarter	182.45	152.02	157.92	1.15
3rd Quarter	167.00	142.47	148.23	1.15
4th Quarter	161.99	147.51	152.16	1.20

            There is no established public trading market for Simon Property's Class B common stock. Dividends on the Class B common stock are identical to the common stock.

  Holders

            The number of holders of record of common stock outstanding was 1,461 as of December 31, 2013. The Class B common stock is subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

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

            Common stock dividends during 2013 aggregated $4.65 per share. Common stock dividends during 2012 aggregated $4.10 per share. In January of 2014, our Board of Directors declared a cash dividend of $1.25 per share of common stock payable on February 28, 2014 to stockholders of record on February 14, 2014.

            We offer a dividend reinvestment plan that allows our stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

  Unregistered Sales of Equity Securities

            During the fourth quarter of 2013, we issued an aggregate of 274,697 shares of common stock to limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership, as follows:

  •
  69,691 shares on December 26, 2013, and

  •
  205,006 shares on November 19, 2013.

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

	As of or for the Year Ended December 31,
	2013	2012	2011	2010 (1)	2009
	(in thousands, except per share data)
OPERATING DATA:
Total consolidated revenue	$5,170,138	$4,880,084	$4,306,432	$3,957,630	$3,775,216
Consolidated net income	1,551,590	1,719,632	1,245,900	753,514	387,262
Net income attributable to common stockholders	$1,316,304	$1,431,159	$1,021,462	$610,424	$283,098
BASIC EARNINGS PER SHARE:
Net income attributable to common stockholders	$4.24	$4.72	$3.48	$2.10	$1.06
Weighted average shares outstanding	310,255	303,137	293,504	291,076	267,055
DILUTED EARNINGS PER SHARE:
Net income attributable to common stockholders	$4.24	$4.72	$3.48	$2.10	$1.05
Diluted weighted average shares outstanding	310,255	303,138	293,573	291,350	268,472
Dividends per share (2)	$4.65	$4.10	$3.50	$2.60	$2.70
BALANCE SHEET DATA:
Cash and cash equivalents	$1,716,863	$1,184,518	$798,650	$796,718	$3,957,718
Total assets	33,324,574	32,586,606	26,216,925	24,857,429	25,948,266
Mortgages and other indebtedness	23,588,531	23,113,007	18,446,440	17,473,760	18,630,302
Total equity	$6,822,632	$6,893,089	$5,544,288	$5,633,752	$5,182,962
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$2,700,996	$2,513,072	$2,005,887	$1,755,210	$1,720,520
Investing activities	(948,088)	(3,580,671)	(994,042)	(1,246,695)	(418,991)
Financing activities	(1,220,563)	1,453,467	(1,009,913)	(3,669,515)	1,882,645
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (3)	2.32x	2.49x	2.10x	1.55x	1.39x
Funds from Operations (FFO) (4)	$3,205,693	$2,884,915	$2,438,765	$1,770,491	$1,812,227

Dilutive FFO allocable to Simon Property	$2,744,770	$2,420,348	$2,021,932	$1,477,497	$1,523,533

FFO per diluted share	$8.85	$7.98	$6.89	$5.03	$5.50
(1)
During the year ended December 31, 2010, we recorded a $350.7 million loss on extinguishment of debt associated with two unsecured notes tender offers, reducing diluted FFO and diluted earnings per share by $1.00. We also recorded transaction expenses of $69.0 million, reducing diluted FFO and diluted earnings per share by $0.20 and $0.19, respectively.

(2)
Represents dividends declared per period.

(3)
Ratio calculations for years prior to the year ended December 31, 2012 have been revised to conform to the most recent presentation.

(4)
FFO is a non-GAAP financial measure that we believe provides useful information to investors. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition and reconciliation of FFO to consolidated net income and FFO per share to net income per share.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto that are included in this Annual Report on Form 10-K.

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2013, we owned or held an interest in 308 income-producing properties in the United States, which consisted of 156 malls, 66 Premium Outlets, 62 community/lifestyle centers, 13 Mills, and 11 other shopping centers or outlet centers in 38 states and Puerto Rico. We have several Premium Outlets under development and have redevelopment and expansion projects, including the addition of anchors and big box tenants, underway at more than 25 properties in the U.S., Asia, and Mexico. Internationally, as of December 31, 2013, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, one Premium Outlet in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. In 2013, we acquired noncontrolling interests in five operating properties in Europe through our joint venture with McArthurGlen. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of December 31, 2013, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe.

            On December 13, 2013, we announced a plan to spin off our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls into an independent, publicly traded REIT (SpinCo). The spin-off is expected to be effectuated through a pro rata special distribution of all of the outstanding common shares of SpinCo to holders of Simon Property common stock as of the distribution record date, and is expected to qualify as a tax-free distribution for U.S. federal income tax purposes. At the time of the separation and distribution, SpinCo will own a percentage of the outstanding units of partnership interest of SpinCo L.P. that is equal to the percentage of outstanding units of partnership interest of the Operating Partnership owned by Simon Property, with the remaining units of SpinCo L.P. owned by the limited partners of the Operating Partnership. We expect the transaction will become effective in the second quarter of 2014. The transaction is subject to certain conditions, including declaration by the U.S. Securities and Exchange Commission that SpinCo's registration statement on Form 10 is effective, filing and approval of SpinCo's listing application, customary third party consents, and formal approval and declaration of the distribution by our Board of Directors. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change its terms.

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

Results Overview

            Diluted earnings per common share was $4.24 in 2013 as compared to $4.72 for 2012. The $0.48 decrease in diluted earnings per share was primarily attributable to:

  •
  a 2012 gain due to the acquisition of a controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net of $510.0 million, or $1.41 per diluted share, primarily driven by a non-cash gain of $488.7 million resulting from the remeasurement of our previously held interest to fair value for those properties in which we now have a controlling interest,

  •
  partially offset by a 2013 gain due to the sale or disposal of our interests in fourteen properties and the acquisition of a controlling interest in an outlet center of $107.5 million, or $0.30 per diluted share, and

  •
  improved operating performance and core business fundamentals in 2013 and the impact of our acquisition and expansion activity.

            Core business fundamentals improved during 2013 primarily driven by higher tenant sales and strong leasing activity. Our share of portfolio NOI grew by 10.0% in 2013 as compared to 2012. Comparable property NOI also grew 5.2% for our portfolio of U.S. malls and Premium Outlets. Total sales per square foot, or psf, increased 2.5% from $568 psf at December 31, 2012, to $582 psf at December 31, 2013, for the U.S. malls and Premium Outlets. Average base minimum rent for U.S. malls and Premium Outlets increased 4.0% to $42.34 psf as of December 31, 2013, from $40.73 psf as of December 31, 2012. Releasing spreads remained positive in the U.S. malls and Premium Outlets as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $8.94 psf ($62.19 openings compared to $53.25 closings) as of December 31, 2013, representing a 16.8% increase over expiring payments. Ending occupancy for the U.S. malls and Premium Outlets was 96.1% as of December 31, 2013, as compared to 95.3% as of December 31, 2012, an increase of 80 basis points.

            Our effective overall borrowing rate at December 31, 2013 on our consolidated indebtedness decreased 15 basis points to 4.84% as compared to 4.99% at December 31, 2012. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 19 basis points (5.14% at December 31, 2013 as compared to 5.33% at December 31, 2012) combined with a decrease in the effective overall borrowing rate on variable rate debt of 18 basis points (1.22% at December 31, 2013 as compared to 1.40% at December 31, 2012). At December 31, 2013, the weighted average years to maturity of our consolidated indebtedness was 5.4 years as compared to 5.9 years at December 31, 2012.

            Our financing activities for the year ended December 31, 2013, included:

  •
  the redemption at par or repayment at maturity of $504.5 million of senior unsecured notes with fixed rates ranging from 5.30% to 7.18%,

  •
  repayment of $145.0 million on our $4.0 billion unsecured revolving credit facility, or Credit Facility,

  •
  new mortgage loan borrowings of $370.0 million on previously unencumbered properties,

  •
  issuance of €750.0 million ($1.0 billion USD equivalent) of senior unsecured notes at a fixed interest rate of 2.375% with a maturity date of October 2, 2020,

  •
  repayment of €422.0 million ($576.1 million USD equivalent) of borrowings on the Euro tranche of our Credit Facility and

  •
  borrowings of $300.0 million on our Credit Facility on December 30, 2013 which we used to partially fund the Sawgrass Mills mortgage repayment on January 2, 2014; we repaid these Credit Facility borrowings in full on January 22, 2014.

United States Portfolio Data

            The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy; average base minimum rent per square foot; and total sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove disposed properties in the year of disposition. For comparative purposes, we separate the information related to community/lifestyle centers and The Mills from our other U.S. operations. We also do not include any properties located outside of the United States.

            The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	2013	%/Basis Points Change (1)	2012	%/Basis Points Change (1)	2011
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.3%	+90 bps	95.4%	+50 bps	94.9%
Unconsolidated	95.2%	+10 bps	95.1%	+150 bps	93.6%
Total Portfolio	96.1%	+80 bps	95.3%	+70 bps	94.6%
Average Base Minimum Rent per Square Foot
Consolidated	$40.22	4.4%	$38.53	2.9%	$37.45
Unconsolidated	$49.74	2.1%	$48.71	4.7%	$46.54
Total Portfolio	$42.34	4.0%	$40.73	3.4%	$39.40
Total Sales per Square Foot
Consolidated	$563	2.5%	$549	6.0%	$518
Unconsolidated	$664	2.0%	$651	8.5%	$600
Total Portfolio	$582	2.5%	$568	6.6%	$533
The Mills®:
Ending Occupancy	98.5%	+130 bps	97.2%	+20 bps	97.0%
Average Base Minimum Rent per Square Foot	$23.79	5.4%	$22.58	4.2%	$21.67
Total Sales per Square Foot	$529	3.7%	$510	5.4%	$484
Community/Lifestyle Centers:
Ending Occupancy	95.0%	+30 bps	94.7%	+120 bps	93.5%
Average Base Minimum Rent per Square Foot	$14.59	3.9%	$14.04	2.4%	$13.71

(1)
Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

            Ending Occupancy Levels and Average Base Minimum Rent per Square Foot.    Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all company owned space except for mall anchors, mall majors, mall freestanding and mall outlots in the calculation. Base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.

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

  Current Leasing Activities

            During 2013, we signed 1,127 new leases and 1,711 renewal leases (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing, and relocation) with a fixed minimum rent across our U.S. malls and Premium Outlets portfolio, comprising approximately 8.4 million square feet of which 6.5 million square feet related to consolidated properties. During 2012, we signed 1,217 new leases and 2,074 renewal leases, comprising approximately 10.3 million square feet of which 7.7 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $45.13 psf in 2013 and $40.46 psf in 2012 with an average tenant allowance on new leases of $32.48 psf and $36.45 psf, respectively.

  International Property Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	December 31, 2013	%/basis point Change	December 31, 2012	%/basis point Change	December 31, 2011
Ending Occupancy	99.4%	-10 bps	99.5%	-50 bps	100%
Total Sales per Square Foot	¥90,959	3.69%	¥87,720	1.09%	¥86,773
Average Base Minimum Rent per Square Foot	¥4,888	2.05%	¥4,790	-0.91%	¥4,834

Critical Accounting Policies

            The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a summary of our significant accounting policies, see Note 3 of the Notes to Consolidated Financial Statements.

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

  •
  We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, a decline in a property's cash flows, occupancy or comparable sales per square foot. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments below carrying value is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

  •
  To maintain our status as a REIT, we must distribute at least 90% of our taxable income in any given year and meet certain asset and income tests. We monitor our business and transactions that may potentially impact our REIT status. In the unlikely event that we fail to maintain our REIT status, and available relief provisions do not apply, then we would be required to pay federal income taxes at regular corporate income tax rates during the period we did not qualify as a REIT. If we lost our REIT status, we could not elect to be taxed as a REIT for four years unless our failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded and paid during those periods.

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

Results of Operations

            In addition to the activity discussed above in "Results Overview" section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  On October 10, 2013, we re-opened the redeveloped The Shops at Nanuet, a 750,000 square foot open-air, state-of-the-art main street center located in Nanuet, New York.

  •
  On September 27, 2013, we re-opened the redeveloped University Town Plaza, a 580,000 square foot community center located in Pensacola, Florida.

  •
  On May 30, 2013, we acquired a 390,000 square foot outlet center located near Portland, Oregon.

  •
  On April 4, 2013, we opened Phoenix Premium Outlets in Chandler, Arizona, a 360,000 square foot upscale outlet center.

  •
  During 2013, we disposed of two malls, four community centers, and two non-core retail properties.

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

  •
  During 2012, we disposed of one mall, two community centers and six non-core retail properties.

  •
  On December 31, 2011, a 50% joint venture distributed a portfolio of properties to us and our joint venture partner. We now consolidate those properties we received in the distribution.

  •
  On August 25, 2011, we acquired additional interests in The Plaza at King of Prussia and The Court at King of Prussia, or, collectively, King of Prussia, a 2.4 million square foot mall in the Philadelphia market, which had previously been accounted for under the equity method. We now have a controlling interest in this property and its results are consolidated as of the acquisition date.

  •
  On July 19, 2011, we acquired a 100% ownership interest in a 222,000 square foot lifestyle center located in Albuquerque, New Mexico.

  •
  During 2011, we disposed of four of our non-core retail properties and one of our malls.

            In addition to the activities discussed above and in "Results Overview", the following acquisitions, dispositions, and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  On October 16, 2013, we acquired noncontrolling interests in portions of four Designer Outlets, which include Parndorf (Vienna, Austria), La Reggia (Naples, Italy), Noventa di Piave (Venice, Italy), and Roermond (Roermond, Netherlands), through our joint venture with McArthurGlen.

  •
  On August 29, 2013, we and our partner, Shinsegae Group, opened Busan Premium Outlets, a 360,000 square foot outlet located in Busan, South Korea.

  •
  On August 22, 2013, we and our partner, Woodmont Outlets, opened St. Louis Premium Outlets, a 350,000 square foot outlet center. We have a 60% noncontrolling interest in this new center.

  •
  On August 2, 2013, through our joint venture with McArthurGlen, we acquired a noncontrolling interest in Ashford Designer Outlet located in Kent, UK.

  •
  On August 1, 2013, we and our partner, Calloway Real Estate Investment Trust, opened Toronto Premium Outlets in Canada, a 360,000 square foot outlet center serving the Greater Toronto area.

  •
  On April 19, 2013, we and our partner, Mitsubishi Estate Co., LTD., opened Shisui Premium Outlets, a 230,000 square foot outlet center located in Shisui (Chiba), Japan.

  •
  During 2013, we increased our economic interest in three community centers and subsequently disposed of our interests in those properties. We also disposed of our interest in three non-core retail properties.

  •
  On December 31, 2012, we contributed The Shops at Mission Viejo, a wholly-owned property, to a newly formed joint venture in exchange for an interest in Woodfield Mall, a property contributed to the same joint venture by our joint venture partner.

  •
  On October 19, 2012, we and our partner, Tanger Factory Outlet Centers, Inc., opened Tanger Outlets in Galveston/Houston, a 350,000 square foot upscale outlet center located in Texas City, Texas. We have a 50% noncontrolling interest in this new center.

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

  •
  On December 2, 2011, we and our partner, Genting Berhad, opened Johor Premium Outlets, a 173,000 square foot outlet center in Johor, Malaysia.

  •
  During the third quarter of 2011, we contributed a wholly-owned property to a joint venture which held our interests in nine unconsolidated properties. The transaction effectively exchanged a portion of our interest in this previously wholly-owned property for increased ownership interests in the nine unconsolidated properties.

  •
  On March 17, 2011, we and our partner, Shinsegae International Co., opened Paju Premium Outlets, a 328,000 square foot outlet center in Paju, South Korea.

  •
  During 2011, we disposed of one of our malls.

            For the purposes of the following comparisons between the years ended December 31, 2013 and 2012 and the years ended December 31, 2012 and 2011, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both years in the year-to-year comparisons.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

            Minimum rents increased $186.1 million during 2013, of which the property transactions accounted for $99.7 million of the increase. Comparable rents increased $86.4 million, or 3.2%, primarily attributable to an $83.9 million increase in base minimum rents. Overage rents increased $27.7 million, or 14.2%, as a result of an increase in tenant sales at the comparable properties in 2013 compared to 2012 of $20.7 million as well as an increase related to the property transactions of $7.0 million.

            Tenant reimbursements increased $102.6 million, due to a $40.4 million increase attributable to the property transactions and a $62.2 million, or 5.3%, increase in the comparable properties primarily due to annual fixed contractual increases related to common area maintenance and higher reimbursements for the tenants' pro rata share of real estate taxes.

            Total other income decreased $25.0 million, principally as a result of the following:

  •
  a $18.3 million decrease in interest income primarily related to the repayment of related party loans and loans held for investment,

  •
  a $12.4 million gain in 2012 on the sale of our investments in two multi-family residential facilities,

  •
  an $8.4 million decrease in land sale activity, and

  •
  a $7.7 million decrease in lease settlement income due to a higher number of terminated leases in 2012,

  •
  partially offset by an increase related to a $7.9 million gain on the sale of a non-retail office building in 2013,

  •
  a $7.7 million increase in financing and other fee revenue earned from joint ventures, net of eliminations, and

  •
  a $6.2 million increase in net other activity.

            Depreciation and amortization expense increased $33.0 million primarily due to the additional depreciable assets related to the property transactions.

            Real estate tax expense increased $25.6 million primarily due to an $14.9 million increase related to the property transactions.

            Repairs and maintenance expense increased $4.6 million primarily as a result of increased snow removal costs compared to the prior year period.

            During 2013, we recorded a provision for credit losses of $7.7 million whereas in the prior year the provision was $12.8 million. Both amounts reflect the overall strong economic health of our tenants.

            Home and regional office costs increased $17.0 million primarily related to higher personnel costs.

            Interest expense increased $10.1 million primarily due to an increase of $21.9 million related to the property transactions partially offset by the net impact of the financing activities and reduction in the effective overall borrowing rate as previously discussed.

            Income and other taxes increased $23.9 million due to taxes related to certain of our international investments and an increase in state income taxes.

            Income from unconsolidated entities increased $73.4 million primarily due to the increase in ownership in the joint venture properties acquired as part of the Mills transaction, the 2012 acquisition of an equity stake in Klépierre, our acquisition and expansion activity and favorable results of operations from joint venture properties partially offset by an extinguishment charge related to the refinancing of Aventura Mall.

            During 2013, we increased our economic interest in three unconsolidated community centers and subsequently disposed of our interests in those properties. Additionally, we disposed of our interests in two malls, four community centers, five non-core retail properties and recorded a gain on the acquisition of an outlet center. The aggregate gain recognized on these transactions was approximately $107.5 million. During 2012, we disposed of our interest in GCI, four unconsolidated properties, and eight consolidated retail properties for a net gain of $43.7 million and acquired a controlling interest in nine properties previously accounted for under the equity method in the Mills transaction which resulted in the recognition of a non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million on our remaining investment in SPG-FCM Ventures, LLC, or SPG-FCM, which holds our investment in TMLP, representing the excess of carrying value over the estimated fair value.

            Net income attributable to noncontrolling interests decreased $53.2 million due to a decrease in the net income of the Operating Partnership and a decline in the percentage ownership of the limited partners in the Operating Partnership.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

            Minimum rents increased $351.1 million during 2012, of which the property transactions accounted for $280.4 million of the increase. Comparable rents increased $70.7 million, or 2.7%, primarily attributable to a $76.0 million increase in base minimum rents. Overage rents increased $54.9 million, or 39.0%, as a result of the property transactions and an increase in tenant sales in 2012 compared to 2011 at the comparable properties of $31.3 million.

            Tenant reimbursements increased $163.0 million, due to a $141.8 million increase attributable to the property transactions and a $21.2 million, or 1.9%, increase in the comparable properties primarily due to annual fixed contractual increases related to common area maintenance and higher reimbursements for the tenants' pro rata share of real estate taxes, offset partially by a decrease in utility recoveries due to lower electricity costs.

            Total other income increased $4.2 million, principally as a result of the following:

  •
  a $12.4 million increase from a gain on the sale of our investments in two multi-family residential facilities,

  •
  an $11.7 million increase in land sale activity, and

  •
  a $9.7 million increase in financing and other fee revenue earned from joint ventures net of eliminations,

  •
  partially offset by a decrease in interest income of $24.8 million related to the repayment of related party loans and loans held for investment, and

  •
  $4.8 million of net other activity.

            Property operating expense increased $33.2 million primarily related to a $49.1 million increase attributable to the property transactions partially offset by a $15.9 million decrease in comparable property activity due primarily to our continued cost savings efforts.

            Depreciation and amortization expense increased $191.6 million primarily due to the additional depreciable assets related to the property transactions.

            Real estate tax expense increased $49.5 million primarily due to a $44.3 million increase related to the property transactions.

            During 2012, we recorded a provision for credit losses of $12.8 million whereas in the prior year the provision was $6.5 million. Both amounts reflect the overall strong economic health of our tenants.

            General and administrative expense increased $10.8 million primarily as a result of increased long-term performance based incentive compensation costs including amortization of the CEO retention award which commenced mid-year 2011.

            Marketable and non-marketable securities charges and realized gains, net, of $6.4 million in 2012 was the result of the sale of all of our investments in Capital Shopping Centres Group PLC and Capital & Counties Properties PLC for a gain of $82.7 million, partially offset by other-than-temporary non-cash impairment charges related to certain non-marketable investments in securities of $76.3 million.

            Interest expense increased $143.5 million primarily due to an increase of $113.3 million related to the property transactions. The remainder of the increase resulted from the following:

  •
  borrowings on the Euro tranche of the Credit Facility, and

  •
  the issuance of unsecured notes in the first and fourth quarters of 2012 and the fourth quarter of 2011,

  •
  partially offset by a lower effective overall borrowing rate,

  •
  decreased interest expense related to the repayment of $536.2 million of mortgages at 19 properties during 2012,

  •
  the payoff of a $735.0 million secured term loan, and

  •
  the payoff of $231.0 million of unsecured notes in 2012 and $542.5 million of unsecured notes in 2011.

            Income and other taxes increased $4.3 million due to income-based and withholding taxes on dividends from certain of our international investments.

            Income from unconsolidated properties increased $50.7 million as result of the property transactions, primarily due to the increase in ownership in the joint venture properties acquired as part of the Mills transaction, and favorable results of operations from the portfolio of joint venture properties.

            During 2012, we disposed of our interest in GCI, four unconsolidated properties, and eight consolidated retail properties for a net gain of $43.7 million and acquired a controlling interest in nine properties previously accounted for under the equity method in the Mills transaction which resulted in the recognition of a non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million on our remaining investment in SPG-FCM, which holds our investment in TMLP, representing the excess of carrying value over the estimated fair value. During 2011, we disposed of our interest in an unconsolidated mall, one consolidated mall, and four non-core retail properties, and acquired a controlling interest in a mall previously accounted for under the equity method. In addition, on December 31, 2011, a joint venture in which we had a 50% interest was dissolved and, as a result, distributed a portfolio of properties to us and our joint venture partner. We now consolidate the six properties we received in the distribution and recorded a non-cash gain representing the fair value of the net assets received in excess of the carrying value of our interest in the joint venture portfolio. These transactions resulted in an aggregate net gain in 2011 of $216.6 million.

            Net income attributable to noncontrolling interests increased $64.0 million primarily due to an increase in the income of the Operating Partnership.

Liquidity and Capital Resources

            Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. We minimize the use of floating rate debt and may enter into floating rate to fixed rate interest rate swaps. Floating rate debt comprised only 7.5% of our total consolidated debt at December 31, 2013. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.4 billion during 2013. In addition, the Credit Facility and the $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under each of these facilities can be increased at our sole option as discussed further below.

            Our balance of cash and cash equivalents increased $532.3 million during 2013 to $1.7 billion as of December 31, 2013 as further discussed in "Cash Flows" below.

            On December 31, 2013, we had an aggregate available borrowing capacity of $4.8 billion under the two facilities, net of outstanding borrowings of $1.2 billion and letters of credit of $41.9 million. For the year ended December 31, 2013, the maximum amount outstanding under the two facilities was $1.6 billion and the weighted average amount outstanding was $1.3 billion. The weighted average interest rate was 1.05% for the year ended December 31, 2013.

            We and the Operating Partnership have historically had access to public equity and long term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

            Our business model and status as a REIT requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facility and the Supplemental Facility to address our debt maturities and capital needs through 2014.

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $3.4 billion during 2013, which includes distributions of $358.0 million for our share of excess proceeds from the refinancing of two joint venture properties. In addition, we had net proceeds from our debt financing and repayment activities of $473.2 million in 2013. These activities are further discussed below under "Financing and Debt." During 2013, we or the Operating Partnership also:

  •
  funded the acquisition of an outlet center, deposits for the acquisition of an undeveloped land parcel, a long-term ground lease buyout, and an ownership interest in a European property management and development company and related outlet operating properties for $866.5 million,

  •
  received proceeds of $274.1 million from the sale of two malls, seven community/lifestyle centers, and two other retail properties,

  •
  paid stockholder dividends and unitholder distributions totaling $1.7 billion,

  •
  funded consolidated capital expenditures of $841.2 million (includes development and other costs of $42.7 million, redevelopment and expansion costs of $553.5 million, and tenant costs and other operational capital expenditures of $245.0 million), and

  •
  funded investments in unconsolidated entities of $143.1 million and construction loans to joint ventures of $99.1 million.

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

            We expect to generate positive cash flow from operations in 2014, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our credit facilities, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

  Financing and Debt

  Unsecured Debt

            At December 31, 2013, our unsecured debt consisted of $13.9 billion of senior unsecured notes of the Operating Partnership, net of discounts, $960.1 million outstanding under our Credit Facility, $212.2 million outstanding under our Supplemental Facility, and $240.0 million outstanding under an unsecured term loan. The December 31, 2013 balance on the Credit Facility included $660.1 million (U.S. dollar equivalent) of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of a portion of our international investments.

            On December 31, 2013, we had an aggregate available borrowing capacity of $4.8 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the year ended December 31, 2013 was $1.6 billion and the weighted average outstanding balance was $1.3 billion. Letters of credit of $41.9 million were outstanding under the two facilities as of December 31, 2013.

            The Credit Facility's initial borrowing capacity of $4.0 billion can be increased at our sole option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. As of December 31, 2013, the base interest rate on the Credit Facility was LIBOR plus 95 basis points (reflects a five basis point reduction effective May 16, 2013) with an additional facility fee of 15 basis points. In addition, the Credit

Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

            The Supplemental Facility's borrowing capacity of $2.0 billion can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. As of December 31, 2013, the base interest rate on the Supplemental Facility was LIBOR plus 95 basis points (reflects a five basis point reduction effective May 16, 2013) with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings.

            During 2013, we redeemed at par or repaid at maturity $504.5 million of senior unsecured notes with fixed rates ranging from 5.30% to 7.18% with cash on hand. In addition, we repaid a $240.0 million mortgage loan with the proceeds from a $240.0 million unsecured term loan. The term loan has a capacity of up to $300.0 million, bears interest at LIBOR plus 110 basis points and matures on February 28, 2016 with two available one-year extension options.

            On October 2, 2013, the Operating Partnership issued €750.0 million ($1.0 billion USD equivalent) of senior unsecured notes at a fixed interest rate of 2.375% with a maturity date of October 2, 2020. Proceeds from the unsecured notes offering were used to pay down a portion of Euro-denominated borrowings on the Credit Facility and fund the acquisition of various assets in the McArthurGlen transactions further discussed in Note 7. These notes are designated as a net investment hedge of our Euro-denominated international investments.

            On December 30, 2013, we borrowed $300.0 million on our Credit Facility to partially fund the Sawgrass Mills mortgage repayment on January 2, 2014. These Credit Facility borrowings were repaid in full on January 22, 2014 using unsecured notes proceeds as discussed below.

            On January 21, 2014, the Operating Partnership issued $600.0 million of senior unsecured notes at a fixed interest rate of 2.20% with a maturity date of February 1, 2019 and $600.0 million of senior unsecured notes at a fixed interest rate of 3.75% with a maturity date of February 1, 2024. Proceeds from the unsecured notes offering were used to repay debt and for general corporate purposes.

  Mortgage Debt

            Total mortgage indebtedness was $8.2 billion and $8.0 billion at December 31, 2013 and 2012, respectively. During 2013, we added $370.0 million in new mortgage loans on previously unencumbered assets with a weighted average interest rate of 4.04%.

            On January 2, 2014, we repaid the $820.0 million outstanding mortgage at Sawgrass Mills originally maturing July 1, 2014 with cash on hand and the borrowings on our Credit Facility as discussed above.

            In November 2013, one of our joint venture properties refinanced its $430.0 million mortgage maturing December 11, 2017 with a $1.2 billion mortgage that matures December 1, 2020. The fixed interest rate was reduced from 5.91% to 3.75% as a result of this transaction and an extinguishment charge of $82.8 million was incurred.

  Covenants

            Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2013, we are in compliance with all covenants of our unsecured debt.

            At December 31, 2013, we or our subsidiaries were the borrowers under 80 non-recourse mortgage notes secured by mortgages on 80 properties, including seven separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 27 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At December 31, 2013, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2013 and 2012, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of December 31, 2013	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2012	Effective Weighted Average Interest Rate
Fixed Rate	$21,826,232	5.14%	$21,077,358	5.33%
Variable Rate	1,762,299	1.22%	2,035,649	1.40%

	$23,588,531	4.84%	$23,113,007	4.99%

  Contractual Obligations and Off-balance Sheet Arrangements

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2013, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities including applicable exercise of available extension options:

	2014	2015 and 2016	2017 and 2018	After 2018	Total
Long Term Debt (1)	$2,072,529	$6,977,913	$5,626,566	$8,886,074	$23,563,082
Interest Payments (2)	1,055,625	1,743,903	1,034,079	2,211,133	6,044,740
Consolidated Capital Expenditure Commitments (3)	170,436	—	—	—	170,436
Lease Commitments (4)	25,974	67,842	73,681	1,012,997	1,180,494

(1)
Represents principal maturities only and therefore, excludes net premiums of $25,449.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2013.

(3)
Represents contractual commitments for capital projects and services at December 31, 2013. Our share of estimated 2014 development, redevelopment and expansion activity is further discussed below in the "Development Activity" section.

(4)
Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options.

            Certain of our consolidated properties have redemption features whereby the remaining interest in a property or portfolio of properties can be redeemed at the option of the holder or in circumstances that may be outside our control. These amounts are accounted for as temporary equity within limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheets and totaled $164.9 million at December 31, 2013.

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 7 to the Notes to Consolidated Financial Statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2013, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $190.8 million (of which we have a right of recovery from our venture partners of $83.0 million). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

            Acquisitions.    On January 10, 2014, we acquired one of our partner's remaining redeemable interests in a portfolio of ten properties for approximately $113.3 million subject to a pre-existing contractual arrangement. The amount paid to acquire the interests in the seven properties which were previously consolidated is included in limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interest in properties in the accompanying December 31, 2013 consolidated balance sheet.

            During the second quarter of 2013, we signed a definitive agreement with McArthurGlen, an owner, developer, and manager of designer outlets, to form one or more joint ventures to invest in certain of its existing designer outlets, development projects, and its property management and development companies. In conjunction with that agreement, we purchased a noncontrolling interest in the property management and development companies of McArthurGlen, and a noncontrolling interest in a development property located in Vancouver, British Columbia. On August 2, 2013 we acquired a noncontrolling interest in Ashford Designer Outlets in Kent, UK. On October 16, 2013 we completed the remaining transactions contemplated by our previously announced definitive agreement with McArthurGlen by acquiring noncontrolling interests in portions of four existing McArthurGlen Designer Outlets — Parndorf (Vienna, Austria), La Reggia (Naples, Italy), Noventa di Piave (Venice, Italy), and Roermond (Roermond, Netherlands). Our legal ownership interests in these entities range from 22.5% to 90%.

            On May 30, 2013, we acquired a 100% interest in a 390,000 square foot outlet center located near Portland, Oregon for cash consideration of $146.7 million.

            Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

            During 2013, we increased our economic interest in three unconsolidated community centers and subsequently disposed of our interests in those properties. Additionally, we disposed of our interests in eight consolidated retail properties and three unconsolidated retail properties. The aggregate gain recognized on these transactions was approximately $80.2 million.

            On August 8, 2013, we disposed of our interest in an office property located in the Boston, Massachusetts area. The gain on the sale was $7.9 million which is included in other income in the accompanying consolidated statements of operations and comprehensive income.

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

            Domestic Redevelopments and Expansions.    We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. We also have reinstituted redevelopment and expansion initiatives which we had previously reduced given the downturn in the economy. Redevelopment and expansion projects, including the addition of anchors and big box tenants, are underway at more than 25 properties in the U.S.

            We expect our share of development costs for 2014 related to new development, redevelopment, or expansion initiatives to be approximately $1.1 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 10-12% for all of our new development, expansion and redevelopment projects.

            Capital Expenditures on Consolidated Properties.    The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2013	2012	2011
New Developments	$43	$217	$68
Redevelopments and Expansions	554	354	157
Tenant Allowances	154	138	119
Operational Capital Expenditures	90	93	101

Total	$841	$802	$445

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2014 will be approximately $180.0 million, primarily funded through reinvested joint venture cash flow and construction loans.

            The following table describes these new development and expansion projects as well as our share of the estimated total cost as of December 31, 2013 (in millions):

Property	Location	Gross Leasable Area (sqft)	Our Ownership Percentage	Our Share of Projected Net Cost (in Local Currency)	Our Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Shisui Premium Outlets	Shisui (Chiba), Japan	235,000	40%	JPY 3,753	$38.1	Opened Apr. - 2013
Toronto Premium Outlets	Halton Hills (Ontario), Canada	360,000	50%	CAD 79.8	$77.4	Opened Aug. - 2013
Busan Premium Outlets	Busan, South Korea	360,000	50%	KRW 83,919	$78.0	Opened Aug. - 2013
Montreal Premium Outlets	Montreal (Quebec), Canada	360,000	50%	CAD 81.9	$76.9	Oct. - 2014
Vancouver Designer Outlets	Vancouver (British Columbia), Canada	242,000	45%	CAD 68.7	$64.5	April - 2015
Expansions:
Paju Premium Outlets Phase 2	Gyeonggi Province, South Korea	100,000	50%	KRW 19,631	$17.1	Opened May - 2013
Johor Premium Outlets Phase 2	Johor, Malaysia	90,000	50%	MYR 24.1	$7.3	Opened Nov. - 2013
Premium Outlets Punta Norte Phase 3	Mexico City, Mexico	55,000	50%	MXN 67.1	$5.1	Nov. - 2014
Toki Premium Outlets Phase 4	Gifu (Osaka), Japan	72,000	40%	JPY 1,502	$14.3	Nov. - 2014

Dividends

            Common stock dividends during 2013 aggregated $4.65 per share. Common stock dividends during 2012 aggregated $4.10 per share. In January of 2014, our Board of Directors declared a cash dividend of $1.25 per share of common stock payable on February 28, 2014 to stockholders of record on February 14, 2014. We must pay a minimum amount of dividends to maintain our status as a REIT. Our dividends typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Our future dividends and future distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain our status as a REIT.

Forward-Looking Statements

            Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that its expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, intensely competitive market environment in the retail industry, costs of common area maintenance, risks related to our international investments and activities, insurance costs and coverage, terrorist activities, changes in economic and market conditions and maintenance of our status as a real estate investment trust. We discussed these and other risks and uncertainties under the heading "Risk Factors" in our most recent Annual Report on Form 10-K. We may update that discussion in subsequent Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

            We have adopted NAREIT's clarification of the definition of FFO that requires us to include the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting changes, or a gain or loss resulting from the sale or disposal of, or any impairment charges related to, previously depreciated operating properties.

            We include in FFO gains and losses realized from the sale of land, outlot buildings, marketable and non-marketable securities, and investment holdings of non-retail real estate.

            You should understand that our computation of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

  •
  do not represent cash flow from operations as defined by GAAP,

  •
  should not be considered as alternatives to consolidated net income determined in accordance with GAAP as a measure of operating performance, and

  •
  are not alternatives to cash flows as a measure of liquidity.

            The following schedule reconciles total FFO to consolidated net income and diluted net income per share to diluted FFO per share.

	For the Year Ended
	2013	2012	2011
	(in thousands)

Funds from Operations	$3,205,693	$2,884,915	$2,438,765

Increase in FFO from prior period	11.1%	18.3%	37.7%

Consolidated Net Income	$1,551,590	$1,719,632	$1,245,900
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	1,273,646	1,242,741	1,047,571
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	511,200	456,011	384,367
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(107,515)	(510,030)	(216,629)
Net income attributable to noncontrolling interest holders in properties	(8,990)	(8,520)	(8,559)
Noncontrolling interests portion of depreciation and amortization	(8,986)	(9,667)	(8,633)
Preferred distributions and dividends	(5,252)	(5,252)	(5,252)

FFO of the Operating Partnership	$3,205,693	$2,884,915	$2,438,765
FFO allocable to limited partners	460,923	464,567	416,833

Dilutive FFO Allocable to Simon Property	$2,744,770	$2,420,348	$2,021,932

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$4.24	$4.72	$3.48
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, net of noncontrolling interests portion of depreciation and amortization	4.91	4.67	4.02
Gain upon acquisition of controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(0.30)	(1.41)	(0.61)

Diluted FFO per share	$8.85	$7.98	$6.89

Basic weighted average shares outstanding	310,255	303,137	293,504
Adjustments for diluation calculation:
Effect of stock options	—	1	69

Diluted weighted average shares outstanding	310,255	303,138	293,573
Weighted average limited partnership units outstanding	52,101	58,186	60,522

Diluted weighted average shares and units outstanding	362,356	361,324	354,095

            The following schedule reconciles NOI to consolidated net income and sets forth the computations of comparable property NOI.

	For the Twelve Months Ended December 31,
	2013	2012
	(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$1,551,590	$1,719,632
Income and other taxes	39,734	15,880
Interest expense	1,137,139	1,127,025
Income from unconsolidated entities	(205,259)	(131,907)
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(107,515)	(510,030)

Operating Income	2,415,689	2,220,600
Depreciation and amortization	1,290,528	1,257,569

NOI of consolidated properties	$3,706,217	$3,478,169

Reconciliation of NOI of unconsolidated entities:
Net Income	$641,099	$445,528
Interest expense	694,904	599,400
(Gain) loss from operations of discontinued joint venture interests	(46)	20,311
(Gain) loss on disposal of discontinued operations, net	(51,164)	5,354

Operating Income	1,284,793	1,070,593
Depreciation and amortization	528,317	508,083

NOI of unconsolidated entities	$1,813,110	$1,578,676

Total consolidated and unconsolidated NOI from continuing operations	$5,519,327	$5,056,845

Adjustments to NOI:
NOI of discontinued unconsolidated properties	46	63,571

Total NOI of our portfolio	$5,519,373	$5,120,416

Change in NOI from prior period	7.8%	2.6%
Add: Our share of NOI from Klépierre	276,391	173,310
Less: Joint venture partners' share of NOI	983,612	919,897

Our share of NOI	$4,812,152	$4,373,829

Increase in our share of NOI from prior period	10.0%	15.4%
Total NOI of our portfolio	$5,519,373	$5,120,416
NOI from non comparable properties (1)	1,349,124	1,157,488

Total NOI of comparable properties (2)	$4,170,249	$3,962,928

Increase in NOI of U.S. Malls and Premium Outlets that are comparable properties	5.2%

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

            We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

            Based on that assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Item 7A.    Qualitative and Quantitative Disclosure About Market Risk

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

            We may enter into treasury lock agreements as part of an anticipated debt issuance. Upon completion of the debt issuance, the cost of these instruments is recorded as part of accumulated other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.

            Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR, which was at historically low levels during 2013. Based upon consolidated indebtedness and interest rates at December 31, 2013, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $8.8 million, and would decrease the fair value of debt by approximately $466.2 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Simon Property Group, Inc.:

            We have audited Simon Property Group, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Simon Property Group, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

            In our opinion, Simon Property Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013 of Simon Property Group, Inc. and Subsidiaries, and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana February 27, 2014

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Simon Property Group, Inc.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simon Property Group, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 27, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana February 27, 2014

Simon Property Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	December 31, 2013	December 31, 2012
ASSETS:
Investment properties at cost	$35,126,344	$34,252,521
Less — accumulated depreciation	10,067,743	9,068,388

	25,058,601	25,184,133
Cash and cash equivalents	1,716,863	1,184,518
Tenant receivables and accrued revenue, net	581,482	521,301
Investment in unconsolidated entities, at equity	2,433,399	2,108,966
Investment in Klépierre, at equity	2,014,415	2,016,954
Deferred costs and other assets	1,519,814	1,570,734

Total assets	$33,324,574	$32,586,606

LIABILITIES:
Mortgages and unsecured indebtedness	$23,588,531	$23,113,007
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,374,113	1,374,172
Cash distributions and losses in partnerships and joint ventures, at equity	1,091,591	724,744
Other liabilities	257,222	303,588

Total liabilities	26,311,457	25,515,511

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	190,485	178,006
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	44,390	44,719
Common stock, $0.0001 par value, 511,990,000 shares authorized, 314,251,245 and 313,658,419 issued and outstanding, respectively	31	31
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,217,363	9,175,724
Accumulated deficit	(3,218,686)	(3,083,190)
Accumulated other comprehensive loss	(75,795)	(90,900)
Common stock held in treasury at cost, 3,650,680 and 3,762,595 shares, respectively	(117,897)	(135,781)

Total stockholders' equity	5,849,406	5,910,603
Noncontrolling interests	973,226	982,486

Total equity	6,822,632	6,893,089

Total liabilities and equity	$33,324,574	$32,586,606

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Consolidated Satements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Twelve Months Ended December 31,
	2013	2012	2011
REVENUE:
Minimum rent	$3,201,958	$3,015,866	$2,664,724
Overage rent	223,473	195,726	140,842
Tenant reimbursements	1,442,907	1,340,307	1,177,269
Management fees and other revenues	126,972	128,366	128,010
Other income	174,828	199,819	195,587

Total revenue	5,170,138	4,880,084	4,306,432

EXPENSES:
Property operating	475,133	469,755	436,571
Depreciation and amortization	1,290,528	1,257,569	1,065,946
Real estate taxes	444,899	419,267	369,755
Repairs and maintenance	120,803	116,168	113,496
Advertising and promotion	126,210	118,790	107,002
Provision for credit losses	7,737	12,809	6,505
Home and regional office costs	140,931	123,926	128,618
General and administrative	59,803	57,144	46,319
Marketable and non-marketable securities charges and realized gains, net	—	(6,426)	—
Other	88,405	90,482	89,066

Total operating expenses	2,754,449	2,659,484	2,363,278

OPERATING INCOME	2,415,689	2,220,600	1,943,154
Interest expense	(1,137,139)	(1,127,025)	(983,526)
Income and other taxes	(39,734)	(15,880)	(11,595)
Income from unconsolidated entities	205,259	131,907	81,238
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	107,515	510,030	216,629

CONSOLIDATED NET INCOME	1,551,590	1,719,632	1,245,900
Net income attributable to noncontrolling interests	231,949	285,136	221,101
Preferred dividends	3,337	3,337	3,337

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,316,304	$1,431,159	$1,021,462

BASIC EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$4.24	$4.72	$3.48

DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$4.24	$4.72	$3.48

Consolidated Net Income	$1,551,590	$1,719,632	$1,245,900
Unrealized gain (loss) on derivative hedge agreements	7,101	16,652	(91,933)
Net loss reclassified from accumulated other comprehensive income into earnings	9,205	21,042	16,169
Currency translation adjustments	2,865	9,200	(8,462)
Changes in available-for-sale securities and other	(1,479)	(39,248)	(37,431)

Comprehensive income	1,569,282	1,727,278	1,124,243
Comprehensive income attributable to noncontrolling interests	234,536	289,419	200,236

Comprehensive income attributable to common stockholders	$1,334,746	$1,437,859	$924,007

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Consolidated Satements of Cash Flows
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,551,590	$1,719,632	$1,245,900
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	1,332,950	1,301,304	1,112,438
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(107,515)	(510,030)	(216,629)
Marketable and non-marketable securities charges and realized gains, net	—	(6,426)	—
Straight-line rent	(48,264)	(37,998)	(30,308)
Equity in income of unconsolidated entities	(205,259)	(131,907)	(81,238)
Distributions of income from unconsolidated entities	179,054	151,398	112,977
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	(13,938)	(4,815)	(19,370)
Deferred costs and other assets	(30,013)	(133,765)	(58,924)
Acounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	42,391	165,679	(58,959)

Net cash provided by operating activities	2,700,996	2,513,072	2,005,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(866,541)	(3,735,718)	(1,259,623)
Funding of loans to related parties	(99,079)	(25,364)	—
Repayments from loans to related parties	—	92,600	—
Capital expenditures, net	(841,209)	(802,427)	(445,495)
Cash from acquisitions and cash impact from the consolidation and deconsolidation of properties	—	91,163	19,302
Net proceeds from sale of assets	274,058	383,804	136,013
Investments in unconsolidated entities	(143,149)	(201,330)	(20,807)
Purchase of marketable and non-marketable securities	(44,117)	(184,804)	(42,015)
Proceeds from sale of marketable and non-marketable securities	47,495	415,848	6,866
Repayments of loans held for investment	—	163,908	235,124
Distributions of capital from unconsolidated entities	724,454	221,649	376,593

Net cash used in investing activities	(948,088)	(3,580,671)	(994,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	99	1,213,840	5,313
Redemption of limited partner units	—	(248,000)	—
Purchase of noncontrolling interest in consolidated properties	—	(229,595)	—
Distributions to noncontrolling interest holders in properties	(9,335)	(13,623)	(28,793)
Contributions from noncontrolling interest holders in properties	6,053	4,204	1,217
Preferred distributions of the Operating Partnership	(1,915)	(1,915)	(1,915)
Preferred dividends and distributions to stockholders	(1,446,042)	(1,244,553)	(1,030,744)
Distributions to limited partners	(242,596)	(238,772)	(211,497)
Proceeds from issuance of debt, net of transaction costs	2,919,364	6,772,443	1,655,203
Repayments of debt	(2,446,191)	(4,560,562)	(1,398,697)

Net cash (used in) provided by financing activities	(1,220,563)	1,453,467	(1,009,913)

INCREASE IN CASH AND CASH EQUIVALENTS	532,345	385,868	1,932
CASH AND CASH EQUIVALENTS, beginning of period	1,184,518	798,650	796,718

CASH AND CASH EQUIVALENTS, end of period	$1,716,863	$1,184,518	$798,650

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Consolidated Satements of Equity
(Dollars in Thousands)

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$45,375	$30	$6,530	$8,059,852	$(3,114,571)	$(166,436)	$802,972	$5,633,752

Exchange of limited partner units (584,432 common shares, Note 10)				9,465			(9,465)	—
Issuance of limited partner units							9,084	9,084
Stock options excercised (324,720 options excercised net of 76,969 shares used to fund required witholding tax)				2,095				2,095
Common Stock Retired (61,584 common shares)				(6,385)				(6,385)
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (116,885 common shares, net)				(13,000)		13,000		—
Amortization of stock incentive				14,018				14,018
Issuance of unit equivalents and other (6,857 treasury shares)				1,056	(131,224)	895	151,213	21,940
Adjustment to limited partners' interest from increased ownership in the Operating Partnership				36,032			(36,032)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,030,744)		(211,497)	(1,242,241)
Distribution to other noncontrolling interest partners							(1,029)	(1,029)
Other comprehensive income			(100,793)				(20,864)	(121,657)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and $8,946 attributable to noncontrolling redeemable interests in properties in temporary equity					1,024,799		210,240	1,235,039

Balance at December 31, 2011	45,047	30	(94,263)	8,103,133	(3,251,740)	(152,541)	894,622	5,544,288

Exchange of limited partner units (7,447,921 units for 6,795,296 common shares, Note 10)				144,197			(144,197)	—
Public offering of common stock (9,137,500 common shares)		1		1,213,740				1,213,741
Issuance of limited partner units							31,324	31,324
Stock options exercised (712 common shares)				41				41
Redemption of limited partner units				(209,096)			(38,904)	(248,000)
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (114,066 common shares, net)				(16,760)		16,760		—
Amortization of stock incentive				14,001				14,001
Purchase of noncontrolling interests				25,917			58,559	84,476
Other				385	(21,393)		41,471	20,463
Adjustment to limited partners' interest from increased ownership in the Operating Partnership				(99,834)			99,834	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,244,553)		(238,772)	(1,483,325)
Distribution to other noncontrolling interest partners							(435)	(435)
Other comprehensive income			3,363				4,283	7,646
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and $8,520 attributable to noncontrolling redeemable interests in properties in temporary equity					1,434,496		274,701	1,709,197

Balance at December 31, 2012	44,719	31	(90,900)	9,175,724	(3,083,190)	(135,781)	982,486	6,893,089

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Consolidated Satements of Equity
(Dollars in Thousands)

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling Interests	Total Equity
Exchange of limited partner units (596,051 common shares, Note 10)		—		11,161			(11,161)	—
Stock options exercised (1,567 common shares)		—		90				90
Series J preferred stock premium amortization	(329)							(329)
Stock incentive program (107,123 common shares, net)		—		(17,884)		17,884		—
Amortization of stock incentive				18,311				18,311
Issuance of unit equivalents and other				346	(9,095)		50,634	41,885
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				29,615			(29,615)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,446,042)		(242,596)	(1,688,638)
Distribution to other noncontrolling interest partners							(285)	(285)
Other comprehensive income			15,105				2,587	17,692
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and $8,858 attributable to noncontrolling redeemable interests in properties					1,319,641		221,176	1,540,817

Balance at December 31, 2013	$44,390	$31	$(75,795)	$9,217,363	$(3,218,686)	$(117,897)	$973,226	$6,822,632

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2013, we owned or held an interest in 308 income-producing properties in the United States, which consisted of 156 malls, 66 Premium Outlets, 62 community/lifestyle centers, 13 Mills and 11 other shopping centers or outlet centers in 38 states and Puerto Rico. Internationally, as of December 31, 2013, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, one Premium Outlet in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. In 2013, as further discussed in Note 7, we acquired noncontrolling interests in five operating properties in Europe through our joint venture with McArthurGlen. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of December 31, 2013, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe.

            On December 13, 2013, we announced a plan to spin off our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls into an independent, publicly traded REIT (SpinCo). The spin-off is expected to be effectuated through a pro rata special distribution of all of the outstanding common shares of SpinCo to holders of Simon Property common stock as of the distribution record date, and is intended to qualify as a tax-free distribution for U.S. federal income tax purposes. At the time of the separation and distribution, SpinCo will own a percentage of the outstanding units of partnership interest of SpinCo L.P. that is equal to the percentage of outstanding units of partnership interest of the Operating Partnership owned by Simon Property, with the remaining units of SpinCo L.P. owned by the limited partners of the Operating Partnership. We expect the transaction will become effective in the second quarter of 2014. The transaction is subject to certain conditions, including declaration by the U.S. Securities and Exchange Commission that SpinCo's registration statement on Form 10 is effective, filing and approval of SpinCo's listing application, customary third party consents, and formal approval and declaration of the distribution by our Board of Directors. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change its terms.

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

2. Basis of Presentation and Consolidation

            The accompanying consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated.

            We consolidate properties that are wholly owned or properties where we own less than 100% but we control. Control of a property is demonstrated by, among other factors, our ability to refinance debt and sell the property without the consent of any other partner or owner and the inability of any other partner or owner to replace us.

            We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. As described in Note 4, on December 4, 2012, we acquired the remaining 50% noncontrolling interest in two previously consolidated outlet properties. Prior to the acquisition, we had determined these properties were VIEs and we were the primary beneficiary. There have been no other changes during 2013 or 2012 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During 2013 and 2012, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

            Investments in partnerships and joint ventures represent our noncontrolling ownership interests in properties. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, cash contributions and distributions, and foreign currency fluctuations, if applicable. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income of the joint ventures within cash distributions and losses in partnerships and joint ventures, at equity in the consolidated balance sheets. The net equity of certain joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes non-cash charges for depreciation and amortization.

            As of December 31, 2013, we consolidated 217 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 93 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 70 of the 93 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Canada, Mexico, Malaysia, and the five properties through our joint venture with McArthurGlen comprise 20 of the remaining 23 properties. The international properties are managed locally by joint ventures in which we share control of the properties.

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

$_$_CHANGE_INDENT,0
Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

in the Operating Partnership. Net operating results of the Operating Partnership attributable to third parties are reflected in net income attributable to noncontrolling interests.

            Our weighted average ownership interest in the Operating Partnership was as follows:

	For the Year Ended December 31,
	2013	2012	2011
Weighted average ownership interest	85.6%	83.9%	82.9%

            As of December 31, 2013 and 2012, our ownership interest in the Operating Partnership was 85.7% and 85.6%, respectively. We adjust the noncontrolling limited partners' interest at the end of each period to reflect their interest in the Operating Partnership.

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

	For the Year Ended December 31,
	2013	2012	2011
Capitalized interest	$16,604	$21,145	$5,815

            We record depreciation on buildings and improvements utilizing the straight-line method over an estimated original useful life, which is generally 10 to 35 years. We review depreciable lives of investment properties periodically and we make adjustments when necessary to reflect a shorter economic life. We amortize tenant allowances and tenant improvements utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter. We record depreciation on equipment and fixtures utilizing the straight-line method over seven to ten years.

            We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property's cash flows, ending occupancy or total sales per square foot. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may

$_$_CHANGE_INDENT,0
Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

  Purchase Accounting Allocation

            We allocate the purchase price of acquisitions and any excess investment in unconsolidated entities to the various components of the acquisition based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in-place leases and we estimate:

  •
  the fair value of land and related improvements and buildings on an as-if-vacant basis,

  •
  the market value of in-place leases based upon our best estimate of current market rents and amortize the resulting market rent adjustment into revenues,

  •
  the value of costs to obtain tenants, including tenant allowances and improvements and leasing commissions, and

  •
  the value of revenue and recovery of costs foregone during a reasonable lease-up period, as if the space was vacant.

            Amounts allocated to building are depreciated over the estimated remaining life of the acquired building or related improvements. We amortize amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles over the remaining life of the underlying leases. We also estimate the value of other acquired intangible assets, if any, which are amortized over the remaining life of the underlying related intangibles.

  Discontinued Operations

            We reclassify any material operations and gains or losses on disposal related to consolidated properties disposed of during the period to discontinued operations. During 2013, we reported a net gain of approximately $64.8 million, or $0.18 per diluted share, on our consolidated property disposition activity. During 2012, we reported a net gain of approximately $21.1 million, or $.06 per diluted share, on our consolidated property disposition activity. During 2011, we reported a net loss of approximately $42.4 million, or $0.12 per diluted share, on our consolidated property disposition activity. These gains and losses are reported in gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the consolidated statements of operations and comprehensive income. The aggregate of the gains and losses on the disposition of these assets and the operating results were not significant to our consolidated results of operations during each of the three years ended December 31, 2013.

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money market deposits or securities. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of FDIC and SIPC insurance limits. See Notes 4 and 10 for disclosures about non-cash investing and financing transactions.

$_$_CHANGE_INDENT,0
Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

  Marketable and Non-Marketable Securities

            Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available-for-sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties.

            The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment charge is recorded and a new cost basis is established. Subsequent changes are then recognized through other comprehensive income (loss) unless another other-than-temporary impairment is deemed to have occurred. Net unrealized gains recorded in other comprehensive income (loss) as of December 31, 2013 and 2012 were approximately $1.1 million and $2.6 million, respectively, and represent the valuation and related currency adjustments for our marketable securities.

            On October 23, 2012 we completed the sale of all of our investments in Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC. These investments were accounted for as available-for-sale securities and their value was adjusted to their quoted market price, including a related foreign exchange component, through other comprehensive income (loss). At the date of sale, we owned 35.4 million shares of CSCG and 38.9 million shares of CAPC. The aggregate proceeds received from the sale were $327.1 million, and we recognized a gain on the sale of $82.7 million, which is included in marketable and non-marketable securities charges and realized gains, net in the accompanying consolidated statements of operations and comprehensive income. The gain includes $79.4 million that was reclassified from accumulated other comprehensive income (loss).

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

            At December 31, 2012, we also had investments of $24.9 million which were used to fund the debt service requirements of mortgage debt previously secured by investment property. These investments were classified as held-to-maturity and were recorded at amortized cost. We had no such investments at December 31, 2013 because the debt matured during 2013 and the investments funded the payoff.

            At December 31, 2013 and 2012, we had investments of $118.8 million and $98.9 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value to determine whether an adjustment to the carrying value is required. During the fourth quarter of 2012, as a result of the significance and duration of the impairment, represented by the excess of the carrying value over the estimated fair value of certain cost method investments, we recognized other-than-temporary non-cash charges of $71.0 million, which is included in marketable and non-marketable securities charges and realized gains, net in the accompanying consolidated statements of operations and comprehensive income. The fair value of the remaining investment for the securities that were impaired is not material and was based on Level 2 fair value inputs.

$_$_CHANGE_INDENT,0
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

            We hold marketable securities that totaled $148.3 million and $170.2 million at December 31, 2013 and 2012, respectively, that were primarily classified as having Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $1.2 million and $1.5 million at December 31, 2013 and 2012, respectively, and a gross asset value of $8.4 million and $3.0 million at December 31, 2013 and 2012, respectively. We also have interest rate cap agreements with nominal values.

            Note 8 includes a discussion of the fair value of debt measured using Level 2 inputs. Notes 3 and 4 include a discussion of the fair values recorded in purchase accounting and impairment, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment include our estimations of net operating results of the property, capitalization rates and discount rates.

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

  Segment Disclosure

            Our primary business is the ownership, development, and management of retail real estate. We have aggregated our retail operations, including malls, Premium Outlets, The Mills, community/lifestyle centers, and our international investments into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same tenants.

  Deferred Costs and Other Assets

            Deferred costs and other assets include the following as of December 31:

	2013	2012
Deferred financing and lease costs, net	$344,970	$334,337
In-place lease intangibles, net	290,564	358,141
Acquired above market lease intangibles, net	98,723	128,893
Marketable securities of our captive insurance companies	94,720	119,424
Goodwill	20,098	20,098
Other marketable and non-marketable securities	173,887	150,264
Prepaids, notes receivable and other assets, net	496,852	459,577

	$1,519,814	$1,570,734

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

  Deferred Financing and Lease Costs

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

	2013	2012
Deferred financing and lease costs	$619,366	$576,821
Accumulated amortization	(274,396)	(242,484)

Deferred financing and lease costs, net	$344,970	$334,337

            We report amortization of deferred financing costs, amortization of premiums, and accretion of discounts as part of interest expense. Amortization of deferred leasing costs is a component of depreciation and amortization expense. We amortize debt premiums and discounts, which are included in mortgages and unsecured indebtedness, over the remaining terms of the related debt instruments. These debt premiums or discounts arise either at the debt issuance or as part of the purchase price allocation of the fair value of debt assumed in acquisitions. The accompanying consolidated statements of operations and comprehensive income include amortization as follows:

	For the Year Ended December 31,
	2013	2012	2011
Amortization of deferred financing costs	$25,982	$27,163	$28,697
Amortization of debt premiums, net of discounts	(33,535)	(33,504)	(8,439)
Amortization of deferred leasing costs	45,760	43,176	43,110

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

            We had investments in mortgage and mezzanine loans which were repaid during 2011 and 2012. We recorded $6.8 million and $24.3 million during 2012 and 2011, respectively, in interest income earned from these loans.

  Intangibles

            The average life of in-place lease intangibles is approximately 3.8 years, is amortized over the remaining life of the leases of the related property on the straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases is amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles is approximately 5.0 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

and was $145.5 million and $199.2 million as of December 31, 2013 and 2012, respectively. The amount of amortization of above and below market leases, net for the years ended December 31, 2013, 2012, and 2011 was $24.1 million, $16.5 million, and $17.6 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings.

            Details of intangible assets as of December 31 are as follows:

	2013	2012
In-place lease intangibles	$481,661	$480,517
Accumulated depreciation	(191,097)	(122,376)

In-place lease intangibles, net	$290,564	$358,141

Acquired above market lease intangibles	$249,115	$248,357
Accumulated amortization	(150,392)	(119,464)

Acquired above market lease intangibles, net	$98,723	$128,893

            Estimated future amortization and the increasing (decreasing) effect on minimum rents for our above and below market leases as of December 31, 2013 are as follows:

	Below Market Leases	Above Market Leases	Impact to Minimum Rent, Net
2014	$35,128	$(22,020)	$13,108
2015	30,552	(19,441)	11,111
2016	25,499	(17,468)	8,031
2017	17,995	(13,889)	4,106
2018	13,931	(11,062)	2,869
Thereafter	22,413	(14,843)	7,570

	$145,518	$(98,723)	$46,795

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

            As of December 31, 2013, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$491.6 million
Interest Rate Caps	5	$248.3 million

            The carrying value of our interest rate swap agreements, at fair value, as of December 31, 2013, is a net asset balance of $3.0 million, of which $0.4 million is included in other liabilities and $3.4 million is included in deferred costs and other assets. The December 31, 2012 carrying value was a liability balance of $1.5 million and is included in other liabilities. The interest rate cap agreements were of nominal value at December 31, 2013 and 2012 and we generally do not apply hedge accounting to these arrangements.

            We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥1.6 billion remains as of December 31, 2013 for all forward contracts that we expect to settle through January 5, 2015. The December 31, 2013 asset balance related to these forward contracts was $5.0 million and is included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            In the fourth quarter of 2013, we entered into a Euro:USD forward contract with a €74.0 million notional value maturing on May 30, 2014 which we designated as a net investment hedge. The December 31, 2013 liability balance related to this forward contract was $0.8 million and is included in other liabilities. We apply hedge accounting and the change in fair value for this forward contract is reported in other comprehensive income. Changes in the value of this forward contract are offset by changes in the underlying hedged Euro-denominated joint venture investment.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $61.8 million and $78.1 million as of December 31, 2013 and 2012, respectively.

  Noncontrolling Interests and Temporary Equity

            Details of the carrying amount of our noncontrolling interests are as follows as of December 31:

	2013	2012
Limited partners' interests in the Operating Partnership	$968,962	$983,363
Nonredeemable noncontrolling interests in properties, net	4,264	(877)

Total noncontrolling interests reflected in equity	$973,226	$982,486

            Net income attributable to noncontrolling interests (which includes nonredeemable noncontrolling interests in consolidated properties, limited partners' interests in the Operating Partnership, redeemable noncontrolling interests in consolidated properties, and preferred distributions payable by the Operating Partnership on its outstanding preferred units) is a component of consolidated net income. In addition, the individual components of other comprehensive income (loss) are presented in the aggregate for both controlling and noncontrolling interests, with the portion attributable to noncontrolling interests deducted from comprehensive income attributable to common stockholders.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

            A rollforward of noncontrolling interests for the years ending December 31 is as follows:

	2013	2012	2011
Noncontrolling interests, beginning of period	$982,486	$894,622	$802,972
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	221,176	274,701	210,240
Distributions to noncontrolling interest holders	(242,881)	(239,207)	(212,526)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized gain (loss) on derivative hedge agreements	1,057	5,634	(15,814)
Net loss reclassified from accumulated other comprehensive loss into earnings	1,317	3,021	2,774
Currency translation adjustments	426	2,435	(1,484)
Changes in available-for-sale securities and other	(213)	(6,807)	(6,340)

	2,587	4,283	(20,864)

Adjustment to limited partners' interest from change in ownership in the Operating Partnership	(29,615)	99,834	(36,032)
Units issued to limited partners	—	31,324	9,084
Units exchanged for common shares	(11,161)	(144,197)	(9,465)
Units redeemed	—	(38,904)	—
Long-term incentive performance units	45,341	41,470	27,881
Purchase of noncontrolling interests, noncontrolling interests in newly consolidated properties and other	5,293	58,560	123,332

Noncontrolling interests, end of period	$973,226	$982,486	$894,622

  Accumulated Other Comprehensive Income (Loss)

            The changes in components of our accumulated other comprehensive income (loss) consisted of the following net of noncontrolling interest as of December 31, 2013:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains on marketable securities	Total
Beginning balance	$(26,220)	$(66,917)	$2,237	$(90,900)
Other comprehensive income (loss) before reclassifications	2,439	6,044	(1,266)	7,217
Amounts reclassified from accumulated other comprehensive income (loss)	—	7,888	—	7,888

Net current-period other comprehensive income (loss)	2,439	13,932	(1,266)	15,105

Ending balance	$(23,781)	$(52,985)	$971	$(75,795)

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31, 2013:

Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Accumulated derivative losses, net
	$(9,205)	Interest expense
	1,317	Net income attributable to noncontrolling interests

$(7,888)

  Revenue Recognition

            We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. Substantially all of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize overage rents only when each tenant's sales exceed the applicable sales threshold. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter.

            We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. As of December 31, 2013 for substantially all of our leases in the U.S. mall portfolio, we receive a fixed payment from the tenant for the CAM component which is recognized as revenue when earned. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.

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

            Revenues from insurance premiums charged to unconsolidated properties are recognized on a pro-rata basis over the terms of the policies. Insurance losses on these policies and our self-insurance for our consolidated properties are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management's estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2013 and 2012

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

approximated $103.4 million and $112.8 million, respectively, and are included in other liabilities in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiaries is included within the "Marketable and Non-Marketable Securities" section above.

  Allowance for Credit Losses

            We record a provision for credit losses based on our judgment of a tenant's creditworthiness, ability to pay and probability of collection. In addition, we also consider the retail sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Accounts are written off when they are deemed to be no longer collectible. Presented below is the activity in the allowance for credit losses during the following years:

	For the Year Ended December 31,
	2013	2012	2011
Balance, beginning of period	$33,130	$27,500	$31,650
Consolidation of previously unconsolidated properties	—	2,075	860
Provision for credit losses	7,737	12,809	6,505
Accounts written off, net of recoveries	(4,955)	(9,254)	(11,515)

Balance, end of period	$35,912	$33,130	$27,500

  Income Taxes

            We and certain subsidiaries of the Operating Partnership have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the entity to distribute at least 90% of taxable income to its owners and meet certain other asset and income tests as well as other requirements. We intend to continue to adhere to these requirements and maintain our REIT status and that of the REIT subsidiaries. As REITs, these entities will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. Thus, we made no provision for federal income taxes for these entities in the accompanying consolidated financial statements. If we or any of the REIT subsidiaries fail to qualify as a REIT, we or that entity will be subject to tax at regular corporate rates for the years in which it failed to qualify. If we lose our REIT status we could not elect to be taxed as a REIT for four years unless our failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

            As of December 31, 2013 and 2012, we had a net deferred tax asset of $1.1 million and $4.1 million, respectively, related to our TRS subsidiaries. The net deferred tax asset is included in deferred costs and other assets in the accompanying consolidated balance sheets and consists primarily of operating losses and other carryforwards for federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries. No valuation allowance has been recorded as we believe these amounts will be realized.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

            We are also subject to certain other taxes, including state and local taxes, franchise taxes, as well as income-based and withholding taxes on dividends from certain of our international investments, which are included in income and other taxes in the consolidated statements of operations and comprehensive income.

  Corporate Expenses

            Home and regional office costs primarily include compensation and personnel related costs, travel, building and office costs, and other expenses for our corporate home office and regional offices. General and administrative expense primarily includes executive compensation, benefits and travel expenses as well as costs of being a public company including certain legal costs, audit fees, regulatory fees, and certain other professional fees.

4. Real Estate Acquisitions and Dispositions

            We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of retail real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense acquisition and potential acquisition costs related to business combinations and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during 2013, 2012, and 2011.

            Our consolidated and unconsolidated acquisition and disposition activity for the periods presented are highlighted as follows:

  2013 and 2014 Acquisitions

            On January 10, 2014, we acquired one of our partner's remaining redeemable interests in a portfolio of ten properties for approximately $113.3 million subject to a pre-existing contractual arrangement. The amount paid to acquire the interests in the seven properties which were previously consolidated is included in limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interest in properties in the accompanying December 31, 2013 consolidated balance sheet.

            During 2013, as further discussed in Note 7, we acquired noncontrolling interests in the property management and development companies of McArthurGlen as well as interests in five designer outlet properties.

            On May 30, 2013, we acquired a 100% interest in a 390,000 square foot outlet center located near Portland, Oregon for cash consideration of $146.7 million. The fair value of the acquisition was recorded primarily as investment property and lease related intangibles. As a result of the excess of fair value over amounts paid, we recognized a gain of approximately $27.3 million.

  2012 Acquisitions

            On December 31, 2012, as discussed in Note 7, we contributed a wholly-owned property to a newly formed joint venture in exchange for an interest in a property contributed to the same joint venture by our joint venture partner.

            On December 4, 2012, we acquired the remaining 50% noncontrolling equity interest in two previously consolidated outlet properties located in Grand Prairie, Texas, and Livermore, California, and, accordingly, we now own 100% of these properties. We paid consideration of $260.9 million for the additional interests in the properties, 90% of which was paid in cash and 10% of which was satisfied through the issuance of units of the Operating Partnership. In addition, the construction loans we had provided to the properties totaling $162.5 million were extinguished on a non-cash basis. The transaction was accounted for as an equity transaction, as the properties had been previously consolidated.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

            On June 4, 2012, we acquired a 50% interest in a 465,000 square foot outlet center located in Destin, Florida for $70.5 million.

            On March 22, 2012, as discussed in Note 7, we acquired additional interests in 26 of our joint venture properties from SPG-FCM Ventures, LLC, or SPG-FCM, in a transaction valued at approximately $1.5 billion, or the Mills transaction.

            On March 14, 2012, as discussed in Note 7, we acquired a 28.7% equity stake in Klépierre for approximately $2.0 billion.

            On January 6, 2012, we paid $50.0 million to acquire an additional 25% interest in Del Amo Fashion Center, thereby increasing our interest to 50% .

  2011 Acquisitions

            On December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. As a result, we have a 100% interest in and now consolidate the six properties we received in the distribution. The distribution resulted in a remeasurement of the distributed assets to estimated fair value and a corresponding non-cash gain of $168.3 million in the fourth quarter of 2011 representing the estimated fair value of the net assets received in excess of the carrying value of our interest in the joint venture portfolio. The asset and liability allocations were recorded based on preliminary portfolio fair value estimates at the date of distribution and were finalized during the third quarter of 2012 resulting in an allocation to investment property of $585.0 million, lease related intangibles of $59.1 million and mortgage debt of $468.8 million, including debt premiums. We amortize these amounts over the estimated life of the related depreciable components of investment property, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturity, respectively. The adjusted allocations did not have a material impact on the results of operations for the year ended, or on our financial position at December 31, 2012.

            On August 25, 2011, we acquired additional controlling interests of approximately 83.75% in The Plaza at King of Prussia and The Court at King of Prussia, or collectively, King of Prussia, thereby increasing our ownership interest to 96.1%. At the time of acquisition, the property was subject to a $160.1 million mortgage. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $82.9 million in the third quarter of 2011. As a result of the 2014 acquisition of our partner's interest, we now own 100% of this property.

            On July 19, 2011, we acquired a 100% ownership interest in a lifestyle center located in Albuquerque, New Mexico. Also, during the second quarter of 2011, we purchased an additional noncontrolling interest in an unconsolidated mall.

            During the third quarter of 2011 we contributed a wholly-owned property to a joint venture which holds our interests in nine unconsolidated properties. The transaction effectively exchanged a portion of our interest in this previously wholly-owned property for increased ownership interests in the nine unconsolidated properties. This transaction had no material impact on the consolidated statements of operations and comprehensive income.

  2013 Dispositions

            During 2013, we increased our economic interest in three unconsolidated community centers and subsequently disposed of our interests in those properties. Additionally, we disposed of our interests in eight consolidated retail properties and three unconsolidated retail properties. The aggregate gain recognized on these transactions was approximately $80.2 million.

            On August 8, 2013, we disposed of our interest in an office property located in the Boston, Massachusetts area. The gain on the sale was $7.9 million and is included in other income in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

  2012 Dispositions

            During 2012, we disposed of our interests in nine consolidated retail properties and four unconsolidated retail properties. The aggregate net gain on these disposals was $15.5 million.

            On May 3, 2012, we sold our interests in two residential apartment buildings located at The Domain in Austin, Texas. The gain from the sale was $12.4 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.

            On January 9, 2012, as discussed in Note 7, we sold our entire ownership interest in GCI.

  2011 Dispositions

            During 2011, we agreed to dispose of consolidated properties that had an aggregate carrying value of $355.4 million and debt obligations of $177.0 million for aggregate sales proceeds of $136.0 million resulting in a net loss of $42.4 million.

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

	For the Year Ended December 31,
	2013	2012	2011
Net Income available to Common Stockholders — Basic	$1,316,304	$1,431,159	$1,021,462
Effect of dilutive securities:
Impact to General Partner's interest in Operating Partnership from all dilutive securities and options	—	—	39

Net Income available to Common Stockholders — Diluted	$1,316,304	$1,431,159	$1,021,501

Weighted Average Shares Outstanding — Basic	310,255,168	303,137,350	293,504,064
Effect of stock options	50	1,072	69,408

Weighted Average Shares Outstanding — Diluted	310,255,218	303,138,422	293,573,472

            For the year ended December 31, 2013, potentially dilutive securities include stock options, units that are exchangeable for common stock and long-term incentive performance, or LTIP, units granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. The only securities that had a dilutive effect for the years ended December 31, 2013, 2012, and 2011 were stock options.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

            We accrue dividends when they are declared. The taxable nature of the dividends declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2013	2012	2011
Total dividends paid per common share	$4.65	$4.10	$3.50

Percent taxable as ordinary income	97.5%	99.50%	98.30%
Percent taxable as long-term capital gains	2.50%	0.50%	1.70%

	100.0%	100.0%	100.0%

            In January 2014, our Board of Directors declared a cash dividend of $1.25 per share of common stock payable on February 28, 2014 to stockholders of record on February 14, 2014.

6. Investment Properties

            Investment properties consist of the following as of December 31:

	2013	2012
Land	$3,747,079	$3,736,882
Buildings and improvements	31,026,081	30,187,495

Total land, buildings and improvements	34,773,160	33,924,377
Furniture, fixtures and equipment	353,184	328,144

Investment properties at cost	35,126,344	34,252,521
Less — accumulated depreciation	10,067,743	9,068,388

Investment properties at cost, net	$25,058,601	$25,184,133

Construction in progress included above	$364,542	$329,663

7. Investments in Unconsolidated Entities

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held joint venture ownership interests in 73 properties in the United States as of December 31, 2013 and 78 properties as of December 31, 2012. We held interests in nine joint venture properties in Japan as of December 31, 2013 and eight as of December 31, 2012. We held interests in three joint venture properties in South Korea as of December 31, 2013 and two as of December 31, 2012. At December 31, 2013 and 2012, we also held interests in one joint venture property in Mexico and one joint venture property in Malaysia. On August 1, 2013, our first joint venture property in Canada opened. Also in 2013, as discussed below, we acquired noncontrolling interests in five operating properties in Europe through our joint venture with McArthurGlen. We account for these joint venture properties using the equity method of accounting. As discussed below, on January 9, 2012, we sold our interest in GCI which at the time owned 45 properties in Italy. Additionally, on March 14, 2012, we purchased a 28.7% equity stake in Klépierre. On May 21, 2012, Klépierre paid a dividend, which we elected to receive in additional shares, resulting in an increase in our ownership to approximately 28.9%.

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

            We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of December 31, 2013 and 2012, we had construction loans and other advances to related parties totaling $140.3 million and $25.4 million, respectively, which are included in deferred costs and other assets.

            On December 31, 2012, we formed a joint venture with Institutional Mall Investors, or IMI, to own and operate The Shops at Mission Viejo in the Los Angeles suburb of Mission Viejo, California, and Woodfield Mall in the Chicago suburb of Schaumburg, Illinois. We and IMI each own a noncontrolling 50% interest in Woodfield Mall and we own a noncontrolling 51% interest in The Shops at Mission Viejo and IMI owns the remaining 49%. Prior to the formation of the joint venture, we owned 100% of The Shops at Mission Viejo and IMI owned 100% of Woodfield Mall. No gain was recorded as the transaction was recorded based on the carryover basis of our previous investment. Woodfield Mall is encumbered by a $425.0 million mortgage loan which matures in March of 2024 and bears interest at 4.5%. In January 2013, the joint venture closed a $295.0 million mortgage on the Shops at Mission Viejo which bears interest at 3.61% and matures in February of 2023. The proceeds from the financing were distributed to the venture partners and, as a result, we received a distribution of $149.7 million.

            On March 22, 2012, we acquired, through an acquisition of substantially all of the assets of The Mills Limited Partnership, or TMLP, additional interests in 26 properties. The transaction resulted in additional interests in 16 of the properties which remain unconsolidated, the consolidation of nine previously unconsolidated properties and the purchase of the remaining noncontrolling interest in a previously consolidated property. The transaction was valued at $1.5 billion, which included repayment of the remaining $562.1 million balance on TMLP's senior loan facility, and retirement of $100.0 million of TMLP's trust preferred securities. In connection with the transaction, our $558.4 million loan to SPG-FCM was extinguished on a non-cash basis. We consolidated $2.6 billion in additional property-level mortgage debt in connection with this transaction. This property-level mortgage debt was previously presented as debt of our unconsolidated entities. We and our joint venture partner had equal ownership in these properties prior to the transaction.

            The consolidation of the previously unconsolidated properties resulted in a remeasurement of our previously held interest in each of these nine newly consolidated properties to fair value and recognition of a corresponding non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million for the excess of carrying value of our remaining investment in SPG-FCM over its estimated fair value. The gain on the transaction and impairment charge are included in gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. The assets and liabilities of the newly consolidated properties acquired in the Mills transaction have been reflected at their estimated fair value at the acquisition date.

            We recorded our acquisition of the interest in these nine newly consolidated properties using the acquisition method of accounting. Tangible and intangible assets and liabilities were established based on their fair values at the date of acquisition. The results of operations of the newly consolidated properties have been included in our consolidated results from the date of acquisition. The purchase price allocations were finalized during the first quarter of 2013. No significant adjustments were made to the previously reported purchase price allocations.

            On January 6, 2012, we paid $50.0 million to acquire an additional 25% interest in Del Amo Fashion Center, increasing our interest to 50%.

            On December 31, 2011, as further discussed in Note 4, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. The results of operations of these properties are now presented as loss from operations of discontinued joint venture interests and the non-cash gain of $168.3 million recorded upon distribution to the partners is presented within (loss) gain on sale or disposal of discontinued operations, net in the "Summary Financial Information" below.

International Investments

            We conduct our international operations through joint venture arrangements and account for all of our international joint venture investments using the equity method of accounting

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

            European Investments.    At December 31, 2013, we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $46.53 per share. At the date of purchase on March 14, 2012, our excess investment in Klépierre was approximately $1.2 billion which we have allocated to the underlying investment property, other assets and liabilities based on estimated fair value. Our share of net income, net of amortization of our excess investment, was $20.7 million for the year ended December 31, 2013. Our share of net income, net of the amortization of our excess investment, was $0.5 million from the acquisition date through December 31, 2012. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total assets, total liabilities, and noncontrolling interests were $17.1 billion, $12.3 billion, and $1.7 billion, respectively, as of December 31, 2013 and $17.2 billion, $12.4 billion, and $1.9 billion, respectively, as of December 31, 2012. Klépierre's total revenues, operating income and consolidated net income were approximately $1.5 billion, $989.6 million and $317.3 million, respectively, for the year ended December 31, 2013 and $1.1 billion, $394.7 million and $323.6 million, respectively, for the period of our ownership in 2012.

            During the second quarter of 2013, we signed a definitive agreement with McArthurGlen, an owner, developer, and manager of designer outlets, to form one or more joint ventures to invest in certain of its existing designer outlets, development projects, and its property management and development companies. In conjunction with that agreement, we purchased a noncontrolling interest in the property management and development companies of McArthurGlen, and a noncontrolling interest in a development property located in Vancouver, British Columbia. On August 2, 2013 we acquired a noncontrolling interest in Ashford Designer Outlets in Kent, UK. On October 16, 2013 we completed the remaining transactions contemplated by our previously announced definitive agreement with McArthurGlen by acquiring noncontrolling interests in portions of four existing McArthurGlen Designer Outlets — Parndorf (Vienna, Austria), La Reggia (Naples, Italy), Noventa di Piave (Venice, Italy), and Roermond (Roermond, Netherlands). Our legal ownership interests in these entities range from 22.5% to 90%. The aggregate consideration for the above transactions, which is subject to further adjustment based upon contractual obligations and customary purchase price adjustments, was approximately $496.7 million. The carrying amount of our investment in these joint ventures, including all related components of accumulated other comprehensive income (loss) as well as subsequent capital contributions for development, was $510.7 million as of December 31, 2013. Substantially all of our investment has been deemed excess investment and has been preliminarily allocated to the underlying investment property based on estimated fair values. The preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

            We also have a minority interest in Value Retail PLC, which owns and operates nine luxury outlets throughout Europe and a direct minority ownership in three of those outlets. These investments are accounted for under the cost method. At December 31, 2013 and 2012, the carrying value of these investments was $115.4 million and $95.5 million, respectively, and is included in deferred costs and other assets.

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

            Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $261.1 million and $314.2 million as of December 31, 2013 and 2012, respectively; including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $76.4 million and $62.9 million as of December 31, 2013 and 2012, respectively; including all related components of accumulated other comprehensive income (loss).

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

Summary Financial Information

            A summary of our equity method investments and share of income from such investments, excluding Klépierre, follows. The accompanying joint venture statements of operations include amounts related to our investment GCI which was sold on January 9, 2012. In addition, we acquired additional controlling interests in King of Prussia on August 25, 2011, and nine properties in the Mills transaction on March 22, 2012. These previously unconsolidated properties became consolidated properties as of their respective acquisition dates. Additionally, on December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. During 2012, we disposed of our interests in one mall and three non-core retail properties. Finally, during 2013, we disposed of three non-core retail properties. These transactions are reported within discontinued operations in the accompanying joint venture statements of operations.

BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets:
Investment properties, at cost	$15,824,689	$14,607,291
Less - accumulated depreciation	5,294,578	4,926,511

	10,530,111	9,680,780
Cash and cash equivalents	792,751	619,546
Tenant receivables and accrued revenue, net	310,320	252,774
Investment in unconsolidated entities, at equity	38,352	39,589
Deferred costs and other assets	586,622	438,399

Total assets	$12,258,156	$11,031,088

Liabilities and Partners' Deficit:
Mortgages	$13,024,257	$11,584,863
Accounts payable, accrued expenses, intangibles, and deferred revenues	849,107	672,483
Other liabilities	514,822	447,132

Total liabilities	14,388,186	12,704,478
Preferred units	67,450	67,450
Partners' deficit	(2,197,480)	(1,740,840)

Total liabilities and partners' deficit	$12,258,156	$11,031,088

Our Share of:
Partners' deficit	$(717,776)	$(799,911)
Add: Excess Investment	2,059,584	2,184,133

Our net Investment in unconsolidated entities, at equity	$1,341,808	$1,384,222

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

            As of December 31, 2013, scheduled principal repayments on joint venture properties' mortgage indebtedness are as follows:

2014	$1,103,850
2015	2,090,963
2016	1,304,721
2017	866,378
2018	736,078
Thereafter	6,917,266

Total principal maturities	13,019,256
Net unamortized debt premiums and discounts	5,001

Total mortgages	$13,024,257

            This debt becomes due in installments over various terms extending through 2027 with interest rates ranging from 0.46% to 9.35% and a weighted average rate of 4.60% at December 31, 2013.

            In November 2013, Aventura Mall in which we own a 33% interest refinanced its $430.0 million mortgage maturing December 11, 2017 with a $1.2 billion mortgage that matures December 1, 2020. The fixed interest rate was reduced from 5.91% to 3.75% as a result of this transaction and an extinguishment charge of $82.8 million was incurred which is included in interest expense in the accompanying joint venture statements of operations. Excess proceeds from the financing were distributed to the venture partners.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012	2011
Revenue:
Minimum rent	$1,666,886	$1,487,554	$1,424,038
Overage rent	180,772	176,609	140,822
Tenant reimbursements	765,357	691,564	660,354
Other income	200,104	171,698	150,949

Total revenue	2,813,119	2,527,425	2,376,163
Operating Expenses:
Property operating	498,485	477,338	460,235
Depreciation and amortization	528,317	508,083	487,057
Real estate taxes	212,667	178,739	167,608
Repairs and maintenance	69,116	65,163	64,271
Advertising and promotion	62,339	55,175	50,653
Provision for credit losses	1,287	1,824	4,496
Other	156,115	170,510	148,110

Total operating expenses	1,528,326	1,456,832	1,382,430

Operating Income	1,284,793	1,070,593	993,733
Interest expense	(694,904)	(599,400)	(593,408)

Income from Continuing Operations	589,889	471,193	400,325
Gain (loss) from operations of discontinued joint venture interests	46	(20,311)	(57,961)
Gain (loss) on disposal of discontinued operations, net	51,164	(5,354)	347,640

Net Income	$641,099	$445,528	$690,004

Third-Party Investors' Share of Net Income	$353,708	$239,931	$384,384

Our Share of Net Income	287,391	205,597	305,620
Amortization of Excess Investment	(102,875)	(83,400)	(50,562)
Our Share of Loss (Gain) on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	—	9,245	(173,820)

Income from Unconsolidated Entities	$184,516	$131,442	$81,238

            Our share of income from unconsolidated entities in the above table, aggregated with our share of results of Klépierre, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income. Our share of the loss (gain) on sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

  2013 Dispositions

            In 2013, we disposed of our interest in three non-core retail properties. We recognized no gain or loss on the disposal of these properties.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

  2012 Dispositions

            In July 2012, we disposed of our interest in a mall, and in August 2012 we disposed of our interest in three non-core retail properties. Our share of the net loss on disposition was $9.2 million.

  2011 Dispositions

            In April 2011, we disposed of our interest in a mall, resulting in a gain of $7.8 million.

8. Indebtedness and Derivative Financial Instruments

            Our mortgages and unsecured indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2013	2012
Fixed-Rate Debt:
Mortgage notes, including $63,968 and $101,104 net premiums, respectively. Weighted average interest and maturity of 5.62% and 4.2 years at December 31, 2013.	$7,894,527	$7,677,204
Unsecured notes, including $38,519 and $38,847 net discounts, respectively. Weighted average interest and maturity of 4.87% and 6.4 years at December 31, 2013.	13,931,705	13,400,154

Total Fixed-Rate Debt	21,826,232	21,077,358
Variable-Rate Debt:
Mortgages notes, at face value. Weighted average interest and maturity of 1.52% and 3.7 years at December 31, 2013.	350,000	442,152
Unsecured Term Loan (see below)	240,000	—
Credit Facility (see below)	1,172,299	1,593,497

Total Variable-Rate Debt	1,762,299	2,035,649

Total Mortgages and Unsecured Indebtedness	$23,588,531	$23,113,007

            General.    Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2013, we are in compliance with all covenants of our unsecured debt.

            At December 31, 2013, we or our subsidiaries were the borrowers under 80 non-recourse mortgage notes secured by mortgages on 80 properties, including seven separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 27 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At December 31, 2013, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Unsecured Debt

            At December 31, 2013, our unsecured debt consisted of $13.9 billion of senior unsecured notes of the Operating Partnership, net of discounts, $960.1 million outstanding under our $4.0 billion unsecured revolving credit facility, or Credit

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

Facility, and $212.2 million outstanding under our $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and $240.0 million outstanding under an unsecured term loan. The December 31, 2013 balance on the Credit Facility included $660.1 million (U.S. dollar equivalent) of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of a portion of our international investments.

            On December 31, 2013, we had an aggregate available borrowing capacity of $4.8 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the year ended December 31, 2013 was $1.6 billion and the weighted average outstanding balance was $1.3 billion. Letters of credit of $41.9 million were outstanding under the two facilities as of December 31, 2013.

            The Credit Facility's initial borrowing capacity of $4.0 billion can be increased at our sole option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. As of December 31, 2013, the base interest rate on the Credit Facility was LIBOR plus 95 basis points (reflects a five basis point reduction effective May 16, 2013) with an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

            The Supplemental Facility's borrowing capacity of $2.0 billion can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. As of December 31, 2013, the base interest rate on the Supplemental Facility was LIBOR plus 95 basis points (reflects a five basis point reduction effective May 16, 2013) with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings.

            During 2013, we redeemed at par or repaid at maturity $504.5 million of senior unsecured notes with fixed rates ranging from 5.30% to 7.18% with cash on hand. In addition, we repaid a $240.0 million mortgage loan with the proceeds from a $240.0 million unsecured term loan. The term loan has a capacity of up to $300.0 million, bears interest at LIBOR plus 110 basis points and matures on February 28, 2016 with two available one-year extension options.

            On October 2, 2013, the Operating Partnership issued €750.0 million ($1.0 billion USD equivalent) of senior unsecured notes at a fixed interest rate of 2.375% with a maturity date of October 2, 2020. Proceeds from the unsecured notes offering were used to pay down a portion of Euro-denominated borrowings on the Credit Facility and fund the acquisition of various assets in the McArthurGlen transactions further discussed in Note 7. These notes are designated as a net investment hedge of our Euro-denominated international investments.

            On December 30, 2013, we borrowed $300.0 million on our Credit Facility to partially fund the Sawgrass Mills mortgage repayment on January 2, 2014. These Credit Facility borrowings were repaid in full on January 22, 2014 using unsecured notes proceeds as discussed below.

            On January 21, 2014, the Operating Partnership issued $600.0 million of senior unsecured notes at a fixed interest rate of 2.20% with a maturity date of February 1, 2019 and $600.0 million of senior unsecured notes at a fixed interest rate of 3.75% with a maturity date of February 1, 2024. Proceeds from the unsecured notes offering were used to repay debt and for general corporate purposes.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

Mortgage Debt

            Total mortgage indebtedness was $8.2 billion and $8.0 billion at December 31, 2013 and 2012, respectively. During 2013, we added $370.0 million in new mortgage loans on previously unencumbered properties with a weighted average interest rate of 4.04%.

            On January 2, 2014, we repaid the $820.0 million outstanding mortgage at Sawgrass Mills originally maturing July 1, 2014 with cash on hand and a borrowing on our Credit Facility as discussed above.

Debt Maturity and Other

            Our scheduled principal repayments on indebtedness as of December 31, 2013 are as follows:

2014	$2,072,529
2015	1,972,833
2016	5,005,080
2017	3,594,748
2018	2,031,818
Thereafter	8,886,074

Total principal maturities	23,563,082
Net unamortized debt premium	25,449

Total mortgages and unsecured indebtedness	$23,588,531

            Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2013	2012	2011
Cash paid for interest	$1,142,201	$1,122,223	$979,436

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

            We may enter into treasury lock agreements as part of an anticipated debt issuance. Upon completion of the debt issuance, the fair value of these instruments is recorded as part of accumulated other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.

            The unamortized loss on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $67.5 million and $78.0 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, our outstanding LIBOR based derivative contracts consisted of:

  •
  interest rate cap protection agreements with a notional amount of $248.3 million which mature in June 2014, and

  •
  fixed rate swap agreements with a notional amount of $491.6 million which have a weighted average fixed pay rate of 3.13% and a weighted average variable receive rate of 2.0%.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

            Within the next year, we expect to reclassify to earnings approximately $10.4 million of losses related to active and terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness was $21.8 billion and $21.0 billion as of December 31, 2013 and 2012, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	2013	2012
Fair value of fixed-rate mortgages and unsecured indebtedness	$23,297	$23,373
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.07%	3.24%

9. Rentals under Operating Leases

            Future minimum rentals to be received under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume as of December 31, 2013 are as follows:

2014	$2,774,293
2015	2,507,650
2016	2,228,505
2017	1,943,459
2018	1,618,167
Thereafter	4,614,730

$15,686,804

10. Equity

            Our Board of Directors is authorized to reclassify excess common stock into one or more additional classes and series of capital stock, to establish the number of shares in each class or series and to fix the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, and qualifications and terms and conditions of redemption of such class or series, without any further vote or action by the stockholders. The issuance of additional classes or series of capital stock may have the effect of delaying, deferring or preventing a change in control of us without further action of the stockholders. The ability to issue additional classes or series of capital stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock.

            Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, other than for the election of directors. The holders of our Class B common stock have the right to elect up to four members of the Board of Directors. All 8,000 outstanding shares of the Class B common stock are subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

Common Stock Issuances

            In 2013, we issued 596,051 shares of common stock to 11 limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.

            We issued 1,567 shares of common stock related to employee stock options exercised during 2013. We used the net proceeds from the option exercises to acquire additional units in the Operating Partnership.

Temporary Equity

            We classify as temporary equity those securities for which there is the possibility that we could be required to redeem the security for cash irrespective of the probability of such a possibility. As a result, we classify one series of preferred units of the Operating Partnership and noncontrolling redeemable interests in properties in temporary equity. Each of these securities is discussed further below.

            Limited Partners' Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.    The following table summarizes the preferred units of the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as of December 31. The redemption features of the preferred units of the Operating Partnership contain provisions which could require us to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity. The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity within limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheets. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit. There are no noncontrolling interests redeemable at amounts in excess of fair value.

            On January 10, 2014, we acquired one of our partner's remaining redeemable interests in a portfolio of ten properties for approximately $113.3 million subject to a pre-existing contractual arrangement. The amount paid to acquire the interests in the seven properties which were previously consolidated is included in limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interest in properties in the accompanying December 31, 2013 consolidated balance sheet.

	2013	2012
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	164,948	152,469

Limited partners' preferred interest in the Operating Partnership and other noncontrolling redeemable interests in properties	$190,485	$178,006

            7.50% Cumulative Redeemable Preferred Units.    This series of preferred units accrues cumulative quarterly distributions at a rate of $7.50 annually. The preferred units are redeemable by the Operating Partnership upon the death of the survivor of the original holders, or the transfer of any units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of our common stock at our election. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the option of the Operating Partnership in either cash or shares of common stock.

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

            Series J 8 3/8% Cumulative Redeemable Preferred Stock.    Dividends accrue quarterly at an annual rate of 8 3/8% per share. We can redeem this series, in whole or in part, on or after October 15, 2027 at a redemption price of $50.00 per share, plus accumulated and unpaid dividends. This preferred stock was issued at a premium of $7.5 million. The unamortized premium included in the carrying value of the preferred stock at December 31, 2013 and 2012 was $4.5 million and $4.9 million, respectively.

Other Equity Activity

            Notes Receivable from Former CPI Stockholders.    Notes receivable of $15.3 million from stockholders of an entity we acquired in 1998 are reflected as a deduction from capital in excess of par value in the consolidated statements of equity in the accompanying financial statements. The notes do not bear interest and become due at the time the underlying shares are sold.

            The Simon Property Group 1998 Stock Incentive Plan.    This plan, or the 1998 plan, provides for the grant of equity-based awards in the form of options to purchase shares, stock appreciation rights, restricted stock grants and performance-based unit awards. Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code and options which are not so qualified. An aggregate of 17,300,000 shares of common stock have been reserved for issuance under the 1998 plan. Additionally, the partnership agreement requires us to purchase operating partnership units for cash in an amount equal to the fair market value of such shares.

            Administration.    The 1998 plan is administered by the Compensation Committee of the Board of Directors, or the Compensation Committee. The Compensation Committee determines which eligible individuals may participate and the type, extent and terms of the awards to be granted to them. In addition, the Compensation Committee interprets the 1998 plan and makes all other determinations deemed advisable for its administration. Options granted to employees become exercisable over the period determined by the Compensation Committee. The exercise price of an employee option may not be less than the fair market value of the shares on the date of grant. Employee options generally vest over a three-year period and expire ten years from the date of grant.

            Awards for Eligible Directors.    Directors who are not also our employees or employees of our affiliates are eligible to receive awards under the 1998 plan. Currently, each eligible director receives on the first day of the first calendar month following his or her initial election an award of restricted stock with a value of $82,500 (pro-rated for partial years of service). Thereafter, as of the date of each annual meeting of stockholders, eligible directors who are re-elected receive an award of restricted stock having a value of $82,500. In addition, eligible directors who serve as chairpersons of the standing committees receive an additional annual award of restricted stock having a value of $10,000 (in the case of the Audit and Compensation Committees) or $7,500 (in the case of the Governance and Nominating Committees). The Lead Independent Director also receives an annual restricted stock award having a value of $12,500. The restricted stock vests in full after one year.

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

Stock Based Compensation

            Awards under our stock based compensation plans primarily take the form of LTIP units and restricted stock grants. Restricted stock and awards under the LTIP programs are all performance based and are based on various corporate and business unit performance measures as further described below. The expense related to these programs, net of amounts capitalized, is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.

            LTIP Programs.    Every year since 2010, the Compensation Committee has approved long-term, performance based incentive compensation programs, or the LTIP programs, for certain senior executive officers. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which, applicable total shareholder return, or TSR, performance measures are achieved during the performance period. Once earned, LTIP units are subject to a two year vesting period. One-half of the earned LTIP units will vest on January 1 of each of the 2nd and 3rd years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates and certain other conditions as described in those agreements. Awarded LTIP units not earned are forfeited. Earned and fully vested LTIP units are the equivalent of units. During the performance period, participants are entitled to receive distributions on the LTIP units awarded to them equal to 10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP units as participating securities under the two-class method of computing earnings per share.

            From 2010 to 2013, the Compensation Committee approved LTIP grants as shown in the table below. Grant date fair values of the LTIP units are estimated using a Monte Carlo model, and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if any, would become vested. The extent to which LTIP units that were earned and the aggregate grant date fair values adjusted for estimated forfeitures, are as set forth as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value
2010 LTIP Program
1-year 2010 LTIP Program	133,673	1-year program — $7.2 million
2-year 2010 LTIP Program	337,006	2-year program — $14.8 million
3-year 2010 LTIP Program	489,654	3-year program — $23.0 million
2011-2013 LTIP Program	469,848	$35.0 million
2012-2014 LTIP Program	To be determined in 2015	$35.0 million
2013-2015 LTIP Program	To be determined in 2016	$33.5 million

            We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $25.7 million, $22.0 million, and $16.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

            Restricted Stock.    The 1998 plan also provides for shares of restricted stock to be granted to certain employees at no cost to those employees, subject to achievement of individual performance and certain financial and return-based performance measures established by the Compensation Committee related to the most recent year's performance. Once granted, the shares of restricted stock then vest annually over a three-year period beginning on January 1 of each year. The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is recognized as expense ratably over the vesting period. Through December 31, 2013 a total of 5,447,436 shares of restricted stock,

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

net of forfeitures, have been awarded under the plan. Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2013	2012	2011
Shares of restricted stock awarded during the year, net of forfeitures	107,123	114,066	116,885
Weighted average fair value of shares granted during the year	$160.20	$146.70	$110.12
Amortization expense	$18,311	$14,001	$14,018

            We recorded compensation expense, net of capitalization, related to restricted stock of approximately $12.7 million, $9.8 million, and $9.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

            Other Compensation Arrangements.    On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted David Simon, our Chairman and CEO, a retention award in the form of 1,000,000 LTIP units (the "Award") for his continued service as our Chairman and Chief Executive Officer through July 5, 2019. Effective December 31, 2013, the Award was modified ("Current Award") and as a result the LTIP units will now become earned and eligible to vest based on the attainment of Company-based performance goals, in addition to the service-based vesting requirement included in the original Award. If the relevant performance criteria are not achieved, all or a portion of the Current Award will be forfeited. The Current Award does not contain an opportunity for Mr. Simon to receive additional LTIP Units above and beyond the original Award should our performance exceed the higher end of the performance criteria. The performance criteria of the Current Award are based on the attainment of specific funds from operations ("FFO") per share. If the performance criteria have been met, a maximum of 360,000 LTIP units ("A Units"), 360,000 LTIP units ("B Units") and 280,000 LTIP units ("C Units") may become earned December 31, 2015, 2016 and 2017, respectively. The earned A Units will vest on January 1, 2018, earned B Units will vest on January 1, 2019 and earned C Units will vest on June 30, 2019, subject to continued employment through such applicable date. The grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight-year term of his employment agreement on a straight-line basis based through the applicable vesting periods of the A Units, B Units and C Units.

            Since 2001, we have not granted any options to officers, directors or employees, except for a series of reload options we assumed as part of a prior business combination. During the year ended December 31, 2013, 1,567 options with a weighted average exercise price per share of $50.17 were exercised. As of December 31, 2013, there were no remaining options outstanding.

            We also maintain a tax-qualified retirement 401(k) savings plan and offer no other post-retirement or post-employment benefits to our employees.

Exchange Rights

            Limited partners in the Operating Partnership have the right to exchange all or any portion of their units for shares of common stock on a one-for-one basis or cash, as determined by the Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of our common stock at that time. At December 31, 2013, we had reserved 57,274,430 shares of common stock for possible issuance upon the exchange of units, stock options and Class B common stock.

11. Commitments and Contingencies

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

Lease Commitments

            As of December 31, 2013, a total of 28 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2014 to 2090. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2014 to 2028. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate and utility expenses. Some of our ground and office leases include escalation clauses and renewal options. We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Year Ended, December 31,
	2013	2012	2011
Ground lease expense	$40,042	$43,421	$42,284
Office lease expense	4,057	2,004	2,047

            Future minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and any sublease income, are as follows:

2014	$25,974
2015	30,991
2016	36,851
2017	36,863
2018	36,818
Thereafter	1,012,997

$1,180,494

Insurance

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

Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2013 and 2012, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $190.8 million and $84.9 million, respectively (of which we have a right of recovery from our venture partners of $83.0 million and $38.6 million, respectively). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

            Our malls, Premium Outlets, The Mills, and community/lifestyle centers rely heavily upon anchor tenants to attract customers; however, anchor retailers do not contribute materially to our financial results as many anchor retailers own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Limited Life Partnerships

            We are the controlling partner in several consolidated partnerships that have a limited life. We estimated the settlement values of these noncontrolling interests as of December 31, 2013 and 2012 as approximately $125.0 million and $143.0 million, respectively. The settlement values are based on the estimated fair values upon a hypothetical liquidation of the partnership interests and estimated yield maintenance or prepayment penalties associated with the payment to settle any underlying secured mortgage debt.

12. Related Party Transactions

            Our management company provides management, insurance, and other services to Melvin Simon & Associates, Inc., a related party, unconsolidated joint ventures, and other non-owned related party properties. Amounts for services provided by our management company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the Year Ended December 31,
	2013	2012	2011
Amounts charged to unconsolidated joint ventures	$121,996	$119,534	$125,306
Amounts charged to properties owned by related parties	4,510	4,416	4,353

            During 2012 and 2011, we recorded interest income of $2.0 million and $9.8 million, respectively, net of inter-entity eliminations, related to the loans that we provided to TMLP and SPG-FCM. The loan to SPG-FCM was extinguished in the Mills transaction in 2012. In addition, during 2013, 2012 and 2011, we recorded development, royalty and other fee income related to our international investments of $14.0 million, $15.5 million and $12.3 million, respectively. Also during 2013, 2012 and 2011, we received fees related to financing activities, net of elimination, provided to unconsolidated joint ventures of $15.9 million, $3.0 million and $1.8 million, respectively. The fees related to our international investments and financing activities are included in other income in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

13. Quarterly Financial Data (Unaudited)

            Quarterly 2013 and 2012 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Total revenue	$1,215,058	$1,236,563	$1,302,256	$1,416,260
Operating income	557,689	564,890	600,565	692,546
Consolidated net income	334,468	400,525	367,293	449,304
Net income attributable to common stockholders	283,138	339,936	311,675	381,555
Net income per share — Basic	$0.91	$1.10	$1.00	$1.23
Net income per share — Diluted	$0.91	$1.10	$1.00	$1.23
Weighted average shares outstanding	309,986,506	310,261,278	310,332,777	310,434,337
Diluted weighted average shares outstanding	309,986,709	310,261,278	310,332,777	310,434,337
2012
Total revenue	$1,118,969	$1,188,066	$1,228,617	$1,344,431
Operating income	516,721	524,327	564,953	614,598
Consolidated net income	781,829	260,936	306,371	370,496
Net income attributable to common stockholders	645,410	215,445	254,921	315,383
Net income per share — Basic	$2.18	$0.71	$0.84	$1.01
Net income per share — Diluted	$2.18	$0.71	$0.84	$1.01
Weighted average shares outstanding	295,693,410	303,252,359	304,107,489	303,137,350
Diluted weighted average shares outstanding	295,694,520	303,253,401	304,108,559	303,138,422

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

            Management's Report on Internal Control Over Financial Reporting.    Management's report on internal control over financial reporting is set forth within Item 7 to this Form 10-K.

            Attestation Report of the Registered Public Accounting Firm.    The audit report of Ernst & Young LLP on their assessment of our internal control over financial reporting is set forth within Item 8 of this Form 10-K.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A and the information included under the caption "Executive Officers of the Registrant" in Part I hereof.

Item 11.    Executive Compensation

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions and Director Independence

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 14.    Principal Accountant Fees and Services

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

			Page No.
a.	(1)	Financial Statements
		The following consolidated financial statements of Simon Property Group, Inc. and Subsidiaries are set forth in Part II, Item 8.
		Reports of Independent Registered Public Accounting Firm	66
		Consolidated Balance Sheets as of December 31, 2013 and 2012	68
		Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	69
		Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011	70
		Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011	71
		Notes to Consolidated Financial Statements	73
	(2)	Financial Statement Schedule
		Simon Property Group, Inc. and Subsidiaries Schedule III — Schedule of Real Estate and Accumulated Depreciation	110
		Notes to Schedule III	116
		Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	117

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
By	/s/ DAVID SIMON David Simon Chairman of the Board of Directors and Chief Executive Officer

February 27, 2014

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2014
/s/ HERBERT SIMON Herbert Simon	Chairman Emeritus and Director	February 27, 2014
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer and Director	February 27, 2014
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	February 27, 2014
/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	February 27, 2014
/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	February 27, 2014
/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	February 27, 2014
/s/ KAREN N. HORN Karen N. Horn	Director	February 27, 2014

Signature	Capacity	Date

/s/ ALLAN HUBBARD Allan Hubbard	Director	February 27, 2014
/s/ DANIEL C. SMITH Daniel C. Smith	Director	February 27, 2014
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014
/s/ STEVEN K. BROADWATER Steven K. Broadwater	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Malls
Anderson Mall	Anderson, SC	20,398	$1,712	$15,227	$851	$20,893	$2,563	$36,120	$38,683	$18,074	1972
Bangor Mall	Bangor, ME	80,000	5,478	59,740	—	12,068	5,478	71,808	77,286	29,938	2004 (5)
Barton Creek Square	Austin, TX	—	2,903	20,929	7,983	63,969	10,886	84,898	95,784	51,860	1981
Battlefield Mall	Springfield, MO	125,000	3,919	27,231	3,000	64,059	6,919	91,290	98,209	60,631	1970
Bay Park Square	Green Bay, WI	—	6,358	25,623	4,106	26,331	10,464	51,954	62,418	26,730	1980
Bowie Town Center	Bowie (Washington, D.C.), MD	—	2,710	65,044	235	10,851	2,945	75,895	78,840	31,339	2001
Boynton Beach Mall	Boynton Beach (Miami), FL	—	22,240	78,804	4,666	27,315	26,906	106,119	133,025	53,062	1985
Brea Mall	Brea (Los Angeles), CA	—	39,500	209,202	—	42,967	39,500	252,169	291,669	104,653	1998 (4)
Broadway Square	Tyler, TX	—	11,306	32,431	—	23,763	11,306	56,194	67,500	29,351	1994 (4)
Brunswick Square	East Brunswick (New York), NJ	76,672	8,436	55,838	—	30,694	8,436	86,532	94,968	44,430	1973
Burlington Mall	Burlington (Boston), MA	—	46,600	303,618	19,600	97,860	66,200	401,478	467,678	160,319	1998 (4)
Castleton Square	Indianapolis, IN	—	26,250	98,287	7,434	75,407	33,684	173,694	207,378	83,383	1972
Charlottesville Fashion Square	Charlottesville, VA	—	—	54,738	—	17,948	—	72,686	72,686	32,683	1997 (4)
Chautauqua Mall	Lakewood, NY	—	3,116	9,641	—	16,435	3,116	26,076	29,192	14,185	1971
Chesapeake Square	Chesapeake (Virginia Beach), VA	65,242	11,534	70,461	—	19,489	11,534	89,950	101,484	53,113	1989
Cielo Vista Mall	El Paso, TX	—	1,005	15,262	608	49,967	1,613	65,229	66,842	38,467	1974
College Mall	Bloomington, IN	—	1,003	16,245	720	45,306	1,723	61,551	63,274	33,597	1965
Columbia Center	Kennewick, WA	—	17,441	66,580	—	26,566	17,441	93,146	110,587	43,792	1987
Copley Place	Boston, MA	—	—	378,045	—	108,659	—	486,704	486,704	167,391	2002 (4)
Coral Square	Coral Springs (Miami), FL	—	13,556	93,630	—	21,501	13,556	115,131	128,687	68,808	1984
Cordova Mall	Pensacola, FL	—	18,626	73,091	7,321	61,890	25,947	134,981	160,928	49,889	1998 (4)
Cottonwood Mall	Albuquerque, NM	—	10,122	69,958	—	7,542	10,122	77,500	87,622	42,020	1996
Domain, The	Austin, TX	201,511	40,436	197,010	—	139,129	40,436	336,139	376,575	81,659	2005
Edison Mall	Fort Myers, FL	—	11,529	107,350	—	31,772	11,529	139,122	150,651	61,499	1997 (4)
Empire Mall	Sioux Falls, SD	176,300	35,998	192,186	—	21,862	35,998	214,048	250,046	14,896	1998 (5)
Fashion Mall at Keystone, The	Indianapolis, IN	—	—	120,579	27,027	85,988	27,027	206,567	233,594	79,633	1997 (4)
Firewheel Town Center	Garland (Dallas), TX	—	8,485	82,716	—	28,862	8,485	111,578	120,063	38,740	2004
Forest Mall	Fond Du Lac, WI	—	721	4,491	—	8,682	721	13,173	13,894	9,167	1973
Forum Shops at Caesars, The	Las Vegas, NV	—	—	276,567	—	220,290	—	496,857	496,857	189,169	1992
Great Lakes Mall	Mentor (Cleveland), OH	—	12,302	100,362	—	30,661	12,302	131,023	143,325	57,785	1961
Greenwood Park Mall	Greenwood (Indianapolis), IN	76,677	2,423	23,445	5,253	116,978	7,676	140,423	148,099	65,212	1979
Gulf View Square	Port Richey (Tampa), FL	—	13,690	39,991	1,688	19,547	15,378	59,538	74,916	30,930	1980
Haywood Mall	Greenville, SC	—	11,585	133,893	6	22,440	11,591	156,333	167,924	83,551	1998 (4)
Independence Center	Independence (Kansas City), MO	200,000	5,042	45,798	—	35,198	5,042	80,996	86,038	41,275	1994 (4)
Ingram Park Mall	San Antonio, TX	139,954	733	17,163	37	24,168	770	41,331	42,101	26,649	1979
Irving Mall	Irving (Dallas), TX	—	6,737	17,479	2,533	43,025	9,270	60,504	69,774	37,218	1971
Jefferson Valley Mall	Yorktown Heights (New York), NY	—	4,868	30,304	—	27,767	4,868	58,071	62,939	36,880	1983
King of Prussia Mall	King of Prussia (Philadelphia), PA	118,082	175,063	1,128,200	—	58,646	175,063	1,186,846	1,361,909	103,212	2003 (5)
Knoxville Center	Knoxville, TN	—	5,006	21,617	3,712	32,451	8,718	54,068	62,786	34,704	1984
La Plaza Mall	McAllen, TX	—	1,375	9,828	6,569	50,650	7,944	60,478	68,422	29,053	1976
Lakeline Mall	Cedar Park (Austin), TX	—	10,088	81,568	14	16,689	10,102	98,257	108,359	48,432	1995

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Lenox Square	Atlanta, GA	—	38,058	492,411	—	95,038	38,058	587,449	625,507	240,388	1998 (4)
Lima Mall	Lima, OH	—	7,659	35,338	—	13,812	7,659	49,150	56,809	25,767	1965
Lincolnwood Town Center	Lincolnwood (Chicago), IL	—	7,834	63,480	—	7,682	7,834	71,162	78,996	45,561	1990
Lindale Mall	Cedar Rapids, IA	—	14,106	58,286	—	6,063	14,106	64,349	78,455	6,228	1998 (5)
Livingston Mall	Livingston (New York), NJ	—	22,214	105,250	—	44,517	22,214	149,767	171,981	59,767	1998 (4)
Longview Mall	Longview, TX	—	259	3,567	124	9,252	383	12,819	13,202	7,472	1978
Mall at Chestnut Hill, The	Chestnut Hill (Boston), MA	120,000	449	25,102	43,257	96,161	43,706	121,263	164,969	7,429	2002 (5)
Mall of Georgia	Buford (Atlanta), GA	—	47,492	326,633	—	11,340	47,492	337,973	385,465	127,877	1999 (5)
Maplewood Mall	St. Paul (Minneapolis), MN	—	17,119	80,758	—	24,267	17,119	105,025	122,144	37,102	2002 (4)
Markland Mall	Kokomo, IN	—	—	7,568	—	17,008	—	24,576	24,576	13,219	1968
McCain Mall	N. Little Rock, AR	—	—	9,515	10,530	24,457	10,530	33,972	44,502	8,535	1973
Melbourne Square	Melbourne, FL	—	15,762	55,891	4,160	30,434	19,922	86,325	106,247	39,350	1982
Menlo Park Mall	Edison (New York), NJ	—	65,684	223,252	—	43,986	65,684	267,238	332,922	127,857	1997 (4)
Mesa Mall	Grand Junction, CO	87,250	12,784	80,639	—	1,427	12,784	82,066	94,850	8,639	1998 (5)
Midland Park Mall	Midland, TX	83,293	687	9,213	—	24,059	687	33,272	33,959	18,852	1980
Miller Hill Mall	Duluth, MN	—	2,965	18,092	1,811	39,338	4,776	57,430	62,206	34,847	1973
Montgomery Mall	North Wales (Philadelphia), PA	80,265	27,105	86,915	—	45,806	27,105	132,721	159,826	43,138	2004 (5)
Muncie Mall	Muncie, IN	—	172	5,776	52	28,234	224	34,010	34,234	20,382	1970
North East Mall	Hurst (Dallas), TX	—	128	12,966	19,010	151,137	19,138	164,103	183,241	87,794	1971
Northgate Mall	Seattle, WA	—	24,369	115,992	—	97,693	24,369	213,685	238,054	89,976	1987
Northlake Mall	Atlanta, GA	—	33,322	98,035	—	3,813	33,322	101,848	135,170	73,019	1998 (4)
Northwoods Mall	Peoria, IL	—	1,185	12,779	2,164	38,469	3,349	51,248	54,597	32,596	1983
Oak Court Mall	Memphis, TN	—	15,673	57,304	—	9,556	15,673	66,860	82,533	37,543	1997 (4)
Ocean County Mall	Toms River (New York), NJ	—	20,404	124,945	—	30,049	20,404	154,994	175,398	66,356	1998 (4)
Orange Park Mall	Orange Park (Jacksonville), FL	—	12,998	65,121	—	42,553	12,998	107,674	120,672	55,165	1994 (4)
Orland Square	Orland Park (Chicago), IL	—	35,514	129,906	—	48,985	35,514	178,891	214,405	77,349	1997 (4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	67,722	24,544	100,287	—	16,005	24,544	116,292	140,836	66,273	2003 (4)
Paddock Mall	Ocala, FL	—	11,198	39,727	—	21,955	11,198	61,682	72,880	26,719	1980
Penn Square Mall	Oklahoma City, OK	95,256	2,043	155,958	—	45,697	2,043	201,655	203,698	89,107	2002 (4)
Pheasant Lane Mall	Nashua, NH	—	3,902	155,068	550	45,029	4,452	200,097	204,549	74,585	2004 (5)
Phipps Plaza	Atlanta, GA	—	16,725	210,610	2,225	37,141	18,950	247,751	266,701	106,806	1998 (4)
Plaza Carolina	Carolina (San Juan), PR	225,000	15,493	279,560	—	57,842	15,493	337,402	352,895	99,118	2004 (4)
Port Charlotte Town Center	Port Charlotte, FL	46,353	5,471	58,570	—	15,507	5,471	74,077	79,548	40,124	1989
Prien Lake Mall	Lake Charles, LA	—	1,842	2,813	3,053	49,249	4,895	52,062	56,957	24,425	1972
Richmond Town Square	Richmond Heights (Cleveland), OH	—	2,600	12,112	—	56,081	2,600	68,193	70,793	51,751	1966
River Oaks Center	Calumet City (Chicago), IL	—	30,560	101,224	—	11,295	30,560	112,519	143,079	53,968	1997 (4)
Rockaway Townsquare	Rockaway (New York), NJ	—	41,918	212,257	—	40,440	41,918	252,697	294,615	104,858	1998 (4)
Rolling Oaks Mall	San Antonio, TX	—	1,929	38,609	—	13,650	1,929	52,259	54,188	31,736	1988
Roosevelt Field	Garden City (New York), NY	—	163,160	702,008	48	69,475	163,208	771,483	934,691	323,660	1998 (4)
Ross Park Mall	Pittsburgh, PA	—	23,541	90,203	—	88,181	23,541	178,384	201,925	87,737	1986
Rushmore Mall	Rapid City, SD	94,000	18,839	67,364	—	1,183	18,839	68,547	87,386	8,579	1998 (5)
Santa Rosa Plaza	Santa Rosa, CA	—	10,400	87,864	—	24,458	10,400	112,322	122,722	45,859	1998 (4)
Shops at Nanuet, The	Nanuet, NY	—	28,125	143,120	—	—	28,125	143,120	171,245	1,574	2013 (7)
Shops at Riverside, The	Hackensack (New York), NJ	130,000	13,521	238,746	—	3,948	13,521	242,694	256,215	15,859	2007 (4) (5)
South Hills Village	Pittsburgh, PA	—	23,445	125,840	1,472	45,091	24,917	170,931	195,848	69,149	1997 (4)
South Shore Plaza	Braintree (Boston), MA	—	101,200	301,495	—	158,334	101,200	459,829	561,029	164,478	1998 (4)

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Southdale Center	Edina (Minneapolis), MN	155,000	40,172	184,967	—	34,325	40,172	219,292	259,464	14,058	2007 (4) (5)
Southern Hills Mall	Sioux City, IA	101,500	15,025	75,984	—	727	15,025	76,711	91,736	8,252	1998 (5)
Southern Park Mall	Youngstown, OH	—	16,982	77,767	97	27,091	17,079	104,858	121,937	52,442	1970
SouthPark	Charlotte, NC	189,775	42,092	188,055	100	175,992	42,192	364,047	406,239	145,085	2002 (4)
Southridge Mall	Greendale (Milwaukee), WI	125,000	12,359	130,111	2,389	17,916	14,748	148,027	162,775	11,556	2007 (4) (5)
St. Charles Towne Center	Waldorf (Washington, D.C.), MD	—	7,710	52,934	1,180	30,943	8,890	83,877	92,767	47,149	1990
Stanford Shopping Center	Palo Alto (San Jose), CA	—	—	339,537	—	46,751	—	386,288	386,288	110,118	2003 (4)
Summit Mall	Akron , OH	65,000	15,374	51,137	—	46,586	15,374	97,723	113,097	44,203	1965
Sunland Park Mall	El Paso, TX	28,359	2,896	28,900	—	9,695	2,896	38,595	41,491	25,827	1988
Tacoma Mall	Tacoma (Seattle), WA	—	37,803	125,826	—	87,609	37,803	213,435	251,238	91,275	1987
Tippecanoe Mall	Lafayette, IN	—	2,897	8,439	5,517	47,150	8,414	55,589	64,003	37,655	1973
Town Center at Aurora	Aurora (Denver), CO	—	9,959	56,832	6	55,963	9,965	112,795	122,760	57,703	1998 (4)
Town Center at Boca Raton	Boca Raton (Miami), FL	—	64,200	307,317	—	167,058	64,200	474,375	538,575	199,104	1998 (4)
Town Center at Cobb	Kennesaw (Atlanta), GA	200,000	32,355	158,225	—	17,130	32,355	175,355	207,710	78,826	1998 (5)
Towne East Square	Wichita, KS	—	8,525	18,479	4,108	44,380	12,633	62,859	75,492	38,939	1975
Towne West Square	Wichita, KS	49,360	972	21,203	61	12,647	1,033	33,850	34,883	22,502	1980
Treasure Coast Square	Jensen Beach, FL	—	11,124	72,990	3,067	38,066	14,191	111,056	125,247	54,717	1987
Tyrone Square	St. Petersburg (Tampa), FL	—	15,638	120,962	—	34,028	15,638	154,990	170,628	74,948	1972
University Park Mall	Mishawaka, IN	—	16,768	112,158	7,000	54,248	23,768	166,406	190,174	127,845	1996 (4)
Valle Vista Mall	Harlingen, TX	40,000	1,398	17,159	329	21,322	1,727	38,481	40,208	24,142	1983
Virginia Center Commons	Glen Allen, VA	—	9,764	50,547	4,149	14,013	13,913	64,560	78,473	29,650	1991
Walt Whitman Shops	Huntington Station (New York), NY	116,932	51,700	111,258	3,789	115,133	55,489	226,391	281,880	79,487	1998 (4)
West Ridge Mall	Topeka, KS	64,794	5,453	34,132	1,168	24,122	6,621	58,254	64,875	33,282	1988
Westminster Mall	Westminster (Los Angeles), CA	—	43,464	84,709	—	35,744	43,464	120,453	163,917	51,246	1998 (4)
White Oaks Mall	Springfield, IL	50,000	3,024	35,692	2,102	61,835	5,126	97,527	102,653	37,770	1977
Wolfchase Galleria	Memphis, TN	225,000	15,881	128,276	—	11,960	15,881	140,236	156,117	68,585	2002 (4)
Woodland Hills Mall	Tulsa, OK	92,908	34,211	187,123	—	23,147	34,211	210,270	244,481	91,613	2004 (5)
Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	—	3,900	97,059	—	5,758	3,900	102,817	106,717	35,694	2004 (4)
Allen Premium Outlets	Allen (Dallas), TX	—	13,855	43,687	97	14,000	13,952	57,687	71,639	22,663	2004 (4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	—	2,370	24,326	—	4,179	2,370	28,505	30,875	17,634	2004 (4)
Birch Run Premium Outlets	Birch Run (Detroit), MI	104,240	11,560	77,856	—	3,120	11,560	80,976	92,536	14,041	2010 (4)
Calhoun Premium Outlets	Calhoun, GA	20,035	1,745	12,529	—	746	1,745	13,275	15,020	4,631	2010 (4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	—	16,670	224,721	395	64,137	17,065	288,858	305,923	86,240	2004 (4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	—	12,890	184,990	96	3,502	12,986	188,492	201,478	54,417	2004 (4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	49,452	3,175	59,863	5,311	5,320	8,486	65,183	73,669	26,530	2004 (4)
Chicago Premium Outlets	Aurora (Chicago), IL	—	659	118,005	—	5,158	659	123,163	123,822	46,276	2004 (4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	—	14,117	71,520	—	4,415	14,117	75,935	90,052	17,349	2008
Clinton Crossing Premium Outlets	Clinton, CT	—	2,060	107,556	1,532	2,543	3,592	110,099	113,691	37,823	2004 (4)
Columbia Gorge Premium Outlets	Troutdale (Portland), OR	—	7,900	16,492	—	2,652	7,900	19,144	27,044	9,407	2004 (4)
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	—	3,440	338,679	—	62,681	3,440	401,360	404,800	97,116	2004 (4)
Edinburgh Premium Outlets	Edinburgh (Indianapolis), IN	—	2,857	47,309	—	13,273	2,857	60,582	63,439	23,497	2004 (4)
Ellenton Premium Outlets	Ellenton (Tampa), FL	102,442	15,807	182,412	—	3,485	15,807	185,897	201,704	36,306	2010 (4)
Folsom Premium Outlets	Folsom (Sacramento), CA	—	9,060	50,281	—	4,188	9,060	54,469	63,529	23,134	2004 (4)

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Gaffney Premium Outlets	Gaffney (Greenville/Charlotte), SC	36,360	4,056	32,371	—	2,105	4,056	34,476	38,532	7,154	2010 (4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	—	9,630	194,122	—	9,347	9,630	203,469	213,099	67,532	2004 (4)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	120,000	9,497	198,253	—	—	9,497	198,253	207,750	8,100	2012
Grove City Premium Outlets	Grove City (Pittsburgh), PA	110,590	6,421	121,880	—	2,157	6,421	124,037	130,458	25,495	2010 (4)
Gulfport Premium Outlets	Gulfport, MS	24,674	—	27,949	—	1,598	—	29,547	29,547	6,388	2010 (4)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington DC), MD	87,586	3,576	85,883	—	1,826	3,576	87,709	91,285	15,427	2010 (4)
Houston Premium Outlets	Cypress (Houston), TX	—	9,090	69,350	—	46,834	9,090	116,184	125,274	26,571	2007
Jackson Premium Outlets	Jackson (New York), NJ	—	6,413	104,013	3	4,878	6,416	108,891	115,307	31,859	2004 (4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	68,630	15,390	50,979	—	75,219	15,390	126,198	141,588	30,828	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	—	2,800	39,546	—	6,778	2,800	46,324	49,124	15,467	2004 (4)
Kittery Premium Outlets	Kittery , ME	—	11,832	94,994	—	7,008	11,832	102,002	113,834	27,960	2004 (4)
Las Americas Premium Outlets	San Diego, CA	178,806	45,168	251,878	—	5,948	45,168	257,826	302,994	48,063	2007 (4)
Las Vegas Premium Outlets — North	Las Vegas, NV	—	25,435	134,973	16,536	88,100	41,971	223,073	265,044	66,499	2004 (4)
Las Vegas Premium Outlets — South	Las Vegas, NV	—	13,085	160,777	—	22,769	13,085	183,546	196,631	46,983	2004 (4)
Lebanon Premium Outlets	Lebanon (Nashville), TN	15,170	1,758	10,189	—	1,019	1,758	11,208	12,966	2,771	2010 (4)
Lee Premium Outlets	Lee, MA	50,014	9,167	52,212	—	1,075	9,167	53,287	62,454	11,176	2010 (4)
Leesburg Corner Premium Outlets	Leesburg (Washington D.C.), VA	—	7,190	162,023	—	3,871	7,190	165,894	173,084	58,996	2004 (4)
Liberty Village Premium Outlets	Flemington (New York), NJ	—	5,670	28,904	—	1,550	5,670	30,454	36,124	14,553	2004 (4)
Lighthouse Place Premium Outlets	Michigan City (Chicago, IL), IN	—	6,630	94,138	—	8,465	6,630	102,603	109,233	40,050	2004 (4)
Livermore Premium Outlets	Livermore (San Francisco), CA	—	21,925	308,694	—	—	21,925	308,694	330,619	11,557	2012
Merrimack Premium Outlets	Merrimack, NH	130,000	17,028	118,428	—	602	17,028	119,030	136,058	8,517	2012
Napa Premium Outlets	Napa, CA	—	11,400	45,023	—	3,375	11,400	48,398	59,798	17,537	2004 (4)
North Bend Premium Outlets	North Bend (Seattle), WA	—	2,143	36,197	—	3,496	2,143	39,693	41,836	11,480	2004 (4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	—	4,300	132,325	—	3,183	4,300	135,508	139,808	45,209	2004 (4)
Orlando Premium Outlets — International Dr	Orlando, FL	—	32,727	472,815	—	2,156	32,727	474,971	507,698	63,945	2010 (4)
Orlando Premium Outlets — Vineland Ave	Orlando, FL	—	14,040	304,410	38,632	76,159	52,672	380,569	433,241	97,093	2004 (4)
Osage Beach Premium Outlets	Osage Beach, MO	—	9,460	85,804	—	5,828	9,460	91,632	101,092	33,158	2004 (4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	—	13,322	13,710	—	1,336	13,322	15,046	28,368	8,721	2004 (4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	—	16,676	105,249	—	15,974	16,676	121,223	137,899	37,332	2006
Phoenix Premium Outlets	Chandler (Phoenix), AZ	—	—	63,751	—	—	—	63,751	63,751	1,938	2013
Pismo Beach Premium Outlets	Pismo Beach, CA	33,850	4,317	19,044	—	1,266	4,317	20,310	24,627	5,156	2010 (4)
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL/Milwaukee), WI	94,730	16,823	126,686	—	2,902	16,823	129,588	146,411	20,008	2010 (4)
Puerto Rico Premium Outlets	Barceloneta, PR	125,000	20,586	114,021	—	1,795	20,586	115,816	136,402	18,454	2010 (4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	66,150	8,129	61,950	—	2,727	8,129	64,677	72,806	10,908	2010 (4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	—	12,229	41,547	—	33,564	12,229	75,111	87,340	26,739	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	—	14,706	82,252	—	1,430	14,706	83,682	98,388	31,830	2005
San Marcos Premium Outlets	San Marcos (Austin/San Antonio), TX	140,276	13,180	287,179	—	5,195	13,180	292,374	305,554	39,066	2010 (4)
Seattle Premium Outlets	Tulalip (Seattle), WA	—	—	103,722	—	52,801	—	156,523	156,523	41,415	2004 (4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	—	6,090	57,670	2	8,694	6,092	66,364	72,456	25,565	2004 (4)
The Crossings Premium Outlets	Tannersville , PA	115,000	7,720	172,931	—	11,172	7,720	184,103	191,823	54,325	2004 (4)

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Vacaville Premium Outlets	Vacaville , CA	—	9,420	84,850	—	10,269	9,420	95,119	104,539	37,972	2004 (4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	—	22,630	77,316	—	2,850	22,630	80,166	102,796	28,323	2004 (4)
Waterloo Premium Outlets	Waterloo , NY	—	3,230	75,277	—	8,362	3,230	83,639	86,869	32,115	2004 (4)
Williamsburg Premium Outlets	Williamsburg, VA	101,186	10,323	223,789	—	2,591	10,323	226,380	236,703	30,766	2010 (4)
Woodburn Premium Outlets	Woodburn (Portland), OR	—	9,414	150,414	—	125	9,414	150,539	159,953	4,011	2013 (4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	—	11,110	862,559	1,658	43,690	12,768	906,249	919,017	252,964	2004 (4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	—	4,900	282,031	—	8,015	4,900	290,046	294,946	90,807	2004 (4)
The Mills
Great Mall	Milpitas (San Jose), CA	269,306	70,496	463,101	—	6,311	70,496	469,412	539,908	30,378	2007 (4)(5)
Gurnee Mills	Gurnee (Chicago), IL	321,000	41,133	297,911	—	3,715	41,133	301,626	342,759	20,273	2007 (4)(5)
Opry Mills	Nashville, TN	382,347	51,000	327,503	—	9,742	51,000	337,245	388,245	21,815	2007 (4)(5)
Potomac Mills	Woodbridge (Washington, D.C.), VA	410,000	61,771	425,370	—	25,031	61,771	450,401	512,172	29,865	2007 (4)(5)
Sawgrass Mills	Sunrise (Miami), FL	820,000	194,002	1,641,153	—	28,981	194,002	1,670,134	1,864,136	103,801	2007 (4)(5)
Community/Lifestyle Centers
ABQ Uptown	Albuquerque, NM	—	6,374	75,333	4,054	4,003	10,428	79,336	89,764	7,640	2011 (4)
Arboretum	Austin, TX	—	7,640	36,774	71	12,240	7,711	49,014	56,725	21,046	1998 (4)
Bloomingdale Court	Bloomingdale (Chicago), IL	25,164	8,422	26,184	—	13,429	8,422	39,613	48,035	22,263	1987
Charles Towne Square	Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	9,705	1976
Chesapeake Center	Chesapeake (Virginia Beach), VA	—	4,410	11,241	—	177	4,410	11,418	15,828	7,622	1989
Concord Mills Marketplace	Concord (Charlotte), NC	16,000	8,036	21,167	—	—	8,036	21,167	29,203	1,519	2007 (4)(5)
Countryside Plaza	Countryside (Chicago), IL	—	332	8,507	2,554	10,183	2,886	18,690	21,576	10,215	1977
Dare Centre	Kill Devil Hills, NC	—	—	5,702	—	649	—	6,351	6,351	2,157	2004 (4)
DeKalb Plaza	King of Prussia (Philadelphia), PA	2,377	1,955	3,405	—	1,348	1,955	4,753	6,708	2,722	2003 (4)
Empire East	Sioux Falls, SD	—	3,350	10,552	—	2,368	3,350	12,920	16,270	976	1998 (5)
Forest Plaza	Rockford, IL	17,733	4,132	16,818	453	13,143	4,585	29,961	34,546	14,616	1985
Gateway Centers	Austin, TX	—	24,549	81,437	—	13,282	24,549	94,719	119,268	33,797	2004 (4)
Greenwood Plus	Greenwood (Indianapolis), IN	—	1,129	1,792	—	4,655	1,129	6,447	7,576	3,725	1979
Henderson Square	King of Prussia (Philadelphia), PA	13,301	4,223	15,124	—	838	4,223	15,962	20,185	4,883	2003 (4)
Highland Lakes Center	Orlando, FL	—	7,138	25,284	—	2,102	7,138	27,386	34,524	22,367	1991
Keystone Shoppes	Indianapolis, IN	—	—	4,232	4,236	2,797	4,236	7,029	11,265	2,500	1997 (4)
Lake Plaza	Waukegan (Chicago), IL	—	2,487	6,420	—	1,370	2,487	7,790	10,277	4,533	1986
Lake View Plaza	Orland Park (Chicago), IL	15,470	4,702	17,543	—	13,726	4,702	31,269	35,971	17,600	1986
Lakeline Plaza	Cedar Park (Austin), TX	16,613	5,822	30,875	—	9,308	5,822	40,183	46,005	18,728	1998
Lima Center	Lima, OH	—	1,781	5,151	—	8,959	1,781	14,110	15,891	6,943	1978
Lincoln Crossing	O'Fallon (St. Louis), IL	—	674	2,192	—	893	674	3,085	3,759	1,653	1990
Lincoln Plaza	King of Prussia (Philadelphia), PA	—	—	21,299	—	3,496	—	24,795	24,795	13,155	2003 (4)
MacGregor Village	Cary, NC	—	502	8,897	—	400	502	9,297	9,799	2,556	2004 (4)
Mall of Georgia Crossing	Buford (Atlanta), GA	24,527	9,506	32,892	—	1,553	9,506	34,445	43,951	16,120	2004 (5)
Markland Plaza	Kokomo, IN	—	206	738	—	6,328	206	7,066	7,272	3,907	1974
Martinsville Plaza	Martinsville, VA	—	—	584	—	461	—	1,045	1,045	846	1967
Matteson Plaza	Matteson (Chicago), IL	—	1,771	9,737	—	3,604	1,771	13,341	15,112	8,081	1988

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Muncie Towne Plaza	Muncie, IN	6,907	267	10,509	87	2,777	354	13,286	13,640	6,147	1998
Naples Outlet Center	Naples, FL	15,718	1,514	519	—	44	1,514	563	2,077	409	2010 (4)
New Castle Plaza	New Castle, IN	—	128	1,621	—	1,608	128	3,229	3,357	1,876	1966
North Ridge Shopping Center	Raleigh, NC	12,500	385	12,838	—	1,512	385	14,350	14,735	3,956	2004 (4)
Northwood Plaza	Fort Wayne, IN	—	148	1,414	—	2,151	148	3,565	3,713	2,336	1974
Palms Crossing	McAllen, TX	37,179	13,496	45,925	—	9,232	13,496	55,157	68,653	15,868	2006
Richardson Square	Richardson (Dallas), TX	—	6,285	—	990	15,021	7,275	15,021	22,296	3,167	1977
Rockaway Commons	Rockaway (New York), NJ	—	5,149	26,435	—	8,443	5,149	34,878	40,027	12,129	1998 (4)
Rockaway Town Plaza	Rockaway (New York), NJ	—	—	18,698	2,225	3,225	2,225	21,923	24,148	6,157	2004
Shops at Arbor Walk, The	Austin, TX	42,020	—	42,546	—	6,124	—	48,670	48,670	12,828	2005
Shops at North East Mall, The	Hurst (Dallas), TX	—	12,541	28,177	402	5,835	12,943	34,012	46,955	18,837	1999
St. Charles Towne Plaza	Waldorf (Washington, D.C.), MD	—	8,216	18,993	—	4,477	8,216	23,470	31,686	13,191	1987
Tippecanoe Plaza	Lafayette, IN	—	—	745	234	5,298	234	6,043	6,277	3,784	1974
University Center	Mishawaka, IN	—	3,071	7,413	—	3,103	3,071	10,516	13,587	9,047	1980
University Town Plaza	Pensacola, FL	—	6,009	26,945	—	—	6,009	26,945	32,954	811	2013 (7)
Washington Plaza	Indianapolis, IN	—	941	1,697	—	1,221	941	2,918	3,859	2,708	1976
Waterford Lakes Town Center	Orlando, FL	—	8,679	72,836	—	17,229	8,679	90,065	98,744	46,600	1999
West Ridge Plaza	Topeka, KS	—	1,376	4,560	—	3,841	1,376	8,401	9,777	3,758	1988
White Oaks Plaza	Springfield, IL	13,813	3,169	14,267	—	6,546	3,169	20,813	23,982	9,581	1986
Wolf Ranch	Georgetown (Austin), TX	—	21,999	51,547	—	11,897	21,999	63,444	85,443	19,338	2004
Other Properties
Florida Keys Outlet Center	Florida City, FL	10,454	1,560	1,748	—	1,457	1,560	3,205	4,765	1,065	2010 (4)
Huntley Outlet Center	Huntley, IL	29,243	3,477	2,027	—	335	3,477	2,362	5,839	706	2010 (4)
Northfield Square	Bourbonnais , IL	24,970	362	53,396	—	3,520	362	56,916	57,278	39,539	2004 (5)
Outlet Marketplace	Orlando , FL	—	3,367	1,557	—	218	3,367	1,775	5,142	783	2010 (4)
Upper Valley Mall	Springfield, OH	42,447	8,421	38,745	—	10,590	8,421	49,335	57,756	25,515	1979
Washington Square	Indianapolis, IN	24,676	6,319	36,495	—	11,713	6,319	48,208	54,527	46,965	1974
Development Projects
Other pre-development costs		—	78,483	19,142	—	—	78,483	19,142	97,625	3,284
Other		—	2,614	8,007	—	201	2,614	8,208	10,822	3,226

		$8,180,559	3,440,260	$24,945,911	$306,819	$6,080,170	$3,747,079	$31,026,081	$34,773,160	$9,817,090

Simon Property Group, Inc. and Subsidiaries

Notes to Schedule III as of December 31, 2013

(Dollars in thousands)

(1)
Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Balance, beginning of year	$33,924,377	$29,333,330	$27,192,223
Acquisitions and consolidations (5)	288,835	4,438,848	2,068,452
Improvements	958,971	833,083	552,455
Disposals and deconsolidations	(399,023)	(680,884)	(479,800)

Balance, close of year	$34,773,160	$33,924,377	$29,333,330

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2013 was $29,419,072.

(2)
Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Balance, beginning of year	$8,836,695	$8,148,170	$7,485,821
Depreciation expense	1,108,602	1,069,607	906,554
Disposals and deconsolidations	(128,207)	(381,082)	(244,205)

Balance, close of year	$9,817,090	$8,836,695	$8,148,170

            Depreciation of our investment in buildings and improvements reflected in the consolidated statements of operations and comprehensive income is calculated over the estimated original lives of the assets as noted below.

  •
  Buildings and Improvements — typically 10-35 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.

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

(7)
Property redeveloped and re-opened as of date shown.

EXHIBIT INDEX

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
Form of Nonqualified Stock Option Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K filed March 16, 2005).
10.8	*
Form of Performance-Based Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K filed February 28, 2007).
10.9	*
Form of Non-Employee Director Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K filed March 16, 2005).
10.10	*
Employment Agreement among Richard S. Sokolov, the Registrant, and Simon Property Group Administrative Services Partnership, L.P. dated January 1, 2007 (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K filed February 26, 2008).
10.11	*
Employment Agreement between the Registrant and David Simon effective as of July 6, 2011 (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on July 7, 2011).

Exhibits
10.12	*	Non-Qualified Deferred Compensation Plan dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009).
10.13	*
Amendment — 2008 Performance Based-Restricted Stock Agreement dated as of March 6, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009).
10.14		$4,000,000,000 Credit Agreement dated as of October 5, 2011 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed October 7, 2011).
10.15		$2,000,000,000 Credit Agreement dated as of June 1, 2012 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed June 4, 2012).
10.16	*
Form of Series 2010 LTIP Unit (Three Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 19, 2010).
10.17	*
Form of Series 2010 LTIP Unit (Two Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 19, 2010).
10.18	*
Form of Series 2010 LTIP Unit (One Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed March 19, 2010).
10.19	*	Simon Property Group Series CEO LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on July 7, 2011).
10.20	*	Form of Simon Property Group Series 2011 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed on July 7, 2011).
10.21	*
First Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement dated as of December 13, 2011 (incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K filed February 28, 2012).
10.22	*	Form of Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed May 8, 2012).
10.23	*
First Amendment to Employment Agreement between Simon Property Group, Inc. and David Simon, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed April 4, 2013).
10.24	*
Second Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.02 to the Registrant's Current Report on Form 8-K filed April 4, 2013).
10.25	*
Form of Simon Property Group Series 2013 LTIP Unit Award Agreement, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.02 to the Registrant's Current Report on Form 8-K filed April 4, 2013).
10.26	*
Simon Property Group Amended and Restated Series CEO LTIP Unit Award Agreement, dated as of December 31, 2013 (incorporated by reference to Exhibit 10.01 of the Registrant's Current Report on Form 8-K filed January 2, 2014).
12.1		Statement regarding computation of ratios.
21.1		List of Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP.
31.1		Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.