Form 10-Q
period 2014-06-30
SIMON PROPERTY GROUP INC /DE/
filed 2014-08-07
CIK 1063761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

            As of June 30, 2014, Simon Property Group, Inc. had 310,757,326 shares of common stock, par value $0.0001 per share and 8,000 shares of Class B common stock, par value $0.0001 per share outstanding.

Simon Property Group, Inc. and Subsidiaries
Form 10-Q
INDEX

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS:
Investment properties at cost	$30,951,535	$30,336,639
Less — accumulated depreciation	8,568,672	8,092,794

	22,382,863	22,243,845
Cash and cash equivalents	1,665,817	1,691,006
Tenant receivables and accrued revenue, net	487,839	520,361
Investment in unconsolidated entities, at equity	2,523,431	2,429,845
Investment in Klépierre, at equity	2,002,587	2,014,415
Deferred costs and other assets	1,523,877	1,422,788
Total assets of discontinued operations	—	3,002,314

Total assets	$30,586,414	$33,324,574

LIABILITIES:
Mortgages and unsecured indebtedness	$21,901,060	$22,669,917
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,147,425	1,223,102
Cash distributions and losses in partnerships and joint ventures, at equity	1,116,301	1,050,278
Other liabilities	280,483	250,371
Total liabilities of discontinued operations	—	1,117,789

Total liabilities	24,445,269	26,311,457

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	25,537	190,485
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	44,226	44,390
Common stock, $0.0001 par value, 511,990,000 shares authorized, 314,340,625 and 314,251,245 issued and outstanding, respectively	31	31
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,406,570	9,217,363
Accumulated deficit	(4,049,079)	(3,218,686)
Accumulated other comprehensive loss	(61,736)	(75,795)
Common stock held in treasury at cost, 3,583,299 and 3,650,680 shares, respectively	(106,748)	(117,897)

Total stockholders' equity	5,233,264	5,849,406
Noncontrolling interests	882,344	973,226

Total equity	6,115,608	6,822,632

Total liabilities and equity	$30,586,414	$33,324,574

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Minimum rent	$728,486	$674,654	$1,450,768	$1,347,581
Overage rent	39,160	39,077	70,834	74,343
Tenant reimbursements	342,250	307,359	667,721	600,957
Management fees and other revenues	34,142	31,814	64,749	61,543
Other income	37,944	32,089	84,932	61,392

Total revenue	1,181,982	1,084,993	2,339,004	2,145,816

EXPENSES:
Property operating	92,630	92,024	187,577	177,568
Depreciation and amortization	287,214	273,537	567,708	544,872
Real estate taxes	99,396	91,014	193,699	180,757
Repairs and maintenance	21,656	21,604	51,421	45,943
Advertising and promotion	38,149	27,552	60,768	46,674
Provision for (recovery of) credit losses	2,442	(495)	6,866	1,549
Home and regional office costs	44,958	36,956	80,246	71,850
General and administrative	15,599	15,421	30,454	29,930
Other	18,407	17,441	37,769	34,251

Total operating expenses	620,451	575,054	1,216,508	1,133,394

OPERATING INCOME	561,531	509,939	1,122,496	1,012,422
Interest expense	(254,930)	(266,229)	(509,164)	(537,535)
Income and other taxes	(6,626)	(8,959)	(13,489)	(22,074)
Income from unconsolidated entities	55,764	56,310	112,842	110,248
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	133,870	68,068	136,525	74,683

Consolidated income from continuing operations	489,609	359,129	849,210	637,744
Discontinued operations	26,022	41,396	67,524	97,249
Discontinued operations transaction expenses	(38,163)	—	(38,163)	—

CONSOLIDATED NET INCOME	477,468	400,525	878,571	734,993
Net income attributable to noncontrolling interests	70,047	59,755	128,667	110,250
Preferred dividends	834	834	1,669	1,669

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$406,587	$339,936	$748,235	$623,074

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$1.34	$0.99	$2.33	$1.74
Discontinued operations	(0.03)	0.11	0.08	0.27

Net income attributable to common stockholders	$1.31	$1.10	$2.41	$2.01

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$1.34	$0.99	$2.33	$1.74
Discontinued operations	(0.03)	0.11	0.08	0.27

Net income attributable to common stockholders	$1.31	$1.10	$2.41	$2.01

Consolidated Net Income	$477,468	$400,525	$878,571	$734,993
Unrealized (loss) gain on derivative hedge agreements	(8)	(1,796)	(7,541)	5,275
Net loss reclassified from accumulated other comprehensive income into earnings	2,577	2,566	5,274	4,076
Currency translation adjustments	4,046	(22,960)	17,779	(21,912)
Changes in available-for-sale securities and other	202	(631)	682	(815)

Comprehensive income	484,285	377,704	894,765	721,617
Comprehensive income attributable to noncontrolling interests	71,020	56,526	130,802	108,302

Comprehensive income attributable to common stockholders	$413,265	$321,178	$763,963	$613,315

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$878,571	$734,993
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	670,714	653,354
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(136,767)	(88,835)
Straight-line rent	(23,165)	(21,595)
Equity in income of unconsolidated entities	(113,494)	(110,747)
Distributions of income from unconsolidated entities	105,087	104,499
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	63,647	50,249
Deferred costs and other assets	(45,761)	(11,536)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(127,695)	(77,433)

Net cash provided by operating activities	1,271,137	1,232,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(85,459)	(246,574)
Funding of loans to related parties	(33,236)	(37,773)
Repayments of loans to related parties	4,092	—
Capital expenditures, net	(366,034)	(394,290)
Cash impact from the consolidation of properties	5,402	—
Net proceeds from sale of assets	—	183,026
Investments in unconsolidated entities	(115,827)	(37,413)
Purchase of marketable and non-marketable securities	(9,201)	(19,850)
Proceeds from sale of marketable and non-marketable securities	—	47,495
Distributions of capital from unconsolidated entities	287,870	387,668

Net cash used in investing activities	(312,393)	(117,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(71)	216
Cash impact of Washington Prime spin-off	(33,776)	—
Purchase of noncontrolling interest in consolidated properties	(89,818)	—
Distributions to noncontrolling interest holders in properties	(18,164)	(4,939)
Contributions from noncontrolling interest holders in properties	388	218
Preferred distributions of the Operating Partnership	(957)	(957)
Preferred dividends and distributions to stockholders	(793,892)	(715,061)
Distributions to limited partners	(133,858)	(119,729)
Proceeds from issuance of debt, net of transaction costs	1,405,336	896,457
Repayments of debt	(2,348,113)	(1,260,132)
Proceeds from issuance of debt related to Washington Prime properties, net	1,003,135	—

Net cash used in financing activities	(1,009,790)	(1,203,927)

DECREASE IN CASH AND CASH EQUIVALENTS (NOTE 3)	(51,046)	(88,689)
CASH AND CASH EQUIVALENTS, beginning of period	1,716,863	1,184,518

CASH AND CASH EQUIVALENTS, end of period	$1,665,817	$1,095,829

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

1. Organization

            Simon Property Group, Inc., or Simon, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income. Simon Property Group, L.P., or the Operating Partnership, is our majority-owned partnership subsidiary that owns all of our real estate properties and other assets. In these condensed notes to the unaudited consolidated financial statements, the terms "we", "us" and "our" refer to Simon, the Operating Partnership, and its subsidiaries.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2014, we owned or held an interest in 208 income-producing properties in the United States, which consisted of 115 malls, 66 Premium Outlets, 13 Mills, and 14 other shopping centers or outlet centers in 37 states and Puerto Rico. Internationally, as of June 30, 2014, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, one Premium Outlet in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of June 30, 2014, we had noncontrolling ownership interests in five outlet properties in Europe through our joint venture with McArthurGlen. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of June 30, 2014, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe.

            On May 28, 2014, as further discussed in Note 3, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to Washington Prime Group Inc., or Washington Prime, an independent, publicly traded REIT. The historical results of operations of the Washington Prime properties as well as the related assets and liabilities are presented as discontinued operations in the accompanying consolidated financial statements.

2. Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

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

            As of June 30, 2014, we consolidated 136 wholly-owned properties and 13 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 79 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 56 of the 79 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Canada, Mexico, Malaysia, and the five properties through our joint venture with McArthurGlen comprise 20 of the remaining 23 properties. The international properties are managed locally by joint ventures in which we share control.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

            Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests held by limited partners, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to third parties and to us based on the partners' respective weighted average ownership interests in the Operating Partnership. Net operating results of the Operating Partnership attributable to third parties are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in the Operating Partnership was 85.5% and 85.6% for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, our ownership interest in the Operating Partnership was 85.4% and 85.7%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in the Operating Partnership.

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

            The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment charge is recorded and a new cost basis is established. Subsequent changes are then recognized through other comprehensive income (loss) unless another other-than-temporary impairment is deemed to have occurred. Net unrealized gains recorded in other comprehensive income (loss) as of June 30, 2014 and December 31, 2013 were approximately $1.8 million and $1.1 million, respectively, and represent the valuation and related currency adjustments for our marketable securities.

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

            At June 30, 2014 and December 31, 2013, we had investments of $118.8 million in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no adjustment in the carrying value was required.

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

            We held marketable securities that totaled $159.7 million and $148.3 million at June 30, 2014 and December 31, 2013, respectively, that were primarily classified as having Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $0.1 million and $1.2 million at June 30, 2014 and December 31, 2013, respectively, and a gross asset value of $0.3 million and $8.4 million at June 30, 2014 and December 31, 2013, respectively. We also have interest rate cap agreements with nominal values.

            Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs. Notes 5 and 9 include discussion of the fair values recorded in purchase accounting and impairment, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment include our estimations of net operating results of the property, capitalization rates and discount rates.

  Noncontrolling Interests

            Details of the carrying amount of our noncontrolling interests are as follows:

	As of June 30, 2014	As of December 31, 2013
Limited partners' interests in the Operating Partnership	$883,987	$968,962
Nonredeemable noncontrolling (deficit) interests in properties, net	(1,643)	4,264

Total noncontrolling interests reflected in equity	$882,344	$973,226

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

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Noncontrolling interests, beginning of period	$989,988	$977,753	$973,226	$982,486
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	70,060	57,202	127,710	104,761
Distributions to noncontrolling interest holders	(74,029)	(60,082)	(151,465)	(119,907)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized (loss) gain on derivative hedge agreements	(17)	(219)	(1,253)	740
Net loss reclassified from accumulated other comprehensive loss into earnings	376	368	768	586
Currency translation adjustments	586	(3,285)	2,518	(3,158)
Changes in available-for-sale securities and other	30	(92)	102	(117)

	975	(3,228)	2,135	(1,949)

Adjustment to limited partners' interest from change in ownership in the Operating Partnership	(121,454)	(7,934)	(188,680)	(10,581)
Units issued to limited partners	—	—	84,910	—
Units exchanged for common shares	(279)	(3,461)	(1,190)	(5,982)
Long-term incentive performance units	12,484	11,248	24,969	22,670
Purchase and disposition of noncontrolling interests, net, and other	4,599	—	10,729	—

Noncontrolling interests, end of period	$882,344	$971,498	$882,344	$971,498

  Temporary Equity

            The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity within limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheets. The carrying amount of each noncontrolling interest is adjusted to the redemption amount assuming the interest is redeemable at the balance sheet date.

            As discussed in Note 9, on January 10, 2014, we acquired one of our partner's redeemable interests in a portfolio of properties. During the three months ended June 30, 2014, in connection with the resolution of all partnership disputes with related party limited partners in one of our partnerships, we contributed $83.0 million into the partnership in exchange for a new series of preferred partnership units that carry a 2.5% preferred return. Amounts due upon a future exercise of the limited partners' right to cause us to redeem their noncontrolling interests would be net of this preferred investment. Accordingly, this preferred investment contractually offsets the mezzanine liability previously recognized on the accompanying consolidated balance sheet.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

            Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit. If and to the extent the value of the redemption right exceeds the fair value of the limited partners' interests in the partnership, earnings will be charged. There are no noncontrolling interests redeemable at amounts in excess of fair value at June 30, 2014.

  Accumulated Other Comprehensive Income (Loss)

            The changes in accumulated other comprehensive income (loss) net of noncontrolling interest by component consisted of the following as of June 30, 2014:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains on marketable securities	Total
Beginning balance	$(23,781)	$(52,985)	$971	$(75,795)
Other comprehensive income (loss) before reclassifications	15,261	(6,288)	580	9,553
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,506	—	4,506

Net current-period other comprehensive income (loss)	15,261	(1,782)	580	14,059

Ending balance	$(8,520)	$(54,767)	$1,551	$(61,736)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Accumulated derivative losses, net	$(5,274)	$(4,076)	Interest expense
	768	586	Net income attributable to noncontrolling interests

	$(4,506)	$(3,490)

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

            As of June 30, 2014, we had no outstanding interest rate derivatives. The carrying value of our interest rate swap agreements, at fair value, as of December 31, 2013, was a net asset balance of $3.0 million, of which $0.4 million was included in other liabilities and $3.4 million was included in deferred costs and other assets. The interest rate caps were of nominal value at December 31, 2013 and we generally do not apply hedge accounting to these arrangements.

            We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥1.5 billion remains as of June 30, 2014 for all forward contracts that we expect to receive through January 5, 2015. The June 30, 2014 carrying value was a net $0.2 million, of which $0.3 million is included in deferred costs and other assets and $0.1 million is included in other liabilities. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            In the fourth quarter of 2013, we entered into a Euro:USD forward contract with a €74.0 million notional value, which we designated as a net investment hedge, that matured on May 30, 2014. The liability balance related to this forward contract was $0.8 million and included in other liabilities as of December 31, 2013. We applied hedge accounting to this forward contract and reported the change in fair value in other comprehensive income (loss). Changes in the value of this forward contract are offset by changes in the underlying hedged Euro-denominated joint venture investment.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $64.1 million and $61.8 million as of June 30, 2014 and December 31, 2013, respectively.

New Accounting Pronouncements

            In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, but can be early-adopted. We early adopted ASU No. 2014-08 and are applying the revised definition to all disposals on a prospective basis, including the spin-off of Washington Prime as further discussed below. ASU 2014-08 also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.

            In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers." ASU 2014-09 amends the existing accounting standards for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for us beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of adopting the new revenue standard on our consolidated financial statements.

Transaction Expenses

            We expense acquisition, potential acquisition and disposition related costs as they are incurred. We incurred $38.2 million in transaction costs during the first six months of 2014 related to the spin-off of Washington Prime. Other than these transaction costs, we incurred a minimal amount of transaction expenses during the six months ended June 30, 2014 and 2013.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

Discontinued Operations

            On May 28, 2014, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to Washington Prime, an independent, publicly traded REIT. The spin-off was effectuated through a distribution of the common shares of Washington Prime to holders of Simon common stock as of the distribution record date, and qualified as a tax-free distribution for U.S. federal income tax purposes. For every two shares of Simon common stock held as of the record date of May 16, 2014, Simon stockholders received one Washington Prime common share on May 28, 2014. At the time of the separation and distribution, Washington Prime owned a percentage of the outstanding units of partnership interest of Washington Prime Group, L.P. that was approximately equal to the percentage of outstanding units of partnership interest of the Operating Partnership, or units, owned by us. The remaining units of Washington Prime Group, L.P. were owned by limited partners of the Operating Partnership who received one Washington Prime Group, L.P. unit for every two units they owned in the Operating Partnership. Subsequent to the spin-off, we retained a nominal interest in Washington Prime Group, L.P. We also retained approximately $1.0 billion of proceeds from recently completed unsecured debt and mortgage debt as part of the spin-off.

            The historical results of operations of the Washington Prime properties have been presented as discontinued operations in the consolidated statements of operations and comprehensive income. Discontinued operations also include transaction costs of $38.2 million we incurred to spin-off Washington Prime. In addition, the assets and liabilities of Washington Prime are presented separately from assets and liabilities from continuing operations in the accompanying consolidated balance sheets. The accompanying consolidated statement of cash flows includes within operating, investing and financing cash flows those activities which related to our period of ownership of the Washington Prime properties.

            The following is a summary of the assets and liabilities transferred to Washington Prime as part of the spin-off (dollars in millions):

	May 28, 2014	December 31, 2013
ASSETS:
Investment properties at cost	$4,802,975	$4,789,705
Less — accumulated depreciation	2,034,615	1,974,949

	2,768,360	2,814,756
Cash and cash equivalents	33,776	25,857
Tenant receivables and accrued revenue, net	53,662	61,121
Investment in unconsolidated entities, at equity	5,189	3,554
Deferred costs and other assets	110,365	97,026

Total assets	$2,971,352	$3,002,314

LIABILITIES:
Mortgages and unsecured indebtedness	$1,929,019	$918,614
Accounts payable, accrued expenses, intangibles, and deferred revenues	112,390	151,011
Cash distributions and losses in partnerships and joint ventures, at equity	41,623	41,313
Other liabilities	36,927	6,851

Total liabilities	2,119,959	1,117,789

Net Assets Transferred to Washington Prime	$851,393	$1,884,525

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

            The results of the discontinued operations through the May 28, 2014 date of the spin-off are included in the consolidated results for the three and six months ended June 30, 2014. Summarized financial information for discontinued operations for the three and six month periods ended June 30, 2014 and 2013 is as follows (dollars in millions).

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
TOTAL REVENUE	$104,683	$151,570	$262,652	$305,805
Property operating	17,035	25,455	43,175	49,820
Depreciation and amortization	31,024	45,101	76,992	90,400
Real estate taxes	12,526	18,395	32,474	38,357
Repairs and maintenance	3,181	5,503	10,331	10,889
Advertising and promotion	1,388	1,808	3,340	3,945
Provision for (recovery of) credit losses	708	(806)	1,494	(116)
Other	910	1,163	2,028	2,354

Total operating expenses	66,772	96,619	169,834	195,649
OPERATING INCOME	37,911	54,951	92,818	110,156
Interest expense	(12,159)	(13,737)	(26,076)	(27,456)
Income and other taxes	(37)	(24)	(112)	(102)
Income from unconsolidated entities	307	206	652	499
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	—	242	14,152

CONSOLIDATED NET INCOME	26,022	41,396	67,524	97,249
Net income attributable to noncontrolling interests	3,792	5,963	9,781	13,995

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,230	$35,433	$57,743	$83,254

            Capital expenditures on a cash basis (in millions) for the three month periods ended June 30, 2014 and 2013 were $7.1 and $18.3, respectively, and for the six month periods ended June 30, 2014 and 2013 were $31.9 and $42.5, respectively.

            We and Washington Prime entered into property management and transitional services agreements in connection with the spin-off whereby we will provide certain services to Washington Prime and its properties. Pursuant to the terms of the property management agreements, we will manage, lease, and maintain Washington Prime's mall properties under the direction of Washington Prime. In exchange, Washington Prime will pay us annual fixed rate property management fees ranging from 2.5% to 4.0% of base minimum and percentage rents, will reimburse us for direct out-of-pocket costs and expenses and will also pay us separate fees for leasing and development services provided by us. The property management agreements have an initial term of two years with automatic one year renewals unless terminated. Either party may terminate the property management agreement on or after the two-year anniversary of the spin-off upon 180 days prior written notice.

            We will also provide certain support services to the Washington Prime strip centers and certain of its central functions that will enable Washington Prime to establish its stand-alone processes for various activities that were previously provided by us and does not constitute significant continuing support of Washington Prime's operations. These services include assistance in the areas of information technology, treasury and financial management, payroll, lease administration, taxation and procurement. The charges for such services are intended to allow us to recover the costs of providing these services. The transition services agreement will terminate no later than two years following the date of the spin-off subject to a minimum notice period equal to the shorter of 180 days or one-half of the original service period.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

            Management and transitional services fees earned for the three and six month periods ended June 30, 2014 were not significant.

4. Per Share Data

            We determine basic earnings per share based on the weighted average number of shares of common stock outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine diluted earnings per share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net Income attributable to Common Stockholders — Basic and Diluted	$406,587	$339,936	$748,235	$623,074

Weighted Average Shares Outstanding — Basic	310,743,242	310,261,278	310,683,240	310,124,651
Effect of stock options	—	—	—	103

Weighted Average Shares Outstanding — Diluted	310,743,242	310,261,278	310,683,240	310,124,754

            For the six months ended June 30, 2014, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance, or LTIP, units granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a dilutive effect for the six months ended June 30, 2014. The only securities that had a dilutive effect for the six months ended June 30, 2013 were stock options. We accrue dividends when they are declared.

5. Investment in Unconsolidated Entities

  Real Estate Joint Ventures and Investments

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties. As discussed in Note 2, we held joint venture interests in 79 properties as of June 30, 2014.

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

            We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of June 30, 2014 and December 31, 2013, we had construction loans and other advances to related parties totaling $173.8 million and $140.3 million, respectively, which are included in deferred costs and other assets.

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

            As discussed in Notes 1 and 3, on May 28, 2014, we completed the spin-off of Washington Prime, which included ten unconsolidated properties. The net income of these ten properties is included in income from operations of discontinued joint venture interests and the net assets and liabilities of these properties are included in the total assets and total liabilities of discontinued operations, respectively, in the accompanying summary financial information.

  European Investments

            At June 30, 2014, we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $50.78 per share. Our share of net income, net of amortization of our excess investment, was $135.9 million for the six months ended June 30, 2014, which includes the disposal gain discussed below, and $23.3 million for the six months ended June 30, 2013. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $654.8 million, $281.1 million and $1.2 billion, respectively, for the six months ended June 30, 2014 and $725.6 million, $282.9 million and $97.9 million, respectively, for the six months ended June 30, 2013. On April 16, 2014, Klépierre completed the disposal of a portfolio of 126 retail galleries located in France, Spain and Italy. Total gross consideration for the transaction, including transfer duties, was €1.98 billion (€1.65 billion Klépierre's group share). The net cash proceeds were used by Klépierre to reduce its overall indebtedness. In connection with this transaction, we recorded a gain of $133.9 million, net of the write-off of a portion of our excess investment, which is included in "Gain upon acquisition of controlling interests and sale or disposal of assets and interest in unconsolidated entities, net" in the accompanying consolidated statements of operations and comprehensive income.

            During the second quarter of 2013, we signed a definitive agreement with McArthurGlen, an owner, developer, and manager of designer outlets, to form one or more joint ventures to invest in certain existing designer outlets, development projects, and its property management and development companies. In conjunction with that agreement, we purchased a noncontrolling interest in the property management and development companies of McArthurGlen and a noncontrolling interest in a development property located in Vancouver, British Colombia. On August 2, 2013 we acquired a noncontrolling interest in Ashford Designer Outlet in Kent, UK. On October 16, 2013 we completed the remaining transactions contemplated by our previously announced definitive agreement with McArthurGlen by acquiring noncontrolling interests in portions of four existing McArthurGlen Designer Outlets — Parndorf (Vienna, Austria), La Reggia (Naples, Italy), Noventa di Piave (Venice, Italy), and Roermond (Roermond, Netherlands). During the quarter ended June 30, 2014, we purchased an additional 22.5% noncontrolling interest in Ashford Designer Outlet, increasing our ownership interest in this property to 45%. At June 30, 2014, our legal ownership interests in these properties range from 45% to 90%. The aggregate consideration for the 2013 transactions was $496.7 million and is subject to further adjustment based upon contractual obligations and customary purchase price adjustments. The carrying amount of our investment in these joint ventures, including all related components of accumulated other comprehensive income (loss) as well as subsequent capital contributions for development, was $674.8 million and $510.7 million as of June 30, 2014 and December 31, 2013, respectively. The change in the carrying amount of the investment in 2014 was driven by the additional investment discussed above and adjustments to our preliminary purchase accounting including our estimate of the aggregate consideration. Substantially all of our investment has been deemed excess investment and has been preliminarily allocated to the underlying investment property based on estimated fair values. The preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

            We also have a minority interest in Value Retail PLC, which owns and operates nine luxury outlets throughout Europe and an additional direct minority ownership in three of those outlets. Our investment in these centers is

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

accounted for under the cost method. At June 30, 2014 and December 31, 2013, the carrying value of these investments was $115.4 million and is included in deferred costs and other assets.

  Asian Joint Ventures

            We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $262.8 million and $261.1 million as of June 30, 2014 and December 31, 2013, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $95.8 million and $76.4 million as of June 30, 2014 and December 31, 2013, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our equity method investments and share of income from such investments, excluding Klépierre, follows.

BALANCE SHEETS

	June 30, 2014	December 31, 2013
Assets:
Investment properties, at cost	$15,842,291	$15,355,700
Less — accumulated depreciation	5,280,359	5,080,832

	10,561,932	10,274,868
Cash and cash equivalents	756,563	781,554
Tenant receivables and accrued revenue, net	304,679	302,902
Investment in unconsolidated entities, at equity	28,517	38,352
Deferred costs and other assets	589,390	579,480
Total assets of discontinued operations	—	281,000

Total assets	$12,241,081	$12,258,156

Liabilities and Partners' Deficit:
Mortgages	$12,764,686	$12,753,139
Accounts payable, accrued expenses, intangibles, and deferred revenue	980,159	834,898
Other liabilities	568,158	513,897
Total liabilities of discontinued operations	—	286,252

Total liabilities	14,313,003	14,388,186
Preferred units	67,450	67,450
Partners' deficit	(2,139,372)	(2,197,480)

Total liabilities and partners' deficit	$12,241,081	$12,258,156

Our Share of:
Partners' deficit	$(541,435)	$(717,776)
Add: Excess Investment	1,948,565	2,059,584
Add: Our Share of investment in discontinued unconsolidated entities, at equity	—	37,759

Our net investment in unconsolidated entities, at equity	$1,407,130	$1,379,567

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

STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Minimum rent	$427,899	$387,600	$852,684	$769,072
Overage rent	41,589	39,997	90,386	87,613
Tenant reimbursements	193,006	182,799	385,799	362,393
Other income	61,929	39,397	174,635	81,392

Total revenue	724,423	649,793	1,503,504	1,300,470
Operating Expenses:
Property operating	131,643	120,462	293,064	233,539
Depreciation and amortization	142,047	122,981	294,195	246,595
Real estate taxes	52,797	48,060	107,588	100,678
Repairs and maintenance	15,944	15,576	35,585	31,118
Advertising and promotion	17,113	13,967	35,923	29,661
Provision for credit losses	970	375	4,078	1,512
Other	44,554	36,170	97,483	71,783

Total operating expenses	405,068	357,591	867,916	714,886

Operating Income	319,355	292,202	635,588	585,584
Interest expense	(150,059)	(150,887)	(301,696)	(294,692)

Income from Continuing Operations	169,296	141,315	333,892	290,892
Income from operations of discontinued joint venture interests	2,094	2,892	5,079	6,629
Gain on disposal of discontinued operations, net	—	18,356	—	18,356

Net Income	$171,390	$162,563	$338,971	$315,877

Third-Party Investors' Share of Net Income	$88,217	$94,949	$177,530	$178,715

Our Share of Net Income	83,173	67,614	161,441	137,162
Amortization of Excess Investment	(24,383)	(24,853)	(49,981)	(49,682)
Our Share of Income from Unconsolidated Discontinued Operations	(307)	(206)	(652)	(499)

Income from Unconsolidated Entities	$58,483	$42,555	$110,808	$86,981

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

6. Debt

  Unsecured Debt

            At June 30, 2014, our unsecured debt consisted of $14.4 billion of senior unsecured notes of the Operating Partnership, net of discounts, $652.2 million outstanding under the Operating Partnership's $4.0 billion unsecured revolving credit facility, or Credit Facility, $219.5 million outstanding under the Operating Partnership's $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and $240.0 million outstanding under an unsecured term loan. At June 30, 2014, the Credit Facility had a capacity of $4.0 billion including a $2.0 billion multi-currency tranche, an initial maturity of June 30, 2018, an interest rate of LIBOR plus 80 basis points and an additional facility fee of 10 basis points. In addition, the Credit Facility provides for a money-market competitive bid option program that allows us to hold auctions to achieve lower pricing for short term borrowings. The entire balance on the Credit Facility at June 30, 2014 consisted of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

            On June 30, 2014, we had an aggregate available borrowing capacity of $5.1 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the six months ended June 30, 2014 was $1.2 billion and the weighted average outstanding balance was $923.0 million. Letters of credit of $41.8 million were outstanding under the two credit facilities as of June 30, 2014.

            On April 7, 2014, the Operating Partnership amended and extended the Credit Facility. The initial borrowing capacity of $4.0 billion may now be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. Dollars, Euros, Yen, Sterling, Canadian Dollars and Australian Dollars. Borrowings in currencies other than the U.S. Dollar are limited to 75% of the maximum revolving credit amount, as defined. The initial maturity date was extended to June 30, 2018 and can be extended for an additional year at our sole option to a final maturity date of June 30, 2019. The base interest rate on the amended Credit Facility was reduced to LIBOR plus 80 basis points and the additional facility fee was reduced to 10 basis points.

            The Supplemental Facility's borrowing capacity of $2.0 billion may be increased to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. As of June 30, 2014, the base interest rate on the Supplemental Facility was LIBOR plus 95 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings.

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

            During the six months ended June 30, 2014, we used cash on hand to redeem at par or repay at maturity $716.1 million of senior unsecured notes with fixed rates ranging from 4.90% to 6.75%.

  Mortgage Debt

            Total mortgage indebtedness was $6.3 billion and $7.3 billion at June 30, 2014 and December 31, 2013, respectively.

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

  Covenants

            Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2014, we were in compliance with all covenants of our unsecured debt.

            At June 30, 2014, we or our subsidiaries are the borrowers under 42 non-recourse mortgage notes secured by mortgages on 56 properties, including five separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 21 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2014, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness was $20.2 billion and $20.9 billion as of June 30, 2014 and December 31, 2013, respectively. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
Fair value of fixed-rate mortgages and unsecured indebtedness	$21,781	$22,316
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.24%	3.07%

7. Equity

            During the six months ended June 30, 2014, we issued 63,629 shares of common stock to four limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.

            On January 30, 2014, the Operating Partnership issued 555,150 units in connection with the acquisition of the remaining 50% interest in Arizona Mills and approximately 39 acres of land in Oyster Bay, New York, as discussed in Note 9.

  Stock Based Compensation

            Awards under our stock based compensation plans primarily take the form of LTIP units and restricted stock grants made under The Simon Property Group, L.P. 1998 Stock Incentive Plan, or the Plan. Restricted stock and awards under the LTIP programs are all performance based and are based on various corporate and business unit performance measures as further described below. The expense related to these programs, net of amounts capitalized, is included

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

within home and regional office costs and general and administrative costs in the accompanying consolidated statements of operations and comprehensive income.

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

            We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $13.6 million and $12.6 million for the six months ended June 30, 2014 and 2013, respectively.

            Restricted Stock.    The Compensation Committee awarded 1,246 and 62,565 shares of restricted stock to employees on February 26, 2014 and April 1, 2014, respectively, under the Plan, at a fair market value of $161.06 per share and $164.92 per share, respectively. On May 27, 2014, our non-employee Directors were awarded 3,570 shares of restricted stock under the Plan at a fair market value of $176.55 per share. The fair market value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. The fair market value of the Director restricted stock awards is being recognized as expense over the one-year vesting service period.

            We recorded compensation expense, net of capitalization, related to restricted stock of approximately $7.1 million and $6.9 million for the six months ended June 30, 2014 and 2013, respectively.

            Other Compensation Arrangements.    On July 6, 2011, in connection with the execution of an eight year employment agreement, the Compensation Committee granted David Simon, our Chairman and CEO, a retention award in the form of 1,000,000 LTIP units (the "Award") for his continued service as our Chairman and Chief Executive Officer through July 5, 2019. Effective December 31, 2013, the Award was modified ("Current Award") and as a result the LTIP units will now become earned and eligible to vest based on the attainment of Company-based performance goals, in

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

addition to the service-based vesting requirement included in the original Award. If the relevant performance criteria are not achieved, all or a portion of the Current Award will be forfeited. The Current Award does not contain an opportunity for Mr. Simon to receive additional LTIP Units above and beyond the original Award should our performance exceed the higher end of the performance criteria. The performance criteria of the Current Award are based on the attainment of specific funds from operations ("FFO") per share. If the performance criteria have been met, a maximum of 360,000 LTIP units ("A Units"), 360,000 LTIP units ("B Units") and 280,000 LTIP units ("C Units") may become earned December 31, 2015, 2016 and 2017, respectively. The earned A Units will vest on January 1, 2018, earned B Units will vest on January 1, 2019 and earned C Units will vest on June 30, 2019, subject to Mr. Simon's continued employment through such applicable date. The grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight-year term of his employment agreement on a straight-line basis based through the applicable vesting periods of the A Units, B Units and C Units.

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2014	$44,390	$31	$(75,795)	$9,217,363	$(3,218,686)	$(117,897)	$973,226	$6,822,632
Exchange of limited partner units for common shares				1,190			(1,190)	—
Issuance of limited partner units							84,910	84,910
Spin-off of Washington Prime					(812,763)			(812,763)
Long-term incentive performance units							24,969	24,969
Purchase and disposition of noncontrolling interests, net and other	(164)			(663)	26,358	11,149	10,729	47,409
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				188,680			(188,680)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(793,892)		(133,858)	(927,750)
Distributions to other noncontrolling interest partners							(17,607)	(17,607)
Comprehensive income, excluding $957 attributable to preferred interests in the Operating Partnership			14,059		749,904		129,845	893,808

June 30, 2014	$44,226	$31	$(61,736)	$9,406,570	$(4,049,079)	$(106,748)	$882,344	$6,115,608

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

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of June 30, 2014 and December 31, 2013, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $229.1 million and $190.8 million, respectively (of which we have a right of recovery from our venture partners of $90.3 million and $83.0 million, respectively). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

  Concentration of Credit Risk

            Our U.S. Malls, Premium Outlets, and The Mills rely heavily upon anchor tenants to attract customers; however anchor retailers do not contribute materially to our financial results as many anchor retailers own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

9. Real Estate Acquisitions and Dispositions

            On April 10, 2014, as discussed further in Note 5, we acquired an additional noncontrolling interest in Ashford Designer Outlet.

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

            During the first quarter of 2013, we acquired rights to the remaining interests in three unconsolidated community centers and subsequently disposed our interests in those properties. Additionally, we disposed of our interest in another

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

community center. The aggregate gain recognized on these transactions was approximately $20.8 million. Of this gain, $14.2 million is included within discontinued operations.

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

Overview

            Simon Property Group, Inc., or Simon, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income. Simon Property Group, L.P., or the Operating Partnership, is our majority-owned partnership subsidiary that owns all of our real estate properties and other assets. In this discussion, the terms "we", "us" and "our" refer to Simon, the Operating Partnership, and its subsidiaries.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2014, we owned or held an interest in 208 income-producing properties in the United States, which consisted of 115 malls, 66 Premium Outlets, 13 Mills, and 14 other shopping centers or outlet centers in 37 states and Puerto Rico. We have several Premium Outlets under development and have redevelopment and expansion projects, including the addition of anchors and big box tenants, underway at more than 30 properties in the U.S., Asia, and Mexico. Internationally, as of June 30, 2014, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, one Premium Outlet in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of June 30, 2014, we had noncontrolling ownership interests in five outlet properties in Europe through our joint venture with McArthurGlen. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of June 30, 2014, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe.

            On May 28, 2014, as further discussed in Note 3, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to Washington Prime Group Inc., or Washington Prime, an independent, publicly traded REIT. The historical results of operations of the Washington Prime properties as well as the related assets and liabilities are presented as discontinued operations in the accompanying consolidated financial statements.

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

  Results Overview

            Diluted earnings per common share increased $0.40 during the first six months of 2014 to $2.41 from $2.01 for the same period last year. The increase in diluted earnings per share was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2014 and the impact of our acquisition and expansion activity,

  •
  decreased interest expense in 2014 as further discussed below,

  •
  increased lease settlement and land sale activity as further discussed below, and

  •
  a 2014 gain on acquisitions and disposals primarily related to Klépierre's sale of a portfolio of 126 retail galleries of which our share was $136.5 million, or $0.38 per diluted share,

  •
  partially offset by 2013 gains on disposals and a gain on the acquisition of a controlling interest in an outlet center of $88.8 million, or $0.25 per diluted share, and

  •
  transaction expenses related to the spin-off of Washington Prime of $38.2 million, or $0.10 per diluted share.

            Core business fundamentals during the first six months of 2014 improved compared to the first six months of 2013, primarily driven by strong leasing activity. Our share of portfolio NOI grew by 6.5% for the six month period in 2014 over the prior year period. Comparable property NOI also grew 5.5% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, decreased 0.6% from $612 psf at June 30, 2013 to $608 psf at June 30, 2014 for the U.S. Malls and Premium Outlets primarily as a result of the addition of incremental square footage. Total sales volume reported by all of our tenants, excluding anchors, increased 3.1% on a trailing twelve month basis. Average base minimum rent for U.S. Malls and Premium Outlets increased 4.3% to $45.83 psf as of June 30, 2014, from $43.94 psf as of June 30, 2013. Releasing spreads remained positive in the U.S. Malls and Premium Outlets as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $11.06 psf ($66.28 openings compared to $55.22 closings) as of June 30, 2014, representing a 20.0% increase over expiring payments. Ending occupancy for the U.S. Malls and Premium Outlets was 96.5% as of June 30, 2014, as compared to 96.1% as of June 30, 2013, an increase of 40 basis points.

            Our effective overall borrowing rate at June 30, 2014 on our consolidated indebtedness decreased 41 basis points to 4.58% as compared to 4.99% at June 30, 2013. This decrease was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 43 basis points (4.88% at June 30, 2014 as compared to 5.31% at June 30, 2013). At June 30, 2014, the weighted average years to maturity of our consolidated mortgage indebtedness was 4.2 years as compared to 5.4 years at December 31, 2013. Our financing activities for the six months ended June 30, 2014, included the redemption at par or repayment at maturity of $716.1 million of senior unsecured notes with fixed rates ranging from 4.90% to 6.75%, a net repayment of $300.0 million on our $4.0 billion unsecured revolving credit facility, or Credit Facility, and repayment of $1.1 billion in mortgage notes unencumbering two properties.

  United States Portfolio Data

            The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy, average base minimum rent per square foot, and total sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove disposed properties in the year of disposition. The Washington Prime properties have been removed from the portfolio data for all periods presented. For comparative purposes, we separate the information related to The Mills from our other U.S. operations. We also do not include any properties located outside of the United States.

            The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	June 30, 2014	June 30, 2013	%/Basis Points Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.9%	96.2%	+70 bps
Unconsolidated	95.5%	95.5%	—
Total Portfolio	96.5%	96.1%	+40 bps
Average Base Minimum Rent per Square Foot
Consolidated	$44.46	$42.03	5.8%
Unconsolidated	$49.66	$49.82	-0.3%
Total Portfolio	$45.83	$43.94	4.3%
Total Sales per Square Foot
Consolidated	$596	$598	-0.3%
Unconsolidated	$650	$666	-2.3%
Total Portfolio	$608	$612	-0.6%
The Mills:
Ending Occupancy	98.0%	97.9%	+10 bps
Average Base Minimum Rent per Square Foot	$24.78	$23.17	6.9%
Total Sales per Square Foot	$529	$519	2.1%

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

  Current Leasing Activities

            During the six months ended June 30, 2014, we signed 402 new leases and 939 renewal leases (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing and relocation) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 4.2 million square feet of which 3.0 million square feet related to consolidated properties. During the comparable period in 2013, we signed 456 new leases and 752 renewal leases, comprising approximately 3.5 million square feet of which 2.5 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $56.14 per square foot in 2014 and $49.36 per square foot in 2013 with an average tenant allowance on new leases of $36.79 per square foot and $35.12 per square foot, respectively.

  International Property Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	June 30, 2014	June 30, 2013	%/Basis point Change
Ending Occupancy	99.5%	99.4%	+10 bps
Total Sales per Square Foot	¥91,869	¥89,935	2.2%
Average Base Minimum Rent per Square Foot	¥4,913	¥4,838	1.6%

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

            In addition to the activities discussed above and in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  On April 16, 2014, Klépierre disposed of a portfolio of 126 properties located in France, Spain, and Italy as further discussed in Note 5.

  •
  On April 10, 2014, we acquired an additional 22.5% noncontrolling interest in Ashford Designer Outlet, increasing our ownership interest in this property to 45%.

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

  •
  On August 2, 2013, through our joint venture with McArthurGlen, we acquired a 22.5% noncontrolling interest in Ashford Designer Outlet located in Kent, UK.

  •
  On August 1, 2013, we and our partner, Calloway Real Estate Investment Trust, opened Toronto Premium Outlets in Canada, a 360,000 square foot outlet center serving the Greater Toronto area.

  •
  On April 19, 2013, we and our partner, Mitsubishi Estate Co., LTD., opened Shisui Premium Outlets, a 230,000 square foot outlet center located in Shisui (Chiba), Japan.

            For the purposes of the following comparison between the six months ended June 30, 2014 and 2013, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both of the periods under comparison.

  Three months ended June 30, 2014 vs. Three months ended June 30, 2013

            Minimum rents increased $53.8 million during 2014, of which the property transactions accounted for $10.2 million of the increase. Comparable rents increased $43.6 million, or 6.8%, primarily attributable to an increase in base minimum rents.

            Tenant reimbursements increased $34.9 million, due to a $5.5 million increase attributable to the property transactions and a $29.4 million, or 10.2%, increase in the comparable properties primarily due to annual fixed contractual increases related to common area maintenance and additional marketing recoveries as a result of costs incurred during our property rebranding initiative.

            Total other income increased $5.9 million, principally as a result of a $4.3 million increase in land sale activity.

            Advertising and promotion increased $10.6 million primarily as a result of costs incurred during our property rebranding initiative.

            Provision for (recovery of) credit losses increased $2.9 million as a result of increased reserves due to an increase in tenant bankruptcies and a decrease in recoveries as compared to 2013. The 2014 expense is in line with longer term historical levels.

            Home and regional office costs increased $8.0 million primarily related to higher personnel costs including one-time items related to the spin-off of Washington Prime.

            Interest expense decreased $11.3 million primarily due to the net impact of the financing activities and reduction in the effective overall borrowing rate as previously discussed.

            Income and other taxes decreased $2.3 million primarily due to a decrease in state income taxes.

            During the quarter ended June 30, 2014, we recorded a gain of $133.9 million related to Klépierre's sale of a portfolio of 126 properties. During the quarter ended June 30, 2013, we disposed of our interest in one mall and recorded a gain on the acquisition of an outlet center resulting in an aggregate gain of $68.1 million.

            Discontinued operations decreased $15.4 million due to the 2014 period including approximately two months ownership of the Washington Prime properties, whereas the 2013 period included three full months of ownership. In 2014, we also incurred $38.2 million in transaction costs related to the Washington Prime spin-off.

            Net income attributable to noncontrolling interests increased $10.3 million due to an increase in the net income of the Operating Partnership.

  Six months ended June 30, 2014 vs. Six months ended June 30, 2013

            Minimum rents increased $103.2 million during 2014, of which the property transactions accounted for $20.5 million of the increase. Comparable rents increased $82.7 million, or 6.4%, primarily attributable to an increase in base minimum rents.

            Tenant reimbursements increased $66.8 million, due to a $7.8 million increase attributable to the property transactions and a $59.0 million, or 10.5%, increase in the comparable properties primarily due to utility reimbursements, annual fixed contractual increases related to common area maintenance and additional marketing recoveries as a result of costs incurred during our property rebranding initiative.

            Total other income increased $23.5 million, principally as a result of a $10.1 million increase in lease settlement income and a $11.1 million increase in land sale activity.

            Property operating expense increased $10.0 million primarily as a result of increased utility expenses partially due to the harsh winter.

            Repairs and maintenance expense increased $5.5 million primarily due to increased snow removal costs compared to the prior year.

            Advertising and promotion increased $14.1 million primarily as a result of costs incurred during our property rebranding initiative.

            Provision for (recovery of) credit losses increased $5.3 million as a result of increased reserves due to an increase in tenant bankruptcies and a decrease in recoveries as compared to 2013. The 2014 expense is in line with longer term historical levels.

            Home and regional office costs increased $8.4 million primarily related to higher personnel costs including one-time items related to the spin-off of Washington Prime.

            Other expenses increased $3.5 million primarily due to increased legal and professional fees.

            Interest expense decreased $28.4 million primarily due to the net impact of the financing activities and reduction in the effective overall borrowing rate as previously discussed.

            Income and other taxes decreased $8.6 million primarily due to taxes related to certain of our international investments and a decrease in state income taxes.

            During the six months ended June 30, 2014, we recorded a $133.9 million gain related to Klépierre's sale of a portfolio of 126 properties. Additionally, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner. The property was previously accounted for under the equity method and we recognized a non-cash gain upon consolidation of this property. The aggregate gain recognized on these transactions was $136.5 million. During the six months ended June 30, 2013, we disposed of our interest in one community center, one mall, one retail property and recorded a gain on the acquisition of an outlet center. The aggregate gain recognized on these transactions was approximately $74.7 million.

            Discontinued operations decreased $29.7 million due to the 2014 period including approximately five months ownership of the Washington Prime properties, whereas the 2013 period included six full months of ownership. The 2013 activity also includes a $14.2 million gain on the disposal of three strip centers held within a joint venture portfolio of Washington Prime properties. Additionally, on February 28, 2014 one strip center was sold by that same joint venture for a gain of $0.2 million. In 2014, we also incurred $38.2 million in transaction costs related to the Washington Prime spin-off.

            Net income attributable to noncontrolling interests increased $18.4 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

            Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt currently comprises only 8.0% of our total consolidated debt at June 30, 2014. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.6 billion during the six months ended June 30, 2014. In addition, the Credit Facility and the $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under each of these facilities can be increased at our sole option as discussed further below.

            Our balance of cash and cash equivalents from continuing operations decreased $25.2 million during the first six months of 2014 to $1.7 billion as of June 30, 2014 as further discussed under "Cash Flows" below.

            On June 30, 2014, we had an aggregate available borrowing capacity of $5.1 billion under the two credit facilities, net of outstanding borrowings of $871.7 million and letters of credit of $41.8 million. For the six months ended June 30, 2014, the maximum amount outstanding under the two credit facilities was $1.2 billion and the weighted average amount outstanding was $923.0 million. The weighted average interest rate was 1.08% for the six months ended June 30, 2014.

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

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2014 totaled $1.6 billion. In addition, we had net repayments from our debt financing and repayment activities of $942.8 million in 2014 and net proceeds from debt financings related to the Washington Prime spin-off of $1.0 billion. These activities are further discussed below under "Financing and Debt." During the first six months of 2014, we or the Operating Partnership also:

  •
  funded the acquisition of one of our partner's remaining redeemable interests in a portfolio of ten properties, acquired the remaining 50% ownership interest in Arizona Mills from our joint venture partner, and acquired an undeveloped land parcel, the aggregate cash portion of which was $175.3 million,

  •
  paid stockholder dividends and unitholder distributions totaling $926.1 million,

  •
  funded consolidated capital expenditures of $366.0 million (includes development and other costs of $9.4 million, redevelopment and expansion costs of $239.2 million, and tenant costs and other operational capital expenditures of $117.4 million), and

  •
  funded investments in unconsolidated entities of $115.8 million and construction loans to joint ventures of $29.1 million, net of repayments.

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

Financing and Debt

  Unsecured Debt

            At June 30, 2014, our unsecured debt consisted of $14.4 billion of senior unsecured notes of the Operating Partnership, net of discounts, $652.2 million outstanding under the Credit Facility, $219.5 million outstanding under the Supplemental Facility, and $240.0 million outstanding under an unsecured term loan. At June 30, 2014, the Credit Facility had a capacity of $4.0 billion including a $2.0 billion multi-currency tranche, an initial maturity of June 30, 2018, an interest rate of LIBOR plus 80 basis points and an additional facility fee of 10 basis points. In addition, the Credit Facility provides for a money-market competitive bid option program that allows us to hold auctions to achieve lower pricing for short term borrowings. The entire balance on the Credit Facility at June 30, 2014 consisted of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

            On June 30, 2014, we had an aggregate available borrowing capacity of $5.1 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the six months ended June 30, 2014 was $1.2 billion and the weighted average outstanding balance was $923.0 million. Letters of credit of $41.8 million were outstanding under the two credit facilities as of June 30, 2014.

            On April 7, 2014 the Operating Partnership amended and extended the Credit Facility. The initial borrowing capacity of $4.0 billion may now be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. Dollars, Euros, Yen, Sterling, Canadian Dollars and Australian Dollars. Borrowings in currencies other than the U.S. Dollar are limited to 75% of the maximum revolving credit amount, as defined. The initial maturity date was extended to June 30, 2018 and can be extended for an additional year at our sole option to a final maturity date of June 30, 2019. The base interest rate on the amended Credit Facility was reduced to LIBOR plus 80 basis points and the additional facility fee was reduced to 10 basis points.

            The Supplemental Facility's borrowing capacity of $2.0 billion may be increased to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. As of June 30, 2014, the base interest rate on the Supplemental Facility was LIBOR plus 95 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings.

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

            During the six months ended June 30, 2014, we used cash on hand to redeem at par or repay at maturity $716.1 million of senior unsecured notes with fixed rates ranging from 4.90% to 6.75%.

  Mortgage Debt

            Total mortgage indebtedness was $6.3 billion and $7.3 billion at June 30, 2014 and December 31, 2013, respectively.

            On January 2, 2014, we repaid the $820.0 million outstanding mortgage at Sawgrass Mills originally maturing July 1, 2014 and on February 28, 2014, we repaid the $269.0 million outstanding mortgage at Great Mall originally maturing August 28, 2015.

  Covenants

            Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2014, we were in compliance with all covenants of our unsecured debt.

            At June 30, 2014, we or our subsidiaries are the borrowers under 42 non-recourse mortgage notes secured by mortgages on 56 properties, including five separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 21 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2014, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2014 and December 31, 2013, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of June 30, 2014	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2013	Effective Weighted Average Interest Rate
Fixed Rate	$20,159,374	4.88%	$20,907,618	5.10%
Variable Rate	1,741,686	1.08%	1,762,299	1.22%

	$21,901,060	4.58%	$22,669,917	4.80%

  Contractual Obligations

            There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2013 Annual Report on Form 10-K.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2014, for the remainder of 2014 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities including applicable exercise of available extension options:

	2014	2015 - 2016	2017 - 2018	After 2018	Total
Long Term Debt (1)	$276,757	$5,412,096	$5,579,236	$10,613,961	$21,882,050
Interest Payments (2)	498,180	1,757,030	1,094,741	2,290,456	5,640,407

(1)
Represents principal maturities only and therefore, excludes net premiums of $19,010.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2014.

  Off-Balance Sheet Arrangements

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2014, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $229.1 million (of which we have a right of recovery from our venture partners of $90.3 million). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

            Acquisitions.    On April 10, 2014, we acquired an additional 22.5% noncontrolling interest in Ashford Designer Outlet, increasing our ownership interest in this property to 45%.

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

            During the second quarter of 2013, we signed a definitive agreement with McArthurGlen, an owner, developer, and manager of designer outlets, to form one or more joint ventures to invest in certain of its existing designer outlets, development projects, and its property management and development companies. In conjunction with that agreement, we purchased a noncontrolling interest in the property management and development companies of McArthurGlen, and a noncontrolling interest in a development property located in Vancouver, British Columbia. On August 2, 2013 we acquired a noncontrolling interest in Ashford Designer Outlet in Kent, UK. On October 16, 2013 we completed the remaining transactions contemplated by our previously announced definitive agreement with McArthurGlen by acquiring noncontrolling interests in portions of four existing McArthurGlen Designer Outlets — Parndorf (Vienna, Austria), La Reggia (Naples, Italy), Noventa di Piave (Venice, Italy), and Roermond (Roermond, Netherlands). Our initial legal ownership interests in these entities ranged from 22.5% to 90%.

            On May 30, 2013 we acquired a 100% interest in a 390,000 square foot outlet center located near Portland, Oregon for cash consideration of $146.7 million.

            Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area. During the first six months of 2014, there were no significant dispositions other than the Washington Prime spin-off.

Development Activity

            New Domestic Development.    During the third quarter of 2014, we expect to break ground on Gloucester Premium Outlets, a 375,000 square foot project located in Gloucester, New Jersey. We own a 50% noncontrolling interest in this project. The center is expected to open in August of 2015. Our estimated share of the cost of this project is $61.0 million.

            During the third quarter of 2013, construction began on Charlotte Premium Outlets, a 400,000 square foot project located in Charlotte, North Carolina. We own a 50% noncontrolling interest in this project, which is a joint venture with Tanger Factory Outlet Centers, Inc. The center opened on July 31, 2014. Our share of the cost of this project is approximately $46.0 million.

            In addition, during the third quarter of 2013, construction began on Twin Cities Premium Outlets, a 410,000 square foot project located in Eagan, Minnesota. We own a 35% noncontrolling interest in this project. The center is expected to open in August of 2014. Our estimated share of the cost of this project is $38.0 million.

            Domestic Expansions and Redevelopments.    We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors and big box tenants, are underway at more than 25 properties in the U.S.

            We expect our share of development costs for 2014 related to new development, redevelopment or expansion initiatives to be approximately $1.1 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 8-12% for all of our new development, expansion and redevelopment projects.

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2014 will be approximately $179 million, primarily funded through reinvested joint venture cash flow and construction loans.

            The following table describes these new development and expansion projects as well as our share of the estimated total cost as of June 30, 2014 (in millions):

Property	Location	Gross Leasable Area (sqft)	Our Ownership Percentage	Our Share of Projected Net Cost (in Local Currency)	Our Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Montreal Premium Outlets	Montreal (Quebec), Canada	360,000	50%	CAD 74.2	$69.6	Oct. - 2014
Vancouver Designer Outlets	Vancouver (British Columbia), Canada	242,000	45%	CAD 68.8	$64.5	Apr. - 2015
Expansions:
Premium Outlets Punta Norte Phase 3	Mexico City, Mexico	55,000	50%	MXN 43.8	$3.4	Nov. - 2014
Toki Premium Outlets Phase 4	Gifu (Osaka), Japan	77,000	40%	JPY 1,805	$17.8	Nov. - 2014
Yeoju Premium Outlets Phase 2	Gyeonggi Province, South Korea	259,000	50%	KRW 79,361	$78.3	Mar. - 2015
Shisui Premium Outlets Phase 2	Shisui (Chiba), Japan	130,000	40%	JPY 2,895	$28.5	May - 2015

Dividends

            We paid a common stock dividend of $1.30 per share in the second quarter of 2014. Our Board of Directors declared a cash dividend for the third quarter of 2014 of $1.30 per share of common stock payable on August 29, 2014 to stockholders of record on August 15, 2014. We must pay a minimum amount of dividends to maintain our status as a REIT. Our dividends typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Our future dividends and future distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain our status as a REIT.

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

            The following schedule reconciles total FFO to consolidated net income and diluted net income per share to diluted FFO per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands)
Funds from Operations	$783,833	$766,293	$1,649,166	$1,508,181

Increase in FFO from prior period	2.3%	11.3%	9.3%	12.8%

Consolidated Net Income	$477,468	$400,525	$878,571	$734,993
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	314,500	314,622	637,104	627,207
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	128,461	124,828	275,718	246,377
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(133,870)	(68,068)	(136,767)	(88,835)
Net income attributable to noncontrolling interest holders in properties	(447)	(2,097)	(970)	(4,558)
Noncontrolling interests portion of depreciation and amortization	(966)	(2,204)	(1,864)	(4,377)
Preferred distributions and dividends	(1,313)	(1,313)	(2,626)	(2,626)

FFO of the Operating Partnership (A)	$783,833	$766,293	$1,649,166	$1,508,181
FFO allocable to limited partners	114,003	110,346	238,881	217,034

Dilutive FFO Allocable to Simon (A)	$669,830	$655,947	$1,410,285	$1,291,147

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.31	$1.10	$2.41	$2.01
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, net of noncontrolling interests portion of depreciation and amortization	1.22	1.20	2.51	2.40
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(0.37)	(0.19)	(0.38)	(0.25)

Diluted FFO per share (A)	$2.16	$2.11	$4.54	$4.16

Basic and Diluted weighted average shares outstanding	310,743	310,261	310,683	310,125
Weighted average limited partnership units outstanding	52,861	52,194	52,625	52,130

Diluted weighted average shares and units outstanding	363,604	362,455	363,308	362,255

(A)
Includes FFO of the Operating Partnership related to the Washington Prime properties of $19.7 million ($57.9 million from operations, net of $38.2 million of transaction expenses) and $87.5 million for the three months ended June 30, 2014 and 2013, respectively, and $108.0 million and $175.7 million for the six months ended June 30, 2014 and 2013 respectively. Includes Diluted FFO per share related to the Washington Prime properties of $0.05 ($0.15 from operations, net of $0.10 of transaction expenses) and $0.24 for the three months ended June 30, 2014 and 2013, respectively, and $0.30 and $0.48 for the six months ended June 30, 2014 and 2013, respectively. Includes Diluted FFO allocable to common stockholders of $16.8 million and $74.9 million for the three months ended June 30, 2014 and 2013, respectively, and $92.4 million and $150.4 million for the six months ended June 30, 2014 and 2013, respectively.

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$477,468	$400,525	$878,571	$734,993
Discontinued operations	(26,022)	(41,396)	(67,524)	(97,249)
Discontinued operations transaction expenses	38,163	—	38,163	—
Income and other taxes	6,626	8,959	13,489	22,074
Interest expense	254,930	266,229	509,164	537,535
Income from unconsolidated entities	(55,764)	(56,310)	(112,842)	(110,248)
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(133,870)	(68,068)	(136,525)	(74,683)

Operating Income	561,531	509,939	1,122,496	1,012,422
Depreciation and amortization	287,214	273,537	567,708	544,872

NOI of consolidated properties	$848,745	$783,476	$1,690,204	$1,557,294

Reconciliation of NOI of unconsolidated entities:
Net Income	$171,390	$162,563	$338,971	$315,877
Interest expense	150,059	150,887	301,696	294,692
Income from operations of discontinued joint venture interests	(2,094)	(2,892)	(5,079)	(6,629)
Gain on disposal of discontinued operations	—	(18,356)	—	(18,356)

Operating Income	319,355	292,202	635,588	585,584
Depreciation and amortization	142,047	122,981	294,195	246,595

NOI of unconsolidated entities	$461,402	$415,183	$929,783	$832,179

Total consolidated and unconsolidated NOI from continuing operations	$1,310,147	$1,198,659	$2,619,987	$2,389,473

Adjustments to NOI:
NOI of discontinued consolidated properties	68,953	100,052	169,828	200,556
NOI of discontinued unconsolidated properties	6,969	10,259	17,445	22,068

Total NOI of our portfolio	$1,386,069	$1,308,970	$2,807,260	$2,612,097

Change in NOI from prior period	5.9%	4.0%	7.5%	5.7%
Add: Our share of NOI from Klépierre	53,189	74,319	120,065	141,881
Less: Joint venture partners' share of NOI from continuing operations	237,443	223,133	477,666	448,633
Less: Joint venture partner's share of NOI from discontinued operations	5,139	7,758	12,998	16,861

Our share of NOI	$1,196,676	$1,152,398	$2,436,661	$2,288,484

Increase in our share of NOI from prior period	3.8%	7.4%	6.5%	11.2%
Total NOI of our portfolio	$1,386,069	$1,308,970	$2,807,260	$2,612,097
NOI from non comparable properties (1)	237,959	221,614	538,465	460,931

Total NOI of comparable properties (2)	$1,148,110	$1,087,356	$2,268,795	$2,151,166

Increase in NOI of U.S. Malls, Premium Outlets, and The Mills that are comparable properties	5.6%		5.5%

(1)
NOI excluded from comparable property NOI relates to Washington Prime, international properties, other retail properties, TMLP properties, any of our non-retail holdings and results of our corporate and management company operations, NOI of U.S. Malls, Premium Outlets, and The Mills not owned and operated in both periods under comparison and excluded income noted in footnote 2 below.

(2)
Comparable properties are U.S. Malls, Premium Outlets, and The Mills that were owned in both of the periods under comparison. Excludes lease termination income, interest income, land sale gains and the impact of significant redevelopment activities.

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

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            During the quarter ended June 30, 2014, we issued 14,904 shares of common stock to limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership as follows:

  •
  14,704 shares on April 24, 2014, and

  •
  200 shares on April 17, 2014.

            We also issued 410,690 shares of Series A Junior Participating Preferred Stock, or preferred stock, to certain of our subsidiaries and our deferred compensation plans for an equal number of shares just prior to the Washington Prime spin-off. This preferred stock did not receive any distribution of Washington Prime stock in connection with the spin-off. Following the spin-off, the preferred stock was exchanged for 436,562 shares of common stock. The issuances of common stock and preferred stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

            There were no reportable purchases of equity securities during the quarter ended June 30, 2014.

Item 3.    Defaults Upon Senior Securities

            Not applicable.

Item 4.    Mine Safety Disclosures

            Not applicable.

Item 5.    Other Information

            During the quarter covered by this report, the Audit Committee of our Board of Directors approved certain audit, audit-related, tax compliance and tax consulting services to be provided by Ernst & Young LLP, the Company's independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
2.1	Separation and Distribution by and among Simon Property Group, Inc., Simon Property Group, L.P., and Washington Prime Group, L.P. dated as of May 27, 2014 (incorporated by reference to Exhibit 2.1 of Simon Property Group, Inc.'s Current Report on Form 8-K filed May 29, 2014).
3.1
Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of Simon Property Group, Inc.'s Current Report on Form 8-K filed May 16, 2014).
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
/s/ STEPHEN E. STERRETT Stephen E. Sterrett Senior Executive Vice President and Chief Financial Officer
Date: August 7, 2014