Form 10-Q
period 2015-06-30
SIMON PROPERTY GROUP INC /DE/
filed 2015-08-05
CIK 1063761

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

          As of June 30, 2015, Simon Property Group, Inc. had 309,409,637 shares of common stock, par value $0.0001 per share and 8,000 shares of Class B common stock, par value $0.0001 per share outstanding.

Simon Property Group, Inc. and Subsidiaries
Form 10-Q

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS:
Investment properties at cost	$32,898,773	$31,318,532
Less — accumulated depreciation	9,409,100	8,950,747

	23,489,673	22,367,785
Cash and cash equivalents	565,657	612,282
Tenant receivables and accrued revenue, net	537,172	580,197
Investment in unconsolidated entities, at equity	2,353,339	2,378,800
Investment in Klepierre, at equity	1,803,746	1,786,477
Deferred costs and other assets	1,333,944	1,806,789

Total assets	$30,083,531	$29,532,330

LIABILITIES:
Mortgages and unsecured indebtedness	$22,070,777	$20,852,993
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,215,444	1,259,681
Cash distributions and losses in partnerships and joint ventures, at equity	1,344,028	1,167,163
Other liabilities	248,596	275,451

Total liabilities	24,878,845	23,555,288

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership	25,537	25,537
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	43,898	44,062
Common stock, $0.0001 par value, 511,990,000 shares authorized, 314,807,366 and 314,320,664 issued and outstanding, respectively	31	31
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,357,567	9,422,237
Accumulated deficit	(4,274,289)	(4,208,183)
Accumulated other comprehensive loss	(246,575)	(61,041)
Common stock held in treasury at cost, 5,397,729 and 3,540,754 shares, respectively	(437,751)	(103,929)

Total stockholders' equity	4,442,881	5,093,177
Noncontrolling interests	736,268	858,328

Total equity	5,179,149	5,951,505

Total liabilities and equity	$30,083,531	$29,532,330

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Minimum rent	$768,138	$728,486	$1,521,583	$1,450,768
Overage rent	37,029	39,160	75,986	70,834
Tenant reimbursements	364,309	342,250	704,479	667,721
Management fees and other revenues	40,027	34,142	75,106	64,749
Other income	139,607	37,944	188,191	84,932

Total revenue	1,349,110	1,181,982	2,565,345	2,339,004

EXPENSES:
Property operating	99,841	92,630	199,598	187,577
Depreciation and amortization	295,778	287,214	583,883	567,708
Real estate taxes	106,487	99,396	213,374	193,699
Repairs and maintenance	22,676	21,656	52,410	51,421
Advertising and promotion	41,215	38,149	59,971	60,768
Provision for credit losses	2,685	2,442	6,533	6,866
Home and regional office costs	39,346	44,958	75,250	80,246
General and administrative	15,345	15,599	30,344	30,454
Other	23,352	18,407	42,426	37,769

Total operating expenses	646,725	620,451	1,263,789	1,216,508

OPERATING INCOME	702,385	561,531	1,301,556	1,122,496
Interest expense	(230,974)	(254,930)	(463,147)	(509,164)
Income and other taxes	(3,420)	(6,626)	(9,781)	(13,489)
Income from unconsolidated entities	70,196	55,764	135,068	112,842
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	16,339	133,870	16,339	136,525

Consolidated income from continuing operations	554,526	489,609	980,035	849,210
Discontinued operations and gain on disposal	—	26,022	—	67,524
Discontinued operations transaction expenses	—	(38,163)	—	(38,163)

CONSOLIDATED NET INCOME	554,526	477,468	980,035	878,571
Net income attributable to noncontrolling interests	80,748	70,047	143,248	128,667
Preferred dividends	834	834	1,669	1,669

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$472,944	$406,587	$835,118	$748,235

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$1.52	$1.34	$2.69	$2.33
Discontinued operations	—	(0.03)	—	0.08

Net income attributable to common stockholders	$1.52	$1.31	$2.69	$2.41

Consolidated Net Income	$554,526	$477,468	$980,035	$878,571
Unrealized gain (loss) on derivative hedge agreements	9,240	(8)	19,339	(7,541)
Net (gain) loss reclassified from accumulated other comprehensive income into earnings	(77,536)	2,577	(74,909)	5,274
Currency translation adjustments	(14,282)	4,046	(138,793)	17,779
Changes in available-for-sale securities and other	(27,721)	202	(22,084)	682

Comprehensive income	444,227	484,285	763,588	894,765
Comprehensive income attributable to noncontrolling interests	65,193	71,020	112,335	130,802

Comprehensive income attributable to common stockholders	$379,034	$413,265	$651,253	$763,963

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$980,035	$878,571
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	615,249	670,714
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(16,339)	(136,767)
Gain on sale of marketable securities	(80,187)	—
Straight-line rent	(27,206)	(23,165)
Equity in income of unconsolidated entities	(135,068)	(113,494)
Distributions of income from unconsolidated entities	120,918	105,087
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	70,426	63,647
Deferred costs and other assets	(40,841)	(45,761)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(3,681)	(127,695)

Net cash provided by operating activities	1,483,306	1,271,137

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,231,381)	(85,459)
Funding of loans to related parties	—	(33,236)
Repayments of loans to related parties	—	4,092
Capital expenditures, net	(488,950)	(366,034)
Cash impact from the consolidation of properties	—	5,402
Investments in unconsolidated entities	(153,663)	(115,827)
Purchase of marketable and non-marketable securities	(17,450)	(9,201)
Proceeds from sale of marketable and non-marketable securities	454,012	—
Distributions of capital from unconsolidated entities and other	583,626	287,870

Net cash used in investing activities	(853,806)	(312,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(3,465)	(71)
Cash impact of Washington Prime spin-off	—	(33,776)
Purchase of preferred stock, limited partner units and treasury stock	(505,691)	—
Purchase of noncontrolling interest in consolidated properties	—	(89,818)
Distributions to noncontrolling interest holders in properties	(4,049)	(18,164)
Contributions from noncontrolling interest holders in properties	613	388
Preferred distributions of the Operating Partnership	(958)	(957)
Preferred dividends and distributions to stockholders	(902,815)	(793,892)
Distributions to limited partners	(151,318)	(133,858)
Proceeds from issuance of debt, net of transaction costs	4,058,658	1,405,336
Repayments of debt	(3,167,100)	(2,348,113)
Proceeds from issuance of debt related to Washington Prime properties, net	—	1,003,135

Net cash used in financing activities	(676,125)	(1,009,790)

DECREASE IN CASH AND CASH EQUIVALENTS	(46,625)	(51,046)
CASH AND CASH EQUIVALENTS, beginning of period	612,282	1,716,863

CASH AND CASH EQUIVALENTS, end of period	$565,657	$1,665,817

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2015, we owned or held an interest in 207 income-producing properties in the United States, which consisted of 110 malls, 68 Premium Outlets, 14 Mills, three community centers, and 12 other retail properties in 37 states and Puerto Rico. Internationally, as of June 30, 2015, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of June 30, 2015, we had a noncontrolling ownership interest in a joint venture that holds five outlet properties in Europe. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of June 30, 2015, as further discussed in Note 5, we owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.

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

            As of June 30, 2015, we consolidated 135 wholly-owned properties and 13 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 80 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 58 of the 80 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, and the five European outlet properties comprise 19 of the remaining 22 properties. These international properties are managed locally by joint ventures in which we share control.

            Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests held by limited partners, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to us based on the partners' respective weighted average ownership interests in the Operating Partnership. Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in the Operating Partnership was 85.6% and 85.5% for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, our ownership interest in the Operating Partnership was 85.7% and 85.5%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

  Marketable and Non-Marketable Securities

            Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available-for-sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At June 30, 2015, we had marketable securities of $184.2 million generally accounted for as available-for-sale, which are adjusted to their quoted market price with a corresponding adjustment in other comprehensive income (loss). Net unrealized gains recorded in accumulated other comprehensive income (loss) as of June 30, 2015 and December 31, 2014 were approximately $1.7 million and $103.9 million, respectively, and represent the valuation adjustments for our marketable securities.

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

            On June 24, 2015 we sold our investment in certain marketable securities that were accounted for as an available-for-sale security, with the value adjusted to its quoted market price through other comprehensive income (loss). At the date of sale, we owned 5.71 million shares. The aggregate proceeds received from the sale were $454.0 million, and we recognized a gain on the sale of $80.2 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015.

            At June 30, 2015 and December 31, 2014, we had investments of $177.3 million and $167.1 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no adjustment in the carrying value was required.

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

            The marketable securities we held at June 30, 2015 and December 31, 2014 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $0.7 million and $2.1 million at June 30, 2015 and December 31, 2014, respectively, and a gross asset value of $24.5 million and $20.1 million at June 30, 2015 and December 31, 2014, respectively.

            Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs. Notes 9 and 5 include a discussion of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

  Noncontrolling Interests

            Details of the carrying amount of our noncontrolling interests are as follows:

	As of June 30, 2015	As of December 31, 2014
Limited partners' interests in the Operating Partnership	$736,679	$858,557
Nonredeemable noncontrolling deficit interests in properties, net	(411)	(229)

Total noncontrolling interests reflected in equity	$736,268	$858,328

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

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Noncontrolling interests, beginning of period	$828,618	$989,988	$858,328	$973,226
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	80,269	70,060	142,290	127,710
Distributions to noncontrolling interest holders	(78,488)	(74,029)	(153,398)	(151,465)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized gain (loss) on derivative hedge agreements	1,380	(17)	2,861	(1,253)
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(11,126)	376	(10,745)	768
Currency translation adjustments	(1,667)	586	(19,665)	2,518
Changes in available-for-sale securities and other	(4,141)	30	(3,364)	102

	(15,554)	975	(30,913)	2,135

Adjustment to limited partners' interest from change in ownership in the Operating Partnership	(75,905)	(121,454)	(81,529)	(188,680)
Units issued to limited partners	—	—	—	84,910
Units exchanged for common shares	(56)	(279)	(7,905)	(1,190)
Units redeemed	(14,843)	—	(14,843)	—
Long-term incentive performance units	11,812	12,484	23,640	24,969
Purchase and disposition of noncontrolling interests, net, and other	415	4,599	598	10,729

Noncontrolling interests, end of period	$736,268	$882,344	$736,268	$882,344

  Accumulated Other Comprehensive Income (Loss)

            The changes in accumulated other comprehensive income (loss) net of noncontrolling interest by component consisted of the following as of June 30, 2015:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains (losses) on marketable securities	Total
Beginning balance	$(110,722)	$(39,161)	$88,842	$(61,041)
Other comprehensive loss before reclassifications	(119,129)	16,479	(18,720)	(121,370)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,521	(68,685)	(64,164)

Net current-period other comprehensive income (loss)	(119,129)	21,000	(87,405)	(185,534)

Ending balance	$(229,851)	$(18,161)	$1,437	$(246,575)

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Accumulated derivative losses, net	$(5,278)	$(5,274)	Interest expense
	757	768	Net income attributable to noncontrolling interests

	$(4,521)	$(4,506)

Realized gain on sale of marketable securities	$80,187	$—	Other income
	(11,502)	—	Net income attributable to noncontrolling interests

	$68,685	$—

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

            As of both June 30, 2015 and December 31, 2014, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$375.0 million

            The carrying value of our interest rate swap agreements, at fair value, as of June 30, 2015, was a net asset balance of $0.9 million, of which $1.6 million is included in deferred costs and other assets and $0.6 million is included in other liabilities. The carrying value of our interest rate swap agreements, at fair value, as of December 31, 2014, was a net liability balance of $1.2 million, of which $2.1 million was included in other liabilities and $0.9 million was included in deferred costs and other assets.

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

            As of June 30, 2015, we had no outstanding Yen:USD forward contracts. Approximately ¥14.7 million remained at December 31, 2014 for our Yen forward contracts that matured on January 5, 2015. The December 31, 2014 asset balance related to these forward contracts was $0.1 million and was included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            In the third quarter of 2014, we entered into Euro:USD forward contracts, which were designated as net investment hedges, with an aggregate €150.0 million notional value which mature through August 11, 2017. During the second quarter, one forward contract with a €50.0 million notional value was settled. The June 30, 2015 asset balance related to the remaining €100.0 million forward contracts was $22.9 million and is included in deferred costs and other assets. The December 31, 2014 asset balance related to these forward contracts was $19.1 million and was included in deferred costs and other assets. We apply hedge accounting to these forward contracts and report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $21.2 million and $45.8 million as of June 30, 2015 and December 31, 2014, respectively.

New Accounting Pronouncements

            In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 became effective prospectively for fiscal years beginning after December 15, 2014, but could be early-adopted. We early-adopted ASU 2014-08 in the first quarter of 2014 and are applying the revised definition to all disposals on a prospective basis, including the spin-off of WP Glimcher Inc. (formerly known as Washington Prime Group Inc.), or Washington Prime, as further discussed below. ASU 2014-08 also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.

            In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers." ASU 2014-09 amends the existing accounting standards for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In July 2015, the FASB decided to delay the effective date of the new revenue recognition standard by one year, which will result in the new standard being effective for us beginning with the first quarter 2018. The new standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact adopting the new accounting standard will have on our consolidated financial statements.

            In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis." ASU 2015-02 makes changes to both the variable interest model and the voting model. This guidance becomes effective for annual and interim periods beginning after December 15, 2015. All reporting entities involved with limited partnerships will have to re-evaluate whether these entities qualify for consolidation and revise documentation accordingly. We are currently evaluating the impact adopting the new accounting standard will have on our consolidated financial statements.

            In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for us retrospectively beginning in the first quarter of 2016. We expect this new guidance will reduce total assets and total mortgage and unsecured indebtedness on our Consolidated Balance Sheet for amounts classified as deferred costs specific to debt issuance costs. We do not expect this guidance to have any other effect on our consolidated financial statements.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

Discontinued Operations

            On May 28, 2014, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to Washington Prime, an independent, publicly traded REIT. The spin-off was effectuated through a distribution of the common shares of Washington Prime to holders of Simon common stock as of the distribution record date, and qualified as a tax-free distribution for U.S. federal income tax purposes. For every two shares of Simon common stock held as of the record date of May 16, 2014, Simon stockholders received one Washington Prime common share on May 28, 2014. At the time of the separation and distribution, Washington Prime owned a percentage of the outstanding units of partnership interest of Washington Prime Group, L.P. that was approximately equal to the percentage of outstanding units of partnership interest of the Operating Partnership, or units, owned by us. The remaining units of Washington Prime Group, L.P. were owned by limited partners of the Operating Partnership who received one Washington Prime Group, L.P. unit for every two units they owned in the Operating Partnership. Subsequent to the spin-off, we retained a nominal interest in Washington Prime Group, L.P. We also retained approximately $1.0 billion of proceeds from completed unsecured debt and mortgage debt as part of the spin-off and incurred $38.2 million in transaction costs during the first six months of 2014 related to the spin-off of Washington Prime.

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

            Summarized financial information for discontinued operations for the three and six month periods ended June 30, 2014 is presented below.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
TOTAL REVENUE	$104,683	$262,652
Property Operating	17,035	43,175
Depreciation and amortization	31,024	76,992
Real estate taxes	12,526	32,474
Repairs and maintenance	3,181	10,331
Advertising and promotion	1,388	3,340
Provision for credit losses	708	1,494
Other	910	2,028

Total operating expenses	66,772	169,834
OPERATING INCOME	37,911	92,818
Interest expense	(12,159)	(26,076)
Income and other taxes	(37)	(112)
Income from unconsolidated entities	307	652
Gain upon acquisition of controlling interests and sale or disposal of assets and interest in unconsolidated entities, net	—	242

CONSOLIDATED NET INCOME	26,022	67,524
Net income attributable to noncontrolling interests	3,792	9,781

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,230	$57,743

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

            Capital expenditures on a cash basis for the three and six month periods ended June 30, 2014 were $7.1 million and $31.9 million, respectively.

            We and Washington Prime entered into property management and transitional services agreements in connection with the spin-off whereby we provide certain services to Washington Prime and its properties that were previously owned by us. Pursuant to the terms of the property management agreements, we manage, lease, and maintain those Washington Prime mall properties under the direction of Washington Prime. In exchange, Washington Prime pays us annual fixed rate property management fees ranging from 2.5% to 4.0% of base minimum and percentage rents, reimburses us for direct out-of-pocket costs and expenses and also pays us separate fees for any leasing and development services we provide. The property management agreements have an initial term of two years with automatic one year renewals unless terminated. Either party may terminate the property management agreements on or after the two-year anniversary of the spin-off upon 180 days prior written notice.

            We also provide certain support services to the Washington Prime strip centers that were previously owned by us and certain of its central functions to assist Washington Prime as it establishes its stand-alone processes for various activities that were previously provided by us and does not constitute significant continuing support of Washington Prime's operations. These services include assistance in the areas of information technology, treasury and financial management, payroll, lease administration, taxation and procurement. The charges for such services are intended to allow us to recover costs of providing these services. The transition services agreement will terminate no later than two years following the date of the spin-off subject to a minimum notice period equal to the shorter of 180 days or one-half of the original service period. Transitional services fees earned for the three and six months ended June 30, 2015 were approximately $1.6 million and $2.9 million, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net Income attributable to Common Stockholders — Basic and Diluted	$472,944	$406,587	$835,118	$748,235

Weighted Average Shares Outstanding — Basic and Diluted	310,498,911	310,743,242	310,798,814	310,683,240

            For the six months ended June 30, 2015, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance, or LTIP, units granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a dilutive effect for the three and six months ended June 30, 2015 and 2014. We accrue dividends when they are declared.

5. Investment in Unconsolidated Entities

  Real Estate Joint Ventures and Investments

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties. As discussed in Note 2, we held joint venture interests in 80 properties as of June 30, 2015.

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

            We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of June 30, 2015 and December 31, 2014, we had construction loans and other advances to related parties totaling $14.6 million and $14.9 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

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

            On April 13, 2015, we announced we had formed a joint venture with Sears Holdings, or Sears, whereby Sears contributed 10 of its properties located at our malls to the newly formed joint venture in exchange for a 50% noncontrolling interest in this joint venture. We contributed $114.0 million in cash in exchange for a 50% noncontrolling interest in this joint venture. Sears or its affiliates are leasing back each of the 10 properties from the joint venture. The joint venture has the right to recapture not less than 50% of the space leased to Sears to be used for purposes of redeveloping and releasing the recaptured space. We will provide development, leasing and management services to the joint venture. On July 7, 2015, we separately invested approximately $33.0 million in exchange for 1,125,760 common shares of Seritage Growth Properties, a public REIT recently formed by Sears, which now holds their previous interest in the newly formed joint venture.

            On April 23, 2015, we announced a partnership with Swire Properties Inc. and Whitman Family Development to jointly develop the approximately 500,000 square foot shopping center component of Brickell City Centre, a mixed-use development in downtown Miami. We own a 25% interest in the retail component of this project which is scheduled to open in September 2016. Our share of the estimated cost of this project including development fees is approximately $100.0 million.

            On July 22, 2015, we closed on our previously announced joint venture with Hudson's Bay Company, or HBC, whereby HBC contributed 42 properties and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling interest in the newly formed joint venture. We may contribute up to an additional $178.5 million in the newly formed joint venture. Upon the closing of the joint venture, we funded $1.0 million of our commitment. On June 15, 2015 HBC announced it is acquiring Galeria Holding, the parent company of Germany's leading department store, Kaufhof. This joint venture has agreed to purchase at least 40 Kaufhof properties from HBC. This transaction is expected to close in 2015.

  European Investments

            At June 30, 2015, we owned 63,924,148 shares, or approximately 20.3%, of Klépierre, which had a quoted market price of $44.29 per share. On July 29, 2014 Klépierre announced that it had entered into a conditional agreement to acquire Corio N.V., or Corio, pursuant to which Corio shareholders received 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015 the tender offer transaction closed and the merger was completed on March 31, 2015, reducing our ownership from 28.9% at December 31, 2014 to 18.3%. On May 11, 2015 we purchased 6,290,000 additional shares of Klépierre for $279.4 million bringing our ownership to 20.3%. All of the excess investment related to the purchase has been

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

allocated to investment property. Our share of net income, net of amortization of our excess investment, was $9.6 million and $135.9 million for the six months ended June 30, 2015 and 2014, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $740.3 million, $277.6 million and $96.9 million, respectively, for the six months ended June 30, 2015 and $654.8 million, $281.1 million and $1.2 billion, respectively, for the six months ended June 30, 2014. On April 16, 2014, Klépierre completed the disposal of a portfolio of 126 retail galleries located in France, Spain and Italy. Total gross consideration for the transaction, including transfer duties, was €1.98 billion (€1.65 billion Klépierre's group share). The net cash proceeds were used by Klépierre to reduce its overall indebtedness. In connection with this transaction, we recorded a gain of $133.9 million, net of the write-off of a portion of our excess investment, which is included in "Gain upon acquisition of controlling interests and sale or disposal of assets and interest in unconsolidated entities, net" in the accompanying consolidated statements of operations and comprehensive income.

            Our joint venture in Europe has interests in five outlet properties, one development project as well as a property management and development company. As of June 30, 2015 our legal percentage ownership interests in these entities range from 45% to 90%. The carrying amount of our investment in these joint ventures, including all related components of accumulated other comprehensive income (loss) as well as subsequent capital contributions for development, was $605.8 million and $677.1 million as of June 30, 2015 and December 31, 2014, respectively. In December 2014, Roermond Designer Outlet phases 2 and 3, in which we own a 90% interest, refinanced its $85.1 million mortgage maturing in 2017 with a $218.9 million mortgage that matures in 2021. The fixed interest rate was reduced from 5.12% to 1.86% as a result. Excess proceeds from the financing were distributed to the venture partners in January 2015.

            We also have a minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets throughout Europe and a direct minority ownership in three of those outlets. Our investment in these centers is accounted for under the cost method. At each of June 30, 2015 and December 31, 2014, the carrying value of these non-marketable investments was $115.4 million and is included in deferred costs and other assets.

            On March 19, 2015 we disposed of our interest in a joint venture which had held interests in rights to pre-development projects in Europe, for total proceeds of $19.0 million. We recognized a gain on the sale of $8.3 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income. The gain includes $0.8 million that was reclassified from accumulated other comprehensive income (loss).

  Asian Joint Ventures

            We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $229.8 million as of June 30, 2015 and December 31, 2014, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $110.4 million and $104.5 million as of June 30, 2015 and December 31, 2014, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our equity method investments and share of income from such investments, excluding Klépierre, follows. As discussed in Note 3, on May 28, 2014, we completed the spin-off of Washington Prime, which included ten unconsolidated properties. The net income of these ten properties is included in income from operations of discontinued joint venture interests in the accompanying summary financial information for the six months ended June 30, 2014.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

BALANCE SHEETS

	June 30, 2015	December 31, 2014
Assets:
Investment properties, at cost	$16,790,264	$16,087,282
Less — accumulated depreciation	5,611,016	5,457,899

	11,179,248	10,629,383
Cash and cash equivalents	885,430	993,178
Tenant receivables and accrued revenue, net	333,033	362,201
Investment in unconsolidated entities, at equity	—	11,386
Deferred costs and other assets	533,447	536,600

Total assets	$12,931,158	$12,532,748

Liabilities and Partners' Deficit:
Mortgages	$13,801,561	$13,272,557
Accounts payable, accrued expenses, intangibles, and deferred revenue	940,309	1,015,334
Other liabilities	386,277	493,718

Total liabilities	15,128,147	14,781,609
Preferred units	67,450	67,450
Partners' deficit	(2,264,439)	(2,316,311)

Total liabilities and partners' deficit	$12,931,158	$12,532,748

Our Share of:
Partners' deficit	$(820,782)	$(663,700)
Add: Excess Investment	1,830,093	1,875,337

Our net Investment in unconsolidated entities, at equity	$1,009,311	$1,211,637

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

STATEMENT OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Minimum rent	$443,485	$427,899	$877,266	$852,684
Overage rent	41,342	41,589	92,522	90,386
Tenant reimbursements	199,142	193,006	393,629	385,799
Other income	61,545	61,929	115,539	174,635

Total revenue	745,514	724,423	1,478,956	1,503,504
Operating Expenses:
Property operating	132,257	131,643	263,061	293,064
Depreciation and amortization	148,607	142,047	290,265	294,195
Real estate taxes	56,477	52,797	115,051	107,588
Repairs and maintenance	17,086	15,944	37,447	35,585
Advertising and promotion	17,388	17,113	34,090	35,923
Provision for credit losses	1,296	970	3,149	4,078
Other	38,924	44,554	83,351	97,483

Total operating expenses	412,035	405,068	826,414	867,916

Operating Income	333,479	319,355	652,542	635,588
Interest expense	(149,041)	(150,059)	(296,062)	(301,696)

Income from Continuing Operations	184,438	169,296	356,480	333,892
Income from operations of discontinued joint venture interests	—	2,094	—	5,079
Gain on sale or disposal of assets and interests in unconsolidated entities	35,779	—	35,779	—

Net Income	$220,217	$171,390	$392,259	$338,971

Third-Party Investors' Share of Net Income	$112,763	$88,217	$201,877	$177,530

Our Share of Net Income	107,454	83,173	190,382	161,441
Amortization of Excess Investment	(24,387)	(24,383)	(48,541)	(49,981)
Our Share of Loss from Unconsolidated Discontinued Operations	—	(307)	—	(652)
Our Share of Gain on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	(16,339)	—	(16,339)	—

Income from Unconsolidated Entities	$66,728	$58,483	$125,502	$110,808

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

6. Debt

  Unsecured Debt

            At June 30, 2015, our unsecured debt consisted of $13.0 billion of senior unsecured notes of the Operating Partnership, net of discounts, $1.4 billion outstanding under the Operating Partnership's $4.0 billion unsecured revolving credit facility, or Credit Facility, $240.0 million outstanding under an unsecured term loan, and $803.0 million outstanding under the Operating Partnership's global unsecured commercial paper note program, or the Commercial Paper program. The June 30, 2015 balance on the Credit Facility included $1.0 billion (U.S. dollar equivalent) of Euro-denominated borrowings and $181.5 million (U.S. dollar equivalent) of Yen-denominated borrowings. At June 30, 2015 the outstanding amount under the Commercial Paper program was $803.0 million, of which $193.0 million was related to U.S. dollar equivalent of Euro-denominated notes. Foreign currency denominated borrowings under both the Credit Facility and Commercial Paper program are designated as net investment hedges of a portion of our international investments.

            On June 30, 2015, we had an aggregate available borrowing capacity of $4.5 billion under the Credit Facility and the Operating Partnership's $2.75 billion supplemental unsecured revolving credit facility, or Supplemental Facility. The maximum aggregate outstanding balance under the two credit facilities during the six months ended June 30, 2015 was $1.8 billion and the weighted average outstanding balance was $1.2 billion. Letters of credit of $37.2 million were outstanding under the two credit facilities as of June 30, 2015.

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

            On March 2, 2015, the Operating Partnership increased the maximum aggregate program size of its Commercial Paper program from $500.0 million to $1.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness. Our Commercial Paper program is supported by our Credit Facility and Supplemental Facility and if necessary or appropriate, we may make one or more draws under either the Credit Facility or Supplemental Facility to pay amounts outstanding from time to time on the Commercial Paper program. At June 30, 2015, we had $803.0 million outstanding under the Commercial Paper program, comprised of $610.0 million outstanding in U.S. dollar denominated notes and $193.0 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.22% and 0.05%, respectively. The borrowings mature on various dates from July 1, 2015 to September 25, 2015.

            During the six months ended June 30, 2015, we used cash on hand to repay at maturity $326.8 million of senior unsecured notes with a fixed rate of 5.10%.

  Mortgage Debt

            Total mortgage indebtedness was $6.6 billion and $6.2 billion at June 30, 2015 and December 31, 2014, respectively.

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

  Covenants

            Our unsecured debt agreements contain financial and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2015, we were in compliance with all covenants of our unsecured debt.

            At June 30, 2015, we or our subsidiaries are the borrowers under 40 non-recourse mortgage notes secured by mortgages on 54 properties, including five separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 21 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2015, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness was $19.0 billion as of June 30, 2015 and December 31, 2014. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
Fair value of fixed-rate mortgages and unsecured indebtedness	$20,135	$20,558
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	2.77%	3.02%

7. Equity

            During the six months ended June 30, 2015, we issued 486,702 shares of common stock to eight limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.

            On April 2, 2015, our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock over the next twenty-four months as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. During the second quarter of 2015, we repurchased 1,903,340 shares at an average price of $180.19 per share as part of this program.

            On May 14, 2015, the Operating Partnership redeemed 944,359 units from a limited partner for $162.7 million.

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

            We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $12.4 million and $13.6 million for the six months ended June 30, 2015 and 2014, respectively.

  Restricted Stock.

            The Compensation Committee awarded 1,989 and 58,083 shares of restricted stock to employees on February 26, 2015 and April 1, 2015, respectively, under the Plan, at a fair market value of $187.14 per share and $197.99 per share, respectively. On May 14, 2015, our non-employee Directors were awarded an aggregate of 3,323 shares of restricted stock under the Plan at a fair market value of $184.76 per share. The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. The grant date fair value of the Director restricted stock awards is being recognized as expense over the one-year vesting service period.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

            We recorded compensation expense, net of capitalization, related to restricted stock of approximately $4.2 million and $7.4 million for the six months ended June 30, 2015 and 2014, respectively.

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

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2015	$44,062	$31	$(61,041)	$9,422,237	$(4,208,183)	$(103,929)	$858,328	$5,951,505
Exchange of limited partner units for common shares				7,905			(7,905)	—
Redemption of limited partner units				(147,841)			(14,843)	(162,684)
Treasury stock purchase						(343,007)		(343,007)
LTIP units							23,640	23,640
Purchase and disposition of noncontrolling interests, net and other	(164)			(6,263)	(78)	9,185	598	3,278
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				81,529			(81,529)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(902,815)		(151,318)	(1,054,133)
Distributions to other noncontrolling interest partners							(2,080)	(2,080)
Comprehensive income, excluding $958 attributable to preferred interests in the Operating Partnership			(185,534)		836,787		111,377	762,630

June 30, 2015	$43,898	$31	$(246,575)	$9,357,567	$(4,274,289)	$(437,751)	$736,268	$5,179,149

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

            In May 2010, Opry Mills sustained significant flood damage. Insurance proceeds of $50 million have been funded by the insurers and remediation work has been completed. The property was re-opened March 29, 2012. The excess insurance carriers (those providing coverage above $50 million) denied the claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. In the first quarter of 2015, summary judgment was granted in our favor, concluding that up to $150 million of additional coverage is available under our excess insurance policy for this claim. In July 2015, trial on the damages portion of our claim began. We and our lenders are continuing our efforts through pending litigation to recover our losses, including consequential damages, under the excess insurance policies for Opry Mills and we believe recovery is probable, but no assurances can be made that our efforts to recover these funds will be successful.

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of June 30, 2015 and December 31, 2014, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $319.9 million and $223.5 million, respectively (of which we have a right of recovery from our joint venture partners of $96.7 million and $78.7 million, respectively). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

9. Real Estate Acquisitions and Dispositions

            During the second quarter of 2015, we disposed of our interests in two unconsolidated retail properties. The aggregate gain recognized on these transactions was approximately $16.3 million.

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

            On April 10, 2014, through a European joint venture, we acquired an additional 22.5% noncontrolling interest in Ashford Designer Outlet, increasing our percentage ownership to 45%.

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

            Unless otherwise noted, gains and losses on the above transactions are included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense acquisition, potential acquisition and disposition related costs as they are incurred. We incurred $4.4 million in transaction costs during the first six months of 2015 in connection with the acquisitions of Jersey Gardens and University Park Village, which are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. We also incurred $38.2 million in transaction costs during the first six months of 2014 related to the spin-off of Washington Prime. Other than these transaction costs, we incurred a minimal amount of transaction expenses during the six months ended June 30, 2015 and 2014.

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2015, we owned or held an interest in 207 income-producing properties in the United States, which consisted of 110 malls, 68 Premium Outlets, 14 Mills, three community centers, and 12 other retail properties in 37 states and Puerto Rico. We have four Premium Outlets and two malls under development and have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at 28 properties. Internationally, as of June 30, 2015, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of June 30, 2015, we had a noncontrolling ownership interest in a joint venture that holds five outlet properties in Europe. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of June 30, 2015, we owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

  Results Overview

            Diluted earnings per common share increased $0.28 during the first six months of 2015 to $2.69 from $2.41 for the same period last year. The increase in diluted earnings per share was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2015 and the impact of our acquisition and expansion activity,

  •
  decreased interest expense in 2015 as further discussed below,

  •
  a 2015 gain of $80.2 million, or $0.22 per diluted share, from the sale of marketable securities, and

  •
  a 2015 non-cash gain of $16.3 million, or $0.05 per diluted share, due to the disposition of our interests in two unconsolidated entities,

  •
  partially offset by the loss of $29.3 million ($67.5 million from operations net of $38.2 million of transaction expenses), or $0.08 per diluted share ($0.18 from operations net of $0.10 of transaction expenses), from the spin-off of WP Glimcher Inc. (formerly known as Washington Prime Group Inc.), or Washington Prime, and

  •
  a 2014 gain on acquisitions and disposals primarily related to Klépierre's sale of a portfolio of 126 retail galleries of which our share was $136.5 million, or $0.38 per diluted share.

            Core business fundamentals during the first six months of 2015 improved compared to the first six months of 2014, primarily driven by higher tenant sales and strong leasing activity. Our share of portfolio NOI grew by 7.9% for the six month period in 2015 over the prior year period. Comparable property NOI also grew 3.5% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased 2.0% from $608 psf at June 30, 2014 to $620 psf at June 30, 2015, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 4.9% to $48.07 psf as of June 30, 2015, from $45.83 psf as of June 30, 2014. Releasing spreads remained positive in our U.S. Malls and Premium Outlets, as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $10.87 psf ($69.90 openings compared to $59.03 closings) as of June 30, 2015, representing an 18.4% increase over expiring payments. Ending occupancy for our U.S. Malls and Premium Outlets was 96.1% as of June 30, 2015, as compared to 96.5% as of June 30, 2014, a decrease of 40 basis points primarily as a result of tenant bankruptcy activity announced in the first quarter of 2015.

            Our effective overall borrowing rate at June 30, 2015 on our consolidated indebtedness decreased 41 basis points to 4.17% as compared to 4.58% at June 30, 2014. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 18 basis points (4.70% at June 30, 2015 as compared to 4.88% at June 30, 2014) combined with a decrease in the effective overall borrowing rate on variable rate debt of 13 basis points (0.95% at June 30, 2015 as compared to 1.08% at June 30, 2014). At June 30, 2015, the weighted average years to maturity of our consolidated indebtedness was 5.6 years as compared to 6.2 years at December 31, 2014. Our financing activities for the six months ended June 30, 2015, included:

  •
  Acquiring two properties — Jersey Gardens in Elizabeth, New Jersey (renamed "The Mills at Jersey Gardens") and University Park Village in Fort Worth, Texas, subject to existing fixed-rate mortgage loans of $350.0 million and $55.0 million, respectively, which mature on November 1, 2020 and May 1, 2028 and bear interest at 3.83% and 3.85%, respectively.

  •
  Borrowing $200.0 million, net on our $4.0 billion unsecured revolving credit facility, or Credit Facility.

  •
  Increasing our Euro denominated borrowings by $660.0 million (U.S. dollar equivalent) on the multi-currency tranche of the Credit Facility.

  •
  Increasing our borrowings under our global unsecured commercial paper note program, or the Commercial Paper program, by $410.0 million through the issuance of U.S. dollar denominated notes.

  •
  Repaying at maturity $326.8 million of senior unsecured notes with a fixed rate of 5.1%.

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

	June 30, 2015	June 30, 2014	%/Basis Points Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.4%	96.9%	–50 bps
Unconsolidated	95.3%	95.5%	–20 bps
Total Portfolio	96.1%	96.5%	–40 bps
Average Base Minimum Rent per Square Foot
Consolidated	$46.40	$44.46	4.4%
Unconsolidated	$53.08	$49.66	6.9%
Total Portfolio	$48.07	$45.83	4.9%
Total Sales per Square Foot
Consolidated	$608	$596	2.0%
Unconsolidated	$662	$650	1.7%
Total Portfolio	$620	$608	2.0%
The Mills:
Ending Occupancy	98.2%	98.0%	+20 bps
Average Base Minimum Rent per Square Foot	$26.53	$24.78	7.1%
Total Sales per Square Foot	$571	$529	7.9%

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

  Current Leasing Activities

            During the six months ended June 30, 2015, we signed 418 new leases and 702 renewal leases (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing and relocation) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 3.4 million square feet of which 2.6 million square feet related to consolidated properties. During the comparable period in 2014, we signed 402 new leases and 939 renewal leases with a fixed minimum rent, comprising approximately 4.2 million square feet of which 3.0 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $53.44 per square foot in 2015 and $56.14 per square foot in 2014 with an average tenant allowance on new leases of $41.66 per square foot and $36.79 per square foot, respectively.

  International Property Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	June 30, 2015	June, 30 2014	%/Basis Points Change
Ending Occupancy	99.8%	99.5%	+30 bps
Total Sales per Square Foot	¥99,582	¥91,869	8.40%
Average Base Minimum Rent per Square Foot	¥4,967	¥4,913	1.10%

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

            In addition to the activities discussed above and in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  During the six months ended June 30, 2015, we disposed of our interests in two retail properties.

  •
  During the second quarter of 2015, we formed a joint venture with Sears Holdings, or Sears, whereby we have a 50% noncontrolling interest in a joint venture in which Sears contributed 10 of its properties located at our malls.

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

  •
  On April 10, 2014, through a European joint venture, we acquired an additional 22.5% noncontrolling interest in Ashford Designer Outlet, increasing our ownership interest in this property to 45%.

  •
  On January 10, 2014, as discussed above, we acquired one of our partner's redeemable interests in a portfolio of ten properties, seven of which were consolidated and three were unconsolidated prior to the transaction. The three unconsolidated properties remained unconsolidated following the transaction.

            For the purposes of the following comparison between the three and six months ended June 30, 2015 and 2014, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both of the periods under comparison.

  Three months ended June 30, 2015 vs. Three months ended June 30, 2014

            Minimum rents increased $39.7 million during 2015, of which the property transactions accounted for $10.4 million of the increase. Comparable rents increased $29.3 million, or 4.2%, primarily attributable to an increase in base minimum rents.

            Tenant reimbursements increased $22.1 million, due to a $6.0 million increase attributable to the property transactions and a $16.1 million, or 5.0%, increase in the comparable properties primarily due to annual fixed contractual increases related to common area maintenance and real estate tax recoveries.

            Total other income increased $101.7 million, principally as a result of the following:

  •
  an $80.2 million gain on the sale of marketable securities,

  •
  a $12.1 million increase in lease settlement income,

  •
  a $5.4 million increase attributable to dividend income, and

  •
  $4.0 million of net other activity.

            Property operating expense increased $7.2 million, due to a $2.7 million increase related to the property transactions, and a $4.5 million increase in comparable property activity as a result of inflationary cost increases.

            Real estate taxes increased $7.1 million, of which the property transactions accounted for $1.9 million, with the remaining increase primarily caused by higher tax estimates in 2015.

            Home and regional office costs decreased $5.6 million primarily related to higher personnel costs, including one-time items related to the spin-off of Washington Prime during 2014.

            Other expenses increased $4.9 million primarily due to an increase in legal costs and professional fees, partially offset by a favorable net foreign currency revaluation impact on foreign currency denominated assets and liabilities.

            Interest expense decreased $24.0 million primarily due to the net impact of our financing activities during 2014 and 2015 and the reduction in our effective overall borrowing rate as previously discussed.

            Income and other taxes decreased $3.2 million primarily due to taxes related to certain of our international investments and a decrease in state income taxes.

            Income from unconsolidated entities increased $14.4 million primarily due to favorable results of operations and financing activity of joint venture properties.

            During the second quarter of 2015, we disposed of our interests in two unconsolidated retail properties resulting in a gain of $16.3 million. During the quarter ended June 30, 2014, we recorded a gain of $133.9 million related to Klépierre's sale of a portfolio of 126 properties.

            Discontinued operations increased $12.1 million due to the second quarter of 2014 including approximately two months of our ownership of the Washington Prime properties, whereas 2015 did not include any ownership of those properties. Results for 2014 include $38.2 million in transaction costs related to the Washington Prime spin-off.

            Net income attributable to noncontrolling interests increased $10.7 million due to an increase in the net income of the Operating Partnership.

Six months ended June 30, 2015 vs. Six months ended June 30, 2014

            Minimum rents increased $70.8 million during 2015, of which the property transactions accounted for $21.6 million of the increase. Comparable rents increased $49.2 million, or 3.5%, primarily attributable to an increase in base minimum rents.

            Tenant reimbursements increased $36.8 million, due to a $12.9 million increase attributable to the property transactions and a $23.9 million, or 3.8%, increase in the comparable properties primarily due to annual fixed contractual increases related to common area maintenance and real estate tax recoveries.

            Total other income increased $103.3 million, principally as a result of the following:

  •
  an $80.2 million gain on the sale of marketable securities in the second quarter of 2015,

  •
  an $8.3 million gain on the sale of our interests in certain pre-development projects in Europe,

  •
  a $10.8 million increase attributable to dividend income,

  •
  a $5.0 million increase in lease settlement income, and

  •
  $6.8 million of net other activity,

  •
  partially offset by a $7.8 million decrease in land sale activity.

            Property operating expense increased $12.0 million, due to a $5.3 million increase related to the property transactions, and a $6.7 million increase in comparable property activity as a result of inflationary cost increases.

            Real estate taxes increased $19.7 million, of which the property transactions accounted for $5.2 million, with the remaining increase primarily caused by higher tax estimates in 2015.

            Home and regional office costs decreased $5.0 million primarily related to higher personnel costs, including one-time items related to the spin-off of Washington Prime during 2014.

            Other expenses increased $4.7 million primarily due to an increase in legal costs and professional fees and costs associated with our first quarter acquisition activity in 2015, partially offset by a favorable net foreign currency revaluation impact on foreign currency denominated assets and liabilities.

            Interest expense decreased $46.0 million primarily due to the net impact of our financing activities during 2014 and 2015 and the reduction in our effective overall borrowing rate as previously discussed.

            Income and other taxes decreased $3.7 million primarily due to taxes related to certain of our international investments.

            Income from unconsolidated entities increased $22.2 million primarily due to favorable results of operations and financing activity of joint venture properties.

            During the six months ended June 30, 2015, we disposed of our interests in two unconsolidated retail properties resulting in a gain of $16.3 million. During the six months ended June 30, 2014, we recorded a $133.9 million gain related to Klépierre's sale of a portfolio of 126 properties. Additionally, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner. The property was previously accounted for under the equity method and we recognized a non-cash gain upon consolidation of this property of $2.7 million. The aggregate gain recognized on these transactions was $136.5 million.

            Discontinued operations decreased $29.3 million due to the first six months of 2014 including approximately five months of our ownership of the Washington Prime properties, whereas 2015 did not include any ownership of those properties. Results for 2014 include $38.2 million in transaction costs related to the Washington Prime spin-off.

            Net income attributable to noncontrolling interests increased $14.6 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

            Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt currently comprises only 14.0% of our total consolidated debt at June 30, 2015. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.1 billion during the six months ended June 30, 2015. In addition, the Credit Facility, Supplemental Facility, and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these credit facilities may be increased as discussed further below.

            Our balance of cash and cash equivalents decreased $46.6 million during the first six months of 2015 to $565.7 million as of June 30, 2015 as further discussed in "Cash Flows" below.

            On June 30, 2015, we had an aggregate available borrowing capacity of $4.5 billion under the Credit Facility and Supplemental Facility, net of outstanding borrowings of $1.4 billion and letters of credit of $37.2 million. For the six months ended June 30, 2015, the maximum aggregate amount outstanding under the two credit facilities was $1.8 billion and the weighted average amount outstanding was $1.2 billion. The weighted average interest rate was 0.81% for the six months ended June 30, 2015. Further, on October 6, 2014, the Operating Partnership entered into the global Commercial Paper program and on March 2, 2015, increased the maximum aggregate program size from $500.0 million to $1.0 billion as further discussed below.

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

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2015 totaled $2.1 billion. In addition, we had net proceeds from our debt financing and repayment activities of $891.6 million in 2015. These activities are further discussed below under "Financing and Debt." During the first six months of 2015, we or the Operating Partnership also:

  •
  funded the acquisition of two properties, acquired the land and existing structure anchored to one of our wholly owned properties, funded an additional equity stake in Klépierre, funded the acquisition of our joint venture interest of ten assets that are adjacent to our existing properties, and funded our portion of a joint venture development project, the aggregate cash portion of which was $1.2 billion,

  •
  paid stockholder dividends and unitholder distributions totaling $1.1 billion,

  •
  funded consolidated capital expenditures of $489.0 million (includes development and other costs of $70.9 million, redevelopment and expansion costs of $337.0 million, and tenant costs and other operational capital expenditures of $81.1 million),

  •
  funded investments in unconsolidated entities of $153.7 million, and

  •
  funded the repurchase of our common stock and the purchase of limited partner units of $505.7 million, and

  •
  received proceeds on the sale of marketable securities of $454.0 million.

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

Financing and Debt

  Unsecured Debt

            At June 30, 2015, our unsecured debt consisted of $13.0 billion of senior unsecured notes of the Operating Partnership, net of discounts, $1.4 billion outstanding under the Credit Facility, $240.0 million outstanding under an unsecured term loan, and $803.0 million outstanding under the Commercial Paper program. The June 30, 2015 balance on the Credit Facility included $1.0 billion (U.S. dollar equivalent) of Euro-denominated borrowings and $181.5 million (U.S. dollar equivalent) of Yen-denominated borrowings. At June 30, 2015 the outstanding amount under the Commercial Paper program was $803.0 million, of which $193.0 million was related to U.S. dollar equivalent of Euro-denominated notes. Foreign currency denominated borrowings under both the Credit Facility and Commercial Paper program are designated as net investment hedges of a portion of our international investments.

            On June 30, 2015, we had an aggregate available borrowing capacity of $4.5 billion under the Credit Facility and the Supplemental Facility. The maximum aggregate outstanding balance of the credit facilities during the six months ended June 30, 2015 was $1.8 billion and the weighted average outstanding balance was $1.2 billion. Letters of credit of $37.2 million were outstanding under the two credit facilities as of June 30, 2015.

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

            On March 2, 2015, the Operating Partnership increased the maximum aggregate program size of its Commercial Paper program from $500.0 million to $1.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness. Our Commercial Paper program is supported by our Credit Facility and Supplemental Facility and if necessary or appropriate, we may make one or more draws under either the Credit Facility or Supplemental Facility to pay amounts outstanding from time to time on the Commercial Paper program. At June 30, 2015, we had $803.0 million outstanding under the Commercial Paper program, comprised of $610.0 million outstanding in U.S. dollar denominated notes and $193.0 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.22% and 0.05%, respectively. The borrowings mature on various dates from July 1, 2015 to September 25, 2015.

            During the six months ended June 30, 2015, we used cash on hand to repay at maturity $326.8 million of senior unsecured notes with a fixed rate of 5.10%.

  Mortgage Debt

            Total mortgage indebtedness was $6.6 billion and $6.2 billion at June 30, 2015 and December 31, 2014, respectively.

            On January 15, 2015 we acquired two properties — Jersey Gardens in Elizabeth, New Jersey (renamed "The Mills at Jersey Gardens") and University Park Village in Fort Worth, Texas, subject to existing fixed-rate mortgage loans of $350.0 million and $55.0 million, respectively. The loans mature on November 1, 2020 and May 1, 2028 and bear interest at 3.83% and 3.85%, respectively.

  Covenants

            Our unsecured debt agreements contain financial and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2015, we were in compliance with all covenants of our unsecured debt.

            At June 30, 2015, we or our subsidiaries are the borrowers under 40 non-recourse mortgage notes secured by mortgages on 54 properties, including five separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 21 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2015, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2015 and December 31, 2014, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of June 30, 2015	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2014	Effective Weighted Average Interest Rate
Fixed Rate	$18,990,473	4.70%	$19,015,271	4.72%
Variable Rate	3,080,304	0.95%	1,837,722	1.16%

	$22,070,777	4.17%	$20,852,993	4.41%

  Contractual Obligations

            There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2014 Annual Report on Form 10-K.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2015, for the remainder of 2015 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities including applicable exercise of available extension options:

	2015	2016 - 2017	2018 - 2019	After 2019	Total
Long Term Debt (1)	$1,209,192	$5,926,476	$4,801,403	$10,115,282	$22,052,353
Interest Payments (2)	460,847	1,475,158	1,014,747	2,489,715	5,440,467

(1)
Represents principal maturities only and therefore, excludes net premiums of $18,424.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2015.

  Off-Balance Sheet Arrangements

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2015, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $319.9 million (of which we have a right of recovery from our joint venture partners of $96.7 million). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

            On April 10, 2014, through a European joint venture, we acquired an additional 22.5% noncontrolling interest in Ashford Designer Outlet, increasing our ownership interest in this property to 45%.

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

            During the first six months of 2015, we disposed of our interests in two unconsolidated retail properties. The aggregate gain recognized on these transactions was approximately $16.3 million.

Joint Venture Formation Activity

            On April 13, 2015, we announced we had formed a joint venture with Sears, whereby Sears contributed 10 of its properties located at our malls to the newly formed joint venture in exchange for a 50% noncontrolling interest in this joint venture. We contributed $114.0 million in cash in exchange for a 50% noncontrolling interest in this joint venture. Sears or its affiliates are leasing back each of the 10 properties from the joint venture. The joint venture has the right to recapture not less than 50% of the space leased to Sears to be used for purposes of redeveloping and releasing the recaptured space. We will provide development, leasing and management services to the joint venture. On July 7, 2015, we separately invested approximately $33.0 million in exchange for 1,125,760 common shares of Seritage Growth Properties, a public REIT recently formed by Sears, which now holds their previous interest in the newly formed joint venture.

            On July 22, 2015, we closed on our previously announced joint venture with Hudson's Bay Company, or HBC, whereby HBC contributed 42 properties and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling interest in the newly formed joint venture. We may contribute up to an additional $178.5 million in the newly formed joint venture. Upon the closing of the joint venture, we funded $1.0 million of our commitment. On June 15, 2015 HBC announced it is acquiring Galeria Holding, the parent company of Germany's leading department store, Kaufhof. This joint venture has agreed to purchase at least 40 Kaufhof properties from HBC. This transaction is expected to close in 2015.

Development Activity

            New Domestic Developments, Redevelopments and Expansions.    During 2015, construction began on the following new Premium Outlet and new mall:

  •
  A 355,000 square foot upscale outlet center located in Columbus, Ohio which is scheduled to open in June 2016. We own a 50% noncontrolling interest in this project. Our estimated share of the cost of this project is $47.5 million.

  •
  The Shops at Clearfork, a 590,000 square foot project located in Fort Worth, Texas, which is scheduled to open in February 2017. We own a 45% noncontrolling interest in this project. Our estimated share of the cost of this project is $108.1 million.

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

            On April 23, 2015, we announced a partnership with Swire Properties Inc. and Whitman Family Development to jointly develop the approximately 500,000 square foot shopping center component of Brickell City Centre, a mixed-use development in downtown Miami. We own a 25% interest in the retail component of this project which is scheduled to open in September 2016. Our share of the estimated cost of this project is approximately $100.0 million.

            We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, are underway at 28 properties.

            Our share of the costs of all development and redevelopment projects currently under construction is approximately $2.3 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 8-12% for all of our new development, expansion and redevelopment projects.

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

            The following table describes these new development and expansion projects as well as our share of the estimated total cost as of June 30, 2015 (in millions):

Property	Location	Gross Leasable Area (sqft)	Our Ownership Percentage	Our Share of Projected Net Cost (in Local Currency)	Our Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Vancouver Designer Outlets	Vancouver (British Columbia), Canada	242,000	45%	CAD 70.2	$56.5	Opened Jul. - 2015
Expansions:
Yeoju Premium Outlets Phase 2	Gyeonggi Province, South Korea	265,400	50%	KRW 79,361	$71.8	Opened Feb. - 2015
Shisui Premium Outlets Phase 2	Shisui (Chiba), Japan	130,000	40%	JPY 2,895	$24.1	Opened Apr - 2015

Dividends and Stock Repurchase Program

            We paid a common stock dividend of $1.50 per share in the second quarter of 2015. Our Board of Directors declared a cash dividend for the third quarter of 2015 of $1.55 per share of common stock payable on August 31, 2015 to stockholders of record on August 17, 2015. We must pay a minimum amount of dividends to maintain our status as a REIT. Our future dividends and future distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain our status as a REIT.

            On April 2, 2015, our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock over the next twenty-four months as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. During the second quarter of 2015, we repurchased 1,903,340 shares at an average price of $180.19 per share as part of this program.

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

            The following schedule reconciles total FFO to consolidated net income and diluted net income per share to diluted FFO per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Funds from Operations	$955,356	$783,833	$1,786,087	$1,649,166

Change in FFO from prior period	21.9%	2.3%	8.3%	9.3%

Consolidated Net Income	$554,526	$477,468	$980,035	$878,571
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	291,853	314,500	576,080	637,104
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	128,184	128,461	252,068	275,718
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(16,339)	(133,870)	(16,339)	(136,767)
Net income attributable to noncontrolling interest holders in properties	(609)	(447)	(1,298)	(970)
Noncontrolling interests portion of depreciation and amortization	(946)	(966)	(1,833)	(1,864)
Preferred distributions and dividends	(1,313)	(1,313)	(2,626)	(2,626)

FFO of the Operating Partnership (A) (B)	955,356	783,833	1,786,087	1,649,166
FFO allocable to limited partners	137,682	114,003	257,987	238,881

Dilutive FFO allocable to common stockholders (A) (B)	$817,674	$669,830	$1,528,100	$1,410,285

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.52	$1.31	$2.69	$2.41
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, net of noncontrolling interests portion of depreciation and amortization	1.16	1.22	2.28	2.51
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(0.05)	(0.37)	(0.05)	(0.38)

Diluted FFO per share (A) (B)	$2.63	$2.16	$4.92	$4.54

Basic and Diluted weighted average shares outstanding	310,499	310,743	310,799	310,683
Weighted average limited partnership units outstanding	52,263	52,861	52,472	52,625

Basic and Diluted weighted average shares and units outstanding	362,762	363,604	363,271	363,308

(A)
Includes FFO of the Operating Partnership related to the Washington Prime properties, net of transaction expenses, of $19.7 million for the three months ended June 30, 2014 and $108.0 million for the six months ended June 30, 2014. Includes Diluted FFO per share related to Washington Prime properties, net of transaction expenses, of $0.05 for the three months ended June 30, 2014 and $0.30 for the six months ended June 30, 2014. Includes Diluted FFO allocable to common stockholders of $16.8 million and $92.4 million for the three and six months ended June 30, 2014, respectively, related to the Washington Prime properties, net of transaction expenses.

(B)
Includes FFO of the Operating Partnership related to a gain on sale of marketable securities of $80.2 million, or $0.22 per diluted share, for the three and six months ended June 30, 2015. Includes Diluted FFO allocable to common stockholders of $68.6 million for both the three and six months ended June 30, 2015.

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$554,526	$477,468	$980,035	$878,571
Discontinued operations	—	(26,022)	—	(67,524)
Discontinued operations transaction expenses	—	38,163	—	38,163
Income and other taxes	3,420	6,626	9,781	13,489
Interest expense	230,974	254,930	463,147	509,164
Income from unconsolidated entities	(70,196)	(55,764)	(135,068)	(112,842)
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(16,339)	(133,870)	(16,339)	(136,525)

Operating Income	702,385	561,531	1,301,556	1,122,496
Depreciation and amortization	295,778	287,214	583,883	567,708

NOI of consolidated properties	$998,163	$848,745	$1,885,439	$1,690,204

Reconciliation of NOI of unconsolidated entities:
Net Income	$220,217	$171,390	$392,259	$338,971
Interest expense	149,041	150,059	296,062	301,696
Gain on sale or disposal of assets and interests in unconsolidated entities	(35,779)	—	(35,779)	—
Income from operations of discontinued joint venture interests	—	(2,094)	—	(5,079)

Operating Income	333,479	319,355	652,542	635,588
Depreciation and amortization	148,607	142,047	290,265	294,195

NOI of unconsolidated entities	$482,086	$461,402	$942,807	$929,783

Total consolidated and unconsolidated NOI from continuing operations	$1,480,249	$1,310,147	$2,828,246	$2,619,987

Change in total NOI from continuing operations from prior period	13.0%		7.9%
Adjustments to NOI:
NOI of discontinued consolidated properties	—	68,953	—	169,828
NOI of discontinued unconsolidated properties	—	6,969	—	17,445

Total NOI of our portfolio	$1,480,249	$1,386,069	$2,828,246	$2,807,260

Change in NOI from prior period	6.8%	5.9%	0.7%	7.5%
Add: Our share of NOI from Klépierre	43,364	53,189	86,661	120,065
Less: Joint venture partners' share of NOI from continuing operations	249,945	237,443	491,268	477,666
Less: Joint venture partners' share of NOI from discontinued operations	—	5,139	—	12,998

Our share of NOI	$1,273,668	$1,196,676	$2,423,639	$2,436,661

Change in our share of NOI from prior period	6.4%	3.8%	–0.5%	6.5%
Total NOI of our portfolio	$1,480,249	$1,386,069	$2,828,246	$2,807,260
NOI from non comparable properties (1)	300,933	247,346	502,186	560,486

Total NOI of comparable properties (2)	$1,179,316	$1,138,723	$2,326,060	$2,246,774

Increase in NOI of U.S. Malls, Premium Outlets, and The Mills that are comparable properties	3.6%		3.5%

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

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            During the quarter ended June 30, 2015, we issued 3,548 shares of common stock to three limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership, as follows:

  •
  3,448 shares on April 3, 2015, and

  •
  100 shares on April 20, 2015.

            In each case, the issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

  Issuer Purchases of Equity Securities

            The following table summarizes repurchases of common stock settled during the three month period ended June 30, 2015:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate value of shares that may yet be purchased under programs (2)
April 1, 2015 - April 30, 2015	14,741	(1)	$195.64	—	$2,000,000,000
May 1, 2015 - May 31, 2015	1,162,009		$182.45	1,162,009	$1,787,994,833
June 1, 2015 - June 30, 2015	741,331		$176.71	741,331	$1,656,993,026

	1,918,081		$180.33	1,903,340

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
Date: August 5, 2015