Form 10-Q
period 2015-09-30
SIMON PROPERTY GROUP INC /DE/
filed 2015-11-04
CIK 1063761

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

          As of September 30, 2015, Simon Property Group, Inc. had 309,410,080 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding.

Simon Property Group, Inc. and Subsidiaries
Form 10-Q

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS:
Investment properties at cost	$33,208,645	$31,318,532
Less — accumulated depreciation	9,664,911	8,950,747

	23,543,734	22,367,785
Cash and cash equivalents	856,861	612,282
Tenant receivables and accrued revenue, net	564,344	580,197
Investment in unconsolidated entities, at equity	2,480,603	2,378,800
Investment in Klepierre, at equity	1,801,587	1,786,477
Deferred costs and other assets	1,394,174	1,806,789

Total assets	$30,641,303	$29,532,330

LIABILITIES:
Mortgages and unsecured indebtedness	$22,629,054	$20,852,993
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,307,707	1,259,681
Cash distributions and losses in partnerships and joint ventures, at equity	1,364,943	1,167,163
Other liabilities	193,683	275,451

Total liabilities	25,495,387	23,555,288

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership	25,537	25,537
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	43,815	44,062
Common stock, $0.0001 par value, 511,990,000 shares authorized, 314,804,425 and 314,320,664 issued and outstanding, respectively	31	31
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,370,114	9,422,237
Accumulated deficit	(4,336,116)	(4,208,183)
Accumulated other comprehensive loss	(248,369)	(61,041)
Common stock held in treasury at cost, 5,394,345 and 3,540,754 shares, respectively	(437,134)	(103,929)

Total stockholders' equity	4,392,341	5,093,177
Noncontrolling interests	728,038	858,328

Total equity	5,120,379	5,951,505

Total liabilities and equity	$30,641,303	$29,532,330

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Minimum rent	$788,368	$740,214	$2,309,951	$2,190,983
Overage rent	47,433	52,502	123,419	123,336
Tenant reimbursements	373,223	350,595	1,077,702	1,018,316
Management fees and other revenues	38,568	36,396	113,674	101,145
Other income	72,545	54,987	260,736	139,918

Total revenue	1,320,137	1,234,694	3,885,482	3,573,698

EXPENSES:
Property operating	115,820	106,742	315,418	294,318
Depreciation and amortization	289,360	281,661	873,243	849,369
Real estate taxes	114,145	97,359	327,519	291,058
Repairs and maintenance	21,189	21,416	73,599	72,838
Advertising and promotion	38,756	38,359	98,727	99,128
(Recovery of) provision for credit losses	(361)	1,769	6,172	8,635
Home and regional office costs	37,204	40,753	112,454	120,999
General and administrative	14,838	14,388	45,182	44,842
Other	31,599	24,690	74,025	62,457

Total operating expenses	662,550	627,137	1,926,339	1,843,644

OPERATING INCOME	657,587	607,557	1,959,143	1,730,054
Interest expense	(229,654)	(249,780)	(692,801)	(758,945)
Loss on extinguishment of debt	—	(127,573)	—	(127,573)
Income and other taxes	(3,658)	(6,589)	(13,440)	(20,078)
Income from unconsolidated entities	68,221	55,631	203,289	168,473
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	17,717	16,339	154,242

Consolidated income from continuing operations	492,496	296,963	1,472,530	1,146,173
Discontinued operations and gain on disposal	—	—	—	67,524
Discontinued operations transaction expenses	—	—	—	(38,163)

CONSOLIDATED NET INCOME	492,496	296,963	1,472,530	1,175,534
Net income attributable to noncontrolling interests	71,653	44,161	214,901	172,828
Preferred dividends	834	834	2,503	2,503

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$420,009	$251,968	$1,255,126	$1,000,203

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$1.36	$0.81	$4.04	$3.14
Discontinued operations	—	—	—	0.08

Net income attributable to common stockholders	$1.36	$0.81	$4.04	$3.22

Consolidated Net Income	$492,496	$296,963	$1,472,530	$1,175,534
Unrealized (loss) gain on derivative hedge agreements	(6,884)	5,354	12,455	(2,187)
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	2,819	2,673	(72,090)	7,947
Currency translation adjustments	(6,033)	(74,029)	(144,826)	(56,250)
Changes in available-for-sale securities and other	8,004	(8,487)	(14,080)	(7,806)

Comprehensive income	490,402	222,474	1,253,989	1,117,238
Comprehensive income attributable to noncontrolling interests	71,352	33,349	183,687	164,151

Comprehensive income attributable to common stockholders	$419,050	$189,125	$1,070,302	$953,087

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,472,530	$1,175,534
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	920,689	973,634
Loss on debt extinguishment	—	127,573
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(16,339)	(154,484)
Gain on sale of marketable securities	(80,187)	—
Straight-line rent	(39,627)	(36,952)
Equity in income of unconsolidated entities	(203,289)	(169,125)
Distributions of income from unconsolidated entities	191,886	148,502
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	55,676	45,362
Deferred costs and other assets	(87,403)	(54,622)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	4,892	(123,200)

Net cash provided by operating activities	2,218,828	1,932,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,410,881)	(85,459)
Funding of loans to related parties	—	(42,685)
Repayments of loans to related parties	—	105,175
Capital expenditures, net	(772,850)	(467,084)
Cash impact from the consolidation of properties	—	5,402
Investments in unconsolidated entities	(233,416)	(155,815)
Purchase of marketable and non-marketable securities	(49,157)	(323,508)
Proceeds from sale of marketable and non-marketable securities	454,012	—
Distributions of capital from unconsolidated entities and other	739,845	372,560

Net cash used in investing activities	(1,272,447)	(591,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(3,547)	(122)
Cash impact of Washington Prime spin-off	—	(33,776)
Redemption of limited partner units	—	(14,435)
Purchase of preferred stock, limited partner units and treasury stock	(505,691)	—
Purchase of noncontrolling interest in consolidated properties and other	—	(172,652)
Distributions to noncontrolling interest holders in properties	(6,026)	(19,486)
Contributions from noncontrolling interest holders in properties	777	686
Preferred distributions of the Operating Partnership	(1,436)	(1,436)
Preferred dividends and distributions to stockholders	(1,383,253)	(1,198,726)
Distributions to limited partners	(231,833)	(202,754)
Loss on debt extinguishment	—	(127,573)
Proceeds from issuance of debt, net of transaction costs	6,346,923	2,685,376
Repayments of debt	(4,917,716)	(4,157,910)
Proceeds from issuance of debt related to Washington Prime properties, net	—	1,003,135

Net cash used in financing activities	(701,802)	(2,239,673)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	244,579	(898,865)
CASH AND CASH EQUIVALENTS, beginning of period	612,282	1,716,863

CASH AND CASH EQUIVALENTS, end of period	$856,861	$817,998

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2015, we owned or held an interest in 208 income-producing properties in the United States, which consisted of 109 malls, 69 Premium Outlets, 14 Mills, three lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. Internationally, as of September 30, 2015, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of September 30, 2015, we had a noncontrolling ownership interest in a joint venture that holds five outlet properties in Europe and one outlet property in Canada. Of the five properties in Europe, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of September 30, 2015, as further discussed in Note 5, we owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

            As of September 30, 2015, we consolidated 135 wholly-owned properties and 13 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 82 properties, or the joint venture properties, as well as our investments in Klépierre and our joint venture with Hudson's Bay Company, or HBC, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 59 of the 82 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, and the six outlet properties owned by our European joint venture comprise 20 of the remaining 23 properties. These international properties are managed by joint ventures in which we share control.

            Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests held by limited partners, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to us based on the partners' respective weighted average ownership interests in the Operating Partnership. Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in the Operating Partnership was 85.6% and 85.5% for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, our ownership interest in the Operating Partnership was 85.7% and 85.5%,

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

  Marketable and Non-Marketable Securities

            Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available-for-sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At September 30, 2015, we had marketable securities of $216.8 million generally accounted for as available-for-sale, which are adjusted to their quoted market price with a corresponding adjustment in other comprehensive income (loss). Net unrealized gains recorded in accumulated other comprehensive income (loss) as of September 30, 2015 and December 31, 2014 were approximately $9.7 million and $103.9 million, respectively, and represent the valuation adjustments for our marketable securities.

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

            On June 24, 2015, we sold our investment in certain marketable securities that were accounted for as an available-for-sale security, with the value adjusted to its quoted market price through other comprehensive income (loss). At the date of sale, we owned 5.71 million shares. The aggregate proceeds received from the sale were $454.0 million, and we recognized a gain on the sale of $80.2 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2015.

            At September 30, 2015 and December 31, 2014, we had investments of $181.4 million and $167.1 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no adjustment in the carrying value was required.

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

            The marketable securities we held at September 30, 2015 and December 31, 2014 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $0.2 million and $2.1 million at September 30, 2015 and December 31, 2014, respectively, and a gross asset value of $23.1 million and $20.1 million at September 30, 2015 and December 31, 2014, respectively.

            Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs. Notes 5 and 9 include discussions of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

  Noncontrolling Interests

            Details of the carrying amount of our noncontrolling interests are as follows:

	As of September 30, 2015	As of December 31, 2014
Limited partners' interests in the Operating Partnership	$728,226	$858,557
Nonredeemable noncontrolling deficit interests in properties, net	(188)	(229)

Total noncontrolling interests reflected in equity	$728,038	$858,328

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

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Noncontrolling interests, beginning of period	$736,268	$882,344	$858,328	$973,226
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	71,175	43,682	213,465	171,392
Distributions to noncontrolling interest holders	(81,296)	(69,405)	(234,694)	(220,870)
Other comprehensive (loss) income allocable to noncontrolling interests:
Unrealized (loss) gain on derivative hedge agreements	(987)	792	1,874	(460)
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	404	388	(10,341)	1,155
Currency translation adjustments	(865)	(10,758)	(20,530)	(8,240)
Changes in available-for-sale securities and other	1,148	(1,234)	(2,216)	(1,132)

	(300)	(10,812)	(31,213)	(8,677)

Adjustment to limited partners' interest from change in ownership in the Operating Partnership	(9,791)	(11,786)	(91,320)	(200,466)
Units issued to limited partners	—	—	—	84,910
Units exchanged for common shares	(2)	(9)	(7,907)	(1,199)
Units redeemed	—	(1,463)	(14,843)	(1,463)
Long-term incentive performance units	11,819	12,485	35,459	37,454
Purchase and disposition of noncontrolling interests, net, and other	165	300	763	11,029

Noncontrolling interests, end of period	$728,038	$845,336	$728,038	$845,336

  Accumulated Other Comprehensive Income (Loss)

            The changes in accumulated other comprehensive income (loss) net of noncontrolling interest by component consisted of the following as of September 30, 2015:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains (losses) on marketable securities	Total
Beginning balance	$(110,722)	$(39,161)	$88,842	$(61,041)
Other comprehensive loss before reclassifications	(124,296)	10,581	(11,864)	(125,579)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,936	(68,685)	(61,749)

Net current-period other comprehensive income (loss)	(124,296)	17,517	(80,549)	(187,328)

Ending balance	$(235,018)	$(21,644)	$8,293	$(248,369)

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the nine months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Accumulated derivative losses, net	$(8,097)	$(7,947)	Interest expense
	1,161	1,155	Net income attributable to noncontrolling interests

	$(6,936)	$(6,792)

Realized gain on sale of marketable securities	$80,187	$—	Other income
	(11,502)	—	Net income attributable to noncontrolling interests

	$68,685	$—

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

            As of September 30, 2015, we had no outstanding interest rate derivatives. As of December 31, 2014, we had two interest rate swaps with an aggregate notional amount of $375.0 million. The carrying value of our interest rate swap agreements, at fair value, as of December 31, 2014, was a net liability balance of $1.2 million, of which $2.1 million was included in other liabilities and $0.9 million was included in deferred costs and other assets.

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

            As of September 30, 2015, we had no outstanding Yen:USD forward contracts. Approximately ¥14.7 million remained at December 31, 2014 for our Yen forward contracts that matured on January 5, 2015. The December 31, 2014 asset balance related to these forward contracts was $0.1 million and was included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

            In the third quarter of 2014, we entered into Euro:USD forward contracts, which were designated as net investment hedges, with an aggregate €150.0 million notional value which mature through August 11, 2017. During the second quarter of 2015, one forward contract with a €50.0 million notional value was settled. The September 30, 2015 asset balance related to the remaining €100.0 million forward contracts was $23.1 million and is included in deferred costs and other assets. The December 31, 2014 asset balance related to these forward contracts was $19.1 million and was included in deferred costs and other assets. We apply hedge accounting to these forward contracts and report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $25.3 million and $45.8 million as of September 30, 2015 and December 31, 2014, respectively.

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

            In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers." ASU 2014-09 amends the existing accounting standards for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In July 2015, the FASB delayed the effective date of the new revenue recognition standard by one year, which will result in the new standard being effective for us beginning with the first quarter of 2018. The new standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact adopting the new accounting standard will have on our consolidated financial statements.

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

            In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for us retrospectively beginning in the first quarter of 2016. We expect this new guidance will reduce total assets and total mortgage and unsecured indebtedness on our consolidated balance sheets for amounts classified as deferred costs specific to debt issuance costs. We do not expect this guidance to have any other effect on our consolidated financial statements.

Discontinued Operations

            On May 28, 2014, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to Washington Prime, an independent, publicly traded REIT. The spin-off was effectuated through a distribution of the common shares of Washington Prime to holders of Simon common stock as of the distribution record date, and qualified as a tax-free distribution for U.S. federal income tax purposes. For every two shares of Simon common stock held as of the record date of May 16, 2014, Simon stockholders received one Washington Prime common share on May 28, 2014. At the time of the separation and distribution, Washington Prime

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

owned a percentage of the outstanding units of partnership interest of Washington Prime Group, L.P. that was approximately equal to the percentage of outstanding units of partnership interest of the Operating Partnership, or units, owned by us. The remaining units of Washington Prime Group, L.P. were owned by limited partners of the Operating Partnership who received one Washington Prime Group, L.P. unit for every two units they owned in the Operating Partnership. Subsequent to the spin-off, we retained a nominal interest in Washington Prime Group, L.P. We also retained approximately $1.0 billion of proceeds from completed unsecured debt and mortgage debt as part of the spin-off and incurred $38.2 million in transaction costs during 2014 related to the spin-off of Washington Prime.

            The historical results of operations of the Washington Prime properties have been presented as discontinued operations in our consolidated statements of operations and comprehensive income. The accompanying consolidated statement of cash flows includes, within operating, investing and financing cash flows, those activities which related to our period of ownership of the Washington Prime properties.

            Summarized financial information for discontinued operations for the nine month period ended September 30, 2014 is presented below.

Nine Months Ended September 30, 2014
TOTAL REVENUE	$262,652
Property operating	43,175
Depreciation and amortization	76,992
Real estate taxes	32,474
Repairs and maintenance	10,331
Advertising and promotion	3,340
Provision for credit losses	1,494
Other	2,028

Total operating expenses	169,834
OPERATING INCOME	92,818
Interest expense	(26,076)
Income and other taxes	(112)
Income from unconsolidated entities	652
Gain upon acquisition of controlling interests and sale or disposal of assets and interest in unconsolidated entities, net	242

CONSOLIDATED NET INCOME	67,524
Net income attributable to noncontrolling interests	9,781

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$57,743

            Capital expenditures on a cash basis for the nine month period ended September 30, 2014 were $31.9 million.

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

            We also provide certain support services to the Washington Prime strip centers that were previously owned by us and certain of its central functions to assist Washington Prime as it establishes its stand-alone processes for various activities that were previously provided by us. These services, which do not constitute significant continuing support of Washington Prime's operations, include assistance in the areas of information technology, treasury and financial management, payroll, lease administration, taxation and procurement. The charges for such services are intended to allow us to recover costs of providing these services. The transition services agreement will terminate no later than two years following the date of the spin-off subject to a minimum notice period equal to the shorter of 180 days or one-half of the original service period. Transitional services fees earned for the three months ended September 30, 2015 and 2014 were $1.4 million and $1.3 million, respectively, and were $4.3 million and $1.8 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

4. Per Share Data

            We determine basic earnings per share based on the weighted average number of shares of common stock outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine diluted earnings per share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into shares of common stock at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income attributable to Common Stockholders — Basic and Diluted	$420,009	$251,968	$1,255,126	$1,000,203

Weighted Average Shares Outstanding — Basic and Diluted	309,417,298	310,772,019	310,333,248	310,713,158

            For the nine months ended September 30, 2015, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance, or LTIP, units granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a dilutive effect for the three and nine months ended September 30, 2015 and 2014. We accrue dividends when they are declared.

5. Investment in Unconsolidated Entities

  Real Estate Joint Ventures and Investments

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties. As discussed in Note 2, we held joint venture interests in 82 properties as of September 30, 2015.

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

            We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of September 30, 2015 and December 31, 2014, we had construction loans and other advances to related parties totaling $14.3 million and $14.9 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

  Unconsolidated Property Transactions

            On July 22, 2015, we closed on our previously announced joint venture with HBC, to which HBC contributed 42 properties in the U.S. and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling interest in the newly formed joint venture. As of September 30, 2015, we have funded $1.0 million of this commitment. On September 30, 2015, HBC announced it had closed on the acquisition of Galeria Holding, the parent company of Germany's leading department store, Kaufhof. In conjunction with the closing, the joint venture acquired 41 Kaufhof properties in Germany from HBC. All of the joint venture's properties have been leased to affiliates of HBC. We contributed an additional $178.5 million to the joint venture upon closing of the Galeria Holding transaction. Our noncontrolling interest in the joint venture is approximately 8.2%. Our share of net income was not significant for the quarter ended September 30, 2015.

            On April 23, 2015, we announced a partnership with Swire Properties Inc. and Whitman Family Development to jointly develop the approximately 500,000 square foot shopping center component of Brickell City Centre, a mixed-use development in downtown Miami. We own a 25% interest in the retail component of this project, which is scheduled to open in September 2016. Our share of the estimated cost of this project including development fees is approximately $100.0 million.

            On April 13, 2015, we announced a joint venture with Sears Holdings, or Sears, whereby Sears contributed 10 of its properties located at our malls to the joint venture in exchange for a 50% noncontrolling interest in the joint venture. We contributed $114.0 million in cash in exchange for a 50% noncontrolling interest in the joint venture. Sears or its affiliates are leasing back each of the 10 properties from the joint venture. The joint venture has the right to recapture not less than 50% of the space leased to Sears to be used for purposes of redeveloping and releasing the recaptured space. We will provide development, leasing and management services to the joint venture for any recaptured space. On July 7, 2015, we separately invested approximately $33.0 million in exchange for 1,125,760 common shares of Seritage Growth Properties, or Seritage, a public REIT recently formed by Sears. Seritage now holds Sears' interest in the joint venture.

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

  European Investments

            At September 30, 2015, we owned 63,924,148 shares, or approximately 20.3%, of Klépierre, which had a quoted market price of $45.58 per share. On July 29, 2014, Klépierre announced that it had entered into a conditional agreement to acquire Corio N.V., or Corio, pursuant to which Corio shareholders received 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015, the tender offer transaction closed and the merger was completed on March 31, 2015, reducing our ownership from 28.9% at December 31, 2014 to 18.3%. On May 11, 2015, we purchased 6,290,000 additional shares of Klépierre for $279.4 million bringing our ownership to 20.3%. All of the excess investment related to this additional purchase has been allocated to investment property. Our share of net income, net of amortization of our excess investment, was $6.2 million and $138.7 million for the nine months ended September 30, 2015 and 2014, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $1.1 billion, $345.4 million and $139.7 million, respectively, for the nine months ended September 30, 2015 and $949.9 million, $431.7 million and $1.3 billion, respectively, for the nine months ended September 30, 2014. On April 16, 2014, Klépierre completed the disposal of a portfolio of 126 retail galleries located in France, Spain and Italy. Total gross consideration for the transaction, including transfer duties, was €1.98 billion (€1.65 billion Klépierre's group share). The net cash proceeds were used by Klépierre to reduce its overall indebtedness. In connection with this transaction, we recorded a gain of $133.9 million, net of the

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

write-off of a portion of our excess investment, which is included in "Gain upon acquisition of controlling interests and sale or disposal of assets and interest in unconsolidated entities, net" in the accompanying consolidated statements of operations and comprehensive income.

            Our joint venture in Europe has interests in six outlet properties, as well as a property management and development company. As of September 30, 2015, our legal percentage ownership interests in these entities ranged from 45% to 90%. The carrying amount of our investment in these joint ventures, including all related components of accumulated other comprehensive income (loss) as well as subsequent capital contributions for development, was $575.6 million and $677.1 million as of September 30, 2015 and December 31, 2014, respectively. In December 2014, Roermond Designer Outlet phases 2 and 3, in which we own a 90% interest, refinanced its $85.1 million mortgage maturing in 2017 with a $218.9 million mortgage that matures in 2021. The fixed interest rate was reduced from 5.12% to 1.86% as a result. Excess proceeds from the financing were distributed to the venture partners in January 2015.

            We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets throughout Europe and a direct minority ownership in three of those outlets. Our investment in these entities is accounted for under the cost method. At both September 30, 2015 and December 31, 2014, the carrying value of these non-marketable investments was $115.4 million and is included in deferred costs and other assets.

            On March 19, 2015, we disposed of our interest in a joint venture which had held interests in rights to pre-development projects in Europe, for total proceeds of $19.0 million. We recognized a gain on the sale of $8.3 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income. The gain includes $0.8 million that was reclassified from accumulated other comprehensive income (loss).

  Asian Joint Ventures

            We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $226.3 million and $229.8 million as of September 30, 2015 and December 31, 2014, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $113.1 million and $104.5 million as of September 30, 2015 and December 31, 2014, respectively, including all related components of accumulated other comprehensive income (loss).

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

Summary Financial Information

            A summary of our equity method investments and share of income from such investments, excluding Klépierre and our joint venture with HBC, follows. As discussed in Note 3, on May 28, 2014, we completed the spin-off of Washington Prime, which included ten unconsolidated properties. The net income of these ten properties is included in income from operations of discontinued joint venture interests in the accompanying summary financial information for the nine months ended September 30, 2014.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
Assets:
Investment properties, at cost	$16,998,613	$16,087,282
Less — accumulated depreciation	5,745,006	5,457,899

	11,253,607	10,629,383
Cash and cash equivalents	854,397	993,178
Tenant receivables and accrued revenue, net	335,259	362,201
Investment in unconsolidated entities, at equity	—	11,386
Deferred costs and other assets	554,938	536,600

Total assets	$12,998,201	$12,532,748

Liabilities and Partners' Deficit:
Mortgages	$13,932,542	$13,272,557
Accounts payable, accrued expenses, intangibles, and deferred revenue	951,901	1,015,334
Other liabilities	385,277	493,718

Total liabilities	15,269,720	14,781,609
Preferred units	67,450	67,450
Partners' deficit	(2,338,969)	(2,316,311)

Total liabilities and partners' deficit	$12,998,201	$12,532,748

Our Share of:
Partners' deficit	$(875,336)	$(663,700)
Add: Excess Investment	1,809,694	1,875,337

Our net Investment in unconsolidated entities, at equity	$934,358	$1,211,637

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

STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Minimum rent	$447,790	$436,580	$1,325,056	$1,289,263
Overage rent	43,669	42,760	136,191	133,146
Tenant reimbursements	203,832	202,973	597,461	588,772
Other income	55,060	54,157	170,600	228,793

Total revenue	750,351	736,470	2,229,308	2,239,974
Operating Expenses:
Property operating	135,467	141,083	398,528	434,147
Depreciation and amortization	145,351	147,946	435,615	442,141
Real estate taxes	57,767	59,934	172,818	167,523
Repairs and maintenance	15,919	16,289	53,365	51,874
Advertising and promotion	20,395	18,535	54,485	54,458
(Recovery of) provision for credit losses	(212)	210	2,937	4,288
Other	38,861	43,760	122,214	141,243

Total operating expenses	413,548	427,757	1,239,962	1,295,674

Operating Income	336,803	308,713	989,346	944,300
Interest expense	(147,333)	(147,817)	(443,396)	(449,512)

Income from Continuing Operations	189,470	160,896	545,950	494,788
Income from operations of discontinued joint venture interests	—	—	—	5,079
Gain on sale or disposal of assets and interests in unconsolidated entities	—	—	35,779	—

Net Income	$189,470	$160,896	$581,729	$499,867

Third-Party Investors' Share of Net Income	$95,018	$81,810	$296,896	$259,340

Our Share of Net Income	94,452	79,086	284,833	240,527
Amortization of Excess Investment	(22,884)	(26,187)	(71,426)	(76,168)
Our Share of Loss from Unconsolidated Discontinued Operations	—	—	—	(652)
Our Share of Gain on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	—	—	(16,339)	—

Income from Unconsolidated Entities	$71,568	$52,899	$197,068	$163,707

            Our share of income from unconsolidated entities in the above table, aggregated with our share of the results of Klépierre and our joint venture with HBC, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

6. Debt

  Unsecured Debt

            At September 30, 2015, our unsecured debt consisted of $13.7 billion of senior unsecured notes of the Operating Partnership, net of discounts, $1.3 billion outstanding under the Operating Partnership's $4.0 billion unsecured revolving credit facility, or Credit Facility, $240.0 million outstanding under an unsecured term loan, and $803.6 million outstanding under the Operating Partnership's global unsecured commercial paper note program, or the Commercial Paper program. The September 30, 2015 balance on the Credit Facility included $1.1 billion (U.S. dollar equivalent) of Euro-denominated borrowings and $185.8 million (U.S. dollar equivalent) of Yen-denominated borrowings. At September 30, 2015, the outstanding amount under the Commercial Paper program was $803.6 million, of which $193.6 million was related to U.S. dollar equivalent of Euro-denominated notes. Foreign currency denominated borrowings under both the Credit Facility and Commercial Paper program are designated as net investment hedges of a portion of our international investments.

            On September 30, 2015, we had an aggregate available borrowing capacity of $4.6 billion under the Credit Facility and the Operating Partnership's $2.75 billion supplemental unsecured revolving credit facility, or Supplemental Facility. The maximum aggregate outstanding balance under the two credit facilities during the nine months ended September 30, 2015 was $1.8 billion and the weighted average outstanding balance was $1.2 billion. Letters of credit of $37.1 million were outstanding under the two credit facilities as of September 30, 2015.

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

            On August 17, 2015, the Operating Partnership issued $500.0 million of senior unsecured notes at a fixed interest rate of 2.50% with a maturity date of September 1, 2020 and $600.0 million of senior unsecured notes at a fixed interest rate of 3.50% with a maturity date of September 1, 2025. Proceeds from the unsecured notes offering were used to repay debt and for general corporate purposes.

            On March 2, 2015, the Operating Partnership increased the maximum aggregate program size of its Commercial Paper program from $500.0 million to $1.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness. Our Commercial Paper program is supported by our Credit Facility and Supplemental Facility and if necessary or appropriate, we may make one or more draws under either the Credit Facility or Supplemental Facility to pay amounts outstanding from time to time on the Commercial Paper program. At September 30, 2015, we had $803.6 million outstanding under the Commercial Paper program, comprised of $610.0 million outstanding in U.S. dollar denominated notes and $193.6 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.27% and 0.06%, respectively. The borrowings mature on various dates from October 2, 2015 to December 22, 2015.

            During the nine months ended September 30, 2015, we redeemed at par or repaid at maturity $693.5 million of senior unsecured notes with fixed rates ranging from 5.10% to 5.75%.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

  Mortgage Debt

            Total mortgage indebtedness was $6.5 billion and $6.2 billion at September 30, 2015 and December 31, 2014, respectively.

            On January 15, 2015, as discussed in Note 9, we acquired two properties — Jersey Gardens in Elizabeth, New Jersey (renamed The Mills at Jersey Gardens) and University Park Village in Fort Worth, Texas, subject to existing fixed-rate mortgage loans of $350.0 million and $55.0 million, respectively. The loans mature on November 1, 2020 and May 1, 2028 and bear interest at 3.83% and 3.85%, respectively.

  Covenants

            Our unsecured debt agreements contain financial and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2015, we were in compliance with all covenants of our unsecured debt.

            At September 30, 2015, we or our subsidiaries are the borrowers under 40 non-recourse mortgage notes secured by mortgages on 54 properties, including five separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 21 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At September 30, 2015, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

            The carrying values of our variable-rate mortgages and other loans approximate their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness including commercial paper was $20.5 billion and $19.4 billion as of September 30, 2015 and December 31, 2014, respectively. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
Fair value of fixed-rate mortgages and unsecured indebtedness	$21,672	$20,558
Weighted average discount rates assumed in calculation of fair value of fixed-rate mortgages	2.69%	3.02%

7. Equity

            During the nine months ended September 30, 2015, we issued 486,802 shares of common stock to eight limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.

            On April 2, 2015, our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock over the next twenty-four months as market conditions warrant. We may repurchase the shares in the open market or in privately

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

negotiated transactions. Through September 30, 2015, we repurchased 1,903,340 shares at an average price of $180.19 per share as part of this program.

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

            LTIP Programs.    Every year since 2010, the Compensation Committee of the Board of Directors, or Compensation Committee, has approved long-term, performance based incentive compensation programs, or the LTIP programs, for certain senior executive officers. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which, applicable total shareholder return, or TSR, performance measures are achieved during the performance period. Once earned, LTIP units are subject to a two-year vesting period. One-half of the earned LTIP units will vest on January 1 of each of the 2nd and 3rd years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates and certain other conditions as described in those agreements. Awarded LTIP units not earned are forfeited. Earned and fully vested LTIP units are the equivalent of units. During the performance period, participants are entitled to receive distributions on the LTIP units awarded to them equal to 10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP units as participating securities under the two-class method of computing earnings per share.

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

            We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $18.6 million and $20.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

            Restricted Stock.    The Compensation Committee awarded 1,989 and 58,083 shares of restricted stock to employees on February 26, 2015 and April 1, 2015, respectively, under the Plan, at a fair market value of $187.14 per share and $197.99 per share, respectively. On May 14, 2015 and July 22, 2015, our non-employee Directors were awarded an aggregate of 3,323 and 3,384 shares of restricted stock, respectively, under the Plan at a fair market value of $184.76 per share and $182.38 per share, respectively. These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by Simon. The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. The grant date fair value of the Director restricted stock awards is being recognized as expense over the one-year vesting service period.

            We recorded compensation expense, net of capitalization, related to restricted stock of approximately $6.6 million and $10.3 million for the nine months ended September 30, 2015 and 2014, respectively.

            Other Compensation Arrangements.    On July 6, 2011, in connection with the execution of an eight year employment agreement, the Compensation Committee granted David Simon, our Chairman and CEO, a retention award in the form of 1,000,000 LTIP units, or the Award, for his continued service as our Chairman and CEO through July 5, 2019. Effective December 31, 2013, the Award was modified, or the Current Award, and as a result the LTIP units will now become earned and eligible to vest based on the attainment of Company-based performance goals, in addition to the service-based vesting requirement included in the original Award. If the relevant performance criteria are not achieved, all or a portion of the Current Award will be forfeited. The Current Award does not contain an opportunity for Mr. Simon to receive additional LTIP Units above and beyond the original Award should our performance exceed the higher end of the performance criteria. The performance criteria of the Current Award are based on the attainment of specific funds from operations, or FFO, per share. If the performance criteria have been met, a maximum of 360,000 LTIP units, or the A Units, 360,000 LTIP units, or the B Units, and 280,000 LTIP units, or the C Units, may become earned December 31, 2015, 2016 and 2017, respectively. The earned A Units will vest on January 1, 2018, earned B Units will vest on January 1, 2019 and earned C Units will vest on June 30, 2019, subject to Mr. Simon's continued employment through such applicable date. The grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight-year term of his employment agreement on a straight-line basis through the applicable vesting periods of the A Units, B Units and C Units.

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

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2015	$44,062	$31	$(61,041)	$9,422,237	$(4,208,183)	$(103,929)	$858,328	$5,951,505
Exchange of limited partner units for common shares				7,907			(7,907)	—
Redemption of limited partner units				(147,841)			(14,843)	(162,684)
Treasury stock purchase						(343,007)		(343,007)
LTIP units							35,459	35,459
Purchase and disposition of noncontrolling interests, net and other	(247)			(3,509)	(2,309)	9,802	763	4,500
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				91,320			(91,320)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,383,253)		(231,833)	(1,615,086)
Distributions to other noncontrolling interest partners							(2,861)	(2,861)
Comprehensive income, excluding $1,436 attributable to preferred interests in the Operating Partnership			(187,328)		1,257,629		182,252	1,252,553

September 30, 2015	$43,815	$31	$(248,369)	$9,370,114	$(4,336,116)	$(437,134)	$728,038	$5,120,379

8. Commitments and Contingencies

  Litigation

            We are involved from time-to-time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to, commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

            In May 2010, Opry Mills sustained significant flood damage. Insurance proceeds of $50 million have been funded by the primary insurer and remediation and restoration work has been completed. The property re-opened March 29, 2012. The excess insurance carriers (those providing coverage above $50 million) denied our claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. In the first quarter of 2015, summary judgment was granted in our favor, concluding that up to $150 million of additional coverage is available under our excess insurance policy for this claim. In July and August 2015, trial on the damages portion of our claim was completed and the jury entered a verdict for damages in the amount of $204.1 million (inclusive of the $50.0 million previously paid by the primary carrier). The court has also ruled that we are entitled to recover prejudgment interest and legal fees paid to our lender's counsel, all in amounts to be determined by the court. We will continue our efforts through the conclusion of the pending litigation to recover our losses, including consequential damages, under the excess insurance policies for Opry Mills and we believe recovery is probable, but no assurances can be made that our efforts to recover these funds will be successful.

Simon Property Group, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share and per share amounts
and where indicated in millions or billions)

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of September 30, 2015 and December 31, 2014, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $346.6 million and $223.5 million, respectively (of which we have a right of recovery from our joint venture partners of $104.0 million and $78.7 million, respectively). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

9. Real Estate Acquisitions and Dispositions

            During the first nine months of 2015, we disposed of our interests in two unconsolidated retail properties. The aggregate gain recognized on these transactions was approximately $16.3 million.

            On January 15, 2015, we acquired a 100% interest in Jersey Gardens (renamed The Mills at Jersey Gardens) in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by Glimcher Realty Trust for $677.9 million of cash and the assumption of existing mortgage debt of $405.0 million. We recorded the assets and liabilities of these properties at estimated fair value at the acquisition date, the majority of which was allocated to the investment property. The purchase price allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition.

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

            Unless otherwise noted, gains and losses on the above transactions are included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense acquisition, potential acquisition and disposition related costs as they are incurred. We incurred $4.4 million in transaction costs during the first nine months of 2015 in connection with the acquisitions of Jersey Gardens and University Park Village, which are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. We also incurred $38.2 million in transaction costs during the first nine months of 2014 related to the spin-off of Washington Prime. Other than these transaction costs, we incurred a minimal amount of transaction expenses during the nine months ended September 30, 2015 and 2014.

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2015, we owned or held an interest in 208 income-producing properties in the United States, which consisted of 109 malls, 69 Premium Outlets, 14 Mills, three lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. We opened two Premium Outlets in October 2015 and have three outlets and two other significant retail projects under development. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at 30 properties in the U.S. Internationally, as of September 30, 2015, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of September 30, 2015, we had a noncontrolling ownership interest in a joint venture that holds five outlet properties in Europe and one outlet property in Canada. Of the five properties in Europe, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of September 30, 2015, we owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

            We generate the majority of our revenues from leases with retail tenants including:

  •
  base minimum rents,

  •
  overage and percentage rents based on tenants' sales volumes, and

  •
  recoverable expenditures such as property operating, real estate taxes, repair and maintenance, and advertising and promotional expenditures.

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

            We focus on high quality real estate across the retail real estate spectrum. We expand or redevelop properties to enhance profitability and market share of existing assets when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in markets we believe are not adequately served by existing retail properties.

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

  Results Overview

            Diluted earnings per common share increased $0.82 during the first nine months of 2015 to $4.04 from $3.22 for the same period last year. The increase in diluted earnings per common share was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2015 and the impact of our acquisition and expansion activity,

  •
  decreased interest expense in 2015 of $66.1 million, or $0.18 per diluted share,

  •
  increased consolidated lease settlement activity of $25.3 million, or $0.07 per diluted share,

  •
  a 2015 gain of $80.2 million, or $0.22 per diluted share, from the sale of marketable securities, and

  •
  a 2015 non-cash gain of $16.3 million, or $0.05 per diluted share, due to the disposition of our interests in two unconsolidated properties,

  •
  partially offset by the loss of $29.3 million ($67.5 million from operations net of $38.2 million of transaction expenses), or $0.08 per diluted share ($0.18 from operations net of $0.10 of transaction expenses), from the spin-off of WP Glimcher Inc. (formerly known as Washington Prime Group Inc.), or Washington Prime,

  •
  a 2014 gain on acquisitions and dispositions of $154.2 million, or $0.43 per diluted share, primarily related to Klépierre's sale of a portfolio of 126 retail galleries of which our share of the gain was $136.5 million, or $0.38 per diluted share, and

  •
  a loss on extinguishment of debt in 2014 of $127.6 million, or $0.35 per diluted share.

            Core business fundamentals during the first nine months of 2015 improved compared to the first nine months of 2014, primarily driven by higher tenant sales and strong leasing activity. Portfolio NOI grew by 7.3% for the nine month period in 2015 over the prior year period. Comparable property NOI also grew 3.8% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased 0.5% from $613 psf at September 30, 2014 to $616 psf at September 30, 2015, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 4.9% to $48.57 psf as of September 30, 2015, from $46.29 psf as of September 30, 2014. Releasing spreads remained positive in our U.S. Malls and Premium Outlets, as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $11.00 psf ($70.78 openings compared to $59.78 closings) as of September 30, 2015, representing an 18.4% increase over expiring payments. Ending occupancy for our U.S. Malls and Premium Outlets was 96.1% as of September 30, 2015, as compared to 96.9% as of September 30, 2014, a decrease of 80 basis points primarily as a result of tenant bankruptcy activity announced in the first quarter of 2015.

            Our effective overall borrowing rate at September 30, 2015 on our consolidated indebtedness decreased 31 basis points to 4.11% as compared to 4.42% at September 30, 2014. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 30 basis points (4.41% at September 30, 2015 as compared to 4.71% at September 30, 2014). At September 30, 2015, the weighted average years to maturity of our consolidated indebtedness was 5.6 years as compared to 6.2 years at December 31, 2014. Our financing activities for the nine months ended September 30, 2015 included:

  •
  Acquiring two properties — Jersey Gardens in Elizabeth, New Jersey (renamed The Mills at Jersey Gardens) and University Park Village in Fort Worth, Texas, subject to existing fixed-rate mortgage loans of $350.0 million and $55.0 million, respectively, which mature on November 1, 2020 and May 1, 2028 and bear interest at 3.83% and 3.85%, respectively.

  •
  Increasing our Euro denominated borrowings by $704.9 million (U.S. dollar equivalent) on the multi-currency tranche of the Operating Partnership's $4.0 billion unsecured revolving credit facility, or Credit Facility.

  •
  Increasing our borrowings under the Operating Partnership's global unsecured commercial paper note program, or the Commercial Paper program, by $410.0 million through the issuance of U.S. dollar denominated notes.

  •
  Issuing $500.0 million of senior unsecured notes at a fixed interest rate of 2.50% with a maturity date of September 1, 2020 and $600.0 million of senior unsecured notes at a fixed interest rate of 3.50% with a maturity date of September 1, 2025 on August 17, 2015.

  •
  Redeeming at par or repaying at maturity $693.5 million of senior unsecured notes with fixed rates ranging from 5.10% to 5.75%.

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

	September 30, 2015	September 30, 2014	%/Basis Points Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.4%	97.0%	–60 bps
Unconsolidated	95.4%	96.5%	–110 bps
Total Portfolio	96.1%	96.9%	–80 bps
Average Base Minimum Rent per Square Foot
Consolidated	$47.11	$44.90	4.9%
Unconsolidated	$52.89	$50.22	5.3%
Total Portfolio	$48.57	$46.29	4.9%
Total Sales per Square Foot
Consolidated	$604	$599	0.9%
Unconsolidated	$658	$664	–0.9%
Total Portfolio	$616	$613	0.5%
The Mills:
Ending Occupancy	98.6%	98.2%	+40 bps
Average Base Minimum Rent per Square Foot	$26.78	$25.14	6.5%
Total Sales per Square Foot	$570	$534	6.7%

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

  Current Leasing Activities

            During the nine months ended September 30, 2015, we signed 643 new leases and 1,226 renewal leases (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing and relocation) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 5.8 million square feet, of which 4.5 million square feet related to consolidated properties. During the comparable period in 2014, we signed 626 new leases and 1,243 renewal leases with a fixed minimum rent, comprising approximately 5.9 million square feet, of which 4.4 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $54.01 per square foot in 2015 and $59.14 per square foot in 2014 with an average tenant allowance on new leases of $37.47 per square foot and $37.35 per square foot, respectively.

  International Property Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	September 30, 2015	September 30, 2014	%/Basis Points Change
Ending Occupancy	99.8%	98.8%	+100 bps
Total Sales per Square Foot	¥100,557	¥93,365	7.70%
Average Base Minimum Rent per Square Foot	¥4,956	¥4,916	0.81%

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

            In addition to the activities discussed above and in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  During the third quarter of 2015, we closed on our previously announced joint venture with Hudson's Bay Company, or HBC, whereby we have an 8.2% noncontrolling interest in a joint venture to which HBC contributed 42 of its properties in the U.S. Later in the third quarter of 2015, the joint venture acquired an additional 41 properties in Germany concurrently with HBC's acquisition of Galeria Holding, the parent company of Germany's leading department store, Kaufhof, as further discussed in Note 5 of the condensed notes to the consolidated financial statements. All of the joint venture's properties have been leased to affiliates of HBC.

  •
  On August 13, 2015, we and our partner opened Gloucester Premium Outlets, a 370,000 square foot outlet center. We have a 50% noncontrolling interest in this new center.

  •
  On July 9, 2015, through a European joint venture, we and our partner opened Vancouver Designer Outlet, a 242,000 square foot outlet center. We have a 45% noncontrolling interest in this new center.

  •
  During the second quarter of 2015, we formed a joint venture with Sears Holdings, or Sears, whereby we have a 50% noncontrolling interest in a joint venture in which Sears contributed 10 of its properties located at our malls.

  •
  During the nine months ended September 30, 2015, we disposed of our interests in two retail properties.

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

  •
  On January 10, 2014, as discussed above, we acquired one of our partner's redeemable interests in a portfolio of ten properties, seven of which were consolidated and three of which were unconsolidated prior to the transaction. The three unconsolidated properties remained unconsolidated following the transaction.

            For the purposes of the following comparison between the three and nine months ended September 30, 2015 and 2014, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both of the periods under comparison.

  Three months ended September 30, 2015 vs. Three months ended September 30, 2014

            Minimum rents increased $48.2 million during 2015, of which the property transactions accounted for $11.2 million of the increase. Comparable rents increased $37.0 million, or 5.2%, primarily attributable to an increase in base minimum rents.

            Tenant reimbursements increased $22.6 million, due to a $4.1 million increase attributable to the property transactions and a $18.5 million, or 5.6%, increase in the comparable properties primarily due to annual fixed contractual increases related to common area maintenance and real estate tax recoveries.

            Total other income increased $17.6 million, principally as a result of a $20.3 million increase in lease settlement income, partially offset by a $3.0 million decrease in interest and dividend income.

            Property operating expense increased $9.1 million, due to a $2.4 million increase related to the property transactions, and a $6.7 million increase in comparable property activity as a result of inflationary cost increases.

            Real estate taxes increased $16.8 million, of which the property transactions accounted for $4.9 million, with the remaining $11.9 million increase primarily caused by higher tax estimates in 2015.

            The (recovery of) provision for credit losses decreased $2.1 million due to a decrease in tenant bankruptcies and an increase in recoveries as compared to 2014.

            Home and regional office costs decreased $3.5 million primarily related to higher capitalized costs as a result of our development and redevelopment activity.

            Other expenses increased $6.9 million primarily due to an increase in legal costs and professional fees and a favorable net foreign currency revaluation impact on foreign currency denominated assets and liabilities during the 2014 period.

            Interest expense decreased $20.1 million primarily due to the net impact of our financing activities during 2014 and 2015 and the reduction in our effective overall borrowing rate as previously discussed.

            During the quarter ended September 30, 2014, we recorded a loss on extinguishment of debt of $127.6 million as a result of the tender offers and redemption.

            Income and other taxes decreased $2.9 million primarily due to taxes related to certain of our international investments and a decrease in state income taxes.

            Income from unconsolidated entities increased $12.6 million primarily due to favorable results of operations and financing activity of joint venture properties as well as our acquisition and development activity.

            During the quarter ended September 30, 2014, we recorded a gain of $17.7 million related to our disposal of two retail properties.

            Net income attributable to noncontrolling interests increased $27.5 million due to an increase in the net income of the Operating Partnership.

Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014

            Minimum rents increased $119.0 million during 2015, of which the property transactions accounted for $32.8 million of the increase. Comparable rents increased $86.2 million, or 4.1%, primarily attributable to an increase in base minimum rents.

            Tenant reimbursements increased $59.4 million, due to a $17.0 million increase attributable to the property transactions and a $42.3 million, or 4.5%, increase in the comparable properties primarily due to annual fixed contractual increases related to common area maintenance and real estate tax recoveries.

            Total other income increased $120.8 million, principally as a result of the following:

  •
  an $80.2 million gain on the sale of marketable securities in the second quarter of 2015,

  •
  a $25.3 million increase in lease settlement income,

  •
  a $9.6 million increase attributable to dividend income,

  •
  an $8.3 million gain on the sale of our interests in certain pre-development projects in Europe, and

  •
  $4.5 million of net other activity,

  •
  partially offset by a $7.1 million decrease in land sale activity.

            Property operating expense increased $21.1 million, due to a $7.7 million increase related to the property transactions, and a $13.4 million increase in comparable property activity as a result of inflationary cost increases.

            Real estate taxes increased $36.5 million, of which the property transactions accounted for $10.2 million, with the remaining increase primarily caused by higher tax estimates in 2015.

            Home and regional office costs decreased $8.5 million primarily related to higher capitalized costs in 2015 as a result of our development and redevelopment activity and higher personnel costs, including one-time items related to the spin-off of Washington Prime during 2014.

            Other expenses increased $11.6 million primarily due to an increase in legal costs and professional fees and costs associated with our first quarter acquisition activity in 2015, partially offset by a favorable net foreign currency revaluation impact on foreign currency denominated assets and liabilities.

            Interest expense decreased $66.1 million primarily due to the net impact of our financing activities during 2014 and 2015 and the reduction in our effective overall borrowing rate as previously discussed.

            During 2014, we recorded a loss on extinguishment of debt of $127.6 million as a result of the tender offers and redemption that occurred during the third quarter of 2014.

            Income and other taxes decreased $6.6 million primarily due to taxes related to certain of our international investments.

            Income from unconsolidated entities increased $34.8 million primarily due to favorable results of operations and financing activity of joint venture properties as well as our acquisition and development activity.

            During the nine months ended September 30, 2015, we disposed of our interests in two unconsolidated retail properties resulting in a gain of $16.3 million. During the nine months ended September 30, 2014, we recorded a gain related to Klépierre's sale of a portfolio of 126 properties and our disposal of two retail properties. Additionally, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner. The property was previously accounted for under the equity method and we recognized a non-cash gain upon consolidation of this property. The aggregate gain recognized on these transactions was $154.2 million.

            Discontinued operations decreased $29.3 million as the first nine months of 2014 included approximately five months of our ownership of the Washington Prime properties, whereas 2015 did not include any ownership of those properties. Results for 2014 include $38.2 million in transaction costs related to the Washington Prime spin-off.

            Net income attributable to noncontrolling interests increased $42.1 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

            Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised only 9.5% of our total consolidated debt at September 30, 2015. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.0 billion during the nine months ended September 30, 2015. In addition, the Credit Facility, the Operating Partnership's $2.75 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these credit facilities may be increased as discussed further below.

            Our balance of cash and cash equivalents increased $244.6 million during the first nine months of 2015 to $856.9 million as of September 30, 2015 as further discussed in "Cash Flows" below.

            On September 30, 2015, we had an aggregate available borrowing capacity of $4.6 billion under the Credit Facility and Supplemental Facility, net of outstanding borrowings of $1.3 billion and letters of credit of $37.1 million. For the nine months ended September 30, 2015, the maximum aggregate amount outstanding under the two credit facilities was $1.8 billion and the weighted average amount outstanding was $1.2 billion. The weighted average interest rate was 0.76% for the nine months ended September 30, 2015. Further, on October 6, 2014, the Operating Partnership entered into the global Commercial Paper program and on March 2, 2015, increased the maximum aggregate program size from $500.0 million to $1.0 billion as further discussed below.

            We and the Operating Partnership have historically had access to public equity and long and short-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

            Our business model and status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facility, the Supplemental Facility, and the Commercial Paper program to address our debt maturities and capital needs through 2015.

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2015 totaled $3.0 billion. In addition, we had net proceeds from our debt financing and repayment activities of $1.4 billion in 2015. These activities are further discussed below under "Financing and Debt." During the first nine months of 2015, we or the Operating Partnership also:

  •
  funded the acquisition of two properties, acquired the land and existing structure anchored to one of our wholly owned properties, funded an additional equity stake in Klépierre, funded the acquisition of our joint venture interest in ten assets that are adjacent to our existing properties, funded our portion of a joint venture development project, and funded the purchase of a noncontrolling interest in a joint venture, the aggregate cash portion of which was $1.4 billion,

  •
  paid stockholder dividends and unitholder distributions totaling $1.6 billion,

  •
  funded consolidated capital expenditures of $772.9 million (including development and other costs of $114.3 million, redevelopment and expansion costs of $522.2 million, and tenant costs and other operational capital expenditures of $136.4 million),

  •
  funded investments in unconsolidated entities of $233.4 million,

  •
  funded the repurchase of our common stock and the purchase of limited partner units of $505.7 million, and

  •
  received proceeds on the sale of marketable securities of $454.0 million.

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

Financing and Debt

  Unsecured Debt

            At September 30, 2015, our unsecured debt consisted of $13.7 billion of senior unsecured notes of the Operating Partnership, net of discounts, $1.3 billion outstanding under the Credit Facility, $240.0 million outstanding under an unsecured term loan, and $803.6 million outstanding under the Commercial Paper program. The September 30, 2015 balance on the Credit Facility included $1.1 billion (U.S. dollar equivalent) of Euro-denominated borrowings and $185.8 million (U.S. dollar equivalent) of Yen-denominated borrowings. At September 30, 2015, the outstanding amount under the Commercial Paper program was $803.6 million, of which $193.6 million was related to U.S. dollar equivalent of Euro-denominated notes. Foreign currency denominated borrowings under both the Credit Facility and Commercial Paper program are designated as net investment hedges of a portion of our international investments.

            On September 30, 2015, we had an aggregate available borrowing capacity of $4.6 billion under the Credit Facility and the Supplemental Facility. The maximum aggregate outstanding balance under the two credit facilities during the nine months ended September 30, 2015 was $1.8 billion and the weighted average outstanding balance was $1.2 billion. Letters of credit of $37.1 million were outstanding under the two credit facilities as of September 30, 2015.

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

            On August 17, 2015, the Operating Partnership issued $500.0 million of senior unsecured notes at a fixed interest rate of 2.50% with a maturity date of September 1, 2020 and $600.0 million of senior unsecured notes at a fixed interest rate of 3.50% with a maturity date of September 1, 2025. Proceeds from the unsecured notes offering were used to repay debt and for general corporate purposes.

            On March 2, 2015, the Operating Partnership increased the maximum aggregate program size of its Commercial Paper program from $500.0 million to $1.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating

Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness. Our Commercial Paper program is supported by our Credit Facility and Supplemental Facility and if necessary or appropriate, we may make one or more draws under either the Credit Facility or Supplemental Facility to pay amounts outstanding from time to time on the Commercial Paper program. At September 30, 2015, we had $803.6 million outstanding under the Commercial Paper program, comprised of $610.0 million outstanding in U.S. dollar denominated notes and $193.6 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.27% and 0.06%, respectively. The borrowings mature on various dates from October 2, 2015 to December 22, 2015.

            During the nine months ended September 30, 2015, we redeemed at par or repaid at maturity $693.5 million of senior unsecured notes with fixed rates ranging from 5.10% to 5.75%.

  Mortgage Debt

            Total mortgage indebtedness was $6.5 billion and $6.2 billion at September 30, 2015 and December 31, 2014, respectively.

            On January 15, 2015, we acquired two properties — Jersey Gardens in Elizabeth, New Jersey (renamed The Mills at Jersey Gardens) and University Park Village in Fort Worth, Texas, subject to existing fixed-rate mortgage loans of $350.0 million and $55.0 million, respectively. The loans mature on November 1, 2020 and May 1, 2028 and bear interest at 3.83% and 3.85%, respectively.

  Covenants

            Our unsecured debt agreements contain financial and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2015, we were in compliance with all covenants of our unsecured debt.

            At September 30, 2015, we or our subsidiaries are the borrowers under 40 non-recourse mortgage notes secured by mortgages on 54 properties, including five separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 21 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At September 30, 2015, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2015 and December 31, 2014, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of September 30, 2015	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2014	Effective Weighted Average Interest Rate
Fixed Rate	$20,497,791	4.41%	$19,424,456	4.63%
Variable Rate	2,131,263	1.23%	1,428,537	1.43%

	$22,629,054	4.11%	$20,852,993	4.41%

  Contractual Obligations

            There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2014 Annual Report on Form 10-K.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2015, for the remainder of 2015 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2015	2016 - 2017	2018 - 2019	After 2019	Total
Long Term Debt (1)	$824,919	$5,920,882	$4,655,395	$11,217,764	$22,618,960
Interest Payments (2)	234,125	1,553,750	1,089,022	2,617,428	5,494,325

(1)
Represents principal maturities only and, therefore, excludes net premiums of $10,094.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2015.

  Off-Balance Sheet Arrangements

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2015, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $346.6 million (of which we have a right of recovery from our joint venture partners of $104.0 million). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

            Acquisitions.    On January 15, 2015, we acquired a 100% interest in Jersey Gardens (renamed The Mills at Jersey Gardens) in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by Glimcher Realty Trust, for $677.9 million of cash and the assumption of existing mortgage debt of $405.0 million.

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

            During the first nine months of 2015, we disposed of our interests in two unconsolidated retail properties. The aggregate gain recognized on these transactions was approximately $16.3 million.

Joint Venture Formation Activity

            On April 13, 2015, we announced a joint venture with Sears, whereby Sears contributed 10 of its properties located at our malls to the joint venture in exchange for a 50% noncontrolling interest in the joint venture. We contributed $114.0 million in cash in exchange for a 50% noncontrolling interest in the joint venture. Sears or its affiliates are leasing back each of the 10 properties from the joint venture. The joint venture has the right to recapture not less than 50% of the space leased to Sears to be used for purposes of redeveloping and releasing the recaptured space. We will provide development, leasing and management services to the joint venture for any recaptured space. On July 7, 2015, we separately invested approximately $33.0 million in exchange for 1,125,760 common shares of Seritage Growth Properties, or Seritage, a public REIT recently formed by Sears. Seritage now holds Sears' interest in the joint venture.

            On July 22, 2015, we closed on our previously announced joint venture with HBC, to which HBC contributed 42 properties in the U.S. and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling interest in the newly formed joint venture. As of September 30, 2015, we have funded $1.0 million of this commitment. On September 30, 2015, HBC announced it had closed on the acquisition of Galeria Holding, the parent company of Germany's leading department store, Kaufhof. In conjunction with the closing, the joint venture acquired 41 Kaufhof properties in Germany from HBC. All of the joint venture's properties have been leased to affiliates of HBC. We contributed an additional $178.5 million to the joint venture upon closing of the Galeria Holding transaction. Our noncontrolling interest in the joint venture is approximately 8.2%. Our share of net income was not significant for the quarter ended September 30, 2015.

Development Activity

            New Domestic Developments, Redevelopments and Expansions.    During 2015, construction began on the following properties:

  •
  A 355,000 square foot upscale outlet center located in Columbus, Ohio, which is scheduled to open in June 2016. We own a 50% noncontrolling interest in this project. Our estimated share of the cost of this project is $47.5 million.

  •
  Clarksburg Premium Outlets, a 392,000 square foot project, located in Clarksburg, Maryland, which is scheduled to open in October 2016. We own a 66% noncontrolling interest in this project. Our estimated share of the cost of this project is $124.8 million.

  •
  The Shops at Clearfork, a 545,000 square foot project located in Fort Worth, Texas, which is scheduled to open in February 2017. We own a 45% noncontrolling interest in this project. Our estimated share of the cost of this project is $101.6 million.

            During 2015, the following Premium Outlets opened:

  •
  Gloucester Premium Outlets, a 370,000 square foot project located in Gloucester, New Jersey, opened on August 13, 2015. We own a 50% noncontrolling interest in this project. Our share of the cost of this project was approximately $61.4 million.

  •
  Tucson Premium Outlets, a 366,000 square foot project, opened on October 1, 2015. We own a 100% interest in this project. The cost of this project was approximately $95.0 million.

  •
  Tampa Premium Outlets, a 441,000 square foot project, opened on October 29, 2015. We own a 100% interest in this project. The cost of this project was approximately $129.2 million.

            On April 23, 2015, we announced a partnership with Swire Properties Inc. and Whitman Family Development to jointly develop the approximately 500,000 square foot shopping center component of Brickell City Centre, a mixed-use development in downtown Miami. We own a 25% interest in the retail component of this project, which is scheduled to open in September 2016. Our share of the estimated cost of this project is approximately $100.0 million.

            We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, are underway at 30 properties.

            Our share of the costs of all new development and redevelopment projects currently under construction is approximately $2.4 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 8-12% for all of our new development, expansion and redevelopment projects.

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2015 will be approximately $133 million, primarily funded through reinvested joint venture cash flow and construction loans.

            The following table describes these new development and expansion projects as well as our share of the estimated total cost as of September 30, 2015 (in millions):

Property	Location	Gross Leasable Area (sqft)	Our Ownership Percentage	Our Share of Projected Net Cost (in Local Currency)	Our Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Provence Designer Outlets	Miramas, France	269,000	90%	EUR 104,111	$117.2	Mar. - 2017
Vancouver Designer Outlets	Vancouver (British Columbia), Canada	242,000	45%	CAD 70.2	$56.5	Opened Jul. - 2015
Expansions:
Yeoju Premium Outlets Phase 2	Gyeonggi Province, South Korea	265,400	50%	KRW 79,361	$71.8	Opened Feb. - 2015
Shisui Premium Outlets Phase 2	Shisui (Chiba), Japan	130,000	40%	JPY 2,895	$24.1	Opened Apr - 2015

Dividends and Stock Repurchase Program

            We paid a common stock dividend of $1.55 per share in the third quarter of 2015. Our Board of Directors declared a cash dividend for the fourth quarter of 2015 of $1.60 per share of common stock payable on November 30, 2015 to stockholders of record on November 16, 2015. We must pay a minimum amount of dividends to maintain our status as a REIT. Our future dividends and future distributions of the Operating Partnership will be determined by the Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain our status as a REIT.

            On April 2, 2015, our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock over the next twenty-four months as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. Through September 30, 2015, we have repurchased 1,903,340 shares at an average price of $180.19 per share as part of this program.

Forward-Looking Statements

            Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability and terms of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, changes in value of investments in foreign entities, the ability to hedge interest rate and currency risk, risks associated with the acquisition, development, expansion, leasing and management of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic conditions, changes in market rental rates, security breaches that could compromise our information technology or infrastructure or personally identifiable data of customers of our retail properties, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, the intensely competitive market environment in the retail industry, costs of common area maintenance, risks related to international activities, insurance costs and coverage, the loss of key management personnel, terrorist activities, changes in economic and market conditions and maintenance of our status as a REIT. We discussed these and other risks and uncertainties under the heading "Risk Factors" in our 2014 Annual Report on Form 10-K. We may update that discussion in subsequent periodic reports, but we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

            The following schedule reconciles total FFO to consolidated net income and diluted net income per share to diluted FFO per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Funds from Operations	$918,686	$689,381	$2,704,773	$2,338,550

Change in FFO from prior period	33.3%	–14.1%	15.7%	1.2%

Consolidated Net Income	$492,496	$296,963	$1,472,530	$1,175,534
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	285,490	277,936	861,570	915,040
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	143,747	135,131	395,815	410,848
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(17,717)	(16,339)	(154,484)
Net income attributable to noncontrolling interest holders in properties	(839)	(750)	(2,138)	(1,720)
Noncontrolling interests portion of depreciation and amortization	(895)	(869)	(2,726)	(2,729)
Preferred distributions and dividends	(1,313)	(1,313)	(3,939)	(3,939)

FFO of the Operating Partnership (A) (B) (C)	$918,686	$689,381	$2,704,773	$2,338,550
FFO allocable to limited partners	131,790	100,286	389,777	339,171

Dilutive FFO allocable to common stockholders (A) (B) (C)	$786,896	$589,095	$2,314,996	$1,999,379

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.36	$0.81	$4.04	$3.22
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, net of noncontrolling interests portion of depreciation and amortization	1.18	1.14	3.47	3.64
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(0.05)	(0.05)	(0.43)

Diluted FFO per share (A) (B) (C)	$2.54	$1.90	$7.46	$6.43

Basic and Diluted weighted average shares outstanding	309,417	310,772	310,333	310,713
Weighted average limited partnership units outstanding	51,817	52,873	52,251	52,709

Basic and Diluted weighted average shares and units outstanding	361,234	363,645	362,584	363,422

(A)
Includes FFO of the Operating Partnership related to the Washington Prime properties, net of transaction expenses, of $108.0 million for the nine months ended September 30, 2014. Includes Diluted FFO per share related to Washington Prime properties, net of transaction expenses, of $0.30 for the nine months ended September 30, 2014. Includes Diluted FFO allocable to common stockholders of $92.4 million for the nine months ended September 30, 2014 related to the Washington Prime properties, net of transaction expenses.

(B)
Includes FFO of the Operating Partnership related to a gain on sale of marketable securities of $80.2 million, or $0.22 per diluted share, for the nine months ended September 30, 2015. Includes Diluted FFO allocable to common stockholders of $68.6 million for the nine months ended September 30, 2015.

(C)
FFO of the Operating Partnership includes a loss on extinguishment of debt of $127.6 million, or $0.35 per diluted share, for the three and nine months ended September 30, 2014. Diluted FFO allocable to common stockholders includes a loss on extinguishment of debt of $109.1 million for the three and nine months ended September 30, 2014.

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$492,496	$296,963	$1,472,530	$1,175,534
Discontinued operations	—	—	—	(67,524)
Discontinued operations transaction expenses	—	—	—	38,163
Income and other taxes	3,658	6,589	13,440	20,078
Interest expense	229,654	249,780	692,801	758,945
Income from unconsolidated entities	(68,221)	(55,631)	(203,289)	(168,473)
Loss on extinguishment of debt	—	127,573	—	127,573
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(17,717)	(16,339)	(154,242)

Operating Income	657,587	607,557	1,959,143	1,730,054
Depreciation and amortization	289,360	281,661	873,243	849,369

NOI of consolidated properties	$946,947	$889,218	$2,832,386	$2,579,423

Reconciliation of NOI of unconsolidated entities:
Net Income	$189,470	$160,896	$581,729	$499,867
Interest expense	147,333	147,817	443,396	449,512
Gain on sale or disposal of assets and interests in unconsolidated entities	—	—	(35,779)	—
Income from operations of discontinued joint venture interests	—	—	—	(5,079)

Operating Income	336,803	308,713	989,346	944,300
Depreciation and amortization	145,351	147,946	435,615	442,141

NOI of unconsolidated entities	$482,154	$456,659	$1,424,961	$1,386,441

Total consolidated and unconsolidated NOI from continuing operations	$1,429,101	$1,345,877	$4,257,347	$3,965,864

Change in total NOI from continuing operations from prior period	6.2%	7.2%	7.3%	8.8%
Adjustments to NOI:
NOI of discontinued consolidated properties	—	—	—	169,828
NOI of discontinued unconsolidated properties	—	—	—	17,445

Total NOI of our portfolio	$1,429,101	$1,345,877	$4,257,347	$4,153,137

Change in NOI from prior period	6.2%	–1.4%	2.5%	4.4%
Add: Our share of NOI from Klépierre	52,086	51,440	138,747	171,506
Less: Joint venture partners' share of NOI from continuing operations	253,199	235,205	744,467	712,870
Less: Joint venture partner's share of NOI from discontinued operations	—	—	—	12,998

Our share of NOI	$1,227,988	$1,162,112	$3,651,627	$3,598,775

Change in our share of NOI from prior period	5.7%	–2.8%	1.5%	3.3%
Total NOI of our portfolio	$1,429,101	$1,345,877	$4,257,347	$4,153,137
NOI from non comparable properties (1)	220,386	187,368	723,843	749,324

Total NOI of comparable properties (2)	$1,208,715	$1,158,509	$3,533,504	$3,403,813

Increase in NOI of U.S. Malls, Premium Outlets, and The Mills that are comparable properties	4.3%		3.8%

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

Item 4.    Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

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

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            During the quarter ended September 30, 2015, we issued 100 shares of common stock on September 21, 2015 to a limited partner of the Operating Partnership in exchange for an equal number of units. The issuance of the shares of common stock was made pursuant to the partnership agreement of the Operating Partnership. The issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

  Issuer Purchases of Equity Securities

            There were no purchase of equity securities made during the quarter ended September 30, 2015.

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

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
/s/ ANDREW JUSTER Andrew Juster Executive Vice President and Chief Financial Officer
Date: November 4, 2015