Form 10-Q/A
period 2015-06-30
SIMON PROPERTY GROUP INC /DE/
filed 2016-01-13
CIK 1063761

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

 EXPLANATORY NOTE

            We are filing this Amendment No. 1 on Form 10-Q/A (this "Form 10-Q/A") to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 as originally filed with the Securities and Exchange Commission on August 5, 2015 (the "Original Form 10-Q"): (i) Item 1 of Part I "Financial Information," (ii) Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations," (iii) Item 4 of Part I, "Controls and Procedures," and (iv) Item 6 of Part II, "Exhibits", and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. We are amending and restating these items to reflect the recognition of the non-cash gain described in the following paragraph. No other sections were affected, but for the convenience of the reader, this Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the amendment and restatement described below.

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

            Additionally, on May 11, 2015, we purchased an additional 6.3 million shares of Klépierre increasing our ownership from 18.3% to 20.3%.

            The unaudited consolidated balance sheet and unaudited consolidated statement of operations and comprehensive income for the quarter ended June 30, 2015 included in this Form 10-Q/A have been amended and restated to include the effects of the $206.9 million non-cash gain. This adjustment does not affect previously reported cash flows generated from operating activities or our non-GAAP measures (Funds from Operations, NOI and comparable property NOI) disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and does not affect the Ratio of Earnings to Fixed Charges for the applicable periods. We have made necessary conforming changes in "MD&A" resulting from this adjustment.

Simon Property Group, Inc. and Subsidiaries
Form 10-Q/A

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS:
Investment properties at cost	$32,898,773	$31,318,532
Less — accumulated depreciation	9,409,100	8,950,747

	23,489,673	22,367,785
Cash and cash equivalents	565,657	612,282
Tenant receivables and accrued revenue, net	537,172	580,197
Investment in unconsolidated entities, at equity	2,353,339	2,378,800
Investment in Klepierre, at equity	2,010,673	1,786,477
Deferred costs and other assets	1,333,944	1,806,789

Total assets	$30,290,458	$29,532,330

LIABILITIES:
Mortgages and unsecured indebtedness	$22,070,777	$20,852,993
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,215,444	1,259,681
Cash distributions and losses in partnerships and joint ventures, at equity	1,344,028	1,167,163
Other liabilities	248,596	275,451

Total liabilities	24,878,845	23,555,288

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership	25,537	25,537
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	43,898	44,062
Common stock, $0.0001 par value, 511,990,000 shares authorized, 314,807,366 and 314,320,664 issued and outstanding, respectively	31	31
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,357,541	9,422,237
Accumulated deficit	(4,097,329)	(4,208,183)
Accumulated other comprehensive loss	(246,575)	(61,041)
Common stock held in treasury at cost, 5,397,729 and 3,540,754 shares, respectively	(437,751)	(103,929)

Total stockholders' equity	4,619,815	5,093,177
Noncontrolling interests	766,261	858,328

Total equity	5,386,076	5,951,505

Total liabilities and equity	$30,290,458	$29,532,330

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Minimum rent	$768,138	$728,486	$1,521,583	$1,450,768
Overage rent	37,029	39,160	75,986	70,834
Tenant reimbursements	364,309	342,250	704,479	667,721
Management fees and other revenues	40,027	34,142	75,106	64,749
Other income	139,607	37,944	188,191	84,932

Total revenue	1,349,110	1,181,982	2,565,345	2,339,004

EXPENSES:
Property operating	99,841	92,630	199,598	187,577
Depreciation and amortization	295,778	287,214	583,883	567,708
Real estate taxes	106,487	99,396	213,374	193,699
Repairs and maintenance	22,676	21,656	52,410	51,421
Advertising and promotion	41,215	38,149	59,971	60,768
Provision for credit losses	2,685	2,442	6,533	6,866
Home and regional office costs	39,346	44,958	75,250	80,246
General and administrative	15,345	15,599	30,344	30,454
Other	23,352	18,407	42,426	37,769

Total operating expenses	646,725	620,451	1,263,789	1,216,508

OPERATING INCOME	702,385	561,531	1,301,556	1,122,496
Interest expense	(230,974)	(254,930)	(463,147)	(509,164)
Income and other taxes	(3,420)	(6,626)	(9,781)	(13,489)
Income from unconsolidated entities	70,196	55,764	135,068	112,842
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	16,339	133,870	223,266	136,525

Consolidated income from continuing operations	554,526	489,609	1,186,962	849,210
Discontinued operations and gain on disposal	—	26,022	—	67,524
Discontinued operations transaction expenses	—	(38,163)	—	(38,163)

CONSOLIDATED NET INCOME	554,526	477,468	1,186,962	878,571
Net income attributable to noncontrolling interests	80,748	70,047	173,215	128,667
Preferred dividends	834	834	1,669	1,669

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$472,944	$406,587	$1,012,078	$748,235

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$1.52	$1.34	$3.26	$2.33
Discontinued operations	—	(0.03)	—	0.08

Net income attributable to common stockholders	$1.52	$1.31	$3.26	$2.41

Consolidated Net Income	$554,526	$477,468	$1,186,962	$878,571
Unrealized gain (loss) on derivative hedge agreements	9,240	(8)	19,339	(7,541)
Net (gain) loss reclassified from accumulated other comprehensive income into earnings	(77,536)	2,577	(74,909)	5,274
Currency translation adjustments	(14,282)	4,046	(138,793)	17,779
Changes in available-for-sale securities and other	(27,721)	202	(22,084)	682

Comprehensive income	444,227	484,285	970,515	894,765
Comprehensive income attributable to noncontrolling interests	65,193	71,020	142,302	130,802

Comprehensive income attributable to common stockholders	$379,034	$413,265	$828,213	$763,963

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,186,962	$878,571
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	615,249	670,714
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(223,266)	(136,767)
Gain on sale of marketable securities	(80,187)	—
Straight-line rent	(27,206)	(23,165)
Equity in income of unconsolidated entities	(135,068)	(113,494)
Distributions of income from unconsolidated entities	120,918	105,087
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	70,426	63,647
Deferred costs and other assets	(40,841)	(45,761)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(3,681)	(127,695)

Net cash provided by operating activities	1,483,306	1,271,137

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,231,381)	(85,459)
Funding of loans to related parties	—	(33,236)
Repayments of loans to related parties	—	4,092
Capital expenditures, net	(488,950)	(366,034)
Cash impact from the consolidation of properties	—	5,402
Investments in unconsolidated entities	(153,663)	(115,827)
Purchase of marketable and non-marketable securities	(17,450)	(9,201)
Proceeds from sale of marketable and non-marketable securities	454,012	—
Distributions of capital from unconsolidated entities and other	583,626	287,870

Net cash used in investing activities	(853,806)	(312,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(3,465)	(71)
Cash impact of Washington Prime spin-off	—	(33,776)
Purchase of preferred stock, limited partner units and treasury stock	(505,691)	—
Purchase of noncontrolling interest in consolidated properties	—	(89,818)
Distributions to noncontrolling interest holders in properties	(4,049)	(18,164)
Contributions from noncontrolling interest holders in properties	613	388
Preferred distributions of the Operating Partnership	(958)	(957)
Preferred dividends and distributions to stockholders	(902,815)	(793,892)
Distributions to limited partners	(151,318)	(133,858)
Proceeds from issuance of debt, net of transaction costs	4,058,658	1,405,336
Repayments of debt	(3,167,100)	(2,348,113)
Proceeds from issuance of debt related to Washington Prime properties, net	—	1,003,135

Net cash used in financing activities	(676,125)	(1,009,790)

DECREASE IN CASH AND CASH EQUIVALENTS	(46,625)	(51,046)
CASH AND CASH EQUIVALENTS, beginning of period	612,282	1,716,863

CASH AND CASH EQUIVALENTS, end of period	$565,657	$1,665,817

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

3. Significant Accounting Policies

  Restatement of Financial Statements

            Our unaudited consolidated financial statements for the six months ended June 30, 2015 have been restated to record the affect of a non-cash gain of $206.9 million, solely related to our equity method investment in Klépierre SA, or Klépierre, and its acquisition of Corio N.V., or Corio, in January, 2015 which should have been recorded in the first quarter of 2015. Klépierre issued 114 million additional shares of its common stock in connection with Klépierre's acquisition of Corio which effectively reduced our percentage ownership interest in Klépierre common shares from 28.9% to 18.3% during the quarterly period ending March 2015. As a result of Klépierre's issuance of additional shares and the reduction in our ownership interest, we were required to recognize a gain (or loss) based on the difference in Klépierre's issue price per share as compared to our carrying value per Klépierre share. This non-cash gain is recognized in our net income in the period the change of our ownership interest occurred. We sold no shares of Klépierre in 2015 in connection with Klépierre's Corio acquisition or otherwise. Additionally, on May 11, 2015, we purchased an additional 6.3 million shares of Klépierre increasing our ownership from 18.3% to 20.3%.

            The following table summarizes the effects of our restatement resulting from the adjustment.

	As of and for the Six Months Ended June 30, 2015
	Previously Reported	Adjustment	Restated
	(amounts in thousands, except per share data)
Consolidated Statements of Operations and Comprehensive Income:
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	$16,339	$206,927	$223,266
Consolidated net income	$980,035	$206,927	$1,186,962
Basic and diluted earnings per common share	$2.69	$0.57	$3.26
Consolidated Balance Sheets:
Investment in Klépierre, at equity	$1,803,746	$206,927	$2,010,673
Total stockholders' equity	$4,442,881	$176,934	$4,619,815
Noncontrolling interests	$736,268	$29,993	$766,261

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

  Noncontrolling Interests

            Details of the carrying amount of our noncontrolling interests are as follows:

	As of June 30, 2015	As of December 31, 2014
Limited partners' interests in the Operating Partnership	$766,672	$858,557
Nonredeemable noncontrolling deficit interests in properties, net	(411)	(229)

Total noncontrolling interests reflected in equity	$766,261	$858,328

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

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Noncontrolling interests, beginning of period	$858,611	$989,988	$858,328	$973,226
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	80,269	70,060	172,257	127,710
Distributions to noncontrolling interest holders	(78,488)	(74,029)	(153,398)	(151,465)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized gain (loss) on derivative hedge agreements	1,380	(17)	2,861	(1,253)
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(11,126)	376	(10,745)	768
Currency translation adjustments	(1,667)	586	(19,665)	2,518
Changes in available-for-sale securities and other	(4,141)	30	(3,364)	102

	(15,554)	975	(30,913)	2,135

Adjustment to limited partners' interest from change in ownership in the Operating Partnership	(75,905)	(121,454)	(81,503)	(188,680)
Units issued to limited partners	—	—	—	84,910
Units exchanged for common shares	(56)	(279)	(7,905)	(1,190)
Units redeemed	(14,843)	—	(14,843)	—
Long-term incentive performance units	11,812	12,484	23,640	24,969
Purchase and disposition of noncontrolling interests, net, and other	415	4,599	598	10,729

Noncontrolling interests, end of period	$766,261	$882,344	$766,261	$882,344

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net Income attributable to Common Stockholders — Basic and Diluted	$472,944	$406,587	$1,012,078	$748,235

Weighted Average Shares Outstanding — Basic and Diluted	310,498,911	310,743,242	310,798,814	310,683,240

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

  European Investments

            At June 30, 2015, we owned 63,924,148 shares, or approximately 20.3%, of Klépierre, which had a quoted market price of $44.29 per share. On July 29, 2014 Klépierre announced that it had entered into a conditional agreement to acquire Corio N.V., or Corio, pursuant to which Corio shareholders received 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015 the tender offer transaction closed and the merger was completed on March 31, 2015, reducing our ownership from 28.9% at December 31, 2014 to 18.3% resulting in a non-cash gain of $206.9 million as further discussed in Note 3. On May 11, 2015 we purchased 6,290,000 additional shares of Klépierre for $279.4 million bringing our ownership to 20.3%. All of the excess investment related to the purchase has been allocated to investment property. Our share of net income, net of amortization of our excess investment, was $9.6 million and $135.9 million for the six months ended June 30, 2015 and 2014, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $740.3 million, $277.6 million and $96.9 million, respectively, for the six months ended June 30, 2015 and $654.8 million, $281.1 million and $1.2 billion, respectively, for the six months ended June 30, 2014. On April 16, 2014, Klépierre completed the disposal of a portfolio of 126 retail galleries located in France, Spain and Italy. Total gross consideration for the transaction, including transfer duties, was €1.98 billion (€1.65 billion Klépierre's group share). The net cash proceeds were used by Klépierre to reduce its overall indebtedness. In connection with this transaction, we recorded a gain of $133.9 million, net of the write-off of a portion of our excess investment, which is included in "Gain upon acquisition of controlling interests and sale or disposal of assets and interest in unconsolidated entities, net" in the accompanying consolidated statements of operations and comprehensive income.

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

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2015	$44,062	$31	$(61,041)	$9,422,237	$(4,208,183)	$(103,929)	$858,328	$5,951,505
Exchange of limited partner units for common shares				7,905			(7,905)	—
Redemption of limited partner units				(147,841)			(14,843)	(162,684)
Treasury stock purchase						(343,007)		(343,007)
LTIP units							23,640	23,640
Purchase and disposition of noncontrolling interests, net and other	(164)			(6,263)	(78)	9,185	598	3,278
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				81,503			(81,503)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(902,815)		(151,318)	(1,054,133)
Distributions to other noncontrolling interest partners							(2,080)	(2,080)
Comprehensive income, excluding $958 attributable to preferred interests in the Operating Partnership			(185,534)		1,013,747		141,344	969,557

June 30, 2015	$43,898	$31	$(246,575)	$9,357,541	$(4,097,329)	$(437,751)	$766,261	$5,386,076

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

  Results Overview

            Diluted earnings per common share increased $0.85 during the first six months of 2015 to $3.26 from $2.41 for the same period last year. The increase in diluted earnings per share was primarily attributable to:

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

            During the six months ended June 30, 2015, we disposed of our interests in two unconsolidated retail properties resulting in a gain of $16.3 million and we recorded a non-cash gain on Klépierre's acquisition of Corio of $206.9 million as discussed in Note 3 of the accompanying Condensed Notes to Consolidated Financial Statements. During the six months ended June 30, 2014, we recorded a $133.9 million gain related to Klépierre's sale of a portfolio of 126 properties. Additionally, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner. The property was previously accounted for under the equity method and we recognized a non-cash gain upon consolidation of this property of $2.7 million. The aggregate gain recognized on these transactions was $136.5 million.

            Discontinued operations decreased $29.3 million due to the first six months of 2014 including approximately five months of our ownership of the Washington Prime properties, whereas 2015 did not include any ownership of those properties. Results for 2014 include $38.2 million in transaction costs related to the Washington Prime spin-off.

            Net income attributable to noncontrolling interests increased $44.5 million due to an increase in the net income of the Operating Partnership.

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

            The following schedule reconciles total FFO to consolidated net income and diluted net income per share to diluted FFO per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Funds from Operations	$955,356	$783,833	$1,786,087	$1,649,166

Change in FFO from prior period	21.9%	2.3%	8.3%	9.3%

Consolidated Net Income	$554,526	$477,468	$1,186,962	$878,571
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	291,853	314,500	576,080	637,104
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	128,184	128,461	252,068	275,718
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(16,339)	(133,870)	(223,266)	(136,767)
Net income attributable to noncontrolling interest holders in properties	(609)	(447)	(1,298)	(970)
Noncontrolling interests portion of depreciation and amortization	(946)	(966)	(1,833)	(1,864)
Preferred distributions and dividends	(1,313)	(1,313)	(2,626)	(2,626)

FFO of the Operating Partnership (A) (B)	955,356	783,833	1,786,087	1,649,166
FFO allocable to limited partners	137,682	114,003	257,987	238,881

Dilutive FFO allocable to common stockholders (A) (B)	$817,674	$669,830	$1,528,100	$1,410,285

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.52	$1.31	$3.26	$2.41
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, net of noncontrolling interests portion of depreciation and amortization	1.16	1.22	2.28	2.51
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(0.05)	(0.37)	(0.62)	(0.38)

Diluted FFO per share (A) (B)	$2.63	$2.16	$4.92	$4.54

Basic and Diluted weighted average shares outstanding	310,499	310,743	310,799	310,683
Weighted average limited partnership units outstanding	52,263	52,861	52,472	52,625

Basic and Diluted weighted average shares and units outstanding	362,762	363,604	363,271	363,308

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

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$554,526	$477,468	$1,186,962	$878,571
Discontinued operations	—	(26,022)	—	(67,524)
Discontinued operations transaction expenses	—	38,163	—	38,163
Income and other taxes	3,420	6,626	9,781	13,489
Interest expense	230,974	254,930	463,147	509,164
Income from unconsolidated entities	(70,196)	(55,764)	(135,068)	(112,842)
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(16,339)	(133,870)	(223,266)	(136,525)

Operating Income	702,385	561,531	1,301,556	1,122,496
Depreciation and amortization	295,778	287,214	583,883	567,708

NOI of consolidated properties	$998,163	$848,745	$1,885,439	$1,690,204

Reconciliation of NOI of unconsolidated entities:
Net Income	$220,217	$171,390	$392,259	$338,971
Interest expense	149,041	150,059	296,062	301,696
Gain on sale or disposal of assets and interests in unconsolidated entities	(35,779)	—	(35,779)	—
Income from operations of discontinued joint venture interests	—	(2,094)	—	(5,079)

Operating Income	333,479	319,355	652,542	635,588
Depreciation and amortization	148,607	142,047	290,265	294,195

NOI of unconsolidated entities	$482,086	$461,402	$942,807	$929,783

Total consolidated and unconsolidated NOI from continuing operations	$1,480,249	$1,310,147	$2,828,246	$2,619,987

Change in total NOI from continuing operations from prior period	13.0%		7.9%
Adjustments to NOI:
NOI of discontinued consolidated properties	—	68,953	—	169,828
NOI of discontinued unconsolidated properties	—	6,969	—	17,445

Total NOI of our portfolio	$1,480,249	$1,386,069	$2,828,246	$2,807,260

Change in NOI from prior period	6.8%	5.9%	0.7%	7.5%
Add: Our share of NOI from Klépierre	43,364	53,189	86,661	120,065
Less: Joint venture partners' share of NOI from continuing operations	249,945	237,443	491,268	477,666
Less: Joint venture partners' share of NOI from discontinued operations	—	5,139	—	12,998

Our share of NOI	$1,273,668	$1,196,676	$2,423,639	$2,436,661

Change in our share of NOI from prior period	6.4%	3.8%	–0.5%	6.5%
Total NOI of our portfolio	$1,480,249	$1,386,069	$2,828,246	$2,807,260
NOI from non comparable properties (1)	300,933	247,346	502,186	560,486

Total NOI of comparable properties (2)	$1,179,316	$1,138,723	$2,326,060	$2,246,774

Increase in NOI of U.S. Malls, Premium Outlets, and The Mills that are comparable properties	3.6%		3.5%

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

            Simon's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

            Consideration of Restatement.    In light of the amendment and restatement discussed in Note 3 of the condensed notes to the unaudited interim consolidated financial statements, resulting from the non-cash error identified as part of our year end reporting procedures and controls, our Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, including whether the non-cash error was the result of a material weakness in our internal control over financial reporting. As part of this assessment, among other matters, we reconsidered whether our existing controls around the accounting for capital transactions at our equity method investees are expected to provide us with a reasonable level of assurance in meeting their stated objective. In this assessment, we considered both the controls that were in place during our interim periods and the controls that were in place in connection with our year end reporting procedures. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the controls that functioned as part of our year end reporting procedures were sufficient to provide us with a reasonable level of assurance of their effectiveness, and that had such controls functioned on an interim basis — as they now have been implemented as of December 31, 2015 — they would have been sufficient to detect the non-cash error in our unaudited interim consolidated financial statements as of June 30, 2015.

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