Form 10-Q/A
period 2015-09-30
SIMON PROPERTY GROUP INC /DE/
filed 2016-01-13
CIK 1063761

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

 EXPLANATORY NOTE

            We are filing this Amendment No. 1 on Form 10-Q/A (this "Form 10-Q/A") to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 as originally filed with the Securities and Exchange Commission on November 4, 2015 (the "Original Form 10-Q"): (i) Item 1 of Part I "Financial Information," (ii) Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations," (iii) Item 4 of Part I, "Controls and Procedures," and (iv) Item 6 of Part II, "Exhibits", and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. We are amending and restating these items to reflect the recognition of the non-cash gain described in the following paragraph. No other sections were affected, but for the convenience of the reader, this Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the amendment and restatement described below.

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

            The unaudited consolidated balance sheet and unaudited consolidated statement of operations and comprehensive income for the quarter ended September 30, 2015 included in this Form 10-Q/A have been amended and restated to include the effects of the $206.9 million non-cash gain. This adjustment does not affect previously reported cash flows generated from operating activities or our non-GAAP measures (Funds from Operations, NOI and comparable property NOI) disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and does not affect the Ratio of Earnings to Fixed Charges for the applicable periods. We have made necessary conforming changes in "MD&A" resulting from this adjustment.

Simon Property Group, Inc. and Subsidiaries
Form 10-Q/A

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS:
Investment properties at cost	$33,208,645	$31,318,532
Less — accumulated depreciation	9,664,911	8,950,747

	23,543,734	22,367,785
Cash and cash equivalents	856,861	612,282
Tenant receivables and accrued revenue, net	564,344	580,197
Investment in unconsolidated entities, at equity	2,480,603	2,378,800
Investment in Klepierre, at equity	2,008,514	1,786,477
Deferred costs and other assets	1,394,174	1,806,789

Total assets	$30,848,230	$29,532,330

LIABILITIES:
Mortgages and unsecured indebtedness	$22,629,054	$20,852,993
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,307,707	1,259,681
Cash distributions and losses in partnerships and joint ventures, at equity	1,364,943	1,167,163
Other liabilities	193,683	275,451

Total liabilities	25,495,387	23,555,288

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership	25,537	25,537
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	43,815	44,062
Common stock, $0.0001 par value, 511,990,000 shares authorized, 314,804,425 and 314,320,664 issued and outstanding, respectively	31	31
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,370,088	9,422,237
Accumulated deficit	(4,159,156)	(4,208,183)
Accumulated other comprehensive loss	(248,369)	(61,041)
Common stock held in treasury at cost, 5,394,345 and 3,540,754 shares, respectively	(437,134)	(103,929)

Total stockholders' equity	4,569,275	5,093,177
Noncontrolling interests	758,031	858,328

Total equity	5,327,306	5,951,505

Total liabilities and equity	$30,848,230	$29,532,330

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Minimum rent	$788,368	$740,214	$2,309,951	$2,190,983
Overage rent	47,433	52,502	123,419	123,336
Tenant reimbursements	373,223	350,595	1,077,702	1,018,316
Management fees and other revenues	38,568	36,396	113,674	101,145
Other income	72,545	54,987	260,736	139,918

Total revenue	1,320,137	1,234,694	3,885,482	3,573,698

EXPENSES:
Property operating	115,820	106,742	315,418	294,318
Depreciation and amortization	289,360	281,661	873,243	849,369
Real estate taxes	114,145	97,359	327,519	291,058
Repairs and maintenance	21,189	21,416	73,599	72,838
Advertising and promotion	38,756	38,359	98,727	99,128
(Recovery of) provision for credit losses	(361)	1,769	6,172	8,635
Home and regional office costs	37,204	40,753	112,454	120,999
General and administrative	14,838	14,388	45,182	44,842
Other	31,599	24,690	74,025	62,457

Total operating expenses	662,550	627,137	1,926,339	1,843,644

OPERATING INCOME	657,587	607,557	1,959,143	1,730,054
Interest expense	(229,654)	(249,780)	(692,801)	(758,945)
Loss on extinguishment of debt	—	(127,573)	—	(127,573)
Income and other taxes	(3,658)	(6,589)	(13,440)	(20,078)
Income from unconsolidated entities	68,221	55,631	203,289	168,473
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	17,717	223,266	154,242

Consolidated income from continuing operations	492,496	296,963	1,679,457	1,146,173
Discontinued operations and gain on disposal	—	—	—	67,524
Discontinued operations transaction expenses	—	—	—	(38,163)

CONSOLIDATED NET INCOME	492,496	296,963	1,679,457	1,175,534
Net income attributable to noncontrolling interests	71,653	44,161	244,868	172,828
Preferred dividends	834	834	2,503	2,503

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$420,009	$251,968	$1,432,086	$1,000,203

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$1.36	$0.81	$4.62	$3.14
Discontinued operations	—	—	—	0.08

Net income attributable to common stockholders	$1.36	$0.81	$4.62	$3.22

Consolidated Net Income	$492,496	$296,963	$1,679,457	$1,175,534
Unrealized (loss) gain on derivative hedge agreements	(6,884)	5,354	12,455	(2,187)
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	2,819	2,673	(72,090)	7,947
Currency translation adjustments	(6,033)	(74,029)	(144,826)	(56,250)
Changes in available-for-sale securities and other	8,004	(8,487)	(14,080)	(7,806)

Comprehensive income	490,402	222,474	1,460,916	1,117,238
Comprehensive income attributable to noncontrolling interests	71,352	33,349	213,654	164,151

Comprehensive income attributable to common stockholders	$419,050	$189,125	$1,247,262	$953,087

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,679,457	$1,175,534
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	920,689	973,634
Loss on debt extinguishment	—	127,573
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(223,266)	(154,484)
Gain on sale of marketable securities	(80,187)	—
Straight-line rent	(39,627)	(36,952)
Equity in income of unconsolidated entities	(203,289)	(169,125)
Distributions of income from unconsolidated entities	191,886	148,502
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	55,676	45,362
Deferred costs and other assets	(87,403)	(54,622)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	4,892	(123,200)

Net cash provided by operating activities	2,218,828	1,932,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,410,881)	(85,459)
Funding of loans to related parties	—	(42,685)
Repayments of loans to related parties	—	105,175
Capital expenditures, net	(772,850)	(467,084)
Cash impact from the consolidation of properties	—	5,402
Investments in unconsolidated entities	(233,416)	(155,815)
Purchase of marketable and non-marketable securities	(49,157)	(323,508)
Proceeds from sale of marketable and non-marketable securities	454,012	—
Distributions of capital from unconsolidated entities and other	739,845	372,560

Net cash used in investing activities	(1,272,447)	(591,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(3,547)	(122)
Cash impact of Washington Prime spin-off	—	(33,776)
Redemption of limited partner units	—	(14,435)
Purchase of preferred stock, limited partner units and treasury stock	(505,691)	—
Purchase of noncontrolling interest in consolidated properties and other	—	(172,652)
Distributions to noncontrolling interest holders in properties	(6,026)	(19,486)
Contributions from noncontrolling interest holders in properties	777	686
Preferred distributions of the Operating Partnership	(1,436)	(1,436)
Preferred dividends and distributions to stockholders	(1,383,253)	(1,198,726)
Distributions to limited partners	(231,833)	(202,754)
Loss on debt extinguishment	—	(127,573)
Proceeds from issuance of debt, net of transaction costs	6,346,923	2,685,376
Repayments of debt	(4,917,716)	(4,157,910)
Proceeds from issuance of debt related to Washington Prime properties, net	—	1,003,135

Net cash used in financing activities	(701,802)	(2,239,673)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	244,579	(898,865)
CASH AND CASH EQUIVALENTS, beginning of period	612,282	1,716,863

CASH AND CASH EQUIVALENTS, end of period	$856,861	$817,998

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

3. Significant Accounting Policies

  Restatement of Financial Statements

            Our unaudited consolidated financial statements for the nine months ended September 30, 2015 have been restated to record the affect of a non-cash gain of $206.9 million, solely related to our equity method investment in Klépierre SA, or Klépierre, and its acquisition of Corio N.V., or Corio, in January, 2015 which should have been recorded in the first quarter of 2015. Klépierre issued 114 million additional shares of its common stock in connection with Klépierre's acquisition of Corio which effectively reduced our percentage ownership interest in Klépierre common shares from 28.9% to 18.3% during the quarterly period ending March 2015. As a result of Klépierre's issuance of additional shares and the reduction in our ownership interest, we were required to recognize a gain (or loss) based on the difference in Klépierre's issue price per share as compared to our carrying value per Klépierre share. This non-cash gain is recognized in our net income in the period the change of our ownership interest occurred. We sold no shares of Klépierre in 2015 in connection with Klépierre's Corio acquisition or otherwise. Additionally, on May 11, 2015, we purchased an additional 6.3 million shares of Klépierre increasing our ownership from 18.3% to 20.3%.

            The following table summarizes the effects of our restatement resulting from the adjustment.

	As of and for the Nine Months Ended September 30, 2015
	Previously Reported	Adjustment	Restated
	(amounts in thousands, except per share data)
Consolidated Statements of Operations and Comprehensive Income:
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	$16,339	$206,927	$223,266
Consolidated net income	$1,472,530	$206,927	$1,679,457
Basic and diluted earnings per common share	$4.04	$0.57	$4.62
Consolidated Balance Sheets:
Investment in Klépierre, at equity	$1,801,587	$206,927	$2,008,514
Total stockholders' equity	$4,392,341	$176,934	$4,569,275
Noncontrolling interests	$728,038	$29,993	$758,031

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

  Noncontrolling Interests

            Details of the carrying amount of our noncontrolling interests are as follows:

	As of September 30, 2015	As of December 31, 2014
Limited partners' interests in the Operating Partnership	$758,219	$858,557
Nonredeemable noncontrolling deficit interests in properties, net	(188)	(229)

Total noncontrolling interests reflected in equity	$758,031	$858,328

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

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Noncontrolling interests, beginning of period	$766,261	$882,344	$858,328	$973,226
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	71,175	43,682	243,432	171,392
Distributions to noncontrolling interest holders	(81,296)	(69,405)	(234,694)	(220,870)
Other comprehensive (loss) income allocable to noncontrolling interests:
Unrealized (loss) gain on derivative hedge agreements	(987)	792	1,874	(460)
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	404	388	(10,341)	1,155
Currency translation adjustments	(865)	(10,758)	(20,530)	(8,240)
Changes in available-for-sale securities and other	1,148	(1,234)	(2,216)	(1,132)

	(300)	(10,812)	(31,213)	(8,677)

Adjustment to limited partners' interest from change in ownership in the Operating Partnership	(9,791)	(11,786)	(91,294)	(200,466)
Units issued to limited partners	—	—	—	84,910
Units exchanged for common shares	(2)	(9)	(7,907)	(1,199)
Units redeemed	—	(1,463)	(14,843)	(1,463)
Long-term incentive performance units	11,819	12,485	35,459	37,454
Purchase and disposition of noncontrolling interests, net, and other	165	300	763	11,029

Noncontrolling interests, end of period	$758,031	$845,336	$758,031	$845,336

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income attributable to Common Stockholders — Basic and Diluted	$420,009	$251,968	$1,432,086	$1,000,203

Weighted Average Shares Outstanding — Basic and Diluted	309,417,298	310,772,019	310,333,248	310,713,158

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

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2015	$44,062	$31	$(61,041)	$9,422,237	$(4,208,183)	$(103,929)	$858,328	$5,951,505
Exchange of limited partner units for common shares				7,907			(7,907)	—
Redemption of limited partner units				(147,841)			(14,843)	(162,684)
Treasury stock purchase						(343,007)		(343,007)
LTIP units							35,459	35,459
Purchase and disposition of noncontrolling interests, net and other	(247)			(3,509)	(2,309)	9,802	763	4,500
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				91,294			(91,294)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,383,253)		(231,833)	(1,615,086)
Distributions to other noncontrolling interest partners							(2,861)	(2,861)
Comprehensive income, excluding $1,436 attributable to preferred interests in the Operating Partnership			(187,328)		1,434,589		212,219	1,459,480

September 30, 2015	$43,815	$31	$(248,369)	$9,370,088	$(4,159,156)	$(437,134)	$758,031	$5,327,306

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

  Results Overview

            Diluted earnings per common share increased $1.40 during the first nine months of 2015 to $4.62 from $3.22 for the same period last year. The increase in diluted earnings per common share was primarily attributable to:

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

            Net income attributable to noncontrolling interests increased $72.0 million due to an increase in the net income of the Operating Partnership.

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

            The following schedule reconciles total FFO to consolidated net income and diluted net income per share to diluted FFO per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Funds from Operations	$918,686	$689,381	$2,704,773	$2,338,550

Change in FFO from prior period	33.3%	–14.1%	15.7%	1.2%

Consolidated Net Income	$492,496	$296,963	$1,679,457	$1,175,534
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	285,490	277,936	861,570	915,040
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	143,747	135,131	395,815	410,848
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(17,717)	(223,266)	(154,484)
Net income attributable to noncontrolling interest holders in properties	(839)	(750)	(2,138)	(1,720)
Noncontrolling interests portion of depreciation and amortization	(895)	(869)	(2,726)	(2,729)
Preferred distributions and dividends	(1,313)	(1,313)	(3,939)	(3,939)

FFO of the Operating Partnership (A) (B) (C)	$918,686	$689,381	$2,704,773	$2,338,550
FFO allocable to limited partners	131,790	100,286	389,777	339,171

Dilutive FFO allocable to common stockholders (A) (B) (C)	$786,896	$589,095	$2,314,996	$1,999,379

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.36	$0.81	$4.62	$3.22
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, net of noncontrolling interests portion of depreciation and amortization	1.18	1.14	3.47	3.64
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(0.05)	(0.63)	(0.43)

Diluted FFO per share (A) (B) (C)	$2.54	$1.90	$7.46	$6.43

Basic and Diluted weighted average shares outstanding	309,417	310,772	310,333	310,713
Weighted average limited partnership units outstanding	51,817	52,873	52,251	52,709

Basic and Diluted weighted average shares and units outstanding	361,234	363,645	362,584	363,422

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

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$492,496	$296,963	$1,679,457	$1,175,534
Discontinued operations	—	—	—	(67,524)
Discontinued operations transaction expenses	—	—	—	38,163
Income and other taxes	3,658	6,589	13,440	20,078
Interest expense	229,654	249,780	692,801	758,945
Income from unconsolidated entities	(68,221)	(55,631)	(203,289)	(168,473)
Loss on extinguishment of debt	—	127,573	—	127,573
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(17,717)	(223,266)	(154,242)

Operating Income	657,587	607,557	1,959,143	1,730,054
Depreciation and amortization	289,360	281,661	873,243	849,369

NOI of consolidated properties	$946,947	$889,218	$2,832,386	$2,579,423

Reconciliation of NOI of unconsolidated entities:
Net Income	$189,470	$160,896	$581,729	$499,867
Interest expense	147,333	147,817	443,396	449,512
Gain on sale or disposal of assets and interests in unconsolidated entities	—	—	(35,779)	—
Income from operations of discontinued joint venture interests	—	—	—	(5,079)

Operating Income	336,803	308,713	989,346	944,300
Depreciation and amortization	145,351	147,946	435,615	442,141

NOI of unconsolidated entities	$482,154	$456,659	$1,424,961	$1,386,441

Total consolidated and unconsolidated NOI from continuing operations	$1,429,101	$1,345,877	$4,257,347	$3,965,864

Change in total NOI from continuing operations from prior period	6.2%	7.2%	7.3%	8.8%
Adjustments to NOI:
NOI of discontinued consolidated properties	—	—	—	169,828
NOI of discontinued unconsolidated properties	—	—	—	17,445

Total NOI of our portfolio	$1,429,101	$1,345,877	$4,257,347	$4,153,137

Change in NOI from prior period	6.2%	–1.4%	2.5%	4.4%
Add: Our share of NOI from Klépierre	52,086	51,440	138,747	171,506
Less: Joint venture partners' share of NOI from continuing operations	253,199	235,205	744,467	712,870
Less: Joint venture partner's share of NOI from discontinued operations	—	—	—	12,998

Our share of NOI	$1,227,988	$1,162,112	$3,651,627	$3,598,775

Change in our share of NOI from prior period	5.7%	–2.8%	1.5%	3.3%
Total NOI of our portfolio	$1,429,101	$1,345,877	$4,257,347	$4,153,137
NOI from non comparable properties (1)	220,386	187,368	723,843	749,324

Total NOI of comparable properties (2)	$1,208,715	$1,158,509	$3,533,504	$3,403,813

Increase in NOI of U.S. Malls, Premium Outlets, and The Mills that are comparable properties	4.3%		3.8%

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

            Simon's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

            Consideration of Restatement.    In light of the amendment and restatement discussed in Note 3 of the condensed notes to the unaudited interim consolidated financial statements, resulting from the non-cash error identified as part of our year end reporting procedures and controls, our Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, including whether the non-cash error was the result of a material weakness in our internal control over financial reporting. As part of this assessment, among other matters, we reconsidered whether our existing controls around the accounting for capital transactions at our equity method investees are expected to provide us with a reasonable level of assurance in meeting their stated objective. In this assessment, we considered both the controls that were in place during our interim periods and the controls that were in place in connection with our year end reporting procedures. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the controls that functioned as part of our year end reporting procedures were sufficient to provide us with a reasonable level of assurance of their effectiveness, and that had such controls functioned on an interim basis — as they now have been implemented as of December 31, 2015 — they would have been sufficient to detect the non-cash error in our unaudited interim consolidated financial statements as of September 30, 2015.

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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