Form 10-K
period 2015-12-31
SIMON PROPERTY GROUP INC /DE/
filed 2016-02-26
CIK 1063761

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

            Indicate by check mark whether the Registrant is a shell company (as defined in rule 12-b of the Act). Yes ☐    No ☒

            The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $53,152 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2015.

            As of January 29, 2016, Simon Property Group, Inc. had 314,806,649 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Documents Incorporated By Reference

            Portions of the Registrant's Proxy Statement in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III.

Simon Property Group, Inc. and Subsidiaries
Annual Report on Form 10-K
December 31, 2015

Part I

Item 1.    Business

            Simon Property Group, Inc., Simon or the Company, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P., or the Operating Partnership, is our majority-owned partnership subsidiary that owns all of our real estate properties and other assets. In this discussion, the terms "we", "us" and "our" refer to Simon, the Operating Partnership, and its subsidiaries.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2015, we owned or held an interest in 209 income-producing properties in the United States, which consisted of 108 malls, 71 Premium Outlets, 14 Mills, four lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. We opened four outlets in 2015 and have three outlets and two other significant retail projects under development. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at 29 properties in the U.S. and Europe. Internationally, as of December 31, 2015, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of December 31, 2015, we had a noncontrolling ownership interest in a joint venture that holds five outlet properties in Europe and one outlet property in Canada. Of the five properties in Europe, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of December 31, 2015, we owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 16 countries in Europe.

            For a description of our operational strategies and developments in our business during 2015, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

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

  Financing Policies

            Because our REIT qualification requires us to distribute at least 90% of our REIT taxable income, we regularly access the debt markets to raise the funds necessary to finance acquisitions, develop and redevelop properties, and refinance maturing debt. We must comply with the covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined. For example, the Operating Partnership's line of credit and the indentures for the Operating Partnership's debt securities contain covenants that restrict the total amount of debt of the Operating Partnership to 65%, or 60% in relation to certain debt, of total assets, as defined under the related agreements, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for the debt securities of the Operating Partnership. We strive to maintain investment grade ratings at all times for various business reasons, including their effect on our ability to access attractive capital, but we cannot assure you that we will be able to do so in the future.

            If our Board of Directors determines to seek additional capital, we may raise such capital by offering equity or incurring debt, creating joint ventures with existing ownership interests in properties, entering into joint venture arrangements for new development projects, retaining cash flows or a combination of these methods. If our Board of Directors determines to raise equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. Our Board of Directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. Such securities may be senior to our outstanding classes of common stock. Such securities also may include additional classes of preferred stock, which may be convertible into common stock. Existing stockholders have no preemptive right to purchase shares in any subsequent offering of our securities. Any such offering could dilute a stockholder's investment in us.

            We expect most future borrowings will be made through the Operating Partnership or its subsidiaries. We might, however, incur borrowings through other entities that would be reloaned to the Operating Partnership. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or be cross-collateralized with other debt, or may be fully or partially guaranteed by the Operating Partnership. We issue debt securities through the Operating Partnership, but we may issue our debt securities which may be convertible to common or preferred stock or be accompanied by warrants to purchase common or preferred stock. We also may sell or securitize our lease receivables. Although we may borrow to fund the payment of dividends, we currently have no expectation that we will regularly do so.

            The Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility. The Credit Facility's initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term. The initial maturity date of the Credit Facility is June 30, 2018 and can be extended for an additional year to June 30, 2019 at our sole option, subject to our continued compliance with the terms thereof. The Operating Partnership also has a $2.75 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. On March 2, 2015, the Operating Partnership amended and extended the Supplemental Facility. The initial borrowing capacity of $2.0 billion was increased to $2.75 billion, may be further increased to $3.5 billion during its term, will initially mature on June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on each of the Credit Facility and the Supplemental Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points. The Credit Facilities provide for borrowings denominated in U.S. dollars, Euros, Yen, Sterling, Canadian dollars and Australian dollars.

            On March 2, 2015, the Operating Partnership increased the maximum aggregate program size of its global unsecured commercial paper note program, or the Commercial Paper program, from $500.0 million to $1.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. These notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program.

            We may also finance our business through the following:

  •
  issuance of shares of common stock or preferred stock;

  •
  issuance of additional common units of limited partnership interest in the Operating Partnership, or units;

  •
  issuance of preferred units of limited partnership interest in the Operating Partnership, or preferred units;

  •
  issuance of other securities including unsecured notes and mortgage debt;

  •
  draws on our Credit Facilities;

  •
  borrowings under the Commercial Paper program; or

  •
  sale or exchange of ownership interests in properties.

            The Operating Partnership may also issue units to contributors of properties or other partnership interests which may permit the contributor to defer tax gain recognition under the Internal Revenue Code.

            We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, typically limit additional indebtedness on such properties. Additionally, the Credit Facilities, our unsecured note indentures and other contracts may limit our ability to borrow and contain limits on mortgage indebtedness we may incur as well as certain financial covenants we must maintain.

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

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing the function, conduct, selection, orientation and duties of our Board of Directors and the Company, as well as written charters for each of the standing Committees of our Board of Directors. In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees and those of our subsidiaries. At least a majority of the members of our Board of Directors must qualify as independent under the listing standards of the New York Stock Exchange, or NYSE, and cannot be affiliated with the Simon family who are significant stockholders and/or unitholders in the Operating Partnership. In addition, the Audit and Compensation Committees of our Board of Directors are comprised entirely of independent members who meet the additional independence and financial sophistication requirements of the NYSE. Any transaction between us and the Simons, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of our independent directors.

            The sale by the Operating Partnership of any property that it owns may have an adverse tax impact on the Simons or other limited partners of the Operating Partnership. In order to avoid any conflict of interest between us and the Simons, our charter requires that at least three-fourths of our independent directors must authorize and require the Operating Partnership to sell any property it owns. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by David Simon, our Chairman and Chief Executive Officer, and Herbert Simon, our Chairman Emeritus, as well as David Simon's employment agreement contain covenants limiting their ability to participate in certain shopping center activities.

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with our qualification as a REIT, unless our Board of Directors determines that it is no longer in our best interests to so qualify as a REIT. Our Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to issue shares of our capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. On April 2, 2015, our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock over a twenty-four month period as market conditions warrant, or the Repurchase Program. Under the Repurchase Program, we may repurchase the shares in the open market or in privately negotiated transactions. We may also issue shares of our common stock, or pay cash at our option, to holders of units in future periods upon exercise of such holders' rights under the partnership agreement of the Operating Partnership. Our policy prohibits us from making any loans to our directors or executive officers for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans secured by real estate properties owned by others or make investments in companies that own real estate assets.

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

Certain Activities

            During the past three years, we have:

  •
  issued 1,155,633 shares of common stock upon the exchange of units of the Operating Partnership;

  •
  issued 254,370 restricted shares of common stock and 1,360,705 long-term incentive performance units, or LTIP units, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, as amended, or the 1998 Plan;

  •
  purchased 1,903,340 shares of common stock in the open market pursuant to our Repurchase Program;

  •
  redeemed 944,359 units for $172.27 per unit in cash;

  •
  issued 555,150 units in exchange for the remaining interest in a former joint venture property;

  •
  amended and extended the Credit Facility in April 2014 to increase our borrowing capacity and extend its term;

  •
  amended and extended the Supplemental Facility in March 2015 to increase our borrowing capacity and extend its term;

  •
  borrowed a maximum amount of $1.8 billion under the Credit Facilities; the outstanding amount of borrowings under the Credit Facilities as of December 31, 2015 was $1.2 billion, of which $237.8 million was related to U.S. dollar equivalent of Euro-denominated borrowings and $184.8 million was related to U.S. dollar equivalent of Yen-denominated borrowings;

  •
  established a global Commercial Paper program and increased the borrowing capacity from $500.0 million to $1.0 billion; the outstanding amount of Commercial Paper notes as of December 31, 2015 was $878.7 million, of which $188.1 million was related to U.S. dollar equivalent of Euro-denominated notes;

  •
  issued €750.0 million of unsecured notes on October 2, 2013 at a fixed interest rate of 2.375% with a maturity date of October 2, 2020; as of December 31, 2015, the U.S. dollar equivalent was $820.0 million;

  •
  issued €750.0 million of unsecured notes on November 18, 2015 at a fixed interest rate of 1.375% with a maturity date of November 18, 2022; as of December 31, 2015, the U.S. dollar equivalent was $820.0 million; and

  •
  provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

Employees

            At December 31, 2015, we and our affiliates employed approximately 5,000 persons at various properties and offices throughout the United States, of which approximately 1,850 were part-time. Approximately 1,100 of these employees were located at our corporate headquarters in Indianapolis, Indiana.

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

            The following corporate governance documents are also available through the "About Simon/Investor Relations/Corporate Governance" section of our Internet website or may be obtained in print form by request of our Investor Relations Department: Governance Principles, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, and Governance and Nominating Committee Charter.

            In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NYSE.

Executive Officers of the Registrant

            The following table sets forth certain information with respect to our executive officers as of February 26, 2016.

Name	Age	Position
David Simon	54	Chairman and Chief Executive Officer
Richard S. Sokolov	66	President and Chief Operating Officer
Andrew Juster	63	Executive Vice President and Chief Financial Officer
David J. Contis	57	Senior Executive Vice President — President, Simon Malls
John Rulli	59	Senior Executive Vice President and Chief Administrative Officer
James M. Barkley	64	General Counsel and Secretary
Steven E. Fivel	55	Assistant General Counsel and Assistant Secretary
Steven K. Broadwater	49	Senior Vice President and Chief Accounting Officer
Brian J. McDade	36	Senior Vice President and Treasurer

            The executive officers of Simon serve at the pleasure of our Board of Directors except for David Simon and Richard S. Sokolov who are subject to employment agreements which may call for certain payments upon termination.

            Mr. Simon has served as the Chairman of our Board of Simon since 2007 and Chief Executive Officer of Simon or its predecessor since 1995. Mr. Simon has also been a director of Simon or its predecessor since its incorporation in 1993. Mr. Simon was the President of Simon's predecessor from 1993 to 1996. From 1988 to 1990, Mr. Simon was Vice President of Wasserstein Perella & Company. From 1985 to 1988, he was an Associate at First Boston Corp. He is the son of the late Melvin Simon and the nephew of Herbert Simon.

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

            Mr. Juster serves as Simon's Executive Vice President and Chief Financial Officer. Mr. Juster joined Melvin Simon & Associates, Inc., or MSA, in 1989 and held various financial positions with MSA until 1993 and thereafter has held various positions with Simon. Mr. Juster became Treasurer in 2001 and was promoted to Executive Vice President in 2008 and Chief Financial Officer in 2014.

            Mr. Contis serves as Simon's Senior Executive Vice President and President of Simon Malls. Mr. Contis joined Simon in 2011. Prior to joining Simon, Mr. Contis served as the President of Real Estate at Equity Group Investments, LLC. Mr. Contis has over 35 years of domestic and international real estate experience including 25 years overseeing both public and private mall portfolios.

            Mr. Rulli serves as Simon's Senior Executive Vice President and Chief Administrative Officer. Mr. Rulli joined MSA in 1988 and held various positions with MSA and Simon thereafter. Mr. Rulli became Chief Administrative Officer in 2007 and was promoted to Senior Executive Vice President in 2011.

            Mr. Barkley serves as Simon's General Counsel and Secretary. Mr. Barkley joined MSA in 1978 as a staff attorney and was named Assistant General Counsel in 1984. He was named General Counsel in 1992 and Secretary in 1993.

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

            Mr. McDade serves as Simon's Senior Vice President and Treasurer. Mr. McDade joined Simon in 2007 as the Director of Capital Markets and was promoted to Senior Vice President of Capital Markets in 2013. Mr. McDade was promoted to Treasurer in 2014.

Item 1A.    Risk Factors

            The following factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors may have a material adverse effect on our business, financial condition, liquidity, results of operations, funds from operations, or FFO, and prospects, which we refer to herein as a material adverse effect on us or as materially and adversely affecting us, and you should carefully consider them. Additional risks and uncertainties not presently known to us or which are currently not believed to be material may also affect our actual results. We may update these factors in our future periodic reports.

Risks Relating to Retail Operations

             Overall economic and market conditions may adversely affect the general retail environment.

            Our concentration in the retail real estate market means that we are subject to a number of factors that could adversely affect the retail environment generally, including, without limitation:

  •
  changes in international, national, regional and local economic conditions;

  •
  local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, decreases in rental rates, declining real estate values and the availability and creditworthiness of tenants;

  •
  levels of consumer spending, changes in consumer confidence and fluctuations in seasonal spending;

  •
  the willingness of retailers to lease space in our properties;

  •
  tenant bankruptcies and a resulting rejection of our leases;

  •
  the impact on our retail tenants and demand for retail space at our properties from the increasing use of the Internet by retailers and consumers;

  •
  perceptions by consumers of the safety, convenience and attractiveness of our properties;

  •
  increased operating costs;

  •
  changes in applicable laws and regulations, including tax, environmental, safety and zoning;

  •
  casualties and other natural disasters; and

  •
  the potential for terrorist activities.

            We derive our operating results primarily from retail tenants, many of whom have been and continue to be under some degree of economic stress. A significant deterioration in the creditworthiness of our retail tenants could have a material adverse effect on us.

             We may not be able to lease newly developed properties and renew leases and relet space at existing properties.

            We may not be able to lease new properties to an appropriate mix of tenants. Also, when leases for our existing properties expire, the premises may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. To the extent that our leasing goals are not achieved, we could be materially and adversely affected.

             Some of our properties depend on anchor stores or other major tenants to attract shoppers and could be adversely affected by the loss of one or more of these anchor stores or major tenants.

            Our properties are typically anchored by department stores and other large nationally recognized tenants. The value of some of our properties could be materially and adversely affected if these anchors or other major tenants fail to comply with their contractual obligations or cease their operations.

            For example, among department stores and other large stores — often referred to as "big box" stores — corporate merger activity typically results in the closure of duplicate or geographically overlapping store locations. Further, sustained adverse pressure on the results of our department stores and major tenants may have a similarly sustained adverse impact upon our own results. Certain department stores and other national retailers have experienced, and may continue to experience for the foreseeable future given current macroeconomic uncertainty and less-than-desirable levels of consumer confidence, considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options such as those accessible via the Internet and other forms of pressure on their business models. As pressure on these department stores and national retailers increases, their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts by investors or rivals or avoid bankruptcy and/or liquidation may be impaired and result in closures of their stores or their seeking of a lease modification with us. Any lease modification could be unfavorable to us as the lessor and could decrease rents or expense recovery charges. Other tenants may be entitled to modify the economic or other terms of, or terminate, their existing leases with us in the event of such closures.

            If a department store or major tenant were to close its stores at our properties, we may experience difficulty and delay and incur significant expense in replacing the tenant, as well as in leasing spaces in areas adjacent to the vacant department store or major tenant, at attractive rates, or at all. Additionally, department store or major tenant closures may result in decreased customer traffic, which could lead to decreased sales at our properties. If the sales of stores operating in our properties were to decline significantly due to the closing of anchor stores or other national retailers, adverse economic conditions, or other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of any default by a tenant, we may not be able to fully recover, and/or may experience delays and costs in enforcing our rights as landlord to recover, amounts due to us under the terms of our agreements with such parties.

             We face potential adverse effects from tenant bankruptcies.

            Bankruptcy filings by retailers can occur regularly in the course of our operations. If a tenant files for bankruptcy, the tenant may have the right to reject and terminate one or more of its leases with us, and we cannot be sure that it will affirm one or more of its leases and continue to make rental payments to us in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages in connection with such balances. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re-lease the vacated space during that time at attractive rates, or at all. Furthermore, we may be required to incur significant expense in replacing the bankrupt tenant. Any unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. We continually seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant or a national tenant with multiple locations, may make the re-leasing of their space difficult and costly, and it also may be more difficult to lease the remainder of the space at the affected properties. Future tenant bankruptcies may impact our ability to successfully execute our re-leasing strategy and could materially and adversely affect us.

             We face a wide range of competition that could affect our ability to operate profitably.

            Our properties compete with other retail properties and other forms of retailing such as catalogs and e-commerce websites. Competition may come from malls, outlet centers, community/lifestyle centers, and other shopping centers, both existing as well as future development and redevelopment/expansion projects, as well as catalogs and e-commerce. The presence of competitive alternatives affects our ability to lease space and the level of rents we can obtain. New construction, renovations and expansions at competing sites could also negatively affect our properties.

            We also compete with other major real estate investors and developers for attractive investment opportunities and prime development sites. Competition for the acquisition of existing properties and development sites may result in increased purchase prices and may adversely affect our ability to make attractive investments on favorable terms, or at all. In addition, we compete with other retail property companies for tenants and qualified management.

Risks Relating to Real Estate Investments and Operations

             We face risks associated with the acquisition, development, redevelopment and expansion of properties.

            We regularly acquire and develop new properties and redevelop and expand existing properties, and these activities are subject to various risks. We may not be successful in pursuing acquisition, development or redevelopment/expansion opportunities. In addition, newly acquired, developed or redeveloped/expanded properties may not perform as well as expected, impacting our anticipated return on investment. We are subject to other risks in connection with any acquisition, development and redevelopment/expansion activities, including the following:

  •
  acquisition or construction costs of a project may be higher than projected, potentially making the project unfeasible or unprofitable;

  •
  development or redevelopment may take considerably longer than expected, delaying the commencement and amount of income from the property;

  •
  we may not be able to obtain financing or to refinance loans on favorable terms, or at all;

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

            Our properties represent a substantial portion of our total consolidated assets. These investments are relatively illiquid. As a result, our ability to sell one or more of our properties or investments in real estate in response to any changes in economic, industry, or other conditions may be limited. The real estate market is affected by many factors, such as general economic conditions, availability and terms of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. If we want to sell a property, we cannot assure you that we will be able to dispose of it in the desired time period or at all or that the sales price of a property will be attractive at the relevant time or even exceed the carrying value of our investment. Moreover, if a property is mortgaged, we may not be able to obtain a release of the lien on that property without the payment of the associated debt and/or a substantial prepayment penalty, which could restrict our ability to dispose of the property, even though the sale might otherwise be desirable.

             Our international activities may subject us to different or greater risk from those associated with our domestic operations.

            As of December 31, 2015, we held interests in joint venture properties that operate in Austria, Italy, Japan, Malaysia, Mexico, the Netherlands, South Korea, Canada, and the United Kingdom. We also have an equity stake in Klépierre, a publicly-traded European real estate company which operates in 16 countries in Europe. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in the international operation is held. We may pursue additional investment, development and redevelopment/expansion opportunities outside the United States. International investment, ownership, development and redevelopment/expansion activities carry risks that are different from those we face with our domestic properties and operations. These risks include, but are not limited to:

  •
  adverse effects of changes in exchange rates for foreign currencies;

  •
  changes in foreign political and economic environments, regionally, nationally, and locally;

  •
  challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation;

  •
  differing lending practices;

  •
  differences in cultures;

  •
  changes in applicable laws and regulations in the United States that affect international operations;

  •
  difficulties in managing international operations; and

  •
  obstacles to the repatriation of earnings and cash.

            Our international activities represented approximately 7.9% of our net operating income, or NOI, for the year ended December 31, 2015. To the extent that we expand our international activities, the above risks could increase in significance, which in turn could have a material adverse effect on us.

Risks Relating to Debt and the Financial Markets

             We have a substantial debt burden that could affect our future operations.

            As of December 31, 2015, our consolidated mortgages and unsecured indebtedness, excluding related premium and discount, totaled $22.5 billion. As a result of this indebtedness, we are required to use a substantial portion of our cash flows for debt service, including selected repayment at scheduled maturities, which limits our ability to use those cash flows to fund the growth of our business. We are also subject to the risks normally associated with debt financing, including the risk that our cash flows from operations will be insufficient to meet required debt service or that we will be able to refinance such indebtedness on acceptable terms, or at all. Our debt service costs generally will not be reduced if developments at the applicable property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Our indebtedness could also have other adverse consequences on us, including reducing our access to capital or increasing our vulnerability to general adverse economic, industry and market conditions. In addition, if a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. If any of the foregoing occurs, we could be materially and adversely affected.

             Disruption in the capital and credit markets may adversely affect our ability to access external financings for our growth and ongoing debt service requirements.

            We depend on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on the willingness of lending institutions and other debt investors to grant credit to us and conditions in the capital markets in general. An economic recession may cause extreme volatility and disruption in the capital and credit markets. We rely upon the Credit Facilities as sources of funding for numerous transactions. Our access to these funds is dependent upon the ability of each of the participants to the Credit Facilities to meet their funding commitments to us. When markets are volatile, access to capital and credit markets could be disrupted over an extended period of time and one or more financial institutions may not have the available capital to meet their previous commitments to us. The failure of one or more participants to the Credit Facilities to meet their funding commitments to us could have a material adverse effect on us, including as a result of making it difficult to obtain the financing we may need for future growth and/or meeting our debt service requirements. We cannot assure you that we will be able to obtain the financing we need for the future growth of our business or to meet our debt service requirements, or that a sufficient amount of financing will be available to us on favorable terms, or at all.

             Adverse changes in our credit rating could affect our borrowing capacity and borrowing terms.

            The Operating Partnership's outstanding senior unsecured notes, Credit Facilities, the Commercial Paper program, and Simon's preferred stock are periodically rated by nationally recognized credit rating agencies. The credit ratings are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. Our credit rating can affect the amount of capital we can access, as well as the terms of any financing we obtain. Since we depend primarily on debt financing to fund the growth of our business, an adverse change in our credit rating, including actual changes and changes in outlook, or even the initiation of a review of our credit rating that could result in an adverse change, could have a material adverse effect on us.

             The agreements that govern our indebtedness contain various covenants that impose restrictions on us that might affect our ability to operate freely.

            We have a variety of unsecured debt, including the Credit Facilities, and secured property-level debt. Certain of the agreements that govern our indebtedness contain covenants, including, among other things, limitations on our ability to incur secured and unsecured indebtedness, sell all or substantially all of our assets and engage in mergers and certain acquisitions. In addition, certain of the agreements that govern our indebtedness contain financial covenants that require us to maintain certain financial ratios, including certain coverage ratios. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous to us. In addition, our ability to comply with these provisions might be affected by events beyond our control. Failure to comply with any of our financing covenants could result in an event of default, which, if not cured or waived, could accelerate the related indebtedness as well as other of our indebtedness, which could have a material adverse effect on us.

             Our hedging interest rate protection arrangements may not effectively limit our interest rate risk.

            We selectively manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap all or a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and other terms are appropriate. Our efforts to manage these exposures may not be successful.

            Our use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations or that we could be required to fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations, liquidity or financial condition. Termination of these hedging agreements typically involves costs, such as transaction fees or breakage costs.

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

            In the United States, we have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have been organized and operated in a manner which allows us to qualify for taxation as a REIT under the Internal Revenue Code. We intend to continue to operate in this manner. However, our qualification and taxation as a REIT depend upon our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Internal Revenue Code. REIT qualification is governed by highly technical and complex provisions for which there are only limited judicial or administrative interpretations. Accordingly, there is no assurance that we have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT.

            If we fail to comply with those provisions, we may be subject to monetary penalties or ultimately to possible disqualification as a REIT. If such events occurs, and if available relief provisions do not apply:

  •
  we will not be allowed a deduction for distributions to stockholders in computing our REIT taxable income;

  •
  we will be subject to corporate level income tax, including any applicable alternative minimum tax, on our REIT taxable income at regular corporate rates; and

  •
  unless entitled to relief under relevant statutory provisions, we will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

             REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

            In order for us to qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our stockholders each year, so that federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT, but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than "the required minimum distribution amount" specified under federal income tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

            From time to time, we might generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to access capital on unfavorable terms (the receipt of which cannot be assured), sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of our capital stock or debt securities to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Further, amounts distributed will not be available to fund the growth of our business. Thus, compliance with the REIT requirements may adversely affect our ability to execute our business plan.

             Complying with REIT requirements might cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.

            To qualify to be taxed as a REIT for federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consist of cash, cash items, government securities and "real estate assets" (as defined in the Internal Revenue Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a taxable REIT subsidiary, or TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.

            Additionally, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we might be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

            In addition to the asset tests set forth above, to qualify to be taxed as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our shares. We might be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

             New partnership tax audit rules could have a material adverse effect on us.

            The recently enacted Bipartisan Budget Act of 2015 changes the rules applicable to federal income tax audits of partnerships. Under the new rules (which are generally effective for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner's distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. Although it is uncertain how these new rules will be implemented, it is possible that they could result in partnerships in which we directly or indirect invest being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we, as a REIT, may not otherwise have been required to pay additional corporate-level taxes had we owned the assets of the partnership directly. The new partnership tax audit rules will apply to the Operating Partnership and its subsidiaries that are classified as partnerships for federal income tax purposes. The changes created by these new rules are sweeping and in many respects dependent on the promulgation of future regulations or other guidance by the U.S. Department of the Treasury, or the Treasury, and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

             Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a material adverse effect on us or our investors.

            The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process, and by the IRS and the Treasury. Changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect us or our investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT and/or the federal income tax consequences to us and our investors of such qualification.

Risks Relating to Joint Ventures

             We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.

            As of December 31, 2015, we owned interests in 94 income-producing properties with other parties. Of those, 13 properties are included in our consolidated financial statements. We account for the other 81 properties, or the joint venture properties, as well as our investment in Klépierre and our joint ventures with Seritage Growth Properties, or Seritage, and Hudson's Bay Company, or HBC, using the equity method of accounting. We serve as general partner or property manager for 58 of these 81 properties; however, certain major decisions, such as approving the operating budget and selling, refinancing and redeveloping the properties require the consent of the other owners. Of the properties for which we do not serve as general partner or property manager, 20 are in our international joint ventures. The international properties are managed locally by joint ventures in which we share control of the properties with our partner. The other owners have participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties, Klépierre (a publicly traded, Paris-based real estate company), and our joint venture with HBC are managed by third parties.

            These investments, and other future similar investments could involve risks that would not be present were a third party not involved, including the possibility that partners or other owners might become bankrupt, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions. Partners or other owners could have economic or other business interests or goals that are inconsistent with our own business interests or goals, and could be in a position to take actions contrary to our policies or objectives.

            These investments, and other future similar investments, also have the potential risk of creating impasses on decisions, such as a sale or financing, because neither we nor our partner or other owner has full control over the partnership or joint venture. Disputes between us and partners or other owners might result in litigation or arbitration that could increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by, or disputes with, partners or other owners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we risk the possibility of being liable for the actions of our partners or other owners.

             The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. Nevertheless, the joint venture's failure to satisfy its debt obligations could result in the loss of our investment therein. As of December 31, 2015, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $353.7 million (of which we have a right of recovery from our venture partners of $112.8 million). A default by a joint venture under its debt obligations may expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Risks Relating to Environmental Matters

             As owners of real estate, we can face liabilities for environmental contamination.

            Federal, state and local laws and regulations relating to the protection of the environment may require us, as a current or previous owner or operator of real property, to investigate and clean up hazardous or toxic substances or petroleum product releases at a property or at impacted neighboring properties. These laws often impose liability regardless of whether the property owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. These laws and regulations may require the abatement or removal of asbestos containing materials in the event of damage, demolition or renovation, reconstruction or expansion of a property and also govern emissions of and exposure to asbestos fibers in the air. Those laws and regulations also govern the installation, maintenance and removal of underground storage tanks used to store waste oils or other petroleum products. Many of our properties contain, or at one time contained, asbestos containing materials or underground storage tanks (primarily related to auto service center establishments or emergency electrical generation equipment). We may be subject to regulatory action and may also be held liable to third parties for personal injury or property damage incurred by the parties in connection with any such laws and regulations or hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous or toxic substances, and related liabilities, may be substantial and could materially and adversely affect us. The presence of hazardous or toxic substances, or the failure to remediate the related contamination, may also adversely affect our ability to sell, lease or redevelop a property or to borrow money using a property as collateral.

             Our efforts to identify environmental liabilities may not be successful.

            Although we believe that our portfolio is in substantial compliance with federal, state and local environmental laws and regulations regarding hazardous or toxic substances, this belief is based on limited testing. Nearly all of our properties have been subjected to Phase I or similar environmental audits. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe is reasonably likely to have a material adverse effect on us. However, we cannot assure you that:

  •
  previous environmental studies with respect to the portfolio reveal all potential environmental liabilities;

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

             We face possible risks associated with climate change.

            We cannot determine with certainty whether global warming or cooling is occurring and, if so, at what rate. To the extent climate change causes changes in weather patterns, our properties in certain markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, and increasing the cost of energy and snow removal at our properties. Moreover, compliance with new laws or regulations related to climate change, including compliance with "green" building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties. At this time, there can be no assurance that climate change will not have a material adverse effect on us.

Other Factors Affecting Our Business

             Some of our potential losses may not be covered by insurance.

            We maintain insurance coverage with third-party carriers who provide a portion of the coverage for specific layers of potential losses, including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third-party carriers is either insured through our wholly-owned captive insurance companies or other financial arrangements controlled by us. A third-party carrier has, in turn, agreed, if required, to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through our captive insurance companies also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

            There are some types of losses, including lease and other contract claims, that generally are not insured or are subject to large insurance deductibles. If an uninsured loss or a loss in excess of insured limits occurs, or a loss for which a large deductible occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue it could generate, but may remain obligated for any mortgage debt or other financial obligation related to the property.

            We currently maintain insurance coverage against acts of terrorism on all of our properties in the United States on an "all risk" basis in the amount of up to $1 billion. The current federal laws which provide this coverage are expected to operate through 2020. However, the U.S. government could in the future terminate its reinsurance of terrorism, which would increase the risk of uninsured losses for terrorist acts. Despite the existence of this insurance coverage, or actual or threatened terrorist attacks or other activity where we operate could materially and adversely affect us.

             We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

            We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems). Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

            A breach or significant and extended disruption in the functioning of our systems, including our primary website, could damage our reputation and cause us to lose customers, tenants and revenues, generate third party claims, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues, and we may not be able to recover these expenses in whole or in any part from our service providers or responsible parties, or their or our insurers.

             Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our business.

            The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, and our ability to attract, retain and motivate talented employees could significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our key executive management team and employees or that we will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any one or more of these persons could have a material adverse effect on us.

             Provisions in our charter and by-laws and in the Operating Partnership's partnership agreement could prevent a change of control.

            Our charter contains a general restriction on the accumulation of shares in excess of 8% of our capital stock. The charter permits the members of the Simon family and related persons to own up to 18% of our capital stock. Ownership is determined by the lower of the number of outstanding shares, voting power or value controlled. Our Board of Directors may, by majority vote, permit exceptions to those levels in circumstances where our Board of Directors determines our ability to qualify as a REIT will not be jeopardized. These restrictions on ownership may have the effect of delaying, deferring or preventing a transaction or a change in control that might otherwise be in the best interest of our stockholders. Other provisions of our charter and by-laws could have the effect of delaying or preventing a change of control even if some stockholders deem such a change to be in their best interests. These include provisions preventing holders of our common stock from acting by written consent and requiring that up to four directors in the aggregate may be elected by holders of Class B common stock. In addition, certain provisions of the Operating Partnership's partnership agreement could have the effect of delaying or preventing a change of control. These include a provision requiring the consent of a majority in interest of units in order for us, as general partner of the Operating Partnership, to, among other matters, engage in a merger transaction or sell all or substantially all of our assets.

Item 1B.    Unresolved Staff Comments

            None.

Item 2.    Properties

  United States Properties

            Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, lifestyle centers and other retail properties. These properties contain an aggregate of approximately 184.2 million square feet of gross leasable area, or GLA.

            Malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 108 malls are generally enclosed centers and range in size from approximately 465,000 to 2.6 million square feet of GLA. Our malls contain in the aggregate more than 13,700 occupied stores, including approximately 517 anchors, which are predominately national retailers.

            Premium Outlets generally contain a wide variety of designer and manufacturer stores located in open-air centers. Our 71 Premium Outlets range in size from approximately 150,000 to 870,000 square feet of GLA. The Premium Outlets are generally located within a close proximity to major metropolitan areas and/or tourist destinations.

            The 14 properties in The Mills generally range in size from 1.2 million to 2.3 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, and big box retailers and entertainment uses.

            We also have interests in four lifestyle centers and 12 other retail properties. The lifestyle centers range in size from 160,000 to 900,000 square feet of GLA. The other retail properties range in size from approximately 150,000 to 730,000 square feet of GLA and are considered non-core to our business model. In total, the lifestyle centers and other retail properties represent approximately 1.0% of our total operating income before depreciation and amortization.

            As of December 31, 2015, approximately 96.1% of the owned GLA in malls and Premium Outlets was leased and approximately 98.5% of the owned GLA for The Mills was leased.

            We wholly own 137 of our properties, effectively control 13 properties in which we have a joint venture interest, and hold the remaining 59 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 206 properties in the United States. Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of Operating Partnership units, to acquire the joint venture interest from our partner.

            On April 13, 2015, we announced a joint venture with Sears Holdings, or Sears, whereby Sears contributed 10 of its properties located at our malls to the joint venture in exchange for a 50% noncontrolling interest in the joint venture. Seritage Growth Properties, or Seritage, a public REIT recently formed by Sears, now holds Sears' interest in the joint venture.

            The following property table summarizes certain data for our malls, Premium Outlets, The Mills, lifestyle centers and other retail properties located in the United States, including Puerto Rico, as of December 31, 2015.

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	Malls
1.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	92.4%	473,103	Belk, JCPenney, Sears, Carmike Cinemas
2.	Auburn Mall	MA	Auburn	Fee	56.4	% (4)	Acquired 1999	99.4%	586,242	Macy's (9), Sears
3.	Aventura Mall (1)	FL	Miami Beach (Miami)	Fee	33.3	% (4)	Built 1983	96.8%	2,105,023	Bloomingdale's, Macy's (9), JCPenney, Sears, Nordstrom, Equinox Fitness Clubs, AMC Theatres
4.	Avenues, The	FL	Jacksonville	Fee	25.0	% (4)(2)	Built 1990	94.1%	1,113,547	Belk, Dillard's, JCPenney, Sears, Forever 21
5.	Bangor Mall	ME	Bangor	Fee	87.6%		Acquired 2003	92.0%	652,622	Macy's, JCPenney, Sears, Dick's Sporting Goods
6.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	99.9%	1,429,521	Nordstrom, Macy's, Dillard's (9), JCPenney, Sears, AMC Theatre
7.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	94.1%	1,201,628	Macy's, Dillard's (9), JCPenney, Sears, MC Sporting Goods
8.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	91.4%	711,732	Younkers (9), Kohl's, ShopKo, Marcus Cinema 16
9.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	97.2%	1,319,477	Nordstrom, Macy's (9), JCPenney, Sears
10.	Briarwood Mall	MI	Ann Arbor	Fee	50.0	% (4)	Acquired 2007	99.4%	979,005	Macy's, JCPenney, Sears, Von Maur, MC Sporting Goods
11.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	97.6%	627,562	Dillard's, JCPenney, Sears
12.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2048) (7)	100.0%		Acquired 1998	95.6%	1,317,293	Macy's, Lord & Taylor, Sears, Nordstrom, Crate & Barrel, Primark (6)
13.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073) (7)	56.4	% (4)	Acquired 1999	93.5%	722,482	Macy's (9), Sears, Best Buy, Marshalls, Barnes & Noble, Regal Cinema
14.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	96.8%	1,381,813	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, AMC Theatres
15.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2022) (7)	100.0%		Built 1974	99.4%	1,245,876	Macy's, Dillard's (9), JCPenney, Sears, Cinemark Theatres
16.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	96.8%	1,205,033	Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, PetsMart, Ross, Cost Plus World Market, T.J. Maxx, Hollywood Theatres, Super Target, Michael's, Sports Authority
17.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0	% (4)	Acquired 2005	74.2%	823,563	Macy's, JCPenney, Whole Foods, Target, Nordstrom Rack (6)
18.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	96.0%	636,593	Macy's, Sears (15), Target, Dick's Sporting Goods, Bed Bath & Beyond, 365 by Whole Foods (6)
19.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	98.2%	772,469	Macy's (9), JCPenney, Sears, Barnes & Noble, Regal Cinema, DSW, Home Goods (6)
20.	Copley Place	MA	Boston	Fee	94.4	% (12)	Acquired 2002	86.3%	1,253,074	Neiman Marcus, Barneys New York
21.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	100.0%	943,791	Macy's (9), JCPenney, Sears, Kohl's
22.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	98.7%	922,209	Dillard's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross, Dick's Sporting Goods
23.	Crystal Mall	CT	Waterford	Fee	78.2	% (4)	Acquired 1998	90.1%	783,502	Macy's, JCPenney, Sears, Bed Bath & Beyond, Christmas Tree Shops
24.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	99.4%	1,498,534	Saks Fifth Avenue, Nordstrom, Macy's (9), JCPenney
25.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	88.5%	2,576,164	Nordstrom, Macy's (9), JCPenney, Sears, Marshalls, T.J. Maxx, Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, AMC Theatres, (8)
26.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	97.5%	1,233,550	Neiman Marcus, Macy's, Dillard's, Dick's Sporting Goods, iPic Theaters, Arhaus Furniture, Punch Bowl Social
27.	Dover Mall	DE	Dover	Fee and Ground Lease (2041) (7)	68.1	% (4)	Acquired 2007	93.3%	928,241	Macy's, JCPenney, Boscov's, Sears, Carmike Cinemas, Dick's Sporting Goods

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
28.	Emerald Square	MA	North Attleboro (Providence, RI)	Fee	56.4	% (4)	Acquired 1999	88.9%	1,022,439	Macy's (9), JCPenney, Sears
29.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	100.0%		Acquired 1998	92.7%	1,125,435	Macy's, Younkers, JCPenney, Sears, Gordmans, Hy-Vee, Dick's Sporting Goods
30.	Falls, The	FL	Miami	Fee	50.0	% (4)	Acquired 2007	96.8%	837,621	Bloomingdale's, Macy's, Regal Cinema, The Fresh Market
31.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	99.5%	985,407	Nordstrom, Macy's
32.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1997	94.5%	711,985	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema
33.	Fashion Valley	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	97.5%	1,720,549	Forever 21, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, The Container Store
34.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	94.2%	999,496	Dillard's, Macy's, Barnes & Noble, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods, Ethan Allen, Toys 'R Us/Babies 'R Us
35.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	96.3%	1,702,549	Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21, Zara, American Girl, Dick's Sporting Goods, Crayola Experience
36.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	97.2%	679,665
37.	Galleria, The	TX	Houston	Fee	50.4	% (4)	Acquired 2002	98.3%	1,896,781	Saks Fifth Avenue (11), Neiman Marcus, Nordstrom, Macy's
38.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	94.9%	1,288,128	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, Regal Cinema
39.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1998	98.5%	1,237,008	Macy's, Dillard's, JCPenney, Sears, Belk
40.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	94.3%	831,338	Dillard's, Macy's, Sears, Dick's Sporting Goods (6)
41.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	96.8%	1,120,324	Dillard's, Macy's, JCPenney, Sears, Bealls, (8)
42.	King of Prussia	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	95.6%	2,467,133	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's, JCPenney, Crate & Barrel, Arhaus Furniture, The Container Store, Dick's Sporting Goods, Primark
43.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	99.1%	1,224,444	Macy's (9), Dillard's, JCPenney, Joe Brand
44.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	96.5%	1,097,549	Dillard's (9), Macy's, JCPenney, Sears, Regal Cinema
45.	Lehigh Valley Mall	PA	Whitehall	Fee	50.0	% (4)	Acquired 2003	98.4%	1,180,561	Macy's, JCPenney, Boscov's, Barnes & Noble, hhgregg, Babies 'R Us
46.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	99.0%	1,559,575	Neiman Marcus, Bloomingdale's, Macy's
47.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	80.5%	856,043	Marshalls, Sports Authority, Target, Kohl's, Best Buy, Staples, AC Moore, AMC Theatres, Nordstrom Rack, Off Broadway Shoes, Sky Zone
48.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	94.2%	969,192	Macy's, Lord & Taylor, Sears, Barnes & Noble
49.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	% (4)	Acquired 1999	97.8%	1,025,432	JCPenney, Sears, Macy's, Lord & Taylor, Dick's Sporting Goods
50.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	50.0	% (4)	Acquired 2007	96.3%	1,125,111	Macy's (9), JCPenney, Sears
51.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	97.8%	1,818,410	Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Regal Cinema, Von Maur (6)
52.	Mall of New Hampshire, The	NH	Manchester	Fee	56.4	% (4)	Acquired 1999	94.8%	812,279	Macy's, JCPenney, Sears, Best Buy, AC Moore (15)
53.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	94.6%	795,778	Dillard's, JCPenney, Sears, Regal Cinema
54.	Meadowood Mall	NV	Reno	Fee	50.0	% (4)	Acquired 2007	94.6%	844,614	Macy's (9), Sears, JCPenney, Dick's Sporting Goods (6)

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
55.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	97.1%	1,334,285	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre
56.	Miami International Mall	FL	Miami	Fee	47.8	% (4)	Built 1982	95.9%	1,083,419	Macy's (9), JCPenney, Sears, Kohl's
57.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	98.7%	622,024	Dillard's (9), JCPenney, Sears, Bealls, Ross
58.	Miller Hill Mall	MN	Duluth	Fee	100.0%		Built 1973	97.9%	832,509	JCPenney, Sears, Younkers, Barnes & Noble, DSW, Dick's Sporting Goods
59.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	79.4%		Acquired 2003	87.8%	1,102,982	Macy's, JCPenney, Sears, Dick's Sporting Goods, Wegmans
60.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	97.4%	1,669,001	Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
61.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	97.5%	1,046,088	Nordstrom, Macy's, JCPenney, Barnes & Noble, Bed Bath & Beyond, DSW, Nordstrom Rack
62.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	% (4)	Acquired 1999	92.0%	1,591,263	JCPenney, Sears, Nordstrom, Macy's (9), Barnes & Noble, Toys 'R Us, Shaw's Grocery, The Container Store, DSW
63.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	94.6%	898,150	Macy's, Boscov's, JCPenney, Sears
64.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	97.8%	1,231,807	Macy's, Carson's, JCPenney, Sears, Dave & Buster's
65.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	85.5%		Acquired 2003	94.5%	1,331,501	Macy's, JCPenney, Sears, United Artists Theatre, (8)
66.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	99.0%	1,063,417	Macy's, Dillard's (9), JCPenney, AMC Theatres
67.	Pheasant Lane Mall	NH	Nashua	—	0.0	% (14)	Acquired 2002	95.5%	979,338	JCPenney, Sears, Target, Macy's, Dick's Sporting Goods
68.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	92.0%	829,430	Saks Fifth Avenue, Nordstrom, Belk, AMC Theatres, Arhaus Furniture, Legoland Discovery Center
69.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	93.0%	1,157,878	JCPenney, Sears, Tiendas Capri, Econo, Best Buy, T.J. Maxx, DSW, Sports Authority
70.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2040) (7)	100.0%		Built 1972	98.9%	848,573	Dillard's, JCPenney, Sears, Cinemark Theatres, Kohl's, Dick's Sporting Goods
71.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0	% (4)	Acquired 2003	90.8%	1,083,990	Macy's, Lord & Taylor, JCPenney, Sears
72.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	94.6%	1,245,671	Macy's, Lord & Taylor, JCPenney, Sears, Raymour & Flanigan (6)
73.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	94.3%	2,266,455	Bloomingdale's (9), Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, AMC Entertainment, XSport Fitness, Neiman Marcus (6)
74.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	99.0%	1,245,828	JCPenney, Sears, Nordstrom, L.L. Bean, Macy's, Crate & Barrel
75.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	93.2%	692,405	Macy's, Sears, Forever 21
76.	Shops at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Fee	94.4%		Acquired 2002	98.0%	468,492	Bloomingdale's (9)
77.	Shops at Nanuet, The	NY	Nanuet	Fee	100.0%		Redeveloped 2013	99.6%	757,928	Macy's, Sears, Fairway Market, Regal Cinema, 24 Hour Fitness
78.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0	% (4)	Built 1979	96.7%	1,151,720	Nordstrom, Macy's (9), Forever 21
79.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	95.9%	659,665	Bloomingdale's, Barnes & Noble, Arhaus Furniture, AMC Theatre (6)
80.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4)(2)	Acquired 1995	94.2%	1,300,230	Macy's (9), JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble
81.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	56.4	% (4)	Acquired 1999	95.5%	886,479	Macy's, JCPenney, Sears, Regal Cinema
82.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	97.1%	1,120,615	Macy's (9), Sears, Barnes & Noble, Carmike Cinemas, Dick's Sporting Goods, Target, DSW, Ulta
83.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	95.3%	1,588,916	Macy's, Lord & Taylor, Sears, Nordstrom, Target, DSW, Primark (6)

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA		Retail Anchors and Selected Major Tenants
84.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	91.2%	1,297,421		Macy's, JCPenney, AMC Theatres, Herberger's, Gordmans, Dave & Buster's
85.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040) (10)	100.0%		Acquired 2002	99.2%	1,676,152		Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store
86.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	100.0%		Acquired 2007	97.8%	1,177,109		JCPenney, Sears, Kohl's, Boston Store, Macy's
87.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	50.0	% (4)	Acquired 2005	88.1%	610,576		Macy's, Target
88.	Square One Mall	MA	Saugus (Boston)	Fee	56.4	% (4)	Acquired 1999	95.0%	929,848		Macy's, Sears, Best Buy, T.J. Maxx N More, Dick's Sporting Goods, WOW! Work Out World
89.	St. Charles Towne Center	MD	Waldorf (Washington, DC)	Fee	100.0%		Built 1990	98.5%	980,618		Macy's (9), JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres
90.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	100.0%	1,390,791		Nordstrom, Dillard's, Arhaus Furniture, Dick's Sporting Goods, Barnes & Noble, Target, Ashley Furniture Home Store, Ross, Staples, DSW, JoAnn Fabrics, PetsMart
91.	Stanford Shopping Center (13)	CA	Palo Alto (San Jose)	Ground Lease (2054)	94.4	% (12)	Acquired 2003	99.4%	1,230,537		Neiman Marcus, Bloomingdale's, Nordstrom, Macy's (9), Crate and Barrel, The Container Store
92.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9	% (4)	Acquired 2007	99.7%	1,299,419		Macy's (9), Nordstrom, Sears, JCPenney
93.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	89.2%	777,669		Dillard's (9), Macy's
94.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	93.3%	1,334,694		Nordstrom, Macy's, JCPenney, Sears, Dick's Sporting Goods (6)
95.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	93.5%	862,740		Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, hhgregg
96.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	99.8%	1,779,736		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel, The Container Store
97.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	100.0%		Acquired 1998	95.8%	1,280,866		Belk, Macy's (9), JCPenney, Sears
98.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	93.1%	1,134,758		Dillard's, Von Maur, JCPenney, Sears
99.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	93.3%	876,257		Macy's, Dillard's, JCPenney, Sears, hhgregg, Regal Cinema
100.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	98.9%	1,100,081		Macy's, Dillard's, JCPenney, Sears, DSW, Cobb 10 Luxury Theatres (6)
101.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	97.2%	918,929		Macy's, JCPenney, Sears, Barnes & Noble
102.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2032) (7)	100.0%		Acquired 1998	98.5%	1,089,488		Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's, Zara
103.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	% (4)	Acquired 1991	99.1%	1,341,351		Belk (9), Dillard's, JCPenney, Sears, Regal Cinema
104.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	99.5%	820,643		Neiman Marcus, Nordstrom, Crate and Barrel
105.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	88.7%	930,118		Macy's, Bergner's, Sears, Dick's Sporting Goods, hhgregg, LA Fitness
106.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	97.5%	1,151,673		Macy's, Dillard's, JCPenney, Sears, Malco Theatres
107.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0	% (4)	Acquired 2012	95.8%	2,172,176		Nordstrom, Macy's, Lord & Taylor, JCPenney, Sears, Arhaus Furniture, Level 257
108.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	97.0%	1,091,346		Macy's, Dillard's, JCPenney, Sears

	Total Mall GLA								122,723,550	(16)

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	94.9%	429,061	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kenneth Cole, Loft Outlet, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, The North Face, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	97.0%	441,781	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Lacoste, Last Call by Neiman Marcus, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	94.7%	285,309	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%		Acquired 2010	90.6%	680,612	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Guess, J.Crew, Lacoste, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger, The North Face
5.	Calhoun Premium Outlets	GA	Calhoun	Fee	100.0%		Acquired 2010	94.1%	254,062	Ann Taylor, Carter's, Coach, Gap Outlet, Gymboree, Nike, Polo Ralph Lauren, Tommy Hilfiger
6.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	100.0%	675,334	Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Hugo Boss, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch
7.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	100.0%	289,412	Adidas, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Theory, Under Armour, Vince
8.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%		Acquired 2004	97.7%	438,815	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, J.Crew, Levi's, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
9.	Charlotte Premium Outlets	NC	Charlotte	Fee	50.0	% (4)	Built 2014	98.7%	398,692	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Cole Haan, Gap Outlet, Kate Spade, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Under Armour
10.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	87.1%	688,447	Abercrombie & Fitch, Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Diesel, Gap Outlet, J.Crew, Kate Spade New York, Lacoste, Max Mara, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Tag Heuer, Theory, Under Armour, Vera Bradley
11.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%		Built 2009	98.5%	398,729	Adidas, Banana Republic, Brooks Brothers, Coach, Cole Haan, Gap Outlet, J.Crew, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, The North Face
12.	Clinton Crossing Premium Outlets	CT	Clinton	Fee	100.0%		Acquired 2004	98.4%	276,227	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, DKNY, Gap Outlet, J.Crew, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Tumi, Under Armour, Vera Bradley
13.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland)	Fee	100.0%		Acquired 2004	88.8%	163,741	Adidas, Carter's, Coach, Eddie Bauer, Gap Outlet, Gymboree, Levi's, Tommy Hilfiger
14.	Desert Hills Premium Outlets (13)	CA	Cabazon (Palm Springs)	Fee	100.0%		Acquired 2004	99.7%	651,065	Alexander McQueen, Armani Outlet, Burberry, Coach, Gucci, Lacoste, Last Call by Neiman Marcus, Marc Jocobs, Nike, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tory Burch, True Religion, Yves Saint Laurent, Zegna
15.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%		Acquired 2004	98.0%	377,734	Abercrombie & Fitch, Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Express, Gap Outlet, J.Crew, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, White House Black Market

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
16.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%		Acquired 2010	98.8%	476,481	Ann Taylor, Adidas, Banana Republic, Calvin Klein, Coach, DKNY, J.Crew, Kate Spade New York, Kenneth Cole, Lacoste, Lucky Brand, Michael Kors, Movado, Nike, Puma, Saks Fifth Avenue Off 5th
17.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%		Acquired 2004	97.3%	297,778	Adidas, BCBG Max Azria, Banana Republic, Calvin Klein, Coach, Eddie Bauer, Gap Outlet, Guess, Kenneth Cole, Loft Outlet, Nike, Tommy Hilfiger
18.	Gaffney Premium Outlets	SC	Gaffney (Greenville/Charlotte)	Fee	100.0%		Acquired 2010	95.0%	359,839	Adidas, Ann Taylor, Banana Republic, Azria, Brooks Brothers, Coach, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Under Armour
19.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%		Acquired 2004	97.0%	578,172	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Elie Tahari, Hugo Boss, J.Crew, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, True Religion
20.	Gloucester Premium Outlets	NJ	Blackwood (Philadelphia)	Fee	50.0	% (4)	Built 2015	90.2%	369,652	Adidas, American Eagle Outfitters, Armani Outlet, A/X Armani Exchange, Banana Republic, Calvin Klein, Columbia Sportswear, Express, Gap Outlet, Guess, Levi's, J. Crew, Loft Outlet, Nautica, Nike, Puma, Reebok, Tommy Hilfiger, Under Armour
21.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%		Built 2012	97.5%	417,177	Bloomingdale's The Outlet Store, Coach, Cole Haan, Hugo Boss, Kate Spade New York, J.Crew, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Under Armour
22.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%		Acquired 2010	100.0%	531,289	American Eagle Outfitters, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Nike, Polo Ralph Lauren, The North Face, Under Armour, Vera Bradley
23.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%		Acquired 2010	96.3%	300,238	Ann Taylor, Banana Republic, BCBG Max Azria, Coach, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
24.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/Washington, DC)	Fee	100.0%		Acquired 2010	91.4%	485,004	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Loft Outlet, Nike, The North Face, Tommy Hilfiger, Under Armour
25.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%		Built 2008	98.9%	541,832	Ann Taylor, A/X Armani Exchange, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, J.Crew, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Vera Bradley
26.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%		Acquired 2004	98.1%	285,498	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Loft Outlet, Lucky Brand, Nike, Polo Ralph Lauren, Reebok, Talbots, Timberland, Tommy Hilfiger, Under Armour
27.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%		Built 2008	100.0%	434,389	Adidas, American Eagle Outfitters, Ann Taylor, A/X Armani Exchange, Banana Republic, Burberry, Brooks Brothers, Coach, Cole Haan, Columbia Sportswear, Diesel, DKNY, Eddie Bauer, Elie Tahari, Guess, J.Crew, Kate Spade New York, Lacoste, Lucky Brand, Michael Kors, Nike, Talbots, Theory, Tommy Hilfiger, True Religion, Under Armour, Ugg
28.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%		Acquired 2004	95.1%	276,373	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Columbia Sportswear, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
29.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2049) (7)	100.0%		Acquired 2004	92.3%	259,174	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Chico's, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger
30.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%		Acquired 2007	97.5%	555,800	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Hugo Boss, J.Crew, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama, Tommy Hilfiger, True Religion, Under Armour

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
31.	Las Vegas North Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	99.3%	675,616	Armani Outlet, A/X Armani Exchange, Ann Taylor, Banana Republic, Burberry, Coach, David Yurman, Diesel, Dolce & Gabbana, Elie Tahari, Etro, Hugo Boss, Lacoste, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, St. John, TAG Heuer, Ted Baker, True Religion
32.	Las Vegas South Premium Outlets	NV	Las Vegas	Fee	100.0%	Acquired 2004	100.0%	535,407	Adidas, Ann Taylor, Banana Republic, Bose, Brooks Brothers, Calvin Klein, Coach, DKNY, Gap Outlet, Kenneth Cole, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Under Armour, Vera Bradley
33.	Lebanon Premium Outlets	TN	Lebanon (Nashville)	Fee	100.0%	Acquired 2010	93.3%	227,283	Ann Taylor, Brooks Brothers, Coach, Eddie Bauer, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Reebok, Samsonite
34.	Lee Premium Outlets	MA	Lee	Fee	100.0%	Acquired 2010	96.4%	224,825	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Chico's, Coach, Cole Haan, J.Crew, Lacoste, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
35.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington, DC)	Fee	100.0%	Acquired 2004	97.6%	478,217	Ann Taylor, Armani Outlet, Brooks Brothers, Burberry, Coach, Columbia Sportswear, Diesel, DKNY, Elie Tahari, Hugo Boss, Lacoste, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Under Armour, Vera Bradley, Williams-Sonoma
36.	Liberty Village Premium Outlets	NJ	Flemington (New York)	Fee	100.0%	Acquired 2004	77.8%	162,239	American Eagle Outfitters, Ann Taylor, Brooks Brothers, Calvin Klein, Coach, G.H. Bass & Co., J.Crew, Michael Kors, Polo Ralph Lauren, Timberland
37.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago, IL)	Fee	100.0%	Acquired 2004	99.0%	454,730	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Hollister, J.Crew, Movado, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
38.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%	Built 2012	98.6%	408,996	Ann Taylor, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Under Armour, White House Black Market
39.	Napa Premium Outlets	CA	Napa	Fee	100.0%	Acquired 2004	96.5%	179,176	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Lucky Brand, Michael Kors, Polo Ralph Lauren, Tommy Hilfiger
40.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%	Acquired 2004	96.4%	223,561	Banana Republic, Carter's, Coach, Eddie Bauer, Gap Outlet, Nike, PacSun, Under Armour, Van Heusen, VF Outlet
41.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	97.9%	540,310	Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J.Crew, Kate Spade, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Talbots, The North Face, Tommy Hilfiger, Williams-Sonoma
42.	Orlando International Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2010	99.7%	773,455	7 For All Mankind, Adidas, Banana Republic, Calvin Klein, Coach, DKNY, J.Crew, Kate Spade, Kenneth Cole, Lacoste, Last Call by Neiman Marcus, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, True Religion, Victoria's Secret
43.	Orlando Vineland Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2004	97.0%	656,610	Adidas, Armani Outlet, A/X Armani Exchange, Brunello Cucinelli, Burberry, Calvin Klein, Carolina Herrera, Coach, Cole Haan, Diesel, Fendi, Hugo Boss, J.Crew, Lacoste, Michael Kors, Nike, Prada, Polo Ralph Lauren, Roberto Cavalli, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, TAG Heuer, The North Face, Tod's, Tory Burch, Vera Bradley, Zegna

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
44.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	86.6%	390,311	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Eddie Bauer, Gap Outlet, Levi's, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
45.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%	Acquired 2004	100.0%	201,666	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger
46.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%	Built 2007	99.1%	549,137	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Diesel, Elie Tahari, Gap Outlet, Guess, J.Crew, Last Call by Neiman Marcus, Loft Outlet, Michael Kors, Movado, Nike, Polo Ralph Lauren, Puma, Restoration Hardware, Theory, Under Armour, Vera Bradley, Ugg
47.	Phoenix Premium Outlets	AZ	Chandler (Phoenix)	Ground Lease (2077)	100.0%	Built 2013	97.7%	356,497	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Elie Tahari, Gap Factory Store, Hugo Boss, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Under Armour
48.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%	Acquired 2010	100.0%	147,416	Calvin Klein, Carter's, Coach, Guess, Levi's, Nike, Nine West, Quiksilver, Skechers, Tommy Hilfiger, Van Heusen
49.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago, IL/Milwaukee)	Fee	100.0%	Acquired 2010	96.3%	402,537	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, Hugo Boss, Kate Spade, J.Crew, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, The North Face, Under Armour, Ugg
50.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%	Acquired 2010	97.3%	350,005	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Disney Store Outlet, Gap Outlet, Guess, Kenneth Cole, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger
51.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%	Acquired 2010	95.4%	289,547	Adidas, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, Talbots, Tommy Bahama, Under Armour
52.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%	Built 2006	98.9%	604,105	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, DKNY, Express, Gap Outlet, Guess, Hugo Boss, Loft Outlet, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, True Religion, Under Armour, VF Outlet
53.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%	Built 2006	98.0%	488,678	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
54.	San Francisco Premium Outlets	CA	Livermore (San Francisco)	Fee and Ground Lease (2021) (10)	100.0%	Built 2012	96.3%	696,980	All Saints, A/X Armani Exchange, Bloomingdale's The Outlet Store, CH Carolina Herrera, Coach, Gucci, Kate Spade New York, J.Crew, Lacoste, Last Call by Neiman Marcus, MaxMara, Michael Kors, Prada, Saks Fifth Avenue Off 5th, Ted Baker, The North Face, Tommy Hilfiger, Tory Burch, Versace, Vince
55.	San Marcos Premium Outlets	TX	San Marcos (Austin/San Antonio)	Fee	100.0%	Acquired 2010	99.4%	732,273	Banana Republic, Cole Haan, Diane Von Furstenberg, Gucci, Hugo Boss, J. Crew, Kate Spade, Lacoste, Last Call by Neiman Marcus, Michael Kors, Pottery Barn, Prada, Restoration Hardware, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, The North Face, Tommy Bahama, Ugg, Victoria's Secret

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
56.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%		Built 2005	98.7%	554,809	Abercrombie, Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Elie Tahari, Hugo Boss, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, The North Face, Tommy Bahama, Tommy Hilfiger, Under Armour
57.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0	% (4)	Acquired 2012	93.7%	451,219	Adidas, American Eagle Outfitters, Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Coach, Cole Haan, Columbia Sportswear, Dooney & Bourke, J.Crew, Michael Kors, Movado, Nike, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Under Armour
58.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	96.3%	329,059	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Puma, Reebok, Tommy Bahama, Tommy Hilfiger, Under Armour
59.	St. Louis Premium Outlets	MO	St. Louis (Chesterfield)	Fee	60.0	% (4)	Built 2013	99.0%	351,513	Ann Taylor, BCBG Max Azria, Coach, Columbia Sportswear, Crabtree & Evelyn, Elie Tahari, J. Crew, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, St. John, Tommy Hilfiger, Ugg, Under Armour, Vera Bradley
60.	Tampa Premium Outlets	FL	Lutz (Tampa)	Fee	100.0%		Built 2015	90.7%	441,248	Adidas, American Eagle Outfitters, Ann Taylor, Banana Rebublic, Brooks Brothers, Calvin Klein, Coach, Cole Hahn, Columbia Sportswear, Gap Outlet, Guess, J. Crew, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Puma, Reebok, Saks 5th Avenue Off 5th, Tommy Hilfiger, Under Armour, Vera Bradley
61.	Tanger Outlets — Galveston/Houston (1)	TX	Texas City	Fee	50.0	% (4)	Built 2012	96.3%	352,705	Banana Republic, Brooks Brothers, Coach, Gap Outlet, J. Crew, Kenneth Cole, Michael Kors, Nike, Reebok, Tommy Hilfiger, White House Black Market
62.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2019) (7)	100.0%		Acquired 2004	98.3%	411,717	Abercrombie & Fitch, Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Guess, J.Crew, Kate Spade, Nike, Polo Ralph Lauren, The North Face, Timberland, Tommy Hilfiger, Under Armour
63.	Tucson Premium Outlets	AZ	Marana (Tucson)	Fee	100.0%		Built 2015	84.6%	367,192	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Express, Forever 21, Gap Outlet, Guess, J. Crew, Levi's, Michael Kors, Nike, Saks 5th Avenue Off 5th, Skechers, Tommy Hilfiger, Under Armour
64.	Twin Cities Premium Outlets	MN	Eagan	Fee	35.0	% (4)	Built 2014	99.2%	408,944	Adidas, Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Michael Kors, Movado, Nike, Robert Graham, Saks Fifth Avenue Off 5th, Talbots, True Religion, Under Armour, Vera Bradley
65.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	99.0%	440,113	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, DKNY, Gucci, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Tommy Bahama, Tommy Hilfiger
66.	Waikele Premium Outlets (13)	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	95.5%	219,144	A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Guess, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, True Religion

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
67.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	96.8%	417,823	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Chico's, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Levi's, Loft Outlet, Nike, Polo Ralph Lauren, Puma, Talbots, Timberland, Tommy Hilfiger, Under Armour, VF Outlet
68.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%	Acquired 2010	96.6%	522,201	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, Dooney & Bourke, Hugo Boss, J.Crew, Kate Spade New York, Loft Outlet, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Talbots, The North Face, Tommy Bahama, Tommy Hilfiger, True Religion, Under Armour
69.	Woodburn Premium Outlets	OR	Woodburn (Portland)	Fee	100.0%	Acquired 2013	98.7%	389,732	Adidas, Ann Taylor, Banana Republic, Cole Haan, Eddie Bauer, Fossil, Gap Outlet, J. Crew, Max Studio, Nike, The North Face, Polo Ralph Lauren, Puma, Tommy Hilfiger
70.	Woodbury Common Premium Outlets (13)	NY	Central Valley (New York)	Fee	100.0%	Acquired 2004	97.5%	869,143	Armani Outlet, Balenciega, Brioni, Brunello Cucinelli, Burberry, Canali, Chloe, Coach, Dior, Dolce & Gabbana, Dunhill, Fendi, Gucci, Hugo Boss, Lacoste, Last Call by Neiman Marcus, Moncler, Nike, Oscar de la Renta, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tod's, Tom Ford, Tory Burch, Valentino, Versace, Yves St. Laurent
71.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	99.6%	660,091	All Saints, Ann Taylor, Armani Outlet, Banana Republic, Barneys New York, Bloomingdale's The Outlet Store, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Hugo Boss, J.Crew, Kate Spade, Lacoste, Michael Kors, Movado, Nike, Polo Ralph Lauren, Restoration Hardware, Robert Graham, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Ted Baker, Theory, Tommy Hilfiger, Tory Burch, True Religion, Under Armour, Vineyard Vines

	Total U.S. Premium Outlets GLA							30,553,947

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	The Mills
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	100.0%		Acquired 2007	98.5%	1,239,488	Marshalls, Last Call by Neiman Marcus, Burlington Coat Factory, Sears Appliance Outlet, Gameworks (15), Sports Authority, Ross, At Home, Group USA, Harkins Cinemas & IMAX, Sea Life Center, Conn's, Legoland (6)
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3	% (4)	Acquired 2007	100.0%	1,662,860	Bass Pro Shops Outdoor World, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, F.Y.E., H&M, Medieval Times, Modell's, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Maryland Live! Casino, Forever 21
3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5	% (4)	Acquired 2007	96.5%	1,410,712	Forever 21, Jumpstreet, Last Call by Neiman Marcus, Off Broadway Shoe Warehouse, Saks Fifth Avenue Off 5th, Sports Authority, Super Target, United Artists Theatre, Burlington Coat Factory, H&M
4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3	% (4)	Acquired 2007	99.7%	1,344,807	Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, Saks Fifth Avenue Off 5th (15), The Children's Place Outlet, Dave & Buster's, Nike Factory Store, T.J. Maxx, Group USA, Sun & Ski, VF Outlet, Off Broadway Shoes, Bed Bath & Beyond, AMC Theatres, Best Buy, Forever 21, Sea Life Center, H&M (6)
5.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3	% (4)	Acquired 2007	98.9%	1,780,928	Bed Bath & Beyond, Burlington Coat Factory, The Children's Place, Group USA, Marshalls, Nike Factory Store, Saks Fifth Avenue Off 5th, AMC Theatres, Sun & Ski Sports, Last Call by Neiman Marcus, Sears Appliance Outlet, Bass Pro Shops Outdoor World, Off Broadway Shoes, VF Outlet, Legoland Discovery Center, Sea Life Center, Ross, H&M, Round 1 Entertainment (6)
6.	Great Mall	CA	Milpitas (San Jose)	Fee	100.0%		Acquired 2007	99.8%	1,365,129	Last Call by Neiman Marcus, Sports Authority, Group USA, Kohl's, Dave & Busters, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Bed Bath & Beyond, Off Broadway Shoes, Uniqlo
7.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	97.6%	1,935,843	Bass Pro Shops Outdoor World, Bed Bath & Beyond/Buy Buy Baby, Burlington Coat Factory, Kohl's, Marshalls Home Goods, Saks Fifth Avenue Off 5th, Rinkside, Sears Grand, Sports Authority, T.J. Maxx, VF Outlet, Marcus Cinemas, Last Call by Neiman Marcus, Value City Furniture, Shoppers World, Off Broadway Shoe Warehouse, Macy's
8.	Katy Mills	TX	Katy (Houston)	Fee	62.5	% (4) (2)	Acquired 2007	98.9%	1,789,953	Bass Pro Shops Outdoor World, Bed Bath and Beyond, Books-A-Million, Burlington Coat Factory, Jumpstreet, Marshalls, Last Call by Neiman Marcus, Nike Factory Store, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Off Broadway Shoes, Tilt, Ross, H&M
9.	Mills at Jersey Gardens, The	NJ	Elizabeth	Fee	100.0%		Acquired 2015	98.8%	1,304,142	Bed Bath & Beyond, Burlington Coat Factory, Century 21 Department Store, Cohoes, Forever 21, Group USA, Last Call Neiman Marcus, Loews Theatres, Marshalls, Modell's, Nike Factory Store, Saks 5th Avenue Off 5th, Tommy Hilfiger, VF Outlet
10.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0	% (4)	Acquired 2007	99.5%	1,366,633	Burlington Coat Factory, Nike Factory Store, Gameworks, The Children's Place Outlet, Marshalls, Saks Fifth Avenue Off 5th, Nordstrom Rack, Dave & Busters, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres, Sports Authority, Forever 21, Last Call by Neiman Marcus (15), Uniqlo (6), (8)

Simon Property Group, Inc. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
11.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	96.9%	1,153,697	Regal Cinema & IMAX, Dave & Busters, VF Outlet, Sun & Ski, Bass Pro Shops Outdoor World, Forever 21, Bed Bath & Beyond, Saks Fifth Avenue Off 5th, Off Broadway Shoes, H&M
12.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	99.4%	806,295	Dave & Buster's, Vans Skatepark, Lucky Strike Lanes, Saks Fifth Avenue Off 5th, AMC Theatres, Nike Factory Store, Last Call by Neiman Marcus, Off Broadway Shoes, Nordstrom Rack, Sports Authority, H&M, Forever 21
13.	Potomac Mills	VA	Woodbridge (Washington, DC)	Fee	100.0%		Acquired 2007	98.8%	1,530,314	Group USA, Marshalls, T.J. Maxx, Sears Appliance Outlet, JCPenney, Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, The Children's Place, AMC Theatres, Modell's Sporting Goods, Books-A-Million, H&M, Last Call by Neiman Marcus, XXI Forever, Bloomingdale's Outlet, Buy Buy Baby/and That!
14.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	96.5%	2,252,947	American Signature Home (15), Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Gameworks, Marshalls, Last Call by Neiman Marcus, Nike Factory Store, Nordstrom Rack, Saks Fifth Avenue Off 5th, Ron Jon Surf Shop, Sports Authority, Super Target, T.J. Maxx (11), Urban Planet, VF Factory Outlet (15), F.Y.E., Off Broadway Shoes, Regal Cinema, Bloomingdale's Outlet, Forever 21, Century 21 Department Store (6), H&M (6)

	Total Mills Properties GLA								20,943,748

	Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	98.9%	230,026
2.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	% (4)	Built 2008	91.1%	672,896	JCPenney, Dick's Sporting Goods, Stein Mart, Bed Bath & Beyond, DSW, Hamilton 16 IMAX, Earth Fare
3.	Pier Park	FL	Panama City Beach	Fee	65.6	% (4)	Built 2008	96.4%	895,790	Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Dave & Buster's
4.	University Park Village	TX	Fort Worth	Fee	100.0%		Acquired 2015	100.0%	160,077	Anthropologie, Pottery Barn

	Total Lifestyle Centers GLA								1,958,789

	Other Properties
1.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7	% (4) (2)	Built 1995	89.7%	729,398	Carson's, United Artists Theatre, Indianapolis Star, Nada (6), Punch Bowl Social (6)
2.	Florida Keys Outlet Center	FL	Florida City	Fee	100.0%		Acquired 2010	92.8%	206,325	American Eagle, Carter's, Coach, Gap Outlet, Guess, Nike, Nine West, OshKosh B'gosh, Skechers, Tommy Hilfiger
3.	Greendale Mall	MA	Worcester	Fee and Ground Lease (2019) (7)	56.4	% (4)	Acquired 1999	80.1%	428,864	T.J. Maxx 'N More, Best Buy, DSW, Big Lots
4.	Huntley Outlet Center	IL	Huntley	Fee	100.0%		Acquired 2010	56.2%	278,909	Ann Taylor, Banana Republic, Bose, Calvin Klein, Carter's, Eddie Bauer, Gap Outlet, Guess, Reebok, Tommy Hilfiger
5.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	85.5%		Acquired 2003	100.0%	264,835	AC Moore, Michaels, T.J. Maxx, Home Goods, hhgregg, American Signature Furniture, DSW, Nordstrom Rack (6)
6.	Naples Outlet Center	FL	Naples	Fee	100.0%		Acquired 2010	66.5%	146,047	Ann Taylor, Bass, Coach, L'eggs/Hanes/Bali/Playtex, Loft Outlet, Samsonite, Van Heusen
7.	Outlet Marketplace	FL	Orlando	Fee	100.0%		Acquired 2010	90.4%	199,316	American Eagle, Calvin Klein, Nike, Nine West, Reebok, Skechers
8 - 12.	The Mills Limited Partnership (TMLP)						Acquired 2007		5,748,472

	Total Other GLA								8,002,166

	Total U.S. Properties GLA								184,182,200

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

(5)
Malls — Executed leases for all company-owned GLA in mall stores, excluding major tenants and anchors. Premium Outlets and The Mills — Executed leases for all company-owned GLA (or total center GLA).

(6)
Indicates anchor or major tenant that is currently under development or has announced plans for development.

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

(15)
Indicates anchor has announced its intent to close this location.

(16)
Mall & Freestanding GLA includes office space. Centers with more than 20,000 square feet of office space are listed below:

Circle Centre — 129,944 sq. ft. Copley Place — 884,142 sq. ft. Domain, The — 156,240 sq. ft. Fashion Centre at Pentagon City, The — 169,089 sq. ft. Firewheel Town Center — 75,303 sq. ft.	Menlo Park Mall — 49,481 sq. ft. Oxford Valley Mall — 133,876 sq. ft. Plaza Carolina — 27,398 sq. ft. Southdale Center — 20,393 sq. ft.

  United States Lease Expirations

            The following table summarizes lease expiration data for our malls and Premium Outlets located in the United States, including Puerto Rico, as of December 31, 2015. The data presented does not consider the impact of renewal options that may be contained in leases.

U.S. MALLS AND PREMIUM OUTLETS LEASE EXPIRATIONS (1)

Year	Number of Leases Expiring	Square Feet	Avg. Base Minimum Rent PSF at 12/31/15	Percentage of Gross Annual Rental Revenues (2)
Inline Stores and Freestanding
Month to Month Leases	445	1,222,938	$52.63	1.3%
2016	2,170	7,096,525	$43.78	6.1%
2017	2,588	8,667,329	$45.95	7.8%
2018	2,404	8,629,006	$48.53	8.2%
2019	1,894	7,256,147	$46.96	6.7%
2020	1,696	6,306,093	$48.16	5.9%
2021	1,356	5,615,580	$47.66	5.3%
2022	1,490	5,667,409	$50.94	5.7%
2023	1,699	6,478,381	$52.93	6.8%
2024	1,529	5,885,487	$55.17	6.3%
2025	1,492	5,463,717	$59.63	6.3%
2026 and Thereafter	622	3,314,870	$43.42	2.9%
Specialty Leasing Agreements w/ terms in excess of 12 months	921	2,385,008	$19.73	0.9%
Anchors
2016	2	191,285	$1.80	0.0%
2017	19	2,590,032	$3.04	0.1%
2018	17	2,177,984	$4.60	0.2%
2019	20	2,203,190	$5.14	0.2%
2020	24	2,835,524	$4.77	0.3%
2021	14	1,611,894	$5.19	0.2%
2022	8	957,917	$9.67	0.2%
2023	9	1,119,371	$10.29	0.2%
2024	12	703,770	$11.67	0.2%
2025	18	2,095,999	$9.56	0.4%
2026 and Thereafter	21	2,652,151	$5.52	0.3%

(1)
Does not consider the impact of renewal options that may be contained in leases.

(2)
Annual rental revenues represent domestic 2015 consolidated and joint venture combined base rental revenue.

International Properties

            Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.

  European Investments

            At December 31, 2015 we owned 63,924,148 shares, or approximately 20.3%, of Klépierre, which had a quoted market price of $44.82 per share. Klépierre is a publicly traded, Paris-based real estate company, which owns, or has an interest in shopping centers located in 16 countries in Europe. On March 14, 2012, we completed our initial acquisition of a 28.7% interest in Klépierre for approximately $2.0 billion. On July 29, 2014 Klépierre announced that it had entered into a conditional agreement to acquire Corio N.V., or Corio, pursuant to which Corio shareholders received 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015 the transaction closed, which resulted in a dilution of our ownership to approximately 18.3%. On May 11, 2015, we purchased 6,290,000 additional shares of Klépierre for $279.4 million bringing our ownership to 20.3%.

            As of December 31, 2015, our joint venture in Europe had noncontrolling ownership interests in six outlet properties, as well as a property management and development company. Five of the outlet properties are located in Europe and one outlet property is located in Canada. Of the five properties in Europe, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. As of December 31, 2015, our legal percentage ownership interests in these entities ranged from 45% to 90%.

            We own a 13.3% interest in Value Retail PLC and affiliated entities, which own and operate nine luxury outlets throughout Europe. We also have a minority direct ownership in three of those outlets.

  Other International Investments

            We also hold a 40% interest in nine operating joint venture properties in Japan, a 50% interest in three operating joint venture properties in South Korea, a 50% interest in one operating joint venture property in Mexico, a 50% interest in one operating joint venture property in Malaysia, and a 50% interest in two operating joint venture properties in Canada. The nine Japanese Premium Outlets operate in various cities throughout Japan and comprise over 3.2 million square feet of GLA and were 99.8% leased as of December 31, 2015.

            The following property tables summarize certain data for our international properties as of December 31, 2015 and does not include our equity investment in Klépierre or our cost method investment in Value Retail PLC and affiliated entities.

Simon Property Group, Inc. and Subsidiaries
Property Table
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Banana Republic, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Gap Outlet, McGregor, MK Michel Klein, Nike, Tommy Hilfiger, Ralph Lauren
2.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	481,500	Armani, Balenciaga, Bally, Banana Republic, Bottega Veneta, Burberry, Coach, Diesel, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Jill Stuart, Loro Piana, Miu Miu, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's
3.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	441,000	Adidas, Armani, Bally, Banana Republic, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Etro, Gap Outlet, Gucci, Harrod's, Hugo Boss, Loro Piana, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tommy Hilfiger, Valentino
4.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2031)	40.0%	2000	416,500	Adidas, Armani, Bally, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Dolce & Gabbana, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Hugo Boss, Kate Spade, Lacoste, Lanvin Collection, Nike, Ralph Lauren
5.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%	2003	390,800	Adidas, Armani, Beams, Brooks Brothers, Coach, Diesel, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Gucci, Harrod's, Kate Spade, Miu Miu, Nike, Ralph Lauren, Prada
6.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas. Beams, Brooks Brothers, Coach, Forever21, Jill Stuart, Levi's, Pleats Please Issey Miyake, Tasaki, TaylorMade, United Arrows
7.	Shisui Premium Outlets	Shisui (Chiba), Japan	Ground Lease (2032)	40.0%	2013	365,900	Banana Republic, Brooks Brothers, Citizen, Coach, Gap, Marmot, Michael Kors, Samsonite, Tommy Hilfiger, United Arrows
8.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%	2005	367,700	Adidas, BCBG Max Azria, Beams, Brooks Brothers, Coach, Diesel, Eddie Bauer, Furla, Gap Outlet, Nike, Olive des Olive, Ralph Lauren, Puma, Timberland, Tommy Hilfiger, United Arrows
9.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	290,400	Adidas, Armani, Banana Republic, BCBG Max Azria, Beams, Bose, Brooks Brothers, Burberry, Coach, Cole Haan, Courreges, Dolce & Gabbana, Furla, Gap Outlet, Miki House, Nike, Puma, Theory, Tommy Hilfiger

	Subtotal Japan					3,233,000

Simon Property Group, Inc. and Subsidiaries
Property Table
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
	MEXICO
10.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	333,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Kenneth Cole, Diesel, Lacoste, Levi's, MaxMara, Nautica, Nike, Palacio Outlet, Reebok, Rockport, Salvatore Ferragamo, Swarovski, Zegna
	Subtotal Mexico					333,000
	SOUTH KOREA
11.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	551,600	Adidas, Giorgio Armani, Burberry, Chloe, Coach, Diesel, Dolce & Gabbana, Escada, Fendi, Gucci, Lacoste, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tod's, Valentino, Vivienne Westwood
12.	Paju Premium Outlets	Paju (Seoul)	Fee	50.0%	2011	442,900	Armani, Banana Republic, Calvin Klein, Coach, DKNY, Escada, Jill Stuart, Lacoste, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tory Burch, Vivienne Westwood
13.	Busan Premium Outlets	Busan	Fee	50.0%	2013	360,200	Adidas, Armani, Banana Republic, Bean Pole, Calvin Klein, Coach, DKNY, Gap, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Theory, The North Face, Tommy Hilfiger

	Subtotal South Korea					1,354,700
	MALAYSIA
14.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	264,400	Adidas, Armani, Brooks Brothers, Burberry, Calvin Klein, Canali, Coach, DKNY, Gap, Guess, Lacoste, Levi's, Michael Kors, Nike, Salvatore Ferragamo, Timberland, Tommy Hilfiger, Zegna
	Subtotal Malaysia					264,400
	CANADA
15.	Toronto Premium Outlets	Toronto (Ontario)	Fee	50.0%	2013	358,400	Adidas, Banana Republic, Burberry, Calvin Klein, Coach, Eddie Bauer, Gap, Michael Kors, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger
16.	Premium Outlets Montreal	Montreal (Quebec)	Fee	50.0%	2014	365,700	Adidas, American Eagle Outfitters, Banana Republic, Calvin Klein, Gap, Lacoste, Michael Kors, Nike, Old Navy, Polo Ralph Lauren, Reebok, Tommy Hilfiger
	Subtotal Canada					724,100

	TOTAL INTERNATIONAL PREMIUM OUTLETS					5,909,200

Simon Property Group, Inc. and Subsidiaries
Property Table
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
INTERNATIONAL DESIGNER OUTLETS
	AUSTRIA
1.	Parndorf Designer Outlet	Vienna	Fee	90.0%	Phase 3 — 2005	118,000	Armani, Bally, Burberry, Calvin Klein, Diesel, Furla, Geox,
	Phases 3 & 4				Phase 4 — 2011		Gucci, Hugo Boss, Joop! Windsor Strellson, Michael Kors, Porsche Design, Prada, Swarovski, Zegna

	Subtotal Austria					118,000
	ITALY
2.	La Reggia Designer Outlet	Marcianise (Naples)	Fee	60.0%	Phase 1 — 2010	288,000	Adidas, Armani, Calvin Klein, Hugo Boss, Lacoste, Lui Jo,
	Phases 1 & 2				Phase 2a — 2010		Michael Kors, Nike, Pinko, Polo Ralph Lauren, Prada,
					Phase 2b — 2011		Roberto Cavalli, Timberland, Tommy Hilfiger, Valentino, Versace
3.	Noventa Di Piave Designer	Venice	Fee	60.0%	Phase 1 — 2008	280,000	Armani, Bally, Bottega Veneta, Brioni,
	Outlet Phases 1, 2, & 3				Phase 2 — 2010		Burberry, Calvin Klein, Fendi, Gucci, Hugo Boss, Loro Piana,
					Phase 3 — 2012		Michael Kors, Nike, Pinko, Paul Smith, Prada, Salvatore
							Ferragamo, Sergio Rossi,Tommy Hilfiger, Valentino, Versace

	Subtotal Italy					568,000
	NETHERLANDS
4.	Roermond Designer Outlet	Roermond	Fee	90.0%	Phase 2 — 2005	173,000	Armani, Bally, Burberry, Calvin Klein Jeans, Escada, Furla,
	Phases 2 & 3				Phase 3 — 2011		Gucci, Hugo Boss, Joop! Windsor Strellson, Loro Piana,
							Michael Kors, Moncler, Mulberry, Prada,
							Ralph Lauren Luxury, Swarovski,
							Tod's, Tommy Hilfiger, UGG

	Subtotal Netherlands					173,000
	UNITED KINGDOM
5.	Ashford Designer Outlet	Kent	Fee	45.0%	2000	183,000	Abercrombie and Fitch, Adidas, CK Underwear, Clarks, Fossil, French Connection, Gap, Guess, Lacoste, Levis, Marks & Spencer, Next, Nike, Polo Ralph Lauren, Reiss, Superdry, Swarovski, Tommy Hilfiger

	Subtotal England					183,000
	CANADA
6.	Vancouver Designer Outlets	Vancover	Ground Lease (2072)	45.0%	2015	242,000	Armani, Banana Republic, Brooks Brother Factory, Calvin Klein, Cole Hann, Coach, Gap, Hugo Boss, J. Crew Factory, Levi's, Nike, Polo Ralph Lauren Factory, Tommy Hilfiger

	Subtotal Canada					242,000

	Total International Designer Outlets					1,284,000

FOOTNOTES:

(1)
All gross leasable area listed in square feet.

  Land

            We have direct or indirect ownership interests in approximately 300 acres of land held in the United States and Canada for future development.

  Sustainability and Energy Efficiency

            We incorporate sustainable thinking into many of the areas of our business; from how we plan, develop and operate our properties, to how we do business with our customers, engage with our communities, and create a productive and positive work environment for our employees. Our sustainability framework has four key areas: Properties, Customers, Communities and Employees.

            Through our continued use of energy conservation practices, energy efficiency projects, and continuous monitoring and reporting, we have reduced our energy consumption at comparable properties every year since 2003. As a result, excluding new developments and expansions, we have reduced the electricity usage over which we have direct control by 337 million kWhs since 2003. This represents a 32% reduction in electricity usage across a portfolio of comparable properties. Our documented reduction in greenhouse gas emissions resulting from our energy management efforts is 213,741 metric tons of CO2e.

            We have been globally recognized for our energy efficiency programs and transparency in disclosure practices: in 2015, we were listed on the CDP, previously known as the Carbon Disclosure Project, A-List for the second consecutive year — identifying us as a leader in the retail real estate sector for driving significant reduction in emissions due to implementation of energy efficient initiatives. Additionally, in 2015 we received the highest designation of a Green Star rating from the Global Real Estate Sustainability Benchmark, or GRESB, for the second year.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Unsecured Debt
As of December 31, 2015
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Arizona Mills	5.76%		161,834		12,268		07/01/20
Bangor Mall	6.15%		80,000		4,918	(2)	10/01/17
Battlefield Mall	3.95%		124,467		7,118		09/01/22
Birch Run Premium Outlets	5.95%		100,460	(10) (28)	8,078		04/11/16
Calhoun Premium Outlets	5.79%		19,309	(35)	1,519		09/01/16
Carolina Premium Outlets	3.36%		47,409		2,675		12/01/22
Domain, The	5.44%		195,224		14,085		08/01/21
Ellenton Premium Outlets	4.30%		178,000		7,651	(2)	12/01/25
Empire Mall	4.31%		190,000		8,197	(2)	12/01/25
Florida Keys Outlet Center	4.17%		17,000		709	(2)	12/01/25
Gaffney Premium Outlets	5.79%		35,042	(35)	2,757		09/01/16
Grand Prairie Premium Outlets	3.66%		120,000		4,392	(2)	04/01/23
Greenwood Park Mall	8.00%		74,710	(19)	7,044		08/01/16
Grove City Premium Outlets	4.31%		140,000		6,032	(2)	12/01/25
Gulfport Premium Outlets	4.35%		50,000		2,174	(2)	12/01/25
Gurnee Mills	5.77%		321,000		18,512	(2)	07/01/17
Hagerstown Premium Outlets	5.95%		84,410	(10) (28)	6,787		04/11/16
Independence Center	5.94%		200,000		11,886	(2)	07/10/17
Ingram Park Mall	5.38%		135,491		9,746		06/01/21
King of Prussia — The Court & The Plaza — 1	7.49%		23,906		23,183		01/01/17
King of Prussia — The Court & The Plaza — 2	8.53%		1,735		1,685		01/01/17
King of Prussia — The Court & The Plaza — 3	4.50%		50,000		2,250	(2)	01/01/17
Las Americas Premium Outlets	5.84%		174,269		12,728		06/11/16
Lee Premium Outlets	5.79%		48,201	(35)	3,792		09/01/16
Merrimack Premium Outlets	3.78%		128,876		7,247		07/01/23
Midland Park Mall	4.35%		80,362		5,078		09/06/22
Mills at Jersey Gardens, The	3.83%		350,000		13,405	(2)	11/01/20
Montgomery Mall	4.57%		100,000		4,570	(2)	05/01/24
Opry Mills — 1	2.93	% (1)	280,000		8,203	(2)	10/10/16
Opry Mills — 2	5.00%		70,800		3,540	(2)	10/10/16
Oxford Valley Mall	4.77%		65,249		4,456		12/07/20
Penn Square Mall	3.84%		310,000		11,910	(2)	01/01/26
Pismo Beach Premium Outlets	5.84%		33,850	(20)	1,978	(2)	11/06/16
Plaza Carolina	1.78	% (1)	225,000		4,004	(2)	09/30/17	(3)
Pleasant Prairie Premium Outlets	6.01%		34,560		2,758		12/01/16
Potomac Mills	5.83%		410,000		23,901	(2)	07/11/17
Puerto Rico Premium Outlets	1.78	% (1)	125,000		2,224	(2)	09/30/17	(3)
Queenstown Premium Outlets	5.84%		66,150	(20)	3,864	(2)	11/06/16
Shops at Chestnut Hill, The	4.69%		120,000		5,624	(2)	11/01/23
Shops at Riverside, The	3.37%		130,000		4,382	(2)	02/01/23
Southdale Center	3.84%		152,990		8,713		04/01/23
SouthPark	8.00%		184,908	(19)	17,434		08/01/16
Southridge Mall	3.85%		123,922		7,036		06/06/23
Summit Mall	5.42%		65,000		3,526	(2)	06/10/17
The Crossings Premium Outlets	3.41%		114,827		6,131		12/01/22
Town Center at Cobb	4.76%		195,052		12,530		05/01/22
University Park Village	3.85%		55,000		2,118	(2)	05/01/28
Walt Whitman Shops	8.00%		113,933	(19)	10,742		08/01/16

Mortgage and Unsecured Debt
As of December 31, 2015
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
White Oaks Mall	5.54%		50,000		2,768	(2)	11/01/16
Williamsburg Premium Outlets	5.95%		97,517	(10) (28)	7,841		04/11/16
Wolfchase Galleria	5.64%		225,000		12,700	(2)	04/01/17
Woodland Hills Mall	7.79%		90,370		8,414		04/05/19

Total Consolidated Secured Indebtedness			$6,570,833
Unsecured Indebtedness:
Simon Property Group, LP:
Global Commercial Paper — USD	0.43	% (34)	$690,593		$2,970	(2)	03/24/16
Global Commercial Paper — Euro	0.03	% (34)	$188,064	(18)	56	(2)	04/18/16
Revolving Credit Facility — Euro Currency	0.80	% (15)	$237,814	(16)	1,903	(2)	06/30/19	(3)
Revolving Credit Facility — Yen Currency	0.85	% (15)	$184,848	(23)	1,570	(2)	06/30/19	(3)
Revolving Credit Facility — USD Currency	1.23	% (15)	$815,000	(32)	10,020	(2)	06/30/19	(3)
Unsecured Notes — 14B	6.10%		$163,298	(33)	9,961	(14)	05/01/16
Unsecured Notes — 15B	5.88%		$207,453		12,188	(14)	03/01/17
Unsecured Notes — 16B	5.25%		$364,276		19,124	(14)	12/01/16
Unsecured Notes — 20A	10.35%		$650,000		67,275	(14)	04/01/19
Unsecured Notes — 22B	5.65%		$1,250,000		70,625	(14)	02/01/20
Unsecured Notes — 22C	6.75%		$600,000		40,500	(14)	02/01/40
Unsecured Notes — 23A	4.38%		$900,000		39,375	(14)	03/01/21
Unsecured Notes — 24A	2.80%		$500,000		14,000	(14)	01/30/17
Unsecured Notes — 24B	4.13%		$700,000		28,875	(14)	12/01/21
Unsecured Notes — 25A	2.15%		$600,000		12,900	(14)	09/15/17
Unsecured Notes — 25B	3.38%		$600,000		20,250	(14)	03/15/22
Unsecured Notes — 25C	4.75%		$550,000		26,125	(14)	03/15/42
Unsecured Notes — 26A	1.50%		$750,000		11,250	(14)	02/01/18
Unsecured Notes — 26B	2.75%		$500,000		13,750	(14)	02/01/23
Unsecured Notes — Euro 1	2.38%		$820,049	(8)	19,476	(6)	10/02/20
Unsecured Notes — 27A	2.20%		$600,000		13,200	(14)	02/01/19
Unsecured Notes — 27B	3.75%		$600,000		22,500	(14)	02/01/24
Unsecured Notes — 28A	3.38%		$900,000		30,375	(14)	10/01/24
Unsecured Notes — 28B	4.25%		$400,000		17,000	(14)	10/01/44
Unsecured Notes — 29A	2.50%		$500,000		12,500	(14)	09/01/20
Unsecured Notes — 29B	3.50%		$600,000		21,000	(14)	09/01/25
Unsecured Notes — Euro 2	1.38%		$820,049	(13)	11,276	(6)	11/18/22
Unsecured Term Loan	1.53	% (1)	$240,000		3,671	(2)	02/28/18	(3)

Total Consolidated Unsecured Indebtedness			$15,931,444

Total Consolidated Indebtedness at Face Amounts			$22,502,277
Net Premium on Indebtedness			44,735
Net Discount on Indebtedness			(44,839)

Total Consolidated Indebtedness			$22,502,173

Our Share of Consolidated Indebtedness			$22,411,398

Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	1.83	% (12)	67,385	(26)	8,348		09/25/23
Ashford Designer Outlet	2.68%		59,276	(21)	1,588	(2)	07/31/16
Arundel Mills	4.29%		385,000		16,509	(2)	02/06/24

Mortgage and Unsecured Debt
As of December 31, 2015
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Auburn Mall	6.02%		39,136		3,027		09/01/20
Aventura Mall	3.75%		1,200,000		45,002	(2)	12/01/20
Aventura Mall Expansion	2.38	% (1)	4,313		103	(2)	12/30/20
Avenues, The	3.60%		110,000		3,960	(2)	02/06/23
Briarwood Mall	7.50%		107,180	(22)	10,641		11/30/16
Busan Premium Outlets — Fixed	5.44%		68,655	(17)	3,736	(2)	06/20/22
Busan Premium Outlets — Variable	3.96	% (27)	48,067	(17)	1,902	(2)	02/13/17
California Department Stores	6.53%		31,300		2,044	(2)	11/01/17
Cape Cod Mall	5.75%		93,642		7,003		03/06/21
Charlotte Premium Outlets	1.88	% (1)	90,000		1,692	(2)	11/24/19	(3)
Circle Centre	3.33	% (24)	66,000		3,076		01/28/20	(3)
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16
Coddingtown Mall	2.18	% (1)	11,250		839		03/01/17	(3)
Colorado Mills — 1	4.28%		136,000		5,824	(2)	11/01/24
Colorado Mills — 2	5.04%		27,445		1,811		07/01/21
Concord Mills	3.84%		235,000		9,015	(2)	11/01/22
Crystal Mall	4.46%		92,755		5,749		06/06/22
Dadeland Mall	4.50%		435,147		27,361		12/05/21
Del Amo Fashion Center	1.93	% (1)	510,000		9,840	(2)	01/20/20	(3)
Domain Westin	4.12%		69,710		4,069		09/01/25
Dover Mall	5.57%		88,413		6,455		08/06/21
Emerald Square Mall	4.71%		108,970		7,165		08/11/22
Falls, The	7.50%		103,607	(22)	10,287		11/30/16
Fashion Centre Pentagon City Office	5.11%		40,000		2,043	(2)	07/01/21
Fashion Centre Pentagon City Retail	4.87%		410,000		19,957	(2)	07/01/21
Fashion Valley	4.30%		458,069		28,208		01/04/21
Firewheel Residential	2.74	% (1)	21,388		1,123		12/01/16
Firewheel Residential II	2.43	% (1)	24,000		583	(2)	11/14/18	(3)
Florida Mall, The	5.25%		343,876		24,849		09/05/20
Galleria, The	3.55%		1,200,000		42,598	(2)	03/01/25
Gloucester Premium Outlets	1.93	% (1)	72,926		1,407	(2)	06/19/19	(3)
Grapevine Mills	3.83%		268,000		10,272	(2)	10/01/24
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16
Gotemba Premium Outlets	0.37	% (12)	10,896	(26)	4,399		02/28/18
Hamilton Town Center	4.81%		83,100		5,293		04/01/22
Johor Premium Outlets	5.32	% (7)	17,575	(9)	5,212		10/14/20
Katy Mills	3.49%		140,000		4,886	(2)	12/06/22
Kobe-Sanda Premium Outlets	0.44	% (12)	31,333	(26)	1,633		01/31/20
Lehigh Valley Mall	5.88%		129,116		9,943		07/05/20
La Reggia Designer Outlets Phases 1 & 2	1.31	% (25)	63,335	(30)	5,441		03/31/27
Liberty Tree Mall	3.41%		33,238		1,866		05/06/23
Mall at Rockingham Park, The	5.61%		260,000		14,586	(2)	03/10/17
Mall at Tuttle Crossing, The	3.56%		125,000		4,455	(2)	05/01/23
Mall of New Hampshire, The	4.11%		150,000		6,162	(2)	07/01/25
Meadowood Mall	5.82%		118,360		8,818		11/06/21
Miami International Mall	4.42%		160,000		7,072	(2)	02/06/24
Northshore Mall	3.30%		261,491		14,453		07/05/23
Noventa Di Piave Designer Outlets	2.00	% (11)	87,471	(30)	1,749	(2)	06/30/20
Ontario Mills	4.25%		326,521		20,661		03/05/22
Outlets at Orange, The	4.22%		215,000		9,067	(2)	04/01/24
Paju Premium Outlets	4.08%		92,221	(17)	3,764	(2)	11/28/19

Mortgage and Unsecured Debt
As of December 31, 2015
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Parndorf Designer Outlet Phases 3 & 4	1.95%		100,593	(30)	1,962	(2)	05/20/22
Phipps Plaza Residential	2.18	% (1)	5,610		122	(2)	10/16/19	(3)
Phipps Plaza Hotel	2.43	% (1)	4,832		117	(2)	12/17/19	(3)
Premium Outlets Montréal	2.18	% (4)	78,359	(5)	1,708	(2)	09/10/17	(3)
Quaker Bridge Mall — 1	7.03%		10,679		2,407		04/01/16
Quaker Bridge Mall — 2	2.95%		62,000		1,829	(2)	04/01/16
Rinku Premium Outlets	0.39	% (12)	11,623	(26)	1,706		07/31/17
Roermond Designer Outlet Phases 2 & 3	1.86%		196,812	(30)	3,659	(2)	12/01/21
Sano Premium Outlets	0.45	% (12)	4,193	(26)	2,759		05/31/18
Sendai-Izumi Premium Outlets	0.41	% (12)	9,465	(26)	3,194		10/31/18
Shisui Premium Outlets — Variable	0.37	% (12)	34,870	(26)	4,778		05/31/18
Shisui Premium Outlets — Fixed	0.38%		41,511	(26)	158	(2)	05/29/22
Shops at Mission Viejo, The	3.61%		295,000		10,650	(2)	02/01/23
Silver Sands Premium Outlets	3.93%		100,000		3,930	(2)	06/01/22
Smith Haven Mall	1.63	% (1)	180,000		2,933	(2)	05/29/20	(3)
Solomon Pond Mall	4.01%		103,803		6,309		11/01/22
Southdale Residential	4.46%		41,689		2,530		10/15/35
Springfield Mall	4.45%		64,835		3,928		10/06/25
Square One Mall	5.47%		94,578		6,793		01/06/22
Stoneridge Shopping Center	7.50%		213,072	(22)	19,214		11/30/16
St. Johns Town Center	3.82%		350,000		13,367	(2)	09/11/24
St. Louis Premium Outlets	4.06%		95,000		3,858	(2)	10/06/24
Tanger Outlets — Galveston/Houston	1.93	% (1)	65,000		1,254	(2)	07/01/18	(3)
Toki Premium Outlets — Fixed	0.38%		24,907	(26)	93	(2)	11/30/19
Toki Premium Outlets — Variable	0.91	% (12)	5,166	(26)	47	(2)	05/31/20
Toronto Premium Outlets	3.13%		122,549	(5)	3,831	(2)	06/01/22
Tosu Premium Outlets	0.42	% (12)	15,442	(26)	1,974		12/31/18
Twin Cities Premium Outlets	4.32%		115,000		4,968	(2)	11/06/24
Vancouver Designer Outlet	2.73	% (4)	59,556	(5)	1,626	(2)	04/01/18
West Town Mall	6.34%		210,000		13,309	(2)	12/01/17
Westchester, The	6.00%		345,376		26,980		05/05/20
Woodfield Mall	4.50%		425,000		19,125	(2)	03/05/24
Yeoju Premium Outlets	4.69%		73,423	(17)	3,441	(2)	09/06/20

Total Joint Venture Secured Indebtedness at Face Value			$13,166,111
TMLP Indebtedness at Face Value			$720,969	(29)

Total Joint Venture and TMLP Indebtedness at Face Value			$13,887,080
Net Premium on Indebtedness			3,961

Total Joint Venture Indebtedness			$13,891,041

Our Share of Joint Venture Indebtedness			$6,692,809	(31)

Mortgage and Unsecured Debt
As of December 31, 2015
(Dollars in thousands)

(1)
Variable rate loans based on 1M LIBOR plus interest rate spreads ranging from 80 bps to 250 bps. 1M LIBOR as of December 31, 2015 was 0.43%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Applicable Borrower's option.

(4)
Variable rate loans based on 1M CDOR plus interest rate spreads ranging from 130 bps to 185 bps. 1M CDOR at December 31, 2015 was 0.88%.

(5)
Amount shown in USD equivalent. CAD Equivalent is 361.3 million.

(6)
Requires annual payment of interest only.

(7)
Variable rate loans based on Cost of Fund plus interest rates spreads ranging from 150 bps to 175 bps. Cost of Fund as of December 31, 2015 was 3.75%.

(8)
Amount shown in USD equivalent. Euro equivalent is 750.0 million.

(9)
Amount shown in USD equivalent. Ringgit equivalent is 75.7 million.

(10)
Loans were refinanced after December 31, 2015. These three properties are no longer secured by cross-collateralized and cross-defaulted mortgages.

(11)
Variable rate loan based on 3M EURIBOR plus interest rate spread of 200 bps. Minimum 3M Euribor is 0 bps.

(12)
Variable rate loans based on 1M YEN LIBOR or 6M YEN LIBOR plus interest rate spreads ranging from 25 bps to 40 bps. As of December 31, 2015, 1M YEN LIBOR and 6M YEN LIBOR were 0.05% and 0.12%, respectively.

(13)
Amount shown in USD equivalent. Euro equivalent is 750.0 million.

(14)
Requires semi-annual payments of interest only.

(15)
$4.0 Billion Revolving Credit Facility. As of December 31, 2015, the Credit Facility — USD Currency bears interest at LIBOR + 80 bps, the Credit Facility — Yen Currency bears interest at Yen LIBOR + 80 bps and the Credit Facility — Euro Currency bears interest at 1M EURO LIBOR + 80 bps. The facilities provide for different pricing based upon our investment grade rating. As of December 31, 2015, $4.6 billion was available after outstanding borrowings and letters of credit under our Credit Facilities.

(16)
Amount shown in USD equivalent. Balances include borrowings on multi-currency tranche of Euro 217.5 million.

(17)
Amount shown in USD equivalent. Won equivalent is 331.9 billion.

(18)
Amount shown in USD equivalent. Euro equivalent is 172.0 million.

(19)
Loans secured by these three properties are cross-collateralized and cross-defaulted. Mortgages were repaid on February 1, 2016 (open at par date).

(20)
Loans secured by these two properties are cross-collateralized and cross-defaulted.

(21)
Amount shown in USD equivalent. GBP equivalent is 40.0 million.

(22)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(23)
Amount shown in USD equivalent. Balances include borrowings on multi-currency tranche of Yen 22.3 billion.

(24)
Variable rate loan based on 1M LIBOR plus an interest rate spread of 290 bps. In addition, 1M LIBOR is capped at 5.00%.

(25)
Variable rate loan based on 6M EURIBOR plus interest rate spread of 135 bps. 6M EURIBOR at December 31, 2015 was –0.04%.

(26)
Amount shown in USD equivalent. Yen equivalent is 30.9 billion.

(27)
Variable rate loans based on 91 Day Korean CD rate plus interest rate spreads ranging from 200 bps to 290 bps. The 91 Day Korean CD rate as of December 31, 2015 was 1.67%.

(28)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(29)
Consists of five properties with interest rates ranging from 4.50% to 7.32% and maturities between 2016 and 2023.

Mortgage and Unsecured Debt
As of December 31, 2015
(Dollars in thousands)

(30)
Amount shown in USD equivalent. Euro equivalent is 409.9 million.

(31)
Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties, including The Mills Limited Partnership. To the extent total indebtedness is secured by a property, it is non-recourse to us, with the exception of approximately $353.7 million of payment guarantees provided by the Operating Partnership (of which $112.8 million is recoverable from our venture partner under the partnership agreement).

(32)
The entire outstanding balance on the Revolving Credit Facility — USD was repaid on January 14, 2016.

(33)
Unsecured note was repaid on February 1, 2016 (call at par date).

(34)
Reflects the latest maturity date and weighted average interest rate of all outstanding tranches of commercial paper at December 31, 2015.

(35)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

            The changes in consolidated mortgages and unsecured indebtedness for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance, Beginning of Year	$20,852,993	$22,669,917	$22,186,848
Additions during period:
New Loan Originations (a)	6,095,011	2,273,014	1,988,710
Loans assumed in acquisitions and consolidation	405,000	166,950	—
Net Premium	6,980	8,747	(3,273)
Deductions during period:
Loan Retirements	(4,750,606)	(4,164,574)	(1,400,562)
Amortization of Net Premiums	(16,107)	(24,092)	(33,026)
Scheduled Principal Amortization	(91,098)	(76,969)	(68,780)

Balance, Close of Year	$22,502,173	$20,852,993	$22,669,917

(a)
Includes net activity on the Credit Facilities and commercial paper.

Item 3.    Legal Proceedings

            We are involved from time-to-time in various legal and regulatory proceedings that arise in the ordinary course of our business, including, but not limited to, commercial disputes, environmental matters, and litigation in connection with transactions such as acquisitions and divestitures. We believe that our current proceedings will not have a material adverse effect on our financial condition, liquidity or results of operations. We record a liability when a loss is considered probable, and the amount can be reasonably estimated.

Item 4.    Mine Safety Disclosures

            Not applicable.

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            Our common stock trades on the New York Stock Exchange under the symbol "SPG". The quarterly price range for the shares and the dividends declared per share for each quarter in the last two fiscal years are shown below:

	High	Low	Close	Declared Dividends
2014
1st Quarter	$164.93	$149.60	$164.00	$1.25
2nd Quarter	177.31	162.56	166.28	1.30
3rd Quarter	173.31	162.43	164.42	1.30
4th Quarter	188.18	163.41	182.11	1.30
2015
1st Quarter	$206.31	$178.84	$195.64	$1.40
2nd Quarter	202.28	170.99	173.02	1.50
3rd Quarter	200.23	171.87	183.72	1.55
4th Quarter	208.14	180.55	194.44	1.60

            There is no established public trading market for Simon's Class B common stock. Dividends on the Class B common stock are identical to the common stock.

  Holders

            The number of holders of record of common stock outstanding was 1,274 as of December 31, 2015. The Class B common stock is subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

  Dividends

            We must pay a minimum amount of dividends to maintain our status as a REIT. Our future dividends and future distributions of the Operating Partnership will be determined by our Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain our status as a REIT.

            Common stock cash dividends during 2015 aggregated $6.05 per share. Common stock cash dividends during 2014 aggregated $5.15 per share. In January 2016, our Board of Directors declared a quarterly cash dividend of $1.60 per share of common stock payable on February 29, 2016 to stockholders of record on February 12, 2016.

            We offer a dividend reinvestment plan that allows our stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

  Unregistered Sales of Equity Securities

            During the fourth quarter of 2015, we issued an aggregate of 2,489 shares of common stock to limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership, as follows:

  •
  1,989 shares on December 14, 2015, and

  •
  500 shares on November 9, 2015.

            In each case, the issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

  Issuances Under Equity Compensation Plans

            For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K.

  Issuer Purchases of Equity Securities

            There were no purchases of equity securities made during the fourth quarter of 2015.

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

	As of or for the Year Ended December 31,
	2015 (1)	2014 (2)	2013	2012	2011
	(in thousands, except per share data)
OPERATING DATA:
Total consolidated revenue	$5,266,103	$4,870,818	$4,543,849	$4,256,157	$3,728,454
Consolidated income from continuing operations	2,139,375	1,622,165	1,366,793	1,563,242	1,086,040
Consolidated net income	2,139,375	1,651,526	1,551,590	1,719,632	1,245,900
Net income attributable to common stockholders	$1,824,383	$1,405,251	$1,316,304	$1,431,159	$1,021,462
BASIC AND DILUTED EARNINGS PER SHARE:
Income from continuing operations	$5.88	$4.44	$3.73	$4.29	$3.03
Discontinued operations	—	0.08	0.51	0.43	0.45

Net income attributable to common stockholders	$5.88	$4.52	$4.24	$4.72	$3.48

Basic weighted average shares outstanding	310,103	310,731	310,255	303,137	293,504
Diluted weighted average shares outstanding	310,103	310,731	310,255	303,138	293,573
Dividends per share (3)	$6.05	$5.15	$4.65	$4.10	$3.50
BALANCE SHEET DATA:
Cash and cash equivalents	$701,134	$612,282	$1,691,006	$1,153,532	$776,039
Total assets	30,650,673	29,532,330	33,324,574	32,586,606	26,216,925
Mortgages and other indebtedness	22,502,173	20,852,993	22,669,917	22,186,848	17,431,588
Total equity	5,216,369	5,951,505	$6,822,632	$6,893,089	$5,544,288
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$3,024,685	$2,730,420	$2,700,996	$2,513,072	$2,005,887
Investing activities	(1,462,720)	(897,266)	(948,088)	(3,580,671)	(994,042)
Financing activities	(1,473,113)	(2,937,735)	(1,220,563)	1,453,467	(1,009,913)
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends	2.70x	2.39x	2.22x	2.43x	1.99x
Funds from Operations (FFO) (4)	$3,571,237	$3,235,298	$3,205,693	$2,884,915	$2,438,765

Dilutive FFO allocable to common stockholders	$3,057,193	$2,765,819	$2,744,770	$2,420,348	$2,021,932

Diluted FFO per share	$9.86	$8.90	$8.85	$7.98	$6.89

(1)
During the year ended December 31, 2015, we recorded a $121.0 million loss on extinguishment of debt associated with the early redemption of two series of unsecured senior notes, reducing diluted FFO and diluted earnings per share by $0.33. We also recorded a gain on sale of marketable securities of $80.2 million, increasing diluted FFO and diluted earnings per share by $0.22.

(2)
During the year ended December 31, 2014, we recorded a $127.6 million loss on extinguishment of debt associated with five unsecured note tender offers and one early unsecured note redemption, reducing diluted FFO and diluted earnings per share by $0.35. We also recorded transaction expenses related to the spin-off of WP Glimcher Inc. (formerly known as Washington Prime Group Inc.), or Washington Prime, of $38.2 million or $0.10 per share. 2014 FFO includes results for five months of Washington Prime of $146.2 million or $0.40 per share.

(3)
Represents dividends declared per period.

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

Overview

            Simon Property Group, Inc., Simon or the Company, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P., or the Operating Partnership, is our majority-owned partnership subsidiary that owns all of our real estate properties and other assets. In this discussion, the terms "we", "us" and "our" refer to Simon, the Operating Partnership, and its subsidiaries.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2015, we owned or held an interest in 209 income-producing properties in the United States, which consisted of 108 malls, 71 Premium Outlets, 14 Mills, four lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. We opened four outlets in 2015 and have three outlets and two other significant retail projects under development. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at 29 properties in the U.S. and Europe. Internationally, as of December 31, 2015, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of December 31, 2015, we had a noncontrolling ownership interest in a joint venture that holds five outlet properties in Europe and one outlet property in Canada. Of the five properties in Europe, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of December 31, 2015, we owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

            We focus on high quality real estate across the retail real estate spectrum. We expand or redevelop properties to enhance profitability and market share of existing assets when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in markets we believe are not adequately served by existing retail outlet properties.

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

            We consider FFO, net operating income, or NOI, and comparable property NOI (NOI for properties owned and operated in both periods under comparison) to be key measures of operating performance that are not specifically defined by accounting principles generally accepted in the United States, or GAAP. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Reconciliations of these measures to the most comparable GAAP measure are included below in this discussion.

Results Overview

            Diluted earnings per common share increased $1.36 during 2015 to $5.88 as compared to $4.52 in 2014. The increase in diluted earnings per common share was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2015 and the impact of our acquisition and expansion activity,

  •
  decreased interest expense in 2015 of $68.9 million, or $0.19 per diluted share,

  •
  increased consolidated lease settlement activity of $25.9 million, or $0.07 per diluted share,

  •
  a 2015 gain of $80.2 million, or $0.22 per diluted share, from the sale of marketable securities, and

  •
  a 2015 gain on acquisitions and disposals of $250.5 million, or $0.69 per diluted share, related to a non-cash gain on Klépierre's acquisition of Corio N.V., or Corio, of $206.9 million, or $0.57 per diluted share, and gains of $43.6 million, or $0.12 per diluted share, due to the disposition of our interests in three unconsolidated properties,

  •
  partially offset by the loss of $29.3 million ($67.5 million from operations net of $38.2 million of transaction expenses), or $0.08 per diluted share ($0.18 from operations net of $0.10 of transaction expenses), from the spin-off of WP Glimcher Inc. (formerly known as Washington Prime Group Inc.), or Washington Prime, and

  •
  a 2014 gain on acquisitions and disposals of $158.3 million, or $0.44 per diluted share, primarily related to Klépierre's sale of a portfolio of 126 retail galleries of which our share of the gain was $133.9 million, or $0.37 per diluted share.

            Core business fundamentals improved during 2015, primarily driven by higher tenant sales and strong leasing activity. Portfolio NOI grew by 7.1% in 2015 as compared to 2014. Comparable property NOI also grew 3.7% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased 0.1% from $619 psf at December 31, 2014, to $620 psf at December 31, 2015, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 4.1% to $48.96 psf as of December 31, 2015, from $47.01 psf as of December 31, 2014. Releasing spreads remained positive in our U.S. Malls and Premium Outlets as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $10.62 psf ($69.64 openings compared to $59.02 closings) as of December 31, 2015, representing a 18.0% increase over expiring payments. Ending occupancy for our U.S. Malls and Premium Outlets was 96.1% as of December 31, 2015, as compared to 97.1% as of December 31, 2014, a decrease of 100 basis points primarily as a result of tenant bankruptcy activity announced in the first quarter of 2015.

            Our effective overall borrowing rate at December 31, 2015 on our consolidated indebtedness decreased 53 basis points to 3.88% as compared to 4.41% at December 31, 2014. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 51 basis points (4.12% at December 31, 2015 as compared to 4.63% at December 31, 2014). At December 31, 2015, the weighted average years to maturity of our consolidated indebtedness was 5.9 years as compared to 6.2 years at December 31, 2014.

            Our financing activities for the year ended December 31, 2015, included:

  •
  Acquiring two properties — Jersey Gardens in Elizabeth, New Jersey (renamed The Mills at Jersey Gardens) and University Park Village in Fort Worth, Texas, subject to existing fixed-rate mortgage loans of $350.0 million and $55.0 million, respectively, which mature on November 1, 2020 and May 1, 2028 and bear interest of 3.83% and 3.85%, respectively.

  •
  Increasing our borrowings under the Operating Partnership's global unsecured commercial paper note program, or the Commercial Paper program, by $490.6 million through the issuance of U.S. dollar denominated notes.

  •
  Issuing $500.0 million of senior unsecured notes at a fixed interest rate of 2.50% with a maturity date of September 1, 2020 and $600.0 million of senior unsecured notes at a fixed interest rate of 3.50% with a maturity date of September 1, 2025 on August 17, 2015.

  •
  Redeeming at par or repaying at maturity $693.5 million of senior unsecured notes with fixed interest rates ranging from 5.10% to 5.75%.

  •
  Completing the early redemption of two series of senior unsecured notes comprising $1.0 billion with fixed interest rates of 6.13% and 7.38%. We recorded a $121.0 million loss on extinguishment of debt in the fourth quarter of 2015 as a result of the early redemption.

  •
  Unencumbering five properties by repaying $259.3 million in mortgage loans.

  •
  Issuing €750.0 million ($798.3 million U.S. dollar equivalent) of senior unsecured notes at a fixed interest rate of 1.38% with a maturity date of November 18, 2022.

  •
  Increasing our borrowings of $815.0 million on our $4.0 billion unsecured revolving credit facility, or Credit Facility, which we used to partially fund the early redemption of senior unsecured notes on December 21, 2015; we repaid these Credit Facility borrowings in full on January 14, 2016 with proceeds from a January 13, 2016 unsecured notes issuance.

United States Portfolio Data

            The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy, average base minimum rent per square foot, and total sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove disposed properties in the year of disposition. The Washington Prime properties have been removed from the portfolio data for all periods presented. For comparative purposes, we separate the information related to The Mills from our other U.S. operations. We also do not include any properties located outside the United States.

            The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	2015	%/Basis Points Change (1)	2014	%/Basis Points Change (1)	2013
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.4%	–90 bps	97.3%	–20 bps	97.5%
Unconsolidated	95.3%	–110 bps	96.4%	+100 bps	95.4%
Total Portfolio	96.1%	–100 bps	97.1%	+20 bps	96.9%
Average Base Minimum Rent per Square Foot
Consolidated	$47.39	4.5%	$45.34	4.6%	$43.33
Unconsolidated	$53.64	3.4%	$51.89	3.8%	$50.00
Total Portfolio	$48.96	4.1%	$47.01	4.4%	$45.01
Total Sales per Square Foot
Consolidated	$607	0.7%	$603	—	$603
Unconsolidated	$665	–2.1%	$679	1.3%	$670
Total Portfolio	$620	0.1%	$619	0.2%	$618
The Mills®:
Ending Occupancy	98.5%	+10 bps	98.4%	–10 bps	98.5%
Average Base Minimum Rent per Square Foot	$27.14	6.7%	$25.43	6.9%	$23.79
Total Sales per Square Foot	$568	5.0%	$541	2.3%	$529

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

            Total Sales per Square Foot.    Total sales include total reported retail tenant sales on a trailing 12-month basis at owned GLA (for mall stores with less than 10,000 square feet) in the malls and The Mills and stores with less than 20,000 square feet in the Premium Outlets. Retail sales at owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

  Current Leasing Activities

            During 2015, we signed 803 new leases and 1,594 renewal leases (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing and relocation) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 7.5 million square feet, of which 5.8 million square feet related to consolidated properties. During 2014, we signed 773 new leases and 1,581 renewal leases with a fixed minimum rent, comprising approximately 7.4 million square feet, of which 5.5 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $55.24 per square foot in 2015 and $58.57 per square foot in 2014 with an average tenant allowance on new leases of $36.66 per square foot and $38.83 per square foot, respectively.

  Japan Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	December 31, 2015	%/basis point Change	December 31, 2014	%/basis point Change	December 31, 2013
Ending Occupancy	99.8%	70 bps	99.1%	–30 bps	99.4%
Total Sales per Square Foot	¥101,574	7.00%	¥94,933	4.37%	¥90,959
Average Base Minimum Rent per Square Foot	¥4,967	1.16%	¥4,910	0.45%	¥4,888

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

  •
  To maintain our status as a REIT, we must distribute at least 90% of our REIT taxable income in any given year and meet certain asset and income tests. We monitor our business and transactions that may potentially impact our REIT status. In the unlikely event that we fail to maintain our REIT status, and available relief provisions do not apply, we would be required to pay federal income taxes at regular corporate income tax rates during the period we did not qualify as a REIT. If we lost our REIT status, we could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost unless our failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded and paid during those periods.

  •
  We make estimates as part of our valuation of the purchase price of acquisitions (including the components of excess investment in joint ventures) to the various components of the acquisition based upon the fair value of each component. The most significant components of our valuations are typically the determination of fair value to the buildings as-if-vacant, land and market value of in-place leases. In the case of the fair value of buildings and fair value of land and other intangibles, our estimates of the values of these components will affect the amount of depreciation we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates of the tenants' ability to pay rents based upon the tenants' operating performance at the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

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

Results of Operations

            In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  On October 29, 2015, we opened Tampa Premium Outlets, a 441,000 square foot outlet center in Lutz (Tampa), Florida.

  •
  On October 1, 2015, we opened Tucson Premium Outlets, a 366,000 square foot outlet center in Marana (Tucson), Arizona.

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

  •
  On April 4, 2013, we opened Phoenix Premium Outlets in Chandler, Arizona, a 360,000 square foot outlet center.

  •
  During 2013, we disposed of two malls, four community centers, and two retail properties.

            In addition to the activities discussed above and in "Results Overview", the following acquisitions, dispositions, and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  During the third quarter of 2015, we closed on our previously announced joint venture with Hudson's Bay Company, or HBC, whereby we currently have an 8.9% noncontrolling interest in a joint venture to which HBC contributed 42 of its properties in the U.S. Later in the third quarter of 2015, the joint venture acquired an additional 41 properties in Germany concurrently with HBC's acquisition of Galeria Holding, the parent company of Germany's leading department store, Kaufhof, as further discussed in Note 7 of the notes to the consolidated financial statements. All of the joint venture's properties have been leased to affiliates of HBC.

  •
  On August 13, 2015, we and our partner opened Gloucester Premium Outlets, a 370,000 square foot outlet center. We have a 50% noncontrolling interest in this new center.

  •
  On July 9, 2015, through a European joint venture, we and our partner opened Vancouver Designer Outlet, a 242,000 square foot outlet center. We have a 45% noncontrolling interest in this new center.

  •
  During the second quarter of 2015, we formed a joint venture with Sears Holdings, or Sears, whereby we have a 50% noncontrolling interest in a joint venture in which Sears contributed 10 of its properties located at our malls. Seritage Growth Properties, or Seritage, now holds Sears' interest in the joint venture.

  •
  During 2015, we disposed of our interests in three retail properties.

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

  •
  On October 16, 2013, through a European joint venture, we acquired noncontrolling interests in portions of four Designer Outlets, which include Parndorf (Vienna, Austria), La Reggia (Naples, Italy), Noventa di Piave (Venice, Italy), and Roermond (Roermond, Netherlands).

  •
  On August 29, 2013, we and our partner, Shinsegae Group, opened Busan Premium Outlets, a 360,000 square foot outlet located in Busan, South Korea.

  •
  On August 22, 2013, we and our partner, Woodmont Outlets, opened St. Louis Premium Outlets, a 350,000 square foot outlet center. We have a 60% noncontrolling interest in this new center.

  •
  On August 2, 2013, through a European joint venture, we acquired a 22.5% noncontrolling interest in Ashford Designer Outlet located in Kent, UK.

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

            For the purposes of the following comparisons between the years ended December 31, 2015 and 2014 and the years ended December 31, 2014 and 2013, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both years in the year-to-year comparisons.

Year Ended December 31, 2015 vs. Year Ended December 31, 2014

            Minimum rents increased $180.1 million during 2015, of which the property transactions accounted for $55.7 million of the increase. Comparable rents increased $124.4 million, or 4.3%, primarily attributable to an increase in base minimum rents.

            Tenant reimbursements increased $83.2 million, due to a $27.6 million increase attributable to the property transactions and a $55.6 million, or 4.2%, increase in the comparable properties primarily due to annual fixed contractual increases related to common area maintenance and real estate tax recoveries.

            Total other income increased $124.8 million, principally as a result of the following:

  •
  a $80.2 million gain on the sale of marketable securities in the second quarter of 2015,

  •
  a $25.9 million increase in lease settlement income,

  •
  a $13.9 million increase attributable to dividend income, and

  •
  a $8.3 million gain on the sale of our interests in certain pre-development projects in Europe.

            Property operating expense increased $27.4 million, due to a $12.1 million increase related to the property transactions, and a $15.3 million increase in comparable property activity as a result of inflationary cost increases.

            Real estate taxes increased $48.7 million, of which the property transactions accounted for $15.3 million, with the remaining increase primarily caused by higher tax estimates in 2015.

            During 2015, we recorded a provision for credit losses of $6.6 million whereas in the prior year the provision was $12.0 million, a reflection of the overall strong economic health of our tenants.

            Other expenses increased $11.2 million primarily due to an increase in legal costs and professional fees as well as acquisition-related costs in the first quarter of 2015, partially offset by a favorable net foreign currency revaluation impact on foreign currency-denominated assets and liabilities.

            Interest expense decreased $68.9 million primarily due to the net impact of our financing activities during 2015 and 2014 and the reduction in our effective overall borrowing rate as previously discussed.

            During 2015, we recorded a loss on extinguishment of debt of $121.0 million as a result of an early redemption of senior unsecured notes. During 2014, we recorded a loss on extinguishment of debt of $127.6 million as a result of the tender offers and redemption of senior unsecured notes.

            Income and other taxes decreased $7.9 million primarily due to taxes related to certain of our international investments.

            Income from unconsolidated entities increased $58.0 million primarily due to favorable results of operations and financing activity of joint venture properties as well as our acquisition and development activity.

            During 2015, we disposed of our interests in three unconsolidated retail properties resulting in a gain of $43.6 million and we recorded a non-cash gain on Klépierre's acquisition of Corio of $206.9 million as discussed in Note 3 of the accompanying notes to consolidated financial statements. During 2014, we recorded a gain related to Klépierre's sale of a portfolio of 126 properties and our disposal of three retail properties. Additionally, in 2014, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner. The property was previously accounted for under the equity method and we recognized a non-cash gain upon consolidation of this property. The aggregate gain recognized on these 2014 transactions was $158.3 million.

            Discontinued operations decreased $67.5 million as the twelve months of 2014 included approximately five months of our ownership of the Washington Prime properties, whereas 2015 did not include any ownership of those properties. Results for 2014 also included $38.2 million in transaction costs related to the Washington Prime spin-off.

            Net income attributable to noncontrolling interests increased $68.7 million due to an increase in the net income of the Operating Partnership.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

            Minimum rents increased $186.4 million during 2014, of which the property transactions accounted for $32.0 million of the increase. Comparable rents increased $154.4 million, or 5.8%, primarily attributable to an increase in base minimum rents.

            Tenant reimbursements increased $104.2 million, due to a $14.8 million increase attributable to the property transactions and an $89.4 million, or 7.6%, increase in the comparable properties primarily due to utility reimbursements, annual fixed contractual increases related to common area maintenance, real estate tax recoveries and additional marketing recoveries related to costs incurred during our property rebranding initiative and increased digital and social media advertising costs.

            Total other income increased $32.7 million, principally as a result of a $16.1 million increase in lease settlement income, a $8.3 million increase attributable to dividend income and a $7.6 million increase in land sale activity.

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

            Interest expense decreased $89.5 million primarily due to the net impact of our financing activities during 2014 and the reduction in the effective overall borrowing rate.

            During 2014, we recorded a loss on extinguishment of debt of $127.6 million as a result of the debt tender offers and redemption during the third quarter of 2014.

            Income and other taxes decreased $11.5 million primarily due to a decrease in state income taxes and taxes related to certain of our international investments.

            Income from unconsolidated entities increased $20.4 million primarily due to favorable results from operations from the development and redevelopment of joint venture properties and 2013 results including an extinguishment charge related to the refinancing of Aventura Mall.

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

            Discontinued operations decreased $117.3 million due to 2014 including approximately five months of ownership of the Washington Prime properties, whereas 2013 included twelve full months of ownership of those properties. The 2013 results also included a $14.2 million gain on the disposal of three strip centers held within a joint venture portfolio of Washington Prime properties. Additionally, on February 28, 2014 one strip center was sold by that same joint venture for a gain of $0.2 million. In 2014, we also incurred $38.2 million in transaction costs related to the Washington Prime spin-off.

            Net income attributable to noncontrolling interests increased $11.0 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

            Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised only 9.4% of our total consolidated debt at December 31, 2015. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.8 billion in the aggregate during 2015. In addition, the Credit Facility, the Operating Partnership's $2.75 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities, and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

            Our balance of cash and cash equivalents increased $88.9 million during 2015 to $701.1 million as of December 31, 2015 as further discussed in "Cash Flows" below.

            On December 31, 2015, we had an aggregate available borrowing capacity of approximately $4.6 billion under the Credit Facility and the Supplemental Facility, net of outstanding borrowings of $1.2 billion, and amounts outstanding under the Commercial Paper program and letters of credit of $36.9 million. For the year ended December 31, 2015, the maximum amount outstanding under the two Credit Facilities was $1.8 billion and the weighted average amount outstanding was $1.2 billion. The weighted average interest rate was 0.79% for the year ended December 31, 2015. Further, on October 6, 2014, the Operating Partnership entered into the global Commercial Paper program and on March 2, 2015, increased the maximum aggregate program size from $500.0 million to $1.0 billion as further discussed below.

            We have historically had access to public equity and long and short-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

            Our business model and status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facility, the Supplemental Facility, and the Commercial Paper program to address our debt maturities and capital needs through 2016.

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $3.8 billion during 2015. In addition, we had net proceeds from our debt financing and repayment activities, including the $121.0 million debt extinguishment charge, of $1.2 billion in 2015. These activities are further discussed below under "Financing and Debt." During 2015, we also:

  •
  funded the acquisition of two properties, acquired the land and existing structure anchored to one of our wholly owned properties, funded an additional equity stake in Klépierre, funded the acquisition of our joint venture interest in ten assets that are adjacent to our existing properties, funded our portion of a joint venture development project, and funded the purchase of a noncontrolling interest in a joint venture, the aggregate cash portion of which was $1.4 billion,

  •
  paid stockholder dividends and unitholder distributions totaling $2.2 billion,

  •
  funded consolidated capital expenditures of $1.0 billion (including development and other costs of $138.8 million, redevelopment and expansion costs of $699.1 million, and tenant costs and other operational capital expenditures of $183.1 million),

  •
  funded investments in unconsolidated entities of $329.9 million,

  •
  funded the repurchase of our common stock and the purchase of limited partner units of $505.7 million, and

  •
  received proceeds on the sale of marketable securities of $504.0 million.

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

            We expect to generate positive cash flow from operations in 2016, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from the Credit Facilities and Commercial Paper program, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt

Unsecured Debt

            At December 31, 2015, our unsecured debt consisted of $13.5 billion of senior unsecured notes of the Operating Partnership, net of discounts, $1.2 billion outstanding under the Credit Facility, $240.0 million outstanding under an unsecured term loan, and $878.7 million outstanding under the Operating Partnership's Commercial Paper program. The December 31, 2015 balance on the Credit Facility included $237.8 million (U.S. dollar equivalent) of Euro-denominated borrowings and $184.8 million (U.S. dollar equivalent) of Yen-denominated borrowings. At December 31, 2015 the outstanding amount under the Commercial Paper program was $878.7 million, of which $188.1 million was related to the U.S. dollar equivalent of Euro-denominated notes. Foreign currency denominated borrowings under both the Credit Facility and Commercial Paper program are designated as net investment hedges of a portion of our international investments.

            On December 31, 2015, we had an aggregate available borrowing capacity of $4.6 billion under the Credit Facility and the Supplemental Facility. The maximum aggregate outstanding balance under the two Credit Facilities during the year ended December 31, 2015 was $1.8 billion and the weighted average outstanding balance was $1.2 billion. Letters of credit of $36.9 million were outstanding under the two Credit Facilities as of December 31, 2015.

            The Credit Facility's initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. dollars, Euros, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 75% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2018 and can be extended for an additional year to June 30, 2019 at our sole option, subject to continued compliance with the terms thereof. The base interest rate on the Credit Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points.

            On March 2, 2015, the Operating Partnership amended and extended the Supplemental Facility. The initial borrowing capacity of $2.0 billion has been increased to $2.75 billion, may be further increased to $3.5 billion during its term, will initially mature on June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the amended Supplemental Facility was reduced to LIBOR plus 80 basis points and the additional facility fee was reduced to 10 basis points. The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euros, Yen, Sterling, Canadian dollars and Australian dollars.

            On March 2, 2015, the Operating Partnership increased the maximum aggregate program size of its Commercial Paper program from $500.0 million to $1.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. At December 31, 2015, we had $878.7 million outstanding under the Commercial Paper program, comprised of $690.6 million outstanding in U.S. dollar denominated notes and $188.1 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.43% and 0.03%, respectively. The borrowings mature on various dates from January 4, 2016 to April 18, 2016 and reduce amounts otherwise available under the Credit Facilities.

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

            On November 18, 2015, a wholly-owned subsidiary of the Operating Partnership issued €750.0 million ($798.3 million U.S. dollar equivalent) of senior unsecured notes at a fixed interest rate of 1.38% with a maturity date of November 18, 2022. Proceeds from the unsecured notes offering were used to pay down a portion of Euro-denominated borrowings on the Credit Facility.

            During 2015, we redeemed at par or repaid at maturity $693.5 million of senior unsecured notes with fixed interest rates ranging from 5.10% to 5.75% and completed the early redemption of two series of senior unsecured notes comprising $1.0 billion with fixed interest rates of 6.13% and 7.38%. We recorded a $121.0 million loss on extinguishment of debt in the fourth quarter of 2015 as a result of the early redemption. Further, on February 1, 2016, we redeemed at par $163.3 million of senior unsecured notes with a fixed interest rate of 6.10%.

            On January 13, 2016, the Operating Partnership issued $550.0 million of senior unsecured notes at a fixed interest rate of 2.50% with a maturity date of July 15, 2021 and $800.0 million of senior unsecured notes at a fixed interest rate of 3.30% with a maturity date of January 15, 2026. Proceeds from the unsecured notes offering were used to pay down the Credit Facility, unencumber three assets and redeem senior unsecured notes at par in February 2016 and for general corporate purposes.

Mortgage Debt

            Total mortgage indebtedness was $6.6 billion and $6.2 billion at December 31, 2015 and 2014, respectively.

            During the year ended December 31, 2015, we repaid $259.3 million in mortgage loans, with a weighted average interest rate of 5.51%, unencumbering five properties.

            On January 15, 2015, we acquired two properties — Jersey Gardens in Elizabeth, New Jersey (renamed The Mills at Jersey Gardens) and University Park Village in Fort Worth, Texas, subject to existing fixed-rate mortgage loans of $350.0 million and $55.0 million, respectively. The loans mature on November 1, 2020 and May 1, 2028 and bear interest at 3.83% and 3.85%, respectively.

Covenants

            Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2015, we were in compliance with all covenants of our unsecured debt.

            At December 31, 2015, we or our subsidiaries were the borrowers under 44 non-recourse mortgage notes secured by mortgages on 49 properties, including four separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 11 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At December 31, 2015, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2015 and 2014, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of December 31, 2015	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2014	Effective Weighted Average Interest Rate
Fixed Rate	$20,394,511	4.12%	$19,424,456	4.63%
Variable Rate	2,107,662	1.50%	1,428,537	1.43%

	$22,502,173	3.88%	$20,852,993	4.41%

  Contractual Obligations and Off-balance Sheet Arrangements

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2015, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities including applicable exercise of available extension options:

	2016	2017 and 2018	2019 and 2020	After 2020	Total
Long Term Debt (1)	$2,928,580	$4,067,342	$5,767,151	$9,739,204	$22,502,277
Interest Payments (2)	827,835	1,297,715	965,978	2,438,097	5,529,625
Consolidated Capital Expenditure Commitments (3)	156,867	—	—	—	156,867
Lease Commitments (4)	30,474	61,431	51,839	984,431	1,128,175

(1)
Represents principal maturities only and therefore, excludes net discounts of $104.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2015.

(3)
Represents contractual commitments for capital projects and services at December 31, 2015. Our share of estimated 2016 development, redevelopment and expansion activity is further discussed below under "Development Activity".

(4)
Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options.

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 7 to the notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2015, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $353.7 million (of which we have a right of recovery from our venture partners of $112.8 million). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

            In February 2016, our European outlet joint venture acquired a 75% interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $34.9 million.

            Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

            During 2015, we disposed of our interests in three unconsolidated retail properties. The aggregate gain recognized on these transactions was approximately $43.6 million.

            In January of 2016, we disposed of our interests in two residential properties and a consolidated retail property. The aggregate gain from these transactions was $36.8 million.

  Joint Venture Formation Activity

            On April 13, 2015, we announced a joint venture with Sears, whereby Sears contributed 10 of its properties located at our malls to the joint venture in exchange for a 50% noncontrolling interest in the joint venture. We contributed

$114.0 million in cash in exchange for a 50% noncontrolling interest in the joint venture. Sears or its affiliates are leasing back each of the 10 properties from the joint venture. The joint venture has the right to recapture not less than 50% of the space leased to Sears to be used for purposes of redeveloping and releasing the recaptured space. We will provide development, leasing and management services to the joint venture for any recaptured space. On July 7, 2015, we separately invested approximately $33.0 million in exchange for 1,125,760 common shares of Seritage, a public REIT recently formed by Sears. Seritage now holds Sears' interest in the joint venture.

            On July 22, 2015, we closed on our previously announced joint venture with HBC, to which HBC contributed 42 properties in the U.S. and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling interest in the newly formed joint venture. As of December 31, 2015, we have funded $1.0 million of this commitment. On September 30, 2015, HBC announced it had closed on the acquisition of Galeria Holding, the parent company of Germany's leading department store, Kaufhof. In conjunction with the closing, the joint venture acquired 41 Kaufhof properties in Germany from HBC. All of the joint venture's properties have been leased to affiliates of HBC. We contributed an additional $178.5 million to the joint venture upon closing of the Galeria Holding transaction. Our noncontrolling interest in the joint venture is currently approximately 8.9%.

  Development Activity

            New Domestic Developments, Redevelopments and Expansions.    During 2015, construction began on the following properties:

  •
  A 355,000 square foot outlet center located in Columbus, Ohio, which is scheduled to open in June 2016. We own a 50% noncontrolling interest in this project. Our estimated share of the cost of this project is $47.5 million.

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

            On April 23, 2015, we announced a partnership with Swire Properties Inc. and Whitman Family Development to jointly develop the approximately 500,000 square foot shopping center component of Brickell City Centre, a mixed-use development in downtown Miami. We own a 25% interest in the retail component of this project, which is scheduled to open in September 2016. Our share of the estimated cost of this project is approximately $110.0 million.

            We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors and big box tenants, are underway at 27 properties in the U.S.

            Summary of Capital Expenditures.    The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2015	2014	2013
New Developments	$139	$52	$40
Redevelopments and Expansions	699	500	509
Tenant Allowances	91	134	124
Operational Capital Expenditures	92	79	75
Capital Expenditures on Washington Prime properties	—	32	93

Total	$1,021	$797	$841

            Our share of the costs of all development and redevelopment projects currently under construction is approximately $2.1 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 8-12% for all of our new development, expansion and redevelopment projects.

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2016 will be approximately $160.0 million, primarily funded through reinvested joint venture cash flow and construction loans.

            The following table describes these new development and expansion projects as well as our share of the estimated total cost as of December 31, 2015 (in millions):

Property	Location	Gross Leasable Area (sqft)	Our Ownership Percentage	Our Share of Projected Net Cost (in Local Currency)	Our Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Vancouver Designer Outlets	Vancouver (British Columbia), Canada	242,000	45%	CAD 70.2	$56.5	Opened Jul. - 2015
Provence Designer Outlets	Miramas, France	269,000	90%	EUR 105.4	$115.3	Mar. - 2017
Siheung Premium Outlets	Siheung, Korea	399,000	50%	KRW 135,576	$115.3	May - 2017
Expansions:
Yeoju Premium Outlets Phase 2	Gyeonggi Province, South Korea	265,400	50%	KRW 79,361	$71.8	Opened Feb. - 2015
Shisui Premium Outlets Phase 2	Shisui (Chiba), Japan	130,000	40%	JPY 2,895	$24.1	Opened Apr - 2015
Noventa Di Piave Designer Outlets Phase 4	Venice, Italy	67,000	60%	EUR 28.3	$30.9	Mar. - 2017
Roermond Designer Outlets Phase 4	Roermond, Netherlands	125,000	32%	EUR 21.5	$23.5	Apr. - 2017

            On January 20, 2016, we announced a venture with Ivanhoe Cambridge to build a 428,000 square foot enclosed outlet center in Edmonton, Canada, scheduled to open in the fall of 2017. We will have a 50% noncontrolling interest in this project.

Dividends and Stock Repurchase Program

            Common stock cash dividends during 2015 aggregated $6.05 per share. Common stock cash dividends during 2014 aggregated $5.15 per share. In January 2016, our Board of Directors declared a quarterly cash dividend of $1.60 per share of common stock payable on February 29, 2016 to stockholders of record on February 12, 2016. We must pay a minimum amount of dividends to maintain our status as a REIT. Our future dividends and future distributions of the Operating Partnership will be determined by our Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain our status as a REIT.

            On April 2, 2015, our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock over a twenty-four month period as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. Through December 31, 2015, we have repurchased 1,903,340 shares at an average price of $180.19 per share as part of this program.

Forward-Looking Statements

            Certain statements made in this section or elsewhere in this Annual Report on Form 10-K may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability and terms of financing, changes in our credit rating or outlook, changes in market rates of interest and foreign exchange rates for foreign currencies, changes in value of investments in foreign entities, the ability to hedge interest rate and currency risk, risks associated with the acquisition, development, expansion, leasing and management of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic conditions, changes in market rental rates, security breaches that could compromise our information technology or infrastructure or personally identifiable data of customers of our retail properties, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, the intensely competitive market environment in the retail industry, costs of common area maintenance, risks related to international activities, insurance costs and coverage, the loss of key management personnel, terrorist activities, changes in economic and market conditions and maintenance of our status as a REIT. We discussed these and other risks and uncertainties under the heading "Risk Factors" in Part I, Item1A of this Annual Report on Form 10-K. We may update that discussion in subsequent other periodic reports, but we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

            The following schedule reconciles total FFO to consolidated net income and diluted net income per share to diluted FFO per share.

	2015	2014	2013
	(in thousands)
Funds from Operations	$3,571,237	$3,235,298	$3,205,693

Increase in FFO from prior period	10.4%	0.9%	11.1%

Consolidated Net Income	$2,139,375	$1,651,526	$1,551,590
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	1,160,916	1,204,624	1,273,646
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	533,330	549,138	511,200
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(250,516)	(158,550)	(107,515)
Net income attributable to noncontrolling interest holders in properties	(2,984)	(2,491)	(8,990)
Noncontrolling interests portion of depreciation and amortization	(3,632)	(3,697)	(8,986)
Preferred distributions and dividends	(5,252)	(5,252)	(5,252)

FFO of the Operating Partnership (A) (B) (C)	$3,571,237	$3,235,298	$3,205,693
FFO allocable to limited partners	514,044	469,479	460,923

Dilutive FFO allocable to common stockholders (A) (B) (C)	$3,057,193	$2,765,819	$2,744,770

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$5.88	$4.52	$4.24
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, net of noncontrolling interests portion of depreciation and amortization	4.67	4.82	4.91
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(0.69)	(0.44)	(0.30)

Diluted FFO per share (A) (B) (C)	$9.86	$8.90	$8.85

Basic and Diluted weighted average shares outstanding	310,103	310,731	310,255
Weighted average limited partnership units outstanding	52,141	52,745	52,101

Basic and Diluted weighted average shares and units outstanding	362,244	363,476	362,356

(A)
Includes FFO of the Operating Partnership related to the Washington Prime properties, net of transaction expenses, of $108.0 million and $360.3 million for the years ended December 31, 2014 and 2013, respectively. Includes Diluted FFO per share related to Washington Prime properties, net of transaction expenses, of $0.30 and $0.99 for the years ended December 31, 2014 and 2013, respectively. Includes Diluted FFO allocable to common stockholders of $92.4 million and $308.5 million for the years ended December 31, 2014 and 2013, respectively.

(B)
Includes FFO of the Operating Partnership related to a gain on sale of marketable securities of $80.2 million, or $0.22 per diluted share, for the year ended December 31, 2015. Includes Diluted FFO allocable to common stockholders of $68.6 million for the year ended December 31, 2015.

(C)
Includes FFO of the Operating Partnership related to a loss on extinguishment of debt of $121.0 million and $127.6 million for the years ended December 31, 2015 and 2014, respectively. Includes Diluted FFO per share related to a loss on extinguishment of debt of $0.33 and $0.35 for the years ended December 31, 2015 and 2014, respectively. Includes Diluted FFO allocable to common stockholders of $103.6 million and $109.1 million for the years ended December 31, 2015 and 2014, respectively.

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Year Ended December 31,
	2015	2014
	(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$2,139,375	$1,651,526
Discontinued operations	—	(67,524)
Discontinued operations transaction expenses	—	38,163
Income and other taxes	20,170	28,085
Interest expense	923,697	992,601
Income from unconsolidated entities	(284,806)	(226,774)
Loss on extinguishment of debt	120,953	127,573
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(250,516)	(158,308)

Operating Income	2,668,873	2,385,342
Depreciation and amortization	1,177,568	1,143,827

NOI of consolidated properties	$3,846,441	$3,529,169

Reconciliation of NOI of unconsolidated entities:
Net Income	$822,766	$677,371
Interest expense	593,187	598,900
Gain on sale or disposal of assets and interests in unconsolidated entities	(67,176)	—
Income from operations of discontinued joint venture interests	—	(5,079)

Operating Income	1,348,777	1,271,192
Depreciation and amortization	594,973	604,199

NOI of unconsolidated entities	$1,943,750	$1,875,391

Total consolidated and unconsolidated NOI from continuing operations	$5,790,191	$5,404,560

Change in total NOI from continuing operations from prior period	7.1%
Adjustments to NOI:
NOI of discontinued consolidated properties	—	169,828
NOI of discontinued unconsolidated properties	—	17,445

Total NOI of our portfolio	$5,790,191	$5,591,833

Add: Our share of NOI from Klépierre	191,551	223,013
Less: Joint venture partners' share of NOI from continuing operations	1,017,519	966,154
Less: Joint venture partners' share of NOI from discontinued operations	—	12,998

Our share of NOI	$4,964,223	$4,835,694

Total NOI of our portfolio	$5,790,191	$5,591,833
NOI from non comparable properties (1)	884,918	861,030

Total NOI of comparable properties (2)	$4,905,273	$4,730,803

Increase in NOI of U.S. Malls, Premium Outlets, and The Mills that are comparable properties	3.7%

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

            Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR, which was at historically low levels during 2015. Based upon consolidated indebtedness and interest rates at December 31, 2015, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $10.5 million, and would decrease the fair value of debt by approximately $501.2 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Simon Property Group, Inc.:

            We have audited Simon Property Group, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Simon Property Group, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

            In our opinion, Simon Property Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015 of Simon Property Group, Inc. and Subsidiaries, and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana February 26, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Simon Property Group, Inc.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simon Property Group, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana February 26, 2016

Simon Property Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	December 31, 2015	December 31, 2014
ASSETS:
Investment properties at cost	$33,463,124	$31,318,532
Less — accumulated depreciation	9,915,386	8,950,747

	23,547,738	22,367,785
Cash and cash equivalents	701,134	612,282
Tenant receivables and accrued revenue, net	624,605	580,197
Investment in unconsolidated entities, at equity	2,481,574	2,378,800
Investment in Klepierre, at equity	1,943,363	1,786,477
Deferred costs and other assets	1,352,259	1,806,789

Total assets	$30,650,673	$29,532,330

LIABILITIES:
Mortgages and unsecured indebtedness	$22,502,173	$20,852,993
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,323,801	1,259,681
Cash distributions and losses in partnerships and joint ventures, at equity	1,368,544	1,167,163
Other liabilities	214,249	275,451

Total liabilities	25,408,767	23,555,288

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership	25,537	25,537
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	43,733	44,062
Common stock, $0.0001 par value, 511,990,000 shares authorized, 314,806,914 and 314,320,664 issued and outstanding, respectively	31	31
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,384,450	9,422,237
Accumulated deficit	(4,266,930)	(4,208,183)
Accumulated other comprehensive loss	(252,686)	(61,041)
Common stock held in treasury at cost, 5,394,345 and 3,540,754 shares, respectively	(437,134)	(103,929)

Total stockholders' equity	4,471,464	5,093,177
Noncontrolling interests	744,905	858,328

Total equity	5,216,369	5,951,505

Total liabilities and equity	$30,650,673	$29,532,330

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Twelve Months Ended December 31,
	2015	2014	2013
REVENUE:
Minimum rent	$3,142,347	$2,962,295	$2,775,919
Overage rent	194,070	207,104	214,758
Tenant reimbursements	1,445,623	1,362,412	1,258,165
Management fees and other revenues	158,466	138,226	126,972
Other income	325,597	200,781	168,035

Total revenue	5,266,103	4,870,818	4,543,849

EXPENSES:
Property operating	425,983	398,598	371,044
Depreciation and amortization	1,177,568	1,143,827	1,107,700
Real estate taxes	432,840	384,189	368,683
Repairs and maintenance	101,369	100,016	98,219
Advertising and promotion	134,854	136,656	117,894
Provision for credit losses	6,635	12,001	7,165
Home and regional office costs	154,816	158,576	140,931
General and administrative	60,329	59,958	59,803
Other	102,836	91,655	83,741

Total operating expenses	2,597,230	2,485,476	2,355,180

OPERATING INCOME	2,668,873	2,385,342	2,188,669
Interest expense	(923,697)	(992,601)	(1,082,081)
Loss on extinguishment of debt	(120,953)	(127,573)	—
Income and other taxes	(20,170)	(28,085)	(39,538)
Income from unconsolidated entities	284,806	226,774	206,380
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	250,516	158,308	93,363

Consolidated income from continuing operations	2,139,375	1,622,165	1,366,793
Discontinued operations and gain on disposal	—	67,524	184,797
Discontinued operations transaction expenses	—	(38,163)	—

CONSOLIDATED NET INCOME	2,139,375	1,651,526	1,551,590
Net income attributable to noncontrolling interests	311,655	242,938	231,949
Preferred dividends	3,337	3,337	3,337

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,824,383	$1,405,251	$1,316,304

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$5.88	$4.44	$3.73
Discontinued operations	—	0.08	0.51

Net income attributable to common stockholders	$5.88	$4.52	$4.24

Consolidated Net Income	$2,139,375	$1,651,526	$1,551,590
Unrealized gain on derivative hedge agreements	17,122	5,220	7,101
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(69,189)	10,789	9,205
Currency translation adjustments	(160,312)	(101,799)	2,865
Changes in available-for-sale securities and other	(11,200)	102,816	(1,479)

Comprehensive income	1,915,796	1,668,552	1,569,282
Comprehensive income attributable to noncontrolling interests	279,720	245,210	234,536

Comprehensive income attributable to common stockholders	$1,636,076	$1,423,342	$1,334,746

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,139,375	$1,651,526	$1,551,590
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	1,239,214	1,285,784	1,332,950
Loss on debt extinguishment	120,953	127,573	—
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(250,516)	(158,550)	(107,515)
Gain on sale of marketable securities	(80,187)	—	—
Straight-line rent	(54,129)	(48,880)	(48,264)
Equity in income of unconsolidated entities	(284,806)	(227,426)	(205,259)
Distributions of income from unconsolidated entities	271,998	202,269	179,054
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	9,918	(6,730)	(13,938)
Deferred costs and other assets	(122,677)	(65,569)	(30,013)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	35,542	(29,577)	42,391

Net cash provided by operating activities	3,024,685	2,730,420	2,700,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,410,881)	(85,459)	(866,541)
Funding of loans to related parties	—	(50,892)	(99,079)
Repayments of loans to related parties	—	170,953	—
Capital expenditures, net	(1,020,924)	(796,736)	(841,209)
Cash impact from the consolidation of properties	—	5,402	—
Net proceeds from sale of assets	33,015	—	274,058
Investments in unconsolidated entities	(329,928)	(239,826)	(143,149)
Purchase of marketable and non-marketable securities	(59,523)	(391,188)	(44,117)
Proceeds from sale of marketable and non-marketable securities	504,012	—	47,495
Distributions of capital from unconsolidated entities and other	821,509	490,480	724,454

Net cash used in investing activities	(1,462,720)	(897,266)	(948,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(285)	277	99
Purchase of shares related to stock grant recipients' tax withholdings	(3,301)	—	—
Cash impact of Washington Prime spin-off	—	(33,776)	—
Redemption of limited partner units	—	(14,435)	—
Purchase of limited partner units and treasury stock	(505,691)	—	—
Purchase of noncontrolling interest in consolidated properties and other	—	(172,652)	—
Distributions to noncontrolling interest holders in properties	(8,041)	(21,259)	(9,335)
Contributions from noncontrolling interest holders in properties	4,552	1,738	6,053
Preferred distributions of the Operating Partnership	(1,915)	(1,915)	(1,915)
Preferred dividends and distributions to stockholders	(1,879,182)	(1,603,603)	(1,446,042)
Distributions to limited partners	(314,944)	(271,640)	(242,596)
Loss on debt extinguishment	(120,953)	(127,573)	—
Proceeds from issuance of debt, net of transaction costs	10,468,667	3,627,154	2,919,364
Repayments of debt	(9,112,020)	(5,323,186)	(2,446,191)
Proceeds from issuance of debt related to Washington Prime properties, net	—	1,003,135	—

Net cash used in financing activities	(1,473,113)	(2,937,735)	(1,220,563)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS (NOTE 3)	88,852	(1,104,581)	532,345
CASH AND CASH EQUIVALENTS, beginning of period	612,282	1,716,863	1,184,518

CASH AND CASH EQUIVALENTS, end of period	$701,134	$612,282	$1,716,863

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

Simon Property Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling Interests	Total Equity
Exchange of limited partner units (489,291 common shares, Note 10)				7,942			(7,942)	—
Series J preferred stock premium amortization	(329)							(329)
Stock incentive program (63,738 common shares, net)				(13,103)		13,103		—
Redemption of limited partner units				(147,841)			(14,843)	(162,684)
Amortization of stock incentive				13,692				13,692
Treasury stock purchase (1,903,340 shares)						(343,007)		(343,007)
Long-term incentive performance units							47,279	47,279
Issuance of unit equivalents and other, net (17,030 common shares repurchased)				43	(7,285)	(3,301)	4,537	(6,006)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				101,480			(101,480)	—
Distributions to common shareholders and limited partners, excluding Operating Partnership preferred interests					(1,879,182)		(314,944)	(2,194,126)
Distribution to other noncontrolling interest partners							(3,836)	(3,836)
Other comprehensive income			(191,645)				(31,934)	(223,579)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership					1,827,720		309,740	2,137,460

Balance at December 31, 2015	$43,733	$31	$(252,686)	$9,384,450	$(4,266,930)	$(437,134)	$744,905	$5,216,369

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

1. Organization

            Simon Property Group, Inc., Simon or the Company, is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P., or the Operating Partnership, is our majority-owned partnership subsidiary that owns all of our real estate properties and other assets. The terms "we", "us" and "our" refer to Simon, the Operating Partnership, and its subsidiaries.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2015, we owned or held an interest in 209 income-producing properties in the United States, which consisted of 108 malls, 71 Premium Outlets, 14 Mills, four lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. Internationally, as of December 31, 2015, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of December 31, 2015, we had a noncontrolling ownership interest in a joint venture that holds five outlet properties in Europe and one outlet property in Canada. Of the five properties in Europe, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of December 31, 2015, we owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

            We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2015 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During 2014 and 2015, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

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

            As of December 31, 2015, we consolidated 137 wholly-owned properties and 13 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 81 properties, or the joint venture properties, as well as our investment in Klépierre and our joint venture with Hudson's Bay Company, or HBC, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 58 of the 81 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, and the six outlet properties owned by our European joint venture comprise 20 of the remaining 23 properties. These international properties are managed by joint ventures in which we share control.

            Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of limited partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to us based on the partners' respective weighted average ownership interests in the Operating Partnership. Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests.

            Our weighted average ownership interest in the Operating Partnership was as follows:

	For the Year Ended December 31,
	2015	2014	2013
Weighted average ownership interest	85.6%	85.5%	85.6%

            As of December 31, 2015 and 2014, our ownership interest in the Operating Partnership was 85.7% and 85.5%, respectively. We adjust the noncontrolling limited partners' interest at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

	For the Year Ended December 31,
	2015	2014	2013
Capitalized interest	$32,664	$16,500	$15,585

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

            The fair value of buildings is depreciated over the estimated remaining life of the acquired building or related improvements. We amortize tenant improvements, in-place lease assets and other lease-related intangibles over the remaining life of the underlying leases. We also estimate the value of other acquired intangible assets, if any, which are amortized over the remaining life of the underlying related intangibles.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

  Discontinued Operations

            On May 28, 2014, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to WP Glimcher Inc. (formerly known as Washington Prime Group Inc.), or Washington Prime, an independent, publicly traded REIT. The spin-off was effectuated through a distribution of the common shares of Washington Prime to holders of Simon common stock as of the distribution record date, and qualified as a tax-free distribution for U.S. federal income tax purposes. For every two shares of Simon common stock held as of the record date of May 16, 2014, Simon stockholders received one Washington Prime common share on May 28, 2014. At the time of the separation and distribution, Washington Prime owned a percentage of the outstanding units of partnership interest of Washington Prime Group, L.P. that was approximately equal to the percentage of outstanding units of limited partnership interest in the Operating Partnership, or units, owned by us. The remaining units of Washington Prime Group, L.P. were owned by limited partners of the Operating Partnership who received one Washington Prime Group, L.P. unit for every two units they owned in the Operating Partnership. Subsequent to the spin-off, we retained a nominal interest in Washington Prime Group, L.P. We also retained approximately $1.0 billion of proceeds from completed unsecured debt and mortgage debt as part of the spin-off and incurred $38.2 million in transaction costs during 2014 related to the spin-off of Washington Prime.

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

            Summarized financial information for discontinued operations for the years ended December 31, 2014 and 2013 is present below.

	For the Year Ended
	2014	2013
TOTAL REVENUE	$262,652	$626,289
Property Operating	43,175	104,089
Depreciation and amortization	76,992	182,828
Real estate taxes	32,474	76,216
Repairs and maintenance	10,331	22,584
Advertising and promotion	3,340	8,316
Provision for credit losses	1,494	572
Other	2,028	4,664

Total operating expenses	169,834	399,269
OPERATING INCOME	92,818	227,020
Interest expense	(26,076)	(55,058)
Income and other taxes	(112)	(196)
Income (loss) from unconsolidated entities	652	(1,121)
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	242	14,152

CONSOLIDATED NET INCOME	67,524	184,797
Net income attributable to noncontrolling interests	9,781	26,571

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$57,743	$158,226

            Capital expenditures on a cash basis for the years ended December 31, 2014 and 2013 were $31.9 million and $93.3 million, respectively.

            We and Washington Prime entered into property management and transitional services agreements in connection with the spin-off whereby we provide certain services to Washington Prime and its properties that were previously owned

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

by us. Pursuant to the terms of the property management agreements, we manage, lease, and maintain those Washington Prime mall properties under the direction of Washington Prime. In exchange, Washington Prime pays us annual fixed rate property management fees ranging from 2.5% to 4.0% of base minimum and percentage rents, reimburses us for direct out-of-pocket costs and expenses and also pays us separate fees for any leasing and development services we provide. The property management agreements had an initial term of two years and will terminate upon the two-year anniversary of the spinoff. Either party may terminate the property management agreements on or after the two-year anniversary of the spin-off upon 180 days prior written notice.

            We also provide certain support services to the Washington Prime strip centers that were previously owned by us and certain of its central functions to assist Washington Prime as it establishes its stand-alone processes for various activities that were previously provided by us. These services, which do not constitute significant continuing support of Washington Prime's operations, include assistance in the areas of information technology, treasury and financial management, payroll, lease administration, taxation and procurement. The charges for such services are intended to allow us to recover costs of providing these services. The transition services agreement will terminate upon the two-year anniversary of the spinoff. Transitional services fees earned for 2015 and for the portion of 2014 subsequent to the spin-off were approximately $5.7 million and $3.2 million, respectively.

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

  Marketable and Non-Marketable Securities

            Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available-for-sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At December 31, 2015 and 2014, we had marketable securities of $183.8 million and $643.0 million, respectively, generally accounted for as available-for-sale, which are adjusted to their quoted market price with a corresponding adjustment in other comprehensive income (loss). Net unrealized gains recorded in accumulated other comprehensive income (loss) as of December 31, 2015 and 2014 were approximately $12.6 million and $103.9 million, respectively, and represent the valuation adjustments for our marketable securities.

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

            On June 24, 2015, we sold our investment in certain marketable securities that were accounted for as an available-for-sale security, with the value adjusted to its quoted market price through other comprehensive income (loss). At the date of sale, we owned 5.71 million shares. The aggregate proceeds received from the sale were $454.0 million, and we recognized a gain on the sale of $80.2 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2015.

            At December 31, 2015 and 2014, we had investments of $181.4 million and $167.1 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no adjustment in the carrying value was required.

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

            The marketable securities we held at December 31, 2015 and 2014 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $2.1 million at December 31, 2014, and a gross asset value of $27.8 million and $20.1 million at December 31, 2015 and 2014, respectively.

            Note 8 includes a discussion of the fair value of debt measured using Level 2 inputs. Notes 3 and 4 include discussions of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

  Gains on Issuances of Stock by Equity Method Investees

            When one of our equity method investees issues additional shares to third parties, our percentage ownership interest in the investee may decrease. In the event the issuance price per share is higher or lower than our average carrying amount per share, we recognize a noncash gain or loss on the issuance, when appropriate. This noncash gain or loss is recognized in our net income in the period the change of ownership interest occurs.

            In 2015, as discussed in Note 7, we recorded a non-cash gain of $206.9 million related to Klépierre's issuance of shares in connection with Klépierre's acquisition of Corio N.V., or Corio, which is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

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

  Deferred Costs and Other Assets

            Deferred costs and other assets include the following as of December 31:

	2015	2014
Deferred financing and lease costs, net	$325,720	$312,569
In-place lease intangibles, net	188,219	216,330
Acquired above market lease intangibles, net	67,363	75,366
Marketable securities of our captive insurance companies	87,257	111,844
Goodwill	20,098	20,098
Other marketable and non-marketable securities	278,026	698,265
Prepaids, notes receivable and other assets, net	385,576	372,317

	$1,352,259	$1,806,789

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

	2015	2014
Deferred financing and lease costs	$567,862	$533,050
Accumulated amortization	(242,142)	(220,481)

Deferred financing and lease costs, net	$325,720	$312,569

            We report amortization of deferred financing costs, amortization of premiums, and accretion of discounts as part of interest expense. Amortization of deferred leasing costs is a component of depreciation and amortization expense. We amortize debt premiums and discounts, which are included in mortgages and unsecured indebtedness, over the remaining terms of the related debt instruments. These debt premiums or discounts arise either at the time of the debt issuance or as part of purchase accounting for the fair value of debt assumed in acquisitions. The accompanying consolidated statements of operations and comprehensive income include amortization from continuing operations as follows:

	For the Year Ended December 31,
	2015	2014	2013
Amortization of deferred financing costs	$19,349	$21,392	$25,159
Amortization of debt premiums, net of discounts	(16,107)	(24,092)	(33,026)
Amortization of deferred leasing costs	43,788	39,488	34,891

  Intangibles

            The average remaining life of in-place lease intangibles is approximately 3.1 years and is being amortized on a straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases is amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles is approximately 5.3 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $117.8 million and $103.1 million as of December 31, 2015 and 2014, respectively. The amount of amortization from continuing operations of above and below

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

market leases, net for the years ended December 31, 2015, 2014, and 2013 was $13.6 million, $11.3 million, and $22.8 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings.

            Details of intangible assets as of December 31 are as follows:

	2015	2014
In-place lease intangibles	$431,712	$416,623
Accumulated depreciation	(243,493)	(200,293)

In-place lease intangibles, net	$188,219	$216,330

	2015	2014
Acquired above market lease intangibles	$183,625	$225,335
Accumulated amortization	(116,262)	(149,969)

Acquired above market lease intangibles, net	$67,363	$75,366

            Estimated future amortization and the increasing (decreasing) effect on minimum rents for our above and below market leases as of December 31, 2015 are as follows:

	Below Market Leases	Above Market Leases	Impact to Minimum Rent, Net
2016	$30,568	$(19,677)	$10,891
2017	23,517	(16,155)	7,362
2018	18,424	(12,422)	6,002
2019	15,347	(8,964)	6,383
2020	12,131	(6,542)	5,589
Thereafter	17,801	(3,603)	14,198

	$117,788	$(67,363)	$50,425

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

            As of December 31, 2015, we had no outstanding interest rate derivatives. As of December 31, 2014, we had two interest rate swaps with an aggregate notional amount of $375.0 million. The carrying value of our interest rate swap agreements, at fair value, as of December 31, 2014, was a net liability balance of $1.2 million, of which $2.1 million was included in other liabilities and $0.9 million was included in deferred costs and other assets.

            We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in U.S. dollars for their fair value at or close to their settlement date.

            As of December 31, 2015, we had no outstanding Yen:USD forward contracts. Approximately ¥14.7 million remained as of December 31, 2014 for our Yen forward contracts that matured on January 5, 2015. The December 31, 2014 asset balance related to these forward contracts was $0.1 million and was included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            In the third quarter of 2014, we entered into Euro:USD forward contracts, which were designated as net investment hedges, with an aggregate €150.0 million notional value which mature through August 11, 2017. During the second quarter of 2015, one forward contract with a €50.0 million notional value was settled. The December 31, 2015 asset balance related to the remaining €100.0 million forward contracts was $26.0 million and is included in deferred costs and other assets. The December 31, 2014 asset balance related to these forward contracts was $19.1 million and is included in deferred costs and other assets. During the fourth quarter of 2015, we entered into a Euro:USD forward contract, which was designated as a net investment hedge, with an aggregate €50.0 million notional value that matures on May 15, 2019. The December 31, 2015 asset balance related to this forward contract was $1.8 million and is included in deferred costs and other assets. We apply hedge accounting to these forward contracts and report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $17.7 million and $45.8 million as of December 31, 2015 and 2014, respectively.

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

            In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers." ASU 2014-09 amends the existing accounting standards for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In July 2015, the FASB delayed the effective date of the new revenue recognition standard by one year, which will result in the new standard being effective for us beginning with the first quarter of 2018. The new standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact adopting the new accounting standard (and the transition method of such adoption) will have on our consolidated financial statements.

            In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis." ASU 2015-02 makes changes to both the variable interest model and the voting model. This guidance becomes effective for annual and interim periods beginning after December 15, 2015. All reporting entities involved with limited partnerships will have to re-evaluate whether these entities qualify for consolidation and revise documentation accordingly. We are currently evaluating the impact adopting the new accounting standard will have on our consolidated financial statements, but we do not currently believe it will result in material changes to our previous consolidation conclusions.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

            In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for us retrospectively beginning in the first quarter of 2016. We expect this new guidance will reduce total assets and total mortgage and unsecured indebtedness on our consolidated balance sheets for amounts classified as deferred costs specific to debt issuance costs. We do not expect this guidance to have any other effect on our consolidated financial statements.

            In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which requires adjustments to provisional amounts used in business combinations during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. It also requires the disclosure of the impact on changes in estimates on earnings, depreciation, amortization and other income effects. ASU 2015-16 will be effective beginning January 1, 2016. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

            In January 2016, the FASB issued ASU 2016-01, "Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which will require entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The practicability exception will be available for equity investments that do not have readily determinable fair values. The guidance will be effective for us beginning with the first quarter of 2018. We are currently evaluating the impact of adopting the new standard will have on our consolidated financial statements.

  Noncontrolling Interests

            Details of the carrying amount of our noncontrolling interests are as follows as of December 31:

	2015	2014
Limited partners' interests in the Operating Partnership	$741,449	$858,557
Nonredeemable noncontrolling interests (deficit) in properties, net	3,456	(229)

Total noncontrolling interests reflected in equity	$744,905	$858,328

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

            A rollforward of noncontrolling interests for the years ended December 31 is as follows:

	2015	2014	2013
Noncontrolling interests, beginning of period	$858,328	$973,226	$982,486
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	309,740	241,023	221,176
Distributions to noncontrolling interest holders	(318,780)	(290,705)	(242,881)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized gain on derivative hedge agreements	2,543	617	1,057
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(9,925)	1,568	1,317
Currency translation adjustments	(22,749)	(14,858)	426
Changes in available-for-sale securities and other	(1,803)	14,945	(213)

	(31,934)	2,272	2,587

Adjustment to limited partners' interest from change in ownership in the Operating Partnership	(101,480)	(211,657)	(29,615)
Units issued to limited partners	—	84,910	—
Units exchanged for common shares	(7,942)	(1,297)	(11,161)
Units redeemed	(14,843)	(1,463)	—
Long-term incentive performance units	47,279	49,938	45,341
Contributions by noncontrolling interest holders, net and other	4,537	12,081	5,293

Noncontrolling interests, end of period	$744,905	$858,328	$973,226

  Accumulated Other Comprehensive Income (Loss)

            The changes in components of our accumulated other comprehensive income (loss) consisted of the following net of noncontrolling interest as of December 31, 2015:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains on marketable securities	Total
Beginning balance	$(110,722)	$(39,161)	$88,842	$(61,041)
Other comprehensive income (loss) before reclassifications	(137,563)	14,579	(9,397)	(132,381)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9,421	(68,685)	(59,264)

Net current-period other comprehensive income (loss)	(137,563)	24,000	(78,082)	(191,645)

Ending balance	$(248,285)	$(15,161)	$10,760	$(252,686)

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31, 2015, 2014 and 2013:

	December 31, 2015	December 31, 2014	December 31, 2013
Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Accumulated derivative losses, net
	$(10,998)	$(10,789)	$(9,205)	Interest expense
	1,577	1,568	1,317	Net income attributable to noncontrolling interests

	$(9,421)	$(9,221)	$(7,888)

Realized gain on sale of marketable securities	$80,187	$—	$—	Other income
	(11,502)	—	—	Net income attributable to noncontrolling interests

	$68,685	$—	$—

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

            We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. As of December 31, 2015 for substantially all of our leases in the U.S. mall portfolio, we receive a fixed payment from the tenant for the CAM component which is recognized as revenue when earned. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.

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

            Revenues from insurance premiums charged to unconsolidated properties are recognized on a pro-rata basis over the terms of the policies. Insurance losses on these policies and our self-insurance for our consolidated properties are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management's estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2015 and 2014 approximated $88.1 million and $93.5 million, respectively, and are included in other liabilities in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiaries is included within the "Marketable and Non-Marketable Securities" section above.

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

	For the Year Ended December 31,
	2015	2014	2013
Balance, beginning of period	$33,282	$32,681	$29,263
Provision for credit losses	6,635	12,001	7,165
Accounts written off, net of recoveries	(9,823)	(11,400)	(3,747)

Balance, end of period	$30,094	$33,282	$32,681

  Income Taxes

            We and certain subsidiaries of the Operating Partnership have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the entity to distribute at least 90% of REIT taxable income to its owners and meet certain other asset and income tests as well as other requirements. We intend to continue to adhere to these requirements and maintain our REIT status and that of the REIT subsidiaries. As REITs, these entities will generally not be liable for federal corporate income taxes as long as they distribute in excess of 100% of their REIT taxable income. Thus, we made no provision for federal income taxes for these entities in the accompanying consolidated financial statements. If we or any of the REIT subsidiaries fail to qualify as a REIT, we or that entity will be subject to tax at regular corporate rates for the years in which it failed to qualify. If we lose our REIT status we could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost unless our failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

            As of December 31, 2015 we had no net deferred tax asset or liability. As of December 31, 2014, we had a net deferred tax liability of $1.1 million related to our TRS subsidiaries. The net deferred tax liability is included in other liabilities in the accompanying consolidated balance sheets and consists primarily of operating losses and other carryforwards for federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries. No valuation allowance has been recorded as we believe these amounts will be realized.

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

4. Real Estate Acquisitions and Dispositions

            We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of retail real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense acquisition, potential acquisition and disposition related costs as they are incurred. We incurred $4.4 million in transaction costs during 2015 in connection with the acquisitions of Jersey Gardens and University Park Village, which are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. We also incurred $38.2 million in transaction costs during the first six months of 2014 related to the spin-off of Washington Prime. Other than these transaction costs, we incurred a minimal amount of transaction expenses during 2015, 2014, and 2013.

            Our consolidated and unconsolidated acquisition and disposition activity for the periods presented are as follows:

  2015 Acquisitions

            On January 15, 2015, we acquired a 100% interest in Jersey Gardens (renamed The Mills at Jersey Gardens) in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by Glimcher Realty Trust for $677.9 million of cash and the assumption of existing mortgage debt of $405.0 million. We recorded the assets and liabilities of these properties at estimated fair value at the acquisition date and the determination of fair value was finalized during the fourth quarter of 2015 resulting in a valuation of investment property of $1.1 billion, net lease related intangibles of $3.6 million and mortgage debt premiums of $17.9 million. We amortize these amounts over the estimated life of the related depreciable components of investment property, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturities, respectively.

  2014 Acquisitions

            On April 10, 2014, as discussed further in Note 7, through a European joint venture, we acquired an additional 22.5% noncontrolling interest in Ashford Designer Outlet, increasing our percentage ownership to 45%.

            On January 30, 2014, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner, as well as approximately 39 acres of land in Oyster Bay, New York, for approximately $145.8 million, consisting of cash consideration and 555,150 units in the Operating Partnership. Arizona Mills is subject to a mortgage which was $166.9 million at the time of the acquisition. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $2.7 million in the first quarter of 2014. We now own 100% of this property.

            On January 10, 2014, we acquired one of our partner's interests in a portfolio of ten properties for approximately $114.4 million, seven of which were previously consolidated.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

  2013 Acquisitions

            During 2013, as further discussed in Note 7, we acquired noncontrolling interests in the property management and development companies of our European joint venture as well as interests in five designer outlet properties.

            On May 30, 2013, we acquired a 100% interest in a 390,000 square foot outlet center located near Portland, Oregon for cash consideration of $146.7 million. The fair value of the acquisition was recorded primarily as investment property and lease related intangibles. As a result of the excess of fair value over amounts paid, we recognized a gain of approximately $27.3 million.

  2015 and 2016 Dispositions

            During 2015, we disposed of our interests in three unconsolidated retail properties. The aggregate gain recognized on these transactions was approximately $43.6 million.

            In January of 2016, we disposed of our interests in two residential properties and a consolidated retail property. The aggregate gain from these transactions was $36.8 million.

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

	For the Year Ended December 31,
	2015	2014	2013
Net Income attributable to Common Stockholders — Basic and Diluted	$1,824,383	$1,405,251	$1,316,304

Weighted Average Shares Outstanding — Basic	310,102,746	310,731,032	310,255,168
Effect of stock options	—	—	50

Weighted Average Shares Outstanding — Diluted	310,102,746	310,731,032	310,255,218

            For the year ended December 31, 2015 and 2014, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance, or LTIP, units granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the years ended December 31, 2015 and 2014. The only securities that had a dilutive effect for the year ended December 31, 2013 were stock options.

            We accrue dividends when they are declared. The taxable nature of the dividends declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2015	2014	2013
Total dividends paid per common share	$6.05	$5.15	$4.65

Percent taxable as ordinary income	94.30%	100.0%	97.50%
Percent taxable as long-term capital gains	5.70%	0.00%	2.50%

	100.0%	100.0%	100.0%

            In January 2016, our Board of Directors declared a quarterly cash dividend of $1.60 per share of common stock payable on February 29, 2016 to stockholders of record on February 12, 2016.

6. Investment Properties

            Investment properties consist of the following as of December 31:

	2015	2014
Land	$3,417,716	$3,185,624
Buildings and improvements	29,715,169	27,828,509

Total land, buildings and improvements	33,132,885	31,014,133
Furniture, fixtures and equipment	330,239	304,399

Investment properties at cost	33,463,124	31,318,532
Less — accumulated depreciation	9,915,386	8,950,747

Investment properties at cost, net	$23,547,738	$22,367,785

Construction in progress included above	$663,271	$640,081

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

7. Investments in Unconsolidated Entities

  Real Estate Joint Ventures and Investments

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held joint venture interests in 81 properties as of December 31, 2015 and 82 properties as of December 31, 2014. Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate joint venture agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions), which may result in either the sale of our interest or the use of available cash, borrowings, or the use of limited partnership interests in the Operating Partnership, to acquire the joint venture interest from our partner.

            We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of December 31, 2015 and 2014, we had construction loans and other advances to related parties totaling $13.9 million and $14.9 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

  Unconsolidated Property Transactions

            On July 22, 2015, we closed on our previously announced joint venture with HBC, to which HBC contributed 42 properties in the U.S. and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling interest in the newly formed joint venture. As of December 31, 2015, we have funded $1.0 million of this commitment. On September 30, 2015, HBC announced it had closed on the acquisition of Galeria Holding, the parent company of Germany's leading department store, Kaufhof. In conjunction with the closing, the joint venture acquired 41 Kaufhof properties in Germany from HBC. All of the joint venture's properties have been leased to affiliates of HBC. We contributed an additional $178.5 million to the joint venture upon closing of the Galeria Holding transaction. Our noncontrolling interest in the joint venture is approximately 8.9%. Our share of net loss was $0.7 million from the date of our investment through December 31, 2015. The joint venture's total assets and total liabilities as of December 31, 2015 were $4.2 billion and $2.9 billion, respectively, and the joint venture's total revenues, operating income and consolidated net loss were approximately $55.0 million, $10.0 million and $8.0 million, respectively, for the period of our ownership in 2015.

            On April 23, 2015, we announced a partnership with Swire Properties Inc. and Whitman Family Development to jointly develop the approximately 500,000 square foot shopping center component of Brickell City Centre, a mixed-use development in downtown Miami. We own a 25% interest in the retail component of this project, which is scheduled to open in September 2016. Our share of the estimated cost of this project including development fees is approximately $110.0 million. As of December 31, 2015, we have contributed substantially all of our share of the cost of this project.

            On April 13, 2015, we announced a joint venture with Sears Holdings, or Sears, whereby Sears contributed 10 of its properties located at our malls to the joint venture in exchange for a 50% noncontrolling interest in the joint venture. We contributed $114.0 million in cash in exchange for a 50% noncontrolling interest in the joint venture. Sears or its affiliates are leasing back each of the 10 properties from the joint venture. The joint venture has the right to recapture not less than 50% of the space leased to Sears to be used for purposes of redeveloping and releasing the recaptured space. We will provide development, leasing and management services to the joint venture for any recaptured space. On July 7, 2015, we separately invested approximately $33.0 million in exchange for 1,125,760 common shares of Seritage Growth Properties, or Seritage, a public REIT recently formed by Sears, which we account for as an available-for-sale security. Seritage now holds Sears' interest in the joint venture.

            On February 24, 2015, Houston Galleria, in which we own a 50.4% noncontrolling interest, refinanced its $821.0 million mortgage with a $1.2 billion mortgage that matures on March 1, 2025. The fixed interest rate was reduced from 5.44% to 3.55% as a result. Excess proceeds of $377.1 million from the financing were distributed to the venture partners in February 2015.

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

International Investments

            We conduct our international operations through joint venture arrangements and account for all of our international joint venture investments using the equity method of accounting

            European Investments.    At December 31, 2015, we owned 63,924,148 shares, or approximately 20.3%, of Klépierre, which had a quoted market price of $44.82 per share. On July 29, 2014 Klépierre announced that it had entered into a conditional agreement to acquire Corio pursuant to which Corio shareholders received 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015 the tender offer transaction closed and the merger was completed on March 31, 2015, reducing our ownership from 28.9% at December 31, 2014 to 18.3%, resulting in a non-cash gain of $206.9 million that was required to be recognized in the first quarter of 2015 as if we had sold a proportionate share of our investment. On May 11, 2015, we purchased 6,290,000 additional shares of Klépierre for $279.4 million bringing our ownership to 20.3%. All of the excess investment related to this additional purchase has been determined to relate to investment property. Our share of net income, net of amortization of our excess investment, was $6.7 million and $131.5 million for the year ended December 31, 2015 and 2014, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total assets, total liabilities, and noncontrolling interests were $20.8 billion, $12.4 billion, and $1.4 billion, respectively, as of December 31, 2015 and $12.7 billion, $8.2 billion, and $1.4 billion, respectively, as of December 31, 2014. Klépierre's total revenues, operating income and consolidated net income were approximately $1.5 billion, $414.8 million and $181.2 million, respectively, for the year ended December 31, 2015 and $1.2 billion, $432.1 million and $1.3 billion, respectively, for the year ended December 31, 2014.

            On April 16, 2014, Klépierre completed the disposal of a portfolio of 126 retail galleries located in France, Spain and Italy. Total gross consideration for the transaction, including transfer duties, was €1.98 billion (€1.65 billion Klépierre's group share). The net cash proceeds were used by Klépierre to reduce its overall indebtedness. In connection with this transaction, we recorded a gain of $133.9 million, net of the write-off of a portion of our excess investment, which is included in gain upon acquisition of controlling interests and sale or disposal of assets and interest in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

            Our joint venture in Europe has interests in six outlet properties, as well as a property management and development company. As of December 31, 2015, our legal percentage ownership interests in these entities ranged from 45% to 90%. The carrying amount of our investment in these joint ventures, including all related components of accumulated other comprehensive income (loss) as well as subsequent capital contributions for development, was $577.3 million and $677.1 million as of December 31, 2015 and 2014, respectively. In December 2014, Roermond Designer Outlet phases 2 and 3, in which we own a 90% interest, refinanced its $85.1 million mortgage maturing in 2017 with a $218.9 million mortgage that matures in 2021. The fixed interest rate was reduced from 5.12% to 1.86% as a result. Excess proceeds of approximately $106.0 million from the financing were distributed to the venture partners in January 2015. In the first quarter of 2016, we will consolidate the entity that holds our interests in the six outlet properties as we obtain control of the investee entity. This will result in the consolidation of two of the six operating properties and will be accounted for as a step acquisition, requiring a remeasurement of our previously held equity interest to fair value and the recognition of a non-cash gain in earnings during the first quarter of 2016. Consolidation will require us to recognize the investee's identifiable assets and liabilities at fair value in our consolidated financial statements along with the related noncontrolling interest representing our partners' share. In February 2016, our joint venture acquired a 75% interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $34.9 million.

            We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets throughout Europe and a direct minority ownership in three of those outlets. Our investment in these entities is accounted for under the cost method. At both December 31, 2015 and 2014, the carrying value of these non-marketable investments was $115.4 million and is included in deferred costs and other assets.

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

            Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $224.6 million and $229.8 million as of December 31, 2015 and 2014, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $117.0 million and $104.5 million as of December 31, 2015 and 2014, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our equity method investments and share of income from such investments, excluding Klépierre and our joint venture with HBC, is included below. During 2015, we disposed of three retail properties. During 2013, we disposed of three retail properties. As discussed in Note 3, on May 28, 2014, we completed the spin-off of Washington Prime, which included ten unconsolidated properties. The net income of these ten properties is included in income from operations of discontinued joint venture interests in the accompanying summary financial information.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets:
Investment properties, at cost	$17,186,884	$16,087,282
Less — accumulated depreciation	5,780,261	5,457,899

	11,406,623	10,629,383
Cash and cash equivalents	818,805	993,178
Tenant receivables and accrued revenue, net	354,133	362,201
Investment in unconsolidated entities, at equity	—	11,386
Deferred costs and other assets	545,850	536,600

Total assets	$13,125,411	$12,532,748

Liabilities and Partners' Deficit:
Mortgages	$13,891,041	$13,272,557
Accounts payable, accrued expenses, intangibles, and deferred revenue	985,159	1,015,334
Other liabilities	468,005	493,718

Total liabilities	15,344,205	14,781,609
Preferred units	67,450	67,450
Partners' deficit	(2,286,244)	(2,316,311)

Total liabilities and partners' deficit	$13,125,411	$12,532,748

Our Share of:
Partners' deficit	$(854,562)	$(663,700)
Add: Excess Investment	1,788,749	1,875,337

Our net Investment in unconsolidated entities, at equity	$934,187	$1,211,637

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures or other investments acquired and has been determined to relate to the fair value of the investment property, lease related intangibles, and debt premiums and discounts. We amortize excess investment over the life of the related depreciable components of investment property, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturity, respectively. The amortization is included in the reported amount of income from unconsolidated entities.

            As of December 31, 2015, scheduled principal repayments on joint venture properties' mortgage indebtedness are as follows:

2016	$1,325,067
2017	810,684
2018	433,362
2019	599,718
2020	3,049,673
Thereafter	7,668,576

Total principal maturities	13,887,080
Net unamortized debt premium	3,961

Total mortgages and unsecured indebtedness	$13,891,041

            This debt becomes due in installments over various terms extending through 2035 with interest rates ranging from 0.37% to 9.35% and a weighted average interest rate of 4.15% at December 31, 2015.

            In November 2013, Aventura Mall in which we own a 33% interest refinanced its $430.0 million mortgage maturing on December 11, 2017 with a $1.2 billion mortgage that matures on December 1, 2020. The fixed interest rate was reduced from 5.91% to 3.75% as a result of this transaction and an extinguishment charge of $82.8 million was incurred which is included in interest expense in the accompanying joint venture statements of operations. Excess proceeds from the financing were distributed to the venture partners.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2015	2014	2013
Revenue:
Minimum rent	$1,801,023	$1,746,549	$1,618,802
Overage rent	191,249	183,478	180,435
Tenant reimbursements	799,420	786,351	747,447
Other income	236,726	293,419	199,197

Total revenue	3,028,418	3,009,797	2,745,881
Operating Expenses:
Property operating	530,798	574,706	487,144
Depreciation and amortization	594,973	604,199	512,702
Real estate taxes	231,154	221,745	204,894
Repairs and maintenance	73,286	71,203	66,612
Advertising and promotion	75,773	72,496	61,664
Provision for credit losses	4,153	6,527	1,388
Other	169,504	187,729	155,421

Total operating expenses	1,679,641	1,738,605	1,489,825

Operating Income	1,348,777	1,271,192	1,256,056
Interest expense	(593,187)	(598,900)	(680,321)

Income from Continuing Operations	755,590	672,292	575,735
Income from operations of discontinued joint venture interests	—	5,079	14,200
Gain on disposal of discontinued operations, net	—	—	51,164
Gain on sale or disposal of assets and interests in unconsolidated entities, net	67,176	—	—

Net Income	$822,766	$677,371	$641,099

Third-Party Investors' Share of Net Income	$405,456	$348,127	$353,708

Our Share of Net Income	417,310	329,244	287,391
Amortization of Excess Investment	(94,828)	(99,463)	(102,875)
Our Share of (Loss) Income from Unconsolidated Discontinued Operations	—	(652)	1,121
Our Share of Gain on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	(43,589)	—	—

Income from Unconsolidated Entities	$278,893	$229,129	$185,637

            Our share of income from unconsolidated entities in the above table, aggregated with our share of results of Klépierre and our joint venture with HBC, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income. Our share of the gain on sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

  2015 Dispositions

            In 2015, we disposed of our interests in three retail properties. Our share of the net gain on disposition was $43.6 million.

  2013 Dispositions

            In 2013, we disposed of our interest in three retail properties. We recognized no gain or loss on the disposal of these properties.

8. Indebtedness and Derivative Financial Instruments

            Our mortgages and unsecured indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2015	2014
Fixed-Rate Debt:
Mortgage notes, including $44,594 and $49,723 net premiums, respectively. Weighted average interest and maturity of 5.12% and 4.6 years at December 31, 2015.	$5,985,427	$5,615,351
Unsecured notes, including $44,698 and $40,701 net discounts, respectively. Weighted average interest and maturity of 3.93% and 7.3 years at December 31, 2015.	13,530,427	13,399,920
Commercial Paper (see below)	878,657	409,185

Total Fixed-Rate Debt	20,394,511	19,424,456
Variable-Rate Debt:
Mortgages notes, at face value. Weighted average interest and maturity of 2.29% and 1.3 years at December 31, 2015.	630,000	630,000
Unsecured Term Loan (see below)	240,000	240,000
Credit Facility (see below)	1,237,662	558,537
Total Variable-Rate Debt	2,107,662	1,428,537

Total Mortgages and Unsecured Indebtedness	$22,502,173	$20,852,993

            General.    Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2015, we were in compliance with all covenants of our unsecured debt.

            At December 31, 2015, we or our subsidiaries were the borrowers under 44 non-recourse mortgage notes secured by mortgages on 49 properties, including four separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 11 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At December 31, 2015, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

Unsecured Debt

            At December 31, 2015, our unsecured debt consisted of $13.5 billion of senior unsecured notes of the Operating Partnership, net of discounts, $1.2 billion outstanding under the Operating Partnership's $4.0 billion unsecured revolving credit facility, or Credit Facility, $240.0 million outstanding under an unsecured term loan, and $878.7 million outstanding under the Operating Partnership's global unsecured commercial paper note program, or Commercial Paper program. The December 31, 2015 balance on the Credit Facility included $237.8 million (U.S. dollar equivalent) of Euro-denominated borrowings and $184.8 million (U.S. dollar equivalent) of Yen-denominated borrowings. At December 31, 2015 the outstanding amount under the Commercial Paper program was $878.7 million, of which $188.1 million was related to the U.S. dollar equivalent of Euro-denominated notes. Foreign currency denominated borrowings under both the Credit Facility and Commercial Paper program are designated as net investment hedges of a portion of our international investments.

            On December 31, 2015, we had an aggregate available borrowing capacity of $4.6 billion under the Credit Facility and the Operating Partnership's $2.75 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the two Credit Facilities during the year ended December 31, 2015 was $1.8 billion and the weighted average outstanding balance was $1.2 billion. Letters of credit of $36.9 million were outstanding under the two Credit Facilities as of December 31, 2015.

            The Credit Facility's initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. dollars, Euros, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 75% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2018 and can be extended for an additional year to June 30, 2019 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Credit Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points.

            On March 2, 2015, the Operating Partnership amended and extended the Supplemental Facility. The initial borrowing capacity of $2.0 billion was increased to $2.75 billion, may be further increased to $3.5 billion during its term, will initially mature on June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the amended Supplemental Facility was reduced to LIBOR plus 80 basis points and the additional facility fee was reduced to 10 basis points. The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euros, Yen, Sterling, Canadian dollars and Australian dollars.

            On March 2, 2015, the Operating Partnership increased the maximum aggregate program size of its Commercial Paper program from $500.0 million to $1.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. At December 31, 2015, we had $878.7 million outstanding under the Commercial Paper program, comprised of $690.6 million outstanding in U.S. dollar denominated notes and $188.1 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.43% and 0.03%, respectively. The borrowings mature on various dates from January 4, 2016 to April 18, 2016 and reduce amounts otherwise available under the Credit Facilities.

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

            On November 18, 2015, a wholly-owned subsidiary of the Operating Partnership issued €750.0 million ($798.3 million U.S. dollar equivalent) of senior unsecured notes at a fixed interest rate of 1.38% with a maturity date of November 18, 2022. Proceeds from the unsecured notes offering were used to pay down a portion of Euro-denominated borrowings on the Credit Facility.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

            During 2015, we redeemed at par or repaid at maturity $693.5 million of senior unsecured notes with fixed interest rates ranging from 5.10% to 5.75% and completed the early redemption of two series of senior unsecured notes comprising $1.0 billion with fixed interest rates of 6.13% and 7.38%. We recorded a $121.0 million loss on extinguishment of debt in the fourth quarter of 2015 as a result of the early redemption. Further, on February 1, 2016, we redeemed at par $163.3 million of senior unsecured notes with a fixed interest rate of 6.10%.

            On January 13, 2016, the Operating Partnership issued $550.0 million of senior unsecured notes at a fixed interest rate of 2.50% with a maturity date of July 15, 2021 and $800.0 million of senior unsecured notes at a fixed interest rate of 3.30% with a maturity date of January 15, 2026. Proceeds from the unsecured notes offering were used to pay down the Credit Facility, unencumber three assets and redeem senior unsecured notes at par in February 2016 and for general corporate purposes.

Mortgage Debt

            Total mortgage indebtedness was $6.6 billion and $6.2 billion at December 31, 2015 and 2014, respectively.

            During the year ended December 31, 2015, we repaid $259.3 million in mortgage loans, with a weighted average interest rate of 5.51%, unencumbering five properties.

            On January 15, 2015, we acquired two properties — Jersey Gardens in Elizabeth, New Jersey (renamed The Mills at Jersey Gardens) and University Park Village in Fort Worth, Texas, subject to existing fixed-rate mortgage loans of $350.0 million and $55.0 million, respectively. The loans mature on November 1, 2020 and May 1, 2028 and bear interest at 3.83% and 3.85%, respectively.

Debt Maturity and Other

            Our scheduled principal repayments on indebtedness as of December 31, 2015 are as follows:

2016	$2,928,580
2017	3,043,067
2018	1,024,275
2019	2,607,519
2020	3,159,632
Thereafter	9,739,204

Total principal maturities	22,502,277
Net unamortized debt discount	(104)

Total mortgages and unsecured indebtedness	$22,502,173

            Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2015	2014	2013
Cash paid for interest	$943,683	$1,018,911	$1,086,128

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

            The unamortized loss on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $60.8 million and $65.7 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, we had no outstanding interest rate derivatives. As of December 31, 2014, our outstanding LIBOR based derivative contracts consisted of fixed rate swap agreements with a notional amount of $375.0 million.

            Within the next year, we expect to reclassify to earnings approximately $12.4 million of losses related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness including Commercial Paper was $20.4 billion and $19.4 billion as of December 31, 2015 and 2014, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	2015	2014
Fair value of fixed-rate mortgages and unsecured indebtedness (in millions)	$21,331	$20,967
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.46%	3.02%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	3.59%	3.51%

9. Rentals under Operating Leases

            Future minimum rentals to be received under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume as of December 31, 2015 are as follows:

2016	$2,754,732
2017	2,516,302
2018	2,230,521
2019	1,948,366
2020	1,714,945
Thereafter	4,823,612

$15,988,478

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

            Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, other than for the election of directors. The holders of our Class B common stock have the right to elect up to four members of our Board of Directors. All 8,000 outstanding shares of the Class B common stock are subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

Common Stock Issuances

            In 2015, we issued 489,291 shares of common stock to nine limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.

            On April 2, 2015, our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock over a twenty-four month period as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions. Through December 31, 2015, we repurchased 1,903,340 shares at an average price of $180.19 per share as part of this program.

            On May 14, 2015, the Operating Partnership redeemed 944,359 units from a limited partner for $162.7 million.

Temporary Equity

            We classify as temporary equity those securities for which there is the possibility that we could be required to redeem the security for cash irrespective of the probability of such a possibility. As a result, we classify one series of preferred units in the Operating Partnership and noncontrolling redeemable interests in properties in temporary equity. Each of these securities is discussed further below.

            Limited Partners' Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.    The redemption features of the preferred units in the Operating Partnership contain provisions which could require us to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity. The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit. There are no noncontrolling interests redeemable at amounts in excess of fair value and as of December 31, 2015 and 2014, there were no material noncontrolling redeemable interests in properties.

            On January 10, 2014, we acquired one of our partner's remaining redeemable interests in a portfolio of ten properties for approximately $114.4 million subject to a pre-existing contractual arrangement. The amount paid to acquire the interests in the seven properties which were previously consolidated had been included in temporary equity at December 31, 2013. During the second quarter of 2014, in connection with the resolution of all partnership disputes with related party limited partners in one of our partnerships, we contributed $83.0 million into the partnership in exchange for a new series of preferred partnership units that carry a 2.5% preferred return. Amounts due upon a future exercise of the limited partners' right to cause us to redeem their noncontrolling interests would be net of this preferred investment. Accordingly, this preferred investment contractually offsets the mezzanine liability previously recognized on the accompanying consolidated balance sheet.

            7.50% Cumulative Redeemable Preferred Units.    This series of preferred units accrues cumulative quarterly distributions at a rate of $7.50 annually. The preferred units are redeemable by the Operating Partnership upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of our common stock at our election. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the option of the Operating Partnership in either cash or shares of common stock. These preferred units have a carrying value of $25.5 million and are included in limited partners' preferred interest in the Operating Partnership in the consolidated balance sheets at December 31, 2015 and 2014.

Permanent Equity

            Preferred Stock.    Dividends on all series of preferred stock are calculated based upon the preferred stock's preferred return multiplied by the preferred stock's corresponding liquidation value. The Operating Partnership pays preferred distributions to us equal to the dividends we pay on the preferred stock issued.

            Series J 8 3/8% Cumulative Redeemable Preferred Stock.    Dividends accrue quarterly at an annual rate of 8 3/8% per share. We can redeem this series, in whole or in part, on or after October 15, 2027 at a redemption price of $50.00 per share, plus accumulated and unpaid dividends. This preferred stock was issued at a premium of $7.5 million. The unamortized premium included in the carrying value of the preferred stock at December 31, 2015 and 2014 was $3.9 million and $4.2 million, respectively.

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

            The Simon Property Group 1998 Stock Incentive Plan, as amended.    This plan, or the 1998 plan, provides for the grant of equity-based awards in the form of options to purchase shares, stock appreciation rights, restricted stock grants and performance-based unit awards. Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code and options which are not so qualified. An aggregate of 16,300,000 shares of common stock have been reserved for issuance under the 1998 plan. Additionally, the partnership agreement requires us to purchase units for cash in an amount equal to the fair market value of such shares.

            Administration.    The 1998 plan is administered by the Compensation Committee of our Board of Directors, or the Compensation Committee. The Compensation Committee determines which eligible individuals may participate and the type, extent and terms of the awards to be granted to them. In addition, the Compensation Committee interprets the 1998 plan and makes all other determinations deemed advisable for its administration. Options granted to employees become exercisable over the period determined by the Compensation Committee. The exercise price of an employee option may not be less than the fair market value of the shares on the date of grant. Employee options generally vest over a three-year period and expire ten years from the date of grant.

            Awards and Compensation for Eligible Directors.    Directors who are not also our employees or employees of our affiliates are eligible to receive awards under the 1998 plan. Each independent director receives an annual cash retainer of $100,000, and an annual restricted stock award with a grant date value of $150,000. Committee chairs receive annual retainers for the Company's Audit, Compensation, and Nominating and Governance Committees of $35,000, $35,000 and $25,000, respectively. Directors receive fixed annual retainers for service on the Audit, Compensation and Nominating and Governance Committees, of $15,000, $15,000, and $10,000, respectively. The Lead Director receives an annual retainer of $50,000. These retainers are paid 50% in cash and 50% in restricted stock.

            Restricted stock awards vest in full after one year. Once vested, the delivery of the shares of restricted stock (including reinvested dividends) is deferred under our Director Deferred Compensation Plan until the director retires, dies or becomes disabled or otherwise no longer serves as a director. The directors may vote and are entitled to receive dividends on the underlying shares; however, any dividends on the shares of restricted stock must be reinvested in shares of common stock and held in the Director Deferred Compensation Plan until the shares of restricted stock are delivered to the former director.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

Stock Based Compensation

            Awards under our stock based compensation plans primarily take the form of LTIP units and restricted stock grants. Restricted stock and awards under the LTIP programs are all performance-based and are based on various individual, corporate and business unit performance measures as further described below. The expense related to these programs, net of amounts capitalized, is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.

            LTIP Programs.    Every year since 2010, the Compensation Committee has approved long-term, performance-based incentive compensation programs, or the LTIP programs, for certain senior executive officers. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which, applicable total shareholder return, or TSR, performance measures are achieved during the performance period. Once earned, LTIP units are subject to a two year vesting period. One-half of the earned LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates and certain other conditions as described in those agreements. Awarded LTIP units not earned are forfeited. Earned and fully vested LTIP units are the equivalent of units. During the performance period, participants are entitled to receive distributions on the LTIP units awarded to them equal to 10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP units as participating securities under the two-class method of computing earnings per share.

            From 2010 to 2015, the Compensation Committee approved LTIP unit grants as shown in the table below. Grant date fair values of the LTIP units are estimated using a Monte Carlo model, and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if any, would become vested. The extent to which LTIP units were earned, and the aggregate grant date fair values adjusted for estimated forfeitures, are as follows:

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

            We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $24.9 million, $27.6 million, and $25.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

            Restricted Stock.    The 1998 plan also provides for shares of restricted stock to be granted to certain employees at no cost to those employees, subject to achievement of individual performance and certain financial and return-based performance measures established by the Compensation Committee related to the most recent year's performance. Once granted, the shares of restricted stock then vest annually over a three-year or a four-year period (as defined in the award). The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is recognized as expense ratably over the vesting period. Through December 31, 2015 a total of 5,594,683 shares of restricted stock, net of

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

forfeitures, have been awarded under the 1998 plan. Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2015	2014	2013
Shares of restricted stock awarded during the year, net of forfeitures	63,738	83,509	107,123
Weighted average fair value of shares granted during the year	$197.17	$166.36	$160.22
Amortization expense	$13,692	$18,256	$18,311

            We recorded compensation expense, net of capitalization, related to restricted stock of approximately $9.4 million, $12.3 million, and $13.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

            Other Compensation Arrangements.    On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted David Simon, our Chairman and Chief Executive Officer, a retention award in the form of 1,000,000 LTIP units, or the Award, for his continued service as our Chairman and Chief Executive Officer through July 5, 2019. Effective December 31, 2013, the Award was modified, or the Current Award, and as a result the LTIP units will now become earned and eligible to vest based on the attainment of Company-based performance goals, in addition to the service-based vesting requirement included in the original Award. If the relevant performance criteria are not achieved, all or a portion of the Current Award will be forfeited. The Current Award does not contain an opportunity for Mr. Simon to receive additional LTIP units above and beyond the original Award should our performance exceed the higher end of the performance criteria. The performance criteria of the Current Award are based on the attainment of specific funds from operations , or FFO, per share. If the performance criteria have been met, a maximum of 360,000 LTIP units, or the A units, 360,000 LTIP units, or the B units, and 280,000 LTIP units, or the C units, may become earned on December 31, 2015, December 31, 2016 and December 31, 2017, respectively. The earned A units will vest on January 1, 2018, earned B units will vest on January 1, 2019 and earned C units will vest on June 30, 2019, subject to Mr. Simon's continued employment through such applicable date. The grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight-year term of his employment agreement on a straight-line basis based through the applicable vesting periods of the A units, B units and C units.

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

Exchange Rights

            Limited partners in the Operating Partnership have the right to exchange all or any portion of their units for shares of common stock on a one-for-one basis or cash, as determined by our Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of our common stock at that time. At December 31, 2015, we had reserved 55,589,413 shares of common stock for possible issuance upon the exchange of units, stock options and Class B common stock.

11. Commitments and Contingencies

Litigation

            We are involved from time-to-time in various legal and regulatory proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions such as acquisitions and divestitures. We believe that our current proceedings will not have a material adverse effect on our financial condition, liquidity or results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

            In May 2010, Opry Mills sustained significant flood damage. Insurance proceeds of $50 million have been funded by the primary insurer and remediation and restoration work has been completed. The property was re-opened on March 29, 2012. The excess insurance carriers (those providing coverage above $50 million) denied our claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. In the first quarter of 2015, summary judgment was granted in our favor, concluding that up to $150 million of additional coverage is available under our excess insurance policy for this claim. In July and August 2015, trial on the damages portion of our claim was completed and the jury entered a verdict for damages in the amount of $204.1 million (inclusive of the $50.0 million previously paid by the primary carrier). The court has also ruled that we are entitled to recover prejudgment interest and legal fees paid to our lender's counsel, all in amounts to be determined by the court. We will continue our efforts through the conclusion of the pending litigation to recover our losses, including consequential damages, under the excess insurance policies for Opry Mills and we believe recovery is probable, but no assurances can be made that our efforts to recover these funds will be successful.

Lease Commitments

            As of December 31, 2015, a total of 22 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2017 to 2090. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property. In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2016 to 2028. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate and utility expenses. Some of our ground and office leases include escalation clauses and renewal options. We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Year Ended, December 31,
	2015	2014	2013
Ground lease expense	$38,851	$39,898	$37,150
Office lease expense	4,067	4,577	4,057

            Future minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and any sublease income, are as follows:

2016	$30,474
2017	30,687
2018	30,744
2019	27,205
2020	24,634
Thereafter	984,431

$1,128,175

Insurance

            We maintain insurance coverage with third party carriers who provide a portion of the coverage for specific layers of potential losses including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third party carriers is either insured through our wholly-owned captive insurance companies, Rosewood Indemnity, Ltd. and Bridgewood Insurance Company, Ltd., or other financial arrangements controlled by us. The third party carrier has, in turn, agreed, if required, to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through our captive insurance entities also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

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

Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2015 and 2014, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $353.7 million and $223.5 million, respectively (of which we have a right of recovery from our venture partners of $112.8 million and $78.7 million, respectively). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

            Our malls, Premium Outlets and Mills rely heavily upon anchor tenants to attract customers; however, anchor retailers do not contribute materially to our financial results as many anchor retailers own their spaces. All material operations managed by us are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Limited Life Partnerships

            We are the controlling partner in several consolidated partnerships that have a limited life. We estimated the settlement values of these noncontrolling interests as of December 31, 2015 and 2014, as approximately $90.0 million and $101.0 million, respectively. The settlement values are based on the estimated fair values upon a hypothetical liquidation of the partnership interests and estimated yield maintenance or prepayment penalties associated with the payment to settle any underlying secured mortgage debt.

12. Related Party Transactions

            Our management company provides management, insurance, and other services to Melvin Simon & Associates, Inc., a related party, unconsolidated joint ventures, and other non-owned related party properties. Amounts for services provided by our management company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the Year Ended December 31,
	2015	2014	2013
Amounts charged to unconsolidated joint ventures	$154,098	$133,730	$121,996
Amounts charged to properties owned by related parties	4,324	4,393	4,510

            During 2015, 2014 and 2013, we recorded development, royalty and other fee income, net of elimination, related to our international investments of $13.6 million, $13.7 million and $14.0 million, respectively. Also during 2015, 2014 and 2013, we received fees related to financing activities, net of elimination, provided to unconsolidated joint ventures of $2.3 million, $4.2 million and $15.9 million, respectively. The fees related to our international investments and financing activities are included in other income in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts
and where indicated as in millions or billions)

13. Quarterly Financial Data (Unaudited)

            Quarterly 2015 and 2014 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Total revenue	$1,216,235	$1,349,110	$1,320,137	$1,380,621
Operating income	599,171	702,385	657,587	709,730
Consolidated net income	632,435	554,526	492,496	459,917
Net income attributable to common stockholders	539,134	472,944	420,009	392,297
Net income per share — Basic and Diluted	$1.73	$1.52	$1.36	$1.27
Weighted average shares outstanding — Basic and Diluted	311,101,297	310,498,911	309,417,298	309,418,757
2014
Total revenue	$1,157,022	$1,181,982	$1,234,694	$1,297,120
Operating income	560,965	561,531	607,557	655,288
Consolidated income from continuing operations	359,601	489,609	296,963	475,992
Consolidated net income	401,103	477,468	296,963	475,992
Net income attributable to common stockholders	341,648	406,587	251,968	405,048
Net income per share from continuing operations — Basic and Diluted	$0.99	$1.34	$0.81	$1.30
Net income per share — Basic and Diluted	$1.10	$1.31	$0.81	$1.30
Weighted average shares outstanding — Basic and Diluted	310,622,570	310,743,242	310,772,019	310,784,070

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.    Controls and Procedures

As of December 31, 2015

  Management's Report on Internal Control Over Financial Reporting

            We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

            We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2015, our internal control over financial reporting was effective.

  Attestation Report of the Registered Public Accounting Firm

            The audit report of Ernst & Young LLP on their assessment of our internal control over financial reporting as of December 31, 2015 is set forth within Item 8 of this Form 10-K.

  Management's Evaluation of Disclosure Controls and Procedures

            We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

            Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

As of March 31, 2015, June 30, 2015 and September 30, 2015

  Management's Evaluation of Disclosure Controls and Procedures

            As part of our year-end reporting procedures and controls, we identified a non-cash gain of $206.9 million, solely relating to our equity method investment in Klépierre SA ("Klépierre") and its acquisition of Corio N.V. ("Corio") and issuance of shares to Corio shareholders in January 2015, that should have been, but was not, recorded in the first quarter of 2015. Notwithstanding this omission, we did disclose the Corio transaction in the footnotes to our 2015 first quarter financial statements, including: the dilution of our ownership interest in Klépierre as a result of Klépierre's issuance of shares to Corio shareholders; the number of Klépierre shares we owned; and Klépierre's quoted market price per share at March 31, 2015 (Klépierre is listed on Euronext Paris).

            On January 13, 2016, we amended our quarterly reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 to record the $206.9 million non-cash gain in the interim financial statements contained therein. In amending these quarterly reports, we did not revise management's conclusions regarding the effectiveness of disclosure controls and procedures as stated in the originally filed quarterly reports.

            This accounting error occurred due to a deficiency in our internal control over interim financial reporting — specifically, a design defect in our internal control over interim financial reporting of equity method investees as a result of our not applying the guidance in ASC-323-10-40-1 when preparing our interim financial statements. Because of this deficiency, which existed until the fourth quarter of 2015, any dilution in our ownership caused by the issuance of additional shares of capital stock by either of the two joint ventures accounted for under the equity method that have the ability to issue such shares, which would result in the need to recognize a gain or loss due to the application of ASC-323-10-40-1, would not have been timely recorded in our interim financial statements. As "disclosure controls and procedures" is defined to include those controls that are designed to ensure that information required to be disclosed in Exchange Act reports is "recorded" within the time periods specified in the Commission's rules and forms, upon further consideration, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, June 30, 2015 and September 30, 2015. Based on this re-evaluation, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures as of such dates were not effective at a reasonable assurance level.

            The procedures performed by the company which identified the appropriate accounting for these transactions by our equity method investees were part of our year-end internal control procedures. We have now implemented additional procedures as part of our quarterly internal control procedures. As a result, this deficiency in our internal control over financial reporting has been remediated and tested as of December 31, 2015.

During the Quarter Ended December 31, 2015

  Changes in Internal Control Over Financial Reporting

            As discussed above, during the quarter ended December 31, 2015, we implemented procedures encompassing the guidance in ASC-323-10-40-1 as part of our quarterly internal control procedures.

Item 9B.    Other Information

            During the fourth quarter of the year covered by this Annual Report on Form 10-K, the Audit Committee of our Board of Directors approved certain audit, audit-related and non-audit tax compliance and tax consulting services to be provided by Ernst & Young LLP, the Company's independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act as added by Section 202 of the Sarbanes-Oxley Act of 2002.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A and the information included under the caption "Executive Officers of the Registrant" in Part I hereof.

Item 11.    Executive Compensation

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions and Director Independence

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.    Principal Accountant Fees and Services

            The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

			Page No.
(a)	(1)	Financial Statements
		The following consolidated financial statements of Simon Property Group, Inc. and subsidiaries are set forth in Part II, item 8.
		Reports of Independent Registered Public Accounting Firm	67
		Consolidated Balance Sheets as of December 31, 2015 and 2014	69
		Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2015, 2014 and 2013	70
		Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	71
		Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013	72
		Notes to Consolidated Financial Statements	74
	(2)	Financial Statement Schedule
		Simon Property Group, Inc. and Subsidiaries Schedule III — Schedule of Real Estate and Accumulated Depreciation	112
		Notes to Schedule III	117
		Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	118

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
By	/s/ DAVID SIMON David Simon Chairman of the Board of Directors and Chief Executive Officer

February 26, 2016

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
/s/ HERBERT SIMON Herbert Simon	Chairman Emeritus and Director	February 26, 2016
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer and Director	February 26, 2016
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	February 26, 2016
/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	February 26, 2016
/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	February 26, 2016
/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	February 26, 2016
/s/ KAREN N. HORN Karen N. Horn	Director	February 26, 2016

Signature	Capacity	Date

/s/ ALLAN HUBBARD Allan Hubbard	Director	February 26, 2016
/s/ DANIEL C. SMITH Daniel C. Smith	Director	February 26, 2016
/s/ GARY RODKIN Gary Rodkin	Director	February 26, 2016
/s/ ANDREW JUSTER Andrew Juster	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
/s/ STEVEN K. BROADWATER Steven K. Broadwater	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016

SCHEDULE III

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2015
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Malls
Bangor Mall	Bangor, ME	$80,000	$5,478	$59,740	$—	$13,599	$5,478	$73,339	$78,817	$35,268	2004 (5)
Barton Creek Square	Austin, TX	—	2,903	20,929	7,983	67,405	10,886	88,334	99,220	56,790	1981
Battlefield Mall	Springfield, MO	124,467	3,919	27,231	3,000	63,987	6,919	91,218	98,137	64,580	1970
Bay Park Square	Green Bay, WI	—	6,358	25,623	4,106	25,912	10,464	51,535	61,999	28,944	1980
Brea Mall	Brea (Los Angeles), CA	—	39,500	209,202	—	45,970	39,500	255,172	294,672	120,465	1998 (4)
Broadway Square	Tyler, TX	—	11,306	32,431	—	27,175	11,306	59,606	70,912	33,195	1994 (4)
Burlington Mall	Burlington (Boston), MA	—	46,600	303,618	19,600	99,494	66,200	403,112	469,312	186,168	1998 (4)
Castleton Square	Indianapolis, IN	—	26,250	98,287	7,434	76,214	33,684	174,501	208,185	93,721	1972
Cielo Vista Mall	El Paso, TX	—	1,005	15,262	608	56,005	1,613	71,267	72,880	43,202	1974
College Mall	Bloomington, IN	—	1,003	16,245	720	46,585	1,723	62,830	64,553	37,926	1965
Columbia Center	Kennewick, WA	—	17,441	66,580	—	28,108	17,441	94,688	112,129	49,309	1987
Copley Place	Boston, MA	—	—	378,045	—	164,956	—	543,001	543,001	202,102	2002 (4)
Coral Square	Coral Springs (Miami), FL	—	13,556	93,630	—	21,636	13,556	115,266	128,822	78,296	1984
Cordova Mall	Pensacola, FL	—	18,626	73,091	7,321	64,641	25,947	137,732	163,679	58,541	1998 (4)
Domain, The	Austin, TX	195,224	40,436	197,010	—	139,994	40,436	337,004	377,440	110,570	2005
Empire Mall	Sioux Falls, SD	190,000	35,998	192,186	—	23,833	35,998	216,019	252,017	30,463	1998 (5)
Fashion Mall at Keystone, The	Indianapolis, IN	—	—	120,579	29,145	90,392	29,145	210,971	240,116	94,575	1997 (4)
Firewheel Town Center	Garland (Dallas), TX	—	8,485	82,716	—	27,079	8,485	109,795	118,280	47,765	2004
Forum Shops at Caesars, The	Las Vegas, NV	—	—	276,567	—	241,471	—	518,038	518,038	219,881	1992
Greenwood Park Mall	Greenwood (Indianapolis), IN	74,710	2,423	23,445	5,253	116,410	7,676	139,855	147,531	71,929	1979
Haywood Mall	Greenville, SC	—	11,585	133,893	6	36,461	11,591	170,354	181,945	93,940	1998 (4)
Independence Center	Independence (Kansas City), MO	200,000	5,042	45,798	—	43,166	5,042	88,964	94,006	46,127	1994 (4)
Ingram Park Mall	San Antonio, TX	135,491	733	17,163	37	23,970	770	41,133	41,903	28,372	1979
King of Prussia	King of Prussia (Philadelphia), PA	75,641	175,063	1,128,200	—	241,420	175,063	1,369,620	1,544,683	194,201	2003 (5)
La Plaza Mall	McAllen, TX	—	87,912	9,828	6,569	54,620	94,481	64,448	158,929	32,951	1976
Lakeline Mall	Cedar Park (Austin), TX	—	10,088	81,568	14	17,689	10,102	99,257	109,359	54,030	1995
Lenox Square	Atlanta, GA	—	38,058	492,411	—	116,271	38,058	608,682	646,740	278,923	1998 (4)
Livingston Mall	Livingston (New York), NJ	—	22,214	105,250	—	45,506	22,214	150,756	172,970	69,295	1998 (4)
Mall of Georgia	Buford (Atlanta), GA	—	47,492	326,633	—	20,673	47,492	347,306	394,798	156,378	1999 (5)
McCain Mall	N. Little Rock, AR	—	—	9,515	10,530	27,992	10,530	37,507	48,037	11,225	1973
Menlo Park Mall	Edison (New York), NJ	—	65,684	223,252	—	65,851	65,684	289,103	354,787	145,610	1997 (4)
Midland Park Mall	Midland, TX	80,362	687	9,213	—	24,594	687	33,807	34,494	20,849	1980
Miller Hill Mall	Duluth, MN	—	2,965	18,092	1,811	40,222	4,776	58,314	63,090	37,094	1973
Montgomery Mall	North Wales (Philadelphia), PA	100,000	27,105	86,915	—	61,554	27,105	148,469	175,574	53,682	2004 (5)
North East Mall	Hurst (Dallas), TX	—	128	12,966	19,010	151,594	19,138	164,560	183,698	99,013	1971
Northgate Mall	Seattle, WA	—	24,369	115,992	—	106,816	24,369	222,808	247,177	105,543	1987

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2015
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Ocean County Mall	Toms River (New York), NJ	—	20,404	124,945	—	31,772	20,404	156,717	177,121	76,563	1998 (4)
Orland Square	Orland Park (Chicago), IL	—	35,514	129,906	—	50,868	35,514	180,774	216,288	89,356	1997 (4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	65,249	24,544	100,287	—	20,367	24,544	120,654	145,198	72,266	2003 (4)
Penn Square Mall	Oklahoma City, OK	310,000	2,043	155,958	—	49,533	2,043	205,491	207,534	102,945	2002 (4)
Pheasant Lane Mall	Nashua, NH	—	3,902	155,068	550	46,296	4,452	201,364	205,816	86,814	2004 (5)
Phipps Plaza	Atlanta, GA	—	15,005	210,610	—	59,887	15,005	270,497	285,502	122,663	1998 (4)
Plaza Carolina	Carolina (San Juan), PR	225,000	15,493	279,560	—	62,451	15,493	342,011	357,504	124,038	2004 (4)
Prien Lake Mall	Lake Charles, LA	—	1,842	2,813	3,053	49,413	4,895	52,226	57,121	24,866	1972
Rockaway Townsquare	Rockaway (New York), NJ	—	41,918	212,257	—	44,919	41,918	257,176	299,094	120,410	1998 (4)
Roosevelt Field	Garden City (New York), NY	—	163,160	702,008	1,246	339,761	164,406	1,041,769	1,206,175	371,047	1998 (4)
Ross Park Mall	Pittsburgh, PA	—	23,541	90,203	—	91,305	23,541	181,508	205,049	102,132	1986
Santa Rosa Plaza	Santa Rosa, CA	—	10,400	87,864	—	26,267	10,400	114,131	124,531	52,621	1998 (4)
Shops at Chestnut Hill, The	Chestnut Hill (Boston), MA	120,000	449	25,102	43,257	102,405	43,706	127,507	171,213	17,569	2002 (5)
Shops at Nanuet, The	Nanuet, NY	—	28,125	143,120	—	10,175	28,125	153,295	181,420	14,340	2013
Shops at Riverside, The	Hackensack (New York), NJ	130,000	13,521	238,746	—	16,255	13,521	255,001	268,522	34,240	2007 (4) (5)
South Hills Village	Pittsburgh, PA	—	23,445	125,840	1,472	58,817	24,917	184,657	209,574	80,596	1997 (4)
South Shore Plaza	Braintree (Boston), MA	—	101,200	301,495	—	159,976	101,200	461,471	562,671	195,016	1998 (4)
Southdale Center	Edina (Minneapolis), MN	152,990	40,172	184,967	—	45,050	40,172	230,017	270,189	30,404	2007 (4) (5)
SouthPark	Charlotte, NC	184,908	42,092	188,055	100	186,322	42,192	374,377	416,569	167,958	2002 (4)
Southridge Mall	Greendale (Milwaukee), WI	123,922	12,359	130,111	2,389	18,403	14,748	148,514	163,262	26,086	2007 (4) (5)
St. Charles Towne Center	Waldorf (Washington, DC), MD	—	7,710	52,934	1,180	30,898	8,890	83,832	92,722	52,033	1990
Stanford Shopping Center	Palo Alto (San Jose), CA	—	—	339,537	—	104,531	—	444,068	444,068	133,697	2003 (4)
Summit Mall	Akron, OH	65,000	15,374	51,137	—	47,643	15,374	98,780	114,154	49,922	1965
Tacoma Mall	Tacoma (Seattle), WA	—	37,803	125,826	—	87,545	37,803	213,371	251,174	106,676	1987
Tippecanoe Mall	Lafayette, IN	—	2,897	8,439	5,517	48,227	8,414	56,666	65,080	40,768	1973
Town Center at Boca Raton	Boca Raton (Miami), FL	—	64,200	307,317	—	176,802	64,200	484,119	548,319	229,468	1998 (4)
Town Center at Cobb	Kennesaw (Atlanta), GA	195,052	32,355	158,225	—	18,869	32,355	177,094	209,449	94,183	1998 (5)
Towne East Square	Wichita, KS	—	8,525	18,479	4,108	45,317	12,633	63,796	76,429	42,464	1975
Treasure Coast Square	Jensen Beach, FL	—	11,124	72,990	3,067	37,728	14,191	110,718	124,909	61,410	1987
Tyrone Square	St. Petersburg (Tampa), FL	—	15,638	120,962	1,459	50,226	17,097	171,188	188,285	85,056	1972
University Park Mall	Mishawaka, IN	—	16,768	112,158	7,000	58,184	23,768	170,342	194,110	137,801	1996 (4)
Walt Whitman Shops	Huntington Station (New York), NY	113,933	51,700	111,258	3,789	126,352	55,489	237,610	293,099	94,988	1998 (4)
White Oaks Mall	Springfield, IL	50,000	3,024	35,692	2,102	62,858	5,126	98,550	103,676	44,361	1977
Wolfchase Galleria	Memphis, TN	225,000	15,881	128,276	—	16,002	15,881	144,278	160,159	77,313	2002 (4)
Woodland Hills Mall	Tulsa, OK	90,370	34,211	187,123	—	27,751	34,211	214,874	249,085	106,778	2004 (5)

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2015
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	—	3,900	97,059	—	7,651	3,900	104,710	108,610	41,127	2004 (4)
Allen Premium Outlets	Allen (Dallas), TX	—	13,855	43,687	9,132	14,883	22,987	58,570	81,557	26,551	2004 (4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	—	2,370	24,326	—	5,075	2,370	29,401	31,771	19,612	2004 (4)
Birch Run Premium Outlets	Birch Run (Detroit), MI	100,460	11,477	77,856	—	5,212	11,477	83,068	94,545	21,469	2010 (4)
Calhoun Premium Outlets	Calhoun, GA	19,309	1,745	12,529	—	1,187	1,745	13,716	15,461	6,683	2010 (4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	—	16,670	224,721	395	65,372	17,065	290,093	307,158	104,629	2004 (4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	—	12,890	184,990	96	6,034	12,986	191,024	204,010	64,132	2004 (4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	47,409	3,175	59,863	5,311	6,101	8,486	65,964	74,450	30,147	2004 (4)
Chicago Premium Outlets	Aurora (Chicago), IL	—	659	118,005	13,050	94,636	13,709	212,641	226,350	54,598	2004 (4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	—	14,117	71,520	—	5,199	14,117	76,719	90,836	24,572	2008
Clinton Crossing Premium Outlets	Clinton, CT	—	2,060	107,556	1,532	3,831	3,592	111,387	114,979	44,404	2004 (4)
Columbia Gorge Premium Outlets	Troutdale (Portland), OR	—	7,900	16,492	—	2,189	7,900	18,681	26,581	10,423	2004 (4)
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	—	3,440	338,679	—	98,699	3,440	437,378	440,818	121,914	2004 (4)
Edinburgh Premium Outlets	Edinburgh (Indianapolis), IN	—	2,857	47,309	—	15,158	2,857	62,467	65,324	27,262	2004 (4)
Ellenton Premium Outlets	Ellenton (Tampa), FL	178,000	15,807	182,412	—	5,159	15,807	187,571	203,378	56,859	2010 (4)
Folsom Premium Outlets	Folsom (Sacramento), CA	—	9,060	50,281	—	4,544	9,060	54,825	63,885	26,112	2004 (4)
Gaffney Premium Outlets	Gaffney (Greenville/Charlotte), SC	35,042	4,056	32,371	—	2,672	4,056	35,043	39,099	11,354	2010 (4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	—	9,630	194,122	—	10,697	9,630	204,819	214,449	79,050	2004 (4)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	120,000	9,497	196,271	—	—	9,497	196,271	205,768	22,660	2012
Grove City Premium Outlets	Grove City (Pittsburgh), PA	140,000	6,421	121,880	—	4,380	6,421	126,260	132,681	39,372	2010 (4)
Gulfport Premium Outlets	Gulfport, MS	50,000	—	27,949	—	2,434	—	30,383	30,383	9,717	2010 (4)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington, DC), MD	84,410	3,576	85,883	—	2,333	3,576	88,216	91,792	22,933	2010 (4)
Houston Premium Outlets	Cypress (Houston), TX	—	8,695	69,350	—	45,070	8,695	114,420	123,115	35,097	2007
Jackson Premium Outlets	Jackson (New York), NJ	—	6,413	104,013	3	6,218	6,416	110,231	116,647	37,818	2004 (4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	—	15,390	50,979	—	75,287	15,390	126,266	141,656	41,045	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	—	2,800	39,546	—	6,951	2,800	46,497	49,297	17,956	2004 (4)
Kittery Premium Outlets	Kittery, ME	—	11,832	94,994	—	8,099	11,832	103,093	114,925	33,778	2004 (4)
Las Americas Premium Outlets	San Diego, CA	174,269	45,168	251,878	—	6,713	45,168	258,591	303,759	63,471	2007 (4)
Las Vegas North Premium Outlets	Las Vegas, NV	—	25,435	134,973	16,536	147,840	41,971	282,813	324,784	81,049	2004 (4)
Las Vegas South Premium Outlets	Las Vegas, NV	—	13,085	160,777	—	31,102	13,085	191,879	204,964	59,268	2004 (4)
Lebanon Premium Outlets	Lebanon (Nashville), TN	—	1,758	10,189	—	741	1,758	10,930	12,688	4,164	2010 (4)
Lee Premium Outlets	Lee, MA	48,201	9,167	52,212	—	1,510	9,167	53,722	62,889	16,887	2010 (4)
Leesburg Corner Premium Outlets	Leesburg (Washington, DC), VA	—	7,190	162,023	—	5,292	7,190	167,315	174,505	66,955	2004 (4)

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2015
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Liberty Village Premium Outlets	Flemington (New York), NJ	—	5,670	28,904	—	1,660	5,670	30,564	36,234	16,815	2004 (4)
Lighthouse Place Premium Outlets	Michigan City (Chicago, IL), IN	—	6,630	94,138	—	9,051	6,630	103,189	109,819	45,349	2004 (4)
Merrimack Premium Outlets	Merrimack, NH	128,876	17,028	118,428	—	1,117	17,028	119,545	136,573	19,546	2012
Napa Premium Outlets	Napa, CA	—	11,400	45,023	—	4,808	11,400	49,831	61,231	20,261	2004 (4)
North Bend Premium Outlets	North Bend (Seattle), WA	—	2,143	36,197	—	3,645	2,143	39,842	41,985	13,875	2004 (4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	—	4,300	132,325	—	3,174	4,300	135,499	139,799	51,543	2004 (4)
Orlando International Premium Outlets	Orlando, FL	—	31,998	472,815	—	3,148	31,998	475,963	507,961	99,605	2010 (4)
Orlando Vineland Premium Outlets	Orlando, FL	—	14,040	304,410	36,023	79,938	50,063	384,348	434,411	121,507	2004 (4)
Osage Beach Premium Outlets	Osage Beach, MO	—	9,460	85,804	—	7,176	9,460	92,980	102,440	38,512	2004 (4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	—	13,322	13,710	—	3,178	13,322	16,888	30,210	9,542	2004 (4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	—	16,676	105,249	—	17,114	16,676	122,363	139,039	48,133	2006
Phoenix Premium Outlets	Chandler (Phoenix), AZ	—	—	63,724	—	—	—	63,724	63,724	9,960	2013
Pismo Beach Premium Outlets	Pismo Beach, CA	33,850	4,317	19,044	—	1,866	4,317	20,910	25,227	7,621	2010 (4)
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL/Milwaukee), WI	34,560	16,823	126,686	—	4,508	16,823	131,194	148,017	30,877	2010 (4)
Puerto Rico Premium Outlets	Barceloneta, PR	125,000	20,586	114,021	—	4,737	20,586	118,758	139,344	27,930	2010 (4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	66,150	8,129	61,950	—	3,831	8,129	65,781	73,910	16,751	2010 (4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	—	12,229	41,547	—	32,538	12,229	74,085	86,314	33,103	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	—	14,706	82,252	—	3,631	14,706	85,883	100,589	38,818	2005
San Francisco Premium Outlets	Livermore (San Francisco), CA	—	21,925	308,694	40,046	50,266	61,971	358,960	420,931	33,858	2012
San Marcos Premium Outlets	San Marcos (Austin/San Antonio), TX	—	13,180	287,179	—	8,249	13,180	295,428	308,608	61,969	2010 (4)
Seattle Premium Outlets	Tulalip (Seattle), WA	—	—	103,722	—	54,487	—	158,209	158,209	53,196	2004 (4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	—	6,090	57,670	2	10,128	6,092	67,798	73,890	29,324	2004 (4)
Tampa Premium Outlets	Lutz (Tampa), FL	—	14,298	97,188	—	—	14,298	97,188	111,486	1,146	2015
The Crossings Premium Outlets	Tannersville, PA	114,827	7,720	172,931	—	14,177	7,720	187,108	194,828	64,181	2004 (4)
Tucson Premium Outlets	Marana (Tucson), AZ	—	12,508	69,677	—	—	12,508	69,677	82,185	666	2015
Vacaville Premium Outlets	Vacaville, CA	—	9,420	84,850	—	13,957	9,420	98,807	108,227	43,736	2004 (4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	—	22,630	77,316	—	18,519	22,630	95,835	118,465	33,442	2004 (4)
Waterloo Premium Outlets	Waterloo, NY	—	3,230	75,277	—	8,656	3,230	83,933	87,163	36,662	2004 (4)
Williamsburg Premium Outlets	Williamsburg, VA	97,517	10,323	223,789	—	4,684	10,323	228,473	238,796	48,100	2010 (4)
Woodburn Premium Outlets	Woodburn (Portland), OR	—	9,414	150,414	—	536	9,414	150,950	160,364	17,456	2013 (4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	—	11,110	862,559	1,658	176,467	12,768	1,039,026	1,051,794	301,038	2004 (4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	—	4,900	282,031	—	9,637	4,900	291,668	296,568	105,572	2004 (4)

Simon Property Group, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2015
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
The Mills
Arizona Mills	Tempe (Phoenix), AZ	161,834	41,936	297,289	—	9,686	41,936	306,975	348,911	21,076	2007 (4) (5)
Great Mall	Milpitas (San Jose), CA	—	70,496	463,101	—	15,318	70,496	478,419	548,915	64,259	2007 (4) (5)
Gurnee Mills	Gurnee (Chicago), IL	321,000	41,133	297,911	—	9,722	41,133	307,633	348,766	42,976	2007 (4) (5)
Mills at Jersey Gardens, The	Elizabeth, NJ	350,000	120,417	865,605	—	3,088	120,417	868,693	989,110	33,444	2015 (4)
Opry Mills	Nashville, TN	350,800	51,000	327,503	—	10,063	51,000	337,566	388,566	46,444	2007 (4) (5)
Potomac Mills	Woodbridge (Washington, DC), VA	410,000	61,755	425,370	—	34,324	61,755	459,694	521,449	64,120	2007 (4) (5)
Sawgrass Mills	Sunrise (Miami), FL	—	194,002	1,641,153	5,395	94,365	199,397	1,735,518	1,934,915	218,917	2007 (4) (5)
Community Centers
ABQ Uptown	Albuquerque, NM	—	6,374	75,333	4,054	4,522	10,428	79,855	90,283	14,299	2011 (4)
University Park Village	Fort Worth, TX	55,000	18,031	100,354	—	2,362	18,031	102,716	120,747	3,542	2015 (4)
Other Properties
Florida Keys Outlet Center	Florida City, FL	17,000	1,560	1,748	—	3,017	1,560	4,765	6,325	1,738	2010 (4)
Huntley Outlet Center	Huntley, IL	—	3,477	2,027	—	345	3,477	2,372	5,849	1,462	2010 (4)
Lincoln Plaza	King of Prussia (Philadelphia), PA	—	—	21,299	—	2,925	—	24,224	24,224	14,042	2003 (4)
Naples Outlet Center	Naples, FL	—	1,514	519	—	107	1,514	626	2,140	458	2010 (4)
Outlet Marketplace	Orlando, FL	—	3,367	1,557	—	1,891	3,367	3,448	6,815	1,209	2010 (4)
Development Projects
Other pre-development costs		—	68,319	15,607	—	—	68,319	15,607	83,926	78
Other		—	2,615	10,873	—	—	2,615	10,873	13,488	5,423

		$6,570,833	$3,081,047	$23,341,842	$336,669	$6,373,327	$3,417,716	$29,715,169	$33,132,885	$9,696,420

Simon Property Group, Inc. and Subsidiaries

Notes to Schedule III as of December 31, 2015

(Dollars in thousands)

            All periods presented exclude properties which were spun-off to Washington Prime as further discussed in Note 3 to the consolidated financial statements.

(1)
Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Balance, beginning of year	$31,014,133	$30,048,230	$29,263,463
Acquisitions and consolidations (5)	1,190,944	393,351	288,835
Improvements	995,964	791,453	874,240
Disposals and deconsolidations	(68,156)	(218,901)	(378,308)

Balance, close of year	$33,132,885	$31,014,133	$30,048,230

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2015 was $29,771,725.

(2)
Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation for the years ended December 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Balance, beginning of year	$8,740,928	$7,896,614	$7,055,622
Depreciation expense	1,018,078	997,482	948,811
Disposals and deconsolidations	(62,586)	(153,168)	(107,819)

Balance, close of year	$9,696,420	$8,740,928	$7,896,614

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
10.7		Form of Global Dealer Agreement, dated October 6, 2014 (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed October 7, 2014).
10.8	*	Simon Property Group, L.P. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed April 10, 2014).
10.9	*
Form of Nonqualified Stock Option Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K filed March 16, 2005, SEC File No. 001-14469).

Exhibits
10.10	*	Form of Performance-Based Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K filed February 28, 2007, SEC File No. 001-14469).
10.11	*
Form of Non-Employee Director Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K filed March 16, 2005, SEC File No. 001-14469).
10.12	*
Employment Agreement among Richard S. Sokolov, the Registrant, and Simon Property Group Administrative Services Partnership, L.P. dated January 1, 2007 (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K filed February 26, 2008, SEC File No. 001-14469).
10.13	*	Employment Agreement between the Registrant and David Simon effective as of July 6, 2011 (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed July 7, 2011).
10.14	*
First Amendment to Employment Agreement between the Registrant and David Simon, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed April 4, 2013).
10.15	*
Non-Qualified Deferred Compensation Plan dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed November 5, 2009, SEC File No. 001-14469).
10.16	*
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
10.20	*	Simon Property Group Series CEO LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed July 7, 2011).
10.21	*
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
10.23	*
Simon Property Group Amended and Restated Series CEO LTIP Unit Award Agreement, dated as of December 31, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed January 2, 2014).
10.24	*	Form of Simon Property Group Series 2011 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed July 7, 2011).
10.25	*	Form of Simon Property Group Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed May 8, 2012).

Exhibits
10.26	*	Simon Property Group Amended and Restated Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed April 28, 2014).
10.27	*	Form of Simon Property Group Series 2013 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed April 4, 2013).
10.28	*	Form of Simon Property Group Executive Officer LTIP Waiver, dated April 18, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed April 28, 2014).
10.29	*	Simon Property Group CEO LTIP Unit Adjustment Waiver, dated April 18, 2014 (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed April 28, 2014).
10.30	*	Form of Simon Property Group Series 2014 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014).
10.31
Amended and Restated $2,750,000,000 Credit Agreement dated as of March 2, 2015 (incorporated by reference to Exhibit 10.1 of Simon Property Group, L.P.'s Current Report on Form 8-K filed March 3, 2015).
10.32
Notice of Increase of Maximum Amount Under Global Dealer Agreement dated as of February 27, 2015 (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed March 3, 2015).
10.33	*
Form of Simon Property Group Series 2015 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015 filed on January 13, 2016).
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