Form 10-Q
period 2016-03-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2016-05-05
CIK 1063761, 1022344

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

SIMON PROPERTY GROUP, INC.
SIMON PROPERTY GROUP, L.P.
(Exact name of registrant as specified in its charter)

Delaware (Simon Property Group, Inc.) Delaware (Simon Property Group, L.P.) (State of incorporation or organization)	001-14469 (Simon Property Group, Inc.) 001-36110 (Simon Property Group, L.P.) (Commission File No.)	04-6268599 (Simon Property Group, Inc.) 34-1755769 (Simon Property Group, L.P.) (I.R.S. Employer Identification No.)
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

Simon Property Group, Inc. Yes ☒ No ☐	Simon Property Group, L.P. Yes ☒ No ☐

          Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Simon Property Group, Inc. Yes ☒ No ☐	Simon Property Group, L.P. Yes ☒ No ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Simon Property Group, Inc.:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Simon Property Group, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Simon Property Group, Inc. Yes ☐ No ☒	Simon Property Group, L.P. Yes ☐ No ☒

          As of March 31, 2016, Simon Property Group, Inc. had 309,408,836 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

            This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2016 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to "Simon" mean Simon Property Group, Inc. and references to the "Operating Partnership" mean Simon Property Group, L.P.. References to "we," "us" and "our" mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

            Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon's majority-owned partnership subsidiary, for which Simon is the general partner. As of March 31, 2016, Simon owned an approximate 85.5% ownership interest in the Operating Partnership, with the remaining 14.5% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership's day-to-day management.

            We operate Simon and the Operating Partnership as one business. The management of Simon consists of the same members as the management of the Operating Partnership. As general partner with control of the Operating Partnership, Simon consolidates the Operating Partnership for financial reporting purposes, and Simon has no material assets or liabilities other than its investment in the Operating Partnership. Therefore, the assets and liabilities of Simon and the Operating Partnership are the same on their respective financial statements.

            We believe that combining the quarterly reports on Form 10-Q of Simon and the Operating Partnership into this single report provides the following benefits:

  •
  enhances investors' understanding of Simon and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

  •
  eliminates duplicative disclosure and provides a more streamlined presentation since substantially all of the disclosure in this report applies to both Simon and the Operating Partnership; and

  •
  creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

            We believe it is important for investors to understand the few differences between Simon and the Operating Partnership in the context of how we operate as a consolidated company. The primary difference is that Simon itself does not conduct business, other than acting as the general partner of the Operating Partnership and issuing equity or equity-related instruments from time to time. In addition, Simon itself does not incur any indebtedness, as all debt is incurred by the Operating Partnership or entities/subsidiaries owned or controlled by the Operating Partnership.

            The Operating Partnership holds, directly or indirectly, substantially all of our assets, including our ownership interests in our joint ventures. The Operating Partnership conducts all of our business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity issuances by Simon, which are contributed to the capital of the Operating Partnership in exchange for, in the case of common stock issuances by Simon, common units of partnership interest in the Operating Partnership, or units, or, in the case of preferred stock issuances by Simon, preferred units of partnership interest in the Operating Partnership, or preferred units, the Operating Partnership, directly or indirectly, generates the capital required by our business through its operations, the incurrence of indebtedness, proceeds received from the disposition of certain properties and joint ventures and the issuance of units or preferred units to third parties.

            The presentation of stockholders' equity, partners' equity and noncontrolling interests are the main areas of difference between the consolidated financial statements of Simon and those of the Operating Partnership. The differences between stockholders' equity and partners' equity result from differences in the equity issued at the Simon and Operating Partnership levels. The units held by limited partners in the Operating Partnership are accounted for as partners' equity in the Operating Partnership's financial statements and the units held by limited partners are accounted for as noncontrolling interests in Simon's financial statements. The noncontrolling interests in the Operating Partnership's financial statements include the interests of unaffiliated partners in various consolidated partnerships. The noncontrolling interests in Simon's financial statements include the same noncontrolling interests at the Operating Partnership level and, as previously stated, the units held by limited partners of the Operating Partnership. Although classified differently, total equity of Simon and the Operating Partnership is the same.

            To help investors understand the differences between Simon and the Operating Partnership, this report provides:

  •
  separate consolidated financial statements for Simon and the Operating Partnership;

  •
  a single set of condensed notes to such consolidated financial statements that includes separate discussions of noncontrolling interests and stockholders' equity or partners' equity, accumulated other comprehensive income (loss) and per share and per unit data, as applicable,

  •
  a combined Management's Discussion and Analysis of Financial Condition and Results of Operations section that also includes discrete information related to each entity; and

  •
  Separate Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds sections.

            This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of Simon and the Operating Partnership in order to establish that the requisite certifications have been made and that Simon and the Operating Partnership are each compliant with Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350. The separate discussions of Simon and the Operating Partnership in this report should be read in conjunction with each other to understand our results on a consolidated basis and how management operates our business.

            In order to highlight the differences between Simon and the Operating Partnership, the separate sections in this report for Simon and the Operating Partnership specifically refer to Simon and the Operating Partnership. In the sections that combine disclosure of Simon and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of "we," "us" or "ours." Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures, holds assets and incurs debt, we believe that reference to "we," "us" or "our" in this context is appropriate because the business is one enterprise and we operate the business through the Operating Partnership.

Simon Property Group, Inc.
Simon Property Group, L.P.
Form 10-Q

Simon Property Group, Inc.
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS:
Investment properties at cost	$34,192,700	$33,463,124
Less — accumulated depreciation	10,109,531	9,915,386

	24,083,169	23,547,738
Cash and cash equivalents	805,076	701,134
Tenant receivables and accrued revenue, net	573,255	624,605
Investment in unconsolidated entities, at equity	2,442,442	2,481,574
Investment in Klepierre, at equity	2,026,942	1,943,363
Deferred costs and other assets	1,467,614	1,266,768

Total assets	$31,398,498	$30,565,182

LIABILITIES:
Mortgages and unsecured indebtedness	$22,975,821	$22,416,682
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,167,101	1,323,801
Cash distributions and losses in partnerships and joint ventures, at equity	1,371,741	1,368,544
Other liabilities	365,764	214,249

Total liabilities	25,880,427	25,323,276

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	155,530	25,537
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	43,651	43,733
Common stock, $0.0001 par value, 511,990,000 shares authorized, 314,807,744 and 314,806,914 issued and outstanding, respectively	31	31
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,391,274	9,384,450
Accumulated deficit	(4,288,650)	(4,266,930)
Accumulated other comprehensive loss	(117,717)	(252,686)
Common stock held in treasury at cost, 5,398,908 and 5,394,345 shares, respectively	(438,005)	(437,134)

Total stockholders' equity	4,590,584	4,471,464
Noncontrolling interests	771,957	744,905

Total equity	5,362,541	5,216,369

Total liabilities and equity	$31,398,498	$30,565,182

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
REVENUE:
Minimum rent	$818,536	$753,445
Overage rent	28,916	38,957
Tenant reimbursements	371,613	340,170
Management fees and other revenues	33,400	35,078
Other income	84,250	48,585

Total revenue	1,336,715	1,216,235

EXPENSES:
Property operating	103,060	99,757
Depreciation and amortization	300,614	288,106
Real estate taxes	109,423	106,888
Repairs and maintenance	26,065	29,734
Advertising and promotion	35,038	18,756
Provision for credit losses	3,664	3,847
Home and regional office costs	38,607	35,903
General and administrative	14,864	14,999
Other	20,479	19,074

Total operating expenses	651,814	617,064

OPERATING INCOME	684,901	599,171
Interest expense	(219,190)	(232,173)
Income and other taxes	(15,186)	(6,362)
Income from unconsolidated entities	90,626	64,872
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	22,688	206,927

CONSOLIDATED NET INCOME	563,839	632,435
Net income attributable to noncontrolling interests	82,010	92,467
Preferred dividends	834	834

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$480,995	$539,134

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.55	$1.73

Consolidated Net Income	$563,839	$632,435
Unrealized (loss) gain on derivative hedge agreements	(14,775)	10,099
Net loss reclassified from accumulated other comprehensive loss into earnings	139,339	2,627
Currency translation adjustments	20,933	(124,512)
Changes in available-for-sale securities and other	11,891	5,637

Comprehensive income	721,227	526,286
Comprehensive income attributable to noncontrolling interests	104,427	77,109

Comprehensive income attributable to common stockholders	$616,800	$449,177

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$563,839	$632,435
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	317,799	302,667
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(22,688)	(206,927)
Straight-line rent	(12,276)	(12,827)
Equity in income of unconsolidated entities	(90,626)	(64,872)
Distributions of income from unconsolidated entities	61,170	55,253
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	73,323	69,486
Deferred costs and other assets	(73,316)	(38,656)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(96,767)	(61,762)

Net cash provided by operating activities	720,458	674,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(38,347)	(682,405)
Repayments of loans to related parties	8,207	—
Capital expenditures, net	(189,032)	(229,228)
Cash impact from the consolidation of properties	38,980	—
Net proceeds from sale of assets	27,393	—
Investments in unconsolidated entities	(104,547)	(23,429)
Purchase of marketable and non-marketable securities	(3,799)	(10,741)
Distributions of capital from unconsolidated entities and other	65,888	435,034

Net cash used in investing activities	(195,257)	(510,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(82)	(499)
Purchase of shares related to stock grant recipients' tax withholdings	(870)	—
Distributions to noncontrolling interest holders in properties	(2,773)	(2,535)
Contributions from noncontrolling interest holders in properties	—	196
Preferred distributions of the Operating Partnership	(479)	(479)
Preferred dividends and distributions to stockholders	(496,735)	(436,611)
Distributions to limited partners	(83,074)	(73,538)
Proceeds from issuance of debt, net of transaction costs	3,592,168	1,966,685
Repayments of debt	(3,429,414)	(1,395,797)

Net cash (used in) provided by financing activities	(421,259)	57,422

INCREASE IN CASH AND CASH EQUIVALENTS	103,942	221,450
CASH AND CASH EQUIVALENTS, beginning of period	701,134	612,282

CASH AND CASH EQUIVALENTS, end of period	$805,076	$833,732

The accompanying notes are an integral part of these statements

Simon Property Group, L.P.
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	March 31, 2016	December 31, 2015
ASSETS:
Investment properties at cost	$34,192,700	$33,463,124
Less — accumulated depreciation	10,109,531	9,915,386

	24,083,169	23,547,738
Cash and cash equivalents	805,076	701,134
Tenant receivables and accrued revenue, net	573,255	624,605
Investment in unconsolidated entities, at equity	2,442,442	2,481,574
Investment in Klepierre, at equity	2,026,942	1,943,363
Deferred costs and other assets	1,467,614	1,266,768

Total assets	$31,398,498	$30,565,182

LIABILITIES:
Mortgages and unsecured indebtedness	$22,975,821	$22,416,682
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,167,101	1,323,801
Cash distributions and losses in partnerships and joint ventures, at equity	1,371,741	1,368,544
Other liabilities	365,764	214,249

Total liabilities	25,880,427	25,323,276

Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	155,530	25,537
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	43,651	43,733
General Partner, 309,416,836 and 309,420,569 units outstanding, respectively	4,546,933	4,427,731
Limited Partners, 52,295,919 and 51,814,235 units outstanding, respectively	768,498	741,449

Total partners' equity	5,359,082	5,212,913
Nonredeemable noncontrolling interests in properties, net	3,459	3,456

Total equity	5,362,541	5,216,369

Total liabilities and equity	$31,398,498	$30,565,182

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2016	2015
REVENUE:
Minimum rent	$818,536	$753,445
Overage rent	28,916	38,957
Tenant reimbursements	371,613	340,170
Management fees and other revenues	33,400	35,078
Other income	84,250	48,585

Total revenue	1,336,715	1,216,235

EXPENSES:
Property operating	103,060	99,757
Depreciation and amortization	300,614	288,106
Real estate taxes	109,423	106,888
Repairs and maintenance	26,065	29,734
Advertising and promotion	35,038	18,756
Provision for credit losses	3,664	3,847
Home and regional office costs	38,607	35,903
General and administrative	14,864	14,999
Other	20,479	19,074

Total operating expenses	651,814	617,064

OPERATING INCOME	684,901	599,171
Interest expense	(219,190)	(232,173)
Income and other taxes	(15,186)	(6,362)
Income from unconsolidated entities	90,626	64,872
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	22,688	206,927

CONSOLIDATED NET INCOME	563,839	632,435
Net income attributable to noncontrolling interests	729	690
Preferred unit requirements	1,313	1,313

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$561,797	$630,432

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$480,995	$539,134
Limited Partners	80,802	91,298

Net income attributable to unitholders	$561,797	$630,432

BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.55	$1.73

Consolidated net income	$563,839	$632,435
Unrealized (loss) gain on derivative hedge agreements	(14,775)	10,099
Net loss reclassified from accumulated other comprehensive loss into earnings	139,339	2,627
Currency translation adjustments	20,933	(124,512)
Changes in available-for-sale securities and other	11,891	5,637

Comprehensive income	721,227	526,286
Comprehensive income attributable to noncontrolling interests	729	690

Comprehensive income attributable to unitholders	$720,498	$525,596

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$563,839	$632,435
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	317,799	302,667
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(22,688)	(206,927)
Straight-line rent	(12,276)	(12,827)
Equity in income of unconsolidated entities	(90,626)	(64,872)
Distributions of income from unconsolidated entities	61,170	55,253
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	73,323	69,486
Deferred costs and other assets	(73,316)	(38,656)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(96,767)	(61,762)

Net cash provided by operating activities	720,458	674,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(38,347)	(682,405)
Repayments of loans to related parties	8,207	—
Capital expenditures, net	(189,032)	(229,228)
Cash impact from the consolidation of properties	38,980	—
Net proceeds from sale of assets	27,393	—
Investments in unconsolidated entities	(104,547)	(23,429)
Purchase of marketable and non-marketable securities	(3,799)	(10,741)
Distributions of capital from unconsolidated entities and other	65,888	435,034

Net cash used in investing activities	(195,257)	(510,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	(82)	(499)
Purchase of units related to stock grant recipients' tax withholdings	(870)	—
Distributions to noncontrolling interest holders in properties	(2,773)	(2,535)
Contributions from noncontrolling interest holders in properties	—	196
Partnership distributions	(580,288)	(510,628)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	3,592,168	1,966,685
Mortgage and unsecured indebtedness principal payments	(3,429,414)	(1,395,797)

Net cash (used in) provided by financing activities	(421,259)	57,422

INCREASE IN CASH AND CASH EQUIVALENTS	103,942	221,450
CASH AND CASH EQUIVALENTS, beginning of period	701,134	612,282

CASH AND CASH EQUIVALENTS, end of period	$805,076	$833,732

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

1. Organization

            Simon Property Group, Inc. is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P. is our majority-owned Delaware partnership subsidiary that owns all of our real estate properties and other assets. In these condensed notes to the consolidated financial statements, unless stated otherwise or the context otherwise requires, references to "Simon" mean Simon Property Group, Inc. and references to the "Operating Partnership" mean Simon Property Group, L.P.. References to "we", "us" and "our" mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership. Unless otherwise indicated, these condensed notes to consolidated financial statements apply to both Simon and the Operating Partnership. According to the Operating Partnership's partnership agreement, the Operating Partnership is required to pay all expenses of Simon.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2016, we owned or held an interest in 208 income-producing properties in the United States, which consisted of 107 malls, 70 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. Internationally, as of March 31, 2016, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. We also own an interest in six Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which two properties are consolidated. Of the six properties in Europe, two are located in Italy and one each is located in Austria, Germany, the Netherlands, and the United Kingdom. As of March 31, 2016, we also owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

            These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the separate 2015 Annual Reports on Form 10-K of Simon and the Operating Partnership.

            As of March 31, 2016, we consolidated 136 wholly-owned properties and 15 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 80 properties, or the joint venture properties, as well as our investments in Klépierre and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 57 of the 80 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Italy, Canada, and the United Kingdom comprise 19 of the remaining 23 properties. These international properties are managed by joint ventures in which we share control.

            Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests in the Operating Partnership, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners' respective weighted average ownership

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

interests in the Operating Partnership. Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon's weighted average ownership interest in the Operating Partnership was 85.6% and 85.5% for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, Simon's ownership interest in the Operating Partnership was 85.5% and 85.7%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

            Preferred unit requirements in the Operating Partnership's accompanying consolidated statements of operations and comprehensive income represent distributions on outstanding preferred units and are recorded when declared.

  Reclassifications

            We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2016 presentation. These reclassifications had no impact on previously reported net income attributable to common stockholders or unitholders or earnings per share or per unit.

3. Significant Accounting Policies

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers' acceptances, Eurodollars, repurchase agreements, and money market deposits or securities. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions of high credit quality. However, at certain times, such cash and cash equivalents are in excess of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits.

  Marketable and Non-Marketable Securities

            Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available-for-sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At March 31, 2016 and December 31, 2015, we had marketable securities of $192.3 million and $183.8 million, respectively, generally accounted for as available-for-sale, which are adjusted to their quoted market price with a corresponding adjustment in other comprehensive income (loss). Net unrealized gains as of March 31, 2016 and December 31, 2015 were approximately $24.1 million and $12.6 million, respectively, and represent the valuation adjustments for our marketable securities.

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

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

these securities and changes to the matching liability to employees are both recognized in earnings and, as a result, there is no impact to consolidated net income.

            At March 31, 2016 and December 31, 2015, we had investments of $187.8 million and $181.4 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value. No material adjustment in the carrying value was required for the three months ended March 31, 2016.

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

            The marketable securities we held at March 31, 2016 and December 31, 2015 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts with a gross liability balance of $8.1 million at March 31, 2016 and a gross asset value of $21.4 million and $27.8 million at March 31, 2016 and December 31, 2015, respectively.

            Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs. Notes 5 and 9 include discussions of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

  Noncontrolling Interests

  Simon

            Details of the carrying amount of Simon's noncontrolling interests are as follows:

	As of March 31, 2016	As of December 31, 2015
Limited partners' interests in the Operating Partnership	$768,498	$741,449
Nonredeemable noncontrolling interests in properties, net	3,459	3,456

Total noncontrolling interests reflected in equity	$771,957	$744,905

            Net income attributable to noncontrolling interests (which includes nonredeemable and redeemable noncontrolling interests in consolidated properties, limited partners' interests in the Operating Partnership and preferred distributions payable by the Operating Partnership on its outstanding preferred units) is a component of consolidated net income. In addition, the individual components of other comprehensive income (loss) are presented in the aggregate for both controlling and noncontrolling interests, with the portion attributable to noncontrolling interests deducted from comprehensive income attributable to common stockholders.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended March 31,
	2016	2015
Noncontrolling interests, beginning of period	$744,905	$858,328
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	81,459	91,988
Distributions to noncontrolling interest holders	(83,728)	(74,910)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized (loss) gain on derivative hedge agreements	(2,103)	1,481
Net loss reclassified from accumulated other comprehensive loss into earnings	20,146	381
Currency translation adjustments	2,696	(17,998)
Changes in available-for-sale securities and other	1,680	777

	22,419	(15,359)

Adjustment to limited partners' interest from change in ownership in the Operating Partnership	(5,143)	(5,598)
Units exchanged for common shares	(16)	(7,849)
Long-term incentive performance units	12,061	11,828
Contributions by noncontrolling interests, net, and other	—	183

Noncontrolling interests, end of period	$771,957	$858,611

  The Operating Partnership

            Our evaluation of the appropriateness of classifying the Operating Partnership's common units of partnership interest, or units, held by Simon and the Operating Partnership's limited partners within permanent equity considered several significant factors. First, as a limited partnership, all decisions relating to the Operating Partnership's operations and distributions are made by Simon, acting as the Operating Partnership's sole general partner. The decisions of the general partner are made by Simon's Board of Directors or management. The Operating Partnership has no other governance structure. Secondly, the sole asset of Simon is its interest in the Operating Partnership. As a result, a share of common stock of Simon, or common stock, if owned by the Operating Partnership, is best characterized as being similar to a treasury share and thus not an asset of the Operating Partnership.

            Limited partners of the Operating Partnership have the right under the Operating Partnership's partnership agreement to exchange their units for shares of common stock or cash, as selected by Simon as the sole general partner. Accordingly, we classify units held by limited partners in permanent equity because Simon may elect to issue shares of common stock to limited partners exercising their exchange rights rather than using cash. Under the Operating Partnership's partnership agreement, the Operating Partnership is required to redeem units held by Simon only when Simon has repurchased shares of common stock. We classify units held by Simon in permanent equity because the decision to redeem those units would be made by Simon.

            Net income attributable to noncontrolling interests (which includes nonredeemable and redeemable noncontrolling interests in consolidated properties) is a component of consolidated net income. During the three months ended March 31, 2016 and 2015, no individual components of other comprehensive income (loss) were attributable to noncontrolling nonredeemable interests (deficit) in properties.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended March 31,
	2016	2015
Noncontrolling nonredeemable interests (deficit) in properties, net — beginning of period	$3,456	$(229)
Net income attributable to noncontrolling nonredeemable interests	657	690
Distributions to noncontrolling nonredeemable interestholders	(654)	(1,372)
Purchase and disposition of noncontrolling interests, net, and other	—	183

Noncontrolling nonredeemable interests (deficit) in properties, net — end of period	$3,459	$(728)

  Accumulated Other Comprehensive Income (Loss)

  Simon

            The changes in accumulated other comprehensive income (loss) net of noncontrolling interest by component consisted of the following as of March 31, 2016:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains on marketable securities	Total
Beginning balance	$(248,285)	$(15,161)	$10,760	$(252,686)
Other comprehensive income (loss) before reclassifications	18,237	(12,301)	9,839	15,775
Amounts reclassified from accumulated other comprehensive income (loss)	117,027	2,167	—	119,194

Net current-period other comprehensive income (loss)	135,264	(10,134)	9,839	134,969

Ending balance	$(113,021)	$(25,295)	$20,599	$(117,717)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Currency translation adjustments	$(136,806)	$—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	19,779	—	Net income attributable to noncontrolling interests

	$(117,027)	$—

Accumulated derivative losses, net	$(2,905)	$(2,627)	Interest expense
	372	—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	366	381	Net income attributable to noncontrolling interests

	$(2,167)	$(2,246)

  The Operating Partnership

            The changes in accumulated other comprehensive income (loss) by component consisted of the following as of March 31, 2016:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains on marketable securities	Total
Beginning balance	$(289,866)	$(17,704)	$12,563	$(295,007)
Other comprehensive income (loss) before reclassifications	20,933	(14,403)	11,519	18,049
Amounts reclassified from accumulated other comprehensive income (loss)	136,806	2,533	—	139,339

Net current-period other comprehensive income (loss)	157,739	(11,870)	11,519	157,388

Ending balance	$(132,127)	$(29,574)	$24,082	$(137,619)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Currency translation adjustments	$(136,806)	$—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net

	$(136,806)	$—

Accumulated derivative losses, net	$(2,905)	$(2,627)	Interest expense
	372	—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net

	$(2,533)	$(2,627)

Derivative Financial Instruments

            We record all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have designated a derivative as a hedge and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may use a variety of derivative financial instruments in the normal course of business to selectively manage or hedge a portion of the risks associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there is no significant ineffectiveness from any of our derivative activities. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract. We have no credit-risk-related hedging or derivative activities.

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

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

            We had the following Euro:USD forward contracts at March 31, 2016 and December 31, 2015 (in millions):

		Asset/(Liability Value as of
Notional Value	Maturity Date	March 31, 2016	December 31, 2015
€50.00	August 12, 2016	$10.6	$13.0
€50.00	August 11, 2017	$10.8	$13.0
€50.00	May 15, 2019	$(0.2)	$1.8
€50.00	May 15, 2019	$(2.5)	—
€50.00	May 15, 2020	$(2.6)	—
€50.00	May 14, 2021	$(2.7)	—

            Asset balances in the above table are included in deferred costs and other assets and liability balances are recorded in other liabilities within the consolidated financial statements. We have designated the above as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

            The total gross accumulated loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $29.6 million and $17.7 million as of March 31, 2016 and December 31, 2015, respectively.

New Accounting Pronouncements

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

            In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-02, "Amendments to the Consolidation Analysis." ASU 2015-02 makes changes to both the variable interest model and the voting model. We adopted this standard as required on January 1, 2016. All reporting entities involved with limited partnerships and similar entities were required to re-evaluate whether these entities, including the Operating Partnership, are subject to the variable interest model or the voting model and whether they qualify for consolidation. The adoption of the new standard did not result in any material changes to our consolidated financial statements or disclosures, including the disclosures related to the Operating Partnership.

            In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted this standard as required on January 1, 2016 resulting in a reclassification of $85.5 million from deferred costs and other assets to a reduction of the carrying amount of mortgages and other unsecured indebtedness.

            In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which requires adjustments to provisional amounts used in business combinations during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. It also requires the disclosure of the impact on changes in estimates on earnings, depreciation, amortization and other income effects. We adopted this standard as required on January 1, 2016. The adoption of this standard did not have an impact on our consolidated financial statements.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

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

            In February 2016, the FASB issued ASU 2016-02, "Leases", which is expected to result in lessee's recognizing most leased assets on the balance sheet. Lessor accounting will remain substantially similar to the current accounting, however certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09. ASU 2016-02 will be effective for us retrospectively for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact adopting the new standard will have on our consolidated financial statements.

            In March 2016, the FASB issued ASU 2016-07, "Investments — Equity Method and Joint Ventures", eliminating the requirement for retrospective application of equity method accounting when an investment previously accounted for by another method initially qualifies for the equity method. This standard will be effective for us retrospectively for annual and interim periods beginning after December 15, 2016. We do not expect the adoption of this new standard will have an impact on our consolidated financial statements.

4. Per Share and Per Unit Data

            We determine basic earnings per share and basic earnings per unit based on the weighted average number of shares of common stock or units, as applicable, outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine diluted earnings per share and diluted earnings per unit based on the weighted average number of shares of common stock or units, as applicable, outstanding combined with the incremental weighted average number of shares or units, as applicable, that would have been outstanding assuming all potentially dilutive securities were converted into shares of common stock or units, as applicable, at the earliest date possible. The following tables set forth the computation of basic and diluted earnings per share and basic and diluted earnings per unit.

Simon

	For the Three Months Ended March 31,
	2016	2015
Net Income attributable to Common Stockholders — Basic and Diluted	$480,995	$539,134

Weighted Average Shares Outstanding — Basic and Diluted	309,416,266	311,101,297

            For the three months ended March 31, 2016, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three months ended March 31, 2016 and 2015. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or limited partner units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

	For the Three Months Ended March 31,
	2016	2015
Net Income attributable to Unitholders — Basic and Diluted	$561,797	$630,432

Weighted Average Units Outstanding — Basic and Diluted	361,394,591	363,784,004

            For the three months ended March 31, 2016, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three months ended March 31, 2016 and 2015. We accrue distributions when they are declared.

5. Investment in Unconsolidated Entities

  Real Estate Joint Ventures and Investments

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties. As discussed in Note 2, we held joint venture interests in 80 properties as of March 31, 2016.

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

            We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of March 31, 2016 and December 31, 2015, we had construction loans and other advances to related parties totaling $22.4 million and $13.9 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

  Unconsolidated Property Transactions

            On July 22, 2015, we closed on our previously announced transaction with Hudson's Bay Company, or HBC, to which HBC contributed 42 properties in the U.S. and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling interest in the newly formed entity, HBS. As of March 31, 2016, we have funded $5.7 million of this commitment. On September 30, 2015, HBC announced it had closed on the acquisition of Galeria Holding, the parent company of Germany's leading department store, Kaufhof. In conjunction with the closing, HBS acquired 41 Kaufhof properties in Germany from HBC. All of these properties have been leased to affiliates of HBC. We contributed an additional $178.5 million to HBS upon closing of the Galeria Holding transaction. Our noncontrolling equity interest in HBS is approximately 9.2% at March 31, 2016. Our share of net income, net of amortization of our excess investment, was $1.1 million for the three months ended March 31, 2016. Total assets and total liabilities of HBS as of March 31, 2016 were $4.3 billion and $2.9 billion, respectively, and total revenues, operating income and consolidated net income were approximately $89.0 million, $37.3 million, and $12.2 million, respectively, for the three months ended March 31, 2016.

            On April 13, 2015, we announced a joint venture with Sears Holdings, or Sears, whereby Sears contributed 10 of its properties located at our malls to the joint venture in exchange for a 50% noncontrolling interest in the joint venture. We contributed $114.0 million in cash in exchange for a 50% noncontrolling interest in the joint venture. Sears or its affiliates are leasing back each of the 10 properties from the joint venture. The joint venture has the right to recapture not less than 50% of the space leased to Sears to be used for purposes of redeveloping and releasing the recaptured space. We will provide development, leasing and management services to the joint venture for any recaptured space. On July 7, 2015, we

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

separately invested approximately $33.0 million in exchange for 1,125,760 common shares of Seritage Growth Properties, or Seritage, a public REIT formed by Sears, which we account for as an available-for-sale security. Seritage now holds Sears' interest in the joint venture.

  European Investments

            At March 31, 2016, we owned 63,924,148 shares, or approximately 20.3%, of Klépierre, which had a quoted market price of $47.72 per share. On July 29, 2014, Klépierre announced that it had entered into a conditional agreement to acquire Corio N.V., or Corio, pursuant to which Corio shareholders received 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015, the tender offer transaction closed and the merger was completed on March 31, 2015, reducing our ownership from 28.9% at December 31, 2014 to 18.3% resulting in a non-cash gain of $206.9 million for the first quarter of 2015 as if we had sold a proportionate share of our investment. On May 11, 2015, we purchased 6,290,000 additional shares of Klépierre for $279.4 million bringing our ownership to 20.3%. All of the excess investment related to this additional purchase has been determined to relate to investment property. Our share of net income, net of amortization of our excess investment, was $13.0 million and $6.1 million for the three months ended March 31, 2016 and 2015, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $342.7 million, $98.8 million and $44.2 million, respectively, for the three months ended March 31, 2016 and $332.5 million, $141.6 million and $72.0 million, respectively, for the three months ended March 31, 2015.

            We have an interest in a European entity that had interests in six Designer Outlet properties as of December 31, 2015. In addition, we have a noncontrolling interest in a European property management and development company. As of March 31, 2016, our legal percentage ownership interests in these entities ranged from 45% to 90%. We obtained control of the entity requiring a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $12.1 million in earnings during the first quarter of 2016, which includes amounts reclassified from accumulated other comprehensive income (loss) related to the currency translation adjustment previously recorded on our investment. The gain is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. As a result of the change in control, we now consolidate two of the six outlet properties. The consolidation required us to recognize the entity's identifiable assets and liabilities at fair value in our consolidated financial statements along with the related redeemable noncontrolling interest representing our partners' share. The fair value of the consolidated assets and liabilities relates primarily to investment property, investments in unconsolidated entities and assumed mortgage debt. Due to certain redemption rights held by our venture partner, the noncontrolling interest is presented on the accompanying Simon consolidated balance sheet outside of equity in limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and in the accompanying Operating Partnership consolidated balance sheet in preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties. In February 2016 we and our partner, through this European entity, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million.

            We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we have a direct minority ownership in three of those outlets. Our investment in these entities is accounted for under the cost method. At both March 31, 2016 and December 31, 2015, the carrying value of these non-marketable investments was $115.4 million and is included in deferred costs and other assets.

            On March 19, 2015, we disposed of our interest in a joint venture which had held interests in rights to pre-development projects in Europe, for total proceeds of $19.0 million. We recognized a gain on the sale of $8.3 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.

  Asian Joint Ventures

            We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

venture was $240.0 million and $224.6 million as of March 31, 2016 and December 31, 2015, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $119.8 million and $117.0 million as of March 31, 2016 and December 31, 2015, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our equity method investments and share of income from such investments, excluding Klépierre and HBS, follows.

BALANCE SHEETS

	March 31, 2016	December 31, 2015
Assets:
Investment properties, at cost	$16,642,365	$17,186,884
Less — accumulated depreciation	5,819,381	5,780,261

	10,822,984	11,406,623
Cash and cash equivalents	759,262	818,805
Tenant receivables and accrued revenue, net	319,204	354,133
Investment in unconsolidated entities, at equity	—	—
Deferred costs and other assets	332,540	482,024

Total assets	$12,233,990	$13,061,585

Liabilities and Partners' Deficit:
Mortgages	$13,526,185	$13,827,215
Accounts payable, accrued expenses, intangibles, and deferred revenue	736,613	985,159
Other liabilities	464,432	468,005

Total liabilities	14,727,230	15,280,379
Preferred units	67,450	67,450
Partners' deficit	(2,560,690)	(2,286,244)

Total liabilities and partners' deficit	$12,233,990	$13,061,585

Our Share of:
Partners' deficit	$(1,136,585)	$(854,562)
Add: Excess Investment	2,026,390	1,788,749

Our net Investment in unconsolidated entities, at equity	$889,805	$934,187

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

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

STATEMENT OF OPERATIONS

	For the Three Months Ended March 31,
	2016	2015
Revenue:
Minimum rent	$438,847	$433,781
Overage rent	49,624	51,180
Tenant reimbursements	210,941	194,487
Other income	58,680	53,995

Total revenue	758,092	733,443
Operating Expenses:
Property operating	131,081	130,804
Depreciation and amortization	131,480	141,659
Real estate taxes	61,509	58,574
Repairs and maintenance	19,754	20,361
Advertising and promotion	22,529	16,702
Provision for credit losses	2,690	1,853
Other	45,053	44,428

Total operating expenses	414,096	414,381

Operating Income	343,996	319,062
Interest expense	(143,758)	(147,020)
Gain on sale or disposal of assets and interests in unconsolidated entities, net	54,473	—

Net Income	$254,711	$172,042

Third-Party Investors' Share of Net Income	$118,809	$89,114

Our Share of Net Income	135,902	82,928
Amortization of Excess Investment	(23,213)	(24,154)
Our Share of Gain on Sale or Disposal of Assets and Interests
Included in Other Income in the Consolidated Financial Statements	(36,153)	—

Income from Unconsolidated Entities	$76,536	$58,774

            Our share of income from unconsolidated entities in the above table, aggregated with our share of the results of Klépierre and HBS, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income. Unless otherwise noted, our share of the gain on sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

6. Debt

  Unsecured Debt

            At March 31, 2016, our unsecured debt consisted of $14.8 billion of senior unsecured notes of the Operating Partnership, net of discounts, $634.7 million outstanding under the Operating Partnership's $4.0 billion unsecured revolving

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

credit facility, or Credit Facility, $50.0 million outstanding under the Operating Partnership's $2.75 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities, and $975.4 million outstanding under the Operating Partnership's global unsecured commercial paper note program, or the Commercial Paper program. The March 31, 2016 balance on the Credit Facility included $246.5 million (U.S. dollar equivalent) of Euro-denominated borrowings and $198.1 million (U.S. dollar equivalent) of Yen-denominated borrowings. At March 31, 2016, the outstanding amount under the Commercial Paper program was $975.4 million, of which $195.0 million was related to U.S. dollar equivalent of Euro-denominated notes. Foreign currency denominated borrowings under both the Credit Facility and Commercial Paper program are designated as net investment hedges of a portion of our international investments.

            On March 31, 2016, we had an aggregate available borrowing capacity of $5.1 billion under the Credit Facility and Supplemental Facility. The maximum aggregate outstanding balance under the Credit Facilities during the three months ended March 31, 2016 was $1.2 billion and the weighted average outstanding balance was $568.8 million. Letters of credit of $6.8 million were outstanding under the Credit Facilities as of March 31, 2016.

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

            On April 6, 2016, the Operating Partnership amended the Supplemental Facility to, among other matters, (i) exercise its $750.0 million accordion feature such that the Supplemental Facility's borrowing capacity has been increased from $2.75 billion to $3.50 billion and (ii) permit us to further increase the Supplemental Facility's borrowing capacity to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points. The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

            The maximum aggregate program size of the Commercial Paper program is $1.0 billion, or the non U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facility and the Supplemental Facility and if necessary or appropriate, we may make one or more draws under either the Credit Facility or the Supplemental Facility to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2016, we had $975.4 million outstanding under the Commercial Paper program, comprised of $780.4 million outstanding in U.S. dollar denominated notes and $195.0 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.53% and 0.02%, respectively. The borrowings mature on various dates from June 10, 2016 to June 24, 2016 and reduce amounts otherwise available under the Credit Facilities.

            On January 13, 2016, the Operating Partnership issued $550.0 million of senior unsecured notes at a fixed interest rate of 2.50% with a maturity date of July 15, 2021 and $800.0 million of senior unsecured notes at a fixed interest rate of 3.30% with a maturity date of January 15, 2026. Proceeds from the unsecured notes offering were used to pay down the Credit Facility, unencumber three properties and redeem senior unsecured notes at par in February 2016.

            During the three months ended March 31, 2016, the Operating Partnership redeemed at par $163.3 million of senior unsecured notes with a fixed interest rate of 6.10%.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

  Mortgage Debt

            Total mortgage indebtedness was $6.6 billion at March 31, 2016 and December 31, 2015.

            During the three months ended March 31, 2016, we repaid $373.1 million in mortgage loans, with a weighted average interest rate of 8.00%, unencumbering three properties.

            On January 1, 2016, as discussed in Note 5, we consolidated the European entity that held our interests in six Designer Outlet properties, as we obtained control of the entity. This resulted in the consolidation of two of the six operating properties — Parndorf Designer Outlet and Roermond Designer Outlet, subject to existing fixed rate mortgage loans of $104.3 million and $204.0 million, respectively, (both amounts U.S. dollar equivalent). The loans mature on May 20, 2022 and December 1, 2021 and bear interest at 1.95% and 1.86%, respectively.

  Covenants

            Our unsecured debt agreements contain financial and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2016, we were in compliance with all covenants of our unsecured debt.

            At March 31, 2016, we are the borrowers under 45 non-recourse mortgage notes secured by mortgages on 48 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2016, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

  Fair Value of Debt

            The carrying values of our variable-rate mortgages and other loans approximate their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness including commercial paper was $21.8 billion and $20.4 billion as of March 31, 2016 and December 31, 2015, respectively. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
Fair value of fixed-rate mortgages and unsecured indebtedness	$23,283	$21,331
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.21%	3.46%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness
	3.21%	3.59%

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

7. Equity

            During the three months ended March 31, 2016, Simon issued 1,095 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. This transaction increased Simon's ownership interest in the Operating Partnership.

            On April 2, 2015, Simon's Board of Directors authorized Simon to repurchase up to $2.0 billion of common stock over a twenty-four month period as market conditions warrant. Simon may repurchase the shares in the open market or in privately negotiated transactions. During the first quarter of 2016, no purchases were made as part of this program. As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

  Temporary Equity

  Simon

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

            Limited Partners' Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.    The redemption features of the preferred units of the Operating Partnership contain provisions which could require us to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity. The remaining interests in a property or portfolio of properties that are redeemable at the option of the holder or in circumstances that may be outside our control are accounted for as temporary equity within limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheets. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit. There are no noncontrolling interests redeemable at amounts in excess of fair value. The preferred units of the Operating Partnership and the amount of the noncontrolling redeemable interests in properties are summarized as follows:

	As of March 31, 2016	As of December 31, 2015
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	129,993	—

Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$155,530	$25,537

  The Operating Partnership

            We classify as temporary equity those securities for which there is the possibility that we could be required to redeem the security for cash, irrespective of the probability of such a possibility. As a result, we classify one series of

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

preferred units and noncontrolling redeemable interests in properties in temporary equity. The carrying values for those securities classified in temporary equity are summarized as follows:

	As of March 31, 2016	As of December 31, 2015
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	129,993	—

Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$155,530	$25,537

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

            LTIP Programs.    Every year since 2010, the Compensation Committee of Simon's Board of Directors, or the Compensation Committee, has approved long-term, performance based incentive compensation programs, or the LTIP programs, for certain senior executive officers. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which, applicable total shareholder return, or TSR, performance measures are achieved during the performance period. Once earned, LTIP units are subject to a two-year vesting period. One-half of the earned LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates and certain other conditions as described in those agreements. Awarded LTIP units not earned are forfeited. Earned and fully vested LTIP units are the equivalent of units. During the performance period, participants are entitled to receive distributions on the LTIP units awarded to them equal to 10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP units as participating securities under the two-class method of computing earnings per share and earnings per unit.

            The Compensation Committee approved LTIP unit grants as shown in the table below. Grant date fair values of the LTIP units are estimated using a Monte Carlo model, and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized into

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

expense over the period from the grant date to the date at which the awards, if any, would become vested. The extent to which LTIP units were earned, and the aggregate grant date fair values adjusted for estimated forfeitures, are as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value
2010 LTIP program
1-year 2010 LTIP program	133,673	1-year program — $7.2 million
2-year 2010 LTIP program	337,006	2-year program — $14.8 million
3-year 2010 LTIP program	489,654	3-year program — $23.0 million
2011-2013 LTIP program	469,848	$35.0 million
2012-2014 LTIP program	401,203	$35.0 million
2013-2015 LTIP program	482,779	$29.5 million
2014-2016 LTIP program	To be determined in 2017	$30.0 million
2015-2017 LTIP program	To be determined in 2018	$29.9 million
2016-2018 LTIP program	To be determined in 2019	$28.8 million

            We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $6.4 million and $6.2 million for the three months ended March 31, 2016 and 2015, respectively.

            Restricted Stock.    We recorded compensation expense, net of capitalization, related to restricted stock of approximately $2.4 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively.

            Other Compensation Arrangements.    On July 6, 2011, in connection with the execution of an eight year employment agreement, the Compensation Committee granted David Simon, our Chairman and Chief Executive Officer, a retention award in the form of 1,000,000 LTIP units, or the Award, for his continued service as our Chairman and Chief Executive Officer through July 5, 2019. Effective December 31, 2013, the Award was modified, or the Current Award, and as a result the LTIP units will now become earned and eligible to vest based on the attainment of company-based performance goals, in addition to the service-based vesting requirement included in the original Award. If the relevant performance criteria are not achieved, all or a portion of the Current Award will be forfeited. The performance criteria of the Current Award are based on the attainment of certain specified funds from operations per share as defined by and as set forth in the Current Award. If the performance criteria have been met, a maximum of 360,000 LTIP units, or the A units, 360,000 LTIP units, or the B units, and 280,000 LTIP units, or the C units, may become earned on December 31, 2015, December 31, 2016 and December 31, 2017, respectively. Based on the Company's performance in 2015, 360,000 A units were earned. The earned A units will vest on January 1, 2018, earned B units, if any, will vest on January 1, 2019 and earned C units, if any, will vest on June 30, 2019, subject to Mr. Simon's continued employment through such applicable date. The grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight-year term of his employment agreement on a straight-line basis through the applicable vesting periods of the A units, B units and C units.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

  Changes in Equity

  Simon

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2016	$43,733	$31	$(252,686)	$9,384,450	$(4,266,930)	$(437,134)	$744,905	$5,216,369
Exchange of limited partner units for common shares				16			(16)	—
LTIP units							12,061	12,061
Purchase and disposition of noncontrolling interests, net and other	(82)			1,665	(6,814)	(871)		(6,102)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				5,143			(5,143)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(496,735)		(83,074)	(579,809)
Distributions to other noncontrolling interest partners							(654)	(654)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and $72 attributable to noncontrolling redeemable interests in properties			134,969		481,829		103,878	720,676

March 31, 2016	$43,651	$31	$(117,717)	$9,391,274	$(4,288,650)	$(438,005)	$771,957	$5,362,541

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

  The Operating Partnership

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred Units	Simon (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
January 1, 2016	$43,733	$4,427,731	$741,449	$3,456	$5,216,369
Limited partner units exchanged to units		16	(16)		—
LTIP Units			12,061		12,061
Purchase and disposition of noncontrolling interests, net and other	(82)	(6,020)			(6,102)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		5,143	(5,143)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(495,901)	(83,074)	(654)	(580,463)
Comprehensive income, excluding $479 attributable to preferred distributions on temporary equity preferred units and $72 attributable to noncontrolling redeemable interests in properties	834	615,964	103,221	657	720,676

March 31, 2016	$43,651	$4,546,933	$768,498	$3,459	$5,362,541

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

            In May 2010, Opry Mills sustained significant flood damage. Insurance proceeds of $50 million have been funded by the primary insurer and remediation and restoration work has been completed. The property re-opened on March 29, 2012. The excess insurance carriers (those providing coverage above $50 million) denied our claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. In the first quarter of 2015, summary judgment was granted in our favor, concluding that up to $150 million of additional coverage is available under our excess insurance policy for this claim. In July and August 2015, trial on the damages portion of our claim was completed and the jury entered a verdict for damages in the amount of $204.1 million (inclusive of the $50.0 million previously paid by the primary carrier). In April 2016, the court entered final judgment in the amount of the jury verdict and it will bear interest from the date of the jury's verdict. We will continue our efforts through the conclusion of the pending litigation to recover our losses, including consequential damages, under the excess insurance policies for Opry Mills and we believe recovery is probable, but no assurances can be made that our efforts to recover these funds will be successful.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2016 and December 31, 2015, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $308.8 million and $353.7 million, respectively (of which we have a right of recovery from our joint venture partners of $76.5 million and $112.8 million, respectively). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

9. Real Estate Acquisitions and Dispositions

            As discussed in Note 5, on January 1, 2016 we obtained control of the European entity that held our interest in six Designer Outlet properties, requiring a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $12.1 million and which also resulted in the consolidation of two of the six properties, which had been previously unconsolidated. In February 2016, we and our partner, through this European entity, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million.

            During January of 2016, we disposed of our interests in two residential investments and a consolidated retail property. Our share of the gross proceeds from these transactions was $72.4 million. The gain on the consolidated retail property was $10.6 million. The aggregate gain of $36.9 million from the sale of the two residential investments is included in other income and resulted in an additional $7.2 million in taxes included in income and other taxes.

            On April 14, 2016, we and our joint venture partner, Invesco Real Estate, acquired The Shops at Crystals, a 324,000 square foot luxury retail property located at the entryway of CityCenter in Las Vegas, Nevada, for an acquisition price of approximately $1.1 billion. We have a 50% noncontrolling interest in this venture.

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

            Unless otherwise noted, gains and losses on the above transactions are included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense acquisition, potential acquisition and disposition related costs as they are incurred. We incurred $4.4 million in transaction costs during the first three months of 2015 in connection with the acquisitions of Jersey Gardens and University Park Village, which are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. Other than these transaction costs, we incurred a minimal amount of transaction expenses during the three months ended March 31, 2016 and 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

Overview

            Simon Property Group, Inc. is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P. is our majority-owned Delaware partnership subsidiary that owns all of our real estate properties and other assets. In this discussion, unless stated otherwise or the context otherwise requires, references to "Simon" mean Simon Property Group, Inc. and references to the "Operating Partnership" mean Simon Property Group, L.P.. References to "we", "us" and "our" mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership. According to the Operating Partnership's partnership agreement, the Operating Partnership is required to pay all expenses of Simon.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2016, we owned or held an interest in 208 income-producing properties in the United States, which consisted of 107 malls, 70 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at over 30 properties in the United States and we have two outlets and two other significant retail projects under development. Internationally, as of March 31, 2016, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. We also own an interest in six Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which two properties are consolidated. Of the six properties in Europe, two are located in Italy and one each is located in Austria, Germany, the Netherlands, and the United Kingdom. We also have three international outlet properties under development. As of March 31, 2016, we also owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

            We consider FFO, net operating income, or NOI, portfolio NOI and comparable property NOI (NOI for properties owned and operated in both periods under comparison) to be key measures of operating performance that are not specifically defined by accounting principles generally accepted in the United States, or GAAP. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Reconciliations of these measures to the most comparable GAAP measure are included below in this discussion.

  Results Overview

            Diluted earnings per share and diluted earnings per unit decreased $0.18 during the first three months of 2016 to $1.55 from $1.73 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

  •
  a 2015 non-cash gain on Klépierre's acquisition of Corio N.V., or Corio, of $206.9 million, or $0.57 per diluted share/unit, partially offset by

  •
  improved operating performance and core business fundamentals in 2016 and the impact of our acquisition and expansion activity,

  •
  a 2016 gain on acquisitions and disposals of $22.7 million, or $0.06 per diluted share/unit, related to a non-cash gain on the consolidation of additional properties of $12.1 million, or $0.03 per diluted share/unit, and a gain on the sale of our interest in a property of $10.6 million, or $0.03 per diluted share/unit,

  •
  a 2016 gain related to the disposition of our interest in two multi-family residential investments of $29.7 million, net of taxes, or $0.08 per diluted share/unit, and

  •
  decreased interest expense in 2016 of $13.0 million, or $0.04 per diluted share/unit.

            Core business fundamentals during the first three months of 2016 improved compared to the first three months of 2015, primarily driven by strong leasing activity. Portfolio NOI grew by 7.8% for the three month period in 2016 over the prior year period. Comparable property NOI grew 5.1% for our portfolio of U.S. Malls, Premium Outlets, Lifestyle Centers and The Mills. Total sales per square foot, or psf, decreased 1.3% from $621 psf at March 31, 2015 to $613 psf at March 31, 2016, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 4.4% to $49.70 psf as of March 31, 2016, from $47.59 psf as of March 31, 2015. Releasing spreads remained positive in our U.S. Malls and Premium Outlets, as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $10.24 psf ($68.84 openings compared to $58.60 closings) as of March 31, 2016, representing a 17.5% increase over expiring payments. Ending occupancy for our U.S. Malls and Premium Outlets was 95.6% as of March 31, 2016, as compared to 95.8% as of March 31, 2015, a decrease of 20 basis points.

            Our effective overall borrowing rate at March 31, 2016 on our consolidated indebtedness decreased 55 basis points to 3.76% as compared to 4.31% at March 31, 2015. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 72 basis points (3.89% at March 31, 2016 as compared to 4.61% at March 31, 2015) offset by an increase in the effective overall borrowing rate on variable rate debt of 32 basis points (1.60% at March 31, 2016 as compared to 1.28% at March 31, 2015). At March 31, 2016, the weighted average years to maturity of our consolidated indebtedness was 6.1 years as compared to 5.9 years at December 31, 2015. Our financing activities for the three months ended March 31, 2016 included:

  •
  Decreasing our USD denominated borrowings by $625.0 million on the Operating Partnership's $4.0 billion unsecured revolving credit facility, or Credit Facility.

  •
  Increasing our USD denominated borrowings by $50.0 million on the Operating Partnership's $2.75 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities.

  •
  Increasing our borrowings under the Operating Partnership's global unsecured commercial paper note program, or the Commercial Paper program, by $89.8 million through the issuance of U.S. dollar denominated notes.

  •
  Issuing, on January 13, 2016, $550.0 million of senior unsecured notes at a fixed annual interest rate of 2.50% with a maturity date of July 15, 2021 and $800.0 million of senior unsecured notes at a fixed annual interest rate of 3.30% with a maturity date of January 15, 2026.

  •
  Redeeming at par $163.3 million of senior unsecured notes with a fixed interest rate of 6.10%.

  •
  Unencumbering three properties by repaying $373.1 million in mortgage loans.

  •
  Repaying our $240.0 million unsecured term loan.

  United States Portfolio Data

            The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy, average base minimum rent per square foot, and total sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove disposed properties in the year of disposition. For comparative purposes, we separate the information related to The Mills from our other U.S. operations. We also do not include any information for properties located outside the United States.

            The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	March 31, 2016	March 31, 2015	%/Basis Points Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.9%	96.1%	–20 bps
Unconsolidated	94.6%	94.9%	–30 bps
Total Portfolio	95.6%	95.8%	–20 bps
Average Base Minimum Rent per Square Foot
Consolidated	$48.16	$45.87	5.0%
Unconsolidated	$54.34	$52.64	3.2%
Total Portfolio	$49.70	$47.59	4.4%
Total Sales per Square Foot
Consolidated	$600	$607	–1.2%
Unconsolidated	$655	$670	–2.2%
Total Portfolio	$613	$621	–1.3%
The Mills:
Ending Occupancy	98.4%	98.0%	+40 bps
Average Base Minimum Rent per Square Foot	$27.76	$26.18	6.0%
Total Sales per Square Foot	$566	$570	–0.7%

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

  Current Leasing Activities

            During the three months ended March 31, 2016, we signed 174 new leases and 551 renewal leases (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing and relocation) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 2.5 million square feet, of which 1.9 million square feet related to consolidated properties. During the comparable period in 2015, we signed 192 new leases and 308 renewal leases with a fixed minimum rent, comprising approximately 1.6 million square feet, of which 1.1 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $52.74 per square foot in 2016 and $57.66 per square foot in 2015 with an average tenant allowance on new leases of $40.22 per square foot and $50.97 per square foot, respectively.

  Japan Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31, 2016	March 31, 2015	%/Basis Points Change
Ending Occupancy	99.8%	99.2%	+60 bps
Total Sales per Square Foot	¥101,885	¥96,311	5.79%
Average Base Minimum Rent per Square Foot	¥4,978	¥4,938	0.81%

Results of Operations

            In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  During the first quarter of 2016, we consolidated two Designer Outlet properties in Europe that had previously been accounted for under the equity method.

  •
  During the first quarter of 2016, we disposed of one retail property.

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

            In addition to the activities discussed above and in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  On February 1, 2016, we and our partner acquired a 75.0% noncontrolling interest in an outlet center in Ochtrup, Germany.

  •
  During the third quarter of 2015, we closed on our previously announced transaction with Hudson's Bay Company, or HBC, whereby we currently have an 9.2% noncontrolling interest in a newly formed entity, HBS Global Properties, or HBS. HBC contributed 42 of its properties in the U.S. to HBS. Later in the third quarter of 2015, HBS acquired an additional 41 properties in Germany concurrently with HBC's acquisition of Galeria Holding, the parent company of Germany's leading department store, Kaufhof, as further discussed in Note 5 of the condensed notes to our consolidated financial statements. All of the HBS properties have been leased to affiliates of HBC.

  •
  On August 13, 2015, we and our partner opened Gloucester Premium Outlets, a 370,000 square foot outlet center. We have a 50% noncontrolling interest in this new center.

  •
  On July 9, 2015, we and our partner opened Vancouver Designer Outlet, a 242,000 square foot outlet center. We have a 45% noncontrolling interest in this new center.

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

            For the purposes of the following comparison between the three months ended March 31, 2016 and 2015, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both of the periods under comparison.

  Three months ended March 31, 2016 vs. Three months ended March 31, 2015

            Minimum rents increased $65.1 million during 2016, of which the property transactions accounted for $13.7 million of the increase. Comparable rents increased $51.4 million, or 6.9%, primarily attributable to an increase in base minimum rents as well as incremental revenue from our expansion activity. Overage rent decreased $10.0 million as a result of decreased tenant sales and an increase in the overage breakpoints as compared to 2015.

            Tenant reimbursements increased $31.4 million, due to a $4.9 million increase attributable to the property transactions and a $26.5 million, or 7.9%, increase in the comparable properties. The majority of the increase in the comparable properties resulted from additional marketing recoveries which entirely offset the $16.3 million increase in advertising and promotion expense. The remainder of the increase was primarily due to annual fixed contractual increases related to common area maintenance and real estate tax recoveries.

            Total other income increased $35.7 million, primarily as a result of a $36.9 million pre-tax gain on the sale of our investments in two multi-family residential investments, partially offset by a $3.5 million decrease in interest and dividend income.

            Depreciation and amortization expense increased $12.5 million primarily due to the additional depreciable assets related to the property transactions and our continued redevelopment and expansion activities.

            Interest expense decreased $13.0 million primarily due to the net impact of our financing activities during 2016 and 2015 and the reduction in our effective overall borrowing rate as previously discussed.

            Income and other taxes increased $8.8 million as a result of taxes due on the sale of one of the multi-family residential investments.

            Income from unconsolidated entities increased $25.8 million primarily due to favorable results of operations and financing activity of joint venture properties as well as our acquisition and development activity.

            During 2016, we recorded a gain on the sale of a consolidated property of $10.6 million and recorded a non-cash remeasurement gain of $12.1 million related to the change in control of our interest in the European outlet properties as further discussed in Note 3 of the accompanying condensed notes to consolidated financial statements. During 2015, we recorded a $206.9 million non-cash gain on Klépierre's acquisition of Corio, as discussed in Note 3.

            Simon's net income attributable to noncontrolling interests decreased $10.5 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

            Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised only 5.7% of our total consolidated debt at March 31, 2016. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $786.3 million during the three months ended March 31, 2016. In addition, the Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

            Our balance of cash and cash equivalents increased $103.9 million during the first three months of 2016 to $805.1 million as of March 31, 2016 as further discussed in "Cash Flows" below.

            On March 31, 2016, we had an aggregate available borrowing capacity of $5.1 billion under the Credit Facilities, net of outstanding borrowings of $684.7 million and amounts outstanding under the Commercial Paper program of $975.4 million and letters of credit of $6.8 million. For the three months ended March 31, 2016, the maximum aggregate amount outstanding under the Credit Facilities was $1.2 billion and the weighted average amount outstanding was $568.8 million. The weighted average interest rate was 0.94% for the three months ended March 31, 2016. Further, on April 6, 2016, the Operating Partnership amended the Supplemental Facility to, among other matters, (i) exercise its $750.0 million accordion feature such that the Supplemental Facility's borrowing capacity has been increased from $2.75 billion to $3.50 billion and (ii) permit us to further increase the Supplemental Facility's borrowing capacity to $4.25 billion during its term.

            Simon has historically had access to public equity markets and the Operating Partnership has historically had access to private and public long and short-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

            Our business model and Simon's status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facilities and the Commercial Paper program to address our debt maturities and capital needs through 2016.

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2016 totaled $786.3 million. In addition, we had net proceeds from our debt financing and repayment activities of $162.8 million in 2016. These activities are further discussed below under "Financing and Debt." During the first three months of 2016, we also:

  •
  funded the acquisition of our portion of a joint venture interest, the aggregate cash portion of which was $38.3 million,

  •
  paid stockholder dividends and unitholder distributions totaling $580.3 million and preferred unit distributions totaling $1.3 million,

  •
  funded consolidated capital expenditures of $189.0 million (including development and other costs of $34.7 million, redevelopment and expansion costs of $112.8 million, and tenant costs and other operational capital expenditures of $41.5 million), and

  •
  funded investments in unconsolidated entities of $104.5 million.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and dividends to stockholders and/or distributions to partners necessary to maintain Simon's REIT qualification on a long-term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building redevelopments and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operating performance and working capital reserves,

  •
  borrowings on the Credit Facilities and Commercial Paper program,

  •
  additional secured or unsecured debt financing, or

  •
  additional equity raised in the public or private markets.

            We expect to generate positive cash flow from operations in 2016, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from the Credit Facilities, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt

  Unsecured Debt

            At March 31, 2016, our unsecured debt consisted of $14.8 billion of senior unsecured notes of the Operating Partnership, net of discounts, $634.7 million outstanding under the $4.0 billion Credit Facility, $50.0 million outstanding under the Supplemental Facility, and $975.4 million outstanding under the Commercial Paper program. The March 31, 2016 balance on the Credit Facility included $246.5 million (U.S. dollar equivalent) of Euro-denominated borrowings and $198.1 million (U.S. dollar equivalent) of Yen-denominated borrowings. At March 31, 2016, the outstanding amount under the Commercial Paper program was $975.4 million, of which $195.0 million was related to U.S. dollar equivalent of Euro-denominated notes. Foreign currency denominated borrowings under both the Credit Facility and the Commercial Paper program are designated as net investment hedges of a portion of our international investments.

            On March 31, 2016, we had an aggregate available borrowing capacity of $5.1 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the three months ended March 31, 2016 was $1.2 billion and the weighted average outstanding balance was $568.8 million. Letters of credit of $6.8 million were outstanding under the Credit Facilities as of March 31, 2016.

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

            On April 6, 2016, the Operating Partnership amended the Supplemental Facility to, among other matters, (i) exercise its $750.0 million accordion feature such that the Supplemental Facility's borrowing capacity has been increased from $2.75 billion to $3.50 billion and (ii) permit us to further increase the Supplemental Facility's borrowing capacity to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points. The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

            The maximum aggregate program size of the Commercial Paper program is $1.0 billion, or the non U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either the Credit Facility or the Supplemental Facility to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2016, we had $975.4 million outstanding under the Commercial Paper program, comprised of $780.4 million outstanding in U.S. dollar denominated notes and $195.0 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.53% and 0.02%, respectively. The borrowings mature on various dates from June 10, 2016 to June 24, 2016 and reduce amounts otherwise available under the Credit Facilities.

            On January 13, 2016, the Operating Partnership issued $550.0 million of senior unsecured notes at a fixed interest rate of 2.50% with a maturity date of July 15, 2021 and $800.0 million of senior unsecured notes at a fixed interest rate of 3.30% with a maturity date of January 15, 2026. Proceeds from the unsecured notes offering were used to pay down the Credit Facility, unencumber three properties and redeem senior unsecured notes at par in February 2016.

            During the three months ended March 31, 2016, the Operating Partnership redeemed at par $163.3 million of senior unsecured notes with a fixed interest rate of 6.10%.

  Mortgage Debt

            Total mortgage indebtedness was $6.6 billion at March 31, 2016 and December 31, 2015.

            During the three months ended March 31, 2016, we repaid $373.1 million in mortgage loans, with a weighted average interest rate of 8.00%, unencumbering three properties.

            On January 1, 2016, as discussed in Note 5, we consolidated the European entity that held our interests in six Designer Outlet properties, as we obtained control of the entity. This resulted in the consolidation of two of the six operating properties — Parndorf Designer Outlet and Roermond Designer Outlet, subject to existing fixed rate mortgage loans of $104.3 million and $204.0 million, respectively, (both amounts U.S. dollar equivalent). The loans mature on May 20, 2022 and December 1, 2021 and bear interest at 1.95% and 1.86%, respectively.

  Covenants

            Our unsecured debt agreements contain financial and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2016, we were in compliance with all covenants of our unsecured debt.

            At March 31, 2016, we are the borrowers under 45 non-recourse mortgage notes secured by mortgages on 48 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage covenants fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2016, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2016 and December 31, 2015, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of March 31, 2016	Effective Weighted Average Interest Rate (1)	Adjusted Balance as of December 31, 2015	Effective Weighted Average Interest Rate (1)
Fixed Rate	$21,680,574	3.89%	$20,330,880	4.12%
Variable Rate	1,295,247	1.60%	2,085,802	1.50%

	$22,975,821	3.76%	$22,146,682	3.88%

(1)
Excludes the impact of net discounts and debt issue costs.

  Contractual Obligations

            There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the separate 2015 Annual Reports on Form 10-K of Simon and the Operating Partnership.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2016, for the remainder of 2016 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2016	2017 - 2018	2019 - 2020	After 2020	Total
Long Term Debt (1)	$2,191,528	$3,828,391	$5,253,062	$11,802,465	$23,075,446
Interest Payments (2)	638,575	1,406,926	1,090,022	2,668,793	5,804,316

(1)
Represents principal maturities only and, therefore, excludes net discounts of $8,739 and debt issue costs of $90,886.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2016.

  Off-Balance Sheet Arrangements

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2016, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $308.8 million (of which we have a right of recovery from our joint venture partners of $76.5 million). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Acquisitions and Dispositions

            Buy-sell, marketing rights, and other exit mechanisms are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. We and our partners in our joint venture properties may initiate these provisions (subject to any applicable lock up or similar restrictions). If we determine it is in our stockholders'/unitholders' best interests for us to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchase without hindering our cash flows, then we may initiate these provisions or elect to buy our partner's interest. If we decide to sell any of our joint venture interests, we expect to use the net proceeds to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

            Acquisitions.    On January 15, 2015, we acquired a 100% interest in Jersey Gardens (renamed The Mills at Jersey Gardens) in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by Glimcher Realty Trust, for $677.9 million of cash and the assumption of existing mortgage debt of $405.0 million.

            In February 2016, we and our partner, through our European investee, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million.

            On April 14, 2016, we and our joint venture partner, Invesco Real Estate, acquired The Shops at Crystals, a 324,000 sf luxury retail property located at the entryway of CityCenter in Las Vegas, Nevada, for an acquisition price of approximately $1.1 billion. We have a 50% noncontrolling interest in this venture.

            Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

            During January of 2016, we disposed of our interests in two multi-family residential investments and a consolidated retail property. Our share of the gross proceeds from these transactions was $72.4 million. The gain on the consolidated retail property was $10.6 million. The aggregate gain of $36.9 million from the sale of the two residential investments is included in other income and resulted in an additional $7.2 million in taxes included in income and other taxes.

Joint Venture Formation Activity

            On April 13, 2015, we announced a joint venture with Sears Holdings, or Sears, whereby Sears contributed 10 of its properties located at our malls to the joint venture in exchange for a 50% noncontrolling interest in the joint venture. We contributed $114.0 million in cash in exchange for a 50% noncontrolling interest in the joint venture. Sears or its affiliates are leasing back each of the 10 properties from the joint venture. The joint venture has the right to recapture not less than 50% of the space leased to Sears to be used for purposes of redeveloping and releasing the recaptured space. We will provide development, leasing and management services to the joint venture for any recaptured space. On July 7, 2015, we separately invested approximately $33.0 million in exchange for 1,125,760 common shares of Seritage Growth Properties, or Seritage, a public REIT formed by Sears, which we account for as an available-for-sale security. Seritage now holds Sears' interest in the joint venture.

            On July 22, 2015, we closed on our previously announced joint venture with HBC, to which HBC contributed 42 properties in the U.S. and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling equity interest in HBS. As of March 31, 2016, we have funded $5.7 million of this commitment. On September 30, 2015, HBC announced it had closed on the acquisition of Galeria Holding, the parent company of Germany's leading department store, Kaufhof. In conjunction with the closing, HBS acquired 41 Kaufhof properties in Germany from HBC. All of the properties have been leased to affiliates of HBC. We contributed an additional $178.5 million to HBS upon closing of the Galeria Holding transaction. Our noncontrolling equity interest in HBS is approximately 9.2% at March 31, 2016.

Development Activity

            New Domestic Developments, Redevelopments and Expansions.    During 2015, construction began on the following properties:

  •
  A 355,000 square foot upscale outlet center located in Columbus, Ohio, which is scheduled to open in June 2016. We own a 50% noncontrolling interest in this project. Our estimated share of the cost of this project is $47.5 million.

  •
  Clarksburg Premium Outlets, a 392,000 square foot project, located in Clarksburg, Maryland, which is scheduled to open in October 2016. We own a 66% noncontrolling interest in this project. Our estimated share of the cost of this project is $127.7 million.

  •
  The Shops at Clearfork, a 545,000 square foot project located in Fort Worth, Texas, which is scheduled to open in February 2017. We own a 45% noncontrolling interest in this project. Our estimated share of the cost of this project is $101.6 million.

  •
  The 500,000 square foot retail component of Brickell City Centre, a mixed-use development in downtown Miami. We own a 25% noncontrolling interest in the retail component of this project which is scheduled to open in the Fall of 2016. Our share of the estimated cost of this project including development fees is approximately $110.0 million.

            We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, are underway at over 33 properties in the United States.

            Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $2.0 billion. We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 8-12% for all of our new development, expansion and redevelopment projects.

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2016 will be approximately $159 million, primarily funded through reinvested joint venture cash flow and construction loans.

            The following table describes these new development and expansion projects as well as our share of the estimated total cost as of March 31, 2016 (in millions):

Property	Location	Gross Leasable Area (sqft)	Our Ownership Percentage	Our Share of Projected Net Cost (in Local Currency)	Our Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Premium Outlet Collection — Edmonton International Airport	Edmonton (Alberta), Canada	428,000	50%	CAD 108.2	$83.3	Oct. - 2017
Provence Designer Outlets	Miramas, France	269,000	90%	EUR 104.1	$118.0	Mar. - 2017
Siheung Premium Outlets	Siheung, Korea	399,000	50%	KRW 123,695	$108.5	May - 2017
Expansions:
Noventa Di Piave Designer Outlets Phase 4	Venice, Italy	67,000	60%	EUR 28.3	$32.0	Nov. - 2016
Roermond Designer Outlets Phase 4	Roermond, Netherlands	125,000	29%	EUR 21.1	$22.8	Apr. - 2017

Dividends, Distributions and Stock Repurchase Program

            Simon paid a common stock dividend of $1.60 per share, and the Operating Partnership made a distribution of $1.60 per unit, in the first quarter of 2016. Simon's Board of Directors declared a quarterly cash dividend for the second quarter of 2016 of $1.60 per share of common stock payable on May 31, 2016 to stockholders of record on May 17, 2016. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon's future dividends and the Operating Partnership's future distributions will be determined by Simon's Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon's status as a REIT.

            On April 2, 2015, Simon's Board of Directors authorized Simon to repurchase up to $2.0 billion of common stock over a twenty-four month period as market conditions warrant. Simon may repurchase the shares in the open market or in privately negotiated transactions. During the first quarter of 2016, no purchases were made as part of this program. As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of our units from Simon.

Forward-Looking Statements

            Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability and terms of financing, changes in our credit rating or outlook, changes in market rates of interest and foreign exchange rates for foreign currencies, changes in value of investments in foreign entities, the ability to hedge interest rate and currency risk, risks associated with the acquisition, development, expansion, leasing and management of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic conditions, changes in market rental rates, security breaches that could compromise our information technology or infrastructure or personally identifiable data of customers of our retail properties, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, the intensely competitive market environment in the retail industry, costs of common area maintenance, risks related to international activities, insurance costs and coverage, the loss of key management personnel, terrorist activities, changes in economic and market conditions and maintenance of Simon's status as a REIT. We discussed these and other risks and uncertainties under the heading "Risk Factors" in our separate 2015 Annual Reports on Form 10-K of Simon and the Operating Partnership. We may update that discussion in subsequent periodic reports, but we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Non-GAAP Financial Measures

            Industry practice is to evaluate real estate properties in part based on performance measures such as FFO, diluted FFO per share, NOI, Portfolio NOI and comparable property NOI. We believe that these non-GAAP measures are helpful to investors because they are widely recognized measures of the performance of REITs and provide a relevant basis for comparison among REITs. We also use these measures internally to measure the operating performance of our portfolio.

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

            The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Funds from Operations	$951,833	$830,731

Change in FFO from prior period	14.6%	–4.0%

Consolidated Net Income	$563,839	$632,435
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	297,196	284,227
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	118,242	123,884
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(22,688)	(206,927)
Net income attributable to noncontrolling interest holders in properties	(729)	(690)
Noncontrolling interests portion of depreciation and amortization	(2,714)	(885)
Preferred distributions and dividends	(1,313)	(1,313)

FFO of the Operating Partnership	$951,833	$830,731
FFO allocable to limited partners	136,899	120,305

Dilutive FFO allocable to common stockholders	$814,934	$710,426

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.55	$1.73
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	1.14	1.12
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(0.06)	(0.57)

Diluted FFO per share	$2.63	$2.28

Basic and Diluted weighted average shares outstanding	309,416	311,101
Weighted average limited partnership units outstanding	51,979	52,683

Basic and Diluted weighted average shares and units outstanding	361,395	363,784

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of Portfolio NOI and Comparable NOI.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$563,839	$632,435
Income and other taxes	15,186	6,362
Interest expense	219,190	232,173
Income from unconsolidated entities	(90,626)	(64,872)
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(22,688)	(206,927)

Operating Income	684,901	599,171
Depreciation and amortization	300,614	288,106

NOI of consolidated entities	$985,515	$887,277

Reconciliation of NOI of unconsolidated entities:
Net Income	$254,711	$172,042
Interest expense	143,758	147,020
Gain on sale or disposal of assets and interests in unconsolidated entities	(54,473)	—

Operating Income	343,996	319,062
Depreciation and amortization	131,480	141,659

NOI of unconsolidated entities	$475,476	$460,721

Add: Our share of NOI from Klépierre and HBS	54,711	43,297

Total NOI	$1,515,702	$1,391,295

Total NOI Growth	8.9%
Less: Corporate and Other NOI Sources (1)	71,305	51,649

Portfolio NOI	$1,444,397	$1,339,646

Portfolio NOI Growth	7.8%
Less: Our share of NOI from Klépierre and HBS	54,711	43,297
Less: International Properties (2)	90,723	83,548
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	42,530	16,793

Comparable Property NOI (4)	$1,256,433	$1,196,008

Comparable Property NOI Growth	5.1%

(1)
Includes income components excluded from Portfolio NOI and Comparable NOI (domestic lease termination income, interest income, land sale gains, straight line rent, above/below market lease adjustments), gains on sale of marketable securities, Simon management company operations, and our TMLP interests and other assets.

(2)
Includes International Premium Outlets and International Designer Outlets.

(3)
Includes total property NOI for properties undergoing redevelopment as well as incremental NOI for expansion properties not yet included in comparable properties.

(4)
Includes Malls, Premium Outlets, The Mills and Lifestyle Centers held as of the beginning of the prior year.

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

            Sensitivity Analysis.    We disclosed a qualitative and quantitative analysis regarding market risk in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the separate 2015 Annual Reports on Form 10-K of Simon and the Operating Partnership. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2015.

Item 4.    Controls and Procedures

  Simon

            Evaluation of Disclosure Controls and Procedures.    Simon maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"))) that are designed to provide reasonable assurance that information required to be disclosed in the reports that Simon files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's, or the SEC's, rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

            Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon's disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, Simon's disclosure controls and procedures were effective at a reasonable assurance level.

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in Simon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Simon's internal control over financial reporting.

  The Operating Partnership

            Evaluation of Disclosure Controls and Procedures.    The Operating Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

            Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Operating Partnership's disclosure controls and procedures were effective at a reasonable assurance level.

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Operating Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 1A.    Risk Factors

            Through the period covered by this report, there were no material changes to the Risk Factors disclosed under Item 1A. Risk Factors in Part I of the separate 2015 Annual Reports on Form 10-K of Simon and the Operating Partnership.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  Simon

  Unregistered Sales of Equity Securities

            During the quarter ended March 31, 2016, Simon issued 1,095 shares of common stock on Mar 1, 2016 to a limited partner of the Operating Partnership in exchange for an equal number of units. The issuance of the shares of common stock was made pursuant to the partnership agreement of the Operating Partnership. The issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

  Issuer Purchases of Equity Securities

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate value of shares that may yet be purchased under programs (2)
January 1, 2016 - January 31, 2016	4,563	(1)	$190.73	—	$1,656,993,026
February 1, 2016 - February 29, 2016	—		$—	—	$1,656,993,026
March 1, 2016 - March 31, 2016	—		$—	—	$1,656,993,026

	4,563		$190.73	—

(1)
Total number of shares purchased primarily represents shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

(2)
On April 2, 2015, Simon's Board of Directors authorized us to repurchase up to $2.0 billion of our common stock over a twenty-four month period as market conditions warrant. We may repurchase the shares in the open market or in privately negotiated transactions.

  The Operating Partnership

  Unregistered Sales of Equity Securities

            There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2016.

  Issuer Purchases of Equity Securities

            There were no purchases of equity securities made by the Operating Partnership during the quarter ended March 31, 2016.

Item 3.    Defaults Upon Senior Securities

            Not applicable.

Item 4.    Mine Safety Disclosures

            Not applicable.

Item 5.    Other Information

            During the quarter covered by this report, the Audit Committee of Simon's Board of Directors approved certain audit, audit-related, and non-audit tax compliance and tax consulting services to be provided by Ernst & Young LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits

Exhibit Number		Exhibit Descriptions
10.1	*	Form of Simon Property Group Series 2016 LTIP Unit Award Agreement.
10.2	*	Form of Certificate of Designation of Series 2016 LTIP Units of Simon Property Group, L.P.
31.1
Simon Property Group, Inc. — Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Simon Property Group, Inc. — Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3
Simon Property Group, L.P. — Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4
Simon Property Group, L.P. — Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Simon Property Group, Inc. — Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Simon Property Group, L.P. — Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC.
/s/ ANDREW JUSTER Andrew Juster Executive Vice President and Chief Financial Officer
Date: May 5, 2016
SIMON PROPERTY GROUP, L.P.
/s/ ANDREW JUSTER Andrew Juster Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner
Date: May 5, 2016