Form 10-Q
period 2016-06-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2016-08-04
CIK 1063761, 1022344

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

          As of June 30, 2016, Simon Property Group, Inc. had 314,223,623 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

            This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2016 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to "Simon" mean Simon Property Group, Inc. and references to the "Operating Partnership" mean Simon Property Group, L.P. References to "we," "us" and "our" mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

            Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon's majority-owned partnership subsidiary, for which Simon is the general partner. As of June 30, 2016, Simon owned an approximate 86.9% ownership interest in the Operating Partnership, with the remaining 13.1% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership's day-to-day management.

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

  •
  a single set of condensed notes to such consolidated financial statements that includes separate discussions of noncontrolling interests and stockholders' equity or partners' equity, accumulated other comprehensive income (loss) and per share and per unit data, as applicable;

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

Simon Property Group, Inc.
Simon Property Group, L.P.
Form 10-Q

Simon Property Group, Inc.
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS:
Investment properties at cost	$34,332,270	$33,463,124
Less — accumulated depreciation	10,344,141	9,915,386

	23,988,129	23,547,738
Cash and cash equivalents	884,281	701,134
Tenant receivables and accrued revenue, net	600,817	624,605
Investment in unconsolidated entities, at equity	2,690,821	2,481,574
Investment in Klepierre, at equity	1,878,751	1,943,363
Deferred costs and other assets	1,336,984	1,266,768

Total assets	$31,379,783	$30,565,182

LIABILITIES:
Mortgages and unsecured indebtedness	$22,923,941	$22,416,682
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,209,518	1,323,801
Cash distributions and losses in partnerships and joint ventures, at equity	1,402,230	1,368,544
Other liabilities	369,281	214,249

Total liabilities	25,904,970	25,323,276

Commitments and contingencies
Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	157,436	25,537
EQUITY:
Stockholders' Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	43,569	43,733
Common stock, $0.0001 par value, 511,990,000 shares authorized, 319,570,466 and 314,806,914 issued and outstanding, respectively	32	31
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,465,862	9,384,450
Accumulated deficit	(4,341,316)	(4,266,930)
Accumulated other comprehensive loss	(119,915)	(252,686)
Common stock held in treasury at cost, 5,346,843 and 5,394,345 shares, respectively	(427,141)	(437,134)

Total stockholders' equity	4,621,091	4,471,464
Noncontrolling interests	696,286	744,905

Total equity	5,317,377	5,216,369

Total liabilities and equity	$31,379,783	$30,565,182

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
Minimum rent	$822,224	$768,138	$1,640,760	$1,521,583
Overage rent	31,250	37,029	60,167	75,986
Tenant reimbursements	367,062	364,309	738,676	704,479
Management fees and other revenues	34,478	40,027	67,878	75,106
Other income	60,366	139,607	144,614	188,191

Total revenue	1,315,380	1,349,110	2,652,095	2,565,345

EXPENSES:
Property operating	104,756	99,841	207,817	199,598
Depreciation and amortization	303,585	295,778	604,199	583,883
Real estate taxes	107,505	106,487	216,929	213,374
Repairs and maintenance	22,842	22,676	48,907	52,410
Advertising and promotion	33,172	41,215	68,210	59,971
Provision for credit losses	4,944	2,685	8,608	6,533
Home and regional office costs	40,326	39,346	78,933	75,250
General and administrative	15,125	15,345	29,989	30,344
Other	23,889	23,352	44,366	42,426

Total operating expenses	656,144	646,725	1,307,958	1,263,789

OPERATING INCOME	659,236	702,385	1,344,137	1,301,556
Interest expense	(213,995)	(230,974)	(433,185)	(463,147)
Income and other taxes	(7,115)	(3,420)	(22,301)	(9,781)
Income from unconsolidated entities	84,990	70,196	175,616	135,068
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	4,209	16,339	26,897	223,266

CONSOLIDATED NET INCOME	527,325	554,526	1,091,164	1,186,962
Net income attributable to noncontrolling interests	71,102	80,748	153,111	173,215
Preferred dividends	834	834	1,669	1,669

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$455,389	$472,944	$936,384	$1,012,078

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.45	$1.52	$3.01	$3.26

Consolidated Net Income	$527,325	$554,526	$1,091,164	$1,186,962
Unrealized (loss) gain on derivative hedge agreements	(320)	9,240	(15,095)	19,339
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	3,199	(77,536)	142,538	(74,909)
Currency translation adjustments	(3,492)	(14,282)	17,441	(138,793)
Changes in available-for-sale securities and other	171	(27,721)	12,062	(22,084)

Comprehensive income	526,883	444,227	1,248,110	970,515
Comprehensive income attributable to noncontrolling interests	72,858	65,193	177,285	142,302

Comprehensive income attributable to common stockholders	$454,025	$379,034	$1,070,825	$828,213

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,091,164	$1,186,962
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	642,646	615,249
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(26,897)	(223,266)
Gain on sale of marketable securities	—	(80,187)
Straight-line rent	(25,866)	(27,206)
Equity in income of unconsolidated entities	(175,616)	(135,068)
Distributions of income from unconsolidated entities	163,679	120,918
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	58,992	70,426
Deferred costs and other assets	(16,846)	(40,841)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(17,305)	(3,681)

Net cash provided by operating activities	1,693,951	1,483,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(307,223)	(1,231,381)
Repayments of loans to related parties	8,207	—
Capital expenditures, net	(383,460)	(488,950)
Cash impact from the consolidation of properties	38,980	—
Net proceeds from sale of assets	36,433	—
Investments in unconsolidated entities	(172,802)	(153,663)
Purchase of marketable and non-marketable securities	(4,636)	(17,450)
Proceeds from sale of marketable and non-marketable securities	—	454,012
Distributions of capital from unconsolidated entities and other	303,659	583,626

Net cash used in investing activities	(480,842)	(853,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(164)	(3,465)
Purchase of shares related to stock grant recipients' tax withholdings	(4,146)	—
Purchase of preferred stock, limited partner units and treasury stock	—	(505,691)
Distributions to noncontrolling interest holders in properties	(5,251)	(4,049)
Contributions from noncontrolling interest holders in properties	260	613
Preferred distributions of the Operating Partnership	(957)	(958)
Preferred dividends and distributions to stockholders	(1,000,333)	(902,815)
Distributions to limited partners	(159,242)	(151,318)
Proceeds from issuance of debt, net of transaction costs	7,442,218	4,058,658
Repayments of debt	(7,302,347)	(3,167,100)

Net cash used in financing activities	(1,029,962)	(676,125)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	183,147	(46,625)
CASH AND CASH EQUIVALENTS, beginning of period	701,134	612,282

CASH AND CASH EQUIVALENTS, end of period	$884,281	$565,657

The accompanying notes are an integral part of these statements

Simon Property Group, L.P.
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	June 30, 2016	December 31, 2015
ASSETS:
Investment properties at cost	$34,332,270	$33,463,124
Less — accumulated depreciation	10,344,141	9,915,386

	23,988,129	23,547,738
Cash and cash equivalents	884,281	701,134
Tenant receivables and accrued revenue, net	600,817	624,605
Investment in unconsolidated entities, at equity	2,690,821	2,481,574
Investment in Klepierre, at equity	1,878,751	1,943,363
Deferred costs and other assets	1,336,984	1,266,768

Total assets	$31,379,783	$30,565,182

LIABILITIES:
Mortgages and unsecured indebtedness	$22,923,941	$22,416,682
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,209,518	1,323,801
Cash distributions and losses in partnerships and joint ventures, at equity	1,402,230	1,368,544
Other liabilities	369,281	214,249

Total liabilities	25,904,970	25,323,276

Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	157,436	25,537
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	43,569	43,733
General Partner, 314,231,623 and 309,420,569 units outstanding, respectively	4,577,522	4,427,731
Limited Partners, 47,533,197 and 51,814,235 units outstanding, respectively	692,433	741,449

Total partners' equity	5,313,524	5,212,913
Nonredeemable noncontrolling interests in properties, net	3,853	3,456

Total equity	5,317,377	5,216,369

Total liabilities and equity	$31,379,783	$30,565,182

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
Minimum rent	$822,224	$768,138	$1,640,760	$1,521,583
Overage rent	31,250	37,029	60,167	75,986
Tenant reimbursements	367,062	364,309	738,676	704,479
Management fees and other revenues	34,478	40,027	67,878	75,106
Other income	60,366	139,607	144,614	188,191

Total revenue	1,315,380	1,349,110	2,652,095	2,565,345

EXPENSES:
Property operating	104,756	99,841	207,817	199,598
Depreciation and amortization	303,585	295,778	604,199	583,883
Real estate taxes	107,505	106,487	216,929	213,374
Repairs and maintenance	22,842	22,676	48,907	52,410
Advertising and promotion	33,172	41,215	68,210	59,971
Provision for credit losses	4,944	2,685	8,608	6,533
Home and regional office costs	40,326	39,346	78,933	75,250
General and administrative	15,125	15,345	29,989	30,344
Other	23,889	23,352	44,366	42,426

Total operating expenses	656,144	646,725	1,307,958	1,263,789

OPERATING INCOME	659,236	702,385	1,344,137	1,301,556
Interest expense	(213,995)	(230,974)	(433,185)	(463,147)
Income and other taxes	(7,115)	(3,420)	(22,301)	(9,781)
Income from unconsolidated entities	84,990	70,196	175,616	135,068
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	4,209	16,339	26,897	223,266

CONSOLIDATED NET INCOME	527,325	554,526	1,091,164	1,186,962
Net income attributable to noncontrolling interests	565	609	1,294	1,298
Preferred unit requirements	1,313	1,313	2,626	2,626

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$525,447	$552,604	$1,087,244	$1,183,038

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$455,389	472,944	$936,384	$1,012,078
Limited Partners	70,058	79,660	150,860	170,960

Net income attributable to unitholders	$525,447	$552,604	$1,087,244	$1,183,038

BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.45	$1.52	$3.01	$3.26

Consolidated net income	$527,325	$554,526	$1,091,164	$1,186,962
Unrealized (loss) gain on derivative hedge agreements	(320)	9,240	(15,095)	19,339
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	3,199	(77,536)	142,538	(74,909)
Currency translation adjustments	(3,492)	(14,282)	17,441	(138,793)
Changes in available-for-sale securities and other	171	(27,721)	12,062	(22,084)

Comprehensive income	526,883	444,227	1,248,110	970,515
Comprehensive income attributable to noncontrolling interests	565	609	1,294	1,298

Comprehensive income attributable to unitholders	$526,318	$443,618	$1,246,816	$969,217

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,091,164	$1,186,962
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	642,646	615,249
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(26,897)	(223,266)
Gain on sale of marketable securities	—	(80,187)
Straight-line rent	(25,866)	(27,206)
Equity in income of unconsolidated entities	(175,616)	(135,068)
Distributions of income from unconsolidated entities	163,679	120,918
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	58,992	70,426
Deferred costs and other assets	(16,846)	(40,841)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(17,305)	(3,681)

Net cash provided by operating activities	1,693,951	1,483,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(307,223)	(1,231,381)
Repayments of loans to related parties	8,207	—
Capital expenditures, net	(383,460)	(488,950)
Cash impact from the consolidation of properties	38,980	—
Net proceeds from sale of assets	36,433	—
Investments in unconsolidated entities	(172,802)	(153,663)
Purchase of marketable and non-marketable securities	(4,636)	(17,450)
Proceeds from sale of marketable and non-marketable securities	—	454,012
Distributions of capital from unconsolidated entities and other	303,659	583,626

Net cash used in investing activities	(480,842)	(853,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(164)	(3,465)
Purchase of units related to stock grant recipients' tax withholdings	(4,146)	—
Purchase of preferred stock, limited partner units and treasury stock	—	(505,691)
Distributions to noncontrolling interest holders in properties	(5,251)	(4,049)
Contributions from noncontrolling interest holders in properties	260	613
Partnership distributions	(1,160,532)	(1,055,091)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	7,442,218	4,058,658
Mortgage and unsecured indebtedness principal payments	(7,302,347)	(3,167,100)

Net cash used in financing activities	(1,029,962)	(676,125)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	183,147	(46,625)
CASH AND CASH EQUIVALENTS, beginning of period	701,134	612,282

CASH AND CASH EQUIVALENTS, end of period	$884,281	$565,657

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

1. Organization

            Simon Property Group, Inc. is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P. is our majority-owned Delaware partnership subsidiary that owns all of our real estate properties and other assets. In these condensed notes to the consolidated financial statements, unless stated otherwise or the context otherwise requires, references to "Simon" mean Simon Property Group, Inc. and references to the "Operating Partnership" mean Simon Property Group, L.P. References to "we," "us" and "our" mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership. Unless otherwise indicated, these condensed notes to consolidated financial statements apply to both Simon and the Operating Partnership. According to the Operating Partnership's partnership agreement, the Operating Partnership is required to pay all expenses of Simon.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2016, we owned or held an interest in 207 income-producing properties in the United States, which consisted of 108 malls, 71 Premium Outlets, 14 Mills, four lifestyle centers, and 10 other retail properties in 37 states and Puerto Rico. Internationally, as of June 30, 2016, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. We also own an interest in six Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which two properties are consolidated. Of the six properties in Europe, two are located in Italy and one each is located in Austria, Germany, the Netherlands, and the United Kingdom. As of June 30, 2016, we also owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

            As of June 30, 2016, we consolidated 134 wholly-owned properties and 15 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 81 properties, or the joint venture properties, as well as our investments in Klépierre and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 58 of the 81 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Italy, Canada, and the United Kingdom comprise 19 of the remaining 23 properties. These international properties are managed by joint ventures in which we share control.

            Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests in the Operating Partnership, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners' respective weighted average ownership

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

interests in the Operating Partnership. Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon's weighted average ownership interest in the Operating Partnership was 86.1% and 85.6% for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, Simon's ownership interest in the Operating Partnership was 86.9% and 85.7%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

  Marketable and Non-Marketable Securities

            Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available-for-sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At June 30, 2016 and December 31, 2015, we had marketable securities of $203.8 million and $183.8 million, respectively, generally accounted for as available-for-sale, which are adjusted to their quoted market price with a corresponding adjustment in other comprehensive income (loss). Net unrealized gains as of June 30, 2016 and December 31, 2015 were approximately $24.3 million and $12.6 million, respectively, and represent the valuation adjustments for our marketable securities.

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

            On June 24, 2015 we sold our investment in certain marketable securities that were accounted for as available-for-sale securities, with the value adjusted to their quoted market price through other comprehensive income (loss). At the date of sale, we owned 5.71 million shares. The aggregate proceeds received from the sale were $454.0 million, and we recognized a gain on the sale of $80.2 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015.

            At June 30, 2016 and December 31, 2015, we had investments of $187.0 million and $181.4 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value. No material adjustment in the carrying value was required for the three and six months ended June 30, 2016.

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

            The marketable securities we held at June 30, 2016 and December 31, 2015 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross liability balance of $13.6 million at June 30, 2016 and a gross asset value of $26.7 million and $27.8 million at June 30, 2016 and December 31, 2015, respectively.

            Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs. Notes 5 and 9 include discussions of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

  Noncontrolling Interests

  Simon

            Details of the carrying amount of Simon's noncontrolling interests are as follows:

	As of June 30, 2016	As of December 31, 2015
Limited partners' interests in the Operating Partnership	$692,433	$741,449
Nonredeemable noncontrolling interests in properties, net	3,853	3,456

Total noncontrolling interests reflected in equity	$696,286	$744,905

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

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Noncontrolling interests, beginning of period	$771,957	$858,611	$744,905	$858,328
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	70,739	80,269	152,198	172,257
Distributions to noncontrolling interest holders	(76,716)	(78,488)	(160,444)	(153,398)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized gain (loss) on derivative hedge agreements	381	1,380	(1,722)	2,861
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(1,417)	(11,126)	18,729	(10,745)
Currency translation adjustments	3,087	(1,667)	5,783	(19,665)
Changes in available-for-sale securities and other	(295)	(4,141)	1,385	(3,364)

	1,756	(15,554)	24,175	(30,913)

Adjustment to limited partners' interest from change in ownership in the Operating Partnership	(13,822)	(75,905)	(18,965)	(81,503)
Units exchanged for common shares	(69,989)	(56)	(70,005)	(7,905)
Units redeemed	—	(14,843)	—	(14,843)
Long-term incentive performance units	12,101	11,812	24,162	23,640
Contributions by noncontrolling interests, net, and other	260	415	260	598

Noncontrolling interests, end of period	$696,286	$766,261	$696,286	$766,261

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

            Net income attributable to noncontrolling interests (which includes nonredeemable and redeemable noncontrolling interests in consolidated properties) is a component of consolidated net income. During the three and six months ended June 30, 2016 and 2015, no individual components of other comprehensive income (loss) were attributable to noncontrolling nonredeemable interests (deficit) in properties.

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Noncontrolling nonredeemable interests (deficit) in properties, net — beginning of period	$3,459	$(728)	$3,456	$(229)
Net income attributable to noncontrolling nonredeemable interests	682	608	1,339	1,298
Distributions to noncontrolling nonredeemable interestholders	(548)	(708)	(1,202)	(2,080)
Purchase and disposition of noncontrolling interests, net, and other	260	417	260	600

Noncontrolling nonredeemable interests (deficit) in properties, net — end of period	$3,853	$(411)	$3,853	$(411)

  Accumulated Other Comprehensive Income (Loss)

  Simon

            The changes in accumulated other comprehensive income (loss) net of noncontrolling interest by component consisted of the following as of June 30, 2016:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains on marketable securities	Total
Beginning balance	$(248,285)	$(15,161)	$10,760	$(252,686)
Other comprehensive income (loss) before reclassifications	11,658	(13,001)	10,305	8,962
Amounts reclassified from accumulated other comprehensive income (loss)	118,830	4,979	—	123,809

Net current-period other comprehensive income (loss)	130,488	(8,022)	10,305	132,771

Ending balance	$(117,797)	$(23,183)	$21,065	$(119,915)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item where net income is presented
Currency translation adjustments	$(136,806)	$—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	17,976	—	Net income attributable to noncontrolling interests

	$(118,830)	$—

Accumulated derivative losses, net	$(6,104)	$(5,278)	Interest expense
	372	—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	753	757	Net income attributable to noncontrolling interests

	$(4,979)	$(4,521)

Realized gain on sale of marketable securities	$—	$80,187	Other income
	—	(11,502)	Net income attributable to noncontrolling interests

	$—	$68,685

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

  The Operating Partnership

            The changes in accumulated other comprehensive income (loss) by component consisted of the following as of June 30, 2016:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains on marketable securities	Total
Beginning balance	$(289,866)	$(17,704)	$12,563	$(295,007)
Other comprehensive income (loss) before reclassifications	17,441	(14,723)	11,690	14,408
Amounts reclassified from accumulated other comprehensive income (loss)	136,806	5,732	—	142,538

Net current-period other comprehensive income (loss)	154,247	(8,991)	11,690	156,946

Ending balance	$(135,619)	$(26,695)	$24,253	$(138,061)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item where net income is presented
Currency translation adjustments	$(136,806)	$—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net

	$(136,806)	$—

Accumulated derivative losses, net	$(6,104)	$(5,278)	Interest expense
	372	—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net

	$(5,732)	$(5,278)

Realized gain on sale of marketable securities	$—	$80,187	Other income

	$—	$80,187

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

            As of June 30, 2016, we had the following outstanding interest rate derivatives:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	3	$750.0 million
Interest Rate Caps	1	$52.0 million

            The carrying value of our interest rate swap agreements, at fair value, as of June 30, 2016, is a net liability balance of $10.3 million, of which $10.8 million is included in other liabilities and $0.5 million is included in deferred costs and other assets. The interest rate cap agreement was of nominal value as of June 30, 2016 and we generally do not apply hedge accounting to these arrangements. As of December 31, 2015, we had no outstanding interest rate derivatives.

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

            We had the following Euro:USD forward contracts at June 30, 2016 and December 31, 2015 (in millions):

		Asset/(Liability) Value as of
Notional Value	Maturity Date	June 30, 2016	December 31, 2015
€50.00	August 12, 2016	$12.2	$13.0
€50.00	August 11, 2017	$12.4	$13.0
€50.00	May 15, 2019	$1.5	$1.8
€50.00	May 15, 2019	$(0.9)	—
€50.00	May 15, 2020	$(0.8)	—
€50.00	May 14, 2021	$(1.0)	—

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

            The total gross accumulated loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $26.7 million and $17.7 million as of June 30, 2016 and December 31, 2015, respectively.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

New Accounting Pronouncements

            In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue From Contracts With Customers." ASU 2014-09 amends the existing accounting standards for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In July 2015, the FASB delayed the effective date of the new revenue recognition standard by one year, which will result in the new standard being effective for us beginning with the first quarter of 2018. The new standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact that the adoption of the new accounting standard will have on our consolidated financial statements.

            In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis." ASU 2015-02 makes changes to both the variable interest model and the voting model. We adopted this standard as required on January 1, 2016. All reporting entities involved with limited partnerships and similar entities were required to re-evaluate whether these entities, including the Operating Partnership, are subject to the variable interest model or the voting model and whether they qualify for consolidation. The adoption of this new standard did not result in any material changes to our consolidated financial statements or disclosures, including the disclosures related to the Operating Partnership.

            In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted this standard as required on January 1, 2016, resulting in a reclassification of $85.5 million from deferred costs and other assets to a reduction of the carrying amount of mortgages and other unsecured indebtedness.

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

            In January 2016, the FASB issued ASU 2016-01, "Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which will require entities to measure their equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The practicability exception will be available for equity investments that do not have readily determinable fair values. The guidance will be effective for us beginning with the first quarter of 2018. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

            In February 2016, the FASB issued ASU 2016-02, "Leases," which is expected to result in lessees recognizing most leased assets on the balance sheet. Lessor accounting will remain substantially similar to the current accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09. ASU 2016-02 will be effective for us retrospectively for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

            In March 2016, the FASB issued ASU 2016-07, "Investments — Equity Method and Joint Ventures," eliminating the requirement for retrospective application of equity method accounting when an investment previously accounted for by another method initially qualifies for the equity method. This standard will be effective for us retrospectively for annual and interim periods beginning after December 15, 2016. We do not expect that the adoption of this new standard will have an impact on our consolidated financial statements.

            In June 2016, the FASB issued ASU 2016-13, "Financial Instruments — Credit Losses," which introduces new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. This standard will be effective for us in fiscal years beginning after December 15, 2019. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

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

Simon

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net Income attributable to Common Stockholders — Basic and Diluted	$455,389	$472,944	$936,384	$1,012,078

Weighted Average Shares Outstanding — Basic and Diluted	313,399,467	310,498,911	311,407,955	310,798,814

            For the six months ended June 30, 2016, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three and six months ended June 30, 2016 and 2015. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or limited partner units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net Income attributable to Unitholders — Basic and Diluted	$525,447	$552,604	$1,087,244	$1,183,038

Weighted Average Units Outstanding — Basic and Diluted	361,761,991	362,762,067	361,578,379	363,270,587

            For the six months ended June 30, 2016, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three and six months ended June 30, 2016 and 2015. We accrue distributions when they are declared.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

5. Investment in Unconsolidated Entities

  Real Estate Joint Ventures and Investments

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties. As discussed in Note 2, we held joint venture interests in 81 properties as of June 30, 2016.

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

            We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of June 30, 2016 and December 31, 2015, we had construction loans and other advances to related parties totaling $13.3 million and $13.9 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

  Unconsolidated Property Transactions

            On April 14, 2016, we and a joint venture partner completed the acquisition of The Shops at Crystals, a 262,000 square foot luxury shopping center on the Las Vegas Strip, for $1.1 billion. The transaction was funded with a combination of cash on hand, cash from our partner, and a $550.0 million 3.74% fixed-rate mortgage financing that will mature on July 1, 2026. We have a 50% noncontrolling interest in this joint venture and will manage the day-to-day operations. Substantially all the difference between the cost of our investment and our share of the underlying equity of the property has been determined to relate to investment property based on estimated fair values at the acquisition date. The purchase price valuation is preliminary and subject to revision within the measurement period, not to exceed one year from the acquisition date.

            On April 5, 2016, Quaker Bridge Mall, in which we own a 50% noncontrolling interest, completed a $180.0 million mortgage financing with a fixed interest rate of 4.50% that matures on May 1, 2026. Proceeds of approximately $180.0 million from the financing were distributed to the joint venture partners in April 2016.

            On July 22, 2015, we closed on our previously announced transaction with Hudson's Bay Company, or HBC, to which HBC contributed 42 properties in the U.S. and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling interest in the newly formed entity, HBS. As of June 30, 2016, we have funded $8.8 million of this commitment. On September 30, 2015, HBC announced it had closed on the acquisition of Galeria Holding, the parent company of Germany's leading department store, Kaufhof. In conjunction with the closing, HBS acquired 41 Kaufhof properties in Germany from HBC. All of these properties have been leased to affiliates of HBC. We contributed an additional $178.5 million to HBS upon closing of the Galeria Holding transaction. Our noncontrolling equity interest in HBS is approximately 9.3% at June 30, 2016. Our share of net income, net of amortization of our excess investment, was $6.8 million and $7.9 million for the three and six months ended June 30, 2016, respectively. Total assets and total liabilities of HBS as of June 30, 2016 were $4.4 billion and $2.9 billion, respectively, and total revenues, operating income and consolidated net income were approximately $175.8 million, $133.9 million, and $87.4 million, respectively, for the six months ended June 30, 2016.

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

  European Investments

            At June 30, 2016, we owned 63,924,148 shares, or approximately 20.3%, of Klépierre, which had a quoted market price of $44.34 per share. On July 29, 2014, Klépierre announced that it had entered into a conditional agreement to acquire Corio N.V., or Corio, pursuant to which Corio shareholders received 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015, the tender offer transaction closed and the merger was completed on March 31, 2015, reducing our ownership from 28.9% at December 31, 2014 to 18.3% resulting in a non-cash gain of $206.9 million for the first quarter of 2015 as if we had sold a proportionate share of our investment. On May 11, 2015, we purchased 6,290,000 additional shares of Klépierre for $279.4 million bringing our ownership to 20.3%. All of the excess investment related to this additional purchase has been determined to relate to investment property. Our share of net income, net of amortization of our excess investment, was $5.6 million and $3.5 million for the three months ended June 30, 2016 and 2015, respectively, and $18.7 million and $9.6 million for the six months ended June 30, 2016 and 2015, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $730.8 million, $232.1 million and $131.3 million, respectively, for the six months ended June 30, 2016 and $740.3 million, $277.6 million and $96.9 million, respectively, for the six months ended June 30, 2015.

            We have an interest in a European entity that had interests in six Designer Outlet properties as of December 31, 2015. In addition, we have a noncontrolling interest in a European property management and development company. As of March 31, 2016, our legal percentage ownership interests in these entities ranged from 45% to 90%. We obtained control of the entity requiring a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $12.1 million in earnings during the first quarter of 2016, which includes amounts reclassified from accumulated other comprehensive income (loss) related to the currency translation adjustment previously recorded on our investment. The gain is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. As a result of the change in control, we now consolidate two of the six outlet properties. The consolidation required us to recognize the entity's identifiable assets and liabilities at fair value in our consolidated financial statements along with the related redeemable noncontrolling interest representing our partners' share. The fair value of the consolidated assets and liabilities relates primarily to investment property, investments in unconsolidated entities and assumed mortgage debt. Due to certain redemption rights held by our venture partner, the noncontrolling interest is presented on the accompanying Simon consolidated balance sheet outside of equity in limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and in the accompanying Operating Partnership consolidated balance sheet in preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties. In February 2016, we and our partner, through this European entity, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million. On July 25, 2016, this European entity also acquired the remaining 33% interest in outlet centers in Naples, Italy and Venice, Italy as well as the remaining interests in related expansion projects and working capital for cash consideration of approximately €145.5 million. This will result in the consolidation of these two properties on the acquisition date and will be accounted for as a step acquisition, requiring a remeasurement of our previously held equity interest to fair value and the recognition of a non-cash gain in earnings during the third quarter of 2016.

            We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we have a direct minority ownership in three of those outlets. Our investment in these entities is accounted for under the cost method. At both June 30, 2016 and December 31, 2015, the carrying value of these non-marketable investments was $115.4 million and is included in deferred costs and other assets.

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

  Asian Joint Ventures

            We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $245.9 million and $224.6 million as of June 30, 2016 and December 31, 2015, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $122.8 million and $117.0 million as of June 30, 2016 and December 31, 2015, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our equity method investments and share of income from such investments, excluding Klépierre and HBS, follows.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
Assets:
Investment properties, at cost	$17,928,316	$17,186,884
Less — accumulated depreciation	5,915,080	5,780,261

	12,013,236	11,406,623
Cash and cash equivalents	745,868	818,805
Tenant receivables and accrued revenue, net	331,377	354,133
Deferred costs and other assets	336,854	482,024

Total assets	$13,427,335	$13,061,585

Liabilities and Partners' Deficit:
Mortgages	$14,272,584	$13,827,215
Accounts payable, accrued expenses, intangibles, and deferred revenue	759,250	985,159
Other liabilities	441,536	468,005

Total liabilities	15,473,370	15,280,379
Preferred units	67,450	67,450
Partners' deficit	(2,113,485)	(2,286,244)

Total liabilities and partners' deficit	$13,427,335	$13,061,585

Our Share of:
Partners' deficit	$(914,222)	$(854,562)
Add: Excess Investment	2,015,542	1,788,749

Our net Investment in unconsolidated entities, at equity	$1,101,320	$934,187

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

STATEMENT OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
Minimum rent	$458,267	$443,485	$897,114	$877,266
Overage rent	46,903	41,342	96,527	92,522
Tenant reimbursements	212,265	199,142	423,206	393,629
Other income	54,806	61,545	113,486	115,539

Total revenue	772,241	745,514	1,530,333	1,478,956
OPERATING EXPENSES:
Property operating	131,413	132,257	262,494	263,061
Depreciation and amortization	149,721	148,607	281,200	290,265
Real estate taxes	59,429	56,477	120,938	115,051
Repairs and maintenance	18,480	17,086	38,234	37,447
Advertising and promotion	20,777	17,388	43,306	34,090
Provision for credit losses	2,885	1,296	5,574	3,149
Other	43,625	38,924	88,679	83,351

Total operating expenses	426,330	412,035	840,425	826,414

Operating Income	345,911	333,479	689,908	652,542
Interest expense	(151,022)	(149,041)	(294,781)	(296,062)
Gain on sale or disposal of assets and interests in unconsolidated entities	6,049	35,779	60,522	35,779

Net Income	$200,938	$220,217	$455,649	$392,259

Third-Party Investors' Share of Net Income	$100,391	$112,763	$219,200	$201,877

Our Share of Net Income	100,547	107,454	236,449	190,382
Amortization of Excess Investment	(25,558)	(24,387)	(48,770)	(48,541)
Our Share of Gain on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	(2,487)	(16,339)	(2,487)	(16,339)
Our Share of Gain on Sale or Disposal of Assets and Interests Included in Other Income in the Consolidated Financial Statements	—	—	(36,153)	—

Income from Unconsolidated Entities	$72,502	$66,728	$149,039	$125,502

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

6. Debt

  Unsecured Debt

            At June 30, 2016, our unsecured debt consisted of $15.3 billion of senior unsecured notes of the Operating Partnership, net of discounts, $216.6 million outstanding under the Operating Partnership's $4.0 billion unsecured revolving credit facility, or Credit Facility, $125.0 million outstanding under the Operating Partnership's $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities, and $910.4 million outstanding under the Operating Partnership's global unsecured commercial paper note program, or the Commercial Paper program. The June 30, 2016 balance on the Credit Facility included $216.6 million (U.S. dollar equivalent) of Yen-denominated borrowings. Foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges of a portion of our international investments.

            On June 30, 2016, we had an aggregate available borrowing capacity of $6.2 billion under the Credit Facility and Supplemental Facility. The maximum aggregate outstanding balance under the Credit Facilities during the six months ended June 30, 2016 was $1.5 billion and the weighted average outstanding balance was $715.8 million. Letters of credit of $6.8 million were outstanding under the Credit Facilities as of June 30, 2016.

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

            On April 6, 2016, the Operating Partnership amended the Supplemental Facility to, among other matters, (i) exercise its $750.0 million accordion feature such that the Supplemental Facility's borrowing capacity has been increased from $2.75 billion to $3.50 billion and (ii) add a new $750.0 million accordian feature to permit us to further increase the Supplemental Facility's borrowing capacity to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points. The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

            The maximum aggregate program size of the Commercial Paper program is $1.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facility and the Supplemental Facility and if necessary or appropriate, we may make one or more draws under either the Credit Facility or the Supplemental Facility to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2016, we had $910.4 million outstanding under the Commercial Paper program fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 0.55%. The borrowings mature on various dates from July 1, 2016 to September 22, 2016 and reduce amounts otherwise available under the Credit Facilities.

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

            On May 13, 2016, a wholly-owned subsidiary of the Operating Partnership issued €500 million ($566.7 million U.S. dollar equivalent) of senior unsecured notes at a fixed interest rate of 1.25% with a maturity date of May 13, 2025. Proceeds from the unsecured notes offering were used to pay down the Euro-denominated borrowings on the Credit Facilities and

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

to repay at maturity the Euro-denominated borrowings under the Commercial Paper program, and for general corporate purposes.

            During the six months ended June 30, 2016, the Operating Partnership redeemed at par $163.3 million of senior unsecured notes with a fixed interest rate of 6.10%.

  Mortgage Debt

            Total mortgage indebtedness was $6.4 billion and $6.6 billion at June 30, 2016 and December 31, 2015, respectively.

            During the six months ended June 30, 2016, we repaid $546.8 million in mortgage loans, with a weighted average interest rate of 7.31%, unencumbering four properties.

            On January 1, 2016, as discussed in Note 5, we consolidated the European entity that held our interests in six Designer Outlet properties, as we obtained control of the entity. This resulted in the consolidation of two of the six operating properties — Parndorf Designer Outlet and Roermond Designer Outlet, subject to existing fixed rate mortgage loans of $102.4 million and $200.3 million, respectively (both amounts U.S. dollar equivalent). The loans mature on May 20, 2022 and December 1, 2021 and bear interest at 1.95% and 1.86%, respectively.

  Covenants

            Our unsecured debt agreements contain financial and other non-financial covenants. If we fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2016, we were in compliance with all covenants of our unsecured debt.

            At June 30, 2016, we are the borrowers under 44 non-recourse mortgage notes secured by mortgages on 47 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2016, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

  Fair Value of Debt

            The carrying values of our variable-rate mortgages and other loans approximate their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness including commercial paper was $22.2 billion and $20.4 billion as of June 30, 2016 and December 31, 2015, respectively.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
Fair value of fixed-rate mortgages and unsecured indebtedness	$23,813	$21,331
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.31%	3.46%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	3.24%	3.59%

7. Equity

            During the six months ended June 30, 2016, Simon issued 4,763,817 shares of common stock to nine limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. This transaction increased Simon's ownership interest in the Operating Partnership.

            On April 2, 2015, Simon's Board of Directors authorized Simon to repurchase up to $2.0 billion of common stock over a twenty-four month period as market conditions warrant. Simon may repurchase the shares in the open market or in privately negotiated transactions. During the six months ended June 30, 2016, no purchases were made as part of this program. As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

	As of June 30, 2016	As of December 31, 2015
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	131,899	—

Limited partners' preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$157,436	$25,537

  The Operating Partnership

            We classify as temporary equity those securities for which there is the possibility that we could be required to redeem the security for cash, irrespective of the probability of such a possibility. As a result, we classify one series of preferred units and noncontrolling redeemable interests in properties in temporary equity. The carrying values for those securities classified in temporary equity are summarized as follows:

	As of June 30, 2016	As of December 31, 2015
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	131,899	—

Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$157,436	$25,537

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

            We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $13.0 million and $12.4 million for the six months ended June 30, 2016 and 2015, respectively.

            Restricted Stock.    The Compensation Committee awarded 61,398 shares of restricted stock to employees during the six months ended June 30, 2016 under the Plan at a weighted-average fair market value of $208.99 per share. On May 11, 2016, our non-employee Directors were awarded an aggregate of 6,437 shares of restricted stock under the Plan at a fair market value of $203.24 per share. These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us. The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. The grant date fair value of the non-employees Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

            We recorded compensation expense, net of capitalization, related to restricted stock of approximately $4.6 million and $4.2 million for the six months ended June 30, 2016 and 2015, respectively.

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

  Changes in Equity

  Simon

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Capital in Excess of Par Value	Accumulated Deficit	Common Stock Held in Treasury	Noncontrolling interests	Total Equity
January 1, 2016	$43,733	$31	$(252,686)	$9,384,450	$(4,266,930)	$(437,134)	$744,905	$5,216,369
Exchange of limited partner units for common shares		1		70,004			(70,005)	—
LTIP units							24,162	24,162
Purchase and disposition of noncontrolling interests, net and other	(164)			(7,557)	(12,106)	9,993	260	(9,574)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				18,965			(18,965)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,000,333)		(159,242)	(1,159,575)
Distributions to other noncontrolling interest partners							(1,202)	(1,202)
Comprehensive income, excluding $957 attributable to preferred interests in the Operating Partnership and a $44 loss attributable to noncontrolling redeemable interests in properties			132,771		938,053		176,373	1,247,197

June 30, 2016	$43,569	$32	$(119,915)	$9,465,862	$(4,341,316)	$(427,141)	$696,286	$5,317,377

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

  The Operating Partnership

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred Units	Simon (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
January 1, 2016	$43,733	$4,427,731	$741,449	$3,456	$5,216,369
Limited partner units exchanged to units		70,005	(70,005)		—
LTIP Units			24,162		24,162
Purchase and disposition of noncontrolling interests, net and other	(164)	7,662	(17,332)	260	(9,574)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		1,633	(1,633)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(1,669)	(998,664)	(159,242)	(1,202)	(1,160,777)
Comprehensive income, excluding $957 attributable to preferred distributions on temporary equity preferred units and a $44 loss attributable to noncontrolling redeemable interests in properties	1,669	1,069,155	175,034	1,339	1,247,197

June 30, 2016	$43,569	$4,577,522	$692,433	$3,853	$5,317,377

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

  Guarantees of Indebtedness

            Joint venture debt is the liability of the applicable joint venture. The debt is typically secured by that joint venture's property and is non-recourse to us. As of June 30, 2016 and December 31, 2015, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $317.5 million and $353.7 million, respectively (of which we have a right of recovery from our joint venture partners of $76.5 million and $112.8 million, respectively). Mortgages guaranteed by us are secured by the property of the applicable joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

9. Real Estate Acquisitions and Dispositions

            During the first six months of 2016, we disposed of our interests in two multi-family residential investments, three consolidated retail properties, and one unconsolidated retail property. Gross proceeds on the consolidated retail property dispositions were $81.8 million with an aggregate gain on these dispositions of $12.3 million, The gain on the unconsolidated retail property was $2.5 million. The aggregate gain of $36.9 million from the sale of the two unconsolidated residential investments is included in other income and resulted in an additional $7.2 million in taxes included in income and other taxes.

            On April 14, 2016, as discussed further in Note 5, we acquired a 50% interest in The Shops at Crystals.

            On January 1, 2016, as discussed further in Note 5, we obtained control of the European entity that held our interest in six Designer Outlet properties, requiring a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $12.1 million and which also resulted in the consolidation of two of the six properties, which had been previously unconsolidated. In February 2016, we and our partner, through this European entity, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million. On July 25, 2016, as further discussed in Note 5, this European entity also acquired the remaining 33% interest in outlet centers in Naples, Italy and Venice, Italy.

            On January 15, 2015, we acquired a 100% interest in Jersey Gardens (renamed The Mills at Jersey Gardens) in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by Glimcher Realty Trust, for $677.9 million of cash and the assumption of existing mortgage debt of $405.0 million. We recorded the assets and liabilities of these properties at estimated fair value at the acquisition date and the determination of fair value was finalized during the fourth quarter of 2015, resulting in a valuation of investment property of $1.1 billion, net lease related intangibles of $3.6 million and mortgage debt premiums of $17.9 million. We amortize these amounts over the estimated life of the related depreciable components of investment property, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturities, respectively.

            Unless otherwise noted, gains and losses on the above transactions are included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense acquisition, potential acquisition and disposition related costs as they are incurred. We incurred $4.4 million in transaction costs during the first three months of 2015 in connection with the acquisitions of Jersey Gardens and University Park Village, which are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. Other than these transaction costs, we incurred a minimal amount of transaction expenses during the six months ended June 30, 2016 and 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

Overview

            Simon Property Group, Inc. is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P. is our majority-owned Delaware partnership subsidiary that owns all of our real estate properties and other assets. In this discussion, unless stated otherwise or the context otherwise requires, references to "Simon" mean Simon Property Group, Inc. and references to the "Operating Partnership" mean Simon Property Group, L.P. References to "we," "us" and "our" mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership. According to the Operating Partnership's partnership agreement, the Operating Partnership is required to pay all expenses of Simon.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2016, we owned or held an interest in 207 income-producing properties in the United States, which consisted of 108 malls, 71 Premium Outlets, 14 Mills, four lifestyle centers, and 10 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at over 30 properties in the United States and we have two outlets and two other significant retail projects under development. Internationally, as of June 30, 2016, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. We also own an interest in six Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which two properties are consolidated. Of the six properties in Europe, two are located in Italy and one each is located in Austria, Germany, the Netherlands, and the United Kingdom. We also have four international outlet properties under development. As of June 30, 2016, we also owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

  Results Overview

            Diluted earnings per share and diluted earnings per unit decreased $0.25 during the first six months of 2016 to $3.01 from $3.26 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

  •
  a 2015 non-cash gain on Klépierre's acquisition of Corio N.V., or Corio, of $206.9 million, or $0.57 per diluted share/unit,

  •
  a 2015 gain of $80.2 million, or $0.22 per diluted share/unit, from the sale of marketable securities, and

  •
  a 2015 non-cash gain of $16.3 million, or $0.05 per diluted share/unit, due to the disposition of our interests in two unconsolidated entities, partially offset by

  •
  improved operating performance and core business fundamentals in 2016 and the impact of our acquisition and expansion activity,

  •
  a 2016 gain on acquisitions and disposals of $26.9 million, or $0.07 per diluted share/unit, related to a non-cash gain on the consolidation of additional properties of $12.1 million, or $0.03 per diluted share/unit, and a gain on the disposition of our interest in four properties of $14.8 million, or $0.04 per diluted share/unit,

  •
  a 2016 gain related to the disposition of our interest in two multi-family residential investments of $29.7 million, net of taxes, or $0.08 per diluted share/unit, and

  •
  decreased interest expense in 2016 of $30.0 million, or $0.08 per diluted share/unit.

            Core business fundamentals during the first six months of 2016 improved compared to the first six months of 2015, primarily driven by strong leasing activity. Portfolio NOI grew by 7.6% for the six month period in 2016 over the prior year period. Comparable property NOI grew 4.1% for our portfolio of U.S. Malls, Premium Outlets, Lifestyle Centers and The Mills. Total sales per square foot, or psf, decreased 2.1% from $620 psf at June 30, 2015 to $607 psf at June 30, 2016, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 4.9% to $50.43 psf as of June 30, 2016, from $48.07 psf as of June 30, 2015. Releasing spreads remained strong in our U.S. Malls and Premium Outlets, as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $8.88 psf ($69.04 openings compared to $60.16 closings) as of June 30, 2016, representing a 14.8%

increase over expiring payments. Ending occupancy for our U.S. Malls and Premium Outlets was 95.9% as of June 30, 2016, as compared to 96.1% as of June 30, 2015, a decrease of 20 basis points primarily due to the effect of vacancies created as a result of tenant bankruptcies during 2015.

            Our effective overall borrowing rate at June 30, 2016 on our consolidated indebtedness decreased 43 basis points to 3.74% as compared to 4.17% at June 30, 2015. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 70 basis points (3.82% at June 30, 2016 as compared to 4.52% at June 30, 2015) partially offset by an increase in the effective overall borrowing rate on variable rate debt of 30 basis points (1.52% at June 30, 2016 as compared to 1.22% at June 30, 2015). At June 30, 2016, the weighted average years to maturity of our consolidated indebtedness was 6.3 years as compared to 5.9 years at December 31, 2015. Our financing activities for the six months ended June 30, 2016 included:

  •
  Decreasing our USD denominated borrowings by $815.0 million on the Operating Partnership's $4.0 billion unsecured revolving credit facility, or Credit Facility.

  •
  Repaying our Euro denominated borrowings of $246.1 million (U.S. dollar equivalent) on the Operating Partnership's $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities.

  •
  Increasing our USD denominated borrowings by $125.0 million on the Supplemental Facility.

  •
  Increasing our borrowings under the Operating Partnership's global unsecured commercial paper note program, or the Commercial Paper program, by $219.8 million through the issuance of U.S. dollar denominated notes.

  •
  Repaying our Euro denominated borrowings of $188.1 million (U.S. dollar equivalent) under the Commercial Paper program.

  •
  Issuing, on January 13, 2016, $550.0 million of senior unsecured notes at a fixed annual interest rate of 2.50% with a maturity date of July 15, 2021 and $800.0 million of senior unsecured notes at a fixed annual interest rate of 3.30% with a maturity date of January 15, 2026.

  •
  Issuing, on May 13, 2016, €500 million ($566.7 million U.S. dollar equivalent as of the issuance date) of senior unsecured notes at a fixed interest rate of 1.25% with a maturity date of May 13, 2025.

  •
  Redeeming at par $163.3 million of senior unsecured notes with a fixed interest rate of 6.10%.

  •
  Unencumbering four properties by repaying $546.8 million in mortgage loans.

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

	June 30, 2016	June 30, 2015	%/Basis Points Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.2%	96.4%	–20 bps
Unconsolidated	94.9%	95.3%	–40 bps
Total Portfolio	95.9%	96.1%	–20 bps
Average Base Minimum Rent per Square Foot
Consolidated	$48.48	$46.40	4.5%
Unconsolidated	$56.22	$53.08	5.9%
Total Portfolio	$50.43	$48.07	4.9%
Total Sales per Square Foot
Consolidated	$592	$608	–2.7%
Unconsolidated	$657	$662	–0.8%
Total Portfolio	$607	$620	–2.1%
The Mills:
Ending Occupancy	98.7%	98.2%	+50 bps
Average Base Minimum Rent per Square Foot	$28.12	$26.53	6.0%
Total Sales per Square Foot	$562	$571	–1.6%

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

  Current Leasing Activities

            During the six months ended June 30, 2016, we signed 390 new leases and 968 renewal leases (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing and relocation) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 4.3 million square feet, of which 3.2 million square feet related to consolidated properties. During the comparable period in 2015, we signed 418 new leases and 702 renewal leases with a fixed minimum rent, comprising approximately 3.4 million square feet, of which 2.6 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $55.15 per square foot in 2016 and $53.44 per square foot in 2015 with an average tenant allowance on new leases of $43.83 per square foot and $41.66 per square foot, respectively.

  Japan Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	June 30, 2016	June 30, 2015	%/Basis Points Change
Ending Occupancy	99.8%	99.8%	+0 bps
Total Sales per Square Foot	¥100,783	¥99,582	1.21%
Average Base Minimum Rent per Square Foot	¥5,005	¥4,967	0.77%

Results of Operations

            The following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  During the six months ended June 30, 2016, we disposed of three retail properties.

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

            The following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  On June 24, 2016, we and our partner opened a 355,000 square foot outlet center in Columbus, Ohio. We have a 50% noncontrolling interest in this new center.

  •
  On April 14, 2016, we acquired a 50% interest in The Shops at Crystals, a 262,000 square foot mall in Las Vegas, Nevada.

  •
  During the six months ended June 30, 2016, we disposed of one retail property.

  •
  On February 1, 2016, we and our partner acquired a 75.0% noncontrolling interest in an outlet center in Ochtrup, Germany.

  •
  During the third quarter of 2015, we closed on our previously announced transaction with Hudson's Bay Company, or HBC, whereby we currently have a 9.3% noncontrolling interest in a newly formed entity, HBS Global Properties, or HBS. HBC contributed 42 of its properties in the U.S. to HBS. Later in the third quarter of 2015, HBS acquired an additional 41 properties in Germany concurrently with HBC's acquisition of Galeria Holding, the parent company of Germany's leading department store, Kaufhof, as further discussed in Note 5 of the condensed notes to our consolidated financial statements. All of the HBS properties have been leased to affiliates of HBC.

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

            For the purposes of the following comparison between the three and six months ended June 30, 2016 and 2015, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both of the periods under comparison.

  Three months ended June 30, 2016 vs. Three months ended June 30, 2015

            Minimum rents increased $54.1 million during 2016, of which the property transactions accounted for $13.9 million of the increase. Comparable rents increased $40.2 million, or 5.3%, primarily attributable to an increase in base minimum rents as well as incremental revenue from our redevelopment and expansion activity. Overage rent decreased $5.8 million as a result of decreased tenant sales and an increase in the overage breakpoints as compared to 2015.

            Tenant reimbursements increased $2.8 million, primarily due to annual fixed contractual increases related to common area maintenance.

            Total other income decreased $79.2 million, primarily due to an $80.2 million gain on the sale of marketable securities recorded in the second quarter of 2015.

            Depreciation and amortization expense increased $7.8 million primarily due to the additional depreciable assets related to the property transactions and our continued redevelopment and expansion activities.

            Interest expense decreased $17.0 million primarily due to the net impact of our financing activities during 2016 and 2015 and the reduction in our effective overall borrowing rate as previously discussed.

            Income and other taxes increased $3.7 million primarily due to taxes related to certain of our international investments.

            Income from unconsolidated entities increased $14.8 million primarily due to favorable results of operations and financing activity of joint venture properties as well as our acquisition and development activity.

            During the second quarter of 2016, we recorded a gain of $4.2 million on the sale of two consolidated retail properties and disposition of our interest in one unconsolidated retail property. During the second quarter of 2015, we disposed of our interests in two unconsolidated retail properties resulting in a gain of $16.3 million.

            Simon's net income attributable to noncontrolling interests decreased $9.6 million primarily due to a decrease in the net income of the Operating Partnership.

  Six months ended June 30, 2016 vs. Six months ended June 30, 2015

            Minimum rents increased $119.2 million during the first six months of 2016, of which the property transactions accounted for $27.6 million of the increase. Comparable rents increased $91.6 million, or 6.1%, primarily attributable to an increase in base minimum rents as well as incremental revenue from our redevelopment and expansion activity. Overage rent decreased $15.8 million as a result of decreased tenant sales and an increase in the overage breakpoints as compared to 2015.

            Tenant reimbursements increased $34.2 million, due to a $10.0 million increase attributable to the property transactions and a $24.2 million, or 3.5%, increase in the comparable properties due to annual fixed contractual increases related to common area maintenance and real estate tax recoveries.

            Total other income decreased $43.6 million, primarily due to an $80.2 million gain on the sale of marketable securities recorded during 2015, partially offset by a $36.9 million pre-tax gain on the sale of our investments in two multi-family residential investments during 2016.

            Depreciation and amortization expense increased $20.3 million primarily due to the additional depreciable assets related to the property transactions and our continued redevelopment and expansion activities.

            Interest expense decreased $30.0 million primarily due to the net impact of our financing activities during 2016 and 2015 and the reduction in our effective overall borrowing rate as previously discussed.

            Income and other taxes increased $12.5 million as a result of taxes due on the sale of one of the multi-family residential investments and taxes related to certain of our international investments.

            Income from unconsolidated entities increased $40.5 million primarily due to favorable results of operations and financing activity of joint venture properties as well as our acquisition and development activity.

            In the first half of 2016, we recorded a gain of $14.8 million on the sale of three consolidated retail properties anddisposition of our interest in one unconsolidated retail property.. We also recorded a non-cash remeasurement gain of $12.1 million related to the change in control of our interest in the European outlet properties as further discussed in Note 5 of the accompanying condensed notes to consolidated financial statements. In the first half of 2015, we disposed of our interests in two unconsolidated retail properties resulting in a gain of $16.3 million, and we recorded a $206.9 million non-cash gain on Klépierre's acquisition of Corio, also as discussed in Note 5.

            Simon's net income attributable to noncontrolling interests decreased $20.1 million primarily due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

            Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised only 3.1% of our total consolidated debt at June 30, 2016. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.0 billion during the six months ended June 30, 2016. In addition, the Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

            Our balance of cash and cash equivalents increased $183.1 million during the first six months of 2016 to $884.3 million as of June 30, 2016 as further discussed in "Cash Flows" below.

            On June 30, 2016, we had an aggregate available borrowing capacity of $6.2 billion under the Credit Facilities, net of outstanding borrowings of $341.6 million and amounts outstanding under the Commercial Paper program of $910.4 million and letters of credit of $6.8 million. For the six months ended June 30, 2016, the maximum aggregate amount outstanding under the Credit Facilities was $1.5 billion and the weighted average amount outstanding was $715.8 million. The weighted average interest rate was 0.93% for the six months ended June 30, 2016. Further, on April 6, 2016, the Operating Partnership amended the Supplemental Facility to, among other matters, (i) exercise its $750.0 million accordion feature such that the Supplemental Facility's borrowing capacity has been increased from $2.75 billion to $3.50 billion and (ii) add a new $750.0 million accordian feature to permit us to further increase the Supplemental Facility's borrowing capacity to $4.25 billion during its term.

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

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2016 totaled $2.0 billion. In addition, we had net proceeds from our debt financing and repayment activities of $139.9 million in 2016. These activities are further discussed below under "Financing and Debt." During the first six months of 2016, we also:

  •
  funded the acquisition of our interest in two joint venture properties, the aggregate cash portion of which was $307.2 million,

  •
  paid stockholder dividends and unitholder distributions totaling approximately $1.2 billion and preferred unit distributions totaling $2.6 million,

  •
  funded consolidated capital expenditures of $383.5 million (including development and other costs of $64.0 million, redevelopment and expansion costs of $232.1 million, and tenant costs and other operational capital expenditures of $87.4 million),

  •
  funded investments in unconsolidated entities of $172.8 million, and

  •
  received proceeds of $36.4 million primarily related to the sale of three retail properties.

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

Financing and Debt

  Unsecured Debt

            At June 30, 2016, our unsecured debt consisted of $15.3 billion of senior unsecured notes of the Operating Partnership, net of discounts, $216.6 million outstanding under the Operating Partnership's Credit Facility, $125.0 million outstanding under the Supplemental Facility, and $910.4 million outstanding under the Commercial Paper program. The June 30, 2016 balance on the Credit Facility included $216.6 million (U.S. dollar equivalent) of Yen-denominated borrowings. Foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges of a portion of our international investments.

            On June 30, 2016, we had an aggregate available borrowing capacity of $6.2 billion under the Credit Facility and Supplemental Facility. The maximum aggregate outstanding balance under the Credit Facilities during the six months ended June 30, 2016 was $1.5 billion and the weighted average outstanding balance was $715.8 million. Letters of credit of $6.8 million were outstanding under the Credit Facilities as of June 30, 2016.

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

            On April 6, 2016, the Operating Partnership amended the Supplemental Facility to, among other matters, (i) exercise its $750.0 million accordion feature such that the Supplemental Facility's borrowing capacity has been increased from $2.75 billion to $3.50 billion and (ii) add a new $750.0 million accordian feature to permit us to further increase the Supplemental Facility's borrowing capacity to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points. The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

            The maximum aggregate program size of the Commercial Paper program is $1.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facility and the Supplemental Facility and if necessary or appropriate, we may make one or more draws under either the Credit Facility or the Supplemental Facility to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2016, we had $910.4 million outstanding under the Commercial Paper program fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 0.55%. The borrowings mature on various dates from July 1, 2016 to September 22, 2016 and reduce amounts otherwise available under the Credit Facilities.

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

            On May 13, 2016, a wholly-owned subsidiary of the Operating Partnership issued €500 million ($566.7 million U.S. dollar equivalent) of senior unsecured notes at a fixed interest rate of 1.25% with a maturity date of May 13, 2025. Proceeds from the unsecured notes offering were used to pay down the Euro-denominated borrowings on the Credit Facilities and to repay at maturity the Euro-denominated borrowings under the Commercial Paper program, and for general corporate purposes.

            During the six months ended June 30, 2016, the Operating Partnership redeemed at par $163.3 million of senior unsecured notes with a fixed interest rate of 6.10%.

  Mortgage Debt

            Total mortgage indebtedness was $6.4 billion and $6.6 billion at June 30, 2016 and December 31, 2015, respectively.

            During the six months ended June 30, 2016, we repaid $546.8 million in mortgage loans, with a weighted average interest rate of 7.31%, unencumbering four properties. On January 1, 2016, as discussed in Note 5, we consolidated the European entity that held our interests in six Designer Outlet properties, as we obtained control of the entity. This resulted in the consolidation of two of the six operating properties — Parndorf Designer Outlet and Roermond Designer Outlet, subject to existing fixed rate mortgage loans of $102.4 million and $200.3 million, respectively (both amounts U.S. dollar equivalent). The loans mature on May 20, 2022 and December 1, 2021 and bear interest at 1.95% and 1.86%, respectively.

  Covenants

            Our unsecured debt agreements contain financial and other non-financial covenants. If we fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2016, we were in compliance with all covenants of our unsecured debt.

            At June 30, 2016, we are the borrowers under 44 non-recourse mortgage notes secured by mortgages on 47 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2016, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2016 and December 31, 2015, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of June 30, 2016	Effective Weighted Average Interest Rate (1)	Adjusted Balance as of December 31, 2015	Effective Weighted Average Interest Rate (1)
Fixed Rate	$22,200,349	3.82%	$20,330,880	4.12%
Variable Rate	723,592	1.52%	2,085,802	1.50%

	$22,923,941	3.74%	$22,416,682	3.88%

(1)
Excludes the impact of net discounts and debt issue costs.

  Contractual Obligations

            There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the separate 2015 Annual Reports on Form 10-K of Simon and the Operating Partnership.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2016, for the remainder of 2016 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2016	2017 - 2018	2019 - 2020	After 2020	Total
Long Term Debt (1)	$1,440,183	$3,834,022	$4,900,466	$12,856,687	$23,031,358
Interest Payments (2)	434,922	1,467,009	1,154,798	2,815,571	5,872,300

(1)
Represents principal maturities only and, therefore, excludes net discounts of $14,332 and debt issue costs of $93,085.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2016.

  Off-Balance Sheet Arrangements

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2016, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $317.5 million (of which we have a right of recovery from our joint venture partners of $76.5 million). Mortgages guaranteed by us are secured by the property of the applicable joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

            In February 2016, we and our partner, through our European investee, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million. On July 25, 2016, this European entity also acquired the remaining 33% interest in outlet centers in Naples, Italy and Venice, Italy as well as the remaining interests in related expansion projects and working capital for cash consideration of approximately €145.5 million. This will result in the consolidation of these two properties on the acquisition date and will be accounted for as a step acquisition, requiring a remeasurement of our previously held equity interest to fair value and the recognition of a non-cash gain in earnings during the third quarter of 2016.

            On April 14, 2016, we and our joint venture partner completed the acquisition of The Shops at Crystals, a 262,000 square foot luxury shopping center on the Las Vegas Strip, for $1.1 billion. The transaction was funded with a combination of cash on hand, cash from our partner, and a $550.0 million 3.74% fixed-rate mortgage financing that will mature on July 1, 2026. We have a 50% noncontrolling interest in this joint venture and will manage the day-to-day operations.

            Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

            During the first six months of 2016, we disposed of our interests in two multi-family residential investments, three consolidated retail properties, and one unconsolidated retail property. Gross proceeds on the consolidated retail property dispositions were $81.8 million with an aggregate gain on these dispositions of $12.3 million, The gain on the unconsolidated retail property was $2.5 million. The aggregate gain of $36.9 million from the sale of the two unconsolidated residential investments is included in other income and resulted in an additional $7.2 million in taxes included in income and other taxes.

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

            On July 22, 2015, we closed on our previously announced joint venture with HBC, to which HBC contributed 42 properties in the U.S. and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling equity interest in HBS. As of June 30, 2016, we have funded $8.8 million of this commitment. On September 30, 2015, HBC announced it had closed on the acquisition of Galeria Holding, the parent company of Germany's leading department store, Kaufhof. In conjunction with the closing, HBS acquired 41 Kaufhof properties in Germany from HBC. All of the properties have been leased to affiliates of HBC. We contributed an additional $178.5 million to HBS upon closing of the Galeria Holding transaction. Our noncontrolling equity interest in HBS is approximately 9.3% at June 30, 2016.

Development Activity

  New Domestic Developments, Redevelopments and Expansions.

            On June 24, 2016, we and our partner opened a 355,000 square foot outlet center located in Columbus, Ohio. We own a 50% noncontrolling interest in this center. Our share of the cost of this project is approximately $47.5 million.

            During the second quarter of 2016, construction began on Norfolk Premium Outlets, a 332,000 square foot center in Norfolk, Virginia scheduled to open in June 2017. We own a 65% noncontrolling interest in this project. Our estimated share of the cost of this project is $69.6 million.

            In addition, construction, which began in 2015, continues on the following properties:

  •
  Clarksburg Premium Outlets, a 392,000 square foot project, located in Clarksburg, Maryland, which is scheduled to open in October 2016. We own a 66% noncontrolling interest in this project. Our estimated share of the cost of this project is $127.7 million.

  •
  The Shops at Clearfork, a 545,000 square foot project located in Fort Worth, Texas, which is scheduled to open in 2017. We own a 45% noncontrolling interest in this project. Our estimated share of the cost of this project is $101.6 million.

  •
  The 500,000 square foot retail component of Brickell City Centre, a mixed-use development in downtown Miami. We own a 25% noncontrolling interest in the retail component of this project which is scheduled to open in the fourth quarter of 2016. Our share of the estimated cost of this project including development fees is approximately $110.0 million.

            We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, are underway at over 30 properties in the United States.

            Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $2.1 billion. We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 8-10% for all of our new development, expansion and redevelopment projects.

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2016 will be approximately $156 million, primarily funded through reinvested joint venture cash flow and construction loans.

            The following table describes these new development and expansion projects as well as our share of the estimated total cost as of June 30, 2016 (in millions):

Property	Location	Gross Leasable Area (sqft)	Our Ownership Percentage	Our Share of Projected Net Cost (in Local Currency)	Our Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Genting Highlands Premium Outlets	Kuala Lumpur, Malaysia	252,000	50%	MYR 120.7	$30.3	Q2 - 2017
Premium Outlet Collection — Edmonton International Airport	Edmonton (Alberta), Canada	428,000	50%	CAD 108.2	$83.6	Oct. - 2017
Provence Designer Outlets	Miramas, France	269,000	90%	EUR 104.1	$115.9	Mar. - 2017
Siheung Premium Outlets	Siheung, Korea	399,000	50%	KRW 123,695	$107.4	May - 2017
Expansions:
Noventa Di Piave Designer Outlets Phase 4	Venice, Italy	67,000	60%	EUR 28.4	$31.7	Nov. - 2016
Roermond Designer Outlets Phase 4	Roermond, Netherlands	125,000	29%	EUR 20.1	$22.4	Apr. - 2017

Dividends, Distributions and Stock Repurchase Program

            Simon paid a common stock dividend of $1.60 per share in the second quarter of 2016 and $3.20 per share for the six months ended June 30, 2016. The Operating Partnership made distributions per unit for the same amounts. In 2015, Simon paid dividends of $1.50 and $2.90 per share for the three and six month periods ended June 30, 2015, respectively. The Operating Partnership made distributions per unit for the same amounts. Simon's Board of Directors declared a quarterly cash dividend for the third quarter of 2016 of $1.65 per share of common stock payable on August 31, 2016 to stockholders of record on August 17, 2016. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon's future dividends and the Operating Partnership's future distributions will be determined by Simon's Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon's status as a REIT.

            On April 2, 2015, Simon's Board of Directors authorized Simon to repurchase up to $2.0 billion of common stock over a twenty-four month period as market conditions warrant. Simon may repurchase the shares in the open market or in privately negotiated transactions. During the six months ended June 30, 2016, no purchases were made as part of this program. As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of our units from Simon.

Forward-Looking Statements

            Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability and terms of financing, changes in our credit rating or outlook, changes in market rates of interest and foreign exchange rates for foreign currencies, changes in value of investments in foreign entities, the ability to hedge interest rate and currency risk, risks associated with the acquisition, development, expansion, leasing and management of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic conditions, changes in market rental rates, security breaches that could compromise our information technology or infrastructure or personally identifiable data of customers of our retail properties, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, the intensely competitive market environment in the retail industry, costs of common area maintenance, risks related to international activities, including, without limitation, the impact of the United Kingdom's vote to leave the European Union, insurance costs and coverage, the loss of key management personnel, terrorist activities, changes in economic and market conditions and maintenance of Simon's status as a REIT. We discussed these and other risks and uncertainties under the heading "Risk Factors" in our separate 2015 Annual Reports on Form 10-K of Simon and the Operating Partnership. We may update that discussion in subsequent periodic reports, but we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

            The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Funds from Operations (A)	$952,871	$955,356	$1,904,703	$1,786,087

Change in FFO from prior period	–0.3%	21.9%	6.6%	8.3%

Consolidated Net Income	$527,325	$554,526	$1,091,164	$1,186,962
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	300,179	291,853	597,376	576,080
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	134,893	128,184	253,135	252,068
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(4,209)	(16,339)	(26,897)	(223,266)
Net income attributable to noncontrolling interest holders in properties	(565)	(609)	(1,294)	(1,298)
Noncontrolling interests portion of depreciation and amortization	(3,439)	(946)	(6,155)	(1,833)
Preferred distributions and dividends	(1,313)	(1,313)	(2,626)	(2,626)

FFO of the Operating Partnership (A)	$952,871	$955,356	$1,904,703	$1,786,087
FFO allocable to limited partners	127,386	137,682	264,285	257,987

Dilutive FFO allocable to common stockholders (A)	$825,485	$817,674	$1,640,418	$1,528,100

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.45	$1.52	$3.01	$3.26
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	1.19	1.16	2.33	2.28
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(0.01)	(0.05)	(0.07)	(0.62)

Diluted FFO per share (A)	$2.63	$2.63	$5.27	$4.92

Basic and Diluted weighted average shares outstanding	313,399	310,499	311,408	310,799
Weighted average limited partnership units outstanding	48,363	52,263	50,170	52,472

Basic and Diluted weighted average shares and units outstanding	361,762	362,762	361,578	363,271

(A)
Includes FFO of the Operating Partnership related to a gain on sale of marketable securities of $80.2 million, or $0.22 per diluted share/unit, for the three and six months ended June 30, 2015. Includes Diluted FFO allocable to common stockholders of $68.6 million for the three and six months ended June 30, 2015.

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of Portfolio NOI and Comparable NOI.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$527,325	$554,526	$1,091,164	$1,186,962
Income and other taxes	7,115	3,420	22,301	9,781
Interest expense	213,995	230,974	433,185	463,147
Income from unconsolidated entities	(84,990)	(70,196)	(175,616)	(135,068)
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(4,209)	(16,339)	(26,897)	(223,266)

Operating Income	659,236	702,385	1,344,137	1,301,556
Depreciation and amortization	303,585	295,778	604,199	583,883

NOI of consolidated entities	$962,821	$998,163	$1,948,336	$1,885,439

Reconciliation of NOI of unconsolidated entities:
Net Income	$200,938	$220,217	$455,649	$392,259
Interest expense	151,022	149,041	294,781	296,062
Gain on sale or disposal of assets and interests in unconsolidated entities	(6,049)	(35,779)	(60,522)	(35,779)

Operating Income	345,911	333,479	689,908	652,542
Depreciation and amortization	149,721	148,607	281,200	290,265

NOI of unconsolidated entities	$495,632	$482,086	$971,108	$942,807

Add: Our share of NOI from Klépierre and HBS	62,219	43,364	116,930	86,661

Total NOI	$1,520,672	$1,523,613	$3,036,374	$2,914,907

Total NOI Growth	–0.2%		4.2%
Less: Corporate and Other NOI Sources (1)	33,311	138,797	104,617	190,445

Portfolio NOI	$1,487,361	$1,384,816	$2,931,757	$2,724,462

Portfolio NOI Growth	7.4%		7.6%
Less: Our share of NOI from Klépierre and HBS	62,219	43,364	116,930	86,661
Less: International Properties (2)	99,337	89,654	190,059	173,202
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	56,219	21,687	98,749	38,480

Comparable Property NOI (4)	$1,269,586	$1,230,111	$2,526,019	$2,426,119

Comparable Property NOI Growth	3.2%		4.1%

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

            Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon's disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, Simon's disclosure controls and procedures were effective at a reasonable assurance level.

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in Simon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, Simon's internal control over financial reporting.

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

            Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Operating Partnership's disclosure controls and procedures were effective at a reasonable assurance level.

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Operating Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 1A.    Risk Factors

            Through the period covered by this report, except as set forth below, there were no material changes to the Risk Factors disclosed under Item 1A: Risk Factors in Part I of the separate 2015 Annual Reports on Form 10-K of Simon and the Operating Partnership.

Risks Relating to Real Estate Investments and Operations

The United Kingdom's pending departure from the European Union could have a material adverse effect on us.

            The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union ("Brexit"), which has created significant volatility in the global financial markets and has adversely affected markets in the United Kingdom in particular. Negotiations are expected to commence to determine the future terms of the United Kingdom's relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of the United Kingdom's withdrawal from the European Union will depend on agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit is likely to continue to adversely affect the United Kingdom, European and worldwide economic and market conditions, and could contribute to greater instability in global financial and foreign exchange markets before and after the terms of the United Kingdom's future relationships with the European Union are settled. Further, financial and other markets may suffer losses as a result of other countries determining to withdraw from the European Union or from any future significant changes to the European Union's structure and/or regulations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

            We currently hold, and may acquire additional, equity interests in properties located in the United Kingdom and Europe, as well as other investments that are denominated in Pounds Sterling and Euros. In addition, our Operating Partnership has issued, and may issue in the future, senior unsecured notes denominated in Euros. Any of the effects of Brexit described above, and others we cannot anticipate, could have a material adverse effect on our business, the value of our properties and investments and our potential growth in Europe, and could amplify the currency risks faced by us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  Simon

  Unregistered Sales of Equity Securities

            There were no unregistered sales of equity securities made by Simon during the quarter ended June 30, 2016.

  The Operating Partnership

  Unregistered Sales of Equity Securities

            There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2016.

  Issuer Purchases of Equity Securities

            There were no purchases of equity securities made by the Operating Partnership during the quarter ended June 30, 2016.

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

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
10.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 6, 2016 (incorporated by reference to Exhibit 10.1 of Simon Property Group, L.P.'s Current Report on Form 8-K filed April 7, 2016).
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

SIMON PROPERTY GROUP, INC.
/s/ ANDREW JUSTER Andrew Juster Executive Vice President and Chief Financial Officer
Date: August 4, 2016
SIMON PROPERTY GROUP, L.P.
/s/ ANDREW JUSTER Andrew Juster Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner
Date: August 4, 2016