Form 10-Q
period 2016-09-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2016-11-03
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

SIMON PROPERTY GROUP, INC.

SIMON PROPERTY GROUP, L.P.

(Exact name of registrant as specified in its charter)

Delaware (Simon Property Group, Inc.) Delaware (Simon Property Group, L.P.) (State of incorporation or organization)	001‑14469 (Simon Property Group, Inc.) 001-36110 (Simon Property Group, L.P.) (Commission File No.)	04‑6268599 (Simon Property Group, Inc.) 34-1755769 (Simon Property Group, L.P.) (I.R.S. Employer Identification No.)
225 West Washington Street Indianapolis, Indiana 46204 (Address of principal executive offices)
(317) 636‑1600 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Simon Property Group, Inc. Yes ☒ No ☐	Simon Property Group, L.P. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Simon Property Group, Inc.:
Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Simon Property Group, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act).

Simon Property Group, Inc. Yes ☐ No ☒	Simon Property Group, L.P. Yes ☐ No ☒

As of September 30, 2016, Simon Property Group, Inc. had 314,229,517 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10‑Q for the quarterly period ended September 30, 2016 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority‑owned partnership subsidiary, for which Simon is the general partner. As of September 30, 2016, Simon owned an approximate 86.9% ownership interest in the Operating Partnership, with the remaining 13.1% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day‑to‑day management.

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

We believe that combining the quarterly reports on Form 10‑Q of Simon and the Operating Partnership into this single report provides the following benefits:

•	enhances investors’ understanding of Simon and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•	eliminates duplicative disclosure and provides a more streamlined presentation since substantially all of the disclosure in this report applies to both Simon and the Operating Partnership; and
•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

We believe it is important for investors to understand the few differences between Simon and the Operating Partnership in the context of how we operate as a consolidated company. The primary difference is that Simon itself does not conduct business, other than acting as the general partner of the Operating Partnership and issuing equity or equity‑related instruments from time to time. In addition, Simon itself does not incur any indebtedness, as all debt is incurred by the Operating Partnership or entities/subsidiaries owned or controlled by the Operating Partnership.

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

The presentation of stockholders’ equity, partners’ equity and noncontrolling interests are the main areas of difference between the consolidated financial statements of Simon and those of the Operating Partnership. The differences between stockholders’ equity and partners’ equity result from differences in the equity issued at the Simon and Operating Partnership levels. The units held by limited partners in the Operating Partnership are accounted for as partners’ equity in the Operating Partnership’s financial statements and the units held by limited partners are accounted for as noncontrolling interests in Simon’s financial statements. The noncontrolling interests in the Operating Partnership’s financial statements include the interests of unaffiliated partners in various consolidated partnerships. The noncontrolling interests in Simon’s financial statements include the same noncontrolling interests at the Operating Partnership level and, as previously stated, the units held by limited partners of the Operating Partnership. Although classified differently, total equity of Simon and the Operating Partnership is the same.

To help investors understand the differences between Simon and the Operating Partnership, this report provides:

•	separate consolidated financial statements for Simon and the Operating Partnership;
•

a single set of condensed notes to such consolidated financial statements that includes separate discussions of noncontrolling interests and stockholders’ equity or partners’ equity, accumulated other comprehensive income (loss) and per share and per unit data, as applicable;

•	a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that also includes discrete information related to each entity; and
•	separate Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds sections.

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of Simon and the Operating Partnership in order to establish that the requisite certifications have been made and that Simon and the Operating Partnership are each compliant with Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350. The separate discussions of Simon and the Operating Partnership in this report should be read in conjunction with each other to understand our results on a consolidated basis and how management operates our business.

In order to highlight the differences between Simon and the Operating Partnership, the separate sections in this report for Simon and the Operating Partnership specifically refer to Simon and the Operating Partnership. In the sections that combine disclosure of Simon and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of “we,” “us” or “ours.” Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures, holds assets and incurs debt, we believe that reference to “we,” “us” or “our” in this context is appropriate because the business is one enterprise and we operate the business through the Operating Partnership.

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10‑Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2016	2015
ASSETS:
Investment properties, at cost	$35,154,142	$33,463,124
Less - accumulated depreciation	10,622,781	9,915,386
	24,531,361	23,547,738
Cash and cash equivalents	814,747	701,134
Tenant receivables and accrued revenue, net	626,423	624,605
Investment in unconsolidated entities, at equity	2,439,554	2,481,574
Investment in Klepierre, at equity	1,897,095	1,943,363
Deferred costs and other assets	1,359,668	1,266,768
Total assets	$31,668,848	$30,565,182
LIABILITIES:
Mortgages and unsecured indebtedness	$23,078,515	$22,416,682
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,240,713	1,323,801
Cash distributions and losses in partnerships and joint ventures, at equity	1,369,842	1,368,544
Other liabilities	493,615	214,249
Total liabilities	26,182,685	25,323,276
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	159,350	25,537
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	43,487	43,733
Common stock, $0.0001 par value, 511,990,000 shares authorized, 319,577,068 and 314,806,914 issued and outstanding, respectively	32	31
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,478,309	9,384,450
Accumulated deficit	(4,349,705)	(4,266,930)
Accumulated other comprehensive loss	(115,832)	(252,686)
Common stock held in treasury, at cost, 5,347,551 and 5,394,345 shares, respectively	(427,294)	(437,134)
Total stockholders’ equity	4,628,997	4,471,464
Noncontrolling interests	697,816	744,905
Total equity	5,326,813	5,216,369
Total liabilities and equity	$31,668,848	$30,565,182

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
REVENUE:
Minimum rent	$842,801	$788,368	$2,483,560	$2,309,951
Overage rent	40,089	47,433	100,256	123,419
Tenant reimbursements	378,187	373,223	1,116,863	1,077,702
Management fees and other revenues	41,721	38,568	109,598	113,674
Other income	54,370	72,545	198,986	260,736
Total revenue	1,357,168	1,320,137	4,009,263	3,885,482
EXPENSES:
Property operating	120,099	115,820	327,915	315,418
Depreciation and amortization	311,757	289,360	915,956	873,243
Real estate taxes	111,727	114,145	328,656	327,519
Repairs and maintenance	23,178	21,189	72,085	73,599
Advertising and promotion	35,695	38,756	103,905	98,727
(Recovery of) provision for credit losses	(747)	(361)	7,861	6,172
Home and regional office costs	41,606	37,204	120,539	112,454
General and administrative	15,154	14,838	45,143	45,182
Other	22,508	31,599	66,875	74,025
Total operating expenses	680,977	662,550	1,988,935	1,926,339
OPERATING INCOME	676,191	657,587	2,020,328	1,959,143
Interest expense	(214,861)	(229,654)	(648,048)	(692,801)
Income and other taxes	(6,325)	(3,658)	(28,626)	(13,440)
Income from unconsolidated entities	83,374	68,221	258,990	203,289
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	49,561	—	76,459	223,266
CONSOLIDATED NET INCOME	587,940	492,496	1,679,103	1,679,457
Net income attributable to noncontrolling interests	82,362	71,653	235,472	244,868
Preferred dividends	834	834	2,503	2,503
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$504,744	$420,009	$1,441,128	$1,432,086
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.61	$1.36	$4.61	$4.62

Consolidated Net Income	$587,940	$492,496	$1,679,103	$1,679,457
Unrealized (loss) gain on derivative hedge agreements	(1,256)	(6,884)	(16,351)	12,455
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	3,199	2,819	145,737	(72,090)
Currency translation adjustments	1,447	(6,033)	18,888	(144,826)
Changes in available-for-sale securities and other	1,313	8,004	13,375	(14,080)
Comprehensive income	592,643	490,402	1,840,752	1,460,916
Comprehensive income attributable to noncontrolling interests	82,982	71,352	260,267	213,654
Comprehensive income attributable to common stockholders	$509,661	$419,050	$1,580,485	$1,247,262

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,679,103	$1,679,457
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	972,046	920,689
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(76,459)	(223,266)
Gain on sale of marketable securities	—	(80,187)
Straight-line rent	(36,762)	(39,627)
Equity in income of unconsolidated entities	(258,990)	(203,289)
Distributions of income from unconsolidated entities	239,390	191,886
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	55,989	55,676
Deferred costs and other assets	8,216	(87,403)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(49,759)	4,892
Net cash provided by operating activities	2,532,774	2,218,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(499,976)	(1,410,881)
Repayments of loans to related parties	8,207	—
Capital expenditures, net	(577,197)	(772,850)
Cash impact from the consolidation of properties	59,994	—
Net proceeds from sale of assets	36,558	—
Investments in unconsolidated entities	(252,337)	(233,416)
Purchase of marketable and non-marketable securities	(9,131)	(49,157)
Proceeds from sale of marketable and non-marketable securities	—	454,012
Distributions of capital from unconsolidated entities and other	472,109	739,845
Net cash used in investing activities	(761,773)	(1,272,447)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(246)	(3,547)
Purchase of shares related to stock grant recipients' tax withholdings	(4,299)	—
Purchase of preferred stock, limited partner units and treasury stock	—	(505,691)
Distributions to noncontrolling interest holders in properties	(6,518)	(6,026)
Contributions from noncontrolling interest holders in properties	682	777
Preferred distributions of the Operating Partnership	(1,436)	(1,436)
Preferred dividends and distributions to stockholders	(1,518,823)	(1,383,253)
Distributions to limited partners	(237,837)	(231,833)
Proceeds from issuance of debt, net of transaction costs	10,087,509	6,346,923
Repayments of debt	(9,976,420)	(4,917,716)
Net cash used in financing activities	(1,657,388)	(701,802)
INCREASE IN CASH AND CASH EQUIVALENTS	113,613	244,579
CASH AND CASH EQUIVALENTS, beginning of period	701,134	612,282
CASH AND CASH EQUIVALENTS, end of period	$814,747	$856,861

The accompanying notes are an integral part of these statements

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	September 30,	December 31,
	2016	2015
ASSETS:
Investment properties, at cost	$35,154,142	$33,463,124
Less — accumulated depreciation	10,622,781	9,915,386
	24,531,361	23,547,738
Cash and cash equivalents	814,747	701,134
Tenant receivables and accrued revenue, net	626,423	624,605
Investment in unconsolidated entities, at equity	2,439,554	2,481,574
Investment in Klepierre, at equity	1,897,095	1,943,363
Deferred costs and other assets	1,359,668	1,266,768
Total assets	$31,668,848	$30,565,182
LIABILITIES:
Mortgages and unsecured indebtedness	$23,078,515	$22,416,682
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,240,713	1,323,801
Cash distributions and losses in partnerships and joint ventures, at equity	1,369,842	1,368,544
Other liabilities	493,615	214,249
Total liabilities	26,182,685	25,323,276
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	159,350	25,537
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	43,487	43,733
General Partner, 314,237,517 and 309,420,569 units outstanding, respectively	4,585,510	4,427,731
Limited Partners, 47,526,595 and 51,814,235 units outstanding, respectively	693,532	741,449
Total partners’ equity	5,322,529	5,212,913
Nonredeemable noncontrolling interests in properties, net	4,284	3,456
Total equity	5,326,813	5,216,369
Total liabilities and equity	$31,668,848	$30,565,182

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
REVENUE:
Minimum rent	$842,801	$788,368	$2,483,560	$2,309,951
Overage rent	40,089	47,433	100,256	123,419
Tenant reimbursements	378,187	373,223	1,116,863	1,077,702
Management fees and other revenues	41,721	38,568	109,598	113,674
Other income	54,370	72,545	198,986	260,736
Total revenue	1,357,168	1,320,137	4,009,263	3,885,482
EXPENSES:
Property operating	120,099	115,820	327,915	315,418
Depreciation and amortization	311,757	289,360	915,956	873,243
Real estate taxes	111,727	114,145	328,656	327,519
Repairs and maintenance	23,178	21,189	72,085	73,599
Advertising and promotion	35,695	38,756	103,905	98,727
(Recovery of) provision for credit losses	(747)	(361)	7,861	6,172
Home and regional office costs	41,606	37,204	120,539	112,454
General and administrative	15,154	14,838	45,143	45,182
Other	22,508	31,599	66,875	74,025
Total operating expenses	680,977	662,550	1,988,935	1,926,339
OPERATING INCOME	676,191	657,587	2,020,328	1,959,143
Interest expense	(214,861)	(229,654)	(648,048)	(692,801)
Income and other taxes	(6,325)	(3,658)	(28,626)	(13,440)
Income from unconsolidated entities	83,374	68,221	258,990	203,289
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	49,561	—	76,459	223,266
CONSOLIDATED NET INCOME	587,940	492,496	1,679,103	1,679,457
Net income attributable to noncontrolling interests	5,361	839	6,655	2,138
Preferred unit requirements	1,313	1,313	3,939	3,939
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$581,266	$490,344	$1,668,509	$1,673,380
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$504,744	420,009	$1,441,128	$1,432,086
Limited Partners	76,522	70,335	227,381	241,294
Net income attributable to unitholders	$581,266	$490,344	$1,668,509	$1,673,380
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.61	$1.36	$4.61	$4.62

Consolidated net income	$587,940	$492,496	$1,679,103	$1,679,457
Unrealized (loss) gain on derivative hedge agreements	(1,256)	(6,884)	(16,351)	12,455
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	3,199	2,819	145,737	(72,090)
Currency translation adjustments	1,447	(6,033)	18,888	(144,826)
Changes in available-for-sale securities and other	1,313	8,004	13,375	(14,080)
Comprehensive income	592,643	490,402	1,840,752	1,460,916
Comprehensive income attributable to noncontrolling interests	5,361	839	6,655	2,138
Comprehensive income attributable to unitholders	$587,282	$489,563	$1,834,097	$1,458,778

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,679,103	$1,679,457
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	972,046	920,689
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(76,459)	(223,266)
Gain on sale of marketable securities	—	(80,187)
Straight-line rent	(36,762)	(39,627)
Equity in income of unconsolidated entities	(258,990)	(203,289)
Distributions of income from unconsolidated entities	239,390	191,886
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	55,989	55,676
Deferred costs and other assets	8,216	(87,403)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(49,759)	4,892
Net cash provided by operating activities	2,532,774	2,218,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(499,976)	(1,410,881)
Repayments of loans to related parties	8,207	—
Capital expenditures, net	(577,197)	(772,850)
Cash impact from the consolidation of properties	59,994	—
Net proceeds from sale of assets	36,558	—
Investments in unconsolidated entities	(252,337)	(233,416)
Purchase of marketable and non-marketable securities	(9,131)	(49,157)
Proceeds from sale of marketable and non-marketable securities	—	454,012
Distributions of capital from unconsolidated entities and other	472,109	739,845
Net cash used in investing activities	(761,773)	(1,272,447)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(246)	(3,547)
Purchase of units related to stock grant recipients' tax withholdings	(4,299)	—
Purchase of preferred stock, limited partner units and treasury stock	—	(505,691)
Distributions to noncontrolling interest holders in properties	(6,518)	(6,026)
Contributions from noncontrolling interest holders in properties	682	777
Partnership distributions	(1,758,096)	(1,616,522)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	10,087,509	6,346,923
Mortgage and unsecured indebtedness principal payments	(9,976,420)	(4,917,716)
Net cash used in financing activities	(1,657,388)	(701,802)
INCREASE IN CASH AND CASH EQUIVALENTS	113,613	244,579
CASH AND CASH EQUIVALENTS, beginning of period	701,134	612,282
CASH AND CASH EQUIVALENTS, end of period	$814,747	$856,861

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

We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2016, we owned or held an interest in 204 income‑producing properties in the United States, which consisted of 108 malls, 71 Premium Outlets, 14 Mills, four lifestyle centers, and seven other retail properties in 37 states and Puerto Rico. Internationally, as of September 30, 2016, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. We also own an interest in six Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which four properties are consolidated. Of the six properties in Europe, two are located in Italy and one each is located in Austria, Germany, the Netherlands, and the United Kingdom. As of September 30, 2016, we also owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10‑Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10‑Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the separate 2015 Annual Reports on Form 10‑K of Simon and the Operating Partnership.

As of September 30, 2016, we consolidated 134 wholly‑owned properties and 17 additional properties that are less than wholly‑owned, but which we control or for which we are the primary beneficiary. We account for the remaining 76 properties, or the joint venture properties, as well as our investments in Klépierre, Aéropostale, and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day‑to‑day operations of 55 of the 76 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, and the United Kingdom comprise 17 of the remaining 21 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests in the Operating Partnership, or preferred units, and are included in net

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 86.4% and 85.6% for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, Simon’s ownership interest in the Operating Partnership was 86.9% and 85.7%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

Preferred unit requirements in the Operating Partnership’s accompanying consolidated statements of operations and comprehensive income represent distributions on outstanding preferred units and are recorded when declared.

Reclassifications

We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2016 presentation. These reclassifications had no impact on previously reported net income attributable to common stockholders or unitholders or earnings per share or per unit.

3. Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers’ acceptances, Eurodollars, repurchase agreements, and money market deposits or securities. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions of high credit quality. However, at certain times, such cash and cash equivalents are in excess of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits.

Marketable and Non‑Marketable Securities

Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available‑for‑sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At September 30, 2016 and December 31, 2015, we had marketable securities of $209.8 million and $183.8 million, respectively, generally accounted for as available-for-sale, which are adjusted to their quoted market price with a corresponding adjustment in other comprehensive income (loss). Net unrealized gains as of September 30, 2016 and December 31, 2015 were approximately $25.6 million and $12.6 million, respectively, and represent the valuation adjustments for our marketable securities.

The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than 1 to 10 years. These securities are classified as available‑for‑sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other‑than‑temporary. We review any declines in value of these securities for other‑than‑temporary impairment and consider the severity and duration of any decline in value. To the extent an other‑than‑temporary impairment is deemed to have occurred, an impairment charge is recorded and a new cost basis is established.

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

At September 30, 2016 and December 31, 2015, we had investments of $188.2 million and $181.4 million, respectively, in non‑marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value. No material adjustment in the carrying value was required for the three and nine months ended September 30, 2016.

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

The marketable securities we held at September 30, 2016 and December 31, 2015 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross liability balance of $13.8 million at September 30, 2016 and a gross asset value of $13.5 million and $27.8 million at September 30, 2016 and December 31, 2015, respectively.

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

Noncontrolling Interests

Simon

Details of the carrying amount of Simon’s noncontrolling interests are as follows:

	As of	As of
	September 30,	December 31,
	2016	2015
Limited partners’ interests in the Operating Partnership	$693,532	$741,449
Nonredeemable noncontrolling interests in properties, net	4,284	3,456
Total noncontrolling interests reflected in equity	$697,816	$744,905

Net income attributable to noncontrolling interests (which includes nonredeemable and redeemable noncontrolling interests in consolidated properties, limited partners’ interests in the Operating Partnership and preferred distributions payable by the Operating Partnership on its outstanding preferred units) is a component of consolidated net income. In addition, the individual components of other comprehensive income (loss) are presented in the aggregate for both controlling and noncontrolling interests, with the portion attributable to noncontrolling interests deducted from comprehensive income attributable to common stockholders.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

A rollforward of noncontrolling interests reflected in equity is as follows:

	For The Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Noncontrolling interests, beginning of period	$696,286	$766,261	$744,905	$858,328
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	77,172	71,175	229,370	243,432
Distributions to noncontrolling interest holders	(79,235)	(81,296)	(239,679)	(234,694)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized (loss) gain on derivative hedge agreements	(164)	(987)	(1,886)	1,874
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	418	404	19,147	(10,341)
Currency translation adjustments	194	(865)	5,977	(20,530)
Changes in available-for-sale securities and other	172	1,148	1,557	(2,216)
	620	(300)	24,795	(31,213)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership	(9,433)	(9,791)	(28,398)	(91,294)
Units exchanged for common shares	(96)	(2)	(70,101)	(7,907)
Units redeemed	—	—	—	(14,843)
Long-term incentive performance units	12,081	11,819	36,243	35,459
Contributions by noncontrolling interests, net, and other	421	165	681	763
Noncontrolling interests, end of period	$697,816	$758,031	$697,816	$758,031

The Operating Partnership

Our evaluation of the appropriateness of classifying the Operating Partnership’s common units of partnership interest, or units, held by Simon and the Operating Partnership's limited partners within permanent equity considered several significant factors. First, as a limited partnership, all decisions relating to the Operating Partnership’s operations and distributions are made by Simon, acting as the Operating Partnership’s sole general partner. The decisions of the general partner are made by Simon's Board of Directors or management. The Operating Partnership has no other governance structure. Secondly, the sole asset of Simon is its interest in the Operating Partnership. As a result, a share of common stock of Simon, or common stock, if owned by the Operating Partnership, is best characterized as being similar to a treasury share and thus not an asset of the Operating Partnership.

Limited partners of the Operating Partnership have the right under the Operating Partnership’s partnership agreement to exchange their units for shares of common stock or cash, as selected by Simon as the sole general partner. Accordingly, we classify units held by limited partners in permanent equity because Simon may elect to issue shares of

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

common stock to limited partners exercising their exchange rights rather than using cash. Under the Operating Partnership’s partnership agreement, the Operating Partnership is required to redeem units held by Simon only when Simon has repurchased shares of common stock. We classify units held by Simon in permanent equity because the decision to redeem those units would be made by Simon.

Net income attributable to noncontrolling interests (which includes nonredeemable and redeemable noncontrolling interests in consolidated properties) is a component of consolidated net income.

A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Noncontrolling nonredeemable interests (deficit) in properties, net — beginning of period	$3,853	$(411)	$3,456	$(229)
Net income attributable to noncontrolling nonredeemable interests	650	840	1,989	2,138
Distributions to noncontrolling nonredeemable interestholders	(640)	(781)	(1,842)	(2,861)
Contributions by noncontrolling interests, net, and other	421	164	681	764
Noncontrolling nonredeemable interests (deficit) in properties, net — end of period	$4,284	$(188)	$4,284	$(188)

Accumulated Other Comprehensive Income (Loss)

Simon

The changes in accumulated other comprehensive income (loss) net of noncontrolling interest by component consisted of the following as of September 30, 2016:

			Net unrealized
	Currency	Accumulated	gains on
	translation	derivative	marketable
	adjustments	losses, net	securities	Total
Beginning balance	$(248,285)	$(15,161)	$10,760	$(252,686)
Other comprehensive income (loss) before reclassifications	12,911	(14,094)	11,446	10,263
Amounts reclassified from accumulated other comprehensive income (loss)	118,833	7,758	—	126,591
Net current-period other comprehensive income (loss)	131,744	(6,336)	11,446	136,854
Ending balance	$(116,541)	$(21,497)	$22,206	$(115,832)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Currency translation adjustments	$(136,806)	$—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	17,973	—	Net income attributable to noncontrolling interests
	$(118,833)	$—

Accumulated derivative losses, net	$(9,303)	$(8,097)	Interest expense
	372	—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	1,173	1,161	Net income attributable to noncontrolling interests
	$(7,758)	$(6,936)

Realized gain on sale of marketable securities	$—	$80,187	Other income
	—	(11,502)	Net income attributable to noncontrolling interests
	$—	$68,685

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

The changes in accumulated other comprehensive income (loss) by component consisted of the following as of September 30, 2016:

			Net unrealized
	Currency	Accumulated	gains on
	translation	derivative	marketable
	adjustments	losses, net	securities	Total
Beginning balance	$(289,866)	$(17,704)	$12,563	$(295,007)
Other comprehensive income (loss) before reclassifications	18,888	(15,979)	13,003	15,912
Amounts reclassified from accumulated other comprehensive income (loss)	136,806	8,931	—	145,737
Net current-period other comprehensive income (loss)	155,694	(7,048)	13,003	161,649
Ending balance	$(134,172)	$(24,752)	$25,566	$(133,358)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Currency translation adjustments	$(136,806)	$—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	$(136,806)	$—

Accumulated derivative losses, net	$(9,303)	$(8,097)	Interest expense
	372	—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	$(8,931)	$(8,097)

Realized gain on sale of marketable securities	$—	$80,187	Other income
	$—	$80,187

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Derivative Financial Instruments

We record all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have designated a derivative as a hedge and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may use a variety of derivative financial instruments in the normal course of business to selectively manage or hedge a portion of the risks associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there is no significant ineffectiveness from any of our derivative activities. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract. We have no credit‑risk‑related hedging or derivative activities.

As of September 30, 2016, we had the following outstanding interest rate derivatives:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	3	$750.0 million
Interest Rate Caps	1	$52.0 million

The carrying value of our interest rate swap agreements, at fair value, as of September 30, 2016, is a net liability balance of $6.9 million, of which $7.9 million is included in other liabilities and $1.0 million is included in deferred costs and other assets.

The interest rate cap agreement was of nominal value as of September 30, 2016 and we generally do not apply hedge accounting to these arrangements.  As of December 31, 2015, we had no outstanding interest rate derivatives.

We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro‑denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in U.S. dollars for their fair value at or close to their settlement date.

We had the following Euro:USD forward contracts at September 30, 2016 and December 31, 2015 (in millions):

		Asset/(Liability) Value as of
		September 30,	December 31,
Notional Value	Maturity Date	2016	2015
€50.00	August 12, 2016	$—	$13.0
€50.00	August 11, 2017	$11.8	$13.0
€50.00	May 15, 2019	$0.7	$1.8
€50.00	May 15, 2019	$(1.7)	—
€50.00	May 15, 2020	$(1.8)	—
€50.00	May 14, 2021	$(2.0)	—

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

The total gross accumulated loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $24.8 million and $17.7 million as of September 30, 2016 and December 31, 2015, respectively.

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

In March 2016, the FASB issued ASU 2016-07, "Investments – Equity Method and Joint Ventures," eliminating the requirement for retrospective application of equity method accounting when an investment previously accounted for by another method initially qualifies for the equity method.  This standard will be effective for us retrospectively for annual and interim periods beginning after December 15, 2016.  We do not expect that the adoption of this new standard will have an impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses," which introduces new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. This standard will be effective for us in fiscal years beginning after December 15, 2019. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows", which is expected to reduce diversity in practice regarding the classification of certain transactions in the statement of cash flows. The standard will be effective for us retrospectively for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

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

Simon

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income attributable to Common Stockholders — Basic and Diluted	$504,744	$420,009	$1,441,128	$1,432,086
Weighted Average Shares Outstanding — Basic and Diluted	314,234,418	309,417,298	312,356,986	310,333,248

For the nine months ended September 30, 2016, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three and nine months ended September 30, 2016 and 2015. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or limited partner units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income attributable to Unitholders — Basic and Diluted	$581,266	$490,344	$1,668,509	$1,673,380
Weighted Average Units Outstanding — Basic and Diluted	361,764,112	361,234,111	361,640,742	362,584,302

For the nine months ended September 30, 2016, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three and nine months ended September 30, 2016 and 2015. We accrue distributions when they are declared.

5. Investment in Unconsolidated Entities

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 76 properties as of September 30, 2016.

Certain of our joint venture properties are subject to various rights of first refusal, buy‑sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate joint venture agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions), which may result in either the sale of our interest or the use of available cash or borrowings, or the use of limited partnership interests in the Operating Partnership, to acquire the joint venture interest from our partner.

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of September 30, 2016 and December 31, 2015, we had construction loans and other advances to related parties totaling $13.0 million and $13.9 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

On September 15, 2016, we and our partners, through two separate joint ventures, acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  Our noncontrolling interest in the retail operations venture and in the licensing venture is 49.05% and 28.45%, respectively.  Our aggregate investment in the ventures was $33.1 million, which includes our share of working capital funded into the retail business.

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

On July 22, 2015, we closed on our previously announced transaction with Hudson’s Bay Company, or HBC, to which HBC contributed 42 properties in the U.S. and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling interest in the newly formed entity, HBS. As of September 30, 2016, we have funded $19.1 million of this commitment. On September 30, 2015, HBC announced it had closed on the acquisition of Galeria Holding, the parent company of Germany’s leading department store, Kaufhof.  In conjunction with the closing, HBS acquired 41 Kaufhof properties in Germany from HBC. All of these properties have been leased to affiliates of HBC. We contributed an additional $178.5 million to HBS upon closing of the Galeria Holding transaction. Our noncontrolling equity interest in HBS is approximately 9.7% at September 30, 2016. Our share of net income, net of amortization of our excess investment, was $4.7 million and $12.6 million for the three and nine months ended September 30, 2016, respectively. Total assets and total liabilities of HBS as of September 30, 2016 were $4.3 billion and $2.9 billion, respectively, and  total revenues, operating income and consolidated net income were approximately $265.2 million, $175.1 million, and $107.0 million, respectively, for the nine months ended September 30, 2016.

On April 13, 2015, we announced a joint venture with Sears Holdings, or Sears, whereby Sears contributed 10 of its properties located at our malls to the joint venture in exchange for a 50% noncontrolling interest in the joint venture. We contributed $114.0 million in cash in exchange for a 50% noncontrolling interest in the joint venture.  Sears or its affiliates are leasing back each of the 10 properties from the joint venture.  The joint venture has the right to recapture not less than 50% of the space leased to Sears to be used for purposes of redeveloping and releasing the recaptured space.  We will provide development, leasing and management services to the joint venture for any recaptured space.  On July 7, 2015, we separately invested approximately $33.0 million in exchange for 1,125,760 common shares of Seritage Growth Properties, or Seritage, a public REIT formed by Sears, which we account for as an available-for-sale security. Seritage now holds Sears’ interest in the joint venture.

European Investments

At September 30, 2016, we owned 63,924,148 shares, or approximately 20.3%, of Klépierre, which had a quoted market price of $45.78 per share. On July 29, 2014, Klépierre announced that it had entered into a conditional agreement to acquire Corio N.V., or Corio, pursuant to which Corio shareholders received 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015, the tender offer transaction closed and the merger was completed on March 31, 2015, reducing our ownership from 28.9% at December 31, 2014 to 18.3% resulting in a non-cash gain of $206.9 million for the first quarter of 2015 as if we had sold a proportionate share of our investment. On May 11, 2015, we purchased 6,290,000 additional shares of Klépierre for $279.4 million bringing our ownership to 20.3%. All of the excess investment related to this additional purchase has been determined to relate to investment property. Our share of net income (loss), net of amortization of our excess investment, was $5.5 million and ($3.4) million for the three months ended September 30, 2016 and 2015, respectively, and $24.1 million and $6.2 million for the nine months ended September 30, 2016 and 2015, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income and consolidated net income were approximately $1.1 billion, $324.5 million and $157.7 million, respectively, for the nine months ended September 30, 2016 and $1.1 billion, $345.4 million and $139.7 million, respectively, for the nine months ended September 30, 2015.

We have an interest in a European entity that had interests in six Designer Outlet properties as of December 31, 2015.  As of March 31, 2016, our legal percentage ownership interests in these entities ranged from 45% to 90%. We obtained control of the entity requiring a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $12.1 million in earnings during the first quarter of 2016, which includes amounts reclassified from accumulated other comprehensive income (loss) related to the currency translation adjustment previously recorded on our investment. The gain is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.  As a result of the change in control, we consolidated two of the six outlet properties on January 1, 2016. The consolidation required us to recognize the entity's identifiable assets and liabilities at fair value in our

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

consolidated financial statements along with the related redeemable noncontrolling interest representing our partners' share. The fair value of the consolidated assets and liabilities relates primarily to investment property, investments in unconsolidated entities and assumed mortgage debt.  Due to certain redemption rights held by our venture partner, the noncontrolling interest is presented on the accompanying Simon consolidated balance sheet outside of equity in limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and in the accompanying Operating Partnership consolidated balance sheet in preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties.  In February 2016, we and our partner, through this European entity, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million.

On July 25, 2016, this European entity also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice, as well as the remaining interests in related expansion projects and working capital for cash consideration of €145.5 million. This resulted in the consolidation of these two properties on the acquisition date requiring a remeasurement of our previously held equity interest to fair value and the recognition of a non-cash gain of $29.3 million in earnings during the third quarter of 2016.  The gain is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. The preliminary allocation of fair value of the consolidated assets and liabilities consists primarily of investment property and lease related intangibles and will be completed within the one-year time period.

In addition, we have a noncontrolling interest in a European property management and development company that provides services to Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we have a direct minority ownership in three of those outlets. Our investment in these entities is accounted for under the cost method. At both September 30, 2016 and December 31, 2015, the carrying value of these non-marketable investments was $115.4 million and is included in deferred costs and other assets.

On March 19, 2015, we disposed of our interest in a joint venture which had held interests in rights to pre-development projects in Europe, for total proceeds of $19.0 million. We recognized a gain on the sale of $8.3 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $255.4 million and $224.6 million as of September 30, 2016 and December 31, 2015, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $126.3 million and $117.0 million as of September 30, 2016 and December 31, 2015, respectively, including all related components of accumulated other comprehensive income (loss).

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Summary Financial Information

A summary of our equity method investments and share of income from such investments, excluding Klépierre, our investment in Aéropostale, and HBS follows.

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
Assets:
Investment properties, at cost	$17,500,339	$17,186,884
Less - accumulated depreciation	5,890,642	5,780,261
	11,609,697	11,406,623
Cash and cash equivalents	787,140	818,805
Tenant receivables and accrued revenue, net	339,807	354,133
Deferred costs and other assets	356,659	482,024
Total assets	$13,093,303	$13,061,585
Liabilities and Partners’ Deficit:
Mortgages	$14,117,650	$13,827,215
Accounts payable, accrued expenses, intangibles, and deferred revenue	871,497	985,159
Other liabilities	384,632	468,005
Total liabilities	15,373,779	15,280,379
Preferred units	67,450	67,450
Partners’ deficit	(2,347,926)	(2,286,244)
Total liabilities and partners’ deficit	$13,093,303	$13,061,585
Our Share of:
Partners’ deficit	$(990,453)	$(854,562)
Add: Excess Investment	1,828,949	1,788,749
Our net Investment in unconsolidated entities, at equity	$838,496	$934,187

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

STATEMENT OF OPERATIONS

	For The Three		For The Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUE:
Minimum rent	$454,315	$447,790	$1,351,429	$1,325,056
Overage rent	45,064	43,669	141,591	136,191
Tenant reimbursements	222,788	203,832	645,994	597,461
Other income	55,558	55,060	169,044	170,600
Total revenue	777,725	750,351	2,308,058	2,229,308
OPERATING EXPENSES:
Property operating	139,224	135,467	401,718	398,528
Depreciation and amortization	153,420	145,351	434,620	435,615
Real estate taxes	60,853	57,767	181,790	172,818
Repairs and maintenance	17,795	15,919	56,029	53,365
Advertising and promotion	18,884	20,395	62,190	54,485
(Recovery of) Provision for credit losses	(133)	(212)	5,441	2,937
Other	44,972	38,861	133,652	122,214
Total operating expenses	435,015	413,548	1,275,440	1,239,962
Operating Income	342,710	336,803	1,032,618	989,346
Interest expense	(149,704)	(147,333)	(444,485)	(443,396)
Gain on sale or disposal of assets and interests in unconsolidated entities, net	40,529	—	101,051	35,779
Net Income	$233,535	$189,470	$689,184	$581,729
Third-Party Investors’ Share of Net Income	$118,291	$95,018	$337,491	$296,896
Our Share of Net Income	115,244	94,452	351,693	284,833
Amortization of Excess Investment	(21,901)	(22,884)	(70,671)	(71,426)
Our Share of Gain on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	(20,149)	—	(22,636)	(16,339)
Our Share of Gain on Sale or Disposal of Assets and Interests Included in Other Income in the Consolidated Financial Statements	—	—	(36,153)	—
Income from Unconsolidated Entities	$73,194	$71,568	$222,233	$197,068

Our share of income from unconsolidated entities in the above table, aggregated with our share of the results of Klépierre, our investment in Aéropostale, and HBS, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

6. Debt

Unsecured Debt

At September 30, 2016, our unsecured debt consisted of $15.0 billion of senior unsecured notes of the Operating Partnership, net of discounts, $220.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, $415.0 million outstanding under the Operating Partnership’s $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities, and $982.7 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program. The September 30, 2016 balance on the Credit Facility included $220.0 million (U.S. dollar equivalent) of Yen-denominated borrowings. Foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges of a portion of our international investments.

On September 30, 2016, we had an aggregate available borrowing capacity of $5.9 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the nine months ended September 30, 2016 was $1.5 billion and the weighted average outstanding balance was $622.7 million. Letters of credit of $6.6 million were outstanding under the Credit Facilities as of September 30, 2016.

The Credit Facility’s initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. dollars, Euros, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 75% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2018 and can be extended for an additional year to June 30, 2019 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Credit Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points.

On April 6, 2016, the Operating Partnership amended the Supplemental Facility to, among other matters, (i) exercise its $750.0 million accordion feature such that the Supplemental Facility’s borrowing capacity has been increased from $2.75 billion to $3.50 billion and (ii) add a new $750.0 million accordion feature to permit us to further increase the Supplemental Facility’s borrowing capacity to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points.  The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

The maximum aggregate program size of the Commercial Paper program is $1.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies.  Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facility and the Supplemental Facility and if necessary or appropriate, we may make one or more draws under either the Credit Facility or the Supplemental Facility to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2016, we had $982.7 million outstanding under the Commercial Paper program, comprised of $898.6 million outstanding in U.S. dollar denominated notes and $84.1 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.53% and -0.25% respectively. The borrowings mature on various dates from October 3, 2016 to December 22, 2016 and reduce amounts otherwise available under the Credit Facilities.

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

During the nine months ended September 30, 2016, the Operating Partnership redeemed at par $527.6 million of senior unsecured notes with fixed interest rates ranging from 5.25% to 6.10%, and repaid a $240.0 million unsecured term loan.

Mortgage Debt

Total mortgage indebtedness was $6.6 billion at both September 30, 2016 and December 31, 2015.

During the nine months ended September 30, 2016, we repaid $580.9 million in mortgage loans, with a weighted average interest rate of 7.24%, unencumbering five properties.

On January 1, 2016, as discussed in Note 5, we consolidated the European entity that held our interests in six Designer Outlet properties, as we obtained control of the entity. This resulted in the consolidation of two of the six operating properties – Parndorf Designer Outlet and Roermond Designer Outlet, subject to existing fixed rate mortgage loans of $103.2 million and $258.1 million, respectively (both amounts U.S. dollar equivalents). The loans mature on May 20, 2022 and December 1, 2021 and bear interest at 1.95% and 1.86%, respectively.

On July 25, 2016, as discussed in Note 5, this European entity also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice as well as the remaining interests in related expansion projects. This resulted in the consolidation of these two properties – La Reggia Designer Outlet and Venice Designer Outlet, subject to existing Euribor-based variable rate mortgage loans of $62.6 million and $89.8 million, respectively (both amounts U.S. dollar equivalents). The loans mature on March 31, 2027 and June 30, 2020 and bear interest at 1.15% and 2.00%, respectively.

Covenants

Our unsecured debt agreements contain financial and other non-financial covenants. If we fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2016, we were in compliance with all covenants of our unsecured debt.

At September 30, 2016, we are the borrowers under 45 non‑recourse mortgage notes secured by mortgages on 48 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At September 30, 2016, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually, or giving effect to applicable cross‑default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Fair Value of Debt

The carrying values of our variable‑rate mortgages and other loans approximate their fair values. We estimate the fair values of consolidated fixed‑rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed‑rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed‑rate mortgages and unsecured indebtedness including commercial paper was $21.9 billion and $20.4 billion as of September 30, 2016 and December 31, 2015, respectively. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30,	December 31,
	2016	2015
Fair value of fixed-rate mortgages and unsecured indebtedness	$23,482	$21,331
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.41%	3.46%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	3.24%	3.59%

7. Equity

During the nine months ended September 30, 2016, Simon issued 4,770,419 shares of common stock to twelve limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. This transaction increased Simon’s ownership interest in the Operating Partnership.

On April 2, 2015, Simon’s Board of Directors authorized Simon to repurchase up to $2.0 billion of common stock over a twenty-four month period as market conditions warrant. Simon may repurchase the shares in the open market or in privately negotiated transactions. During the nine months ended September 30, 2016, no purchases were made as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units of the Operating Partnership contain provisions which could require us to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties that are redeemable at the option of the holder or in circumstances that may be outside our control are accounted for as temporary equity within limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheets. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit.  There are no noncontrolling interests

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

redeemable at amounts in excess of fair value.  The preferred units of the Operating Partnership and the amount of the noncontrolling redeemable interests in properties are summarized as follows:

	As of	As of
	September 30,	December 31,
	2016	2015
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	133,813	—
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$159,350	$25,537

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

	As of	As of
	September 30,	December 31,
	2016	2015
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	133,813	—
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$159,350	$25,537

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

LTIP Programs.  Every year since 2010, the Compensation Committee of Simon’s Board of Directors, or the Compensation Committee, has approved long‑term, performance based incentive compensation programs, or the LTIP programs, for certain senior executive officers. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which, applicable total shareholder return, or TSR, performance measures are achieved during the performance period. Once earned, LTIP units are subject to a two-year vesting period. One‑half of the earned LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates and certain other conditions as described in those agreements. Awarded LTIP units not earned are forfeited. Earned and fully vested LTIP units are the equivalent of units. During the performance period, participants are entitled to receive distributions on the LTIP units awarded to them equal to 10% of

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP units as participating securities under the two‑class method of computing earnings per share and earnings per unit.

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

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $19.5 million and $18.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Restricted Stock. The Compensation Committee awarded 61,398 shares of restricted stock to employees during the nine months ended September 30, 2016 under the Plan at a weighted-average fair market value of $208.99 per share. On May 11, 2016, our non-employee Directors were awarded an aggregate of 6,437 shares of restricted stock under the Plan at a fair market value of $203.24 per share. These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us. The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. The grant date fair value of the non-employees Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $6.6 million for both the nine months ended September 30, 2016 and 2015.

Other Compensation Arrangements.  On July 6, 2011, in connection with the execution of an eight year employment agreement, the Compensation Committee granted David Simon, our Chairman and Chief Executive Officer, a retention award in the form of 1,000,000 LTIP units, or the Award, for his continued service as our Chairman and Chief Executive Officer through July 5, 2019. Effective December 31, 2013, the Award was modified, or the Current Award, and as a result the LTIP units will now become earned and eligible to vest based on the attainment of company‑based performance goals, in addition to the service‑based vesting requirement included in the original Award. If the relevant performance criteria are not achieved, all or a portion of the Current Award will be forfeited. The performance criteria of the Current Award are based on the attainment of certain specified funds from operations per share as defined by and as set forth in the Current Award. If the performance criteria have been met, a maximum of 360,000 LTIP units, or the A units, 360,000 LTIP units, or the B units, and 280,000 LTIP units, or the C units, may become earned on December 31, 2015, December 31, 2016 and December 31, 2017, respectively. Based on the Company’s performance in 2015, 360,000 A units were earned. The earned A units will vest on January 1, 2018, earned B units, if any, will vest on January 1, 2019 and

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

earned C units, if any, will vest on June 30, 2019, subject to Mr. Simon’s continued employment through such applicable date. The grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight‑year term of his employment agreement on a straight‑line basis through the applicable vesting periods of the A units, B units and C units.

Changes in Equity

Simon

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2016	$43,733	$31	$(252,686)	$9,384,450	$(4,266,930)	$(437,134)	$744,905	$5,216,369
Exchange of limited partner units for common shares		1		70,100			(70,101)	—
LTIP units							36,243	36,243
Purchase and disposition of noncontrolling interests, net and other	(246)			(4,639)	(7,583)	9,840	681	(1,947)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				28,398			(28,398)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,518,823)		(237,837)	(1,756,660)
Distributions to other noncontrolling interest partners							(1,842)	(1,842)
Comprehensive income, excluding $1,436 attributable to preferred interests in the Operating Partnership and $4,666 attributable to noncontrolling redeemable interests in properties			136,854		1,443,631		254,165	1,834,650
September 30, 2016	$43,487	$32	$(115,832)	$9,478,309	$(4,349,705)	$(427,294)	$697,816	$5,326,813

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

The Operating Partnership

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2016	$43,733	$4,427,731	$741,449	$3,456	$5,216,369
Limited partner units exchanged to units		70,101	(70,101)		—
LTIP Units			36,243		36,243
Purchase and disposition of noncontrolling interests, net and other	(246)	(2,382)		681	(1,947)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		28,398	(28,398)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(2,503)	(1,516,320)	(237,837)	(1,842)	(1,758,502)
Comprehensive income, excluding $1,436 attributable to preferred interests in the Operating Partnership and $4,666 attributable to noncontrolling redeemable interests in properties	2,503	1,577,982	252,176	1,989	1,834,650
September 30, 2016	$43,487	$4,585,510	$693,532	$4,284	$5,326,813

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

In May 2010, Opry Mills sustained significant flood damage. Insurance proceeds of $50 million have been funded by the primary insurer and remediation and restoration work has been completed. The property re‑opened on March 29, 2012. The excess insurance carriers (those providing coverage above $50 million) denied our claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. In the first quarter of 2015, summary judgment was granted in our favor, concluding that up to $150 million of additional coverage is available under our excess insurance policy for this claim. In July and August 2015, trial on the damages portion of our claim was completed and the jury entered a verdict for damages in the amount of $204.1 million (inclusive of the $50.0 million previously paid by the primary carrier). In April 2016, the court entered final judgment in the amount of the jury verdict and it will bear interest from the date of the jury’s verdict. We will continue our efforts through the conclusion of the pending litigation to recover our losses, including consequential damages, under the excess insurance policies for Opry Mills and we believe recovery is probable, but no assurances can be made that our efforts to recover these funds will be successful.

Guarantees of Indebtedness

Joint venture debt is the liability of the applicable joint venture.  The debt is typically secured by that joint venture’s property and is non-recourse to us. As of September 30, 2016 and December 31, 2015, the Operating Partnership

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

guaranteed joint venture related mortgage indebtedness of $376.2 million and $353.7 million, respectively (of which we have a right of recovery from our joint venture partners of $76.5 million and $112.8 million, respectively). Mortgages guaranteed by us are secured by the property of the applicable joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

9. Real Estate Acquisitions and Dispositions

During the first nine months of 2016, we disposed of our interests in two multi-family residential investments, three consolidated retail properties, and four unconsolidated retail properties.  Gross proceeds on the consolidated retail property dispositions were $81.8 million with an aggregate gain on these dispositions of $12.4 million. The gain on the unconsolidated retail properties was $22.7 million.  The aggregate gain of $36.9 million from the sale of the two unconsolidated residential investments is included in other income and resulted in an additional $7.2 million in taxes included in income and other taxes.

On April 14, 2016, as discussed further in Note 5, we acquired a 50% interest in The Shops at Crystals.

On January 1, 2016, as discussed further in Note 5, we obtained control of the European entity that held our interest in six Designer Outlet properties, requiring a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $12.1 million and which also resulted in the consolidation of two of the six properties, which had been previously unconsolidated.  In February 2016, we and our partner, through this European entity, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million. On July 25, 2016, as further discussed in Note 5, this European entity also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice. The consolidation of these two properties resulted in a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $29.3 million.

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

Unless otherwise noted, gains and losses on the above transactions are included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense acquisition, potential acquisition and disposition related costs as they are incurred.  We incurred $4.4 million in transaction costs during the first three months of 2015 in connection with the acquisitions of Jersey Gardens and University Park Village, which are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. Other than these transaction costs, we incurred a minimal amount of transaction expenses during the nine months ended September 30, 2016 and 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

Overview

Simon Property Group, Inc. is a Delaware corporation that operates as a self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P. is our majority‑owned Delaware partnership subsidiary that owns all of our real estate properties and other assets. In this discussion, unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership. According to the Operating Partnership’s partnership agreement, the Operating Partnership is required to pay all expenses of Simon.

We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2016, we owned or held an interest in 204 income‑producing properties in the United States, which consisted of 108 malls, 71 Premium Outlets, 14 Mills, four lifestyle centers, and seven other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at over 30 properties in the United States and we have two outlets and two other significant retail projects under development. Internationally, as of September 30, 2016, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. We also own an interest in six Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which four properties are consolidated. Of the six properties in Europe, two are located in Italy and one each is located in Austria, Germany, the Netherlands, and the United Kingdom. We also have four international outlet properties under development. As of September 30, 2016, we also owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

We generate the majority of our revenues from leases with retail tenants including:

•	base minimum rents,
•	overage and percentage rents based on tenants’ sales volumes, and
•	recoverable expenditures such as property operating, real estate taxes, repair and maintenance, and advertising and promotional expenditures.

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

We invest in real estate properties to maximize total financial return which includes both operating cash flows and capital appreciation. We seek growth in earnings, funds from operations, or FFO, and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth through the following:

•	attracting and retaining high quality tenants and utilizing economies of scale to reduce operating expenses,
•	expanding and re‑tenanting existing highly productive locations at competitive rental rates,
•	selectively acquiring or increasing our interests in high quality real estate assets or portfolios of assets,
•	generating consumer traffic in our retail properties through marketing initiatives and strategic corporate alliances, and
•	selling selective non‑core assets.

We also grow by generating supplemental revenues from the following activities:

•

establishing our malls as leading market resource providers for retailers and other businesses and consumer‑focused corporate alliances, including payment systems (such as handling fees relating to the sales of bank‑issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,

•	offering property operating services to our tenants and others, including waste handling and facility services, and the provision of energy services,
•	selling or leasing land adjacent to our properties, commonly referred to as “outlots” or “outparcels,” and
•	generating interest income on cash deposits and investments in loans, including those made to related entities.

We focus on high quality real estate across the retail real estate spectrum. We expand or redevelop properties to enhance profitability and market share of existing assets when we believe the investment of our capital meets our risk‑reward criteria. We selectively develop new properties in markets we believe are not adequately served by existing retail outlet properties.

We routinely review and evaluate acquisition opportunities based on their ability to enhance our portfolio. Our international strategy includes partnering with established real estate companies and financing international investments with local currency to minimize foreign exchange risk.

To support our growth, we employ a three‑fold capital strategy:

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.01 during the first nine months of 2016 to $4.61 from $4.62 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

•	a 2015 non‑cash gain on Klépierre’s acquisition of Corio N.V., or Corio, of $206.9 million, or $0.57 per diluted share/unit,
•	a 2015 gain of $80.2 million, or $0.22 per diluted share/unit, from the sale of marketable securities,
•	a 2015 non-cash gain of $16.3 million, or $0.05 per diluted share/unit, due to the disposition of our interests in two unconsolidated entities, and
•	decreased consolidated lease settlement activity in 2016 of $28.1 million, or $0.08 per diluted share/unit, partially offset by
•	improved operating performance and core business fundamentals in 2016 and the impact of our acquisition and expansion activity,
•

a 2016 gain on acquisitions and disposals of $76.5 million, or $0.21 per diluted share/unit, related to a non-cash gain on the consolidation of additional properties of $41.4 million, or $0.11 per diluted share/unit, and a gain on the disposition of our interest in seven properties of $35.1 million, or $0.10 per diluted share/unit,

•	a 2016 gain related to the disposition of our interest in two multi-family residential investments of $29.7 million, net of taxes, or $0.08 per diluted share/unit, and
•	decreased interest expense in 2016 of $44.8 million, or $0.12 per diluted share/unit.

Core business fundamentals during the first nine months of 2016 improved compared to the first nine months of 2015, primarily driven by strong leasing activity. Portfolio NOI grew by 7.3% for the nine month period in 2016 over the prior year period. Comparable property NOI grew 3.5% for our portfolio of U.S. Malls, Premium Outlets, Lifestyle Centers and The Mills. Total sales per square foot, or psf, decreased 2.0% from $616 psf at September 30, 2015 to $604 psf at

September 30, 2016, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 4.5% to $50.76 psf as of September 30, 2016, from $48.57 psf as of September 30, 2015. Releasing spreads remained relatively strong in our U.S. Malls and Premium Outlets, as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $6.71 psf ($67.99 openings compared to $61.28 closings) as of September 30, 2016, representing a 10.9% increase over expiring payments. Ending occupancy for our U.S. Malls and Premium Outlets was 96.3% as of September 30, 2016, as compared to 96.1% as of September 30, 2015, an increase of 20 basis points primarily due to the effect of vacancies created as a result of tenant bankruptcies during 2015.

Our effective overall borrowing rate at September 30, 2016 on our consolidated indebtedness decreased 50 basis points to 3.61% as compared to 4.11% at September 30, 2015. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 68 basis points (3.73% at September 30, 2016 as compared to 4.41% at September 30, 2015) partially offset by an increase in the effective overall borrowing rate on variable rate debt of 29 basis points (1.52% at September 30, 2016 as compared to 1.23% at September 30, 2015). At September 30, 2016, the weighted average years to maturity of our consolidated indebtedness was 6.3 years as compared to 5.9 years at December 31, 2015. Our financing activities for the nine months ended September 30, 2016 included:

•	Decreasing our USD denominated borrowings by $815.0 million on the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility.
•

Repaying our Euro denominated borrowings of $246.1 million (U.S. dollar equivalent) on the Operating Partnership’s $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities.

•	Increasing our USD denominated borrowings by $415.0 million on the Supplemental Facility.
•

Increasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $208.0 million through the issuance of U.S. dollar denominated notes.

•	Decreasing our Euro denominated borrowings of $112.4 million (U.S. dollar equivalent) under the Commercial Paper program.
•

Issuing, on January 13, 2016, $550.0 million of senior unsecured notes at a fixed annual interest rate of 2.50% with a maturity date of July 15, 2021 and $800.0 million of senior unsecured notes at a fixed annual interest rate of 3.30% with a maturity date of January 15, 2026.

•	Issuing, on May 13, 2016, €500 million ($566.7 million U.S. dollar equivalent as of the issuance date) of senior unsecured notes at a fixed interest rate of 1.25% with a maturity date of May 13, 2025.
•	Redeeming at par $527.6 million of senior unsecured notes with fixed interest rates ranging from of 5.25% to 6.10% and repaying a $240.0 million unsecured term loan.
•	Unencumbering five properties by repaying $580.9 million in mortgage loans with a weighted average interest rate of 7.24%.

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

The following table sets forth these key operating statistics for:

•	properties that are consolidated in our consolidated financial statements,
•	properties we account for under the equity method of accounting as joint ventures, and
•	the foregoing two categories of properties on a total portfolio basis.

	September 30,	September 30,	%/Basis Points
	2016	2015	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.5%	96.4%	+10 bps
Unconsolidated	95.6%	95.4%	+20 bps
Total Portfolio	96.3%	96.1%	+20 bps
Average Base Minimum Rent per Square Foot
Consolidated	$48.95	$47.11	3.9%
Unconsolidated	$56.04	$52.89	6.0%
Total Portfolio	$50.76	$48.57	4.5%
Total Sales per Square Foot
Consolidated	$588	$604	-2.7%
Unconsolidated	$654	$658	-0.6%
Total Portfolio	$604	$616	-2.0%
The Mills:
Ending Occupancy	98.4%	98.6%	-20 bps
Average Base Minimum Rent per Square Foot	$28.65	$26.78	7.0%
Total Sales per Square Foot	$563	$570	-1.2%

(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Total Sales per Square Foot.  Total sales include total reported retail tenant sales on a trailing 12‑month basis at owned GLA (for mall stores with less than 10,000 square feet) in the malls and The Mills and stores with less than 20,000 square feet in the Premium Outlets. Retail sales at owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

Current Leasing Activities

During the nine months ended September 30, 2016, we signed 607 new leases and 1,285 renewal leases (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing and relocation) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 5.9 million square feet, of which 4.4 million square feet related to consolidated properties. During the comparable period in 2015, we signed 643 new leases and 1,226 renewal leases with a fixed minimum rent, comprising approximately 5.8 million square feet, of which 4.5 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $53.36 per square foot in 2016 and $54.01 per square foot in 2015 with an average tenant allowance on new leases of $41.89 per square foot and $37.47 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	September 30,	September 30,	%/Basis Points
	2016	2015	Change
Ending Occupancy	99.3%	99.8%	-50	bps
Total Sales per Square Foot	¥99,527	¥100,557	-1.02%
Average Base Minimum Rent per Square Foot	¥5,018	¥4,956	1.26%

Results of Operations

The following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results in the comparative periods:

•	During the nine months ended September 30, 2016, we disposed of three retail properties.
•

During the first quarter of 2016, we consolidated two Designer Outlet properties in Europe that had previously been accounted for under the equity method. During the third quarter of 2016, we consolidated two more  Designer Outlet properties in Europe, which were previously accounted for under the equity method.

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

The following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

•	During the nine months ended September 30, 2016, we disposed of four retail properties.
•

On September 15, 2016, we were part of a consortium that completed the acquisition of Aéropostale, out of bankruptcy. Our noncontrolling interest in the retail operations venture and in the licensing venture is 49.05% and 28.45%, respectively.

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
•

During the third quarter of 2015, we closed on our previously announced transaction with Hudson’s Bay Company, or HBC, whereby we currently have a 9.7% noncontrolling interest in a newly formed entity, HBS Global Properties, or HBS. HBC contributed 42 of its properties in the U.S. to HBS. Later in the third quarter of 2015, HBS acquired an additional 41 properties in Germany concurrently with HBC’s acquisition of Galeria Holding, the parent company of Germany’s leading department store, Kaufhof, as further discussed in Note 5 of the condensed notes to our consolidated financial statements. All of the HBS properties have been leased to affiliates of HBC.

•	On August 13, 2015, we and our partner opened Gloucester Premium Outlets, a 370,000 square foot outlet center. We have a 50% noncontrolling interest in this new center.

•	On July 9, 2015, we and our partner opened Vancouver Designer Outlet, a 242,000 square foot outlet center. We have a 45% noncontrolling interest in this new center.
•

During the second quarter of 2015, we formed a joint venture with Sears Holdings, or Sears, whereby we have a 50% noncontrolling interest in a joint venture in which Sears contributed 10 of its properties located at our malls. Seritage Growth Properties, or Seritage, now holds Sears’ interest in the joint venture.

•	During 2015, we disposed of our interests in three retail properties.

For the purposes of the following comparison between the three and nine months ended September 30, 2016 and 2015, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned and operated in both of the periods under comparison.

Three months ended September 30, 2016 vs. Three months ended September 30, 2015

Minimum rents increased $54.4 million during 2016, of which the property transactions accounted for $26.1 million of the increase. Comparable rents increased $28.3 million, or 3.6%, primarily attributable to an increase in base minimum rents as well as incremental revenue from our redevelopment and expansion activity.  Overage rent decreased $7.3 million as a result of decreased tenant sales and an increase in the overage breakpoints as compared to 2015.

Total other income decreased $18.2 million, principally as a result of a $21.9 million decrease in lease settlement income, partially offset by a $3.7 million increase in dividend and other fee income.

Depreciation and amortization expense increased $22.4 million primarily due to the additional depreciable assets related to the property transactions and our continued redevelopment and expansion activities.

Other expenses decreased $9.1 million primarily due to a decrease in legal costs and professional fees.

Interest expense decreased $14.8 million primarily due to the net impact of our financing activities during 2016 and 2015 and the reduction in our effective overall borrowing rate as previously discussed.

Income and other taxes increased $2.7 million primarily due to taxes related to certain of our international investments.

Income from unconsolidated entities increased $15.2 million primarily due to favorable results of operations and financing activity of joint venture properties as well as our acquisition and development activity.

During the third quarter of 2016, we recorded a gain of $20.1 million on the disposition of our interest in three unconsolidated retail properties.  We also recorded a non-cash remeasurement gain of $29.3 million related to the change in control in two European outlet properties as further discussed in Note 5 of the accompanying condensed notes to consolidated financial statements.

Simon’s net income attributable to noncontrolling interests increased $10.7 million primarily due to an increase in the net income of the Operating Partnership.

Nine months ended September 30, 2016 vs. Nine months ended September 30, 2015

Minimum rents increased $173.6 million during 2016, of which the property transactions accounted for $53.7 million of the increase. Comparable rents increased $119.9 million, or 5.2%, primarily attributable to an increase in base minimum rents as well as incremental revenue from our redevelopment and expansion activity.  Overage rent decreased $23.2 million as a result of decreased tenant sales and an increase in the overage breakpoints as compared to 2015.

Tenant reimbursements increased $39.2 million, due to a $19.1 million increase attributable to the property transactions and a $20.1 million, or 1.9%, increase in the comparable properties due to annual fixed contractual increases related to common area maintenance and real estate tax recoveries.

Total other income decreased $61.8 million, primarily due to an $80.2 million gain on the sale of marketable securities recorded during 2015 and a $28.1 million decrease in lease settlement income, partially offset by a $38.2 million pre-tax gain on the sale of our investments in two multi-family residential investments during 2016 and an $8.3 million increase in other income primarily dividends and other fee income.

Depreciation and amortization expense increased $42.7 million primarily due to the additional depreciable assets related to the property transactions and our continued redevelopment and expansion activities.

Interest expense decreased $44.8 million primarily due to the net impact of our financing activities during 2016 and 2015 and the reduction in our effective overall borrowing rate as previously discussed.

Income and other taxes increased $15.2 million as a result of taxes due on the sale of one of the multi-family residential investments and taxes related to certain of our international investments.

Income from unconsolidated entities increased $55.7 million primarily due to favorable results of operations and financing activity of joint venture properties as well as our acquisition and development activity.

During 2016, we recorded a gain of $35.1 million on the sale of three consolidated retail properties and disposition of our interests in four unconsolidated retail properties.  We also recorded a non-cash remeasurement gain of $41.4 million related to the change in control of our interest in the European outlet properties as further discussed in Note 5 of the accompanying condensed notes to consolidated financial statements.  During 2015, we disposed of our interests in two unconsolidated retail properties resulting in a gain of $16.3 million, and we recorded a $206.9 million non-cash gain on Klépierre’s acquisition of Corio, also as discussed in Note 5.

Simon’s net income attributable to noncontrolling interests decreased $9.4 million primarily due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long‑lived income‑producing assets, our financing strategy relies primarily on long‑term fixed rate debt. Floating rate debt comprised only 5.0% of our total consolidated debt at September 30, 2016. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.0 billion during the nine months ended September 30, 2016. In addition, the Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $113.6 million during the first nine months of 2016 to $814.7 million as of September 30, 2016 as further discussed in “Cash Flows” below.

On September 30, 2016, we had an aggregate available borrowing capacity of $5.9 billion under the Credit Facilities, net of outstanding borrowings of $635.0 million and amounts outstanding under the Commercial Paper program of $982.7 million and letters of credit of $6.6 million. For the nine months ended September 30, 2016, the maximum aggregate amount outstanding under the Credit Facilities was $1.5 billion and the weighted average amount outstanding was $622.7 million. The weighted average interest rate was 0.93% for the nine months ended September 30, 2016. Further, on April 6, 2016, the Operating Partnership amended the Supplemental Facility to, among other matters, (i) exercise its $750.0 million accordion feature such that the Supplemental Facility’s borrowing capacity has been increased from $2.75 billion to $3.50 billion and (ii) add a new $750.0 million accordion feature to permit us to further increase the Supplemental Facility’s borrowing capacity to $4.25 billion during its term.

Simon has historically had access to public equity markets and the Operating Partnership has historically had access to private and public long and short-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

Our business model and Simon’s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facilities and the Commercial Paper program to address our debt maturities and capital needs through 2016.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2016 totaled $3.0 billion. In addition, we had net proceeds from our debt financing and repayment activities of $111.1 million in 2016. These activities are further discussed below under “Financing and Debt.” During the first nine months of 2016, we also:

•

funded the acquisition of our interest in two joint venture properties and the ventures which purchased certain assets of Aèropostale and acquired additional interests in two international retail properties, the aggregate cash portion of which was $500.0 million,

•	paid stockholder dividends and unitholder distributions totaling approximately $1.8 billion and preferred unit distributions totaling $3.9 million,
•

funded consolidated capital expenditures of $577.2 million (including development and other costs of $54.2 million, redevelopment and expansion costs of $378.2 million, and tenant costs and other operational capital expenditures of $144.8 million),

•	funded investments in unconsolidated entities of $252.3 million, and
•	received proceeds of $36.6 million primarily related to the sale of three retail properties.

In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and dividends to stockholders and/or distributions to partners necessary to maintain Simon’s REIT qualification on a long‑term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building redevelopments and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

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

Financing and Debt

Unsecured Debt

At September 30, 2016, our unsecured debt consisted of $15.0 billion of senior unsecured notes of the Operating Partnership, net of discounts, $220.0 million outstanding under the Operating Partnership’s Credit Facility, $415.0 million outstanding under the Operating Partnership’s Supplemental Facility, and $982.7 million outstanding under the Operating Partnership’s Commercial Paper program. The September 30, 2016 balance on the Credit Facility included $220.0 million (U.S. dollar equivalent) of Yen-denominated borrowings. Foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges of a portion of our international investments.

On September 30, 2016, we had an aggregate available borrowing capacity of $5.9 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the nine months ended September 30, 2016 was $1.5 billion and the weighted average outstanding balance was $622.7 million. Letters of credit of $6.6 million were outstanding under the Credit Facilities as of September 30, 2016.

The Credit Facility’s initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. dollars, Euros, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 75% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2018 and can be extended for an additional year to June 30, 2019 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Credit Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points.

On April 6, 2016, the Operating Partnership amended the Supplemental Facility to, among other matters, (i) exercise its $750.0 million accordion feature such that the Supplemental Facility’s borrowing capacity has been increased from $2.75 billion to $3.50 billion and (ii) add a new $750.0 million accordion feature to permit us to further increase the Supplemental Facility’s borrowing capacity to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points.  The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

The maximum aggregate program size of the Commercial Paper program is $1.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies.  Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facility and the Supplemental Facility and if necessary or appropriate, we may make one or more draws under either the Credit Facility or the Supplemental Facility to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2016, we had $982.7 million outstanding under the Commercial Paper program, comprised of $898.6 million outstanding in U.S. dollar denominated notes and $84.1 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.53% and -0.25% respectively.  The borrowings mature on various dates from October 3, 2016 to December 22, 2016 and reduce amounts otherwise available under the Credit Facilities.

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

During the nine months ended September 30, 2016, the Operating Partnership redeemed at par $527.6 million of senior unsecured notes with fixed interest rates ranging from 5.25% to 6.10%, and repaid a $240.0 million unsecured term loan.

Mortgage Debt

Total mortgage indebtedness was $6.6 billion at both September 30, 2016 and December 31, 2015.

During the nine months ended September 30, 2016, we repaid $580.9 million in mortgage loans, with a weighted average interest rate of 7.24%, unencumbering five properties.

On January 1, 2016, as discussed in Note 5, we consolidated the European entity that held our interests in six Designer Outlet properties, as we obtained control of the entity. This resulted in the consolidation of two of the six operating properties – Parndorf Designer Outlet and Roermond Designer Outlet, subject to existing fixed rate mortgage loans of $103.2 million and $258.1 million, respectively (both amounts U.S. dollar equivalents). The loans mature on May 20, 2022 and December 1, 2021 and bear interest at 1.95% and 1.86%, respectively.

On July 25, 2016, as discussed in Note 5, this European entity also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice as well as the remaining interests in related expansion projects. This resulted in the consolidation of these two properties – La Reggia Designer Outlet and Venice Designer Outlet, subject to existing Euribor-based variable rate mortgage loans of $62.6 million and $89.8 million, respectively (both amounts U.S. dollar equivalents). The loans mature on March 31, 2027 and June 30, 2020 and bear interest at 1.15% and 2.00%, respectively.

Covenants

Our unsecured debt agreements contain financial and other non-financial covenants. If we fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2016, we were in compliance with all covenants of our unsecured debt.

At September 30, 2016, we are the borrowers under 45 non‑recourse mortgage notes secured by mortgages on 48 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At September 30, 2016, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually, or giving effect to applicable cross‑default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2016 and December 31, 2015, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	September 30, 2016	Interest Rate(1)	December 31, 2015	Interest Rate(1)
Fixed Rate	$21,907,322	3.73%	$20,330,880	4.12%
Variable Rate	1,171,193	1.52%	2,085,802	1.50%
	$23,078,515	3.61%	$22,416,682	3.88%

(1)	Excludes the impact of net discounts and debt issue costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the separate 2015 Annual Reports on Form 10‑K of Simon and the Operating Partnership.

In regards to long‑term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2016, for the remainder of 2016 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2016	2017 - 2018	2019 - 2020	After 2020	Total
Long Term Debt (1)	$1,001,304	$3,471,682	$5,315,865	$13,398,509	$23,187,360
Interest Payments (2)	215,837	1,504,701	1,199,217	2,907,623	5,827,378

(1)	Represents principal maturities only and, therefore, excludes net discounts of $19,275 and debt issue costs of $89,570.
(2)	Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2016.

Off‑Balance Sheet Arrangements

Our off‑balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2016, the Operating Partnership guaranteed joint venture‑related mortgage indebtedness of $376.2 million (of which we have a right of recovery from our joint venture partners of $76.5 million). Mortgages guaranteed by us are secured by the property of the applicable joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Acquisitions and Dispositions

Buy‑sell, marketing rights, and other exit mechanisms are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. We and our partners in our joint venture properties may initiate these provisions (subject to any applicable lock up or similar restrictions). If we determine it is in our stockholders’/unitholders’ best interests for us to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchase without hindering our cash flows, then we may initiate these provisions or elect to buy our partner’s interest. If we decide to sell any of our joint venture interests, we expect to use the net proceeds to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

Acquisitions.  On January 15, 2015, we acquired a 100% interest in Jersey Gardens (renamed The Mills at Jersey Gardens) in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by Glimcher Realty Trust, for $677.9 million of cash and the assumption of existing mortgage debt of $405.0 million.

In February 2016, we and our partner, through our European investee, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million. On July 25, 2016, this European entity also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice as well as the remaining interests in related expansion projects and working capital for cash consideration of approximately €145.5 million. This resulted in the consolidation of these two properties on the acquisition date requiring a remeasurement of our previously held equity interest to fair value and the recognition of a non-cash gain of $29.3 million in earnings during the third quarter of 2016.

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

During the first nine months of 2016, we disposed of our interests in two multi-family residential investments, three consolidated retail properties, and four unconsolidated retail properties. Gross proceeds on the consolidated retail property dispositions were $81.8 million with an aggregate gain on these dispositions of $12.4 million. The gain on the unconsolidated retail properties was $22.7 million. The aggregate gain of $36.9 million from the sale of the two unconsolidated residential investments is included in other income and resulted in an additional $7.2 million in taxes included in income and other taxes.

Joint Venture Formation Activity

On September 15, 2016, we and our partners, through two separate joint ventures, acquired certain assets and liabilities of Aéropostale,  a retailer of apparel and accessories, out of bankruptcy.  Our noncontrolling interest in the retail operations venture and in the licensing venture is 49.05% and 28.45%, respectively.  Our aggregate investment in these ventures was $33.1 million, which includes our share of working capital funded into the retail business.

On April 13, 2015, we announced a joint venture with Sears Holdings, or Sears, whereby Sears contributed 10 of its properties located at our malls to the joint venture in exchange for a 50% noncontrolling interest in the joint venture. We contributed $114.0 million in cash in exchange for a 50% noncontrolling interest in the joint venture. Sears or its affiliates are leasing back each of the 10 properties from the joint venture. The joint venture has the right to recapture not less than 50% of the space leased to Sears to be used for purposes of redeveloping and releasing the recaptured space. We will provide development, leasing and management services to the joint venture for any recaptured space. On July 7, 2015, we separately invested approximately $33.0 million in exchange for 1,125,760 common shares of Seritage Growth Properties, or Seritage, a public REIT formed by Sears, which we account for as an available‑for‑sale security. Seritage now holds Sears’ interest in the joint venture.

On July 22, 2015, we closed on our previously announced joint venture with HBC, to which HBC contributed 42 properties in the U.S. and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling equity interest in HBS. As of September 30, 2016, we have funded $19.1 million of this commitment. On September 30, 2015, HBC announced it had closed on the acquisition of Galeria Holding, the parent company of Germany’s leading department store, Kaufhof. In conjunction with the closing, HBS acquired 41 Kaufhof properties in Germany from HBC. All of the properties have been leased to affiliates of HBC. We contributed an additional $178.5 million to HBS upon closing of the Galeria Holding transaction. Our noncontrolling equity interest in HBS is approximately 9.7% at September 30, 2016.

Development Activity

New Domestic Developments, Redevelopments and Expansions.

During 2016, the following Premium Outlets opened:

•

A 355,000 square foot outlet center located in Columbus, Ohio, opened on June 24, 2016.  We own a 50% noncontrolling interest in this center.  Our share of the cost of this project was approximately $47.5 million.

•

Clarksburg Premium Outlets, a 392,000 square foot project, located in Clarksburg, Maryland, opened on October 27, 2016. We own a 66% noncontrolling interest in this project. Our share of the cost of this project was approximately $130.2 million.

In addition, construction continues on the following properties:

•

The Shops at Clearfork, a 545,000 square foot project located in Fort Worth, Texas, which is scheduled to open in September 2017. We own a 45% noncontrolling interest in this project. Our estimated share of the cost of this project is $114.7 million.

•

Norfolk Premium Outlets, a 332,000 square foot center in Norfolk, Virginia, which is scheduled to open in June 2017. We own a 65% noncontrolling interest in this project. Our estimated share of the cost of this project is $69.6 million.

•

The 500,000 square foot retail component of Brickell City Centre, a mixed‑use development in downtown Miami. We own a 25% noncontrolling interest in the retail component of this project which is scheduled to open in November 2016. Our share of the estimated cost of this project including development fees is approximately $110.0 million.

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, are underway at 30 properties in the United States.

Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.9 billion. We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7‑10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency‑denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2016 will be approximately $168 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of September 30, 2016 (in millions):

		Gross	Our	Our Share of	Our Share of	Projected
		Leasable	Ownership	Projected Net Cost	Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)	(in USD)	Date
New Development Projects:
Genting Highlands Premium Outlets	Kuala Lumpur, Malaysia	274,000	50%	MYR 120.7	$29.2	May. - 2017
Premium Outlet Collection - Edmonton International Airport	Edmonton (Alberta), Canada	428,000	50%	CAD 108.2	$82.2	Oct. - 2017
Provence Designer Outlets	Miramas, France	268,000	90%	EUR 104.1	$116.8	Apr. - 2017
Siheung Premium Outlets	Siheung, Korea	399,000	50%	KRW 123,695	$112.2	May. - 2017
Expansions:
Noventa Di Piave Designer Outlets Phase 4	Venice, Italy	67,000	90%	EUR 42.7	$47.9	Nov. - 2016
Roermond Designer Outlets Phase 4	Roermond, Netherlands	125,000	29%	EUR 20.1	$22.6	Apr. - 2017

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.65 per share in the third quarter of 2016 and $4.85 per share for the nine months ended September 30, 2016. The Operating Partnership made distributions per unit for the same amounts. In 2015, Simon paid dividends of $1.55 and $4.45 per share for the three and nine month periods ended September 30, 2015, respectively. The Operating Partnership made distributions per unit for the same amounts. Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2016 of $1.65 per share of common stock payable on November 30, 2016 to stockholders of record on November 16, 2016. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On April 2, 2015, Simon’s Board of Directors authorized Simon to repurchase up to $2.0 billion of common stock over a twenty-four month period as market conditions warrant. Simon may repurchase the shares in the open market or in privately negotiated transactions. During the nine months ended September 30, 2016, no purchases were made as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of our units from Simon.

Forward‑Looking Statements

Certain statements made in this section or elsewhere in this report may be deemed “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward‑looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward‑looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability and terms of financing, changes in our credit rating or outlook, changes in market rates of interest and foreign exchange rates for foreign currencies, changes in value of investments in foreign entities, the ability to hedge interest rate and currency risk, risks associated with the acquisition, development, expansion, leasing and management of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic conditions, changes in market rental rates, security breaches that could compromise our information technology or infrastructure or personally identifiable data of customers of our retail properties, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, the intensely competitive market environment in the retail industry, costs of common area maintenance, risks related to international activities, including, without limitation, the impact of the United Kingdom’s vote to leave the European Union, insurance costs and coverage, the loss of key management personnel, terrorist activities, changes in economic and market conditions and maintenance of Simon’s status as a REIT. We discussed these and other risks and uncertainties under the heading “Risk Factors” in our separate 2015 Annual Reports on Form 10‑K of Simon and the Operating Partnership. We may update that discussion in subsequent periodic reports, but we undertake no duty or obligation to update or revise these forward‑looking statements, whether as a result of new information, future developments, or otherwise.

Non‑GAAP Financial Measures

Industry practice is to evaluate real estate properties in part based on performance measures such as FFO, diluted FFO per share, NOI, Portfolio NOI and comparable property NOI. We believe that these non‑GAAP measures are helpful to investors because they are widely recognized measures of the performance of REITs and provide a relevant basis for comparison among REITs. We also use these measures internally to measure the operating performance of our portfolio.

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

We include in FFO gains and losses realized from the sale of land, outlot buildings, marketable and non‑marketable securities, and investment holdings of non‑retail real estate. We also include in FFO the impact of foreign currency exchange gains and losses, legal expenses, transaction expenses and other items required by GAAP.

You should understand that our computations of these non‑GAAP measures might not be comparable to similar measures reported by other REITs and that these non‑GAAP measures:

•	do not represent cash flow from operations as defined by GAAP,
•	should not be considered as alternatives to consolidated net income determined in accordance with GAAP as a measure of operating performance, and
•	are not alternatives to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Funds from Operations (A)	$976,020	$918,686	$2,880,723	$2,704,773
Change in FFO from prior period	6.2%	33.3%	6.5%	15.7%
Consolidated Net Income	$587,940	$492,496	$1,679,103	$1,679,457
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	308,392	285,490	905,768	861,570
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	134,795	143,747	387,930	395,815
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net (B)	(45,162)	—	(72,060)	(223,266)
Net income attributable to noncontrolling interest holders in properties	(5,361)	(839)	(6,655)	(2,138)
Noncontrolling interests portion of depreciation and amortization	(3,271)	(895)	(9,424)	(2,726)
Preferred distributions and dividends	(1,313)	(1,313)	(3,939)	(3,939)
FFO of the Operating Partnership (A)	$976,020	$918,686	$2,880,723	$2,704,773
FFO allocable to limited partners	128,295	131,790	392,580	389,777
Dilutive FFO allocable to common stockholders (A)	$847,725	$786,896	$2,488,143	$2,314,996
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.61	$1.36	$4.61	$4.62
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	1.22	1.18	3.56	3.47
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net (B)	(0.13)	—	(0.20)	(0.63)
Diluted FFO per share (A)	$2.70	$2.54	$7.97	$7.46
Basic and Diluted weighted average shares outstanding	314,234	309,417	312,357	310,333
Weighted average limited partnership units outstanding	47,530	51,817	49,284	52,251
Basic and Diluted weighted average shares and units outstanding	361,764	361,234	361,641	362,584

(A) Includes FFO of the Operating Partnership related to a gain on sale of marketable securities of $80.2 million, or $0.22 per diluted share/unit, for the nine months ended September 30, 2015. Includes Diluted FFO allocable to common stockholders of $68.6 million for the nine months ended September 30, 2015.

(B) Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities for the three and nine months ended September 30, 2016 was $49.6 million and $76.5 million, respectively. Noncontrolling interest portion of the gain was $4.4 million, or $0.01 per diluted share/unit, for the three and nine months ended September 30, 2016.

The following schedule reconciles consolidated net income to NOI and sets forth the computations of Portfolio NOI and Comparable NOI.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$587,940	$492,496	$1,679,103	$1,679,457
Income and other taxes	6,325	3,658	28,626	13,440
Interest expense	214,861	229,654	648,048	692,801
Income from unconsolidated entities	(83,374)	(68,221)	(258,990)	(203,289)
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(49,561)	—	(76,459)	(223,266)
Operating Income	676,191	657,587	2,020,328	1,959,143
Depreciation and amortization	311,757	289,360	915,956	873,243
NOI of consolidated entities	$987,948	$946,947	$2,936,284	$2,832,386
Reconciliation of NOI of unconsolidated entities:
Net Income	$233,535	$189,470	$689,184	$581,729
Interest expense	149,704	147,333	444,485	443,396
Gain on sale or disposal of assets and interests in unconsolidated entities	(40,529)	—	(101,051)	(35,779)
Operating Income	342,710	336,803	1,032,618	989,346
Depreciation and amortization	153,420	145,351	434,620	435,615
NOI of unconsolidated entities	$496,130	$482,154	$1,467,238	$1,424,961
Add: Our share of NOI from Klépierre and HBS	68,784	52,086	185,714	138,747
Total NOI	$1,552,862	$1,481,187	$4,589,236	$4,396,094
Total NOI Growth	4.8%		4.4%
Less: Corporate and Other NOI Sources (1)	27,071	49,760	131,687	240,203
Portfolio NOI	$1,525,791	$1,431,427	$4,457,549	$4,155,891
Portfolio NOI Growth	6.6%		7.3%
Less: Our share of NOI from Klépierre and HBS	68,784	52,086	185,714	138,747
Less: International Properties (2)	101,911	86,951	291,971	260,154
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	61,710	27,234	160,459	65,715
Comparable Property NOI (4)	$1,293,386	$1,265,156	$3,819,405	$3,691,275
Comparable Property NOI Growth	2.2%		3.5%

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Sensitivity Analysis.  We disclosed a qualitative and quantitative analysis regarding market risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the separate 2015 Annual Reports on Form 10‑K of Simon and the Operating Partnership. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2015.

Item 4.  Controls and Procedures

Simon

Evaluation of Disclosure Controls and Procedures.  Simon maintains disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that Simon files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

The Operating Partnership

Evaluation of Disclosure Controls and Procedures.  The Operating Partnership maintains disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II — Other Information

Item 1.  Legal Proceedings

We are involved from time‑to‑time in various legal and regulatory proceedings that arise in the ordinary course of our business, including, but not limited to, commercial disputes, environmental matters, and litigation in connection with transactions such as acquisitions and divestitures. We believe that our current proceedings will not have a material adverse effect on our financial condition, liquidity or results of operations. We record a liability when a loss is considered probable, and the amount can be reasonably estimated.

Item 1A.  Risk Factors

Through the period covered by this report, there were no material changes to the Risk Factors disclosed under Item 1A: Risk Factors in Part I of the separate 2015 Annual Reports on Form 10‑K of Simon and the Operating Partnership, as supplemented in our combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended September 30, 2016.

Issuer Purchases of Equity Securities

There were no purchases of equity securities made by Simon during the quarter ended September 30, 2016.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2016.

Issuer Purchases of Equity Securities

There were no purchases of equity securities made by the Operating Partnership during the quarter ended September 30, 2016.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the quarter covered by this report, the Audit Committee of Simon’s Board of Directors approved certain audit, audit‑related, and non‑audit tax compliance and tax consulting services to be provided by Ernst & Young LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act as added by Section 202 of the Sarbanes‑Oxley Act of 2002.

Item 6.  Exhibits

Exhibit Number	Exhibit Descriptions
31.1

Simon Property Group, Inc. — Certification by the Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2

Simon Property Group, Inc. — Certification by the Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.3

Simon Property Group, L.P. — Certification by the Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.4

Simon Property Group, L.P. — Certification by the Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1

Simon Property Group, Inc. — Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2

Simon Property Group, L.P. — Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

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
Date: November 3, 2016

SIMON PROPERTY GROUP, L.P.

/s/ Andrew Juster
Andrew Juster
Executive Vice President and Chief Financial Officer of
Simon Property Group, Inc., General Partner
Date: November 3, 2016