Form 10-K
period 2016-12-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2017-02-24
CIK 1063761, 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(317) 636‑1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered
Simon Property Group, Inc.	Common stock, $0.0001 par value	New York Stock Exchange
Simon Property Group, Inc.	8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 par value	New York Stock Exchange
Simon Property Group, L.P.	2.375% Senior Unsecured Notes due 2020	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well‑known seasoned issuer (as defined in Rule 405 of the Securities Act).

Simon Property Group, Inc. Yes ☒ No ☐	Simon Property Group, L.P. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Simon Property Group, Inc. Yes ☐ No ☒	Simon Property Group, L.P. Yes ☐ No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Simon Property Group, Inc.:
Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Simon Property Group, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12‑b of the Act).

Simon Property Group, Inc. Yes ☐ No ☒	Simon Property Group, L.P. Yes ☐ No ☒

The aggregate market value of shares of common stock held by non‑affiliates of Simon Property Group, Inc. was approximately $67,680 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2016.

As of January 31, 2017, Simon Property Group, Inc. had 319,824,215 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Simon Property Group, L.P. had no publicly-traded voting equity as of June 30, 2016.  Simon Property Group, L.P. has no common stock outstanding.

Documents Incorporated By Reference

Portions of Simon Property Group, Inc.’s Proxy Statement in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10‑K for the annual period ended December 31, 2016 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority‑owned partnership subsidiary, for which Simon is the general partner. As of December 31, 2016, Simon owned an approximate 86.9% ownership interest in the Operating Partnership, with the remaining 13.1% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day‑to‑day management.

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

We believe that combining the annual reports on Form 10‑K of Simon and the Operating Partnership into this single report provides the following benefits:

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

The Operating Partnership holds, directly or indirectly, substantially all of our assets, including our ownership interests in our joint ventures. The Operating Partnership conducts substantially all of our business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity issuances by Simon, which are contributed to the capital of the Operating Partnership in exchange for, in the case of common stock issuances by Simon, common units of partnership interest in the Operating Partnership, or units, or, in the case of preferred stock issuances by Simon, preferred units of partnership interest in the Operating Partnership, or preferred units, the Operating Partnership, directly or indirectly, generates the capital required by our business through its operations, the incurrence of indebtedness, proceeds received from the disposition of certain properties and joint ventures and the issuance of units or preferred units to third parties.

The presentation of stockholders’ equity, partners’ equity and noncontrolling interests are the main areas of difference between the consolidated financial statements of Simon and those of the Operating Partnership. The differences between stockholders’ equity and partners’ equity result from differences in the equity issued at the Simon and Operating Partnership levels. The units held by limited partners in the Operating Partnership are accounted for as partners’ equity in the Operating Partnership’s financial statements and as noncontrolling interests in Simon’s financial statements. The noncontrolling interests in the Operating Partnership’s financial statements include the interests of unaffiliated partners in various consolidated partnerships. The noncontrolling interests in Simon’s financial statements include the same noncontrolling interests at the Operating Partnership level and, as previously stated, the units held by limited partners of the Operating Partnership. Although classified differently, total equity of Simon and the Operating Partnership is the same.

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

•	a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that also includes discrete information related to each entity; and
•	separate Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities sections related to each entity.

This report also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of Simon and the Operating Partnership in order to establish that the requisite certifications have been made and that Simon and the Operating Partnership are each compliant with Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350. The separate discussions of Simon and the Operating Partnership in this report should be read in conjunction with each other to understand our results on a consolidated basis and how management operates our business.

In order to highlight the differences between Simon and the Operating Partnership, the separate sections in this report for Simon and the Operating Partnership specifically refer to Simon and the Operating Partnership. In the sections that combine disclosure of Simon and the Operating Partnership, this report refers to “we” and “us” actions or holdings as being “our” actions or holdings. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures, holds assets and incurs debt, we believe that reference to “we,” “us” or “our” in this context is appropriate because the business is one enterprise and we operate substantially all of our business through the Operating Partnership.

Simon Property Group, Inc.

Simon Property Group, L.P.

Annual Report on Form 10‑K

December 31, 2016

Part I

Item 1.Business

Simon Property Group, Inc. is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for U.S. federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P. is our majority-owned Delaware partnership subsidiary that owns all of our real estate properties and other assets. Unless stated otherwise or the context otherwise requires, references to "Simon" mean Simon Property Group, Inc. and references to the "Operating Partnership" mean Simon Property Group, L.P.  References to "we," "us" and "our" mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership. According to the Operating Partnership's partnership agreement, the Operating Partnership is required to pay all expenses of Simon.

We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2016, we owned or held an interest in 206 income‑producing properties in the United States, which consisted of 108 malls, 67 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at 27 properties in the United States and we have one outlet and one other significant retail project under development. Internationally, as of December 31, 2016, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. We also own an interest in six Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which four properties are consolidated. Of the six properties in Europe, two are located in Italy and one each is located in Austria, Germany, the Netherlands, and the United Kingdom. We also have four international outlet properties under development. As of December 31, 2016, we owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company, which owns, or has an interest in, shopping centers located in 16 countries in Europe.

For a description of our operational strategies and developments in our business during 2016, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10‑K.

Other Policies

The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

Investment Policies

While we emphasize equity real estate investments, we may also provide secured financing to or invest in equity or debt securities of other entities engaged in real estate activities or securities of other issuers consistent with Simon’s qualification as a REIT. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification. These REIT limitations mean that Simon cannot make an investment that would cause its real estate assets to be less than 75% of its total assets. Simon must also derive at least 75% of its gross income directly or indirectly from investments relating to real property or mortgages on real property, including “rents from real property,” dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. In addition, Simon must also derive at least 95% of its gross income from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

Subject to Simon’s REIT limitations, we may invest in the securities of other issuers in connection with acquisitions of indirect interests in real estate. Such an investment would normally be in the form of general or limited partnership or membership interests in special purpose partnerships and limited liability companies that own one or more properties. We may, in the future, acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with our investment policies.

Financing Policies

Because Simon’s REIT qualification requires us to distribute at least 90% of its REIT taxable income, we regularly access the debt markets to raise the funds necessary to finance acquisitions, develop and redevelop properties, and refinance maturing debt. We must comply with the covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined. For example, the Operating Partnership’s lines of credit and the indentures for the Operating Partnership’s debt securities contain covenants that restrict the total amount of debt of the Operating Partnership to 65%, or 60% in relation to certain debt, of total assets, as defined under the related agreements, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for the debt securities of the Operating Partnership. We strive to maintain investment grade ratings at all times for various business reasons, including their effect on our ability to access attractive capital, but we cannot assure you that we will be able to do so in the future.

If Simon’s Board of Directors determines to seek additional capital, we may raise such capital by offering equity or incurring debt, creating joint ventures with existing ownership interests in properties, entering into joint venture arrangements for new development projects, retaining cash flows or a combination of these methods. If Simon’s Board of Directors determines to raise equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. Simon’s Board of Directors may issue a number of shares up to the amount of our authorized capital or may issue units in any manner and on such terms and for such consideration as it deems appropriate. We may also raise additional capital by issuing common units of partnership interest in the Operating Partnership, or units. Such securities also may include additional classes of Simon’s preferred stock or preferred units of partnership interest in the Operating Partnership, or preferred units, which may be convertible into common stock or units, as the case may be. Existing stockholders and unitholders have no preemptive right to purchase shares or units in any subsequent issuances of securities by us. Any issuance of equity could dilute a stockholder’s investment in Simon or a limited partner’s investment in the Operating Partnership.

We expect most future borrowings will be made through the Operating Partnership or its subsidiaries. We might, however, incur borrowings through other entities that would be reloaned to the Operating Partnership. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or be cross‑collateralized with other debt, or may be fully or partially guaranteed by the Operating Partnership. We issue unsecured debt securities through the Operating Partnership, but we may issue other debt securities which may be convertible into common or preferred stock or be accompanied by warrants to purchase common or preferred stock. We also may sell or securitize our lease receivables. Although we may borrow to fund the payment of dividends, we currently have no expectation that we will regularly do so.

The Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility. The Credit Facility’s initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term. The initial maturity date of the Credit Facility is June 30, 2018 and can be extended for an additional year to June 30, 2019 at our sole option, subject to our continued compliance with the terms thereof. The Operating Partnership also has a $3.50 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. On April 6, 2016, the Operating Partnership amended the Supplemental Facility to, among other matters, (i) exercise its $750.0 million accordion feature such that the Supplemental Facility’s borrowing capacity was increased from $2.75 billion to $3.50 billion and (ii) add a new $750.0 million accordion feature to permit us to further increase the Supplemental Facility’s borrowing capacity to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on each of the Credit Facility and the Supplemental Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points. The Credit Facilities provide for borrowings denominated in U.S. dollars, Euros, Yen, Sterling, Canadian dollars and Australian dollars.

The Operating Partnership also has available a global unsecured commercial paper note program, or the Commercial Paper program, of $1.0 billion, or the non‑U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non‑U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. These notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either Credit Facility to pay amounts outstanding from time to time on the Commercial Paper program.

We may also finance our business through the following:

•	issuance of shares of common stock or preferred stock or warrants to purchase the same;
•	issuance of additional units;
•	issuance of preferred units;
•	issuance of other securities, including unsecured notes and mortgage debt;
•	draws on our Credit Facilities;
•	borrowings under the Commercial Paper program; or
•	sale or exchange of ownership interests in properties.

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

Conflict of Interest Policies

We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. Simon has adopted governance principles governing the function, conduct, selection, orientation and duties of its subsidiaries and Simon’s Board of Directors and the Company, as well as written charters for each of the standing Committees of Simon’s Board of Directors. In addition, Simon’s Board of Directors has a Code of Business Conduct and Ethics, which applies to all of its officers, directors, and employees and those of its subsidiaries. At least a majority of the members of Simon’s Board of Directors must qualify as independent under the listing standards of the New York Stock Exchange, or NYSE, and cannot be affiliated with the Simon family, who are significant stockholders and/or unitholders in the Operating Partnership. In addition, the Audit and Compensation Committees of Simon’s Board of Directors are comprised entirely of independent members who meet the additional independence and financial sophistication requirements of the NYSE. Any transaction between us and the Simon family, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of Simon’s non-affiliated directors.

The sale by the Operating Partnership of any property that it owns may have an adverse tax impact on the Simon family or other limited partners of the Operating Partnership. In order to avoid any conflict of interest, the Simon charter requires that at least three-fourths of Simon’s independent directors must authorize and require the Operating Partnership to sell any property it owns. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by David Simon, Simon’s Chairman and Chief Executive Officer, and Herbert Simon, Simon’s Chairman Emeritus, as well as David Simon's employment agreement, contain covenants limiting their ability to participate in certain shopping center activities.

Policies With Respect To Certain Other Activities

We intend to make investments which are consistent with Simon’s qualification as a REIT, unless Simon’s Board of Directors determines that it is no longer in Simon’s best interests to so qualify as a REIT. Simon’s Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. Simon has authority to issue shares of its capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares, our units, or any other securities. On April 2, 2015, Simon’s Board of Directors authorized Simon to repurchase up to $2.0 billion of its common stock over a twenty‑four month period as market conditions warrant, or the Repurchase Program. Under the Repurchase Program, Simon may repurchase the shares in the open market, or in privately negotiated transactions. At December 31, 2016, we had remaining authority to repurchase $1.4 billion of common stock, and on February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the Repurchase Program through March 31, 2019. Simon may also issue shares of its common stock, or pay cash at its option, to holders of units in future periods upon exercise of such holders’ rights under the partnership agreement of the Operating Partnership. Our policy prohibits us from making any loans to the directors or executive officers of Simon for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans secured by real estate properties owned by others or make investments in companies that own real estate assets.

Competition

The retail real estate industry is dynamic and competitive. We compete with numerous merchandise distribution channels, including malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. We also compete with internet retailing sites and catalogs which provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers, including:

•	the quality, location and diversity of our properties;
•	our management and operational expertise;
•	our extensive experience and relationships with retailers, lenders and suppliers; and
•	our marketing initiatives and consumer focused strategic corporate alliances.

Certain Activities

During the past three years, we have:

•	issued 5,580,501 shares of Simon common stock upon the exchange of units in the Operating Partnership;
•

issued 210,571 restricted shares of Simon common stock and 1,353,830 long‑term incentive performance units, or LTIP units, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, as amended, or the 1998 Plan;

•	purchased 3,312,537 shares of Simon common stock in the open market for $598.3 million pursuant to our Repurchase Program;
•	redeemed 944,359 units in the Operating Partnership for $172.27 per unit in cash;
•	issued 555,150 units in the Operating Partnership in exchange for the remaining interest in a former joint venture property;
•	amended and extended the Credit Facility in April 2014 to increase our borrowing capacity and extend its term;
•

amended and extended the Supplemental Facility in March 2015 to increase our borrowing capacity and extend its term, and amended the Supplemental Facility in April 2016 to further increase our borrowing capacity;

•

borrowed a maximum amount of $1.5 billion under the Credit Facilities; the outstanding amount of borrowings under the Credit Facilities as of December 31, 2016 was $316.5 million, of which $191.5 million was related to U.S. dollar equivalent of Yen‑denominated borrowings;

•

established a global Commercial Paper program and increased the borrowing capacity from $500.0 million to $1.0 billion; the outstanding amount of Commercial Paper notes as of December 31, 2016 was $953.7 million, of which $79.3 million was related to U.S. dollar equivalent of Euro‑denominated notes; and

•

provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

Employees

At December 31, 2016, we and our affiliates employed approximately 5,000 persons at various properties and offices throughout the United States, of which approximately 1,900 were part‑time. Approximately 1,100 of these employees were located at our corporate headquarters in Indianapolis, Indiana.

Corporate Headquarters

Our corporate headquarters are located at 225 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636‑1600.

Available Information

Simon is a large accelerated filer (as defined in Rule 12b‑2 of the Securities Exchange Act of 1934, as amended, or Exchange Act) and is required, pursuant to Item 101 of Regulation S‑K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the Securities and Exchange Commission, or SEC. Our Internet website address is www.simon.com. Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the “About Simon/Investor Relations/Financial Information” section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not, and are not intended to be, incorporated into this Annual Report on Form 10‑K.

The following corporate governance documents are also available through the “About Simon/Investor Relations/Corporate Governance” section of our Internet website or may be obtained in print form by request of our Investor Relations Department: Governance Principles, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, and Governance and Nominating Committee Charter.

In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NYSE.

Executive Officers

The following table sets forth certain information with respect to Simon’s executive officers as of February 24, 2017.

Name	Age	Position
David Simon	55	Chairman and Chief Executive Officer
Richard S. Sokolov	67	President and Chief Operating Officer
Andrew Juster	64	Executive Vice President and Chief Financial Officer
David J. Contis	58	Senior Executive Vice President — President, Simon Malls
John Rulli	60	Senior Executive Vice President and Chief Administrative Officer
Steven E. Fivel	56	General Counsel and Secretary
Alexander L. W. Snyder	47	Assistant General Counsel and Assistant Secretary
Steven K. Broadwater	50	Senior Vice President and Chief Accounting Officer
Brian J. McDade	37	Senior Vice President and Treasurer

The executive officers of Simon serve at the pleasure of Simon’s Board of Directors except for David Simon and Richard S. Sokolov who are subject to employment agreements which may call for certain payments upon termination.

Mr. Simon has served as the Chairman of Simon’s Board of Directors since 2007 and Chief Executive Officer of Simon or its predecessor since 1995. Mr. Simon has also been a director of Simon or its predecessor since its incorporation in 1993. Mr. Simon was the President of Simon’s predecessor from 1993 to 1996. From 1988 to 1990, Mr. Simon was Vice President of Wasserstein Perella & Company. From 1985 to 1988, he was an Associate at First Boston Corp. He is the son of the late Melvin Simon and the nephew of Herbert Simon.

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

Mr. Juster serves as Simon’s Executive Vice President and Chief Financial Officer. Mr. Juster joined Melvin Simon & Associates, Inc., or MSA, in 1989 and held various financial positions with MSA until 1993 and thereafter has held various positions with Simon. Mr. Juster became Treasurer in 2001 and was promoted to Executive Vice President in 2008 and Chief Financial Officer in 2014.

Mr. Contis serves as Simon’s Senior Executive Vice President and President of Simon Malls. Mr. Contis joined Simon in 2011. Prior to joining Simon, Mr. Contis served as the President of Real Estate at Equity Group Investments, LLC. Mr. Contis has over 35 years of domestic and international real estate experience including 25 years overseeing both public and private mall portfolios.

Mr. Rulli serves as Simon’s Senior Executive Vice President and Chief Administrative Officer. Mr. Rulli joined MSA in 1988 and held various positions with MSA and Simon thereafter. Mr. Rulli became Chief Administrative Officer in 2007 and was promoted to Senior Executive Vice President in 2011.

Mr. Fivel serves as Simon’s General Counsel and Secretary. Prior to rejoining Simon in 2011 as Assistant General Counsel and Assistant Secretary, Mr. Fivel served as Executive Vice President, General Counsel and Secretary of Brightpoint, Inc. Mr. Fivel was previously employed by MSA from 1988 until 1993 and then by Simon from 1993 to 1996.

Mr. Snyder serves as Simon’s Assistant General Counsel and Assistant Secretary. Mr. Snyder joined Simon in 2016 as Senior Deputy General Counsel. Immediately prior to joining Simon, Mr. Snyder was Managing Partner of the Crimson Fulcrum Strategic Institute. Mr. Snyder previously served as Executive Vice President, General Counsel and Corporate Secretary for Beechcraft Corporation as well as Chief Counsel Mergers & Acquisitions for Koch Industries, Inc.

Mr. Broadwater serves as Simon’s Senior Vice President and Chief Accounting Officer and prior to that as Simon’s Vice President and Corporate Controller. Mr. Broadwater joined Simon in 2004 and was promoted to Senior Vice President and Chief Accounting Officer in 2009.

Mr. McDade serves as Simon’s Senior Vice President and Treasurer. Mr. McDade joined Simon in 2007 as the Director of Capital Markets and was promoted to Senior Vice President of Capital Markets in 2013. Mr. McDade was promoted to Treasurer in 2014.

Item 1A.  Risk Factors

The following factors, among others, could cause our actual results to differ materially from those expressed or implied in forward‑looking statements made in this Annual Report on Form 10‑K and presented elsewhere by our management from time to time. These factors may have a material adverse effect on our business, financial condition, liquidity, results of operations, funds from operations, or FFO, and prospects, which we refer to herein as a material adverse effect on us or as materially and adversely affecting us, and you should carefully consider them. Additional risks and uncertainties not presently known to us or which are currently not believed to be material may also affect our actual results. We may update these factors in our future periodic reports.

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

For example, among department stores and other large stores — often referred to as “big box” stores — corporate merger activity typically results in the closure of duplicate or geographically overlapping store locations. Further, sustained adverse pressure on the results of our department stores and major tenants may have a similarly sustained adverse impact upon our own results. Certain department stores and other national retailers have experienced, and may continue to experience for the foreseeable future given current macroeconomic uncertainty and less‑than‑desirable levels of consumer confidence, considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options such as those accessible via the Internet and other forms of pressure on their business models. As pressure on these department stores and national retailers increases, their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts by investors or rivals or avoid bankruptcy and/or liquidation may be impaired and result in closures of their stores or their seeking of a lease modification with us. Any lease modification could be unfavorable to us as the lessor and could decrease rents or expense recovery charges. Other tenants may be entitled to modify the economic or other terms of, or terminate, their existing leases with us in the event of such closures.

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

Bankruptcy filings by retailers can occur regularly in the course of our operations. If a tenant files for bankruptcy, the tenant may have the right to reject and terminate one or more of its leases with us, and we cannot be sure that it will affirm one or more of its leases and continue to make rental payments to us in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would bar all efforts by us to collect pre‑bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre‑bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages in connection with such balances. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re‑lease the vacated space during that time at attractive rates, or at all. Furthermore, we may be required to incur significant expense in replacing the bankrupt tenant. Any unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. We continually seek to re‑lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant or a national tenant with multiple locations, may make the re‑leasing of their space difficult and costly, and it also may be more difficult to lease the remainder of the space at the affected properties. Future tenant bankruptcies may impact our ability to successfully execute our re‑leasing strategy and could materially and adversely affect us.

We face a wide range of competition that could affect our ability to operate profitably.

Our properties compete with other retail properties and other forms of retailing such as catalogs and e‑commerce websites. Competition may come from malls, outlet centers, community/lifestyle centers, and other shopping centers, both existing as well as future development and redevelopment/expansion projects, as well as catalogs and e‑commerce. The presence of competitive alternatives affects our ability to lease space and the level of rents we can obtain. New construction, renovations and expansions at competing sites could also negatively affect our properties.

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

Risks Relating to Real Estate Investments and Operations

Our international activities may subject us to different or greater risk from those associated with our domestic operations.

As of December 31, 2016, we held interests in consolidated and joint venture properties that operate in Austria, Italy, Germany, Japan, Malaysia, Mexico, the Netherlands, South Korea, Canada, and the United Kingdom. We also have an equity stake in Klépierre, a publicly‑traded European real estate company, which operates in 16 countries in Europe. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in the international operation is held. We may pursue additional investment, development and redevelopment/expansion opportunities outside the United States. International investment, ownership, development and redevelopment/expansion activities carry risks that are different from those we face with our domestic properties and operations. These risks include, but are not limited to:

•	adverse effects of changes in exchange rates for foreign currencies;
•	changes in foreign political and economic environments, regionally, nationally, and locally;
•	challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation;
•	differing lending practices;
•	differences in cultures;
•	changes in applicable laws and regulations in the United States that affect international operations;
•	changes in applicable laws and regulations in these foreign jurisdictions;
•	difficulties in managing international operations; and
•	obstacles to the repatriation of earnings and cash.

Our international activities represented approximately 6.1% of consolidated net income and 8.4% of our net operating income, or NOI, for the year ended December 31, 2016. To the extent that we expand our international activities, the above risks could increase in significance, which in turn could have a material adverse effect on us.

We are subject to numerous laws and regulations that could adversely affect our operations or expose us to liability.

Our properties are subject to numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to varying judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, competition laws, rules and agreements, landlord-tenant laws, property tax regulations, changes in real estate assessments and other laws and regulations generally applicable to business operations. Noncompliance with such laws and regulations, and any associated litigation could expose us to liability.

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

We regularly acquire and develop new properties and redevelop and expand existing properties, and these activities are subject to various risks. We may not be successful in pursuing acquisition, development or redevelopment/expansion opportunities. In addition, newly acquired, developed or redeveloped/expanded properties may not perform as well as expected, impacting our anticipated return on investment. We are subject to other risks in connection with any acquisition, development and redevelopment/expansion activities, including the following:

•	acquisition or construction costs of a project may be higher than projected, potentially making the project unfeasible or unprofitable;
•	development, redevelopment or expansions may take considerably longer than expected, delaying the commencement and amount of income from the property;
•	we may not be able to obtain financing or to refinance loans on favorable terms, or at all;
•	we may be unable to obtain zoning, occupancy or other governmental approvals;

•	occupancy rates and rents may not meet our projections and the project may not be profitable; and
•	we may need the consent of third parties such as department stores, anchor tenants, mortgage lenders and joint venture partners, and those consents may be withheld.

If a development or redevelopment/expansion project is unsuccessful, either because it is not meeting our expectations when operational or was not completed according to the project planning, we could lose our investment in the project. Further, if we guarantee the property’s financing, our loss could exceed our investment in the project.

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

As of December 31, 2016, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and debt issuance costs, totaled $23.1 billion. As a result of this indebtedness, we are required to use a substantial portion of our cash flows for debt service, including selected repayment at scheduled maturities, which limits our ability to use those cash flows to fund the growth of our business. We are also subject to the risks normally associated with debt financing, including the risk that our cash flows from operations will be insufficient to meet required debt service or that we will be able to refinance such indebtedness on acceptable terms, or at all. Our debt service costs generally will not be reduced if developments at the applicable property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Our indebtedness could also have other adverse consequences on us, including reducing our access to capital or increasing our vulnerability to general adverse economic, industry and market conditions. In addition, if a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. If any of the foregoing occurs, we could be materially and adversely affected.

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

The Operating Partnership’s outstanding senior unsecured notes, Credit Facilities, the Commercial Paper program, and Simon’s preferred stock are periodically rated by nationally recognized credit rating agencies. The credit ratings are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. Our credit rating can affect the amount of capital we can access, as well as the terms of any financing we obtain. Since we depend primarily on debt financing to fund the growth of our business, an adverse change in our credit rating, including actual changes and changes in outlook, or even the initiation of a review of our credit rating that could result in an adverse change, could have a material adverse effect on us.

The agreements that govern our indebtedness contain various covenants that impose restrictions on us that might affect our ability to operate freely.

We have a variety of unsecured debt, including the Credit Facilities, and secured property‑level debt. Certain of the agreements that govern our indebtedness contain covenants, including, among other things, limitations on our ability to incur secured and unsecured indebtedness, sell all or substantially all of our assets and engage in mergers and certain acquisitions. In addition, certain of the agreements that govern our indebtedness contain financial covenants that require us to maintain certain financial ratios, including certain coverage ratios. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous to us. In addition, our ability to comply with these provisions might be affected by events beyond our control. Failure to comply with any of our financing covenants could result in an event of default, which, if not cured or waived, could accelerate the related indebtedness as well as other of our indebtedness, which could have a material adverse effect on us.

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

Risks Relating to Income Taxes

Simon and certain subsidiaries of the Operating Partnership have elected to be taxed as REITs in the United States and certain international operations also are structured to be taxed in a manner similar to the REIT structure. The failure to maintain Simon’s or these subsidiaries’ qualifications as REITs or changes in local tax laws or regulations in certain of our international operations could result in adverse tax consequences.

We are subject to certain income-based taxes, both domestically and internationally, and other taxes, including state and local taxes, franchise taxes, and withholding taxes on dividends from certain of our international investments. We currently follow local tax laws and regulations in various domestic and international jurisdictions. Should these laws or regulations change, the amount of taxes we pay may increase accordingly.

In the United States, Simon and certain subsidiaries of the Operating Partnership have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. We believe Simon and these subsidiaries have been organized and operated in a manner which allows them to qualify for taxation as REITs under the Internal Revenue Code. We intend to continue to operate in this manner. However, qualification and taxation as REITs depend upon the ability of Simon and these subsidiaries to satisfy several requirements (some of which are outside our control), including tests related to our annual operating results, asset diversification, distribution levels and diversity of stock ownership. The various REIT qualification tests required by the Internal Revenue Code are highly technical and complex. Accordingly, there can be no assurance that Simon or any of these subsidiaries has operated in accordance with these requirements or will continue to operate in a manner so as to qualify or remain qualified as a REIT.

If Simon or any of these subsidiaries fail to comply with those provisions, Simon or any such subsidiary may be subject to monetary penalties or ultimately to possible disqualification as REITs. If such events occur, and if available relief provisions do not apply:

•	Simon or any such subsidiary will not be allowed a deduction for distributions to stockholders in computing taxable income;
•	Simon or any such subsidiary will be subject to corporate level income tax, including any applicable alternative minimum tax, on taxable income at regular corporate rates; and
•

unless entitled to relief under relevant statutory provisions, Simon or any such subsidiary will also be disqualified from treatment as REITs for the four taxable years following the year during which qualification was lost.

Moreover, a failure by any of these subsidiaries to qualify as a REIT would also cause Simon to fail to qualify as a REIT, and the same adverse consequences would apply to it and its stockholders.

Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a material adverse effect on us or our investors.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the IRS and the Treasury. Changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect us or our investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect the ability of Simon and certain subsidiaries of the Operating Partnership to qualify to be taxed as REITs and/or the U.S. federal income tax consequences to us and our investors of such qualification.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

In order for Simon and certain subsidiaries of the Operating Partnership to qualify to be taxed as REITs, and assuming that certain other requirements are also satisfied, Simon and each such subsidiary generally must distribute at least 90% of their respective REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to their respective equity holders each year. To this point, Simon and each such subsidiary have historically distributed at least 100% of taxable income and thereby avoided income tax altogether. To the extent that Simon or any such subsidiary satisfies this distribution requirement and qualifies for taxation as a REIT, but distributes less than 100% of its REIT taxable income, Simon or any such subsidiary will be subject to U.S. federal corporate income tax on its undistributed net taxable income and could be subject to a 4% nondeductible excise tax if the actual amount that is distributed to equity holders in a calendar year is less than “the required minimum distribution amount” specified under U.S. federal income tax laws. We intend to make distributions to the equity holders of Simon and the aforementioned subsidiaries of the Operating Partnership to comply with the REIT requirements of the Internal Revenue Code.

From time to time, Simon and the aforementioned subsidiaries of the Operating Partnership might generate taxable income greater than their respective cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments. If Simon and these subsidiaries do not have other funds available in these situations, Simon and these subsidiaries could be required to access capital on unfavorable terms (the receipt of which cannot be assured), sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of capital stock or debt securities to make distributions sufficient to enable them to pay out enough of their respective REIT taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase costs or reduce our equity. Further, amounts distributed will not be available to fund the growth of our business. Thus, compliance with the REIT requirements may adversely affect our liquidity and our ability to execute our business plan.

Complying with REIT requirements might cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.

To qualify to be taxed as REITs for U.S. federal income tax purposes, Simon and certain subsidiaries of the Operating Partnership must ensure that, at the end of each calendar quarter, at least 75% of the value of their respective assets consist of cash, cash items, government securities and “real estate assets” (as defined in the Internal Revenue Code), including certain mortgage loans and securities. The remainder of their respective investments (other than government securities, qualified real estate assets and securities issued by a taxable REIT subsidiary, or TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.

Additionally, in general, no more than 5% of the value of Simon’s and these subsidiaries’ total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of their respective total assets can be represented by securities of one or more TRSs. If Simon or any of these subsidiaries fails to comply with these requirements at the end of any calendar quarter, Simon or any such subsidiary must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, we might be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to equity holders.

In addition to the asset tests set forth above, to qualify to be taxed as REITs, Simon and these subsidiaries must continually satisfy tests concerning, among other things, the sources of their respective income, the amounts they distribute to equity holders and the ownership of their respective shares. We might be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source‑of‑income or asset‑diversification requirements for qualifying as REITs. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Partnership tax audit rules could have a material adverse effect on us.

The Bipartisan Budget Act of 2015 changes the rules applicable to U.S. federal income tax audits of partnerships. Under the rules (which are generally effective for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto could be assessed and collected, at the partnership level. Although it is uncertain how these rules will be implemented, it is possible that they could result in partnerships in which we directly or indirectly invest, being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though Simon and certain subsidiaries of the Operating Partnership, as REITs, may not otherwise have been required to pay additional corporate‑level taxes had they owned the assets of the partnership directly. The partnership tax audit rules will apply to the Operating Partnership and its subsidiaries that are classified as partnerships for U.S. federal income tax purposes. The changes created by these rules are sweeping and in many respects dependent on the promulgation of future regulations or other guidance by the U.S. Department of the Treasury, or the Treasury, and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

Risks Relating to Joint Ventures

We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.

As of December 31, 2016, we owned interests in 95 income‑producing properties with other parties. Of those, 17 properties are included in our consolidated financial statements. We account for the other 78 properties, or the joint venture properties, as well as our investments in Klépierre (a publicly traded, Paris-based real estate company), Aéropostale, and HBS Global Properties, or HBS, using the equity method of accounting. We serve as general partner or property manager for 57 of these 78 joint venture properties; however, certain major decisions, such as approving the operating budget and selling, refinancing and redeveloping the properties, require the consent of the other owners. Of the joint venture properties for which we do not serve as general partner or property manager, 17 are in our international joint ventures. These international properties are managed locally by joint ventures in which we share control of the properties with our partner. The other owners have participating rights that we consider substantive for purposes of determining control over the joint venture properties’ assets. The remaining joint venture properties, Klépierre, and our joint ventures with Aéropostale and HBS, are managed by third parties.

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

These investments, and other future similar investments, also have the potential risk of creating impasses on decisions, such as a sale or financing, because neither we nor our partner or other owner has full control over the partnership or joint venture. Disputes between us and partners or other owners might result in litigation or arbitration that could increase our expenses and prevent Simon’s officers and/or directors from focusing their time and efforts on our business. Consequently, actions by, or disputes with, partners or other owners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we risk the possibility of being liable for the actions of our partners or other owners.

The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.

Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non‑recourse to us. Nevertheless, the joint venture’s failure to satisfy its debt obligations could result in the loss of our investment therein. As of December 31, 2016, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $400.5 million (of which we have a right of recovery from our joint venture partners of $87.3 million). A default by a joint venture under its debt obligations would expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Risks Relating to Environmental Matters

As owners of real estate, we can face liabilities for environmental contamination.

U.S. federal, state and local laws and regulations relating to the protection of the environment may require us, as a current or previous owner or operator of real property, to investigate and clean up hazardous or toxic substances or petroleum product releases at a property or at impacted neighboring properties. These laws often impose liability regardless of whether the property owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. These laws and regulations may require the abatement or removal of asbestos containing materials in the event of damage, demolition or renovation, reconstruction or expansion of a property and also govern emissions of and exposure to asbestos fibers in the air. Those laws and regulations also govern the installation, maintenance and removal of underground storage tanks used to store waste oils or other petroleum products. Many of our properties contain, or at one time contained, asbestos containing materials or underground storage tanks (primarily related to auto service center establishments or emergency electrical generation equipment). We may be subject to regulatory action and may also be held liable to third parties for personal injury or property damage incurred by the parties in connection with any such laws and regulations or hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous or toxic substances, and related liabilities, may be substantial and could materially and adversely affect us. The presence of hazardous or toxic substances, or the failure to remediate the related contamination, may also adversely affect our ability to sell, lease or redevelop a property or to borrow money using a property as collateral.

Our efforts to identify environmental liabilities may not be successful.

Although we believe that our portfolio is in substantial compliance with U.S. federal, state and local environmental laws and regulations regarding hazardous or toxic substances, this belief is based on limited testing. Nearly all of our properties have been subjected to Phase I or similar environmental audits. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe is reasonably likely to have a material adverse effect on us. However, we cannot assure you that:

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

We maintain insurance coverage with third‑party carriers who provide a portion of the coverage for specific layers of potential losses, including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third‑party carriers is either insured through our wholly‑owned captive insurance company or other financial arrangements controlled by us. A third‑party carrier has, in turn, agreed to provide, if required, evidence of coverage for this layer of losses under the terms and conditions of the carrier’s policy. A similar policy written through our captive insurance entity also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

There are some types of losses, including lease and other contract claims, which generally are not insured or are subject to large deductibles. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue it could generate but may remain obligated for any mortgage debt or other financial obligation related to the property.

We currently maintain insurance coverage against acts of terrorism on all of our properties in the United States on an “all risk” basis in the amount of up to $1 billion. The current U.S. federal laws which provide this coverage are expected to operate through 2020. However, the U.S. government could in the future terminate its reinsurance of terrorism, which would increase the risk of uninsured losses for terrorist acts. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks where we operate could materially and adversely affect us.

We face risks associated with security breaches through cyber‑attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

We face risks associated with security breaches, whether through cyber‑attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e‑mails, persons inside our organization or persons with access to systems, and other significant disruptions of our IT networks and related systems. Our IT networks and related systems are essential to the operation of our business and our ability to perform day‑to‑day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, and our ability to attract, retain and motivate talented employees could significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our executive management team and other key employees or that we will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any one or more of these persons could have a material adverse effect on us.

Provisions in Simon’s charter and by‑laws and in the Operating Partnership’s partnership agreement could prevent a change of control.

Simon’s charter contains a general restriction on the accumulation of shares in excess of 8% of its capital stock. The charter permits the members of the Simon family and related persons to own up to 18% of Simon’s capital stock.

Ownership is determined by the lower of the number of outstanding shares, voting power or value controlled. Simon’s Board of Directors may, by majority vote, permit exceptions to those levels in circumstances where Simon’s Board of Directors determines that Simon’s ability to qualify as a REIT will not be jeopardized. These restrictions on ownership may have the effect of delaying, deferring or preventing a transaction or a change in control that might otherwise be in the best interest of Simon’s stockholders or the Operating Partnership’s unitholders or preferred unitholders. Other provisions of Simon’s charter and by‑laws could have the effect of delaying or preventing a change of control even if some of Simon’s stockholders or the Operating Partnership’s unitholders or preferred unitholders deem such a change to be in their best interests. These include provisions preventing holders of Simon’s common stock from acting by written consent and requiring that up to four directors in the aggregate may be elected by holders of Class B common stock. In addition, certain provisions of the Operating Partnership’s partnership agreement could have the effect of delaying or preventing a change of control. These include a provision requiring the consent of a majority in interest of units in order for Simon, as general partner of the Operating Partnership, to, among other matters, engage in a merger transaction or sell all or substantially all of its assets.

We face possible risks associated with climate change.

We cannot determine with certainty whether global warming or cooling is occurring and, if so, at what rate. To the extent climate change causes changes in weather patterns, our properties in certain markets could experience increases in storm intensity and rising sea‑levels. Over time, these conditions could result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, and increasing the cost of energy and snow removal at our properties. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties. At this time, there can be no assurance that climate change will not have a material adverse effect on us.

The United Kingdom’s pending departure from the European Union could have a material adverse effect on us.

The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union, or Brexit, which has contributed to uncertainty in the global financial markets and affected markets in the United Kingdom in particular. Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of the United Kingdom’s withdrawal from the European Union will depend on agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit is likely to continue to impact the United Kingdom, European and worldwide economic and market conditions, and could contribute to greater instability in global financial and foreign exchange markets before and after the terms of the United Kingdom’s future relationships with the European Union are settled. Further, financial and other markets may suffer losses as a result of other countries determining to withdraw from the European Union or from any future significant changes to the European Union’s structure and/or regulations. In addition, Brexit could lead to legal uncertainty as the United Kingdom determines which European Union laws to replace or replicate.

We currently hold, and may acquire additional, equity interests in properties located in the United Kingdom and Europe, as well as other investments that are denominated in Pounds Sterling and Euros. In addition, our Operating Partnership has issued, and may issue in the future, senior unsecured notes denominated in Euros. Any of the effects of Brexit described above, and others we cannot anticipate, could have a material adverse effect on us, including the value of our properties and investments and our potential growth in Europe, and could amplify the currency risks faced by us.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

United States Properties

Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, lifestyle centers and other retail properties. These properties contain an aggregate of approximately 182.3 million square feet of gross leasable area, or GLA.

Malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 108 malls are generally enclosed centers and range in size from approximately 260,000 to 2.7 million square feet of GLA. Our malls contain in the aggregate more than 13,600 occupied stores, including 504 anchors, which are predominately national or international retailers.

Premium Outlets generally contain a wide variety of designer and manufacturer stores located in open‑air centers. Our 67 Premium Outlets range in size from approximately 150,000 to 890,000 square feet of GLA. The Premium Outlets are generally located within a close proximity to major metropolitan areas and/or tourist destinations.

The 14 properties in The Mills generally range in size from 1.2 million to 2.3 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, and big box retailers and entertainment uses.

We also have interests in four lifestyle centers and 13 domestic other retail properties. The lifestyle centers range in size from 160,000 to 900,000 square feet of GLA. The other retail properties range in size from approximately 160,000 to 850,000 square feet of GLA and are considered non‑core to our business model. In total, the lifestyle centers and other retail properties represent approximately 1.0% of our total operating income before depreciation and amortization.

As of December 31, 2016, approximately 96.8% of the owned GLA in malls and Premium Outlets was leased and approximately 98.4% of the owned GLA for The Mills was leased.

We wholly own 134 of our properties, effectively control 13 properties in which we have a joint venture interest, and hold the remaining 59 properties through unconsolidated joint venture interests. We are the managing or co‑managing general partner or member of 202 properties in the United States. Certain of our joint venture properties are subject to various rights of first refusal, buy‑sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of Operating Partnership units, to acquire the joint venture interest from our partner.

On April 13, 2015, we announced a joint venture with Sears Holdings, or Sears, whereby Sears contributed 10 of its properties located at our malls to the joint venture in exchange for a 50% noncontrolling interest in the joint venture. Seritage Growth Properties, or Seritage, a public REIT recently formed by Sears, now holds Sears’ interest in the joint venture.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

The following property table summarizes certain data for our malls, Premium Outlets, The Mills, lifestyle centers and other retail properties located in the United States, including Puerto Rico, as of December 31, 2016.

				Ownership
				Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	Malls
1.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	94.4%	473,103	Belk, JCPenney, Sears, Carmike Cinemas
2.	Auburn Mall	MA	Auburn	Fee	56.4	% (4)	Acquired 1999	100.0%	585,707	Macy's, Sears, (8)
3.	Aventura Mall (1) (13)	FL	Miami Beach (Miami)	Fee	33.3	% (4)	Built 1983	98.9%	2,087,694	Bloomingdale's, Macy's (9), JCPenney, Sears, Nordstrom, Equinox Fitness Clubs, AMC Theatres
4.	Avenues, The	FL	Jacksonville	Fee	25.0	% (4) (2)	Built 1990	96.5%	1,112,428	Belk, Dillard's, JCPenney, Sears, Forever 21
5.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	98.3%	1,429,503	Nordstrom, Macy's, Dillard's (9), JCPenney, Sears, AMC Theatre
6.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	95.0%	1,201,327	Macy's, Dillard's (9), JCPenney, Sears
7.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	92.2%	711,918	Younkers (9), Kohl's, ShopKo, Marcus Cinema 16
8.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	96.1%	1,319,447	Nordstrom, Macy's (9), JCPenney, Sears
9.	Briarwood Mall	MI	Ann Arbor	Fee	50.0	% (4)	Acquired 2007	98.7%	980,224	Macy's, JCPenney, Sears, Von Maur
10.	Brickell City Centre	FL	Miami	Fee	25.0	% (4)	Built 2016	68.3%	476,015	Saks Fifth Avenue, Cinemex (6)
11.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	97.2%	628,796	Dillard's, JCPenney, Sears
12.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2048) (7)	100.0%		Acquired 1998	97.2%	1,313,125	Macy's, Lord & Taylor, Sears, Nordstrom, Crate & Barrel, Primark, Arhaus Furniture
13.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073) (7)	56.4	% (4)	Acquired 1999	93.0%	728,380	Macy's (9), Sears, Best Buy, Marshalls, Barnes & Noble, Regal Cinema
14.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	96.8%	1,381,812	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, AMC Theatres
15.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2027) (7)	100.0%		Built 1974	99.8%	1,245,292	Macy's, Dillard's (9), JCPenney, Sears, Cinemark Theatres
16.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	94.2%	1,205,363	Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, PetsMart, Ross, Cost Plus World Market, T.J. Maxx, Hollywood Theatres, Super Target, Michael's, (8)
17.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0	% (4)	Acquired 2005	67.8%	822,133	Macy's, JCPenney, Whole Foods, Target, Nordstrom Rack, Dick's Sporting Goods, Crunch Fitness (6)
18.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	95.8%	537,064	Macy's, Target, Dick's Sporting Goods, Bed Bath & Beyond, 365 by Whole Foods (6), Ulta (6)
19.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	96.2%	795,305	Macy's (9), JCPenney, Sears, Barnes & Noble, Regal Cinema, DSW, Home Goods
20.	Copley Place	MA	Boston	Fee	94.4	% (12)	Acquired 2002	85.5%	1,255,797	Neiman Marcus, Barneys New York
21.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	96.9%	943,891	Macy's (9), JCPenney, Sears, Kohl's
22.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	99.7%	928,709	Dillard's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross, Dick's Sporting Goods
23.	Crystal Mall	CT	Waterford	Fee	78.2	% (4)	Acquired 1998	86.1%	782,786	Macy's, JCPenney, Sears, Bed Bath & Beyond, Christmas Tree Shops
24.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	99.3%	1,498,485	Saks Fifth Avenue, Nordstrom, Macy's (9), JCPenney
25.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	93.8%	2,371,068	Nordstrom, Macy's (9), JCPenney, Sears, Marshalls (11), Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, AMC Theatres, Dick's Sporting Goods (6), Dave & Buster's (6), (8)
26.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	97.3%	1,234,352	Neiman Marcus, Macy's, Dillard's, Dick's Sporting Goods, iPic Theaters, Arhaus Furniture, Punch Bowl Social
27.	Dover Mall	DE	Dover	Fee and Ground Lease (2041) (7)	68.1	% (4)	Acquired 2007	91.5%	928,194	Macy's, JCPenney, Boscov's, Sears, Carmike Cinemas, Dick's Sporting Goods

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership
				Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
28.	Emerald Square	MA	North Attleboro (Providence, RI)	Fee	56.4	% (4)	Acquired 1999	88.3%	1022435	Macy's (9), JCPenney, Sears
29.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	100.0%		Acquired 1998	96.1%	1,125,718	Macy's, Younkers, JCPenney, Sears, Gordmans, Hy-Vee, Dick's Sporting Goods
30.	Falls, The	FL	Miami	Fee	50.0	% (4)	Acquired 2007	95.8%	838,459	Bloomingdale's, Macy's, Regal Cinema, The Fresh Market
31.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	97.0%	1,038,547	Nordstrom, Macy's
32.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1997	95.1%	710,587	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema
33.	Fashion Valley	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	97.7%	1,720,533	Forever 21, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, The Container Store
34.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	97.4%	998,347	Dillard's, Macy's, Barnes & Noble, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods, Ethan Allen, Toys 'R Us/Babies 'R Us
35.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	98.5%	1,699,571	Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21, Zara, American Girl, Dick's Sporting Goods, Crayola Experience
36.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	98.2%	677,138
37.	Galleria, The	TX	Houston	Fee	50.4	% (4)	Acquired 2002	97.6%	1,926,563	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's
38.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	97.3%	1,287,869	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, Regal Cinema
39.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1998	97.5%	1,237,350	Macy's, Dillard's, JCPenney, Sears, Belk
40.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	93.4%	881,980	Dillard's, Macy's, Sears, Dick's Sporting Goods
41.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	98.1%	1,120,444	Dillard's, Macy's, JCPenney, Sears, Bealls, (8)
42.	King of Prussia	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	92.2%	2,651,631	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's, JCPenney, Crate & Barrel, Arhaus Furniture, The Container Store, Dick's Sporting Goods, Primark
43.	La Plaza Mall (13)	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	97.4%	1,089,619	Macy's (9), Dillard's, JCPenney, Joe Brand
44.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	98.0%	1,097,799	Dillard's (9), Macy's, JCPenney, Sears, AMC Theatres (6)
45.	Lehigh Valley Mall	PA	Whitehall	Fee	50.0	% (4)	Acquired 2003	97.7%	1,180,840	Macy's, JCPenney, Boscov's, Barnes & Noble, hhgregg, Babies 'R Us
46.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	98.7%	1,558,678	Neiman Marcus, Bloomingdale's, Macy's
47.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	96.5%	978,034	Macy's, Lord & Taylor, Sears, Barnes & Noble
48.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	% (4)	Acquired 1999	96.2%	1,024,171	JCPenney, Sears, Macy's, Lord & Taylor, Dick's Sporting Goods, Cinemark (6)
49.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	50.0	% (4)	Acquired 2007	96.3%	1,123,036	Macy's (9), JCPenney, Sears
50.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	99.9%	1,824,672	Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Regal Cinema, Von Maur
51.	Mall of New Hampshire, The	NH	Manchester	Fee	56.4	% (4)	Acquired 1999	91.7%	812,213	Macy's, JCPenney, Sears, Best Buy
52.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	95.6%	793,736	Dillard's, JCPenney, Sears, Regal Cinema
53.	Meadowood Mall	NV	Reno	Fee	50.0	% (4)	Acquired 2007	98.5%	899,798	Macy's (9), Sears, JCPenney, Dick's Sporting Goods
54.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	97.5%	1,333,989	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
55.	Miami International Mall	FL	Miami	Fee	47.8	% (4)	Built 1982	98.6%	1,082,555	Macy's (9), JCPenney, Sears, Kohl's
56.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	98.3%	629,654	Dillard's (9), JCPenney, Sears, Bealls, Ross
57.	Miller Hill Mall	MN	Duluth	Fee	100.0%		Built 1973	99.1%	831,911	JCPenney, Sears, Younkers, Barnes & Noble, DSW, Dick's Sporting Goods
58.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	79.4%		Acquired 2003	89.9%	1,102,755	Macy's, JCPenney, Sears, Dick's Sporting Goods, Wegmans
59.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	98.0%	1,669,350	Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
60.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	100.0%	1,045,838	Nordstrom, Macy's, JCPenney, Barnes & Noble, Bed Bath & Beyond, DSW, Nordstrom Rack
61.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	% (4)	Acquired 1999	94.2%	1,591,350	JCPenney, Sears, Nordstrom, Macy's (9), Barnes & Noble, Toys 'R Us, Shaw's Grocery, The Container Store, DSW
62.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	93.7%	898,525	Macy's, Boscov's, JCPenney, Sears
63.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	96.9%	1,230,094	Macy's, Carson's, JCPenney, Sears, Dave & Buster's
64.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	85.5%		Acquired 2003	93.6%	1,336,364	Macy's, JCPenney, Sears, United Artists Theatre, (8)
65.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	100.0%	1,063,630	Macy's, Dillard's (9), JCPenney, AMC Theatres
66.	Pheasant Lane Mall	NH	Nashua	-	—	% (14)	Acquired 2002	92.4%	979,426	JCPenney, Sears, Target, Macy's, Dick's Sporting Goods
67.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	97.7%	823,053	Saks Fifth Avenue, Nordstrom, Belk, AMC Theatres, Arhaus Furniture, Legoland Discovery Center
68.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	95.9%	1,158,121	JCPenney, Sears, Tiendas Capri, Econo, Best Buy, T.J. Maxx, DSW, (8)
69.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2040) (7)	100.0%		Built 1972	98.6%	848,263	Dillard's, JCPenney, Sears, Cinemark Theatres, Kohl's, Dick's Sporting Goods
70.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0	% (4)	Acquired 2003	97.0%	1,079,542	Macy's, Lord & Taylor, JCPenney, Sears
71.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	94.9%	1,245,741	Macy's, Lord & Taylor, JCPenney, Sears, Raymour & Flanigan
72.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	96.8%	2,366,692	Bloomingdale's (9), Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, AMC Entertainment, XSport Fitness, Neiman Marcus
73.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	99.3%	1,239,681	JCPenney, Sears, Nordstrom, L.L. Bean, Macy's, Crate & Barrel
74.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	96.0%	692,026	Macy's, Sears, Forever 21
75.	Shops at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Fee	94.4%		Acquired 2002	100.0%	470,094	Bloomingdale's (9)
76.	Shops at Crystals, The	NV	Las Vegas	Fee	50.0	% (4)	Acquired 2016	89.2%	262,354
77.	Shops at Nanuet, The	NY	Nanuet	Fee	100.0%		Redeveloped 2013	96.5%	757,928	Macy's, Sears, Fairway Market, Regal Cinema, 24 Hour Fitness
78.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0	% (4)	Built 1979	96.2%	1,249,749	Nordstrom, Macy's (9), Forever 21
79.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	94.0%	658,261	Bloomingdale's, Barnes & Noble, Arhaus Furniture, AMC Theatre (6)
80.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4) (2)	Acquired 1995	98.0%	1,301,459	Macy's (9), JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, L.L. Bean (6)
81.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	56.4	% (4)	Acquired 1999	94.2%	886,472	Macy's, JCPenney, Sears, Regal Cinema
82.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	98.3%	1,128,403	Macy's (9), Sears, Barnes & Noble, Carmike Cinemas, Dick's Sporting Goods, Target, DSW, Ulta
83.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	96.7%	1,586,446	Macy's, Lord & Taylor, Sears, Nordstrom, Target, DSW, Primark (6)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Retail Anchors and Selected Major Tenants
84.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	92.9%	1,297,608		Macy's, JCPenney, AMC Theatres, Herberger's, Gordmans, Dave & Buster's
85.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040) (10)	100.0%		Acquired 2002	99.7%	1,676,223		Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store
86.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	100.0%		Acquired 2007	97.3%	1,177,783		JCPenney, Sears, Kohl's, Boston Store, Macy's, Marcus Cinema (6)
87.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	50.0	% (4)	Acquired 2005	87.9%	610,582		Macy's, Target
88.	Square One Mall	MA	Saugus (Boston)	Fee	56.4	% (4)	Acquired 1999	99.7%	929,844		Macy's, Sears, Best Buy, T.J. Maxx N More, Dick's Sporting Goods, WOW! Work Out World
89.	St. Charles Towne Center	MD	Waldorf (Washington, DC)	Fee	100.0%		Built 1990	95.6%	980,418		Macy's (9), JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres
90.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	99.5%	1,391,569		Nordstrom, Dillard's, Arhaus Furniture, Dick's Sporting Goods, Barnes & Noble,
											Target, Ashley Furniture Home Store, Ross, Staples, DSW, JoAnn Fabrics, PetsMart
91.	Stanford Shopping Center	CA	Palo Alto (San Jose)	Ground Lease (2054)	94.4	% (12)	Acquired 2003	94.9%	1,347,935		Neiman Marcus, Bloomingdale's, Nordstrom, Macy's (9), Crate and Barrel, The Container Store
92.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9	% (4)	Acquired 2007	99.1%	1,299,290		Macy's (9), Nordstrom, Sears, JCPenney
93.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	93.3%	776,821		Dillard's (9), Macy's
94.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	96.0%	1,313,089		Nordstrom, Macy's, JCPenney, Sears, Dick's Sporting Goods (6)
95.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	98.3%	862,740		Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, hhgregg
96.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	99.0%	1,778,660		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel, The Container Store
97.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	100.0%		Acquired 1998	96.4%	1,281,436		Belk, Macy's (9), JCPenney, Sears
98.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	87.1%	1,134,931		Dillard's, Von Maur, JCPenney, Sears
99.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	94.9%	876,257		Macy's, Dillard's, JCPenney, Sears, hhgregg, Regal Cinema
100.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	95.7%	1,149,639		Macy's, Dillard's, JCPenney, Sears (15), DSW, Cobb 10 Luxury Theatres
101.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	98.9%	918,559		Macy's, JCPenney, Sears, Barnes & Noble
102.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2032) (7)	100.0%		Acquired 1998	98.1%	1,089,350		Saks Fifth Avenue, Bloomingdale’s, Lord & Taylor, Macy’s
103.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	% (4)	Acquired 1991	97.3%	1,341,519		Belk (9), Dillard’s, JCPenney, Sears, Regal Cinema
104.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	98.6%	800,564		Neiman Marcus, Nordstrom, Crate and Barrel
105.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	86.8%	928,772		Macy's, Bergner’s, Sears, Dick's Sporting Goods, hhgregg, LA Fitness
106.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	98.1%	1,151,658		Macy's, Dillard's, JCPenney, Sears, Malco Theatres
107.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0	% (4)	Acquired 2012	96.9%	2,150,557		Nordstrom, Macy's, Lord & Taylor, JCPenney, Sears, Arhaus Furniture, Level 257
108.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	98.3%	1,091,482		Macy's, Dillard's, JCPenney, Sears
	Total Mall GLA								122,204,698	(16)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	91.8%	429,562

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Loft Outlet, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, The North Face, Under Armour

2.	Allen Premium Outlets (13)	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	98.6%	441,800

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Lacoste, Neiman Marcus Last Call, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger

3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	96.8%	285,309	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%		Acquired 2010	90.5%	680,782

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Guess, J.Crew, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn/Williams-Sonoma Outlet, Puma, Tommy Hilfiger, The North Face, Under Armour

5.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	99.4%	675,250

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Kate Spade New York, Neiman Marcus Last Call, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch

6.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	100.0%	289,404	Adidas, Banana Republic, Barneys New York Warehouse, Calvin Klein, Coach, Crate & Barrel, Gap Outlet, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Theory, Under Armour, Vince
7.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%		Acquired 2004	98.9%	438,851	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, J.Crew, Levi's, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
8.	Charlotte Premium Outlets	NC	Charlotte	Fee	50.0	% (4)	Built 2014	97.5%	398,697	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	95.8%	687,615

Abercrombie & Fitch, Adidas, Armani Outlet, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Tag Heuer, True Religion, UGG, Under Armour, Vera Bradley, Versace, Victoria's Secret

10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%		Built 2009	99.2%	398,717	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, J.Crew, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Under Armour
11.	Clarksburg Premium Outlets	MD	Clarksburg (Washington, DC)	Fee	66.0	% (4)	Built 2016	86.8%	389,984

All Saints, Armani Outlet, A/X Armani Exchange, Adidas, Baldinini, Bally, Basler, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Eredi Pisano, Ermenegildo Zegna, Express, Hickey Freeman, Kate Spade New York, Michael Kors, Nike, Philipp Plein, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Sarar, Tadashi Shoji, Thomas Pink, Tommy Hilfiger, Tory Burch, UGG, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
12.	Clinton Crossing Premium Outlets	CT	Clinton	Fee	100.0%		Acquired 2004	98.9%	276,163

Abercrombie & Fitch, Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Express, Gap Outlet, J.Crew, Kate Spade New York, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Tumi, Under Armour, Vera Bradley

13.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%		Acquired 2004	99.0%	651,433

Agent Provocateur, Alexander McQueen, Armani Outlet, Brioni, Burberry, Coach, Ermenegildo Zegna, Gucci, Neiman Marcus Last Call, Marc Jacobs, Nike, Polo Ralph Lauren, Prada, Saint Laurent Paris, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Stuart Weitzman, Tory Burch

14.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%		Acquired 2004	99.3%	377,734

Abercrombie & Fitch, Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Express, Gap Outlet, J.Crew, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, White House Black Market

15.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%		Acquired 2010	98.7%	476,584

Ann Taylor, Adidas, Banana Republic, Calvin Klein, Coach, J.Crew, Kate Spade New York, Lacoste, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks Fifth Avenue Off 5th, Talbots, Under Armour

16.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%		Acquired 2004	94.5%	297,522	Adidas, American Eagle Outfitters, Banana Republic, Calvin Klein, Coach, Eddie Bauer, Gap Outlet, Guess, Loft Outlet, Nike, Tommy Hilfiger, Under Armour
17.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%		Acquired 2004	96.2%	578,093

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, True Religion

18.	Gloucester Premium Outlets	NJ	Blackwood (Philadelphia)	Fee	50.0	% (4)	Built 2015	94.1%	369,657

Adidas, American Eagle Outfitters, Armani Outlet, A/X Armani Exchange, Banana Republic, Brooks Brothers, Calvin Klein, Columbia Sportswear, Express, Gap Outlet, Guess, Levi's, J. Crew, Loft Outlet, Michael Kors, Nautica, Nike, Puma, Reebok, Tommy Hilfiger, Under Armour

19.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%		Built 2012	99.8%	417,175

American Eagle, Banana Republic, Bloomingdale's The Outlet Store, Calvin Klein, Coach, Columbia Sportswear, Kate Spade New York, J.Crew, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Under Armour

20.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%		Acquired 2010	98.4%	531,219

American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Under Armour, Vera Bradley

21.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%		Acquired 2010	97.6%	300,036	American Eagle Outfitters, Ann Taylor, Banana Republic, Coach, Gap Outlet, J.Crew, Lacoste, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
22.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/ Washington, DC)	Fee	100.0%		Acquired 2010	89.6%	485,046

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Loft Outlet, Nike, The North Face, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest		Year Built
				(Expiration if	Legal	Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
23.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%	Built 2008	99.1%	541,852

Ann Taylor, A/X Armani Exchange, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Vera Bradley

24.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%	Acquired 2004	99.2%	285,493

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Loft Outlet, Lucky Brand, Nike, Polo Ralph Lauren, Reebok, Talbots, Timberland, Tommy Hilfiger, Under Armour

25.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%	Built 2008	98.9%	434,400

Adidas, American Eagle Outfitters, Ann Taylor, A/X Armani Exchange, Banana Republic, Burberry, Brooks Brothers, Coach, Columbia Sportswear, Eddie Bauer, Guess, J.Crew, Kate Spade New York, Lacoste, Lucky Brand, Michael Kors, Nike, Talbots, Theory, Tommy Hilfiger, True Religion, Under Armour, Ugg

26.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	97.8%	277,672	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Columbia Sportswear, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
27.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2049) (7)	100.0%	Acquired 2004	92.9%	259,169

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Chico's, Coach, Columbia Sportswear, Express, Gap Outlet, J.Crew, Levi's, New Balance, Nike, Polo Ralph Lauren, Tommy Hilfiger

28.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	97.4%	553,994	Adidas, Banana Republic, Calvin Klein, Coach, Columbia Spartswear, Gap Outlet, Guess, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
29.	Las Vegas North Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	100.0%	676,085

Alfred Dunhill, All Saints, Armani Outlet, A/X Armani Exchange, Banana Republic, Burberry, Canali, CH Carolina Herrera, Coach, David Yurman, Dolce & Gabbana, Etro, John Varvatos, Kate Spade New York, Lacoste, Neiman Marcus Last Call, Michael Kors, Nike, Polo Ralph Lauren, Rag & Bone, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, TAG Heuer, Tory Burch

30.	Las Vegas South Premium Outlets	NV	Las Vegas	Fee	100.0%	Acquired 2004	100.0%	535,407

Adidas, Ann Taylor, Banana Republic, Bose, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Under Armour, Vera Bradley

31.	Lee Premium Outlets	MA	Lee	Fee	100.0%	Acquired 2010	98.5%	224,833	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Chico's, Coach, J.Crew, Lacoste, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
32.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington, DC)	Fee	100.0%	Acquired 2004	97.6%	478,217

Ann Taylor, Armani Outlet, Brooks Brothers, Burberry, Coach, Columbia Sportswear, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Under Armour, Vera Bradley, Vineyard Vines, Williams-Sonoma

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest		Year Built
				(Expiration if	Legal	Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
33.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago, IL)	Fee	100.0%	Acquired 2004	99.0%	454,731

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Hollister, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour, Vera Bradley

34.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%	Built 2012	100.0%	408,996

Ann Taylor, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Under Armour, White House Black Market

35.	Napa Premium Outlets	CA	Napa	Fee	100.0%	Acquired 2004	98.7%	179,175	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger
36.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%	Acquired 2004	96.6%	223,560	Banana Republic, Carter's, Coach, Eddie Bauer, Gap Outlet, Nike, PacSun, Under Armour, Van Heusen
37.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	97.1%	540,549

Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Talbots, The North Face, Tommy Hilfiger, Williams-Sonoma

38.	Orlando International Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2010	99.7%	773,615

Adidas, Armani Outlet, Calvin Klein, Coach, J.Crew, Kate Spade New York, Lacoste, Neiman Marcus Last Call, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, True Religion, Under Armour, Victoria’s Secret

39.	Orlando Vineland Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2004	99.2%	656,906

Adidas, Armani Outlet, A/X Armani Exchange, Brunello Cucinelli, Burberry, Calvin Klein, Carolina Herrera, Coach, Ermenegildo Zegna, J.Crew, Lacoste, Michael Kors, Nike, Prada, Polo Ralph Lauren, Roberto Cavalli, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, TAG Heuer, The North Face, Tod's, Tory Burch, Under Armour

40.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%	Acquired 2004	95.9%	201,781	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger
41.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%	Built 2007	99.2%	549,155

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Neiman Marcus Last Call, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Puma, Restoration Hardware, The North Face, Tommy Hilfiger, Under Armour, Vera Bradley, Ugg

42.	Phoenix Premium Outlets	AZ	Chandler (Phoenix)	Ground Lease (2077)	100.0%	Built 2013	99.1%	356,498	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Factory Store, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Under Armour
43.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%	Acquired 2010	100.0%	147,416	Calvin Klein, Carter's, Coach, Guess, Levi's, Nike, Polo Ralph Lauren, Tommy Hilfiger, Van Heusen
44.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago, IL/Milwaukee)	Fee	100.0%	Acquired 2010	96.1%	402,689

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, J.Crew, Lacoste, Loft Outlet, Michael Kors, Nike, Pandora, Polo Ralph Lauren, St. John, The North Face, Under Armour, Ugg

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
45.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%		Acquired 2010	98.1%	349,968

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Disney Store Outlet, Gap Outlet, Guess, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger

46.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%		Acquired 2010	95.2%	289,570

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, Talbots, Tommy Bahama, Under Armour

47.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%		Built 2006	98.7%	604,105

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Bebe, Burberry, Calvin Klein, Coach, Express, Gap Outlet, Guess, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, True Religion, Under Armour

48.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%		Built 2006	99.4%	488,670

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Express, Gap Outlet, Guess, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

49.	San Francisco Premium Outlets	CA	Livermore (San Francisco)	Fee and Ground Lease (2021) (10)	100.0%		Built 2012	99.1%	696,967

All Saints, A/X Armani Exchange, Bloomingdale's The Outlet Store, Brunello Cucinelli, CH Carolina Herrera, Coach, Columbia Sportswear, Gucci, Jimmy Choo, J.Crew, Kate Spade New York, Lacoste, Neiman Marcus Last Call, MaxMara, Michael Kors, Nike, Polo Ralph Lauren, Prada, Roger Vivier, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, The North Face, Tommy Hilfiger, Tory Burch, Under Armour, Versace, Vince

50.	San Marcos Premium Outlets	TX	San Marcos (Austin/San Antonio)	Fee	100.0%		Acquired 2010	98.5%	732,717

Banana Republic, Burberry, CH Carolina Herrera, Diane Von Furstenberg, Gucci, J. Crew, Kate Spade New York, Lacoste, Neiman Marcus Last Call, Michael Kors, Pottery Barn, Prada, Restoration Hardware, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Steve Madden, The North Face, Tommy Bahama, Tori Burch, Ugg, Victoria’s Secret Outlet, Vineyard Vines

51.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%		Built 2005	99.4%	554,822

Abercrombie & Fitch, Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, St. John, The North Face, Tommy Bahama, Tommy Hilfiger, Tori Burch, Under Armour

52.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0	% (4)	Acquired 2012	93.0%	451,194

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Columbia Sportswear, Dooney & Bourke, J.Crew, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Under Armour, Vera Bradley

53.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	98.8%	327,592

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Puma, Reebok, Tommy Bahama, Tommy Hilfiger, Under Armour

54.	St. Louis Premium Outlets	MO	St. Louis (Chesterfield)	Fee	60.0	% (4)	Built 2013	97.7%	351,513	Ann Taylor, Coach, Columbia Sportswear, Crabtree & Evelyn, J. Crew, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Ugg, Under Armour, Vera Bradley

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
55.	Tampa Premium Outlets	FL	Lutz (Tampa)	Fee	100.0%		Built 2015	97.9%	454,226

Adidas, American Eagle Outfitters, Ann Taylor, Armani Outlet, Banana Rebublic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J. Crew, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Puma, Reebok, Saks 5th Avenue Off 5th, Tommy Hilfiger, Under Armour, Vera Bradley

56.	Tanger Outlets - Columbus (1)	OH	Sunbury (Columbus)	Fee	50.0	% (4)	Built 2016	92.6%	355,303	Coach, Nike, Polo Ralph Lauren, Under Armour, Victoria's Secret
57.	Tanger Outlets - Galveston/Houston (1)	TX	Texas City	Fee	50.0	% (4)	Built 2012	97.3%	352,705	Banana Republic, Brooks Brothers, Coach, Gap Outlet, J. Crew, Michael Kors, Nike, Reebok, Tommy Hilfiger, White House Black Market
58.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2019) (7)	100.0%		Acquired 2004	99.9%	411,605

Abercrombie & Fitch, Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Timberland, Tommy Hilfiger, Under Armour

59.	Tucson Premium Outlets	AZ	Marana (Tucson)	Fee	100.0%		Built 2015	91.0%	363,432

Adidas, Banana Republic, Bebe, Brooks Brothers, Calvin Klein, Coach, Express, Forever 21, Gap Outlet, Godiva, Guess, J. Crew, Levi’s, Lucky Brand, Michael Kors, Nike, Saks 5th Avenue Off 5th, Skechers, Tommy Hilfiger, Under Armour

60.	Twin Cities Premium Outlets	MN	Eagan	Fee	35.0	% (4)	Built 2014	99.2%	408,936

Adidas, Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Loft Outlet, Michael Kors,Nike, Polo Ralph Lauren, Robert Graham, Saks Fifth Avenue Off 5th, Talbots, True Religion, Under Armour, Vera Bradley

61.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	97.8%	440,118

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gucci, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, The North Face, Tommy Bahama, Tommy Hilfiger, True Religion, Under Armour

62.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	99.0%	219,139	Armani Outlet, Banana Republic, Calvin Klein, Coach, Guess, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch
63.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%		Acquired 2004	93.9%	417,823

Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Chico’s, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Levi's, Loft Outlet, Nike, Polo Ralph Lauren, Puma, Talbots, Timberland, Tommy Hilfiger, Under Armour

64.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	98.9%	522,237

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Columbia Sportswear, Dooney & Bourke, J.Crew, Kate Spade New York, Loft Outlet, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Talbots, The North Face, Tommy Bahama, Tommy Hilfiger, True Religion, Under Armour

65.	Woodburn Premium Outlets	OR	Woodburn (Portland)	Fee	100.0%		Acquired 2013	100.0%	389,743

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Eddie Bauer, Fossil, Gap Outlet, J. Crew, Levi's, Michael Kors, Nike, The North Face, Polo Ralph Lauren, Puma, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest		Year Built
				(Expiration if	Legal	Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
66.	Woodbury Common Premium Outlets (13)	NY	Central Valley (New York)	Fee	100.0%	Acquired 2004	98.0%	893,066

Armani Outlet, Balenciega, Brioni, Brunello Cucinelli, Burberry, Canali, Chloe, Coach, Dior, Dolce & Gabbana, Dunhill, Fendi, Gucci, Lacoste, Neiman Marcus Last Call, Michael Kors, Moncler, Nike, Oscar de la Renta, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tod's, Tom Ford, Tory Burch, Valentino, Versace, Yves St. Laurent

67.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	100.0%	660,093

All Saints, Ann Taylor, Armani Outlet, Banana Republic, Barneys New York, Bloomingdale's The Outlet Store, Brooks Brothers, Burberry, Calvin Klein, Coach, J.Crew, Karl Lagerfield, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Robert Graham, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tommy Hilfiger, Tory Burch, True Religion, Under Armour, Vineyard Vines

	Total U.S. Premium Outlets GLA							29,774,370

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	The Mills
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	100.0%		Acquired 2007	95.4%	1,238,193	Marshalls, Neiman Marcus Last Call, Burlington Coat Factory, Sears Appliance Outlet, Ross, At Home, Group USA, Harkins Cinemas & IMAX, Sea Life Center, Conn's, Legoland, (8)
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3	% (4)	Acquired 2007	99.5%	1,663,107

Bass Pro Shops Outdoor World, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, H&M, Medieval Times, Modell's, Neiman Marcus Last Call, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Maryland Live! Casino, Forever 21

3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5	% (4)	Acquired 2007	96.8%	1,411,627	Forever 21, Jumpstreet, Neiman Marcus Last Call, Off Broadway Shoe Warehouse, Saks Fifth Avenue Off 5th, Super Target, United Artists Theatre, Burlington Coat Factory, H&M, Dick's Sporting Goods (6)
4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3	% (4)	Acquired 2007	100.0%	1,361,944

Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, The Children's Place Outlet, Dave & Buster's, Nike Factory Store, T.J. Maxx, Group USA, Sun & Ski, VF Outlet, Off Broadway Shoes, Bed Bath & Beyond, AMC Theatres, Best Buy, Forever 21, Sea Life Center, H&M

5.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3	% (4)	Acquired 2007	98.6%	1,781,387

Bed Bath & Beyond, Burlington Coat Factory, The Children's Place, Group USA, Marshalls, Nike Factory Store, Saks Fifth Avenue Off 5th, AMC Theatres, Sun & Ski Sports, Neiman Marcus Last Call, Sears Appliance Outlet, Bass Pro Shops Outdoor World, Off Broadway Shoes, VF Outlet, Legoland Discovery Center, Sea Life Center, Ross, H&M, Round 1 Entertainment, Fieldhouse USA (6)

6.	Great Mall	CA	Milpitas (San Jose)	Fee	100.0%		Acquired 2007	99.5%	1,366,123

Neiman Marcus Last Call, Group USA, Kohl's, Dave & Buster's, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Bed Bath & Beyond, Off Broadway Shoes, Uniqlo, Dick's Sporting Goods (6)

7.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	94.4%	1,935,954

Bass Pro Shops Outdoor World, Bed Bath & Beyond/Buy Buy Baby, Burlington Coat Factory, Kohl's, Marshalls Home Goods, Saks Fifth Avenue Off 5th, Rinkside, Sears Grand, VF Outlet, Marcus Cinemas, Neiman Marcus Last Call, Value City Furniture, Off Broadway Shoe Warehouse, Macy's, Floor & Decor (6), (8)

8.	Katy Mills	TX	Katy (Houston)	Fee	62.5	% (4) (2)	Acquired 2007	99.3%	1,789,929

Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, Jumpstreet, Marshalls, Neiman Marcus Last Call, Nike Factory Store, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Off Broadway Shoes, Tilt, Ross, H&M

9.	Mills at Jersey Gardens, The	NJ	Elizabeth	Fee	100.0%		Acquired 2015	99.0%	1,304,326

Bed Bath & Beyond, Burlington Coat Factory, Century 21 Department Store, Cohoes, Forever 21, Group USA, Last Call Neiman Marcus, Loews Theatres, Marshalls, Modell's, Nike Factory Store, Saks 5th Avenue Off 5th, Tommy Hilfiger, VF Outlet

10.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0	% (4)	Acquired 2007	99.3%	1,432,928

Burlington Coat Factory, Nike Factory Store, Gameworks, The Children's Place Outlet, Marshalls, Saks Fifth Avenue Off 5th, Nordstrom Rack, Dave & Buster's, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres, Forever 21, Uniqlo, Restoration Hardware Outlet, Skechers Superstore (6)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
11.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	99.4%	1,168,354	Regal Cinema & IMAX, Dave & Buster's, VF Outlet, Sun & Ski, Bass Pro Shops Outdoor World, Forever 21, Bed Bath & Beyond, Saks Fifth Avenue Off 5th, Off Broadway Shoes, H&M, Madame Tussauds (6)
12.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	99.8%	866,948

Dave & Buster’s, Vans Skatepark, Lucky Strike Lanes, Saks Fifth Avenue Off 5th, AMC Theatres, Neiman Marcus Last Call, Off Broadway Shoes, Nordstrom Rack, H&M, Forever 21, Bloomingdale's the Outlet Store, (8)

13.	Potomac Mills	VA	Woodbridge (Washington, DC)	Fee	100.0%		Acquired 2007	99.4%	1,539,974

Group USA, Marshalls, T.J. Maxx, Sears Appliance Outlet, JCPenney, Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, The Children's Place, AMC Theatres, Modell's Sporting Goods, Books-A-Million, H&M, Neiman Marcus Last Call, XXI Forever, Bloomingdale's Outlet, Buy Buy Baby/and That!

14.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	98.4%	2,260,610

American Signature Home, Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Gameworks, Marshalls, Neiman Marcus Last Call, Nike Factory Store, Nordstrom Rack, Saks Fifth Avenue Off 5th, Ron Jon Surf Shop, Super Target, T.J. Maxx (15), Urban Planet, Off Broadway Shoes, Regal Cinema, Bloomingdale's Outlet, Forever 21, Century 21 Department Store, H&M (6), Dick's Sporting Goods (6)

	Total Mills Properties GLA								21,121,404

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Retail Anchors and Selected Major Tenants
	Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	99.3%	230,026		Anthropologie, Apple, Pottery Barn
2.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	% (4)	Built 2008	91.1%	672,896		JCPenney, Dick's Sporting Goods, Stein Mart, Bed Bath & Beyond, DSW, Hamilton 16 IMAX, Earth Fare
3.	Pier Park	FL	Panama City Beach	Fee	65.6	% (4)	Built 2008	97.1%	895,974		Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Dave & Buster's
4.	University Park Village	TX	Fort Worth	Fee	100.0%		Acquired 2015	100%	160,130		Anthropologie, Apple, Pottery Barn
	Total Lifestyle Centers GLA								1,959,026

	Other Properties
1.	Bangor Mall	ME	Bangor	Fee	87.6%		Acquired 2003	79.4%	657,432		Macy's, JCPenney, Sears, Dick's Sporting Goods
2.	Calhoun Outlet Marketplace	GA	Calhoun	Fee	100.0%		Acquired 2010	93.1%	254,257		Ann Taylor, Carter's, Coach, Gap Outlet, Gymboree, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7	% (4) (2)	Built 1995	90.1%	729,981		Carson's, United Artists Theatre, Indianapolis Star, Nada, Punch Bowl Social
4.	Florida Keys Outlet Marketplace	FL	Florida City	Fee	100.0%		Acquired 2010	95.2%	206,296		American Eagle, Carter's, Coach, Gap Outlet, Guess, Nike, Nine West, OshKosh B'gosh, Skechers, Tommy Hilfiger
5.	Gaffney Outlet Marketplace	SC	Gaffney (Greenville/Charlotte)	Fee	100.0%		Acquired 2010	97%	359,945		Adidas, Ann Taylor, Banana Republic, Azria, Brooks Brothers, Coach, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Under Armour
6.	Lebanon Outlet Marketplace	TN	Lebanon (Nashville)	Fee	100.0%		Acquired 2010	90.6%	227,523		Ann Taylor, Brooks Brothers, Coach, Eddie Bauer, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Reebok, Samsonite
7.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	88%	854,451		Marshalls, Target, Kohl's, Best Buy, Staples, AC Moore, AMC Theatres, Nordstrom Rack, Off Broadway Shoes, Sky Zone, Total Wine & More (6)
8.	Liberty Village Outlet Marketplace	NJ	Flemington (New York)	Fee	100.0%		Acquired 2004	74.7%	161,881		American Eagle Outfitters, Ann Taylor, Brooks Brothers, Calvin Klein, Coach, G.H. Bass & Co., J.Crew, Michael Kors, Polo Ralph Lauren, Timberland
9.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	85.5%		Acquired 2003	100%	264,951		AC Moore, Michaels, T.J. Maxx, Home Goods, hhgregg, Raymour & Flanigan Outlet, DSW, Nordstrom Rack
10.	Orlando Outlet Marketplace	FL	Orlando	Fee	100.0%		Acquired 2010	96.7%	199,329		American Eagle, Calvin Klein, Nike, Nine West, Reebok, Skechers
11.	Osage Beach Outlet Marketplace	MO	Osage Beach	Fee	100.0%		Acquired 2004	83.8%	390,127		Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Eddie Bauer, Gap Outlet, Levi’s, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
12 - 13.	The Mills Limited Partnership (TMLP)						Acquired 2007		2,914,189
	Total Other GLA								7,220,362	(16)
	Total U.S. Properties GLA								182,279,860

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

FOOTNOTES:

(1)	This property is managed by a third party.
(2)	Our direct and indirect interests in some of the properties held as joint venture interests are subject to preferences on distributions in favor of other partners or us.
(3)

The date listed is the expiration date of the last renewal option available to the operating entity under the ground lease. In a majority of the ground leases, we have a right to purchase the lessor’s interest under an option, right of first refusal or other provision. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective property.

(4)	Joint venture properties accounted for under the equity method.
(5)	Malls — Executed leases for all company‑owned GLA in mall stores, excluding major tenants and anchors. Premium Outlets and The Mills — Executed leases for all company‑owned GLA (or total center GLA).
(6)	Indicates anchor or major tenant that is currently under development or has announced plans for development.
(7)	Indicates ground lease covers less than 50% of the acreage of this property.
(8)	Indicates vacant anchor or big box space(s).
(9)	Tenant has multiple locations at this center.
(10)	Indicates ground lease covers outparcel only.
(11)	Tenant has an existing store at this center but will move to a new location.
(12)	We receive substantially all the economic benefit of the property due to a preference or advance.
(13)	Property is undergoing an expansion.
(14)	We own a mortgage note that encumbers Pheasant Lane Mall that entitles us to 100% of the economics of this property.
(15)	Indicates anchor has announced its intent to close this location.
(16)	Mall & Freestanding GLA includes office space. Centers with more than 20,000 square feet of office space are listed below:

Circle Centre — 129,944 sq. ft.	Menlo Park Mall — 74,440 sq. ft.
Copley Place — 889,295 sq. ft.	Oxford Valley Mall — 134,536 sq. ft.
Domain, The — 156,240 sq. ft.	Plaza Carolina — 27,398 sq. ft.
Fashion Centre at Pentagon City, The — 169,089 sq. ft.	Southdale Center — 20,393 sq. ft.
Firewheel Town Center — 74,172 sq. ft.	Stanford Shopping Center — 39,474 sq. ft.

United States Lease Expirations

The following table summarizes lease expiration data for our malls and Premium Outlets located in the United States, including Puerto Rico, as of December 31, 2016. The data presented does not consider the impact of renewal options that may be contained in leases.

U.S. MALLS AND PREMIUM OUTLETS LEASE EXPIRATIONS (1)

			Avg. Base	Percentage of Gross
	Number of		Minimum Rent	Annual Rental
Year	Leases Expiring	Square Feet	PSF at 12/31/16	Revenues (2)
Inline Stores and Freestanding
Month to Month Leases	504	1,401,156	$50.45	1.3%
2017	2,270	7,085,182	$49.34	6.5%
2018	2,574	9,093,574	$49.37	8.3%
2019	2,107	7,892,781	$48.70	7.2%
2020	1,699	6,129,511	$51.09	5.8%
2021	1,913	7,527,352	$48.72	6.9%
2022	1,605	6,326,876	$49.91	5.9%
2023	1,706	6,472,119	$55.56	6.8%
2024	1,501	5,824,708	$57.64	6.3%
2025	1,503	5,569,706	$61.59	6.4%
2026	1,311	4,700,832	$58.24	5.1%
2027 and Thereafter	514	2,840,813	$47.18	2.6%
Specialty Leasing Agreements w/ terms in excess of 12 months	955	2,517,423	$18.63	0.9%
Anchors
2017	5	440,481	$5.55	0.0%
2018	14	1,830,469	$4.95	0.2%
2019	19	2,179,119	$4.94	0.2%
2020	24	2,940,472	$4.67	0.3%
2021	13	1,505,184	$4.72	0.1%
2022	17	2,347,303	$6.13	0.2%
2023	9	1,264,489	$8.82	0.2%
2024	11	659,968	$11.82	0.1%
2025	17	1,977,065	$8.58	0.3%
2026	5	486,695	$8.66	0.1%
2027 and Thereafter	24	3,100,963	$5.03	0.3%

(1)	Does not consider the impact of renewal options that may be contained in leases.
(2)	Annual rental revenues represent domestic 2016 consolidated and joint venture combined base rental revenue.

International Properties

Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.  With the exception of our Premium Outlets in Canada, all of our international properties are managed by third parties.

European Investments

At December 31, 2016, we owned 63,924,148 shares, or approximately 20.3%, of Klépierre, which had a quoted market price of $39.50 per share. Klépierre is a publicly traded, Paris-based real estate company, which owns, or has an interest in shopping centers located in 16 countries.

As of December 31, 2016, we had a controlling interest in a European investee with interests in seven Designer Outlet properties. Six of the outlet properties are located in Europe and one outlet property is located in Canada. Of the six properties in Europe, two are in Italy and one each is in Austria, Germany, the Netherlands, and the United Kingdom. As of December 31, 2016, our legal percentage ownership interests in these entities ranged from 45% to 90%. In February 2016, we and our partner, through this European investee, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany.  On July 25, 2016, this European investee also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice. In addition, we have a noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We own a 14.6% interest in Value Retail PLC and affiliated entities, which own and operate nine luxury outlets throughout Europe. We also have a minority direct ownership in three of those outlets.

Other International Investments

We also hold a 40% interest in nine operating joint venture properties in Japan, a 50% interest in three operating joint venture properties in South Korea, a 50% interest in one operating joint venture property in Mexico, a 50% interest in one operating joint venture property in Malaysia, and a 50% interest in two operating joint venture properties in Canada. The nine Japanese Premium Outlets operate in various cities throughout Japan and comprise over 3.2 million square feet of GLA and were 99.5% leased as of December 31, 2016.

The following property tables summarize certain data for our international properties as of December 31, 2016 and do not include our equity investment in Klépierre or our cost method investment in Value Retail PLC and affiliated entities.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Retail Anchors and Major Tenants
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Banana Republic, Beams, Brooks Brothers, Coach, Gap Outlet, McGregor, Nike, Tommy Hilfiger, Ralph Lauren
2.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	481,500

Adidas, Armani, Balenciaga, Bally, Banana Republic, Bottega Veneta, Burberry, Coach, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Jill Stuart, Loro Piana, Miu Miu, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's

3.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	441,000

Adidas, Armani, Bally, Banana Republic, Beams, Brooks Brothers, Coach, Etro, Gap Outlet, Gucci, Harrod's, Loro Piana, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tod's, Tommy Hilfiger, Valentino

4.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2031)	40.0%	2000	416,500

Adidas, Armani, Bally, Beams, Brooks Brothers, Coach, Dolce & Gabbana, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Kate Spade New York, Lacoste, Lanvin Collection, Olive des Olive, Nike, Ralph Lauren, Tommy Hilfiger, United Arrows

5.	Sano Premium Outlets	Sano (Tokyo)	Fee	40.0%	2003	390,800	Adidas, Armani, Beams, Brooks Brothers, Coach, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Gucci, Harrod's, Kate Spade New York, Michael Kors, Miu Miu, Nike, Ralph Lauren, Prada
6.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas. Beams, Brooks Brothers, Coach, Jill Stuart, Levi’s, Ralph Lauren, Tasaki, TaylorMade, United Arrows
7.	Shisui Premium Outlets	Shisui (Chiba), Japan	Ground Lease (2033)	40.0%	2013	365,900	Banana Republic, Brooks Brothers, Citizen, Coach, Dunhill, Gap, Marmot, Michael Kors, Samsonite, Tommy Hilfiger, United Arrows
8.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2033)	40.0%	2005	367,700	Adidas, Beams, Brooks Brothers, Coach, Eddie Bauer, Furla, Gap Outlet, Nike, Olive des Olive, Ralph Lauren, Puma, Timberland, Tommy Hilfiger, United Arrows
9.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	290,400	Adidas, Armani, Banana Republic, Beams, Bose, Brooks Brothers, Coach, Courreges, Dolce & Gabbana, Furla, Gap Outlet, Michael Kors, Miki House, Olive des Olive, Nike, Puma, Theory, Tommy Hilfiger
	Subtotal Japan					3,233,000

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Retail Anchors and Major Tenants
	MEXICO
10.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	333,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Lacoste, Levi's, MaxMara, Nautica, Nike, Palacio Outlet, Reebok, Rockport, Salvatore Ferragamo, Swarovski, Zegna
	Subtotal Mexico					333,000
	SOUTH KOREA
11.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	551,600

Adidas, Giorgio Armani, Burberry, Chloe, Coach, Dolce & Gabbana, Fendi, Gucci, Lacoste, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tod's, Valentino, Vivienne Westwood

12.	Paju Premium Outlets	Paju (Seoul)	Ground Lease (2040)	50.0%	2011	442,900	Armani, Banana Republic, Bean Pole, Calvin Klein, Coach, Escada, Jill Stuart, Lacoste, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tory Burch, Vivienne Westwood
13.	Busan Premium Outlets	Busan	Fee	50.0%	2013	360,200	Adidas, Armani, Banana Republic, Bean Pole, Calvin Klein, Coach, Gap, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Theory, The North Face, Tommy Hilfiger
	Subtotal South Korea					1,354,700
	MALAYSIA
14.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	264,400	Adidas, Armani, Brooks Brothers, Burberry, Calvin Klein, Canali, Coach, Gap, Guess, Lacoste, Levi's, Michael Kors, Nike, Salvatore Ferragamo, Timberland, Tommy Hilfiger, Zegna
	Subtotal Malaysia					264,400
	CANADA
15.	Toronto Premium Outlets (2)	Toronto (Ontario)	Fee	50.0%	2013	358,400	Adidas, Banana Republic, Burberry, Calvin Klein, Coach, Eddie Bauer, Gap, Michael Kors, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger
16.	Premium Outlets Montreal	Montreal (Quebec)	Fee	50.0%	2014	365,800	Adidas, American Eagle Outfitters, Banana Republic, Calvin Klein, Gap, Lacoste, Michael Kors, Nike, Old Navy, Polo Ralph Lauren, Reebok, Tommy Hilfiger
	Subtotal Canada					724,200
	TOTAL INTERNATIONAL PREMIUM OUTLETS					5,909,300

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Retail Anchors and Major Tenants
	INTERNATIONAL DESIGNER OUTLETS
	AUSTRIA
1.	Parndorf Designer Outlet	Vienna	Fee	90.0%	Phase 3 — 2005	118,000	Armani, Bally, Burberry, Calvin Klein, Furla, Geox, Gucci, Windsor Strellson, Michael Kors, Porsche Design, Prada, Swarovski, Zegna
	Phases 3 & 4				Phase 4 — 2011
	Subtotal Austria					118,000
	ITALY
2.	La Reggia Designer Outlet	Marcianise (Naples)	Fee	90.0%	Phase 1 — 2010	288,000	Adidas, Armani, Calvin Klein, Lacoste, Lui Jo, Michael Kors, Nike, Pinko, Polo Ralph Lauren, Roberto Cavalli, Timberland, Tommy Hilfiger, Valentino, Versace
	Phases 1 & 2				Phase 2a — 2010
					Phase 2b — 2011
3.	Noventa Di Piave Designer	Venice	Fee	90.0%	Phase 1 — 2008	324,000

Armani, Bally, Bottega Veneta, Brioni,  Burberry, Calvin Klein, Fendi, Gucci, Loro Piana, Michael Kors, Nike, Pinko, Paul Smith, Prada, Salvatore Ferragamo, Sergio Rossi,Tommy Hilfiger, Valentino, Versace, Zegna

	Outlet Phases 1, 2, & 3				Phase 2 — 2010
					Phase 3 — 2012
					Phase 4a - 2016
	Subtotal Italy					612,000
	NETHERLANDS
4.	Roermond Designer Outlet	Roermond	Fee	90.0%	Phase 2 — 2005	173,000	Armani, Bally, Burberry, Calvin Klein Jeans, Furla, Gucci, Loro Piana, Michael Kors, Moncler, Mulberry, Prada, Ralph Lauren Luxury, Swarovski, Tod's, Tommy Hilfiger, UGG, Zegna
	Phases 2 & 3				Phase 3 — 2011

	Subtotal Netherlands					173,000
	UNITED KINGDOM
5.	Ashford Designer Outlet	Kent	Fee	45.0%	2000	183,000	Adidas, CK Jeans, Clarks, Fossil, French Connection, Gap, Guess, Lacoste, Levis, Marks & Spencer, Next, Nike, Polo Ralph Lauren, Superdry, Tommy Hilfiger
	Subtotal England					183,000
	CANADA
6.	Vancouver Designer Outlets	Vancover	Ground Lease (2072)	45.0%	2015	242,000	Armani, Banana Republic, Brooks Brothers Factory, Calvin Klein, Coach, Gap, J. Crew Factory, Levi's, Michael Kors, Nike, Polo Ralph Lauren Factory, Tommy Hilfiger
	Subtotal Canada					242,000
	GERMANY
	Ochtrup Designer Outlets	Ochtrup	Fee	70.5%	2016	191,500	Adidas, Clarks, Ecco, Lacoste, Lindt, Nike, Pick Nick, Quiksilver, Samsonite, Schiesser, Seidensticker, Steiff, Tom Tailor, Vero Moda, Watch Station
						191,500
	Total International Designer Outlets					1,519,500

FOOTNOTES:

(1)	All gross leasable area listed in square feet.
(2)	Property is undergoing an expansion

Land

We have direct or indirect ownership interests in approximately 300 acres of land held in the United States and Canada for future development.

Sustainability

We incorporate sustainable thinking into many of the areas of our business; from how we plan, develop, and operate our properties, to how we do business with our customers, engage with our communities, and create a productive and positive work environment for our employees.  Our sustainability framework focuses on four key areas: Properties, Customers, Communities, and Employees.

We leverage sustainability to achieve cost efficiencies in our operations.  By implementing a range of energy management practices and continuous energy monitoring and reporting, we have reduced our energy consumption at comparable properties every year since 2003.  As a result, excluding new developments, we have reduced the electricity usage over which we have direct control by 331 million kWhs since 2003.  This represents a 33% reduction in electricity usage across a portfolio of comparable properties.

Our reduction in greenhouse gas emissions resulting from our energy management efforts in the same time period is 207,543 metric tons of CO2e. This figure only includes emission streams that have been consistently tracked since 2003. Additional emission streams, such as emissions generated from solid waste management, use of refrigerants and tenants’ plug-load consumptions, were included in Simon’s sustainability disclosure since 2013 and are reported in Simon’s annual sustainability report published in accordance with the guidelines of the Global Reporting Initiatives (GRI), the most widely used international standard for sustainability reporting.

Simon’s sustainability performance was once again recognized by international organizations. In 2016, Simon was awarded a score of A- by CDP, identifying us as a leader in the retail real estate sector for driving significant reduction in emissions. Simon was also awarded a Green Star ranking - the highest designation awarded for leadership in sustainability performance by the Global Real Estate Sustainability Benchmark (GRESB).

Mortgage Financing on Properties

The following table sets forth certain information regarding the mortgages encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Unsecured Debt

As of December 31, 2016

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date

Consolidated Indebtedness:
Secured Indebtedness:
Arizona Mills	5.76%		158,966		12,268		07/01/20
Bangor Mall	6.15%		80,000		4,918	(2)	10/01/17
Battlefield Mall	3.95%		122,131		7,118		09/01/22
Birch Run Premium Outlets	4.21%		123,000		5,177	(2)	02/06/26
Calhoun Outlet Marketplace	4.17%		19,316	(19)	1,140		06/01/26
Carolina Premium Outlets	3.36%		46,338		2,675		12/01/22
Domain, The	5.44%		191,842		14,085		08/01/21
Ellenton Premium Outlets	4.30%		178,000		7,651	(2)	12/01/25
Empire Mall	4.31%		190,000		8,197	(2)	12/01/25
Florida Keys Outlet Marketplace	4.17%		17,000		709	(2)	12/01/25
Gaffney Outlet Marketplace	4.17%		31,203	(19)	1,841		06/01/26
Grand Prairie Premium Outlets	3.66%		118,388		6,596		04/01/23
Grove City Premium Outlets	4.31%		140,000		6,032	(2)	12/01/25
Gulfport Premium Outlets	4.35%		50,000		2,174	(2)	12/01/25
Gurnee Mills	3.99%		273,866		15,736		10/01/26
Hagerstown Premium Outlets	4.26%		77,000		3,279	(2)	02/06/26
Independence Center	5.94%		200,000		11,886	(2)	07/10/17
Ingram Park Mall	5.38%		133,092		9,746		06/01/21
La Reggia Designer Outlets Phases 1 & 2	1.13%	(25)	56,798	(30)	5,249		03/31/27
Lee Premium Outlets	4.17%		53,491	(19)	3,157		06/01/26
Merrimack Premium Outlets	3.78%		126,534		7,247		07/01/23
Midland Park Mall	4.35%		78,807		5,078		09/06/22
Mills at Jersey Gardens, The	3.83%		350,000		13,405	(2)	11/01/20
Montgomery Mall	4.57%		100,000		4,570	(2)	05/01/24
Noventa Di Piave Designer Outlet Phases 1, 2, 3	1.68%	(11)	90,947	(30)	1,529	(2)	06/30/20
Opry Mills	4.09%		375,000		15,345	(2)	07/01/26
Oxford Valley Mall	4.77%		63,931		4,456		12/07/20
Parndorf Designer Outlet	1.90%		97,293	(30)	1,849	(2)	05/25/22
Penn Square Mall	3.84%		310,000		11,910	(2)	01/01/26
Pismo Beach Premium Outlets	3.33%		36,823	(20)	1,953		09/01/26
Plaza Carolina	2.12%	(1)	225,000		4,774	(2)	09/30/17
Potomac Mills	3.46%		416,000		14,383	(3)	11/01/26
Provence Designer Outlet	2.50%	(33)	44,099	(30)	1,102	(2)	07/27/22	(3)
Puerto Rico Premium Outlets	2.12%	(1)	125,000		2,652	(2)	09/30/17
Queenstown Premium Outlets	3.33%		64,689	(20)	3,430		09/01/26
Roermond Designer Outlet	1.88%		243,232	(30)	4,568	(2)	12/18/21
Shops at Chestnut Hill, The	4.69%		120,000		5,624	(2)	11/01/23
Shops at Riverside, The	3.37%		130,000		4,382	(2)	02/01/23
Southdale Center	3.84%		150,206		8,713		04/01/23
Southridge Mall	3.85%		121,703		7,036		06/06/23

Mortgage and Unsecured Debt

As of December 31, 2016

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date

Summit Mall	3.31%		85,000		2,817	(2)	10/01/26
The Crossings Premium Outlets	3.41%		112,647		6,131		12/01/22
Town Center at Cobb	4.76%		191,885		12,530		05/01/22
University Park Village	3.85%		55,000		2,118	(2)	05/01/28
White Oaks Mall	3.52%	(28)	51,500		1,000		06/01/23	(3)
Williamsburg Premium Outlets	4.23%		185,000		7,824	(2)	02/06/26
Wolfchase Galleria	4.15%		164,555		9,620		11/01/26
Woodland Hills Mall	7.79%		88,943		8,414		04/05/19
Total Consolidated Secured Indebtedness			$6,464,225
Unsecured Indebtedness:
Simon Property Group, LP:
Global Commercial Paper - Euro	(0.25)%	(16)	$79,315	(18)	$(198)	(2)	01/11/17
Global Commercial Paper - USD	0.83%	(16)	$874,350		7,290	(2)	06/16/17
Supplemental Credit Facility - USD	1.57%	(15)	$125,000		1,965	(2)	06/30/20	(3)
Supplemental Credit Facility - Yen Currency	0.80%	(15)	$191,499	(23)	1,532	(2)	06/30/20	(3)
Unsecured Notes - 22B	5.65%		$1,250,000		70,625	(14)	02/01/20
Unsecured Notes - 22C	6.75%		$600,000		40,500	(14)	02/01/40
Unsecured Notes - 23A	4.38%		$900,000		39,375	(14)	03/01/21
Unsecured Notes - 24B	4.13%		$700,000		28,875	(14)	12/01/21
Unsecured Notes - 25A	2.15%		$600,000		12,900	(14)	09/15/17
Unsecured Notes - 25B	3.38%		$600,000		20,250	(14)	03/15/22
Unsecured Notes - 25C	4.75%		$550,000		26,125	(14)	03/15/42
Unsecured Notes - 26A	1.50%		$750,000		11,250	(14)	02/01/18
Unsecured Notes - 26B	2.75%		$500,000		13,750	(14)	02/01/23
Unsecured Notes - 27A	2.20%		$600,000		13,200	(14)	02/01/19
Unsecured Notes - 27B	3.75%		$600,000		22,500	(14)	02/01/24
Unsecured Notes - 28A	3.38%		$900,000		30,375	(14)	10/01/24
Unsecured Notes - 28B	4.25%		$400,000		17,000	(14)	10/01/44
Unsecured Notes - 29A	2.50%		$500,000		12,500	(14)	09/01/20
Unsecured Notes - 29B	3.50%		$600,000		21,000	(14)	09/01/25
Unsecured Notes - 30A	2.50%		$550,000		13,750	(14)	07/15/21
Unsecured Notes - 30B	3.30%		$800,000		26,400	(14)	01/15/26
Unsecured Notes - 31A	2.35%		$550,000		12,925	(14)	01/30/22
Unsecured Notes - 31B	3.25%		$750,000		24,375	(14)	11/30/26
Unsecured Notes - 31C	4.25%		$550,000		23,375	(14)	11/30/46
Unsecured Notes - Euro 1	2.38%		$793,148	(8)	18,837	(6)	10/02/20
Unsecured Notes - Euro 2	1.38%		$793,148	(13)	10,906	(6)	11/18/22
Unsecured Notes - Euro 3	1.25%		$528,765	(10)	6,610	(6)	05/13/25
Total Consolidated Unsecured Indebtedness			$16,635,225
Total Consolidated Indebtedness at Face Amounts			$23,099,450
Premium on Indebtedness			21,916
Discount on Indebtedness			(46,426)
Debt Issuance Costs on Fixed-Rate Indebtedness			(97,836)

Mortgage and Unsecured Debt

As of December 31, 2016

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date

Total Consolidated Indebtedness			$22,977,104
Our Share of Consolidated Indebtedness			$22,836,945
Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	1.81%	(12)	60,633	(26)	8,468		09/25/23
Ashford Designer Outlet	3.02%	(34)	49,151	(21)	1,485	(2)	01/31/17
Arundel Mills	4.29%		385,000		16,509	(2)	02/06/24
Auburn Mall	6.02%		38,484		3,027		09/01/20
Aventura Mall	3.75%		1,200,000		45,002	(2)	12/01/20
Aventura Mall Expansion	2.72%	(1)	96,045		2,614	(2)	12/30/20	(3)
Avenues, The	3.60%		110,000		3,960	(2)	02/06/23
Briarwood Mall	3.29%		165,000		5,432	(2)	09/01/26
Busan Premium Outlets - Fixed	3.72%		66,954	(17)	2,492	(2)	06/20/22
Busan Premium Outlets - Variable	3.52%	(27)	30,283	(17)	1,066	(2)	02/13/17
California Department Stores	6.53%		31,300		2,044	(2)	11/01/17
Cape Cod Mall	5.75%		92,072		7,003		03/06/21
Charlotte Premium Outlets	2.22%	(1)	90,000		2,000	(2)	11/24/19	(3)
Circle Centre	3.67%	(24)	65,000		3,228		01/28/20	(3)
Clarksburg Premium Outlets	2.37%	(1)	118,194		2,803	(2)	11/20/20	(3)
Coconut Point	3.95%		190,000		7,511	(2)	10/01/26
Coddingtown Mall	2.42%	(1)	10,650		839		07/28/21	(3)
Colorado Mills - 1	4.28%		136,000		5,824	(2)	11/01/24
Colorado Mills - 2	5.04%		26,995		1,811		07/01/21
Concord Mills	3.84%		235,000		9,015	(2)	11/01/22
Crystal Mall	4.46%		91,179		5,749		06/06/22
Dadeland Mall	4.50%		427,206		27,361		12/05/21
Del Amo Fashion Center	2.27%	(1)	510,000		11,586	(2)	01/20/20	(3)
Domain Westin	4.12%		68,546		4,069		09/01/25
Dover Mall	5.57%		86,928		6,455		08/06/21
Emerald Square Mall	4.71%		106,980		7,165		08/11/22
Falls, The	3.45%		150,000		5,175	(2)	09/01/26
Fashion Centre Pentagon City Office	5.11%		40,000		2,043	(2)	07/01/21
Fashion Centre Pentagon City Retail	4.87%		410,000		19,957	(2)	07/01/21
Fashion Valley	4.30%		449,389		28,208		01/04/21
Florida Mall, The	5.25%		336,915		24,849		09/05/20
Galleria, The	3.55%		1,200,000		42,598	(2)	03/01/25
Gloucester Premium Outlets	2.17%	(1)	83,925		1,823	(2)	06/19/19	(3)
Grapevine Mills	3.83%		268,000		10,272	(2)	10/01/24
Gotemba Premium Outlets	0.27%	(12)	6,773	(26)	4,533		02/28/18
Hamilton Town Center	4.81%		81,840		5,293		04/01/22
Johor Premium Outlets	4.98%	(7)	10,873	(9)	6,547		10/14/20
Katy Mills	3.49%		140,000		4,886	(2)	12/06/22
Kobe-Sanda Premium Outlets	0.34%	(12)	30,912	(26)	1,653		01/31/20
Lehigh Valley Mall	5.88%		126,700		9,943		07/05/20

Mortgage and Unsecured Debt

As of December 31, 2016

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date

Liberty Tree Mall	3.41%		32,512		1,866		05/06/23
Mall at Rockingham Park, The	4.04%		262,000		10,585	(2)	06/01/26
Mall at Tuttle Crossing, The	3.56%		123,490		6,789		05/01/23
Mall of New Hampshire, The	4.11%		150,000		6,162	(2)	07/01/25
Meadowood Mall	5.82%		116,492		8,818		11/06/21
Miami International Mall	4.42%		160,000		7,072	(2)	02/06/24
Northshore Mall	3.30%		255,579		14,453		07/05/23
Ochtrup Designer Outlet	2.49%	(35)	46,457	(30)	2,616		06/30/21
Ontario Mills	4.25%		319,603		20,661		03/05/22
Outlets at Orange, The	4.22%		215,000		9,067	(2)	04/01/24
Paju Premium Outlets	3.79%		67,536	(17)	2,561	(2)	03/27/20
Phipps Plaza Residential	2.52%	(1)	26,827		676	(2)	10/16/19	(3)
Phipps Plaza Hotel	2.77%	(1)	21,224		588	(2)	12/17/19	(3)
POC Edmonton Intl Airport	2.24%	(4)	364	(22)	8	(2)	11/10/21	(3)
Premium Outlets Montréal	2.24%	(4)	80,649	(5)	1,807	(2)	09/10/17
Quaker Bridge Mall	4.50%		180,000		8,100	(2)	05/01/26
Rinku Premium Outlets	0.29%	(12)	10,321	(26)	1,750		07/31/17
Sano Premium Outlets	0.32%	(12)	2,194	(26)	2,845		05/31/18
Sendai-Izumi Premium Outlets	0.30%	(12)	6,537	(26)	3,288		10/31/18
Shisui Premium Outlets - Variable	0.26%	(12)	31,308	(26)	4,899		05/31/18
Shisui Premium Outlets - Fixed	0.38%		43,004	(26)	163	(2)	05/29/22
Shops at Clearfork	2.52%	(1)	72,338		1,824	(2)	03/18/21	(3)
Shops at Crystals	3.74%		550,000		20,592	(2)	07/01/26
Shops at Mission Viejo, The	3.61%		295,000		10,650	(2)	02/01/23
Siheung Premium Outlets	3.28%		58,078	(17)	1,905	(2)	03/15/23
Silver Sands Premium Outlets	3.93%		100,000		3,930	(2)	06/01/22
Smith Haven Mall	1.97%	(1)	180,000		3,549	(2)	05/29/20	(3)
Solomon Pond Mall	4.01%		101,685		6,309		11/01/22
Southdale Residential	4.46%		41,005		2,530		10/15/35
Springfield Mall	4.45%		63,818		3,928		10/06/25
Square One Mall	5.47%		93,007		6,793		01/06/22
Stoneridge Shopping Center	3.50%		330,000		11,550	(2)	09/05/26
St. Johns Town Center	3.82%		350,000		13,367	(2)	09/11/24
St. Louis Premium Outlets	4.06%		95,000		3,858	(2)	10/06/24
Tanger Outlets Columbus	2.42%	(1)	85,000		2,058	(2)	11/28/21	(3)
Tanger Outlets - Galveston/Houston	2.27%	(1)	65,000		1,477	(2)	07/01/18	(3)
Toki Premium Outlets - Fixed	0.38%		25,803	(26)	97	(2)	11/30/19
Toki Premium Outlets - Variable	0.81%	(12)	5,352	(26)	43	(2)	05/31/20
Toronto Premium Outlets	3.11%		126,130	(5)	3,917	(2)	06/01/22
Tosu Premium Outlets	0.29%	(12)	14,019	(26)	2,019	(2)	07/31/21
Twin Cities Premium Outlets	4.32%		115,000		4,968	(2)	11/06/24
Vancouver Designer Outlet	2.79%	(4)	76,716	(32)	2,140	(2)	06/19/18	(3)
West Town Mall	6.34%		210,000		13,309	(2)	12/01/17
Westchester, The	6.00%		338,942		26,980		05/05/20

Mortgage and Unsecured Debt

As of December 31, 2016

(Dollars in thousands)

	Interest	Face		Annual Debt		Maturity
Property Name	Rate	Amount		Service (1)		Date

Woodfield Mall	4.50%	425,000		19,125	(2)	03/05/24
Yeoju Premium Outlets	4.10%	69,779	(17)	2,863	(2)	09/06/20
Total Joint Venture Secured Indebtedness at Face Value		$13,860,696
TMLP Indebtedness at Face Value		$434,658	(29)
Total Joint Venture and TMLP Indebtedness at Face Value		$14,295,354
Premium on Indebtedness		3,337
Debt Issuance Costs		(61,115)
Total Joint Venture Indebtedness		$14,237,576
Our Share of Joint Venture Indebtedness		$6,743,252	(31)

(1)	Variable rate loans based on 1M LIBOR plus interest rate spreads ranging from 80 bps to 290 bps. 1M LIBOR as of December 31, 2016 was 0.77%.
(2)	Requires monthly payment of interest only.
(3)	Includes applicable extension available at the Applicable Borrower’s option.
(4)	Variable rate loans based on 1M CDOR plus interest rate spreads ranging from 130 bps to 185 bps. 1M CDOR at December 31, 2016 was 0.94%.
(5)	Amount shown in USD equivalent. CAD Equivalent is 278.7 million.
(6)	Requires annual payment of interest only.
(7)	Variable rate loans based on Cost of Fund plus interest rate spread of 150 bps. Cost of Fund as of December 31, 2016 was 3.48%.
(8)	Amount shown in USD equivalent. Euro equivalent is 750.0 million.
(9)	Amount shown in USD equivalent. Ringgit equivalent is 48.7 million.
(10)	Amount shown in USD equivalent. Euro equivalent is 500.0 million.
(11)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 200 bps. 3M EURIBOR at December 31, 2016 was -0.32%. In addition, 3M EURIBOR is capped at 1.00%.
(12)

Variable rate loans based on 1M YEN LIBOR or 6M YEN LIBOR plus interest rate spreads ranging from 25 bps to 40 bps. As of December 31, 2016, 1M YEN LIBOR and 6M YEN LIBOR were -0.08% and 0.01%, respectively.

(13)	Amount shown in USD equivalent. Euro equivalent is 750.0 million.
(14)	Requires semi‑annual payments of interest only.
(15)

$3.5 Billion Supplemental Credit Facility. As of December 31, 2016, the Supplemental Credit Facility — USD Currency bears interest at LIBOR + 80 bps, the Supplemental Credit Facility — Yen Currency bears interest at Yen LIBOR + 80 bps and the Supplemental Credit Facility — Euro Currency bears interest at 1M EURO LIBOR + 80 bps and provide for different pricing based upon our investment grade rating. As of December 31, 2016, $6.2 billion was available after outstanding borrowings and letters of credit under our Credit Facilities.

(16)	Reflects the latest maturity date and weighted average interest rate of all outstanding tranches of commercial paper at December 31, 2016.
(17)	Amount shown in USD equivalent. Won equivalent is 352.7 billion.
(18)	Amount shown in USD equivalent. Euro equivalent is 75.0 million.
(19)	Loans secured by these three properties are cross‑collateralized and cross‑defaulted.
(20)	Loans secured by these two properties are cross‑collateralized and cross‑defaulted.

Mortgage and Unsecured Debt

As of December 31, 2016

(Dollars in thousands)

(21)	Amount shown in USD equivalent. GBP equivalent is 40.0 million.
(22)	Amounts shown in USD equivalent. CAD equivalent is 0.5 million.
(23)	Amount shown in USD equivalent. Balances include borrowings on multi‑currency tranche of Yen 22.3 billion.
(24)	Variable rate loan based on 1M LIBOR plus an interest rate spread of 290 bps. In addition, 1M LIBOR is capped at 5.00%.
(25)	Variable rate loan based on 6M EURIBOR plus an interest rate spread of 135 bps. 6M EURIBOR at December 31, 2016 was −0.22%.
(26)	Amount shown in USD equivalent. Yen equivalent is 27.5 billion.
(27)	Variable rate loans based on 91 Day Korean CD rate plus interest rate spread of 200 bps. The 91 Day Korean CD rate as of December 31, 2016 was 1.52%.
(28)	Variable rate loan based on 1M LIBOR plus an interest rate spread of 275 bps. In addition, 1M LIBOR is capped at 5.00%.
(29)	Consists of two properties with interest rates ranging from 5.65% to 7.32% and maturities between 2018 and 2019.
(30)	Amount shown in USD equivalent. Euro equivalent is 547.3 million.
(31)

Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties, including The Mills Limited Partnership. To the extent total indebtedness is secured by a property, it is non‑recourse to us, with the exception of approximately $400.5 million of payment guarantees provided by the Operating Partnership (of which $87.3 million is recoverable from our venture partner under the partnership agreement).

(32)	Amounts shown in USD equivalent. CAD equivalent is 103.4 million.
(33)

Variable rate loan based on 3M EURIBOR plus an interest rate spread of 250 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%. In addition, 3M EURIBOR is capped at 1.00%.

(34)	Variable rate loan based on 1M LIBOR plus an interest rate spread of 225 bps. 1M LIBOR at December 31, 2016 was 0.77%.
(35)	Associated with this loan is an interest rate swap agreement that effectively fixes the interest rate on this loan at the all-in rate presented.

The changes in consolidated mortgages and unsecured indebtedness for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Balance, Beginning of Year	$22,416,682	$20,768,254	$22,584,504
Additions during period:
New Loan Originations	14,760,261	6,095,011	2,273,014
Loans assumed in acquisitions and consolidation	448,559	405,000	166,950
Net Premium	(9,822)	6,980	8,747
Net Debt Issuance Costs	(34,048)	(10,908)	20,929
Deductions during period:
Loan Retirements	(14,549,425)	(4,750,606)	(4,164,574)
Amortization of Net Premiums	(14,583)	(16,107)	(24,092)
Debt Issuance Cost Amortization	21,702	10,156	(20,255)
Scheduled Principal Amortization	(62,222)	(91,098)	(76,969)
Balance, Close of Year	$22,977,104	$22,416,682	$20,768,254

Item 3.  Legal Proceedings

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

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Simon

Market Information

Simon’s common stock trades on the New York Stock Exchange under the symbol “SPG”. The quarterly price range for the shares and the dividends declared per share for each quarter in the last two fiscal years are shown below:

				Declared
	High	Low	Close	Dividends
2015
1st Quarter	$206.31	$178.84	$195.64	$1.40
2nd Quarter	202.28	170.99	173.02	1.50
3rd Quarter	200.23	171.87	183.72	1.55
4th Quarter	208.14	180.55	194.44	1.60
2016
1st Quarter	$208.12	$176.11	$207.69	$1.60
2nd Quarter	217.17	190.82	216.90	1.60
3rd Quarter	229.10	206.02	207.01	1.65
4th Quarter	206.29	173.11	177.67	1.65

There is no established public trading market for Simon’s Class B common stock. Dividends on the Class B common stock are identical to the common stock.

Holders

The number of holders of record of common stock outstanding was 1,208 as of February 14, 2017. The Class B common stock is subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

Dividends

We must pay a minimum amount of dividends to maintain Simon’s status as a REIT. Simon’s future dividends and future distributions of the Operating Partnership will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

Common stock cash dividends during 2016 aggregated $6.50 per share. Common stock cash dividends during 2015 aggregated $6.05 per share. In January 2017, Simon’s Board of Directors declared a quarterly cash dividend of $1.75 per share of common stock payable on February 28, 2017 to stockholders of record on February 14, 2017.

We offer a dividend reinvestment plan that allows Simon’s stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

Unregistered Sales of Equity Securities

During the fourth quarter of 2016, we issued an aggregate of 250,500 shares of common stock to limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership, as follows:

•	250,000 shares on December 23, 2016, and
•	500 shares on December 2, 2016.

In each case, the issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuances Under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this Annual Report on Form 10‑K.

Issuer Purchases of Equity Securities

			Total number of	Approximate value
	Total number	Average	shares purchased as	of shares that may
	of shares	price paid	part of publicly	yet be purchased
Period	purchased	per share	announced programs	under programs (1)
October 1, 2016-October 31, 2016	—	$—	—	$1,656,993,026
November 1, 2016-November 30, 2016	992,800.000	$181.33	992,800.000	$1,476,972,418
December 1, 2016-December 31, 2016	416,397.000	$180.71	416,397.000	$1,401,725,841
	1,409,197.000	$181.14	1,409,197.000

(1)

On April 2, 2015, Simon’s Board of Directors authorized Simon to repurchase up to $2.0 billion of its common stock over a twenty-four month period as market conditions warrant.  On February 13, 2017, the program was extended and will expire on March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Market Information

There is no established trading market for units or preferred units.  The following table sets forth for the periods indicated, the distributions declared on the Operating Partnership’s units:

Declared
Dividends
2015
1st Quarter	$1.40
2nd Quarter	1.50
3rd Quarter	1.55
4th Quarter	1.60
2016
1st Quarter	$1.60
2nd Quarter	1.60
3rd Quarter	1.65
4th Quarter	1.65

Holders

The number of holders of record of units was 266 as of February 14, 2017.

Distributions

The Operating Partnership makes distributions on its units in amounts sufficient to maintain Simon's qualification as a REIT. Simon is required each year to distribute to its stockholders at least 90% of its REIT taxable income after certain adjustments. Future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the distributions that may be required to maintain Simon's status as a REIT.

Distributions during 2016 aggregated $6.50 per unit.  Distributions during 2015 aggregated $6.05 per unit.  In January 2017, Simon’s Board of Directors declared a quarterly cash dividend of $1.75 per share.  The distribution rate on the Operating Partnership’s units is equal to the dividend rate on Simon’s common stock.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

The following tables set forth selected financial data. The selected financial data should be read in conjunction with the financial statements and notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other data we believe is important in understanding trends in our business is also included in the tables.

	As of or for the Year Ended December 31
	2016 (1)	2015 (2)	2014 (3)	2013	2012
	(in thousands, except per share data)
OPERATING DATA:
Total consolidated revenue	$5,435,229	$5,266,103	$4,870,818	$4,543,849	$4,256,157
Consolidated income from continuing operations	2,134,706	2,139,375	1,622,165	1,366,793	1,563,242
Consolidated net income	2,134,706	2,139,375	1,651,526	1,551,590	1,719,632
Net income attributable to common stockholders - SPG Inc.	1,835,559	1,824,383	1,405,251	1,316,304	1,431,159
Net income attributable to unitholders - SPG L.P.	2,122,236	2,131,139	1,643,783	1,537,348	1,705,860
BASIC AND DILUTED EARNINGS PER SHARE/UNIT:
SPG Inc.
Income from continuing operations	$5.87	$5.88	$4.44	$3.73	$4.29
Discontinued operations	—	—	0.08	0.51	0.43
Net income attributable to common stockholders	$5.87	$5.88	$4.52	$4.24	$4.72
Basic weighted average shares outstanding	312,691	310,103	310,731	310,255	303,137
Diluted weighted average shares outstanding	312,691	310,103	310,731	310,255	303,138
Dividends per share (4)	$6.50	$6.05	$5.15	$4.65	$4.10
SPG L.P.
Income from continuing operations	$5.87	$5.88	$4.44	$3.73	$4.29
Discontinued operations	—	—	0.08	0.51	0.43
Net income attributable to unitholders	$5.87	$5.88	$4.52	$4.24	$4.72
Basic weighted average units outstanding	361,527	362,244	363,476	362,356	361,323
Diluted weighted average units outstanding	361,527	362,244	363,476	362,356	361,324
Distributions per unit (4)	$6.50	$6.05	$5.15	$4.65	$4.10
BALANCE SHEET DATA:
Cash and cash equivalents	$560,059	$701,134	$612,282	$1,691,006	$1,153,532
Total assets	31,103,578	30,565,182	29,447,591	33,239,161	32,487,435
Mortgages and other indebtedness	22,977,104	22,416,682	20,768,254	22,584,504	22,087,677
Total equity	4,959,912	5,216,369	5,951,505	6,822,632	6,893,089
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$3,372,694	$3,024,685	$2,730,420	$2,700,996	$2,513,072
Investing activities	(969,026)	(1,462,720)	(897,266)	(948,088)	(3,580,671)
Financing activities	(2,544,743)	(1,473,113)	(2,937,735)	(1,220,563)	1,453,467
SPG Inc.
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends	2.95x	2.70x	2.39x	2.22x	2.43x
Funds from Operations (FFO) (5)	$3,792,951	$3,571,237	$3,235,298	$3,205,693	$2,884,915
Dilutive FFO allocable to common stockholders	$3,280,590	$3,057,193	$2,765,819	$2,744,770	$2,420,348
Diluted FFO per share	$10.49	$9.86	$8.90	$8.85	$7.98
SPG L.P.
Ratio of Earnings to Fixed Charges	2.97x	2.71x	2.40x	2.23x	2.44x
Funds from Operations (FFO) (5)	$3,792,951	$3,571,237	$3,235,298	$3,205,693	$2,884,915

(1)

During the year ended December 31, 2016, we recorded a $136.8 million loss on extinguishment of debt associated with the early redemption of a series of senior unsecured notes, reducing diluted earnings per share and diluted FFO per share by $0.38.

(2)

During the year ended December 31, 2015, we recorded a $121.0 million loss on extinguishment of debt associated with the early redemption of two series of unsecured senior notes, reducing diluted earnings per share and diluted FFO per share by $0.33. We also recorded a gain on sale of marketable securities of $80.2 million, increasing diluted earnings per share and diluted FFO per share by $0.22.

(3)

During the year ended December 31, 2014, we recorded a $127.6 million loss on extinguishment of debt associated with five unsecured note tender offers and one early unsecured note redemption, reducing diluted earnings per share and diluted FFO per share by $0.35. We also recorded transaction expenses related to the spin‑off of Washington Prime Group Inc., or Washington Prime, of $38.2 million or $0.10 per share. 2014 FFO includes results for five months of Washington Prime of $146.2 million or $0.40 per share.

(4)	Represents dividends per share of Simon common stock/distributions per unit of Operating Partnership units declared per period.
(5)

FFO is a non‑GAAP financial measure that we believe provides useful information to investors. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition and reconciliation of FFO to consolidated net income and, for Simon, FFO per share to net income per share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto that are included in this Annual Report on Form 10‑K.

Overview

Simon Property Group, Inc. is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for U.S. federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P. is our majority-owned Delaware partnership subsidiary that owns all of our real estate properties and other assets. In this discussion, unless stated otherwise or the context otherwise requires, references to "Simon" mean Simon Property Group, Inc. and references to the "Operating Partnership" mean Simon Property Group, L.P.  References to "we," "us" and "our" mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership. According to the Operating Partnership's partnership agreement, the Operating Partnership is required to pay all expenses of Simon.

We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2016, we owned or held an interest in 206 income‑producing properties in the United States, which consisted of 108 malls, 67 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at 27 properties in the United States and we have one outlet and one other significant retail project under development. Internationally, as of December 31, 2016, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. We also own an interest in six Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which four properties are consolidated. Of the six properties in Europe, two are located in Italy and one each is located in Austria, Germany, the Netherlands, and the United Kingdom. We also have four international outlet properties under development. As of December 31, 2016, we owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company, which owns, or has an interest in, shopping centers located in 16 countries in Europe.

We generate the majority of our revenues from leases with retail tenants, including:

•	base minimum rents,
•	overage and percentage rents based on tenants’ sales volume, and
•	recoverable expenditures such as property operating, real estate taxes, repair and maintenance, and advertising and promotional expenditures.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.01 during 2016 to $5.87 as compared to $5.88 in 2015. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

•

a 2015 gain on acquisitions and disposals of $250.5 million, or $0.69 per diluted share/unit, related to a non-cash gain on Klépierre's acquisition of Corio N.V., or Corio, of $206.9 million, or $0.57 per diluted share/unit, and gains of $43.6 million, or $0.12 per diluted share/unit, due to the disposition of our interests in three unconsolidated properties,

•	a 2015 gain of $80.2 million, or $0.22 per diluted share/unit, from the sale of marketable securities,
•	an increase in charges on early extinguishment of debt of $15.8 million, or $0.05 per diluted share/unit,
•	decreased consolidated lease settlement activity in 2016 of $25.0 million, or $0.07 per diluted share/unit, and
•	a 2016 charge on the write-off of pre-development costs of $31.5 million, or $0.08 per diluted share/unit, partially offset by
•	improved operating performance and core business fundamentals in 2016 and the impact of our acquisition and expansion activity,
•

a 2016 gain on acquisitions and disposals of $84.6 million, or $0.23 per diluted share/unit, related to a non-cash gain on the consolidation of additional properties of $41.4 million, or $0.11 per diluted share/unit, a gain on the disposition of our interest in seven properties of $35.1 million, or $0.10 per diluted share/unit, and a gain related to Klépierre’s sale of certain assets of which our share of the gain was $8.1 million, or $0.02 per diluted share/unit,

•	a 2016 gain related to the disposition of our interest in two multi-family residential investments of $29.0 million, net of taxes, or $0.08 per diluted share/unit, and
•	decreased interest expense in 2016 of $66.1 million, or $0.18 per diluted share/unit.

Core business fundamentals improved during 2016, primarily driven by increased leasing activity. Portfolio NOI grew by 6.7% in 2016 as compared to 2015. Comparable property NOI grew 3.6% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, were relatively flat at $614 psf at December 31, 2016 compared to $620 psf at December 31, 2015, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 5.4% to $51.59 psf as of December 31, 2016, from $48.96 psf as of December 31, 2015. Leasing spreads in our U.S. Malls and Premium Outlets were favorable as we were able to lease available square feet at higher rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $7.82 psf ($69.20 openings compared to $61.38 closings) as of December 31, 2016, representing a 12.7% increase. Ending occupancy for our U.S. Malls and Premium Outlets was near historically peak levels at 96.8% as of December 31, 2016, as compared to 96.1% as of December 31, 2015, an increase of 70 basis points, primarily due to the effect of vacancies created as a result of tenant bankruptcies during 2015.

Our effective overall borrowing rate at December 31, 2016 on our consolidated indebtedness decreased 49 basis points to 3.39% as compared to 3.88% at December 31, 2015. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 66 basis points (3.46% at December 31, 2016 as compared to 4.12% at December 31, 2015) partially offset by an increase in the effective overall borrowing rate on variable rate debt of 26 basis points (1.76% at December 31, 2016 as compared to 1.50% at December 31, 2015). At December 31, 2016, the weighted average years to maturity of our consolidated indebtedness was 7.4 years as compared to 5.9 years at December 31, 2015.

Our financing activities for the year ended December 31, 2016 included:

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
•

Increasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $183.8 million through the issuance of U.S. dollar denominated notes.

•	Decreasing our Euro denominated borrowings of $103.6 million (U.S. dollar equivalent) under the Commercial Paper program.
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
•

Issuing, on November 23, 2016, $550.0 million of senior unsecured notes at a fixed interest rate of 2.35% with a maturity date of January 30, 2022, $750.0 million of senior unsecured notes at a fixed interest rate of 3.25% with a maturity date of November 30, 2026 and $550.0 million of senior unsecured notes at a fixed interest rate of 4.25% with a maturity date of November 30, 2046.

•	Redeeming at par $1.2 billion of senior unsecured notes with fixed interest rates ranging from of 2.80% to 6.10% and repaying a $240.0 million unsecured term loan.
•

Completing the early redemption of a series of senior unsecured notes comprising $650.0 million with a fixed interest rate of 10.35%. We recorded a $136.8 million loss on extinguishment of debt in the fourth quarter of 2016 as a result of the early redemption.

•	Unencumbering six properties by repaying $638.9 million in mortgage loans with a weighted average interest rate of 7.03%.

United States Portfolio Data

The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy, average base minimum rent per square foot, and total sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove disposed properties in the year of disposition. The Washington Prime Group Inc., or Washington Prime, properties have been removed from the portfolio data for all periods presented. For comparative purposes, we separate the information related to The Mills from our other U.S. operations. We also do not include any properties located outside the United States.

The following table sets forth these key operating statistics for:

•	properties that are consolidated in our consolidated financial statements,
•	properties we account for under the equity method of accounting as joint ventures, and
•	the foregoing two categories of properties on a total portfolio basis.

		%/Basis Points			%/Basis Points
	2016	Change (1)		2015	Change (1)		2014
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	97.1%	+70	bps	96.4%	-90	bps	97.3%
Unconsolidated	95.8%	+50	bps	95.3%	-110	bps	96.4%
Total Portfolio	96.8%	+70	bps	96.1%	-100	bps	97.1%
Average Base Minimum Rent per Square Foot
Consolidated	$49.94	5.4%		$47.39	4.5%		$45.34
Unconsolidated	$56.19	4.8%		$53.64	3.4%		$51.89
Total Portfolio	$51.59	5.4%		$48.96	4.1%		$47.01
Total Sales per Square Foot
Consolidated	$600	(1.2)%		$607	0.7%		$603
Unconsolidated	$660	(0.8)%		$665	-2.1%		$679
Total Portfolio	$614	(1.0)%		$620	0.1%		$619
The Mills:
Ending Occupancy	98.4%	-10	bps	98.5%	+10	bps	98.4%
Average Base Minimum Rent per Square Foot	$29.07	7.1%		$27.14	6.7%		$25.43
Total Sales per Square Foot	$565	(0.5)%		$568	5.0%		$541

(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During 2016, we signed 960 new leases and 1,270 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 7.3 million square feet, of which 5.4 million square feet related to consolidated properties. During 2015, we signed 1,068 new leases and 1,217 renewal leases with a fixed minimum rent, comprising approximately 7.3 million square feet, of which 5.6 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $59.45 per square foot in 2016 and $59.84 per square foot in 2015 with an average tenant allowance on new leases of $39.29 per square foot and $30.42 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	December 31,	%/basis point	December 31,	%/basis point	December 31,
	2016	Change	2015	Change	2014
Ending Occupancy	99.5%	-30 bps	99.8%	70 bps	99.1%
Total Sales per Square Foot	¥99,971	-1.60%	¥101,574	7.00%	¥94,933
Average Base Minimum Rent per Square Foot	¥5,038	1.43%	¥4,967	1.16%	¥4,910

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a summary of our significant accounting policies, see Note 3 of the notes to the consolidated financial statements.

•

We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue minimum rents on a straight‑line basis over the terms of their respective leases. Substantially all of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize overage rents only when each tenant’s sales exceed its sales threshold.

•

We review investment properties for impairment on a property‑by‑property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, a decline in a property’s cash flows, occupancy or comparable sales per square foot. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments below carrying value is other‑than‑temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

•

To maintain Simon’s status as a REIT, we must distribute at least 90% of REIT taxable income in any given year and meet certain asset and income tests. We monitor our business and transactions that may potentially impact Simon’s REIT status. In the unlikely event that we fail to maintain Simon’s REIT status, and available relief provisions do not apply, we would be required to pay U.S. federal income taxes at regular corporate income tax rates during the period Simon did not qualify as a REIT. If Simon lost its REIT status, it could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded and paid during those periods.

•

We make estimates as part of our valuation of the purchase price of acquisitions (including the components of excess investment in joint ventures) to the various components of the acquisition based upon the fair value of each component. The most significant components of our valuations are typically the determination of fair value to the buildings as‑if‑vacant, land and market value of in‑place leases. In the case of the fair value of buildings and fair value of land and other intangibles, our estimates of the values of these components will affect the amount of depreciation we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in‑place leases, we make our best estimates of the tenants’ ability to pay rents based upon the tenants’ operating performance at the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in‑place leases.

•

A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre‑construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy and cease capitalization of costs upon opening.

Results of Operations

In addition to the activity discussed above in the “Results Overview” section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

•	During 2016, we disposed of three retail properties.
•

During the first quarter of 2016, we consolidated two Designer Outlet properties in Europe that had previously been accounted for under the equity method. During the third quarter of 2016, we consolidated two more Designer Outlet properties in Europe, which were previously accounted for under the equity method.

•	On October 29, 2015, we opened Tampa Premium Outlets, a 441,000 square foot outlet center in Lutz (Tampa), Florida.
•	On October 1, 2015, we opened Tucson Premium Outlets, a 366,000 square foot outlet center in Marana (Tucson), Arizona.
•	On January 15, 2015, we acquired a 100% interest in Jersey Gardens (renamed The Mills at Jersey Gardens) in Elizabeth, New Jersey and University Park Village in Fort Worth, Texas.
•	On January 30, 2014, we acquired the remaining 50% interest in the previously unconsolidated Arizona Mills from our joint venture partner.
•	On January 10, 2014, we acquired one of our partner’s interests in a portfolio of ten properties, seven of which we had previously consolidated.
•	During 2014, we disposed of three retail properties.

In addition to the activities discussed above and in “Results Overview”, the following acquisitions, dispositions, and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

•	During 2016, we disposed of four retail properties.
•

On November 3, 2016, we and our partner opened a 500,000 square foot retail component of Brickell City Centre in Miami, Florida. We have a 25.0% noncontrolling interest in the retail component of this center.

•	On October 27, 2016, we and our partner opened Clarksburg Premium Outlets, a 392,000 square foot outlet center in Clarksburg, Maryland. We have a 66.0% noncontrolling interest in this new center.
•

On September 15, 2016, we were part of a consortium that completed the acquisition of Aéropostale, out of bankruptcy. Our noncontrolling interest in the retail operations venture and in the licensing venture is 49.05% and 28.45%, respectively.

•	On June 24, 2016, we and our partner opened a 355,000 square foot outlet center in Columbus, Ohio. We have a 50% noncontrolling interest in this new center.
•	On April 14, 2016, we acquired a 50.0% interest in The Shops at Crystals, a 262,000 square foot mall in Las Vegas, Nevada.
•	On February 1, 2016, through our European investee, we and our partner acquired a 75.0% noncontrolling interest in an outlet center in Ochtrup, Germany.
•

During the third quarter of 2015, we closed on our previously announced joint venture with Hudson’s Bay Company, or HBC, whereby we currently have a 10.2% noncontrolling interest in a newly formed entity, HBS Global Properties, or HBS. HBC contributed 42 of its properties in the U.S. to HBS. Later in the third quarter of 2015, the joint venture acquired an additional 41 properties in Germany concurrently with HBC’s acquisition of Galeria Holding, the parent company of Germany’s leading department store, Kaufhof, as further discussed in Note 7 of the notes to the consolidated financial statements. All of the joint venture’s properties have been leased to affiliates of HBC.

•	On August 13, 2015, we and our partner opened Gloucester Premium Outlets, a 370,000 square foot outlet center. We have a 50% noncontrolling interest in this new center.
•	On July 9, 2015, through our European investee, we and our partner opened Vancouver Designer Outlet, a 242,000 square foot outlet center. We have a 45% noncontrolling interest in this new center.
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
•

On January 10, 2014, as discussed above, we acquired one of our partner’s redeemable interests in a portfolio of ten properties, seven of which were consolidated and three of which were unconsolidated prior to the transaction. The three unconsolidated properties remained unconsolidated following the transaction.

For the purposes of the following comparisons between the years ended December 31, 2016 and 2015 and the years ended December 31, 2015 and 2014, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned and operated in both years in the year‑to‑year comparisons.

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Minimum rents increased $216.2 million during 2016, of which the property transactions accounted for $73.5 million of the increase. Comparable rents increased $142.7 million, or 4.6%, primarily attributable to an increase in base minimum rents as well as incremental revenue from our redevelopment and expansion activity.  Overage rent decreased $32.6 million as a result of decreased tenant sales and an increase in the overage breakpoints as compared to 2015.

Tenant reimbursements increased $49.2 million, due to a $22.2 million increase attributable to the property transactions and a $27.0 million, or 1.9%, increase in the comparable properties due to annual fixed contractual increases related to common area maintenance and real estate tax recoveries.

Total other income decreased $49.1 million, primarily due to an $80.2 million gain on the sale of marketable securities recorded during 2015 and a $25.0 million decrease in lease settlement income, partially offset by a $36.2 million pre-tax gain on the sale of our investments in two multi-family residential investments during 2016, a $7.6 million increase in land sale activity and an increase in Simon Brand Ventures and gift card revenue of $13.1 million.

Depreciation and amortization expense increased $75.1 million primarily due to the additional depreciable assets related to the property transactions and our continued redevelopment and expansion activities.

Other expenses increased $14.1 million primarily due to the write off of pre-development costs of $31.5 million related to the Copley residential tower project that we are no longer pursuing, partially offset by a decrease in legal costs and professional fees and a more favorable net foreign currency revaluation impact on foreign currency‑denominated assets and liabilities during 2015.

Interest expense decreased $66.1 million primarily due to the net impact of our financing activities during 2016 and 2015 and the reduction in our effective overall borrowing rate as previously discussed.

During 2016, we recorded a loss on extinguishment of debt of $136.8 million as a result of an early redemption of senior unsecured notes. During 2015, we recorded a loss on extinguishment of debt of $121.0 million as a result of an early redemption of senior unsecured notes.

Income and other taxes increased $9.5 million as a result of taxes due on the sale of one of the multi-family residential investments and taxes related to certain of our international investments.

Income from unconsolidated entities increased $68.5 million primarily due to favorable results of operations and financing activity of joint venture properties as well as our acquisition and development activity.

During 2016, we recorded a gain related to Klépierre’s sale of certain assets, our sale of three consolidated retail properties and disposition of our interests in four unconsolidated retail properties. The aggregate gain on the transactions was $43.2 million.  We also recorded a non-cash remeasurement gain of $41.4 million related to the change in control of our interest in the European outlet properties as further discussed in Note 7 of the notes to the consolidated financial statements.  During 2015, we disposed of our interests in three unconsolidated retail properties resulting in a gain of $43.6 million and we recorded a non‑cash gain on Klépierre’s acquisition of Corio of $206.9 million as discussed in Note 7 of the notes to the consolidated financial statements.

Simon’s net income attributable to noncontrolling interests decreased $15.8 million primarily due to a decrease in the net income of the Operating Partnership.

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

Total other income increased $124.8 million, principally as a result of the following:

•	an $80.2 million gain on the sale of marketable securities in the second quarter of 2015,
•	a $25.9 million increase in lease settlement income,
•	a $13.9 million increase attributable to dividend income, and
•	an $8.3 million gain on the sale of our interests in certain pre‑development projects in Europe.

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

Other expenses increased $11.2 million primarily due to an increase in legal costs and professional fees as well as acquisition‑related costs in the first quarter of 2015, partially offset by a favorable net foreign currency revaluation impact on foreign currency‑denominated assets and liabilities.

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

During 2015, we disposed of our interests in three unconsolidated retail properties resulting in a gain of $43.6 million and we recorded a non‑cash gain on Klépierre’s acquisition of Corio of $206.9 million as discussed in Note 3 of the notes to the consolidated financial statements. During 2014, we recorded a gain related to Klépierre’s sale of a portfolio of 126 properties and our disposal of three retail properties. Additionally, in 2014, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner. The property was previously accounted for under the equity method and we recognized a non‑cash gain upon consolidation of this property. The aggregate gain recognized on these 2014 transactions was $158.3 million.

Discontinued operations decreased $67.5 million as the twelve months of 2014 included approximately five months of our ownership of the Washington Prime properties, whereas 2015 did not include any ownership of those properties. Results for 2014 also included $38.2 million in transaction costs related to the Washington Prime spin‑off.

Simon’s net income attributable to noncontrolling interests increased $68.7 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long‑lived income‑producing assets, our financing strategy relies primarily on long‑term fixed rate debt. Floating rate debt comprised only 3.8% of our total consolidated debt at December 31, 2016. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.9 billion in the aggregate during 2016. In addition, the Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $141.1 million during 2016 to $560.1 million as of December 31, 2016 as further discussed in “Cash Flows” below.

On December 31, 2016, we had an aggregate available borrowing capacity of approximately $6.2 billion under the Credit Facilities, net of outstanding borrowings of $316.5 million, and amounts outstanding under the Commercial Paper program of $953.7 million and letters of credit of $18.8 million. For the year ended December 31, 2016, the maximum amount outstanding under the Credit Facilities was $1.5 billion and the weighted average amount outstanding was $596.4 million. The weighted average interest rate was 0.95% for the year ended December 31, 2016. Further, on April 6, 2016, the Operating Partnership amended the Supplemental Facility to, among other matters, (i) exercise its $750.0 million accordion feature such that the Supplemental Facility’s borrowing capacity was increased from $2.75 billion to $3.50 billion and (ii) add a new $750.0 million accordion feature to permit us to further increase the Supplemental Facility’s borrowing capacity to $4.25 billion during its term.

Simon has historically had access to public equity markets and the Operating Partnership has historically had access to private and public long and short-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

Our business model and Simon’s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facilities and the Commercial Paper program to address our debt maturities and capital needs through 2017.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $3.9 billion during 2016. In addition, we had net proceeds from our debt financing and repayment activities, including the $136.8 million debt extinguishment charge, of $79.3 million in 2016. These activities are further discussed below under “Financing and Debt.” During 2016, we also:

•

funded the acquisition of our interest in two joint venture properties and the ventures which purchased certain assets of Aèropostale and acquired additional interests in two international retail properties, the aggregate cash portion of which was $500.0 million,

•	paid stockholder dividends and unitholder distributions totaling approximately $2.4 billion and preferred unit distributions totaling $5.3 million,
•

funded consolidated capital expenditures of $798.5 million (including development and other costs of $102.8 million, redevelopment and expansion costs of $486.9 million, and tenant costs and other operational capital expenditures of $208.8 million),

•	funded investments in unconsolidated entities of $312.2 million,
•	funded the repurchase of our common stock of $255.3 million, and
•	received proceeds of $36.6 million primarily related to the sale of three retail properties.

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

We expect to generate positive cash flow from operations in 2017, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from the Credit Facilities and Commercial Paper program, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt

Unsecured Debt

At December 31, 2016, our unsecured debt consisted of $15.4 billion of senior unsecured notes of the Operating Partnership, $316.5 million outstanding under the Operating Partnership’s Supplemental Facility, and $953.7 million outstanding under the Operating Partnership’s Commercial Paper program. The December 31, 2016 balance on the Supplemental Facility included $191.5 million (U.S. dollar equivalent) of Yen-denominated borrowings.  At December 31, 2016, the outstanding amount under the Commercial Paper program was $953.7 million, of which $79.3 million was related to the U.S. dollar equivalent of Euro-denominated notes. Foreign currency denominated borrowings under both the Credit Facility and Commercial Paper program are designated as net investment hedges of a portion of our international investments.

On December 31, 2016, we had an aggregate available borrowing capacity of $6.2 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the year ended December 31, 2016 was $1.5 billion and the weighted average outstanding balance was $596.4 million. Letters of credit of $18.8 million were outstanding under the Credit Facilities as of December 31, 2016.

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

On April 6, 2016, the Operating Partnership amended the Supplemental Facility to, among other matters, (i) exercise its $750.0 million accordion feature such that the Supplemental Facility’s borrowing capacity was increased from $2.75 billion to $3.50 billion and (ii) add a new $750.0 million accordion feature to permit us to further increase the Supplemental Facility’s borrowing capacity to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof.  The base interest rate on the amended Supplemental Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points. The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euros, Yen, Sterling, Canadian dollars and Australian dollars.

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either Credit Facility to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2016, we had $953.7 million outstanding under the Commercial Paper program, comprised of $874.4 million outstanding in U.S. dollar denominated notes and $79.3 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.83% and -0.25%, respectively.  The borrowings mature on various dates from January 3, 2017 to June 16, 2017 and reduce amounts otherwise available under the Credit Facilities.

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

On May 13, 2016, a wholly-owned subsidiary of the Operating Partnership issued €500.0  million ($566.7  million U.S.  dollar equivalent)  of senior unsecured notes at a fixed interest rate of 1.25% with a maturity date of May 13, 2025. Proceeds from the unsecured notes offering were used to pay down the Euro-denominated borrowings on the Credit Facilities and to repay at maturity the Euro-denominated borrowings under the Commercial Paper program, and for general corporate purposes.

On November 23, 2016, the Operating Partnership issued $550.0 million of senior unsecured notes at a fixed interest rate of 2.35% with a maturity date of January 30, 2022, $750.0 million of senior unsecured notes at a fixed interest rate of

3.25% with a maturity date of November 30, 2026 and $550.0 million of senior unsecured notes at a fixed interest rate of 4.25% with a maturity date of November 30, 2046. Proceeds from the unsecured notes offering were used to pay down the Supplemental Facility, to redeem senior unsecured notes at par in December 2016 and for the early redemption of senior unsecured notes in December 2016.

During 2016, the Operating Partnership repaid a $240.0 million unsecured term loan, redeemed at par or repaid at maturity $1.2 billion of senior unsecured notes with fixed interest rates ranging from 2.80% to 6.10% and completed the early redemption of a series of senior unsecured notes comprising $650.0 million with a fixed interest rate of 10.35%. We recorded a $136.8 million loss on extinguishment of debt in the fourth quarter of 2016 as a result of the early redemption.

Mortgage Debt

Total mortgage indebtedness was $6.5 billion and $6.6 billion at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, we repaid $638.9 million in mortgage loans, with a weighted average interest rate of 7.03%, unencumbering six properties.

On January 1, 2016, we consolidated the European investee that held our interests in six Designer Outlet properties, as we gained control of the investee through terms of the underlying venture agreement. This resulted in the consolidation of two of the six operating properties – Parndorf Designer Outlet and Roermond Designer Outlet, subject to existing acquisition date EURIBOR-based variable mortgage loans of $100.6 million and $196.8 million, respectively (both amounts U.S. dollar equivalents). The loans mature on May 25, 2022 and December 18, 2021 and bear interest at 1.90% and 1.88%, respectively.

On July 25, 2016, this European investee also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice as well as the remaining interests in related expansion projects. This resulted in the consolidation of these two properties – La Reggia Designer Outlet and Venice Designer Outlet, subject to existing acquisition date EURIBOR-based variable rate mortgage loans of $62.1 million and $89.0 million, respectively (both amounts U.S. dollar equivalents). The loans mature on March 31, 2027 and June 30, 2020, respectively, and bear interest at 1.13% and 1.68%, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non‑financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2016, we were in compliance with all covenants of our unsecured debt.

At December 31, 2016, we or our subsidiaries were the borrowers under 45 non‑recourse mortgage notes secured by mortgages on 48 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties which serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At December 31, 2016, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually, or giving effect to applicable cross‑default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2016 and 2015, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	December 31, 2016	Interest Rate(1)	December 31, 2015	Interest Rate(1)
Fixed Rate	$22,083,330	3.46%	$22,330,537	4.12%
Variable Rate	893,774	1.76%	2,086,145	1.50%
	$22,977,104	3.39%	$24,416,682	3.88%

(1)	Excludes the impact of net discounts and debt issuance costs.

Contractual Obligations and Off-balance Sheet Arrangements

In regards to long‑term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2016, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2017	2018 - 2019	2020 - 2021	After 2021	Total
Long Term Debt (1)	$2,233,249	$1,545,129	$6,304,151	$13,016,921	$23,099,450
Interest Payments (2)	768,005	1,439,793	1,142,553	3,264,574	6,614,925
Consolidated Capital Expenditure Commitments (3)	182,829	—	—	—	182,829
Lease Commitments (4)	30,669	57,533	48,142	675,795	812,139

(1)	Excludes the impact of net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2016.
(3)

Represents contractual commitments for capital projects and services at December 31, 2016. Our share of estimated 2016 development, redevelopment and expansion activity is further discussed below under “Development Activity”.

(4)	Represents only the minimum non‑cancellable lease period, excluding applicable lease extension and renewal options.

Our off‑balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 7 of the notes to the consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2016, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $400.5 million (of which we have a right of recovery from our venture partners of $87.3 million). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

Acquisitions.  On January 15, 2015, we acquired a 100% interest in Jersey Gardens (renamed The Mills at Jersey Gardens) in Elizabeth, New Jersey and University Park Village in Fort Worth, Texas, for $677.9 million of cash and the assumption of existing mortgage debt of $405.0 million.

In February 2016, we and our partner, through our European investee, acquired a noncontrolling 75% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million. On July 25, 2016, this European investee also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice as well as the remaining interests in related expansion projects and working capital for cash consideration of approximately €145.5 million. This resulted in the consolidation of these two properties on the acquisition date, requiring a remeasurement of our previously held equity interest to fair value and the recognition of a non-cash gain of $29.3 million in earnings during the third quarter of 2016.

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

During 2016, we disposed of our interests in two unconsolidated multi-family residential investments, three consolidated retail properties, and four unconsolidated retail properties. Our share of the gross proceeds from these transactions was $81.8 million. The gain on the consolidated retail properties was $12.4 million. The gain on the unconsolidated retail properties was $22.6 million. The aggregate gain of $36.2 million from the sale of the two unconsolidated residential investments is included in other income and resulted in an additional $7.2 million in taxes included in income and other taxes  As discussed in Note 7 of the notes to the consolidated financial statements, Klépierre disposed of its interest in certain Scandinavian properties during the fourth quarter resulting in a gain of which our share was $8.1 million.

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

On July 22, 2015, we closed on our previously announced joint venture with HBC, to which HBC contributed 42 properties in the U.S. and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling equity interest in HBS.  As of December 31, 2016, we have funded $30.6 million of this commitment. On September 30, 2015, HBC announced it had closed on the acquisition of Galeria Holding, the parent company of Germany’s leading department store, Kaufhof. In conjunction with the closing, HBS acquired 41 Kaufhof properties in Germany from HBC. All of these properties have been leased to affiliates of HBC. We contributed an additional $178.5 million to HBS upon closing of the Galeria Holding transaction. Our noncontrolling equity interest in HBS is approximately 10.2% at December 31, 2016.

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

Development Activity

New Domestic Developments, Redevelopments and Expansions.

During 2016, the following properties opened:

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

•

The 500,000 square foot retail component of Brickell City Centre, a mixed-use development in downtown Miami, opened on November 3, 2016. We own a 25% noncontrolling interest in the retail component of this project. Our share of the cost of this project including development fees, was approximately $110.0 million.

In addition, construction continues on the following properties:

•

Norfolk Premium Outlets, a 332,000 square foot center in Norfolk, Virginia, which is scheduled to open in June 2017. We own a 65% noncontrolling interest in this project. Our estimated share of the cost of this project is $70.9 million.

•

The Shops at Clearfork, a 545,000 square foot project located in Fort Worth, Texas, which is scheduled to open in September 2017. We own a 45% noncontrolling interest in this project. Our estimated share of the cost of this project is $114.7 million.

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants are underway at 27 properties in the United States.

During the fourth quarter of 2016, we determined we would no longer pursue the construction of Copley residential tower given a change in property approval dynamics, construction pricing in the Boston market and the continued increase in residential supply in the market. Accordingly, we recorded a charge of approximately $31.5 million related to the write-off of pre-development costs.

Summary of Capital Expenditures.  The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2016	2015	2014
New Developments	$103	$139	$52
Redevelopments and Expansions	487	699	500
Tenant Allowances	110	91	134
Operational Capital Expenditures	98	92	79
Capital Expenditures on Washington Prime properties	—	—	32
Total	$798	$1,021	$797

Our share of the costs of all development, redevelopment and expansion projects currently under construction is approximately $1.6 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 7-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency‑denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2017 will be approximately $179 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of December 31, 2016 (in millions):

		Gross	Our	Our Share of	Our Share of	Projected
		Leasable	Ownership	Projected Net Cost	Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)	(in USD)	Date
New Development Projects:
Genting Highlands Premium Outlets	Kuala Lumpur, Malaysia	274,000	50%	MYR 120.7	$26.9	May. - 2017
Premium Outlet Collection - Edmonton International Airport	Edmonton (Alberta), Canada	428,000	50%	CAD 108.2	$80.2	Oct. - 2017
Provence Designer Outlets	Miramas, France	269,000	90%	EUR 104.1	$110.1	Apr. - 2017
Siheung Premium Outlets	Siheung, Korea	399,000	50%	KRW 123,695	$102.6	May. - 2017
Expansions:
Noventa Di Piave Designer Outlets Phase 4	Venice, Italy	67,000	90%	EUR 43.1	$45.5	Opened Nov. - 2016
Roermond Designer Outlets Phase 4	Roermond, Netherlands	125,000	29%	EUR 20.1	$21.3	Apr. - 2017
Toronto Premium Outlets Phase 2	Toronto (Ontario), Canada	145,000	50%	CAD 60.3	$44.7	Nov. - 2018

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.65 per share in the fourth quarter of 2016 and $6.50 per share for the year ended December 31, 2016. The Operating Partnership made distributions per unit for the same amounts. In 2015, Simon paid dividends of $1.60 and $6.05 per share for the three and twelve month periods ended December 31, 2015, respectively. The Operating Partnership made distributions per unit for the same amounts. Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2017 of $1.75 per share of common stock payable on February 28, 2017 to stockholders of record on February 14, 2017. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On April 2, 2015, Simon’s Board of Directors authorized Simon to repurchase up to $2.0 billion of common stock over a twenty-four month period as market conditions warrant, and on February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the program through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions. During the year ended December 31, 2016, Simon repurchased 1,409,197 shares at an average price of $181.14 per share of its common stock as part of this program.  During the year ended December 31, 2015, Simon repurchased 1,903,340 shares at an average price of $180.19 per share as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

Forward‑Looking Statements

Certain statements made in this section or elsewhere in this Annual Report on Form 10-K may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and market conditions that adversely affect the general retail environment; the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; decreases in market rental rates; the intensely competitive market environment in the retail industry; the inability to lease newly developed properties and renew leases and relet space at existing properties on favorable terms; risks related to international activities, including, without limitation, the impact of the United Kingdom’s vote to leave the European Union; changes to applicable laws or regulations or the interpretation thereof; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; general risks related to real estate investments, including the illiquidity of real estate investments; the impact of our substantial indebtedness on our future operations; any disruption in the financial markets that adversely affects our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; changes in market rates of interest and foreign exchange rates for foreign currencies; changes in the value of our investments in foreign entities; our ability to hedge interest rate and currency risk; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks relating to our joint venture properties; environmental liabilities; changes in insurance costs, the availability of comprehensive insurance coverage; security breaches that could compromise our information technology or infrastructure; natural disasters; the potential for terrorist activities; and the loss of key management personnel. We discussed these and other risks and uncertainties under the heading "Risk Factors" in Part I, Item1A of this Annual Report on Form 10-K. We may update that discussion in subsequent other periodic reports, but, except as required by law, we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

You should understand that our computations of these non‑GAAP measures might not be comparable to similar measures reported by other REITs and that these non‑GAAP measures:

•	do not represent cash flow from operations as defined by GAAP,
•	should not be considered as alternatives to consolidated net income determined in accordance with GAAP as a measure of operating performance, and
•	are not alternatives to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	2016	2015	2014
	(in thousands)
Funds from Operations (A) (B) (C)	$3,792,951	$3,571,237	$3,235,298
Change in FFO from prior period	6.2%	10.4%	0.9%
Consolidated Net Income	$2,134,706	$2,139,375	$1,651,526
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	1,236,476	1,160,916	1,204,624
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	527,976	533,330	549,138
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net (D)	(80,154)	(250,516)	(158,550)
Net income attributable to noncontrolling interest holders in properties	(7,218)	(2,984)	(2,491)
Noncontrolling interests portion of depreciation and amortization	(13,583)	(3,632)	(3,697)
Preferred distributions and dividends	(5,252)	(5,252)	(5,252)
FFO of the Operating Partnership (A) (B) (C)	$3,792,951	$3,571,237	$3,235,298
FFO allocable to limited partners	512,361	514,044	469,479
Dilutive FFO allocable to common stockholders (A) (B) (C)	$3,280,590	$3,057,193	$2,765,819
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$5.87	$5.88	$4.52
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	4.84	4.67	4.82
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net (D)	(0.22)	(0.69)	(0.44)
Diluted FFO per share (A) (B) (C)	$10.49	$9.86	$8.90
Basic and Diluted weighted average shares outstanding	312,691	310,103	310,731
Weighted average limited partnership units outstanding	48,836	52,141	52,745
Basic and Diluted weighted average shares and units outstanding	361,527	362,244	363,476

(A)

Includes FFO of the Operating Partnership related to the Washington Prime properties, net of transaction expenses, of $108.0 million for the year ended December 31, 2014. Includes Diluted FFO per share/unit related to Washington Prime properties, net of transaction expenses, of $0.30 for the year ended December 31, 2014. Includes Diluted FFO allocable to common stockholders of $92.4 million for the year ended December 31, 2014 related to the Washington Prime properties, net of transaction expenses.

(B)

Includes FFO of the Operating Partnership related to a gain on sale of marketable securities of $80.2 million, or $0.22 per diluted share/unit, for the year ended December 31, 2015. Includes Diluted FFO allocable to common stockholders of $68.6 million for the year ended December 31, 2015.

(C)

Includes FFO of the Operating Partnership related to a loss on extinguishment of debt of $136.8 million, $121.0 million, and $127.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. Includes Diluted FFO per share/unit related to a loss on extinguishment of debt of $0.38, $0.33, and $0.35 for the years ended December 31, 2016, 2015, and 2014, respectively. Includes Diluted FFO allocable to common stockholders of $118.3 million, $103.6 million, and $109.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

(D)

Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities for the year ended December 31, 2016 was $84.6 million. Noncontrolling interest portion of the gain was $4.4 million, or $0.01 per diluted share/unit, for the year ended December 31, 2016.

The following schedule reconciles consolidated net income to NOI and sets forth the computations of Portfolio NOI and Comparable NOI.

	For the Year
	Ended December 31,
	2016	2015
	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$2,134,706	$2,139,375
Income and other taxes	29,678	20,170
Interest expense	857,554	923,697
Income from unconsolidated entities	(353,334)	(284,806)
Loss on extinguishment of debt	136,777	120,953
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(84,553)	(250,516)
Operating Income	2,720,828	2,668,873
Depreciation and amortization	1,252,673	1,177,568
NOI of consolidated entities	$3,973,501	$3,846,441
Reconciliation of NOI of unconsolidated entities:
Net Income	$916,383	$822,766
Interest expense	585,958	593,187
Gain on sale or disposal of assets and interests in unconsolidated entities	(101,051)	(67,176)
Operating Income	1,401,290	1,348,777
Depreciation and amortization	588,666	594,973
NOI of unconsolidated entities	$1,989,956	$1,943,750
Add: Our share of NOI from Klépierre and HBS	248,705	191,551
Total NOI	$6,212,162	$5,981,742
Less: Corporate and Other NOI Sources (1)	171,546	322,275
Portfolio NOI	$6,040,616	$5,659,467
Portfolio NOI Growth	6.7%
Less: Our share of NOI from Klépierre and HBS	248,705	191,551
Less: International Properties (2)	398,734	357,351
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	175,564	72,766
Comparable Property NOI (4)	$5,217,613	$5,037,799
Comparable Property NOI Growth	3.6%

(1)

Includes income components excluded from Portfolio NOI and Comparable NOI (domestic lease termination income, interest income, land sale gains, straight line rent, above/below market lease adjustments), gains on sale of marketable securities, Simon management company operations, and our TMLP interests and other assets.

(2)	Includes International Premium Outlets and International Designer Outlets.
(3)	Includes total property NOI for properties undergoing redevelopment as well as incremental NOI for expansion properties not yet included in comparable properties.
(4)	Includes Malls, Premium Outlets, The Mills and Lifestyle Centers opened and operating as comparable for the period.

Item 7A.  Qualitative and Quantitative Disclosure About Market Risk

Our exposure to market risk due to changes in interest rates primarily relates to our long‑term debt obligations. We manage exposure to interest rate market risk through our risk management strategy by a combination of interest rate protection agreements to effectively fix or cap a portion of variable rate debt. We are also exposed to foreign currency risk on financings of certain foreign operations. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

We may enter into treasury lock agreements as part of anticipated issuances of senior notes. Upon completion of the debt issuance, the cost of these instruments is recorded as part of accumulated other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.

Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR, which was at historically low levels during 2016. Based upon consolidated indebtedness and interest rates at December 31, 2016, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $4.5 million, and would decrease the fair value of debt by approximately $684.4 million.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Simon Property Group, Inc.:

We have audited Simon Property Group, Inc.’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Simon Property Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Simon Property Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 of Simon Property Group, Inc., and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Simon Property Group, Inc.:

We have audited the accompanying consolidated balance sheets of Simon Property Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simon Property Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.

and the Partners of Simon Property Group, L.P.:

We have audited Simon Property Group, L.P.’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Simon Property Group, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the partnership’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Simon Property Group, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, L.P. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 of Simon Property Group, L.P., and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.

and the Partners of Simon Property Group, L.P.:

We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simon Property Group, L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana February 24, 2017

Simon Property Group, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2016	2015
ASSETS:
Investment properties, at cost	$35,226,089	$33,463,124
Less - accumulated depreciation	10,865,754	9,915,386
	24,360,335	23,547,738
Cash and cash equivalents	560,059	701,134
Tenant receivables and accrued revenue, net	664,619	624,605
Investment in unconsolidated entities, at equity	2,367,583	2,481,574
Investment in Klépierre, at equity	1,797,394	1,943,363
Deferred costs and other assets	1,353,588	1,266,768
Total assets	$31,103,578	$30,565,182
LIABILITIES:
Mortgages and unsecured indebtedness	$22,977,104	$22,416,682
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,214,022	1,323,801
Cash distributions and losses in partnerships and joint ventures, at equity	1,359,738	1,368,544
Other liabilities	455,040	214,249
Total liabilities	26,005,904	25,323,276
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	137,762	25,537
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	43,405	43,733
Common stock, $0.0001 par value, 511,990,000 shares authorized, 319,823,322 and 314,806,914 issued and outstanding, respectively	32	31
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,523,086	9,384,450
Accumulated deficit	(4,459,387)	(4,266,930)
Accumulated other comprehensive loss	(114,126)	(252,686)
Common stock held in treasury, at cost, 6,756,748 and 5,394,345 shares, respectively	(682,562)	(437,134)
Total stockholders’ equity	4,310,448	4,471,464
Noncontrolling interests	649,464	744,905
Total equity	4,959,912	5,216,369
Total liabilities and equity	$31,103,578	$30,565,182

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Twelve Months
	Ended December 31,
	2016	2015	2014
REVENUE:
Minimum rent	$3,358,498	$3,142,347	$2,962,295
Overage rent	161,508	194,070	207,104
Tenant reimbursements	1,494,804	1,445,623	1,362,412
Management fees and other revenues	143,875	158,466	138,226
Other income	276,544	325,597	200,781
Total revenue	5,435,229	5,266,103	4,870,818
EXPENSES:
Property operating	432,394	425,983	398,598
Depreciation and amortization	1,252,673	1,177,568	1,143,827
Real estate taxes	439,030	432,840	384,189
Repairs and maintenance	99,723	101,369	100,016
Advertising and promotion	142,801	134,854	136,656
Provision for credit losses	7,319	6,635	12,001
Home and regional office costs	158,406	154,816	158,576
General and administrative	65,082	60,329	59,958
Other	116,973	102,836	91,655
Total operating expenses	2,714,401	2,597,230	2,485,476
OPERATING INCOME	2,720,828	2,668,873	2,385,342
Interest expense	(857,554)	(923,697)	(992,601)
Loss on extinguishment of debt	(136,777)	(120,953)	(127,573)
Income and other taxes	(29,678)	(20,170)	(28,085)
Income from unconsolidated entities	353,334	284,806	226,774
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	84,553	250,516	158,308
Consolidated income from continuing operations	2,134,706	2,139,375	1,622,165
Discontinued operations and gain on disposal	—	—	67,524
Discontinued operations transaction expenses	—	—	(38,163)
CONSOLIDATED NET INCOME	2,134,706	2,139,375	1,651,526
Net income attributable to noncontrolling interests	295,810	311,655	242,938
Preferred dividends	3,337	3,337	3,337
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,835,559	$1,824,383	$1,405,251
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$5.87	$5.88	$4.44
Discontinued operations	—	—	0.08
Net income attributable to common stockholders	$5.87	$5.88	$4.52

Consolidated Net Income	$2,134,706	$2,139,375	$1,651,526
Unrealized gain on derivative hedge agreements	39,472	17,122	5,220
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	149,622	(69,189)	10,789
Currency translation adjustments	(28,646)	(160,312)	(101,799)
Changes in available-for-sale securities and other	3,192	(11,200)	102,816
Comprehensive income	2,298,346	1,915,796	1,668,552
Comprehensive income attributable to noncontrolling interests	320,890	279,720	245,210
Comprehensive income attributable to common stockholders	$1,977,456	$1,636,076	$1,423,342

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Twelve Months
	Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,134,706	$2,139,375	$1,651,526
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	1,327,946	1,239,214	1,285,784
Loss on debt extinguishment	136,777	120,953	127,573
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(84,553)	(250,516)	(158,550)
Pre-development project cost charge	31,490	—	—
Gain on sale of marketable securities	—	(80,187)	—
Straight-line rent	(46,656)	(54,129)	(48,880)
Equity in income of unconsolidated entities	(353,334)	(284,806)	(227,426)
Distributions of income from unconsolidated entities	331,627	271,998	202,269
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	16,277	9,918	(6,730)
Deferred costs and other assets	(43,797)	(122,677)	(65,569)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(77,789)	35,542	(29,577)
Net cash provided by operating activities	3,372,694	3,024,685	2,730,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(499,976)	(1,410,881)	(85,459)
Funding of loans to related parties	—	—	(50,892)
Repayments of loans to related parties	8,207	—	170,953
Capital expenditures, net	(798,465)	(1,020,924)	(796,736)
Cash impact from the consolidation of properties	59,994	—	5,402
Net proceeds from sale of assets	36,558	33,015	—
Investments in unconsolidated entities	(312,160)	(329,928)	(239,826)
Purchase of marketable and non-marketable securities	(38,809)	(59,523)	(391,188)
Proceeds from sale of marketable and non-marketable securities	42,600	504,012	—
Distributions of capital from unconsolidated entities and other	533,025	821,509	490,480
Net cash used in investing activities	(969,026)	(1,462,720)	(897,266)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(328)	(285)	277
Purchase of shares related to stock grant recipients' tax withholdings	(4,299)	(3,301)	—
Cash impact of Washington Prime spin-off	—	—	(33,776)
Redemption of limited partner units	—	—	(14,435)
Purchase of limited partner units and treasury stock	(255,267)	(505,691)	—
Purchase of noncontrolling interest in consolidated properties and other	—	—	(172,652)
Distributions to noncontrolling interest holders in properties	(9,731)	(8,041)	(21,259)
Contributions from noncontrolling interest holders in properties	1,507	4,552	1,738
Preferred distributions of the Operating Partnership	(1,915)	(1,915)	(1,915)
Preferred dividends and distributions to stockholders	(2,037,542)	(1,879,182)	(1,603,603)
Distributions to limited partners	(316,428)	(314,944)	(271,640)
Loss on debt extinguishment	(136,777)	(120,953)	(127,573)
Proceeds from issuance of debt, net of transaction costs	14,866,205	10,468,667	3,627,154
Repayments of debt	(14,650,168)	(9,112,020)	(5,323,186)
Proceeds from issuance of debt related to Washington Prime properties, net	—	—	1,003,135
Net cash used in financing activities	(2,544,743)	(1,473,113)	(2,937,735)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS (NOTE 3)	(141,075)	88,852	(1,104,581)
CASH AND CASH EQUIVALENTS, beginning of period	701,134	612,282	1,716,863
CASH AND CASH EQUIVALENTS, end of period	$560,059	$701,134	$612,282

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc

Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity
Balance at December 31, 2013	$44,390	$31	$(75,795)	$9,217,363	$(3,218,686)	$(117,897)	$973,226	$6,822,632
Exchange of limited partner units (70,291 common shares, Note 10)		—		1,297			(1,297)	—
Issuance of limited partner units							84,910	84,910
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (83,509 common shares, net)		—		(14,026)		14,026		—
Redemption of limited partner units				(12,972)			(1,463)	(14,435)
Amortization of stock incentive				18,256				18,256
Spin-off of Washington Prime					(812,763)			(812,763)
Long-term incentive performance units							49,938	49,938
Issuance of unit equivalents and other (25,545 common shares issued)				662	18,281	(58)	12,081	30,966
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership, including $118,306 related to the spin-off of Washington Prime				211,657			(211,657)	—
Distributions to common shareholders and limited partners, excluding Operating Partnership preferred interests					(1,603,603)		(271,640)	(1,875,243)
Distribution to other noncontrolling interest partners							(19,065)	(19,065)
Other comprehensive income			14,754				2,272	17,026
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership					1,408,588		241,023	1,649,611
Balance at December 31, 2014	$44,062	$31	$(61,041)	$9,422,237	$(4,208,183)	$(103,929)	$858,328	$5,951,505
Exchange of limited partner units (489,291 common shares, Note 10)				7,942			(7,942)	—
Series J preferred stock premium amortization	(329)							(329)
Stock incentive program (63,738 common shares, net)				(13,103)		13,103		—
Redemption of limited partner units				(147,841)			(14,843)	(162,684)
Amortization of stock incentive				13,692				13,692
Treasury stock purchase (1,903,340 shares)						(343,007)		(343,007)
Long-term incentive performance units							47,279	47,279
Issuance of unit equivalents and other, net (17,030 common shares repurchased)				43	(7,285)	(3,301)	4,537	(6,006)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				101,480			(101,480)	—
Distributions to common shareholders and limited partners, excluding Operating Partnership preferred interests					(1,879,182)		(314,944)	(2,194,126)
Distribution to other noncontrolling interest partners							(3,836)	(3,836)
Other comprehensive income			(191,645)				(31,934)	(223,579)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership					1,827,720		309,740	2,137,460
Balance at December 31, 2015	$43,733	$31	$(252,686)	$9,384,450	$(4,266,930)	$(437,134)	$744,905	$5,216,369
Exchange of limited partner units (5,020,919 common shares, Note 10)		1		73,755			(73,756)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (63,324 common shares, net)				(14,139)		14,139		—
Amortization of stock incentive				12,024				12,024
Treasury stock purchase (1,409,197 shares)						(255,267)		(255,267)
Long-term incentive performance units							48,324	48,324
Issuance of unit equivalents and other, net (21,041 common shares repurchased)					6,189	(4,300)	1,506	3,395
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				66,996			(66,996)	—
Distributions to common shareholders and limited partners, excluding Operating Partnership preferred interests					(2,037,542)		(316,428)	(2,353,970)
Distribution to other noncontrolling interest partners							(2,765)	(2,765)
Other comprehensive income			138,560				25,080	163,640
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and $4,301 attributable to noncontrolling redeemable interests in properties					1,838,896		289,594	2,128,490
Balance at December 31, 2016	$43,405	$32	$(114,126)	$9,523,086	$(4,459,387)	$(682,562)	$649,464	$4,959,912

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2016	2015
ASSETS:
Investment properties, at cost	$35,226,089	$33,463,124
Less — accumulated depreciation	10,865,754	9,915,386
	24,360,335	23,547,738
Cash and cash equivalents	560,059	701,134
Tenant receivables and accrued revenue, net	664,619	624,605
Investment in unconsolidated entities, at equity	2,367,583	2,481,574
Investment in Klépierre, at equity	1,797,394	1,943,363
Deferred costs and other assets	1,353,588	1,266,768
Total assets	$31,103,578	$30,565,182
LIABILITIES:
Mortgages and unsecured indebtedness	$22,977,104	$22,416,682
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,214,022	1,323,801
Cash distributions and losses in partnerships and joint ventures, at equity	1,359,738	1,368,544
Other liabilities	455,040	214,249
Total liabilities	26,005,904	25,323,276
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	137,762	25,537
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	43,405	43,733
General Partner, 313,074,574 and 309,420,569 units outstanding, respectively	4,267,043	4,427,731
Limited Partners, 47,276,095 and 51,814,235 units outstanding, respectively	644,348	741,449
Total partners’ equity	4,954,796	5,212,913
Nonredeemable noncontrolling interests in properties, net	5,116	3,456
Total equity	4,959,912	5,216,369
Total liabilities and equity	$31,103,578	$30,565,182

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Twelve Months
	Ended December 31,
	2016	2015	2014
REVENUE:
Minimum rent	$3,358,498	$3,142,347	$2,962,295
Overage rent	161,508	194,070	207,104
Tenant reimbursements	1,494,804	1,445,623	1,362,412
Management fees and other revenues	143,875	158,466	138,226
Other income	276,544	325,597	200,781
Total revenue	5,435,229	5,266,103	4,870,818
EXPENSES:
Property operating	432,394	425,983	398,598
Depreciation and amortization	1,252,673	1,177,568	1,143,827
Real estate taxes	439,030	432,840	384,189
Repairs and maintenance	99,723	101,369	100,016
Advertising and promotion	142,801	134,854	136,656
Provision for credit losses	7,319	6,635	12,001
Home and regional office costs	158,406	154,816	158,576
General and administrative	65,082	60,329	59,958
Other	116,973	102,836	91,655
Total operating expenses	2,714,401	2,597,230	2,485,476
OPERATING INCOME	2,720,828	2,668,873	2,385,342
Interest expense	(857,554)	(923,697)	(992,601)
Loss on extinguishment of debt	(136,777)	(120,953)	(127,573)
Income and other taxes	(29,678)	(20,170)	(28,085)
Income from unconsolidated entities	353,334	284,806	226,774
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	84,553	250,516	158,308
Consolidated income from continuing operations	2,134,706	2,139,375	1,622,165
Discontinued operations and gain on disposal	—	—	67,524
Discontinued operations transaction expenses	—	—	(38,163)
CONSOLIDATED NET INCOME	2,134,706	2,139,375	1,651,526
Net income attributable to noncontrolling interests	7,218	2,984	2,491
Preferred unit requirements	5,252	5,252	5,252
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$2,122,236	$2,131,139	$1,643,783
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$1,835,559	$1,824,383	$1,405,251
Limited Partners	286,677	306,756	238,532
Net income attributable to unitholders	$2,122,236	$2,131,139	$1,643,783
BASIC AND DILUTED EARNINGS PER UNIT:
Income from continuing operations	$5.87	$5.88	$4.44
Discontinued operations	—	—	0.08
Net income attributable to unitholders	$5.87	$5.88	$4.52

Consolidated net income	$2,134,706	$2,139,375	$1,651,526
Unrealized gain on derivative hedge agreements	39,472	17,122	5,220
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	149,622	(69,189)	10,789
Currency translation adjustments	(28,646)	(160,312)	(101,799)
Changes in available-for-sale securities and other	3,192	(11,200)	102,816
Comprehensive income	2,298,346	1,915,796	1,668,552
Comprehensive income attributable to noncontrolling interests	2,917	2,984	2,491
Comprehensive income attributable to unitholders	$2,295,429	$1,912,812	$1,666,061

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Twelve Months
	Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,134,706	$2,139,375	$1,651,526
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	1,327,946	1,239,214	1,285,784
Loss on debt extinguishment	136,777	120,953	127,573
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(84,553)	(250,516)	(158,550)
Pre-development project cost charge	31,490	—	—
Gain on sale of marketable securities	—	(80,187)	—
Straight-line rent	(46,656)	(54,129)	(48,880)
Equity in income of unconsolidated entities	(353,334)	(284,806)	(227,426)
Distributions of income from unconsolidated entities	331,627	271,998	202,269
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	16,277	9,918	(6,730)
Deferred costs and other assets	(43,797)	(122,677)	(65,569)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(77,789)	35,542	(29,577)
Net cash provided by operating activities	3,372,694	3,024,685	2,730,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(499,976)	(1,410,881)	(85,459)
Funding of loans to related parties	—	—	(50,892)
Repayments of loans to related parties	8,207	—	170,953
Capital expenditures, net	(798,465)	(1,020,924)	(796,736)
Cash impact from the consolidation of properties	59,994	—	5,402
Net proceeds from sale of assets	36,558	33,015	—
Investments in unconsolidated entities	(312,160)	(329,928)	(239,826)
Purchase of marketable and non-marketable securities	(38,809)	(59,523)	(391,188)
Proceeds from sale of marketable and non-marketable securities	42,600	504,012	—
Distributions of capital from unconsolidated entities and other	533,025	821,509	490,480
Net cash used in investing activities	(969,026)	(1,462,720)	(897,266)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(328)	(285)	277
Purchase of units related to stock grant recipients' tax withholdings	(4,299)	(3,301)	—
Cash impact of Washington Prime spin-off	—	—	(33,776)
Redemption of limited partner units	—	—	(14,435)
Purchase of limited partner units	(255,267)	(505,691)	—
Purchase of noncontrolling interest in consolidated properties and other	—	—	(172,652)
Distributions to noncontrolling interest holders in properties	(9,731)	(8,041)	(21,259)
Contributions from noncontrolling interest holders in properties	1,507	4,552	1,738
Partnership distributions	(2,355,885)	(2,196,041)	(1,877,158)
Loss on debt extinguishment	(136,777)	(120,953)	(127,573)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	14,866,205	10,468,667	3,627,154
Mortgage and unsecured indebtedness principal payments	(14,650,168)	(9,112,020)	(5,323,186)
Proceeds from issuance of debt related to Washington Prime properties, net	—	—	1,003,135
Net cash used in financing activities	(2,544,743)	(1,473,113)	(2,937,735)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS (NOTE 3)	(141,075)	88,852	(1,104,581)
CASH AND CASH EQUIVALENTS, beginning of period	701,134	612,282	1,716,863
CASH AND CASH EQUIVALENTS, end of period	$560,059	$701,134	$612,282

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity
Balance at December 31, 2013	$44,390	$5,805,016	$968,962	$4,264	$6,822,632
Issuance of limited partner units (555,150)			84,910		84,910
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (70,291 units)		1,297	(1,297)		—
Stock incentive program (83,509 units, net)		—			—
Redemption of limited partner units (87,621 units)		(12,972)	(1,463)		(14,435)
Amortization of stock incentive		18,256			18,256
Spin-off of Washington Prime		(694,457)	(118,306)		(812,763)
Long-term incentive performance units			49,938		49,938
Issuance of unit equivalents and other (603,287 units and 25,545 common units)		18,885	—	12,081	30,966
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		93,351	(93,351)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,600,266)	(271,640)	(19,065)	(1,894,308)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915	3,337	1,405,251	238,532	2,491	1,649,611
Other comprehensive income		14,754	2,272		17,026
Balance at December 31, 2014	$44,062	$5,049,115	$858,557	$(229)	$5,951,505
Series J preferred stock premium and amortization	(329)				(329)
Limited partner units exchanged to common units (489,291 units)		7,942	(7,942)		—
Stock incentive program (63,738 units, net)		—			—
Redemption of limited partner units (944,359 units)		(147,841)	(14,843)		(162,684)
Amortization of stock incentive		13,692			13,692
Treasury unit purchase (1,903,340 units)		(343,007)			(343,007)
Long-term incentive performance units			47,279		47,279
Issuance of unit equivalents and other (401,203 units and 17,030 common units)		(10,543)	—	4,537	(6,006)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		101,480	(101,480)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,875,845)	(314,944)	(3,836)	(2,197,962)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915	3,337	1,824,383	306,756	2,984	2,137,460
Other comprehensive income		(191,645)	(31,934)		(223,579)
Balance at December 31, 2015	$43,733	$4,427,731	$741,449	$3,456	$5,216,369
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (5,020,919 units)		73,756	(73,756)		—
Stock incentive program (63,324 common shares, net)		—			—
Amortization of stock incentive		12,024			12,024
Treasury unit purchase (1,409,197 units)		(255,267)			(255,267)
Long-term incentive performance units			48,324		48,324
Issuance of unit equivalents and other (482,779 units and 21,041 common units)		1,889	(2)	1,508	3,395
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		66,996	(66,996)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,034,205)	(316,428)	(2,765)	(2,356,735)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and $4,301 attributable to noncontrolling redeemable interests in properties	3,337	1,835,559	286,677	2,917	2,128,490
Other comprehensive income		138,560	25,080		163,640
Balance at December 31, 2016	$43,405	$4,267,043	$644,348	$5,116	$4,959,912

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

1. Organization

Simon Property Group, Inc. is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for U.S. federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P. is our majority-owned Delaware partnership subsidiary that owns all of our real estate properties and other assets. Unless stated otherwise or the context otherwise requires, references to "Simon" mean Simon Property Group, Inc. and references to the "Operating Partnership" mean Simon Property Group, L.P.  References to "we," "us" and "our" mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership. Unless otherwise indicated, these notes to consolidated financial statements apply to both Simon and the Operating Partnership. According to the Operating Partnership's partnership agreement, the Operating Partnership is required to pay all expenses of Simon.

We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®.  As of December 31, 2016, we owned or held an interest in 206 income‑producing properties in the United States, which consisted of 108 malls, 67 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. Internationally, as of December 31, 2016, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. We also own an interest in six Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which four properties are consolidated. Of the six properties in Europe, two are located in Italy and one each is located in Austria, Germany, the Netherlands, and the United Kingdom. As of December 31, 2016, we owned a 20.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

We generate the majority of our revenues from leases with retail tenants, including:

•	base minimum rents,
•	overage and percentage rents based on tenants’ sales volume, and
•	recoverable expenditures such as property operating, real estate taxes, repair and maintenance, and advertising and promotional expenditures.

Revenues of our management company, after intercompany eliminations, consist primarily of management fees that are typically based upon the revenues of the property being managed.

We also grow by generating supplemental revenues from the following activities:

•

establishing our properties as leading market resource providers for retailers and other businesses and consumer‑focused corporate alliances, including payment systems (such as handling fees relating to the sales of bank‑issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

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

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2016 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During 2016 and 2015, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

Investments in partnerships and joint ventures represent our noncontrolling ownership interests in properties. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, cash contributions and distributions, and foreign currency fluctuations, if applicable. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income of the joint ventures within cash distributions and losses in partnerships and joint ventures, at equity in the consolidated balance sheets. The net equity of certain joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes non‑cash charges for depreciation and amortization.

As of December 31, 2016, we consolidated 134 wholly‑owned properties and 17 additional properties that are less than wholly‑owned, but which we control or for which we are the primary beneficiary. We account for the remaining 78 properties, or the joint venture properties, as well as our investment in Klépierre, Aéropostale, and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day‑to‑day operations of 57 of the 78 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, and the United Kingdom comprise 17 of the remaining 21 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests.  We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to us based on the partners’ respective weighted average ownership interests in the Operating Partnership. Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests.

Our weighted average ownership interest in the Operating Partnership was as follows:

	For the Year Ended
	December 31,
	2016	2015	2014
Weighted average ownership interest	86.5%	85.6%	85.5%

As of December 31, 2016 and 2015, our ownership interest in the Operating Partnership was 86.9% and 85.7%, respectively. We adjust the noncontrolling limited partners’ interest at the end of each period to reflect their interest in the net assets of the Operating Partnership.

Preferred unit requirements in the Operating Partnership’s accompanying consolidated statements of operations and comprehensive income represent distributions on outstanding preferred units and are recorded when declared.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

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

	For the Year Ended
	December 31,
	2016	2015	2014
Capitalized interest	$31,250	$32,664	$16,500

We record depreciation on buildings and improvements utilizing the straight‑line method over an estimated original useful life, which is generally 10 to 35 years. We review depreciable lives of investment properties periodically and we make adjustments when necessary to reflect a shorter economic life. We amortize tenant allowances and tenant improvements utilizing the straight‑line method over the term of the related lease or occupancy term of the tenant, if shorter. We record depreciation on equipment and fixtures utilizing the straight‑line method over seven to ten years.

We review investment properties for impairment on a property‑by‑property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property’s cash flows, ending occupancy or total sales per square foot. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments is other‑than‑temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

During the fourth quarter of 2016, we determined we would no longer pursue the construction of the Copley residential tower given a change in property approval dynamics, construction pricing in the Boston market and the continued increase in residential supply in the market. Accordingly, we recorded a charge of approximately $31.5 million related to the write-off of pre-development costs, which is included in other expenses in the accompanying statement of operations and comprehensive income.

Purchase Accounting

We allocate the purchase price of acquisitions and any excess investment in unconsolidated entities to the various components of the acquisition based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in‑place leases and we estimate:

•	the fair value of land and related improvements and buildings on an as‑if‑vacant basis,

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

•	the market value of in‑place leases based upon our best estimate of current market rents and amortize the resulting market rent adjustment into revenues,
•	the value of costs to obtain tenants, including tenant allowances and improvements and leasing commissions, and
•	the value of revenue and recovery of costs foregone during a reasonable lease‑up period, as if the space was vacant.

The fair value of buildings is depreciated over the estimated remaining life of the acquired building or related improvements. We amortize tenant improvements, in‑place lease assets and other lease‑related intangibles over the remaining life of the underlying leases. We also estimate the value of other acquired intangible assets, if any, which are amortized over the remaining life of the underlying related intangibles.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Summarized financial information for discontinued operations for the year ended December 31, 2014 is present below.

For the Year Ended
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

Capital expenditures on a cash basis for the year ended December 31, 2014 were $31.9 million.

We and Washington Prime entered into property management and transitional services agreements in connection with the spin-off whereby we provided certain services to Washington Prime and its properties that were previously owned by us.  Pursuant to the terms of the property management agreements, we managed, leased, and maintained those Washington Prime mall properties under the direction of Washington Prime.  In exchange, Washington Prime paid us annual fixed rate property management fees ranging from 2.5% to 4.0% of base minimum and percentage rents, reimbursed us for direct out-of-pocket costs and expenses and also paid us separate fees for any leasing and development services we provided.  The property management agreements had an initial term of two years and terminated in 2016 upon the two-year anniversary of the spinoff.

We also provided certain support services to the Washington Prime strip centers that were previously owned by us and certain of its central functions to assist Washington Prime as it established its stand-alone processes for various activities that were previously provided by us. These services, which did not constitute significant continuing support of Washington Prime’s operations, included assistance in the areas of information technology, treasury and financial management, payroll, lease

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

administration, taxation and procurement.  The charges for such services were intended to allow us to recover costs of providing these services.  The transition services agreement terminated in 2016 upon the two-year anniversary of the spinoff.  Transitional services fees earned for 2016, 2015, and for the portion of 2014 subsequent to the spin-off were approximately $1.7 million, $5.7 million, and $3.2 million, respectively.

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

Marketable and Non‑Marketable Securities

Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available‑for‑sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At December 31, 2016 and 2015, we had marketable securities of $156.2 million and $183.8 million, respectively, generally accounted for as available-for-sale, which are adjusted to their quoted market price with a corresponding adjustment in other comprehensive income (loss). Net unrealized gains recorded in accumulated other comprehensive income (loss) as of December 31, 2016 and 2015 were approximately $15.4 million and $12.6 million, respectively, and represent the valuation adjustments for our marketable securities.

The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than 1 year to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary.   We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value.  To the extent an other-than-temporary impairment is deemed to have occurred, an impairment charge is recorded and a new cost basis is established.

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

At December 31, 2016 and 2015, we had investments of $210.5 million and $181.4 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no material adjustment in the carrying value was

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

required.

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

The marketable securities we held at December 31, 2016 and 2015 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset value of $43.9 million and $27.8 million at December 31, 2016 and 2015, respectively.

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

In 2015, as discussed in Note 7, we recorded a non-cash gain of $206.9 million related to Klépierre’s issuance of shares in connection with Klépierre’s acquisition of Corio N.V., or Corio, which is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

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

Segment and Geographic Locations

Our primary business is the ownership, development, and management of retail real estate. We have aggregated our retail operations, including malls, Premium Outlets, The Mills, and our international investments into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same tenants.  As discussed in Note 7, we consolidated various European assets in 2016.  As of December 31, 2016, approximately 5.3% of our consolidated long-lived assets and 1.5% of our consolidated total revenues were located outside the United States.  As of December 31, 2015, consolidated foreign located long-lived assets and total revenues were nominal.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Deferred Costs and Other Assets

Deferred costs and other assets include the following as of December 31:

	2016	2015
Deferred lease costs, net	$250,261	$240,229
In-place lease intangibles, net	153,015	188,219
Acquired above market lease intangibles, net	112,024	67,363
Marketable securities of our captive insurance companies	58,142	87,257
Goodwill	20,098	20,098
Other marketable and non-marketable securities	308,591	278,026
Prepaids, notes receivable and other assets, net	451,457	385,576
	$1,353,588	$1,266,768

Deferred Lease Costs

Our deferred leasing costs consist primarily of capitalized salaries and related benefits in connection with lease originations. We record amortization of deferred leasing costs on a straight‑line basis over the terms of the related leases. Details of these deferred costs as of December 31 are as follows:

	2016	2015
Deferred lease costs	$464,226	$429,985
Accumulated amortization	(213,965)	(189,756)
Deferred lease costs, net	$250,261	$240,229

Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated statements of operations and comprehensive income include amortization of deferred leasing costs as follows:

	For the Year Ended December 31,
	2016	2015	2014
Amortization of deferred leasing costs	$49,993	$43,788	$39,488

Intangibles

The average remaining life of in‑place lease intangibles is approximately 2.8 years and is being amortized on a straight‑line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases is amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles is approximately 3.3 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $116.1 million and $117.8 million as of December 31, 2016 and 2015, respectively. The amount of amortization from continuing operations of above and below market leases, net, which increased revenue for the years ended December 31, 2016, 2015, and 2014, was $5.4 million, $13.6 million, and $11.3 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Details of intangible assets as of December 31 are as follows:

	2016	2015
In-place lease intangibles	$395,713	$431,712
Accumulated depreciation	(242,698)	(243,493)
In-place lease intangibles, net	$153,015	$188,219

	2016	2015
Acquired above market lease intangibles	$254,581	$183,625
Accumulated amortization	(142,557)	(116,262)
Acquired above market lease intangibles, net	$112,024	$67,363

Estimated future amortization and the increasing (decreasing) effect on minimum rents for our above and below market leases as of December 31, 2016 are as follows:

	Below	Above	Impact to
	Market	Market	Minimum
	Leases	Leases	Rent, Net
2017	$30,015	$(27,675)	$2,340
2018	24,345	(23,350)	995
2019	20,615	(19,080)	1,535
2020	15,950	(14,936)	1,014
2021	7,355	(9,851)	(2,496)
Thereafter	17,861	(17,132)	729
	$116,141	$(112,024)	$4,117

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

As of December 31, 2016, we had the following outstanding interest rate derivative:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swap	1	$250.0 million

The carrying value of our interest rate swap agreement, at fair value, as of December 31, 2016, is a net asset balance of $21.1 million, all of which is included in deferred costs and other assets. We generally do not apply hedge accounting to

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

interest rate caps which had a nominal value at December 31, 2016. As of December 31, 2015, we had no outstanding interest rate derivatives.

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

We had the following Euro:USD forward contracts at December 31, 2016 and December 31, 2015 (in millions):

		Asset Value as of
		December 31,	December 31,
Notional Value	Maturity Date	2016	2015
€50.00	August 12, 2016	$—	$13.0
€50.00	August 11, 2017	15.5	13.0
€50.00	May 15, 2019	3.9	1.8
€50.00	May 15, 2019	1.5	—
€50.00	May 15, 2020	1.1	—
€50.00	May 14, 2021	0.6	—

Asset balances in the above table are included in deferred costs and other assets. We have designated the above as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

The total gross accumulated other comprehensive income (loss) related to our derivative activities, including our share of the other comprehensive income (loss) from joint venture properties, approximated $35.0 million and ($17.7) million as of December 31, 2016 and 2015, respectively.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue From Contracts With Customers." ASU 2014-09 amends the existing accounting standards for revenue recognition.  The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property, including real estate.

Our revenues that will be impacted by this standard primarily include management, development, leasing and financing fee revenues for services performed related to various domestic joint ventures that we manage, licensing fees earned from various international properties, sales of real estate including land parcels or operating properties, and other ancillary income earned at our properties.  In 2016, these revenues were less than 7.0% of consolidated revenue.  We expect that the amount and timing of revenue recognition from our joint venture management services referenced above and licensing fee arrangements will be generally consistent with our current measurement and pattern of recognition.  In addition, we do not actively sell operating properties as part of our core business strategy and, accordingly, the sale of properties does not constitute a significant part of our revenue and cash flows.  As a result, we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

We expect to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of adoption.  The new standard is effective for us beginning with the first quarter of 2018.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

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

In February 2016, the FASB issued ASU 2016-02, "Leases," which will result in lessees recognizing most leased assets and corresponding lease liabilities on the balance sheet.  Lessor accounting will remain substantially similar to the current accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and nonlease revenue components. Leasing costs that are eligible to be capitalized as initial direct costs are also limited by ASU 2016-02.

Substantially all of our revenue and the revenues of our equity method investments are earned from arrangements that are within the scope of ASU 2016-02, thus we anticipate that the timing of recognition and financial statement presentation of certain revenues, particularly those that relate to consideration from non-lease components, may be affected. Upon adoption of ASU 2016-02, consideration related to these non-lease components will be accounted for using the guidance in ASU 2014-09. Further, leases of land and other arrangements where we are the lessee will be recognized on our balance sheet. We will adopt ASU 2016-02 beginning in the first quarter of 2019 using the modified retrospective approach required by the standard.  We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business”, which amends guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business, likely resulting in more acquisitions being accounted for as asset acquisitions.  There are certain differences in accounting under these models, including the capitalization of transaction expenses in an asset acquisition.  The standard is effective for annual periods beginning after December 15, 2018.  We will early adopt this standard prospectively as of January 1, 2017 as permitted under the standard.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows as of December 31:

	2016	2015
Limited partners’ interests in the Operating Partnership	$644,348	$741,449
Nonredeemable noncontrolling interests in properties, net	5,116	3,456
Total noncontrolling interests reflected in equity	$649,464	$744,905

Net income attributable to noncontrolling interests (which includes nonredeemable and redeemable noncontrolling interests in consolidated properties, limited partners’ interests in the Operating Partnership, and preferred distributions payable by the Operating Partnership on its outstanding preferred units) is a component of consolidated net income. In addition, the individual components of other comprehensive income (loss) are presented in the aggregate for both controlling and noncontrolling interests, with the portion attributable to noncontrolling interests deducted from comprehensive income attributable to common stockholders.

A rollforward of noncontrolling interests for the years ended December 31 is as follows:

	2016	2015	2014
Noncontrolling interests, beginning of period	$744,905	$858,328	$973,226
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	289,594	309,740	241,023
Distributions to noncontrolling interest holders	(319,193)	(318,780)	(290,705)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized gain on derivative hedge agreements	5,444	2,543	617
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	19,629	(9,925)	1,568
Currency translation adjustments	(209)	(22,749)	(14,858)
Changes in available-for-sale securities and other	216	(1,803)	14,945
	25,080	(31,934)	2,272
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership	(66,996)	(101,480)	(211,657)
Units issued to limited partners	—	—	84,910
Units exchanged for common shares	(73,756)	(7,942)	(1,297)
Units redeemed	—	(14,843)	(1,463)
Long-term incentive performance units	48,324	47,279	49,938
Contributions by noncontrolling interests, net, and other	1,506	4,537	12,081
Noncontrolling interests, end of period	$649,464	$744,905	$858,328

The Operating Partnership

Our evaluation of the appropriateness of classifying the Operating Partnership’s common units of partnership interest, or units, held by Simon and the Operating Partnership's limited partners within permanent equity considered several significant

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

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

A rollforward of noncontrolling interests for the years ended December 31 is as follows:

	2016	2015	2014
Noncontrolling nonredeemable interests (deficit) in properties, net — beginning of period	$3,456	$(229)	$4,264
Net income attributable to noncontrolling nonredeemable interests	2,917	2,984	2,491
Distributions to noncontrolling nonredeemable interestholders	(2,765)	(3,836)	(19,065)
Contributions by noncontrolling interests, net, and other	1,508	4,537	12,081
Noncontrolling nonredeemable interests (deficit) in properties, net — end of period	$5,116	$3,456	$(229)

Accumulated Other Comprehensive Income (Loss)

Simon

The changes in components of our accumulated other comprehensive income (loss) consisted of the following net of noncontrolling interest as of December 31, 2016:

			Net unrealized
	Currency	Accumulated	gains on
	translation	derivative	marketable
	adjustments	losses, net	securities	Total
Beginning balance	$(248,285)	$(15,161)	$10,760	$(252,686)
Other comprehensive income (loss) before reclassifications	(28,437)	34,400	2,604	8,567
Amounts reclassified from accumulated other comprehensive income (loss)	118,858	11,135	—	129,993
Net current-period other comprehensive income (loss)	90,421	45,535	2,604	138,560
Ending balance	$(157,864)	$30,374	$13,364	$(114,126)

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2016	2015	2014
	Amount reclassified	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	income (loss)	net income is presented
Currency translation adjustments	$(136,806)	$—	—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	17,948	—	—	Net income attributable to noncontrolling interests
	$(118,858)	$—	—

Accumulated derivative losses, net	$(12,230)	$(10,998)	$(10,789)	Interest expense
	(586)	—		Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	1,681	1,577	1,568	Net income attributable to noncontrolling interests
	$(11,135)	$(9,421)	$(9,221)

Realized gain on sale of marketable securities	$—	$80,187	$—	Other income
	—	(11,502)	—	Net income attributable to noncontrolling interests
	$—	$68,685	$—

The Operating Partnership

The changes in accumulated other comprehensive income (loss) by component consisted of the following as of December 31, 2016:

			Net unrealized
	Currency	Accumulated	gains on
	translation	derivative	marketable
	adjustments	losses, net	securities	Total
Beginning balance	$(289,866)	$(17,704)	$12,563	$(295,007)
Other comprehensive income (loss) before reclassifications	(28,646)	39,844	2,820	14,018
Amounts reclassified from accumulated other comprehensive income (loss)	136,806	12,816	—	149,622
Net current-period other comprehensive income (loss)	108,160	52,660	2,820	163,640
Ending balance	$(181,706)	$34,956	$15,383	$(131,367)

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2016	2015	2014
	Amount reclassified	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	income (loss)	net income is presented
Currency translation adjustments	$(136,806)	$—	$—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	$(136,806)	$—	$—

Accumulated derivative losses, net	$(12,230)	$(10,998)	$(10,789)	Interest expense
	(586)	—	—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	$(12,816)	$(10,998)	$(10,789)

Realized gain on sale of marketable securities	$—	$80,187	$—	Other income
	$—	$80,187	$—

Revenue Recognition

We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue minimum rents on a straight‑line basis over the terms of their respective leases. Substantially all of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize overage rents only when each tenant’s sales exceed the applicable sales threshold. We amortize any tenant inducements as a reduction of revenue utilizing the straight‑line method over the term of the related lease or occupancy term of the tenant, if shorter.

We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. As of December 31, 2016, for substantially all of our leases in the U.S. mall portfolio, we receive a fixed payment from the tenant for the CAM component which is recognized as revenue when earned. When not reimbursed by the fixed‑CAM component, CAM expense reimbursements are based on the tenant’s proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We also receive escrow payments for these reimbursements from substantially all our non‑fixed CAM tenants and monthly fixed CAM payments throughout the year. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

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

Revenues from insurance premiums charged to unconsolidated properties are recognized on a pro‑rata basis over the terms of the policies. Insurance losses on these policies and our self‑insurance for our consolidated properties are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management’s estimates. Total insurance reserves for our insurance subsidiaries and other self‑insurance programs as of December 31, 2016 and 2015 approximated $83.5 million and $88.1 million, respectively, and are included in other liabilities in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiaries is included within the “Marketable and Non‑Marketable Securities” section above.

Allowance for Credit Losses

We record a provision for credit losses based on our judgment of a tenant’s creditworthiness, ability to pay and probability of collection. In addition, we also consider the retail sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Accounts are written off when they are deemed to be no longer collectible. Presented below is the activity in the allowance for credit losses during the following years:

	For the Year Ended
	December 31,
	2016	2015	2014
Balance, beginning of period	$30,094	$33,282	$32,681
Provision for credit losses	7,319	6,635	12,001
Accounts written off, net of recoveries	(14,915)	(9,823)	(11,400)
Balance, end of period	$22,498	$30,094	$33,282

Income Taxes

Simon and certain subsidiaries of the Operating Partnership have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the entity to distribute at least 90% of REIT taxable income to its owners and meet certain other asset and income tests as well as other requirements. We intend to continue to adhere to these requirements and maintain Simon’s REIT status and that of the REIT subsidiaries. As REITs, these entities will generally not be liable for U.S. federal corporate income taxes as long as they distribute in excess of 100% of their REIT taxable income. Thus, we made no provision for U.S. federal income taxes for these entities in the accompanying consolidated financial statements. If Simon or any of the REIT subsidiaries fail to qualify as a REIT, Simon or that entity will be subject to tax at regular corporate rates for the years in which it failed to qualify. If Simon or any of the REIT subsidiaries loses its REIT status it could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost unless the failure to qualify was due to reasonable cause and certain other conditions were satisfied.

We have also elected taxable REIT subsidiary, or TRS, status for some of our subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as “rents from real property”. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income.

As a partnership, the allocated share of the Operating Partnership’s income or loss for each year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements other than as discussed above for our taxable REIT subsidiaries.

As of December 31, 2016, we had a net deferred tax liability of $265.7 million, which relates to the temporary differences between the carrying value of balance sheet assets and liabilities and their tax bases. Primarily, these differences were created through the consolidation of various European assets in 2016 as discussed further in Note 7. Additionally, we have deferred tax liabilities related to our TRS subsidiaries, consisting of operating losses and other carryforwards for U.S. federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries. As of December 31, 2015, we had no net deferred tax asset or liability. The net deferred tax liability is included in other liabilities in the accompanying consolidated balance sheets.

We are also subject to certain other taxes, including state and local taxes, franchise taxes, as well as  income-based and withholding taxes on dividends from certain of our international investments, which are included in income and other taxes in the consolidated statements of operations and comprehensive income.

Corporate Expenses

Home and regional office costs primarily include compensation and personnel related costs, travel, building and office costs, and other expenses for our corporate home office and regional offices.  General and administrative expense primarily includes executive compensation, benefits and travel expenses as well as costs of being a public company, including certain legal costs, audit fees, regulatory fees, and certain other professional fees.

4. Real Estate Acquisitions and Dispositions

We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of retail real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense acquisition, potential acquisition and disposition related costs as they are incurred. We incurred $4.4 million in transaction costs during 2015 in connection with the acquisitions of Jersey Gardens and University Park Village, which are included in other expenses in the accompanying consolidated statements of operations and comprehensive income.  We also incurred $38.2 million in transaction costs during the first six months of 2014 related to the spin-off of Washington Prime.  Other than these transaction costs, we incurred a minimal amount of transaction expenses during 2016, 2015, and 2014.

Our consolidated and unconsolidated acquisition and disposition activity for the periods presented are as follows:

2016 Acquisitions

On January 1, 2016, as discussed further in Note 7, we gained control of the European investee that held our interest in six Designer Outlet properties, requiring a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $12.1 million and which also resulted in the consolidation of two of the six properties, which had been previously unconsolidated. In February 2016, we and our partner, through this European investee, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million. On July 25, 2016, as further discussed in Note 7, this European investee also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice. The consolidation of these two properties resulted in a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $29.3 million.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

On April 14, 2016, as discussed further in Note 7, we acquired a 50% interest in The Shops at Crystals.

2015 Acquisitions

On January 15, 2015, we acquired a 100% interest in Jersey Gardens (renamed The Mills at Jersey Gardens) in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, for $677.9 million of cash and the assumption of existing mortgage debt of $405.0 million. We recorded the assets and liabilities of these properties at estimated fair value at the acquisition date, resulting in a valuation of investment property of $1.1 billion, net lease related intangibles of $3.6 million and mortgage debt premiums of $17.9 million.  We amortize these amounts over the estimated life of the related depreciable components of investment property, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturities, respectively.

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

On January 10, 2014, we acquired one of our partner’s interests in a portfolio of ten properties for approximately $114.4 million, seven of which were previously consolidated.

2016 Dispositions

During 2016, we disposed of our interests in two unconsolidated multi-family residential investments, three consolidated retail properties, and four unconsolidated retail properties.  Our share of the gross proceeds from these transactions was $81.8 million.  The gain on the consolidated retail properties was $12.4 million. The gain on the unconsolidated retail properties was $22.6 million.  The aggregate gain of $36.2 million from the sale of the two unconsolidated multi-family residential investments is included in other income and resulted in an additional $7.2 million in taxes included in income and other taxes. As discussed in Note 7, Klépierre disposed of its interest in certain Scandinavian properties during the fourth quarter resulting in a gain of which our share was $8.1 million.

2015 Dispositions

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

5. Per Share and Per Unit Data

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

Simon

	For the Year Ended December 31,
	2016	2015	2014
Net Income attributable to Common Stockholders — Basic and Diluted	$1,835,559	$1,824,383	$1,405,251
Weighted Average Shares Outstanding — Basic and Diluted	312,690,756	310,102,746	310,731,032

For the year ended December 31, 2016, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the years ended December 31, 2016, 2015, and 2014. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Year Ended December 31,
	2016	2015	2014
Net Income attributable to Unitholders — Basic and Diluted	$2,122,236	$2,131,139	$1,643,783
Weighted Average Units Outstanding — Basic and Diluted	361,526,633	362,244,154	363,475,504

For the year ended December 31, 2016, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the years ended December 31, 2016, 2015, and 2014. We accrue distributions when they are declared.

The taxable nature of the dividends declared and Operating Partnership distributions declared for each of the years ended as indicated is summarized as follows:

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

	For the Year Ended
	December 31,
	2016	2015	2014
Total dividends/distributions paid per common share/unit	$6.50	$6.05	$5.15
Percent taxable as ordinary income	99.70%	94.30%	100.00%
Percent taxable as long-term capital gains	0.30%	5.70%	0.00%
	100.00%	100.00%	100.00%

In January 2017, Simon’s Board of Directors declared a quarterly cash dividend of $1.75 per share of common stock payable on February 28, 2017 to stockholders of record on February 14, 2017. The Operating Partnership’s distribution rate on our units is equal to the dividend rate on Simon’s common stock.

6. Investment Properties

Investment properties consist of the following as of December 31:

	2016	2015
Land	$3,568,935	$3,417,716
Buildings and improvements	31,329,007	29,715,169
Total land, buildings and improvements	34,897,942	33,132,885
Furniture, fixtures and equipment	328,147	330,239
Investment properties at cost	35,226,089	33,463,124
Less — accumulated depreciation	10,865,754	9,915,386
Investment properties at cost, net	$24,360,335	$23,547,738
Construction in progress included above	$506,211	$663,271

7. Investments in Unconsolidated Entities

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 78 properties as of December 31, 2016 and 81 properties as of December 31, 2015.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of December 31, 2016 and 2015, we had construction loans and other advances to related parties totaling $12.3 million and $13.9 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Property Transactions

On September 15, 2016, we and our partners, through two separate joint ventures, acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  Our noncontrolling interest in the retail operations

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

venture and in the licensing venture is 49.05% and 28.45%, respectively.  Our aggregate investment in the ventures was $33.1 million, which includes our share of working capital funded into the retail business.

On April 14, 2016, we and a joint venture partner completed the acquisition of The Shops at Crystals, a luxury shopping center on the Las Vegas Strip, for $1.1 billion. The transaction was funded with a combination of cash on hand, cash from our partner, and a $550.0 million 3.74% fixed-rate mortgage financing that will mature on July 1, 2026. We have a 50% noncontrolling interest in this joint venture and will manage the day-to-day operations. Substantially all of our investment has been determined to relate to investment property based on estimated fair values at the acquisition date.

On April 5, 2016, Quaker Bridge Mall, in which we own a 50% noncontrolling interest, completed a $180.0 million mortgage financing with a fixed interest rate of 4.50% that matures on May 1, 2026. Proceeds of approximately $180.0 million from the financing were distributed to the joint venture partners in April 2016.

On July 22, 2015, we closed on our previously announced transaction with Hudson’s Bay Company, or HBC, to which  HBC contributed 42 properties in the U.S. and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling interest in the newly formed entity, HBS.  As of December 31, 2016, we have funded $30.6 million of this commitment.  On September 30, 2015, HBC announced it had closed on the acquisition of Galeria Holding, the parent company of Germany’s leading department store, Kaufhof.  In conjunction with the closing, HBS acquired 41 Kaufhof properties in Germany from HBC.  All of these properties have been leased to affiliates of HBC.  We contributed an additional $178.5 million to HBS upon closing of the Galeria Holding transaction.  Our noncontrolling equity interest in HBS is approximately 10.2% at December 31, 2016.  Our share of net income, net of amortization of our excess investment, was $2.6 million and $15.2 million for the three and twelve months ended December 31, 2016, respectively.  Total assets and total liabilities of HBS as of December 31, 2016 were $4.3 billion and $2.8 billion, respectively, and its total revenues, operating income and consolidated net income were approximately $409.8 million, $233.2 million and $128.7 million, respectively, for the twelve months ended December 31, 2016.

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

European Investments.  At December 31, 2016, we owned 63,924,148 shares, or approximately 20.3%, of Klépierre, which had a quoted market price of $39.50 per share.  On July 29, 2014, Klépierre announced that it had entered into a conditional agreement to acquire Corio pursuant to which Corio shareholders received 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015, the tender offer transaction closed and the merger was completed on March 31, 2015, reducing our ownership from 28.9% at December 31, 2014 to 18.3%, resulting in a non-cash gain of $206.9 million that was required to be recognized in the first quarter of 2015 as if we had sold a proportionate share of our investment. On May 11, 2015, we purchased 6,290,000 additional shares of Klépierre for $279.4 million bringing our ownership to 20.3%. All of the

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

excess investment related to this additional purchase has been determined to relate to investment property.  Our share of net income, net of amortization of our excess investment, was $41.5 million, $6.7 million and $131.5 million for the year ended December 31, 2016, 2015 and 2014, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total assets, total liabilities, and noncontrolling interests were $19.8 billion, $11.8 billion, and $1.4 billion, respectively, as of December 31, 2016 and $20.8 billion, $12.4 billion, and $1.4 billion, respectively, as of December 31, 2015. Klépierre’s total revenues, operating income and consolidated net income were approximately $1.5 billion, $449.9 million and $310.9 million, respectively, for the year ended December 31, 2016, $1.5 billion, $414.8 million and $181.2 million, respectively, for the year ended December 31, 2015, and $1.2 billion, $432.1 million and $1.3 billion, respectively, for the year ended December 31, 2014.

During the fourth quarter of 2016, Klépierre completed the disposal of certain Scandinavian properties.  In connection with these transactions, we recorded a gain of $8.1 million, which is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

On April 16, 2014, Klépierre completed the disposal of a portfolio of 126 retail galleries located in France, Spain and Italy. Total gross consideration for the transaction, including transfer duties, was €1.98 billion (€1.65 billion Klépierre’s group share). The net cash proceeds were used by Klépierre to reduce its overall indebtedness. In connection with this transaction, we recorded a gain of $133.9 million, net of the write-off of a portion of our excess investment, which is included in gain upon acquisition of controlling interests and sale or disposal of assets and interest in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

We had an interest in a European investee that had interests in six Designer Outlet properties, as of December 31, 2015.  On January 1, 2016, we gained control of the entity through terms of the underlying venture agreement requiring a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $12.1 million in earnings during the first quarter of 2016, which includes amounts reclassified from accumulated other comprehensive income (loss) related to the currency translation adjustment previously recorded on our investment. The gain is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.  As a result of the change in control, we consolidated two of the six outlet properties on January 1, 2016. The consolidation required us to recognize the entity's identifiable assets and liabilities at fair value in our consolidated financial statements along with the related redeemable noncontrolling interest representing our partners' share. The fair value of the consolidated assets and liabilities relates primarily to investment property, investments in unconsolidated entities and assumed mortgage debt.  Due to certain redemption rights held by our venture partner, the noncontrolling interest is presented (i) in the accompanying Simon consolidated balance sheet outside of equity in limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and (ii) in the accompanying Operating Partnership consolidated balance sheet within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties.  As of December 31, 2016, our legal percentage ownership interests in these entities ranged from 45% to 90%.

In February 2016, we and our partner, through this European investee, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million.

On July 25, 2016, this European investee also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice, as well as the remaining interests in related expansion projects and working capital for cash consideration of €145.5 million. This resulted in the consolidation of these two properties on the acquisition date, requiring a remeasurement of our previously held equity interest to fair value and the recognition of a non-cash gain of $29.3 million in earnings during the third quarter of 2016.  The gain is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. The determination of fair value of the consolidated assets and liabilities consists primarily of investment property and lease related intangibles.

In addition, we have a noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we have a direct minority ownership in three of those outlets. Our investment in these entities is accounted for under the cost method. The carrying value of these non-marketable investments was $140.8 million and $115.4 million at December 31, 2016 and December 31, 2015, respectively, and is included in deferred costs and other assets.

On March 19, 2015, we disposed of our interest in a joint venture which had held interests in rights to pre-development projects in Europe, for total proceeds of $19.0 million. We recognized a gain on the sale of $8.3 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.

Asian Joint Ventures.  We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $227.5 million and $224.6 million as of December 31, 2016 and 2015, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $130.9 million and $117.0 million as of December 31, 2016 and 2015, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

A summary of our equity method investments and share of income from such investments, excluding Klépierre, our investment in Aéropostale, and HBS, follows. During 2016, we disposed of four retail properties and our investments in two multi-family residential assets.  During 2015, we disposed of three retail properties. As discussed in Note 3, on May 28, 2014, we completed the spin-off of Washington Prime, which included ten unconsolidated properties. The net income of these ten properties is included in income from operations of discontinued joint venture interests in the accompanying summary financial information.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

BALANCE SHEETS

	December 31,	December 31,
	2016	2015
Assets:
Investment properties, at cost	$17,549,078	$17,186,884
Less - accumulated depreciation	5,892,960	5,780,261
	11,656,118	11,406,623
Cash and cash equivalents	778,455	818,805
Tenant receivables and accrued revenue, net	348,139	354,133
Deferred costs and other assets	351,098	482,024
Total assets	$13,133,810	$13,061,585
Liabilities and Partners’ Deficit:
Mortgages	$14,237,576	$13,827,215
Accounts payable, accrued expenses, intangibles, and deferred revenue	867,003	985,159
Other liabilities	325,078	468,005
Total liabilities	15,429,657	15,280,379
Preferred units	67,450	67,450
Partners’ deficit	(2,363,297)	(2,286,244)
Total liabilities and partners’ deficit	$13,133,810	$13,061,585
Our Share of:
Partners’ deficit	$(1,018,755)	$(854,562)
Add: Excess Investment	1,791,691	1,788,749
Our net Investment in unconsolidated entities, at equity	$772,936	$934,187

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

As of December 31, 2016, scheduled principal repayments on joint venture properties’ mortgage indebtedness are as follows:

2017	$552,579
2018	418,221
2019	704,496
2020	3,180,236
2021	1,832,371
Thereafter	7,607,451
Total principal maturities	14,295,354
Net unamortized debt premium	3,337
Debt issuance costs	(61,115)
Total mortgages and unsecured indebtedness	$14,237,576

This debt becomes due in installments over various terms extending through 2035 with interest rates ranging from 0.26% to 9.35% and a weighted average interest rate of 3.97% at December 31, 2016.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2016	2015	2014
REVENUE:
Minimum rent	$1,823,674	$1,801,023	$1,746,549
Overage rent	200,638	191,249	183,478
Tenant reimbursements	862,155	799,420	786,351
Other income	237,782	236,726	293,419
Total revenue	3,124,249	3,028,418	3,009,797
OPERATING EXPENSES:
Property operating	538,002	530,798	574,706
Depreciation and amortization	588,666	594,973	604,199
Real estate taxes	239,917	231,154	221,745
Repairs and maintenance	76,380	73,286	71,203
Advertising and promotion	88,956	75,773	72,496
Provision for credit losses	7,603	4,153	6,527
Other	183,435	169,504	187,729
Total operating expenses	1,722,959	1,679,641	1,738,605
Operating Income	1,401,290	1,348,777	1,271,192
Interest expense	(585,958)	(593,187)	(598,900)
Income from Continuing Operations	815,332	755,590	672,292
Income from operations of discontinued joint venture interests	—	—	5,079
Gain on sale or disposal of assets and interests in unconsolidated entities, net	101,051	67,176	—
Net Income	$916,383	$822,766	$677,371
Third-Party Investors’ Share of Net Income	$452,844	$405,456	$348,127
Our Share of Net Income	463,539	417,310	329,244
Amortization of Excess Investment	(94,213)	(94,828)	(99,463)
Our Share of Gain on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	(22,636)	(43,589)	—
Our Share of Gain on Sale or Disposal of Assets and Interests Included in Other Income in the Consolidated Financial Statements	(36,153)	—	—
Our Share of Loss from Unconsolidated Discontinued Operations	—	—	(652)
Income from Unconsolidated Entities	$310,537	$278,893	$229,129

Our share of income from unconsolidated entities in the above table, aggregated with our share of results of Klépierre, our investment in Aéropostale, and HBS, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain upon acquisition of controlling interests, sale or

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

2016 Dispositions

In 2016, we disposed of our interest in four retail properties and two multi-family residential investments.  Our share of the net gain on disposition was $22.6 million and $36.2 million, respectively.

2015 Dispositions

In 2015, we disposed of our interests in three retail properties.  Our share of the net gain on disposition was $43.6 million.

8. Indebtedness and Derivative Financial Instruments

Our mortgages and unsecured indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2016	2015
Fixed-Rate Debt:
Mortgage notes, including $21,916 and $44,594 net premiums and $15,965 and $11,225 debt issuance costs respectively. Weighted average interest and maturity of 4.15% and 7.0 years at December 31, 2016.	$5,876,831	$5,974,202
Unsecured notes, including $46,426 and $44,698 net discounts and $65,801 and $52,749 debt issuance costs, respectively. Weighted average interest and maturity of 3.37% and 8.2 years at December 31, 2016.	15,252,834	13,477,678
Commercial Paper (see below)	953,665	878,657
Total Fixed-Rate Debt	22,083,330	20,330,537
Variable-Rate Debt:
Mortgages notes, including $690 and $913 debt issuance costs respectively. Weighted average interest and maturity of 2.10% and 2.8 years at December 31, 2016.	592,655	629,087
Unsecured Term Loan (see below), including $0 and $46 debt issuance costs respectively at December 31, 2016.	—	239,954
Credit Facility (see below), including $15,380 and $20,558 debt issuance costs respectively at December 31, 2016.	301,119	1,217,104
Total Variable-Rate Debt	893,774	2,086,145
Total Mortgages and Unsecured Indebtedness	$22,977,104	$22,416,682

General.  Our unsecured debt agreements contain financial covenants and other non‑financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2016, we were in compliance with all covenants of our unsecured debt.

At December 31, 2016, we or our subsidiaries were the borrowers under 45 non‑recourse mortgage notes secured by mortgages on 48 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties which serve as collateral for that debt. If the applicable borrower under these non-recourse

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

mortgage notes fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At December 31, 2016, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually, or giving effect to applicable cross‑default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

Unsecured Debt

At December 31, 2016, our unsecured debt consisted of $15.4 billion of senior unsecured notes of the Operating Partnership, $316.5 million outstanding under the Operating Partnership’s $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and $953.7 million outstanding under the Operating Partnership’s global unsecured commercial paper program, or Commercial Paper program. The December 31, 2016 balance on the Credit Facility included $191.5 million (U.S. dollar equivalent) of Yen-denominated borrowings.  At December 31, 2016, the outstanding amount under the Commercial Paper program was $953.7 million, of which $79.3 million was related to the U.S. dollar equivalent of Euro-denominated notes. Foreign currency denominated borrowings under both the Supplemental Facility and Commercial Paper program are designated as net investment hedges of a portion of our international investments.

On December 31, 2016, we had an aggregate available borrowing capacity of $6.2 billion under the Supplemental Facility and the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and together with the Supplemental Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the year ended December 31, 2016 was $1.5 billion and the weighted average outstanding balance was $596.4 million. Letters of credit of $18.8 million were outstanding under the Credit Facilities as of December 31, 2016.

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

On April 6, 2016, the Operating Partnership amended the Supplemental Facility to, among other matters, (i) exercise its $750.0 million accordion feature such that the Supplemental Facility’s borrowing capacity has been increased from $2.75 billion to $3.50 billion and (ii) add a new $750.0 million accordion feature to permit us to further increase the Supplemental Facility’s borrowing capacity to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof.  The base interest rate on the amended Supplemental Facility is LIBOR plus 80 basis points with an  additional facility fee of 10 basis points. The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euros, Yen, Sterling, Canadian dollars and Australian dollars.

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2016, we had $953.7 million outstanding under the Commercial Paper program, comprised of $874.4 million outstanding in U.S. dollar denominated notes and $79.3 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.83% and -0.25%, respectively.  The borrowings mature on various dates from January 3, 2017 to June 16, 2017 and reduce amounts otherwise available under the Credit Facilities.

On January 13, 2016, the Operating Partnership issued $550.0 million of senior unsecured notes at a fixed interest rate of 2.50% with a maturity date of July 15, 2021 and $800.0 million of senior unsecured notes at a fixed interest rate of 3.30%

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

with a maturity date of January 15, 2026. Proceeds from the unsecured notes offering were used to pay down the Credit Facility, unencumber three properties and redeem senior unsecured notes at par in February 2016.

On May 13, 2016, a wholly-owned subsidiary of the Operating Partnership issued €500.0  million ($566.7  million U.S.  dollar equivalent)  of senior unsecured notes at a fixed interest rate of 1.25%  with a maturity date of May 13,  2025.  Proceeds from the unsecured notes offering were used to pay down the Euro-denominated borrowings on the Credit Facilities and to repay at maturity the Euro-denominated borrowings under the Commercial Paper program, and for general corporate purposes.

On November 23, 2016, the Operating Partnership issued $550.0 million of senior unsecured notes at a fixed interest rate of 2.35% with a maturity date of January 30, 2022, $750.0 million of senior unsecured notes at a fixed interest rate of 3.25% with a maturity date of November 30, 2026 and $550.0 million of senior unsecured notes at a fixed interest rate of 4.25% with a maturity date of November 30, 2046. Proceeds from the unsecured notes offering were used to pay down the Supplemental Facility, to redeem senior unsecured notes at par in December 2016 and for the early redemption of senior unsecured notes in December 2016.

During 2016, the Operating Partnership repaid a $240.0 million unsecured term loan, redeemed at par or repaid at maturity $1.2 billion of senior unsecured notes with fixed interest rates ranging from 2.80% to 6.10% and completed the early redemption of a series of senior unsecured notes comprising $650.0 million with a fixed interest rate of 10.35%. We recorded a $136.8 million loss on extinguishment of debt in the fourth quarter of 2016 as a result of the early redemption.

Mortgage Debt

Total mortgage indebtedness was $6.5 billion and $6.6 billion at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, we repaid $638.9 million in mortgage loans, with a weighted average interest rate of 7.03%, unencumbering six properties.

On January 1, 2016, as discussed in Note 7, we consolidated the European investee that held our interests in six Designer Outlet properties, as we gained control of the entity. This resulted in the consolidation of two of the six operating properties – Parndorf Designer Outlet and Roermond Designer Outlet, subject to existing acquisition date EURIBOR-based variable mortgage loans of $100.6 million and $196.8 million, respectively (both amounts U.S. dollar equivalents). The loans mature on May 25, 2022 and December 18, 2021 and bear interest at 1.90% and 1.88%, respectively.

On July 25, 2016, as discussed in Note 7, this European investee also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice as well as the remaining interests in related expansion projects. This resulted in the consolidation of these two properties – La Reggia Designer Outlet and Venice Designer Outlet, subject to existing acquisition date EURIBOR-based variable rate mortgage loans of $62.1 million and $89.0 million, respectively (both amounts U.S. dollar equivalents). The loans mature on March 31, 2027 and June 30, 2020, respectively, and bear interest at 1.13% and 1.68%, respectively.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Debt Maturity and Other

Our scheduled principal repayments on indebtedness as of December 31, 2016 are as follows:

2017	$2,233,249
2018	802,806
2019	742,323
2020	3,563,396
2021	2,740,755
Thereafter	13,016,921
Total principal maturities	23,099,450
Net unamortized debt discount	(24,510)
Debt issuance costs, net	(97,836)
Total mortgages and unsecured indebtedness	$22,977,104

Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2016	2015	2014
Cash paid for interest	$887,118	$943,683	$1,018,911

Derivative Financial Instruments

Our exposure to market risk due to changes in interest rates primarily relates to our long‑term debt obligations. We manage exposure to interest rate market risk through our risk management strategy by a combination of interest rate protection agreements to effectively fix or cap a portion of variable rate debt. We are also exposed to foreign currency risk on financings of certain foreign operations. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

We may enter into treasury lock agreements as part of an anticipated debt issuance. Upon completion of the debt issuance, the fair value of these instruments is recorded as part of accumulated other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.

The unamortized loss on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $35.4 million and $60.8 million as of December 31, 2016 and 2015, respectively.  As of December 31, 2016, our outstanding LIBOR based derivative contracts consisted of an interest rate swap agreement with a notional amount of $250.0 million. As of December 31, 2015, we had no outstanding interest rate derivatives.

Within the next year, we expect to reclassify to earnings approximately $9.2 million of losses related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Debt Issuance Costs

Our debt issuance costs consist primarily of financing fees we incurred in order to obtain long-term financing. We record amortization of debt issuance costs on a straight-line basis over the terms of the respective loans or agreements. Details of those debt issuance costs as of December 31 are as follows:

	2016	2015
Debt issuance costs	$166,041	$137,876
Accumulated amortization	(68,205)	(52,385)
Debt issuance costs, net	$97,836	$85,491

We report amortization of debt issuance costs, amortization of premiums, and accretion of discounts as part of interest expense. We amortize debt premiums and discounts, which are included in mortgages and unsecured indebtedness, over the remaining terms of the related debt instruments. These debt premiums or discounts arise either at the time of the debt issuance or as part of purchase accounting for the fair value of debt assumed in acquisitions. The accompanying consolidated statements of operations and comprehensive income include amortization from continuing operations as follows:

	For the Year Ended December 31,
	2016	2015	2014
Amortization of debt issuance costs	$21,703	$19,349	$21,392
Amortization of debt premiums, net discounts	(14,583)	(16,107)	(24,092)

Fair Value of Debt

The carrying value of our variable‑rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed‑rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed‑rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed‑rate mortgages and unsecured indebtedness including commercial paper was $22.1 billion and $20.4 billion as of December 31, 2016 and 2015, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	2016	2015
Fair value of fixed-rate mortgages and unsecured indebtedness	$22,703	$21,331
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.12%	3.46%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	3.83%	3.59%

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

9. Rentals under Operating Leases

Future minimum rentals to be received under non‑cancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume as of December 31, 2016 are as follows:

2017	$2,859,314
2018	2,586,515
2019	2,299,751
2020	2,067,586
2021	1,778,677
Thereafter	4,740,742
$16,332,585

10. Equity

Simon’s Board of Directors is authorized to reclassify excess common stock into one or more additional classes and series of capital stock, to establish the number of shares in each class or series and to fix the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, and qualifications and terms and conditions of redemption of such class or series, without any further vote or action by the stockholders. The issuance of additional classes or series of capital stock may have the effect of delaying, deferring or preventing a change in control of us without further action of the stockholders. The ability to issue additional classes or series of capital stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of Simon’s outstanding voting stock.

Holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, other than for the election of directors. The holders of Simon’s Class B common stock have the right to elect up to four members of Simon’s Board of Directors. All 8,000 outstanding shares of the Class B common stock are subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

Common Stock and Unit Issuances and Repurchases

In 2016, Simon issued 5,020,919 shares of common stock to fourteen limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. These transactions increased Simon’s ownership interest in the Operating Partnership.

On April 2, 2015, Simon’s Board of Directors authorized Simon to repurchase up to $2.0 billion of common stock over a twenty-four month period as market conditions warrant, and on February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the program to March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions.  During the year ended December 31, 2016, Simon repurchased 1,409,197 shares at an average price of $181.14 per share as part of this program.  During the year ended December 31, 2015, Simon repurchased 1,903,340 shares at an average price of $180.19 per share as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

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

The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit. There are no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2016 and 2015.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2016	2015

7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	112,225	—
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$137,762	$25,537

7.50% Cumulative Redeemable Preferred Units.  This series of preferred units accrues cumulative quarterly distributions at a rate of $7.50 annually. The preferred units are redeemable by the Operating Partnership upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock at our election. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the option of the Operating Partnership in either cash or shares of common stock.  These preferred units have a carrying value of $25.5 million and are included in limited partners’ preferred interest in the Operating Partnership in the consolidated balance sheets at December 31, 2016 and 2015.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Noncontrolling Redeemable Interests in Properties   Redeemable instruments, which typically represent the remaining interest in a property or portfolio of properties, and which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity.  The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within equity.  There are no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2016 and 2015.  The following table summarizes the preferred units and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2016	2015

7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	112,225	—
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$137,762	$25,537

7.50% Cumulative Redeemable Preferred Units   The 7.50% preferred units accrue cumulative quarterly distributions at a rate of $7.50 annually.  We may redeem the preferred units upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder.  The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon at our election.  In the event of the death of a holder of the 7.5% preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the Operating Partnership’s option in either cash or fully registered shares of common stock of Simon.  These preferred units have a carrying value of $25.5 million and are included in preferred units, at liquidation value in the consolidated balance sheets at December 31, 2016 and 2015.

Permanent Equity

Simon

Preferred Stock.  Dividends on all series of preferred stock are calculated based upon the preferred stock’s preferred return multiplied by the preferred stock’s corresponding liquidation value. The Operating Partnership pays preferred distributions to Simon equal to the dividends Simon pays on the preferred stock issued.

Series J 8 3/8% Cumulative Redeemable Preferred Stock.  Dividends accrue quarterly at an annual rate of 8 3/8% per share. Simon can redeem this series, in whole or in part, on or after October 15, 2027 at a redemption price of $50.00 per share, plus accumulated and unpaid dividends. This preferred stock was issued at a premium of $7.5 million. The unamortized premium included in the carrying value of the preferred stock at December 31, 2016 and 2015 was $3.6 million and $3.9 million, respectively.

The Operating Partnership

Series J 8 3/8% Cumulative Redeemable Preferred Units.     Distributions accrue quarterly at an annual rate of 8 3/8% per unit on the Series J 8 3/8% preferred units, or Series J preferred units.  Simon owns all of the Series J preferred units which have the same economic rights and preferences of an outstanding series of Simon preferred stock.  The Operating Partnership can redeem this series, in whole or in part, when Simon can redeem the related preferred stock, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. The Series J preferred units were issued at a premium of $7.5 million.  The unamortized premium included in the carrying value of the preferred units at December 31, 2016 and 2015 was $3.6 million and $3.9 million, respectively.  There are 1,000,000 Series J preferred units authorized and 796,948 issued and outstanding.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Other Equity Activity

Notes Receivable from Former CPI Stockholders.  Notes receivable of $14.8 million from stockholders of an entity we acquired in 1998 are reflected as a deduction from capital in excess of par value in the Simon consolidated statements of equity and as a deduction from general partner’s equity in the Operating Partnership consolidated statements of equity in the accompanying financial statements. The notes do not bear interest and become due at the time the underlying shares are sold.

The Simon Property Group 1998 Stock Incentive Plan, as amended.  This plan, or the 1998 plan, provides for the grant of equity‑based awards with respect to the equity of Simon in the form of options to purchase shares, stock appreciation rights, restricted stock grants and performance‑based unit awards. Options may be granted which are qualified as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code and options which are not so qualified. An aggregate of 16,300,000 shares of common stock have been reserved for issuance under the 1998 plan. Additionally, the partnership agreement requires Simon to purchase units for cash in an amount equal to the fair market value of such shares.

Administration.  The 1998 plan is administered by the Compensation Committee of Simon’s Board of Directors, or the Compensation Committee. The Compensation Committee determines which eligible individuals may participate and the type, extent and terms of the awards to be granted to them. In addition, the Compensation Committee interprets the 1998 plan and makes all other determinations deemed advisable for its administration. Options granted to employees become exercisable over the period determined by the Compensation Committee. The exercise price of an employee option may not be less than the fair market value of the shares on the date of grant. Employee options generally vest over a three‑year period and expire ten years from the date of grant.

Awards and Compensation for Eligible Directors.  Directors who are not also our employees or employees of our affiliates are eligible to receive awards under the 1998 plan. Each independent director receives an annual cash retainer of $100,000, and an annual restricted stock award with a grant date value of $150,000. Committee chairs receive annual retainers for the Company’s Audit, Compensation, and Nominating and Governance Committees of $35,000, $35,000 and $25,000, respectively.  Directors receive fixed annual retainers for service on the Audit, Compensation and Nominating and Governance Committees, of $15,000, $15,000, and $10,000, respectively. The Lead Director receives an annual retainer of $50,000.  These retainers are paid 50% in cash and 50% in restricted stock.

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

LTIP Programs.  Every year since 2010, the Compensation Committee has approved long‑term, performance-based incentive compensation programs, or the LTIP programs, for certain senior executive officers. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which, applicable total shareholder return, or TSR, performance measures are achieved during the performance period. Once earned, LTIP units are subject to a two year vesting period. One-half of the earned LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates and certain other conditions as described in those agreements. Awarded LTIP units not earned are forfeited. Earned and fully vested LTIP units are the equivalent of units. During the performance period, participants are entitled to receive distributions on the LTIP units awarded to them equal to

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP units as participating securities under the two‑class method of computing earnings per share.

From 2010 to 2016, the Compensation Committee approved LTIP unit grants as shown in the table below. Grant date fair values of the LTIP units are estimated using a Monte Carlo model, and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if any, would become vested. The extent to which LTIP units were earned, and the aggregate grant date fair values adjusted for estimated forfeitures, are as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value
2010 LTIP program
1-year 2010 LTIP program	133,673	1-year program — $7.2 million
2-year 2010 LTIP program	337,006	2-year program — $14.8 million
3-year 2010 LTIP program	489,654	3-year program — $23.0 million
2011-2013 LTIP program	469,848	$35.0 million
2012-2014 LTIP program	401,203	$35.0 million
2013-2015 LTIP program	482,779	$29.5 million
2014-2016 LTIP program	To be determined in 2017	$30.0 million
2015-2017 LTIP program	To be determined in 2018	$27.4 million
2016-2018 LTIP program	To be determined in 2019	$28.8 million

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $31.0 million, $24.9 million, and $27.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock.  The 1998 plan also provides for shares of restricted stock to be granted to certain employees at no cost to those employees, subject to achievement of individual performance and certain financial and return‑based performance measures established by the Compensation Committee related to the most recent year’s performance. Once granted, the shares of restricted stock then vest annually over a three‑year or a four‑year period (as defined in the award). The cost of restricted stock grants, which is based upon the stock’s fair market value on the grant date, is recognized as expense ratably over the vesting period. Through December 31, 2016 a total of 5,658,007 shares of restricted stock, net of forfeitures, have been awarded under the 1998 plan. Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended
	December 31,
	2016	2015	2014
Shares of restricted stock awarded during the year, net of forfeitures	63,324	63,738	83,509
Weighted average fair value of shares granted during the year	$209.16	$197.17	$166.36
Amortization expense	$12,024	$13,692	$18,256

We recorded compensation expense, net of capitalization, related to restricted stock for employees and non-employee directors of approximately $9.1 million, $9.4 million, and $12.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Other Compensation Arrangements.  On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted David Simon, Simon’s Chairman and Chief Executive Officer, a retention award in the form of 1,000,000 LTIP units, or the Award, for his continued service as Simon’s Chairman and Chief Executive Officer through

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

July 5, 2019. Effective December 31, 2013, the Award was modified, or the Current Award, and as a result the LTIP units will now become earned and eligible to vest based on the attainment of Company‑based performance goals, in addition to the service‑based vesting requirement included in the original Award. If the relevant performance criteria are not achieved, all or a portion of the Current Award will be forfeited. The Current Award does not contain an opportunity for Mr. Simon to receive additional LTIP units above and beyond the original Award should our performance exceed the higher end of the performance criteria. The performance criteria of the Current Award are based on the attainment of specific funds from operations, or FFO, per share. If the performance criteria have been met, a maximum of  360,000 LTIP units, or the A units, 360,000 LTIP units, or the B units, and 280,000 LTIP units, or the C units, may become earned on December 31, 2015, December 31, 2016 and December 31, 2017, respectively.  Based on the Company’s performance in 2015, 360,000 A units were earned. Based on the Company’s performance in 2016, 360,000 B units were earned. The earned A units will vest on January 1, 2018, earned B units will vest on January 1, 2019 and earned C units will vest on June 30, 2019, subject to Mr. Simon’s continued employment through such applicable date. The grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight‑year term of his employment agreement on a straight‑line basis based through the applicable vesting periods of the A units, B units and C units.

Since 2001, we have not granted any options to officers, directors or employees, except for a series of reload options we assumed as part of a prior business combination. As of December 31, 2014, there were no remaining options outstanding.

We also maintain a tax‑qualified retirement 401(k) savings plan and offer no other post‑retirement or post‑employment benefits to our employees.

Exchange Rights

Simon

Limited partners in the Operating Partnership have the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by Simon’s Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon’s common stock at that time. At December 31, 2016, Simon had reserved 50,775,934 shares of common stock for possible issuance upon the exchange of units, stock options and Class B common stock.

The Operating Partnership

Limited partners have the right under the partnership agreement to exchange all or any portion of their units for shares of Simon common stock on a one-for-one basis or cash, as determined by Simon in its sole discretion. If Simon selects cash, Simon cannot cause the Operating Partnership to redeem the exchanged units for cash without contributing cash to the Operating Partnership as partners’ equity sufficient to effect the redemption.  If sufficient cash is not contributed, Simon will be deemed to have elected to exchange the units for shares of Simon common stock.  The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon’s common stock at that time. The number of shares of Simon’s common stock issued pursuant to the exercise of the exchange right will be the same as the number of units exchanged.

11. Commitments and Contingencies

Litigation

We are involved from time‑to‑time in various legal and regulatory proceedings that arise in the ordinary course of our business, including, but not limited to, commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that current proceedings will not have a material adverse effect on our financial position, liquidity, or results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

In May 2010, Opry Mills sustained significant flood damage. Insurance proceeds of $50 million have been funded by

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

the primary insurer and remediation and restoration work has been completed. The property re‑opened on March 29, 2012. The excess insurance carriers (those providing coverage above $50 million) denied our claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. In the first quarter of 2015, summary judgment was granted in our favor, concluding that up to $150 million of additional coverage is available under our excess insurance policy for this claim. In July and August 2015, trial on the damages portion of our claim was completed and the jury entered a verdict for damages in the amount of $204.1 million (inclusive of the $50.0 million previously paid by the primary carrier). In April 2016, the court entered final judgment in the amount of the jury verdict, which amount will bear interest from the date of the jury's verdict. We and the excess insurance carries have preserved their rights to appeal certain portions of the trial court’s rulings and the jury’s verdict, respectively.  We will continue our efforts through the conclusion of the pending litigation including any and all appeals to recover our losses, including consequential damages, under the excess insurance policies for Opry Mills and we believe recovery is probable, but no assurance can be made that our efforts to recover these funds will be successful.

Lease Commitments

As of December 31, 2016, a total of 22 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2017 to 2090. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property. In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2017 to 2028. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate and utility expenses. Some of our ground and office leases include escalation clauses and renewal options. We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Year Ended
	December 31,
	2016	2015	2014
Ground lease expense	$38,764	$38,851	$39,898
Office lease expense	4,105	4,067	4,577

Future minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and any sublease income, are as follows:

2017	$30,669
2018	30,570
2019	26,963
2020	24,327
2021	23,815
Thereafter	675,795
$812,139

Insurance

We maintain insurance coverage with third party carriers who provide a portion of the coverage for specific layers of potential losses, including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third party carriers is either insured through our wholly‑owned captive insurance companies, Rosewood Indemnity, Ltd. and Bridgewood Insurance Company, Ltd., or other financial arrangements controlled by us. If required, a third party carrier has, in turn, agreed to provide evidence of coverage

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

for this layer of losses under the terms and conditions of the carrier’s policy. A similar policy written through our captive insurance entities also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

We currently maintain insurance coverage against acts of terrorism on all of our properties in the United States on an “all risk” basis in the amount of up to $1 billion. The current U.S. federal laws which provide this coverage are expected to operate through 2020. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks where we operate could adversely affect our property values, revenues, consumer traffic and tenant sales.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non‑recourse to us. As of December 31, 2016 and 2015, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $400.5 million and $353.7 million, respectively (of which we have a right of recovery from our venture partners of $87.3 million and $112.8 million, respectively). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

Our malls, Premium Outlets and Mills rely heavily upon anchor tenants to attract customers; however, anchor retailers do not contribute materially to our financial results as many anchor retailers own their spaces. All material operations managed by us are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

12. Related Party Transactions

Our management company provides management, insurance, and other services to Melvin Simon & Associates, Inc., a related party, unconsolidated joint ventures, and other non‑owned related party properties. Amounts for services provided by our management company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the Year Ended
	December 31,
	2016	2015	2014
Amounts charged to unconsolidated joint ventures	$138,496	$154,098	$133,730
Amounts charged to properties owned by related parties	5,384	4,324	4,393

During 2016, 2015 and 2014, we recorded development, royalty and other fee income, net of elimination, related to our international investments of $14.4 million, $13.6 million and $13.7 million, respectively. Also during 2016, 2015 and 2014, we received fees related to financing activities, net of elimination, provided to unconsolidated joint ventures of $9.1 million, $2.3 million and $4.2 million, respectively. The fees related to our international investments and financing activities are included in other income in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

13. Quarterly Financial Data (Unaudited)

Quarterly 2016 and 2015 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016
Total revenue	$1,336,715	$1,315,380	$1,357,168	$1,425,966
Operating income	684,901	659,236	676,191	700,501
Consolidated net income	563,839	527,325	587,940	455,602
SPG Inc.
Net income attributable to common stockholders	$480,995	$455,389	$504,744	$394,431
Net income per share — Basic and Diluted	$1.55	$1.45	$1.61	$1.26
Weighted average shares outstanding — Basic and Diluted	309,416,266	313,399,467	314,234,418	313,684,810
SPG L.P.
Net income attributable to unitholders	$561,797	$525,447	$581,266	$453,726
Net income per unit — Basic and Diluted	$1.55	$1.45	$1.61	$1.26
Weighted average units outstanding — Basic and Diluted	361,394,591	361,761,991	361,764,112	361,186,785
2015
Total revenue	$1,216,235	$1,349,110	$1,320,137	$1,380,621
Operating income	599,171	702,385	657,587	709,730
Consolidated net income	632,435	554,526	492,496	459,917
SPG Inc.
Net income attributable to common stockholders	$539,134	$472,944	$420,009	$392,297
Net income per share — Basic and Diluted	$1.73	$1.52	$1.36	$1.27
Weighted average shares outstanding — Basic and Diluted	311,101,297	310,498,911	309,417,298	309,418,757
SPG L.P.
Net income attributable to unitholders	$630,432	$552,604	$490,344	$457,759
Net income per unit — Basic and Diluted	$1.73	$1.52	$1.36	$1.27
Weighted average units outstanding — Basic and Diluted	363,784,004	362,762,067	361,234,111	361,234,804

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Simon

Management's Evaluation of Disclosure Controls and Procedures

Simon maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Simon’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of December 31, 2016. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Simon is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, Simon’s principal executive and principal financial officers and effected by Simon’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

We assessed the effectiveness of Simon’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2016, Simon’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of Simon' internal control over financial reporting as of December 31, 2016 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Simon's internal control over financial reporting.

The Operating Partnership

Management's Evaluation of Disclosure Controls and Procedures

The Operating Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including Simon’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of December 31, 2016. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, Simon’s principal executive and principal financial officers and effected by Simon’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

We assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2016, the Operating Partnership’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of the Operating Partnership’s internal control over financial reporting as of December 31, 2016 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B.    Other Information

During the fourth quarter of the year covered by this Annual Report on Form 10-K, the Audit Committee of Simon’s Board of Directors approved certain audit, audit-related and non-audit tax compliance and tax consulting services to be provided by Ernst & Young LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2017 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption "Executive Officers of the Registrant" in Part I hereof.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2017 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2017 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2017 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2017 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

The Audit Committee of Simon's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP, or Ernst & Young, Simon’s and the Operating Partnership’s independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made.  We have incurred fees as shown below for services from Ernst & Young as Simon’s and the Operating Partnership’s independent registered public accounting firm. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2016 and 2015, respectively:

	2016	2015
Audit Fees (1)	$4,008,000	$4,072,000
Audit Related Fees (2)	4,809,000	4,336,000
Tax Fees (3)	381,000	448,000
All Other Fees	—	—

(1)Audit Fees include fees for the audits of the financial statements and the effectiveness of internal control over financial reporting for Simon and the Operating Partnership and services associated with the related SEC registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)Audit‑Related Fees include audits of individual or portfolios of properties and schedules of recoverable common area maintenance costs to comply with lender, joint venture partner or tenant requirements and accounting consultation and due diligence services.  Our share of these Audit-Related Fees is approximately 59% and 57% for the years ended 2016 and 2015, respectively.

(3)Tax Fees include fees for international and other tax consulting services and tax return compliance services associated with the tax returns for certain joint ventures as well as other miscellaneous tax compliance services.  Our share of these Tax Fees is approximately 81% and 89% for 2016 and 2015, respectively.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

			Page No.
(a)	(1)	Financial Statements
		The following consolidated financial statements of Simon Property Group, Inc. and Simon Property Group, L.P. are set forth in Part II, item 8.
		Reports of Independent Registered Public Accounting Firm	75
		Consolidated Financial Statements of Simon Property Group, Inc. Consolidated Balance Sheets as of December 31, 2016 and 2015	79
		Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2016, 2015 and 2014	80
		Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	81
		Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014	82
		Consolidated Financial Statements of Simon Property Group, L.P. Consolidated Balance Sheets as of December 31, 2016 and 2015	83
		Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2016, 2015 and 2014	84
		Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	85
		Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014	86
		Notes to Consolidated Financial Statements	87
	(2)	Financial Statement Schedule
		Simon Property Group, Inc. and Simon Property Group, L.P. Schedule III — Schedule of Real Estate and Accumulated Depreciation	133
		Notes to Schedule III	139
		Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	140

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, INC.

By	/s/ DAVID SIMON
David Simon
Chairman of the Board of Directors and Chief
Executive Officer
Date: February 24, 2017

SIMON PROPERTY GROUP, L.P.

/s/ DAVID SIMON
David Simon
Chairman of the Board of Directors and Chief Financial Officer of Simon Property Group, Inc., General Partner
Date: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Simon Property Group, Inc., for itself and in its capacity as General Partner of Simon Property Group, L.P., and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 24, 2017
David Simon

/s/ HERBERT SIMON	Chairman Emeritus and Director	February 24, 2017
Herbert Simon

/s/ RICHARD S. SOKOLOV	President, Chief Operating Officer and Director	February 24, 2017
Richard S. Sokolov

/s/ LARRY C. GLASSCOCK	Director	February 24, 2017
Larry C. Glasscock

/s/ REUBEN S. LEIBOWITZ	Director	February 24, 2017
Reuben S. Leibowitz

/s/ J. ALBERT SMITH, JR.	Director	February 24, 2017
J. Albert Smith, Jr.

/s/ KAREN N. HORN	Director	February 24, 2017
Karen N. Horn

/s/ ALLAN HUBBARD	Director	February 24, 2017
Allan Hubbard

/s/ DANIEL C. SMITH	Director	February 24, 2017
Daniel C. Smith

Signature	Capacity	Date
/s/ GARY M. RODKIN	Director	February 24, 2017
Gary M. Rodkin

/s/ GLYN F. AEPPEL	Director	February 24, 2017
Glyn F. Aeppel

/s/ ANDREW JUSTER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2017
Andrew Juster

/s/ STEVEN K. BROADWATER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2017
Steven K. Broadwater

SCHEDULE III

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2016

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Malls
Barton Creek Square	Austin, TX	—	2,903	20,929	7,983	71,575	10,886	92,504	103,390	58,843	1981
Battlefield Mall	Springfield, MO	122,131	3,919	27,231	3,000	64,291	6,919	91,522	98,441	67,333	1970
Bay Park Square	Green Bay, WI	—	6,358	25,623	4,106	26,112	10,464	51,735	62,199	30,309	1980
Brea Mall	Brea (Los Angeles), CA	—	39,500	209,202	—	48,624	39,500	257,826	297,326	127,932	1998	(4)
Broadway Square	Tyler, TX	—	11,306	32,431	—	26,077	11,306	58,508	69,814	33,679	1994	(4)
Burlington Mall	Burlington (Boston), MA	—	46,600	303,618	19,600	103,748	66,200	407,366	473,566	199,546	1998	(4)
Castleton Square	Indianapolis, IN	—	26,250	98,287	7,434	79,358	33,684	177,645	211,329	99,635	1972
Cielo Vista Mall	El Paso, TX	—	1,005	15,262	608	55,899	1,613	71,161	72,774	45,235	1974
College Mall	Bloomington, IN	—	1,003	16,245	720	53,359	1,723	69,604	71,327	39,530	1965
Columbia Center	Kennewick, WA	—	17,441	66,580	—	31,566	17,441	98,146	115,587	52,298	1987
Copley Place	Boston, MA	—	—	378,045	—	159,785	—	537,830	537,830	201,999	2002	(4)
Coral Square	Coral Springs (Miami), FL	—	13,556	93,630	—	22,661	13,556	116,291	129,847	82,854	1984
Cordova Mall	Pensacola, FL	—	18,626	73,091	7,321	65,397	25,947	138,488	164,435	62,510	1998	(4)
Domain, The	Austin, TX	191,842	40,436	197,010	—	142,088	40,436	339,098	379,534	125,788	2005
Empire Mall	Sioux Falls, SD	190,000	35,998	192,186	—	24,845	35,998	217,031	253,029	38,305	1998	(5)
Fashion Mall at Keystone, The	Indianapolis, IN	—	—	120,579	29,145	93,330	29,145	213,909	243,054	102,416	1997	(4)
Firewheel Town Center	Garland (Dallas), TX	—	8,485	82,716	—	27,246	8,485	109,962	118,447	51,519	2004
Forum Shops at Caesars, The	Las Vegas, NV	—	—	276,567	—	248,739	—	525,306	525,306	228,438	1992
Greenwood Park Mall	Greenwood (Indianapolis), IN	—	2,423	23,445	5,253	115,932	7,676	139,377	147,053	75,887	1979
Haywood Mall	Greenville, SC	—	11,585	133,893	6	37,999	11,591	171,892	183,483	97,994	1998	(4)
Independence Center	Independence (Kansas City), MO	200,000	5,042	45,798	—	42,025	5,042	87,823	92,865	47,374	1994	(4)
Ingram Park Mall	San Antonio, TX	133,092	733	16,972	37	25,383	770	42,355	43,125	28,012	1979
King of Prussia	King of Prussia (Philadelphia), PA	—	175,063	1,128,200	—	317,329	175,063	1,445,529	1,620,592	243,296	2003	(5)
La Plaza Mall	McAllen, TX	—	87,912	9,828	6,569	107,393	94,481	117,221	211,702	35,041	1976
Lakeline Mall	Cedar Park (Austin), TX	—	10,088	81,568	14	16,818	10,102	98,386	108,488	54,544	1995

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2016

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Mall of Georgia	Buford (Atlanta), GA	—	47,492	326,633	—	5,700	47,492	332,333	379,825	149,660	1999	(5)
McCain Mall	N. Little Rock, AR	—	—	9,515	10,530	28,945	10,530	38,460	48,990	12,808	1973
Menlo Park Mall	Edison (New York), NJ	—	65,684	223,252	—	71,007	65,684	294,259	359,943	154,740	1997	(4)
Midland Park Mall	Midland, TX	78,807	687	9,213	—	24,849	687	34,062	34,749	20,276	1980
Miller Hill Mall	Duluth, MN	—	2,965	18,092	1,811	42,181	4,776	60,273	65,049	38,865	1973
Montgomery Mall	North Wales (Philadelphia), PA	100,000	27,105	86,915	—	62,597	27,105	149,512	176,617	59,216	2004	(5)
North East Mall	Hurst (Dallas), TX	—	128	12,966	19,010	149,629	19,138	162,595	181,733	102,679	1971
Northgate Mall	Seattle, WA	—	23,586	115,992	—	121,976	23,586	237,968	261,554	113,611	1987
Ocean County Mall	Toms River (New York), NJ	—	20,404	124,945	—	32,116	20,404	157,061	177,465	81,367	1998	(4)
Orland Square	Orland Park (Chicago), IL	—	35,514	129,906	—	52,261	35,514	182,167	217,681	95,615	1997	(4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	63,931	24,544	100,287	—	18,942	24,544	119,229	143,773	72,372	2003	(4)
Penn Square Mall	Oklahoma City, OK	310,000	2,043	155,958	—	50,801	2,043	206,759	208,802	109,149	2002	(4)
Pheasant Lane Mall	Nashua, NH	—	3,902	155,068	550	47,192	4,452	202,260	206,712	93,096	2004	(5)
Phipps Plaza	Atlanta, GA	—	15,005	210,610	—	65,446	15,005	276,056	291,061	131,792	1998	(4)
Plaza Carolina	Carolina (San Juan), PR	225,000	15,493	279,560	—	63,728	15,493	343,288	358,781	135,962	2004	(4)
Prien Lake Mall	Lake Charles, LA	—	1,842	2,813	3,053	49,380	4,895	52,193	57,088	26,045	1972
Rockaway Townsquare	Rockaway (New York), NJ	—	41,918	212,257	—	46,283	41,918	258,540	300,458	128,446	1998	(4)
Roosevelt Field	Garden City (New York), NY	—	163,160	702,008	1,246	344,459	164,406	1,046,467	1,210,873	402,839	1998	(4)
Ross Park Mall	Pittsburgh, PA	—	23,541	90,203	—	90,762	23,541	180,965	204,506	107,322	1986
Santa Rosa Plaza	Santa Rosa, CA	—	10,400	87,864	—	27,312	10,400	115,176	125,576	56,048	1998	(4)
Shops at Chestnut Hill, The	Chestnut Hill (Boston), MA	120,000	449	25,102	43,257	103,027	43,706	128,129	171,835	22,434	2002	(5)
Shops at Nanuet, The	Nanuet, NY	—	28,125	142,860	—	11,351	28,125	154,211	182,336	20,843	2013
Shops at Riverside, The	Hackensack (New York), NJ	130,000	13,521	238,746	—	44,174	13,521	282,920	296,441	43,357	2007	(4) (5)
South Hills Village	Pittsburgh, PA	—	23,445	125,840	1,472	58,731	24,917	184,571	209,488	86,316	1997	(4)
South Shore Plaza	Braintree (Boston), MA	—	101,200	301,495	959	162,436	102,159	463,931	566,090	210,327	1998	(4)
Southdale Center	Edina (Minneapolis), MN	150,206	40,172	184,967	—	45,675	40,172	230,642	270,814	39,374	2007	(4) (5)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2016

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
St. Charles Towne Center	Waldorf (Washington, DC), MD	—	7,710	52,934	1,180	30,267	8,890	83,201	92,091	53,925	1990
Stanford Shopping Center	Palo Alto (San Jose), CA	—	—	339,537	—	123,251	—	462,788	462,788	148,063	2003	(4)
Summit Mall	Akron, OH	85,000	15,374	51,137	—	49,423	15,374	100,560	115,934	53,872	1965
Tacoma Mall	Tacoma (Seattle), WA	—	37,803	125,826	—	91,857	37,803	217,683	255,486	114,404	1987
Tippecanoe Mall	Lafayette, IN	—	2,897	8,439	5,517	47,804	8,414	56,243	64,657	41,595	1973
Town Center at Boca Raton	Boca Raton (Miami), FL	—	64,200	307,317	—	180,708	64,200	488,025	552,225	244,795	1998	(4)
Town Center at Cobb	Kennesaw (Atlanta), GA	191,885	32,355	158,225	—	19,686	32,355	177,911	210,266	101,821	1998	(5)
Towne East Square	Wichita, KS	—	8,525	18,479	4,108	45,486	12,633	63,965	76,598	44,430	1975
Treasure Coast Square	Jensen Beach, FL	—	11,124	72,990	3,067	38,213	14,191	111,203	125,394	64,440	1987
Tyrone Square	St. Petersburg (Tampa), FL	—	15,638	120,962	1,459	51,092	17,097	172,054	189,151	90,365	1972
University Park Mall	Mishawaka, IN	—	16,768	112,158	7,000	57,526	23,768	169,684	193,452	139,214	1996	(4)
Walt Whitman Shops	Huntington Station (New York), NY	—	51,700	111,258	3,789	127,103	55,489	238,361	293,850	101,692	1998	(4)
White Oaks Mall	Springfield, IL	51,500	3,024	35,692	2,102	63,561	5,126	99,253	104,379	48,180	1977
Wolfchase Galleria	Memphis, TN	164,555	15,881	128,276	—	16,757	15,881	145,033	160,914	81,285	2002	(4)
Woodland Hills Mall	Tulsa, OK	88,943	34,211	187,123	—	28,499	34,211	215,622	249,833	114,697	2004	(5)

Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	—	3,900	97,059	—	8,138	3,900	105,197	109,097	44,086	2004	(4)
Allen Premium Outlets	Allen (Dallas), TX	0	13855	43687	9137	26102	22992	69789	92781	28265	2004	(4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	—	2,370	24,326	—	5,796	2,370	30,122	32,492	20,649	2004	(4)
Birch Run Premium Outlets	Birch Run (Detroit), MI	123,000	11,477	77,856	—	6,288	11,477	84,144	95,621	25,000	2010	(4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	—	16,670	224,721	395	66,193	17,065	290,914	307,979	113,760	2004	(4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	—	12,890	184,990	96	6,431	12,986	191,421	204,407	69,030	2004	(4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	46,338	3,175	59,863	5,311	6,006	8,486	65,869	74,355	31,820	2004	(4)
Chicago Premium Outlets	Aurora (Chicago), IL	—	659	118,005	13,050	104,688	13,709	222,693	236,402	60,147	2004	(4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	—	14,117	71,520	—	4,934	14,117	76,454	90,571	27,685	2008
Clinton Crossing Premium Outlets	Clinton, CT	—	2,060	107,556	1,532	4,863	3,592	112,419	116,011	47,581	2004	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2016

(Dollars in thousands

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Ellenton Premium Outlets	Ellenton (Tampa), FL	178,000	15,807	182,412	—	5,295	15,807	187,707	203,514	66,763	2010	(4)
Folsom Premium Outlets	Folsom (Sacramento), CA	—	9,060	50,281	—	4,667	9,060	54,948	64,008	27,564	2004	(4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	—	9,630	194,122	—	11,038	9,630	205,160	214,790	84,512	2004	(4)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	118,388	9,497	195,117	—	—	9,497	195,117	204,614	29,311	2012
Grove City Premium Outlets	Grove City (Pittsburgh), PA	140,000	6,421	121,880	—	5,506	6,421	127,386	133,807	46,129	2010	(4)
Gulfport Premium Outlets	Gulfport, MS	50,000	—	27,949	—	2,935	—	30,884	30,884	11,117	2010	(4)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington, DC), MD	77,000	3,576	85,883	—	2,388	3,576	88,271	91,847	26,509	2010	(4)
Houston Premium Outlets	Cypress (Houston), TX	—	8,695	69,350	—	44,184	8,695	113,534	122,229	39,090	2007
Jackson Premium Outlets	Jackson (New York), NJ	—	6,413	104,013	3	6,502	6,416	110,515	116,931	40,932	2004	(4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	—	15,390	50,979	—	75,435	15,390	126,414	141,804	46,191	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	—	2,800	39,546	—	7,361	2,800	46,907	49,707	19,114	2004	(4)
Kittery Premium Outlets	Kittery, ME	—	11,832	94,994	—	8,888	11,832	103,882	115,714	36,365	2004	(4)
Las Americas Premium Outlets	San Diego, CA	—	45,168	251,878	—	8,010	45,168	259,888	305,056	71,448	2007	(4)
Las Vegas North Premium Outlets	Las Vegas, NV	—	25,435	134,973	16,536	147,906	41,971	282,879	324,850	91,466	2004	(4)
Las Vegas South Premium Outlets	Las Vegas, NV	—	13,085	160,777	—	31,173	13,085	191,950	205,035	65,281	2004	(4)
Lee Premium Outlets	Lee, MA	53,491	9,167	52,212	—	2,031	9,167	54,243	63,410	19,333	2010	(4)
Leesburg Corner Premium Outlets	Leesburg (Washington, DC), VA	—	7,190	162,023	—	5,647	7,190	167,670	174,860	71,037	2004	(4)
Lighthouse Place Premium Outlets	Michigan City (Chicago, IL), IN	—	6,630	94,138	—	9,442	6,630	103,580	110,210	48,259	2004	(4)
Merrimack Premium Outlets	Merrimack, NH	126,534	17,028	118,428	—	1,807	17,028	120,235	137,263	24,654	2012
Napa Premium Outlets	Napa, CA	—	11,400	45,023	—	4,740	11,400	49,763	61,163	21,443	2004	(4)
North Bend Premium Outlets	North Bend (Seattle), WA	—	2,143	36,197	—	4,125	2,143	40,322	42,465	15,146	2004	(4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	—	4,300	132,325	—	4,696	4,300	137,021	141,321	54,887	2004	(4)
Orlando International Premium Outlets	Orlando, FL	—	31,998	472,815	—	3,563	31,998	476,378	508,376	117,299	2010	(4)
Orlando Vineland Premium Outlets	Orlando, FL	—	14,040	304,410	36,023	80,156	50,063	384,566	434,629	133,643	2004	(4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	—	13,322	13,710	—	3,267	13,322	16,977	30,299	9,971	2004	(4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	—	16,676	105,249	—	17,906	16,676	123,155	139,831	53,886	2006
Phoenix Premium Outlets	Chandler (Phoenix), AZ	—	—	63,448	—	—	—	63,448	63,448	12,969	2013
Pismo Beach Premium Outlets	Pismo Beach, CA	36,823	4,317	19,044	—	1,944	4,317	20,988	25,305	8,821	2010	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2016

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL/Milwaukee), WI	—	16,823	126,686	—	5,407	16,823	132,093	148,916	36,143	2010	(4)
Puerto Rico Premium Outlets	Barceloneta, PR	125,000	20,586	114,021	—	5,188	20,586	119,209	139,795	32,768	2010	(4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	64,689	8,129	61,950	—	4,424	8,129	66,374	74,503	19,697	2010	(4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	—	12,229	41,547	—	31,760	12,229	73,307	85,536	36,098	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	—	14,706	82,252	—	3,564	14,706	85,816	100,522	42,310	2005
San Francisco Premium Outlets	Livermore (San Francisco), CA	—	21,925	308,694	40,046	51,642	61,971	360,336	422,307	47,062	2012
San Marcos Premium Outlets	San Marcos (Austin/San Antonio), TX	—	13,180	287,179	—	8,831	13,180	296,010	309,190	73,112	2010	(4)
Seattle Premium Outlets	Tulalip (Seattle), WA	—	—	103,722	—	55,046	—	158,768	158,768	58,507	2004	(4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	—	6,090	57,670	2	10,954	6,092	68,624	74,716	31,332	2004	(4)
Tampa Premium Outlets	Lutz (Tampa), FL	—	14,298	97,188	121	3,230	14,419	100,418	114,837	5,518	2015
The Crossings Premium Outlets	Tannersville, PA	112,647	7,720	172,931	—	15,841	7,720	188,772	196,492	69,205	2004	(4)
Tucson Premium Outlets	Marana (Tucson), AZ	—	12,508	69,677	—	5,259	12,508	74,936	87,444	4,196	2015
Vacaville Premium Outlets	Vacaville, CA	—	9,420	84,850	—	14,879	9,420	99,729	109,149	46,555	2004	(4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	—	22,630	77,316	—	19,727	22,630	97,043	119,673	36,337	2004	(4)
Waterloo Premium Outlets	Waterloo, NY	—	3,230	75,277	—	9,062	3,230	84,339	87,569	38,852	2004	(4)
Williamsburg Premium Outlets	Williamsburg, VA	185,000	10,323	223,789	—	5,858	10,323	229,647	239,970	55,852	2010	(4)
Woodburn Premium Outlets	Woodburn (Portland), OR	—	9,414	150,414	—	1,341	9,414	151,755	161,169	23,870	2013	(4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	—	11,110	862,559	1,658	224,253	12,768	1,086,812	1,099,580	326,600	2004	(4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	—	4,900	282,031	—	10,709	4,900	292,740	297,640	113,849	2004	(4)

The Mills
Arizona Mills	Tempe (Phoenix), AZ	158,966	41,936	297,289	—	12,295	41,936	309,584	351,520	33,739	2007	(4) (5)
Great Mall	Milpitas (San Jose), CA	—	70,496	463,101	—	35,224	70,496	498,325	568,821	81,692	2007	(4) (5)
Gurnee Mills	Gurnee (Chicago), IL	273,866	41,133	297,911	—	12,043	41,133	309,954	351,087	54,403	2007	(4) (5)
Mills at Jersey Gardens, The	Elizabeth, NJ	350,000	120,417	865,605	—	7,414	120,417	873,019	993,436	66,837	2015	(4)
Opry Mills	Nashville, TN	375,000	51,000	327,503	—	14,567	51,000	342,070	393,070	57,811	2007	(4) (5)
Potomac Mills	Woodbridge (Washington, DC), VA	416,000	61,755	425,370	—	35,791	61,755	461,161	522,916	81,498	2007	(4) (5)
Sawgrass Mills	Sunrise (Miami), FL	—	194,002	1,641,153	5,395	114,530	199,397	1,755,683	1,955,080	278,169	2007	(4) (5)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2016

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Designer Outlets
La Reggia Designer Outlet	Marcianise (Naples), Italy	56,798	37,220	233,179	—	1,502	37,220	234,681	271,901	5,761	2013	(4) (5) (7)
Noventa Di Piave Designer Outlet	Venice, Italy	90,947	38,793	309,284	—	12,978	38,793	322,262	361,055	6,332	2013	(4) (5) (7)
Parndorf Designer Outlet	Vienna, Austria	97,293	14,903	221,442	—	1,048	14,903	222,490	237,393	10,565	2013	(4) (5) (7)
Roermond Designer Outlet	Roermond, Netherlands	243,232	15,035	400,094	—	1,111	15,035	401,205	416,240	16,803	2013	(4) (5) (7)

Community Centers
ABQ Uptown	Albuquerque, NM	—	6,374	75,333	4,054	4,675	10,428	80,008	90,436	17,665	2011	(4)
University Park Village	Fort Worth, TX	55,000	18,031	100,523	—	3,271	18,031	103,794	121,825	7,244	2015	(4)

Other Properties
Bangor Mall	Bangor, ME	80,000	5,478	59,740	—	13,747	5,478	73,487	78,965	37,413	2004	(5)
Calhoun Outlet Marketplace	Calhoun, GA	19,316	1,745	12,529	—	1,625	1,745	14,154	15,899	7,464	2010	(4)
Florida Keys Outlet Marketplace	Florida City, FL	17,000	1,560	1,748	—	3,460	1,560	5,208	6,768	2,156	2010	(4)
Gaffney Outlet Marketplace	Gaffney (Greenville/Charlotte), SC	31,203	4,056	32,371	—	2,887	4,056	35,258	39,314	13,319	2010	(4)
Lebanon Outlet Marketplace	Lebanon (Nashville), TN	—	1,758	10,189	—	598	1,758	10,787	12,545	4,692	2010	(4)
Liberty Village Outlet Marketplace	Flemington (New York), NJ	—	5,670	28,904	—	2,000	5,670	30,904	36,574	23,429	2004	(4)
Lincoln Plaza	King of Prussia (Philadelphia), PA	—	—	21,299	—	5,704	—	27,003	27,003	14,800	2003	(4)
Orlando Outlet Marketplace	Orlando, FL	—	3,367	1,557	—	2,171	3,367	3,728	7,095	1,550	2010	(4)
Osage Beach Outlet Marketplace	Osage Beach, MO	—	9,460	85,804	—	7,135	9,460	92,939	102,399	40,760	2004	(4)

Development Projects
Other pre-development costs		44,099	130,344	86,457	—	—	130,344	86,457	216,801	76
Other		—	2,615	14,047	—	—	2,615	14,047	16,662	7,094
Currency Translation Adjustment		—	(3,718)	(41,037)	—	—	(3,718)	(41,037)	(44,755)	(3,461)
		$6,464,225	$3,231,631	$24,518,078	$337,304	$6,810,929	$3,568,935	$31,329,007	$34,897,942	$10,664,738

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Schedule III as of December 31, 2016

(Dollars in thousands)

All periods presented exclude properties which were spun-off to Washington Prime as further discussed in Note 3 to the consolidated financial statements.

(1)	Reconciliation of Real Estate Properties:

The changes in real estate assets for the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Balance, beginning of year	$33,132,885	$31,014,133	$30,048,230
Acquisitions and consolidations (7)	1,331,511	1,190,944	393,351
Improvements	658,734	995,964	791,453
Disposals and deconsolidations	(180,433)	(68,156)	(218,901)
Currency Translation Adjustment	(44,755)	—	—
Balance, close of year	$34,897,942	$33,132,885	$31,014,133

The unaudited aggregate cost of real estate assets for U.S. federal income tax purposes as of December 31, 2016 was $29,601,501.

(2)	Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Balance, beginning of year	$9,696,420	$8,740,928	$7,896,614
Depreciation expense (7)	1,089,347	1,018,078	997,482
Disposals and deconsolidations	(117,568)	(62,586)	(153,168)
Currency Translation Adjustment	(3,461)	—	—
Balance, close of year	$10,664,738	$9,696,420	$8,740,928

Depreciation of our investment in buildings and improvements reflected in the consolidated statements of operations and comprehensive income is calculated over the estimated original lives of the assets as noted below.

•	Buildings and Improvements — typically 10‑35 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.
•	Tenant Allowances and Improvements — shorter of lease term or useful life.
(3)

Initial cost generally represents net book value at December 20, 1993, except for acquired properties and new developments after December 20, 1993. Initial cost also includes any new developments that are opened during the current year. Costs of disposals and impairments of property are first reflected as a reduction to cost capitalized subsequent to acquisition.

(4)	Not developed/constructed by us or our predecessors. The date of construction represents the initial acquisition date for assets in which we have acquired multiple interests.
(5)	Initial cost for these properties is the cost at the date of consolidation for properties previously accounted for under the equity method of accounting.
(6)	Encumbrances represent face amount of mortgage debt and exclude any premiums or discounts.
(7)	Represents the original cost and does not include subsequent currency translation adjustments.

EXHIBIT INDEX

Exhibits
2.1

Separation and Distribution Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated as of May 27, 2014 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8‑K filed May 29, 2014).

3.1

Restated Certificate of Incorporation of Simon Property Group, Inc. (incorporated by reference to Appendix A of Simon Property Group, Inc.’s Proxy Statement on Schedule 14A filed March 27, 2009, SEC File No. 001‑14469).

3.2

Amended and Restated By‑Laws of Simon Property Group, Inc. (incorporated by reference to Exhibit 3.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed March 25, 2009, SEC File No. 001‑14469).

3.3

Certificate of Powers, Designations, Preferences and Rights of the 8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed October 20, 2004, SEC File No. 001‑14469).

3.4

Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed May 15, 2014).

3.5

Second Amended and Restated Certificate of Limited Partnership of the Limited Partnership (incorporated by reference to Exhibit 3.1 of Simon Property Group, L.P.'s Annual Report on Form 10-K filed March 31, 2003, SEC File No. 333-11491).

3.6

Eighth Amended and Restated Limited Partnership Agreement of Simon Property Group, L.P. dated as of May 8, 2008 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed May 9, 2008, SEC File No. 001‑14469).

3.7

Certificate of Designation of Series B Junior Participating Redeemable Preferred Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 3.1 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed August 8, 2014).

3.8

Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated March 7, 2007, but effective as of August 27, 1999, regarding a prior agreement filed under an exhibit 99.1 to Form S-3/A of Simon Property Group, L.P. on November 20, 1996 (incorporated by reference to Exhibit 3.4 of Simon Property Group, L.P.'s Annual Report on Form 10-K filed March 16, 2007, SEC File No. 333-11491).

3.9

Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated April 29, 2009, but effective as of October 14, 2004, regarding redemption of the Registrant's Series I Preferred Units (incorporated by reference to Exhibit 3.2 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 8, 2009, SEC File No. 333-11491).

4.1	(a)

Indenture, dated as of November 26, 1996, by and among Simon Property Group, L.P. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 of Simon Property Group, L.P.'s Registration Statement on Form S-3 filed October 21, 1996 (Reg. No. 333-11491)).

9.1

Second Amended and Restated Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between Melvin Simon & Associates, Inc., on the one hand and Melvin Simon, Herbert Simon and David Simon on the other hand (incorporated by reference to Exhibit 9.1 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed May 10, 2004, SEC File No. 001‑14469).

9.2

Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between David Simon, Melvin Simon and Herbert Simon (incorporated by reference to Exhibit 9.2 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed May 10, 2004, SEC File No. 001‑14469).

10.1

Form of the Indemnity Agreement between Simon Property Group, Inc. and its directors and officers (incorporated by reference to Exhibit 10.7 of Simon Property Group, Inc.’s Form S‑4 filed August 13, 1998 (Reg. No. 333‑61399)).

Exhibits
10.2

Registration Rights Agreement, dated as of September 24, 1998, by and among Simon Property Group, Inc. and the persons named therein (incorporated by reference to Exhibit 4.4 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed October 9, 1998, SEC File No. 001‑14469).

10.3

Registration Rights Agreement, dated as of August 27, 1999 by and among Simon Property Group, Inc. and the persons named therein (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S‑3 filed March 24, 2004 (Reg. No. 333‑113884)).

10.4

Registration Rights Agreement, dated as of November 14, 1997, by and between O’Connor Retail Partners, L.P. and Simon DeBartolo Group, Inc. (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S‑3 filed December 7, 2001 (Reg. No. 333‑74722)).

10.5

Amended and Restated $4,000,000,000 Credit Agreement dated as of April 7, 2014 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.’s Current Report on Form 8‑K filed April 8, 2014).

10.6	Form of Global Dealer Agreement, dated October 6, 2014 (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.’s Current Report on Form 8‑K filed October 7, 2014).

10.7*	Simon Property Group, L.P. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 10, 2014).

10.8*

Form of Nonqualified Stock Option Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of Simon Property Group, Inc.’s Annual Report on Form 10‑K filed March 16, 2005, SEC File No. 001‑14469).

10.9*

Form of Performance‑Based Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of Simon Property Group, Inc.’s Annual Report on Form 10-K filed February 28, 2007, SEC File No. 001-14469).

10.10*

Form of Performance‑Based Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of Simon Property Group, Inc.’s Annual Report on Form 10-K filed February 28, 2007, SEC File No. 001-14469).

10.11*

Employment Agreement among Richard S. Sokolov, Simon Property Group, Inc., and Simon Property Group Administrative Services Partnership, L.P. dated January 1, 2007 (incorporated by reference to Exhibit 10.12 of Simon Property Group, Inc.’s Annual Report on Form 10‑K filed February 26, 2008, SEC File No. 001‑14469).

10.12*

Employment Agreement between Simon Property Group, Inc. and David Simon effective as of July 6, 2011 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed July 7, 2011).

10.13*

First Amendment to Employment Agreement between Simon Property Group, Inc. and David Simon, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 4, 2013).

10.14*

Non‑Qualified Deferred Compensation Plan dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed November 5, 2009, SEC File No. 001‑14469).

10.15*

Amendment — 2008 Performance Based‑Restricted Stock Agreement dated as of March 6, 2009 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed November 5, 2009, SEC File No. 001‑14469).

10.16*

Certificate of Designation of Series 2010 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.'s Current Report on Form 8-K filed March 19, 2010).

10.17*

Form of Series 2010 LTIP Unit (Three Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed March 19, 2010).

Exhibits
10.18*

Form of Series 2010 LTIP Unit (Two Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed March 19, 2010).

10.19*

Form of Series 2010 LTIP Unit (One Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed March 19, 2010).

10.20*

Certificate of Designation of Series CEO LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.'s Current Report on Form 8-K filed July 7, 2011).

10.21*	Simon Property Group Series CEO LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed July 7, 2011).

10.22*

First Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement dated as of December 22, 2011 (incorporated by reference to Exhibit 10.24 of Simon Property Group, Inc.’s Annual Report on Form 10‑K filed February 28, 2012).

10.23*

Second Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 4, 2013).

10.24*

Simon Property Group Amended and Restated Series CEO LTIP Unit Award Agreement, dated as of December 31, 2013 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed January 2, 2014).

10.25*

Certificate of Designation of Series 2011 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.5 of Simon Property Group, Inc.'s Current Report on Form 8-K filed July 7, 2011).

10.26*	Form of Simon Property Group Series 2011 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed July 7, 2011).
10.27*

Certificate of Designation of Series 2012 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 11, 2012).

10.28*

Amended and Restated Certificate of Designation of Series 2012 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.5 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 7, 2014).

10.29*	Form of Simon Property Group Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed May 8, 2012).

10.30*

Simon Property Group Amended and Restated Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 28, 2014).

10.31*

Certificate of Designation of Series 2013 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 10, 2013).

10.32*	Form of Simon Property Group Series 2013 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 4, 2013).

10.33*

Form of Simon Property Group Executive Officer LTIP Waiver, dated April 18, 2014 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 28, 2014).

10.34*	Simon Property Group CEO LTIP Unit Adjustment Waiver, dated April 18, 2014 (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 28, 2014).

Exhibits
10.35*	Form of Simon Property Group Series 2014 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Quarterly Report on Form 10-Q filed May 7, 2014).

10.36*

Certificate of Designation of Series 2014 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 7, 2014).

10.37

Amended and Restated $2,750,000,000 Credit Agreement dated as of March 2, 2015 (incorporated by reference to Exhibit 10.1 of Simon Property Group, L.P.’s Current Report on Form 8‑K filed March 3, 2015).

10.38

Notice of Increase of Maximum Amount Under Global Dealer Agreement dated as of February 27, 2015 (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.’s Current Report on Form 8‑K filed March 3, 2015).

10.39*

Form of Simon Property Group Series 2015 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q/A for the quarter ended March 31, 2015 filed on January 13, 2016).

10.40*

Certificate of Designation of Series 2015 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.4 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015 filed on January 13, 2016).

10.41*

Form of Simon Property Group Series 2016 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016 filed on May 5, 2016).

10.42*

Form of Certificate of Designation of Series 2016 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016 filed on May 5, 2016).

10.43

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 6, 2016 (incorporated by reference to Exhibit 10.1 of Simon Property Group, L.P.’s Current Report on Form 8-K filed April 7, 2016).

12.1	Simon Property Group, Inc. — Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

12.2	Simon Property Group, L.P. — Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of Simon Property Group Inc. and Simon Property Group, L.P.

23.1	Simon Property Group, Inc. — Consent of Ernst & Young LLP.

23.2	Simon Property Group, L.P. — Consent of Ernst & Young LLP.

31.1

Simon Property Group, Inc. — Certification by the Chief Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2

Simon Property Group, Inc. — Certification by the Chief Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.3

Simon Property Group, L.P. — Certification by the Chief Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.4

Simon Property Group, L.P. — Certification by the Chief Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

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

Exhibits
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(a)    Does not include supplemental indentures that authorize the issuance of debt securities series, none of which exceeds 10% of the total assets of Simon Property Group, L.P. on a consolidated basis. Simon Property Group, L.P. agrees to file copies of any such supplemental indentures upon the request of the Commission.

*        Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S‑K.