Form 10-Q
period 2017-03-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2017-05-03
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Simon Property Group, Inc.:
Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

Simon Property Group, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Simon Property Group, Inc. ☐	Simon Property Group, L.P. ☐

Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act).

Simon Property Group, Inc. Yes ☐ No ☒	Simon Property Group, L.P. Yes ☐ No ☒

As of March 31, 2017, Simon Property Group, Inc. had 312,194,210 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10‑Q for the quarterly period ended March 31, 2017 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority‑owned partnership subsidiary, for which Simon is the general partner. As of March 31, 2017, Simon owned an approximate 86.8% ownership interest in the Operating Partnership, with the remaining 13.2% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day‑to‑day management.

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

•	a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that also includes discrete information related to each entity; and
•	separate Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds sections related to each entity.

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

In order to highlight the differences between Simon and the Operating Partnership, the separate sections in this report for Simon and the Operating Partnership specifically refer to Simon and the Operating Partnership. In the sections that combine disclosure of Simon and the Operating Partnership, this report refers to actions or holdings of Simon and the Operating Partnership as being “our” actions or holdings. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures, holds assets and incurs debt, we believe that reference to “we,” “us” or “our” in this context is appropriate because the business is one enterprise and we operate substantially all of our business through the Operating Partnership.

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10‑Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2017	2016
ASSETS:
Investment properties, at cost	$35,309,727	$35,226,089
Less - accumulated depreciation	11,079,988	10,865,754
	24,229,739	24,360,335
Cash and cash equivalents	513,400	560,059
Tenant receivables and accrued revenue, net	621,600	664,619
Investment in unconsolidated entities, at equity	2,374,693	2,367,583
Investment in Klépierre, at equity	1,821,994	1,797,394
Deferred costs and other assets	1,384,667	1,353,588
Total assets	$30,946,093	$31,103,578
LIABILITIES:
Mortgages and unsecured indebtedness	$23,149,053	$22,977,104
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,081,185	1,214,022
Cash distributions and losses in partnerships and joint ventures, at equity	1,360,077	1,359,738
Other liabilities	459,926	455,040
Total liabilities	26,050,241	26,005,904
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	166,847	137,762
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	43,323	43,405
Common stock, $0.0001 par value, 511,990,000 shares authorized, 319,823,256 and 319,823,322 issued and outstanding, respectively	32	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,558,328	9,523,086
Accumulated deficit	(4,559,037)	(4,459,387)
Accumulated other comprehensive loss	(100,843)	(114,126)
Common stock held in treasury, at cost, 7,629,046 and 6,756,748 shares, respectively	(834,536)	(682,562)
Total stockholders’ equity	4,107,267	4,310,448
Noncontrolling interests	621,738	649,464
Total equity	4,729,005	4,959,912
Total liabilities and equity	$30,946,093	$31,103,578

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2017	2016
REVENUE:
Minimum rent	$846,798	$818,536
Overage rent	28,204	28,916
Tenant reimbursements	378,915	371,613
Management fees and other revenues	30,547	33,400
Other income	61,299	84,250
Total revenue	1,345,763	1,336,715
EXPENSES:
Property operating	104,048	103,060
Depreciation and amortization	310,832	300,614
Real estate taxes	106,659	109,423
Repairs and maintenance	25,601	26,065
Advertising and promotion	35,948	35,038
Provision for credit losses	5,210	3,664
Home and regional office costs	42,979	38,607
General and administrative	14,001	14,864
Other	23,814	20,479
Total operating expenses	669,092	651,814
OPERATING INCOME	676,671	684,901
Interest expense	(198,202)	(219,190)
Income and other tax benefit (expense)	3,521	(15,186)
Income from unconsolidated entities	69,085	90,626
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	22,688
CONSOLIDATED NET INCOME	551,075	563,839
Net income attributable to noncontrolling interests	72,505	82,010
Preferred dividends	834	834
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$477,736	$480,995
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.53	$1.55

Consolidated Net Income	$551,075	$563,839
Unrealized loss on derivative hedge agreements	(1,253)	(14,775)
Net loss reclassified from accumulated other comprehensive loss into earnings	2,620	139,339
Currency translation adjustments	13,148	20,933
Changes in available-for-sale securities and other	689	11,891
Comprehensive income	566,279	721,227
Comprehensive income attributable to noncontrolling interests	74,425	104,427
Comprehensive income attributable to common stockholders	$491,854	$616,800

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$551,075	$563,839
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	335,749	317,799
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(22,688)
Straight-line rent	(8,109)	(12,276)
Equity in income of unconsolidated entities	(69,085)	(90,626)
Distributions of income from unconsolidated entities	70,994	61,170
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	54,036	73,323
Deferred costs and other assets	(42,099)	(73,316)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(106,868)	(96,767)
Net cash provided by operating activities	785,693	720,458
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(38,347)
Funding of loans to related parties	(18,963)	—
Repayments of loans to related parties	—	8,207
Capital expenditures, net	(148,595)	(189,032)
Cash impact from the consolidation of properties	—	38,980
Net proceeds from sale of assets	—	27,393
Investments in unconsolidated entities	(58,928)	(104,547)
Purchase of marketable and non-marketable securities	(4,174)	(3,799)
Distributions of capital from unconsolidated entities and other	55,398	65,888
Net cash used in investing activities	(175,262)	(195,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(82)	(82)
Purchase of shares related to stock grant recipients' tax withholdings	(285)	(870)
Purchase of treasury stock and limited partner units	(151,690)	—
Distributions to noncontrolling interest holders in properties	(3,029)	(2,773)
Contributions from noncontrolling interest holders in properties	172	—
Preferred distributions of the Operating Partnership	(479)	(479)
Distributions to stockholders and preferred dividends	(548,521)	(496,735)
Distributions to limited partners	(82,906)	(83,074)
Proceeds from issuance of debt, net of transaction costs	1,868,455	3,592,168
Repayments of debt	(1,738,725)	(3,429,414)
Net cash used in financing activities	(657,090)	(421,259)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(46,659)	103,942
CASH AND CASH EQUIVALENTS, beginning of period	560,059	701,134
CASH AND CASH EQUIVALENTS, end of period	$513,400	$805,076

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	March 31,	December 31,
	2017	2016
ASSETS:
Investment properties, at cost	$35,309,727	$35,226,089
Less — accumulated depreciation	11,079,988	10,865,754
	24,229,739	24,360,335
Cash and cash equivalents	513,400	560,059
Tenant receivables and accrued revenue, net	621,600	664,619
Investment in unconsolidated entities, at equity	2,374,693	2,367,583
Investment in Klépierre, at equity	1,821,994	1,797,394
Deferred costs and other assets	1,384,667	1,353,588
Total assets	$30,946,093	$31,103,578
LIABILITIES:
Mortgages and unsecured indebtedness	$23,149,053	$22,977,104
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,081,185	1,214,022
Cash distributions and losses in partnerships and joint ventures, at equity	1,360,077	1,359,738
Other liabilities	459,926	455,040
Total liabilities	26,050,241	26,005,904
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	166,847	137,762
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	43,323	43,405
General Partner, 312,202,210 and 313,074,574 units outstanding, respectively	4,063,944	4,267,043
Limited Partners, 47,406,454 and 47,276,095 units outstanding, respectively	617,091	644,348
Total partners’ equity	4,724,358	4,954,796
Nonredeemable noncontrolling interests in properties, net	4,647	5,116
Total equity	4,729,005	4,959,912
Total liabilities and equity	$30,946,093	$31,103,578

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended
	March 31,
	2017	2016
REVENUE:
Minimum rent	$846,798	$818,536
Overage rent	28,204	28,916
Tenant reimbursements	378,915	371,613
Management fees and other revenues	30,547	33,400
Other income	61,299	84,250
Total revenue	1,345,763	1,336,715
EXPENSES:
Property operating	104,048	103,060
Depreciation and amortization	310,832	300,614
Real estate taxes	106,659	109,423
Repairs and maintenance	25,601	26,065
Advertising and promotion	35,948	35,038
Provision for credit losses	5,210	3,664
Home and regional office costs	42,979	38,607
General and administrative	14,001	14,864
Other	23,814	20,479
Total operating expenses	669,092	651,814
OPERATING INCOME	676,671	684,901
Interest expense	(198,202)	(219,190)
Income and other tax benefit (expense)	3,521	(15,186)
Income from unconsolidated entities	69,085	90,626
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	22,688
CONSOLIDATED NET INCOME	551,075	563,839
Net (loss) income attributable to noncontrolling interests	(244)	729
Preferred unit requirements	1,313	1,313
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$550,006	$561,797
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$477,736	$480,995
Limited Partners	72,270	80,802
Net income attributable to unitholders	$550,006	$561,797
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.53	$1.55

Consolidated net income	$551,075	$563,839
Unrealized loss on derivative hedge agreements	(1,253)	(14,775)
Net loss reclassified from accumulated other comprehensive loss into earnings	2,620	139,339
Currency translation adjustments	13,148	20,933
Changes in available-for-sale securities and other	689	11,891
Comprehensive income	566,279	721,227
Comprehensive income attributable to noncontrolling interests	675	729
Comprehensive income attributable to unitholders	$565,604	$720,498

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$551,075	$563,839
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	335,749	317,799
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(22,688)
Straight-line rent	(8,109)	(12,276)
Equity in income of unconsolidated entities	(69,085)	(90,626)
Distributions of income from unconsolidated entities	70,994	61,170
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	54,036	73,323
Deferred costs and other assets	(42,099)	(73,316)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(106,868)	(96,767)
Net cash provided by operating activities	785,693	720,458
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(38,347)
Funding of loans to related parties	(18,963)	—
Repayments of loans to related parties	—	8,207
Capital expenditures, net	(148,595)	(189,032)
Cash impact from the consolidation of properties	—	38,980
Net proceeds from sale of assets	—	27,393
Investments in unconsolidated entities	(58,928)	(104,547)
Purchase of marketable and non-marketable securities	(4,174)	(3,799)
Distributions of capital from unconsolidated entities and other	55,398	65,888
Net cash used in investing activities	(175,262)	(195,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(82)	(82)
Purchase of units related to stock grant recipients' tax withholdings	(285)	(870)
Purchase of limited partner units	(151,690)	—
Distributions to noncontrolling interest holders in properties	(3,029)	(2,773)
Contributions from noncontrolling interest holders in properties	172	—
Partnership distributions	(631,906)	(580,288)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	1,868,455	3,592,168
Mortgage and unsecured indebtedness principal payments	(1,738,725)	(3,429,414)
Net cash used in financing activities	(657,090)	(421,259)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(46,659)	103,942
CASH AND CASH EQUIVALENTS, beginning of period	560,059	701,134
CASH AND CASH EQUIVALENTS, end of period	$513,400	$805,076

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

We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2017, we owned or held an interest in 206 income‑producing properties in the United States, which consisted of 108 malls, 67 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. Internationally, as of March 31, 2017, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. We also own an interest in six Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which four properties are consolidated. Of the six properties in Europe, two are located in Italy and one each is located in Austria, Germany, the Netherlands, and the United Kingdom. As of March 31, 2017, we also owned a 20.5% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10‑Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10‑Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the combined 2016 Annual Report on Form 10‑K of Simon and the Operating Partnership.

As of March 31, 2017, we consolidated 134 wholly‑owned properties and 17 additional properties that are less than wholly‑owned, but which we control or for which we are the primary beneficiary. We account for the remaining 78 properties, or the joint venture properties, as well as our investments in Klépierre, Aéropostale, and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day‑to‑day operations of 57 of the 78 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, and the United Kingdom comprise 17 of the remaining 21 properties. These international properties are managed by joint ventures in which we share control.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 86.9% and 85.6% for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, Simon’s ownership interest in the Operating Partnership was 86.8% and 86.9%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Marketable and Non‑Marketable Securities

Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available‑for‑sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At March 31, 2017 and December 31, 2016, we had marketable securities of $161.9 million and $156.2 million, respectively, generally accounted for as available-for-sale, which are adjusted to their quoted market price with a corresponding adjustment in other comprehensive income (loss). Net unrealized gains recorded in accumulated other comprehensive income (loss) as of March 31, 2017 and December 31, 2016 were approximately $16.1 million and $15.4 million, respectively, and represent the valuation adjustments for our marketable securities.

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

At March 31, 2017 and December 31, 2016, we had investments of $211.0 million and $210.5 million, respectively, in non‑marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no material adjustment in the carrying value was required for the three months ended March 31, 2017.

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

The marketable securities we held at March 31, 2017 and December 31, 2016 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset value of $42.4 million and $43.9 million at March 31, 2017 and December 31, 2016, respectively.

Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs.  Notes 5 and 9 include discussions of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of Simon’s noncontrolling interests are as follows:

	As of	As of
	March 31,	December 31,
	2017	2016
Limited partners’ interests in the Operating Partnership	$617,091	$644,348
Nonredeemable noncontrolling interests in properties, net	4,647	5,116
Total noncontrolling interests reflected in equity	$621,738	$649,464

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

A rollforward of nonredeemable noncontrolling interests is as follows:

	For the Three Months Ended
	Ended March 31,
	2017	2016
Noncontrolling interests, beginning of period	$649,464	$744,905
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	72,945	81,459
Distributions to noncontrolling interest holders	(84,221)	(83,728)
Other comprehensive income (loss) allocable to noncontrolling interests:
Unrealized gain on derivative hedge agreements	(143)	(2,103)
Net loss reclassified from accumulated other comprehensive loss into earnings	345	20,146
Currency translation adjustments	1,618	2,696
Changes in available-for-sale securities and other	101	1,680
	1,921	22,419
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership	(33,235)	(5,143)
Units exchanged for common shares	(12)	(16)
Long-term incentive performance units	14,705	12,061
Contributions by noncontrolling interests, net, and other	171	—
Noncontrolling interests, end of period	$621,738	$771,957

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

A rollforward of nonredeemable noncontrolling interests is as follows:

	For the Three Months Ended
	March 31,
	2017	2016
Noncontrolling nonredeemable interests in properties, net — beginning of period	$5,116	$3,456
Net income attributable to noncontrolling nonredeemable interests	675	657
Distributions to noncontrolling nonredeemable interestholders	(1,315)	(654)
Contributions by noncontrolling interests, net, and other	171	—
Noncontrolling nonredeemable interests in properties, net — end of period	$4,647	$3,459

Accumulated Other Comprehensive Income (Loss)

Simon

The changes in components of Simon’s accumulated other comprehensive income (loss) consisted of the following net of noncontrolling interest as of March 31, 2017:

			Net unrealized
	Currency	Accumulated	gains on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(157,864)	$30,374	$13,364	$(114,126)
Other comprehensive income (loss) before reclassifications	11,530	(1,110)	588	11,008
Amounts reclassified from accumulated other comprehensive income	—	2,275	—	2,275
Net current-period other comprehensive income	11,530	1,165	588	13,283
Ending balance	$(146,334)	$31,539	$13,952	$(100,843)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the three months ended March 31:

	2017	2016
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Currency translation adjustments	$—	$(136,806)	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	—	19,779	Net income attributable to noncontrolling interests
	$—	$(117,027)

Accumulated derivative gains, net	$(2,620)	$(2,905)	Interest expense
	—	372	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	345	366	Net income attributable to noncontrolling interests
	$(2,275)	$(2,167)

The Operating Partnership

The changes in accumulated other comprehensive income (loss) by component consisted of the following as of March 31, 2017:

			Net unrealized
	Currency	Accumulated	gains on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(181,706)	$34,956	$15,383	$(131,367)
Other comprehensive income (loss) before reclassifications	13,148	(1,253)	689	12,584
Amounts reclassified from accumulated other comprehensive income	—	2,620	—	2,620
Net current-period other comprehensive income	13,148	1,367	689	15,204
Ending balance	$(168,558)	$36,323	$16,072	$(116,163)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the three months ended March 31:

	2017	2016
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Currency translation adjustments	$—	$(136,806)	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	$—	$(136,806)

Accumulated derivative gains, net	$(2,620)	$(2,905)	Interest expense
	—	372	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	$(2,620)	$(2,533)

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

As of March 31, 2017 and December 31, 2016, we had the following outstanding interest rate derivative:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swap	1	$250.0 million

The carrying value of our interest rate swap agreement, at fair value, as of both March 31, 2017 and December 31, 2016, was an asset value of $21.1 million, all of which is included in deferred costs and other assets. We generally do not

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

apply hedge accounting to interest rate caps, which had a nominal value as of March 31, 2017 and December 31, 2016, respectively.

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

We had the following Euro:USD forward contracts at March 31, 2017 and December 31, 2016 (in millions):

		Asset Value as of
		March 31,	December 31,
Notional Value	Maturity Date	2017	2016
€50.0	August 11, 2017	$15.1	$15.5
€50.0	May 15, 2019	3.6	3.9
€50.0	May 15, 2019	1.2	1.5
€50.0	May 15, 2020	0.9	1.1
€50.0	May 14, 2021	0.4	0.6

Asset balances in the above table are included in deferred costs and other assets. We have designated the above as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

The total gross accumulated other comprehensive income related to our derivative activities, including our share of the other comprehensive income from unconsolidated entities, approximated $36.3 million and $35.0 million as of March 31, 2017 and December 31, 2016, respectively.

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

Our revenues that will be impacted by this standard primarily include management, development, leasing and financing fee revenues for services performed related to various domestic joint ventures that we manage, licensing fees earned from various international properties, sales of real estate, including land parcels and operating properties, and other ancillary income earned at our properties.  In 2016, these revenues were less than 7.0% of consolidated revenue.  We expect that the amount and timing of revenue recognition from our management services to joint ventures referenced above and licensing fee arrangements will be generally consistent with our current measurement and pattern of recognition.  In addition, we do not actively sell operating properties as part of our core business strategy and, accordingly, the sale of properties does not generally constitute a significant part of our revenue and cash flows.  As a result, we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements as a whole.

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

In February 2016, the FASB issued ASU 2016-02, "Leases," which will result in lessees recognizing most leased assets and corresponding lease liabilities on the balance sheet.  Lessor accounting will remain substantially similar to the current accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Leasing costs that are eligible to be capitalized as initial direct costs are also limited by ASU 2016-02.

Substantially all of our revenue and the revenues of our equity method investments are earned from arrangements that are within the scope of ASU 2016-02, thus we anticipate that the timing of recognition and financial statement presentation of certain revenues, particularly those that relate to consideration from non-lease components, including fixed common area maintenance arrangements, may be affected. Upon adoption of ASU 2016-02, consideration related to these non-lease components will be accounted for using the guidance in ASU 2014-09. Further, leases of land and other arrangements where we are the lessee will be recognized on our balance sheet. We will adopt ASU 2016-02 beginning in the first quarter of 2019 using the modified retrospective approach required by the standard.  We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business”, which amends guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business, likely resulting in more acquisitions being accounted for as asset acquisitions.  There are certain differences in accounting under these models, including the capitalization of transaction expenses and application of a cost accumulation model in an asset acquisition.  The standard is effective for annual periods beginning after December 15, 2018.  We adopted this standard early as of January 1, 2017 as permitted under the standard.

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which clarifies the scope and application of Accounting Standards Codification 610-20 on the sale or transfer of nonfinancial assets and in substance assets to noncustomers, including partial sales. The standard generally aligns the measurement of a retained interest in a nonfinancial asset with that of a retained interest in a business. It also eliminates the use of carryover basis for contributions of real estate. This standard will be effective for us beginning with the first quarter of 2018. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

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

Simon

	For the Three Months Ended
	March 31,
	2017	2016
Net Income attributable to Common Stockholders — Basic and Diluted	$477,736	$480,995
Weighted Average Shares Outstanding — Basic and Diluted	312,809,981	309,416,266

For the three months ended March 31, 2017, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three months ended March 31, 2017 and 2016. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended
	March 31,
	2017	2016
Net Income attributable to Unitholders — Basic and Diluted	$550,006	$561,797
Weighted Average Units Outstanding — Basic and Diluted	360,130,442	361,394,591

For the three months ended March 31, 2017, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three months ended March 31, 2017 and 2016. We accrue distributions when they are declared.

5. Investment in Unconsolidated Entities

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 78 properties as of March 31, 2017.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of March 31, 2017 and December 31, 2016, we had construction loans and other advances to related parties totaling $33.6 million and $12.3 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

On September 15, 2016, we and our partners, through two separate joint ventures, acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  Our noncontrolling interest in the retail operations venture and in the licensing venture is 49.05% and 28.45%, respectively.  Our aggregate initial investment in the ventures was $33.1 million, which included our share of working capital funded into the retail business.  We eliminate our share of rents and other tenant charges on leasing activities with this venture.

On April 14, 2016, we and a joint venture partner completed the acquisition of The Shops at Crystals, a luxury shopping center on the Las Vegas Strip, for $1.1 billion. The transaction was funded with a combination of cash on hand, cash from our partner, and a $550.0 million 3.74% fixed-rate mortgage financing that will mature on July 1, 2026. We have a 50% noncontrolling interest in this joint venture and manage the day-to-day operations. Substantially all of our investment has been determined to relate to investment property based on estimated fair values at the acquisition date.

As of March 31, 2017, we had a 10.8% noncontrolling equity interest in HBS, a venture formed with Hudson’s Bay Company.  The venture has 42 properties in the U.S. and, subsequent to formation, acquired 41 properties from Germany’s leading department store, Kaufhof.  In exchange for our interest, we committed to contribute $100.0 million for improvements to certain properties.  As of March 31, 2017, we had funded $45.4 million of this commitment.  In addition, we contributed $178.5 million in connection with the acquisition of the Kaufhof department stores.  Our share of net income, net of amortization of our excess investment, was $3.2 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. Total revenues, operating income and consolidated net income were approximately $103.7 million, $80.1 million, and $52.7 million, respectively, for the three months ended March 31, 2017 and $89.0 million, $37.3 million, and $12.2 million, respectively, for the three months ended March 31, 2016.

European Investments

At March 31, 2017, we owned 63,924,148 shares, or approximately 20.5%, of Klépierre, which had a quoted market price of $38.96 per share. Our share of net income (loss), net of amortization of our excess investment, was $7.1 million and $13.0 million for the three months ended March 31, 2017 and 2016, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income and consolidated net income were approximately $342.6 million, $105.0 million and $69.5 million, respectively, for the three months ended March 31, 2017 and $342.7 million, $98.8 million and $44.2 million, respectively, for the three months ended March 31, 2016.

We had an interest in a European investee that had interests in seven Designer Outlet properties as of March 31, 2017 and December 31, 2016.  On January 1, 2016, we gained control of the entity through terms of the underlying venture agreement requiring a remeasurement of our previously held equity interest to fair value resulting in a non-cash gain of $12.1 million in earnings during the first quarter of 2016, including amounts reclassified from accumulated other comprehensive income (loss) related to the currency translation adjustment previously recorded on our investment. The gain is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.  As a result of the change in control, we consolidated two of the outlet properties on January 1, 2016. The consolidation required us to recognize the entity's identifiable assets and liabilities at fair value in our consolidated financial statements along with the related redeemable noncontrolling interest representing our partners' share. The fair value of the consolidated assets and liabilities relates primarily to investment property, investments in unconsolidated entities and assumed mortgage debt.  Due to certain redemption rights held by our venture partner, the noncontrolling interest is presented (i) in the accompanying Simon consolidated balance sheet outside of equity in limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and (ii) in the accompanying Operating Partnership consolidated balance sheet within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties.

On July 25, 2016, this European investee also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice, as well as the remaining interests in related expansion projects and working capital for cash consideration of €145.5 million. This resulted in the consolidation of these two properties on the acquisition date, requiring a remeasurement of our previously held equity interest to fair value and the recognition of a non-cash gain of $29.3 million in earnings during the third quarter of 2016. The determination of fair value of the consolidated assets and liabilities consists primarily of investment property and lease related intangibles.  As of March 31, 2017, our legal percentage ownership interests in these properties ranged from 45% to 90%.

On April 7, 2017, this European investee acquired an additional 15.7% investment in the Roermond Designer Outlets Phase 4 expansion for cash consideration of approximately $17.8 million, bringing its total noncontrolling interest in the expansion to 51.3%.

On April 21, 2017, this European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands for cash consideration of $69.8 million and the assumption of existing mortgage debt of $40.1 million.

In addition, we have a noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we have a direct minority ownership in three of those outlets. Our investment in these entities is accounted for under the cost method. At both March 31, 2017 and December 31, 2016, the carrying value of these non-marketable investments was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $239.0 million and $227.5 million as of March 31, 2017 and December 31, 2016, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $136.4 million and $130.9 million as of March 31, 2017 and December 31, 2016, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
Assets:
Investment properties, at cost	$17,851,775	$17,549,078
Less - accumulated depreciation	6,034,375	5,892,960
	11,817,400	11,656,118
Cash and cash equivalents	758,716	778,455
Tenant receivables and accrued revenue, net	337,507	348,139
Deferred costs and other assets	368,558	351,098
Total assets	$13,282,181	$13,133,810
Liabilities and Partners’ Deficit:
Mortgages	$14,290,665	$14,237,576
Accounts payable, accrued expenses, intangibles, and deferred revenue	834,650	867,003
Other liabilities	352,123	325,078
Total liabilities	15,477,438	15,429,657
Preferred units	67,450	67,450
Partners’ deficit	(2,262,707)	(2,363,297)
Total liabilities and partners’ deficit	$13,282,181	$13,133,810
Our Share of:
Partners’ deficit	$(990,000)	$(1,018,755)
Add: Excess Investment	1,777,705	1,791,691
Our net Investment in unconsolidated entities, at equity	$787,705	$772,936

“Excess Investment” represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures or other investments acquired and is allocated on a fair value basis primarily to investment properties, lease related intangibles, and debt premiums and discounts. We amortize excess investment over the life of the related depreciable components of investment properties, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturity, respectively. The amortization is included in the reported amount of income from unconsolidated entities.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

COMBINED STATEMENTS OF OPERATIONS

	For The Three
	Months Ended
	March 31,
	2017	2016
REVENUE:
Minimum rent	$451,055	$438,847
Overage rent	51,369	49,624
Tenant reimbursements	215,780	210,941
Other income	64,327	58,680
Total revenue	782,531	758,092
OPERATING EXPENSES:
Property operating	132,985	131,081
Depreciation and amortization	153,455	131,480
Real estate taxes	66,583	61,509
Repairs and maintenance	20,230	19,754
Advertising and promotion	22,198	22,529
Provision for credit losses	3,777	2,690
Other	43,355	45,053
Total operating expenses	442,583	414,096
Operating Income	339,948	343,996
Interest expense	(142,204)	(143,758)
Gain on sale or disposal of assets and interests in unconsolidated entities, net	—	54,473
Net Income	$197,744	$254,711
Third-Party Investors’ Share of Net Income	$99,686	$118,809
Our Share of Net Income	98,058	135,902
Amortization of Excess Investment	(22,457)	(23,213)
Our Share of Gain on Sale or Disposal of Assets and Interests Included in Other Income in the Consolidated Financial Statements	—	(36,153)
Income from Unconsolidated Entities	$75,601	$76,536

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

6. Debt

Unsecured Debt

At March 31, 2017, our unsecured debt consisted of $15.4 billion of senior unsecured notes of the Operating Partnership, $50.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, $324.2 million outstanding under the Operating Partnership’s $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities, and $953.6 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program. The March 31, 2017 balance on the Supplemental Facility included $199.2 million (U.S. dollar equivalent) of Yen-denominated borrowings. Foreign currency denominated borrowings under the Supplemental Facility are designated as net investment hedges of a portion of our international investments.

On March 31, 2017, we had an aggregate available borrowing capacity of $6.2 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the three months ended March 31, 2017 was $437.5 million and the weighted average outstanding balance was $352.3 million. Letters of credit of $19.8 million were outstanding under the Credit Facilities as of March 31, 2017.

On March 17, 2017, the Operating Partnership amended and extended the Credit Facility. The initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. dollars, Euros, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility was extended to June 30, 2021 and can be extended for an additional year to June 30, 2022 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Credit Facility was reduced to LIBOR plus 77.5 basis points from 80 basis points with a facility fee of 10 basis points.

The Supplemental Facility’s borrowing capacity of $3.50 billion may be increased to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019 which can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points.  The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2017, we had $953.6 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 1.01%. These borrowings mature on various dates through June 26, 2017 and reduce amounts otherwise available under the Credit Facilities.

Mortgage Debt

Total mortgage indebtedness was $6.6 billion and $6.5 billion at March 31, 2017 and December 31, 2016, respectively.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Covenants

Our unsecured debt agreements contain financial and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2017, we were in compliance with all covenants of our unsecured debt.

At March 31, 2017, we or our subsidiaries were the borrowers under 45 non‑recourse mortgage notes secured by mortgages on 48 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2017, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually, or giving effect to applicable cross‑default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying values of our variable‑rate mortgages and other loans approximate their fair values. We estimate the fair values of consolidated fixed‑rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed‑rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed‑rate mortgages and unsecured indebtedness including commercial paper was $22.1 billion at both March 31, 2017 and December 31, 2016. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31,	December 31,
	2017	2016
Fair value of fixed-rate mortgages and unsecured indebtedness	$22,653	$22,703
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.11%	4.12%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	3.84%	3.83%

7. Equity

During the three months ended March 31, 2017, Simon issued 893 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. This transaction increased Simon’s ownership interest in the Operating Partnership.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the three months ended March 31, 2017, Simon purchased 870,692 shares at an average price of $174.22 per share as part of this program.  During the three months ended March 31, 2016, no purchases were made as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Temporary Equity

Simon

Simon classifies as temporary equity those securities for which there is the possibility that Simon could be required to redeem the security for cash irrespective of the probability of such a possibility. As a result, Simon classifies one series of preferred units in the Operating Partnership and noncontrolling redeemable interests in properties in temporary equity.  Each of these securities is discussed further below.

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of March 31, 2017 and December 31, 2016.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	March 31,	December 31,
	2017	2016
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	141,310	112,225
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$166,847	$137,762

The Operating Partnership

The Operating Partnership classifies as temporary equity those securities for which there is the possibility that the Operating Partnership could be required to redeem the security for cash, irrespective of the probability of such a possibility.  As a result, the Operating Partnership classifies one series of preferred units and noncontrolling redeemable interests in properties in temporary equity.  The following table summarizes the preferred units and the amount of the noncontrolling redeemable interests in properties as follows:

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	As of	As of
	March 31,	December 31,
	2017	2016
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	141,310	112,225
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$166,847	$137,762

Stock Based Compensation

Awards under our stock based compensation plans primarily take the form of LTIP units and restricted stock grants. Restricted stock and awards under the LTIP programs are all performance based and are based on various individual, corporate and business unit performance measures as further described below. The expense related to these programs, net of amounts capitalized, is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.

LTIP Programs.  The Compensation Committee has approved long‑term, performance based incentive compensation programs, or the LTIP programs, for certain senior executive officers. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which, applicable total shareholder return, or TSR, performance measures are achieved during the performance period. Once earned, LTIP units are subject to a two-year vesting period. One‑half of the earned LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates and certain other conditions as described in those agreements. Awarded LTIP units not earned are forfeited. Earned and fully vested LTIP units are the equivalent of units. During the performance period, participants are entitled to receive distributions on the LTIP units awarded to them equal to 10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP units as participating securities under the two‑class method of computing earnings per share.

From 2010 to 2016, the Compensation Committee approved LTIP unit grants as shown in the table below. Grant date fair values of the LTIP units are estimated using a Monte Carlo model, and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

values are being amortized into expense over the period from the grant date to the date at which the awards, if any, would become vested. The extent to which LTIP units were earned, and the aggregate grant date fair value, are as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value
2010 LTIP program
1-year 2010 LTIP program	133,673	1-year program — $7.2 million
2-year 2010 LTIP program	337,006	2-year program — $14.8 million
3-year 2010 LTIP program	489,654	3-year program — $23.0 million
2011-2013 LTIP program	469,848	$35.0 million
2012-2014 LTIP program	401,203	$35.0 million
2013-2015 LTIP program	482,779	$29.5 million
2014-2016 LTIP program	131,252	$30.0 million
2015-2017 LTIP program	To be determined in 2018	$27.4 million
2016-2018 LTIP program	To be determined in 2019	$28.8 million

The Compensation Committee did not establish a 2017-2019 LTIP program.

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $4.6 million and $6.4 million for the three months ended March 31, 2017 and 2016, respectively.

Restricted Stock. We recorded compensation expense, net of capitalization, related to restricted stock of approximately $2.2 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively.

Other Compensation Arrangements.  On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted David Simon, Simon’s Chairman and Chief Executive Officer, a retention award in the form of 1,000,000 LTIP units, or the Award, for his continued service as Simon’s Chairman and Chief Executive Officer through July 5, 2019. Effective December 31, 2013, the Award was modified, or the Current Award, and as a result the LTIP units will now become earned and eligible to vest based on the attainment of Company‑based performance goals, in addition to the service‑based vesting requirement included in the original Award. If the relevant performance criteria are not achieved, all or a portion of the Current Award will be forfeited. The Current Award does not contain an opportunity for Mr. Simon to receive additional LTIP units above and beyond the original Award should our performance exceed the higher end of the performance criteria.  The performance criteria of the Current Award are based on the attainment of specific funds from operations, or FFO, per share. If the performance criteria have been met, a maximum of 360,000 LTIP units, or the A units, 360,000 LTIP units, or the B units, and 280,000 LTIP units, or the C units, may become earned on December 31, 2015, December 31, 2016 and December 31, 2017, respectively. Based on the Company’s performance in 2015, 360,000 A units were earned. Based on the Company’s performance in 2016, 360,000 B units were earned. The earned A units will vest on January 1, 2018, earned B units will vest on January 1, 2019 and earned C units, if any, will vest on June 30, 2019, subject to Mr. Simon’s continued employment through such applicable date. The grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight‑year term of his employment agreement on a straight‑line basis based through the applicable vesting periods of the A units, B units and C units.

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

Changes in Equity

Simon

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2017	$43,405	$32	$(114,126)	$9,523,086	$(4,459,387)	$(682,562)	$649,464	$4,959,912
Exchange of limited partner units for common shares				12			(12)	—
Treasury stock purchase						(151,690)		(151,690)
LTIP units							14,705	14,705
Purchase and disposition of noncontrolling interests, net and other	(82)			1,995	(29,699)	(284)	171	(27,899)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				33,235			(33,235)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(548,521)		(82,906)	(631,427)
Distributions to other noncontrolling interest partners							(1,315)	(1,315)
Comprehensive income, excluding $479 attributable to preferred interests in the Operating Partnership and a $919 loss attributable to noncontrolling redeemable interests in properties			13,283		478,570		74,866	566,719
March 31, 2017	$43,323	$32	$(100,843)	$9,558,328	$(4,559,037)	$(834,536)	$621,738	$4,729,005

The Operating Partnership

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2017	$43,405	$4,267,043	$644,348	$5,116	$4,959,912
Limited partner units exchanged to units		12	(12)		—
Treasury unit purchase		(151,690)			(151,690)
LTIP Units			14,705		14,705
Purchase and disposition of noncontrolling interests, net and other	(82)	(27,988)		171	(27,899)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		33,235	(33,235)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(547,687)	(82,906)	(1,315)	(632,742)
Comprehensive income, excluding $479 attributable to preferred interests in the Operating Partnership and a $919 loss attributable to noncontrolling redeemable interests in properties	834	491,019	74,191	675	566,719
March 31, 2017	$43,323	$4,063,944	$617,091	$4,647	$4,729,005

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

8. Commitments and Contingencies

Litigation

We are involved from time-to-time in various legal and regulatory proceedings that arise in the ordinary course of our business, including, but not limited to, commercial disputes, environmental matters, and litigation in connection with transactions such as acquisitions and divestitures. We believe that current proceedings will not have a material adverse effect on our financial condition, liquidity, or results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

In May 2010, Opry Mills sustained significant flood damage. Insurance proceeds of $50 million have been funded by the primary insurer and remediation and restoration work has been completed. The property re‑opened on March 29, 2012. The excess insurance carriers (those providing coverage above $50 million) denied our claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. In the first quarter of 2015, summary judgment was granted in our favor, concluding that up to $150 million of additional coverage is available under our excess insurance policy for this claim. In July and August 2015, trial on the damages portion of our claim was completed and the jury entered a verdict for damages in the amount of $204.1 million (inclusive of the $50.0 million previously paid by the primary carrier). In April 2016, the court entered final judgment in the amount of the jury verdict, which amount will bear interest from the date of the jury’s verdict. We and the excess insurance carriers have appealed certain portions of the trial court’s rulings and the jury’s verdict, respectively.  We will continue our efforts through the conclusion of the pending litigation, including any and all appeals, to recover our losses, including consequential damages, under the excess insurance policies for Opry Mills and we believe recovery is probable, but no assurance can be made that our efforts to recover these funds will be successful.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2017 and December 31, 2016, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $411.2 million and $400.5 million, respectively (of which we have a right of recovery from our venture partners of $87.3 million). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

9. Real Estate Acquisitions and Dispositions

During January of 2016, we disposed of our interests in two unconsolidated multi-family residential investments and one consolidated retail property.  Our share of the gross proceeds from these transactions was $72.4 million. The gain on the consolidated retail property was $10.6 million.  The aggregate gain of $36.9 million from the sale of the two unconsolidated multi-family residential investments is included in other income and resulted in an additional $7.2 million in taxes included in income and other taxes.

On April 14, 2016, we acquired a 50% interest in The Shops at Crystals.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

On January 1, 2016, we gained control of the European investee that held our interest in six Designer Outlet properties, requiring a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $12.1 million and which also resulted in the consolidation of two of the six properties, which had been previously unconsolidated. In February 2016, we and our partner, through this European investee, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million. On July 25, 2016, as further discussed in Note 5, this European entity also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice. The consolidation of these two properties resulted in a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $29.3 million. On April 21, 2017, this European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands for cash consideration of $69.8 million and the assumption of existing mortgage debt of $40.1 million.

Unless otherwise noted, gains and losses on the above transactions are included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense business acquisition, potential acquisition and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended March 31, 2017 and 2016.

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

We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2017, we owned or held an interest in 206 income‑producing properties in the United States, which consisted of 108 malls, 67 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at 25 properties in the United States, Canada and Europe, and we have one outlet and one other significant retail project under development. Internationally, as of March 31, 2017, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. We also own an interest in six Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which four properties are consolidated. Of the six properties in Europe, two are located in Italy and one each is located in Austria, Germany, the Netherlands, and the United Kingdom. We also have four international outlet properties under development. As of March 31, 2017, we also owned a 20.5% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.02 during the first three months of 2017 to $1.53 from $1.55 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

•

a 2016 gain on acquisitions and dispositions of $22.7 million, or $0.06 per diluted share/unit, related to a non-cash gain on the consolidation of properties of $12.1 million, or $0.03 per diluted share/unit, and a gain on the sale of our interest in a property of $10.6 million, or $0.03 per diluted share/unit, and

•	gains in 2016 related to the disposition of our interests in two multi-family residential investments of $29.7 million, net of tax, or $0.08 per diluted share/unit, partially offset by
•	improved operating performance and core business fundamentals in 2017 and the impact of our acquisition and expansion activity, and
•	decreased interest expense in 2017 of $21.0 million, or $0.06 per diluted share/unit.

Core business fundamentals during the first three months of 2017 improved compared to the first three months of 2016, primarily driven by strong leasing activity. Portfolio NOI grew by 5.6% for the three month period in 2017 over the prior year period. Comparable property NOI grew 3.8% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased from $613 psf at March 31, 2016 to $615 psf at March 31, 2017, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 4.4% to $51.87 psf as of March 31, 2017, from $49.70 psf as of March 31, 2016. Leasing spreads in our U.S. Malls and Premium Outlets were favorable as we were able to lease available square feet at higher rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $8.31 psf ($72.11 openings compared to $63.80 closings) as of March 31, 2017, representing a 13.0% increase. Ending occupancy for our U.S. Malls and Premium Outlets remained flat at 95.6% as of March 31, 2017 and March 31, 2016.

Our effective overall borrowing rate at March 31, 2017 on our consolidated indebtedness decreased 36 basis points to 3.40% as compared to 3.76% at March 31, 2016. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 42 basis points (3.47% at March 31, 2017 as compared to 3.89% at March 31, 2016)

partially offset by an increase in the effective overall borrowing rate on variable rate debt of 39 basis points (1.99% at March 31, 2017 as compared to 1.60% at March 31, 2016). At March 31, 2017, the weighted average years to maturity of our consolidated indebtedness was 7.1 years as compared to 7.4 years at December 31, 2016.

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

The following table sets forth these key operating statistics for:

•	properties that are consolidated in our consolidated financial statements,
•	properties we account for under the equity method of accounting as joint ventures, and
•	the foregoing two categories of properties on a total portfolio basis.

	March 31,	March 31,	%/Basis Points
	2017	2016	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.8%	95.9%	-10 bps
Unconsolidated	94.9%	94.6%	+30 bps
Total Portfolio	95.6%	95.6%	-
Average Base Minimum Rent per Square Foot
Consolidated	$50.29	$48.16	4.4%
Unconsolidated	$56.29	$54.34	3.6%
Total Portfolio	$51.87	$49.70	4.4%
Total Sales per Square Foot
Consolidated	$599	$600	-0.2%
Unconsolidated	$663	$655	1.2%
Total Portfolio	$615	$613	0.3%
The Mills:
Ending Occupancy	97.7%	98.4%	-70 bps
Average Base Minimum Rent per Square Foot	$29.53	$27.76	6.4%
Total Sales per Square Foot	$562	$566	-0.7%

(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the three months ended March 31, 2017, we signed 204 new leases and 399 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 1.9 million square feet, of which 1.5 million square feet related to consolidated properties. During the comparable period in 2016, we signed 243 new leases and 448 renewal leases with a fixed minimum rent, comprising approximately 2.5 million square feet, of which 1.9 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $67.01 per square foot in 2017 and $58.82 per square foot in 2016 with an average tenant allowance on new leases of $46.05 per square foot and $36.40 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31,	March 31,	%/Basis Points
	2017	2016	Change
Ending Occupancy	99.8%	99.8%	0 bps
Total Sales per Square Foot	¥100,747	¥101,885	-1.12%
Average Base Minimum Rent per Square Foot	¥5,048	¥4,978	1.41%

Results of Operations

The following acquisitions and dispositions of consolidated properties affected our consolidated results in the comparative periods:

•

During the first quarter of 2016, we consolidated two Designer Outlet properties in Europe that had previously been accounted for under the equity method. During the third quarter of 2016, we consolidated two more Designer Outlet properties in Europe, which were previously accounted for under the equity method.

•	During 2016, we disposed of three retail properties.

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

•	On June 24, 2016, we and our partner opened a 355,000 square foot outlet center in Columbus, Ohio. We have a 50% noncontrolling interest in this new center.
•	On April 14, 2016, we acquired a 50% interest in The Shops at Crystals, a 262,000 square foot mall in Las Vegas, Nevada.
•	On February 1, 2016, through our European investee, we and our partner acquired a 75.0% noncontrolling interest in an outlet center in Ochtrup, Germany.
•	During 2016, we disposed of our interests in four retail properties.

For the purposes of the following comparison between the three months ended March 31, 2017 and 2016, the above transactions are referred to as the property transactions. In the following discussions of our results of operations,

“comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended March 31, 2017 vs. Three months ended March 31, 2016

Minimum rents increased $28.3 million during 2017, of which the property transactions accounted for $9.6 million of the increase. Comparable rents increased $18.7 million, or 2.4%, primarily attributable to an increase in base minimum rents as well as incremental revenue from our redevelopment and expansion activity.

Tenant reimbursements increased $7.3 million, due to a $2.0 million increase attributable to the property transactions and a $5.3 million, or 1.5%, increase in the comparable properties due to annual fixed contractual increases related to common area maintenance.

Total other income decreased $23.0 million, primarily due to a $36.2 million pre-tax gain on the sale of our interests in two multi-family residential investments during 2016, partially offset by an increase in gift card revenue, lease settlement income and land and other non-retail real estate sales.

Depreciation and amortization expense increased $10.2 million primarily due to the additional depreciable assets related to the property transactions and our continued redevelopment and expansion activities.

Other expenses increased $3.3 million primarily due to favorable non-cash foreign currency revaluation impacts in 2016.

Interest expense decreased $21.0 million primarily due to the net impact of our financing activities during 2016 and the reduction in our effective overall borrowing rate as previously discussed.

Income and other taxes decreased $18.7 million as a result of a taxable gain on the sale of a multi-family residential investment during 2016, as well as higher taxes on certain of our international investments in 2016.  Additionally, in 2017, there was a tax benefit related to our investment in the retail operations venture of Aéropostale due to the normal seasonal operating losses retailers typically experience in the first quarter.

Income from unconsolidated entities decreased $21.5 million primarily as a result of our investment in the retail operations venture of Aéropostale due to the normal seasonal operating losses retailers typically experience in the first quarter.

During 2016, we recorded a gain on the sale of a consolidated property of $10.6 million and recorded a non-cash remeasurement gain of $12.1 million related to the change in control of our interest in the European outlet properties as further discussed in Note 5 of the accompanying condensed notes to consolidated financial statements.

Simon’s net income attributable to noncontrolling interests decreased $9.5 million due to a decrease in the net income of the Operating Partnership and an increase in Simon’s ownership of the Operating Partnership.

Liquidity and Capital Resources

Because we own long‑lived income‑producing assets, our financing strategy relies primarily on long‑term fixed rate debt. Floating rate debt comprised only 4.4% of our total consolidated debt at March 31, 2017. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $841.1 million in the aggregate during the three months ended March 31, 2017. In addition, the Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $46.7 million during the first three months of 2017 to $513.4 million as of March 31, 2017 as further discussed in “Cash Flows” below.

On March 31, 2017, we had an aggregate available borrowing capacity of $6.2 billion under the Credit Facilities, net of outstanding borrowings of $374.2 million and amounts outstanding under the Commercial Paper program of $953.6 million and letters of credit of $19.8 million. For the three months ended March 31, 2017, the maximum aggregate amount outstanding under the Credit Facilities was $437.5 million and the weighted average amount outstanding was $352.3 million. The weighted average interest rate was 1.03% for the three months ended March 31, 2017.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2017 totaled $841.1 million. In addition, we had net proceeds from our debt financing and repayment activities of $129.7 million in 2017. These activities are further discussed below under “Financing and Debt.” During the first three months of 2017, we also:

•	paid stockholder dividends and unitholder distributions totaling approximately $631.9 million and preferred unit distributions totaling $1.3 million,
•

funded consolidated capital expenditures of $148.6 million (including development and other costs of $15.4 million, redevelopment and expansion costs of $93.9 million, and tenant costs and other operational capital expenditures of $39.3 million),

•	funded investments in unconsolidated entities of $58.9 million, and
•	funded the repurchase of our common stock of $151.7 million.

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

Financing and Debt

Unsecured Debt

At March 31, 2017, our unsecured debt consisted of $15.4 billion of senior unsecured notes of the Operating Partnership, $50.0 million outstanding under the Operating Partnership’s Credit Facility, $324.2 million outstanding under the Operating Partnership’s Supplemental Facility, and $953.6 million outstanding under the Operating Partnership’s Commercial Paper program. The March 31, 2017 balance on the Supplemental Facility included $199.2 million (U.S. dollar equivalent) of Yen-denominated borrowings. Foreign currency denominated borrowings under the Supplemental Facility are designated as net investment hedges of a portion of our international investments.

On March 31, 2017, we had an aggregate available borrowing capacity of $6.2 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the three months ended March 31, 2017 was $437.5 million and the weighted average outstanding balance was $352.3 million. Letters of credit of $19.8 million were outstanding under the Credit Facilities as of March 31, 2017.

On March 17, 2017, the Operating Partnership amended and extended the Credit Facility. The initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. dollars, Euros, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility was extended to June 30, 2021 and can be extended for an additional year to June 30, 2022 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Credit Facility was reduced to LIBOR plus 77.5 basis points from 80 basis points with a facility fee of 10 basis points.

The Supplemental Facility’s borrowing capacity of $3.50 billion may be increased to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points.  The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2017, we had $953.6 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 1.01%. These borrowings mature on various dates through June 26, 2017 and reduce amounts otherwise available under the Credit Facilities.

Mortgage Debt

Total mortgage indebtedness was $6.6 billion and $6.5 billion at March 31, 2017 and December 31, 2016, respectively.

Covenants

Our unsecured debt agreements contain financial and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2017, we were in compliance with all covenants of our unsecured debt.

At March 31, 2017, we or our subsidiaries were the borrowers under 45 non‑recourse mortgage notes secured by mortgages on 48 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2017, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually, or giving effect to applicable cross‑default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2017 and December 31, 2016, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	March 31, 2017	Interest Rate(1)	December 31, 2016	Interest Rate(1)
Fixed Rate	$22,101,735	3.47%	$22,083,330	3.46%
Variable Rate	1,047,318	1.99%	893,774	1.76%
	$23,149,053	3.40%	$22,977,104	3.39%

(1)	Excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2016 Annual Reports on Form 10‑K of Simon and the Operating Partnership.

In regards to long‑term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2017, for the remainder of 2017 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2017	2018 - 2019	2020 - 2021	After 2021	Total
Long Term Debt (1)	$2,221,148	$1,543,383	$6,326,927	$13,184,835	$23,276,293
Interest Payments (2)	608,851	1,528,159	1,211,304	3,297,209	6,645,523

(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2017.

Off‑Balance Sheet Arrangements

Our off‑balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2017, the Operating Partnership guaranteed joint venture‑related mortgage indebtedness of $411.2 million (of which we have a right of recovery from our joint venture partners of $87.3 million). Mortgages guaranteed by the Operating Partnership are secured by the property of the applicable joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

On April 21, 2017, this European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands for cash consideration of $69.8 million and the assumption of existing mortgage debt of 40.1 million.

On April 14, 2016, we and our joint venture partner completed the acquisition of The Shops at Crystals, a 262,000 square foot luxury shopping center on the Las Vegas Strip, for $1.1 billion.  The transaction was funded with a combination of cash on hand, cash from our partner, and a $550.0 million 3.74% fixed-rate mortgage financing that will mature on July 1, 2026.  We have a 50% noncontrolling interest in this joint venture and manage the day-to-day operations.

Dispositions.  We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

During 2016, we disposed of our interests in two unconsolidated multi-family residential investments and a consolidated retail property. Our share of the gross proceeds from these transactions was $72.4 million. The gain on the consolidated retail property was $10.6 million. The aggregate gain of $36.9 million from the sale of the two unconsolidated multi-family residential investments is included in other income and resulted in an additional $7.2 million in taxes included in income and other tax benefit (expense).

Joint Venture Formation Activity

On September 15, 2016, we and our partners, through two separate joint ventures, acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  Our noncontrolling interest in the retail operations venture and in the licensing venture is 49.05% and 28.45%, respectively.  Our aggregate initial investment in these ventures was $33.1 million, which includes our share of working capital funded into the retail business.

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, are underway at 25 properties in the United States, Canada and Europe.

Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.7 billion. We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7‑10% for all of our new development, expansion and redevelopment projects.

New Domestic Developments, Redevelopments and Expansions.

During 2017, construction continues on the following properties:

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

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency‑denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2017 will be approximately $217 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of March 31, 2017 (in millions):

		Gross	Our	Our Share of	Our Share of	Projected
		Leasable	Ownership	Projected Net Cost	Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)	(in USD)	Date
New Development Projects:
Genting Highlands Premium Outlets	Kuala Lumpur, Malaysia	274,000	50%	MYR 120.7	$27.3	June - 2017
Premium Outlet Collection - Edmonton International Airport	Edmonton (Alberta), Canada	428,000	50%	CAD 108.2	$81.1	May - 2018
Provence Designer Outlets	Miramas, France	269,000	90%	EUR 104.1	$111.3	Opened Apr. - 2017
Siheung Premium Outlets	Siheung, Korea	452,000	50%	KRW 123,695	$110.7	Opened Apr. - 2017
Expansions:
Roermond Designer Outlets Phase 4	Roermond, Netherlands	125,000	29%	EUR 20.1	$21.5	Opened Apr. - 2017
Toronto Premium Outlets Phase 2	Toronto (Ontario), Canada	145,000	50%	CAD 59.4	$44.6	Nov. - 2018

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.75 per share in the first quarter of 2017 and $1.60 per share in the first quarter of 2016. The Operating Partnership made distributions per unit for the same amounts. Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2017 of $1.75 per share of common stock payable on May 31, 2017 to stockholders of record on May 17, 2017. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the three months ended March 31, 2017, Simon repurchased 870,692 shares at an average price of $174.22 per share of its common stock as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

Forward‑Looking Statements

Certain statements made in this section or elsewhere in this Quarterly Report on Form 10-Q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and market conditions that adversely affect the general retail environment; the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; decreases in market rental rates; the intensely competitive market environment in the retail industry; the inability to lease newly developed properties and renew leases and relet space at existing properties on favorable terms; risks related to international activities, including, without limitation, the impact of the United Kingdom’s vote to leave the European Union; changes to applicable laws or regulations or the interpretation thereof; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; general risks related to real estate investments, including the illiquidity of real estate investments; the impact of our substantial indebtedness on our future operations; any disruption in the financial markets that adversely affects our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; changes in market rates of interest and foreign exchange rates for foreign currencies; changes in the value of our investments in foreign entities; our ability to hedge interest rate and currency risk; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks relating to our joint venture properties; environmental liabilities; changes in insurance costs, the availability of comprehensive insurance coverage; security breaches that could compromise our information technology or infrastructure; natural disasters; the potential for terrorist activities; and the loss of key management personnel. We discussed these and other risks and uncertainties under the heading "Risk Factors" in the combined 2016 Annual Report on Form 10-K of Simon and the Operating Partnership. We may update that discussion in subsequent other periodic reports, but, except as required by law, we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

You should understand that our computations of these non‑GAAP measures might not be comparable to similar measures reported by other REITs and that these non‑GAAP measures:

•	do not represent cash flow from operations as defined by GAAP,
•	should not be considered as alternatives to consolidated net income determined in accordance with GAAP as a measure of operating performance, and
•	are not alternatives to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Funds from Operations	$985,012	$951,833
Change in FFO from prior period	3.5%	14.6%
Consolidated Net Income	$551,075	$563,839
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	307,688	297,196
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	131,218	118,242
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(22,688)
Net loss (income) attributable to noncontrolling interest holders in properties	244	(729)
Noncontrolling interests portion of depreciation and amortization	(3,900)	(2,714)
Preferred distributions and dividends	(1,313)	(1,313)
FFO of the Operating Partnership	$985,012	$951,833
FFO allocable to limited partners	129,429	136,899
Dilutive FFO allocable to common stockholders	$855,583	$814,934
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.53	$1.55
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	1.21	1.14
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(0.06)
Diluted FFO per share	$2.74	$2.63
Basic and Diluted weighted average shares outstanding	312,810	309,416
Weighted average limited partnership units outstanding	47,320	51,979
Basic and Diluted weighted average shares and units outstanding	360,130	361,395

The following schedule reconciles consolidated net income to NOI and sets forth the computations of Portfolio NOI and Comparable NOI.

	For the Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$551,075	$563,839
Income and other tax (benefit) expense	(3,521)	15,186
Interest expense	198,202	219,190
Income from unconsolidated entities	(69,085)	(90,626)
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(22,688)
Operating Income	676,671	684,901
Depreciation and amortization	310,832	300,614
NOI of consolidated entities	$987,503	$985,515
Reconciliation of NOI of unconsolidated entities:
Net Income	$197,744	$254,711
Interest expense	142,204	143,758
Gain on sale or disposal of assets and interests in unconsolidated entities	—	(54,473)
Operating Income	339,948	343,996
Depreciation and amortization	153,455	131,480
NOI of unconsolidated entities	$493,403	$475,476
Add: Our share of NOI from Klépierre, HBS, and other corporate investments	41,747	54,711
Total NOI	$1,522,653	$1,515,702
Less: Corporate and Other NOI Sources (1)	8,001	81,353
Portfolio NOI	$1,514,652	$1,434,349
Portfolio NOI Growth	5.6%
Less: Our share of NOI from Klépierre and HBS	58,367	54,711
Less: International Properties (2)	101,352	90,723
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	33,544	16,219
Comparable Property NOI (4)	$1,321,389	$1,272,696
Comparable Property NOI Growth	3.8%

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Sensitivity Analysis.  We disclosed a qualitative and quantitative analysis regarding market risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the combined 2016 Annual Report on Form 10‑K of Simon and the Operating Partnership. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2016.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Through the period covered by this report, there were no material changes to the Risk Factors disclosed under Item 1A. Risk Factors in Part I of the combined 2016 Annual Report on Form 10‑K of Simon and the Operating Partnership.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2017, we issued 893 shares of common stock on January 6, 2017 to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. The issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

				Total number of	Approximate value
	Total number		Average	shares purchased as	of shares that may
	of shares		price paid	part of publicly	yet be purchased
Period	purchased		per share	announced programs	under programs (2)
January 1, 2017-January 31, 2017	1,606	(1)	$177.67	—	$1,401,725,841
February 1, 2017-February 28, 2017	418,600		$180.30	418,600	$1,326,252,458
March 1, 2017-March 31, 2017	452,092		$168.59	452,092	$1,250,036,239
	872,298		$174.22	870,692

(1)

Total number of shares purchased primarily represents shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

(2)

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2017.

Issuer Purchases of Equity Securities

There were no purchases of equity securities made by the Operating Partnership during the quarter ended March 31, 2017.

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
3.1

Amended and Restated By-Laws of Simon Property Group, Inc. as adopted on March 20, 2017 (incorporated by reference to Exhibit 3.1 of Simon Property Group, Inc.’s Current Report on Form 8-K filed March 24, 2017).

10.1

Amended and Restated $4,000,000,000 Credit Agreement, dated as of March 17, 2017 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.’s Current Report on Form 8-K filed March 20, 2017).

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
Date: May 3, 2017

SIMON PROPERTY GROUP, L.P.

/s/ Andrew Juster
Andrew Juster
Executive Vice President and Chief Financial Officer of
Simon Property Group, Inc., General Partner
Date: May 3, 2017