Form 10-Q
period 2017-06-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2017-08-04
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of June 30, 2017, Simon Property Group, Inc. had 310,834,778 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10‑Q for the quarterly period ended June 30, 2017 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority‑owned partnership subsidiary, for which Simon is the general partner. As of June 30, 2017, Simon owned an approximate 86.8% ownership interest in the Operating Partnership, with the remaining 13.2% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day‑to‑day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10‑Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2017	2016
ASSETS:
Investment properties, at cost	$35,695,397	$35,226,089
Less - accumulated depreciation	11,378,345	10,865,754
	24,317,052	24,360,335
Cash and cash equivalents	488,614	560,059
Tenant receivables and accrued revenue, net	640,080	664,619
Investment in unconsolidated entities, at equity	2,321,111	2,367,583
Investment in Klépierre, at equity	1,830,484	1,797,394
Deferred costs and other assets	1,368,625	1,353,588
Total assets	$30,965,966	$31,103,578
LIABILITIES:
Mortgages and unsecured indebtedness	$23,422,685	$22,977,104
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,205,267	1,214,022
Cash distributions and losses in partnerships and joint ventures, at equity	1,370,333	1,359,738
Other liabilities	492,143	455,040
Total liabilities	26,490,428	26,005,904
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	184,379	137,762
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	43,241	43,405
Common stock, $0.0001 par value, 511,990,000 shares authorized, 319,929,605 and 319,823,322 issued and outstanding, respectively	32	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,587,026	9,523,086
Accumulated deficit	(4,731,402)	(4,459,387)
Accumulated other comprehensive loss	(103,872)	(114,126)
Common stock held in treasury, at cost, 9,094,827 and 6,756,748 shares, respectively	(1,068,310)	(682,562)
Total stockholders’ equity	3,726,715	4,310,448
Noncontrolling interests	564,444	649,464
Total equity	4,291,159	4,959,912
Total liabilities and equity	$30,965,966	$31,103,578

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUE:
Minimum rent	$851,552	$822,224	$1,698,350	$1,640,760
Overage rent	29,764	31,250	57,967	60,167
Tenant reimbursements	380,527	367,062	759,442	738,676
Management fees and other revenues	31,367	34,478	61,914	67,878
Other income	68,338	60,366	129,638	144,614
Total revenue	1,361,548	1,315,380	2,707,311	2,652,095
EXPENSES:
Property operating	107,371	104,756	211,419	207,817
Depreciation and amortization	322,396	303,585	633,228	604,199
Real estate taxes	113,415	107,505	220,073	216,929
Repairs and maintenance	21,700	22,842	47,301	48,907
Advertising and promotion	36,496	33,172	72,444	68,210
Provision for credit losses	2,659	4,944	7,870	8,608
Home and regional office costs	36,476	40,326	79,455	78,933
General and administrative	13,074	15,125	27,075	29,989
Other	21,812	23,889	45,627	44,366
Total operating expenses	675,399	656,144	1,344,492	1,307,958
OPERATING INCOME	686,149	659,236	1,362,819	1,344,137
Interest expense	(207,174)	(213,995)	(405,373)	(433,185)
Loss on extinguishment of debt	(128,618)	—	(128,618)	—
Income and other taxes	(5,990)	(7,115)	(2,470)	(22,301)
Income from unconsolidated entities	92,017	84,990	161,101	175,616
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	4,989	4,209	4,989	26,897
CONSOLIDATED NET INCOME	441,373	527,325	992,448	1,091,164
Net income attributable to noncontrolling interests	58,549	71,102	131,053	153,111
Preferred dividends	834	834	1,669	1,669
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$381,990	$455,389	$859,726	$936,384
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.23	$1.45	$2.75	$3.01

Consolidated Net Income	$441,373	$527,325	$992,448	$1,091,164
Unrealized loss on derivative hedge agreements	(21,545)	(320)	(22,798)	(15,095)
Net loss reclassified from accumulated other comprehensive loss into earnings	2,439	3,199	5,059	142,538
Currency translation adjustments	16,745	(3,492)	29,892	17,441
Changes in available-for-sale securities and other	(1,152)	171	(463)	12,062
Comprehensive income	437,860	526,883	1,004,138	1,248,110
Comprehensive income attributable to noncontrolling interests	58,065	72,858	132,490	177,285
Comprehensive income attributable to common stockholders	$379,795	$454,025	$871,648	$1,070,825

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$992,448	$1,091,164
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	675,608	642,646
Loss on debt extinguishment	128,618	—
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(4,989)	(26,897)
Straight-line rent	(11,970)	(25,866)
Equity in income of unconsolidated entities	(161,101)	(175,616)
Distributions of income from unconsolidated entities	161,833	163,679
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	46,748	58,992
Deferred costs and other assets	(29,289)	(16,846)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	11,677	(17,305)
Net cash provided by operating activities	1,809,583	1,693,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(87,741)	(307,223)
Funding of loans to related parties	(49,668)	—
Repayments of loans to related parties	—	8,207
Capital expenditures, net	(318,948)	(383,460)
Cash impact from the consolidation of properties	7,536	38,980
Net proceeds from sale of assets	—	36,433
Investments in unconsolidated entities	(93,459)	(172,802)
Purchase of marketable and non-marketable securities	(3,837)	(4,636)
Distributions of capital from unconsolidated entities and other	296,007	303,659
Net cash used in investing activities	(250,110)	(480,842)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(164)	(164)
Purchase of shares related to stock grant recipients' tax withholdings	(2,789)	(4,146)
Purchase of treasury stock and limited partner units	(396,169)	—
Distributions to noncontrolling interest holders in properties	(6,150)	(5,251)
Contributions from noncontrolling interest holders in properties	236	260
Preferred distributions of the Operating Partnership	(958)	(957)
Distributions to stockholders and preferred dividends	(1,094,925)	(1,000,333)
Distributions to limited partners	(165,741)	(159,242)
Loss on debt extinguishment	(128,618)	—
Proceeds from issuance of debt, net of transaction costs	5,749,137	7,442,218
Repayments of debt	(5,584,777)	(7,302,347)
Net cash used in financing activities	(1,630,918)	(1,029,962)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(71,445)	183,147
CASH AND CASH EQUIVALENTS, beginning of period	560,059	701,134
CASH AND CASH EQUIVALENTS, end of period	$488,614	$884,281

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	June 30,	December 31,
	2017	2016
ASSETS:
Investment properties, at cost	$35,695,397	$35,226,089
Less — accumulated depreciation	11,378,345	10,865,754
	24,317,052	24,360,335
Cash and cash equivalents	488,614	560,059
Tenant receivables and accrued revenue, net	640,080	664,619
Investment in unconsolidated entities, at equity	2,321,111	2,367,583
Investment in Klépierre, at equity	1,830,484	1,797,394
Deferred costs and other assets	1,368,625	1,353,588
Total assets	$30,965,966	$31,103,578
LIABILITIES:
Mortgages and unsecured indebtedness	$23,422,685	$22,977,104
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,205,267	1,214,022
Cash distributions and losses in partnerships and joint ventures, at equity	1,370,333	1,359,738
Other liabilities	492,143	455,040
Total liabilities	26,490,428	26,005,904
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	184,379	137,762
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	43,241	43,405
General Partner, 310,842,778 and 313,074,574 units outstanding, respectively	3,683,474	4,267,043
Limited Partners, 47,272,794 and 47,276,095 units outstanding, respectively	560,180	644,348
Total partners’ equity	4,286,895	4,954,796
Nonredeemable noncontrolling interests in properties, net	4,264	5,116
Total equity	4,291,159	4,959,912
Total liabilities and equity	$30,965,966	$31,103,578

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUE:
Minimum rent	$851,552	$822,224	$1,698,350	$1,640,760
Overage rent	29,764	31,250	57,967	60,167
Tenant reimbursements	380,527	367,062	759,442	738,676
Management fees and other revenues	31,367	34,478	61,914	67,878
Other income	68,338	60,366	129,638	144,614
Total revenue	1,361,548	1,315,380	2,707,311	2,652,095
EXPENSES:
Property operating	107,371	104,756	211,419	207,817
Depreciation and amortization	322,396	303,585	633,228	604,199
Real estate taxes	113,415	107,505	220,073	216,929
Repairs and maintenance	21,700	22,842	47,301	48,907
Advertising and promotion	36,496	33,172	72,444	68,210
Provision for credit losses	2,659	4,944	7,870	8,608
Home and regional office costs	36,476	40,326	79,455	78,933
General and administrative	13,074	15,125	27,075	29,989
Other	21,812	23,889	45,627	44,366
Total operating expenses	675,399	656,144	1,344,492	1,307,958
OPERATING INCOME	686,149	659,236	1,362,819	1,344,137
Interest expense	(207,174)	(213,995)	(405,373)	(433,185)
Loss on extinguishment of debt	(128,618)	—	(128,618)	—
Income and other taxes	(5,990)	(7,115)	(2,470)	(22,301)
Income from unconsolidated entities	92,017	84,990	161,101	175,616
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	4,989	4,209	4,989	26,897
CONSOLIDATED NET INCOME	441,373	527,325	992,448	1,091,164
Net income (loss) attributable to noncontrolling interests	74	565	(170)	1,294
Preferred unit requirements	1,313	1,313	2,626	2,626
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$439,986	$525,447	$989,992	$1,087,244
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$381,990	455,389	$859,726	$936,384
Limited Partners	57,996	70,058	130,266	150,860
Net income attributable to unitholders	$439,986	$525,447	$989,992	$1,087,244
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.23	$1.45	$2.75	$3.01

Consolidated net income	$441,373	$527,325	$992,448	$1,091,164
Unrealized loss on derivative hedge agreements	(21,545)	(320)	(22,798)	(15,095)
Net loss reclassified from accumulated other comprehensive loss into earnings	2,439	3,199	5,059	142,538
Currency translation adjustments	16,745	(3,492)	29,892	17,441
Changes in available-for-sale securities and other	(1,152)	171	(463)	12,062
Comprehensive income	437,860	526,883	1,004,138	1,248,110
Comprehensive income attributable to noncontrolling interests	397	565	1,072	1,294
Comprehensive income attributable to unitholders	$437,463	$526,318	$1,003,066	$1,246,816

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$992,448	$1,091,164
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	675,608	642,646
Loss on debt extinguishment	128,618	—
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(4,989)	(26,897)
Straight-line rent	(11,970)	(25,866)
Equity in income of unconsolidated entities	(161,101)	(175,616)
Distributions of income from unconsolidated entities	161,833	163,679
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	46,748	58,992
Deferred costs and other assets	(29,289)	(16,846)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	11,677	(17,305)
Net cash provided by operating activities	1,809,583	1,693,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(87,741)	(307,223)
Funding of loans to related parties	(49,668)	—
Repayments of loans to related parties	—	8,207
Capital expenditures, net	(318,948)	(383,460)
Cash impact from the consolidation of properties	7,536	38,980
Net proceeds from sale of assets	—	36,433
Investments in unconsolidated entities	(93,459)	(172,802)
Purchase of marketable and non-marketable securities	(3,837)	(4,636)
Distributions of capital from unconsolidated entities and other	296,007	303,659
Net cash used in investing activities	(250,110)	(480,842)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(164)	(164)
Purchase of units related to stock grant recipients' tax withholdings	(2,789)	(4,146)
Purchase of limited partner units	(396,169)	—
Distributions to noncontrolling interest holders in properties	(6,150)	(5,251)
Contributions from noncontrolling interest holders in properties	236	260
Partnership distributions	(1,261,624)	(1,160,532)
Loss on debt extinguishment	(128,618)	—
Mortgage and unsecured indebtedness proceeds, net of transaction costs	5,749,137	7,442,218
Mortgage and unsecured indebtedness principal payments	(5,584,777)	(7,302,347)
Net cash used in financing activities	(1,630,918)	(1,029,962)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(71,445)	183,147
CASH AND CASH EQUIVALENTS, beginning of period	560,059	701,134
CASH AND CASH EQUIVALENTS, end of period	$488,614	$884,281

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2017, we owned or held an interest in 207 income‑producing properties in the United States, which consisted of 108 malls, 68 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. Internationally, as of June 30, 2017, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, two Premium Outlets in Canada, two Premium Outlets in Malaysia and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which six properties are consolidated. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, Germany, France and the United Kingdom. As of June 30, 2017, we also owned a 20.7% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2017, we consolidated 134 wholly‑owned properties and 19 additional properties that are less than wholly‑owned, but which we control or for which we are the primary beneficiary. We account for the remaining 81 properties, or the joint venture properties, as well as our investments in Klépierre, Aéropostale, and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day‑to‑day operations of 58 of the 81 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, and the United Kingdom comprise 19 of the remaining 23 properties. These international properties are managed by joint ventures in which we share control.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 86.8% and 86.1% for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, Simon’s ownership interest in the Operating Partnership was 86.8% and 86.9%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Marketable and Non‑Marketable Securities

Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available‑for‑sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At June 30, 2017 and December 31, 2016, we had marketable securities of $160.9 million and $156.2 million, respectively, generally accounted for as available-for-sale, which are adjusted to their quoted market price with a corresponding adjustment in other comprehensive income (loss). Net unrealized gains recorded in accumulated other comprehensive income (loss) as of June 30, 2017 and December 31, 2016 were approximately $14.9 million and $15.4 million, respectively, and represent the valuation adjustments for our marketable securities.

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

At June 30, 2017 and December 31, 2016, we had investments of $213.4 million and $210.5 million, respectively, in non‑marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no material adjustment in the carrying value was required for the three or six months ended June 30, 2017.

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

The marketable securities we held at June 30, 2017 and December 31, 2016 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross liability balance of $7.2 million at June 30, 2017 and a gross asset value of $11.9 million and $43.9 million at June 30, 2017 and December 31, 2016, respectively.

Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs.  Notes 5 and 9 include discussions of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of Simon’s noncontrolling interests are as follows:

	As of	As of
	June 30,	December 31,
	2017	2016
Limited partners’ interests in the Operating Partnership	$560,180	$644,348
Nonredeemable noncontrolling interests in properties, net	4,264	5,116
Total noncontrolling interests reflected in equity	$564,444	$649,464

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

A rollforward of nonredeemable noncontrolling interests is as follows:

	For the Three Months Ended		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Noncontrolling interests, beginning of period	$621,738	$771,957	$649,464	$744,905
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	58,393	70,739	131,338	152,198
Distributions to noncontrolling interest holders	(83,680)	(76,716)	(167,901)	(160,444)
Other comprehensive (loss) income allocable to noncontrolling interests:
Unrealized (loss) gain on derivative hedge agreements	(2,837)	381	(2,981)	(1,722)
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	322	(1,417)	668	18,729
Currency translation adjustments	2,181	3,087	3,799	5,783
Changes in available-for-sale securities and other	(150)	(295)	(49)	1,385
	(484)	1,756	1,437	24,175
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership	(35,100)	(13,822)	(68,335)	(18,965)
Units exchanged for common shares	(1,341)	(69,989)	(1,353)	(70,005)
Long-term incentive performance units	4,853	12,101	19,558	24,162
Contributions by noncontrolling interests, net, and other	65	260	236	260
Noncontrolling interests, end of period	$564,444	$696,286	$564,444	$696,286

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

A rollforward of nonredeemable noncontrolling interests is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Noncontrolling nonredeemable interests in properties, net — beginning of period	$4,647	$3,459	$5,116	$3,456
Net income attributable to noncontrolling nonredeemable interests	397	682	1,072	1,339
Distributions to noncontrolling nonredeemable interestholders	(845)	(548)	(2,160)	(1,202)
Contributions by noncontrolling interests, net, and other	65	260	236	260
Noncontrolling nonredeemable interests in properties, net — end of period	$4,264	$3,853	$4,264	$3,853

Accumulated Other Comprehensive Income (Loss)

Simon

The changes in components of Simon’s accumulated other comprehensive income (loss) consisted of the following net of noncontrolling interest as of June 30, 2017:

			Net unrealized
	Currency	Accumulated	gains on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(157,864)	$30,374	$13,364	$(114,126)
Other comprehensive income (loss) before reclassifications	26,094	(19,817)	(414)	5,863
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,391	—	4,391
Net current-period other comprehensive income (loss)	26,094	(15,426)	(414)	10,254
Ending balance	$(131,770)	$14,948	$12,950	$(103,872)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the six months ended June 30:

	2017	2016
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Currency translation adjustments	$—	$(136,806)	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	—	17,976	Net income attributable to noncontrolling interests
	$—	$(118,830)

Accumulated derivative gains, net	$(5,059)	$(6,104)	Interest expense
	—	372	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	668	753	Net income attributable to noncontrolling interests
	$(4,391)	$(4,979)

The Operating Partnership

The changes in accumulated other comprehensive income (loss) by component consisted of the following as of June 30, 2017:

			Net unrealized
	Currency	Accumulated	gains on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(181,706)	$34,956	$15,383	$(131,367)
Other comprehensive income (loss) before reclassifications	29,893	(22,798)	(463)	6,632
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,059	—	5,059
Net current-period other comprehensive income (loss)	29,893	(17,739)	(463)	11,691
Ending balance	$(151,813)	$17,217	$14,920	$(119,676)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the six months ended June 30:

	2017	2016
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Currency translation adjustments	$—	$(136,806)	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	$—	$(136,806)

Accumulated derivative gains, net	$(5,059)	$(6,104)	Interest expense
	—	372	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	$(5,059)	$(5,732)

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

As of June 30, 2017, we had no outstanding interest rate derivatives. As of December 31, 2016, we had the following outstanding interest rate derivative:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swap	1	$250.0 million

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The carrying value of our interest rate swap agreement, at fair value, as of December 31, 2016, was a net asset value of $21.1 million, all of which was included in deferred costs and other assets. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of June 30, 2017 and December 31, 2016, respectively.

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

We had the following Euro:USD forward contracts at June 30, 2017 and December 31, 2016 (in millions):

		Asset Value as of
		June 30,	December 31,
Notional Value	Maturity Date	2017	2016
€50.0	August 11, 2017	$11.6	$15.5
€50.0	May 15, 2019	0.3	3.9
€50.0	May 15, 2019	(2.1)	1.5
€50.0	May 15, 2020	(2.3)	1.1
€50.0	May 14, 2021	(2.5)	0.6

Asset balances in the above table are included in deferred costs and other assets. We have designated the above as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

The total gross accumulated other comprehensive income related to our derivative activities, including our share of the other comprehensive income from unconsolidated entities, approximated $17.2 million and $35.0 million as of June 30, 2017 and December 31, 2016, respectively.

 New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014‑09, "Revenue From Contracts With Customers." ASU 2014-09 amends the existing accounting standards for revenue recognition.  The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property, including real estate.

Our revenues that will be impacted by this standard primarily include management, development, leasing and financing fee revenues for services performed related to various domestic joint ventures that we manage, licensing fees earned from various international properties, sales of real estate, including land parcels and operating properties, and other ancillary income earned at our properties.  Through the first six months of 2017 and for the year ended December 31, 2016, these revenues were less than 6.0% and 7.0% of consolidated revenue, respectively.  We expect that the amount and timing of revenue recognition from our management services to joint ventures referenced above and licensing fee arrangements will be generally consistent with our current measurement and pattern of recognition.  In addition, we do not actively sell operating properties as part of our core business strategy and, accordingly, the sale of properties does not generally constitute a significant part of our revenue and cash flows.  As a result, we do not expect the adoption of this

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

standard to have a significant impact on our consolidated financial statements as a whole. We expect to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment, if any, as of the date of adoption.  The new standard is effective for us beginning with the first quarter of 2018.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which will require entities to recognize changes in equity investments with readily determinable fair values in net income.  We will record a cumulative-effect adjustment to beginning retained earnings in the year of adoption to reclassify unrealized gains and losses previously reported in accumulated other comprehensive income for equity investments with readily determinable fair values that are currently being accounted for as available for sale securities and certain investments currently being accounted for using the cost method for which the measurement alternative described below is not elected.  For those equity investments that do not have readily determinable fair values, the ASU permits the application of a measurement alternative using the cost of the investment, less any impairments, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer.  This guidance will be applied prospectively upon the occurrence of an event which establishes fair value to all other investments we currently account for using the cost method.  The guidance will be effective for us beginning with the first quarter of 2018.

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

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which clarifies the scope and application of Accounting Standards Codification 610-20 on the sale or transfer of nonfinancial assets and in substance assets to noncustomers, including partial sales. The standard generally

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

aligns the measurement of a retained interest in a nonfinancial asset with that of a retained interest in a business. It also eliminates the use of the carryover basis for contributions of real estate into a joint venture where control of the real estate is not retained, which will result in the recognition of a gain or loss upon contribution. This standard will be effective for us for applicable transactions beginning with the first quarter of 2018.

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

Simon

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income attributable to Common Stockholders — Basic and Diluted	$381,990	$455,389	$859,726	$936,384
Weighted Average Shares Outstanding — Basic and Diluted	311,579,301	313,399,467	312,191,241	311,407,955

For the three and six months ended June 30, 2017, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three or six months ended June 30, 2017 and 2016. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income attributable to Unitholders — Basic and Diluted	$439,986	$525,447	$989,992	$1,087,244
Weighted Average Units Outstanding — Basic and Diluted	358,865,806	361,761,991	359,494,630	361,578,379

For the three and six months ended June 30, 2017, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three or six months ended June 30, 2017 and 2016. We accrue distributions when they are declared.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

5. Investment in Unconsolidated Entities

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 81 properties as of June 30, 2017.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of June 30, 2017 and December 31, 2016, we had construction loans and other advances to related parties totaling $64.6 million and $12.3 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

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

As of June 30, 2017, we had an 11.1% noncontrolling equity interest in HBS, a venture formed with Hudson’s Bay Company.  The venture has 42 properties in the U.S. and, subsequent to formation, acquired 41 properties from Germany’s leading department store, Kaufhof.  In exchange for our interest, we committed to contribute $100.0 million for improvements to certain properties.  As of June 30, 2017, we had funded $52.0 million of this commitment.  In addition, we contributed $178.5 million in connection with the acquisition of the Kaufhof department stores.  Our share of net income, net of amortization of our excess investment, was $3.3 million and $6.8 million for the three months ended June 30, 2017 and 2016, respectively, and $6.5 million and $7.9 million for the six months ended June 30, 2017 and 2016, respectively. Total revenues, operating income and consolidated net income were approximately $183.0 million, $177.9 million, and $129.7 million, respectively, for the six months ended June 30, 2017 and $175.8 million, $133.9 million, and $87.4 million, respectively, for the six months ended June 30, 2016.

European Investments

At June 30, 2017, we owned 63,924,148 shares, or approximately 20.7%, of Klépierre, which had a quoted market price of $40.99 per share. Our share of net income, net of amortization of our excess investment, was $15.9 million and $5.6 million for the three months ended June 30, 2017 and 2016, respectively, and $23.1 million and $18.7 million for the six months ended June 30, 2017 and 2016, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income and consolidated net income were

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

approximately $713.2 million, $251.6 million and $209.7 million, respectively, for the six months ended June 30, 2017 and $730.8 million, $232.1 million and $131.3 million, respectively, for the six months ended June 30, 2016.

During the first half of 2017, Klépierre completed the disposal of its interest in certain shopping centers. In connection with these disposals, we recorded a gain of $5.0 million, representing our share of the gains recognized by Klépierre, which is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

We had an interest in a European investee that had interests in nine and seven Designer Outlet properties as of June 30, 2017 and December 31, 2016, respectively.  On January 1, 2016, we gained control of the entity through terms of the underlying venture agreement requiring a remeasurement of our previously held equity interest to fair value resulting in a non-cash gain of $12.1 million in earnings during the first quarter of 2016, including amounts reclassified from accumulated other comprehensive income (loss) related to the currency translation adjustment previously recorded on our investment. The gain is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.  As a result of the change in control, we consolidated two of the outlet properties on January 1, 2016. The consolidation required us to recognize the entity's identifiable assets and liabilities at fair value in our consolidated financial statements along with the related redeemable noncontrolling interest representing our partners' share. The fair value of the consolidated assets and liabilities relates primarily to investment property, investments in unconsolidated entities and assumed mortgage debt.  Due to certain redemption rights held by our venture partner, the noncontrolling interest is presented (i) in the accompanying Simon consolidated balance sheet outside of equity in limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and (ii) in the accompanying Operating Partnership consolidated balance sheet within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties.

On July 25, 2016, this European investee also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice, as well as the remaining interests in related expansion projects and working capital for cash consideration of €145.5 million. This resulted in the consolidation of these two properties on the acquisition date, requiring a remeasurement of our previously held equity interest to fair value and the recognition of a non-cash gain of $29.3 million in earnings during the third quarter of 2016. Substantially all of our investment has been determined to relate to investment property based on estimated fair value at the acquisition date.

On April 7, 2017, this European investee acquired an additional 15.7% investment in the Roermond Designer Outlets Phase 4 expansion for cash consideration of approximately $17.9 million, bringing its total noncontrolling interest in the expansion to 51.3%.

On April 21, 2017, this European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands for cash consideration of $69.8 million and the assumption of existing mortgage debt of $40.1 million. In May, the assumed loan was refinanced with a $69.0 million 1.85% variable rate mortgage due in 2024, after available extension options. Substantially all of our investment has been determined to relate to investment property based on estimated fair value at the acquisition date.

In addition, we have a noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

As of June 30, 2017, our legal percentage ownership interests in these properties ranged from 45% to 94%.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we have a direct minority ownership in three of those outlets. Our investment in these entities is accounted for under the cost method. At both June 30, 2017 and December 31, 2016, the carrying value of these non-marketable investments was $140.8 million and is included in deferred costs and other assets.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $244.9 million and $227.5 million as of June 30, 2017 and December 31, 2016, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $139.4 million and $130.9 million as of June 30, 2017 and December 31, 2016, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

A summary of our equity method investments and share of income from such investments, excluding Klépierre, our investment in Aéropostale, and HBS, follows.

COMBINED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
Assets:
Investment properties, at cost	$18,043,831	$17,549,078
Less - accumulated depreciation	6,129,070	5,892,960
	11,914,761	11,656,118
Cash and cash equivalents	837,136	778,455
Tenant receivables and accrued revenue, net	346,648	348,139
Deferred costs and other assets	400,775	351,098
Total assets	$13,499,320	$13,133,810
Liabilities and Partners’ Deficit:
Mortgages	$14,522,493	$14,237,576
Accounts payable, accrued expenses, intangibles, and deferred revenue	900,784	867,003
Other liabilities	357,639	325,078
Total liabilities	15,780,916	15,429,657
Preferred units	67,450	67,450
Partners’ deficit	(2,349,046)	(2,363,297)
Total liabilities and partners’ deficit	$13,499,320	$13,133,810
Our Share of:
Partners’ deficit	$(1,061,589)	$(1,018,755)
Add: Excess Investment	1,778,885	1,791,691
Our net Investment in unconsolidated entities, at equity	$717,296	$772,936

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

COMBINED STATEMENTS OF OPERATIONS

	For The Three		For The Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUE:
Minimum rent	$465,705	$458,267	$916,760	$897,114
Overage rent	46,447	46,903	97,816	96,527
Tenant reimbursements	212,465	212,265	428,246	423,206
Other income	71,753	54,806	136,079	113,486
Total revenue	796,370	772,241	1,578,901	1,530,333
OPERATING EXPENSES:
Property operating	132,028	131,413	265,013	262,494
Depreciation and amortization	159,748	149,721	313,202	281,200
Real estate taxes	63,977	59,429	130,560	120,938
Repairs and maintenance	20,471	18,480	40,701	38,234
Advertising and promotion	21,836	20,777	44,034	43,306
Provision for credit losses	2,789	2,885	6,566	5,574
Other	45,030	43,625	88,384	88,679
Total operating expenses	445,879	426,330	888,460	840,425
Operating Income	350,491	345,911	690,441	689,908
Interest expense	(146,440)	(151,022)	(288,647)	(294,781)
Gain on sale or disposal of assets and interests in unconsolidated entities, net	—	6,049	—	60,522
Net Income	$204,051	$200,938	$401,794	$455,649
Third-Party Investors’ Share of Net Income	$104,265	$100,391	$203,950	$219,200
Our Share of Net Income	99,786	100,547	197,844	236,449
Amortization of Excess Investment	(22,979)	(25,558)	(45,436)	(48,770)
Our Share of Gain on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	—	(2,487)	—	(2,487)
Our Share of Gain on Sale or Disposal of Assets and Interests Included in Other Income in the Consolidated Financial Statements	—	—	—	(36,153)
Income from Unconsolidated Entities	$76,807	$72,502	$152,408	$149,039

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

6. Debt

Unsecured Debt

At June 30, 2017, our unsecured debt consisted of $15.0 billion of senior unsecured notes of the Operating Partnership, $585.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, $323.6 million outstanding under the Operating Partnership’s $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities, and $942.8 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program. The June 30, 2017 balance on the Supplemental Facility included $198.6 million (U.S. dollar equivalent) of Yen-denominated borrowings. Foreign currency denominated borrowings under the Supplemental Facility are designated as net investment hedges of a portion of our international investments.

On June 30, 2017, we had an aggregate available borrowing capacity of $5.6 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the six months ended June 30, 2017 was $960.9 million and the weighted average outstanding balance was $371.9 million. Letters of credit of $19.8 million were outstanding under the Credit Facilities as of June 30, 2017.

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

The Supplemental Facility’s borrowing capacity of $3.50 billion may be increased to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019, which can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points.  The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2017, we had $942.8 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 1.13%. These borrowings mature on various dates through October 2, 2017 and reduce amounts otherwise available under the Credit Facilities.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

On June 1, 2017, the Operating Partnership completed the issuance of $600.0 million of senior unsecured notes at a fixed interest rate of 2.63% with a maturity date of June 15, 2022 and $750.0 million of senior unsecured notes at a fixed interest rate of 3.38% with a maturity date of June 15, 2027. Proceeds from the unsecured notes offering were used to pay down the Credit Facility and for the early redemption of senior unsecured notes in June 2017 as discussed below.

During the six months ended June 30, 2017, the Operating Partnership redeemed at par $600.0 million of senior unsecured notes with a fixed interest rate of 2.15% and completed the early redemption of a series of senior unsecured notes comprising $1.25 billion with a fixed interest rate of 5.65%. We recorded a $128.6 million loss on extinguishment of debt in the second quarter of 2017 as a result of the early redemption.

Mortgage Debt

Total mortgage indebtedness was $6.7 billion and $6.5 billion at June 30, 2017 and December 31, 2016, respectively.

On April 21, 2017, as discussed in Note 5, through our European investee, we acquired Rosada Designer Outlet in Roosendaal, Netherlands, subject to an existing Euribor-based variable rate mortgage loan of $40.1 million (U.S. dollar equivalent).

Covenants

Our unsecured debt agreements contain financial and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2017, we were in compliance with all covenants of our unsecured debt.

At June 30, 2017, we or our subsidiaries were the borrowers under 46 non‑recourse mortgage notes secured by mortgages on 49 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2017, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually, or giving effect to applicable cross‑default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying values of our variable‑rate mortgages and other loans approximate their fair values. We estimate the fair values of consolidated fixed‑rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed‑rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed‑rate mortgages and unsecured indebtedness, including commercial paper, was $21.7 billion and $22.1 billion as of June 30, 2017 and December 31,

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

2016, respectively. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30,	December 31,
	2017	2016
Fair value of fixed-rate mortgages and unsecured indebtedness	$22,282	$22,703
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.06%	4.12%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	3.86%	3.83%

7. Equity

During the six months ended June 30, 2017, Simon issued 107,242 shares of common stock to thirteen limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the six months ended June 30, 2017, Simon purchased 2,399,051 shares at an average price of $165.14 per share as part of this program.  During the six months ended June 30, 2016, no purchases were made as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit.  There were no noncontrolling interests redeemable at amounts in excess

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

of fair value as of June 30, 2017 and December 31, 2016.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	June 30,	December 31,
	2017	2016
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	158,842	112,225
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$184,379	$137,762

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

	As of	As of
	June 30,	December 31,
	2017	2016
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	158,842	112,225
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$184,379	$137,762

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

LTIP Program	LTIP Units Earned	Grant Date Fair Value
2010 LTIP program
1-year 2010 LTIP program	133,673	1-year program — $7.2 million
2-year 2010 LTIP program	337,006	2-year program — $14.8 million
3-year 2010 LTIP program	489,654	3-year program — $23.0 million
2011-2013 LTIP program	469,848	$35.0 million
2012-2014 LTIP program	401,203	$35.0 million
2013-2015 LTIP program	466,405	$28.5 million
2014-2016 LTIP program	120,314	$27.5 million
2015-2017 LTIP program	To be determined in 2018	$25.1 million
2016-2018 LTIP program	To be determined in 2019	$26.3 million

The Compensation Committee did not establish a 2017-2019 LTIP program.

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $5.1 million and $13.0 million for the six months ended June 30, 2017 and 2016, respectively.

Restricted Stock. The Compensation Committee awarded 69,269 shares of restricted stock to employees during the six months ended June 30, 2017 at a weighted-average fair market value of $171.89 per share. On May 10, 2017, our non-employee Directors were awarded an aggregate of 7,864 shares of restricted stock at a fair market value of $165.65 per share. These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us. The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. The grant date fair value of the non-employee Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $5.3 million and $4.6 million for the six months ended June 30, 2017 and 2016, respectively.

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

Changes in Equity

Simon

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2017	$43,405	$32	$(114,126)	$9,523,086	$(4,459,387)	$(682,562)	$649,464	$4,959,912
Exchange of limited partner units for common shares				1,353			(1,353)	—
Treasury stock purchase						(396,169)		(396,169)
LTIP units							19,558	19,558
Purchase and disposition of noncontrolling interests, net and other	(164)			(5,748)	(38,485)	10,421	236	(33,740)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				68,335			(68,335)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,094,925)		(165,741)	(1,260,666)
Distributions to other noncontrolling interest partners							(2,160)	(2,160)
Comprehensive income, excluding $957 attributable to preferred interests in the Operating Partnership and a $1,242 loss attributable to noncontrolling redeemable interests in properties			10,254		861,395		132,775	1,004,424
June 30, 2017	$43,241	$32	$(103,872)	$9,587,026	$(4,731,402)	$(1,068,310)	$564,444	$4,291,159

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

The Operating Partnership

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2017	$43,405	$4,267,043	$644,348	$5,116	$4,959,912
Limited partner units exchanged to units		1,353	(1,353)		—
Treasury unit purchase		(396,169)			(396,169)
LTIP Units			19,558		19,558
Purchase and disposition of noncontrolling interests, net and other	(164)	(33,812)		236	(33,740)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		68,335	(68,335)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(1,669)	(1,093,256)	(165,741)	(2,160)	(1,262,826)
Comprehensive income, excluding $957 attributable to preferred interests in the Operating Partnership and a $1,242 loss attributable to noncontrolling redeemable interests in properties	1,669	869,980	131,703	1,072	1,004,424
June 30, 2017	$43,241	$3,683,474	$560,180	$4,264	$4,291,159

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

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of June 30, 2017 and December 31, 2016, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $219.2 million and $400.5 million, respectively (of which we have a right of recovery

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

from our venture partners of $10.8 million). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

9. Real Estate Acquisitions and Dispositions

As discussed in Note 5, during the six months ended June 30, 2017, Klépierre disposed of its interest in certain shopping centers resulting in a gain of which our share was $5.0 million.

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

On April 14, 2016, we acquired a 50% interest in The Shops at Crystals.

On January 1, 2016, we gained control of the European investee that held our interest in six Designer Outlet properties, requiring a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $12.1 million and which also resulted in the consolidation of two of the six properties, which had been previously unconsolidated. In February 2016, we and our partner, through this European investee, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million. On July 25, 2016, as further discussed in Note 5, this European entity also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice. The consolidation of these two properties resulted in a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $29.3 million. On April 21, 2017, this European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands for cash consideration of $69.8 million and the assumption of existing mortgage debt of $40.1 million. In May, the assumed loan was refinanced with a $69.0 million 1.85% variable rate mortgage due in 2024, after available extension options.

Unless otherwise noted, gains and losses on the above transactions are included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense business acquisition, potential acquisition and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three and six months ended June 30, 2017 and 2016.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2017, we owned or held an interest in 207 income‑producing properties in the United States, which consisted of 108 malls, 68 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at 25 properties in the United States and Canada, and we have one outlet and one other significant retail project under development. Internationally, as of June 30, 2017, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, two Premium Outlets in Canada, two Premium Outlets in Malaysia and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which six properties are consolidated. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, Germany, France and the United Kingdom. We also have one international outlet property under development. As of June 30, 2017, we also owned a 20.7% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.26 during the first six months of 2017 to $2.75 from $3.01 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

•

a 2016 gain on acquisitions and dispositions of $26.9 million, or $0.07 per diluted share/unit, related to a non-cash gain on the consolidation of properties of $12.1 million, or $0.03 per diluted share/unit, and a gain on the sale of our interest in four properties of $14.8 million, or $0.04 per diluted share/unit,

•	gains in 2016 related to the disposition of our interests in two multi-family residential investments of $29.7 million, net of tax, or $0.08 per diluted share/unit,
•	a charge on early extinguishment of debt of $128.6 million, or $0.36 per diluted share/unit, in 2017, partially offset by
•	improved operating performance and solid core business fundamentals in 2017 and the impact of our acquisition and expansion activity,
•	increased consolidated lease settlement activity in 2017 of $12.2 million, or $0.03 per diluted share/unit, and
•	decreased interest expense in 2017 of $27.8 million, or $0.08 per diluted share/unit.

Solid core business fundamentals during the first six months of 2017 were primarily driven by strong leasing activity. Portfolio NOI grew by 5.3% for the six month period in 2017 over the prior year period. Comparable property NOI grew 4.1% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased from $607 psf at June 30, 2016 to $618 psf at June 30, 2017, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 3.3% to $52.10 psf as of June 30, 2017, from $50.43 psf as of June 30, 2016. Leasing spreads in our U.S. Malls and Premium Outlets were favorable as we were able to lease available square feet at higher rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $8.13 psf ($71.25 openings compared to $63.12 closings) as of June 30, 2017, representing a 12.9% increase. Ending occupancy for our U.S. Malls and Premium Outlets decreased 0.7% to 95.2% as of June 30, 2017, from 95.9% as of June 30, 2016.

Our effective overall borrowing rate at June 30, 2017 on our consolidated indebtedness decreased 49 basis points to 3.26% as compared to 3.75% at June 30, 2016. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 47 basis points (3.35% at June 30, 2017 as compared to 3.82% at June 30, 2016) and a decrease in the amount of our fixed rate debt partially offset by an increase in the effective overall borrowing rate on variable rate debt of 56 basis points (2.08% at June 30, 2017 as compared to 1.52% at March 31, 2016) and an increase in the amount of our variable rate date. At June 30, 2017, the weighted average years to maturity of our consolidated indebtedness was 7.2 years as compared to 7.4 years at December 31, 2016. Our financing activity for the six months ended June 30, 2017 included:

•	Increasing our USD denominated borrowings by $585.0 million on the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility.
•

Increasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $68.5 million through the issuance of U.S. dollar denominated notes.

•

Completing the issuance, on June 1, 2017, of $600.0 million of senior unsecured notes at a fixed interest rate of 2.63% with a maturity date of June 15, 2022 and $750.0 million of senior unsecured notes at a fixed interest rate of 3.38% with a maturity date of June 15, 2027.

•	Repaying our Euro denominated borrowings of $79.3 million (U.S. dollar equivalent) under the Commercial Paper program.
•	Redeeming at par $600.0 million of senior unsecured notes with a fixed interest rate of 2.15%.
•

Completing the early redemption of a series of senior unsecured notes comprising $1.25 billion with a fixed interest rate of 5.65%. We recorded a $128.6 million loss on extinguishment of debt in the second quarter of 2017 as a result of the early redemption.

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

The following table sets forth these key operating statistics for:

•	properties that are consolidated in our consolidated financial statements,
•	properties we account for under the equity method of accounting as joint ventures, and
•	the foregoing two categories of properties on a total portfolio basis.

	June 30,	June 30,	%/Basis Points
	2017	2016	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.3%	96.2%	-90 bps
Unconsolidated	94.7%	94.9%	-20 bps
Total Portfolio	95.2%	95.9%	-70 bps
Average Base Minimum Rent per Square Foot
Consolidated	$50.52	$48.48	4.2%
Unconsolidated	$56.48	$56.22	0.5%
Total Portfolio	$52.10	$50.43	3.3%
Total Sales per Square Foot
Consolidated	$602	$592	1.7%
Unconsolidated	$665	$657	1.2%
Total Portfolio	$618	$607	1.8%
The Mills:
Ending Occupancy	97.7%	98.7%	-100 bps
Average Base Minimum Rent per Square Foot	$30.56	$28.12	8.7%
Total Sales per Square Foot	$581	$562	3.4%

(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the six months ended June 30, 2017, we signed 405 new leases and 634 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 3.3 million square feet, of which 2.4 million square feet related to consolidated properties. During the comparable period in 2016, we signed 515 new leases and 769 renewal leases with a fixed minimum rent, comprising approximately 4.2 million square feet, of which 3.1 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $59.09 per square foot in 2017 and $60.57 per square foot in 2016 with an average tenant allowance on new leases of $43.27 per square foot and $39.75 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	June 30,	June 30,	%/Basis Points
	2017	2016	Change
Ending Occupancy	99.7%	99.8%	-10 bps
Total Sales per Square Foot	¥102,308	¥100,783	1.51%
Average Base Minimum Rent per Square Foot	¥5,054	¥5,005	0.99%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

•	On April 21, 2017, through our European investee, we acquired Rosada Designer Outlet, a 247,500 square foot center in Roosendaal, Netherlands. We have a 94% interest in this new center.
•	On April 13, 2017, through our European investee, we opened Provence Designer Outlet, a 269,000 square foot center in Miramas, France. We have a 90% interest in this new center.
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

The following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

•	On June 29, 2017, we and our partner opened Norfolk Premium Outlets, a 332,000 square foot center in Norfolk, Virginia. We have a 65% noncontrolling interest in this new center.
•	On June 15, 2017, we and our partner opened Genting Highlands Premium Outlets in Kuala Lumpur, Malaysia. We have a 50% noncontrolling interest in this 278,000 square foot center.
•	On April 6, 2017, we and our partner opened Siheung Premium Outlets, a 444,400 square foot center in Siheung (Seoul), South Korea. We have a 50% noncontrolling interest in this new center.
•

On November 3, 2016, we and our partner opened a 500,000 square foot retail component of Brickell City Centre in Miami, Florida. We have a 25% noncontrolling interest in the retail component of this center.

•	On October 27, 2016, we and our partner opened Clarksburg Premium Outlets, a 392,000 square foot outlet center in Clarksburg, Maryland. We have a 66% noncontrolling interest in this new center.
•

On September 15, 2016, we were part of a consortium that completed the acquisition of Aéropostale, out of bankruptcy. Our noncontrolling interest in the retail operations venture and in the licensing venture is 49.05% and 28.45%, respectively.

•	On June 24, 2016, we and our partner opened a 355,000 square foot outlet center in Columbus, Ohio. We have a 50% noncontrolling interest in this new center.
•	On April 14, 2016, we acquired a 50% noncontrolling interest in The Shops at Crystals, a 262,000 square foot mall in Las Vegas, Nevada.
•	On February 1, 2016, through our European investee, we and our partner acquired a 75.0% noncontrolling interest in an outlet center in Ochtrup, Germany.
•	During 2016, we disposed of our interests in four retail properties.

For the purposes of the following comparison between the three and six months ended June 30, 2017 and 2016, the above transactions are referred to as the property transactions. In the following discussions of our results of operations,

“comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended June 30, 2017 vs. Three months ended June 30, 2016

Minimum rents increased $29.3 million during 2017, of which the property transactions accounted for $15.3 million of the increase. Comparable rents increased $14.0 million, or 1.8%, primarily attributable to an increase in base minimum rents as well as incremental revenue from our redevelopment and expansion activity.

Tenant reimbursements increased $13.5 million, due to a $5.1 million increase attributable to the property transactions and a $8.4 million, or 2.4%, increase in the comparable properties due to annual fixed contractual increases related to common area maintenance.

Total other income increased $8.0 million, primarily due to an increase in lease settlement income, land and other non-retail real estate sales and gift card revenue, offset partially by a decrease in financing fees and interest income.

Depreciation and amortization expense increased $18.8 million primarily due to the additional depreciable assets related to the property transactions and our continued redevelopment and expansion activities.

Interest expense decreased $6.8 million primarily due to the net impact of our financing activities and the reduction in our effective overall borrowing rate as previously discussed.

During 2017, we recorded a loss on extinguishment of debt of $128.6 million as a result of an early redemption of a series of senior unsecured notes.

Income from unconsolidated entities increased $7.0 million primarily due to favorable results of operations primarily from our international investments.

During the second quarter of 2017, we recorded a $5.0 million gain related to Klépierre’s sale of certain assets.  During the second quarter of 2016, we recorded a gain of $4.2 million on the sale of two consolidated retail properties and the disposition of our interest in one unconsolidated retail property.

Simon’s net income attributable to noncontrolling interests decreased $12.6 million due to a decrease in the net income of the Operating Partnership.

Six months ended June 30, 2017 vs. Six months ended June 30, 2016

Minimum rents increased $57.6 million during 2017, of which the property transactions accounted for $24.9 million of the increase. Comparable rents increased $32.7 million, or 2.1%, primarily attributable to an increase in base minimum rents as well as incremental revenue from our redevelopment and expansion activity.

Tenant reimbursements increased $20.8 million, due to a $7.2 million increase attributable to the property transactions and a $13.6 million, or 1.9%, increase in the comparable properties due to annual fixed contractual increases related to common area maintenance.

Total other income decreased $15.0 million, primarily due to a $36.2 million pre-tax gain on the sale of our interests in two multi-family residential investments during 2016, partially offset by an increase in gift card revenue, lease settlement income and land and other non-retail real estate sales.

Depreciation and amortization expense increased $29.0 million primarily due to the additional depreciable assets related to the property transactions and our continued redevelopment and expansion activities.

Interest expense decreased $27.8 million primarily due to the net impact of our financing activities during 2017 and 2016 and the reduction in our effective overall borrowing rate as previously discussed.

During 2017, we recorded a loss on extinguishment of debt of $128.6 million as a result of an early redemption of a series of senior unsecured notes.

Income and other taxes decreased $19.8 million as a result of a taxable gain on the sale of a multi-family residential investment during 2016, as well as higher taxes on certain of our international investments in 2016.  Additionally, in 2017, there was a tax benefit related to our investment in the retail operations venture of Aéropostale due to the normal seasonal operating losses retailers typically experience in the first half of the year.

Income from unconsolidated entities decreased $14.5 million primarily as a result of our investment in the retail operations venture of Aéropostale due to the normal seasonal operating losses retailers typically experience in the first half of the year.

During 2017, we recorded a $5.0 million gain related to Klépierre’s sale of certain assets.  During 2016, we recorded a gain of $14.8 million on the sale of three consolidated retail properties and disposition of our interest in one unconsolidated retail property.  We also recorded a non-cash remeasurement gain of $12.1 million related to the change in control of our interest in the European outlet properties as further discussed in Note 5 of the accompanying condensed notes to consolidated financial statements.

Simon’s net income attributable to noncontrolling interests decreased $22.1 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long‑lived income‑producing assets, our financing strategy relies primarily on long‑term fixed rate debt. Floating rate debt comprised only 7.0% of our total consolidated debt at June 30, 2017. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.1 billion in the aggregate during the six months ended June 30, 2017. In addition, the Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $71.4 million during the first six months of 2017 to $488.6 million as of June 30, 2017 as further discussed in “Cash Flows” below.

On June 30, 2017, we had an aggregate available borrowing capacity of $5.6 billion under the Credit Facilities, net of outstanding borrowings of $908.6 million and amounts outstanding under the Commercial Paper program of $942.8 million and letters of credit of $19.8 million. For the six months ended June 30, 2017, the maximum aggregate amount outstanding under the Credit Facilities was $960.9 million and the weighted average amount outstanding was $371.9 million. The weighted average interest rate was 1.09% for the six months ended June 30, 2017.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2017 totaled $2.1 billion. In addition, we had net proceeds from our debt financing and repayment activities, including the $128.6 million debt extinguishment charge, of $35.7 million in 2017. These activities are further discussed below under “Financing and Debt.” During the first six months of 2017, we also:

•	funded the acquisition of our interests in two international retail properties, the aggregate cash portion of which was $87.7 million,
•	paid stockholder dividends and unitholder distributions totaling approximately $1.3 billion and preferred unit distributions totaling $2.6 million,
•

funded consolidated capital expenditures of $318.9 million (including development and other costs of $28.1 million, redevelopment and expansion costs of $199.1 million, and tenant costs and other operational capital expenditures of $91.7 million),

•	funded investments in unconsolidated entities of $93.5 million, and
•	funded the repurchase of our common stock of $396.2 million.

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

Financing and Debt

Unsecured Debt

At June 30, 2017, our unsecured debt consisted of $15.0 billion of senior unsecured notes of the Operating Partnership, $585.0 million outstanding under the Operating Partnership’s Credit Facility, $323.6 million outstanding under the Operating Partnership’s Supplemental Facility and $942.8 million outstanding under the Operating Partnership’s Commercial Paper program. The June 30, 2017 balance on the Supplemental Facility included $198.6 million (U.S. dollar equivalent) of Yen-denominated borrowings. Foreign currency denominated borrowings under the Supplemental Facility are designated as net investment hedges of a portion of our international investments.

On June 30, 2017, we had an aggregate available borrowing capacity of $5.6 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the six months ended June 30, 2017 was $960.9 million and the weighted average outstanding balance was $371.9 million. Letters of credit of $19.8 million were outstanding under the Credit Facilities as of June 30, 2017.

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

The Supplemental Facility’s borrowing capacity of $3.50 billion may be increased to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019, which can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points.  The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2017, we had $942.8 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 1.13%. These borrowings mature on various dates through October 2, 2017 and reduce amounts otherwise available under the Credit Facilities.

On June 1, 2017, the Operating Partnership completed the issuance of $600.0 million of senior unsecured notes at a fixed interest rate of 2.63% with a maturity date of June 15, 2022 and $750.0 million of senior unsecured notes at a fixed interest rate of 3.38% with a maturity date of June 15, 2027. Proceeds from the unsecured notes offering were used to pay down the Credit Facility and for the early redemption of senior unsecured notes in June 2017 as discussed below.

During the six months ended June 30, 2017, the Operating Partnership redeemed at par $600.0 million of senior unsecured notes with a fixed interest rate of 2.15% and completed the early redemption of a series of senior unsecured notes comprising $1.25 billion with a fixed interest rate of 5.65%. We recorded a $128.6 million loss on extinguishment of debt in the second quarter of 2017 as a result of the early redemption.

Mortgage Debt

Total mortgage indebtedness was $6.7 billion and $6.5 billion at June 30, 2017 and December 31, 2016, respectively.

On April 21, 2017, as discussed in Note 5, through our European investee, we acquired Rosada Designer Outlet in Roosendaal, Netherlands, subject to an existing Euribor-based variable rate mortgage loan of $40.1 million (U.S. dollar equivalent).

Covenants

Our unsecured debt agreements contain financial and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2017, we were in compliance with all covenants of our unsecured debt.

At June 30, 2017, we or our subsidiaries were the borrowers under 46 non‑recourse mortgage notes secured by mortgages on 49 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2017, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually, or giving effect to applicable cross‑default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2017 and December 31, 2016, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	June 30, 2017	Interest Rate(1)	December 31, 2016	Interest Rate(1)
Fixed Rate	$21,745,360	3.35%	$22,083,330	3.46%
Variable Rate	1,677,325	2.08%	893,774	1.76%
	$23,422,685	3.26%	$22,977,104	3.39%

(1)	Excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2016 Annual Reports on Form 10‑K of Simon and the Operating Partnership.

In regards to long‑term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2017, for the remainder of 2017 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2017	2018 - 2019	2020 - 2021	After 2021	Total
Long Term Debt (1)	$1,595,170	$1,535,448	$5,147,615	$15,280,923	$23,559,156
Interest Payments (2)	376,735	1,432,849	1,266,114	3,425,596	6,501,294

(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2017.

Off‑Balance Sheet Arrangements

Our off‑balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2017, the Operating Partnership guaranteed joint venture‑related mortgage indebtedness of $219.2 million (of which we have a right of recovery from our joint venture partners of $10.8 million). Mortgages guaranteed by the Operating Partnership are secured by the property of the applicable joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

On April 21, 2017, this European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands for cash consideration of $69.8 million and the assumption of existing mortgage debt of $40.1 million. In May, the assumed loan was refinanced with a $69.0 million 1.85% variable rate mortgage due in 2024, after available extension options.

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

As discussed in Note 5, during the six months ended June 30, 2017, Klépierre disposed of its interests in certain shopping centers resulting in a gain of which our share was $5.0 million.

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

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, are underway at 25 properties in the United States and Canada.

Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.3 billion. We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7‑10% for all of our new development, expansion and redevelopment projects.

New Domestic Developments, Redevelopments and Expansions.

On June 29, 2017, we and our partner opened Norfolk Premium Outlets, a 332,000 square foot center in Norfolk, Virginia. We own a 65% noncontrolling interest in this project. Our share of the cost of this project is $70.9 million.

During the second quarter of 2017, construction began on Denver Premium Outlets, a 328,000 square foot project in Thornton (Denver), Colorado, projected to open in September 2018. We own a 100% interest in this project. The estimated cost of this project is $120.6 million.

In addition, construction continues on The Shops at Clearfork, a 545,000 square foot project located in Fort Worth, Texas, which is scheduled to open in September 2017. We own a 45% noncontrolling interest in this project. Our estimated share of the cost of this project is $114.7 million.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency‑denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2017 will be approximately $241 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of June 30, 2017 (in millions):

		Gross	Our	Our Share of	Our Share of	Projected
		Leasable	Ownership	Projected Net Cost	Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)	(in USD)	Date
New Development Projects:
Genting Highlands Premium Outlets	Kuala Lumpur, Malaysia	278,000	50%	MYR 120.7	$28.1	Opened Jun. - 2017
Siheung Premium Outlets	Siheung, Korea	444,400	50%	KRW 123,695	$108.1	Opened Apr. -2017
Provence Designer Outlet	Miramas, France	269,000	90%	EUR 104.1	$118.9	Opened Apr. - 2017
Premium Outlet Collection – Edmonton International Airport	Edmonton (Alberta), Canada	428,000	50%	CAD 108.2	$183.3	May - 2018
Expansions:
Roermond Designer Outlet Phase 4	Roermond, Netherlands	125,000	42%	EUR 29.0	$33.1	Opened Apr. - 2017
Toronto Premium Outlets Phase 2	Toronto (Ontario), Canada	145,000	50%	CAD 57.9	$44.6	Nov. - 2018

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.75 per share in the second quarter of 2017 and $3.50 per share for the six months ended June 30, 2017.  The Operating Partnership paid distributions per unit for the same amounts. In 2016, Simon paid dividends of $1.60 and $3.20 per share for the three and six month periods ended June 30, 2016, respectively. The Operating Partnership paid distributions per unit for the same amounts. Simon’s Board of Directors declared a quarterly cash dividend for the third quarter of 2017 of $1.80 per share of common stock payable on August 31, 2017 to stockholders of record on August 17, 2017. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the six months ended June 30, 2017, Simon repurchased 2,399,051 shares at an average price of $165.14 per share of its common stock as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

You should understand that our computations of these non‑GAAP measures might not be comparable to similar measures reported by other REITs and that these non‑GAAP measures:

•	do not represent cash flow from operations as defined by GAAP,
•	should not be considered as alternatives to consolidated net income determined in accordance with GAAP as a measure of operating performance, and
•	are not alternatives to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Funds from Operations (A)	$884,743	$952,871	$1,869,755	$1,904,703
Change in FFO from prior period	(7.1)%	(0.3)%	(1.8)%	6.6%
Consolidated Net Income	$441,373	$527,325	$992,448	$1,091,164
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	318,585	300,179	626,273	597,376
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	135,476	134,893	266,694	253,135
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(4,989)	(4,209)	(4,989)	(26,897)
Net (income) loss attributable to noncontrolling interest holders in properties	(74)	(565)	170	(1,294)
Noncontrolling interests portion of depreciation and amortization	(4,315)	(3,439)	(8,215)	(6,155)
Preferred distributions and dividends	(1,313)	(1,313)	(2,626)	(2,626)
FFO of the Operating Partnership (A)	$884,743	$952,871	$1,869,755	$1,904,703
FFO allocable to limited partners	116,599	127,386	246,028	264,285
Dilutive FFO allocable to common stockholders (A)	$768,144	$825,485	$1,623,727	$1,640,418
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.23	$1.45	$2.75	$3.01
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	1.25	1.19	2.46	2.33
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(0.01)	(0.01)	(0.01)	(0.07)
Diluted FFO per share (A)	$2.47	$2.63	$5.20	$5.27
Basic and Diluted weighted average shares outstanding	311,579	313,399	312,191	311,408
Weighted average limited partnership units outstanding	47,287	48,363	47,304	50,170
Basic and Diluted weighted average shares and units outstanding	358,866	361,762	359,495	361,578

(A)

Includes a loss on extinguishment of debt of $128.6 million for the three and six months ended June 30, 2017. Includes Diluted FFO per share/unit related to a loss on extinguishment of debt of $0.36 for the three and six months ended June 30, 2017. Includes Diluted FFO allocable to common stockholders of $111.7 million for the three and six months ended June 30, 2017.

The following schedule reconciles consolidated net income to NOI and sets forth the computations of Portfolio NOI and Comparable NOI.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$441,373	$527,325	$992,448	$1,091,164
Income and other taxes	5,990	7,115	2,470	22,301
Interest expense	207,174	213,995	405,373	433,185
Income from unconsolidated entities	(92,017)	(84,990)	(161,101)	(175,616)
Loss on extinguishment of debt	128,618	—	128,618	—
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(4,989)	(4,209)	(4,989)	(26,897)
Operating Income	686,149	659,236	1,362,819	1,344,137
Depreciation and amortization	322,396	303,585	633,228	604,199
NOI of consolidated entities	$1,008,545	$962,821	$1,996,047	$1,948,336
Reconciliation of NOI of unconsolidated entities:
Net Income	$204,051	$200,938	$401,794	$455,649
Interest expense	146,440	151,022	288,647	294,781
Gain on sale or disposal of assets and interests in unconsolidated entities	—	(6,049)	—	(60,522)
Operating Income	350,491	345,911	690,441	689,908
Depreciation and amortization	159,748	149,721	313,202	281,200
NOI of unconsolidated entities	$510,239	$495,632	$1,003,643	$971,108
Add: Our share of NOI from Klépierre, HBS, and other corporate investments	67,201	62,219	108,947	116,930
Total NOI	$1,585,985	$1,520,672	$3,108,637	$3,036,374
Less: Corporate and Other NOI Sources (1)	39,733	47,616	47,624	128,912
Portfolio NOI	$1,546,252	$1,473,056	$3,061,013	$2,907,462
Portfolio NOI Growth	5.0%		5.3%
Less: Our share of NOI from Klépierre and HBS	66,856	62,219	125,223	116,930
Less: International Properties (2)	107,045	99,337	208,396	190,059
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	19,800	15,723	53,346	31,942
Comparable Property NOI (4)	$1,352,551	$1,295,777	$2,674,048	$2,568,531
Comparable Property NOI Growth	4.4%		4.1%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2017, we issued 106,349 shares of common stock to limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership, as follows:

•	191 shares on April 6, 2017
•	105,871 shares on April 4, 2017, and
•	287 shares on April 3, 2017

In each case, the issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

				Total number of	Approximate value
	Total number		Average	shares purchased as	of shares that may
	of shares		price paid	part of publicly	yet be purchased
Period	purchased		per share	announced programs	under programs (2)
April 1, 2017-April 30, 2017	14,506	(1)	$172.03	—	$1,250,036,239
May 1, 2017-May 31, 2017	1,398,408	(1)	$160.46	1,398,359	$1,025,650,432
June 1, 2017-June 30, 2017	130,000		$154.56	130,000	$1,005,557,111
	1,542,914		$160.08	1,528,359

(1)

Includes shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards. Includes 14,506 shares for the period April 1, 2017 – April 30, 2017, and 49 shares for the period May 1, 2017 – May 30, 2017, respectively.

(2)

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2017.

Issuer Purchases of Equity Securities

There were no purchases of equity securities made by the Operating Partnership during the quarter ended June 30, 2017.

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
Date: August 4, 2017

SIMON PROPERTY GROUP, L.P.

/s/ Andrew Juster
Andrew Juster
Executive Vice President and Chief Financial Officer of
Simon Property Group, Inc., General Partner
Date: August 4, 2017