Form 10-Q
period 2017-09-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2017-10-30
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of September 30, 2017, Simon Property Group, Inc. had 310,852,387 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10‑Q for the quarterly period ended September 30, 2017 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority‑owned partnership subsidiary, for which Simon is the general partner. As of September 30, 2017, Simon owned an approximate 86.8% ownership interest in the Operating Partnership, with the remaining 13.2% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day‑to‑day management.

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

In order to highlight the differences between Simon and the Operating Partnership, the separate sections in this report for Simon and the Operating Partnership specifically refer to Simon and the Operating Partnership. In the sections that combine disclosure of Simon and the Operating Partnership, this report refers to actions or holdings of Simon and the Operating Partnership as being “our” actions or holdings. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures, holds assets and incurs debt, we believe that references to “we,” “us” or “our” in this context is appropriate because the business is one enterprise and we operate substantially all of our business through the Operating Partnership.

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10‑Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2017	2016
ASSETS:
Investment properties, at cost	$35,925,315	$35,226,089
Less - accumulated depreciation	11,665,931	10,865,754
	24,259,384	24,360,335
Cash and cash equivalents	508,405	560,059
Tenant receivables and accrued revenue, net	686,617	664,619
Investment in unconsolidated entities, at equity	2,331,538	2,367,583
Investment in Klépierre, at equity	1,907,632	1,797,394
Deferred costs and other assets	1,338,834	1,353,588
Total assets	$31,032,410	$31,103,578
LIABILITIES:
Mortgages and unsecured indebtedness	$23,410,357	$22,977,104
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,290,382	1,214,022
Cash distributions and losses in unconsolidated entities, at equity	1,388,128	1,359,738
Other liabilities	514,205	455,040
Total liabilities	26,603,072	26,005,904
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	186,732	137,762
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	43,159	43,405
Common stock, $0.0001 par value, 511,990,000 shares authorized, 319,947,214 and 319,823,322 issued and outstanding, respectively	32	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,597,812	9,523,086
Accumulated deficit	(4,776,512)	(4,459,387)
Accumulated other comprehensive loss	(111,039)	(114,126)
Common stock held in treasury, at cost, 9,094,827 and 6,756,748 shares, respectively	(1,068,310)	(682,562)
Total stockholders’ equity	3,685,142	4,310,448
Noncontrolling interests	557,464	649,464
Total equity	4,242,606	4,959,912
Total liabilities and equity	$31,032,410	$31,103,578

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUE:
Minimum rent	$861,184	$842,801	$2,559,535	$2,483,560
Overage rent	36,634	40,089	94,601	100,256
Tenant reimbursements	386,713	378,187	1,146,156	1,116,863
Management fees and other revenues	28,946	41,721	90,860	109,598
Other income	90,161	54,370	219,796	198,986
Total revenue	1,403,638	1,357,168	4,110,948	4,009,263
EXPENSES:
Property operating	118,807	120,099	330,226	327,915
Depreciation and amortization	317,037	311,757	950,265	915,956
Real estate taxes	111,953	111,727	332,027	328,656
Repairs and maintenance	25,352	23,178	72,654	72,085
Advertising and promotion	36,006	35,695	108,450	103,905
Provision for (recovery of) credit losses	2,895	(747)	10,765	7,861
Home and regional office costs	31,451	41,606	110,906	120,539
General and administrative	13,014	15,154	40,089	45,143
Other	57,055	22,508	102,678	66,875
Total operating expenses	713,570	680,977	2,058,060	1,988,935
OPERATING INCOME	690,068	676,191	2,052,888	2,020,328
Interest expense	(199,032)	(214,861)	(604,408)	(648,048)
Loss on extinguishment of debt	—	—	(128,618)	—
Income and other taxes	(14,511)	(6,325)	(16,981)	(28,626)
Income from unconsolidated entities	116,110	83,374	277,212	258,990
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	49,561	4,989	76,459
CONSOLIDATED NET INCOME	592,635	587,940	1,585,082	1,679,103
Net income attributable to noncontrolling interests	78,018	82,362	209,070	235,472
Preferred dividends	834	834	2,503	2,503
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$513,783	$504,744	$1,373,509	$1,441,128
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.65	$1.61	$4.41	$4.61

Consolidated Net Income	$592,635	$587,940	$1,585,082	$1,679,103
Unrealized loss on derivative hedge agreements	(8,598)	(1,256)	(31,396)	(16,351)
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(19,362)	3,199	(14,303)	145,737
Currency translation adjustments	12,922	1,447	42,815	18,888
Changes in available-for-sale securities and other	6,787	1,313	6,324	13,375
Comprehensive income	584,384	592,643	1,588,522	1,840,752
Comprehensive income attributable to noncontrolling interests	76,935	82,982	209,424	260,267
Comprehensive income attributable to common stockholders	$507,449	$509,661	$1,379,098	$1,580,485

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,585,082	$1,679,103
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	1,012,335	972,046
Loss on debt extinguishment	128,618	—
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(4,989)	(76,459)
Gains on sales of marketable securities	(21,541)	—
Straight-line rent	(21,433)	(36,762)
Equity in income of unconsolidated entities	(277,212)	(258,990)
Distributions of income from unconsolidated entities	270,938	239,390
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	19,925	55,989
Deferred costs and other assets	(75,688)	8,216
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	103,418	(49,759)
Net cash provided by operating activities	2,719,453	2,532,774
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(87,741)	(499,976)
Funding of loans to related parties	(68,206)	—
Repayments of loans to related parties	—	8,207
Capital expenditures, net	(487,321)	(577,197)
Cash impact from the consolidation of properties	7,536	59,994
Net proceeds from sale of assets	—	36,558
Investments in unconsolidated entities	(111,225)	(252,337)
Purchase of marketable and non-marketable securities	(5,503)	(9,131)
Proceeds from sales of marketable and non-marketable securities	53,923	—
Distributions of capital from unconsolidated entities and other	331,693	472,109
Net cash used in investing activities	(366,844)	(761,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(246)	(246)
Purchase of shares related to stock grant recipients' tax withholdings	(2,789)	(4,299)
Purchase of treasury stock and limited partner units	(396,169)	—
Distributions to noncontrolling interest holders in properties	(8,936)	(6,518)
Contributions from noncontrolling interest holders in properties	289	682
Preferred distributions of the Operating Partnership	(1,436)	(1,436)
Distributions to stockholders and preferred dividends	(1,655,307)	(1,518,823)
Distributions to limited partners	(251,066)	(237,837)
Loss on debt extinguishment	(128,618)	—
Proceeds from issuance of debt, net of transaction costs	8,071,035	10,087,509
Repayments of debt	(8,031,020)	(9,976,420)
Net cash used in financing activities	(2,404,263)	(1,657,388)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(51,654)	113,613
CASH AND CASH EQUIVALENTS, beginning of period	560,059	701,134
CASH AND CASH EQUIVALENTS, end of period	$508,405	$814,747

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	September 30,	December 31,
	2017	2016
ASSETS:
Investment properties, at cost	$35,925,315	$35,226,089
Less — accumulated depreciation	11,665,931	10,865,754
	24,259,384	24,360,335
Cash and cash equivalents	508,405	560,059
Tenant receivables and accrued revenue, net	686,617	664,619
Investment in unconsolidated entities, at equity	2,331,538	2,367,583
Investment in Klépierre, at equity	1,907,632	1,797,394
Deferred costs and other assets	1,338,834	1,353,588
Total assets	$31,032,410	$31,103,578
LIABILITIES:
Mortgages and unsecured indebtedness	$23,410,357	$22,977,104
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,290,382	1,214,022
Cash distributions and losses in unconsolidated entities, at equity	1,388,128	1,359,738
Other liabilities	514,205	455,040
Total liabilities	26,603,072	26,005,904
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	186,732	137,762
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	43,159	43,405
General Partner, 310,860,387 and 313,074,574 units outstanding, respectively	3,641,983	4,267,043
Limited Partners, 47,255,185 and 47,276,095 units outstanding, respectively	553,633	644,348
Total partners’ equity	4,238,775	4,954,796
Nonredeemable noncontrolling interests in properties, net	3,831	5,116
Total equity	4,242,606	4,959,912
Total liabilities and equity	$31,032,410	$31,103,578

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUE:
Minimum rent	$861,184	$842,801	$2,559,535	$2,483,560
Overage rent	36,634	40,089	94,601	100,256
Tenant reimbursements	386,713	378,187	1,146,156	1,116,863
Management fees and other revenues	28,946	41,721	90,860	109,598
Other income	90,161	54,370	219,796	198,986
Total revenue	1,403,638	1,357,168	4,110,948	4,009,263
EXPENSES:
Property operating	118,807	120,099	330,226	327,915
Depreciation and amortization	317,037	311,757	950,265	915,956
Real estate taxes	111,953	111,727	332,027	328,656
Repairs and maintenance	25,352	23,178	72,654	72,085
Advertising and promotion	36,006	35,695	108,450	103,905
Provision for (recovery of) credit losses	2,895	(747)	10,765	7,861
Home and regional office costs	31,451	41,606	110,906	120,539
General and administrative	13,014	15,154	40,089	45,143
Other	57,055	22,508	102,678	66,875
Total operating expenses	713,570	680,977	2,058,060	1,988,935
OPERATING INCOME	690,068	676,191	2,052,888	2,020,328
Interest expense	(199,032)	(214,861)	(604,408)	(648,048)
Loss on extinguishment of debt	—	—	(128,618)	—
Income and other taxes	(14,511)	(6,325)	(16,981)	(28,626)
Income from unconsolidated entities	116,110	83,374	277,212	258,990
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	49,561	4,989	76,459
CONSOLIDATED NET INCOME	592,635	587,940	1,585,082	1,679,103
Net (loss) income attributable to noncontrolling interests	(550)	5,361	(721)	6,655
Preferred unit requirements	1,313	1,313	3,939	3,939
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$591,872	$581,266	$1,581,864	$1,668,509
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$513,783	504,744	$1,373,509	$1,441,128
Limited Partners	78,089	76,522	208,355	227,381
Net income attributable to unitholders	$591,872	$581,266	$1,581,864	$1,668,509
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.65	$1.61	$4.41	$4.61

Consolidated net income	$592,635	$587,940	$1,585,082	$1,679,103
Unrealized loss on derivative hedge agreements	(8,598)	(1,256)	(31,396)	(16,351)
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(19,362)	3,199	(14,303)	145,737
Currency translation adjustments	12,922	1,447	42,815	18,888
Changes in available-for-sale securities and other	6,787	1,313	6,324	13,375
Comprehensive income	584,384	592,643	1,588,522	1,840,752
Comprehensive income attributable to noncontrolling interests	316	5,361	1,388	6,655
Comprehensive income attributable to unitholders	$584,068	$587,282	$1,587,134	$1,834,097

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,585,082	$1,679,103
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	1,012,335	972,046
Loss on debt extinguishment	128,618	—
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(4,989)	(76,459)
Gains on sales of marketable securities	(21,541)	—
Straight-line rent	(21,433)	(36,762)
Equity in income of unconsolidated entities	(277,212)	(258,990)
Distributions of income from unconsolidated entities	270,938	239,390
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	19,925	55,989
Deferred costs and other assets	(75,688)	8,216
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	103,418	(49,759)
Net cash provided by operating activities	2,719,453	2,532,774
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(87,741)	(499,976)
Funding of loans to related parties	(68,206)	—
Repayments of loans to related parties	—	8,207
Capital expenditures, net	(487,321)	(577,197)
Cash impact from the consolidation of properties	7,536	59,994
Net proceeds from sale of assets	—	36,558
Investments in unconsolidated entities	(111,225)	(252,337)
Purchase of marketable and non-marketable securities	(5,503)	(9,131)
Proceeds from sales of marketable and non-marketable securities	53,923	—
Distributions of capital from unconsolidated entities and other	331,693	472,109
Net cash used in investing activities	(366,844)	(761,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(246)	(246)
Purchase of units related to stock grant recipients' tax withholdings	(2,789)	(4,299)
Purchase of limited partner units	(396,169)	—
Distributions to noncontrolling interest holders in properties	(8,936)	(6,518)
Contributions from noncontrolling interest holders in properties	289	682
Partnership distributions	(1,907,809)	(1,758,096)
Loss on debt extinguishment	(128,618)	—
Mortgage and unsecured indebtedness proceeds, net of transaction costs	8,071,035	10,087,509
Mortgage and unsecured indebtedness principal payments	(8,031,020)	(9,976,420)
Net cash used in financing activities	(2,404,263)	(1,657,388)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(51,654)	113,613
CASH AND CASH EQUIVALENTS, beginning of period	560,059	701,134
CASH AND CASH EQUIVALENTS, end of period	$508,405	$814,747

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2017, we owned or held an interest in 208 income‑producing properties in the United States, which consisted of 109 malls, 68 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. Internationally, as of September 30, 2017, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, two Premium Outlets in Canada, two Premium Outlets in Malaysia and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which six properties are consolidated. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, Germany, France and the United Kingdom. As of September 30, 2017, we also owned a 21.0% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2017, we consolidated 134 wholly‑owned properties and 19 additional properties that are less than wholly‑owned, but which we control or for which we are the primary beneficiary. We account for the remaining 82 properties, or the joint venture properties, as well as our investments in Klépierre, Aéropostale, and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day‑to‑day operations of 59 of the 82 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, and the United Kingdom comprise 19 of the remaining 23 properties. These international properties are managed by joint ventures in which we share control.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 86.8% and 86.4% for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, Simon’s ownership interest in the Operating Partnership was 86.8% and 86.9%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Marketable and Non‑Marketable Securities

Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available‑for‑sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At September 30, 2017 and December 31, 2016, we had marketable securities of $110.9 million and $156.2 million, respectively, generally accounted for as available-for-sale, which are adjusted to their quoted market price with a corresponding adjustment in other comprehensive income (loss). Net unrealized gains recorded in accumulated other comprehensive income (loss) as of September 30, 2017 and December 31, 2016 were approximately $0.2 million and $15.4 million, respectively, and represent the valuation adjustments for our marketable securities.

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

On July 26, 2017, we sold our investment in certain marketable securities that were accounted for as available-for-sale securities, with the value adjusted to the quoted market price through other comprehensive income (loss). The aggregate proceeds received from the sale were $53.9 million, and we recognized a gain on the sale of $21.5 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017.

At September 30, 2017 and December 31, 2016, we had investments of $205.8 million and $210.5 million, respectively, in non‑marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no material adjustment in the carrying value was required for the three or nine months ended September 30, 2017.

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

The marketable securities we held at September 30, 2017 and December 31, 2016 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross liability balance of $15.3 million at September 30, 2017 and a gross asset value of $43.9 million at December 31, 2016.

Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs.  Notes 5 and 9 include discussions of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of Simon’s noncontrolling interests are as follows:

	As of	As of
	September 30,	December 31,
	2017	2016
Limited partners’ interests in the Operating Partnership	$553,633	$644,348
Nonredeemable noncontrolling interests in properties, net	3,831	5,116
Total noncontrolling interests reflected in equity	$557,464	$649,464

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

A rollforward of nonredeemable noncontrolling interests is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Noncontrolling interests, beginning of period	$564,444	$696,286	$649,464	$744,905
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	78,405	77,172	209,743	229,370
Distributions to noncontrolling interest holders	(86,125)	(79,235)	(254,026)	(239,679)
Other comprehensive (loss) income allocable to noncontrolling interests:
Unrealized loss on derivative hedge agreements	(1,135)	(164)	(4,116)	(1,886)
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(2,555)	418	(1,887)	19,147
Currency translation adjustments	1,712	194	5,511	5,977
Changes in available-for-sale securities and other	895	172	846	1,557
	(1,083)	620	354	24,795
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership	(7,350)	(9,433)	(75,685)	(28,398)
Units exchanged for common shares	(252)	(96)	(1,605)	(70,101)
Long-term incentive performance units	9,374	12,081	28,932	36,243
Contributions by noncontrolling interests, net, and other	51	421	287	681
Noncontrolling interests, end of period	$557,464	$697,816	$557,464	$697,816

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

A rollforward of nonredeemable noncontrolling interests is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Noncontrolling nonredeemable interests in properties, net — beginning of period	$4,264	$3,853	$5,116	$3,456
Net income attributable to noncontrolling nonredeemable interests	316	650	1,388	1,989
Distributions to noncontrolling nonredeemable interestholders	(800)	(640)	(2,960)	(1,842)
Contributions by noncontrolling interests, net, and other	51	421	287	681
Noncontrolling nonredeemable interests in properties, net — end of period	$3,831	$4,284	$3,831	$4,284

Accumulated Other Comprehensive Income (Loss)

Simon

The changes in components of Simon’s accumulated other comprehensive income (loss) attributable to common stockholders consisted of the following net of noncontrolling interest as of September 30, 2017:

			Net unrealized
	Currency	Accumulated	gains on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(157,864)	$30,374	$13,364	$(114,126)
Other comprehensive income (loss) before reclassifications	37,304	(27,280)	5,478	15,502
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,283	(18,698)	(12,415)
Net current-period other comprehensive income (loss)	37,304	(20,997)	(13,220)	3,087
Ending balance	$(120,560)	$9,377	$144	$(111,039)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the nine months ended September 30:

	2017	2016
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Currency translation adjustments	$—	$(136,806)	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	—	17,973	Net income attributable to noncontrolling interests
	$—	$(118,833)

Accumulated derivative gains, net	$(7,238)	$(9,303)	Interest expense
	—	372	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	955	1,173	Net income attributable to noncontrolling interests
	$(6,283)	$(7,758)

Realized gains on sales of marketable securities	$21,541	$—	Other income
	(2,843)	—	Net income attributable to noncontrolling interests
	$18,698	$—

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

The changes in accumulated other comprehensive income (loss) by component consisted of the following as of September 30, 2017:

			Net unrealized
	Currency	Accumulated	gains on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(181,706)	$34,956	$15,383	$(131,367)
Other comprehensive income (loss) before reclassifications	42,815	(31,396)	6,325	17,744
Amounts reclassified from accumulated other comprehensive income (loss)	—	7,238	(21,541)	(14,303)
Net current-period other comprehensive income (loss)	42,815	(24,158)	(15,216)	3,441
Ending balance	$(138,891)	$10,798	$167	$(127,926)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the nine months ended September 30:

	2017	2016
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Currency translation adjustments	$—	$(136,806)	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	$—	$(136,806)

Accumulated derivative gains, net	$(7,238)	$(9,303)	Interest expense
	—	372	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	$(7,238)	$(8,931)

Realized gains on sales of marketable securities	$21,541	$—	Other income
	$21,541	$—

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

As of September 30, 2017, we had no outstanding interest rate derivatives. As of December 31, 2016, we had the following outstanding interest rate derivative:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swap	1	$250.0 million

The carrying value of our interest rate swap agreement, at fair value, as of December 31, 2016, was a net asset value of $21.1 million, all of which was included in deferred costs and other assets. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of September 30, 2017 and December 31, 2016, respectively.

We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Yen and Euros. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro‑denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in U.S. dollars for their fair value at or close to their settlement date.

We had the following Euro:USD forward contracts at September 30, 2017 and December 31, 2016 (in millions):

		Asset (Liability) Value as of
		September 30,	December 31,
Notional Value	Maturity Date	2017	2016
€50.0	August 11, 2017	$—	$15.5
€50.0	May 15, 2019	(1.6)	3.9
€50.0	May 15, 2019	(4.0)	1.5
€50.0	May 15, 2020	(4.3)	1.1
€50.0	May 14, 2021	(4.4)	0.6

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

The total gross accumulated other comprehensive income related to our derivative activities, including our share of the other comprehensive income from unconsolidated entities, approximated $10.8 million and $35.0 million as of September 30, 2017 and December 31, 2016, respectively.

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

Our revenues that will be impacted by this standard primarily include management, development, leasing and financing fee revenues for services performed related to various domestic joint ventures that we manage, licensing fees earned from various international properties, sales of real estate, including land parcels and operating properties, and other ancillary income earned at our properties.  Through the first nine months of 2017 and for the year ended December 31, 2016, these revenues were less than 6.0% and 7.0% of consolidated revenue, respectively.  We expect that the amount and timing of revenue recognition from our management services to joint ventures referenced above and licensing fee arrangements will be generally consistent with our current measurement and pattern of recognition.  In addition, we do not actively sell operating properties as part of our core business strategy and, accordingly, the sale of properties does not generally constitute a significant part of our revenue and cash flows.  As a result, we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements as a whole. We expect to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment, if any, as of the date of adoption.  The new standard is effective for us beginning with the first quarter of 2018.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which amends guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business, likely resulting in more acquisitions being accounted for as asset acquisitions.  There are certain differences in accounting under these models, including the capitalization of transaction expenses and application of a cost accumulation model in an asset acquisition.  The standard is effective for annual periods beginning after December 15, 2018.  We adopted this standard early as of January 1, 2017 as permitted under the standard.

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets,” which clarifies the scope and application of Accounting Standards Codification 610-20 on the sale or transfer of nonfinancial assets and in substance assets to noncustomers, including partial sales. The standard generally aligns the measurement of a retained interest in a nonfinancial asset with that of a retained interest in a business. It also eliminates the use of the carryover basis for contributions of real estate into a joint venture where control of the real estate is not retained, which will result in the recognition of a gain or loss upon contribution. This standard will be effective for us for applicable transactions beginning with the first quarter of 2018.

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

Simon

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income attributable to Common Stockholders — Basic and Diluted	$513,783	$504,744	$1,373,509	$1,441,128
Weighted Average Shares Outstanding — Basic and Diluted	310,853,299	314,234,418	311,740,360	312,356,986

For the three and nine months ended September 30, 2017, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three or nine months ended September 30, 2017 and 2016. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income attributable to Unitholders — Basic and Diluted	$591,872	$581,266	$1,581,864	$1,668,509
Weighted Average Units Outstanding — Basic and Diluted	358,115,572	361,764,112	359,029,893	361,640,742

For the three and nine months ended September 30, 2017, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three or nine months ended September 30, 2017 and 2016. We accrue distributions when they are declared.

5. Investment in Unconsolidated Entities

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 82 properties as of September 30, 2017.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of September 30, 2017 and December 31, 2016, we had construction loans and other advances to related parties totaling

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

$83.5 million and $12.3 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

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

On April 14, 2016, we and a joint venture partner completed the acquisition of The Shops at Crystals, a luxury shopping center on the Las Vegas Strip, for $1.1 billion. The transaction was funded with a combination of cash on hand, cash from our partner, and a $550.0 million, 3.74% fixed-rate mortgage financing that will mature on July 1, 2026. We have a 50% noncontrolling interest in this joint venture and manage the day-to-day operations. Substantially all of our investment has been determined to relate to investment property based on estimated fair values at the acquisition date.

As of September 30, 2017, we had an 11.1% noncontrolling equity interest in HBS, a venture formed with Hudson’s Bay Company.  The venture has 42 properties in the U.S. and, subsequent to formation, acquired 41 properties from Kaufhof.  In exchange for our interest, we committed to contribute $100.0 million for improvements to certain properties.  As of September 30, 2017, we had funded $52.0 million of this commitment.  In addition, we contributed $178.5 million in connection with the acquisition of the Kaufhof department stores.  Our share of net income, net of amortization of our excess investment, was $4.8 million and $4.7 million for the three months ended September 30, 2017 and 2016, respectively, and $11.3 million and $12.6 million for the nine months ended September 30, 2017 and 2016, respectively. Total revenues, operating income and consolidated net income were approximately $265.8 million, $246.9 million, and $176.2 million, respectively, for the nine months ended September 30, 2017 and $265.2 million, $175.1 million, and $107.0 million, respectively, for the nine months ended September 30, 2016.

European Investments

At September 30, 2017, we owned 63,924,148 shares, or approximately 21.0%, of Klépierre, which had a quoted market price of $39.24 per share. Our share of net income, net of amortization of our excess investment, was $14.1 million and $5.5 million for the three months ended September 30, 2017 and 2016, respectively, and $37.2 million and $24.1 million for the nine months ended September 30, 2017 and 2016, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income and consolidated net income were approximately $1.1 billion, $406.3 million and $298.3 million, respectively, for the nine months ended September 30, 2017 and $1.1 billion, $324.5 million and $157.7 million, respectively, for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, Klépierre completed the disposal of its interest in certain shopping centers. In connection with these disposals, we recorded a gain of $5.0 million, representing our share of the gains recognized by Klépierre, which is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

We had an interest in a European investee that had interests in nine and seven Designer Outlet properties as of September 30, 2017 and December 31, 2016, respectively.  On January 1, 2016, we gained control of the entity through terms of the underlying venture agreement, requiring a remeasurement of our previously held equity interest to fair value resulting in a non-cash gain of $12.1 million in earnings during the first quarter of 2016, including amounts reclassified from accumulated other comprehensive income (loss) related to the currency translation adjustment previously recorded on our investment. The gain is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.  As a result of the change in control, we consolidated two of the outlet properties on January 1, 2016. The consolidation required us to recognize the entity's identifiable assets and liabilities at fair value in our consolidated financial statements along with the fair value of the related redeemable noncontrolling interest representing our partners' share. The fair value of the consolidated assets and liabilities relates primarily to investment property, investments in unconsolidated entities and assumed mortgage debt.  Due to certain redemption rights held by our venture partner, the noncontrolling interest is presented (i) in the accompanying Simon consolidated balance sheets outside of equity in limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and (ii) in the accompanying Operating Partnership consolidated balance sheets within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties.

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

On April 21, 2017, this European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands for cash consideration of $69.8 million and the assumption of existing mortgage debt of $40.1 million. In May, the assumed loan was refinanced with a $69.0 million mortgage due in 2024, after available extension options, with an interest rate of EURIBOR plus 1.85%. Substantially all of our investment has been determined to relate to investment property based on estimated fair value at the acquisition date.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

As of September 30, 2017, our legal percentage ownership interests in these properties ranged from 45% to 94%.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we have a direct minority ownership in three of those outlets. Our investment in these entities is accounted for under the cost method. At both September 30, 2017 and December 31, 2016, the carrying value of these non-marketable investments was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $230.3 million and $227.5 million as of September 30, 2017 and December 31, 2016, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $143.1 million and $130.9 million as of September 30, 2017 and December 31, 2016, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
Assets:
Investment properties, at cost	$18,226,008	$17,549,078
Less - accumulated depreciation	6,272,006	5,892,960
	11,954,002	11,656,118
Cash and cash equivalents	909,216	778,455
Tenant receivables and accrued revenue, net	381,779	348,139
Deferred costs and other assets	404,749	351,098
Total assets	$13,649,746	$13,133,810
Liabilities and Partners’ Deficit:
Mortgages	$14,620,789	$14,237,576
Accounts payable, accrued expenses, intangibles, and deferred revenue	964,830	867,003
Other liabilities	373,579	325,078
Total liabilities	15,959,198	15,429,657
Preferred units	67,450	67,450
Partners’ deficit	(2,376,902)	(2,363,297)
Total liabilities and partners’ deficit	$13,649,746	$13,133,810
Our Share of:
Partners’ deficit	$(1,060,793)	$(1,018,755)
Add: Excess Investment	1,760,964	1,791,691
Our net Investment in unconsolidated entities, at equity	$700,171	$772,936

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

COMBINED STATEMENTS OF OPERATIONS

	For The Three		For The Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUE:
Minimum rent	$466,601	$454,315	$1,383,361	$1,351,429
Overage rent	52,560	45,064	150,376	141,591
Tenant reimbursements	215,774	222,788	644,020	645,994
Other income	74,208	55,558	210,287	169,044
Total revenue	809,143	777,725	2,388,044	2,308,058
OPERATING EXPENSES:
Property operating	145,288	139,224	410,301	401,718
Depreciation and amortization	156,682	153,420	469,884	434,620
Real estate taxes	54,668	60,853	185,228	181,790
Repairs and maintenance	18,811	17,795	59,512	56,029
Advertising and promotion	19,837	18,884	63,871	62,190
Provision for (recovery of) credit losses	1,063	(133)	7,629	5,441
Other	45,174	44,972	133,558	133,652
Total operating expenses	441,523	435,015	1,329,983	1,275,440
Operating Income	367,620	342,710	1,058,061	1,032,618
Interest expense	(149,746)	(149,704)	(438,393)	(444,485)
Gain on sale or disposal of assets and interests in unconsolidated entities, net	—	40,529	—	101,051
Net Income	$217,874	$233,535	$619,668	$689,184
Third-Party Investors’ Share of Net Income	$110,581	$118,291	$314,531	$337,491
Our Share of Net Income	107,293	115,244	305,137	351,693
Amortization of Excess Investment	(22,608)	(21,901)	(68,045)	(70,671)
Our Share of Gain on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	—	(20,149)	—	(22,636)
Our Share of Gain on Sale or Disposal of Assets and Interests Included in Other Income in the Consolidated Financial Statements	—	—	—	(36,153)
Income from Unconsolidated Entities	$84,685	$73,194	$237,092	$222,233

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

6. Debt

Unsecured Debt

At September 30, 2017, our unsecured debt consisted of $15.1 billion of senior unsecured notes of the Operating Partnership, $235.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, $322.9 million outstanding under the Operating Partnership’s $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities, and $995.1 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program. The September 30, 2017 balance on the Supplemental Facility included $197.9 million (U.S. dollar equivalent) of Yen-denominated borrowings. Foreign currency denominated borrowings under the Supplemental Facility are designated as net investment hedges of a portion of our international investments.

On September 30, 2017, we had an aggregate available borrowing capacity of $5.9 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the nine months ended September 30, 2017 was $960.9 million and the weighted average outstanding balance was $457.1 million. Letters of credit of $19.9 million were outstanding under the Credit Facilities as of September 30, 2017.

On March 17, 2017, the Operating Partnership amended and extended the Credit Facility. The initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. dollars, Euros, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility was extended to June 30, 2021 and can be extended for an additional year to June 30, 2022 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Credit Facility was reduced to LIBOR plus 77.5 basis points from LIBOR plus 80 basis points with a facility fee of 10 basis points.

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

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2017, we had $995.1 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 1.26%. These borrowings mature on various dates through December 18, 2017 and reduce amounts otherwise available under the Credit Facilities.

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

During the nine months ended September 30, 2017, the Operating Partnership redeemed at par $600.0 million of senior unsecured notes with a fixed interest rate of 2.15% and completed the early redemption of a series of senior

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

unsecured notes comprising $1.25 billion with a fixed interest rate of 5.65%. We recorded a $128.6 million loss on extinguishment of debt in the second quarter of 2017 as a result of the early redemption.

Mortgage Debt

Total mortgage indebtedness was $6.9 billion and $6.5 billion at September 30, 2017 and December 31, 2016, respectively.

On April 21, 2017, as discussed in Note 5, through our European investee, we acquired Rosada Designer Outlet in Roosendaal, Netherlands, subject to an existing EURIBOR-based variable rate mortgage loan of $40.1 million (U.S. dollar equivalent).

Covenants

Our unsecured debt agreements contain financial and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2017, we were in compliance with all covenants of our unsecured debt.

At September 30, 2017, we or our subsidiaries were the borrowers under 47 non‑recourse mortgage notes secured by mortgages on 50 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2017, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually, or giving effect to applicable cross‑default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying values of our variable‑rate mortgages and other loans approximate their fair values. We estimate the fair values of consolidated fixed‑rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed‑rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed‑rate mortgages and unsecured indebtedness, including commercial paper, was $22.0 billion and $22.1 billion as of September 30, 2017 and December 31,

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

2016, respectively. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
	2017	2016
Fair value of fixed-rate mortgages and unsecured indebtedness	$22,645	$22,703
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.12%	4.12%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	3.90%	3.83%

7. Equity

During the nine months ended September 30, 2017, Simon issued 124,851 shares of common stock to fourteen limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the nine months ended September 30, 2017, Simon purchased 2,399,051 shares at an average price of $165.14 per share as part of this program.  During the nine months ended September 30, 2016, no purchases were made as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit.  There were no noncontrolling interests redeemable at amounts in excess

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

of fair value as of September 30, 2017 and December 31, 2016.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	September 30,	December 31,
	2017	2016
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	161,195	112,225
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$186,732	$137,762

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

	As of	As of
	September 30,	December 31,
	2017	2016
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	161,195	112,225
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$186,732	$137,762

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

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $9.7 million and $19.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Restricted Stock. The Compensation Committee awarded 69,269 shares of restricted stock to employees during the nine months ended September 30, 2017 at a weighted-average fair market value of $171.89 per share. On May 10, 2017, our non-employee Directors were awarded an aggregate of 7,864 shares of restricted stock at a fair market value of $165.65 per share. These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us. The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. The grant date fair value of the non-employee Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $7.6 million and $6.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Changes in Equity

Simon

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2017	$43,405	$32	$(114,126)	$9,523,086	$(4,459,387)	$(682,562)	$649,464	$4,959,912
Exchange of limited partner units for common shares				1,605			(1,605)	—
Treasury stock purchase						(396,169)		(396,169)
LTIP units							28,932	28,932
Purchase and disposition of noncontrolling interests, net and other	(246)			(2,564)	(37,830)	10,421	287	(29,932)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				75,685			(75,685)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,655,307)		(251,066)	(1,906,373)
Distributions to other noncontrolling interest partners							(2,960)	(2,960)
Comprehensive income, excluding $1,436 attributable to preferred interests in the Operating Partnership and a $2,109 loss attributable to noncontrolling redeemable interests in properties			3,087		1,376,012		210,097	1,589,196
September 30, 2017	$43,159	$32	$(111,039)	$9,597,812	$(4,776,512)	$(1,068,310)	$557,464	$4,242,606

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

The Operating Partnership

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2017	$43,405	$4,267,043	$644,348	$5,116	$4,959,912
Limited partner units exchanged to units		1,605	(1,605)		—
Treasury unit purchase		(396,169)			(396,169)
LTIP Units			28,932		28,932
Purchase and disposition of noncontrolling interests, net and other	(246)	(29,973)		287	(29,932)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		75,685	(75,685)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(2,503)	(1,652,804)	(251,066)	(2,960)	(1,909,333)
Comprehensive income, excluding $1,436 attributable to preferred interests in the Operating Partnership and a $2,109 loss attributable to noncontrolling redeemable interests in properties	2,503	1,376,596	208,709	1,388	1,589,196
September 30, 2017	$43,159	$3,641,983	$553,633	$3,831	$4,242,606

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

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of September 30, 2017 and December 31, 2016, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $192.3 million and $400.5 million, respectively (of which we have a right of recovery

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

from our venture partners of $10.8 million as of September 30, 2017). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely heavily upon anchor tenants to attract customers; however, anchor retailers do not contribute materially to our financial results as many anchor retailers own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Hurricane Impacts

During the third quarter of 2017, two of our wholly-owned properties located on the island of Puerto Rico sustained significant damage as a result of Hurricane Maria.  Due to the current conditions on the island, we are unable to determine a reliable estimate or a range of reliable estimates of the extent of the damages at these properties.  We anticipate recording an impairment loss in the fourth quarter as more information becomes available which will be offset by an insurance recovery receivable.

We believe we maintain adequate insurance coverages for these properties and all property damage losses, as well as future losses from business interruption, are fully recoverable from insurance proceeds.  The extent of the impact related to property damage is limited to our $1 million insurance deductible per occurrence, which has been recorded in our statements of operations for the periods ended September 30, 2017.

Damage to our properties from recent hurricanes in Florida and Texas was minimal.  The impact was primarily limited to repairs at the affected properties and, as such, we do not expect to recognize any significant impairment charges.  The extent of the impact related to the Texas hurricane was not significant during the periods ended September 30, 2017.  The extent of the impact related to the property damage in Florida is limited to our $1 million insurance deductible which has been recorded in our statements of operations for the periods ended September 30, 2017.

9. Real Estate Acquisitions and Dispositions

As discussed in Note 5, during the nine months ended September 30, 2017, Klépierre disposed of its interest in certain shopping centers resulting in a gain of which our share was $5.0 million.

During the first nine months of 2016, we disposed of our interests in two unconsolidated multi-family residential investments, three consolidated retail properties and four unconsolidated retail properties.  Our share of the gross proceeds from these transactions was $81.8 million. The gain on the consolidated retail properties was $12.4 million.  The gain on the unconsolidated retail properties was $22.6 million. The aggregate gain of $36.2 million from the sale of the two unconsolidated multi-family residential investments is included in other income and resulted in an additional $7.2 million in taxes included in income and other taxes.

On April 14, 2016, we acquired a 50% interest in The Shops at Crystals.

On January 1, 2016, we gained control of the European investee that held our interest in six Designer Outlet properties, requiring a remeasurement of our previously held equity interest to fair value and a corresponding non-cash gain of $12.1 million and which also resulted in the consolidation of two of the six properties, which had been previously unconsolidated. In February 2016, we and our partner, through this European investee, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million. On July 25, 2016, as further discussed in Note 5, this European entity also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice. The consolidation of these two properties resulted in a remeasurement of our

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

previously held equity interest to fair value and a corresponding non-cash gain of $29.3 million. On April 21, 2017, this European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands for cash consideration of $69.8 million and the assumption of existing mortgage debt of $40.1 million. In May, the assumed loan was refinanced with a $69.0 million mortgage due in 2024, after available extension options, with an interest rate of EURIBOR plus 1.85%.

Unless otherwise noted, gains and losses on the above transactions are included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense business acquisition, potential acquisition and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the nine months ended September 30, 2017 and 2016.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2017, we owned or held an interest in 208 income‑producing properties in the United States, which consisted of 109 malls, 68 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at 31 properties in the United States and Canada, and we have one outlet under development. Internationally, as of September 30, 2017, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, two Premium Outlets in Canada, two Premium Outlets in Malaysia and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe and one Designer Outlet property in Canada, of which six properties are consolidated. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, Germany, France and the United Kingdom. We also have one international outlet property under development. As of September 30, 2017, we also owned a 21.0% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.20 during the first nine months of 2017 to $4.41 from $4.61 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

•

a 2016 gain on acquisitions and dispositions of $76.5 million, or $0.21 per diluted share/unit, related to a non-cash gain on the consolidation of additional properties of $41.4 million, or $0.11 per diluted share/unit, and a gain on the disposition of our interest in seven properties of $35.1 million, or $0.10 per diluted share/unit,

•	gains in 2016 related to the disposition of our interests in two multi-family residential investments of $29.7 million, net of tax, or $0.08 per diluted share/unit,
•	a charge on early extinguishment of debt of $128.6 million, or $0.36 per diluted share/unit, in 2017, partially offset by
•	improved operating performance and solid core business fundamentals in 2017 and the impact of our acquisition and expansion activity,
•	2017 gains of $21.5 million, or $0.06 per diluted share/unit, from the sales of marketable securities,
•	increased consolidated lease settlement activity in 2017 of $19.1 million, or $0.05 per diluted share/unit, and
•	decreased interest expense in 2017 of $43.6 million, or $0.12 per diluted share/unit.

Solid core business fundamentals during the first nine months of 2017 were primarily driven by strong leasing activity.  Portfolio NOI grew by 4.8% for the nine month period in 2017 over the prior year period. Comparable property NOI grew 3.6% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased from $604 psf at September 30, 2016 to $622 psf at September 30, 2017, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 3.3% to $52.42 psf as of September 30, 2017, from $50.76 psf as of September 30, 2016. Leasing spreads in our U.S. Malls and Premium Outlets were favorable as we were able to lease available square feet at higher rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $7.21 psf ($71.50 openings compared to $64.29 closings) as of September 30, 2017, representing an 11.2% increase. Ending occupancy for our U.S. Malls and Premium Outlets decreased 1.0% to 95.3% as of September 30, 2017, from 96.3% as of September 30, 2016.

Our effective overall borrowing rate at September 30, 2017 on our consolidated indebtedness decreased 38 basis points to 3.23% as compared to 3.61% at September 30, 2016. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 42 basis points (3.31% at September 30, 2017 as compared to 3.73% at September 30, 2016) and a decrease in the amount of our fixed rate debt partially offset by an increase in the effective overall borrowing rate on variable rate debt of 53 basis points (2.05% at September 30, 2017 as compared to 1.52% at September 30, 2016) and an increase in the amount of our variable rate debt. At September 30, 2017, the weighted average years to maturity of our consolidated indebtedness was 7.2 years as compared to 7.4 years at December 31, 2016. Our financing activity for the nine months ended September 30, 2017 included:

•	Increasing our USD denominated borrowings by $235.0 million on the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility.
•

Increasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $120.8 million through the issuance of U.S. dollar denominated notes.

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

The following table sets forth these key operating statistics for:

•	properties that are consolidated in our consolidated financial statements,
•	properties we account for under the equity method of accounting as joint ventures, and
•	the foregoing two categories of properties on a total portfolio basis.

	September 30,	September 30,	%/Basis Points
	2017	2016	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.4%	96.5%	-110 bps
Unconsolidated	94.8%	95.6%	-80 bps
Total Portfolio	95.3%	96.3%	-100 bps
Average Base Minimum Rent per Square Foot
Consolidated	$50.82	$48.95	3.8%
Unconsolidated	$56.80	$56.04	1.4%
Total Portfolio	$52.42	$50.76	3.3%
Total Sales per Square Foot
Consolidated	$608	$588	3.4%
Unconsolidated	$665	$654	1.7%
Total Portfolio	$622	$604	3.1%
The Mills:
Ending Occupancy	98.1%	98.4%	-30 bps
Average Base Minimum Rent per Square Foot	$30.71	$28.65	7.2%
Total Sales per Square Foot	$582	$563	3.4%

(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the nine months ended September 30, 2017, we signed 654 new leases and 974 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 5.2 million square feet, of which 3.7 million square feet related to consolidated properties. During the comparable period in 2016, we signed 785 new leases and 1,217 renewal leases with a fixed minimum rent, comprising approximately 6.4 million square feet, of which 4.8 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $59.90 per square foot in 2017 and $58.55 per square foot in 2016 with an average tenant allowance on new leases of $51.60 per square foot and $38.01 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	September 30,	September 30,	%/Basis Points
	2017	2016	Change
Ending Occupancy	99.9%	99.3%	+60 bps
Total Sales per Square Foot	¥104,243	¥99,527	4.74%
Average Base Minimum Rent per Square Foot	¥5,056	¥5,018	0.76%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

•	On April 21, 2017, through our European investee, we acquired Rosada Designer Outlet, a 247,500 square foot center in Roosendaal, Netherlands. We have a 94% interest in this new center.
•	On April 13, 2017, through our European investee, we opened Provence Designer Outlet, a 269,000 square foot center in Miramas, France. We have a 90% interest in this new center.
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

The following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

•	On September 14, 2017, we and our partner opened The Shops at Clearfork, a 500,000 square foot center in Fort Worth, Texas. We have a 45% noncontrolling interest in this new center.
•	On June 29, 2017, we and our partner opened Norfolk Premium Outlets, a 332,000 square foot center in Norfolk, Virginia. We have a 65% noncontrolling interest in this new center.
•	On June 15, 2017, we and our partner opened Genting Highlands Premium Outlets in Kuala Lumpur, Malaysia. We have a 50% noncontrolling interest in this 278,000 square foot center.
•	On April 6, 2017, we and our partner opened Siheung Premium Outlets, a 444,400 square foot center in Siheung (Seoul), South Korea. We have a 50% noncontrolling interest in this new center.
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

For the purposes of the following comparison between the three and nine months ended September 30, 2017 and 2016, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended September 30, 2017 vs. Three months ended September 30, 2016

Minimum rents increased $18.4 million during 2017, of which the property transactions accounted for $8.0 million of the increase. Comparable rents increased $10.4 million, or 1.3%, primarily attributable to an increase in base minimum rents as well as incremental revenue from our redevelopment and expansion activity.

Tenant reimbursements increased $8.5 million, due to a $1.8 million increase attributable to the property transactions and a $6.7 million, or 1.9%, increase in the comparable properties due to annual fixed contractual increases related to common area maintenance.

Total other income increased $35.8 million, primarily due to gains on the sales of marketable securities of $21.5 million, a $6.9 million increase in lease settlement income, a $3.7 million increase in Simon Brand Venture and gift card revenues, a $3.2 million increase in dividend income and a  $1.6 million increase in net other income, partially offset by a $1.1 million decrease in land and other non-retail real estate sales.

Depreciation and amortization expense increased $5.3 million primarily due to the additional depreciable assets related to the property transactions and our continued redevelopment and expansion activities.

Provision for (recovery of) credit losses increased $3.6 million as a result of an increase in tenant bankruptcies as compared to 2016.

Home and regional office costs decreased $10.2 million as a result of lower personnel expenses and executive compensation.

Other expense increased $34.5 million primarily due to an increase in legal fees and expenses of $17.8 million and a write off of pre-development costs and other investments of $11.2 million.

Interest expense decreased $15.8 million primarily due to the net impact of our financing activities and the reduction in our effective overall borrowing rate as previously discussed.

Income and other taxes increased $8.2 million as a result of taxes related to certain of our international investments as well as our income taxes on the retail operations venture of Aéropostale held by our taxable REIT subsidiary.

Income from unconsolidated entities increased $32.7 million primarily as a result of favorable results of operations primarily from our international joint venture investments, our acquisition and development activity and from our investment in the retail operations venture of Aéropostale.

During the third quarter of 2016, we recorded a gain of $20.1 million on the disposition of our interest in three unconsolidated retail properties.  We also recorded a non-cash remeasurement gain of $29.3 million related to the change in control in two European outlet properties as further discussed in Note 5 of the accompanying condensed notes to the unaudited consolidated financial statements.

Nine months ended September 30, 2017 vs. Nine months ended September 30, 2016

Minimum rents increased $76.0 million during 2017, of which the property transactions accounted for $32.9 million of the increase. Comparable rents increased $43.1 million, or 1.8%, primarily attributable to an increase in base minimum rents as well as incremental revenue from our redevelopment and expansion activity.

Tenant reimbursements increased $29.3 million, due to a $9.0 million increase attributable to the property transactions and a $20.3 million, or 1.9%, increase in the comparable properties due to annual fixed contractual increases related to common area maintenance.

Total other income increased $20.8 million, primarily due to gains on the sales of marketable securities of $21.5 million, a $19.1 million increase in lease settlement income, a $9.4 million increase in land and other non-retail real estate sales and a $9.0 million increase in Simon Brand Venture and gift card revenues, partially offset by a $38.2 million pre-tax gain on the sale of our interests in two multi-family residential investments during 2016.

Depreciation and amortization expense increased $34.3 million primarily due to the additional depreciable assets related to the property transactions and our continued redevelopment and expansion activities.

Provision for (recovery of) credit losses increased $2.9 million as a result of an increase in tenant bankruptcies as compared to 2016.

Home and regional office costs decreased $9.6 million as a result of lower personnel expenses and executive compensation.

Other expense increased $35.8 million primarily due to an increase in legal fees and expenses of $18.9 million,  a write off of pre-development and other investment costs of $5.8 million and net currency revaluation impact on foreign currency-denominated assets and liabilities and net other expenses of $11.1 million.

Interest expense decreased $43.6 million primarily due to the net impact of our financing activities during 2017 and 2016 and the reduction in our effective overall borrowing rate as previously discussed.

During 2017, we recorded a loss on extinguishment of debt of $128.6 million as a result of an early redemption of a series of senior unsecured notes.

Income and other taxes decreased $11.6 million as a result of a taxable gain on the sale of a multi-family residential investment during 2016, as well as higher taxes on certain of our international investments in 2016.  Additionally, in 2017, there was a tax benefit related to year to date losses on our investment in the retail operations venture of Aéropostale due to the seasonal nature of the business.

Income from unconsolidated entities increased $18.2 million primarily as a result of favorable results of operations from our international joint venture investments and our acquisition and development activity.

During 2017, we recorded a $5.0 million gain related to Klépierre’s sale of certain assets.  During 2016, we recorded a gain of $35.1 million on the sale of three consolidated retail properties and disposition of our interests in four unconsolidated retail properties.  We also recorded non-cash remeasurement gains of $41.4 million related to the change in control of our interest in the European outlet properties as further discussed in Note 5 of the accompanying condensed notes to the unaudited consolidated financial statements.

Simon’s net income attributable to noncontrolling interests decreased $26.4 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long‑lived income‑producing assets, our financing strategy relies primarily on long‑term fixed rate debt. Floating rate debt comprised only 5.7% of our total consolidated debt at September 30, 2017. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.1 billion in the aggregate during the nine months ended September 30, 2017. In addition, the Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $51.7 million during the first nine months of 2017 to $508.4 million as of September 30, 2017 as further discussed in “Cash Flows” below.

On September 30, 2017, we had an aggregate available borrowing capacity of $5.9 billion under the Credit Facilities, net of outstanding borrowings of $557.9 million and amounts outstanding under the Commercial Paper program of $995.1 million and letters of credit of $19.9 million. For the nine months ended September 30, 2017, the maximum aggregate amount outstanding under the Credit Facilities was $960.9 million and the weighted average amount outstanding was $457.1 million. The weighted average interest rate was 1.29% for the nine months ended September 30, 2017.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2017 totaled $3.1 billion. In addition, we had net repayments from our debt financing and repayment activities, including the $128.6 million debt extinguishment charge, of $88.6 million in 2017. These activities are further discussed below under “Financing and Debt.” During the first nine months of 2017, we also:

•	funded the acquisition of our interests in two international retail properties, the aggregate cash portion of which was $87.7 million,
•	paid stockholder dividends and unitholder distributions totaling approximately $1.9 billion and preferred unit distributions totaling $3.9 million,
•

funded consolidated capital expenditures of $487.3 million (including development and other costs of $39.0 million, redevelopment and expansion costs of $305.1 million, and tenant costs and other operational capital expenditures of $143.2 million),

•	funded investments in unconsolidated entities of $111.2 million,
•	funded the repurchase of our common stock of $396.2 million, and
•	received proceeds on the sale of marketable securities of $53.9 million.

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

Financing and Debt

Unsecured Debt

At September 30, 2017, our unsecured debt consisted of $15.1 billion of senior unsecured notes of the Operating Partnership, $235.0 million outstanding under the Operating Partnership’s Credit Facility, $322.9 million outstanding under the Operating Partnership’s Supplemental Facility and $995.1 million outstanding under the Operating Partnership’s Commercial Paper program. The September 30, 2017 balance on the Supplemental Facility included $197.9 million (U.S. dollar equivalent) of Yen-denominated borrowings. Foreign currency denominated borrowings under the Supplemental Facility are designated as net investment hedges of a portion of our international investments.

On September 30, 2017, we had an aggregate available borrowing capacity of $5.9 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the nine months ended September 30, 2017 was $960.9 million and the weighted average outstanding balance was $457.1 million. Letters of credit of $19.9 million were outstanding under the Credit Facilities as of September 30, 2017.

On March 17, 2017, the Operating Partnership amended and extended the Credit Facility. The initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. dollars, Euros, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility was extended to June 30, 2021 and can be extended for an additional year to June 30, 2022 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Credit Facility was reduced to LIBOR plus 77.5 basis points from LIBOR plus 80 basis points with a facility fee of 10 basis points.

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

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2017, we had $995.1 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 1.26%. These borrowings mature on various dates through December 18, 2017 and reduce amounts otherwise available under the Credit Facilities.

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

During the nine months ended September 30, 2017, the Operating Partnership redeemed at par $600.0 million of senior unsecured notes with a fixed interest rate of 2.15% and completed the early redemption of a series of senior unsecured notes comprising $1.25 billion with a fixed interest rate of 5.65%. We recorded a $128.6 million loss on extinguishment of debt in the second quarter of 2017 as a result of the early redemption.

Mortgage Debt

Total mortgage indebtedness was $6.9 billion and $6.5 billion at September 30, 2017 and December 31, 2016, respectively.

On April 21, 2017, as discussed in Note 5, through our European investee, we acquired Rosada Designer Outlet in Roosendaal, Netherlands, subject to an existing EURIBOR-based variable rate mortgage loan of $40.1 million (U.S. dollar equivalent).

Covenants

Our unsecured debt agreements contain financial and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2017, we were in compliance with all covenants of our unsecured debt.

At September 30, 2017, we or our subsidiaries were the borrowers under 47 non‑recourse mortgage notes secured by mortgages on 50 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2017, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually, or giving effect to applicable cross‑default provisions in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2017 and December 31, 2016, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted	Weighted	Adjusted	Weighted
	Balance as of	Average	Balance as of	Average
Debt Subject to	September 30, 2017	Interest Rate(1)	December 31, 2016	Interest Rate(1)
Fixed Rate	$22,025,681	3.31%	$22,083,330	3.46%
Variable Rate	1,384,676	2.05%	893,774	1.76%
	$23,410,357	3.23%	$22,977,104	3.39%

(1)	Excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2016 Annual Reports on Form 10‑K of Simon and the Operating Partnership.

In regards to long‑term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2017, for the remainder of 2017 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2017	2018 - 2019	2020 - 2021	After 2021	Total
Long Term Debt (1)	$1,287,487	$1,544,221	$5,582,787	$15,131,609	$23,546,104
Interest Payments (2)	191,276	1,460,203	1,288,648	3,456,987	6,397,114

(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2017.

Off‑Balance Sheet Arrangements

Our off‑balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2017, the Operating Partnership guaranteed joint venture‑related mortgage indebtedness of $192.3 million (of which we have a right of recovery from our joint venture partners of $10.8 million as of September 30, 2017). Mortgages guaranteed by the Operating Partnership are secured by the property of the applicable joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Hurricane Impacts

As discussed further in Note 8 of the accompanying condensed notes to the unaudited consolidated financial statements, during the third quarter of 2017 certain of our properties experienced property damage and business interruption due to hurricane-related impacts in Texas, Florida and Puerto Rico.

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

On April 21, 2017, this European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands for cash consideration of $69.8 million and the assumption of existing mortgage debt of $40.1 million. In May, the assumed loan was refinanced with a $69.0 million mortgage due in 2024, after available extension options, with an interest rate of EURIBOR plus 1.85%.

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

As discussed in Note 5, during the nine months ended September 30, 2017, Klépierre disposed of its interests in certain shopping centers resulting in a gain of which our share was $5.0 million.

During the first nine months of 2016, we disposed of our interests in two unconsolidated multi-family residential investments, three consolidated retail properties, and four unconsolidated retail properties. Our share of the gross proceeds from these transactions was $81.8 million. The gain on the consolidated retail properties was $12.4 million. The gain on the unconsolidated retail properties was $22.6 million. The aggregate gain of $36.2 million from the sale of the two unconsolidated multi-family residential investments is included in other income and resulted in an additional $7.2 million in taxes included in income and other taxes.

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

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, are underway at 31 properties in the United States and Canada.

Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.0 billion. We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7‑10% for all of our new development, expansion and redevelopment projects.

New Domestic Developments, Redevelopments and Expansions.

On September 14, 2017, we and our partner opened The Shops at Clearfork, a 500,000 square foot open-air luxury shopping, dining, entertainment and mixed-use property (including office) destination in Fort Worth, Texas. We own a  45% noncontrolling interest in this project. Our share of the cost of this project is $114.7 million.

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

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency‑denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2017 will be approximately $239 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of September 30, 2017 (in millions):

		Gross	Our	Our Share of	Our Share of	Projected
		Leasable	Ownership	Projected Net Cost	Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)	(in USD)	Date
New Development Projects:
Genting Highlands Premium Outlets	Kuala Lumpur, Malaysia	278,000	50%	MYR 120.7	$28.6	Opened Jun. - 2017
Siheung Premium Outlets	Siheung, Korea	444,400	50%	KRW 123,695	$107.3	Opened Apr. - 2017
Provence Designer Outlet	Miramas, France	269,000	90%	EUR 104.1	$123.0	Opened Apr. - 2017
Premium Outlet Collection - Edmonton International Airport	Edmonton (Alberta), Canada	428,000	50%	CAD 108.2	$86.8	May. - 2018
Expansions:
Roermond Designer Outlet Phase 4	Roermond, Netherlands	125,000	42%	EUR 29.0	$34.3	Opened Apr. - 2017
Toronto Premium Outlets Phase 2	Toronto (Ontario), Canada	145,000	50%	CAD 59.4	$47.6	Nov. - 2018

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.80 per share in the third quarter of 2017 and $5.30 per share for the nine months ended September 30, 2017.  The Operating Partnership paid distributions per unit for the same amounts. In 2016, Simon paid dividends of $1.65 and $4.85 per share for the three and nine month periods ended September 30, 2016, respectively. The Operating Partnership paid distributions per unit for the same amounts. Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2017 of $1.85 per share of common stock payable on November 30, 2017 to stockholders of record on November 16, 2017. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the nine months ended September 30, 2017, Simon repurchased 2,399,051 shares at an average price of $165.14 per share of its common stock as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

You should understand that our computations of these non‑GAAP measures might not be comparable to similar measures reported by other REITs and that these non‑GAAP measures:

•	do not represent cash flow from operations as defined by GAAP,

•	should not be considered as alternatives to consolidated net income determined in accordance with GAAP as a measure of operating performance, and
•	are not alternatives to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Funds from Operations (A)	$1,035,459	$976,020	$2,905,214	$2,880,723
Change in FFO from prior period	6.1%	6.2%	0.9%	6.5%
Consolidated Net Income	$592,635	$587,940	$1,585,082	$1,679,103
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	313,194	308,392	939,468	905,768
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	134,998	134,795	401,692	387,930
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net (B)	—	(45,162)	(4,989)	(72,060)
Net loss (income) attributable to noncontrolling interest holders in properties	550	(5,361)	721	(6,655)
Noncontrolling interests portion of depreciation and amortization	(4,605)	(3,271)	(12,821)	(9,424)
Preferred distributions and dividends	(1,313)	(1,313)	(3,939)	(3,939)
FFO of the Operating Partnership (A)	$1,035,459	$976,020	$2,905,214	$2,880,723
FFO allocable to limited partners	136,632	128,295	382,660	392,580
Dilutive FFO allocable to common stockholders (A)	$898,827	$847,725	$2,522,554	$2,488,143
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.65	$1.61	$4.41	$4.61
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	1.24	1.22	3.69	3.56
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net (B)	—	(0.13)	(0.01)	(0.20)
Diluted FFO per share (A)	$2.89	$2.70	$8.09	$7.97
Basic and Diluted weighted average shares outstanding	310,853	314,234	311,740	312,357
Weighted average limited partnership units outstanding	47,263	47,530	47,290	49,284
Basic and Diluted weighted average shares and units outstanding	358,116	361,764	359,030	361,641

(A)

Includes a loss on extinguishment of debt of $128.6 million for the nine months ended September 30, 2017. Includes Diluted FFO per share/unit related to a loss on extinguishment of debt of $0.36 for the nine months ended September 30, 2017. Includes Diluted FFO allocable to common stockholders of $111.7 million for the nine months ended September 30, 2017.

(B)

Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities for the three and nine months ended September 30, 2016 was $49.6 million and $76.5 million, respectively. Noncontrolling interest portion of the gain was $4.4 million for the three and nine months ended September 30, 2016.

The following schedule reconciles consolidated net income to NOI and sets forth the computations of Portfolio NOI and Comparable NOI.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$592,635	$587,940	$1,585,082	$1,679,103
Income and other taxes	14,511	6,325	16,981	28,626
Interest expense	199,032	214,861	604,408	648,048
Income from unconsolidated entities	(116,110)	(83,374)	(277,212)	(258,990)
Loss on extinguishment of debt	—	—	128,618	—
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(49,561)	(4,989)	(76,459)
Operating Income	690,068	676,191	2,052,888	2,020,328
Depreciation and amortization	317,037	311,757	950,265	915,956
NOI of consolidated entities	$1,007,105	$987,948	$3,003,153	$2,936,284
Reconciliation of NOI of unconsolidated entities:
Net Income	$217,874	$233,535	$619,668	$689,184
Interest expense	149,746	149,704	438,393	444,485
Gain on sale or disposal of assets and interests in unconsolidated entities	—	(40,529)	—	(101,051)
Operating Income	367,620	342,710	1,058,061	1,032,618
Depreciation and amortization	156,682	153,420	469,884	434,620
NOI of unconsolidated entities	$524,302	$496,130	$1,527,945	$1,467,238
Add: Our share of NOI from Klépierre, HBS, and other corporate investments	83,657	68,784	192,604	185,714
Total NOI	$1,615,064	$1,552,862	$4,723,702	$4,589,236
Less: Corporate and Other NOI Sources (1)	55,335	51,941	102,830	180,851
Portfolio NOI	$1,559,729	$1,500,921	$4,620,872	$4,408,385
Portfolio NOI Growth	3.9%		4.8%
Less: Our share of NOI from Klépierre and HBS	71,967	68,784	197,189	185,714
Less: International Properties (2)	117,242	101,911	325,638	291,971
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	23,054	15,949	76,400	47,892
Comparable Property NOI (4)	$1,347,466	$1,314,277	$4,021,645	$3,882,808
Comparable Property NOI Growth	2.5%		3.6%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2017, we issued 17,609 shares of common stock to limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership, as follows:

•	300 shares on September 6, 2017
•	17,069 shares on August 7, 2017, and
•	240 shares on July 3, 2017

In each case, the issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

There were no purchases of equity securities made by Simon during the quarter ended September 30, 2017.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2017.

Issuer Purchases of Equity Securities

There were no purchases of equity securities made by the Operating Partnership during the quarter ended September 30, 2017.

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
Date: October 30, 2017

SIMON PROPERTY GROUP, L.P.

/s/ Andrew Juster
Andrew Juster
Executive Vice President and Chief Financial Officer of
Simon Property Group, Inc., General Partner
Date: October 30, 2017