Form 10-K
period 2017-12-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2018-02-23
CIK 1063761, 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

The aggregate market value of shares of common stock held by non‑affiliates of Simon Property Group, Inc. was approximately $49,945 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2017.

As of January 31, 2018, Simon Property Group, Inc. had 320,328,774 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Simon Property Group, L.P. had no publicly-traded voting equity as of June 30, 2017.  Simon Property Group, L.P. has no common stock outstanding.

Documents Incorporated By Reference

Portions of Simon Property Group, Inc.’s Proxy Statement in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10‑K for the annual period ended December 31, 2017 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority‑owned partnership subsidiary, for which Simon is the general partner. As of December 31, 2017, Simon owned an approximate 86.9% ownership interest in the Operating Partnership, with the remaining 13.1% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day‑to‑day management.

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

•

a single set of notes to such consolidated financial statements that includes separate discussions of noncontrolling interests and stockholders’ equity or partners’ equity, accumulated other comprehensive income (loss) and per share and per unit data, as applicable;

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

December 31, 2017

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of Simon® malls, Premium Outlets®, and The Mills®. As of December 31, 2017, we owned or held an interest in 207 income‑producing properties in the United States, which consisted of 107 malls, 68 Premium Outlets, 14 Mills, four lifestyle centers, and 14 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at 25 properties in the United States, Canada and Asia. We have one outlet under development in the United States. Internationally, as of December 31, 2017, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, two Premium Outlets in Canada, two Premium Outlets in Malaysia, and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe, of which six properties are consolidated, and one Designer Outlet property in Canada. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, France, Germany and the United Kingdom. We also have three international outlet properties under development. As of December 31, 2017, we also owned a 21.0% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company, which owns, or has an interest in, shopping centers located in 16 countries in Europe.

For a description of our operational strategies and developments in our business during 2017, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10‑K.

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

The Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility. On March 17, 2017, the Operating Partnership amended and extended the Credit Facility. The Credit Facility’s initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term. The initial maturity date of the Credit Facility was extended to June 30, 2021 and can be extended for an additional year to June 30, 2022 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Credit Facility was reduced to LIBOR plus 77.5 basis points from LIBOR plus 80 basis points, with a facility fee of 10 basis points. The Operating Partnership also has a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019, which can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 80 basis points, with an additional facility fee of 10 basis points. The Credit Facilities provide for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

On February 15, 2018, the Operating Partnership amended and extended the Supplemental Facility. The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term. The initial maturity date of the Supplemental Facility was extended to June 30, 2022 and can be extended for an additional year to June 30, 2023 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility was reduced to LIBOR plus 77.5 basis points from LIBOR plus 80 basis points, with a facility fee of 10 basis points.

The Operating Partnership also has available a global unsecured commercial paper note program, or the Commercial Paper program, of $1.0 billion, or the non‑U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non‑U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. These notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either Credit Facility to pay amounts outstanding from time to time on the Commercial Paper program.

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

Conflict of Interest Policies

We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. Simon has adopted governance principles governing the function, conduct, selection, orientation and duties of its subsidiaries and Simon’s Board of Directors and the Company, as well as written charters for each of the standing Committees of Simon’s Board of Directors. In addition, Simon’s Board of Directors has a Code of Business Conduct and Ethics, which applies to all of its officers, directors, and employees and those of its subsidiaries. At least a majority of the members of Simon’s Board of Directors must qualify as independent under the listing standards of the New York Stock Exchange, or NYSE, and cannot be affiliated with the Simon family, who are significant stockholders and/or unitholders in the Operating Partnership. In addition, the Audit and Compensation Committees of Simon’s Board of Directors are comprised entirely of independent members who meet the additional independence and financial expert requirements of the NYSE. Any transaction between us and the Simon family, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of Simon’s non-affiliated directors.

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

Policies With Respect To Certain Other Activities

We intend to make investments which are consistent with Simon’s qualification as a REIT, unless Simon’s Board of Directors determines that it is no longer in Simon’s best interests to so qualify as a REIT. Simon’s Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. Simon has authority to issue shares of its capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares, our units, or any other securities. On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan, or the Repurchase Program, through March 31, 2019. Under the Repurchase Program, Simon may repurchase the shares in the open market, or in privately negotiated transactions. At December 31, 2017, we had remaining authority to repurchase $1.0 billion of common stock. Simon may also issue shares of its common stock, or pay cash at its option, to holders of units in future periods upon exercise of such holders’ rights under the partnership agreement of the Operating Partnership. Our policy prohibits us from making any loans to the directors or executive officers of Simon for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans secured by real estate properties owned by others or make investments in companies that own real estate assets.

Competition

The retail real estate industry is dynamic and competitive. We compete with numerous merchandise distribution channels, including malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. We also compete with internet retailing sites and catalogs which provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers, including:

•	the quality, location and diversity of our properties;
•	our management and operational expertise;
•	our extensive experience and relationships with retailers, lenders and suppliers; and
•	our marketing initiatives and consumer focused strategic corporate alliances.

Certain Activities

During the past three years, we have:

•	issued 6,010,621 shares of Simon common stock upon the exchange of units in the Operating Partnership;
•

issued 203,722 restricted shares of Simon common stock and 987,923 long‑term incentive performance units, or LTIP units, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, as amended, or the 1998 Plan;

•	purchased 5,781,167 shares of Simon common stock in the open market for $1.0 billion pursuant to our Repurchase Program;
•	redeemed 944,359 units in the Operating Partnership for $172.27 per unit in cash;
•

amended and extended the Supplemental Facility in March 2015 to increase our borrowing capacity and extend its term, and amended the Supplemental Facility in April 2016 to further increase our borrowing capacity;

•	amended and extended the Credit Facility in March 2017 to extend its term and reduce the base interest rate of the Credit Facility;
•

borrowed a maximum amount of $960.9 million under the Credit Facilities; the outstanding amount of borrowings under the Credit Facilities as of December 31, 2017 was $322.6 million, of which $197.6 million was related to the U.S. dollar equivalent of Yen‑denominated borrowings;

•	increased the borrowing capacity of the Commercial Paper program from $500.0 million to $1.0 billion; the outstanding amount of Commercial Paper notes as of December 31, 2017 was $978.5 million; and
•

provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

Employees

At December 31, 2017, we and our affiliates employed approximately 5,000 persons at various properties and offices throughout the United States, of which approximately 1,700 were part‑time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana.

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

Executive Officers

The following table sets forth certain information with respect to Simon’s executive officers as of February 23, 2018.

Name	Age	Position
David Simon	56	Chairman of the Board and Chief Executive Officer
Richard S. Sokolov	68	President and Chief Operating Officer
Andrew Juster	65	Executive Vice President and Chief Financial Officer
John Rulli	61	President of Malls and Chief Administrative Officer
Steven E. Fivel	57	General Counsel and Secretary
Alexander L. W. Snyder	48	Assistant General Counsel and Assistant Secretary
Steven K. Broadwater	51	Senior Vice President and Chief Accounting Officer
Brian J. McDade	38	Senior Vice President and Treasurer

The executive officers of Simon serve at the pleasure of Simon’s Board of Directors, except for David Simon who is subject to an employment agreement which may call for certain payments upon termination.

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

Mr. Rulli serves as Simon’s Senior Executive Vice President and Chief Administrative Officer. Mr. Rulli joined MSA in 1988 and held various positions with MSA and Simon thereafter. Mr. Rulli became Chief Administrative Officer in 2007 and was promoted to Senior Executive Vice President in 2011. Mr. Rulli was promoted to President of Malls in 2017.

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

As of December 31, 2017, we held interests in consolidated and joint venture properties that operate in Austria, France, Italy, Germany, Japan, Malaysia, Mexico, the Netherlands, South Korea, Canada, and the United Kingdom. We also have an equity stake in Klépierre, a publicly‑traded European real estate company, which operates in 16 countries in Europe. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in the international operation is held. We may pursue additional investment, development and redevelopment/expansion opportunities outside the United States. International investment, ownership, development and redevelopment/expansion activities carry risks that are different from those we face with our domestic properties and operations. These risks include, but are not limited to:

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

Our international activities represented approximately 5.1% of consolidated net income and 9.0% of our net operating income, or NOI, for the year ended December 31, 2017. To the extent that we expand our international activities, the above risks could increase in significance, which in turn could have a material adverse effect on us.

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

As of December 31, 2017, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and debt issuance costs, totaled $24.7 billion. As a result of this indebtedness, we are required to use a substantial portion of our cash flows for debt service, including selected repayment at scheduled maturities, which limits our ability to use those cash flows to fund the growth of our business. We are also subject to the risks normally associated with debt financing, including the risk that our cash flows from operations will be insufficient to meet required debt service or that we will be able to refinance such indebtedness on acceptable terms, or at all. Our debt service costs generally will not be reduced if developments at the applicable property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Our indebtedness could also have other adverse consequences on us, including reducing our access to capital or increasing our vulnerability to general adverse economic, industry and market conditions. In addition, if a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. If any of the foregoing occurs, we could be materially and adversely affected.

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

If Simon or any of these subsidiaries fail to comply with those provisions, Simon or any such subsidiary may be subject to monetary penalties or ultimately to possible disqualification as REITs. If such events occur, and if available relief provisions do not apply:

•	Simon or any such subsidiary will not be allowed a deduction for distributions to stockholders in computing taxable income;
•	Simon or any such subsidiary will be subject to corporate level income tax on taxable income at the corporate rate; and
•

unless entitled to relief under relevant statutory provisions, Simon or any such subsidiary will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for, among other things, our operations and distributions to stockholders. In addition, if Simon fails to qualify as a REIT, it will not be required to make distributions to our stockholders. Moreover, a failure by any subsidiary of the Operating Partnership that has elected to be taxed as a REIT to qualify as a REIT would also cause Simon to fail to qualify as a REIT, and the same adverse consequences would apply to it and its stockholders. Failure by Simon or any of these subsidiaries to qualify as a REIT also could impair our ability to expand our business and raise capital, which could materially and adversely affect us.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

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

The Bipartisan Budget Act of 2015 changes the rules applicable to U.S. federal income tax audits of partnerships. Under the rules (which are generally effective for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto could be assessed and collected, at the partnership level. Although it is uncertain how these rules will be implemented, it is possible that they could result in partnerships in which we directly or indirectly invest, being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though Simon and certain subsidiaries of the Operating Partnership, as REITs, may not otherwise have been required to pay additional corporate‑level taxes had they owned the assets of the partnership directly. The partnership tax audit rules will apply to the Operating Partnership and its subsidiaries that are classified as partnerships for U.S. federal income tax purposes. The changes created by these rules are sweeping and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a material adverse effect on us and our investors.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the IRS and the U.S. Department of the Treasury, or the Treasury. Changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect us and our investors. New legislation (including the recently enacted Tax Cuts and Jobs Act and any technical corrections legislation), Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect the ability of Simon and certain subsidiaries of the Operating Partnership to qualify to be taxed as REITs and/or the U.S. federal income tax consequences to us and our investors of such qualification.

Risks Relating to Joint Ventures

We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.

As of December 31, 2017, we owned interests in 100 income‑producing properties with other parties. Of those, 19 properties are included in our consolidated financial statements. We account for the other 81 properties, or the joint venture properties, as well as our investments in Klépierre (a publicly traded, Paris-based real estate company), Aéropostale, and HBS Global Properties, or HBS, using the equity method of accounting. We serve as general partner or property manager for 58 of these 81 joint venture properties; however, certain major decisions, such as approving the operating budget and selling, refinancing and redeveloping the properties, require the consent of the other owners. Of the joint venture properties for which we do not serve as general partner or property manager, 19 are in our international joint ventures. These international properties are managed locally by joint ventures in which we share control of the properties with our partner. The other owners have participating rights that we consider substantive for purposes of determining control over the joint venture properties’ assets. The remaining joint venture properties, Klépierre, and our joint ventures with Aéropostale and HBS, are managed by third parties.

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

Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non‑recourse to us. Nevertheless, the joint venture’s failure to satisfy its debt obligations could result in the loss of our investment therein. As of December 31, 2017, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $211.6 million (of which we have a right of recovery from our joint venture partners of $10.8 million). A default by a joint venture under its debt obligations would expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

We maintain insurance coverage with third‑party carriers who provide a portion of the coverage for specific layers of potential losses, including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third‑party carriers is either insured through our wholly‑owned captive insurance company or other financial arrangements controlled by us. A third‑party carrier has, in turn, agreed to provide, if required, evidence of coverage for this layer of losses under the terms and conditions of the carrier’s policy. A similar policy either written through our captive insurance company or other financial arrangements controlled by us also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

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

Following a national referendum in June 2016, the United Kingdom formally notified the European Council on March 29, 2017 of its intention to withdraw from the European Union (“EU”) (commonly referred to as “Brexit”).  Negotiations have commenced to determine the future terms of the United Kingdom’s relationship with the EU, including, among other things, the terms of trade between the United Kingdom and the EU. However, the terms of any agreement governing the future relationship between the United Kingdom and the EU, as well as the legal and economic consequences of those terms, remain unclear. This continues to create political and economic uncertainty, which has affected, and may continue to affect, market and macro-economic conditions in both the United Kingdom and EU economies. In particular, prolonged uncertainty during Brexit negotiations may contribute to ongoing volatility in financial and foreign exchange markets in the United Kingdom and EU, including a fall in gross domestic product and volatility in the value of Pounds Sterling.

Brexit could also contribute to greater volatility in global financial and foreign exchange markets after the terms of the United Kingdom’s future relationships with the EU are settled. Further, financial and other markets may suffer losses as a result of any other countries determining to withdraw from the EU or from any future significant changes to the EU’s structure and/or regulations.

We currently hold, and may acquire additional, equity interests in properties located in the United Kingdom and Europe, as well as other investments that are denominated in Pounds Sterling and Euro. In addition, our Operating Partnership has issued, and may issue in the future, senior unsecured notes denominated in Euro. Any of the effects of Brexit described above, and others we cannot anticipate, could have a material adverse effect on us, including the value of our properties and investments and our potential growth in Europe, and could amplify the currency risks faced by us.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

United States Properties

Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, lifestyle centers and other retail properties. These properties contain an aggregate of approximately 182.3 million square feet of gross leasable area, or GLA.

Malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 107 malls are generally enclosed centers and range in size from approximately 260,000 to 2.7 million square feet of GLA. Our malls contain in the aggregate more than 13,200 occupied stores, including 500 anchors, which are predominately national or international retailers.

Premium Outlets generally contain a wide variety of designer and manufacturer stores located in open‑air centers. Our 68 Premium Outlets range in size from approximately 150,000 to 900,000 square feet of GLA. The Premium Outlets are generally located within a close proximity to major metropolitan areas and/or tourist destinations.

The 14 properties in The Mills generally range in size from 1.2 million to 2.3 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, and big box retailers and entertainment uses.

We also have interests in four lifestyle centers and 14 other retail properties. The lifestyle centers range in size from 160,000 to 900,000 square feet of GLA. The other retail properties range in size from approximately 160,000 to 890,000 square feet of GLA and are considered non‑core to our business model. In total, the lifestyle centers and other retail properties represent approximately 0.6% of our NOI.

As of December 31, 2017, approximately 95.6% of the owned GLA in malls and Premium Outlets was leased and approximately 98.4% of the owned GLA for The Mills was leased.

We wholly own 134 of our properties, effectively control 13 properties in which we have a joint venture interest, and hold the remaining 60 properties through unconsolidated joint venture interests. We are the managing or co‑managing general partner or member of 203 properties in the United States. Certain of our joint venture properties are subject to various rights of first refusal, buy‑sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of Operating Partnership units, to acquire the joint venture interest from our partner.

On April 13, 2015, we announced a joint venture with Sears Holdings, or Sears, whereby Sears contributed 10 of its properties located at our malls to the joint venture in exchange for a 50% noncontrolling interest in the joint venture.  Seritage Growth Properties, or Seritage, a public REIT formed by Sears, now holds Sears’ interest in the joint venture.

 On November 3, 2017, we acquired additional interests in the real estate assets and/or rights to terminate leases related to twelve Sears stores located at our malls (including five stores previously held in our joint venture with Seritage), in order to redevelop these properties.  Four of the Sears stores are at properties held in unconsolidated joint ventures.  Our joint venture with Seritage now covers the former Sears properties located at five of our malls.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

The following property table summarizes certain data for our malls, Premium Outlets, The Mills, lifestyle centers and other retail properties located in the United States, including Puerto Rico, as of December 31, 2017.

				Ownership
				Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	Malls
1.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	87.1%	473,243	Belk, JCPenney, Sears, AMC Cinemas
2.	Auburn Mall	MA	Auburn	Fee	56.4	% (4)	Acquired 1999	98.0%	583,949	Macy's, Sears, Reliant Medical Group (6)
3.	Aventura Mall (1) (13)	FL	Miami Beach (Miami)	Fee	33.3	% (4)	Built 1983	96.7%	2,176,391	Bloomingdale's, Macy's (9), JCPenney, Nordstrom, Equinox Fitness Clubs, AMC Theatres
4.	Avenues, The	FL	Jacksonville	Fee	25.0	% (4) (2)	Built 1990	96.3%	1,112,613	Belk, Dillard's, JCPenney, Sears, Forever 21
5.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	98.3%	1,430,185	Nordstrom, Macy's, Dillard's (9), JCPenney, Sears, AMC Theatre
6.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	95.8%	1,201,369	Macy's, Dillard's (9), JCPenney, Sears
7.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	90.9%	711,793	Younkers (9), Kohl's, ShopKo, Marcus Cinema 16
8.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	96.8%	1,319,228	Nordstrom, Macy's (9), JCPenney, Sears (6)
9.	Briarwood Mall	MI	Ann Arbor	Fee	50.0	% (4)	Acquired 2007	98.8%	978,060	Macy's, JCPenney, Sears, Von Maur, Hilton Garden Inn (17), Towne Place Suites by Marriott (17)
10.	Brickell City Centre	FL	Miami	Fee	25.0	% (4)	Built 2016	86.8%	476,799	Saks Fifth Avenue, Cinemex, Zara, EAST, Miami Hotel (17), La Centrale (6)
11.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	96.4%	626,927	Dillard's, JCPenney, Sears (6)
12.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2026) (7)	100.0%		Acquired 1998	97.3%	1,312,595	Macy's, Lord & Taylor, Sears (6), Nordstrom, Crate & Barrel, Primark, Arhaus Furniture
13.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073) (7)	56.4	% (4)	Acquired 1999	93.2%	701,627	Macy's (9), Sears (6), Best Buy, Marshalls, Barnes & Noble, Regal Cinema
14.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	95.7%	1,381,673	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, AMC Theatres
15.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2027) (7)	100.0%		Built 1974	100.0%	1,245,359	Macy's, Dillard's (9), JCPenney, Sears, Cinemark Theatres
16.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	89.4%	1,205,436

Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, PetsMart, Ross, T.J. Maxx, Hollywood Theatres, Super Target, Michael's, Total Wine & More, Tuesday Morning, Hyatt Place Coconut Point (17), TownePlace Suites by Marriott (17), (8)

17.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	86.4%	578,016	Macy's, Target, Dick's Sporting Goods, Bed Bath & Beyond, Ulta, Fresh Thyme (6)
18.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	97.3%	795,185	Macy's (9), JCPenney, Sears, Barnes & Noble, Regal Cinema, DSW, Home Goods
19.	Copley Place	MA	Boston	Fee	94.4	% (12)	Acquired 2002	84.9%	1,257,774	Neiman Marcus, Barneys New York, Marriott Boston Copley Place (17), The Westin Copley Place (17)
20.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	99.7%	944,133	Macy's (9), JCPenney, Sears, Kohl's
21.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	98.1%	929,739	Dillard's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross, Dick's Sporting Goods
22.	Crystal Mall	CT	Waterford	Fee	78.2	% (4)	Acquired 1998	86.8%	782,987	Macy's, JCPenney, Sears, Bed Bath & Beyond, Christmas Tree Shops
23.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	100.0%	1,497,141	Saks Fifth Avenue, Nordstrom, Macy's (9), JCPenney, AC Hotel by Marriott (6)
24.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	92.8%	2,449,512	Nordstrom, Macy's (9), JCPenney, Sears, Marshalls (11), Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, AMC Theatres, Dick's Sporting Goods, Dave & Buster's (6), (8)
25.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	94.4%	1,233,354	Neiman Marcus, Macy's, Dillard's, Dick's Sporting Goods, iPic Theaters, Arhaus Furniture, Punch Bowl Social, Westin Austin at The Domain, (18)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership
				Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
26.	Dover Mall	DE	Dover	Fee and Ground Lease (2041) (7)	68.1	% (4)	Acquired 2007	87.3%	928,259	Macy's, JCPenney, Boscov's, Sears, AMC Cinemas, Dick's Sporting Goods
27.	Emerald Square	MA	North Attleboro (Providence, RI)	Fee	56.4	% (4)	Acquired 1999	89.0%	1,022,436	Macy's (9), JCPenney, Sears
28.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	100.0%		Acquired 1998	94.4%	1,125,747	Macy's, Younkers, JCPenney, Sears, Gordmans, Hy-Vee, Dick's Sporting Goods
29.	Falls, The	FL	Miami	Fee	50.0	% (4)	Acquired 2007	96.7%	833,574	Bloomingdale's, Macy's, Regal Cinema, The Fresh Market
30.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	99.4%	1,037,601	Nordstrom, Macy's, The Ritz-Carlton (17)
31.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1997	95.1%	710,043	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema
32.	Fashion Valley	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	97.2%	1,717,963	Forever 21, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, The Container Store
33.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	96.0%	998,300	Dillard's, Macy's, Barnes & Noble, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods, Ethan Allen, Toys 'R Us/Babies 'R Us, Fairfield Inn by Marriott (16), (18)
34.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	99.4%	1,718,238	Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21, Zara, American Girl, Dick's Sporting Goods, Crayola Experience, The Florida Hotel and Conference Center (17)
35.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	97.9%	670,440
36.	Galleria, The	TX	Houston	Fee	50.4	% (4)	Acquired 2002	94.2%	2,016,051	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's, The Westin Galleria (17), The Westin Oaks (17), Life Time Tennis (6)
37.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	98.2%	1,288,113	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, Regal Cinema
38.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1998	97.1%	1,237,304	Macy's, Dillard's, JCPenney, Sears, Belk
39.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	96.2%	1,111,239	Dillard's, Macy's, JCPenney, Sears, Bealls, (8)
40.	King of Prussia	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	94.3%	2,656,536	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's, JCPenney (6), Crate & Barrel, Arhaus Furniture, The Container Store, Dick's Sporting Goods, Primark
41.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	99.9%	1,209,664	Macy's (9), Dillard's, JCPenney, Joe Brand (15)
42.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	94.6%	1,099,546	Dillard's (9), Macy's, JCPenney, Sears, AMC Theatres
43.	Lehigh Valley Mall	PA	Whitehall	Fee	50.0	% (4)	Acquired 2003	98.8%	1,181,115	Macy's, JCPenney, Boscov's, Barnes & Noble, Babies 'R Us, Bob's Discount Furniture (6)
44.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	97.3%	1,559,056	Neiman Marcus, Bloomingdale's, Macy's, JW Marriott (17)
45.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	95.1%	977,949	Macy's, Lord & Taylor, Sears, Barnes & Noble
46.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	% (4)	Acquired 1999	98.1%	1,024,179	JCPenney, Sears, Macy's, Lord & Taylor, Dick's Sporting Goods, Cinemark Theatre (6)
47.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	50.0	% (4)	Acquired 2007	93.6%	1,123,012	Macy's, JCPenney, Sears, (8)
48.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	98.6%	1,845,086	Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Regal Cinema, Von Maur
49.	Mall of New Hampshire, The	NH	Manchester	Fee and Ground Lease (2019-2027) (7)	56.4	% (4)	Acquired 1999	93.1%	794,004	Macy's, JCPenney, Sears, Best Buy
50.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	93.2%	793,446	Dillard's, JCPenney, Sears, Regal Cinema
51.	Meadowood Mall	NV	Reno	Fee	50.0	% (4)	Acquired 2007	96.3%	901,417	Macy's (9), Sears, JCPenney, Dick's Sporting Goods
52.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	95.9%	1,334,020	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
53.	Miami International Mall	FL	Miami	Fee	47.8	% (4)	Built 1982	99.6%	1,082,371	Macy's (9), JCPenney, Sears, Kohl's
54.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	97.1%	635,788	Dillard's (9), JCPenney, Sears (6), Bealls, Ross
55.	Miller Hill Mall	MN	Duluth	Fee	100.0%		Built 1973	98.9%	831,739	JCPenney, Sears, Younkers, Barnes & Noble, DSW, Dick's Sporting Goods
56.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	79.4%		Acquired 2003	89.6%	1,100,151	Macy's, JCPenney, Sears, Dick's Sporting Goods, Wegmans
57.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	95.3%	1,669,336	Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
58.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	97.3%	1,045,727	Nordstrom, Macy's, JCPenney, Barnes & Noble, Bed Bath & Beyond, DSW, Nordstrom Rack
59.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	% (4)	Acquired 1999	88.8%	1,593,881	JCPenney, Sears (6), Nordstrom, Macy's (9), Barnes & Noble, Toys 'R Us, Shaw's Grocery, The Container Store, DSW
60.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	91.8%	898,526	Macy's, Boscov's, JCPenney, Sears (6)
61.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	97.0%	1,230,078	Macy's, Carson's, JCPenney, Sears (16), Dave & Buster's, AMC Theatre (6)
62.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	85.5%		Acquired 2003	90.3%	1,335,665	Macy's, JCPenney, Sears, United Artists Theatre, (8)
63.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	99.4%	1,064,888	Macy's, Dillard's (9), JCPenney, AMC Theatres, Container Store (6)
64.	Pheasant Lane Mall	NH	Nashua	-	—	% (14)	Acquired 2002	92.9%	979,534	JCPenney, Sears, Target, Macy's, Dick's Sporting Goods
65.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	97.6%	825,787	Saks Fifth Avenue, Nordstrom, Belk (6), AMC Theatres, Arhaus Furniture, Legoland Discovery Center, AC Hotel by Marriott, Life Time Fitness (6), Nobu Hotel and Restaurant (6), Ecco Buckhead (6), (18)
66.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	93.0%	1,158,458	JCPenney, Sears, Tiendas Capri, Econo, Best Buy, T.J. Maxx, DSW, Carribean Cinemas (6)
67.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2040) (7)	100.0%		Built 1972	96.7%	782,639	Dillard's, JCPenney, Sears, Cinemark Theatres, Kohl's, Dick's Sporting Goods, T.J. Maxx/HomeGoods (6)
68.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0	% (4)	Acquired 2003	97.3%	1,081,471	Macy's, Lord & Taylor, JCPenney, Sears
69.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	94.8%	1,246,396	Macy's, Lord & Taylor, JCPenney, Sears, Raymour & Flanigan
70.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	94.8%	2,377,252	Bloomingdale's (9), Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, AMC Entertainment, XSport Fitness, Neiman Marcus, Residence Inn by Marriott (6)
71.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	99.0%	1,239,706	JCPenney, Sears (6), Nordstrom, L.L. Bean, Macy's, Crate & Barrel
72.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	96.0%	692,038	Macy's, Sears, Forever 21
73.	Shops at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Fee	94.4%		Acquired 2002	94.9%	470,103	Bloomingdale's (9)
74.	Shops at Clearfork, The	TX	Fort Worth	Fee and Ground Lease (2067) (7)	45.0	% (4)	Built 2017	71.5%	486,555	Neiman Marcus, Arhaus Furniture, AMC Theatre (6), Pinstripes (6), WeWork (6)
75.	Shops at Crystals, The	NV	Las Vegas	Fee	50.0	% (4)	Acquired 2016	91.4%	262,305
76.	Shops at Nanuet, The	NY	Nanuet	Fee	100.0%		Redeveloped 2013	95.4%	757,928	Macy's, Sears, Fairway Market, Regal Cinema, 24 Hour Fitness
77.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0	% (4)	Built 1979	98.2%	1,249,937	Nordstrom, Macy's (9), Forever 21
78.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	95.4%	699,498	Bloomingdale's, Barnes & Noble, Arhaus Furniture, AMC Theatre
79.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4) (2)	Acquired 1995	94.0%	1,302,086	Macy's (9), JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, L.L. Bean
80.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	56.4	% (4)	Acquired 1999	93.7%	886,784	Macy's, JCPenney, Sears, Regal Cinema

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Retail Anchors and Selected Major Tenants
81.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	97.2%	1,128,787		Macy's (9), Sears (6), Barnes & Noble, AMC Cinemas, Dick's Sporting Goods, Target, DSW, Ulta
82.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	96.5%	1,587,176		Macy's, Lord & Taylor, Sears, Nordstrom, Target, DSW, Primark
83.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	90.9%	1,050,275		Macy's, AMC Theatres, Herberger's, Dave & Buster's, Restoration Hardware (6), Life Time Athletic (6), Life Time Work (6), Homewood Suites by Hilton (6), (8), (18)
84.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040) (10)	100.0%		Acquired 2002	98.9%	1,676,137		Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store, Reid's Fine Foods & Wine Bar (17), (18)
85.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	100.0%		Acquired 2007	97.3%	1,220,716		JCPenney, Kohl's (15), Boston Store, Macy's, Marcus Cinema, Dick's Sporting Goods (6), Round 1 (6)
86.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	50.0	% (4)	Acquired 2005	95.0%	610,063		Macy's, Target
87.	Square One Mall	MA	Saugus (Boston)	Fee	56.4	% (4)	Acquired 1999	94.3%	930,282		Macy's, Sears, Best Buy, T.J. Maxx N More, Dick's Sporting Goods, (8)
88.	St. Charles Towne Center	MD	Waldorf (Washington, DC)	Fee	100.0%		Built 1990	93.9%	979,934		Macy's (9), JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres
89.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	98.5%	1,392,425		Nordstrom, Dillard's, Arhaus Furniture, Dick's Sporting Goods, Barnes & Noble, Homewood Suites by Hilton (17),
											Target, Ashley Furniture Home Store, Ross, Staples, DSW, JoAnn Fabrics, PetsMart
90.	Stanford Shopping Center	CA	Palo Alto (San Jose)	Ground Lease (2054)	94.4	% (12)	Acquired 2003	94.9%	1,343,587		Neiman Marcus, Bloomingdale's, Nordstrom, Macy's (9), Crate and Barrel, The Container Store
91.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9	% (4)	Acquired 2007	98.6%	1,298,870		Macy's (9), Nordstrom, Sears (6), JCPenney
92.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	92.9%	776,580		Dillard's (9), Macy's
93.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	98.2%	1,320,058		Nordstrom, Macy's, JCPenney, Sears (6), Dick's Sporting Goods
94.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	84.4%	862,303		Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, (8)
95.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	98.6%	1,778,497		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears (17), Crate & Barrel, The Container Store
96.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	100.0%		Acquired 1998	95.6%	1,280,873		Belk, Macy's (9), JCPenney, Sears
97.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	94.7%	1,145,860		Dillard's, Von Maur, JCPenney, Sears
98.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	94.2%	876,365		Macy's, Dillard's, JCPenney, Sears, Regal Cinema, (8)
99.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	97.2%	960,386		Macy's, Dillard's, JCPenney, DSW, Cobb 10 Luxury Theatres, Dick's Sporting Goods (6), Lucky's Market (6), PetSmart (6)
100.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	98.1%	918,731		Macy's, JCPenney, Sears, Barnes & Noble
101.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2032) (7)	100.0%		Acquired 1998	99.3%	1,084,717		Saks Fifth Avenue, Bloomingdale’s, Lord & Taylor, Macy’s
102.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	% (4)	Acquired 1991	98.6%	1,342,044		Belk (9), Dillard’s, JCPenney, Sears (6), Cinebarre Theatre (6)
103.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	92.3%	809,717		Neiman Marcus, Nordstrom, Crate and Barrel
104.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	88.2%	926,465		Macy's, Bergner’s, Sears, Dick's Sporting Goods, LA Fitness, (8)
105.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	92.4%	1,151,431		Macy's, Dillard's, JCPenney, Sears, Malco Theatres, Courtyard by Marriott (16)
106.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0	% (4)	Acquired 2012	96.0%	2,138,708		Nordstrom, Macy's, Lord & Taylor, JCPenney, Sears, Arhaus Furniture, Level 257
107.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	98.4%	1,091,709		Macy's, Dillard's, JCPenney, Sears, Holiday Inn Express (17), Courtyard by Marriott (17)
	Total Mall GLA								120,988,749	(19)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	88.7%	429,551

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Loft Outlet, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, The North Face, Under Armour

2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	87.4%	542,867

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Giorgio Armani, Guess, H&M (6), J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Staybridge Suites (16), The North Face, Tommy Hilfiger, Tory Burch

3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	96.2%	271,705	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%		Acquired 2010	91.7%	629,109

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Express, Guess, J.Crew, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn/Williams-Sonoma Outlet, Puma, Tommy Hilfiger, The North Face, Under Armour

5.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	98.9%	675,393

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Johnny Rockets, Kate Spade New York, Lululemon, Michael Kors, Neiman Marcus Last Call, Nike, Panera Bread, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch

6.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	95.8%	289,370

Adidas, Banana Republic, Barneys New York Warehouse, Calvin Klein, Coach, Crate & Barrel, Gap Outlet, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tory Burch, Under Armour, Vince

7.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%		Acquired 2004	98.2%	438,759	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, J.Crew, Levi's, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
8.	Charlotte Premium Outlets	NC	Charlotte	Fee	50.0	% (4)	Built 2014	99.1%	398,710	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	96.0%	687,607

Abercrombie & Fitch, Adidas, Armani Outlet, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Shinola, Tag Heuer, True Religion, UGG, Under Armour, Vera Bradley, Versace, Victoria's Secret

10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%		Built 2009	97.9%	398,709	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, J.Crew, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Shinola, The North Face, Tommy Hilfiger, Under Armour
11.	Clarksburg Premium Outlets	MD	Clarksburg (Washington, DC)	Fee	66.0	% (4)	Built 2016	91.5%	389,984

All Saints, Armani Outlet, A/X Armani Exchange, Adidas, Bally, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Eredi Pisano, Ermenegildo Zegna, Express, Johnny Rockets, Kate Spade New York, Michael Kors, Nike, Philipp Plein, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Tadashi Shoji, Thomas Pink, Tommy Hilfiger, Tory Burch, UGG, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
12.	Clinton Crossing Premium Outlets	CT	Clinton	Fee	100.0%		Acquired 2004	97.0%	276,094

Abercrombie & Fitch, Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Express, Francesca's Collections, Gap Outlet, J.Crew, Kate Spade New York, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Tumi, Under Armour, Vera Bradley

13.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%		Acquired 2004	98.3%	650,182

Agent Provocateur, Alexander McQueen, Armani Outlet, Balenciaga, Brioni, Burberry, Coach, Ermenegildo Zegna, Gucci, Marc Jacobs, Moncler, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Prada, Saint Laurent Paris, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Stuart Weitzman, Tory Burch

14.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%		Acquired 2004	95.7%	377,787

Abercrombie & Fitch, Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Express, Gap Outlet, Guess, J.Crew, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, Vera Bradley, White House Black Market

15.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%		Acquired 2010	95.6%	476,836

Ann Taylor, Adidas, Banana Republic, Calvin Klein, Coach, Express, Guess, Greg Norman, J.Crew, Kate Spade New York, Lacoste, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks Fifth Avenue Off 5th, Talbots, Under Armour

16.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%		Acquired 2004	92.4%	297,529	Adidas, American Eagle Outfitters, Banana Republic, Calvin Klein, Coach, Eddie Bauer, Gap Outlet, Guess, Loft Outlet, Nike, Skechers, Tommy Hilfiger, Under Armour, Vans
17.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%		Acquired 2004	92.3%	578,170

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, DKNY, J.Crew, Kate Spade New York, Lacoste, Lucky Brand, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, True Religion

18.	Gloucester Premium Outlets	NJ	Blackwood (Philadelphia)	Fee	50.0	% (4)	Built 2015	88.0%	369,654

Adidas, American Eagle Outfitters, Armani Outlet, A/X Armani Exchange, Banana Republic, Brooks Brothers, Calvin Klein, Columbia Sportswear, Express, Gap Outlet, Guess, Levi's, J. Crew, Loft Outlet, Michael Kors, Nautica, Nike, Puma, Reebok, Tommy Hilfiger, Under Armour

19.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%		Built 2012	92.8%	416,348

American Eagle, Asics, Banana Republic, Bloomingdale's The Outlet Store, Calvin Klein, Coach, Columbia Sportswear, Kate Spade New York, J.Crew, Levi's, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Talbots, Tommy Bahama, Tommy Hilfiger, Tumi, Under Armour

20.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%		Acquired 2010	93.7%	531,126

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Michael Kors, New Balance, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour, Vera Bradley

21.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%		Acquired 2010	94.0%	300,027	American Eagle Outfitters, Ann Taylor, Banana Republic, Chico's, Coach, Gap Outlet, Gymboree, H&M (6), J.Crew, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
22.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/ Washington, DC)	Fee	100.0%		Acquired 2010	93.0%	485,062

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Express, Gap Outlet, Guess, J.Crew, Kate Spade New York, Loft Outlet, New Balance, Nike, The North Face, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest		Year Built
				(Expiration if	Legal	Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
23.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%	Built 2008	97.0%	541,942

Ann Taylor, A/X Armani Exchange, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Furla, Gap Outlet, Giorgio Armani, Holiday Inn Express (17), J.Crew, Kate Spade New York, Lucky Brand, Lululemon, Michael Kors, Nike, Saks Fifth Avenue Off 5th, TAG Heuer, Tommy Hilfiger, Tory Burch, Vera Bradley

24.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%	Acquired 2004	98.2%	285,536

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Francesca's Collections, Gap Outlet, Guess, J.Crew, Loft Outlet, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Reebok, Talbots, Timberland, Tommy Hilfiger, Under Armour

25.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%	Built 2008	96.9%	434,434

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Burberry, Brooks Brothers, Coach, Columbia Sportswear, Eddie Bauer, Express, Guess, J.Crew, Kate Spade New York, Lacoste, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Talbots, Theory, Tommy Hilfiger, True Religion, Under Armour, Ugg

26.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	97.9%	277,672	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Columbia Sportswear, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
27.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2049) (7)	100.0%	Acquired 2004	86.8%	259,041

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Chico's, Coach, Columbia Sportswear, Express, Gap Outlet, J.Crew, Levi's, New Balance, Nike, Polo Ralph Lauren, Tommy Hilfiger

28.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	94.4%	554,098

Adidas, Banana Republic, Calvin Klein, Coach, Columbia Spartswear, Gap Outlet, Giorgio Armani, Guess, Kate Spade New York, Lacoste, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Puma, The North Face, Tommy Hilfiger, Under Armour

29.	Las Vegas North Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	99.7%	676,113

All Saints, Armani Outlet, A/X Armani Exchange, Banana Republic, Burberry, Canali, CH Carolina Herrera, Cheesecake Factory, Coach, David Yurman, Dolce & Gabbana, Etro, John Varvatos, Kate Spade New York, Lacoste, Neiman Marcus Last Call, Michael Kors, Nike, Polo Ralph Lauren, Rag & Bone, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Shake Shack, TAG Heuer, Tory Burch

30.	Las Vegas South Premium Outlets	NV	Las Vegas	Fee	100.0%	Acquired 2004	99.1%	535,408

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Under Armour, Vera Bradley

31.	Lee Premium Outlets	MA	Lee	Fee	100.0%	Acquired 2010	98.8%	224,833	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Chico's, Coach, J.Crew, Lacoste, Levi's, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Talbots, Tommy Hilfiger, Under Armour
32.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington, DC)	Fee	100.0%	Acquired 2004	98.1%	478,225

Ann Taylor, Armani Outlet, A/X Armani Exchange, Brooks Brothers, Burberry, Coach, Columbia Sportswear, Kate Spade New York, Lacoste, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Tory Burch, Under Armour, Vera Bradley, Vineyard Vines, Williams-Sonoma

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
33.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago, IL)	Fee	100.0%		Acquired 2004	93.2%	454,782

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Express, Gap Outlet, Guess, Hollister, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour, Vera Bradley

34.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%		Built 2012	94.9%	408,902

Ann Taylor, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Tory Burch, Under Armour, White House Black Market

35.	Napa Premium Outlets	CA	Napa	Fee	100.0%		Acquired 2004	94.3%	179,200	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger
36.	Norfolk Premium Outlets	VA	Norfolk	Fee	65.0	% (4)	Built 2017	79.4%	332,101	A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Gap Outlet, H&M (6), Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour
37.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%		Acquired 2004	93.4%	223,560	Banana Republic, Carter's, Coach, Eddie Bauer, Gap Outlet, Nike, PacSun, Under Armour, Van Heusen
38.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%		Acquired 2004	95.4%	540,542

Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, The North Face, Tommy Hilfiger, Tory Burch, Williams-Sonoma

39.	Orlando International Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2010	98.7%	773,631

Adidas, Armani Outlet, Calvin Klein, Coach, Invicta, Havaianas, J.Crew, Kate Spade New York, Lacoste, Neiman Marcus Last Call, Michael Kors, Nike, Panera Bread, Polo Ralph Lauren, Puma, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, The North Face, Tommy Hilfiger, Tory Burch, True Religion, Under Armour, Victoria’s Secret

40.	Orlando Vineland Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2004	98.4%	656,891

Adidas, All Saints, Armani Outlet, A/X Armani Exchange, Brunello Cucinelli, Burberry, Calvin Klein, Carolina Herrera, Coach, Ermenegildo Zegna, J.Crew, Lacoste, Michael Kors, Nike, Prada, Polo Ralph Lauren, Roberto Cavalli, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, TAG Heuer, The North Face, Tod's, Tory Burch, Under Armour

41.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%		Acquired 2004	94.0%	201,714	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Converse, Gap Outlet, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
42.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%		Built 2007	97.5%	549,155

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Puma, Restoration Hardware, The North Face, Tommy Hilfiger, Tory Burch, Under Armour, Vera Bradley, Ugg

43.	Phoenix Premium Outlets	AZ	Chandler (Phoenix)	Ground Lease (2077)	100.0%		Built 2013	93.4%	356,498

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Factory Store, Kate Spade New York, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Under Armour

44.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%		Acquired 2010	100.0%	147,416	Calvin Klein, Carter's, Coach, Guess, Levi's, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Van Heusen

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
45.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago, IL/ Milwaukee)	Fee	100.0%		Acquired 2010	96.5%	402,614

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, J.Crew, Lacoste, Loft Outlet, Michael Kors, Nike, Pandora, Polo Ralph Lauren, St. John, The North Face, Under Armour, Ugg

46.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%		Acquired 2010	93.4%	349,986

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Disney Store Outlet, Gap Outlet, Guess, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger

47.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%		Acquired 2010	96.3%	289,562

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, Talbots, Tommy Bahama, Under Armour

48.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%		Built 2006	89.5%	604,065

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Express, Gap Outlet, Guess, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, True Religion, Under Armour

49.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%		Built 2006	99.2%	488,689

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Express, Gap Outlet, Guess, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

50.	San Francisco Premium Outlets	CA	Livermore (San Francisco)	Fee and Ground Lease (2021) (10)	100.0%		Built 2012	98.5%	696,961

All Saints, A/X Armani Exchange, Bloomingdale's The Outlet Store, Brunello Cucinelli, CH Carolina Herrera, Coach, Columbia Sportswear, Gucci, Jimmy Choo, J.Crew, Kate Spade New York, Lacoste, Neiman Marcus Last Call (15), MaxMara, Michael Kors, Nike, Polo Ralph Lauren, Prada, Roger Vivier, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, The North Face, Tommy Hilfiger, Tory Burch, Under Armour, Versace

51.	San Marcos Premium Outlets	TX	San Marcos (Austin/San Antonio)	Fee	100.0%		Acquired 2010	96.8%	732,666

Banana Republic, Burberry, CH Carolina Herrera, Diane Von Furstenberg, Gucci, J. Crew, Johnny Rockets, Kate Spade New York, Lacoste, Neiman Marcus Last Call, Michael Kors, Pottery Barn, Prada, Restoration Hardware, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Steve Madden, The North Face, Tommy Bahama, Tori Burch, Ugg, Victoria’s Secret Outlet, Vineyard Vines

52.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%		Built 2005	97.1%	554,831

Abercrombie & Fitch, Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, St. John, The North Face, Tommy Bahama, Tommy Hilfiger, Tori Burch, Under Armour

53.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0	% (4)	Acquired 2012	92.2%	450,945

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Columbia Sportswear, Dooney & Bourke, J.Crew, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Under Armour, Vera Bradley

54.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	100.0%	327,699

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Greg Norman, J.Crew, Nike, Polo Ralph Lauren, Puma, Reebok, Tommy Bahama, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
55.	St. Louis Premium Outlets	MO	St. Louis (Chesterfield)	Fee	60.0	% (4)	Built 2013	97.9%	351,505	Ann Taylor, Coach, Columbia Sportswear, Crabtree & Evelyn, J. Crew, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Ugg, Under Armour, Vera Bradley
56.	Tampa Premium Outlets	FL	Lutz (Tampa)	Fee	100.0%		Built 2015	95.3%	459,504

Adidas, American Eagle Outfitters, Ann Taylor, Armani Outlet, Banana Rebublic, BJ's Restaurant and Brewhouse, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Greg Norman, Guess, J. Crew, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Puma, Reebok, Saks 5th Avenue Off 5th, Tommy Hilfiger, Tumi, Under Armour, Vera Bradley

57.	Tanger Outlets - Columbus (1)	OH	Sunbury (Columbus)	Fee	50.0	% (4)	Built 2016	92.6%	355,281	Coach, Nike, Polo Ralph Lauren, Under Armour, Victoria's Secret
58.	Tanger Outlets - Galveston/Houston (1)	TX	Texas City	Fee	50.0	% (4)	Built 2012	98.1%	352,705	Banana Republic, Brooks Brothers, Coach, Gap Outlet, J. Crew, Michael Kors, Nike, Reebok, Tommy Hilfiger, White House Black Market
59.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2019) (7)	100.0%		Acquired 2004	99.5%	411,595

Abercrombie & Fitch, Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Francesca's Collections, Guess, J.Crew, Johnny Rockets, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Timberland, Tommy Hilfiger, Under Armour

60.	Tucson Premium Outlets	AZ	Marana (Tucson)	Fee	100.0%		Built 2015	87.4%	363,437

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Express, Forever 21, Gap Outlet, Godiva, Guess, J. Crew, Johnny Rockets, Levi’s, Lucky Brand, Michael Kors, Nike, Saks 5th Avenue Off 5th, Skechers, Tommy Hilfiger, Under Armour

61.	Twin Cities Premium Outlets	MN	Eagan	Fee	35.0	% (4)	Built 2014	97.5%	408,930

Adidas, Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Levi's, Loft Outlet, Michael Kors,Nike, Polo Ralph Lauren, Robert Graham, Saks Fifth Avenue Off 5th, Talbots, True Religion, Under Armour, Vera Bradley

62.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	96.3%	440,202

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Bahama, Tommy Hilfiger, True Religion, Under Armour

63.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	98.4%	219,321	Armani Outlet, Banana Republic, Calvin Klein, Coach, Guess, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch
64.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%		Acquired 2004	90.5%	417,844

Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Chico’s, Coach, Columbia Sportswear, Gap Outlet, H&M (6), J.Crew, Levi's, Loft Outlet, Nike, Polo Ralph Lauren, Puma, Talbots, Timberland, Tommy Hilfiger, Under Armour

65.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	97.9%	522,317

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Columbia Sportswear, Dooney & Bourke, J.Crew, Kate Spade New York, Loft Outlet, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Talbots, The North Face, Tommy Bahama, Tommy Hilfiger, True Religion, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest		Year Built
				(Expiration if	Legal	Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
66.	Woodburn Premium Outlets	OR	Woodburn (Portland)	Fee	100.0%	Acquired 2013	99.0%	389,845

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Eddie Bauer, Fossil, Gap Outlet, J. Crew, Levi's, Michael Kors, Nike, The North Face, Polo Ralph Lauren, Puma, Tommy Hilfiger, Tory Burch, Under Armour

67.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%	Acquired 2004	98.9%	901,756

Armani Outlet, Balenciega, Brioni, Brunello Cucinelli, Burberry, Canali, Chloe, Coach, Dior, Dolce & Gabbana, Dunhill, Fendi, Gucci, Lacoste, Le Pain Quotidien, Neiman Marcus Last Call, Michael Kors, Moncler, Nike, Oscar de la Renta, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Shake Shack, Theory, Tod's, Tom Ford, Tory Burch, Valentino, Versace, Yo! Sushi, Yves St. Laurent

68.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	99.6%	660,105

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

	Total U.S. Premium Outlets GLA							30,154,638

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	The Mills
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	100.0%		Acquired 2007	94.7%	1,236,788

Marshalls, Neiman Marcus Last Call (15), Burlington Coat Factory, Sears Appliance Outlet, Ross, At Home, Group USA, Harkins Cinemas & IMAX, Sea Life Center, Conn's, Legoland, Tilt Studio, Forever 21, Rainforest Café, (8)

2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3	% (4)	Acquired 2007	97.3%	1,663,947

Bass Pro Shops Outdoor World, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, H&M, Medieval Times, Modell's, Neiman Marcus Last Call (15), Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Maryland Live! Casino, Forever 21, Live! Hotel (16)

3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5	% (4)	Acquired 2007	93.1%	1,411,572	Forever 21, Jumpstreet, Neiman Marcus Last Call, Off Broadway Shoe Warehouse, Saks Fifth Avenue Off 5th, Super Target, United Artists Theatre, Burlington Coat Factory, H&M, Dick's Sporting Goods
4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3	% (4)	Acquired 2007	98.6%	1,361,962

Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, The Children's Place Outlet, Dave & Buster's, Nike Factory Store, T.J. Maxx, Group USA, Sun & Ski, VF Outlet, Off Broadway Shoes, Bed Bath & Beyond, AMC Theatres, Best Buy, Forever 21, Sea Life Center, H&M

5.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3	% (4)	Acquired 2007	99.6%	1,781,618

Burlington Coat Factory, The Children's Place, Group USA, Marshalls, Nike Factory Store, Saks Fifth Avenue Off 5th, AMC Theatres, Sun & Ski Sports, Neiman Marcus Last Call, Sears Appliance Outlet, Bass Pro Shops Outdoor World, Off Broadway Shoes, VF Outlet, Legoland Discovery Center, Sea Life Center, Ross, H&M, Round 1 Entertainment, Fieldhouse USA, F21 Red, Rainforest Café, (8)

6.	Great Mall	CA	Milpitas (San Jose)	Fee and Ground Lease (2049) (7)	100.0%		Acquired 2007	99.2%	1,365,933

Neiman Marcus Last Call, Group USA, Kohl's, Dave & Buster's, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Bed Bath & Beyond, Off Broadway Shoes, Uniqlo, Dick's Sporting Goods, Forever 21, H&M

7.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	95.4%	1,935,925

Bass Pro Shops Outdoor World, Bed Bath & Beyond/Buy Buy Baby, Burlington Coat Factory, Kohl's, Marshalls Home Goods, Saks Fifth Avenue Off 5th, Rinkside, Sears Grand, Lee/Wrangler Clearance Center, Marcus Cinemas, Neiman Marcus Last Call (15), Value City Furniture, Off Broadway Shoe Warehouse, Macy's, Floor & Decor, Dick's Sporting Goods (6), Tilt/Rink Side Sports & Family Entertainment Center, Rainforest Café, H&M, Forever 21, (8)

8.	Katy Mills	TX	Katy (Houston)	Fee	62.5	% (4) (2)	Acquired 2007	99.8%	1,789,591

Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, Jumpstreet, Marshalls, Neiman Marcus Last Call, Nike Factory Store, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Off Broadway Shoes, Tilt, Ross, H&M, RH Outlet, XXI Forever, Rainforest Café

9.	Mills at Jersey Gardens, The	NJ	Elizabeth	Fee	100.0%		Acquired 2015	99.5%	1,302,186

Bed Bath & Beyond, Burlington Coat Factory, Century 21 Department Store, Cohoes, Forever 21, Group USA, Last Call Neiman Marcus, Loews Theatres, Marshalls, Modell's, Nike Factory Store, Saks 5th Avenue Off 5th, Tommy Hilfiger, VF Outlet

10.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0	% (4)	Acquired 2007	98.1%	1,421,224

Burlington Coat Factory, Nike Factory Store, The Children's Place Outlet, Marshalls, Saks Fifth Avenue Off 5th, Nordstrom Rack, Dave & Buster's, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres, Forever 21, Uniqlo, Restoration Hardware Outlet, Skechers Superstore, H&M, Rainforest Café, Aki-Home (6)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
11.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	99.6%	1,168,355

Regal Cinema & IMAX, Dave & Buster's, VF Outlet, Sun & Ski, Bass Pro Shops Outdoor World, Forever 21, Bed Bath & Beyond, Saks Fifth Avenue Off 5th, Off Broadway Shoes, H&M, Madame Tussauds, Rainforest Café, Aquarium Restaurant

12.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	99.6%	867,381

Dave & Buster’s, Vans Skatepark, Lucky Strike Lanes, Saks Fifth Avenue Off 5th, AMC Theatres, Neiman Marcus Last Call, Off Broadway Shoes, Nordstrom Rack, H&M, Forever 21, Bloomingdale's the Outlet Store, Nike Factory Store, Adidas

13.	Potomac Mills	VA	Woodbridge (Washington, DC)	Fee	100.0%		Acquired 2007	99.4%	1,540,263

Group USA, Marshalls, T.J. Maxx, Sears Appliance Outlet, JCPenney, Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, The Children's Place, AMC Theatres, Modell's Sporting Goods, Books-A-Million, H&M, Neiman Marcus Last Call, XXI Forever, Bloomingdale's Outlet, Buy Buy Baby/and That!

14.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	99.2%	2,273,525

Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Retreat, Marshalls, Neiman Marcus Last Call, Nike Factory Store, Nordstrom Rack, Saks Fifth Avenue Off 5th, Ron Jon Surf Shop, Super Target, T.J. Maxx, Urban Planet, Off Broadway Shoes, Regal Cinema, Bloomingdale's Outlet, Forever 21, Century 21 Department Store, Dick's Sporting Goods, H&M, AC Hotel by Marriott (6)

	Total Mills Properties GLA								21,120,270

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Retail Anchors and Selected Major Tenants
	Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	93.3%	230,125		Anthropologie, Apple, Pottery Barn
2.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	% (4)	Built 2008	92.8%	672,896		JCPenney, Dick's Sporting Goods, Stein Mart, Bed Bath & Beyond, DSW, Hamilton 16 IMAX, Earth Fare
3.	Pier Park	FL	Panama City Beach	Fee	65.6	% (4)	Built 2008	98.8%	895,979		Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Dave & Buster's
4.	University Park Village	TX	Fort Worth	Fee	100.0%		Acquired 2015	99.2%	160,126		Anthropologie, Apple, Pottery Barn
	Total Lifestyle Centers GLA								1,959,126

	Other Properties
1.	Bangor Mall	ME	Bangor	Fee	87.6%		Acquired 2003	78.0%	657,412		JCPenney, Sears (15), Dick's Sporting Goods, (8)
2.	Calhoun Outlet Marketplace	GA	Calhoun	Fee	100.0%		Acquired 2010	90.1%	254,272		Ann Taylor, Carter's, Coach, Gap Outlet, Gymboree, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7	% (4) (2)	Built 1995	89.1%	729,839		Carson's (15), United Artists Theatre, Indianapolis Star, Nada, Punch Bowl Social
4.	Florida Keys Outlet Marketplace	FL	Florida City	Fee	100.0%		Acquired 2010	92.2%	206,296		American Eagle, Carter's, Coach, Gap Outlet, Guess, Nike, Nine West, OshKosh B'gosh, Skechers, Tommy Hilfiger
5.	Gaffney Outlet Marketplace	SC	Gaffney (Greenville/Charlotte)	Fee	100.0%		Acquired 2010	97.5%	360,122		Adidas, Ann Taylor, Banana Republic, Azria, Brooks Brothers, Coach, Gap Outlet, H&M (6), J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Under Armour
6.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	84.0%	884,545		Dillard's, Macy's, Sears, Dick's Sporting Goods
7.	Lebanon Outlet Marketplace	TN	Lebanon (Nashville)	Fee	100.0%		Acquired 2010	83.9%	227,532		Ann Taylor, Brooks Brothers, Coach, Eddie Bauer, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Reebok, Samsonite
8.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	89.7%	854,445		Marshalls, Target, Kohl's, Best Buy, Staples, AC Moore, AMC Theatres, Nordstrom Rack, Off Broadway Shoes, Sky Zone, Total Wine & More
9.	Liberty Village Outlet Marketplace	NJ	Flemington (New York)	Fee	100.0%		Acquired 2004	70.6%	158,762		American Eagle Outfitters, Ann Taylor, Brooks Brothers, Calvin Klein, Coach, G.H. Bass & Co., J.Crew, Michael Kors, Polo Ralph Lauren, Timberland
10.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	85.5%		Acquired 2003	100.0%	264,951		AC Moore, Michaels, T.J. Maxx, Home Goods, Raymour & Flanigan Outlet, DSW, Nordstrom Rack, (8)
11.	Orlando Outlet Marketplace	FL	Orlando	Fee	100.0%		Acquired 2010	98.5%	199,360		American Eagle, Calvin Klein, Nike, Nine West, Reebok, Skechers, Texas de Brazil
12.	Osage Beach Outlet Marketplace	MO	Osage Beach	Fee	100.0%		Acquired 2004	71.7%	389,934		Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Eddie Bauer, Gap Outlet, Levi’s, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
13 - 14.	The Mills Limited Partnership (TMLP)						Acquired 2007		2,913,566
	Total Other GLA								8,101,036	(19)
	Total U.S. Properties GLA								182,323,819

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

(4)	Joint venture properties accounted for under the equity method.
(5)	Malls — Executed leases for all company‑owned GLA in mall stores, excluding major tenants and anchors. Premium Outlets and The Mills — Executed leases for all company‑owned GLA (or total center GLA).
(6)	Indicates box, anchor, major or project currently under development/construction or has announced plans for development.
(7)	Indicates ground lease covers less than 50% of the acreage of this property.
(8)	Indicates vacant anchor or big box space(s).
(9)	Tenant has multiple locations at this center.
(10)	Indicates ground lease covers outparcel only.
(11)	Tenant has an existing store at this center but will move to a new location.
(12)	We receive substantially all the economic benefit of the property due to a preference or advance.
(13)	Property is undergoing an expansion.
(14)	We own a mortgage note that encumbers Pheasant Lane Mall that entitles us to 100% of the economics of this property.
(15)	Indicates anchor has announced its intent to close this location.
(16)	Indicates box, anchor, major or project currently under development/construction by a third party.
(17)	Owned by a third party.
(18)	Includes multi-family tenant on-site.
(19)	GLA includes office space. Centers with more than 20,000 square feet of office space are listed below:

Auburn Mall — 85,619 sq. ft.	Menlo Park Mall — 74,440 sq. ft.
Circle Centre — 129,944 sq. ft.	Oxford Valley Mall — 134,921 sq. ft.
Copley Place — 890,408 sq. ft.	Plaza Carolina — 27,398 sq. ft.
Domain, The — 156,240 sq. ft.	Shops at Clearfork, The — 143,275 sq. ft.
Fashion Centre at Pentagon City, The — 169,089 sq. ft.	Southdale Center — 34,636 sq. ft.
Firewheel Town Center — 74,172 sq. ft.	Stanford Shopping Center — 39,474 sq. ft.

United States Lease Expirations

The following table summarizes lease expiration data for our malls and Premium Outlets located in the United States, including Puerto Rico, as of December 31, 2017. The data presented does not consider the impact of renewal options that may be contained in leases.

U.S. MALLS AND PREMIUM OUTLETS LEASE EXPIRATIONS (1)

			Avg. Base	Percentage of Gross
	Number of		Minimum Rent	Annual Rental
Year	Leases Expiring	Square Feet	PSF at 12/31/17	Revenues (2)
Inline Stores and Freestanding
Month to Month Leases	538	1,620,804	$52.55	1.6%
2018	2,308	7,771,584	$50.94	7.2%
2019	2,402	8,614,995	$49.85	7.8%
2020	2,040	7,061,647	$51.41	6.6%
2021	1,912	7,494,766	$49.89	6.9%
2022	1,951	7,450,008	$50.07	6.8%
2023	1,911	7,590,037	$54.64	7.5%
2024	1,541	5,863,148	$60.22	6.5%
2025	1,428	5,337,111	$63.21	6.2%
2026	1,304	4,649,649	$60.44	5.1%
2027	1,013	3,721,038	$60.65	4.1%
2028 and Thereafter	447	2,891,107	$45.97	2.5%
Specialty Leasing Agreements w/ terms in excess of 12 months	1,177	3,232,193	$19.06	1.2%
Anchors
2018	4	438,930	$4.41	0.0%
2019	15	1,557,095	$4.16	0.1%
2020	27	3,336,350	$4.79	0.3%
2021	13	1,505,184	$4.75	0.1%
2022	16	2,391,104	$6.00	0.2%
2023	18	2,477,479	$6.85	0.3%
2024	14	958,890	$11.04	0.2%
2025	17	1,977,065	$8.58	0.3%
2026	5	651,342	$4.52	0.1%
2027	8	1,104,436	$4.87	0.1%
2028 and Thereafter	20	2,508,498	$6.69	0.3%

(1)	Does not consider the impact of renewal options that may be contained in leases.
(2)	Annual rental revenues represent domestic 2017 consolidated and joint venture combined base rental revenue.

International Properties

Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.  With the exception of our Premium Outlets in Canada, all of our international properties are managed by third parties.

European Investments

At December 31, 2017, we owned 63,924,148 shares, or approximately 21.0%, of Klépierre, which had a quoted market price of $43.93 per share. Klépierre is a publicly traded, Paris-based real estate company, which owns, or has an interest in shopping centers located in 16 countries.

As of December 31, 2017, we had a controlling interest in a European investee with interests in nine Designer Outlet properties. Eight of the outlet properties are located in Europe and one outlet property is located in Canada. Of the eight properties in Europe, two are in Italy, two are in the Netherlands, and one each is in Austria, France, Germany and the United Kingdom. As of December 31, 2017, our legal percentage ownership interests in these entities ranged from 45% to 94%. On April 7, 2017, this European investee acquired an additional 15.7% investment in the Roermond Designer Outlets Phase 4 expansion, bringing its total noncontrolling interest in the expansion to 51.3%. On April 21, 2017, this European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands. In addition, we have a noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We own a 14.6% interest in Value Retail PLC and affiliated entities, which own and operate nine luxury outlets throughout Europe. We also have a minority direct ownership in three of those outlets.

Other International Investments

We also hold a 40% interest in nine operating joint venture properties in Japan, a 50% interest in four operating joint venture properties in South Korea, a 50% interest in one operating joint venture property in Mexico, a 50% interest in two operating joint venture properties in Malaysia, and a 50% interest in two operating joint venture properties in Canada. The nine Japanese Premium Outlets operate in various cities throughout Japan and comprise over 3.2 million square feet of GLA and were 99.9% leased as of December 31, 2017.

The following property tables summarize certain data for our international properties as of December 31, 2017 and do not include our equity investment in Klépierre or our cost method investment in Value Retail PLC and affiliated entities.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Retail Anchors and Major Tenants
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Banana Republic, Beams, Brooks Brothers, Coach, Gap Outlet, McGregor, Michael Kors, Polo Ralph Lauren, Tommy Hilfiger
2.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	481,500

Adidas, Armani, Balenciaga, Bally, Banana Republic, Bottega Veneta, Burberry, Coach, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Jill Stuart, Loro Piana, Michael Kors, Nike, Polo Ralph Lauren, Prada/Miu Miu, Salvatore Ferragamo, Tod's, United Arrows

3.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	441,000

Adidas, Armani, Bally, Banana Republic, Beams, Brooks Brothers, Coach, Dolce & Gabbana, Etro, Gap Outlet, Gucci, Harrod's, Loro Piana, Marc Jacobs, Nike, Polo Ralph Lauren, Prada/Miu Miu, Salvatore Ferragamo, Theory, Tod's, Tommy Hilfiger, United Arrows, Valentino

4.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2031)	40.0%	2000	416,500

Adidas, Armani, Bally, Beams, Brooks Brothers, Coach, Dolce & Gabbana, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Kate Spade New York, Lacoste, Lanvin Collection, Olive des Olive, Nike, Polo, Ralph Lauren, TaylorMade, Theory, Tommy Hilfiger, United Arrows

5.	Sano Premium Outlets	Sano (Tokyo)	Fee	40.0%	2003	390,800	Adidas, Beams, Brooks Brothers, Coach, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Gucci, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Prada/Miu Miu
6.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas. Beams, Brooks Brothers, Coach, Jill Stuart, Levi’s, PoloRalph Lauren, Tasaki, TaylorMade, United Arrows
7.	Shisui Premium Outlets (2)	Shisui (Chiba), Japan	Ground Lease (2033)	40.0%	2013	365,900	Banana Republic, Brooks Brothers, Citizen, Coach, Dunhill, Gap, Marmot, Michael Kors, Nike, Polo Ralph Lauren, Samsonite, Tommy Hilfiger, United Arrows
8.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2033)	40.0%	2005	367,700	Adidas, Beams, Brooks Brothers, Coach, Eddie Bauer, Furla, Gap Outlet, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger, United Arrows
9.	Tosu Premium Outlets	Fukuoka (Kyushu)	Fee	40.0%	2004	290,400	Adidas, Armani, Banana Republic, Beams, Bose, Brooks Brothers, Coach, Dolce & Gabbana, Furla, Gap Outlet, Michael Kors, Miki House, Olive des Olive, Nike, Puma, Theory, Tommy Hilfiger, United Arrows
	Subtotal Japan					3,233,000

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Retail Anchors and Major Tenants
	MEXICO
10.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	333,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Dolce & Gabbana, Lacoste, Levi's, MaxMara, Nautica, Nike, Palacio Outlet, Reebok, Rockport, Salvatore Ferragamo, Swarovski, Zegna
	Subtotal Mexico					333,000
	SOUTH KOREA
11.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	551,600	Adidas, Armani, Burberry, Chloe, Coach, Dolce & Gabbana, Fendi, Gucci, Lacoste, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tod's, Valentino, Vivienne Westwood
12.	Paju Premium Outlets	Paju (Seoul)	Ground Lease (2040)	50.0%	2011	442,900	Armani, Bean Pole, Calvin Klein, Coach, Jill Stuart, Lacoste, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tory Burch, Vivienne Westwood
13.	Busan Premium Outlets	Busan	Fee	50.0%	2013	360,200	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Gap, Michael Kors, Nike, Polo Ralph Lauren, Theory, The North Face, Tommy Hilfiger
14.	Siehung Premium Outlets	Siehung	Fee	50.0%	2017	444,400	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, The North Face
	Subtotal South Korea					1,799,100
	MALAYSIA
15.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	264,400	Adidas, Armani, Brooks Brothers, Calvin Klein, Coach, DKNY, Gap, Guess, Lacoste, Levi's, Michael Kors, Nike, Salvatore Ferragamo, Timberland, Tommy Hilfiger, Tory Burch, Zegna
16.	Genting Highlands Premium Outlets	Kuala Lumpur	Fee	50.0%	2017	278,000	Adidas, Brooks Brothers, Coach, Furla, Kate Spade New York, Lacoste, Michael Kors, Padini, Polo Ralph Lauren, Puma
	Subtotal Malaysia					542,400
	CANADA
17.	Toronto Premium Outlets (2)	Toronto (Ontario)	Fee	50.0%	2013	358,400	Adidas, Armani, Banana Republic, Burberry, Calvin Klein, Coach, Eddie Bauer, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Reebok, Saks Fifth Avenue, Tommy Hilfiger
18.	Premium Outlets Montreal	Montreal (Quebec)	Fee	50.0%	2014	365,800	Adidas, American Eagle Outfitters, Banana Republic, Calvin Klein, Gap, Gucci, H&M (3), Lacoste, Michael Kors, Nike, Old Navy, Polo Ralph Lauren, Reebok, Tommy Hilfiger
	Subtotal Canada					724,200
	TOTAL INTERNATIONAL PREMIUM OUTLETS					6,631,700

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Retail Anchors and Major Tenants
	INTERNATIONAL DESIGNER OUTLETS
	AUSTRIA
1.	Parndorf Designer Outlet	Vienna	Fee	90.0%	Phase 3 — 2005	118,000	Armani, Bally, Burberry, Calvin Klein, Coach, Furla, Geox, Gucci, Michael Kors, Porsche Design, Prada, Swarovski, Zegna
	Phases 3 & 4				Phase 4 — 2011
	Subtotal Austria					118,000
	ITALY
2.	La Reggia Designer Outlet	Marcianise (Naples)	Fee	90.0%	Phase 1 — 2010	288,000	Adidas, Armani, Calvin Klein, Gucci, Lacoste, Liu Jo, Michael Kors, Nike, Pinko, Polo Ralph Lauren, Roberto Cavalli, Timberland, Tommy Hilfiger, Valentino, Versace
	Phases 1 & 2				Phase 2a — 2010
					Phase 2b — 2011
3.	Noventa Di Piave Designer	Venice	Fee	90.0%	Phase 1 — 2008	324,000

Armani, Bally, Bottega Veneta, Brioni,  Burberry, Calvin Klein, Fendi, Furla, Gucci, Loro Piana, Michael Kors, Nike, Paul Smith, Pinko, Prada, Salvatore Ferragamo, Sergio Rossi,Tommy Hilfiger, Valentino, Versace, Zegna

	Outlet Phases 1, 2, 3, & 4				Phase 2 — 2010
					Phase 3 — 2012
					Phase 4a - 2016
	Subtotal Italy					612,000
	NETHERLANDS
4.	Roermond Designer Outlet Phases 2& 3	Roermond	Fee	90.0%	Phase 2 — 2005	173,000	Armani, Bally, Burberry, Calvin Klein, Coach, Furla, Gucci, Michael Kors, Moncler, Mulberry, Polo Ralph Lauren, Prada, Swarovski, Tod's, Tommy Hilfiger, UGG, Zegna
					Phase 3 — 2011
5.	Roermond Designer Outlet Phase 4	Roermond	Fee	46.1%	2017	125,000	Adidas, Karl Lagerfield, La Place, Liu Jo, Longchamp, Tag Heuer, Tom Tailor, Woolrich
6.	Rosada Designer Outlet	Roosendaal	Fee	94.0%	2017	247,500	Adidas, Calvin Klein, Esprit, Guess, Levi's, Nike, Puma, S. Oliver
	Subtotal Netherlands					545,500
	UNITED KINGDOM
7.	Ashford Designer Outlet	Kent	Fee	45.0%	2000	183,000	Adidas, Bose, Calvin Klein, Clarks, Fossil, French Connection, Gap, Guess, Lacoste, Levis, Marks & Spencer, Nike, Polo Ralph Lauren, Superdry, Tommy Hilfiger
	Subtotal England					183,000
	CANADA
8.	Vancouver Designer Outlets	Vancouver	Ground Lease (2072)	45.0%	2015	242,000	Armani, Banana Republic, Brooks Brothers Factory, Calvin Klein, Coach, Gap, J. Crew Factory, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren Factory, Tommy Hilfiger
	Subtotal Canada					242,000
	GERMANY
9.	Ochtrup Designer Outlets	Ochtrup	Fee	70.5%	2016	191,500	Adidas, Clarks, Lacoste, Levi's, Lindt, Nike, Pick Nick, Samsonite, Schiesser, Seidensticker, Steiff, Tom Tailor, Vero Moda, Watch Station
	Subtotal Germany					191,500
	FRANCE
10.	Provence Designer Outlet	Miramas	Fee	90.0%	2017	269,000	Furla, Guess, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger
	Subtotal France					269,000
	Total International Designer Outlets					2,161,000

FOOTNOTES:

(1)	All gross leasable area listed in square feet.
(2)	Property is undergoing an expansion.
(3)	Indicates tenant is under development/construction or has announced plans for development.

Land

We have direct or indirect ownership interests in approximately 380 acres of land held in the United States and Canada for future development.

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

We leverage sustainability to achieve cost efficiencies in our operations.  By implementing a range of energy management practices and continuous energy monitoring and reporting, we have reduced our energy consumption at comparable properties every year since 2003.  As a result, excluding new developments, we have reduced the electricity usage over which we have direct control by 337 million kWhs since 2003.  This represents a 34% reduction in electricity usage across a portfolio of comparable properties.

Our reduction in greenhouse gas emissions resulting from our energy management efforts in the same time period is 220,674 metric tons of CO2e. This figure includes emission streams that have been consistently tracked since 2003 including scope 1, scope 2, and for scope 3 only employee commuting and business travel. Additional emission streams, such as emissions generated from solid waste management, use of refrigerants and tenants’ plug-load consumptions, were included in Simon’s sustainability disclosure since 2013 and are reported in Simon’s annual sustainability report published in accordance with the guidelines of the Global Reporting Initiatives (GRI), the most widely used international standard for sustainability reporting.

Simon’s sustainability performance was once again recognized by international organizations. In 2017, Simon was awarded a score of A- by CDP, identifying us as a leader in the retail real estate sector for driving significant reduction in emissions. Simon was also awarded a Green Star ranking - the highest designation awarded for leadership in sustainability performance by the Global Real Estate Sustainability Benchmark (GRESB).

Mortgages and Unsecured Debt

The following table sets forth certain information regarding the mortgages encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Unsecured Debt

As of December 31, 2017

(Dollars in thousands)

	Interest	Face	Annual Debt		Maturity
Property Name	Rate		Amount			Service (1)		Date
Consolidated Indebtedness:
Secured Indebtedness:
Arizona Mills	5.76%			$156,146		$12,268		07/01/20
Bangor Mall	6.15%			80,000		4,918	(2)	10/01/17
Battlefield Mall	3.95%			119,862		7,118		09/01/22
Birch Run Premium Outlets	4.21%			123,000		5,177	(2)	02/06/26
Calhoun Outlet Marketplace	4.17%			19,013	(19)	1,140		06/01/26
Carolina Premium Outlets	3.36%			45,317		2,675		12/01/22
Domain, The	5.44%			188,529		14,085		08/01/21
Ellenton Premium Outlets	4.30%			178,000		7,651	(2)	12/01/25
Empire Mall	4.31%			190,000		8,197	(2)	12/01/25
Florida Keys Outlet Marketplace	4.17%			17,000		709	(2)	12/01/25
Gaffney Outlet Marketplace	4.17%			30,713	(19)	1,841		06/01/26
Grand Prairie Premium Outlets	3.66%			116,331		6,596		04/01/23
Grove City Premium Outlets	4.31%			140,000		6,032	(2)	12/01/25
Gulfport Premium Outlets	4.35%			50,000		2,174	(2)	12/01/25
Gurnee Mills	3.99%			269,506		15,736		10/01/26
Hagerstown Premium Outlets	4.26%			77,000		3,279	(2)	02/06/26
Independence Center	5.94%			200,000		11,886	(2)	07/10/17
Ingram Park Mall	5.38%			130,744		9,746		06/01/21
La Reggia Designer Outlets Phases 1 & 2	2.50%	(25)		159,500	(30)	8,435		02/15/22
Lee Premium Outlets	4.17%			52,651	(19)	3,157		06/01/26
Merrimack Premium Outlets	3.78%			124,287		7,247		07/01/23
Midland Park Mall	4.35%			77,172		5,078		09/06/22
Mills at Jersey Gardens, The	3.83%			350,000		13,405	(2)	11/01/20
Montgomery Mall	4.57%			100,000		4,570	(2)	05/01/24
Noventa Di Piave Designer Outlet Phases 1, 2, 3	1.67%	(11)		131,718	(30)	2,201	(2)	06/30/20
Opry Mills	4.09%			375,000		15,345	(2)	07/01/26
Oxford Valley Mall	4.77%			62,538		4,456		12/07/20
Parndorf Designer Outlet	1.90%			110,212	(30)	2,094	(2)	05/25/22
Penn Square Mall	3.84%			310,000		11,910	(2)	01/01/26
Pismo Beach Premium Outlets	3.33%			36,104	(20)	1,953		09/06/26
Plaza Carolina	2.66%	(1)		225,000		5,995	(2)	07/27/21
Pleasant Prairie Premium Outlets	4.00%			145,000		5,793	(2)	09/01/27
Potomac Mills	3.46%			416,000		14,383	(2)	11/01/26
Provence Designer Outlet	2.50%	(33)		94,174	(30)	2,354	(2)	07/27/22	(3)
Puerto Rico Premium Outlets	2.66%	(1)		160,000		4,263	(2)	07/26/21
Queenstown Premium Outlets	3.33%			63,426	(20)	3,430		09/06/26
Roermond Designer Outlet	1.88%			275,529	(30)	5,174	(2)	12/18/21
Rosada Designer Outlets	1.85%	(24)		71,877	(30)	1,330	(2)	05/25/24	(3)
Shops at Chestnut Hill, The	4.69%			120,000		5,624	(2)	11/01/23
Shops at Riverside, The	3.37%			130,000		4,382	(2)	02/01/23
Southdale Center	3.84%			147,532		8,713		04/01/23
Southridge Mall	3.85%			119,381		7,036		06/06/23
Summit Mall	3.31%			85,000		2,817	(2)	10/01/26
The Crossings Premium Outlets	3.41%			110,565		6,131		12/01/22
Town Center at Cobb	4.76%			188,806		12,530		05/01/22
University Park Village	3.85%			55,000		2,118	(2)	05/01/28
White Oaks Mall	4.31%	(28)		50,500		1,000		06/01/23	(3)
Williamsburg Premium Outlets	4.23%			185,000		7,824	(2)	02/06/26
Wolfchase Galleria	4.15%			162,022		9,620		11/01/26
Woodland Hills Mall	7.79%			87,403		8,414		04/05/19
Total Consolidated Secured Indebtedness				$6,912,558
Unsecured Indebtedness:
Simon Property Group, L.P.
Global Commercial Paper - USD	1.40%	(16)		$978,467		$13,714	(2)	03/15/18
Supplemental Credit Facility - USD	2.36%	(15)		125,000		2,950	(2)	06/30/20	(3)(37)
Supplemental Credit Facility - Yen Currency	0.80%	(15)		197,636	(23)	1,581	(2)	06/30/20	(3)(37)
Unsecured Notes - 22C	6.75%			600,000		40,500	(14)	02/01/40
Unsecured Notes - 23A	4.38%			900,000		39,375	(14)	03/01/21
Unsecured Notes - 24B	4.13%			700,000		28,875	(14)	12/01/21
Unsecured Notes - 25B	3.38%			600,000		20,250	(14)	03/15/22
Unsecured Notes - 25C	4.75%			550,000		26,125	(14)	03/15/42
Unsecured Notes - 26A	1.50%			750,000		11,250	(14)	02/01/18	(34)

Mortgage and Unsecured Debt

As of December 31, 2017

(Dollars in thousands)

	Interest	Face	Annual Debt		Maturity
Property Name	Rate		Amount			Service (1)		Date
Consolidated Indebtedness:
Unsecured Notes - 26B	2.75%			$500,000		$13,750	(14)	02/01/23
Unsecured Notes - 27A	2.20%			600,000		13,200	(14)	02/01/19
Unsecured Notes - 27B	3.75%			600,000		22,500	(14)	02/01/24
Unsecured Notes - 28A	3.38%			900,000		30,375	(14)	10/01/24
Unsecured Notes - 28B	4.25%			400,000		17,000	(14)	10/01/44
Unsecured Notes - 29A	2.50%			500,000		12,500	(14)	09/01/20
Unsecured Notes - 29B	3.50%			600,000		21,000	(14)	09/01/25
Unsecured Notes - 30A	2.50%			550,000		13,750	(14)	07/15/21
Unsecured Notes - 30B	3.30%			800,000		26,400	(14)	01/15/26
Unsecured Notes - 31A	2.35%			550,000		12,925	(14)	01/30/22
Unsecured Notes - 31B	3.25%			750,000		24,375	(14)	11/30/26
Unsecured Notes - 31C	4.25%			550,000		23,375	(14)	11/30/46
Unsecured Notes - 32A	2.63%			600,000		15,750	(14)	06/15/22
Unsecured Notes - 32B	3.38%			750,000		25,313	(14)	06/15/27
Unsecured Notes - 33A	2.75%			600,000		16,500	(14)	06/01/23
Unsecured Notes - 33B	3.38%			750,000		25,313	(14)	12/01/27
Unsecured Notes - Euro 1	2.38%			898,464	(8)	21,339	(6)	10/02/20
Unsecured Notes - Euro 2	1.38%			898,464	(13)	12,354	(6)	11/18/22
Unsecured Notes - Euro 3	1.25%			598,976	(10)	7,487	(6)	05/13/25
Total Consolidated Unsecured Indebtedness				$17,797,007
Total Consolidated Indebtedness at Face Amounts				$24,709,565
Premium on Indebtedness				16,869
Discount on Indebtedness				(51,657)
Debt Issuance Costs on Fixed-Rate Indebtedness				(110,734)
Other Debt Obligations				68,420	(35)
Total Consolidated Indebtedness				$24,632,463
Our Share of Consolidated Indebtedness				$24,465,117
Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	1.77%			$54,967	(26)	$8,580		09/25/23
Ashford Designer Outlet	2.47%	(18)		56,522	(21)	1,397	(2)	02/22/22
Arundel Mills	4.29%			385,000		16,509	(2)	02/06/24
Auburn Mall	6.02%			37,785		3,027		09/01/20
Aventura Mall	3.75%			1,200,000		45,002	(2)	12/01/20
Aventura Mall Expansion	3.51%	(1)		167,373		5,882	(2)	12/30/20	(3)
Avenues, The	3.60%			110,000		3,960	(2)	02/06/23
Briarwood Mall	3.29%			165,000		5,432	(2)	09/01/26
Busan Premium Outlets	3.40%			106,344	(17)	3,611	(2)	06/20/22
Cape Cod Mall	5.75%			90,392		7,003		03/06/21
Charlotte Premium Outlets	3.01%	(1)		90,000		2,713	(2)	11/24/19	(3)
Circle Centre	4.31%	(1)		66,000		3,558		12/06/24	(3)
Clarksburg Premium Outlets	3.95%			160,000		6,320	(2)	01/01/28
Coconut Point	3.95%			190,000		7,511	(2)	10/01/26
Colorado Mills - 1	4.28%			135,814		5,718		11/01/24
Colorado Mills - 2	5.04%			26,552		1,811		07/01/21
Concord Mills	3.84%			235,000		9,015	(2)	11/01/22
Crystal Mall	4.46%			89,519		5,749		06/06/22
Dadeland Mall	4.50%			418,899		27,361		12/05/21
Del Amo Fashion Center	3.66%			585,000		21,396	(2)	06/01/27
Domain Westin	4.12%			67,318		4,069		09/01/25
Dover Mall	5.57%			85,342		6,455		08/06/21
Emerald Square Mall	4.71%			104,877		7,165		08/11/22
Falls, The	3.45%			150,000		5,175	(2)	09/01/26
Fashion Centre Pentagon City Office	5.11%			40,000		2,043	(2)	07/01/21
Fashion Centre Pentagon City Retail	4.87%			410,000		19,957	(2)	07/01/21
Fashion Valley	4.30%			441,098		28,208		01/04/21
Florida Mall, The	5.25%			329,579		24,849		09/05/20
Galleria, The	3.55%			1,200,000		42,598	(2)	03/01/25
Genting Highland Premium Outlets	5.37%	(7)		25,234	(9)	1,355	(2)	02/14/24
Gloucester Premium Outlets	2.96%	(1)		83,921		2,488	(2)	06/19/19	(3)
Grapevine Mills	3.83%			268,000		10,272	(2)	10/01/24
Gotemba Premium Outlets	0.37%	(12)		2,329	(26)	4,669		02/28/18
Hamilton Town Center	4.81%			80,613		5,293		04/01/22

Mortgage and Unsecured Debt

As of December 31, 2017

(Dollars in thousands)

	Interest	Face	Annual Debt		Maturity
Property Name	Rate		Amount			Service (1)		Date
Consolidated Indebtedness:
Johor Premium Outlets	5.02%	(7)		$5,370	(9)	$6,894		10/14/20
Katy Mills	3.49%			140,000		4,886	(2)	12/06/22
Kobe-Sanda Premium Outlets	0.44%	(12)		30,305	(26)	1,733		01/31/20
Lehigh Valley Mall	4.06%			199,451		12,325		11/01/27
Liberty Tree Mall	3.41%			31,762		1,866		05/06/23
Mall at Rockingham Park, The	4.04%			262,000		10,585	(2)	06/01/26
Mall at Tuttle Crossing, The	3.56%			121,317		6,789		05/01/23
Mall of New Hampshire, The	4.11%			150,000		6,162	(2)	07/01/25
Meadowood Mall	5.82%			114,492		8,818		11/06/21
Miami International Mall	4.42%			160,000		7,072	(2)	02/06/24
Northshore Mall	3.30%			249,469		14,453		07/05/23
Ochtrup Designer Outlet	2.49%	(27)		49,320	(30)	2,881		06/30/21
Ontario Mills	4.25%			312,385		20,661		03/05/22
Outlets at Orange, The	4.22%			215,000		9,067	(2)	04/01/24
Paju Premium Outlets	3.79%			76,268	(17)	2,892	(2)	03/27/20
Phipps Plaza Residential	3.31%	(1)		38,274		1,268	(2)	10/16/19	(3)
Phipps Plaza Hotel	3.56%	(1)		21,450		765	(2)	12/17/19	(3)
Premium Outlet Collection Edmonton IA	2.74%	(4)		54,298	(22)	1,488	(2)	11/10/21	(3)
Premium Outlets Montréal	3.10%			95,602	(5)	2,964	(2)	06/01/24
Quaker Bridge Mall	4.50%			180,000		8,100	(2)	05/01/26
Rinku Premium Outlets	0.32%	(12)		8,877	(26)	1,803	(2)	07/31/22
Roermond 4 Designer Outlets	1.40%	(36)		56,304	(30)	788	(2)	07/12/20
Sano Premium Outlets	0.45%	(12)		755	(26)	1,512		05/31/18
Sendai-Izumi Premium Outlets	0.41%	(12)		3,374	(26)	3,387		10/31/18
Shisui Premium Outlets - Variable	0.37%	(12)		27,340	(26)	5,071		05/31/18
Shisui Premium Outlets - Fixed	0.38%			44,383	(26)	169	(2)	05/29/22
Shops at Clearfork	3.31%	(1)		130,420		4,322	(2)	03/18/21	(3)
Shops at Crystals	3.74%			550,000		20,592	(2)	07/01/26
Shops at Mission Viejo, The	3.61%			295,000		10,650	(2)	02/01/23
Siheung Premium Outlets	3.28%			140,543	(17)	4,610	(2)	03/15/23
Silver Sands Premium Outlets	3.93%			100,000		3,930	(2)	06/01/22
Smith Haven Mall	2.76%	(1)		180,000		4,976	(2)	05/29/20	(3)
Solomon Pond Mall	4.01%			99,650		6,309		11/01/22
Southdale Residential	4.46%			40,285		2,530		10/15/35
Springfield Mall	4.45%			62,746		3,928		10/06/25
Square One Mall	5.47%			91,333		6,793		01/06/22
Stoneridge Shopping Center	3.50%			330,000		11,550	(2)	09/05/26
St. Johns Town Center	3.82%			350,000		13,367	(2)	09/11/24
St. Louis Premium Outlets	4.06%			95,000		3,858	(2)	10/06/24
Tanger Outlets Columbus	3.21%	(1)		85,000		2,732	(2)	11/28/21	(3)
Tanger Outlets - Galveston/Houston	3.21%	(1)		80,000		2,571	(2)	07/01/22	(3)
Toki Premium Outlets - Fixed	0.38%			26,630	(26)	100	(2)	11/30/19
Toki Premium Outlets - Variable	0.91%	(12)		5,523	(26)	50	(2)	05/31/20
Toronto Premium Outlets	3.13%			135,436	(5)	4,234	(2)	06/01/22
Toronto Premium Outlets II	2.64%	(4)		48,438	(22)	1,279	(2)	05/25/22	(3)
Tosu Premium Outlets	0.40%	(12)		14,469	(26)	2,099	(2)	07/31/21
Twin Cities Premium Outlets	4.32%			115,000		4,968	(2)	11/06/24
Vancouver Designer Outlet	3.29%	(4)		87,050	(32)	2,865	(2)	06/19/18
West Town Mall	4.37%			210,000		9,177	(2)	07/01/22
Westchester, The	6.00%			332,111		26,980		05/05/20
Woodfield Mall	4.50%			419,886		24,162	(2)	03/05/24
Yeoju Premium Outlets	4.10%			78,801	(17)	3,233	(2)	09/06/20
Total Joint Venture Secured Indebtedness at Face Value				$14,409,595
TMLP Indebtedness at Face Value				427,895	(29)
Total Joint Venture and TMLP Indebtedness at Face Value				$14,837,490
Premium on Indebtedness				2,781
Debt Issuance Costs				(55,961)
Total Joint Venture Indebtedness				$14,784,310
Our Share of Joint Venture Indebtedness				$7,011,525	(31)

Mortgage and Unsecured Debt

As of December 31, 2017

(Dollars in thousands)

(1)	Variable rate loans based on one month (1M) LIBOR plus interest rate spreads ranging from 80 bps to 275 bps. 1M LIBOR as of December 31, 2017 was 1.56%.
(2)	Requires monthly payment of interest only.
(3)	Includes applicable extension available at the Applicable Borrower’s option.
(4)	Variable rate loans based on 1M CDOR plus interest rate spreads ranging from 120 bps to 185 bps. 1M CDOR at December 31, 2017 was 1.44%.
(5)	Amount shown in USD equivalent. CAD Equivalent is 290.0 million.
(6)	Requires annual payment of interest only.
(7)	Variable rate loans based on Cost of Fund plus interest rate spread of 150 bps to 175 bps. Cost of Fund as of December 31, 2017 was 3.52%.
(8)	Amount shown in USD equivalent. Euro equivalent is 750.0 million.
(9)	Amount shown in USD equivalent. Ringgit equivalent is 124.4 million.
(10)	Amount shown in USD equivalent. Euro equivalent is 500.0 million.
(11)	Variable rate loan based on three month (3M) EURIBOR plus an interest rate spread of 200 bps. 3M EURIBOR at December 31, 2017 was -0.33%. In addition, 3M EURIBOR is capped at 1.00%.
(12)

Variable rate loans based on 1M TIBOR or six month (6M) TIBOR plus interest rate spreads ranging from 20 bps to 40 bps. As of December 31, 2017, 1M TIBOR and 6M TIBOR were 0.05% and 0.12%, respectively.

(13)	Amount shown in USD equivalent. Euro equivalent is 750.0 million.
(14)	Requires semi‑annual payments of interest only.
(15)

$3.5 Billion Supplemental Credit Facility. As of December 31, 2017, the Supplemental Credit Facility — USD Currency bears interest at LIBOR + 80 bps, the Supplemental Credit Facility — Yen Currency bears interest at Yen LIBOR + 80 bps and the Supplemental Credit Facility — Euro Currency bears interest at 1M EURO LIBOR + 80 bps. The Credit Facilities provide for different pricing based upon our investment grade rating. As of December 31, 2017, $6.2 billion was available after outstanding borrowings and letters of credit under our Credit Facilities.

(16)	Reflects the latest maturity date and weighted average interest rate of all outstanding tranches of commercial paper at December 31, 2017.
(17)	Amount shown in USD equivalent. Won equivalent is 429.0 billion.
(18)	Variable rate loan based on 3M GBP LIBOR plus an interest rate spread of 195 bps. 1M GBP LIBOR at December 31, 2017 was 0.52%.
(19)	Loans secured by these three properties are cross‑collateralized and cross‑defaulted.
(20)	Loans secured by these two properties are cross‑collateralized and cross‑defaulted.
(21)	Amount shown in USD equivalent. GBP equivalent is 41.9 million.
(22)	Amounts shown in USD equivalent. CAD equivalent is 129.0 million.
(23)	Amount shown in USD equivalent. Balances include borrowings on multi‑currency tranche of Yen 22.3 billion.
(24)	Variable rate loan based on 1M EURIBOR plus an interest rate spread of 185 bps. Through an interest rate floor agreement, 1M EURIBOR is currently fixed at 0.00%.
(25)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 250 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%.
(26)	Amount shown in USD equivalent. Yen equivalent is 24.7 billion.
(27)	Associated with this loan is an interest rate swap agreement that effectively fixes the interest rate on this loan at the all-in rate presented.

Mortgage and Unsecured Debt

As of December 31, 2017

(Dollars in thousands)

(28)	Variable rate loan based on 1M LIBOR plus an interest rate spread of 275 bps. In addition, 1M LIBOR is capped at 5.00%.
(29)	Consists of two properties with interest rates ranging from 5.65% to 7.32% and maturities between 2018 and 2019.
(30)	Amount shown in USD equivalent. Euro equivalent is 791.9 million.
(31)

Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties. To the extent total indebtedness is secured by a property, it is non‑recourse to us, with the exception of approximately $211.6 million of payment guarantees provided by the Operating Partnership (of which $10.8 million is recoverable from our venture partner under the partnership agreement).

(32)	Amounts shown in USD equivalent. CAD equivalent is 109.3 million.
(33)

Variable rate loan based on 3M EURIBOR plus an interest rate spread of 250 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%. In addition, 3M EURIBOR is capped at 1.00%.

(34)	Notes redeemed at par on January 3, 2018.
(35)	City of Sunrise Bond Liability (Sawgrass Mills).
(36)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 140 bps. Through an interest rate floor agreement, 3M EURIBOR is fixed at 0.00%.
(37)	As discussed in Note 8 of the consolidated financial statements, the Operating Partnership amended and extended the Supplemental Credit Facility on February 15, 2018.

The changes in consolidated mortgages and unsecured indebtedness for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Balance, Beginning of Year	$22,977,104	$22,416,682	$20,768,254
Additions during period:
New Loan Originations	12,148,534	14,760,261	6,095,011
Loans assumed in acquisitions and consolidation	42,266	448,559	405,000
Net (Discount)/Premium	(11,636)	(9,822)	6,980
Net Debt Issuance Costs	(34,606)	(34,048)	(10,908)
Deductions during period:
Loan Retirements	(10,466,033)	(14,549,425)	(4,750,606)
Amortization of Net Discounts/(Premiums)	1,357	(14,583)	(16,107)
Debt Issuance Cost Amortization	21,709	21,702	10,156
Scheduled Principal Amortization	(46,232)	(62,222)	(91,098)
Balance, Close of Year	$24,632,463	$22,977,104	$22,416,682

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

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Simon

Market Information

Simon’s common stock trades on the New York Stock Exchange under the symbol “SPG”. The quarterly price range for the shares and the dividends declared per share for each quarter in the last two fiscal years are shown below:

				Declared
	High	Low	Close	Dividends
2016
1st Quarter	$208.12	$176.11	$207.69	$1.60
2nd Quarter	217.17	190.82	216.90	1.60
3rd Quarter	229.10	206.02	207.01	1.65
4th Quarter	206.29	173.11	177.67	1.65
2017
1st Quarter	$188.10	$163.55	$172.03	$1.75
2nd Quarter	176.17	150.15	161.76	1.75
3rd Quarter	167.12	152.51	161.01	1.80
4th Quarter	172.35	153.71	171.74	1.85

There is no established public trading market for Simon’s Class B common stock. Dividends on the Class B common stock are identical to the common stock.

Holders

The number of holders of record of common stock outstanding was 1,128 as of February 14, 2018. The Class B common stock is subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

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

Common stock cash dividends during 2017 aggregated $7.15 per share. Common stock cash dividends during 2016 aggregated $6.50 per share. In January 2018, Simon’s Board of Directors declared a quarterly cash dividend of $1.95 per share of common stock payable on February 28, 2018 to stockholders of record on February 14, 2018.

We offer a dividend reinvestment plan that allows Simon’s stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

Unregistered Sales of Equity Securities

During the fourth quarter of 2017, we issued an aggregate of 375,560 shares of common stock to limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership, as follows:

•	340,124 shares on December 13, 2017, and
•	35,436 shares on November 22, 2017.

In each case, the issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuances Under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this Annual Report on Form 10‑K.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	programs	programs (1)
October 1, 2017-October 31, 2017	—	(1)	$—	—	$1,005,557,111
November 1, 2017-November 30, 2017	68,800	(1)	$155.69	68,800	$994,845,364
December 1, 2017-December 31, 2017	779		$155.86	779	$994,723,946
	69,579		$155.70	69,579

(1)

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion Repurchase Program through March 31, 2019.  Under the Repurchase Program, Simon may repurchase the shares in the open market or in privately negotiated transactions.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Market Information

There is no established trading market for units or preferred units.  The following table sets forth for the periods indicated, the distributions declared on the Operating Partnership’s units:

Declared
Dividends
2016
1st Quarter	$1.60
2nd Quarter	1.60
3rd Quarter	1.65
4th Quarter	1.65
2017
1st Quarter	$1.75
2nd Quarter	1.75
3rd Quarter	1.80
4th Quarter	1.85

Holders

The number of holders of record of units was 269 as of February 14, 2018.

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

Distributions during 2017 aggregated $7.15 per unit.  Distributions during 2016 aggregated $6.50 per unit.  In January 2018, Simon’s Board of Directors declared a quarterly cash dividend of $1.95 per share.  The distribution rate on the Operating Partnership’s units is equal to the dividend rate on Simon’s common stock.

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

	As of or for the Year Ended December 31
	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013
	(in thousands, except per share data)
OPERATING DATA:
Total consolidated revenue	$5,538,640	$5,435,229	$5,266,103	$4,870,818	$4,543,849
Consolidated income from continuing operations	2,244,903	2,134,706	2,139,375	1,622,165	1,366,793
Consolidated net income	2,244,903	2,134,706	2,139,375	1,651,526	1,551,590
Net income attributable to common stockholders - SPG Inc.	1,944,625	1,835,559	1,824,383	1,405,251	1,316,304
Net income attributable to unitholders - SPG L.P.	2,239,638	2,122,236	2,131,139	1,643,783	1,537,348
BASIC AND DILUTED EARNINGS PER SHARE/UNIT:
Simon Property Group, Inc.
Income from continuing operations	$6.24	$5.87	$5.88	$4.44	$3.73
Discontinued operations	—	—	—	0.08	0.51
Net income attributable to common stockholders	$6.24	$5.87	$5.88	$4.52	$4.24
Basic weighted average shares outstanding	311,517	312,691	310,103	310,731	310,255
Diluted weighted average shares outstanding	311,517	312,691	310,103	310,731	310,255
Dividends per share (5)	$7.15	$6.50	$6.05	$5.15	$4.65
Simon Property Group, L.P.
Income from continuing operations	$6.24	$5.87	$5.88	$4.44	$3.73
Discontinued operations	—	—	—	0.08	0.51
Net income attributable to unitholders	$6.24	$5.87	$5.88	$4.52	$4.24
Basic weighted average units outstanding	358,777	361,527	362,244	363,476	362,356
Diluted weighted average units outstanding	358,777	361,527	362,244	363,476	362,356
Distributions per unit (5)	$7.15	$6.50	$6.05	$5.15	$4.65
BALANCE SHEET DATA:
Cash and cash equivalents	$1,482,309	$560,059	$701,134	$612,282	$1,691,006
Total assets	32,257,638	31,103,578	30,565,182	29,447,591	33,239,161
Mortgages and other indebtedness	24,632,463	22,977,104	22,416,682	20,768,254	22,584,504
Total equity	4,238,764	4,959,912	5,216,369	5,951,505	6,822,632
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$3,593,788	$3,372,694	$3,024,685	$2,730,420	$2,700,996
Investing activities	(761,467)	(969,026)	(1,462,720)	(897,266)	(948,088)
Financing activities	(1,910,071)	(2,544,743)	(1,473,113)	(2,937,735)	(1,220,563)
Simon Property Group, Inc.
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends	3.26x	2.95x	2.70x	2.39x	2.22x
Funds from Operations (FFO) (6)	$4,020,505	$3,792,951	$3,571,237	$3,235,298	$3,205,693
Dilutive FFO allocable to common stockholders	$3,490,910	$3,280,590	$3,057,193	$2,765,819	$2,744,770
Diluted FFO per share	$11.21	$10.49	$9.86	$8.90	$8.85
Simon Property Group, L.P.
Ratio of Earnings to Fixed Charges	3.28x	2.97x	2.71x	2.40x	2.23x
Funds from Operations (FFO) (6)	$4,020,505	$3,792,951	$3,571,237	$3,235,298	$3,205,693

(1)

During the year ended December 31, 2017, we recorded a $128.6 million loss on extinguishment of debt associated with the early redemption of a series of senior unsecured notes, reducing diluted earnings per share/units and diluted FFO per share by $0.36.

(2)

During the year ended December 31, 2016, we recorded a $136.8 million loss on extinguishment of debt associated with the early redemption of a series of senior unsecured notes, reducing diluted earnings per share/units and diluted FFO per share by $0.38.

(3)

During the year ended December 31, 2015, we recorded a $121.0 million loss on extinguishment of debt associated with the early redemption of two series of unsecured senior notes, reducing diluted earnings per share/units and diluted FFO per share by $0.33. We also recorded a gain on sale of marketable securities of $80.2 million, increasing diluted earnings per share/unit and diluted FFO per share by $0.22.
(4)

During the year ended December 31, 2014, we recorded a $127.6 million loss on extinguishment of debt associated with five unsecured note tender offers and one early unsecured note redemption, reducing diluted earnings per share/unit and diluted FFO per share by $0.35. We also recorded transaction expenses related to the spin‑off of Washington Prime Group Inc., or Washington Prime, of $38.2 million or $0.10 per share/unit. 2014 FFO includes results for five months of Washington Prime of $146.2 million or $0.40 per share.

(5)	Represents dividends per share of Simon common stock/distributions per unit of Operating Partnership units declared per period.
(6)

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of Simon® malls, Premium Outlets®, and The Mills®. As of December 31, 2017, we owned or held an interest in 207 income‑producing properties in the United States, which consisted of 107 malls, 68 Premium Outlets, 14 Mills, four lifestyle centers, and 14 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at 25 properties in the United States, Canada and Asia. We have one outlet under development in the United States. Internationally, as of December 31, 2017, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, two Premium Outlets in Canada, two Premium Outlets in Malaysia and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe, of which six properties are consolidated, and one Designer Outlet property in Canada. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, France, Germany and the United Kingdom. We also have three international outlet properties under development. As of December 31, 2017, we also owned a 21.0% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company, which owns, or has an interest in, shopping centers located in 16 countries in Europe.

We generate the majority of our revenues from leases with retail, dining, entertainment and other tenants, including:

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $0.37 during 2017 to $6.24 as compared to $5.87 in 2016. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

•	improved operating performance and solid core business fundamentals in 2017 and the impact of our acquisition and expansion activity,
•	2017 gains of $21.5 million, or $0.06 per diluted share/unit, from the sales of marketable securities,
•	increased consolidated lease settlement activity in 2017 of $23.0 million, or $0.06 per diluted share/unit,
•	decreased interest expense in 2017 of $48.2 million, or $0.13 per diluted share/unit,
•	a decrease in charges on early extinguishment of debt of $8.2 million, or $0.02 per diluted share/unit, and
•	a 2016 charge on the write-off of pre-development costs of $31.5 million, or $0.08 per diluted share/unit, partially offset by
•

a 2016 gain on acquisitions and disposals of $84.6 million, or $0.23 per diluted share/unit, related to a non-cash gain on the consolidation of additional properties of $41.4 million, or $0.11 per diluted share/unit, a gain on the disposition of our interest in seven properties of $35.1 million, or $0.10 per diluted share/unit, and a gain related to Klépierre’s sale of certain assets of which our share of the gain was $8.1 million, or $0.02 per diluted share/unit, and

•	a 2016 gain related to the disposition of our interest in two multi-family residential investments of $29.0 million, net of taxes, or $0.08 per diluted share/unit.

Solid core business fundamentals during 2017 were primarily driven by strong leasing activity. Portfolio NOI grew by 4.5% in 2017 as compared to 2016. Comparable property NOI grew 3.2% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased to $628 psf at December 31, 2017 from $614 psf at

December 31, 2016 for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 2.9% to $53.11 psf as of December 31, 2017, from $51.59 psf as of December 31, 2016. Leasing spreads in our U.S. Malls and Premium Outlets were positive as we were able to lease available square feet at higher rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $7.42 psf ($72.68 openings compared to $65.26 closings) as of December 31, 2017, representing an 11.4% increase. Ending occupancy for our U.S. Malls and Premium Outlets decreased 1.2% to 95.6% as of December 31, 2017, from 96.8% as of December 31, 2016.

Our effective overall borrowing rate at December 31, 2017 on our consolidated indebtedness decreased 14 basis points to 3.25% as compared to 3.39% at December 31, 2016. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 16 basis points (3.30% at December 31, 2017 as compared to 3.46% at December 31, 2016) partially offset by an increase in the effective overall borrowing rate on variable rate debt of 45 basis points (2.19% at December 31, 2017 as compared to 1.74% at December 31, 2016). At December 31, 2017, the weighted average years to maturity of our consolidated indebtedness was 7.0 years as compared to 7.4 years at December 31, 2016.

Our financing activity for the year ended December 31, 2017 and material subsequent events included:

•

Increasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $104.1 million through the issuance of U.S. dollar denominated notes.

•	Repaying our Euro denominated borrowings of $79.3 million (U.S. dollar equivalent) under the Commercial Paper program.
•

Completing the issuance, on June 1, 2017, of $600.0 million of senior unsecured notes at a fixed annual interest rate of 2.63% with a maturity date of June 15, 2022 and $750.0 million of senior unsecured notes at a fixed annual interest rate of 3.38% with a maturity date of June 15, 2027.

•

Completing the issuance, on December 11, 2017, of $600.0 million of senior unsecured notes at a fixed annual interest rate of 2.75% with a maturity date of June 1, 2023 and $750.0 million of senior unsecured notes at a fixed annual interest rate of 3.38% with a maturity date of December 1, 2027.

•	Redeeming at par $600 million of senior unsecured notes with a fixed interest rate of 2.15%.
•

Completing the early redemption of a series of senior unsecured notes comprising $1.25 billion with a fixed interest rate of 5.65%. We recorded a $128.6 million loss on extinguishment of debt in the second quarter of 2017 as a result of the early redemption.

•	Redeeming at par $750.0 million of senior unsecured notes with a fixed interest rate of 1.50% on January 3, 2018.

United States Portfolio Data

The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy, average base minimum rent per square foot, and total sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove disposed properties in the year of disposition. For comparative information purposes, we separate the information related to The Mills from our other U.S. operations. We also do not include any information for properties located outside the United States.

The following table sets forth these key operating statistics for:

•	properties that are consolidated in our consolidated financial statements,
•	properties we account for under the equity method of accounting as joint ventures, and
•	the foregoing two categories of properties on a total portfolio basis.

		%/Basis Points			%/Basis Points
	2017	Change (1)		2016	Change (1)		2015
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.8%	-130	bps	97.1%	+70	bps	96.4%
Unconsolidated	95.1%	-70	bps	95.8%	+50	bps	95.3%
Total Portfolio	95.6%	-120	bps	96.8%	+70	bps	96.1%
Average Base Minimum Rent per Square Foot
Consolidated	$51.34	2.8%		$49.94	5.4%		$47.39
Unconsolidated	$57.58	3.0%		$56.19	4.8%		$53.64
Total Portfolio	$53.11	2.9%		$51.59	5.4%		$48.96
Total Sales per Square Foot
Consolidated	$613	2.2%		$600	(1.2)%		$607
Unconsolidated	$671	1.7%		$660	(0.8)%		$665
Total Portfolio	$628	2.3%		$614	(1.0)%		$620
The Mills:
Ending Occupancy	98.4%	0	bps	98.4%	-10	bps	98.5%
Average Base Minimum Rent per Square Foot	$30.98	6.6%		$29.07	7.1%		$27.14
Total Sales per Square Foot	$587	3.8%		$565	(0.5)%		$568

(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During 2017, we signed 849 new leases and 1,302 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 6.7 million square feet, of which 5.0 million square feet related to consolidated properties. During 2016, we signed 960 new leases and 1,270 renewal leases with a fixed minimum rent, comprising approximately 7.3 million square feet, of which 5.4 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $59.45 per square foot in 2016 and $58.60 per square foot in 2017 with an average tenant allowance on new leases of $39.29 per square foot and $50.53 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	December 31,	%/basis point	December 31,	%/basis point	December 31,
	2017	Change	2016	Change	2015
Ending Occupancy	99.9%	40 bps	99.5%	-30 bps	99.8%
Total Sales per Square Foot	¥105,138	5.17%	¥99,971	-1.60%	¥101,574
Average Base Minimum Rent per Square Foot	¥5,062	0.48%	¥5,038	1.43%	¥4,967

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a summary of our significant accounting policies, see Note 3 of the notes to the consolidated financial statements.

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

•

We make estimates as part of our valuation of the purchase price of acquisitions (including the components of excess investment in joint ventures) to the various components of the acquisition based upon the relative fair value of each component. The most significant components of our valuations are typically the determination of relative fair value to the buildings as‑if‑vacant, land and market value of in‑place leases. In the case of the fair value of buildings and fair value of land and other intangibles, our estimates of the values of these components will affect the amount of depreciation or amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in‑place leases, we make our best estimates of the tenants’ ability to pay rents based upon the tenants’ operating performance at the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in‑place leases.

•

A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre‑construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy and cease capitalization of costs upon opening.

Results of Operations

In addition to the activity discussed above in the “Results Overview” section, the following acquisitions, dispositions, and openings of consolidated properties affected our consolidated results in the comparative periods:

•	On April 21, 2017, through our European investee, we acquired Rosada Designer Outlet, a 247,500 square foot center in Roosendaal, Netherlands. We have a 94% interest in this center.
•	On April 13, 2017, through our European investee, we opened Provence Designer Outlet, a 269,000 square foot center in Miramas, France. We have a 90% interest in this new center.
•	During 2016, we disposed of three retail properties.
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

In addition to the activities discussed above and in “Results Overview”, the following acquisitions, dispositions, and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

•	During 2017, we disposed of our interest in one retail property.
•	On September 14, 2017, we and our partner opened The Shops at Clearfork, a 500,000 square foot center in Fort Worth, Texas. We have a 45% noncontrolling interest in this new center.
•	On June 29, 2017, we and our partner opened Norfolk Premium Outlets, a 332,000 square foot center in Norfolk, Virginia. We have a 65% noncontrolling interest in this new center.
•	On June 15, 2017, we and our partner opened Genting Highlands Premium Outlets in Kuala Lumpur, Malaysia. We have a 50% noncontrolling interest in this 278,000 square foot center.
•	On April 6, 2017, we and our partner opened Siheung Premium Outlets, a 444,400 square foot center in Siheung (Seoul), South Korea. We have a 50% noncontrolling interest in this new center.

•	During 2016, we disposed of our interests in four retail properties.
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

•	On June 24, 2016, we and our partner opened a 355,000 square foot outlet center in Columbus, Ohio. We have a 50% noncontrolling interest in this new center.
•	On April 14, 2016, we acquired a 50.0% noncontrolling interest in The Shops at Crystals, a 262,000 square foot mall in Las Vegas, Nevada.
•	On February 1, 2016, through our European investee, we and our partner acquired a 75.0% noncontrolling interest in an outlet center in Ochtrup, Germany.
•	During 2015, we disposed of our interests in three retail properties.
•

During the third quarter of 2015, we closed on our joint venture with Hudson’s Bay Company, or HBC, whereby we currently have an 11.7% noncontrolling interest in a newly formed entity, HBS Global Properties, or HBS. HBC contributed 42 of its properties in the U.S. to HBS. Later in the third quarter of 2015, the joint venture acquired an additional 41 properties in Germany concurrently with HBC’s acquisition of Galeria Holding, the parent company of Germany’s leading department store, Kaufhof, as further discussed in Note 7 of the notes to the consolidated financial statements. All of the joint venture’s properties have been leased to affiliates of HBC.

•	On August 13, 2015, we and our partner opened Gloucester Premium Outlets, a 370,000 square foot outlet center. We have a 50% noncontrolling interest in this new center.
•	On July 9, 2015, through our European investee, we and our partner opened Vancouver Designer Outlet, a 242,000 square foot outlet center. We have a 45% noncontrolling interest in this new center.

For the purposes of the following comparisons between the years ended December 31, 2017 and 2016 and the years ended December 31, 2016 and 2015, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned and operated in both years in the year‑to‑year comparisons.

During the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant damage as a result of Hurricane Maria.  For purposes of the below comparisons, these properties are also included in the property transactions due to the fact they were not open for business during the entirety of the periods being compared.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Minimum rents increased $81.5 million during 2017, of which the property transactions accounted for $30.2 million of the increase. Comparable rents increased $51.3 million, or 1.6%, primarily attributable to an increase in base minimum rents as well as incremental revenue from our redevelopment and expansion activity.  Overage rent decreased $14.0 million primarily as a result of an increase in the overage breakpoints as compared to 2016.

Tenant reimbursements increased $38.1 million, due to a $10.0 million increase attributable to the property transactions and a $28.1 million, or 2.0%, increase in the comparable properties due to annual fixed contractual increases related to common area maintenance and real estate tax recoveries.

Management fees and other revenues decreased $22.6 million related to final fees from Washington Prime in 2016 and lower development fees as compared to 2016.

Total other income increased $20.4 million, primarily due to a $23.0 million increase in lease settlement income, gains on the sales of marketable securities of $21.5 million, an $8.4 million increase in Simon Brand Venture and gift card revenues, a $3.0 million increase in dividend and net other revenue, and a $2.7 million increase in land and other non-retail real estate sales, partially offset by a $38.2 million pre-tax gain during 2016 on the sale of our interests in two multi-family residential investments.

Depreciation and amortization expense increased $22.8 million primarily due to the additional depreciable assets related to the property transactions and our continued redevelopment and expansion activities.

Provision for credit losses increased $4.0 million as a result of an increase in tenant bankruptcies as compared to 2016.

Home and regional office costs decreased $23.3 million as a result of expense management and lower personnel expenses, including executive compensation.

General and administrative expenses decreased $13.1 million due to expense management and lower personnel expenses, including executive compensation.

Other expenses increased $14.5 million primarily due to an increase in legal fees and expenses.

Interest expense decreased $48.2 million primarily due to the net impact of our financing activities during 2017 and 2016 and the reduction in our effective overall borrowing rate as previously discussed.

During 2017, we recorded a loss on extinguishment of debt of $128.6 million as a result of an early redemption of a series of senior unsecured notes.  During 2016, we recorded a loss on extinguishment of debt of $136.8 million as a result of an early redemption of senior unsecured notes.

Income and other taxes decreased $6.3 million primarily as a result of a taxable gain on the sale of a multi-family residential investment during 2016.

Income from unconsolidated entities increased $46.9 million primarily as a result of favorable results of operations from our international joint venture investments, our investment in Aéropostale and our acquisition and development activity.

During 2017, we recorded a $5.0 million gain related to Klépierre’s sale of certain assets, partially offset by the disposition of our interest in one unconsolidated retail property that resulted in a loss of $1.3 million.  During 2016, we recorded a gain related to Klépierre’s sale of certain assets, our sale of three consolidated retail properties and disposition of our interests in four unconsolidated retail properties. The aggregate gain on the transactions was $43.2 million.  We also recorded a non-cash remeasurement gain of $41.4 million related to the change in control of our interest in the European outlet properties as further discussed in Note 7 of the notes to the consolidated financial statements.

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

Other expenses increased $14.1 million primarily due to the write off of pre-development costs of $31.5 million related to the Copley residential tower project that we are no longer pursuing, partially offset by a decrease in legal fees and expenses and a more favorable net foreign currency revaluation impact on foreign currency‑denominated assets and liabilities during 2015.

Interest expense decreased $66.1 million primarily due to the net impact of our financing activities during 2016 and 2015 and the reduction in our effective overall borrowing rate.

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

During 2016, we recorded a gain related to Klépierre’s sale of certain assets, our sale of three consolidated retail properties and disposition of our interests in four unconsolidated retail properties. The aggregate gain on the transactions was $43.2 million.  We also recorded a non-cash remeasurement gain of $41.4 million related to the change in control of our interest in the European outlet properties as further discussed in Note 7 of the notes to the consolidated financial statements.  During 2015, we disposed of our interests in three unconsolidated retail properties, resulting in a gain of $43.6 million and we recorded a non‑cash gain on Klépierre’s acquisition of Corio of $206.9 million as discussed in Note 7 of the notes to the consolidated financial statements.

Simon’s net income attributable to noncontrolling interests decreased $15.8 million primarily due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long‑lived income‑producing assets, our financing strategy relies primarily on long‑term fixed rate debt. Floating rate debt comprised only 4.6% of our total consolidated debt at December 31, 2017. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $4.0 billion in the aggregate during 2017. The Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility. The Operating Partnership also has a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $922.3 million during 2017 to $1.5 billion as of December 31, 2017 as further discussed in “Cash Flows” below.

On December 31, 2017, we had an aggregate available borrowing capacity of approximately $6.2 billion under the Credit Facilities, net of outstanding borrowings of $322.6 million, amounts outstanding under the Commercial Paper program of $978.5 million and letters of credit of $20.9 million. For the year ended December 31, 2017, the maximum aggregate outstanding balance under the Credit Facilities was $960.9 million and the weighted average outstanding balance was $455.5 million. The weighted average interest rate was 1.31% for the year ended December 31, 2017.

Simon has historically had access to public equity markets and the Operating Partnership has historically had access to private and public long-term and short-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

Our business model and Simon’s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facilities and the Commercial Paper program to address our debt maturities and capital needs through 2018.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $4.0 billion during 2017. In addition, we had net proceeds from our debt financing and repayment activities, including the $128.6 million debt extinguishment charge, of $1.1 billion in 2017. These activities are further discussed below under “Financing and Debt.” During 2017, we also:

•

funded the acquisition of our interest in an international retail property, funded the acquisition of an additional interest in an existing international property, and funded the acquisition of additional interests in the real estate assets and/or rights to terminate leases related to twelve Sears stores located at our malls, the aggregate cash portion of which was $264.5 million,
•	paid stockholder dividends and unitholder distributions totaling approximately $2.6 billion and preferred unit distributions totaling $5.3 million,
•

funded consolidated capital expenditures of $732.1 million (including development and other costs of $60.6 million, redevelopment and expansion costs of $473.4 million, and tenant costs and other operational capital expenditures of $198.1 million),

•	funded investments in unconsolidated entities of $157.2 million,
•	funded the repurchase of our common stock of $407.0 million, and
•	received proceeds on the sale of marketable securities of $56.3 million.

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

We expect to generate positive cash flow from operations in 2018, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from the Credit Facilities and Commercial Paper program, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt

Unsecured Debt

At December 31, 2017, our unsecured debt consisted of $16.5 billion of senior unsecured notes of the Operating Partnership, $322.6 million outstanding under the Operating Partnership’s Supplemental Facility, and $978.5 million outstanding under the Operating Partnership’s Commercial Paper program. The December 31, 2017 balance on the Supplemental Facility included $197.6 million (U.S. dollar equivalent) of Yen-denominated borrowings.  Foreign currency denominated borrowings under the Supplemental Facility are designated as net investment hedges of a portion of our international investments.

On December 31, 2017, we had an aggregate available borrowing capacity of $6.2 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the year ended December 31, 2017 was $960.9 million and the weighted average outstanding balance was $455.5 million. Letters of credit of $20.9 million were outstanding under the Credit Facilities as of December 31, 2017.

On March 17, 2017, the Operating Partnership amended and extended the Credit Facility. The initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.  Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined.  The initial maturity date of the Credit Facility was extended to June 30, 2021 and can be extended for an additional year to June 30, 2022 at our sole option, subject to our continued compliance with the terms thereof.  The base interest rate on the Credit Facility was reduced to LIBOR plus 77.5 basis points from LIBOR plus 80 basis points, with a facility fee of 10 basis points.

The Supplemental Facility’s borrowing capacity of $3.5 billion may be increased to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019, which can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof.  The base interest rate on the

Supplemental Facility is LIBOR plus 80 basis points, with an additional facility fee of 10 basis points. The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

On February 15, 2018, the Operating Partnership amended and extended the Supplemental Facility. The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term. The initial maturity date of the Supplemental Facility was extended to June 30, 2022 and can be extended for an additional year to June 30, 2023 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility was reduced to LIBOR plus 77.5 basis points from LIBOR plus 80 basis points, with a facility fee of 10 basis points.

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2017, we had $978.5 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 1.40%.  These borrowings mature on various dates through March 15, 2018 and reduce amounts otherwise available under the Credit Facilities.

On June 1, 2017, the Operating Partnership completed the issuance of $600.0 million of senior unsecured notes at a fixed interest rate of 2.63% with a maturity date of June 15, 2022 and $750.0 million of senior unsecured notes at a fixed interest rate of 3.38% with a maturity date of June 15, 2027. Proceeds from the unsecured notes offering were used to fund the early redemption of senior unsecured notes in June 2017 as discussed below, and to pay down the Credit Facility.

On December 11, 2017, the Operating Partnership completed the issuance of $600.0 million of senior unsecured notes at a fixed interest rate of 2.75% with a maturity date of June 1, 2023 and $750.0 million of senior unsecured notes at a fixed interest rate of 3.38% with a maturity date of December 1, 2027. Proceeds from the unsecured notes offering were used to redeem at par $750 million of senior unsecured notes with a fixed interest rate of 1.50% on January 3, 2018 and for general business purposes.

During 2017, the Operating Partnership redeemed at par $600.0 million of senior unsecured notes with a fixed interest rate of 2.15% and completed the early redemption of a series of senior unsecured notes comprising $1.25 billion with a fixed interest rate of 5.65%. The Operating Partnership recorded a $128.6 million loss on extinguishment of debt in the second quarter of 2017 as a result of the early redemption.

Mortgage Debt

Total mortgage indebtedness was $6.9 billion and $6.5 billion at December 31, 2017 and 2016, respectively.

On April 21, 2017, as discussed in Note 7, through our European investee, we acquired Rosada Designer Outlet in Roosendaal, Netherlands, subject to an existing EURIBOR-based variable rate mortgage loan of $40.1 million (U.S. dollar equivalent).

Covenants

Our unsecured debt agreements contain financial covenants and other non‑financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2017, we were in compliance with all covenants of our unsecured debt.

At December 31, 2017, we or our subsidiaries were the borrowers under 47 non‑recourse mortgage notes secured by mortgages on 50 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2017, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually or in the aggregate, giving effect to applicable cross‑default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2017 and 2016, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	December 31, 2017	Interest Rate(1)	December 31, 2016	Interest Rate(1)
Fixed Rate	$23,374,732	3.30%	$22,083,330	3.46%
Variable Rate	1,189,311	2.19%	893,774	1.74%
	$24,564,043	3.25%	$22,977,104	3.39%

(1)	Effective weighted average interest rate excludes the impact of net discounts, debt issuance costs and other debt obligations of $68.2 million.

Contractual Obligations and Off-balance Sheet Arrangements

In regards to long‑term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2017, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2018	2019 - 2020	2021 - 2022	After 2022	Total
Long Term Debt (1) (5)	$2,060,959	$3,207,081	$6,679,635	$12,761,890	$24,709,565
Interest Payments (2)	837,976	1,603,005	1,200,005	3,191,334	6,832,320
Consolidated Capital Expenditure Commitments (3)	228,057	—	—	—	228,057
Lease Commitments (4)	26,401	50,765	47,947	655,309	780,422

(1)	Excludes the impact of net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the LIBOR or other applicable rate at December 31, 2017.
(3)

Represents contractual commitments for capital projects and services at December 31, 2017. Our share of estimated 2017 development, redevelopment and expansion activity is further discussed below under “Development Activity”.

(4)	Represents only the minimum non‑cancellable lease period, excluding applicable lease extension and renewal options.
(5)	The amount due in 2018 includes $978.5 million in Global Commercial Paper – USD and $750.0 million of senior unsecured notes redeemed at par on January 3, 2018.

Our off‑balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 7 of the notes to the consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2017, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $211.6 million (of which we have a right of recovery from our venture partners of $10.8 million). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Hurricane Impacts

As discussed further in Note 11 of the notes to the consolidated financial statements, during the third quarter of 2017, certain of our properties experienced property damage and business interruption due to hurricane-related impacts in Texas, Florida and Puerto Rico.

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

Acquisitions. In February 2016, we and our partner, through our European investee, acquired a noncontrolling 75% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million. On July 25, 2016, this European investee also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice as well as the remaining interests in related expansion projects and working capital for cash consideration of approximately $159.7 million. This resulted in the consolidation of these two properties on the acquisition date, requiring a remeasurement of our previously held equity interest to fair value and the recognition of a non-cash gain of $29.3 million in earnings during the third quarter of 2016.

On April 21, 2017, this European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands for cash consideration of $69.8 million and the assumption of existing mortgage debt of $40.1 million. In May 2017, the assumed loan was refinanced with a $69.0 million mortgage due in 2024, after available extension options, with an interest rate of EURIBOR plus 1.85%.

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

Dispositions.  We may continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

During 2017, we disposed of our interests in one unconsolidated retail property. The loss recognized on this transaction was approximately $1.3 million. As discussed in Note 7 of the notes to the consolidated financial statements, Klépierre disposed of its interests in certain shopping centers, resulting in a gain of which our share was $5.0 million.

During 2016, we disposed of our interests in two unconsolidated multi-family residential investments, three consolidated retail properties, and four unconsolidated retail properties. Our share of the gross proceeds from these transactions was $81.8 million. The gain on the consolidated retail properties was $12.4 million. The gain on the unconsolidated retail properties was $22.6 million. The aggregate gain of $36.2 million from the sale of the two unconsolidated multi-family residential investments is included in other income and resulted in an additional $7.2 million in taxes included in income and other taxes. As discussed in Note 7 of the notes to the consolidated financial statements, Klépierre disposed of its interest in certain Scandinavian properties during the fourth quarter, resulting in a gain of which our share was $8.1 million.

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

On July 22, 2015, we closed on our joint venture with HBC, to which HBC contributed 42 properties in the U.S. and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling equity interest in HBS.  As of December 31, 2017, we have funded $68.3 million of this commitment. On

September 30, 2015, HBC announced it had closed on the acquisition of Galeria Holding, the parent company of Germany’s leading department store, Kaufhof. In conjunction with the closing, HBS acquired 41 Kaufhof properties in Germany from HBC. All of these properties have been leased to affiliates of HBC. We contributed an additional $178.5 million to HBS upon closing of the Galeria Holding transaction. Our noncontrolling equity interest in HBS is approximately 11.7% at December 31, 2017.

On April 13, 2015, we announced a joint venture with Sears Holdings, or Sears, whereby Sears contributed 10 of its properties located at our malls to the joint venture in exchange for a 50% noncontrolling interest in the joint venture.  Sears or its affiliates leased back each of the 10 properties from the joint venture.  Seritage Growth Properties, or Seritage, a public REIT formed by Sears, now holds Sears’ original 50% noncontrolling interest in the joint venture.  We contributed $114.0 million in cash in exchange for a 50% noncontrolling interest in the joint venture.  The joint venture has the right to recapture not less than 50% of the space leased to Sears to be used for purposes of redeveloping and releasing the recaptured space.

On November 3, 2017, we acquired additional interests in the real estate assets and/or rights to terminate leases related to twelve Sears stores located at our malls (including five stores previously held in our joint venture with Seritage), in order to redevelop these properties.  The total cost of this transaction was $184.6 million which is reflected as investment property.  Four of the Sears stores are at properties held in unconsolidated joint ventures, and should our partners participate in the transaction and related redevelopment, the cost of the transaction to us will be reduced by their proportionate share.  Our joint venture with Seritage now covers the former Sears properties located at five of our malls.

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants are underway at 25 properties in the United States and Canada.

Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $0.7 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 7-10% for all our new development, redevelopment and expansion projects.

Summary of Capital Expenditures.  The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2017	2016	2015
New Developments	$61	$103	$139
Redevelopments and Expansions	474	487	699
Tenant Allowances	127	110	91
Operational Capital Expenditures	70	98	92
Total	$732	$798	$1,021

New Domestic Developments, Redevelopments and Expansions.

During 2017, the following properties opened:

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

International Development Activity.

We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency‑denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2018 will be approximately $251 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these recently completed, new development and expansion projects as well as our share of the estimated total cost as of December 31, 2017 (in millions):

		Gross	Our	Our Share of	Our Share of	Projected
		Leasable	Ownership	Projected Net Cost	Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)	(in USD)	Date
New Development Projects:
Genting Highlands Premium Outlets	Kuala Lumpur, Malaysia	278,000	50%	MYR 120.7	$29.7	Opened Jun. - 2017
Siheung Premium Outlets	Siheung, Korea	444,400	50%	KRW 123,695	$115.9	Opened Apr. - 2017
Provence Designer Outlet	Miramas, France	269,000	90%	EUR 106.8	$128.0	Opened Apr. - 2017
Premium Outlet Collection - Edmonton International Airport	Edmonton (Alberta), Canada	428,000	50%	CAD 108.2	$86.2	May. - 2018
Querétaro Premium Outlets	Querétaro, Mexico	294,000	50%	MXN 441.7	$22.4	Oct. - 2018
Málaga Designer Outlet	Málaga, Spain	191,000	46%	EUR 41.4	$49.6	Nov. - 2018
Expansions:
Roermond Designer Outlet Phase 4	Roermond, Netherlands	125,000	46%	EUR 29.0	$34.7	Opened Apr. - 2017
Shisui Premium Outlets Phase 3	Shisui (Chiba), Japan	68,000	40%	JPY 1,541	$13.7	Oct. - 2018
Toronto Premium Outlets Phase 2	Toronto (Ontario), Canada	145,000	50%	CAD 58.0	$46.2	Nov. - 2018

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.85 per share in the fourth quarter of 2017 and $7.15 per share for the year ended December 31, 2017. The Operating Partnership paid distributions per unit for the same amounts. In 2016, Simon paid dividends of $1.65 and $6.50 per share for the three and twelve month periods ended December 31, 2016, respectively. The Operating Partnership paid distributions per unit for the same amounts. Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2018 of $1.95 per share of common stock payable on February 28, 2018 to stockholders of record on February 14, 2018. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On April 2, 2015, Simon’s Board of Directors authorized Simon to repurchase up to $2.0 billion of common stock over a twenty-four month period as market conditions warrant, and on February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the program through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant. During the year ended December 31, 2017, Simon repurchased 2,468,630 shares at an average price of $164.87 per share of its common stock as part of this program.

During the year ended December 31, 2016, Simon repurchased 1,409,197 shares at an average price of $181.14 per share as part of this program.  At December 31, 2017, we had remaining authority to repurchase approximately $1.0 billion of common stock.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

Forward‑Looking Statements

Certain statements made in this section or elsewhere in this Annual Report on Form 10-K may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and market conditions that adversely affect the general retail environment; the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; decreases in market rental rates; the intensely competitive market environment in the retail industry; the inability to lease newly developed properties and renew leases and relet space at existing properties on favorable terms; risks related to international activities, including, without limitation, the impact of Brexit; changes to applicable laws or regulations or the interpretation thereof; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; general risks related to real estate investments, including the illiquidity of real estate investments; the impact of our substantial indebtedness on our future operations; any disruption in the financial markets that adversely affects our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; changes in market rates of interest and foreign exchange rates for foreign currencies; changes in the value of our investments in foreign entities; our ability to hedge interest rate and currency risk; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks relating to our joint venture properties; environmental liabilities; changes in insurance costs, the availability of comprehensive insurance coverage; security breaches that could compromise our information technology or infrastructure; natural disasters; the potential for terrorist activities; and the loss of key management personnel. We discussed these and other risks and uncertainties under the heading "Risk Factors" in Part I, Item1A of this Annual Report on Form 10-K. We may update that discussion in subsequent other periodic reports, but, except as required by law, we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

You should understand that our computations of these non‑GAAP measures might not be comparable to similar measures reported by other REITs and that these non‑GAAP measures:

•	do not represent cash flow from operations as defined by GAAP,
•	should not be considered as alternatives to consolidated net income determined in accordance with GAAP as a measure of operating performance, and
•	are not alternatives to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	2017	2016	2015
	(in thousands)
Funds from Operations (A) (B)	$4,020,505	$3,792,951	$3,571,237
Change in FFO from prior period	6.0%	6.2%	10.4%
Consolidated Net Income	$2,244,903	$2,134,706	$2,139,375
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	1,260,865	1,236,476	1,160,916
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	540,718	527,976	533,330
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net (C)	(3,647)	(80,154)	(250,516)
Net income attributable to noncontrolling interest holders in properties	(13)	(7,218)	(2,984)
Noncontrolling interests portion of depreciation and amortization	(17,069)	(13,583)	(3,632)
Preferred distributions and dividends	(5,252)	(5,252)	(5,252)
FFO of the Operating Partnership (A) (B)	$4,020,505	$3,792,951	$3,571,237
FFO allocable to limited partners	529,595	512,361	514,044
Dilutive FFO allocable to common stockholders (A) (B)	$3,490,910	$3,280,590	$3,057,193
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$6.24	$5.87	$5.88
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	4.98	4.84	4.67
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net (C)	(0.01)	(0.22)	(0.69)
Diluted FFO per share (A) (B)	$11.21	$10.49	$9.86
Basic and Diluted weighted average shares outstanding	311,517	312,691	310,103
Weighted average limited partnership units outstanding	47,260	48,836	52,141
Basic and Diluted weighted average shares and units outstanding	358,777	361,527	362,244

(A)

Includes FFO of the Operating Partnership related to a gain on sale of marketable securities of $80.2 million, or $0.22 per diluted share/unit, for the year ended December 31, 2015. Includes Diluted FFO allocable to common stockholders of $68.6 million for the year ended December 31, 2015.

(B)

Includes FFO of the Operating Partnership related to a loss on extinguishment of debt of $128.6 million, $136.8 million, and $121.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. Includes Diluted FFO per share/unit related to a loss on extinguishment of debt of $0.36, $0.38, and $0.33 for the years ended December 31, 2017, 2016, and 2015, respectively. Includes Diluted FFO allocable to common stockholders of $111.7 million, $118.3 million, and $103.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

(C)

Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities for the year ended December 31, 2016 was $84.6 million. Noncontrolling interest portion of the gain was $4.4 million, or $0.01 per diluted share/unit, for the year ended December 31, 2016.

The following schedule reconciles consolidated net income to NOI and sets forth the computations of portfolio NOI and comparable property NOI.

	For the Year
	Ended December 31,
	2017	2016
	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$2,244,903	$2,134,706
Income and other taxes	23,343	29,678
Interest expense	809,393	857,554
Income from unconsolidated entities	(400,270)	(353,334)
Loss on extinguishment of debt	128,618	136,777
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(3,647)	(84,553)
Operating Income	2,802,340	2,720,828
Depreciation and amortization	1,275,452	1,252,673
NOI of consolidated entities	$4,077,792	$3,973,501
Reconciliation of NOI of unconsolidated entities:
Net Income	$839,226	$916,383
Interest expense	593,062	585,958
Loss (gain) on sale or disposal of assets and interests in unconsolidated entities	2,239	(101,051)
Operating Income	1,434,527	1,401,290
Depreciation and amortization	640,286	588,666
NOI of unconsolidated entities	$2,074,813	$1,989,956
Add: Our share of NOI from Klépierre, HBS, and other corporate investments	279,028	248,705
Total NOI	$6,431,633	$6,212,162
Less: Corporate and Other NOI Sources (1)	169,373	217,610
Portfolio NOI	$6,262,260	$5,994,552
Portfolio NOI Growth	4.5%
Less: Our share of NOI from Klépierre and HBS	267,789	248,705
Less: International Properties (2)	450,454	398,734
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	92,342	64,770
Comparable Property NOI (4)	$5,451,675	$5,282,343
Comparable Property NOI Growth	3.2%

(1)

Includes income components excluded from portfolio NOI and comparable property NOI (domestic lease termination income, interest income, land sale gains, straight line rent, above/below market lease amortization), gains on sale of marketable securities, Simon management company operations and other assets.

(2)	Includes International Premium Outlets and International Designer Outlets.
(3)	Includes total property NOI for properties undergoing redevelopment as well as incremental NOI for expansion properties not yet included in comparable properties.
(4)	Includes Malls, Premium Outlets, The Mills and Lifestyle Centers opened and operating as comparable for the period.

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

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

Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2017, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $6.1 million, and would decrease the fair value of debt by approximately $696.4 million.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Simon Property Group, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Simon Property Group, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Simon Property Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), of the Company and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Indianapolis, Indiana February 23, 2018

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Simon Property Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Indianapolis, Indiana February 23, 2018

Report of Independent Registered Public Accounting Firm

The Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Simon Property Group, L.P.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Simon Property Group, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), of the Partnership and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Indianapolis, Indiana February 23, 2018

Report of Independent Registered Public Accounting Firm

The Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (the Partnership) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Partnership’s auditor since 2002. Indianapolis, Indiana February 23, 2018

Simon Property Group, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2017	2016
ASSETS:
Investment properties, at cost	$36,393,464	$35,226,089
Less - accumulated depreciation	11,935,949	10,865,754
	24,457,515	24,360,335
Cash and cash equivalents	1,482,309	560,059
Tenant receivables and accrued revenue, net	742,672	664,619
Investment in unconsolidated entities, at equity	2,266,483	2,367,583
Investment in Klépierre, at equity	1,934,676	1,797,394
Deferred costs and other assets	1,373,983	1,353,588
Total assets	$32,257,638	$31,103,578
LIABILITIES:
Mortgages and unsecured indebtedness	$24,632,463	$22,977,104
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,269,190	1,214,022
Cash distributions and losses in unconsolidated entities, at equity	1,406,378	1,359,738
Other liabilities	520,363	455,040
Total liabilities	27,828,394	26,005,904
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	190,480	137,762
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	43,077	43,405
Common stock, $0.0001 par value, 511,990,000 shares authorized, 320,322,774 and 319,823,322 issued and outstanding, respectively	32	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,614,748	9,523,086
Accumulated deficit	(4,782,173)	(4,459,387)
Accumulated other comprehensive loss	(110,453)	(114,126)
Common stock held in treasury, at cost, 9,163,920 and 6,756,748 shares, respectively	(1,079,063)	(682,562)
Total stockholders’ equity	3,686,168	4,310,448
Noncontrolling interests	552,596	649,464
Total equity	4,238,764	4,959,912
Total liabilities and equity	$32,257,638	$31,103,578

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Year
	Ended December 31,
	2017	2016	2015
REVENUE:
Minimum rent	$3,440,009	$3,358,498	$3,142,347
Overage rent	147,471	161,508	194,070
Tenant reimbursements	1,532,923	1,494,804	1,445,623
Management fees and other revenues	121,259	143,875	158,466
Other income	296,978	276,544	325,597
Total revenue	5,538,640	5,435,229	5,266,103
EXPENSES:
Property operating	443,177	432,394	425,983
Depreciation and amortization	1,275,452	1,252,673	1,177,568
Real estate taxes	440,003	439,030	432,840
Repairs and maintenance	96,900	99,723	101,369
Advertising and promotion	150,865	142,801	134,854
Provision for credit losses	11,304	7,319	6,635
Home and regional office costs	135,150	158,406	154,816
General and administrative	51,972	65,082	60,329
Other	131,477	116,973	102,836
Total operating expenses	2,736,300	2,714,401	2,597,230
OPERATING INCOME	2,802,340	2,720,828	2,668,873
Interest expense	(809,393)	(857,554)	(923,697)
Loss on extinguishment of debt	(128,618)	(136,777)	(120,953)
Income and other taxes	(23,343)	(29,678)	(20,170)
Income from unconsolidated entities	400,270	353,334	284,806
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	3,647	84,553	250,516
CONSOLIDATED NET INCOME	2,244,903	2,134,706	2,139,375
Net income attributable to noncontrolling interests	296,941	295,810	311,655
Preferred dividends	3,337	3,337	3,337
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,944,625	$1,835,559	$1,824,383
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$6.24	$5.87	$5.88

Consolidated Net Income	$2,244,903	$2,134,706	$2,139,375
Unrealized (loss) gain on derivative hedge agreements	(35,112)	39,472	17,122
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(12,122)	149,622	(69,189)
Currency translation adjustments	45,766	(28,646)	(160,312)
Changes in available-for-sale securities and other	5,733	3,192	(11,200)
Comprehensive income	2,249,168	2,298,346	1,915,796
Comprehensive income attributable to noncontrolling interests	297,534	320,890	279,720
Comprehensive income attributable to common stockholders	$1,951,634	$1,977,456	$1,636,076

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,244,903	$2,134,706	$2,139,375
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	1,357,351	1,327,946	1,239,214
Loss on debt extinguishment	128,618	136,777	120,953
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(3,647)	(84,553)	(250,516)
Pre-development project cost charge	—	31,490	—
Gains on sales of marketable securities	(21,541)	—	(80,187)
Straight-line rent	(26,543)	(46,656)	(54,129)
Equity in income of unconsolidated entities	(400,270)	(353,334)	(284,806)
Distributions of income from unconsolidated entities	374,101	331,627	271,998
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	(26,170)	16,277	9,918
Deferred costs and other assets	(132,945)	(43,797)	(122,677)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	99,931	(77,789)	35,542
Net cash provided by operating activities	3,593,788	3,372,694	3,024,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(264,488)	(499,976)	(1,410,881)
Funding of loans to related parties	(71,532)	—	—
Repayments of loans to related parties	—	8,207	—
Capital expenditures, net	(732,100)	(798,465)	(1,020,924)
Cash impact from the consolidation of properties	7,536	59,994	—
Net proceeds from sale of assets	19,944	36,558	33,015
Investments in unconsolidated entities	(157,173)	(312,160)	(329,928)
Purchase of marketable and non-marketable securities	(25,000)	(38,809)	(59,523)
Proceeds from sales of marketable and non-marketable securities	56,268	42,600	504,012
Distributions of capital from unconsolidated entities and other	405,078	533,025	821,509
Net cash used in investing activities	(761,467)	(969,026)	(1,462,720)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(328)	(328)	(285)
Purchase of shares related to stock grant recipients' tax withholdings	(2,789)	(4,299)	(3,301)
Purchase of treasury stock and limited partner units	(407,002)	(255,267)	(505,691)
Distributions to noncontrolling interest holders in properties	(11,295)	(9,731)	(8,041)
Contributions from noncontrolling interest holders in properties	382	1,507	4,552
Preferred distributions of the Operating Partnership	(1,915)	(1,915)	(1,915)
Distributions to stockholders and preferred dividends	(2,231,259)	(2,037,542)	(1,879,182)
Distributions to limited partners	(338,602)	(316,428)	(314,944)
Loss on debt extinguishment	(128,618)	(136,777)	(120,953)
Proceeds from issuance of debt, net of transaction costs	11,668,026	14,866,205	10,468,667
Repayments of debt	(10,456,671)	(14,650,168)	(9,112,020)
Net cash used in financing activities	(1,910,071)	(2,544,743)	(1,473,113)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	922,250	(141,075)	88,852
CASH AND CASH EQUIVALENTS, beginning of period	560,059	701,134	612,282
CASH AND CASH EQUIVALENTS, end of period	$1,482,309	$560,059	$701,134

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity
Balance at December 31, 2014	$44,062	$31	$(61,041)	$9,422,237	$(4,208,183)	$(103,929)	$858,328	$5,951,505
Exchange of limited partner units (489,291 common shares, Note 10)				7,942			(7,942)	—
Series J preferred stock premium amortization	(329)							(329)
Stock incentive program (63,738 common shares, net)				(13,103)		13,103		—
Redemption of limited partner units				(147,841)			(14,843)	(162,684)
Amortization of stock incentive				13,692				13,692
Treasury stock purchase (1,903,340 shares)						(343,007)		(343,007)
Long-term incentive performance units							47,279	47,279
Issuance of unit equivalents and other, net (17,030 common shares repurchased)				43	(7,285)	(3,301)	4,537	(6,006)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				101,480			(101,480)	—
Distributions to common shareholders and limited partners, excluding Operating Partnership preferred interests					(1,879,182)		(314,944)	(2,194,126)
Distribution to other noncontrolling interest partners							(3,836)	(3,836)
Other comprehensive income			(191,645)				(31,934)	(223,579)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership					1,827,720		309,740	2,137,460
Balance at December 31, 2015	$43,733	$31	$(252,686)	$9,384,450	$(4,266,930)	$(437,134)	$744,905	$5,216,369
Exchange of limited partner units (5,020,919 common shares, Note 10)		1		73,755			(73,756)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (63,324 common shares, net)				(14,139)		14,139		—
Amortization of stock incentive				12,024				12,024
Treasury stock purchase (1,409,197 shares)						(255,267)		(255,267)
Long-term incentive performance units							48,324	48,324
Issuance of unit equivalents and other, net (21,041 common shares repurchased)					6,189	(4,300)	1,506	3,395
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				66,996			(66,996)	—
Distributions to common shareholders and limited partners, excluding Operating Partnership preferred interests					(2,037,542)		(316,428)	(2,353,970)
Distribution to other noncontrolling interest partners							(2,765)	(2,765)
Other comprehensive income			138,560				25,080	163,640
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and $4,301 attributable to noncontrolling redeemable interests in properties					1,838,896		289,594	2,128,490
Balance at December 31, 2016	$43,405	$32	$(114,126)	$9,523,086	$(4,459,387)	$(682,562)	$649,464	$4,959,912
Exchange of limited partner units (500,411 common shares, Note 10)				6,005			(6,005)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (76,660 common shares, net)				(13,289)		13,289		—
Amortization of stock incentive				13,911				13,911
Treasury stock purchase (2,468,630 shares)						(407,002)		(407,002)
Long-term incentive performance units							38,305	38,305
Issuance of unit equivalents and other, net (16,161 common shares repurchased)				241	(39,489)	(2,788)	383	(41,653)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				84,794			(84,794)	—
Distributions to common shareholders and limited partners, excluding Operating Partnership preferred interests					(2,231,259)		(338,602)	(2,569,861)
Distribution to other noncontrolling interest partners							(3,851)	(3,851)
Other comprehensive income			3,673				592	4,265
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and a $2,078 loss attributable to noncontrolling redeemable interests in properties					1,947,962		297,104	2,245,066
Balance at December 31, 2017	$43,077	$32	$(110,453)	$9,614,748	$(4,782,173)	$(1,079,063)	$552,596	$4,238,764

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	December 31,	December 31,
	2017	2016
ASSETS:
Investment properties, at cost	$36,393,464	$35,226,089
Less — accumulated depreciation	11,935,949	10,865,754
	24,457,515	24,360,335
Cash and cash equivalents	1,482,309	560,059
Tenant receivables and accrued revenue, net	742,672	664,619
Investment in unconsolidated entities, at equity	2,266,483	2,367,583
Investment in Klépierre, at equity	1,934,676	1,797,394
Deferred costs and other assets	1,373,983	1,353,588
Total assets	$32,257,638	$31,103,578
LIABILITIES:
Mortgages and unsecured indebtedness	$24,632,463	$22,977,104
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,269,190	1,214,022
Cash distributions and losses in unconsolidated entities, at equity	1,406,378	1,359,738
Other liabilities	520,363	455,040
Total liabilities	27,828,394	26,005,904
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	190,480	137,762
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	43,077	43,405
General Partner, 311,166,854 and 313,074,574 units outstanding, respectively	3,643,091	4,267,043
Limited Partners, 46,879,625 and 47,276,095 units outstanding, respectively	548,858	644,348
Total partners’ equity	4,235,026	4,954,796
Nonredeemable noncontrolling interests in properties, net	3,738	5,116
Total equity	4,238,764	4,959,912
Total liabilities and equity	$32,257,638	$31,103,578

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Year
	Ended December 31,
	2017	2016	2015
REVENUE:
Minimum rent	$3,440,009	$3,358,498	$3,142,347
Overage rent	147,471	161,508	194,070
Tenant reimbursements	1,532,923	1,494,804	1,445,623
Management fees and other revenues	121,259	143,875	158,466
Other income	296,978	276,544	325,597
Total revenue	5,538,640	5,435,229	5,266,103
EXPENSES:
Property operating	443,177	432,394	425,983
Depreciation and amortization	1,275,452	1,252,673	1,177,568
Real estate taxes	440,003	439,030	432,840
Repairs and maintenance	96,900	99,723	101,369
Advertising and promotion	150,865	142,801	134,854
Provision for credit losses	11,304	7,319	6,635
Home and regional office costs	135,150	158,406	154,816
General and administrative	51,972	65,082	60,329
Other	131,477	116,973	102,836
Total operating expenses	2,736,300	2,714,401	2,597,230
OPERATING INCOME	2,802,340	2,720,828	2,668,873
Interest expense	(809,393)	(857,554)	(923,697)
Loss on extinguishment of debt	(128,618)	(136,777)	(120,953)
Income and other taxes	(23,343)	(29,678)	(20,170)
Income from unconsolidated entities	400,270	353,334	284,806
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	3,647	84,553	250,516
CONSOLIDATED NET INCOME	2,244,903	2,134,706	2,139,375
Net income attributable to noncontrolling interests	13	7,218	2,984
Preferred unit requirements	5,252	5,252	5,252
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$2,239,638	$2,122,236	$2,131,139
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$1,944,625	$1,835,559	$1,824,383
Limited Partners	295,013	286,677	306,756
Net income attributable to unitholders	$2,239,638	$2,122,236	$2,131,139
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$6.24	$5.87	$5.88

Consolidated net income	$2,244,903	$2,134,706	$2,139,375
Unrealized (loss) gain on derivative hedge agreements	(35,112)	39,472	17,122
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(12,122)	149,622	(69,189)
Currency translation adjustments	45,766	(28,646)	(160,312)
Changes in available-for-sale securities and other	5,733	3,192	(11,200)
Comprehensive income	2,249,168	2,298,346	1,915,796
Comprehensive income attributable to noncontrolling interests	2,091	2,917	2,984
Comprehensive income attributable to unitholders	$2,247,077	$2,295,429	$1,912,812

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,244,903	$2,134,706	$2,139,375
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	1,357,351	1,327,946	1,239,214
Loss on debt extinguishment	128,618	136,777	120,953
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(3,647)	(84,553)	(250,516)
Pre-development project cost charge	—	31,490	—
Gains on sales of marketable securities	(21,541)	—	(80,187)
Straight-line rent	(26,543)	(46,656)	(54,129)
Equity in income of unconsolidated entities	(400,270)	(353,334)	(284,806)
Distributions of income from unconsolidated entities	374,101	331,627	271,998
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	(26,170)	16,277	9,918
Deferred costs and other assets	(132,945)	(43,797)	(122,677)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	99,931	(77,789)	35,542
Net cash provided by operating activities	3,593,788	3,372,694	3,024,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(264,488)	(499,976)	(1,410,881)
Funding of loans to related parties	(71,532)	—	—
Repayments of loans to related parties	—	8,207	—
Capital expenditures, net	(732,100)	(798,465)	(1,020,924)
Cash impact from the consolidation of properties	7,536	59,994	—
Net proceeds from sale of assets	19,944	36,558	33,015
Investments in unconsolidated entities	(157,173)	(312,160)	(329,928)
Purchase of marketable and non-marketable securities	(25,000)	(38,809)	(59,523)
Proceeds from sales of marketable and non-marketable securities	56,268	42,600	504,012
Distributions of capital from unconsolidated entities and other	405,078	533,025	821,509
Net cash used in investing activities	(761,467)	(969,026)	(1,462,720)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(328)	(328)	(285)
Purchase of units related to stock grant recipients' tax withholdings	(2,789)	(4,299)	(3,301)
Purchase of limited partner units	(407,002)	(255,267)	(505,691)
Distributions to noncontrolling interest holders in properties	(11,295)	(9,731)	(8,041)
Contributions from noncontrolling interest holders in properties	382	1,507	4,552
Partnership distributions	(2,571,776)	(2,355,885)	(2,196,041)
Loss on debt extinguishment	(128,618)	(136,777)	(120,953)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	11,668,026	14,866,205	10,468,667
Mortgage and unsecured indebtedness principal payments	(10,456,671)	(14,650,168)	(9,112,020)
Net cash used in financing activities	(1,910,071)	(2,544,743)	(1,473,113)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	922,250	(141,075)	88,852
CASH AND CASH EQUIVALENTS, beginning of period	560,059	701,134	612,282
CASH AND CASH EQUIVALENTS, end of period	$1,482,309	$560,059	$701,134

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity
Balance at December 31, 2014	$44,062	$5,049,115	$858,557	$(229)	$5,951,505
Series J preferred stock premium and amortization	(329)				(329)
Limited partner units exchanged to common units (489,291 units)		7,942	(7,942)		—
Stock incentive program (63,738 units, net)		—			—
Redemption of limited partner units (944,359 units)		(147,841)	(14,843)		(162,684)
Amortization of stock incentive		13,692			13,692
Treasury unit purchase (1,903,340 units)		(343,007)			(343,007)
Long-term incentive performance units			47,279		47,279
Issuance of unit equivalents and other (401,203 units and 17,030 common units)		(10,543)	—	4,537	(6,006)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		101,480	(101,480)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,875,845)	(314,944)	(3,836)	(2,197,962)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915	3,337	1,824,383	306,756	2,984	2,137,460
Other comprehensive income		(191,645)	(31,934)		(223,579)
Balance at December 31, 2015	$43,733	$4,427,731	$741,449	$3,456	$5,216,369
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (5,020,919 units)		73,756	(73,756)		—
Stock incentive program (63,324 common shares, net)		—			—
Amortization of stock incentive		12,024			12,024
Treasury unit purchase (1,409,197 units)		(255,267)			(255,267)
Long-term incentive performance units			48,324		48,324
Issuance of unit equivalents and other (482,779 units and 21,041 common units)		1,889	(2)	1,508	3,395
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		66,996	(66,996)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,034,205)	(316,428)	(2,765)	(2,356,735)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and $4,301 attributable to noncontrolling redeemable interests in properties	3,337	1,835,559	286,677	2,917	2,128,490
Other comprehensive income		138,560	25,080		163,640
Balance at December 31, 2016	$43,405	$4,267,043	$644,348	$5,116	$4,959,912
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (500,411 units)		6,005	(6,005)		—
Stock incentive program (76,660 common shares, net)		—			—
Amortization of stock incentive		13,911			13,911
Treasury unit purchase (2,468,630 units)		(407,002)			(407,002)
Long-term incentive performance units			38,305		38,305
Issuance of unit equivalents and other (103,941 units and 16,161 common units)		(42,036)	1	382	(41,653)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		84,794	(84,794)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,227,922)	(338,602)	(3,851)	(2,573,712)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and a $2,078 loss attributable to noncontrolling redeemable interests in properties	3,337	1,944,625	295,013	2,091	2,245,066
Other comprehensive income		3,673	592		4,265
Balance at December 31, 2017	$43,077	$3,643,091	$548,858	$3,738	$4,238,764

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of Simon®  malls, Premium Outlets®, and The Mills®.  As of December 31, 2017, we owned or held an interest in 207 income‑producing properties in the United States, which consisted of 107 malls, 68 Premium Outlets, 14 Mills, four lifestyle centers, and 14 other retail properties in 37 states and Puerto Rico. Internationally, as of December 31, 2017, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, two Premium Outlets in Canada, two Premium Outlets in Malaysia and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe, of which six properties are consolidated, and one Designer Outlet property in Canada. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, France, Germany and the United Kingdom. As of December 31, 2017, we also owned a 21.0% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

We generate the majority of our revenues from leases with retail, dining, entertainment and other tenants, including:

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

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2017 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During 2017 and 2016, we did not provide financial or other support to any identified VIE that we were not contractually obligated to provide.

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

As of December 31, 2017, we consolidated 134 wholly‑owned properties and 19 additional properties that are less than wholly‑owned, but which we control or for which we are the primary beneficiary. We account for the remaining 81 properties, or the joint venture properties, as well as our investment in Klépierre, Aéropostale, and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day‑to‑day operations of 58 of the 81 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, and the United Kingdom comprise 19 of the remaining 23 properties. These international properties are managed by joint ventures in which we share control.

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

Our weighted average ownership interest in the Operating Partnership was as follows:

	For the Year Ended
	December 31,
	2017	2016	2015
Weighted average ownership interest	86.8%	86.5%	85.6%

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

As of December 31, 2017 and 2016, our ownership interest in the Operating Partnership was 86.9%. We adjust the noncontrolling limited partners’ interest at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

	For the Year Ended
	December 31,
	2017	2016	2015
Capitalized interest	$24,754	$31,250	$32,664

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

Purchase Accounting

We allocate the purchase price of acquisitions and any excess investment in unconsolidated entities to the various components of the acquisition based upon the relative fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in‑place leases and we estimate:

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

The relative fair value of buildings is depreciated over the estimated remaining life of the acquired building or related improvements. We amortize tenant improvements, in‑place lease assets and other lease‑related intangibles over the remaining life of the underlying leases. We also estimate the value of other acquired intangible assets, if any, which are amortized over the remaining life of the underlying related intangibles.

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

Marketable and Non‑Marketable Securities

Marketable securities consist primarily of the investments of our captive insurance subsidiary, available‑for‑sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At December 31, 2017 and 2016, we had marketable securities of $103.3 million and $156.2 million, respectively, generally accounted for as available-for-sale, which are adjusted to their quoted market price with a corresponding adjustment in other comprehensive income (loss). Net unrealized gains recorded in accumulated other comprehensive income (loss) as of December 31, 2017 and 2016 were approximately $0.4 million and $15.4 million, respectively, and represent the valuation adjustments for our marketable securities.

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

Our insurance subsidiary is required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices.  The investments have a matching liability as the amounts are fully payable to the employees that earned the compensation.  Changes in value of these securities and changes to the matching liability to employees are both recognized in earnings and, as a result, there is no impact to consolidated net income.

On July 26, 2017, we sold our investment in certain marketable securities that were accounted for as available-for-sale securities, with the value adjusted to the quoted market price through other comprehensive income (loss). The aggregate proceeds received from the sale were $53.9 million, and we recognized a gain on the sale of $21.5 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2017.

On June 24, 2015, we sold our investment in certain marketable securities that were accounted for as available-for-sale securities, with the value adjusted to its quoted market price through other comprehensive income (loss). At the date of sale, we owned 5.71 million shares.  The aggregate proceeds received from the sale were $454.0 million, and we recognized a gain on the sale of $80.2 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2015.

At December 31, 2017 and 2016, we had investments of $227.5 million and $210.5 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no material adjustment in the carrying value was required.

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

The marketable securities we held at December 31, 2017 and 2016 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross liability balance of $18.1 million at December 31, 2017 and a gross asset value of $43.9 million at December 31, 2016.

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

Segment and Geographic Locations

Our primary business is the ownership, development, and management of premier shopping, dining, entertainment and mixed use real estate. We have aggregated our retail operations, including malls, Premium Outlets, The Mills, and our international investments into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same tenants.  As discussed in Note 7, we consolidated various European assets in 2016.  As of December 31, 2017, approximately 6.5% of our consolidated long-lived assets and 2.6% of our consolidated total revenues were derived from assets located outside the United States.  As of December 31, 2016, approximately 5.3% of our consolidated long-lived assets and 1.5% of our consolidated total revenues were derived from assets located outside the United States.

Deferred Costs and Other Assets

Deferred costs and other assets include the following as of December 31:

	2017	2016
Deferred lease costs, net	$250,442	$250,261
In-place lease intangibles, net	96,054	153,015
Acquired above market lease intangibles, net	92,405	112,024
Marketable securities of our captive insurance companies	55,664	58,142
Goodwill	20,098	20,098
Other marketable and non-marketable securities	275,130	308,591
Prepaids, notes receivable and other assets, net	584,190	451,457
	$1,373,983	$1,353,588

Deferred Lease Costs

Our deferred leasing costs consist primarily of capitalized salaries and related benefits in connection with lease originations. We record amortization of deferred leasing costs on a straight‑line basis over the terms of the related leases. Details of these deferred costs as of December 31 are as follows:

	2017	2016
Deferred lease costs	$485,977	$464,226
Accumulated amortization	(235,535)	(213,965)
Deferred lease costs, net	$250,442	$250,261

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

Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated statements of operations and comprehensive income include amortization of deferred leasing costs as follows:

	For the Year Ended December 31,
	2017	2016	2015
Amortization of deferred leasing costs	$54,323	$49,993	$43,788

Intangibles

The average remaining life of in‑place lease intangibles is approximately 3.0 years and is being amortized on a straight‑line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases is amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles is approximately 2.7 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $94.1 million and $116.1 million as of December 31, 2017 and 2016, respectively. The amount of amortization from continuing operations of above and below market leases, net, which increased revenue for the years ended December 31, 2017, 2016, and 2015, was $2.8 million, $5.4 million and $13.6 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings.

Details of intangible assets as of December 31 are as follows:

	2017	2016
In-place lease intangibles	$328,811	$395,713
Accumulated depreciation	(232,757)	(242,698)
In-place lease intangibles, net	$96,054	$153,015

	2017	2016
Acquired above market lease intangibles	$260,398	$254,581
Accumulated amortization	(167,993)	(142,557)
Acquired above market lease intangibles, net	$92,405	$112,024

Estimated future amortization and the increasing (decreasing) effect on minimum rents for our above and below market leases as of December 31, 2017 are as follows:

	Below	Above	Impact to
	Market	Market	Minimum
	Leases	Leases	Rent, Net
2018	$25,953	$(24,932)	$1,021
2019	22,048	(20,537)	1,511
2020	17,376	(16,305)	1,071
2021	8,395	(10,984)	(2,589)
2022	5,506	(7,876)	(2,370)
Thereafter	14,820	(11,771)	3,049
	$94,098	$(92,405)	$1,693

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

As of December 31, 2017, we had no outstanding interest rate derivatives. As of December 31, 2016, we had the following outstanding interest rate derivative:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swap	1	$250.0 million

The carrying value of our interest rate swap agreement, at fair value, as of December 31, 2016, was a net asset value of $21.1 million, all of which was included in deferred costs and other assets. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of December 31, 2017 and 2016, respectively.

We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Yen and Euro.   We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments.  Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in U.S. dollars for their fair value at or close to their settlement date.

We had the following Euro:USD forward contracts at December 31, 2017 and 2016 (in millions):

		Asset (Liability) Value as of
		December 31,	December 31,
Notional Value	Maturity Date	2017	2016
€50.0	August 11, 2017	$—	$15.5
€50.0	May 15, 2019	(2.4)	3.9
€50.0	May 15, 2019	(4.9)	1.5
€50.0	May 15, 2020	(5.2)	1.1
€50.0	May 14, 2021	(5.5)	0.6

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.  We have designated the above as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

The total gross accumulated other comprehensive income related to our derivative activities, including our share of the other comprehensive income from joint venture properties, approximated $9.3 million and $35.0 million as of December 31, 2017 and 2016, respectively.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows as of December 31:

	2017	2016
Limited partners’ interests in the Operating Partnership	$548,858	$644,348
Nonredeemable noncontrolling interests in properties, net	3,738	5,116
Total noncontrolling interests reflected in equity	$552,596	$649,464

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

A rollforward of noncontrolling interests for the years ended December 31 is as follows:

	2017	2016	2015
Noncontrolling interests, beginning of period	$649,464	$744,905	$858,328
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	297,104	289,594	309,740
Distributions to noncontrolling interest holders	(342,453)	(319,193)	(318,780)
Other comprehensive (loss) income allocable to noncontrolling interests:
Unrealized (loss) gain on derivative hedge agreements	(4,607)	5,444	2,543
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(1,587)	19,629	(9,925)
Currency translation adjustments	6,040	(209)	(22,749)
Changes in available-for-sale securities and other	746	216	(1,803)
	592	25,080	(31,934)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership	(84,794)	(66,996)	(101,480)
Units exchanged for common shares	(6,005)	(73,756)	(7,942)
Units redeemed	—	—	(14,843)
Long-term incentive performance units	38,305	48,324	47,279
Contributions by noncontrolling interests, net, and other	383	1,506	4,537
Noncontrolling interests, end of period	$552,596	$649,464	$744,905

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

A rollforward of noncontrolling interests for the years ended December 31 is as follows:

	2017	2016	2015
Noncontrolling nonredeemable interests (deficit) in properties, net — beginning of period	$5,116	$3,456	$(229)
Net income attributable to noncontrolling nonredeemable interests	2,091	2,917	2,984
Distributions to noncontrolling nonredeemable interestholders	(3,851)	(2,765)	(3,836)
Contributions by noncontrolling interests, net, and other	382	1,508	4,537
Noncontrolling nonredeemable interests in properties, net — end of period	$3,738	$5,116	$3,456

Accumulated Other Comprehensive Income (Loss)

Simon

The changes in components of our accumulated other comprehensive income (loss) consisted of the following net of noncontrolling interest as of December 31, 2017:

			Net unrealized
	Currency	Accumulated	gains (losses) on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(157,864)	$30,374	$13,364	$(114,126)
Other comprehensive income (loss) before reclassifications	39,726	(30,505)	4,987	14,208
Amounts reclassified from accumulated other comprehensive income (loss)	—	8,186	(18,721)	(10,535)
Net current-period other comprehensive income (loss)	39,726	(22,319)	(13,734)	3,673
Ending balance	$(118,138)	$8,055	$(370)	$(110,453)

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2017	2016	2015
	Amount reclassified	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	income (loss)	net income is presented
Currency translation adjustments	$—	$(136,806)	—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	—	17,948	—	Net income attributable to noncontrolling interests
	$—	$(118,858)	—

Accumulated derivative losses, net	$(9,419)	$(12,230)	$(10,998)	Interest expense
	—	(586)		Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	1,233	1,681	1,577	Net income attributable to noncontrolling interests
	$(8,186)	$(11,135)	$(9,421)

Realized gain on sale of marketable securities	$21,541	$—	$80,187	Other income
	(2,820)	—	(11,502)	Net income attributable to noncontrolling interests
	$18,721	$—	$68,685

The Operating Partnership

The changes in accumulated other comprehensive income (loss) by component consisted of the following as of December 31, 2017:

			Net unrealized
	Currency	Accumulated	gains (losses) on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(181,706)	$34,956	$15,383	$(131,367)
Other comprehensive income (loss) before reclassifications	45,766	(35,112)	5,733	16,387
Amounts reclassified from accumulated other comprehensive income (loss)	—	9,419	(21,541)	(12,122)
Net current-period other comprehensive income (loss)	45,766	(25,693)	(15,808)	4,265
Ending balance	$(135,940)	$9,263	$(425)	$(127,102)

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2017	2016	2015
	Amount reclassified	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	income (loss)	net income is presented
Currency translation adjustments	$—	$(136,806)	$—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	$—	$(136,806)	$—

Accumulated derivative losses, net	$(9,419)	$(12,230)	$(10,998)	Interest expense
	—	(586)	—	Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net
	$(9,419)	$(12,816)	$(10,998)

Realized gain on sale of marketable securities	$21,541	$—	$80,187	Other income
	$21,541	$—	$80,187

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

We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation or otherwise. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. As of December 31, 2017, for substantially all of our leases in the U.S. mall portfolio, we receive a fixed payment from the tenant for the CAM component which is recognized as revenue when earned. When not reimbursed by the fixed‑CAM component, CAM expense reimbursements are based on the tenant’s proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We also receive escrow payments for these reimbursements from substantially all our non‑fixed CAM tenants and monthly fixed CAM payments throughout the year. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.

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

Revenues from insurance premiums charged to unconsolidated properties are recognized on a pro‑rata basis over the terms of the policies. Insurance losses on these policies and our self‑insurance for our consolidated properties are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management’s estimates. Total insurance reserves for our insurance subsidiaries and other self‑insurance programs as of December 31, 2017 and 2016 approximated $81.8 million and $83.5 million, respectively, and are included in other liabilities in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiary is included within the “Marketable and Non‑Marketable Securities” section above.

Allowance for Credit Losses

We record a provision for credit losses based on our judgment of a tenant’s creditworthiness, ability to pay and probability of collection. In addition, we also consider the sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Accounts are written off when they are deemed to be no longer collectible. Presented below is the activity in the allowance for credit losses during the following years:

	For the Year Ended
	December 31,
	2017	2016	2015
Balance, beginning of period	$22,498	$30,094	$33,282
Provision for credit losses	11,304	7,319	6,635
Accounts written off, net of recoveries	(10,342)	(14,915)	(9,823)
Balance, end of period	$23,460	$22,498	$30,094

Income Taxes

Simon and certain subsidiaries of the Operating Partnership have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the entity to distribute at least 90% of REIT taxable income to its owners and meet certain other asset and income tests as well as other requirements. We intend to continue to adhere to these requirements and maintain Simon’s REIT status and that of the REIT subsidiaries. As REITs, these entities will generally not be liable for U.S. federal corporate income taxes as long as they distribute in excess of 100% of their REIT taxable income. Thus, we made no provision for U.S. federal income taxes for these entities in the accompanying consolidated financial statements. If Simon or any of the REIT subsidiaries fail to qualify as a REIT, and if available relief provisions do not apply, Simon or that entity will be subject to tax at regular corporate rates for the years in which it failed to qualify. If Simon or any of the REIT subsidiaries loses its REIT status it could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost unless the failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

As of December 31, 2017 and 2016, we had net deferred tax liabilities of $301.7 million and $265.7 million, respectively, which primarily relate to the temporary differences between the carrying value of balance sheet assets and liabilities and their tax bases. These differences were primarily created through the consolidation of various European assets in 2016 as discussed further in Note 7. Additionally, we have deferred tax liabilities related to our TRS subsidiaries, consisting of operating losses and other carryforwards for U.S. federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries, though these amounts are not material to the financial statements. The net deferred tax liability is included in other liabilities in the accompanying consolidated balance sheets.

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

 Our revenues impacted by this standard primarily include management, development, leasing and financing fee revenues for services performed related to various domestic joint ventures that we manage, licensing fees earned from various international properties, sales of real estate, including land parcels and operating properties, and other ancillary income earned at our properties. For the years ended December 31, 2017 and 2016, these revenues were less than 6.0% and 7.0% of consolidated revenue, respectively. The amount and timing of revenue recognition from our services to joint ventures, licensing fee arrangements and ancillary income is consistent with the prior measurement and pattern of recognition.  In addition, we do not actively sell operating properties as part of our core business strategy and, accordingly, the sale of properties does not generally constitute a significant part of our revenue and cash flows.  We adopted the standard using the modified retrospective approach on January 1, 2018 and there was no cumulative effect adjustment to recognize.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which will require entities to recognize changes in equity investments with readily determinable fair values in net income.  We recognized a cumulative effect adjustment of $7.3 million to beginning retained earnings as of January 1, 2018 to reclassify unrealized gains and losses previously reported in accumulated other

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

comprehensive income for equity investments with readily determinable fair values that are currently being accounted for as available for sale securities and certain investments currently being accounted for using the cost method for which the measurement alternative described below is not elected.  For those equity investments that do not have readily determinable fair values, the ASU permits the application of a measurement alternative using the cost of the investment, less any impairments, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer.  This guidance will be applied prospectively upon the occurrence of an event which establishes fair value to all other investments we currently account for using the cost method.

In February 2016, the FASB issued ASU 2016-02, "Leases," which will result in lessees recognizing most leased assets and corresponding lease liabilities on the balance sheet.  Lessor accounting will remain substantially similar to the current accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components.  ASU 2016-02 also limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase in expenses, though the amount of such change is highly dependent upon the leasing compensation structures in place at the time of adoption.

Substantially all of our revenues and the revenues of our equity method investments are earned from arrangements that are within the scope of ASU 2016-02.  Upon adoption of ASU 2016-02, consideration related to non-lease components identified in our lease arrangements will be accounted for using the guidance in ASU 2014-09, which we have determined would (i) necessitate that we reallocate consideration received under many of our lease arrangements between the lease and non-lease component, (ii) result in recognizing revenue allocated to our primary non-lease component (consideration received from fixed common area maintenance arrangements) on a straight-line basis and (iii) require separate presentation of revenue recognized from lease and non-lease components on our statement of operations.  However, on January 5, 2018, the FASB issued an Exposure Draft that proposes targeted improvements to ASU 2016-02, which include creating a practical expedient that would provide lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component.  If the FASB adopts this proposed update, we believe we would meet the criteria to account for lease and non-lease components as a single component, which would alleviate the requirement upon adoption of ASU 2016-02 that we reallocate or separately present lease and non-lease components. We would, however, recognize consideration received from fixed common area maintenance arrangements on a straight-line basis.

Further, upon adoption of ASU 2016-02, leases of land and other arrangements where we are the lessee will be recognized on our balance sheet. Undiscounted future minimum lease payments due under long-term ground leases with termination dates which range from 2019 to 2090, excluding extension options, over the entire term of these leases total approximately $780.4 million.  The adoption of the guidance will result in the recognition of leased assets and corresponding liabilities discounted over the life of the applicable leases.

We will adopt ASU 2016-02 and any subsequent amendments beginning in the first quarter of 2019. In the Exposure Draft issued on January 5, 2018, the FASB also proposed a transition option that would permit the application of the new guidance as of the adoption date rather than to all periods presented. We are currently evaluating the impact that the adoption of the new standard and the recently issued Exposure Draft will have on our consolidated financial statements and method of adoption.

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

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets,” which clarifies the scope and application of Accounting Standards Codification 610-20 on the sale or transfer of nonfinancial assets and in substance assets to noncustomers, including partial sales. The standard generally aligns the measurement of a retained interest in a nonfinancial asset with that of a retained interest in a business. It also eliminates the use of the carryover basis for contributions of real estate into a joint venture where control of the real estate is not retained, which will result in the recognition of a gain or loss upon contribution. We adopted the standard using the modified retrospective approach on January 1, 2018 and there was no cumulative effect adjustment to recognize.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which introduced amendments to the hedge accounting model to allow for better alignment with risk management practices in addition to simplifying the hedge accounting model.  The provisions may permit more risk management strategies to qualify for hedge accounting, including interest rate hedges and foreign currency hedges.  The new standard will be effective for us beginning on January 1, 2019 and early adoption is permitted.  We early adopted the ASU on January 1, 2018.  There was no impact on our consolidated financial statements at adoption.

4. Real Estate Acquisitions and Dispositions

We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of retail real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred $4.4 million in transaction costs during 2015 in connection with the acquisitions of Jersey Gardens and University Park Village, which are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. Other than these transaction costs, we incurred a minimal amount of transaction expenses during 2017, 2016, and 2015.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Our consolidated and unconsolidated acquisition and disposition activity for the periods presented are as follows:

2017 Acquisition

On April 21, 2017, our controlled European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands for cash consideration of $69.8 million and the assumption of existing mortgage debt of $40.1 million. In May 2017, the assumed loan was refinanced with a $69.0 million mortgage due in 2024, after available extension options, with an interest rate of EURIBOR plus 1.85%.

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

2017 Dispositions

During 2017, we disposed of our interest in one unconsolidated retail property. The loss recognized on this transaction was approximately $1.3 million. As discussed in Note 7, Klépierre disposed of its interests in certain shopping centers during the second quarter, resulting in a gain of which our share was $5.0 million.

2016 Dispositions

During 2016, we disposed of our interests in two unconsolidated multi-family residential investments, three consolidated retail properties, and four unconsolidated retail properties.  Our share of the gross proceeds from these transactions was $81.8 million.  The gain on the consolidated retail properties was $12.4 million. The gain on the unconsolidated retail properties was $22.6 million.  The aggregate gain of $36.2 million from the sale of the two unconsolidated multi-family residential investments is included in other income and resulted in an additional $7.2 million in taxes included in income and other taxes. As discussed in Note 7, Klépierre disposed of its interest in certain Scandinavian properties during the fourth quarter, resulting in a gain of which our share was $8.1 million.

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

Simon

	For the Year Ended December 31,
	2017	2016	2015
Net Income attributable to Common Stockholders — Basic and Diluted	$1,944,625	$1,835,559	$1,824,383
Weighted Average Shares Outstanding — Basic and Diluted	311,517,345	312,690,756	310,102,746

For the year ended December 31, 2017, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the years ended December 31, 2017, 2016, and 2015. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Year Ended December 31,
	2017	2016	2015
Net Income attributable to Unitholders — Basic and Diluted	$2,239,638	$2,122,236	$2,131,139
Weighted Average Units Outstanding — Basic and Diluted	358,776,632	361,526,633	362,244,154

For the year ended December 31, 2017, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the years ended December 31, 2017, 2016, and 2015. We accrue distributions when they are declared.

The taxable nature of the dividends declared and Operating Partnership distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2017	2016	2015
Total dividends/distributions paid per common share/unit	$7.15	$6.50	$6.05
Percent taxable as ordinary income	100.00%	99.70%	94.30%
Percent taxable as long-term capital gains	0.00%	0.30%	5.70%
	100.00%	100.00%	100.00%

In January 2018, Simon’s Board of Directors declared a quarterly cash dividend of $1.95 per share of common stock

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

payable on February 28, 2018 to stockholders of record on February 14, 2018. The Operating Partnership’s distribution rate on our units is equal to the dividend rate on Simon’s common stock.

6. Investment Properties

Investment properties consist of the following as of December 31:

	2017	2016
Land	$3,635,316	$3,568,935
Buildings and improvements	32,379,190	31,329,007
Total land, buildings and improvements	36,014,506	34,897,942
Furniture, fixtures and equipment	378,958	328,147
Investment properties at cost	36,393,464	35,226,089
Less — accumulated depreciation	11,935,949	10,865,754
Investment properties at cost, net	$24,457,515	$24,360,335
Construction in progress included above	$503,692	$506,211

7. Investments in Unconsolidated Entities

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 81 properties as of December 31, 2017 and 78 properties as of December 31, 2016.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of December 31, 2017 and 2016, we had construction loans and other advances to related parties totaling $87.0 million and $12.3 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Property Transactions

On September 15, 2016, we and our partners, through two separate joint ventures, acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  Our noncontrolling interest in the retail operations venture and in the licensing venture is 49.05% and 28.45%, respectively.  Our aggregate investment in the ventures was $33.1 million, which included our share of working capital funded into the retail business.  We eliminate our share of rents and other tenant charges on leasing activities with this venture.

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

On July 22, 2015, we closed on our transaction with Hudson’s Bay Company, or HBC, to which HBC contributed 42 properties in the U.S. and we committed to contribute $100.0 million for improvements to the properties contributed by HBC in exchange for a noncontrolling interest in the newly formed entity, HBS.  As of December 31, 2017, we have funded $68.3 million of this commitment.  On September 30, 2015, HBC announced it had closed on the acquisition of Galeria Holding, the parent company of Germany’s leading department store, Kaufhof.  In conjunction with the closing, HBS acquired 41 Kaufhof properties in Germany from HBC.  All of these properties have been leased to affiliates of HBC.  We contributed an additional $178.5 million to HBS upon closing of the Galeria Holding transaction.  Our noncontrolling equity interest in HBS is approximately 11.7% at December 31, 2017.  Our share of net income, net of amortization of our excess investment, was $4.8 million and $2.6 million for the three months ended December 31, 2017 and 2016, respectively, and $16.1 million and $15.2 million for the twelve months ended December 31, 2017 and 2016, respectively.  Total assets and total liabilities of HBS as of December 31, 2017 were $4.4 billion and $2.9 billion, respectively.  Total revenues, operating income and consolidated net income were approximately $351.0 million, $313.8 million and $220.2 million, respectively, for the year ended December 31, 2017 and $409.8 million, $233.2 million, and $128.7 million, respectively for the year ended December 31, 2016.

On April 13, 2015, we announced a joint venture with Sears Holdings, or Sears, whereby Sears contributed 10 of its properties located at our malls to the joint venture in exchange for a 50% noncontrolling interest in the joint venture.  Sears or its affiliates leased back each of the 10 properties from the joint venture.  Seritage Growth Properties, or Seritage, a public REIT formed by Sears, now holds Sears’ original 50% noncontrolling interest in the joint venture.  We contributed $114.0 million in cash in exchange for a 50% noncontrolling interest in the joint venture.  The joint venture has the right to recapture not less than 50% of the space leased to Sears to be used for purposes of redeveloping and releasing the recaptured space.

On November 3, 2017, we acquired additional interests in the real estate assets and/or rights to terminate leases related to twelve Sears stores located at our malls (including five stores previously held in our joint venture with Seritage), in order to redevelop these properties.  The total cost of this transaction was $184.6 million which is reflected as investment property.  Four of the Sears stores are at properties held in unconsolidated joint ventures, and should our partners participate in the transaction and related redevelopment, the cost of the transaction to us will be reduced by their proportionate share.  Our joint venture with Seritage now covers the former Sears properties located at five of our malls.

International Investments

We conduct our international operations primarily through joint venture arrangements and account for the majority of these international joint venture investments using the equity method of accounting.

European Investments.  At December 31, 2017, we owned 63,924,148 shares, or approximately 21.0%, of Klépierre, which had a quoted market price of $43.93 per share.  On July 29, 2014, Klépierre announced that it had entered into a conditional agreement to acquire Corio pursuant to which Corio shareholders received 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015, the tender offer transaction closed and the merger was completed on March 31, 2015, reducing our ownership from 28.9% at December 31, 2014 to 18.3%, resulting in a non-cash gain of $206.9 million that was required to be recognized in the first quarter of 2015 as if we had sold a proportionate share of our investment. On May 11, 2015, we purchased 6,290,000 additional shares of Klépierre for $279.4 million bringing our ownership to 20.3%. All of the excess investment related to this additional purchase has been determined to relate to investment property.  Our share of net income, net of amortization of our excess investment, was $50.0 million, $41.5 million and $6.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total assets, total liabilities, and noncontrolling interests were $21.8 billion, $13.7 billion, and $1.6 billion, respectively, as of December 31, 2017 and $19.8 billion, $11.8 billion, and $1.4 billion, respectively, as of December 31, 2016. Klépierre’s total revenues, operating

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

income and consolidated net income were approximately $1.5 billion, $545.7 million and $381.3 million, respectively, for the year ended December 31, 2017, $1.5 billion, $449.9 million and $310.9 million, respectively, for the year ended December 31, 2016, and $1.5 billion, $414.8 million and $181.2 million, respectively, for the year ended December 31, 2015.

During 2017, Klépierre completed the disposal of its interest in certain shopping centers. In connection with these disposals, we recorded a gain of $5.0 million, representing our share of the gains recognized by Klépierre, which is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

During the fourth quarter of 2016, Klépierre completed the disposal of certain properties.  In connection with these transactions, we recorded a gain of $8.1 million, which is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

We had an interest in a European investee that had interests in nine, seven, and six Designer Outlet properties, as of December 31, 2017, 2016, and 2015, respectively.  On January 1, 2016, we gained control of the entity through terms of the underlying venture agreement requiring a remeasurement of our previously held equity interest to fair value resulting in a non-cash gain of $12.1 million in earnings during the first quarter of 2016, including amounts reclassified from accumulated other comprehensive income (loss) related to the currency translation adjustment previously recorded on our investment. The gain is included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.  As a result of the change in control, we consolidated two of the outlet properties on January 1, 2016. The consolidation required us to recognize the entity's identifiable assets and liabilities at fair value in our consolidated financial statements along with the fair value of the related redeemable noncontrolling interest representing our partners' share. The fair value of the consolidated assets and liabilities relates primarily to investment property, investments in unconsolidated entities and assumed mortgage debt.  Due to certain redemption rights held by our venture partner, the noncontrolling interest is presented (i) in the accompanying Simon consolidated balance sheets outside of equity in limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and (ii) in the accompanying Operating Partnership consolidated balance sheets within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties.

In February 2016, we and our partner, through this European investee, acquired a noncontrolling 75.0% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million.

On July 25, 2016, this European investee also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice, as well as the remaining interests in related expansion projects and working capital for cash consideration of $159.7 million. This resulted in the consolidation of these two properties on the acquisition date, requiring a remeasurement of our previously held equity interest to fair value and the recognition of a non-cash gain of $29.3 million in earnings during the third quarter of 2016.  Substantially all of our investment has been determined to relate to investment property based on estimated fair value at the acquisition date.

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

As of December 31, 2017, our legal percentage ownership interests in these properties ranged from 45% to 94%.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we have a direct minority ownership in three of those outlets. Our investment in these entities is accounted for under the cost method. At both December 31, 2017 and 2016, the carrying value of these non-marketable investments was $140.8 million and is included in deferred costs and other assets.

On March 19, 2015, we disposed of our interest in a joint venture which had held interests in rights to pre-development projects in Europe, for total proceeds of $19.0 million. We recognized a gain on the sale of $8.3 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.

Asian Joint Ventures.  We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $230.3 million and $227.5 million as of December 31, 2017 and 2016, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $149.1 million and $130.9 million as of December 31, 2017 and 2016, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

A summary of our equity method investments and share of income from such investments, excluding Klépierre, our investment in Aéropostale, and HBS, follows. During 2017, we disposed of our interest in one retail property.  During 2016, we disposed of our interests in four retail properties and our investments in two multi-family residential assets.  During 2015, we disposed of our interests in three retail properties.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

COMBINED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets:
Investment properties, at cost	$18,328,747	$17,549,078
Less - accumulated depreciation	6,371,363	5,892,960
	11,957,384	11,656,118
Cash and cash equivalents	956,084	778,455
Tenant receivables and accrued revenue, net	403,125	348,139
Deferred costs and other assets	355,585	351,098
Total assets	$13,672,178	$13,133,810
Liabilities and Partners’ Deficit:
Mortgages	$14,784,310	$14,237,576
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,033,674	867,003
Other liabilities	365,857	325,078
Total liabilities	16,183,841	15,429,657
Preferred units	67,450	67,450
Partners’ deficit	(2,579,113)	(2,363,297)
Total liabilities and partners’ deficit	$13,672,178	$13,133,810
Our Share of:
Partners’ deficit	$(1,144,620)	$(1,018,755)
Add: Excess Investment	1,733,063	1,791,691
Our net Investment in unconsolidated entities, at equity	$588,443	$772,936

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

As of December 31, 2017, scheduled principal repayments on joint venture properties’ mortgage indebtedness are as follows:

2018	$359,688
2019	720,517
2020	2,597,803
2021	1,949,786
2022	1,773,635
Thereafter	7,436,061
Total principal maturities	14,837,490
Net unamortized debt premium	2,781
Debt issuance costs	(55,961)
Total mortgages and unsecured indebtedness	$14,784,310

This debt becomes due in installments over various terms extending through 2035 with interest rates ranging from 0.32% to 9.35% and a weighted average interest rate of 4.00% at December 31, 2017.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

COMBINED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2017	2016	2015
REVENUE:
Minimum rent	$1,868,613	$1,823,674	$1,801,023
Overage rent	210,909	200,638	191,249
Tenant reimbursements	860,778	862,155	799,420
Other income	290,515	237,782	236,726
Total revenue	3,230,815	3,124,249	3,028,418
OPERATING EXPENSES:
Property operating	551,885	538,002	530,798
Depreciation and amortization	640,286	588,666	594,973
Real estate taxes	245,646	239,917	231,154
Repairs and maintenance	81,309	76,380	73,286
Advertising and promotion	86,480	88,956	75,773
Provision for credit losses	6,645	7,603	4,153
Other	184,037	183,435	169,504
Total operating expenses	1,796,288	1,722,959	1,679,641
Operating Income	1,434,527	1,401,290	1,348,777
Interest expense	(593,062)	(585,958)	(593,187)
(Loss) gain on sale or disposal of assets and interests in unconsolidated entities, net	(2,239)	101,051	67,176
Net Income	$839,226	$916,383	$822,766
Third-Party Investors’ Share of Net Income	$424,533	$452,844	$405,456
Our Share of Net Income	$414,693	$463,539	$417,310
Amortization of Excess Investment	(89,804)	(94,213)	(94,828)
Our Share of Loss (Gain) on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	1,342	(22,636)	(43,589)
Our Share of Gain on Sale or Disposal of Assets and Interests Included in Other Income in the Consolidated Financial Statements	—	(36,153)	—
Income from Unconsolidated Entities	$326,231	$310,537	$278,893

Our share of income from unconsolidated entities in the above table, aggregated with our share of results of Klépierre, our investment in Aéropostale, and our share of results of HBS, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain or loss on sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

2017 Dispositions

In 2017, we disposed of our interest in one retail property.  Our share of the net loss on disposition was $1.3 million.

2016 Dispositions

In 2016, we disposed of our interest in four retail properties and two multi-family residential investments.  Our share of the net gain on disposition was $22.6 million and $36.2 million, respectively.

2015 Dispositions

In 2015, we disposed of our interests in three retail properties.  Our share of the net gain on disposition was $43.6 million.

8. Indebtedness and Derivative Financial Instruments

Our mortgages and unsecured indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2017	2016
Fixed-Rate Debt:
Mortgage notes, including $16,869 and $21,916 of net premiums and $16,106 and $15,965 of debt issuance costs, respectively. Weighted average interest and maturity of 4.04% and 6.4 years at December 31, 2017.	$6,020,552	$5,876,831
Unsecured notes, including $51,657 and $46,426 of net discounts and $68,535 and $65,801 of debt issuance costs, respectively. Weighted average interest and maturity of 3.16% and 7.8 years at December 31, 2017.	16,375,713	15,252,834
Commercial Paper (see below)	978,467	953,665
Total Fixed-Rate Debt	23,374,732	22,083,330
Variable-Rate Debt:
Mortgages notes, including $8,988 and $690 of debt issuance costs, respectively. Weighted average interest and maturity of 2.49% and 3.9 years at December 31, 2017.	883,781	592,655
Credit Facility (see below), including $17,106 and $15,380 of debt issuance costs, respectively, at December 31, 2017.	305,530	301,119
Total Variable-Rate Debt	1,189,311	893,774
Other Debt Obligations	68,420	—
Total Mortgages and Unsecured Indebtedness	$24,632,463	$22,977,104

General.  Our unsecured debt agreements contain financial covenants and other non‑financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2017, we were in compliance with all covenants of our unsecured debt.

At December 31, 2017, we or our subsidiaries were the borrowers under 47 non‑recourse mortgage notes secured by mortgages on 50 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2017, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually or in the aggregate, giving effect to applicable cross‑default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Unsecured Debt

At December 31, 2017, our unsecured debt consisted of $16.5 billion of senior unsecured notes of the Operating Partnership, $322.6 million outstanding under the Operating Partnership’s $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and $978.5 million outstanding under the Operating Partnership’s global unsecured commercial paper program, or Commercial Paper program. The December 31, 2017 balance on the Supplemental Facility included $197.6 million (U.S. dollar equivalent) of Yen-denominated borrowings.  Foreign currency denominated borrowings under the Supplemental Facility are designated as net investment hedges of a portion of our international investments.

On December 31, 2017, we had an aggregate available borrowing capacity of $6.2 billion under the Supplemental Facility and the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and together with the Supplemental Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the year ended December 31, 2017 was $960.9 million and the weighted average outstanding balance was $455.5 million. Letters of credit of $20.9 million were outstanding under the Credit Facilities as of December 31, 2017.

On March 17, 2017, the Operating Partnership amended and extended the Credit Facility. The initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.  Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined.  The initial maturity date of the Credit Facility was extended to June 30, 2021 and can be extended for an additional year to June 30, 2022 at our sole option, subject to our continued compliance with the terms thereof.  The base interest rate on the Credit Facility was reduced to LIBOR plus 77.5 basis points from LIBOR plus 80 basis points, with a facility fee of 10 basis points.

The Supplemental Facility’s borrowing capacity of $3.50 billion may be increased to $4.25 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2019, which can be extended for an additional year to June 30, 2020 at our sole option, subject to our continued compliance with the terms thereof.  The base interest rate on the Supplemental Facility is LIBOR plus 80 basis points, with an additional facility fee of 10 basis points. The Supplemental Facility provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

On February 15, 2018, the Operating Partnership amended and extended the Supplemental Facility. The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term. The initial maturity date of the Supplemental Facility was extended to June 30, 2022 and can be extended for an additional year to June 30, 2023 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility was reduced to LIBOR plus 77.5 basis points from LIBOR plus 80 basis points, with a facility fee of 10 basis points.

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2017, we had $978.5 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

average interest rate of 1.40%.  These borrowings mature on various dates through March 15, 2018 and reduce amounts otherwise available under the Credit Facilities.

On June 1, 2017, the Operating Partnership completed the issuance of $600.0 million of senior unsecured notes at a fixed interest rate of 2.63% with a maturity date of June 15, 2022 and $750.0 million of senior unsecured notes at a fixed interest rate of 3.38% with a maturity date of June 15, 2027. Proceeds from the unsecured notes offering were used to fund the early redemption of senior unsecured notes in June 2017, as discussed below, and to pay down the Credit Facility.

On December 11, 2017, the Operating Partnership completed the issuance of $600.0 million of senior unsecured notes at a fixed interest rate of 2.75% with a maturity date of June 1, 2023 and $750.0 million of senior unsecured notes at a fixed interest rate of 3.38% with a maturity date of December 1, 2027. Proceeds from the unsecured notes offering were used to redeem at par $750 million of senior unsecured notes with a fixed interest rate of 1.50% on January 3, 2018 and for general business purposes.

During 2017, the Operating Partnership redeemed at par $600.0 million of senior unsecured notes with a fixed interest rate of 2.15% and completed the early redemption of a series of senior unsecured notes comprising $1.25 billion with a fixed interest rate of 5.65%. We recorded a $128.6 million loss on extinguishment of debt in the second quarter of 2017 as a result of the early redemption.

Mortgage Debt

Total mortgage indebtedness was $6.9 billion and $6.5 billion at December 31, 2017 and 2016, respectively.

On April 21, 2017, as discussed in Note 7, through our European investee, we acquired a controlling interest in Rosada Designer Outlet in Roosendaal, Netherlands, subject to an existing EURIBOR-based variable rate mortgage loan of $40.1 million (U.S. dollar equivalent).

Debt Maturity and Other

Our scheduled principal repayments on indebtedness as of December 31, 2017 are as follows:

2018	$2,060,959	(1)
2019	741,849
2020	2,465,232
2021	3,157,745
2022	3,521,890
Thereafter	12,761,890
Total principal maturities	24,709,565
Net unamortized debt discount	(34,788)
Debt issuance costs, net	(110,734)
Other Debt Obligations	68,420
Total mortgages and unsecured indebtedness	$24,632,463

(1)Includes $750.0 million aggregate principal amount of 1.50% senior unsecured notes redeemed at par on January 3, 2018.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2017	2016	2015
Cash paid for interest	$814,729	$887,118	$943,683

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

The unamortized loss on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $10.1 million and $35.4 million as of December 31, 2017 and 2016, respectively.  As of December 31, 2016, our outstanding LIBOR based derivative contracts consisted of an interest rate swap agreement with a notional amount of $250.0 million. As of December 31, 2017, we had no outstanding interest rate derivatives.

Within the next year, we expect to reclassify to earnings approximately $7.0 million of losses related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

Debt Issuance Costs

Our debt issuance costs consist primarily of financing fees we incurred in order to obtain long-term financing. We record amortization of debt issuance costs on a straight-line basis over the terms of the respective loans or agreements. Details of those debt issuance costs as of December 31 are as follows:

	2017	2016
Debt issuance costs	$200,646	$166,041
Accumulated amortization	(89,912)	(68,205)
Debt issuance costs, net	$110,734	$97,836

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

	For the Year Ended December 31,
	2017	2016	2015
Amortization of debt issuance costs	$21,707	$21,703	$19,349
Amortization of debt discounts/(premiums)	1,357	(14,583)	(16,107)

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Fair Value of Debt

The carrying value of our variable‑rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed‑rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed‑rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed‑rate mortgages and unsecured indebtedness including commercial paper was $23.4 billion and $22.1 billion as of December 31, 2017 and 2016, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	2017	2016
Fair value of fixed-rate mortgages and unsecured indebtedness	$24,003	$22,703
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.25%	4.12%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	4.10%	3.83%

9. Rentals under Operating Leases

Future minimum rentals to be received under non‑cancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume as of December 31, 2017 are as follows:

2018	$2,846,006
2019	2,568,106
2020	2,312,789
2021	2,021,629
2022	1,727,607
Thereafter	4,209,145
$15,685,282

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

Common Stock and Unit Issuances and Repurchases

In 2017, Simon issued 500,411 shares of common stock to sixteen limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the year ended December 31, 2017, Simon repurchased 2,468,630 shares at an average price of $164.87 per share as part of this program.  During the year ended December 31, 2016, Simon repurchased 1,409,197 shares at an average price of $181.14 per share as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control, are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit. There were no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2017 and 2016.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2017	2016

7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	164,943	112,225
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$190,480	$137,762

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

These preferred units have a carrying value of $25.5 million and are included in limited partners’ preferred interest in the Operating Partnership in the consolidated balance sheets at December 31, 2017 and 2016.

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

Noncontrolling Redeemable Interests in Properties   Redeemable instruments, which typically represent the remaining interest in a property or portfolio of properties, and which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity.  The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within equity.  There are no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2017 and 2016.  The following table summarizes the preferred units and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2017	2016

7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	164,943	112,225
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$190,480	$137,762

7.50% Cumulative Redeemable Preferred Units   The 7.50% preferred units accrue cumulative quarterly distributions at a rate of $7.50 annually.  We may redeem the preferred units upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder.  The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon at our election.  In the event of the death of a holder of the 7.5% preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the Operating Partnership’s option in either cash or fully registered shares of common stock of Simon.  These preferred units have a carrying value of $25.5 million and are included in preferred units, at liquidation value in the consolidated balance sheets at December 31, 2017 and 2016.

Permanent Equity

Simon

Preferred Stock.  Dividends on all series of preferred stock are calculated based upon the preferred stock’s preferred return multiplied by the preferred stock’s corresponding liquidation value. The Operating Partnership pays preferred distributions to Simon equal to the dividends Simon pays on the preferred stock issued.

Series J 8 3/8% Cumulative Redeemable Preferred Stock.  Dividends accrue quarterly at an annual rate of 8 3/8% per share. Simon can redeem this series, in whole or in part, on or after October 15, 2027 at a redemption price of $50.00 per share, plus accumulated and unpaid dividends. This preferred stock was issued at a premium of $7.5 million. The unamortized premium included in the carrying value of the preferred stock at December 31, 2017 and 2016 was $3.2 million and $3.6 million, respectively.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The Operating Partnership

Series J 8 3/8% Cumulative Redeemable Preferred Units.     Distributions accrue quarterly at an annual rate of 8 3/8% per unit on the Series J 8 3/8% preferred units, or Series J preferred units.  Simon owns all of the Series J preferred units which have the same economic rights and preferences of an outstanding series of Simon preferred stock.  The Operating Partnership can redeem this series, in whole or in part, when Simon can redeem the related preferred stock, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. The Series J preferred units were issued at a premium of $7.5 million.  The unamortized premium included in the carrying value of the preferred units at December 31, 2017 and 2016 was $3.2 million and $3.6 million, respectively.  There are 1,000,000 Series J preferred units authorized and 796,948 issued and outstanding.

Other Equity Activity

Notes Receivable from Former CPI Stockholders.  Notes receivable of $14.5 million from stockholders of an entity we acquired in 1998 are reflected as a deduction from capital in excess of par value in the Simon consolidated statements of equity and as a deduction from general partner’s equity in the Operating Partnership consolidated statements of equity in the accompanying financial statements. The notes do not bear interest and become due at the time the underlying shares are sold.

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

Awards and Compensation for Eligible Directors.  Directors who are not also our employees or employees of our affiliates are eligible to receive awards under the 1998 plan. Each independent director receives an annual cash retainer of $100,000, and an annual restricted stock award with a grant date value of $150,000. Committee chairs receive annual retainers for the Company’s Audit, Compensation, and Governance and Nominating Committees of $35,000, $35,000 and $25,000, respectively.  Directors receive fixed annual retainers for service on the Audit, Compensation and Governance and Nominating Committees, of $15,000, $15,000, and $10,000, respectively. The Lead Director receives an annual retainer of $50,000.  These retainers are paid 50% in cash and 50% in restricted stock.

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

LTIP Programs.  The Compensation Committee has approved long‑term, performance-based incentive compensation programs, or the LTIP programs, for certain senior executive officers. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which, certain performance measures are achieved during the performance period. Once earned, LTIP units are subject to a two year vesting period. One-half of the earned LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates and certain other conditions as described in those agreements. Awarded LTIP units not earned are forfeited. Earned and fully vested LTIP units are the equivalent of units. During the performance period, participants are entitled to receive distributions on the LTIP units awarded to them equal to 10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP units as participating securities under the two‑class method of computing earnings per share.

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

We recorded compensation expense, net of capitalization and reversal of expense for awards for which the requisite service was not provided, related to these LTIP programs of approximately $14.0 million, $31.0 million, and $24.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock.  The 1998 plan also provides for shares of restricted stock to be granted to certain employees at no cost to those employees, subject to achievement of individual performance and certain financial and return‑based performance measures established by the Compensation Committee related to the most recent year’s performance. Once granted, the shares of restricted stock then vest annually over a three‑year or a four‑year period (as defined in the award). The cost of restricted stock grants, which is based upon the stock’s fair market value on the grant date, is recognized as expense ratably over the vesting period. Through December 31, 2017 a total of 5,734,667 shares of restricted stock, net of

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

forfeitures, have been awarded under the 1998 plan. Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended
	December 31,
	2017	2016	2015
Shares of restricted stock awarded during the year, net of forfeitures	76,660	63,324	63,738
Weighted average fair value of shares granted during the year	$170.81	$209.16	$197.17
Amortization expense	$13,911	$12,024	$13,692

We recorded compensation expense, net of capitalization, related to restricted stock for employees and non-employee directors of approximately $9.0 million, $9.1 million, and $9.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Other Compensation Arrangements.  On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted David Simon, Simon’s Chairman and Chief Executive Officer, a retention award in the form of 1,000,000 LTIP units, or the Award, for his continued service as Simon’s Chairman and Chief Executive Officer through July 5, 2019. Effective December 31, 2013, the Award was modified, or the Current Award, and as a result the LTIP units are earned and eligible to vest based on the attainment of Company‑based performance goals, in addition to the service‑based vesting requirement included in the original Award. If the relevant performance criteria are not achieved, all or a portion of the Current Award will be forfeited. The Current Award does not contain an opportunity for Mr. Simon to receive additional LTIP units above and beyond the original Award should our performance exceed the higher end of the performance criteria. The performance criteria of the Current Award are based on the attainment of specific funds from operations, or FFO, per share. If the performance criteria have been met, a maximum of  360,000 LTIP units, or the A units, 360,000 LTIP units, or the B units, and 280,000 LTIP units, or the C units, may become earned on December 31, 2015, December 31, 2016 and December 31, 2017, respectively.  Based on the Company’s performance in 2015, 360,000 A units were earned. Based on the Company’s performance in 2016, 360,000 B units were earned. Based on the Company’s performance in 2017, the Compensation Committee of our Board of Directors determined that all of the 280,000 C units were earned. The earned A units vested on January 1, 2018, earned B units will vest on January 1, 2019 and earned C units will vest on June 30, 2019, subject to Mr. Simon’s continued employment through such applicable date. The grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight‑year term of his employment agreement on a straight‑line basis through the applicable vesting periods of the A units, B units and C units.

We also maintain a tax‑qualified retirement 401(k) savings plan and offer no other post‑retirement or post‑employment benefits to our employees.

Exchange Rights

Simon

Limited partners in the Operating Partnership have the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by Simon’s Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon’s common stock at that time. At December 31, 2017, Simon had reserved 50,632,517 shares of common stock for possible issuance upon the exchange of units, stock options and Class B common stock.

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

In May 2010, Opry Mills sustained significant flood damage. Insurance proceeds of $50 million have been funded by the primary insurer and remediation and restoration work has been completed. The property re‑opened on March 29, 2012. The excess insurance carriers (those providing coverage above $50 million) denied our claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. In the first quarter of 2015, summary judgment was granted by the trial court in our favor, concluding that up to $150 million of additional coverage is available under our excess insurance policies for this claim. In July and August 2015, trial on the damages portion of our claim was completed and the jury entered a verdict for damages in the amount of $204.1 million (inclusive of the $50.0 million previously paid by the primary carrier). In April 2016, the court entered final judgment in the amount of the jury verdict, which amount will bear interest from the date of the jury's verdict.  We and the excess insurance carriers have appealed certain portions of the trial court’s rulings and the jury’s verdict, respectively.  On January 26, 2018, the Court of Appeals of Tennessee reversed the trial court’s summary judgment on the amount of available coverage and ruled that the policy limit was $50 million. The Company intends to seek review of this ruling by the Tennessee Supreme Court. We will continue our efforts through the conclusion of the pending litigation including any and all appeals to recover our losses, including consequential damages, under the excess insurance policies for Opry Mills and from our former insurance broker, Aon Risk Services Central Inc., who is a defendant in this case, but did not participate in the trial, but no assurance can be made that our efforts to recover these losses will be successful.

Lease Commitments

As of December 31, 2017, a total of 23 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2019 to 2090. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property. In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2018 to 2028. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate and utility expenses. Some of our ground and office leases include escalation clauses and renewal options. We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Year Ended
	December 31,
	2017	2016	2015
Ground lease expense	$40,864	$38,764	$38,851
Office lease expense	4,481	4,105	4,067

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Future minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and any sublease income, are as follows:

2018	$26,401
2019	25,936
2020	24,829
2021	24,061
2022	23,886
Thereafter	655,309
$780,422

Insurance

We maintain insurance coverage with third party carriers who provide a portion of the coverage for specific layers of potential losses, including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third party carriers is either insured through our wholly‑owned captive insurance company, Bridgewood Insurance Company, Ltd., or other financial arrangements controlled by us. If required, a third party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier’s policy. A similar policy either written through our captive insurance company or other financial arrangement controlled by us, also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

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

Hurricane Impacts

During the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant damage as a result of Hurricane Maria.  Due to the conditions on the island, we were unable to determine a reliable estimate or a range of reliable estimates of the extent of the damages at these properties at the end of the third quarter.  During the fourth quarter, as additional information became available, we recorded an impairment of approximately $19.0 million related to damages at these properties, which is offset by an insurance recovery receivable.

We believe we maintain adequate insurance coverages for these properties and all property damage losses, as well as future losses from business interruption, are fully recoverable from insurance proceeds.  The extent of the impact related to property damage is limited to our $1.0 million insurance deductible per occurrence, which was recorded in our statements of operations during the third quarter.

Damage to our properties from the hurricanes in Florida and Texas was minimal.  The impact was primarily limited to repairs at the affected properties and, as such, we did not recognize any significant impairment charges.  The extent of the impact related to the property damage in Texas was not significant.  The extent of the impact related to the property damage in Florida is limited to our $1.0 million insurance deductible, which was recorded in our statements of operations during the third quarter.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non‑recourse to us. As of December 31, 2017 and 2016, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $211.6 million and $400.5 million, respectively (of which we have a right of recovery from our

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

venture partners of $10.8 million and $87.3 million, respectively). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

12. Related Party Transactions

Our management company provides management, insurance, and other services to Melvin Simon & Associates, Inc., a related party, unconsolidated joint ventures, and other non‑owned related party properties. Amounts for services provided by our management company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the Year Ended
	December 31,
	2017	2016	2015
Amounts charged to unconsolidated joint ventures	$116,447	$138,496	$154,098
Amounts charged to properties owned by related parties	4,812	5,384	4,324

During 2017, 2016 and 2015, we recorded development, royalty and other fee income, net of elimination, related to our international investments of $15.5 million, $14.4 million and $13.6 million, respectively. Also during 2017, 2016 and 2015, we received fees related to financing services, net of elimination, provided to unconsolidated joint ventures of $1.6 million, $9.1 million and $2.3 million, respectively. The fees related to our international investments and financing activities are included in other income in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

13. Quarterly Financial Data (Unaudited)

Quarterly 2017 and 2016 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017
Total revenue	$1,345,763	$1,361,548	$1,403,638	$1,427,692
Operating income	676,671	686,149	690,068	749,452
Consolidated net income	551,075	441,373	592,635	659,821
Simon Property Group, Inc.
Net income attributable to common stockholders	$477,736	$381,990	$513,783	$571,116
Net income per share — Basic and Diluted	$1.53	$1.23	$1.65	$1.84
Weighted average shares outstanding — Basic and Diluted	312,809,981	311,579,301	310,853,299	310,855,573
Simon Property Group, L.P.
Net income attributable to unitholders	$550,006	$439,986	$591,872	$657,774
Net income per unit — Basic and Diluted	$1.53	$1.23	$1.65	$1.84
Weighted average units outstanding — Basic and Diluted	360,130,442	358,865,806	358,115,572	358,025,108
2016
Total revenue	$1,336,715	$1,315,380	$1,357,168	$1,425,966
Operating income	684,901	659,236	676,191	700,501
Consolidated net income	563,839	527,325	587,940	455,602
Simon Property Group, Inc.
Net income attributable to common stockholders	$480,995	$455,389	$504,744	$394,431
Net income per share — Basic and Diluted	$1.55	$1.45	$1.61	$1.26
Weighted average shares outstanding — Basic and Diluted	309,416,266	313,399,467	314,234,418	313,684,810
Simon Property Group, L.P.
Net income attributable to unitholders	$561,797	$525,447	$581,266	$453,726
Net income per unit — Basic and Diluted	$1.55	$1.45	$1.61	$1.26
Weighted average units outstanding — Basic and Diluted	361,394,591	361,761,991	361,764,112	361,186,785

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of December 31, 2017. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of Simon’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2017, Simon’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of Simon's internal control over financial reporting as of December 31, 2017 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Simon's internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of December 31, 2017. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2017, the Operating Partnership’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of the Operating Partnership’s internal control over financial reporting as of December 31, 2017 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2018 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption "Executive Officers of the Registrant" in Part I hereof.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2018 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2018 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2018 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2018 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

The Audit Committee of Simon's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP, or Ernst & Young, Simon’s and the Operating Partnership’s independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made.  We have incurred fees as shown below for services from Ernst & Young as Simon’s and the Operating Partnership’s independent registered public accounting firm. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2017 and 2016, respectively:

	2017	2016
Audit Fees (1)	$3,959,000	$4,008,000
Audit Related Fees (2)	5,124,000	4,809,000
Tax Fees (3)	336,000	381,000
All Other Fees	—	—

(1)Audit Fees include fees for the audits of the financial statements and the effectiveness of internal control over financial reporting for Simon and the Operating Partnership and services associated with the related SEC registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)Audit‑Related Fees include audits of individual or portfolios of properties and schedules of recoverable common area maintenance costs to comply with lender, joint venture partner or tenant requirements and accounting consultation and due diligence services.  Our share of these Audit-Related Fees was approximately 59% for each of the years ended 2017 and 2016.

(3)Tax Fees include fees for international and other tax consulting services and tax return compliance services associated with the tax returns for certain joint ventures as well as other miscellaneous tax compliance services.  Our share of these Tax Fees was approximately 79% and 81% for 2017 and 2016, respectively.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

			Page No.
(a)	(1)	Financial Statements
		The following consolidated financial statements of Simon Property Group, Inc. and Simon Property Group, L.P. are set forth in Part II, item 8.
		Reports of Independent Registered Public Accounting Firm	75
		Consolidated Financial Statements of Simon Property Group, Inc. Consolidated Balance Sheets as of December 31, 2017 and 2016	79
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	80
		Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	81
		Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015	82
		Consolidated Financial Statements of Simon Property Group, L.P. Consolidated Balance Sheets as of December 31, 2017 and 2016	83
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	84
		Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	85
		Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015	86
		Notes to Consolidated Financial Statements	87
	(2)	Financial Statement Schedule
		Simon Property Group, Inc. and Simon Property Group, L.P. Schedule III — Schedule of Real Estate and Accumulated Depreciation	138
		Notes to Schedule III	144
		Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	131

Item 16.  Form 10-K Summary

None.

EXHIBIT INDEX

Exhibits
2.1

Separation and Distribution Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated as of May 27, 2014 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8‑K filed May 29, 2014).

3.1		Restated Certificate of Incorporation of Simon Property Group, Inc. (incorporated by reference to Appendix A of Simon Property Group, Inc.’s Proxy Statement on Schedule 14A filed March 27, 2009.

3.2

Amended and Restated By-Laws of Simon Property Group, Inc. as adopted on March 20, 2017 (incorporated by reference to Exhibit 3.1 of Simon Property Group, Inc.’s Current Report on Form 8-K filed March 24, 2017).

3.3

Certificate of Powers, Designations, Preferences and Rights of the 8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed October 20, 2004.

3.4

Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed May 15, 2014).

3.5

Second Amended and Restated Certificate of Limited Partnership of the Limited Partnership (incorporated by reference to Exhibit 3.1 of Simon Property Group, L.P.'s Annual Report on Form 10-K filed March 31, 2003.

3.6

Eighth Amended and Restated Limited Partnership Agreement of Simon Property Group, L.P. dated as of May 8, 2008 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed May 9.

3.7

Certificate of Designation of Series B Junior Participating Redeemable Preferred Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 3.1 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed August 8, 2014).

3.8

Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated March 7, 2007, but effective as of August 27, 1999, regarding a prior agreement filed under an exhibit 99.1 to Form S-3/A of Simon Property Group, L.P. on November 20, 1996 (incorporated by reference to Exhibit 3.4 of Simon Property Group, L.P.'s Annual Report on Form 10-K filed March 16, 2007.

3.9

Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated April 29, 2009, but effective as of October 14, 2004, regarding redemption of the Registrant's Series I Preferred Units (incorporated by reference to Exhibit 3.2 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 8, 2009.

4.1	(a)

Indenture, dated as of November 26, 1996, by and among Simon Property Group, L.P. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 of Simon Property Group, L.P.'s Registration Statement on Form S-3 filed October 21, 1996 (Reg. No. 333-11491)).

9.1

Second Amended and Restated Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between Melvin Simon & Associates, Inc., on the one hand and Melvin Simon, Herbert Simon and David Simon on the other hand (incorporated by reference to Exhibit 9.1 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed May 10, 2004.

9.2

Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between David Simon, Melvin Simon and Herbert Simon (incorporated by reference to Exhibit 9.2 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed May 10, 2004.

10.1

Form of the Indemnity Agreement between Simon Property Group, Inc. and its directors and officers (incorporated by reference to Exhibit 10.7 of Simon Property Group, Inc.’s Form S‑4 filed August 13, 1998 (Reg. No. 333‑61399)).

10.2

Registration Rights Agreement, dated as of September 24, 1998, by and among Simon Property Group, Inc. and the persons named therein (incorporated by reference to Exhibit 4.4 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed October 9, 1998.

Exhibits
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

10.5	Form of Global Dealer Agreement, dated October 6, 2014 (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.’s Current Report on Form 8‑K filed October 7, 2014).

10.6*	Simon Property Group, L.P. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 10, 2014).

10.7*

Form of Nonqualified Stock Option Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of Simon Property Group, Inc.’s Annual Report on Form 10‑K filed March 16.

10.8*

Form of Performance‑Based Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of Simon Property Group, Inc.’s Annual Report on Form 10-K filed February 28, 2007.

10.9*

Form of Performance‑Based Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of Simon Property Group, Inc.’s Annual Report on Form 10-K filed February 28, 2007.

10.10*

Employment Agreement between Simon Property Group, Inc. and David Simon effective as of July 6, 2011 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed July 7, 2011).

10.11*

First Amendment to Employment Agreement between Simon Property Group, Inc. and David Simon, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 4, 2013).

10.12*	Non‑Qualified Deferred Compensation Plan dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed November 5, 2009.

10.13*

Amendment — 2008 Performance Based‑Restricted Stock Agreement dated as of March 6, 2009 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed November 5, 2009.

10.14*

Certificate of Designation of Series 2010 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.'s Current Report on Form 8-K filed March 19, 2010).

10.15*

Form of Series 2010 LTIP Unit (Three Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed March 19, 2010).

10.16*

Form of Series 2010 LTIP Unit (Two Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed March 19, 2010).

10.17*

Form of Series 2010 LTIP Unit (One Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed March 19, 2010).

10.18*

Certificate of Designation of Series CEO LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.'s Current Report on Form 8-K filed July 7, 2011).

10.19*	Simon Property Group Series CEO LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed July 7, 2011).

Exhibits

10.20*

First Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement dated as of December 22, 2011 (incorporated by reference to Exhibit 10.24 of Simon Property Group, Inc.’s Annual Report on Form 10‑K filed February 28, 2012).

10.21*

Second Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 4, 2013).

10.22*

Simon Property Group Amended and Restated Series CEO LTIP Unit Award Agreement, dated as of December 31, 2013 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed January 2, 2014).

10.23*

Certificate of Designation of Series 2011 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.5 of Simon Property Group, Inc.'s Current Report on Form 8-K filed July 7, 2011).

10.24*	Form of Simon Property Group Series 2011 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed July 7, 2011).
10.25*

Certificate of Designation of Series 2012 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 11, 2012).

10.26*

Amended and Restated Certificate of Designation of Series 2012 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.5 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 7, 2014).

10.27*	Form of Simon Property Group Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed May 8, 2012).

10.28*

Simon Property Group Amended and Restated Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 28, 2014).

10.29*

Certificate of Designation of Series 2013 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 10, 2013).

10.30*	Form of Simon Property Group Series 2013 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 4, 2013).

10.31*

Form of Simon Property Group Executive Officer LTIP Waiver, dated April 18, 2014 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 28, 2014).

10.32*	Simon Property Group CEO LTIP Unit Adjustment Waiver, dated April 18, 2014 (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 28, 2014).

10.33*	Form of Simon Property Group Series 2014 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Quarterly Report on Form 10-Q filed May 7, 2014).

10.34*

Certificate of Designation of Series 2014 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 7, 2014).

10.35

Amended and Restated $2,750,000,000 Credit Agreement dated as of March 2, 2015 (incorporated by reference to Exhibit 10.1 of Simon Property Group, L.P.’s Current Report on Form 8‑K filed March 3, 2015).

10.36

Notice of Increase of Maximum Amount Under Global Dealer Agreement dated as of February 27, 2015 (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.’s Current Report on Form 8‑K filed March 3, 2015).

10.37*

Form of Simon Property Group Series 2015 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q/A for the quarter ended March 31, 2015 filed on January 13, 2016).

Exhibits

10.38*

Certificate of Designation of Series 2015 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.4 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015 filed on January 13, 2016).

10.39*

Form of Simon Property Group Series 2016 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016 filed on May 5, 2016).

10.40*

Form of Certificate of Designation of Series 2016 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016 filed on May 5, 2016).

10.41

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 6, 2016 (incorporated by reference to Exhibit 10.1 of Simon Property Group, L.P.’s Current Report on Form 8-K filed April 7, 2016).

10.42

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
Date: February 23, 2018

SIMON PROPERTY GROUP, L.P.

/s/ DAVID SIMON
David Simon
Chairman of the Board of Directors and Chief Executive Officer of Simon Property Group, Inc., General Partner
Date: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Simon Property Group, Inc., for itself and in its capacity as General Partner of Simon Property Group, L.P., and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 23, 2018
David Simon

/s/ HERBERT SIMON	Chairman Emeritus and Director	February 23, 2018
Herbert Simon

/s/ RICHARD S. SOKOLOV	President, Chief Operating Officer and Director	February 23, 2018
Richard S. Sokolov

/s/ LARRY C. GLASSCOCK	Director	February 23, 2018
Larry C. Glasscock

/s/ REUBEN S. LEIBOWITZ	Director	February 23, 2018
Reuben S. Leibowitz

/s/ J. ALBERT SMITH, JR.	Director	February 23, 2018
J. Albert Smith, Jr.

/s/ KAREN N. HORN	Director	February 23, 2018
Karen N. Horn

/s/ ALLAN HUBBARD	Director	February 23, 2018
Allan Hubbard

/s/ DANIEL C. SMITH	Director	February 23, 2018
Daniel C. Smith

Signature	Capacity	Date

/s/ GARY M. RODKIN	Director	February 23, 2018
Gary M. Rodkin

/s/ GLYN F. AEPPEL	Director	February 23, 2018
Glyn F. Aeppel

/s/ STEFAN M. SELIG	Director	February 23, 2018
Stefan M. Selig

/s/ MARTA R. STEWART (1)	Director	February 23, 2018
Marta R. Stewart

/s/ ANDREW JUSTER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2018
Andrew Juster

/s/ STEVEN K. BROADWATER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2018
Steven K. Broadwater

(1)

Ms. Stewart was not appointed to the Simon Property Group, Inc. Board of Directors until February 12, 2018; as such, she was not a director during the fiscal year ended December 31, 2017, which is the period covered by this Annual Report on Form 10-K.

SCHEDULE III

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2017

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Malls
Barton Creek Square	Austin, TX	$—	$2,903	$20,929	$7,983	$70,973	$10,886	$91,902	$102,788	$58,272	1981
Battlefield Mall	Springfield, MO	119,862	3,919	27,231	3,001	64,853	6,920	92,084	99,004	69,239	1970
Bay Park Square	Green Bay, WI	—	6,358	25,623	4,106	26,445	10,464	52,068	62,532	31,788	1980
Brea Mall	Brea (Los Angeles), CA	—	39,500	209,202	2,993	68,764	42,493	277,966	320,459	134,057	1998	(4)
Broadway Square	Tyler, TX	—	11,306	32,431	—	33,584	11,306	66,015	77,321	35,653	1994	(4)
Burlington Mall	Burlington (Boston), MA	—	46,600	303,618	27,458	153,141	74,058	456,759	530,817	211,089	1998	(4)
Castleton Square	Indianapolis, IN	—	26,250	98,287	7,434	79,854	33,684	178,141	211,825	105,295	1972
Cielo Vista Mall	El Paso, TX	—	1,005	15,262	608	55,718	1,613	70,980	72,593	46,889	1974
College Mall	Bloomington, IN	—	1,003	16,245	720	68,013	1,723	84,258	85,981	40,451	1965
Columbia Center	Kennewick, WA	—	17,441	66,580	—	31,600	17,441	98,180	115,621	55,319	1987
Copley Place	Boston, MA	—	—	378,045	—	193,895	—	571,940	571,940	217,913	2002	(4)
Coral Square	Coral Springs (Miami), FL	—	13,556	93,630	—	21,369	13,556	114,999	128,555	85,268	1984
Cordova Mall	Pensacola, FL	—	18,626	73,091	7,321	68,399	25,947	141,490	167,437	66,931	1998	(4)
Domain, The	Austin, TX	188,529	40,436	197,010	—	141,636	40,436	338,646	379,082	138,133	2005
Empire Mall	Sioux Falls, SD	190,000	35,998	192,186	—	25,440	35,998	217,626	253,624	45,836	1998	(5)
Fashion Mall at Keystone, The	Indianapolis, IN	—	—	120,579	29,145	96,557	29,145	217,136	246,281	110,311	1997	(4)
Firewheel Town Center	Garland (Dallas), TX	—	8,485	82,716	—	27,385	8,485	110,101	118,586	56,101	2004
Forum Shops at Caesars, The	Las Vegas, NV	—	—	276,567	—	255,342	—	531,909	531,909	244,657	1992
Greenwood Park Mall	Greenwood (Indianapolis), IN	—	2,423	23,445	5,253	119,238	7,676	142,683	150,359	80,053	1979
Haywood Mall	Greenville, SC	—	11,585	133,893	6	39,479	11,591	173,372	184,963	102,289	1998	(4)
Ingram Park Mall	San Antonio, TX	130,744	733	16,972	37	39,545	770	56,517	57,287	29,333	1979
King of Prussia	King of Prussia (Philadelphia), PA	—	175,063	1,128,200	—	333,297	175,063	1,461,497	1,636,560	296,839	2003	(5)
La Plaza Mall (13)	McAllen, TX	—	87,912	9,828	6,569	166,682	94,481	176,510	270,991	36,246	1976
Lakeline Mall	Cedar Park (Austin), TX	—	10,088	81,568	14	24,986	10,102	106,554	116,656	56,981	1995
Lenox Square	Atlanta, GA	—	38,058	492,411	—	122,659	38,058	615,070	653,128	317,817	1998	(4)
Livingston Mall	Livingston (New York), NJ	—	22,214	105,250	—	48,288	22,214	153,538	175,752	78,744	1998	(4)
Mall of Georgia	Buford (Atlanta), GA	—	47,492	326,633	—	10,013	47,492	336,646	384,138	161,305	1999	(5)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2017

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
McCain Mall	N. Little Rock, AR	$—	$—	$9,515	$10,530	$28,196	$10,530	$37,711	$48,241	$13,525	1973
Menlo Park Mall	Edison (New York), NJ	—	65,684	223,252	—	74,136	65,684	297,388	363,072	163,854	1997	(4)
Midland Park Mall	Midland, TX	77,172	687	9,213	2,121	36,605	2,808	45,818	48,626	21,181	1980
Miller Hill Mall	Duluth, MN	—	2,965	18,092	1,811	42,987	4,776	61,079	65,855	40,879	1973
Montgomery Mall	North Wales (Philadelphia), PA	100,000	27,105	86,915	—	64,667	27,105	151,582	178,687	63,868	2004	(5)
North East Mall	Hurst (Dallas), TX	—	128	12,966	19,010	148,034	19,138	161,000	180,138	106,662	1971
Northgate Mall	Seattle, WA	—	23,610	115,992	—	123,082	23,610	239,074	262,684	121,459	1987
Ocean County Mall	Toms River (New York), NJ	—	20,404	124,945	3,277	43,657	23,681	168,602	192,283	86,576	1998	(4)
Orland Square	Orland Park (Chicago), IL	—	35,514	129,906	—	51,398	35,514	181,304	216,818	98,563	1997	(4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	62,538	24,544	100,287	—	19,140	24,544	119,427	143,971	74,821	2003	(4)
Penn Square Mall	Oklahoma City, OK	310,000	2,043	155,958	—	52,657	2,043	208,615	210,658	115,280	2002	(4)
Pheasant Lane Mall	Nashua, NH	—	3,902	155,068	550	47,880	4,452	202,948	207,400	99,262	2004	(5)
Phipps Plaza	Atlanta, GA	—	15,005	210,610	—	85,228	15,005	295,838	310,843	141,106	1998	(4)
Plaza Carolina	Carolina (San Juan), PR	225,000	15,493	279,560	—	41,422	15,493	320,982	336,475	137,469	2004	(4)
Prien Lake Mall	Lake Charles, LA	—	1,842	2,813	3,053	50,465	4,895	53,278	58,173	27,832	1972
Rockaway Townsquare	Rockaway (New York), NJ	—	41,918	212,257	—	49,921	41,918	262,178	304,096	135,299	1998	(4)
Roosevelt Field	Garden City (New York), NY	—	163,160	702,008	1,246	349,597	164,406	1,051,605	1,216,011	433,659	1998	(4)
Ross Park Mall	Pittsburgh, PA	—	23,541	90,203	5,815	110,779	29,356	200,982	230,338	113,928	1986
Santa Rosa Plaza	Santa Rosa, CA	—	10,400	87,864	—	27,666	10,400	115,530	125,930	59,715	1998	(4)
Shops at Chestnut Hill, The	Chestnut Hill (Boston), MA	120,000	449	25,102	43,257	103,525	43,706	128,627	172,333	27,370	2002	(5)
Shops at Nanuet, The	Nanuet, NY	—	28,125	142,860	—	10,767	28,125	153,627	181,752	26,435	2013
Shops at Riverside, The	Hackensack (New York), NJ	130,000	13,521	238,746	—	117,562	13,521	356,308	369,829	53,268	2007	(4) (5)
South Hills Village	Pittsburgh, PA	—	23,445	125,840	1,472	75,257	24,917	201,097	226,014	92,225	1997	(4)
South Shore Plaza	Braintree (Boston), MA	—	101,200	301,495	—	165,680	101,200	467,175	568,375	226,132	1998	(4)
Southdale Mall	Edina (Minneapolis), MN	147,532	41,430	184,967	—	54,807	41,430	239,774	281,204	50,837	2007	(4) (5)
SouthPark	Charlotte, NC	—	42,092	188,055	100	194,014	42,192	382,069	424,261	193,099	2002	(4)
Southridge Mall	Greendale (Milwaukee), WI	119,381	12,359	130,111	1,939	20,159	14,298	150,270	164,568	40,352	2007	(4) (5)
St. Charles Towne Center	Waldorf (Washington, DC), MD	—	7,710	52,934	1,180	29,764	8,890	82,698	91,588	56,382	1990

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2017

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Stanford Shopping Center	Palo Alto (San Jose), CA	$—	$—	$339,537	$—	$127,002	$—	$466,539	$466,539	$163,738	2003	(4)
Summit Mall	Akron, OH	85,000	15,374	51,137	—	50,430	15,374	101,567	116,941	57,456	1965
Tacoma Mall	Tacoma (Seattle), WA	—	37,113	125,826	—	126,071	37,113	251,897	289,010	121,895	1987
Tippecanoe Mall	Lafayette, IN	—	2,897	8,439	5,517	47,852	8,414	56,291	64,705	42,760	1973
Town Center at Boca Raton	Boca Raton (Miami), FL	—	64,200	307,317	—	191,722	64,200	499,039	563,239	259,982	1998	(4)
Town Center at Cobb	Kennesaw (Atlanta), GA	188,806	32,355	158,225	—	20,045	32,355	178,270	210,625	108,990	1998	(5)
Towne East Square	Wichita, KS	—	8,525	18,479	4,108	48,507	12,633	66,986	79,619	45,622	1975
Treasure Coast Square	Jensen Beach, FL	—	11,124	72,990	3,067	41,404	14,191	114,394	128,585	68,334	1987
Tyrone Square	St. Petersburg (Tampa), FL	—	15,638	120,962	1,459	51,475	17,097	172,437	189,534	95,813	1972
University Park Mall	Mishawaka, IN	—	16,768	112,158	7,000	58,288	23,768	170,446	194,214	141,916	1996	(4)
Walt Whitman Shops	Huntington Station (New York), NY	—	51,700	111,258	3,789	126,413	55,489	237,671	293,160	107,360	1998	(4)
White Oaks Mall	Springfield, IL	50,500	3,024	35,692	2,102	63,609	5,126	99,301	104,427	52,065	1977
Wolfchase Galleria	Memphis, TN	162,022	15,484	128,276	—	18,697	15,484	146,973	162,457	85,984	2002	(4)
Woodland Hills Mall	Tulsa, OK	87,403	34,211	187,123	—	28,610	34,211	215,733	249,944	121,727	2004	(5)

Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	—	3,900	97,059	—	9,473	3,900	106,532	110,432	46,924	2004	(4)
Allen Premium Outlets (13)	Allen (Dallas), TX	—	21,603	69,788	—	40,908	21,603	110,696	132,299	30,471	2004	(4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	0	2370	24326	0	6793	2370	31119	33489	21678	2004	(4)
Birch Run Premium Outlets	Birch Run (Detroit), MI	123,000	11,477	77,856	—	7,123	11,477	84,979	96,456	28,407	2010	(4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	—	16,670	224,721	395	68,934	17,065	293,655	310,720	122,970	2004	(4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	—	12,890	184,990	96	7,338	12,986	192,328	205,314	74,059	2004	(4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	45,317	3,175	59,863	5,311	6,361	8,486	66,224	74,710	33,516	2004	(4)
Chicago Premium Outlets	Aurora (Chicago), IL	—	659	118,005	13,050	105,156	13,709	223,161	236,870	66,897	2004	(4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	—	14,117	71,520	—	4,671	14,117	76,191	90,308	30,828	2008
Clinton Crossing Premium Outlets	Clinton, CT	—	2,060	107,556	1,532	5,146	3,592	112,702	116,294	50,855	2004	(4)
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	—	3,440	338,679	—	100,369	3,440	439,048	442,488	147,321	2004	(4)
Edinburgh Premium Outlets	Edinburgh (Indianapolis), IN	—	2,857	47,309	—	15,822	2,857	63,131	65,988	30,999	2004	(4)
Ellenton Premium Outlets	Ellenton (Tampa), FL	178,000	15,807	182,412	—	6,786	15,807	189,198	205,005	76,859	2010	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2017

(Dollars in thousands

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Folsom Premium Outlets	Folsom (Sacramento), CA	$—	$9,060	$50,281	$—	$4,258	$9,060	$54,539	$63,599	$28,139	2004	(4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	—	9,630	194,122	—	12,177	9,630	206,299	215,929	90,565	2004	(4)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	116,331	9,497	194,245	—	—	9,497	194,245	203,742	36,981	2012
Grove City Premium Outlets	Grove City (Pittsburgh), PA	140,000	6,421	121,880	—	5,847	6,421	127,727	134,148	52,990	2010	(4)
Gulfport Premium Outlets	Gulfport, MS	50,000	—	27,949	—	2,925	—	30,874	30,874	12,161	2010	(4)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington, DC), MD	77,000	3,576	85,883	—	2,780	3,576	88,663	92,239	29,773	2010	(4)
Houston Premium Outlets	Cypress (Houston), TX	—	8,695	69,350	—	44,060	8,695	113,410	122,105	43,113	2007
Jackson Premium Outlets	Jackson (New York), NJ	—	6,413	104,013	3	7,289	6,416	111,302	117,718	43,924	2004	(4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	—	15,390	50,979	—	76,297	15,390	127,276	142,666	51,500	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	—	2,800	39,546	—	6,730	2,800	46,276	49,076	19,528	2004	(4)
Kittery Premium Outlets	Kittery, ME	—	11,832	94,994	—	9,746	11,832	104,740	116,572	39,061	2004	(4)
Las Americas Premium Outlets	San Diego, CA	—	45,168	251,878	—	8,190	45,168	260,068	305,236	78,820	2007	(4)
Las Vegas North Premium Outlets	Las Vegas, NV	—	25,435	134,973	16,536	149,251	41,971	284,224	326,195	101,948	2004	(4)
Las Vegas South Premium Outlets	Las Vegas, NV	—	13,085	160,777	—	31,574	13,085	192,351	205,436	71,039	2004	(4)
Lee Premium Outlets	Lee, MA	52,651	9,167	52,212	—	2,900	9,167	55,112	64,279	22,193	2010	(4)
Leesburg Corner Premium Outlets	Leesburg (Washington, DC), VA	—	7,190	162,023	—	6,728	7,190	168,751	175,941	75,578	2004	(4)
Lighthouse Place Premium Outlets	Michigan City (Chicago, IL), IN	—	6,630	94,138	—	9,852	6,630	103,990	110,620	50,937	2004	(4)
Merrimack Premium Outlets	Merrimack, NH	124,287	14,975	118,428	—	2,401	14,975	120,829	135,804	30,056	2012
Napa Premium Outlets	Napa, CA	—	11,400	45,023	—	6,328	11,400	51,351	62,751	23,500	2004	(4)
North Bend Premium Outlets	North Bend (Seattle), WA	—	2,143	36,197	—	4,517	2,143	40,714	42,857	16,347	2004	(4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	—	4,300	137,020	—	413	4,300	137,433	141,733	57,405	2004	(4)
Orlando International Premium Outlets	Orlando, FL	—	31,998	472,815	—	4,866	31,998	477,681	509,679	134,157	2010	(4)
Orlando Vineland Premium Outlets	Orlando, FL	—	14,040	382,949	36,023	—	50,063	382,949	433,012	142,912	2004	(4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	—	13,322	13,710	—	3,428	13,322	17,138	30,460	10,358	2004	(4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	—	16,676	105,249	—	20,374	16,676	125,623	142,299	59,370	2006
Phoenix Premium Outlets	Chandler (Phoenix), AZ	—	—	63,448	—	58	—	63,506	63,506	16,677	2013
Pismo Beach Premium Outlets	Pismo Beach, CA	36,104	4,317	19,044	—	2,782	4,317	21,826	26,143	9,948	2010	(4)
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL/Milwaukee), WI	145,000	16,823	126,686	—	6,244	16,823	132,930	149,753	40,972	2010	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2017

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Puerto Rico Premium Outlets	Barceloneta, PR	$160,000	$20,586	$114,021	$—	$2,826	$20,586	$116,847	$137,433	$36,749	2010	(4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	63,426	8,129	61,950	—	4,291	8,129	66,241	74,370	22,033	2010	(4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	—	12,229	41,547	—	29,779	12,229	71,326	83,555	37,743	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	—	14,706	82,252	—	3,533	14,706	85,785	100,491	44,388	2005
San Francisco Premium Outlets	Livermore (San Francisco), CA	—	21,925	308,694	40,046	50,512	61,971	359,206	421,177	59,134	2012
San Marcos Premium Outlets	San Marcos (Austin/San Antonio), TX	—	13,180	287,179	—	9,811	13,180	296,990	310,170	83,993	2010	(4)
Seattle Premium Outlets	Tulalip (Seattle), WA	—	—	103,722	—	53,979	—	157,701	157,701	63,567	2004	(4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	—	6,090	57,670	2	10,911	6,092	68,581	74,673	33,109	2004	(4)
Tampa Premium Outlets	Lutz (Tampa), FL	—	14,298	97,188	121	4,365	14,419	101,553	115,972	10,013	2015
The Crossings Premium Outlets	Tannersville, PA	110,565	7,720	172,931	—	17,302	7,720	190,233	197,953	74,436	2004	(4)
Tucson Premium Outlets	Marana (Tucson), AZ	—	12,508	69,677	—	4,959	12,508	74,636	87,144	7,626	2015
Vacaville Premium Outlets	Vacaville, CA	—	9,420	84,850	—	16,827	9,420	101,677	111,097	49,529	2004	(4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	—	22,630	77,316	—	20,156	22,630	97,472	120,102	39,214	2004	(4)
Waterloo Premium Outlets	Waterloo, NY	—	3,230	75,277	—	9,554	3,230	84,831	88,061	40,945	2004	(4)
Williamsburg Premium Outlets	Williamsburg, VA	185,000	10,323	223,789	—	6,715	10,323	230,504	240,827	64,293	2010	(4)
Woodburn Premium Outlets	Woodburn (Portland), OR	—	9,414	150,414	—	1,753	9,414	152,167	161,581	29,876	2013	(4)
Woodbury Common Premium Outlets (13)	Central Valley (New York), NY	—	11,110	862,559	1,658	233,677	12,768	1,096,236	1,109,004	356,879	2004	(4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	—	4,900	282,031	—	12,966	4,900	294,997	299,897	122,180	2004	(4)

The Mills
Arizona Mills	Tempe (Phoenix), AZ	156,146	41,936	297,289	—	12,887	41,936	310,176	352,112	42,956	2007	(4) (5)
Great Mall	Milpitas (San Jose), CA	—	69,853	463,101	—	50,369	69,853	513,470	583,323	99,514	2007	(4) (5)
Gurnee Mills	Gurnee (Chicago), IL	269,506	41,133	297,911	—	15,252	41,133	313,163	354,296	65,934	2007	(4) (5)
Mills at Jersey Gardens, The	Elizabeth, NJ	350,000	120,417	865,605	—	14,050	120,417	879,655	1,000,072	100,098	2015	(4)
Opry Mills	Nashville, TN	375,000	51,000	327,503	—	15,016	51,000	342,519	393,519	69,417	2007	(4) (5)
Potomac Mills	Woodbridge (Washington, DC), VA	416,000	61,755	425,370	—	36,249	61,755	461,619	523,374	98,700	2007	(4) (5)
Sawgrass Mills	Sunrise (Miami), FL	—	194,002	1,641,153	5,395	162,281	199,397	1,803,434	2,002,831	339,593	2007	(4) (5)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2017

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Designer Outlets
La Reggia Designer Outlet	Marcianise (Naples), Italy	$159,500	$37,220	$233,179	$—	$2,470	$37,220	$235,649	$272,869	$16,856	2013	(4) (5) (7)
Noventa Di Piave Designer Outlet	Venice, Italy	131,718	38,793	309,284	—	36,306	38,793	345,590	384,383	20,631	2013	(4) (5) (7)
Parndorf Designer Outlet	Vienna, Austria	110,212	14,903	221,442	—	2,432	14,903	223,874	238,777	21,038	2013	(4) (5) (7)
Roermond Designer Outlet	Roermond, Netherlands	275,529	15,035	400,094	—	1,894	15,035	401,988	417,023	34,962	2013	(4) (5) (7)
Rosada Designer Outlet	Roosendaal, Netherlands	71,877	22,191	108,069	—	—	22,191	108,069	130,260	3,446	2017	(4) (5) (7)
Provence Designer Outlet	Provence, France	94,174	38,467	69,221	—	—	38,467	69,221	107,688	3,748	2017	(4) (5) (7)

Community Centers
ABQ Uptown	Albuquerque, NM	—	6,374	75,333	4,054	5,804	10,428	81,137	91,565	20,758	2011	(4)
University Park Village	Fort Worth, TX	55,000	18,031	100,523	—	4,267	18,031	104,790	122,821	10,835	2015	(4)

Other Properties
Bangor Mall	Bangor, ME	80,000	5,478	59,740	—	12,636	5,478	72,376	77,854	39,284	2004	(5)
Calhoun Marketplace	Calhoun, GA	19,013	1,745	12,529	—	2,013	1,745	14,542	16,287	8,256	2010	(4)
Florida Keys Outlet Center	Florida City, FL	17,000	1,112	1,748	—	3,714	1,112	5,462	6,574	2,555	2010	(4)
Gaffney Marketplace	Gaffney (Greenville/Charlotte), SC	30,713	4,056	32,371	—	5,126	4,056	37,497	41,553	15,354	2010	(4)
Independence Center	Independence (Kansas City), MO	200,000	5,042	45,798	—	43,314	5,042	89,112	94,154	49,959	1994	(4)
Lebanon Marketplace	Lebanon (Nashville), TN	—	1,758	10,189	—	399	1,758	10,588	12,346	5,816	2010	(4)
Liberty Village Marketplace	Flemington (New York), NJ	—	5,670	28,904	—	2,357	5,670	31,261	36,931	30,237	2004	(4)
Lincoln Plaza	King of Prussia (Philadelphia), PA	—	—	21,299	—	6,737	—	28,036	28,036	15,905	2003	(4)
Orlando Outlet Marketplace	Orlando, FL	—	3,367	1,557	—	2,405	3,367	3,962	7,329	1,889	2010	(4)
Osage Beach Marketplace	Osage Beach, MO	—	9,460	85,804	—	7,724	9,460	93,528	102,988	44,796	2004	(4)

Other pre-development costs		—	98,682	135,722	958	—	99,640	135,722	235,362	78
Other		—	2,615	15,376	—	—	2,615	15,376	17,991	8,946
Currency Translation Adjustment		—	15,941	72,232	—	48,651	15,941	120,883	136,824	(2,270)
		$6,912,558	$3,285,085	$24,967,694	$350,231	$7,411,496	$3,635,316	$32,379,190	$36,014,506	$11,704,223

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Schedule III as of December 31, 2017

(Dollars in thousands)

(1)	Reconciliation of Real Estate Properties:

The changes in real estate assets for the years ended December 31, 2017, 2016, and 2015 are as follows:

	2017	2016	2015
Balance, beginning of year	$34,897,942	$33,132,885	$31,014,133
Acquisitions and consolidations (7)	328,621	1,331,511	1,190,944
Improvements	731,863	658,734	995,964
Disposals and deconsolidations	(125,499)	(180,433)	(68,156)
Currency Translation Adjustment	181,579	(44,755)	—
Balance, close of year	$36,014,506	$34,897,942	$33,132,885

The unaudited aggregate cost of domestic consolidated real estate assets for U.S. federal income tax purposes as of December 31, 2017 was $21,055,936.

(2)	Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2017, 2016, and 2015 are as follows:

	2017	2016	2015
Balance, beginning of year	$10,664,738	$9,696,420	$8,740,928
Depreciation expense (7)	1,121,863	1,089,347	1,018,078
Disposals and deconsolidations	(81,187)	(117,568)	(62,586)
Currency Translation Adjustment	(1,191)	(3,461)	—
Balance, close of year	$11,704,223	$10,664,738	$9,696,420

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