Form 10-Q
period 2018-03-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2018-05-03
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of March 31, 2018, Simon Property Group, Inc. had 309,689,894 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10‑Q for the quarterly period ended March 31, 2018 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority‑owned partnership subsidiary, for which Simon is the general partner. As of March 31, 2018, Simon owned an approximate 86.9% ownership interest in the Operating Partnership, with the remaining 13.1% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day‑to‑day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10‑Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2018	2017
ASSETS:
Investment properties, at cost	$36,383,699	$36,393,464
Less - accumulated depreciation	12,074,719	11,935,949
	24,308,980	24,457,515
Cash and cash equivalents	367,207	1,482,309
Tenant receivables and accrued revenue, net	686,158	742,672
Investment in unconsolidated entities, at equity	2,268,956	2,266,483
Investment in Klépierre, at equity	2,011,919	1,934,676
Deferred costs and other assets	1,374,640	1,373,983
Total assets	$31,017,860	$32,257,638
LIABILITIES:
Mortgages and unsecured indebtedness	$23,647,623	$24,632,463
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,180,851	1,269,190
Cash distributions and losses in unconsolidated entities, at equity	1,421,879	1,406,378
Other liabilities	532,491	520,363
Total liabilities	26,782,844	27,828,394
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	201,680	190,480
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	42,994	43,077
Common stock, $0.0001 par value, 511,990,000 shares authorized, 320,328,774 and 320,322,774 issued and outstanding, respectively	32	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,647,272	9,614,748
Accumulated deficit	(4,774,442)	(4,782,173)
Accumulated other comprehensive loss	(102,747)	(110,453)
Common stock held in treasury, at cost, 10,638,880 and 9,163,920 shares, respectively	(1,307,203)	(1,079,063)
Total stockholders’ equity	3,505,906	3,686,168
Noncontrolling interests	527,430	552,596
Total equity	4,033,336	4,238,764
Total liabilities and equity	$31,017,860	$32,257,638

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2018	2017
REVENUE:
Minimum rent	$860,172	$846,798
Overage rent	32,990	28,204
Tenant reimbursements	380,363	378,915
Management fees and other revenues	28,181	30,547
Other income	98,108	61,299
Total revenue	1,399,814	1,345,763
EXPENSES:
Property operating	113,448	104,048
Depreciation and amortization	316,936	310,832
Real estate taxes	114,187	106,659
Repairs and maintenance	27,684	25,601
Advertising and promotion	34,800	35,948
Provision for credit losses	5,632	5,210
Home and regional office costs	41,064	42,979
General and administrative	12,628	14,001
Other	31,502	23,814
Total operating expenses	697,881	669,092
OPERATING INCOME	701,933	676,671
Interest expense	(205,492)	(198,202)
Income and other tax (expense) benefit	(6,220)	3,521
Income from unconsolidated entities	90,026	69,085
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities and impairment, net	135,277	—
CONSOLIDATED NET INCOME	715,524	551,075
Net income attributable to noncontrolling interests	94,036	72,505
Preferred dividends	834	834
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$620,654	$477,736
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$2.00	$1.53

Consolidated Net Income	$715,524	$551,075
Unrealized loss on derivative hedge agreements	(6,146)	(1,253)
Net loss reclassified from accumulated other comprehensive loss into earnings	2,153	2,620
Currency translation adjustments	13,092	13,148
Changes in available-for-sale securities and other	(289)	689
Comprehensive income	724,334	566,279
Comprehensive income attributable to noncontrolling interests	95,140	74,425
Comprehensive income attributable to common stockholders	$629,194	$491,854

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$715,524	$551,075
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	334,672	335,749
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities and impairment, net	(135,277)	—
Unrealized change in fair value of equity instruments	3,029	—
Straight-line rent	(6,276)	(8,109)
Equity in income of unconsolidated entities	(90,026)	(69,085)
Distributions of income from unconsolidated entities	77,870	70,994
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	71,858	54,036
Deferred costs and other assets	(62,839)	(42,099)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(65,058)	(106,868)
Net cash provided by operating activities	843,477	785,693
CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of loans to related parties	(1,833)	(18,963)
Capital expenditures, net	(172,756)	(148,595)
Investments in unconsolidated entities	(10,859)	(58,928)
Purchase of marketable and non-marketable securities	(7,542)	(4,174)
Distributions of capital from unconsolidated entities and other	69,316	55,398
Net cash used in investing activities	(123,674)	(175,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(82)	(82)
Purchase of shares related to stock grant recipients' tax withholdings	(276)	(285)
Redemption of limited partner units	(6,267)	—
Purchase of treasury stock	(227,901)	(151,690)
Distributions to noncontrolling interest holders in properties	(8,376)	(3,029)
Contributions from noncontrolling interest holders in properties	24	172
Preferred distributions of the Operating Partnership	(479)	(479)
Distributions to stockholders and preferred dividends	(606,086)	(548,521)
Distributions to limited partners	(91,523)	(82,906)
Proceeds from issuance of debt, net of transaction costs	1,756,056	1,868,455
Repayments of debt	(2,649,995)	(1,738,725)
Net cash used in financing activities	(1,834,905)	(657,090)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,115,102)	(46,659)
CASH AND CASH EQUIVALENTS, beginning of period	1,482,309	560,059
CASH AND CASH EQUIVALENTS, end of period	$367,207	$513,400

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	March 31,	December 31,
	2018	2017
ASSETS:
Investment properties, at cost	$36,383,699	$36,393,464
Less — accumulated depreciation	12,074,719	11,935,949
	24,308,980	24,457,515
Cash and cash equivalents	367,207	1,482,309
Tenant receivables and accrued revenue, net	686,158	742,672
Investment in unconsolidated entities, at equity	2,268,956	2,266,483
Investment in Klépierre, at equity	2,011,919	1,934,676
Deferred costs and other assets	1,374,640	1,373,983
Total assets	$31,017,860	$32,257,638
LIABILITIES:
Mortgages and unsecured indebtedness	$23,647,623	$24,632,463
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,180,851	1,269,190
Cash distributions and losses in unconsolidated entities, at equity	1,421,879	1,406,378
Other liabilities	532,491	520,363
Total liabilities	26,782,844	27,828,394
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	201,680	190,480
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	42,994	43,077
General Partner, 309,697,894 and 311,166,854 units outstanding, respectively	3,462,912	3,643,091
Limited Partners, 46,829,844 and 46,879,625 units outstanding, respectively	523,630	548,858
Total partners’ equity	4,029,536	4,235,026
Nonredeemable noncontrolling interests in properties, net	3,800	3,738
Total equity	4,033,336	4,238,764
Total liabilities and equity	$31,017,860	$32,257,638

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended
	March 31,
	2018	2017
REVENUE:
Minimum rent	$860,172	$846,798
Overage rent	32,990	28,204
Tenant reimbursements	380,363	378,915
Management fees and other revenues	28,181	30,547
Other income	98,108	61,299
Total revenue	1,399,814	1,345,763
EXPENSES:
Property operating	113,448	104,048
Depreciation and amortization	316,936	310,832
Real estate taxes	114,187	106,659
Repairs and maintenance	27,684	25,601
Advertising and promotion	34,800	35,948
Provision for credit losses	5,632	5,210
Home and regional office costs	41,064	42,979
General and administrative	12,628	14,001
Other	31,502	23,814
Total operating expenses	697,881	669,092
OPERATING INCOME	701,933	676,671
Interest expense	(205,492)	(198,202)
Income and other tax (expense) benefit	(6,220)	3,521
Income from unconsolidated entities	90,026	69,085
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities and impairment, net	135,277	—
CONSOLIDATED NET INCOME	715,524	551,075
Net loss attributable to noncontrolling interests	(92)	(244)
Preferred unit requirements	1,313	1,313
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$714,303	$550,006
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$620,654	$477,736
Limited Partners	93,649	72,270
Net income attributable to unitholders	$714,303	$550,006
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$2.00	$1.53

Consolidated net income	$715,524	$551,075
Unrealized loss on derivative hedge agreements	(6,146)	(1,253)
Net loss reclassified from accumulated other comprehensive loss into earnings	2,153	2,620
Currency translation adjustments	13,092	13,148
Changes in available-for-sale securities and other	(289)	689
Comprehensive income	724,334	566,279
Comprehensive income attributable to noncontrolling interests	527	675
Comprehensive income attributable to unitholders	$723,807	$565,604

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$715,524	$551,075
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	334,672	335,749
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities and impairment, net	(135,277)	—
Unrealized change in fair value of equity instruments	3,029	—
Straight-line rent	(6,276)	(8,109)
Equity in income of unconsolidated entities	(90,026)	(69,085)
Distributions of income from unconsolidated entities	77,870	70,994
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	71,858	54,036
Deferred costs and other assets	(62,839)	(42,099)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(65,058)	(106,868)
Net cash provided by operating activities	843,477	785,693
CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of loans to related parties	(1,833)	(18,963)
Capital expenditures, net	(172,756)	(148,595)
Investments in unconsolidated entities	(10,859)	(58,928)
Purchase of marketable and non-marketable securities	(7,542)	(4,174)
Distributions of capital from unconsolidated entities and other	69,316	55,398
Net cash used in investing activities	(123,674)	(175,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(82)	(82)
Purchase of units related to stock grant recipients' tax withholdings	(276)	(285)
Redemption of limited partner units	(6,267)	—
Purchase of general partner units	(227,901)	(151,690)
Distributions to noncontrolling interest holders in properties	(8,376)	(3,029)
Contributions from noncontrolling interest holders in properties	24	172
Partnership distributions	(698,088)	(631,906)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	1,756,056	1,868,455
Mortgage and unsecured indebtedness principal payments	(2,649,995)	(1,738,725)
Net cash used in financing activities	(1,834,905)	(657,090)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,115,102)	(46,659)
CASH AND CASH EQUIVALENTS, beginning of period	1,482,309	560,059
CASH AND CASH EQUIVALENTS, end of period	$367,207	$513,400

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2018, we owned or held an interest in 206 income‑producing properties in the United States, which consisted of 107 malls, 68 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. Internationally, as of March 31, 2018, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, two Premium Outlets in Canada, two Premium Outlets in Malaysia and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe, of which six properties are consolidated, and one Designer Outlet property in Canada. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, Germany, France and the United Kingdom. As of March 31, 2018, we also owned a 21.1% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10‑Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10‑Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the combined 2017 Annual Report on Form 10‑K of Simon and the Operating Partnership.

As of March 31, 2018, we consolidated 133 wholly‑owned properties and 19 additional properties that are less than wholly‑owned, but which we control or for which we are the primary beneficiary. We account for the remaining 81 properties, or the joint venture properties, as well as our investments in Klépierre, Aéropostale, and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day‑to‑day operations of 58 of the 81 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, and the United Kingdom comprise 19 of the remaining 23 properties. These international properties are managed by joint ventures in which we share control.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 86.9% for the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, Simon’s ownership interest in the Operating Partnership was 86.9%. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of the debt securities of our captive insurance subsidiary, equity instruments, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At March 31, 2018 and December 31, 2017, we had equity instruments with readily determinable fair values of $93.7 million and $88.3 million, respectively.  Effective January 1, 2018, changes in fair value of these equity instruments are recorded in earnings. At March 31, 2018 and December 31, 2017, we had equity instruments without readily determinable fair values of $186.7 million and $186.9 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three months ended March 31, 2018.

Our deferred compensation plan equity instruments are valued based upon quoted market prices. The investments have a matching liability as the amounts are fully payable to the employees that earned the compensation. Changes in value of these securities and changes to the matching liability to employees are both recognized in earnings and, as a result, there is no impact to consolidated net income.

At March 31, 2018 and December 31, 2017, we held debt securities of $62.9 million and $55.7 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary typically includes U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than 1 year to 10 years. These securities are classified as available‑for‑sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

be other‑than‑temporary. We review any declines in value of these securities for other‑than‑temporary impairment and consider the severity and duration of any decline in value. To the extent an other‑than‑temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.  Net unrealized losses recorded in the Operating Partnership’s accumulated other comprehensive income (loss) as of March 31, 2018 and December 31, 2017 were approximately $0.7 million and $0.4 million, respectively, and represent the valuation adjustments for our investments in debt securities.

Our captive insurance subsidiary is required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited.

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

The equity instruments with readily available determinable fair values we held at March 31, 2018 and December 31, 2017 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset balance of $1.0 million at March 31, 2018 and a gross liability balance of $24.8 million and $18.1 million at March 31, 2018 and December 31, 2017, respectively.

Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	March 31,	December 31,
	2018	2017
Limited partners’ interests in the Operating Partnership	$523,630	$548,858
Nonredeemable noncontrolling interests in properties, net	3,800	3,738
Total noncontrolling interests reflected in equity	$527,430	$552,596

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

A rollforward of noncontrolling interests is as follows:

	For the Three Months Ended
	March 31,
	2018	2017
Noncontrolling interests, beginning of period	$552,596	$649,464
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	94,176	72,945
Distributions to noncontrolling interest holders	(92,012)	(84,221)
Other comprehensive (loss) income allocable to noncontrolling interests:
Unrealized loss on derivative hedge agreements	(804)	(143)
Net loss reclassified from accumulated other comprehensive loss into earnings	283	345
Currency translation adjustments	1,663	1,618
Changes in available-for-sale securities and other	(38)	101
	1,104	1,921
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership	(36,221)	(33,235)
Units exchanged for common shares	(70)	(12)
Units redeemed	(474)	—
Long-term incentive performance units	8,307	14,705
Contributions by noncontrolling interests, net, and other	24	171
Noncontrolling interests, end of period	$527,430	$621,738

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

A rollforward of noncontrolling interests is as follows:

	For the Three Months Ended
	March 31,
	2018	2017
Noncontrolling nonredeemable interests in properties, net — beginning of period	$3,738	$5,116
Net income attributable to noncontrolling nonredeemable interests	527	675
Distributions to noncontrolling nonredeemable interestholders	(489)	(1,315)
Contributions by noncontrolling nonredeemable interests, net, and other	24	171
Noncontrolling nonredeemable interests in properties, net — end of period	$3,800	$4,647

Accumulated Other Comprehensive Income (Loss)

Simon

The changes in components of our accumulated other comprehensive income (loss) attributable to common stockholders consisted of the following net of noncontrolling interest as of March 31, 2018:

			Net unrealized
	Currency	Accumulated	losses on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(118,138)	$8,055	$(370)	$(110,453)
Other comprehensive income (loss) before reclassifications	11,429	(5,343)	(251)	5,835
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,871	—	1,871
Net current-period other comprehensive income (loss)	11,429	(3,472)	(251)	7,706
Ending balance	$(106,709)	$4,583	$(621)	$(102,747)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the three months ended March 31:

	2018	2017
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Accumulated derivative losses, net	$(2,153)	$(2,620)	Interest expense
	282	345	Net income attributable to noncontrolling interests
	$(1,871)	$(2,275)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

The changes in accumulated other comprehensive income (loss) by component consisted of the following as of March 31, 2018:

			Net unrealized
	Currency	Accumulated	losses on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(135,940)	$9,263	$(425)	$(127,102)
Other comprehensive income (loss) before reclassifications	13,092	(6,146)	(289)	6,657
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,153	—	2,153
Net current-period other comprehensive income (loss)	13,092	(3,993)	(289)	8,810
Ending balance	$(122,848)	$5,270	$(714)	$(118,292)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the three months ended March 31:

	2018	2017
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Accumulated derivative losses, net	$(2,153)	$(2,620)	Interest expense

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

As of March 31, 2018 and December 31, 2017, we had no outstanding interest rate derivatives. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of March 31, 2018 and December 31, 2017, respectively.

We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Yen and Euro. We use currency forward contracts, cross currency swap contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro‑denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in U.S. dollars for their fair value at or close to their settlement date.

We had the following Euro:USD forward contracts at March 31, 2018 and December 31, 2017 (in millions):

		Asset (Liability) Value as of
		March 31,	December 31,
Notional Value	Maturity Date	2018	2017
€65.0	May 15, 2018	0.9	—
€50.0	May 15, 2019	(3.9)	(2.4)
€50.0	May 15, 2019	(6.4)	(4.9)
€50.0	May 15, 2020	(7.0)	(5.2)
€50.0	May 14, 2021	(7.4)	(5.5)

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

In the first quarter of 2018, we entered into a cross-currency swap agreement to manage our exposure to changes in foreign exchange rates by swapping $150.0 million of 4.38% fixed-rate U.S. dollar-denominated debt to 1.37% fixed-rate Euro-denominated debt of €121.6 million. The cross-currency swap matures on December 1, 2020. The carrying value of our cross-currency swap agreement at March 31, 2018 is $0.1 million and is included in deferred costs and other assets.

We have designated the currency forward contracts and cross-currency swap as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

The total gross accumulated other comprehensive income related to the Operating Partnership’s derivative activities, including our share of the other comprehensive income from unconsolidated entities, approximated $5.3 million and $9.3 million as of March 31, 2018 and December 31, 2017, respectively.

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

Our revenues impacted by this standard primarily include management, development, leasing and financing fee revenues for services performed related to various domestic joint ventures that we manage, licensing fees earned from various international properties, sales of real estate, including land parcels and operating properties, and other ancillary income earned at our properties.  For the years ended December 31, 2017 and 2016, these revenues were less than 6.0% and 7.0% of consolidated revenue, respectively.  The amount and timing of revenue recognition from our services to joint ventures, licensing fee arrangements, and ancillary income under the newly effective standard is consistent with the prior measurement and pattern of recognition.  In addition, we do not actively sell operating properties as part of our core business strategy and, accordingly, the sale of properties does not generally constitute a significant part of our revenue and cash flows. We adopted the standard using the modified retrospective approach on January 1, 2018 and there was no cumulative effect adjustment recognized. Our revenues impacted by this standard are included in management fees

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

and other revenues and in other income in the accompanying consolidated statement of operations and comprehensive income.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which requires entities to recognize changes in equity investments with readily determinable fair values in net income.  We recognized a cumulative effect adjustment of $7.3 million as of adoption on January 1, 2018 to reclassify unrealized gains previously reported in accumulated other comprehensive income for equity instruments with readily determinable fair values that were previously accounted for as available-for-sale securities and certain equity instruments previously accounted for using the cost method for which the measurement alternative described below was not elected.  For those equity instruments that do not have readily determinable fair values, the ASU permits the application of a measurement alternative using the cost of the investment, less any impairments, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer.  This guidance will be applied prospectively upon the occurrence of an event which establishes fair value to all other equity instruments we account for using the measurement alternative.

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

Substantially all of our revenues and the revenues of our equity method investments are earned from arrangements that are within the scope of ASU 2016-02. Upon adoption of ASU 2016-02, consideration related to non-lease components identified in our lease arrangements will be accounted for using the guidance in ASU 2014-09, which we have determined would (i) necessitate that we reallocate consideration received under many of our lease arrangements between the lease and non-lease component, (ii) result in recognizing revenue allocated to our primary non-lease component (consideration received from fixed common area maintenance arrangements) on a straight-line basis and (iii) require separate presentation of revenue recognized from lease and non-lease components on our statement of operations.  However, on January 5, 2018, the FASB issued an Exposure Draft that proposes targeted improvements to ASU 2016-02, which include creating a practical expedient that would provide lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component.  If the FASB adopts this proposed update, we believe we would meet the criteria to account for lease and non-lease components as a single component, which would alleviate the requirement upon adoption of ASU 2016-02 that we reallocate or separately present lease and non-lease components. We would, however, recognize consideration received from fixed common area maintenance arrangements on a straight-line basis. In March 2018, the FASB indicated that it intends to adopt the proposed update but a final ASU has not been issued.

Further, upon adoption of ASU 2016-02, leases of land and other arrangements where we are the lessee will be recognized on our balance sheet. Undiscounted future minimum lease payments due under long-term ground leases with termination dates which range from 2019 to 2090, excluding extension options, over the term of these leases total approximately $780.4 million.  The adoption of the guidance will result in the recognition of leased assets and corresponding liabilities discounted over the life of the applicable leases.

We will adopt ASU 2016-02 and any subsequent amendments beginning in the first quarter of 2019. In the Exposure Draft issued on January 5, 2018, the FASB also proposed a transition option that would permit the application of the new guidance as of the adoption date rather than to all periods presented. In March 2018, the FASB also indicated that it intends to adopt the proposed update but a final ASU has not been issued.  We are currently evaluating the impact that the adoption

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

of the new standard and the update the FASB intends to adopt will have on our consolidated financial statements and method of adoption.

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which introduced amendments to the hedge accounting model to allow for better alignment with risk management practices in addition to simplifying the hedge accounting model.  The provisions may permit more risk management strategies to qualify for hedge accounting, including interest rate hedges and foreign currency hedges.    We early adopted the ASU on January 1, 2018 as permitted under the standard.  There was no impact on our consolidated financial statements at adoption.

4. Per Share and Per Unit Data

We determine basic earnings per share and basic earnings per unit based on the weighted average number of shares of common stock or units, as applicable, outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine diluted earnings per share and diluted earnings per unit based on the weighted average number of shares of common stock or units, as applicable, outstanding combined with the incremental weighted average number of shares or units, as applicable, that would have been outstanding assuming all potentially dilutive securities were converted into shares of common stock or units, as applicable, at the earliest date possible. The following tables set forth the components of basic and diluted earnings per share and basic and diluted earnings per unit.

Simon

	For the Three Months Ended March 31,
	2018	2017
Net Income attributable to Common Stockholders — Basic and Diluted	$620,654	$477,736
Weighted Average Shares Outstanding — Basic and Diluted	310,583,643	312,809,981

For the three months ended March 31, 2018, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three months ended March 31, 2018 and 2017. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended March 31,
	2018	2017
Net Income attributable to Unitholders — Basic and Diluted	$714,303	$550,006
Weighted Average Units Outstanding — Basic and Diluted	357,446,988	360,130,442

For the three months ended March 31, 2018, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three months ended March 31, 2018 and 2017. We accrue distributions when they are declared.

5. Investment in Unconsolidated Entities

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 81 properties as of March 31, 2018.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of March 31, 2018 and December 31, 2017, we had construction loans and other advances to related parties totaling $84.9 million and $87.0 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

As of March 31, 2018 and December 31, 2017, we had an 11.7% noncontrolling equity interest in HBS, a venture formed with Hudson’s Bay Company.  The venture has 42 properties in the U.S. and, subsequent to formation, acquired 41 properties from Kaufhof.  In exchange for our interest, we committed to contribute $100.0 million for improvements to certain properties.  As of March 31, 2018 and December 31, 2017, we had funded $68.3 million of this commitment.  In addition, we contributed $178.5 million in connection with the acquisition of the Kaufhof department stores.  Our share of net income, net of amortization of our excess investment, was $4.0 million and $3.2 million for the three months ended March 31, 2018 and 2017, respectively. Total revenues, operating income and consolidated net income were approximately $87.2 million, $76.8 million, and $51.6 million, respectively, for the three months ended March 31, 2018 and $81.9 million, $64.9 million, and $44.1 million, respectively, for the three months ended March 31, 2017.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

European Investments

At March 31, 2018, we owned 63,924,148 shares, or approximately 21.1%, of Klépierre, which had a quoted market price of $40.36 per share. Our share of net income, net of amortization of our excess investment, was $22.9 million and $7.1 million for the three months ended March 31, 2018 and 2017, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income and consolidated net income were approximately $410.3 million, $135.8 million and $202.3 million, respectively, for the three months ended March 31, 2018 and $342.6 million, $105.0 million and $69.5 million, respectively, for the three months ended March 31, 2017.

During the three months ended March 31, 2018, Klépierre completed the disposal of its interests in certain shopping centers.  In connection with these disposals, we recorded a gain of $13.4 million, representing our share of the gains recognized by Klépierre, which is included in gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income.

We have an interest in a European investee that had interests in nine Designer Outlet properties as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, our legal percentage ownership interests in these properties ranged from 45% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we have a direct minority ownership in three of those outlets. At March 31, 2018 and December 31, 2017, the carrying value of these equity instruments was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $247.1 million and $230.3 million as of March 31, 2018 and December 31, 2017, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $151.9 million and $149.1 million as of March 31, 2018 and December 31, 2017, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
Assets:
Investment properties, at cost	$18,514,552	$18,328,747
Less - accumulated depreciation	6,508,984	6,371,363
	12,005,568	11,957,384
Cash and cash equivalents	963,029	956,084
Tenant receivables and accrued revenue, net	382,153	403,125
Deferred costs and other assets	361,497	355,585
Total assets	$13,712,247	$13,672,178
Liabilities and Partners’ Deficit:
Mortgages	$14,886,840	$14,784,310
Accounts payable, accrued expenses, intangibles, and deferred revenue	930,075	1,033,674
Other liabilities	392,747	365,857
Total liabilities	16,209,662	16,183,841
Preferred units	67,450	67,450
Partners’ deficit	(2,564,865)	(2,579,113)
Total liabilities and partners’ deficit	$13,712,247	$13,672,178
Our Share of:
Partners’ deficit	$(1,136,015)	$(1,144,620)
Add: Excess Investment	1,721,330	1,733,063
Our net Investment in unconsolidated entities, at equity	$585,315	$588,443

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

COMBINED STATEMENTS OF OPERATIONS

	For The Three
	Months Ended
	March 31,
	2018	2017
REVENUE:
Minimum rent	$475,956	$451,055
Overage rent	59,661	51,369
Tenant reimbursements	223,490	215,780
Other income	81,108	64,327
Total revenue	840,215	782,531
OPERATING EXPENSES:
Property operating	146,293	132,985
Depreciation and amortization	159,836	153,455
Real estate taxes	68,267	66,583
Repairs and maintenance	23,196	20,230
Advertising and promotion	24,224	22,198
Provision for credit losses	6,501	3,777
Other	49,732	43,355
Total operating expenses	478,049	442,583
Operating Income	362,166	339,948
Interest expense	(150,932)	(142,204)
Net Income	$211,234	$197,744
Third-Party Investors’ Share of Net Income	$106,183	$99,686
Our Share of Net Income	105,051	98,058
Amortization of Excess Investment	(21,527)	(22,457)
Income from Unconsolidated Entities	$83,524	$75,601

Our share of income from unconsolidated entities in the above table, aggregated with our share of the results of Klépierre, our investment in Aéropostale, and HBS, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

6. Debt

Unsecured Debt

At March 31, 2018, our unsecured debt consisted of $15.8 billion of senior unsecured notes of the Operating Partnership, $334.5 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and $848.6 million outstanding under the Operating Partnership’s global unsecured commercial paper

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

note program, or Commercial Paper program. The March 31, 2018 balance on the Credit Facility included $209.5 million (U.S. dollar equivalent) of Yen-denominated borrowings. Foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges of a portion of our international investments.

On March 31, 2018, we had an aggregate available borrowing capacity of $6.3 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the three months ended March 31, 2018 was $423.1 million and the weighted average outstanding balance was $334.8 million. Letters of credit of $6.2 million were outstanding under the Credit Facilities as of March 31, 2018.

The Credit Facility’s initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2021 and can be extended for an additional year to June 30, 2022 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Credit Facility is LIBOR plus 77.5 basis points with a facility fee of 10 basis points.

On February 15, 2018, the Operating Partnership amended and extended the Supplemental Facility. The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. The initial maturity date of the Supplemental Facility was extended to June 30, 2022 and can be extended for an additional year to June 30, 2023 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility was reduced to LIBOR plus 77.5 basis points from LIBOR plus 80 basis points, with a facility fee of 10 basis points.

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2018, we had $848.6 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 1.72%. These borrowings mature on various dates through May 23, 2018 and reduce amounts otherwise available under the Credit Facilities.

On January 3, 2018, the Operating Partnership redeemed at par $750.0 million of senior unsecured notes with a fixed interest rate of 1.50%.

Mortgage Debt

Total mortgage indebtedness was $6.7 billion and $6.9 billion at March 31, 2018 and December 31, 2017, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2018, we were in compliance with all covenants of our unsecured debt.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

At March 31, 2018, we or our subsidiaries were the borrowers under 47 non‑recourse mortgage notes secured by mortgages on 50 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2018, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually or in the aggregate, giving effect to applicable cross‑default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable‑rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed‑rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed‑rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed‑rate mortgages and unsecured indebtedness including commercial paper was $22.4 billion and $23.4 billion as of March 31, 2018 and December 31, 2017, respectively. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
	2018	2017
Fair value of fixed-rate mortgages and unsecured indebtedness	$22,443	$24,003
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.59%	4.25%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	4.45%	4.10%

7. Equity

During the three months ended March 31, 2018, Simon issued 6,000 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. On March 21, 2018, the Operating Partnership redeemed 40,503 units from a limited partner for $6.3 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the three months ended March 31, 2018, Simon purchased 1,473,588 shares at an average price of $154.66 per share as part of this program.  During the three months ended March 31, 2017, Simon purchased 870,692 shares at an average price of $174.22 per share as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of March 31, 2018 and December 31, 2017.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	March 31,	December 31,
	2018	2017
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	176,143	164,943
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$201,680	$190,480

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

	As of	As of
	March 31,	December 31,
	2018	2017
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	176,143	164,943
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$201,680	$190,480

Stock Based Compensation

Awards under our stock based compensation plans primarily take the form of LTIP unit and restricted stock grants. Restricted stock and awards under the LTIP programs are all performance based and are based on various individual,

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

corporate and business unit performance measures as further described below. The expense related to these programs, net of amounts capitalized, is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.

LTIP Programs.  The Compensation Committee has approved long‑term, performance based incentive compensation programs, or the LTIP programs, for certain senior executive officers. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by the Operating Partnership, which are subject to the participant maintaining employment with us through certain dates and other conditions as described in the applicable award agreements. Awarded LTIP units not earned in accordance with the conditions set forth in the applicable award agreements are forfeited. Earned and fully vested LTIP units are equivalent to units of the Operating Partnership. During the performance period, participants are entitled to receive distributions on the LTIP units awarded to them equal to 10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP units as participating securities under the two‑class method of computing earnings per share.

Awards under the LTIP programs for 2016 will be considered earned if, and only to the extent to which, applicable total shareholder return, or TSR, performance measures, as defined in the applicable award agreements, are achieved during the applicable performance periods. Once earned, LTIP units are subject to a two-year vesting period. One‑half of the earned LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period.

In 2018, the Compensation Committee established and granted awards under a redesigned LTIP program, or the 2018 LTIP program.  Awards under the 2018 LTIP program were granted in two tranches, Tranche A LTIP units and Tranche B LTIP units.  Each of the Tranche A LTIP units and the Tranche B LTIP units will be considered earned if, and only to the extent to which, the respective goals based on Funds From Operations, or FFO, per share or Relative TSR Goal performance criteria, as defined in the applicable award agreements, are achieved during the applicable two-year and three-year performance periods of the Tranche A LTIP units and Tranche B LTIP units, respectively.  One‑half of the earned Tranche A LTIP units will vest on January 1, 2021 with the other one-half vesting on January 1, 2022. All of the earned Tranche B LTIP units will vest on January 1, 2022.

The grant date fair value of the portion of the LTIP units based on achieving the target FFO performance criteria is $6.25 million for the Tranche A LTIP units and the Tranche B LTIP units, for a total of $12.5 million.  The 2018 LTIP program provides that the value of the FFO-based award may be adjusted up or down based on the Company’s performance compared to the target FFO performance criteria and has a maximum potential fair value of $18.75 million.  The value of the FFO-based award is recorded as expense over the period from the grant date to the date at which the awards, if earned, would become vested, based on our assessment as to whether it is probable that the performance criteria will be achieved during the applicable performance periods.

The grant date fair values of any LTIP units based on TSR performance are estimated using a Monte Carlo model, and the resulting fixed expense is recorded regardless of whether the TSR performance criteria are achieved if the required service is delivered. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if earned, would become vested.

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

The Compensation Committee approved LTIP unit grants as shown in the table below. The extent to which LTIP units were earned, and the aggregate grant date fair value, are as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of FFO-Based Award
2013-2015 LTIP program	466,405	$28.5 million	—
2014-2016 LTIP program	120,314	$27.5 million	—
2015-2017 LTIP program	—	$25.1 million	—
2016-2018 LTIP program	To be determined in 2019	$26.3 million	—
2018 LTIP program - Tranche A	To be determined in 2020	$6.25 million	$6.25 million
2018 LTIP program - Tranche B	To be determined in 2021	$6.25 million	$6.25 million

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $4.8 million and $4.6 million for the three months ended March 31, 2018 and 2017, respectively.

Restricted Stock. We recorded compensation expense, net of capitalization, related to restricted stock of approximately $2.3 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively.

Other Compensation Arrangements.  On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted David Simon, Simon’s Chairman and Chief Executive Officer, a retention award in the form of 1,000,000 LTIP units, or the Award, for his continued service as Simon’s Chairman and Chief Executive Officer through July 5, 2019. Effective December 31, 2013, the Award was modified, or the Current Award, and as a result the LTIP units now become earned and eligible to vest based on the attainment of Company‑based performance goals, in addition to the service‑based vesting requirement included in the original Award. The Current Award does not contain an opportunity for Mr. Simon to receive additional LTIP units above and beyond the original Award should our performance exceed the higher end of the performance criteria.  The performance criteria of the Current Award are based on the attainment of specific FFO per share. Because the performance criteria has been met, a maximum of 360,000 LTIP units, or the A units, 360,000 LTIP units, or the B units, and 280,000 LTIP units, or the C units, became earned on December 31, 2015, December 31, 2016 and December 31, 2017, respectively. Based on the Company’s performance in 2015, 360,000 A units were earned. Based on the Company’s performance in 2016, 360,000 B units were earned. Based on the Company’s performance in 2017, 280,000 C units were earned. If the relevant performance criteria had not been achieved, all or a portion of the Current Award would have been forfeited. The earned A units vested on January 1, 2018, earned B units will vest on January 1, 2019 and earned C units will vest on June 30, 2019, subject to Mr. Simon’s continued employment through such applicable date. The grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight‑year term of his employment agreement on a straight‑line basis based through the applicable vesting periods of the A units, B units and C units.

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

Changes in Equity

Simon

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2018	$43,077	$32	$(110,453)	$9,614,748	$(4,782,173)	$(1,079,063)	$552,596	$4,238,764
Exchange of limited partner units for common shares				70			(70)	—
Treasury stock purchase						(227,901)		(227,901)
Redemption of limited partner units				(5,793)			(474)	(6,267)
LTIP units							8,307	8,307
Cumulative effect of accounting change					7,264			7,264
Purchase and disposition of noncontrolling interests, net and other	(83)			2,026	(14,935)	(239)	24	(13,207)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				36,221			(36,221)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(606,086)		(91,523)	(697,609)
Distributions to other noncontrolling interest partners							(489)	(489)
Comprehensive income, excluding $479 attributable to preferred interests in the Operating Partnership and a $619 loss attributable to noncontrolling redeemable interests in properties			7,706		621,488		95,280	724,474
March 31, 2018	$42,994	$32	$(102,747)	$9,647,272	$(4,774,442)	$(1,307,203)	$527,430	$4,033,336

The Operating Partnership

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2018	$43,077	$3,643,091	$548,858	$3,738	$4,238,764
Limited partner units exchanged to units		70	(70)		—
Treasury unit purchase		(227,901)			(227,901)
Redemption of limited partner units		(5,793)	(474)		(6,267)
LTIP Units			8,307		8,307
Cumulative effect of accounting change		7,264			7,264
Purchase and disposition of noncontrolling interests, net and other	(83)	(13,148)		24	(13,207)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		36,221	(36,221)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(605,252)	(91,523)	(489)	(698,098)
Comprehensive income, excluding $479 attributable to preferred interests in the Operating Partnership and a $619 loss attributable to noncontrolling redeemable interests in properties	834	628,360	94,753	527	724,474
March 31, 2018	$42,994	$3,462,912	$523,630	$3,800	$4,033,336

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

In May 2010, Opry Mills sustained significant flood damage. Insurance proceeds of $50 million have been funded by the primary insurer and remediation and restoration work has been completed. The property re‑opened on March 29, 2012. The excess insurance carriers (those providing coverage above $50 million) denied our claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. In the first quarter of 2015, summary judgment was granted by the trial court in our favor, concluding that up to $150 million of additional coverage is available under our excess insurance policies for this claim. In July and August 2015, trial on the damages portion of our claim was completed and the jury entered a verdict for damages in the amount of $204.1 million (inclusive of the $50.0 million previously paid by the primary carrier). In April 2016, the court entered final judgment in the amount of the jury verdict. On January 26, 2018, the Court of Appeals of Tennessee reversed the trial court’s summary judgment on the amount of available coverage and ruled that the policy limit was $50 million. The Company is seeking a review of this ruling by the Tennessee Supreme Court.  We will continue our efforts through the conclusion of the pending litigation, including any and all appeals, to recover our losses, including consequential damages, under the excess insurance policies for Opry Mills and from our former insurance broker, Aon Risk Services Central Inc., who is a defendant in this case, but did not participate in the trial.  However, no assurance can be made that our efforts to recover these losses will be successful.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2018 and December 31, 2017, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $207.0 million and $211.6 million, respectively (of which we have a right of recovery from our venture partners of $10.8 million). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

9. Real Estate Acquisitions and Dispositions

During the first three months of 2018, we recorded net gains of $135.3 million primarily related to disposition activity which included the foreclosure of a consolidated property in satisfaction of its $200 million non-recourse mortgage.

Unless otherwise noted, gains and losses on the above transactions are included in gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended March 31, 2018 and 2017.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2018, we owned or held an interest in 206 income‑producing properties in the United States, which consisted of 107 malls, 68 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at 28 properties in the United States, Canada and Asia. We have one outlet under development. Internationally, as of March 31, 2018, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, two Premium Outlets in Canada, two Premium Outlets in Malaysia and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe, of which six properties are consolidated, and one Designer Outlet property in Canada. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, Germany, France and the United Kingdom. We also have four international outlet properties under development. As of March 31, 2018, we also owned a 21.1% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $0.47 during the first three months of 2018 to $2.00 from $1.53 for the same period last year. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

•	improved operating performance and solid core business fundamentals in 2018 and the impact of our acquisition and expansion activity,
•	2018 net gains primarily related to disposition activity of $135.3 million, or $0.38 per diluted share/unit,
•	increased consolidated lease settlement activity in 2018 of $18.8 million, or $0.05 per diluted share/unit, and
•	increased income related to distributions from an international investment in 2018 of $20.2 million, or $0.06 per diluted share/unit, partially offset by
•	increased interest expense in 2018 of $7.3 million, or $0.02 per diluted share/unit.

Solid core business fundamentals during the first three months of 2018 were primarily driven by strong leasing activity. Portfolio NOI grew by 4.8% for the three month period in 2018 over the prior year period. Comparable property NOI grew 2.3% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased from $615 psf at March 31, 2017 to $641 psf, or 4.2%, at March 31, 2018, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 3.2% to $53.54 psf as of March 31, 2018, from $51.87 psf as of March 31, 2017. Leasing spreads in our U.S. Malls and Premium Outlets were favorable as we were able to lease available square feet at higher rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $8.45 psf ($75.77 openings compared to $67.32 closings) as of March 31, 2018, representing a 12.6% increase. Ending occupancy for our U.S. Malls and Premium Outlets decreased 1.0% to 94.6% as of March 31, 2018, from 95.6% as of March 31, 2017.

Our effective overall borrowing rate at March 31, 2018 on our consolidated indebtedness decreased nine basis points to 3.31% as compared to 3.40% at March 31, 2017. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 10 basis points (3.37% at March 31, 2018 as compared to 3.47% at March 31, 2017) partially offset by an increase in the effective overall borrowing rate on variable rate debt of 35 basis points (2.32%

at March 31, 2018 as compared to 1.97% at March 31, 2017). The weighted average years to maturity of our consolidated indebtedness was 7.0 years at March 31, 2018 and December 31, 2017, respectively. Our financing activity for the three months ended March 31, 2018 included:

•

Decreasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $129.8 million through the issuance of U.S. dollar denominated notes.

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

The following table sets forth these key operating statistics for:

•	properties that are consolidated in our consolidated financial statements,
•	properties we account for under the equity method of accounting as joint ventures, and
•	the foregoing two categories of properties on a total portfolio basis.

	March 31,	March 31,	%/Basis Points
	2018	2017	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	94.7%	95.8%	-110 bps
Unconsolidated	94.5%	94.9%	40 bps
Total Portfolio	94.6%	95.6%	-100 bps
Average Base Minimum Rent per Square Foot
Consolidated	$51.79	$50.29	3.0%
Unconsolidated	$58.20	$56.29	3.4%
Total Portfolio	$53.54	$51.87	3.2%
Total Sales per Square Foot
Consolidated	$625	$599	4.4%
Unconsolidated	$686	$663	3.4%
Total Portfolio	$641	$615	4.2%
The Mills:
Ending Occupancy	98.3%	97.7%	60 bps
Average Base Minimum Rent per Square Foot	$31.38	$29.53	6.3%
Total Sales per Square Foot	$599	$562	6.5%

(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the three months ended March 31, 2018, we signed 182 new leases and 278 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 1.7 million square feet, of which 1.5 million square feet related to consolidated properties. During the comparable period in 2017, we signed 204 new leases and 399 renewal leases with a fixed minimum rent, comprising approximately 1.9 million square feet, of which 1.4 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $54.88 per square foot in 2018 and $67.01 per square foot in 2017 with an average tenant allowance on new leases of $46.63 per square foot and $46.05 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31,	March 31,	%/Basis Points
	2018	2017	Change
Ending Occupancy	99.6%	99.8%	-20 bps
Total Sales per Square Foot	¥106,210	¥100,747	5.42%
Average Base Minimum Rent per Square Foot	¥5,075	¥5,048	0.53%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

•	During the three months ended March 31, 2018, we disposed of one retail property.
•	On April 21, 2017, through our European investee, we acquired Rosada Designer Outlet, a 247,500 square foot center in Roosendaal, Netherlands. We have a 94% interest in this new center.
•	On April 13, 2017, through our European investee, we opened Provence Designer Outlet, a 269,000 square foot center in Miramas, France. We have a 90% interest in this new center.

The following dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

•	During 2017, we disposed of our interests in one retail property.
•	On September 14, 2017, we and our partner opened The Shops at Clearfork, a 500,000 square foot center in Fort Worth, Texas. We have a 45% noncontrolling interest in this new center.
•	On June 29, 2017, we and our partner opened Norfolk Premium Outlets, a 332,000 square foot center in Norfolk, Virginia. We have a 65% noncontrolling interest in this new center.
•	On June 15, 2017, we and our partner opened Genting Highlands Premium Outlets in Kuala Lumpur, Malaysia. We have a 50% noncontrolling interest in this 278,000 square foot center.
•	On April 6, 2017, we and our partner opened Siheung Premium Outlets, a 444,400 square foot center in Siheung (Seoul), South Korea. We have a 50% noncontrolling interest in this new center.

For the purposes of the following comparison between the three months ended March 31, 2018 and 2017, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

During the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant damage as a result of Hurricane Maria. For purposes of the below comparisons, these properties are also included in the property transactions due to the fact they were not open for business during the entirety of the periods being compared.

Three months ended March 31, 2018 vs. Three months ended March 31, 2017

Minimum rents increased $13.4 million during 2018, of which the comparable rents increased $15.3 million, or 1.9%, primarily attributable to an increase in base minimum rents, offset partially by a $1.9 million decrease related to the property transactions.  Overage rents increased $4.8 million, or 17.0%, as a result of an increase in tenant sales.

Total other income increased $36.8 million, primarily due to a $20.2 million increase in income related to distributions from an international investment, an $18.8 million increase in lease settlement income and a $2.2 million increase in Simon Brand Venture revenues, partially offset by a $4.9 million decrease related to non-retail real estate sales recorded in 2017.

Property operating expense increased $9.4 million, with the international property transactions accounting for $1.9 million of the increase.  The comparable properties increased $7.5 million as a result of increased utility expenses due to the harsh winter, as well as increased personnel costs.

Real estate taxes increased $7.5 million as a result of lower refunds received in 2018 as compared to 2017.

Other expense increased $7.7 million primarily related to a $3.0 million mark-to-market adjustment on an equity instrument with a readily available fair value required as a result of the adoption of a new accounting pronouncement, and an increase in legal fees and expenses of $2.1 million.

Income and other taxes increased $9.7 million due to a lower tax benefit from improved performance and a lower tax rate on our share of results in the retail operations venture of Aéropostale as compared to 2017, and increased withholding and income taxes related to certain of our international investments.

Income from unconsolidated entities increased $20.9 million primarily due to the stronger operations of the retail operations venture of Aéropostale of $8.6 million and favorable results of operations from our international joint venture investments and our acquisition and development activity.

During 2018, we recorded net gains of $135.3 million primarily related to our disposition activity.

Simon’s net income attributable to noncontrolling interests increased $21.5 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long‑lived income‑producing assets, our financing strategy relies primarily on long‑term fixed rate debt. Floating rate debt comprised only 4.9% of our total consolidated debt at March 31, 2018. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $912.8 million in the aggregate during the three months ended March 31, 2018. The Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility, and a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $1.1 billion during the first three months of 2018 to $367.2 million as of March 31, 2018 as further discussed in “Cash Flows” below.

On March 31, 2018, we had an aggregate available borrowing capacity of approximately $6.3 billion under the Credit Facilities, net of outstanding borrowings of $334.5 million and amounts outstanding under the Commercial Paper program of $848.6 million and letters of credit of $6.2 million. For the three months ended March 31, 2018, the maximum aggregate outstanding balance under the Credit Facilities was $423.1 million and the weighted average outstanding balance was $334.8 million. The weighted average interest rate was 1.30% for the three months ended March 31, 2018.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2018 totaled $912.8 million. In addition, we had net repayments from our debt financing and repayment activities of $893.9 million in 2018. These activities are further discussed below under “Financing and Debt.” During the first three months of 2018, we also:

•	paid stockholder dividends and unitholder distributions totaling approximately $698.1 million and preferred unit distributions totaling $1.3 million,
•

funded consolidated capital expenditures of $172.8 million (including development and other costs of $14.0 million, redevelopment and expansion costs of $96.3 million, and tenant costs and other operational capital expenditures of $62.5 million),

•	funded investments in unconsolidated entities of $10.9 million, and
•	funded the repurchase of $227.9 million of Simon’s common stock and the redemption of $6.3 million of the Operating Partnership’s units.

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

Financing and Debt

Unsecured Debt

At March 31, 2018, our unsecured debt consisted of $15.8 billion of senior unsecured notes of the Operating Partnership, $334.5 million outstanding under the Operating Partnership’s Credit Facility, and $848.6 million outstanding under the Operating Partnership’s Commercial Paper program. The March 31, 2018 balance on the Credit Facility included $209.5 million (U.S. dollar equivalent) of Yen-denominated borrowings. Foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges of a portion of our international investments.

On March 31, 2018, we had an aggregate available borrowing capacity of $6.3 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the three months ended March 31, 2018 was $423.1 million and the weighted average outstanding balance was $334.8 million. Letters of credit of $6.2 million were outstanding under the Credit Facilities as of March 31, 2018.

The Credit Facility’s initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2021 and can be extended for an additional year to June 30, 2022 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Credit Facility is LIBOR plus 77.5 basis points with a facility fee of 10 basis points.

On February 15, 2018, the Operating Partnership amended and extended the Supplemental Facility. The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. The initial maturity date of the Supplemental Facility was extended to June 30, 2022 and can be extended for an additional year to June 30, 2023 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility was reduced to LIBOR plus 77.5 basis points from LIBOR plus 80 basis points, with a facility fee of 10 basis points.

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2018, we had $848.6 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 1.72%. These borrowings mature on various dates through May 23, 2018 and reduce amounts otherwise available under the Credit Facilities.

On January 3, 2018, the Operating Partnership redeemed at par $750.0 million of senior unsecured notes with a fixed interest rate of 1.50%.

Mortgage Debt

Total mortgage indebtedness was $6.7 billion and $6.9 billion at March 31, 2018 and December 31, 2017, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2018, we were in compliance with all covenants of our unsecured debt.

At March 31, 2018, we or our subsidiaries were the borrowers under 47 non‑recourse mortgage notes secured by mortgages on 50 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2018, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually or in the aggregate, giving effect to applicable cross‑default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2018 and December 31, 2017, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	March 31, 2018	Interest Rate(1)	December 31, 2017	Interest Rate(1)
Fixed Rate	$22,365,690	3.37%	$23,374,732	3.30%
Variable Rate	1,213,513	2.32%	1,189,311	2.19%
	$23,579,203	3.31%	$24,564,043	3.25%

(1)	Effective weighted average interest rate excludes the impact of net discounts, debt issuance costs and other debt obligations of $68.2 million.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2017 Annual Reports on Form 10‑K of Simon and the Operating Partnership.

In regards to long‑term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2018, for the remainder of 2018 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2018	2019 - 2020	2021 - 2022	After 2022	Total
Long Term Debt (1) (2)	$968,108	$2,914,362	$7,063,615	$12,780,255	$23,726,340
Interest Payments (3)	623,722	1,607,200	1,205,856	3,192,485	6,629,263

(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	The amount due in 2018 includes $848.6 million in Global Commercial Paper – USD.
(3)	Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2018.

Off‑Balance Sheet Arrangements

Our off‑balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2018, the Operating Partnership guaranteed joint venture‑related mortgage indebtedness of $207.0 million (of which we have a right of recovery from our joint venture partners of $10.8 million as of March 31, 2018). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

During the first three months of 2018, we recorded net gains of $135.3 million primarily related to disposition activity which included the foreclosure of a consolidated property in satisfaction of its $200 million non-recourse mortgage. As discussed in Note 5, Klépierre also disposed of its interests in certain shopping centers resulting in a gain of which our share was $13.4 million.

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, are underway at 28 properties in the United States, Canada and Asia.

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

New Domestic Developments, Redevelopments and Expansions.

During 2018, construction continues on Denver Premium Outlets, a 328,000 square foot project in Thornton (Denver), Colorado, which is scheduled to open in September 2018. We own a 100% interest in this project. The estimated cost of this project is $120.6 million.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency‑denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2018 will be approximately $234 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of March 31, 2018 (in millions):

		Gross	Our	Our Share of	Our Share of	Projected
		Leasable	Ownership	Projected Net Cost	Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)	(in USD)	Date
New Development Projects:
Premium Outlet Collection - Edmonton International Airport	Edmonton (Alberta), Canada	428,000	50%	CAD 108.2	$83.9	May - 2018
Querétaro Premium Outlets	Querétaro, Mexico	294,000	50%	MXN 441.7	$24.3	Dec. - 2018
Málaga Designer Outlet	Málaga, Spain	191,000	46%	EUR 41.4	$51.0	Mar. - 2019
Cannock Designer Outlet	Cannock (West Midlands), U.K.	197,000	20%	GBP 26.5	$37.1	May - 2020
Expansions:
Shisui Premium Outlets Phase 3	Shisui (Chiba), Japan	68,000	40%	JPY 1,541	$14.5	Oct. - 2018
Toronto Premium Outlets Phase 2	Toronto (Ontario), Canada	145,000	50%	CAD 67.0	$51.9	Nov. - 2018
Johor Premium Outlets Phase 3	Kulai, Malaysia	45,000	50%	MYR 14.4	$3.7	Dec. - 2018

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.95 per share in the first quarter of 2018 and $1.75 per share in the first quarter of 2017.  The Operating Partnership paid distributions per unit for the same amounts.  Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2018 of $1.95 per share of common stock payable on May 31, 2018 to stockholders of record on May 17, 2018. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the three months ended March 31, 2018, Simon repurchased 1,473,588 shares at an average price of $154.66 per share of its common stock as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

Forward‑Looking Statements

Certain statements made in this section or elsewhere in this Quarterly Report on Form 10-Q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and market conditions that may adversely affect the general retail environment; the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; decreases in market rental rates; the intensely competitive market environment in the retail industry; the inability to lease newly developed properties and renew leases and relet space at existing properties on favorable terms; risks related to international activities, including, without limitation, the impact of the United Kingdom’s vote to leave the European Union; changes to applicable laws or regulations or the interpretation thereof; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; general risks related to real estate investments, including the illiquidity of real estate investments; the impact of our substantial indebtedness on our future operations; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; changes in market rates of interest and foreign exchange rates for foreign currencies; changes in the value of our investments in foreign entities; our ability to hedge interest rate and currency risk; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks relating to our joint venture properties; environmental liabilities; changes in insurance costs, the availability of comprehensive insurance coverage; security breaches that could compromise our information technology or infrastructure; natural disasters; the potential for terrorist activities; and the loss of key management personnel. We discussed these and other risks and uncertainties under the heading "Risk Factors" in the combined 2017 Annual Report on Form 10-K of Simon and the Operating Partnership. We may update that discussion in subsequent other periodic reports, but, except as required by law, we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

We have adopted NAREIT’s clarification of the definition of FFO that requires us to include the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting changes, or a gain or loss resulting from the sale or disposal of, or any impairment related to, previously depreciated retail operating properties.

We include in FFO gains and losses realized from the sale of land, outlot buildings, equity instruments, and investment holdings of non‑retail real estate. We also include in FFO the impact of foreign currency exchange gains and losses, legal expenses, transaction expenses and other items required by GAAP.

You should understand that our computations of these non‑GAAP measures might not be comparable to similar measures reported by other REITs and that these non‑GAAP measures:

•	do not represent cash flow from operations as defined by GAAP,
•	should not be considered as alternatives to consolidated net income determined in accordance with GAAP as a measure of operating performance, and
•	are not alternatives to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Funds from Operations	$1,026,338	$985,012
Change in FFO from prior period	4.2%	3.5%
Consolidated Net Income	$715,524	$551,075
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	314,006	307,688
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	134,925	131,218
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities and impairment, net	(135,277)	—
Unrealized change in fair value of equity instruments	3,029	—
Net loss attributable to noncontrolling interest holders in properties	92	244
Noncontrolling interests portion of depreciation and amortization	(4,648)	(3,900)
Preferred distributions and dividends	(1,313)	(1,313)
FFO of the Operating Partnership	$1,026,338	$985,012
FFO allocable to limited partners	134,559	129,429
Dilutive FFO allocable to common stockholders	$891,779	$855,583
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$2.00	$1.53
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	1.24	1.21
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities and impairment, net	(0.38)	—
Unrealized change in fair value of equity instruments	0.01	—
Diluted FFO per share	$2.87	$2.74
Basic and Diluted weighted average shares outstanding	310,584	312,810
Weighted average limited partnership units outstanding	46,863	47,320
Basic and Diluted weighted average shares and units outstanding	357,447	360,130

The following schedule reconciles consolidated net income to NOI and sets forth the computations of portfolio NOI and comparable property NOI.

	For the Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$715,524	$551,075
Income and other tax expense (benefit)	6,220	(3,521)
Interest expense	205,492	198,202
Income from unconsolidated entities	(90,026)	(69,085)
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities and impairment, net	(135,277)	—
Operating Income	701,933	676,671
Depreciation and amortization	316,936	310,832
NOI of consolidated entities	$1,018,869	$987,503
Reconciliation of NOI of unconsolidated entities:
Net Income	$211,234	$197,744
Interest expense	150,932	142,204
Operating Income	362,166	339,948
Depreciation and amortization	159,836	153,455
NOI of unconsolidated entities	$522,002	$493,403
Add: Our share of NOI from Klépierre, HBS, and other corporate investments	60,057	41,747
Total NOI	$1,600,928	$1,522,653
Less: Corporate and Other NOI Sources (1)	34,308	28,264
Portfolio NOI	$1,566,620	$1,494,389
Portfolio NOI Growth	4.8%
Less: Our share of NOI from Klépierre and HBS	67,138	58,367
Less: International Properties (2)	131,750	96,559
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	18,785	20,526
Comparable Property NOI (4)	$1,348,947	$1,318,937
Comparable Property NOI Growth	2.3%

(1)

Includes income components excluded from portfolio NOI and comparable property NOI (domestic lease termination income, interest income, land sale gains, straight line rent, above/below market lease adjustments), gains on sale of equity instruments, unrealized gains and losses on equity instruments, Simon management company operations, and other assets.

(2)

Includes International Premium Outlets (except for Canadian International Premium Outlets included in comparable  property NOI), International Designer Outlets and dividends on international investments.

(3)	Includes total property NOI for properties undergoing redevelopment as well as incremental NOI for expansion properties not yet included in comparable properties.
(4)	Includes Malls, Premium Outlets, The Mills and Lifestyle Centers opened and operating as comparable for the period.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Sensitivity Analysis.  We disclosed a qualitative and quantitative analysis regarding market risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the combined 2016 Annual Report on Form 10‑K of Simon and the Operating Partnership. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2017.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Through the period covered by this report, there were no material changes to the Risk Factors disclosed under Item 1A. Risk Factors in Part I of the combined 2017 Annual Report on Form 10‑K of Simon and the Operating Partnership.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2018, we issued 6,000 shares of common stock on January 11, 2018 to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  The issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	programs	programs (2)
January 1, 2018 - January 31, 2018	1,608	(1)	$171.74	—	$994,723,946
February 1, 2018 - February 28, 2018	893,299		$155.50	893,299	$855,812,718
March 1, 2018 - March 31, 2018	580,289		$153.35	580,289	$766,823,358
	1,475,196		$154.68	1,473,588

________________________________________

(1)Total number of shares purchased primarily represents shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

(2)On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2018.

Issuer Purchases of Equity Securities

There were no purchases of equity securities made by the Operating Partnership during the quarter ended March 31, 2018.

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

Item 6.  Exhibits

Exhibit Number	Exhibit Descriptions
10.1*	Form of Simon Property Group Series 2018 LTIP Unit Award Agreement.
10.2*	Form of Certificate of Designation of Series 2018 LTIP Units of Simon Property Group, L.P.
10.3

Amended and Restated $3,500,000,000 Credit Agreement dated as of February 15, 2018 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.’s Current Report on Form 8-K filed February 15, 2018).

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

________________________________________

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
Date: May 3, 2018

SIMON PROPERTY GROUP, L.P.

/s/ Andrew Juster
Andrew Juster
Executive Vice President and Chief Financial Officer of
Simon Property Group, Inc., General Partner
Date: May 3, 2018