Form 10-Q
period 2018-06-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2018-08-02
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of June 30, 2018, Simon Property Group, Inc. had 309,209,683 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10‑Q for the quarterly period ended June 30, 2018 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority‑owned partnership subsidiary, for which Simon is the general partner. As of June 30, 2018, Simon owned an approximate 86.8% ownership interest in the Operating Partnership, with the remaining 13.2% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day‑to‑day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10‑Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2018	2017
ASSETS:
Investment properties, at cost	$36,429,603	$36,393,464
Less - accumulated depreciation	12,354,966	11,935,949
	24,074,637	24,457,515
Cash and cash equivalents	714,247	1,482,309
Tenant receivables and accrued revenue, net	681,551	742,672
Investment in unconsolidated entities, at equity	2,302,833	2,266,483
Investment in Klépierre, at equity	1,772,155	1,934,676
Deferred costs and other assets	1,297,717	1,373,983
Total assets	$30,843,140	$32,257,638
LIABILITIES:
Mortgages and unsecured indebtedness	$23,505,002	$24,632,463
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,230,775	1,269,190
Cash distributions and losses in unconsolidated entities, at equity	1,531,136	1,406,378
Other liabilities	499,598	520,363
Total liabilities	26,766,511	27,828,394
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	198,001	190,480
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	42,912	43,077
Common stock, $0.0001 par value, 511,990,000 shares authorized, 320,324,839 and 320,322,774 issued and outstanding, respectively	32	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,657,810	9,614,748
Accumulated deficit	(4,833,826)	(4,782,173)
Accumulated other comprehensive loss	(115,285)	(110,453)
Common stock held in treasury, at cost, 11,115,156 and 9,163,920 shares, respectively	(1,380,619)	(1,079,063)
Total stockholders’ equity	3,371,024	3,686,168
Noncontrolling interests	507,604	552,596
Total equity	3,878,628	4,238,764
Total liabilities and equity	$30,843,140	$32,257,638

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUE:
Minimum rent	$857,106	$851,552	$1,717,277	$1,698,350
Overage rent	31,942	29,764	64,932	57,967
Tenant reimbursements	372,949	380,527	753,312	759,442
Management fees and other revenues	28,541	31,367	56,722	61,914
Other income	97,820	68,338	195,929	129,638
Total revenue	1,388,358	1,361,548	2,788,172	2,707,311
EXPENSES:
Property operating	102,951	107,371	216,400	211,419
Depreciation and amortization	320,198	322,396	637,134	633,228
Real estate taxes	111,449	113,415	225,635	220,073
Repairs and maintenance	22,191	21,700	49,875	47,301
Advertising and promotion	36,491	36,496	71,291	72,444
Provision for credit losses	3,299	2,659	8,931	7,870
Home and regional office costs	32,316	36,476	73,380	79,455
General and administrative	10,913	13,074	23,542	27,075
Other	10,875	21,812	42,377	45,627
Total operating expenses	650,683	675,399	1,348,565	1,344,492
OPERATING INCOME	737,675	686,149	1,439,607	1,362,819
Interest expense	(206,624)	(207,174)	(412,115)	(405,373)
Loss on extinguishment of debt	—	(128,618)	—	(128,618)
Income and other taxes	(10,137)	(5,990)	(16,357)	(2,470)
Income from unconsolidated entities	100,828	92,017	190,854	161,101
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	9,672	4,989	144,949	4,989
CONSOLIDATED NET INCOME	631,414	441,373	1,346,938	992,448
Net income attributable to noncontrolling interests	83,576	58,549	177,611	131,053
Preferred dividends	834	834	1,669	1,669
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$547,004	$381,990	$1,167,658	$859,726
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.77	$1.23	$3.77	$2.75

Consolidated Net Income	$631,414	$441,373	$1,346,938	$992,448
Unrealized gain (loss) on derivative hedge agreements	21,260	(21,545)	15,113	(22,798)
Net loss reclassified from accumulated other comprehensive loss into earnings	2,185	2,439	4,339	5,059
Currency translation adjustments	(38,126)	16,745	(25,034)	29,892
Changes in available-for-sale securities and other	222	(1,152)	(66)	(463)
Comprehensive income	616,955	437,860	1,341,290	1,004,138
Comprehensive income attributable to noncontrolling interests	81,654	58,065	176,794	132,490
Comprehensive income attributable to common stockholders	$535,301	$379,795	$1,164,496	$871,648

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,346,938	$992,448
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	674,067	675,608
Loss on debt extinguishment	—	128,618
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(144,949)	(4,989)
Unrealized change in fair value of equity instruments	(6,664)	—
Gain on interest in unconsolidated entity (Note 5)	(35,621)	—
Straight-line rent	(10,564)	(11,970)
Equity in income of unconsolidated entities	(190,854)	(161,101)
Distributions of income from unconsolidated entities	192,649	161,833
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	59,737	46,748
Deferred costs and other assets	(28,007)	(29,289)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(19,950)	11,677
Net cash provided by operating activities	1,836,782	1,809,583
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(87,741)
Funding of loans to related parties	(4,641)	(49,668)
Capital expenditures, net	(334,674)	(318,948)
Cash impact from the consolidation of properties	—	7,536
Investments in unconsolidated entities	(29,296)	(93,459)
Purchase of marketable and non-marketable securities	(9,258)	(3,837)
Distributions of capital from unconsolidated entities and other	359,083	296,007
Net cash used in investing activities	(18,786)	(250,110)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(165)	(164)
Purchase of shares related to stock grant recipients' tax withholdings	(2,911)	(2,789)
Redemption of limited partner units	(7,619)	—
Purchase of treasury stock	(307,296)	(396,169)
Distributions to noncontrolling interest holders in properties	(10,067)	(6,150)
Contributions from noncontrolling interest holders in properties	116	236
Preferred distributions of the Operating Partnership	(958)	(958)
Distributions to stockholders and preferred dividends	(1,210,168)	(1,094,925)
Distributions to limited partners	(182,949)	(165,741)
Loss on debt extinguishment	—	(128,618)
Proceeds from issuance of debt, net of transaction costs	3,720,806	5,749,137
Repayments of debt	(4,584,847)	(5,584,777)
Net cash used in financing activities	(2,586,058)	(1,630,918)
DECREASE IN CASH AND CASH EQUIVALENTS	(768,062)	(71,445)
CASH AND CASH EQUIVALENTS, beginning of period	1,482,309	560,059
CASH AND CASH EQUIVALENTS, end of period	$714,247	$488,614

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	June 30,	December 31,
	2018	2017
ASSETS:
Investment properties, at cost	$36,429,603	$36,393,464
Less — accumulated depreciation	12,354,966	11,935,949
	24,074,637	24,457,515
Cash and cash equivalents	714,247	1,482,309
Tenant receivables and accrued revenue, net	681,551	742,672
Investment in unconsolidated entities, at equity	2,302,833	2,266,483
Investment in Klépierre, at equity	1,772,155	1,934,676
Deferred costs and other assets	1,297,717	1,373,983
Total assets	$30,843,140	$32,257,638
LIABILITIES:
Mortgages and unsecured indebtedness	$23,505,002	$24,632,463
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,230,775	1,269,190
Cash distributions and losses in unconsolidated entities, at equity	1,531,136	1,406,378
Other liabilities	499,598	520,363
Total liabilities	26,766,511	27,828,394
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	198,001	190,480
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	42,912	43,077
General Partner, 309,217,683 and 311,166,854 units outstanding, respectively	3,328,112	3,643,091
Limited Partners, 46,824,406 and 46,879,625 units outstanding, respectively	503,972	548,858
Total partners’ equity	3,874,996	4,235,026
Nonredeemable noncontrolling interests in properties, net	3,632	3,738
Total equity	3,878,628	4,238,764
Total liabilities and equity	$30,843,140	$32,257,638

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUE:
Minimum rent	$857,106	$851,552	$1,717,277	$1,698,350
Overage rent	31,942	29,764	64,932	57,967
Tenant reimbursements	372,949	380,527	753,312	759,442
Management fees and other revenues	28,541	31,367	56,722	61,914
Other income	97,820	68,338	195,929	129,638
Total revenue	1,388,358	1,361,548	2,788,172	2,707,311
EXPENSES:
Property operating	102,951	107,371	216,400	211,419
Depreciation and amortization	320,198	322,396	637,134	633,228
Real estate taxes	111,449	113,415	225,635	220,073
Repairs and maintenance	22,191	21,700	49,875	47,301
Advertising and promotion	36,491	36,496	71,291	72,444
Provision for credit losses	3,299	2,659	8,931	7,870
Home and regional office costs	32,316	36,476	73,380	79,455
General and administrative	10,913	13,074	23,542	27,075
Other	10,875	21,812	42,377	45,627
Total operating expenses	650,683	675,399	1,348,565	1,344,492
OPERATING INCOME	737,675	686,149	1,439,607	1,362,819
Interest expense	(206,624)	(207,174)	(412,115)	(405,373)
Loss on extinguishment of debt	—	(128,618)	—	(128,618)
Income and other taxes	(10,137)	(5,990)	(16,357)	(2,470)
Income from unconsolidated entities	100,828	92,017	190,854	161,101
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	9,672	4,989	144,949	4,989
CONSOLIDATED NET INCOME	631,414	441,373	1,346,938	992,448
Net income (loss) attributable to noncontrolling interests	279	74	186	(170)
Preferred unit requirements	1,313	1,313	2,626	2,626
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$629,822	$439,986	$1,344,126	$989,992
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$547,004	381,990	$1,167,658	$859,726
Limited Partners	82,818	57,996	176,468	130,266
Net income attributable to unitholders	$629,822	$439,986	$1,344,126	$989,992
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.77	$1.23	$3.77	$2.75

Consolidated net income	$631,414	$441,373	$1,346,938	$992,448
Unrealized gain (loss) on derivative hedge agreements	21,260	(21,545)	15,113	(22,798)
Net loss reclassified from accumulated other comprehensive loss into earnings	2,185	2,439	4,339	5,059
Currency translation adjustments	(38,126)	16,745	(25,034)	29,892
Changes in available-for-sale securities and other	222	(1,152)	(66)	(463)
Comprehensive income	616,955	437,860	1,341,290	1,004,138
Comprehensive income attributable to noncontrolling interests	218	397	745	1,072
Comprehensive income attributable to unitholders	$616,737	$437,463	$1,340,545	$1,003,066

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,346,938	$992,448
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	674,067	675,608
Loss on debt extinguishment	—	128,618
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(144,949)	(4,989)
Unrealized change in fair value of equity instruments	(6,664)	—
Gain on interest in unconsolidated entity (Note 5)	(35,621)	—
Straight-line rent	(10,564)	(11,970)
Equity in income of unconsolidated entities	(190,854)	(161,101)
Distributions of income from unconsolidated entities	192,649	161,833
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	59,737	46,748
Deferred costs and other assets	(28,007)	(29,289)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(19,950)	11,677
Net cash provided by operating activities	1,836,782	1,809,583
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(87,741)
Funding of loans to related parties	(4,641)	(49,668)
Capital expenditures, net	(334,674)	(318,948)
Cash impact from the consolidation of properties	—	7,536
Investments in unconsolidated entities	(29,296)	(93,459)
Purchase of marketable and non-marketable securities	(9,258)	(3,837)
Distributions of capital from unconsolidated entities and other	359,083	296,007
Net cash used in investing activities	(18,786)	(250,110)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(165)	(164)
Purchase of units related to stock grant recipients' tax withholdings	(2,911)	(2,789)
Redemption of limited partner units	(7,619)	—
Purchase of general partner units	(307,296)	(396,169)
Distributions to noncontrolling interest holders in properties	(10,067)	(6,150)
Contributions from noncontrolling interest holders in properties	116	236
Partnership distributions	(1,394,075)	(1,261,624)
Loss on debt extinguishment	—	(128,618)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	3,720,806	5,749,137
Mortgage and unsecured indebtedness principal payments	(4,584,847)	(5,584,777)
Net cash used in financing activities	(2,586,058)	(1,630,918)
DECREASE IN CASH AND CASH EQUIVALENTS	(768,062)	(71,445)
CASH AND CASH EQUIVALENTS, beginning of period	1,482,309	560,059
CASH AND CASH EQUIVALENTS, end of period	$714,247	$488,614

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2018, we owned or held an interest in 206 income‑producing properties in the United States, which consisted of 107 malls, 68 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. Internationally, as of June 30, 2018, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, three Premium Outlets in Canada, two Premium Outlets in Malaysia and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe, of which six properties are consolidated, and one Designer Outlet property in Canada. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, Germany,  France and the United Kingdom. As of June 30, 2018, we also owned a 21.1% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2018, we consolidated 133 wholly‑owned properties and 19 additional properties that are less than wholly‑owned, but which we control or for which we are the primary beneficiary. We account for the remaining 82 properties, or the joint venture properties, as well as our investments in Klépierre, Aéropostale, Authentic Brands Group, LLC, or ABG, and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day‑to‑day operations of 58 of the 82 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, and the United Kingdom comprise 20 of the remaining 24 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 86.9% and 86.8% for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, Simon’s ownership interest in the Operating Partnership was 86.8% and 86.9%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of the debt securities of our captive insurance subsidiary, equity instruments, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At June 30, 2018 and December 31, 2017, we had equity instruments with readily determinable fair values of $105.3 million and $88.3 million, respectively.  Effective January 1, 2018, changes in fair value of these equity instruments are recorded in earnings. At June 30, 2018 and December 31, 2017, we had equity instruments without readily determinable fair values of $164.4 million and $186.9 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or six months ended June 30, 2018.

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

At June 30, 2018 and December 31, 2017, we held debt securities of $64.9 million and $55.7 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary typically includes U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than 1 year to 10 years. These securities are classified as available‑for‑sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other‑than‑temporary. We review any declines in value of these securities for other‑than‑temporary impairment and consider the severity and duration of any decline in value. To the extent an other‑than‑temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily available determinable fair values we held at June 30, 2018 and December 31, 2017 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset balance of $7.8 million at June 30, 2018 and a gross liability balance of $10.7 million and $18.1 million at June 30, 2018 and December 31, 2017, respectively.

Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	June 30,	December 31,
	2018	2017
Limited partners’ interests in the Operating Partnership	$503,972	$548,858
Nonredeemable noncontrolling interests in properties, net	3,632	3,738
Total noncontrolling interests reflected in equity	$507,604	$552,596

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

A rollforward of noncontrolling interests is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Noncontrolling interests, beginning of period	$527,430	621,738	$552,596	$649,464
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	83,037	58,393	177,213	131,338
Distributions to noncontrolling interest holders	(91,901)	(83,680)	(183,913)	(167,901)
Other comprehensive (loss) income allocable to noncontrolling interests:
Unrealized gain (loss) on derivative hedge agreements	2,797	(2,837)	1,993	(2,981)
Net loss reclassified from accumulated other comprehensive loss into earnings	288	322	571	668
Currency translation adjustments	(5,034)	2,181	(3,371)	3,799
Changes in available-for-sale securities and other	29	(150)	(9)	(49)
	(1,920)	(484)	(816)	1,437
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership	(16,496)	(35,100)	(52,717)	(68,335)
Units exchanged for common shares	—	(1,341)	(70)	(1,353)
Units redeemed	(98)	—	(572)	—
Long-term incentive performance units	7,462	4,853	15,769	19,558
Contributions by noncontrolling interests, net, and other	90	65	114	236
Noncontrolling interests, end of period	$507,604	$564,444	$507,604	$564,444

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

A rollforward of noncontrolling interests is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Noncontrolling nonredeemable interests in properties, net — beginning of period	$3,800	4,647	$3,738	$5,116
Net income attributable to noncontrolling nonredeemable interests	218	397	745	1,072
Distributions to noncontrolling nonredeemable interestholders	(475)	(845)	(964)	(2,160)
Contributions by noncontrolling nonredeemable interests, net, and other	89	65	113	236
Noncontrolling nonredeemable interests in properties, net — end of period	$3,632	$4,264	$3,632	$4,264

Accumulated Other Comprehensive Income (Loss)

Simon

The changes in components of our accumulated other comprehensive income (loss) attributable to common stockholders consisted of the following net of noncontrolling interest as of June 30, 2018:

			Net unrealized
	Currency	Accumulated	losses on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(118,138)	$8,055	$(370)	$(110,453)
Other comprehensive (loss) income before reclassifications	(21,663)	13,120	(57)	(8,600)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,768	—	3,768
Net current-period other comprehensive (loss) income	(21,663)	16,888	(57)	(4,832)
Ending balance	$(139,801)	$24,943	$(427)	$(115,285)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the six months ended June 30:

	2018	2017
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Accumulated derivative losses, net	$(4,339)	$(5,059)	Interest expense
	571	668	Net income attributable to noncontrolling interests
	$(3,768)	$(4,391)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

The changes in accumulated other comprehensive income (loss) by component consisted of the following as of June 30, 2018:

			Net unrealized
	Currency	Accumulated	losses on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(135,940)	$9,263	$(425)	$(127,102)
Other comprehensive (loss) income before reclassifications	(25,034)	15,113	(66)	(9,987)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,339	—	4,339
Net current-period other comprehensive (loss) income	(25,034)	19,452	(66)	(5,648)
Ending balance	$(160,974)	$28,715	$(491)	$(132,750)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the six months ended June 30:

	2018	2017
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Accumulated derivative losses, net	$(4,339)	$(5,059)	Interest expense

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

As of June 30, 2018 and December 31, 2017, we had no outstanding interest rate derivatives. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of June 30, 2018 and December 31, 2017, respectively.

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

We had the following Euro:USD forward contracts at June 30, 2018 and December 31, 2017 (in millions):

		Liability Value as of
		June 30,	December 31,
Notional Value	Maturity Date	2018	2017
€50.0	May 15, 2019	(0.3)	(2.4)
€50.0	May 15, 2019	(2.7)	(4.9)
€50.0	May 15, 2020	(3.5)	(5.2)
€50.0	May 14, 2021	(4.1)	(5.5)

Liability balances in the above table are included in other liabilities.

In the first quarter of 2018, we entered into a cross-currency swap agreement to manage our exposure to changes in foreign exchange rates by swapping $150.0 million of 4.38% fixed-rate U.S. dollar-denominated debt to 1.37% fixed-rate Euro-denominated debt of €121.6 million. The cross-currency swap matures on December 1, 2020. The carrying value of our cross-currency swap agreement at June 30, 2018 is $7.5 million and is included in deferred costs and other assets. On July 10, 2018, we entered into a Yen-denominated cross-currency swap agreement designated as a net investment hedge by swapping $200.1 million of 4.38% fixed-rate U.S. dollar-denominated debt to ¥22.3 billion of 1.19% fixed rate Yen-denominated debt. Contemporaneously, we repaid Yen-denominated borrowings of $201.1 million (U.S. dollar equivalent) on the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility.

We have designated the currency forward contracts and cross-currency swaps as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro or Yen-denominated joint venture investment.

The total gross accumulated other comprehensive income related to the Operating Partnership’s derivative activities, including our share of the other comprehensive income from unconsolidated entities, approximated $28.7 million and $9.3 million as of June 30, 2018 and December 31, 2017, respectively.

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

Our revenues impacted by this standard primarily include management, development, leasing and financing fee revenues for services performed related to various domestic joint ventures that we manage, licensing fees earned from various international properties, sales of real estate, including land parcels and operating properties, and other ancillary income earned at our properties.  For the years ended December 31, 2017 and 2016, these revenues were less than 6.0% and 7.0% of consolidated revenue, respectively.  The amount and timing of revenue recognition from our services to joint ventures, licensing fee arrangements, and ancillary income under the newly effective standard is consistent with the prior measurement and pattern of recognition.  In addition, we do not actively sell operating properties as part of our core business strategy and, accordingly, the sale of properties does not generally constitute a significant part of our revenue and cash flows. We adopted the standard using the modified retrospective approach on January 1, 2018 and there was no cumulative effect adjustment recognized. Our revenues impacted by this standard are included in management fees and other revenues and in other income in the accompanying consolidated statements of operations and comprehensive income.

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

Substantially all of our revenues and the revenues of our equity method investments are earned from arrangements that are within the scope of ASU 2016-02. Upon adoption of ASU 2016-02, consideration related to non-lease components identified in our lease arrangements will be accounted for using the guidance in ASU 2014-09, which we have determined would (i) necessitate that we reallocate consideration received under many of our lease arrangements between the lease and non-lease component, (ii) result in recognizing revenue allocated to our primary non-lease component (consideration received from fixed common area maintenance arrangements) on a straight-line basis and (iii) require separate presentation of revenue recognized from lease and non-lease components on our statements of operations and comprehensive income.  However, on January 5, 2018, the FASB issued an Exposure Draft that proposes targeted improvements to ASU 2016-02, which include creating a practical expedient that would provide lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component.  We believe we would meet the criteria to account for lease and non-lease components as a single component, which would alleviate the requirement upon adoption of ASU 2016-02 that we reallocate or separately present lease and non-lease components. We would, however, recognize consideration received from fixed common area maintenance arrangements on a straight-line basis. On July 30, 2018, the FASB adopted these targeted improvements.

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

We will adopt ASU 2016-02 and any subsequent amendments beginning in the first quarter of 2019. In the targeted improvements adopted on July 30, 2018, the FASB also provided a transition option that would permit the application of the new guidance as of the adoption date rather than to all periods presented.  We are currently evaluating the impact that the adoption of the new standard and the targeted improvements the FASB adopted will have on our consolidated financial statements and method of adoption.

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

Simon

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net Income attributable to Common Stockholders — Basic and Diluted	$547,004	$381,990	$1,167,658	$859,726
Weighted Average Shares Outstanding — Basic and Diluted	309,355,154	311,579,301	309,966,005	312,191,241

For the three and six months ended June 30, 2018, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three or six months ended June 30, 2018 and 2017. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net Income attributable to Unitholders — Basic and Diluted	$629,822	$439,986	$1,344,126	$989,992
Weighted Average Units Outstanding — Basic and Diluted	356,181,817	358,865,806	356,810,908	359,494,630

For the three and six months ended June 30, 2018, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three or six months ended June 30, 2018 and 2017. We accrue distributions when they are declared.

5. Investment in Unconsolidated Entities

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 82 properties as of June 30, 2018.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of June 30, 2018 and December 31, 2017, we had construction loans and other advances to related parties totaling $87.4 million and $87.0 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

On June 7, 2018, Aventura Mall, a property in which we own a 33.3% interest, refinanced its $1.2 billion mortgage and its $200.8 million construction loan with a $1.75 billion mortgage at a fixed interest rate of 4.12% that matures on July 1, 2028.  An early repayment charge of $30.9 million was incurred at the property, which along with the write-off of deferred debt issuance costs of $6.5 million, is included in interest expense in the accompanying combined joint venture statements of operations.  Our $12.5 million share of the charge associated with the repayment is included in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Excess proceeds from the financing were distributed to the venture partners in June 2018.

In May 2017, Colorado Mills, a property in which we have a 37.5% interest, sustained significant hail damage.  During the second quarter of 2017, the property recorded an impairment charge of approximately $32.5 million based on the net carrying value of the assets damaged, which was fully offset by anticipated insurance recoveries.  As of June 30, 2018, the property had received business interruption proceeds and also property damage proceeds of $58.3 million, which resulted in the property recording a $25.8 million gain in 2018.  Our share of the gain, $9.7 million, is reflected within the gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

On September 15, 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  As a result, we recognized a $35.6 million non-cash gain representing the increase in value of our previously held interest in the licensing venture, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.  At June 30, 2018, our noncontrolling equity method interests in the operations venture of Aéropostale and in ABG were 44.95% and 5.78%, respectively.

As of June 30, 2018 and December 31, 2017, we had an 11.7% noncontrolling equity interest in HBS, a venture formed with Hudson’s Bay Company.  The venture has 42 properties in the U.S. and, subsequent to formation, acquired 41 properties from Kaufhof.  In exchange for our interest, we committed to contribute $100.0 million for improvements to certain properties.  As of June 30, 2018 and December 31, 2017, we had funded $68.3 million of this commitment.  In addition, we contributed $178.5 million in connection with the acquisition of the Kaufhof department stores.  Our share of net income, net of amortization of our excess investment, was $3.7 million and $3.3 million for the three months ended June 30, 2018 and 2017, respectively, and $7.6 million and $6.5 million for the six months ended June 30, 2018 and 2017, respectively. Total revenues, operating income and consolidated net income were approximately $174.2 million, $102.3 million and $53.8 million, respectively, for the six months ended June 30, 2018 and $183.0 million, $177.9 million and $129.7 million, respectively, for the six months ended June 30, 2017.

European Investments

At June 30, 2018, we owned 63,924,148 shares, or approximately 21.1%, of Klépierre, which had a quoted market price of $37.86 per share. Our share of net income, net of amortization of our excess investment, was $24.8 million and $15.9 million for the three months ended June 30, 2018 and 2017, respectively, and $47.7 million and $23.1 million for the six months ended June 30, 2018 and 2017, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income and consolidated net income were approximately $814.7 million, $333.3 million and $364.4 million, respectively, for the six months ended June 30, 2018 and $713.2 million, $251.6 million and $209.7 million, respectively, for the six months ended June 30, 2017.

During the six months ended June 30, 2018, Klépierre completed the disposal of its interests in certain shopping centers.  In connection with these disposals, we recorded a gain of $13.4 million, representing our share of the gains recognized by Klépierre, which is included in gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in nine Designer Outlet properties as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, our legal percentage ownership interests in these properties ranged from 45% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we have a direct minority ownership in three of those outlets. At June 30, 2018 and December 31, 2017, the carrying value of these equity instruments was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $221.6 million and $230.3 million as of June 30, 2018 and December 31, 2017, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

was $155.2 million and $149.1 million as of June 30, 2018 and December 31, 2017, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

A summary of our equity method investments and share of income from such investments, excluding Klépierre, and our investments in Aéropostale, ABG and HBS follows.

COMBINED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
Assets:
Investment properties, at cost	$18,580,295	$18,328,747
Less - accumulated depreciation	6,618,858	6,371,363
	11,961,437	11,957,384
Cash and cash equivalents	970,605	956,084
Tenant receivables and accrued revenue, net	386,980	403,125
Deferred costs and other assets	389,710	355,585
Total assets	$13,708,732	$13,672,178
Liabilities and Partners’ Deficit:
Mortgages	$15,252,252	$14,784,310
Accounts payable, accrued expenses, intangibles, and deferred revenue	859,475	1,033,674
Other liabilities	386,151	365,857
Total liabilities	16,497,878	16,183,841
Preferred units	67,450	67,450
Partners’ deficit	(2,856,596)	(2,579,113)
Total liabilities and partners’ deficit	$13,708,732	$13,672,178
Our Share of:
Partners’ deficit	$(1,240,838)	$(1,144,620)
Add: Excess Investment	1,693,800	1,733,063
Our net Investment in unconsolidated entities, at equity	$452,962	$588,443

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

COMBINED STATEMENTS OF OPERATIONS

	For The Three		For The Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUE:
Minimum rent	$483,976	$465,705	$959,931	$916,760
Overage rent	51,067	46,447	110,728	97,816
Tenant reimbursements	220,426	212,465	443,916	428,246
Other income	78,378	71,753	159,487	136,079
Total revenue	833,847	796,370	1,674,062	1,578,901
OPERATING EXPENSES:
Property operating	139,553	132,028	285,845	265,013
Depreciation and amortization	166,299	159,748	326,134	313,202
Real estate taxes	68,576	63,977	136,843	130,560
Repairs and maintenance	20,736	20,471	43,933	40,701
Advertising and promotion	20,884	21,836	45,108	44,034
Provision for credit losses	5,577	2,789	12,078	6,566
Other	49,885	45,030	99,617	88,384
Total operating expenses	471,510	445,879	949,558	888,460
Operating Income	362,337	350,491	724,504	690,441
Interest expense	(190,751)	(146,440)	(341,684)	(288,647)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	25,792	—	25,792	—
Net Income	$197,378	$204,051	$408,612	$401,794
Third-Party Investors’ Share of Net Income	$96,240	$104,265	$202,424	$203,950
Our Share of Net Income	101,138	99,786	206,188	197,844
Amortization of Excess Investment	(21,395)	(22,979)	(42,921)	(45,436)
Our Share of Gain on Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities, net	(9,672)	—	(9,672)	—
Income from Unconsolidated Entities	$70,071	$76,807	$153,595	$152,408

Our share of income from unconsolidated entities in the above table, aggregated with our share of the results of Klépierre, and our investments in Aéropostale, ABG and HBS, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net is reflected within gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

6. Debt

Unsecured Debt

At June 30, 2018, our unsecured debt consisted of $15.7 billion of senior unsecured notes of the Operating Partnership, $326.1 million outstanding under the Credit Facility, and $981.5 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program. The June 30, 2018 balance on the Credit Facility included $201.1 million (U.S. dollar equivalent) of Yen-denominated borrowings. Foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges of a portion of our international investments.

On June 30, 2018, we had an aggregate available borrowing capacity of $6.2 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the six months ended June 30, 2018 was $423.1 million and the weighted average outstanding balance was $332.9 million. Letters of credit of $6.2 million were outstanding under the Credit Facilities as of June 30, 2018.

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

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2018, we had $981.5 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 2.02%. These borrowings mature on various dates through August 20, 2018 and reduce amounts otherwise available under the Credit Facilities.

On January 3, 2018, the Operating Partnership redeemed at par $750.0 million of senior unsecured notes with a fixed interest rate of 1.50%.

On July 10, 2018, the Operating Partnership repaid Yen-denominated borrowings of $201.1 million (U.S. dollar equivalent) on the Credit Facility.

Mortgage Debt

Total mortgage indebtedness was $6.6 billion and $6.9 billion at June 30, 2018 and December 31, 2017, respectively.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

During the six months ended June 30, 2018, we repaid a mortgage loan of $86.6 million with an interest rate of 7.79%, unencumbering the property.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2018, we were in compliance with all covenants of our unsecured debt.

At June 30, 2018, we or our subsidiaries were the borrowers under 46 non‑recourse mortgage notes secured by mortgages on 49 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2018, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually or in the aggregate, giving effect to applicable cross‑default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable‑rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed‑rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed‑rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed‑rate mortgages and unsecured indebtedness including commercial paper was $22.3 billion and $23.4 billion as of June 30, 2018 and December 31, 2017, respectively. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
	2018	2017
Fair value of fixed-rate mortgages and unsecured indebtedness	$22,154	$24,003
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.75%	4.25%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	4.59%	4.10%

7. Equity

During the six months ended June 30, 2018, Simon issued 6,000 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the six months ended June 30, 2018, the Operating Partnership redeemed 49,219 units from four limited partners for $7.6 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the six months ended June 30, 2018, Simon purchased 1,988,247 shares at an average price of $154.56 per share as part of this program.  During the six months

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

ended June 30, 2017, Simon purchased 2,399,051 shares at an average price of $165.14 per share as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit.  There were no noncontrolling interests redeemable at amounts in excess

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

of fair value as of June 30, 2018 and December 31, 2017.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	June 30,	December 31,
	2018	2017
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	172,464	164,943
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$198,001	$190,480

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

	As of	As of
	June 30,	December 31,
	2018	2017
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	172,464	164,943
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$198,001	$190,480

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

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $8.6 million and $5.1 million for the six months ended June 30, 2018 and 2017, respectively.

Restricted Stock. The Compensation Committee awarded 43,043 shares of restricted stock to employees during the six months ended June 30, 2018 at a weighted-average fair market value of $154.35 per share. During the six months ended June 30, 2018, our non-employee Directors were awarded an aggregate of 12,648 shares of restricted stock at a weighted average fair market value of $158.71 per share. These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us. The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. The grant date fair value of the non-employee Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $4.0 million and $5.3 million for the six months ended June 30, 2018 and 2017, respectively.

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

Changes in Equity

Simon

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2018	$43,077	$32	$(110,453)	$9,614,748	$(4,782,173)	$(1,079,063)	$552,596	$4,238,764
Exchange of limited partner units for common shares				70			(70)	—
Treasury stock purchase						(307,296)		(307,296)
Redemption of limited partner units				(7,047)			(572)	(7,619)
LTIP units							15,769	15,769
Cumulative effect of accounting change					7,264			7,264
Purchase and disposition of noncontrolling interests, net and other	(165)			(2,678)	(18,076)	5,740	114	(15,065)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				52,717			(52,717)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,210,168)		(182,949)	(1,393,117)
Distributions to other noncontrolling interest partners							(964)	(964)
Comprehensive income, excluding $957 attributable to preferred interests in the Operating Partnership and a $559 loss attributable to noncontrolling redeemable interests in properties			(4,832)		1,169,327		176,397	1,340,892
June 30, 2018	$42,912	$32	$(115,285)	$9,657,810	$(4,833,826)	$(1,380,619)	$507,604	$3,878,628

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

The Operating Partnership

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2018	$43,077	$3,643,091	$548,858	$3,738	$4,238,764
Limited partner units exchanged to units		70	(70)		—
Treasury unit purchase		(307,296)			(307,296)
Redemption of limited partner units		(7,047)	(572)		(7,619)
LTIP Units			15,769		15,769
Cumulative effect of accounting change		7,264			7,264
Purchase and disposition of noncontrolling interests, net and other	(165)	(15,014)	1	113	(15,065)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		52,717	(52,717)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(1,669)	(1,208,499)	(182,949)	(964)	(1,394,081)
Comprehensive income, excluding $957 attributable to preferred interests in the Operating Partnership and a $559 loss attributable to noncontrolling redeemable interests in properties	1,669	1,162,826	175,652	745	1,340,892
June 30, 2018	$42,912	$3,328,112	$503,972	$3,632	$3,878,628

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

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of June 30, 2018 and December 31, 2017, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $201.0 million and $211.6 million, respectively (of which we have a right of recovery from our venture partners of $10.8 million). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

9. Real Estate Acquisitions and Dispositions

During the first six months of 2018, we recorded net gains of $144.9 million primarily related to disposition activity which included the foreclosure of a consolidated property in satisfaction of its $200 million non-recourse mortgage.

Unless otherwise noted, gains and losses on the above are included in gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the six months ended June 30, 2018 and 2017.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2018, we owned or held an interest in 206 income‑producing properties in the United States, which consisted of 107 malls, 68 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in the United States, Canada, Europe and Asia. We have one outlet under development. Internationally, as of June 30, 2018, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, three Premium Outlets in Canada, two Premium Outlets in Malaysia and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe, of which six properties are consolidated, and one Designer Outlet property in Canada. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, Germany, France and the United Kingdom. We also have three international outlet properties under development. As of June 30, 2018, we also owned a 21.1% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $1.02 during the first six months of 2018 to $3.77 from $2.75 for the same period last year. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

•	improved operating performance and solid core business fundamentals in 2018 and the impact of our acquisition and expansion activity,
•	2018 net gains primarily related to disposition activity of $144.9 million, or $0.41 per diluted share/unit,
•	a non-cash investment gain of $35.6 million, or $0.10 per diluted share/unit, in 2018,
•	a charge on early extinguishment of debt of $128.6 million, or $0.36 per diluted share/unit, in 2017,
•	increased consolidated lease settlement activity in 2018 of $8.5 million, or $0.02 per diluted share/unit, and
•	increased income related to distributions from an international investment in 2018 of $20.1 million, or $0.06 per diluted share/unit, partially offset by
•	our share of an early repayment charge and write-off of deferred debt issuance costs in 2018 related to refinancing at Aventura Mall, of $12.5 million, or $0.03 per diluted share/unit, and
•	increased interest expense in 2018 of $6.7 million, or $0.02 per diluted share/unit.

Solid core business fundamentals during the first six months of 2018 were primarily driven by strong leasing activity.  Portfolio NOI grew by 4.5% for the six month period in 2018 over the prior year period. Comparable property NOI grew 2.3% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased from $618 psf at June 30, 2017 to $646 psf, or 4.6%, at June 30, 2018, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 3.3% to $53.84 psf as of June 30, 2018, from $52.10 psf as of June 30, 2017. Leasing spreads in our U.S. Malls and Premium Outlets were favorable as we were able to lease available square feet at higher rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $7.32 psf ($75.55 openings compared to $68.23 closings) as of June 30, 2018, representing a 10.7% increase. Ending occupancy for our U.S. Malls and Premium Outlets decreased 0.5% to 94.7% as of June 30, 2018, from 95.2% as of June 30, 2017.

Our effective overall borrowing rate at June 30, 2018 on our consolidated indebtedness increased seven basis points to 3.32% as compared to 3.25% at June 30, 2017. This increase was primarily due to an increase in the effective overall borrowing rate on variable rate debt of 37 basis points (2.43% at June 30, 2018 as compared to 2.06% at June 30, 2017) combined with an increase in the effective overall borrowing rate on fixed rate debt of two basis points (3.36% at June 30, 2018 as compared to 3.34% at June 30, 2017), partially offset by a decrease in the amount of our variable rate debt. The weighted average years to maturity of our consolidated indebtedness was 6.8 years and 7.0 years at June 30, 2018 and December 31, 2017, respectively. Our financing activity for the six months ended June 30, 2018 included:

•	Redeeming at par $750.0 million of senior unsecured notes with a fixed interest rate of 1.50% on January 3, 2018.
•	Unencumbering a property by repaying $86.6 million in mortgage loans with an interest rate of 7.79%.
•

Refinancing the $1.2 billion mortgage and $200.8 million construction loan at Aventura Mall, in which we have a 33.3% interest, with a $1.75 billion mortgage at a fixed interest rate of 4.12% that matures on July 1, 2028.

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

The following table sets forth these key operating statistics for:

•	properties that are consolidated in our consolidated financial statements,
•	properties we account for under the equity method of accounting as joint ventures, and
•	the foregoing two categories of properties on a total portfolio basis.

	June 30,	June 30,	%/Basis Points
	2018	2017	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	94.8%	95.3%	-50 bps
Unconsolidated	94.6%	94.7%	-10 bps
Total Portfolio	94.7%	95.2%	-50 bps
Average Base Minimum Rent per Square Foot
Consolidated	$52.14	$50.52	3.2%
Unconsolidated	$58.37	$56.48	3.3%
Total Portfolio	$53.84	$52.10	3.3%
Total Sales per Square Foot
Consolidated	$630	$602	4.7%
Unconsolidated	$694	$665	4.4%
Total Portfolio	$646	$618	4.6%
The Mills:
Ending Occupancy	98.3%	97.7%	60 bps
Average Base Minimum Rent per Square Foot	$31.53	$30.56	3.2%
Total Sales per Square Foot	$604	$581	4.0%

(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the six months ended June 30, 2018, we signed 507 new leases and 514 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 3.4 million square feet, of which 2.4 million square feet related to consolidated properties. During the comparable period in 2017, we signed 405 new leases and 634 renewal leases with a fixed minimum rent, comprising approximately 3.3 million square feet, of which 2.4 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $54.79 per square foot in 2018 and $59.09 per square foot in 2017 with an average tenant allowance on new leases of $49.58 per square foot and $43.27 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	June 30,	June 30,	%/Basis Points
	2018	2017	Change
Ending Occupancy	99.5%	99.7%	-20 bps
Total Sales per Square Foot	¥106,641	¥102,308	4.24%
Average Base Minimum Rent per Square Foot	¥5,095	¥5,054	0.82%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

•	During the six months ended June 30, 2018, we disposed of one retail property.
•	On April 21, 2017, through our European investee, we acquired Rosada Designer Outlet, a 247,500 square foot center in Roosendaal, Netherlands. We have a 94% interest in this new center.
•	On April 13, 2017, through our European investee, we opened Provence Designer Outlet, a 269,000 square foot center in Miramas, France. We have a 90% interest in this new center.

The following acquisitions, dispositions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

•	During 2018, we contributed our interest in the licensing venture of Aéropostale for additional interests in Authentic Brands Group LLC, or ABG. Our noncontrolling interest in ABG is 5.78%.
•

On May 2, 2018, we and our partner opened Premium Outlet Collection Edmonton International Airport, a 424,000 square foot shopping center in Edmonton (Alberta), Canada. We have a 50% noncontrolling interest in this new center.

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

For the purposes of the following comparison between the three and six months ended June 30, 2018 and 2017, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

During the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant damage as a result of Hurricane Maria. For purposes of the below comparisons, these properties are also included in the property transactions due to the fact they were not open for business during the entirety of the periods being compared.

Three months ended June 30, 2018 vs. Three months ended June 30, 2017

Minimum rents increased $5.5 million during 2018, of which the comparable rents increased $12.4 million, or 1.6%, primarily attributable to an increase in base minimum rents, offset partially by a $6.9 million decrease related to the property transactions.  Overage rents increased $2.2 million, or 7.3%, as a result of an increase in tenant sales.

Total other income increased $29.5 million, primarily due to a $35.6 million increase related to a non-cash gain associated with our contribution of our interest in the Aéropostale licensing venture for additional interests in ABG, partially offset by a $10.3 million decrease in lease settlement income.

Home and regional office costs decreased $4.2 million as a result of lower personnel and executive compensation expense.

Other expense decreased $10.9 million primarily related to a favorable mark-to-market adjustment on an equity instrument of $9.7 million, and a decrease in legal fees and expenses of $1.2 million.

During 2017, we recorded a loss on extinguishment of debt of $128.6 million as a result of an early redemption of a series of senior unsecured notes.

Income and other taxes increased $4.1 million due to increased withholding and income taxes related to certain of our international investments.

Income from unconsolidated entities increased $8.8 million primarily due to favorable results of operations from our international joint venture investments and our acquisition and development activity, offset partially by our share of an early repayment charge at one of our joint venture properties.

During 2018, we recorded net gains of $9.7 million primarily related to a property insurance recovery of previously depreciated assets.  During 2017, we recorded a $5.0 million gain related to Klépierre’s sale of certain assets.

Simon’s net income attributable to noncontrolling interests increased $25.0 million due to an increase in the net income of the Operating Partnership.

Six months ended June 30, 2018 vs. Six months ended June 30, 2017

Minimum rents increased $18.9 million during 2018, of which the comparable rents increased $27.7 million, or 1.7%, primarily attributable to an increase in base minimum rents, offset partially by an $8.8 million decrease related to the property transactions.  Overage rents increased $7.0 million, or 12.0%, as a result of an increase in tenant sales.

Total other income increased $66.3 million, primarily due to a $35.6 million increase related to a non-cash gain associated with our contribution of our interest in the Aéropostale licensing venture for additional interests in ABG, a $20.1 million increase in income related to distributions from an international investment, an $8.5 million increase in lease settlement income and a $2.7 million increase in Simon Brand Venture and net other revenues, partially offset by a $4.9 million decrease related to non-retail real estate sales in 2017.

Home and regional office costs decreased $6.1 million as a result of lower personnel and executive compensation expense.

Other expense decreased $3.3 million primarily related to a favorable $6.7 million mark-to-market adjustment on an equity instrument, partially offset by an increase in net other expense.

During 2017, we recorded a loss on extinguishment of debt of $128.6 million as a result of an early redemption of a series of senior unsecured notes.

Income and other taxes increased $13.9 million due to a lower tax benefit from improved performance and a lower tax rate on our share of results in the retail operations venture of Aéropostale as compared to 2017, and increased withholding and income taxes related to certain of our international investments.

Income from unconsolidated entities increased $29.8 million primarily due to the stronger operations of the retail operations venture of Aéropostale and favorable results of operations from our international joint venture investments and our acquisition and development activity, offset partially by our share of an early repayment charge at one of our joint venture properties.

During 2018, we recorded net gains of $9.7 million related to a property insurance recovery of previously depreciated assets and  $135.2 million primarily related to our disposition activity.  During 2017, we recorded a $5.0 million gain related to Klépierre’s sale of certain assets.

Simon’s net income attributable to noncontrolling interests increased $46.6 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long‑lived income‑producing assets, our financing strategy relies primarily on long‑term fixed rate debt. Floating rate debt comprised only 4.8% of our total consolidated debt at June 30, 2018. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.2 billion in the aggregate during the six months ended June 30, 2018. The Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility, and a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $768.1 million during the first six months of 2018 to $714.2 million as of June 30, 2018 as further discussed in “Cash Flows” below.

On June 30, 2018, we had an aggregate available borrowing capacity of approximately $6.2 billion under the Credit Facilities, net of outstanding borrowings of $326.1 million and amounts outstanding under the Commercial Paper program of $981.5 million and letters of credit of $6.2 million. For the six months ended June 30, 2018, the maximum aggregate outstanding balance under the Credit Facilities was $423.1 million and the weighted average outstanding balance was $332.9 million. The weighted average interest rate was 1.34% for the six months ended June 30, 2018.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2018 totaled $2.2 billion. In addition, we had net repayments from our debt financing and repayment activities of $864.0 million in 2018. These activities are further discussed below under “Financing and Debt.” During the first six months of 2018, we also:

•	paid stockholder dividends and unitholder distributions totaling approximately $1.4 billion and preferred unit distributions totaling $2.6 million,
•

funded consolidated capital expenditures of $334.7 million (including development and other costs of $42.9 million, redevelopment and expansion costs of $180.7 million, and tenant costs and other operational capital expenditures of $111.1 million),

•	funded investments in unconsolidated entities of $29.3 million, and
•	funded the repurchase of $307.3 million of Simon’s common stock and the redemption of $7.6 million of the Operating Partnership’s units.

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

Financing and Debt

Unsecured Debt

At June 30, 2018, our unsecured debt consisted of $15.7 billion of senior unsecured notes of the Operating Partnership, $326.1 million outstanding under the Credit Facility, and $981.5 million outstanding under the Commercial Paper program. The June 30, 2018 balance on the Credit Facility included $201.1 million (U.S. dollar equivalent) of Yen-denominated borrowings. Foreign currency denominated borrowings under the Credit Facility are designated as net investment hedges of a portion of our international investments.

On June 30, 2018, we had an aggregate available borrowing capacity of $6.2 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the six months ended June 30, 2018 was $423.1 million and the weighted average outstanding balance was $332.9 million. Letters of credit of $6.2 million were outstanding under the Credit Facilities as of June 30, 2018.

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

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2018, we had $981.5 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 2.02%. These borrowings mature on various dates through August 20, 2018 and reduce amounts otherwise available under the Credit Facilities.

On January 3, 2018, the Operating Partnership redeemed at par $750.0 million of senior unsecured notes with a fixed interest rate of 1.50%.

On July 10, 2018, the Operating Partnership repaid Yen-denominated borrowings of $201.1 million (U.S. dollar equivalent) on the Credit Facility.

Mortgage Debt

Total mortgage indebtedness was $6.6 billion and $6.9 billion at June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018, we repaid a mortgage loan of $86.6 million with an interest rate of 7.79%, unencumbering the property.

On June 7, 2018, Aventura Mall, in which we own a 33.3% interest, refinanced its $1.2 billion mortgage and its $200.8 million construction loan with a $1.75 billion mortgage at a fixed interest rate of 4.12% that matures on July 1, 2028. The property incurred an early repayment charge of $30.9 million and wrote off deferred debt issuance costs of $6.5 million, our $12.5 million share of which is included in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2018, we were in compliance with all covenants of our unsecured debt.

At June 30, 2018, we or our subsidiaries were the borrowers under 46 non‑recourse mortgage notes secured by mortgages on 49 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2018, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually or in the aggregate, giving effect to applicable cross‑default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2018 and December 31, 2017, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	June 30, 2018	Interest Rate(1)	December 31, 2017	Interest Rate(1)
Fixed Rate	$22,324,296	3.36%	$23,374,732	3.30%
Variable Rate	1,180,706	2.43%	1,189,311	2.19%
	$23,505,002	3.32%	$24,564,043	3.25%

(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2017 Annual Reports on Form 10‑K of Simon and the Operating Partnership.

In regards to long‑term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2018, for the remainder of 2018 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2018	2019 - 2020	2021 - 2022	After 2022	Total
Long Term Debt (1) (2)	$1,087,719	$2,776,629	$6,976,611	$12,736,248	$23,577,207
Interest Payments (3)	391,553	1,506,934	1,153,930	3,161,222	6,213,639

(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	The amount due in 2018 includes $981.5 million in Global Commercial Paper – USD.
(3)	Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2018.

Off‑Balance Sheet Arrangements

Our off‑balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2018, the Operating Partnership guaranteed joint venture‑related mortgage indebtedness of $201.0 million (of which we have a right of recovery from our joint venture partners of $10.8 million as of June 30, 2018).

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

During the first six months of 2018, we recorded net gains of $144.9 million primarily related to disposition activity which included the foreclosure of a consolidated property in satisfaction of its $200 million non-recourse mortgage. As discussed in Note 5, Klépierre also disposed of its interests in certain shopping centers resulting in a gain of which our share was $13.4 million.

Joint Venture Formation and Other Investment Activity

On September 15, 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  As a result, we recognized a $35.6 million non-cash gain representing the increase in value of our previously held interest in the licensing venture, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.  At June 30, 2018, our noncontrolling equity method interests in the operations venture of Aéropostale and in ABG were 44.95% and 5.78%, respectively.

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, are underway at properties in the United States, Canada, Europe and Asia.

Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $0.8 billion. We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7‑10% for all of our new development, expansion and redevelopment projects.

New Domestic Developments, Redevelopments and Expansions.

During 2018, construction continues on Denver Premium Outlets, a 328,000 square foot project in Thornton (Denver), Colorado, which is scheduled to open in September 2018. We own a 100% interest in this project. The estimated cost of this project is $128.6 million.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency‑denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of international development costs for 2018 will be approximately $219 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of June 30, 2018 (in millions):

		Gross	Our	Our Share of	Our Share of	Projected
		Leasable	Ownership	Projected Net Cost	Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)	(in USD)	Date
New Development Projects:
Premium Outlet Collection - Edmonton International Airport	Edmonton (Alberta), Canada	424,000	50%	CAD 108.2	$82.3	Opened May - 2018
Querétaro Premium Outlets	Querétaro, Mexico	294,000	50%	MXN 441.7	$22.2	Dec. - 2018
Málaga Designer Outlet	Málaga, Spain	191,000	46%	EUR 41.4	$48.4	Mar. - 2019
Cannock Designer Outlet	Cannock (West Midlands), U.K.	197,000	20%	GBP 26.5	$35.0	May - 2020
Expansions:
Shisui Premium Outlets Phase 3	Shisui (Chiba), Japan	68,000	40%	JPY 1,541	$13.9	Oct. - 2018
Toronto Premium Outlets Phase 2	Toronto (Ontario), Canada	145,000	50%	CAD 66.4	$50.6	Nov. - 2018
Johor Premium Outlets Phase 3	Kulai, Malaysia	45,000	50%	MYR 14.4	$3.6	Dec. - 2018
Vancouver Designer Outlet Phase 2	Richmond (British Columbia), Canada	84,000	46%	CAD 26.9	$20.5	May - 2019
Ashford Designer Outlet Phase 2	Ashford, U.K	98,000	46%	GBP 43.0	$56.8	Oct. - 2019

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.95 per share in the second quarter of 2018 and $3.90 per share for the six months ended June 30, 2018.  The Operating Partnership paid distributions per unit for the same amounts.  Simon paid dividends of $1.75 and $3.50 per share for the three and six months ended June 30, 2017, respectively.  The Operating Partnership paid distributions per unit for the same amounts.  Simon’s Board of Directors declared a quarterly cash dividend for the third quarter of 2018 of $2.00 per share of common stock payable on August 31, 2018 to stockholders of record on August 17, 2018. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the six months ended June 30, 2018, Simon repurchased 1,988,247 shares at an average price of $154.56 per share of its common stock as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as consolidated net income computed in accordance with GAAP:

•	excluding real estate related depreciation and amortization,
•	excluding gains and losses from extraordinary items and cumulative effects of accounting changes,
•	excluding gains and losses from the sale, disposal or property insurance recoveries of previously depreciated retail operating properties,
•	excluding impairment charges of depreciable real estate,
•	plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest, and
•	all determined on a consistent basis in accordance with GAAP.

We have adopted NAREIT’s clarification of the definition of FFO that requires us to include the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting changes, or a gain or loss resulting from the sale, disposal or property insurance recoveries of, or any impairment related to, previously depreciated retail operating properties.

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

You should understand that our computations of these non‑GAAP measures might not be comparable to similar measures reported by other REITs and that these non‑GAAP measures:

•	do not represent cash flow from operations as defined by GAAP,
•	should not be considered as alternatives to consolidated net income determined in accordance with GAAP as a measure of operating performance, and
•	are not alternatives to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Funds from Operations (A)	$1,060,564	$884,743	$2,086,902	$1,869,755
Change in FFO from prior period	19.9%	(7.1)%	11.6%	(1.8)%
Consolidated Net Income	$631,414	$441,373	$1,346,938	$992,448
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	317,364	318,585	631,370	626,273
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	137,279	135,476	272,204	266,694
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(9,672)	(4,989)	(144,949)	(4,989)
Unrealized change in fair value of equity instruments	(9,692)	—	(6,664)	—
Net (income) loss attributable to noncontrolling interest holders in properties	(279)	(74)	(186)	170
Noncontrolling interests portion of depreciation and amortization	(4,537)	(4,315)	(9,185)	(8,215)
Preferred distributions and dividends	(1,313)	(1,313)	(2,626)	(2,626)
FFO of the Operating Partnership (A)	$1,060,564	$884,743	$2,086,902	$1,869,755
FFO allocable to limited partners	139,426	116,599	273,985	246,028
Dilutive FFO allocable to common stockholders (A)	$921,138	$768,144	$1,812,917	$1,623,727
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.77	$1.23	$3.77	$2.75
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	1.27	1.25	2.51	2.46
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(0.03)	(0.01)	(0.41)	(0.01)
Unrealized change in fair value of equity instruments	(0.03)	—	(0.02)	—
Diluted FFO per share (A)	$2.98	$2.47	$5.85	$5.20
Basic and Diluted weighted average shares outstanding	309,355	311,579	309,966	312,191
Weighted average limited partnership units outstanding	46,827	47,287	46,845	47,304
Basic and Diluted weighted average shares and units outstanding	356,182	358,866	356,811	359,495

(A)

Includes a loss on extinguishment of debt of $128.6 million for the three and six months ended June 30, 2017. Includes Diluted FFO per share/unit related to a loss on extinguishment of debt of $0.36 for the three and six months ended June 30, 2017. Includes Diluted FFO allocable to common stockholders of $111.7 million for the three and six months ended June 30, 2017.

The following schedule reconciles consolidated net income to NOI and sets forth the computations of portfolio NOI and comparable property NOI.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$631,414	$441,373	$1,346,938	$992,448
Income and other tax expense	10,137	5,990	16,357	2,470
Interest expense	206,624	207,174	412,115	405,373
Income from unconsolidated entities	(100,828)	(92,017)	(190,854)	(161,101)
Loss on extinguishment of debt	—	128,618	—	128,618
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(9,672)	(4,989)	(144,949)	(4,989)
Operating Income	737,675	686,149	1,439,607	1,362,819
Depreciation and amortization	320,198	322,396	637,134	633,228
NOI of consolidated entities	$1,057,873	$1,008,545	$2,076,741	$1,996,047
Reconciliation of NOI of unconsolidated entities:
Net Income	$197,378	$204,051	$408,612	$401,794
Interest expense	190,751	146,440	341,684	288,647
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities	(25,792)	—	(25,792)	—
Operating Income	362,337	350,491	724,504	690,441
Depreciation and amortization	166,299	159,748	326,134	313,202
NOI of unconsolidated entities	$528,636	$510,239	$1,050,638	$1,003,643
Add: Our share of NOI from Klépierre, HBS, and other corporate investments	78,962	67,201	139,019	108,947
Total NOI	$1,665,471	$1,585,985	$3,266,398	$3,108,637
Less: Corporate and Other NOI Sources (1)	80,815	54,667	122,658	99,570
Portfolio NOI	$1,584,656	$1,531,318	$3,143,740	$3,009,067
Portfolio NOI Growth	3.5%		4.5%
Less: Our share of NOI from Klépierre, HBS, and other corporate investments	78,962	67,201	139,019	108,947
Less: International Properties (2)	113,923	101,021	245,673	197,580
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	18,387	19,972	36,716	40,479
Comparable Property NOI (4)	$1,373,384	$1,343,124	$2,722,332	$2,662,061
Comparable Property NOI Growth	2.3%		2.3%

(1)

Includes income components excluded from portfolio NOI and comparable property NOI (domestic lease termination income, interest income, land sale gains, straight line rent, above/below market lease adjustments), gains on sale of equity instruments, unrealized gains and losses on equity instruments, Simon management company operations, and other assets.

(2)

Includes International Premium Outlets (except for Canadian International Premium Outlets included in comparable property NOI), International Designer Outlets and distributions from other international investments.

(3)	Includes total property NOI for properties undergoing redevelopment as well as incremental NOI for expansion properties not yet included in comparable properties.
(4)	Includes Malls, Premium Outlets, The Mills and Lifestyle Centers opened and operating as comparable for the period.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Sensitivity Analysis.  We disclosed a qualitative and quantitative analysis regarding market risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the combined 2017 Annual Report on Form 10‑K of Simon and the Operating Partnership. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2017.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended June 30, 2018.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	programs	programs (2)
April 1, 2018 - April 30, 2018	286,609	(1)	$154.13	269,537	$725,280,466
May 1, 2018 - May 31, 2018	245,122		$154.42	245,122	$687,428,312
June 1, 2018 - June 30, 2018	—		$—	—	$687,428,312
	531,731		$154.26	514,659

________________________________________

(1)Includes 17,072 shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

(2)On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2018.

Issuer Purchases of Equity Securities

There were no purchases of equity securities made by the Operating Partnership during the quarter ended June 30, 2018.

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
Date: August 2, 2018

SIMON PROPERTY GROUP, L.P.

/s/ Andrew Juster
Andrew Juster
Executive Vice President and Chief Financial Officer of
Simon Property Group, Inc., General Partner
Date: August 2, 2018