Form 10-Q
period 2018-09-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2018-11-02
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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

As of September 30, 2018, Simon Property Group, Inc. had 309,296,415 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10‑Q for the quarterly period ended September 30, 2018 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority‑owned partnership subsidiary, for which Simon is the general partner. As of September 30, 2018, Simon owned an approximate 86.8% ownership interest in the Operating Partnership, with the remaining 13.2% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day‑to‑day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10‑Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2018	2017
ASSETS:
Investment properties, at cost	$36,943,299	$36,393,464
Less - accumulated depreciation	12,638,409	11,935,949
	24,304,890	24,457,515
Cash and cash equivalents	695,718	1,482,309
Tenant receivables and accrued revenue, net	722,730	742,672
Investment in unconsolidated entities, at equity	2,281,688	2,266,483
Investment in Klépierre, at equity	1,776,655	1,934,676
Deferred costs and other assets	1,298,012	1,373,983
Total assets	$31,079,693	$32,257,638
LIABILITIES:
Mortgages and unsecured indebtedness	$23,678,264	$24,632,463
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,268,099	1,269,190
Cash distributions and losses in unconsolidated entities, at equity	1,534,550	1,406,378
Other liabilities	503,342	520,363
Total liabilities	26,984,255	27,828,394
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	197,937	190,480
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	42,830	43,077
Common stock, $0.0001 par value, 511,990,000 shares authorized, 320,411,571 and 320,322,774 issued and outstanding, respectively	32	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,736,720	9,614,748
Accumulated deficit	(4,896,754)	(4,782,173)
Accumulated other comprehensive loss	(118,593)	(110,453)
Common stock held in treasury, at cost, 11,115,156 and 9,163,920 shares, respectively	(1,380,619)	(1,079,063)
Total stockholders’ equity	3,383,616	3,686,168
Noncontrolling interests	513,885	552,596
Total equity	3,897,501	4,238,764
Total liabilities and equity	$31,079,693	$32,257,638

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUE:
Minimum rent	$864,514	$861,184	$2,581,792	$2,559,535
Overage rent	39,601	36,634	104,533	94,601
Tenant reimbursements	385,543	386,713	1,138,855	1,146,156
Management fees and other revenues	28,784	28,946	85,506	90,860
Other income	90,563	90,161	286,491	219,796
Total revenue	1,409,005	1,403,638	4,197,177	4,110,948
EXPENSES:
Property operating	119,021	118,807	335,420	330,226
Depreciation and amortization	316,175	317,037	953,309	950,265
Real estate taxes	119,315	111,953	344,950	332,027
Repairs and maintenance	23,632	25,352	73,507	72,654
Advertising and promotion	36,688	36,006	107,979	108,450
Provision for credit losses	4,984	2,895	13,915	10,765
Home and regional office costs	32,714	31,451	106,093	110,906
General and administrative	12,172	13,014	35,713	40,089
Other	26,913	57,055	69,293	102,678
Total operating expenses	691,614	713,570	2,040,179	2,058,060
OPERATING INCOME	717,391	690,068	2,156,998	2,052,888
Interest expense	(199,469)	(199,032)	(611,585)	(604,408)
Loss on extinguishment of debt	—	—	—	(128,618)
Income and other taxes	(10,118)	(14,511)	(26,475)	(16,981)
Income from unconsolidated entities	134,408	116,110	325,263	277,212
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	—	144,949	4,989
CONSOLIDATED NET INCOME	642,212	592,635	1,989,150	1,585,082
Net income attributable to noncontrolling interests	85,111	78,018	262,722	209,070
Preferred dividends	834	834	2,503	2,503
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$556,267	$513,783	$1,723,925	$1,373,509
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.80	$1.65	$5.57	$4.41

Consolidated Net Income	$642,212	$592,635	$1,989,150	$1,585,082
Unrealized gain (loss) on derivative hedge agreements	5,241	(8,598)	20,355	(31,396)
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	1,591	(19,362)	5,929	(14,303)
Currency translation adjustments	(10,763)	12,922	(35,797)	42,815
Changes in available-for-sale securities and other	(22)	6,787	(88)	6,324
Comprehensive income	638,259	584,384	1,979,549	1,588,522
Comprehensive income attributable to noncontrolling interests	84,466	76,935	261,260	209,424
Comprehensive income attributable to common stockholders	$553,793	$507,449	$1,718,289	$1,379,098

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,989,150	$1,585,082
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,009,671	1,012,335
Loss on debt extinguishment	—	128,618
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(144,949)	(4,989)
Gains on sales of marketable securities	—	(21,541)
Unrealized change in fair value of equity instruments	(1,212)	—
Gain on interest in unconsolidated entity (Note 5)	(35,621)	—
Straight-line rent	(14,923)	(21,433)
Equity in income of unconsolidated entities	(325,263)	(277,212)
Distributions of income from unconsolidated entities	289,411	270,938
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	27,668	19,925
Deferred costs and other assets	(74,922)	(75,688)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	32,156	103,418
Net cash provided by operating activities	2,751,166	2,719,453
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(87,741)
Funding of loans to related parties	(4,641)	(68,206)
Capital expenditures, net	(585,957)	(487,321)
Cash impact from the consolidation of properties	11,276	7,536
Investments in unconsolidated entities	(51,883)	(111,225)
Purchase of marketable and non-marketable securities	(23,273)	(5,503)
Proceeds from sales of marketable and non-marketable securities	—	53,923
Insurance proceeds for property restoration	16,160	—
Distributions of capital from unconsolidated entities and other	428,862	331,693
Net cash used in investing activities	(209,456)	(366,844)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(247)	(246)
Purchase of shares related to stock grant recipients' tax withholdings	(2,911)	(2,789)
Redemption of limited partner units	(7,619)	—
Purchase of treasury stock	(307,296)	(396,169)
Distributions to noncontrolling interest holders in properties	(11,524)	(8,936)
Contributions from noncontrolling interest holders in properties	161	289
Preferred distributions of the Operating Partnership	(1,436)	(1,436)
Distributions to stockholders and preferred dividends	(1,829,610)	(1,655,307)
Distributions to limited partners	(276,530)	(251,066)
Loss on debt extinguishment	—	(128,618)
Proceeds from issuance of debt, net of transaction costs	5,895,653	8,071,035
Repayments of debt	(6,786,942)	(8,031,020)
Net cash used in financing activities	(3,328,301)	(2,404,263)
DECREASE IN CASH AND CASH EQUIVALENTS	(786,591)	(51,654)
CASH AND CASH EQUIVALENTS, beginning of period	1,482,309	560,059
CASH AND CASH EQUIVALENTS, end of period	$695,718	$508,405

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	September 30,	December 31,
	2018	2017
ASSETS:
Investment properties, at cost	$36,943,299	$36,393,464
Less — accumulated depreciation	12,638,409	11,935,949
	24,304,890	24,457,515
Cash and cash equivalents	695,718	1,482,309
Tenant receivables and accrued revenue, net	722,730	742,672
Investment in unconsolidated entities, at equity	2,281,688	2,266,483
Investment in Klépierre, at equity	1,776,655	1,934,676
Deferred costs and other assets	1,298,012	1,373,983
Total assets	$31,079,693	$32,257,638
LIABILITIES:
Mortgages and unsecured indebtedness	$23,678,264	$24,632,463
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,268,099	1,269,190
Cash distributions and losses in unconsolidated entities, at equity	1,534,550	1,406,378
Other liabilities	503,342	520,363
Total liabilities	26,984,255	27,828,394
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	197,937	190,480
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	42,830	43,077
General Partner, 309,304,415 and 311,166,854 units outstanding, respectively	3,340,786	3,643,091
Limited Partners, 47,212,857 and 46,879,625 units outstanding, respectively	509,943	548,858
Total partners’ equity	3,893,559	4,235,026
Nonredeemable noncontrolling interests in properties, net	3,942	3,738
Total equity	3,897,501	4,238,764
Total liabilities and equity	$31,079,693	$32,257,638

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUE:
Minimum rent	$864,514	$861,184	$2,581,792	$2,559,535
Overage rent	39,601	36,634	104,533	94,601
Tenant reimbursements	385,543	386,713	1,138,855	1,146,156
Management fees and other revenues	28,784	28,946	85,506	90,860
Other income	90,563	90,161	286,491	219,796
Total revenue	1,409,005	1,403,638	4,197,177	4,110,948
EXPENSES:
Property operating	119,021	118,807	335,420	330,226
Depreciation and amortization	316,175	317,037	953,309	950,265
Real estate taxes	119,315	111,953	344,950	332,027
Repairs and maintenance	23,632	25,352	73,507	72,654
Advertising and promotion	36,688	36,006	107,979	108,450
Provision for credit losses	4,984	2,895	13,915	10,765
Home and regional office costs	32,714	31,451	106,093	110,906
General and administrative	12,172	13,014	35,713	40,089
Other	26,913	57,055	69,293	102,678
Total operating expenses	691,614	713,570	2,040,179	2,058,060
OPERATING INCOME	717,391	690,068	2,156,998	2,052,888
Interest expense	(199,469)	(199,032)	(611,585)	(604,408)
Loss on extinguishment of debt	—	—	—	(128,618)
Income and other taxes	(10,118)	(14,511)	(26,475)	(16,981)
Income from unconsolidated entities	134,408	116,110	325,263	277,212
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	—	144,949	4,989
CONSOLIDATED NET INCOME	642,212	592,635	1,989,150	1,585,082
Net income (loss) attributable to noncontrolling interests	497	(550)	684	(721)
Preferred unit requirements	1,313	1,313	3,939	3,939
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$640,402	$591,872	$1,984,527	$1,581,864
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$556,267	513,783	$1,723,925	$1,373,509
Limited Partners	84,135	78,089	260,602	208,355
Net income attributable to unitholders	$640,402	$591,872	$1,984,527	$1,581,864
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.80	$1.65	$5.57	$4.41

Consolidated net income	$642,212	$592,635	$1,989,150	$1,585,082
Unrealized gain (loss) on derivative hedge agreements	5,241	(8,598)	20,355	(31,396)
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	1,591	(19,362)	5,929	(14,303)
Currency translation adjustments	(10,763)	12,922	(35,797)	42,815
Changes in available-for-sale securities and other	(22)	6,787	(88)	6,324
Comprehensive income	638,259	584,384	1,979,549	1,588,522
Comprehensive income attributable to noncontrolling interests	318	316	1,063	1,388
Comprehensive income attributable to unitholders	$637,941	$584,068	$1,978,486	$1,587,134

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,989,150	$1,585,082
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,009,671	1,012,335
Loss on debt extinguishment	—	128,618
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(144,949)	(4,989)
Gains on sales of marketable securities	—	(21,541)
Unrealized change in fair value of equity instruments	(1,212)	—
Gain on interest in unconsolidated entity (Note 5)	(35,621)	—
Straight-line rent	(14,923)	(21,433)
Equity in income of unconsolidated entities	(325,263)	(277,212)
Distributions of income from unconsolidated entities	289,411	270,938
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	27,668	19,925
Deferred costs and other assets	(74,922)	(75,688)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	32,156	103,418
Net cash provided by operating activities	2,751,166	2,719,453
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(87,741)
Funding of loans to related parties	(4,641)	(68,206)
Capital expenditures, net	(585,957)	(487,321)
Cash impact from the consolidation of properties	11,276	7,536
Investments in unconsolidated entities	(51,883)	(111,225)
Purchase of marketable and non-marketable securities	(23,273)	(5,503)
Proceeds from sales of marketable and non-marketable securities	—	53,923
Insurance proceeds for property restoration	16,160	—
Distributions of capital from unconsolidated entities and other	428,862	331,693
Net cash used in investing activities	(209,456)	(366,844)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(247)	(246)
Purchase of units related to stock grant recipients' tax withholdings	(2,911)	(2,789)
Redemption of limited partner units	(7,619)	—
Purchase of general partner units	(307,296)	(396,169)
Distributions to noncontrolling interest holders in properties	(11,524)	(8,936)
Contributions from noncontrolling interest holders in properties	161	289
Partnership distributions	(2,107,576)	(1,907,809)
Loss on debt extinguishment	—	(128,618)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	5,895,653	8,071,035
Mortgage and unsecured indebtedness principal payments	(6,786,942)	(8,031,020)
Net cash used in financing activities	(3,328,301)	(2,404,263)
DECREASE IN CASH AND CASH EQUIVALENTS	(786,591)	(51,654)
CASH AND CASH EQUIVALENTS, beginning of period	1,482,309	560,059
CASH AND CASH EQUIVALENTS, end of period	$695,718	$508,405

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2018, we owned or held an interest in 207 income‑producing properties in the United States, which consisted of 107 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. Internationally, as of September 30, 2018, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, three Premium Outlets in Canada, two Premium Outlets in Malaysia and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe, of which six properties are consolidated, and one Designer Outlet property in Canada. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, Germany, France and the United Kingdom. As of September 30, 2018, we also owned a 21.2% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2018, we consolidated 135 wholly‑owned properties and 19 additional properties that are less than wholly‑owned, but which we control or for which we are the primary beneficiary. We account for the remaining 81 properties, or the joint venture properties, as well as our investments in Klépierre, Aéropostale, Authentic Brands Group, LLC, or ABG, and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day‑to‑day operations of 57 of the 81 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, and the United Kingdom comprise 20 of the remaining 24 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 86.9% and 86.8% for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, Simon’s ownership interest in the Operating Partnership was 86.8% and 86.9%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of the debt securities of our captive insurance subsidiary, equity instruments, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At September 30, 2018 and December 31, 2017, we had equity instruments with readily determinable fair values of $97.2 million and $88.3 million, respectively.  Effective January 1, 2018, changes in fair value of these equity instruments are recorded in earnings. At September 30, 2018 and December 31, 2017, we had equity instruments without readily determinable fair values of $176.4 million and $186.9 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or nine months ended September 30, 2018.

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

On July 26, 2017, we sold our investment in certain equity instruments. The aggregate proceeds received from the sale were $53.9 million, and we recognized a gain on the sale of $21.5 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017.

At September 30, 2018 and December 31, 2017, we held debt securities of $66.8 million and $55.7 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than 1 year to 10 years. These securities are classified as available‑for‑sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other‑than‑temporary. We review any declines in value of these securities for other‑than‑temporary impairment and consider the severity and duration of any decline in value. To the extent an other‑than‑temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at September 30, 2018 and December 31, 2017 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset balance of $12.9 million at September 30, 2018 and a gross liability balance of $8.6 million and $18.1 million at September 30, 2018 and December 31, 2017, respectively.

Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	September 30,	December 31,
	2018	2017
Limited partners’ interests in the Operating Partnership	$509,943	$548,858
Nonredeemable noncontrolling interests in properties, net	3,942	3,738
Total noncontrolling interests reflected in equity	$513,885	$552,596

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

A rollforward of noncontrolling interests is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Noncontrolling interests, beginning of period	$507,604	564,444	$552,596	$649,464
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	84,452	78,405	261,665	209,743
Distributions to noncontrolling interest holders	(93,637)	(86,125)	(277,550)	(254,026)
Other comprehensive (loss) income allocable to noncontrolling interests:
Unrealized gain (loss) on derivative hedge agreements	717	(1,135)	2,710	(4,116)
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	214	(2,555)	785	(1,887)
Currency translation adjustments	(1,573)	1,712	(4,944)	5,511
Changes in available-for-sale securities and other	(3)	895	(12)	846
	(645)	(1,083)	(1,461)	354
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership	(74,990)	(7,350)	(127,707)	(75,685)
Units issued to limited partners	84,103	—	84,103	—
Units exchanged for common shares	(934)	(252)	(1,004)	(1,605)
Units redeemed	—	—	(572)	—
Long-term incentive performance units	7,885	9,374	23,654	28,932
Contributions by noncontrolling interests, net, and other	47	51	161	287
Noncontrolling interests, end of period	$513,885	$557,464	$513,885	$557,464

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

A rollforward of noncontrolling interests is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Noncontrolling nonredeemable interests in properties, net — beginning of period	$3,632	4,264	$3,738	$5,116
Net income attributable to noncontrolling nonredeemable interests	318	316	1,063	1,388
Distributions to noncontrolling nonredeemable interestholders	(56)	(800)	(1,020)	(2,960)
Contributions by noncontrolling nonredeemable interests, net, and other	48	51	161	287
Noncontrolling nonredeemable interests in properties, net — end of period	$3,942	$3,831	$3,942	$3,831

Accumulated Other Comprehensive Income (Loss)

Simon

The changes in components of our accumulated other comprehensive income (loss) attributable to common stockholders consisted of the following net of noncontrolling interest as of September 30, 2018:

			Net unrealized
	Currency	Accumulated	losses on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(118,138)	$8,055	$(370)	$(110,453)
Other comprehensive (loss) income before reclassifications	(30,853)	17,645	(76)	(13,284)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,144	—	5,144
Net current-period other comprehensive (loss) income	(30,853)	22,789	(76)	(8,140)
Ending balance	$(148,991)	$30,844	$(446)	$(118,593)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the nine months ended September 30:

	2018	2017
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Accumulated derivative losses, net	$(5,929)	$(7,238)	Interest expense
	785	955	Net income attributable to noncontrolling interests
	$(5,144)	$(6,283)

Realized gain on sale of marketable securities	$—	$21,541	Other income
	—	(2,843)	Net income attributable to noncontrolling interests
	$—	$18,698

The Operating Partnership

The changes in accumulated other comprehensive income (loss) by component consisted of the following as of September 30, 2018:

			Net unrealized
	Currency	Accumulated	losses on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(135,940)	$9,263	$(425)	$(127,102)
Other comprehensive (loss) income before reclassifications	(35,797)	20,355	(88)	(15,530)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,929	—	5,929
Net current-period other comprehensive (loss) income	(35,797)	26,284	(88)	(9,601)
Ending balance	$(171,737)	$35,547	$(513)	$(136,703)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the nine months ended September 30:

	2018	2017
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Accumulated derivative losses, net	$(5,929)	$(7,238)	Interest expense

Realized gain on sale of marketable securities	$—	$21,541	Other income

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

As of September 30, 2018 and December 31, 2017, we had no outstanding interest rate derivatives. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of September 30, 2018 and December 31, 2017, respectively.

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

We had the following Euro:USD forward contracts designated as net investment hedges at September 30, 2018 and December 31, 2017 (in millions):

		Asset (Liability) Value as of
		September 30,	December 31,
Notional Value	Maturity Date	2018	2017
€50.0	May 15, 2019	0.4	(2.4)
€50.0	May 15, 2019	(2.1)	(4.9)
€50.0	May 15, 2020	(2.9)	(5.2)
€50.0	May 14, 2021	(3.6)	(5.5)

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

In the first quarter of 2018, we entered into a Euro-denominated cross-currency swap agreement to manage our exposure to changes in foreign exchange rates by swapping $150.0 million of 4.38% fixed rate U.S. dollar-denominated debt to 1.37% fixed rate Euro-denominated debt of €121.6 million. The cross-currency swap matures on December 1, 2020. The fair value of our cross‑currency swap agreement at September 30, 2018 is $8.0 million and is included in deferred costs and other assets. In the third quarter of 2018, we entered into a Yen-denominated cross-currency swap agreement designated as a net investment hedge by swapping $200.1 million of 4.38% fixed rate U.S. dollar-denominated debt to ¥22.3 billion of 1.19% fixed rate Yen-denominated debt. Contemporaneously, we repaid Yen-denominated borrowings of $201.3 million (U.S. dollar equivalent) on the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility. The cross-currency swap matures on December 1, 2020. The fair value of our cross-currency swap agreement at September 30, 2018 is $4.0 million and is included in deferred costs and other assets.

We have designated the currency forward contracts and cross-currency swaps as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro or Yen-denominated joint venture investment.

The total gross accumulated other comprehensive income related to the Operating Partnership’s derivative activities, including our share of the other comprehensive income from unconsolidated entities, approximated $35.6 million and $9.3 million as of September 30, 2018 and December 31, 2017, respectively.

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

Substantially all of our revenues and the revenues of our equity method investments are earned from arrangements that are within the scope of ASU 2016-02. Upon adoption of ASU 2016-02, consideration related to non-lease components identified in our lease arrangements will be accounted for using the guidance in ASU 2014-09, which we have determined would (i) necessitate that we reallocate consideration received under many of our lease arrangements between the lease and non-lease component, (ii) result in recognizing revenue allocated to our primary non-lease component (consideration received from fixed common area maintenance arrangements) on a straight-line basis and (iii) require separate presentation of revenue recognized from lease and non-lease components on our statements of operations and comprehensive income.  However, on July 30, 2018, the FASB issued ASU 2018-11, which created a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component.  We believe we meet the criteria to account for lease and non-lease components as a single component, which would alleviate the requirement upon adoption of ASU 2016-02 that we reallocate or separately present lease and non-lease components. We would, however, recognize consideration received from fixed common area maintenance arrangements on a straight-line basis.

Further, upon adoption of ASU 2016-02, leases of land and other arrangements where we are the lessee will be recognized on our balance sheet. Undiscounted future minimum lease payments beginning with the date of adoption due under long-term ground leases with termination dates which range from 2019 to 2090, excluding extension options, over the term of these leases total approximately $782.8 million as of September 30, 2018.  The adoption of the guidance will result in the recognition of leased assets and corresponding liabilities discounted over the life of the applicable leases.

We will adopt ASU 2016-02 and any subsequent amendments beginning in the first quarter of 2019. In ASU 2018-11, the FASB also provided a transition option that would permit the application of the new guidance as of the adoption date rather than to all periods presented.  We are currently evaluating the impact that the adoption of the new standard and related ASUs will have on our consolidated financial statements and method of adoption.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses," which introduces new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. On August 20, 2018, the FASB issued a proposal that would clarify that operating lease receivables would be outside the scope of the new standard. This standard will be effective for us in fiscal years beginning after December 15, 2019. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

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

Simon

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income attributable to Common Stockholders — Basic and Diluted	$556,267	$513,783	$1,723,925	$1,373,509
Weighted Average Shares Outstanding — Basic and Diluted	309,294,045	310,853,299	309,739,557	311,740,360

For the three and nine months ended September 30, 2018, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three or nine months ended September 30, 2018 and 2017. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income attributable to Unitholders — Basic and Diluted	$640,402	$591,872	$1,984,527	$1,581,864
Weighted Average Units Outstanding — Basic and Diluted	356,073,080	358,115,572	356,562,262	359,029,893

For the three and nine months ended September 30, 2018, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three or nine months ended September 30, 2018 and 2017. We accrue distributions when they are declared.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

5. Investment in Unconsolidated Entities

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 81 properties as of September 30, 2018.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of September 30, 2018 and December 31, 2017, we had construction loans and other advances to related parties totaling $86.0 million and $87.0 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

On September 25, 2018, as discussed in Note 9, we acquired the remaining 50% interest in The Outlets at Orange from our joint venture partner.  The Operating Partnership issued 475,183 units at a price of $176.99 to acquire this remaining interest.  As a result of this acquisition, we now own 100% of this property.

On September 11, 2018, we announced a joint venture with Macerich to co-develop, co-own, and jointly lease the approximately 400,000 square foot Los Angeles Premium Outlets, followed by a proposed phase II of an additional 166,000 square feet.  As of September 30, 2018, we had contributed $13.1 million to the venture.  We own a 50% noncontrolling interest in this project, which is scheduled to open in the fall of 2021.

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

In May 2017, Colorado Mills, a property in which we have a 37.5% interest, sustained significant hail damage.  During the second quarter of 2017, the property recorded an impairment charge of approximately $32.5 million based on the net carrying value of the assets damaged, which was fully offset by anticipated insurance recoveries.  As of September 30, 2018, the property had received business interruption proceeds and also property damage proceeds of $58.3 million, which resulted in the property recording a $25.8 million gain in 2018.  Our share of the gain, $9.7 million, is reflected within the gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

On September 15, 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  As a result, we recognized a $35.6 million non‑cash gain representing the increase in value of our previously held interest in the licensing venture, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.  At September 30, 2018, our noncontrolling equity method interests in the operations venture of Aéropostale and in ABG were 44.95% and 5.78%, respectively.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

As of September 30, 2018 and December 31, 2017, we had an 11.7% noncontrolling equity interest in HBS, a joint venture we formed with Hudson’s Bay Company.  HBS has 42 properties in the U.S. and, subsequent to formation, acquired 41 properties from Kaufhof.  As of September 30, 2018, we had contributed $68.3 million for improvements to certain properties.  In addition, we contributed $178.5 million in connection with the HBS acquisition of the Kaufhof department stores.  On September 11, 2018, Hudson’s Bay Company announced that HBS intends to sell its interest in the Kaufhof department stores to Hudson’s Bay Company and SIGNA Retail Holdings.  HBS will retain its ownership in the properties in the U.S. and we will continue to hold an 11.7% noncontrolling interest in the remaining HBS joint venture subsequent to the closing of the transaction, which is expected to occur in the fourth quarter of 2018.  Our share of net income, net of amortization of our excess investment, was $4.3 million and $4.8 million for the three months ended September 30, 2018 and 2017, respectively, and $11.9 million and $11.3 million for the nine months ended September 30, 2018 and 2017, respectively. Total revenues, operating income and consolidated net income were approximately $258.8 million, $162.2 million and $90.6 million, respectively, for the nine months ended September 30, 2018 and $265.8 million, $246.9 million and $176.2 million, respectively, for the nine months ended September 30, 2017.

European Investments

At September 30, 2018, we owned 63,924,148 shares, or approximately 21.2%, of Klépierre, which had a quoted market price of $35.43 per share. Our share of net income, net of amortization of our excess investment, was $22.4 million and $14.1 million for the three months ended September 30, 2018 and 2017, respectively, and $70.0 million and $37.2 million for the nine months ended September 30, 2018 and 2017, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income and consolidated net income were approximately $1.2 billion, $496.4 million and $485.8 million, respectively, for the nine months ended September 30, 2018 and $1.1 billion, $406.3 million and $298.3 million, respectively, for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018 and September 30, 2017, Klépierre completed the disposal of its interests in certain shopping centers.  In connection with these disposals, we recorded a gain of $13.4 million and $5.0 million, respectively, representing our share of the gains recognized by Klépierre, which is included in gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in nine Designer Outlet properties as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, our legal percentage ownership interests in these properties ranged from 45% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we have a direct minority ownership in three of those outlets. At September 30, 2018 and December 31, 2017, the carrying value of these equity instruments was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $221.2 million and $230.3 million as of September 30, 2018 and December 31, 2017, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $159.8 million and $149.1 million as of September 30, 2018 and December 31, 2017, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
Assets:
Investment properties, at cost	$18,632,287	$18,328,747
Less - accumulated depreciation	6,672,267	6,371,363
	11,960,020	11,957,384
Cash and cash equivalents	1,013,153	956,084
Tenant receivables and accrued revenue, net	403,315	403,125
Deferred costs and other assets	395,144	355,585
Total assets	$13,771,632	$13,672,178
Liabilities and Partners’ Deficit:
Mortgages	$15,231,476	$14,784,310
Accounts payable, accrued expenses, intangibles, and deferred revenue	903,599	1,033,674
Other liabilities	351,116	365,857
Total liabilities	16,486,191	16,183,841
Preferred units	67,450	67,450
Partners’ deficit	(2,782,009)	(2,579,113)
Total liabilities and partners’ deficit	$13,771,632	$13,672,178
Our Share of:
Partners’ deficit	$(1,204,237)	$(1,144,620)
Add: Excess Investment	1,614,277	1,733,063
Our net Investment in unconsolidated entities, at equity	$410,040	$588,443

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

COMBINED STATEMENTS OF OPERATIONS

	For The Three		For The Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUE:
Minimum rent	$483,685	$466,601	$1,443,617	$1,383,361
Overage rent	52,417	52,560	163,144	150,376
Tenant reimbursements	222,153	215,774	666,068	644,020
Other income	73,259	74,208	232,747	210,287
Total revenue	831,514	809,143	2,505,576	2,388,044
OPERATING EXPENSES:
Property operating	151,873	145,288	437,718	410,301
Depreciation and amortization	161,964	156,682	488,098	469,884
Real estate taxes	60,654	54,668	197,497	185,228
Repairs and maintenance	20,035	18,811	63,968	59,512
Advertising and promotion	20,318	19,837	65,425	63,871
Provision for credit losses	1,300	1,063	13,378	7,629
Other	43,916	45,174	143,533	133,558
Total operating expenses	460,060	441,523	1,409,617	1,329,983
Operating Income	371,454	367,620	1,095,959	1,058,061
Interest expense	(163,855)	(149,746)	(505,540)	(438,393)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	—	—	25,792	—
Net Income	$207,599	$217,874	$616,211	$619,668
Third-Party Investors’ Share of Net Income	$101,750	$110,581	$304,174	$314,531
Our Share of Net Income	105,849	107,293	312,037	305,137
Amortization of Excess Investment	(21,526)	(22,608)	(64,447)	(68,045)
Our Share of Gain on Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities, net	—	—	(9,672)	—
Income from Unconsolidated Entities	$84,323	$84,685	$237,918	$237,092

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

6. Debt

Unsecured Debt

At September 30, 2018, our unsecured debt consisted of $15.7 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Credit Facility, and $996.9 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program.

On September 30, 2018, we had an aggregate available borrowing capacity of $6.4 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the nine months ended September 30, 2018 was $423.1 million and the weighted average outstanding balance was $276.2 million. Letters of credit of $11.6 million were outstanding under the Credit Facilities as of September 30, 2018.

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

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2018, we had $996.9 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 2.16%. These borrowings have a weighted average maturity date of December 3, 2018 and reduce amounts otherwise available under the Credit Facilities.

On January 3, 2018, the Operating Partnership redeemed at par $750.0 million of senior unsecured notes with a fixed interest rate of 1.50%.

On July 10, 2018, the Operating Partnership repaid Yen-denominated borrowings of $201.3 million (U.S. dollar equivalent) on the Credit Facility.

Mortgage Debt

Total mortgage indebtedness was $7.0 billion and $6.9 billion at September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018, we repaid a mortgage loan of $86.6 million with an interest rate of 7.79%, unencumbering the property.

On July 30, 2018, Noventa di Piave Designer Outlet, in which we own a 90% interest, refinanced its €110.0 million, 1.68% variable rate mortgage maturing in 2020 with a €260.0 million, 2.00% fixed rate mortgage that matures in 2025.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

On September 25, 2018, as discussed in Note 9, we acquired the remaining 50% interest in The Outlets at Orange from our joint venture partner, resulting in the consolidation of the existing fixed rate mortgage of $215.0 million. The loan matures on April 1, 2024 and bears interest at 4.22%.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2018, we were in compliance with all covenants of our unsecured debt.

At September 30, 2018, we or our subsidiaries were the borrowers under 46 non‑recourse mortgage notes secured by mortgages on 49 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2018, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually or in the aggregate, giving effect to applicable cross‑default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable‑rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $22.8 billion and $23.4 billion as of September 30, 2018 and December 31, 2017, respectively. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
	2018	2017
Fair value of fixed rate mortgages and unsecured indebtedness	$22,554	$24,003
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	4.96%	4.25%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	4.80%	4.10%

7. Equity

During the nine months ended September 30, 2018, Simon issued 92,732 shares of common stock to two limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the nine months ended September 30, 2018, the Operating Partnership redeemed 49,219 units from four limited partners for $7.6 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On September 25, 2018, the Operating Partnership issued 475,183 units in connection with the acquisition of the remaining 50% interest in The Outlets at Orange, as discussed in Note 9.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the nine months ended September 30, 2018, Simon purchased 1,988,247 shares at an average price of $154.56 per share as part of this program.  During the nine months ended September 30, 2017, Simon purchased 2,399,051 shares at an average price of $165.14 per share as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $2.00 per share in the third quarter of 2018 and $5.90 per share for the nine months ended September 30, 2018.  The Operating Partnership paid distributions per unit for the same amounts.  We paid dividends of $1.80 and $5.30 per share for the three and nine months ended September 30, 2017, respectively.  The Operating Partnership paid distributions per unit for the same amounts.  Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2018 of $2.00 per share of common stock payable on November 30, 2018 to stockholders of record on November 16, 2018. The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of September 30, 2018 and December 31, 2017.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	September 30,	December 31,
	2018	2017
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	172,400	164,943
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$197,937	$190,480

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

	As of	As of
	September 30,	December 31,
	2018	2017
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	172,400	164,943
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$197,937	$190,480

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

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $13.0 million and $9.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Restricted Stock. The Compensation Committee awarded 43,043 shares of restricted stock to employees during the nine months ended September 30, 2018 at a weighted-average fair market value of $154.35 per share. During the nine months ended September 30, 2018, our non-employee Directors were awarded an aggregate of 12,648 shares of restricted stock at a weighted average fair market value of $158.71 per share. These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us. The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. The grant date fair value of the non-employee Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $6.0 million and $7.6 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Changes in Equity

Simon

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common stockholders and equity attributable to noncontrolling interests:

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2018	$43,077	$32	$(110,453)	$9,614,748	$(4,782,173)	$(1,079,063)	$552,596	$4,238,764
Exchange of limited partner units for common shares				1,004			(1,004)	—
Issuance of limited partner units							84,103	84,103
Treasury stock purchase						(307,296)		(307,296)
Redemption of limited partner units				(7,047)			(572)	(7,619)
LTIP units							23,654	23,654
Cumulative effect of accounting change					7,264			7,264
Purchase and disposition of noncontrolling interests, net and other	(247)			308	(18,663)	5,740	161	(12,701)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				127,707			(127,707)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,829,610)		(276,530)	(2,106,140)
Distributions to other noncontrolling interest partners							(1,020)	(1,020)
Comprehensive income, excluding $1,436 attributable to preferred interests in the Operating Partnership and a $379 loss attributable to noncontrolling redeemable interests in properties			(8,140)		1,726,428		260,204	1,978,492
September 30, 2018	$42,830	$32	$(118,593)	$9,736,720	$(4,896,754)	$(1,380,619)	$513,885	$3,897,501

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

The Operating Partnership

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2018	$43,077	$3,643,091	$548,858	$3,738	$4,238,764
Issuance of limited partner units			84,103		84,103
Limited partner units exchanged to units		1,004	(1,004)		—
Treasury unit purchase		(307,296)			(307,296)
Redemption of limited partner units		(7,047)	(572)		(7,619)
LTIP Units			23,654		23,654
Cumulative effect of accounting change		7,264			7,264
Purchase and disposition of noncontrolling interests, net and other	(247)	(12,615)		161	(12,701)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		127,707	(127,707)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(2,503)	(1,827,107)	(276,530)	(1,020)	(2,107,160)
Comprehensive income, excluding $1,436 attributable to preferred interests in the Operating Partnership and a $379 loss attributable to noncontrolling redeemable interests in properties	2,503	1,715,785	259,141	1,063	1,978,492
September 30, 2018	$42,830	$3,340,786	$509,943	$3,942	$3,897,501

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

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non‑recourse to us. As of September 30, 2018 and December 31, 2017, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $215.5 million and $211.6 million, respectively (of which we have a right of recovery from our venture partners of $10.8 million). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely heavily upon anchor tenants to attract customers; however, anchor retailers do not contribute materially to our financial results as many anchor retailers own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Hurricane Impacts

During the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant damage as a result of Hurricane Maria.  Due to the conditions on the island, we were unable to determine a reliable estimate or a range of reliable estimates of the extent of the damages at these properties at the end of the third quarter of 2017.  During the fourth quarter

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

of 2017, as additional information became available, we recorded an impairment of approximately $19.0 million related to damages at these properties, which was offset by an insurance recovery receivable.

During the nine months ended September 30, 2018, we received $50.3 million of insurance proceeds related to the two properties located in Puerto Rico, of which $33.3 million was used for property restoration and remediation and to reduce the insurance recovery receivable, and $17.0 million was recorded as business interruption proceeds and is included in other income in the accompanying consolidated statements of operations and comprehensive income.

9. Real Estate Acquisitions and Dispositions

During the first nine months of 2018, we recorded net gains of $144.9 million primarily related to disposition activity which included the foreclosure of a consolidated property in satisfaction of its $200 million non-recourse mortgage.

Unless otherwise noted, gains and losses on the above are included in gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the nine months ended September 30, 2018 and 2017.

On September 25, 2018, we acquired the remaining 50% interest in The Outlets at Orange from our joint venture partner.  The Operating Partnership issued 475,183 units, or approximately $84.1 million, as consideration for the acquisition.  The property is subject to a $215.0 million 4.22% fixed rate mortgage.  We accounted for this transaction as an asset acquisition and substantially all of our investment has been determined to relate to investment property.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2018, we owned or held an interest in 207 income‑producing properties in the United States, which consisted of 107 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in the United States, Canada, Europe and Asia. Internationally, as of September 30, 2018, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, three Premium Outlets in Canada, two Premium Outlets in Malaysia and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe, of which six properties are consolidated, and one Designer Outlet property in Canada. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, Germany, France and the United Kingdom. We also have three international outlet properties under development. As of September 30, 2018, we also owned a 21.2% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $1.16 during the first nine months of 2018 to $5.57 from $4.41 for the same period last year. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

•	improved operating performance and solid core business fundamentals in 2018 and the impact of our acquisition, development and expansion activity,
•	2018 net gains primarily related to disposition activity of $144.9 million, or $0.41 per diluted share/unit,
•	a non-cash investment gain of $35.6 million, or $0.10 per diluted share/unit, in 2018,
•	a charge on early extinguishment of debt of $128.6 million, or $0.36 per diluted share/unit, in 2017,
•	business interruption insurance proceeds from Puerto Rico hurricane damages of $17.0 million, or $0.05 per diluted share/unit, in 2018,
•	increased consolidated lease settlement activity in 2018 of $5.1 million, or $0.01 per diluted share/unit, and
•	increased income related to distributions from an international investment in 2018 of $23.3 million, or $0.07 per diluted share/unit, partially offset by
•	2017 gains of $21.5 million, or $0.06 per diluted share/unit, from the sale of marketable securities,
•	our share of an early repayment charge and write-off of deferred debt issuance costs in 2018 related to refinancing at Aventura Mall, of $12.5 million, or $0.03 per diluted share/unit, and
•	increased interest expense in 2018 of $7.2 million, or $0.02 per diluted share/unit.

Solid core business fundamentals during the first nine months of 2018 were primarily driven by strong leasing activity. Portfolio NOI grew by 4.1% for the nine month period in 2018 over the prior year period. Comparable property NOI grew 2.3% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased from $622 psf at September 30, 2017 to $650 psf, or 4.5%, at September 30, 2018, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 2.8% to $53.88 psf as of September 30, 2018, from $52.42 psf as of September 30, 2017. Leasing spreads in our U.S. Malls and Premium Outlets were favorable as we were able to lease available square feet at higher rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $7.59 psf ($62.33 openings compared to $54.74 closings) as of September 30, 2018, representing a 13.9% increase. Ending occupancy for our U.S. Malls and Premium Outlets increased 0.2% to 95.5% as of September 30, 2018, from 95.3% as of September 30, 2017.

Our effective overall borrowing rate at September 30, 2018 on our consolidated indebtedness increased nine basis points to 3.32% as compared to 3.23% at September 30, 2017. This increase was primarily due to an increase in the effective overall borrowing rate on variable rate debt of 102 basis points (3.05% at September 30, 2018 as compared to 2.03% at September 30, 2017) combined with an increase in the effective overall borrowing rate on fixed rate debt of six basis points (3.37% at September 30, 2018 as compared to 3.31% at September 30, 2017), partially offset by a decrease in the amount of our variable rate debt. The weighted average years to maturity of our consolidated indebtedness was 6.6 years and 7.0 years at September 30, 2018 and December 31, 2017, respectively. Our financing activity for the nine months ended September 30, 2018 included:

•	Repaying our Yen denominated borrowings of $201.3 million (U.S. dollar equivalent) on the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility.
•

Increasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper Program, by $18.5 million through the issuance of U.S. dollar denominated notes.

•	Redeeming at par $750.0 million of senior unsecured notes with a fixed interest rate of 1.50% on January 3, 2018.
•	Unencumbering a property by repaying an $86.6 million mortgage loan with an interest rate of 7.79%.
•

Refinancing the $1.2 billion mortgage and $200.8 million construction loan at Aventura Mall, in which we have a 33.3% interest, with a $1.75 billion mortgage at a fixed interest rate of 4.12% that matures on July 1, 2028.

•

Refinancing the €110.0 million, 1.68% variable rate mortgage maturing in 2020 at Noventa di Piave Designer Outlet, in which we have a 90.0% interest, with a €260.0 million, 2.00% fixed rate mortgage that matures in 2025.

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

The following table sets forth these key operating statistics for:

•	properties that are consolidated in our consolidated financial statements,
•	properties we account for under the equity method of accounting as joint ventures, and
•	the foregoing two categories of properties on a total portfolio basis.

	September 30,	September 30,	%/Basis Points
	2018	2017	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.5%	95.4%	10 bps
Unconsolidated	95.5%	94.8%	70 bps
Total Portfolio	95.5%	95.3%	20 bps
Average Base Minimum Rent per Square Foot
Consolidated	$52.19	$50.82	2.7%
Unconsolidated	$58.38	$56.80	2.8%
Total Portfolio	$53.88	$52.42	2.8%
Total Sales per Square Foot
Consolidated	$633	$608	4.1%
Unconsolidated	$701	$665	5.4%
Total Portfolio	$650	$622	4.5%
The Mills:
Ending Occupancy	98.5%	98.1%	40 bps
Average Base Minimum Rent per Square Foot	$31.75	$30.71	3.4%
Total Sales per Square Foot	$609	$582	4.7%

(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the nine months ended September 30, 2018, we signed 762 new leases and 904 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 5.6 million square feet, of which 4.0 million square feet related to consolidated properties. During the comparable period in 2017, we signed 654 new leases and 974 renewal leases with a fixed minimum rent, comprising approximately 5.2 million square feet, of which 3.7 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $55.68 per square foot in 2018 and $59.90 per square foot in 2017 with an average tenant allowance on new leases of $51.51 per square foot and $51.60 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	September 30,	September 30,	%/Basis Points
	2018	2017	Change
Ending Occupancy	99.6%	99.9%	-30 bps
Total Sales per Square Foot	¥106,308	¥104,243	1.98%
Average Base Minimum Rent per Square Foot	¥5,127	¥5,056	1.40%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

•	On September 27, 2018, we opened Denver Premium Outlets, a 330,000 square foot center in Thornton, (Denver) Colorado. We own a 100% interest in this center.
•	On September 25, 2018, we acquired the remaining 50% interest in the previously unconsolidated The Outlets at Orange from our joint venture partner.
•	During the nine months ended September 30, 2018, we disposed of one retail property.
•	On April 21, 2017, through our European investee, we acquired Rosada Designer Outlet, a 247,500 square foot center in Roosendaal, Netherlands. We have a 94% interest in this new center.
•	On April 13, 2017, through our European investee, we opened Provence Designer Outlet, a 269,000 square foot center in Miramas, France. We have a 90% interest in this new center.

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

For the purposes of the following comparison between the three and nine months ended September 30, 2018 and 2017, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

During the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant damage as a result of Hurricane Maria. For purposes of the below comparisons, these properties are also included in the property transactions due to the fact they were not open for business during the entirety of the periods being compared.

Three months ended September 30, 2018 vs. Three months ended September 30, 2017

Minimum rents increased $3.3 million during 2018, of which the comparable rents increased $10.1 million, or 1.6%, primarily attributable to an increase in base minimum rents, offset partially by a $6.8 million decrease related to the property transactions.  Overage rents increased $3.0 million, or 8.4%, as a result of an increase in tenant sales.

Total other income increased $0.4 million, primarily due to a $17.0 million increase related to business interruption insurance proceeds received in connection with two of our Puerto Rico properties as result of hurricane damages, a $3.0 million increase in income related to a distribution from an international investment and a $2.2 million increase in gift card revenues, substantially offset by a $21.5 million decrease related to the sale of marketable securities during 2017.

Real estate tax expense increased $7.4 million as a result of higher tax assessments in 2018.

Other expense decreased $30.1 million primarily related to a decrease in legal fees and expenses of $21.5 million and the write off of pre-development costs and other investments in 2017 of $11.2 million, partially offset by an unfavorable $5.5 million mark-to-market adjustment on an equity instrument.

Income and other taxes decreased $4.4 million due to a reduction in withholding and income taxes related to certain of our international investments.

Income from unconsolidated entities increased $18.3 million primarily due to the stronger operations of the retail operations venture of Aéropostale and favorable results of operations from our international joint venture investments and development activity.

Simon’s net income attributable to noncontrolling interests increased $7.1 million due to an increase in the net income of the Operating Partnership.

Nine months ended September 30, 2018 vs. Nine months ended September 30, 2017

Minimum rents increased $22.3 million during 2018, of which the comparable rents increased $37.9 million, or 1.6%, primarily attributable to an increase in base minimum rents, offset partially by an $15.6 million decrease related to the property transactions.  Overage rents increased $9.9 million, or 10.5%, as a result of an increase in tenant sales.

Total other income increased $66.7 million, primarily due to a $35.6 million increase related to a non-cash gain associated with our contribution of our interest in the Aéropostale licensing venture for additional interests in ABG, a $23.3 million increase in income related to distributions from an international investment, a $17.0 million increase related to business interruption insurance proceeds received in connection with two of our Puerto Rico properties as result of hurricane damages, a $5.1 million increase in lease settlement income and a $7.2 million increase in Simon Brand Venture and net other revenues, partially offset by a $21.5 million decrease related to the sale of marketable securities during 2017.

Real estate tax expense increased $12.9 million as a result of higher tax assessments in 2018.

Home and regional office costs decreased $4.8 million as a result of lower personnel and executive compensation expense.

General and administrative expense decreased $4.4 million due to lower executive compensation.

Other expense decreased $33.4 million primarily related to a decrease in legal fees and expenses of $22.8 million and the write off of pre-development costs and other investments in 2017 of $11.3 million.

During 2017, we recorded a loss on extinguishment of debt of $128.6 million as a result of an early redemption of a series of senior unsecured notes.

Income and other taxes increased $9.5 million due to a lower tax benefit from improved performance and a lower tax rate on our share of results in the retail operations venture of Aéropostale as compared to 2017, and increased withholding and income taxes related to certain of our international investments.

Income from unconsolidated entities increased $48.1 million primarily due to the stronger operations of the retail operations venture of Aéropostale and favorable results of operations from our international joint venture investments and our acquisition and development activity, offset partially by our share of an early repayment charge at one of our joint venture properties.

During 2018, we recorded net gains of $9.7 million related to a property insurance recovery of previously depreciated assets and $135.2 million primarily related to our disposition activity.  During 2017, we recorded a $5.0 million gain related to Klépierre’s sale of certain assets.

Simon’s net income attributable to noncontrolling interests increased $53.7 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long‑lived income‑producing assets, our financing strategy relies primarily on long‑term fixed rate debt. Floating rate debt comprised only 3.5% of our total consolidated debt at September 30, 2018. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.2 billion in the aggregate during the nine months ended September 30, 2018. The Operating Partnership has a $4.0 billion Credit Facility, and a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $786.6 million during the first nine months of 2018 to $695.7 million as of September 30, 2018 as further discussed in “Cash Flows” below.

On September 30, 2018, we had an aggregate available borrowing capacity of approximately $6.4 billion under the Credit Facilities, net of outstanding borrowings of $125.0 million and amounts outstanding under the Commercial Paper program of $996.9 million and letters of credit of $11.6 million. For the nine months ended September 30, 2018, the maximum aggregate outstanding balance under the Credit Facilities was $423.1 million and the weighted average outstanding balance was $276.2 million. The weighted average interest rate was 1.60% for the nine months ended September 30, 2018.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2018 totaled $3.2 billion. In addition, we had net repayments from our debt financing and repayment activities of $891.3 million in 2018. These activities are further discussed below under “Financing and Debt.” During the first nine months of 2018, we also:

•	paid stockholder dividends and unitholder distributions totaling approximately $2.1 billion and preferred unit distributions totaling $3.9 million,
•

funded consolidated capital expenditures of $586.0 million (including development and other costs of $68.3 million, redevelopment and expansion costs of $314.8 million, and tenant costs and other operational capital expenditures of $202.9 million),

•	funded investments in unconsolidated entities of $51.9 million,
•	received insurance proceeds for property restoration, remediation, and business interruption from hurricane damages in Puerto Rico of $50.3 million, and
•	funded the repurchase of $307.3 million of Simon’s common stock and the redemption of $7.6 million of the Operating Partnership’s units.

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

Financing and Debt

Unsecured Debt

At September 30, 2018, our unsecured debt consisted of $15.7 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Credit Facility, and $996.9 million outstanding under the Commercial Paper program.

On September 30, 2018, we had an aggregate available borrowing capacity of $6.4 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the nine months ended September 30, 2018 was $423.1 million and the weighted average outstanding balance was $276.2 million. Letters of credit of $11.6 million were outstanding under the Credit Facilities as of September 30, 2018.

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

The Operating Partnership also has available a Commercial Paper program of $1.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2018, we had $996.9 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 2.16%. These borrowings have a weighted average maturity date of December 3, 2018 and reduce amounts otherwise available under the Credit Facilities.

On January 3, 2018, the Operating Partnership redeemed at par $750.0 million of senior unsecured notes with a fixed interest rate of 1.50%.

On July 10, 2018, the Operating Partnership repaid Yen-denominated borrowings of $201.3 million (U.S. dollar equivalent) on the Credit Facility.

Mortgage Debt

Total mortgage indebtedness was $7.0 billion and $6.9 billion at September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018, we repaid a mortgage loan of $86.6 million with an interest rate of 7.79%, unencumbering the property.

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

On July 30, 2018, Noventa di Piave Designer Outlet, in which we own a 90% interest, refinanced its €110.0 million, 1.68% variable rate mortgage maturing in 2020 with a €260.0 million, 2.00% fixed rate mortgage that matures in 2025.

On September 25, 2018, as discussed in Note 9 of the notes to our consolidated financial statements, we acquired the remaining 50% interest in The Outlets at Orange from our joint venture partner, resulting in the consolidation of the existing fixed rate mortgage of $215.0 million. The loan matures on April 1, 2024 and bears interest at 4.22%.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2018, we were in compliance with all covenants of our unsecured debt.

At September 30, 2018, we or our subsidiaries were the borrowers under 46 non‑recourse mortgage notes secured by mortgages on 49 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2018, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually or in the aggregate, giving effect to applicable cross‑default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2018 and December 31, 2017, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	September 30, 2018	Interest Rate(1)	December 31, 2017	Interest Rate(1)
Fixed Rate	$22,828,071	3.37%	$23,374,732	3.30%
Variable Rate	850,193	3.05%	1,189,311	2.19%
	$23,678,264	3.32%	$24,564,043	3.25%

(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2017 Annual Report on Form 10‑K of Simon and the Operating Partnership.

In regards to long‑term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2018, for the remainder of 2018 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2018	2019 - 2020	2021 - 2022	After 2022	Total
Long Term Debt (1) (2)	$1,093,289	$2,641,828	$6,764,208	$13,247,107	$23,746,432
Interest Payments (3)	201,648	1,536,608	1,186,368	3,190,645	6,115,269

(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	The amount due in 2018 includes $996.9 million in Global Commercial Paper – USD.
(3)	Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2018.

Off‑Balance Sheet Arrangements

Our off‑balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2018, the Operating Partnership guaranteed joint venture‑related mortgage indebtedness of $215.5 million (of which we have a right of recovery from our joint venture partners of $10.8 million as of September 30, 2018). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Hurricane Impacts

As discussed further in Note 8 of the notes to our consolidated financial statements, during the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico experienced property damage and business interruption as a result of the hurricane.

During the nine months ended September 30, 2018, we received $50.3 million of insurance proceeds related to the two properties located in Puerto Rico, of which $33.3 million was used for property restoration and remediation and to reduce the outstanding insurance receivable, and $17.0 million was recorded as business interruption proceeds.

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

Acquisitions.  On September 25, 2018, we acquired the remaining 50% interest in The Outlets at Orange from our joint venture partner.  The Operating Partnership issued 475,183 units, or approximately $84.1 million, as consideration for the acquisition.  The property is subject to a $215.0 million 4.22% fixed rate mortgage.

Dispositions.  We may continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

During the first nine months of 2018, we recorded net gains of $144.9 million primarily related to disposition activity which included the foreclosure of a consolidated property in satisfaction of its $200 million non-recourse mortgage. As discussed in Note 5, Klépierre also disposed of its interests in certain shopping centers resulting in a gain of which our share was $13.4 million.

Joint Venture Formation and Other Investment Activity

On September 11, 2018, Hudson’s Bay Company announced that HBS, a joint venture we formed with Hudson’s Bay Company, intends to sell its interest in the Kaufhof department stores to Hudson’s Bay Company and SIGNA Retail Holdings.  HBS will retain its ownership in the properties in the U.S. and we will continue to hold an 11.7% noncontrolling interest in the remaining HBS joint venture subsequent to the closing of the transaction, which is expected to occur in the fourth quarter of 2018.

On September 15, 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  As a result, we recognized a $35.6 million non‑cash gain representing the increase in value of our previously held interest in the licensing venture, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.  At September 30, 2018, our noncontrolling equity method interests in the operations venture of Aéropostale and in ABG were 44.95% and 5.78%, respectively.

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

New Domestic Developments, Redevelopments and Expansions.

On September 25, 2018, we opened Denver Premium Outlets, a 330,000 square foot center in Thornton, (Denver) Colorado. We own a 100% interest in this project. The cost of this project was $128.6 million.

On September 11, 2018, we announced a joint venture with Macerich to co-develop, co-own, and jointly lease the approximately 400,000 square foot Los Angeles Premium Outlets, followed by a proposed phase II of an additional 166,000 square feet. As of September 30, 2018, we had contributed $13.1 million to the venture. We own a 50% noncontrolling interest in this project, which is scheduled to open in the fall of 2021.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency‑denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of international development costs for 2018 will be approximately $217 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of September 30, 2018 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD)	Date
New Development Projects:
Premium Outlet Collection - Edmonton International Airport	Edmonton (Alberta), Canada	424,000	50%	CAD	108.2	$83.8	Opened May - 2018
Querétaro Premium Outlets	Querétaro, Mexico	294,000	50%	MXN	441.7	$23.6	Mar. - 2019
Málaga Designer Outlet	Málaga, Spain	191,000	46%	EUR	41.4	$48.1	Jun. - 2019
Cannock Designer Outlet	Cannock (West Midlands), U.K.	197,000	20%	GBP		$34.5	May - 2020
Expansions:
Shisui Premium Outlets Phase 3	Shisui (Chiba), Japan	68,000	40%	JPY	1,541	$13.6	Opened Sep. - 2018
Toronto Premium Outlets Phase 2	Toronto (Ontario), Canada	145,000	50%	CAD	66.4	$51.5	Nov. - 2018
Johor Premium Outlets Phase 3	Kulai, Malaysia	45,000	50%	MYR	14.4	$3.5	Dec. - 2018
Vancouver Designer Outlet Phase 2	Richmond (British Columbia), Canada	84,000	46%	CAD	26.9	$20.9	Jul - 2019
Paju Premium Outlets Phase 3	Gyeonggi Province, South Korea	116,000	50%	KRW	26,905	$24.2	Aug. - 2019
Ashford Designer Outlet Phase 2	Ashford, U.K	98,000	46%	GBP	43.0	$56.1	Oct. - 2019
Tosu Premium Outlets Phase 4	Tosu City, Japan	38,000	40%	JPY	964	$8.5	Nov. - 2019

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.00 per share in the third quarter of 2018 and $5.90 per share for the nine months ended September 30, 2018.  The Operating Partnership paid distributions per unit for the same amounts.  Simon paid dividends of $1.80 and $5.30 per share for the three and nine months ended September 30, 2017, respectively.  The Operating Partnership paid distributions per unit for the same amounts.  Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2018 of $2.00 per share of common stock payable on November 30, 2018 to stockholders of record on November 16, 2018. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the nine months ended September 30, 2018, Simon repurchased 1,988,247 shares at an average price of $154.56 per share of its common stock as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

Forward‑Looking Statements

Certain statements made in this section or elsewhere in this Quarterly Report on Form 10-Q may be deemed "forward‑looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and market conditions that may adversely affect the general retail environment; the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; decreases in market rental rates; the intensely competitive market environment in the retail industry; the inability to lease newly developed properties and renew leases and relet space at existing properties on favorable terms; risks related to international activities, including, without limitation, the impact, if any, of the United Kingdom’s exit from the European Union; changes to applicable laws or regulations or the interpretation thereof; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; general risks related to real estate investments, including the illiquidity of real estate investments; the impact of our substantial indebtedness on our future operations; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; changes in market rates of interest and foreign exchange rates for foreign currencies; changes in the value of our investments in foreign entities; our ability to hedge interest rate and currency risk; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks relating to our joint venture properties; environmental liabilities; changes in insurance costs, the availability of comprehensive insurance coverage; security breaches that could compromise our information technology or infrastructure; natural disasters; the potential for terrorist activities; and the loss of key management personnel. We discussed these and other risks and uncertainties under the heading "Risk Factors" in the combined 2017 Annual Report on Form 10-K of Simon and the Operating Partnership. We may update that discussion in subsequent other periodic reports, but, except as required by law, we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

You should understand that our computations of these non‑GAAP measures might not be comparable to similar measures reported by other REITs and that these non‑GAAP measures:

•	do not represent cash flow from operations as defined by GAAP,
•	should not be considered as alternatives to consolidated net income determined in accordance with GAAP as a measure of operating performance, and
•	are not alternatives to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Funds from Operations (A)	$1,086,292	$1,035,459	$3,173,194	$2,905,214
Change in FFO from prior period	4.9%	6.1%	9.2%	0.9%
Consolidated Net Income	$642,212	$592,635	$1,989,150	$1,585,082
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	313,245	313,194	944,615	939,468
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	131,573	134,998	403,777	401,692
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	—	(144,949)	(4,989)
Unrealized change in fair value of equity instruments	5,452	—	(1,212)	—
Net (income) loss attributable to noncontrolling interest holders in properties	(497)	550	(684)	721
Noncontrolling interests portion of depreciation and amortization	(4,380)	(4,605)	(13,564)	(12,821)
Preferred distributions and dividends	(1,313)	(1,313)	(3,939)	(3,939)
FFO of the Operating Partnership (A)	$1,086,292	$1,035,459	$3,173,194	$2,905,214
FFO allocable to limited partners	142,710	136,632	416,694	382,660
Dilutive FFO allocable to common stockholders (A)	$943,582	$898,827	$2,756,500	$2,522,554
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.80	$1.65	$5.57	$4.41
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	1.23	1.24	3.74	3.69
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	—	(0.41)	(0.01)
Unrealized change in fair value of equity instruments	0.02	—	—	—
Diluted FFO per share (A)	$3.05	$2.89	$8.90	$8.09
Basic and Diluted weighted average shares outstanding	309,294	310,853	309,740	311,740
Weighted average limited partnership units outstanding	46,779	47,263	46,822	47,290
Basic and Diluted weighted average shares and units outstanding	356,073	358,116	356,562	359,030

(A)

Includes a loss on extinguishment of debt of $128.6 million for the nine months ended September 30, 2017. Includes Diluted FFO per share/unit related to a loss on extinguishment of debt of $0.36 for the nine months ended September 30, 2017. Includes Diluted FFO allocable to common stockholders of $111.7 million for the nine months ended September 30, 2017.

The following schedule reconciles consolidated net income to NOI and sets forth the computations of portfolio NOI and comparable property NOI.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$642,212	$592,635	$1,989,150	$1,585,082
Income and other tax expense	10,118	14,511	26,475	16,981
Interest expense	199,469	199,032	611,585	604,408
Income from unconsolidated entities	(134,408)	(116,110)	(325,263)	(277,212)
Loss on extinguishment of debt	—	—	—	128,618
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	—	(144,949)	(4,989)
Operating Income	717,391	690,068	2,156,998	2,052,888
Depreciation and amortization	316,175	317,037	953,309	950,265
Home and regional office costs	32,714	31,451	106,093	110,906
General and administrative	12,172	13,014	35,713	40,089
NOI of consolidated entities	$1,078,452	$1,051,570	$3,252,113	$3,154,148
Reconciliation of NOI of unconsolidated entities:
Net Income	$207,599	$217,874	$616,211	$619,668
Interest expense	163,855	149,746	505,540	438,393
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities	—	—	(25,792)	—
Operating Income	371,454	367,620	1,095,959	1,058,061
Depreciation and amortization	161,964	156,682	488,098	469,884
NOI of unconsolidated entities	$533,418	$524,302	$1,584,057	$1,527,945
Add: Our share of NOI from Klépierre, HBS, and other corporate investments	94,781	83,657	233,799	192,604
Combined NOI	$1,706,651	$1,659,529	$5,069,969	$4,874,697
Less: Corporate and Other NOI Sources (1)	88,583	94,837	308,163	300,935
Portfolio NOI	$1,618,068	$1,564,692	$4,761,806	$4,573,762
Portfolio NOI Growth	3.4%		4.1%
Less: Our share of NOI from Klépierre, HBS, and other corporate investments	94,781	83,658	233,799	192,604
Less: International Properties (2)	124,512	110,217	370,185	307,798
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	15,732	19,882	52,448	60,364
Comparable Property NOI (4)	$1,383,043	$1,350,935	$4,105,374	$4,012,996
Comparable Property NOI Growth	2.4%		2.3%

(1)

Includes income components excluded from portfolio NOI and comparable property NOI (domestic lease termination income, interest income, land sale gains, straight line rent, above/below market lease adjustments), gains on sale of equity instruments, unrealized gains and losses on equity instruments, Simon management company revenues, and other assets.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2018, Simon issued 86,732 shares of common stock on July 12, 2018 to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. The issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

There were no purchases of equity securities made by Simon during the quarter ended September 30, 2018.

The Operating Partnership

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2018, the Operating Partnership issued 475,183 units of partnership interests as consideration to acquire the remaining 50% interest in The Outlets at Orange. The issuance of the units was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

There were no purchases of equity securities made by the Operating Partnership during the quarter ended September 30, 2018.

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

SIMON PROPERTY GROUP, INC.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President and
Chief Financial Officer
Date: November 2, 2018

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President and Chief Financial Officer of
Simon Property Group, Inc., General Partner
Date: November 2, 2018