Form 10-K
period 2018-12-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2019-02-22
CIK 1063761, 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of shares of common stock held by non‑affiliates of Simon Property Group, Inc. was approximately $52,260 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2018.

As of January 31, 2019, Simon Property Group, Inc. had 308,961,608 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Simon Property Group, L.P. had no publicly-traded voting equity as of June 30, 2018.  Simon Property Group, L.P. has no common stock outstanding.

Documents Incorporated By Reference

Portions of Simon Property Group, Inc.’s Proxy Statement in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10‑K for the annual period ended December 31, 2018 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority‑owned partnership subsidiary, for which Simon is the general partner. As of December 31, 2018, Simon owned an approximate 86.8% ownership interest in the Operating Partnership, with the remaining 13.2% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day‑to‑day management.

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

December 31, 2018

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2018, we owned or held an interest in 206 income‑producing properties in the United States, which consisted of 107 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at several properties in the United States, Canada, Europe and Asia. Internationally, as of December 31, 2018, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, three Premium Outlets in Canada, two Premium Outlets in Malaysia, and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe, of which six properties are consolidated, and one Designer Outlet property in Canada. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, Germany, France and the United Kingdom. We also have three international outlet properties under development. As of December 31, 2018, we also owned a 21.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company, which owns, or has an interest in, shopping centers located in 16 countries in Europe.

For a description of our operational strategies and developments in our business during 2018, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10‑K.

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

The Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility. The Credit Facility’s initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term. The initial maturity date of the Credit Facility is June 30, 2021 and can be extended for an additional year to June 30, 2022 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Credit Facility is LIBOR plus 77.5 basis points, with an additional facility fee of 10 basis points. The Operating Partnership also has a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. On February 15, 2018, the Operating Partnership amended and extended the Supplemental Facility. The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term. The initial maturity date of the Supplemental Facility was extended to June 30, 2022 and can be extended for an additional year to June 30, 2023 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility was reduced to LIBOR plus 77.5 basis points from LIBOR plus 80 basis points, with an additional facility fee of 10 basis points. The Credit Facilities provide for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

The Operating Partnership also has available a global unsecured commercial paper note program, or Commercial Paper program. On November 14, 2018, the Operating Partnership increased the maximum aggregate program size of its Commercial Paper program from $1.0 billion to $2.0 billion, or the non‑U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non‑U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either Credit Facility to pay amounts outstanding from time to time on the Commercial Paper program.

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

Conflict of Interest Policies

We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. Simon has adopted governance principles governing the function, conduct, selection, orientation and duties of its subsidiaries and Simon’s Board of Directors and the Company, as well as written charters for each of the standing Committees of Simon’s Board of Directors. In addition, Simon’s Board of Directors has a Code of Business Conduct and Ethics, which applies to all of its officers, directors, and employees and those of its subsidiaries. At least a majority of the members of Simon’s Board of Directors must qualify, and do qualify, as independent under the listing standards of the New York Stock Exchange, or NYSE, and cannot be affiliated with the Simon family, who are significant stockholders in Simon and/or unitholders in the Operating Partnership. In addition, the Audit and Compensation Committees of Simon’s Board of Directors are comprised entirely of independent members who meet the additional independence and financial expert requirements of the NYSE. Any transaction between us and the Simon family, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of Simon’s non-affiliated directors.

The sale by the Operating Partnership of any property that it owns may have an adverse tax impact on the Simon family or other limited partners of the Operating Partnership. In order to avoid any conflict of interest, the Simon charter requires that at least three-fourths of Simon’s independent directors must authorize and require the Operating Partnership to sell any property it owns. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by David Simon, Simon’s Chairman, Chief Executive Officer and President and Herbert Simon, Simon’s Chairman Emeritus, as well as David Simon's employment agreement, contain covenants limiting their ability to participate in certain shopping center activities.

Policies With Respect To Certain Other Activities

We intend to make investments which are consistent with Simon’s qualification as a REIT, unless Simon’s Board of Directors determines that it is no longer in Simon’s best interests to so qualify as a REIT. Simon’s Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. Simon has authority to issue shares of its capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire Simon’s shares, the Operating Partnership’s units, or any other securities. On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan, or the Repurchase Program, through March 31, 2019 and on February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new program, the Company may purchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021. Under the Repurchase Program, Simon may repurchase the shares in the open market, or in privately negotiated transactions. At December 31, 2018, we had remaining authority to repurchase $640.6 million of common stock. Simon may also issue shares of its common stock, or pay cash at its option, to holders of units in future periods upon exercise of such holders’ rights under the partnership agreement of the Operating Partnership. Our policy prohibits us from making any loans to the directors or executive officers of Simon for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans secured by real estate properties owned by others or make investments in companies that own real estate assets.

Competition

The retail real estate industry is dynamic and competitive. We compete with numerous merchandise distribution channels, including malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. We also compete with internet retailing sites and catalogs which provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers, including:

•	the quality, location and diversity of our properties;
•	our management and operational expertise;
•	our extensive experience and relationships with retailers, lenders and suppliers; and
•	our marketing initiatives and consumer focused strategic corporate alliances.

Certain Activities

During the past three years, we have:

•	issued 5,614,062 shares of Simon common stock upon the exchange of units in the Operating Partnership;
•

issued 191,740 restricted shares of Simon common stock and 586,720 long‑term incentive performance units, or LTIP units, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, as amended, or the 1998 Plan;

•	purchased 6,153,021 shares of Simon common stock in the open market for $1.02 billion pursuant to our Repurchase Program;
•	issued 475,183 units in the Operating Partnership in exchange for the remaining interest in a former joint venture property;
•	redeemed 454,704 units in the Operating Partnership at an average price of $179.25 per unit in cash;
•

amended the Supplemental Facility in April 2016 to increase our borrowing capacity, and amended and extended the Supplemental Facility in February 2018 to further increase our borrowing capacity, extend its term and reduce its base interest rate;

•	amended and extended the Credit Facility in March 2017 to extend its term and reduce its base interest rate;

•

borrowed a maximum amount of $423.1 million under the Credit Facilities; the outstanding amount of borrowings under the Credit Facility as of December 31, 2018 was $125.0 million and no borrowings were outstanding under the Supplemental Facility;

•

increased the borrowing capacity of the Commercial Paper program from $1.0 billion to $2.0 billion in November 2018; the outstanding amount of Commercial Paper notes as of December 31, 2018 was $758.7 million; and

•

provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

Employees

At December 31, 2018, we and our affiliates employed approximately 5,000 persons at various properties and offices throughout the United States, of which approximately 1,700 were part‑time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana.

Corporate Headquarters

Our corporate headquarters are located at 225 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636‑1600.

Available Information

Simon is a large accelerated filer (as defined in Rule 12b‑2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act) and is required, pursuant to Item 101 of Regulation S‑K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the Securities and Exchange Commission, or the SEC. Our Internet website address is www.simon.com. Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the “About Simon/Investor Relations” section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not, and are not intended to be, incorporated into this Annual Report on Form 10‑K.

The following corporate governance documents are also available through the “About Simon/Investor Relations/ Governance” section of our Internet website or may be obtained in print form by request of our Investor Relations Department: Governance Principles, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, and Governance and Nominating Committee Charter.

In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NYSE.

Executive Officers

The following table sets forth certain information with respect to Simon’s executive officers as of February 22, 2019.

Name	Age	Position
David Simon	57	Chairman of the Board, Chief Executive Officer and President
John Rulli	62	President of Malls and Chief Administrative Officer
Steven E. Fivel	58	General Counsel and Secretary
Brian J. McDade	39	Executive Vice President, Chief Financial Officer and Treasurer
Alexander L. W. Snyder	49	Assistant General Counsel and Assistant Secretary
Adam J. Reuille	44	Senior Vice President and Chief Accounting Officer

The executive officers of Simon serve at the pleasure of Simon’s Board of Directors, except for David Simon who is subject to an employment agreement which may call for certain payments upon termination.

Mr. Simon has served as the Chairman of Simon’s Board of Directors since 2007, Chief Executive Officer of Simon or its predecessor since 1995 and assumed the position of President in 2019. Mr. Simon has also been a director of Simon or its predecessor since its incorporation in 1993. Mr. Simon was the President of Simon’s predecessor from 1993 to 1996. From 1988 to 1990, Mr. Simon was Vice President of Wasserstein Perella & Company. From 1985 to 1988, he was an Associate at First Boston Corp. He is the son of the late Melvin Simon and the nephew of Herbert Simon.

Mr. Rulli serves as Simon’s President of Malls and Chief Administrative Officer. Mr. Rulli joined Melvin Simon & Associates, Inc., or MSA, in 1988 and held various positions with MSA and Simon thereafter. Mr. Rulli became Chief Administrative Officer in 2007 and was promoted to Senior Executive Vice President in 2011. Mr. Rulli was promoted to President of Malls in 2017.

Mr. Fivel serves as Simon’s General Counsel and Secretary. Prior to rejoining Simon in 2011 as Assistant General Counsel and Assistant Secretary, Mr. Fivel served as Executive Vice President, General Counsel and Secretary of Brightpoint, Inc. Mr. Fivel was previously employed by MSA from 1988 until 1993 and then by Simon from 1993 to 1996.  Mr. Fivel was promoted to General Counsel and Secretary in 2017.

Mr. McDade serves as Simon’s Executive Vice President, Chief Financial Officer and Treasurer. Mr. McDade joined Simon in 2007 as the Director of Capital Markets and was promoted to Senior Vice President of Capital Markets in 2013. Mr. McDade became Treasurer in 2014 and was promoted to Executive Vice President and Chief Financial Officer in 2018.

Mr. Snyder serves as Simon’s Assistant General Counsel and Assistant Secretary. Mr. Snyder joined Simon in 2016 as Senior Deputy General Counsel. Immediately prior to joining Simon, Mr. Snyder was Managing Partner of the Crimson Fulcrum Strategic Institute. Mr. Snyder previously served as Executive Vice President, General Counsel and Corporate Secretary for Beechcraft Corporation as well as Chief Counsel Mergers & Acquisitions for Koch Industries, Inc.  Mr. Snyder was promoted to Assistant General Counsel and Assistant Secretary in 2017.

Mr. Reuille serves as Simon’s Senior Vice President and Chief Accounting Officer and prior to that as Simon’s Vice President and Corporate Controller. Mr. Reuille joined Simon in 2009 and was promoted to Senior Vice President and Chief Accounting Officer in 2018.

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

Risks Relating to Retail Operations

Conditions that adversely affect the general retail environment could materially and adversely affect us.

Our concentration in the retail real estate market – our primary source of revenue is retail tenants – means that we could be materially and adversely affected by conditions that materially and adversely affect the retail environment generally, including, without limitation:

•	levels of consumer spending, changes in consumer confidence, income levels, and fluctuations in seasonal spending in the United States and internationally;
•	consumer perceptions of the safety, convenience and attractiveness of our properties;
•	the impact on our retail tenants and demand for retail space at our properties from the increasing use of the Internet by retailers and consumers;
•	the creditworthiness of our retail tenants and the availability of new creditworthy tenants and the related impact on our occupancy levels and rental revenues;
•	local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, decreases in rental rates and declines in real estate values;
•	the willingness of retailers to lease space in our properties at attractive rents, or at all;
•

changes in economic conditions, which can result from global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, war, civil unrest and terrorism, as well as from domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates and limited growth in consumer income;

•	increased operating costs and capital expenditures, whether from redevelopments, replacing tenants or otherwise; and
•	changes in applicable laws and regulations, including tax, environmental, safety and zoning.

Some of our properties depend on anchor stores or other large nationally recognized tenants to attract shoppers and we could be materially and adversely affected by the loss of one or more of these anchors or tenants.

Our properties are typically anchored by department stores and other large nationally recognized tenants. Certain of our anchors and other tenants have ceased their operations, downsized their brick-and-mortar presence or failed to comply with their contractual obligations to us and others.

For example, among department stores and other national retailers — often referred to as “big box” stores — corporate merger activity typically results in the closure of duplicate or geographically overlapping store locations. Further, sustained adverse pressure on the results of our department stores and other national retailers may have a similarly sustained adverse impact upon our own results. Certain department stores and other national retailers have experienced, and may continue to experience for the foreseeable future (given current macroeconomic uncertainty and less-than-desirable levels of consumer confidence), considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options such as those accessible via the Internet and other forms of pressure on their business models. As pressure on these department stores and other national retailers increases, their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts or avoid bankruptcy and/or liquidation may be impaired and result in closures of their stores or their seeking of a lease modification with us. Any lease modification could be unfavorable to us as the lessor and could decrease current or future effective rents or expense recovery charges. Other tenants may be entitled to modify the economic or other terms of, or terminate, their existing leases with us in the event of such closures.

If a department store or large nationally recognized tenant were to close its stores at our properties, we may experience difficulty and delay and incur significant expense in re-tenanting the space, as well as in leasing spaces in areas adjacent to the vacant store, at attractive rates, or at all. Additionally, department store or tenant closures may result in decreased customer traffic, which could lead to decreased sales at our properties. If the sales of stores operating in our properties were to decline significantly due to the closing of anchor stores or other national retailers, adverse economic conditions, or other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of any default by a tenant, we may not be able to fully recover, and/or may experience delays and costs in enforcing our rights as landlord to recover, amounts due to us under the terms of our leases with such parties.

We face potential adverse effects from tenant bankruptcies.

Bankruptcy filings by retailers can occur regularly in the course of our operations. If a tenant files for bankruptcy, the tenant may have the right to reject and terminate one or more of its leases with us, and we cannot be sure that it will affirm one or more of its leases and continue to make rental payments to us in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would generally prohibit us from evicting this tenant, and bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If a lease is rejected, the unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. In addition, we may make lease modifications either pre- or post-bankruptcy for certain tenants undergoing significant financial distress in order for them to continue as a going concern.   Furthermore, we may be required to incur significant expense in re-tenanting the space formerly leased to the bankrupt tenant. We continually seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant or a national tenant with multiple locations, may require a substantial redevelopment of their space, the success of which cannot be assured, and may make the re-tenanting of their space difficult and costly, and it also may be more difficult to lease the remainder of the space at the affected property. Future tenant bankruptcies may strain our resources and impact our ability to successfully execute our re-leasing strategy and could materially and adversely affect us.

We face a wide range of competition that could affect our ability to operate profitably.

Our properties compete with other retail properties and other forms of retailing such as e-commerce websites. Competition may come from malls, outlet centers, community/lifestyle centers, and other shopping centers, both existing as well as future development and redevelopment/expansion projects, as well as e-commerce. The presence of competitive alternatives affects our ability to lease space and puts downward pressure on the rents we can charge our tenants. New construction, redevelopments and expansions at competing sites could also negatively affect our properties.

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

Excess space at our properties could materially and adversely affect us.

Certain of our properties have had excess space available for prospective tenants, and those properties may continue to experience, and other properties may commence experiencing, such oversupply in the future.  Among other causes, (1) there has been an increased number of bankruptcies of anchor stores and other national retailers, as well as store closures, and (2) there has been lower demand from retail tenants for space, due to certain retailers increasing their use of e-commerce websites to distribute their merchandise.  As a result of the increased bargaining power of creditworthy retail tenants, there is downward pressure on our rental rates and occupancy levels, and this increased bargaining power may also result in us having to increase our spend on tenant improvements and potentially make other lease modifications, any of which, in the aggregate, could materially and adversely affect us.

We may not be able to lease newly developed properties and renew leases and relet space at existing properties.

We may not be able to lease new properties to an appropriate mix of tenants that generates optimal customer traffic. Also, when leases for our existing properties expire, the premises may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. If we elect to pursue a “mixed use” redevelopment we expose ourselves to risks associated with each non-retail use (eg. office, residential, hotel and entertainment). To the extent that our leasing goals are not achieved, we could be materially and adversely affected.

Risks Relating to Real Estate Investments and Operations

Our international activities may subject us to different or greater risk from those associated with our domestic operations.

As of December 31, 2018, we held interests in consolidated and joint venture properties that operate in Austria, Canada, France, Italy, Germany, Japan, Malaysia, Mexico, the Netherlands, South Korea, and the United Kingdom. We also have an equity stake in Klépierre, a publicly traded European real estate company, which operates in 16 countries in Europe. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in the international operation is held. We may pursue additional investment, development and redevelopment/expansion opportunities outside the United States. International investment, ownership, development and redevelopment/expansion activities carry risks that are different from those we face with our domestic properties and operations. These risks include, but are not limited to:

•	adverse effects of changes in exchange rates for foreign currencies;
•	changes in foreign political and economic environments, regionally, nationally, and locally;
•	impact from international trade disputes and the associated impact on our tenants’ supply chain and consumer spending levels;
•	challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation;
•	differing lending practices;
•	differences in cultures;
•	changes in applicable laws and regulations in the United States that affect international operations;
•	changes in applicable laws and regulations in these foreign jurisdictions;
•	difficulties in managing international operations; and
•	obstacles to the repatriation of earnings and cash.

Our international activities represented approximately 5.1% of consolidated net income and 10.0% of our net operating income, or NOI, for the year ended December 31, 2018. To the extent that we expand our international activities, the above risks could increase in significance, which in turn could have a material adverse effect on us.

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

We regularly acquire and develop new properties and redevelop and expand existing properties, and these activities are subject to various risks. We may not be successful in pursuing acquisition, development or redevelopment/expansion opportunities. In addition, newly acquired, developed or redeveloped/expanded properties may not perform as well as expected, impacting our anticipated return on investment. We are subject to other risks in connection with any acquisition, development and redevelopment/expansion activities, including the following:

•	acquisition or construction costs of a project may be higher than projected, potentially making the project unfeasible or unprofitable;
•	development, redevelopment or expansions may take considerably longer than expected, delaying the commencement and amount of income from the property;
•	we may not be able to obtain financing or to refinance loans on favorable terms, or at all;

•	we may be unable to obtain zoning, occupancy or other governmental approvals;
•	occupancy rates and rents may not meet our projections and the project may not be accretive; and
•	we may need the consent of third parties such as department stores, anchor tenants, mortgage lenders and joint venture partners, and those consents may be withheld.

If a development or redevelopment/expansion project is unsuccessful, either because it is not meeting our expectations when operational or was not completed according to the project planning, we could lose our investment in the project. Further, if we guarantee the property’s financing, our loss could exceed our investment in the project.

In the event that these risks were realized at the same time at multiple properties, we could be materially and adversely affected.

Real estate investments are relatively illiquid.

Our properties represent a substantial portion of our total consolidated assets. These investments are relatively illiquid. As a result, our ability to sell one or more of our properties or investments in real estate in response to any changes in economic, industry, or other conditions may be limited. The real estate market is affected by many factors, such as general economic conditions, availability and terms of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. If we want to sell a property, we cannot assure you that we will be able to dispose of it in the desired time period or at all or that the sales price of a property will be attractive at the relevant time or exceed the carrying value of our investment. Moreover, if a property is mortgaged, we may not be able to obtain a release of the lien on that property without the payment of the associated debt and/or a substantial prepayment penalty, which could restrict our ability to dispose of the property, even though the sale might otherwise be desirable.

Risks Relating to Debt and the Financial Markets

We have a substantial debt burden that could affect our future operations.

As of December 31, 2018, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and debt issuance costs, totaled $23.4 billion. As a result of this indebtedness, we are required to use a substantial portion of our cash flows for debt service, including selected repayment at scheduled maturities, which limits our ability to use those cash flows to fund the growth of our business. We are also subject to the risks normally associated with debt financing, including the risk that our cash flows from operations will be insufficient to meet required debt service or that we will be able to refinance such indebtedness on acceptable terms, or at all. Our debt service costs generally will not be reduced if developments at the applicable property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Our indebtedness could also have other adverse consequences on us, including reducing our access to capital or increasing our vulnerability to general adverse economic, industry and market conditions. In addition, if a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. If any of the foregoing occurs, we could be materially and adversely affected.

The agreements that govern our indebtedness contain various covenants that impose restrictions on us that might affect our ability to operate freely.

We have a variety of unsecured debt, including the Credit Facilities, senior unsecured notes and commercial paper, and secured property level debt. Certain of the agreements that govern our indebtedness contain covenants, including, among other things, limitations on our ability to incur secured and unsecured indebtedness, sell all or substantially all of our assets and engage in mergers and certain acquisitions. In addition, certain of the agreements that govern our indebtedness contain financial covenants that require us to maintain certain financial ratios, including certain coverage ratios. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous to us. In addition, our ability to comply with these provisions might be affected by events beyond our control. Failure to comply with any of our financing covenants could result in an event of default, which, if not cured or waived, could accelerate the related indebtedness as well as other of our indebtedness, which could have a material adverse effect on us.

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

The Operating Partnership’s outstanding senior unsecured notes, Credit Facilities, the Commercial Paper program, and Simon’s preferred stock are periodically rated by nationally recognized credit rating agencies. The credit ratings are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to us and our industry and the economic outlook in general. Our credit rating can affect the amount of capital we can access, as well as the terms of any financing we obtain. Since we depend primarily on debt financing to fund the growth of our business, an adverse change in our credit rating, including actual changes and changes in outlook, or even the initiation of a review of our credit rating that could result in an adverse change, could have a material adverse effect on us.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt on attractive terms, or at all; our hedging interest rate protection arrangements may not effectively limit our interest rate risk.

As of December 31, 2018, we had approximately $844 million of outstanding consolidated indebtedness that bears interest at variable rates, and we may incur more variable rate indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flows and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense.

We selectively manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap all or a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and other terms are appropriate. Our efforts to manage these exposures may not be successful.

Our use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations or that we could be required to fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations, liquidity and financial condition. Termination of these hedging agreements typically involves costs, such as transaction fees or breakage costs.

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

If Simon or any of these subsidiaries fail to comply with those provisions, Simon or any such subsidiary may be subject to monetary penalties or ultimately to possible disqualification as REITs. If such events occur, and if available relief provisions do not apply:

•	Simon or any such subsidiary will not be allowed a deduction for distributions to stockholders in computing taxable income;
•	Simon or any such subsidiary will be subject to corporate-level income tax on taxable income at the corporate rate; and
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

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the Internal Revenue Service, or the IRS, would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

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

Additionally, in general, no more than 5% of the value of Simon’s and these subsidiaries’ total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of their respective total assets can be represented by securities of one or more TRSs. If Simon or any of these subsidiaries fails to comply with these requirements at the end of any calendar quarter, Simon or any such subsidiary must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, we might be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to equity holders.

In addition to the asset tests set forth above, to qualify to be taxed as REITs, Simon and these subsidiaries must continually satisfy tests concerning, among other things, the sources of their respective income, the amounts they distribute to equity holders and the ownership of their respective shares. We might be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as REITs. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Partnership tax audit rules could have a material adverse effect on us.

The Bipartisan Budget Act of 2015 changes the rules applicable to U.S. federal income tax audits of partnerships. Under the rules, among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto could be assessed and collected, at the partnership level. Absent available elections, it is possible that a partnership in which we directly or indirectly invest, could be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though Simon and certain subsidiaries of the Operating Partnership, as REITs, may not otherwise have been required to pay additional corporate-level taxes had they owned the assets of the partnership directly. The partnership tax audit rules apply to the Operating Partnership and its subsidiaries that are classified as partnerships for U.S. federal income tax purposes.  The changes created by these rules are sweeping and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a material adverse effect on us and our investors.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the IRS and the U.S. Department of the Treasury, or the Treasury. Changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect us and our investors. New legislation (including the recently enacted Tax Cuts and Jobs Act, or the TCJA, and any technical corrections legislation), Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect the ability of Simon and certain subsidiaries of the Operating Partnership to qualify to be taxed as REITs and/or the U.S. federal income tax consequences to us and our investors of such qualification.

The TCJA has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. A change made by the TCJA that could affect us and our stockholders is that it generally limits the deduction for net business interest expense in excess of 30% of a business’s adjusted taxable income except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system for certain property).

Risks Relating to Joint Ventures

We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.

As of December 31, 2018, we owned interests in 99 income-producing properties with other parties. Of those, 18 properties are included in our consolidated financial statements. We account for the other 81 properties, or the joint venture properties, as well as our investments in Klépierre (a publicly traded, Paris-based real estate company), Aéropostale, Authentic Brands Group, LLC, or ABG, and HBS Global Properties, or HBS, using the equity method of accounting. We serve as general partner or property manager for 57 of these 81 joint venture properties; however, certain major decisions, such as approving the operating budget and selling, refinancing, and redeveloping the properties, require the consent of the other owners. Of the joint venture properties for which we do not serve as general partner or property manager, 20 are in our international joint ventures. These international properties are managed locally by joint ventures in which we share control of the properties with our partner. The other owners have participating rights that we consider substantive for purposes of determining control over the joint venture properties’ assets. The remaining joint venture properties, Klépierre, and our joint ventures with Aéropostale, ABG, and HBS, are managed by third parties.

These investments, and other future similar investments, could involve risks that would not be present were a third party not involved, including the possibility that partners or other owners might become bankrupt, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions. Partners or other owners could have economic or other business interests or goals that are inconsistent with our own business interests or goals, and could be in a position to take actions contrary to our policies or objectives.

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

Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. Nevertheless, the joint venture’s failure to satisfy its debt obligations could result in the loss of our investment therein. As of December 31, 2018, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $216.1 million (of which we have a right of recovery from our joint venture partners of $10.8 million). A default by a joint venture under its debt obligations would expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

We face risks associated with climate change.

To the extent climate change causes changes in weather patterns, our properties in certain markets could experience increases in storm intensity and rising sea levels. Over time, these conditions could result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, increasing the cost of energy at our properties or requiring us to spend funds to repair and protect our properties against such risks. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties.

Other Factors Affecting Our Business

Some of our potential losses may not be covered by insurance.

We maintain insurance coverage with third-party carriers who provide a portion of the coverage for specific layers of potential losses, including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third-party carriers is either insured through our wholly-owned captive insurance company or other financial arrangements controlled by us. A third party carrier has, in turn, agreed to provide, if required, evidence of coverage for this layer of losses under the terms and conditions of the carrier’s policy. A similar policy either written through our captive insurance company or other financial arrangements controlled by us also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

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

Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses,  hardware or software corruption or failure or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), service provider error or failure, intentional or unintentional actions by employees (including the failure to follow our security protocols), and other significant disruptions of our IT networks and related systems. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

Simon’s charter contains a general restriction on the accumulation of shares in excess of 8% of its capital stock. The charter permits the members of the Simon family and related persons to own up to 18% of Simon’s capital stock. Ownership is determined by the lower of the number of outstanding shares, voting power or value controlled. Simon’s Board of Directors may, by majority vote, permit exceptions to those levels in circumstances where Simon’s Board of Directors determines that Simon’s ability to qualify as a REIT will not be jeopardized. These restrictions on ownership may have the effect of delaying, deferring or preventing a transaction or a change in control that might otherwise be in the best interest of Simon’s stockholders or the Operating Partnership’s unitholders or preferred unitholders. Other provisions of Simon’s charter and by-laws could have the effect of delaying or preventing a change of control even if some of Simon’s stockholders or the Operating Partnership’s unitholders or preferred unitholders deem such a change to be in their best interests. These include provisions preventing holders of Simon’s common stock from acting by written consent and requiring that up to four directors in the aggregate may be elected by holders of Class B common stock. In addition, certain provisions of the Operating Partnership’s partnership agreement could have the effect of delaying or preventing a change of control. These include a provision requiring the consent of a majority in interest of units in order for Simon, as general partner of the Operating Partnership, to, among other matters, engage in a merger transaction or sell all or substantially all of its assets.

The United Kingdom’s pending departure from the European Union could have a material adverse effect on us.

Following a national referendum in June 2016, the United Kingdom formally notified the European Council on March 29, 2017 of its intention to withdraw from the European Union (“EU”) (commonly referred to as “Brexit”).  The timing of the proposed exit is currently scheduled for March 29, 2019, with a transition period running through December 2020.  A withdrawal plan was presented to the UK parliament in January 2019 and rejected, creating further uncertainty in negotiations and the process of withdrawal.  The terms governing the future relationship between the United Kingdom and the EU, as well as the legal and economic consequences of those terms, remain unclear. This continues to create political and economic uncertainty, which has affected, and may continue to affect, market and macro-economic conditions in both the United Kingdom and EU economies. In particular, there may be ongoing and increased volatility in financial and foreign exchange markets in the United Kingdom and EU, including a fall in gross domestic product and volatility in the value of Pounds Sterling. Further, financial and other markets may suffer losses as a result of any other countries determining to withdraw from the EU or from any future significant changes to the EU’s structure and/or regulations.

We currently hold, and may acquire additional, equity interests in properties located in the United Kingdom and Europe, as well as other investments that are denominated in Pounds Sterling and Euro. In addition, our Operating Partnership and its subsidiaries have issued, and may issue in the future, senior unsecured notes denominated in Euro. Any of the effects of Brexit described above, and others we cannot anticipate, could have a material adverse effect on us, including the value of our properties and investments and our potential growth in Europe, as well as on our tenants’ businesses, and could amplify the currency risks faced by us.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

United States Properties

Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, lifestyle centers and other retail properties. These properties contain an aggregate of approximately 181.1 million square feet of gross leasable area, or GLA.

Malls typically contain at least one department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 107 malls are generally enclosed centers and range in size from approximately 260,000 to 2.7 million square feet of GLA.

Premium Outlets generally contain a wide variety of designer and manufacturer stores located in open‑air centers. Our 69 Premium Outlets range in size from approximately 150,000 to 900,000 square feet of GLA. The Premium Outlets are generally located within a close proximity to major metropolitan areas and/or tourist destinations.

The 14 properties in The Mills generally range in size from 1.2 million to 2.3 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, and big box retailers and entertainment uses.

We also have interests in four lifestyle centers and 12 other retail properties. The lifestyle centers range in size from 170,000 to 930,000 square feet of GLA. The other retail properties range in size from approximately 160,000 to 850,000 square feet of GLA and are considered non‑core to our business model.

As of December 31, 2018, approximately 95.9% of the owned GLA in malls and Premium Outlets was leased and approximately 97.6% of the owned GLA for The Mills was leased.

We wholly own 135 of our properties, effectively control 12 properties in which we have a joint venture interest, and hold the remaining 59 properties through unconsolidated joint venture interests. We are the managing or co‑managing general partner or member of 202 properties in the United States. Certain of our joint venture properties are subject to various rights of first refusal, buy‑sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of Operating Partnership units, to acquire the joint venture interest from our partner.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

The following property table summarizes certain data for our malls, Premium Outlets, The Mills, lifestyle centers and other retail properties located in the United States, including Puerto Rico, as of December 31, 2018.

				Ownership
				Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
	Malls
1.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	93.7%	472,802	Belk, JCPenney, Sears, AMC Cinemas
2.	Auburn Mall	MA	Auburn	Fee	56.4	% (4)	Acquired 1999	98.4%	583,739	Macy's, Sears, Reliant Medical Group
3.	Aventura Mall (1)	FL	Miami Beach (Miami)	Fee	33.3	% (4)	Built 1983	97.3%	2,079,715	Bloomingdale's, Macy's (8), JCPenney, Nordstrom, Equinox Fitness Clubs, AMC Theatres
4.	Avenues, The	FL	Jacksonville	Fee	25.0	% (4) (2)	Built 1990	96.9%	1,111,812	Belk, Dillard's, JCPenney, Sears, Forever 21
5.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	95.3%	1,430,122	Nordstrom, Macy's, Dillard's (8), JCPenney, AMC Theatre
6.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	92.1%	1,202,116	Macy's, Dillard's (8), JCPenney, Sears
7.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	87.6%	724,373	Kohl's, ShopKo, Marcus Cinema 16
8.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	97.0%	1,319,599	Nordstrom, Macy's (8), JCPenney, (6)
9.	Briarwood Mall	MI	Ann Arbor	Fee	50.0	% (4)	Acquired 2007	98.6%	978,672	Macy's, JCPenney, Von Maur, Hilton Garden Inn (15), Towne Place Suites by Marriott (15)
10.	Brickell City Centre	FL	Miami	Fee	25.0	% (4)	Built 2016	81.7%	476,799	Saks Fifth Avenue, Cinemex, EAST Miami Hotel (15), La Centrale
11.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	98.2%	626,926	Dillard's, JCPenney, (6)
12.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2026) (7)	100.0%		Acquired 1998	97.0%	1,264,825	Macy's, Lord & Taylor, Nordstrom, Crate & Barrel, Primark, Arhaus Furniture
13.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073) (7)	56.4	% (4)	Acquired 1999	95.0%	723,605	Macy's (8), Best Buy, Marshalls, Barnes & Noble, Regal Cinema, Target (6)
14.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	96.0%	1,381,533	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, AMC Theatres
15.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2027) (7)	100.0%		Built 1974	97.8%	1,245,359	Macy's, Dillard's (8), JCPenney, Sears, Cinemark Theatres
16.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	90.6%	1,205,436

Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, PetSmart, Ross, T.J. Maxx, Hollywood Theatres, Super Target, Michael's, Total Wine & More, Tuesday Morning, Hyatt Place Coconut Point (15), TownePlace Suites by Marriott (15)

17.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	88.7%	610,256	Macy's, Target, Dick's Sporting Goods, Bed Bath & Beyond, Ulta, Fresh Thyme
18.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	97.4%	762,585	Macy's (8), JCPenney, Barnes & Noble, DSW, Home Goods, Dick's Sporting Goods (6)
19.	Copley Place	MA	Boston	Fee	94.4	% (11)	Acquired 2002	93.6%	1,259,063	Neiman Marcus, Barneys New York, Boston Marriott Copley Place (15), The Westin Copley Place (15)
20.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	99.4%	943,873	Macy's (8), JCPenney, Sears, Kohl's
21.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	98.1%	929,685	Dillard's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross, Dick's Sporting Goods
22.	Crystal Mall	CT	Waterford	Fee	78.2	% (4)	Acquired 1998	85.5%	782,995	Macy's, JCPenney, Bed Bath & Beyond, Christmas Tree Shops
23.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	99.2%	1,497,002	Saks Fifth Avenue, Nordstrom, Macy's (8), JCPenney, AC Hotel by Marriott (6)
24.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	94.4%	2,517,765	Nordstrom, Macy's (8), JCPenney, Sears, Marshalls, Barnes & Noble, JoAnn Fabrics, AMC Theatres, Dick's Sporting Goods, Dave & Buster's
25.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	91.8%	1,234,252	Neiman Marcus, Macy's, Dillard's, Dick's Sporting Goods, iPic Theaters, Arhaus Furniture, Punch Bowl Social, Westin Austin at The Domain, (16)
26.	Dover Mall	DE	Dover	Fee and Ground Lease (2041) (7)	68.1	% (4)	Acquired 2007	85.3%	927,414	Macy's, JCPenney, Boscov's, AMC Cinemas, Dick's Sporting Goods
27.	Emerald Square	MA	North Attleboro (Providence, RI)	Fee	56.4	% (4)	Acquired 1999	87.4%	1,022,295	Macy's (8), JCPenney, Sears
28.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	100.0%		Acquired 1998	94.3%	1,124,235	Macy's, JCPenney, Gordmans, Hy-Vee, Dick's Sporting Goods

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership
				Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
29.	Falls, The	FL	Miami	Fee	50.0	% (4)	Acquired 2007	98.8%	839,967	Bloomingdale's (13), Macy's, Regal Cinema, The Fresh Market
30.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	99.6%	1,037,360	Nordstrom, Macy's, The Ritz-Carlton (15)
31.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1997	97.5%	716,555	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema
32.	Fashion Valley	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	98.3%	1,727,070	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, Forever 21
33.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	97.7%	995,806	Dillard's, Macy's, Barnes & Noble, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods, Fairfield Inn by Marriott (14), (16)
34.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	99.4%	1,717,740	Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21, Zara, American Girl, Dick's Sporting Goods, Crayola Experience, The Florida Hotel and Conference Center (16)
35.	Forum Shops at Caesars Palace, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	95.8%	663,877	Caesars Palace Las Vegas Hotel and Casino (15)
36.	Galleria, The	TX	Houston	Fee	50.4	% (4)	Acquired 2002	96.8%	2,016,838	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's, The Westin Galleria (15), The Westin Oaks (15), Life Time Tennis
37.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	99.2%	1,260,340	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, Barnes & Noble, Regal Cinema
38.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1998	97.6%	1,237,411	Macy's, Dillard's, JCPenney, Sears, Belk
39.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	96.7%	1,118,942	Dillard's, Macy's, JCPenney, Bealls
40.	King of Prussia	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	97.6%	2,667,143	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's, Arhaus Furniture, Dick's Sporting Goods, Primark
41.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	98.2%	1,273,019	Macy's (8), Dillard's, JCPenney
42.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	95.2%	1,099,420	Dillard's (8), Macy's, JCPenney, AMC Theatres
43.	Lehigh Valley Mall	PA	Whitehall	Fee	50.0	% (4)	Acquired 2003	98.3%	1,166,990	Macy's, JCPenney, Boscov's, Barnes & Noble
44.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	96.6%	1,526,475	Neiman Marcus, Bloomingdale's, Macy's, JW Marriott (15)
45.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	93.7%	968,820	Macy's, Lord & Taylor, Sears, Barnes & Noble
46.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	% (4)	Acquired 1999	97.7%	1,024,159	JCPenney, Macy's, Lord & Taylor, Dick's Sporting Goods, Cinemark Theatre (6)
47.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	50.0	% (4)	Acquired 2007	95.4%	1,123,248	Macy's, JCPenney, Scene 75 (6)
48.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	98.4%	1,845,186	Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Havertys Furniture, Regal Cinema, Von Maur
49.	Mall of New Hampshire, The	NH	Manchester	Fee and Ground Lease (2019-2027) (7)	56.4	% (4)	Acquired 1999	96.7%	798,881	Macy's, JCPenney, Best Buy
50.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	93.1%	793,630	Dillard's, JCPenney, Sears, Regal Cinema
51.	Meadowood Mall	NV	Reno	Fee	50.0	% (4)	Acquired 2007	98.9%	901,357	Macy's (8), JCPenney, Dick's Sporting Goods, Crunch Fitness (6), Round 1 (6)
52.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	96.2%	1,332,132	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre
53.	Miami International Mall	FL	Miami	Fee	47.8	% (4)	Built 1982	97.5%	1,082,486	Macy's (8), JCPenney, Kohl's
54.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	98.8%	635,788	Dillard's (8) (10) (6), JCPenney, Bealls, Ross
55.	Miller Hill Mall	MN	Duluth	Fee	100.0%		Built 1973	97.4%	831,511	JCPenney, Barnes & Noble, DSW, Dick's Sporting Goods, Essentia Health (6)
56.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	79.4%		Acquired 2003	86.8%	1,100,773	Macy's, JCPenney, Sears, Dick's Sporting Goods, Wegmans
57.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	99.0%	1,667,833	Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
58.	Northgate	WA	Seattle	Fee	100.0%		Acquired 1987	95.6%	1,045,451	Nordstrom, Macy's (13), JCPenney (13), Barnes & Noble, Bed Bath & Beyond, DSW, Nordstrom Rack
59.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	% (4)	Acquired 1999	95.3%	1,385,195	JCPenney, Nordstrom, Macy's (8), Barnes & Noble, Shaw's Grocery, The Container Store, Tesla Sales and Service (6), Life Time Athletic (6)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership
				Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
60.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	91.5%	791,125	Macy's, Boscov's, JCPenney, LA Fitness (6), HomeSense (6)
61.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	98.0%	1,230,171	Macy's, JCPenney, Dave & Buster's, AMC Theatre (6), Von Maur (6)
62.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	85.5%		Acquired 2003	94.0%	1,338,569	Macy's, JCPenney, United Artists Theatre
63.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	99.1%	1,083,937	Macy's, Dillard's (8), JCPenney, AMC Theatres, Container Store
64.	Pheasant Lane Mall	NH	Nashua	-	—	% (12)	Acquired 2002	97.5%	979,427	JCPenney, Sears, Target, Macy's, Dick's Sporting Goods
65.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	99.4%	832,175	Saks Fifth Avenue, Nordstrom, AMC Theatres, Arhaus Furniture, Legoland Discovery Center, AC Hotel by Marriott, Life Time Fitness (6), Nobu Hotel and Restaurant (6), (16)
66.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	85.0%	1,158,555	JCPenney, Sears, Tiendas Capri, Econo, Best Buy, T.J. Maxx, DSW, Caribbean Cinemas
67.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2040) (7)	100.0%		Built 1972	98.6%	842,640	Dillard's, JCPenney, Cinemark Theatres, Kohl's, Dick's Sporting Goods, T.J. Maxx/HomeGoods
68.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0	% (4)	Acquired 2003	96.2%	1,081,469	Macy's, Lord & Taylor, JCPenney
69.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	95.7%	1,246,313	Macy's, Lord & Taylor, JCPenney, Sears
70.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	96.2%	2,372,053	Bloomingdale's (8), Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, AMC Entertainment, XSport Fitness, Neiman Marcus, Residence Inn by Marriott (6)
71.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	98.7%	1,236,523	JCPenney, Nordstrom, L.L. Bean, Macy's (8), Crate & Barrel
72.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	97.3%	692,087	Macy's, Forever 21
73.	Shops at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Fee	94.4%		Acquired 2002	94.1%	470,067	Bloomingdale's (8)
74.	Shops at Clearfork, The	TX	Fort Worth	Fee	45.0	% (4)	Built 2017	86.0%	548,426	Neiman Marcus, Arhaus Furniture, AMC Theatre, Pinstripes
75.	Shops at Crystals, The	NV	Las Vegas	Fee	50.0	% (4)	Acquired 2016	97.3%	260,165	Aria Resort and Casino (15)
76.	Shops at Nanuet, The	NY	Nanuet	Fee	100.0%		Redeveloped 2013	94.8%	757,928	Macy's (13), Fairway Market, Regal Cinema, 24 Hour Fitness, At Home (6)
77.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0	% (4)	Built 1979	96.7%	1,254,716	Nordstrom, Macy's (8), Forever 21
78.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	95.9%	654,488	Bloomingdale's, Barnes & Noble, Arhaus Furniture, AMC Theatre
79.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4) (2)	Acquired 1995	94.8%	1,302,412	Macy's (8), JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, L.L. Bean
80.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	56.4	% (4)	Acquired 1999	96.3%	886,596	Macy's, JCPenney, Sears, Regal Cinema
81.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	99.4%	1,128,832	Macy's (8), Barnes & Noble, AMC Cinemas, Dick's Sporting Goods, Target, DSW, Ulta
82.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	97.4%	1,587,963	Macy's, Lord & Taylor, Sears, Nordstrom, Target, Primark
83.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	89.8%	1,053,828	Macy's, AMC Theatres, Dave & Buster's, Restoration Hardware (6), Life Time Athletic (6), Life Time Work/Sport (6), Homewood Suites by Hilton, (16)
84.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040) (9)	100.0%		Acquired 2002	100.0%	1,678,376	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store, Reid's Fine Foods & Wine Bar (15), (16)
85.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	100.0%		Acquired 2007	94.2%	1,220,791	JCPenney, Macy's, Marcus Cinema, Dick's Sporting Goods, Round 1
86.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	50.0	% (4)	Acquired 2005	95.0%	609,910	Macy's, Target
87.	Square One Mall	MA	Saugus (Boston)	Fee	56.4	% (4)	Acquired 1999	97.9%	930,279	Macy's, Sears, Best Buy, T.J. Maxx N More, Dick's Sporting Goods
88.	St. Charles Towne Center	MD	Waldorf (Washington, DC)	Fee	100.0%		Built 1990	93.6%	979,937	Macy's (8), JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership
				Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Selected Larger Retailers and Uses
89.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	98.9%	1,392,198		Nordstrom, Dillard's, Arhaus Furniture, Dick's Sporting Goods, Barnes & Noble, Homewood Suites by Hilton (15),
											Target, Ashley Furniture Home Store, Ross, Staples, DSW, JoAnn Fabrics, PetsMart
90.	Stanford Shopping Center	CA	Palo Alto (San Jose)	Ground Lease (2054)	94.4	% (11)	Acquired 2003	99.3%	1,341,792		Neiman Marcus, Bloomingdale's, Nordstrom, Macy's (8), Crate and Barrel, The Container Store
91.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9	% (4)	Acquired 2007	98.1%	1,300,380		Macy's (8), Nordstrom, JCPenney, Arhaus Furniture (6)
92.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	92.9%	776,922		Dillard's (8), Macy's
93.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	96.8%	1,319,607		Nordstrom, Macy's, JCPenney, Dick's Sporting Goods
94.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	94.7%	831,563		Macy's, JCPenney, Kohl's, Dick's Sporting Goods
95.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	97.1%	1,778,818		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate & Barrel, The Container Store, Joseph's Classic Market (6)
96.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	100.0%		Acquired 1998	97.8%	1,281,739		Belk, Macy's (8), JCPenney, Sears
97.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	97.6%	1,145,360		Dillard's, Von Maur, JCPenney
98.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	91.6%	851,079		Macy's, Dillard's, JCPenney, Regal Cinema
99.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	96.4%	960,215		Macy's, Dillard's, JCPenney, DSW, Cobb 10 Luxury Theatres, Dick's Sporting Goods, Lucky's Market, PetSmart
100.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	95.9%	918,932		Macy's, JCPenney, Sears, Barnes & Noble
101.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2032) (7)	100.0%		Acquired 1998	99.3%	1,084,827		Saks Fifth Avenue, Bloomingdale’s, Lord & Taylor, Macy’s
102.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	% (4)	Acquired 1991	99.0%	1,338,790		Belk (8), Dillard’s, JCPenney, Cinebarre Theatre
103.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	93.2%	809,098		Neiman Marcus, Nordstrom, Crate and Barrel
104.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	91.9%	925,504		Macy's, Dick's Sporting Goods, LA Fitness, Michael's (6)
105.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	97.5%	1,151,615		Macy's, Dillard's, JCPenney, Malco Theatres, Courtyard by Marriott (14)
106.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0	% (4)	Acquired 2012	98.9%	2,150,333		Nordstrom, Macy's, Lord & Taylor, JCPenney, Sears, Arhaus Furniture, Level 257
107.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	97.6%	1,091,888		Macy's, Dillard's, JCPenney, Holiday Inn Express (15), Courtyard by Marriott (15)
	Total Mall GLA								120,700,674	(17)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	84.8%	429,551	Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, The North Face, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	96.5%	544,769

Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Giorgio Armani, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Staybridge Suites (14), The North Face, Tommy Hilfiger, Tory Burch

3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	96.5%	271,711	Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%		Acquired 2010	93.8%	606,452	Adidas, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn/Williams-Sonoma Outlet, Tommy Hilfiger, The North Face, Under Armour
5.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	98.5%	675,510

Adidas, Calvin Klein, Coach, Columbia Sportswear, Giorgio Armani, Kate Spade New York, Lululemon, Michael Kors, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

6.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	96.1%	289,367	Adidas, Barneys New York Warehouse, Calvin Klein, Coach, Crate & Barrel, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tory Burch, Under Armour
7.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%		Acquired 2004	94.9%	438,822	Adidas, Coach, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
8.	Charlotte Premium Outlets	NC	Charlotte	Fee	50.0	% (4)	Built 2014	98.5%	398,686	Adidas, Coach, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	94.6%	687,362

Adidas, Arc'teryx, Armani Outlet, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Under Armour, Versace

10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%		Built 2009	97.8%	398,752	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Under Armour
11.	Clarksburg Premium Outlets	MD	Clarksburg (Washington, DC)	Fee	66.0	% (4)	Built 2016	89.5%	390,126

Armani Outlet, A/X Armani Exchange, Adidas, Calvin Klein, Coach, Eredi Pisano, Ermenegildo Zegna, Express, Johnny Rockets, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Thomas Pink, Tommy Hilfiger, Tory Burch, Under Armour

12.	Clinton Crossing Premium Outlets	CT	Clinton	Fee	100.0%		Acquired 2004	97.3%	276,101	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
13.	Denver Premium Outlets	CO	Thornton (Denver)	Fee	100.0%		Built 2018	82.5%	328,090	A/X Armani Exchange, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines
14.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%		Acquired 2004	98.0%	655,325

Agent Provocateur, Alexander McQueen, Armani Outlet, Balenciaga, Bottega Veneta, Brioni, Brunello Cucinelli, Burberry, Coach, Ermenegildo Zegna, Fendi, Gucci, Jimmy Choo, Loro Piana, Marc Jacobs, Moncler, Mulberry, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Prada, Roberto Cavalli, Saint Laurent Paris, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Stuart Weitzman, Tory Burch, Valentino

15.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%		Acquired 2004	97.7%	377,979	Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
16.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%		Acquired 2010	96.0%	476,884	Adidas, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Under Armour
17.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%		Acquired 2004	95.0%	297,548	Adidas, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger, Under Armour
18.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%		Acquired 2004	88.3%	578,222	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger
19.	Gloucester Premium Outlets	NJ	Blackwood (Philadelphia)	Fee	50.0	% (4)	Built 2015	86.9%	369,686

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Columbia Sportswear, Gap Outlet, Guess, Levi's, J. Crew, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour

20.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%		Built 2012	92.9%	416,322

Banana Republic, Bloomingdale's The Outlet Store, Calvin Klein, Coach, Columbia Sportswear, Kate Spade New York, J.Crew, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Under Armour

21.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%		Acquired 2010	93.9%	530,771

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

22.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%		Acquired 2010	94.2%	300,033	Banana Republic, Chico's, Coach, Gap Outlet, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
23.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/	Fee	100.0%		Acquired 2010	87.3%	485,161

Adidas, American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Loft Outlet, New Balance, Nike, The North Face, Tommy Hilfiger, Under Armour

24.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%		Built 2008	99.6%	542,077

Ann Taylor, A/X Armani Exchange, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Furla, Gap Outlet, Giorgio Armani, Holiday Inn Express (15), Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch

25.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%		Acquired 2004	97.0%	285,696

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Loft Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

26.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%		Built 2008	96.6%	434,428

Adidas, Ann Taylor, Banana Republic, Burberry, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

27.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%		Acquired 2004	92.1%	277,672	Adidas, Banana Republic, Calvin Klein, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
28.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2049) (7)	100.0%		Acquired 2004	86.5%	259,221	Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Nike, Polo Ralph Lauren, Swarovski, Tommy Hilfiger
29.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%		Acquired 2007	97.2%	554,107

Adidas, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Giorgio Armani, Guess, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
30.	Las Vegas North Premium Outlets	NV	Las Vegas	Fee	100.0%		Built 2003	99.4%	676,324

All Saints, Armani Outlet, A/X Armani Exchange, Banana Republic, Burberry, Canali, CH Carolina Herrera, Cheesecake Factory, Coach, David Yurman, Dolce & Gabbana, Etro, Jimmy Choo, John Varvatos, Lululemon, Kate Spade New York, Marc Jacobs, Neiman Marcus Last Call, Michael Kors, Nike, Polo Ralph Lauren, Roberto Cavalli, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Shake Shack, Tory Burch

31.	Las Vegas South Premium Outlets	NV	Las Vegas	Fee	100.0%		Acquired 2004	98.7%	535,661

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

32.	Lee Premium Outlets	MA	Lee	Fee	100.0%		Acquired 2010	93.8%	224,846	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour
33.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington, DC)	Fee	100.0%		Acquired 2004	98.9%	478,225

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Brooks Brothers, Burberry, Coach, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Tory Burch, Under Armour, Vineyard Vines, Williams-Sonoma

34.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago, IL)	Fee	100.0%		Acquired 2004	86.3%	454,782	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
35.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%		Built 2012	98.9%	408,902

Ann Taylor, Banana Republic, Barbour, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines

36.	Napa Premium Outlets	CA	Napa	Fee	100.0%		Acquired 2004	94.0%	179,354	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger
37.	Norfolk Premium Outlets	VA	Norfolk	Fee	65.0	% (4)	Built 2017	87.8%	332,086

A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

38.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%		Acquired 2004	93.6%	223,560	Banana Republic, Coach, Gap Outlet, Levi's, Michael Kors, Nike, Skechers, Under Armour
39.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%		Acquired 2004	91.6%	540,721

Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Williams-Sonoma

40.	Orlando International Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2010	97.8%	773,823

Adidas, Armani Outlet, Calvin Klein, Coach, Invicta, Gant, Havaianas, H&M,  J.Crew, Karl Lagerfeld, Kate Spade New York, Michael Kors, Nike, Panera Bread, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

41.	Orlando Vineland Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2004	99.6%	656,895

Adidas, All Saints, Armani Outlet, Bally, Bottega Veneta, Brunello Cucinelli, Burberry, Calvin Klein, Carolina Herrera, Coach, Ermenegildo Zegna, Jimmy Choo, John Varvatos, Kate Spade New York, Lacoste, Lululemon, Michael Kors, Nike, Prada, Polo Ralph Lauren, Roberto Cavalli, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, TAG Heuer, The North Face, Tod's, Tommy Hilfiger, Tory Burch, Under Armour

42.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%		Acquired 2004	97.6%	201,704	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
43.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%		Built 2007	92.8%	549,153

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

44.	Phoenix Premium Outlets	AZ	Chandler (Phoenix)	Ground Lease (2077)	100.0%		Built 2013	94.2%	356,504

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Factory Store, Guess, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Under Armour

45.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%		Acquired 2010	98.0%	147,430	Calvin Klein, Coach, Guess, Levi's, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Van Heusen
46.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago, IL/Milwaukee)	Fee	100.0%		Acquired 2010	97.3%	402,613

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, J.Crew, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, The North Face, Tommy Hilfiger, Under Armour

47.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%		Acquired 2010	86.2%	350,047	Adidas, Ann Taylor, Calvin Klein, Disney Store Outlet, Gap Outlet, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger
48.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%		Acquired 2010	96.6%	289,594

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, Tommy Bahama, Under Armour

49.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%		Built 2006	90.1%	603,929

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Gap Outlet, H&M, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

50.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%		Built 2006	97.2%	488,698	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
51.	San Francisco Premium Outlets	CA	Livermore (San Francisco)	Fee and Ground Lease (2021) (9)	100.0%		Built 2012	97.5%	696,886

All Saints, A/X Armani Exchange, Bloomingdale's The Outlet Store, Bottega Veneta, Brunello Cucinelli, Burberry, CH Carolina Herrera, Coach, Ermenegildo Zegna, Etro, Furla, Gucci, H&M, Jimmy Choo, John Varvatos, Kate Spade New York, Lacoste, Longchamp, MaxMara, Michael Kors, Nike, Polo Ralph Lauren, Prada, Roger Vivier, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, The North Face, Tod's, Tory Burch, Under Armour, Versace, Zadig et Voltaire

52.	San Marcos Premium Outlets	TX	San Marcos (Austin/San Antonio)	Fee	100.0%		Acquired 2010	96.6%	730,847

Armani Outlet, Banana Republic, Burberry, CH Carolina Herrera, Diane Von Furstenberg, Etro, Gucci, J. Crew, Jimmy Choo, Johnny Rockets, Kate Spade New York, Lacoste, Lululemon, Neiman Marcus Last Call, Michael Kors, Pandora, Polo Ralph Lauren, Pottery Barn, Prada, Restoration Hardware, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, The North Face, Tommy Bahama, Tory Burch, Vineyard Vines

53.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%		Built 2005	98.7%	554,831

Adidas, Ann Taylor, Arc'teryx, Armani Outlet, Banana Republic, Burberry, Calvin Klein, Coach, Columbia Sportswear, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, St. John, The North Face, Tommy Bahama, Tommy Hilfiger, Tory Burch, Under Armour

54.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0	% (4)	Acquired 2012	91.8%	450,954

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Under Armour

55.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	96.9%	327,691	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
56.	St. Louis Premium Outlets	MO	St. Louis (Chesterfield)	Fee	60.0	% (4)	Built 2013	95.6%	351,497	Adidas, Ann Taylor, Brooks Brothers, Coach, Gap Outlet, J. Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Ugg, Under Armour
57.	Tampa Premium Outlets	FL	Lutz (Tampa)	Fee	100.0%		Built 2015	100.0%	459,485

Adidas, Armani Outlet, Banana Republic, BJ's Restaurant and Brewhouse, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J. Crew, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks 5th Avenue Off 5th, Tommy Hilfiger, Tumi, Under Armour

58.	Tanger Outlets - Columbus (1)	OH	Sunbury (Columbus)	Fee	50.0	% (4)	Built 2016	94.1%	355,255	Banana Republic, Brooks Brothers, Coach, Kate Spade New York, Nike, Polo Ralph Lauren, Under Armour
59.	Tanger Outlets - Galveston/Houston (1)	TX	Texas City	Fee	50.0	% (4)	Built 2012	95.2%	352,705	Banana Republic, Brooks Brothers, Coach, Gap Outlet, J. Crew, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger
60.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2019) (7)	100.0%		Acquired 2004	98.9%	411,747

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Johnny Rockets, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

61.	Tucson Premium Outlets	AZ	Marana (Tucson)	Fee	100.0%		Built 2015	91.3%	363,437

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Forever 21, Gap Outlet, Godiva, Guess, J. Crew, Johnny Rockets, Levi’s, Michael Kors, Nike, Polo Ralph Lauren, Saks 5th Avenue Off 5th, Skechers, Tommy Hilfiger, Under Armour

62.	Twin Cities Premium Outlets	MN	Eagan	Fee	35.0	% (4)	Built 2014	97.2%	408,930

Adidas, Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Robert Graham, Saks Fifth Avenue Off 5th, Talbots,  Under Armour

63.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	95.4%	440,263

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Skechers, The North Face, Tommy Hilfiger, Under Armour

64.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	98.7%	219,289

Adidas, All Saints, Armani Outlet, Banana Republic, Barney's New York, Calvin Klein, Coach, Furla, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Swarovski, Tommy Hilfiger, Tory Burch

65.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%		Acquired 2004	92.4%	421,200

American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Chico’s, Coach, Columbia Sportswear, Gap Outlet, H&M, J.Crew, Levi's, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour

66.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	96.2%	522,450

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, New Balance, Nike, Pandora, Polo Ralph Lauren, The North Face, Timberland, Tommy Bahama, Tommy Hilfiger, Under Armour

67.	Woodburn Premium Outlets	OR	Woodburn (Portland)	Fee	100.0%		Acquired 2013	99.2%	389,821	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, J. Crew, Levi's, Michael Kors, Nike, The North Face, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour
68.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%		Acquired 2004	96.7%	899,088

Arc'teryx, Armani Outlet, Balenciaga, Bottega Veneta, Breitling, Brioni, Brunello Cucinelli, Burberry, Canali, Celine, Chloe, Coach, Dior, Dolce & Gabbana, Dunhill, Fendi, Givenchy, Golden Goose, Gucci, Jimmy Choo, Lacoste, Le Pain Quotidien, Loewe, Longchamp, Loro Piana, Marc Jacobs, Michael Kors, Moncler, Mulberry, Nike, Oscar de la Renta, Polo Ralph Lauren, Prada, Saint Laurent, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Shake Shack, Stuart Weitzman, Theory, Tod's, Tom Ford, Tory Burch, Valentino, Versace, Yo! Sushi, Zegna

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest		Year Built
				(Expiration if	Legal	Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Selected Tenants
69.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	97.1%	660,186

Adidas, All Saints, Ann Taylor, Armani Outlet, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Burberry, Calvin Klein, Coach, David Yurman, J.Crew, Karl Lagerfeld, Kate Spade New York, Lacoste, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Puma, Restoration Hardware, Robert Graham, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines

	Total U.S. Premium Outlets GLA							30,467,844

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	The Mills
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	100.0%		Acquired 2007	94.5%	1,236,915	Marshalls, Burlington Coat Factory, Ross, Harkins Cinemas & IMAX, Sea Life Center, Conn's, Legoland, Forever 21, Rainforest Café
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3	% (4)	Acquired 2007	99.9%	1,930,820

Bass Pro Shops Outdoor World, Bed Bath & Beyond, Best Buy, Burlington Coat Factory, Dave & Buster's, Medieval Times, Modell's, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Maryland Live! Casino, Forever 21, Live! Hotel (14)

3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5	% (4)	Acquired 2007	89.0%	1,414,037	Forever 21, Jumpstreet, Off Broadway Shoe Warehouse, Saks Fifth Avenue Off 5th, Super Target, United Artists Theatre, Burlington Coat Factory, H&M, Dick's Sporting Goods
4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3	% (4)	Acquired 2007	99.5%	1,362,404	Bass Pro Shops Outdoor World, Burlington Coat Factory, Dave & Buster's, Nike Factory Store, T.J. Maxx, Off Broadway Shoes, Bed Bath & Beyond, AMC Theatres, Best Buy, Forever 21, Sea Life Center, H&M
5.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3	% (4)	Acquired 2007	99.3%	1,781,628

Burlington Coat Factory, Marshalls, Saks Fifth Avenue Off 5th, AMC Theatres, Sun & Ski Sports, Neiman Marcus Last Call, Bass Pro Shops Outdoor World, Legoland Discovery Center, Sea Life Center, Ross, H&M, Round 1 Entertainment, Fieldhouse USA, Rainforest Café

6.	Great Mall	CA	Milpitas (San Jose)	Fee and Ground Lease (2049) (7)	100.0%		Acquired 2007	99.5%	1,365,957

Neiman Marcus Last Call, Group USA, Kohl's, Dave & Buster's, Burlington Coat Factory, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Bed Bath & Beyond, Dick's Sporting Goods

7.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	83.5%	1,936,699

Bass Pro Shops Outdoor World, Bed Bath & Beyond/Buy Buy Baby, Burlington Coat Factory, Kohl's, Marshalls Home Goods, Saks Fifth Avenue Off 5th, Rink Side, Marcus Cinemas, Value City Furniture, Off Broadway Shoe Warehouse, Macy's, Floor & Decor, Dick's Sporting Goods, Tilt/Rink Side Sports & Family Entertainment Center, Rainforest Café, The Room Place

8.	Katy Mills	TX	Katy (Houston)	Fee	62.5	% (4) (2)	Acquired 2007	97.3%	1,788,216	Bass Pro Shops Outdoor World, Burlington Coat Factory, Marshalls, Neiman Marcus Last Call, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Tilt, Ross, H&M, RH Outlet, Rainforest Café
9.	Mills at Jersey Gardens, The	NJ	Elizabeth	Fee	100.0%		Acquired 2015	99.8%	1,303,423	Bed Bath & Beyond, Burlington Coat Factory, Century 21 Department Store, Cohoes, Forever 21, Last Call Neiman Marcus, Loews Theatres, Marshalls, Nike Factory Store, Saks 5th Avenue Off 5th,
10.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0	% (4)	Acquired 2007	98.8%	1,421,108

Burlington Coat Factory, Nike Factory Store, Marshalls, Saks Fifth Avenue Off 5th, Nordstrom Rack, Dave & Buster's, Group USA, Sam Ash Music, AMC Theatres, Forever 21, Uniqlo, Restoration Hardware Outlet, Skechers Superstore, Rainforest Café, Aki-Home

11.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	99.8%	1,168,641	Regal Cinema & IMAX, Dave & Buster's, Sun & Ski, Bass Pro Shops Outdoor World, Bed Bath & Beyond, Saks Fifth Avenue Off 5th, Madame Tussauds, Rainforest Café, Aquarium Restaurant
12.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	100.0%		Acquired 2007	100.0%	866,972	Dave & Buster’s, Vans Skatepark, Lucky Strike Lanes, Saks Fifth Avenue Off 5th, AMC Theatres, Neiman Marcus Last Call, Nordstrom Rack, Bloomingdale's the Outlet Store
13.	Potomac Mills	VA	Woodbridge (Washington, DC)	Fee	100.0%		Acquired 2007	99.1%	1,540,304	Marshalls, T.J. Maxx, JCPenney, Burlington Coat Factory, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, AMC Theatres, Bloomingdale's Outlet, Buy Buy Baby/and That!
14.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	99.2%	2,273,898

Bed Bath & Beyond, BrandsMart USA, Burlington Coat Factory, Marshalls, Neiman Marcus Last Call, Nordstrom Rack, Saks Fifth Avenue Off 5th, Super Target, T.J. Maxx, Regal Cinema, Bloomingdale's Outlet, Century 21 Department Store, Dick's Sporting Goods, Primark (6), AC Hotel by Marriott (6)

	Total Mills Properties GLA								21,391,022

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Selected Tenants
	Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	98.7%	230,061		Anthropologie, Apple, Pottery Barn
2.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	% (4)	Built 2008	93.4%	672,905		JCPenney, Dick's Sporting Goods, Stein Mart, Bed Bath & Beyond, DSW, Hamilton 16 IMAX, Earth Fare
3.	Pier Park	FL	Panama City Beach	Fee	65.6	% (4)	Built 2008	96.7%	932,721		Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Dave & Buster's, Skywheel
4.	University Park Village	TX	Fort Worth	Fee	100.0%		Acquired 2015	99.3%	169,842		Anthropologie, Apple, Pottery Barn
	Total Lifestyle Centers GLA								2,005,529

	Other Properties
1 - 10.	Other Properties								3,645,297
11 - 12.	TMLP						Acquired 2007		2,913,687
	Total Other GLA								6,558,984	(17)
	Total U.S. Properties GLA								181,124,053

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

(4)	Joint venture properties accounted for under the equity method.
(5)	Malls - Executed leases for all company-owned GLA in mall stores, excluding majors and anchors. Premium Outlets and The Mills - Executed leases for all company-owned GLA (or total center GLA).
(6)	Indicates box, anchor, major or project currently under development/construction or has announced plans for development.
(7)	Indicates ground lease covers less than 50% of the acreage of this property.
(8)	Tenant has multiple locations at this center.
(9)	Indicates ground lease covers outparcel only.
(10)	Tenant has an existing store at this center but will move to a new location.
(11)	We receive substantially all the economic benefit of the property due to a preference or advance.
(12)	We own a mortgage note that encumbers Pheasant Lane Mall that entitles us to 100% of the economics of this property.
(13)	Indicates anchor has announced its intent to close this location.
(14)	Indicates box, anchor, major or project currently under development/construction by a third party.
(15)	Owned by a third party.
(16)	Includes multi-family tenant on-site.
(17)	GLA includes office space. Centers with more than 75,000 square feet of office space are listed below:

Auburn Mall - 85,619 sq. ft.
Circle Centre - 130,635 sq. ft.
Copley Place - 893,670 sq. ft.
Domain, The - 156,240 sq. ft.
Fashion Centre at Pentagon City, The - 169,089 sq. ft.
Oxford Valley Mall - 137,791 sq. ft.
Shops at Clearfork, The - 142,684 sq. ft.

United States Lease Expirations

The following table summarizes lease expiration data for our U.S. malls and Premium Outlets, including Puerto Rico, as of December 31, 2018. The data presented does not consider the impact of renewal options that may be contained in leases.

U.S. MALLS AND PREMIUM OUTLETS LEASE EXPIRATIONS (1)

			Avg. Base	Percentage of Gross
	Number of		Minimum Rent	Annual Rental
Year	Leases Expiring	Square Feet	PSF at 12/31/18	Revenues (2)
Inline Stores and Freestanding
Month to Month Leases	530	1,407,824	$61.88	1.6%
2019	2,413	8,503,453	$51.65	7.7%
2020	2,368	8,085,250	$50.87	7.2%
2021	2,125	8,109,158	$49.99	7.2%
2022	2,043	8,120,171	$50.11	7.3%
2023	2,328	8,685,716	$56.79	8.7%
2024	1,673	6,678,649	$58.56	6.9%
2025	1,450	5,502,091	$65.09	6.4%
2026	1,283	4,573,797	$63.39	5.1%
2027	1,031	3,849,512	$62.90	4.3%
2028	866	3,653,830	$56.94	3.7%
2029 and Thereafter	447	2,797,024	$46.42	2.4%
Specialty Leasing Agreements w/ terms in excess of 12 months	1,536	3,964,360	$19.41	1.4%
Anchors
2019	9	1,004,555	$3.80	0.1%
2020	22	3,137,784	$4.39	0.3%
2021	12	1,422,205	$4.74	0.1%
2022	14	1,915,691	$6.37	0.2%
2023	18	2,468,058	$6.55	0.3%
2024	20	1,465,647	$9.63	0.3%
2025	15	1,404,556	$9.35	0.2%
2026	5	633,170	$4.97	0.1%
2027	6	920,224	$4.16	0.1%
2028	9	857,119	$7.43	0.1%
2029 and Thereafter	17	2,013,617	$6.17	0.2%

(1)	Does not consider the impact of renewal options that may be contained in leases.
(2)	Annual rental revenues represent domestic 2018 consolidated and joint venture combined base rental revenue.

International Properties

Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.  With the exception of our Premium Outlets in Canada, all of our international properties are managed by related parties.

European Investments

At December 31, 2018, we owned 63,924,148 shares, or approximately 21.3%, of Klépierre, which had a quoted market price of $30.86 per share. Klépierre is a publicly traded, Paris-based real estate company, which owns, or has an interest in shopping centers located in 16 countries.

As of December 31, 2018, we had a controlling interest in a European investee with interests in nine Designer Outlet properties. Eight of the outlet properties are located in Europe and one outlet property is located in Canada. Of the eight properties in Europe, two are in Italy, two are in the Netherlands, and one each is in Austria, Germany, France and the United Kingdom. As of December 31, 2018, our legal percentage ownership interests in these entities ranged from 45% to 94%.

We own a 14.6% interest in Value Retail PLC and affiliated entities, which own and operate nine luxury outlets throughout Europe. We also have a minority direct ownership in three of those outlets.

Other International Investments

We hold a 40% interest in nine operating joint venture properties in Japan, a 50% interest in four operating joint venture properties in South Korea, a 50% interest in one operating joint venture property in Mexico, a 50% interest in two operating joint venture properties in Malaysia, and a 50% interest in three operating joint venture properties in Canada. The nine Japanese Premium Outlets operate in various cities throughout Japan and comprise over 3.3 million square feet of GLA and were 99.7% leased as of December 31, 2018.

The following property tables summarize certain data for our international properties as of December 31, 2018 and do not include our equity investment in Klépierre or our investment in Value Retail PLC and affiliated entities.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Beams, Coach, Gap Outlet, Kate Spade New York, McGregor, Michael Kors, Polo Ralph Lauren, Puma, TaylorMade, Tommy Hilfiger
2.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	481,500

Adidas, Armani, Balenciaga, Bally, Beams, Bottega Veneta, Burberry, Coach, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Jill Stuart, Loro Piana, Michael Kors, Moncler, Nike, Polo Ralph Lauren, Prada/Miu Miu, Salvatore Ferragamo, Tod's, United Arrows

3.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	441,000

Adidas, Armani, Bally, Beams, Coach, Dolce & Gabbana, Gap Outlet, Gucci, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Prada/Miu Miu, Salvatore Ferragamo, Tod's, Tommy Hilfiger, United Arrows, Valentino

4.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2031)	40.0%	2000	416,500

Adidas, Armani, Bally, Beams, Coach, Dolce & Gabbana, Dunhill, Eddie Bauer, Furla, Gap Outlet, Kate Spade New York, Lanvin Collection, Michael Kors, Nike, Olive des Olive, Polo Ralph Lauren, Salvatore Ferragamo, TaylorMade, Tommy Hilfiger, United Arrows

5.	Sano Premium Outlets	Sano (Tokyo)	Fee	40.0%	2003	390,800	Adidas, Armani, Beams, Coach, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Gucci, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Prada/Miu Miu, TaylorMade
6.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas, Beams, Coach, Polo Ralph Lauren, Tasaki, United Arrows
7.	Shisui Premium Outlets (2)	Shisui (Chiba), Japan	Ground Lease (2033)	40.0%	Phase 2 - 2013	434,600	Adidas, Beams, Citizen, Coach, Dunhill, Furla, Gap, Kate Spade New York, Marmot, Michael Kors, Nike, Polo Ralph Lauren, Samsonite, Tommy Hilfiger, United Arrows
					Phase 3 - 2018
8.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2033)	40.0%	2005	367,700	Adidas, Beams, Coach, Furla, Gap Outlet, Kate Spade New York, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger, United Arrows
9.	Tosu Premium Outlets	Fukuoka (Kyushu)	Fee	40.0%	2004	290,400	Adidas, Armani, Beams, Bose, Coach, Dolce & Gabbana, Furla, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Tommy Hilfiger, United Arrows
	Subtotal Japan					3,301,700

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	MEXICO
10.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	333,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Dolce & Gabbana, Kate Spade New York, Nautica, Nike, Palacio Outlet, Salvatore Ferragamo, Zegna
	Subtotal Mexico					333,000
	SOUTH KOREA
11.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	551,600	Adidas, Armani, Burberry, Chloe, Coach, Fendi, Gucci, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Tod's, Valentino, Vivienne Westwood
12.	Paju Premium Outlets	Paju (Seoul)	Ground Lease (2040)	50.0%	2011	442,900	Armani, Bean Pole, Calvin Klein, Coach, Jill Stuart, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Tory Burch, Vivienne Westwood
13.	Busan Premium Outlets	Busan	Fee	50.0%	2013	360,200	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger
14.	Siehung Premium Outlets	Siehung	Fee	50.0%	2017	444,400	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, The North Face
	Subtotal South Korea					1,799,100
	MALAYSIA
15.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	Phase 2 - 2011	309,400	Adidas, Armani, Calvin Klein, Coach, DKNY, Furla, Gucci, Guess, Michael Kors, Nike, Polo Ralph Lauren, Puma, Salvatore Ferragamo, Timberland, Tommy Hilfiger, Tory Burch, Zegna
					Phase 3 - 2018
16.	Genting Highlands Premium Outlets	Kuala Lumpur	Fee	50.0%	2017	277,500	Adidas, Coach, Furla, Kate Spade New York, Michael Kors, Padini, Polo Ralph Lauren, Puma
	Subtotal Malaysia					586,900
	CANADA
17.	Toronto Premium Outlets (2)	Toronto (Ontario)	Fee	50.0%	Phase 3 - 2013	500,400	Adidas, Armani, Burberry, Calvin Klein, Coach, Eddie Bauer, Gap, Gucci, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue, Tommy Hilfiger, Tory Burch
					Phase 4 - 2018
18.	Premium Outlets Montreal	Montreal (Quebec)	Fee	50.0%	2014	366,500	Adidas, Calvin Klein, Coach, Gap, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Tommy Hilfiger
19.	Premium Outlet Collection Edmonton International Airport	Edmonton (Alberta)	Ground Lease (2072)	50.0%	2018	424,000
	Subtotal Canada					1,290,900
	TOTAL INTERNATIONAL PREMIUM OUTLETS					7,311,600

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	INTERNATIONAL DESIGNER OUTLETS
	AUSTRIA
1.	Parndorf Designer Outlet	Vienna	Fee	90.0%	Phase 3 — 2005	118,000	Adidas, Armani, Bally, Burberry, Calvin Klein, Coach, Dolce & Gabbana, Furla, Geox, Gucci, Michael Kors, Moncler, Polo Ralph Lauren, Porsche Design, Prada, Zegna
	Phases 3 & 4				Phase 4 — 2011
	Subtotal Austria					118,000
	ITALY
2.	La Reggia Designer Outlet	Marcianise (Naples)	Fee	90.0%	Phase 1 — 2010	288,000	Adidas, Armani, Calvin Klein, Liu Jo, Michael Kors, Nike, Pinko, Polo Ralph Lauren, Puma, Roberto Cavalli, Timberland, Tommy Hilfiger, Versace
	Phases 1 & 2				Phase 2a — 2010
					Phase 2b — 2011
3.	Noventa Di Piave Designer	Venice	Fee	90.0%	Phase 1 — 2008	324,000

Armani, Bally, Bottega Veneta, Brioni,  Burberry, Calvin Klein, Fendi, Furla, Gucci, Loro Piana, Michael Kors, Nike, Paul Smith, Pinko, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Sergio Rossi,Tommy Hilfiger, Valentino, Versace, Zegna

	Outlet Phases 1, 2, 3, & 4				Phase 2 — 2010
					Phase 3 — 2012
					Phase 4a - 2016
	Subtotal Italy					612,000
	NETHERLANDS
4.	Roermond Designer Outlet Phases 2 & 3	Roermond	Fee	90.0%	Phase 2 — 2005	173,000	Armani, Bally, Burberry, Calvin Klein, Coach, Furla, Gucci, Michael Kors, Moncler, Mulberry, Polo Ralph Lauren, Prada, Swarovski, Tod's, Tommy Hilfiger, UGG, Zegna
					Phase 3 — 2011
5.	Roermond Designer Outlet Phase 4	Roermond	Fee	46.1%	2017	125,000	Adidas, Karl Lagerfield, Liu Jo, Longchamp, Tag Heuer, Tom Tailor, Woolrich
6.	Rosada Designer Outlet	Roosendaal	Fee	94.0%	2017	247,500	Adidas, Calvin Klein, Esprit, Guess, Nike, Puma, S. Oliver
	Subtotal Netherlands					545,500
	UNITED KINGDOM
7.	Ashford Designer Outlet	Kent	Fee	45.0%	2000	183,000	Adidas, Bose, Calvin Klein, Clarks, Fossil, French Connection, Gap, Guess, Nike, Polo Ralph Lauren, Superdry, Tommy Hilfiger
	Subtotal England					183,000
	CANADA
8.	Vancouver Designer Outlets	Vancouver	Ground Lease (2072)	45.0%	2015	242,000	Armani, Calvin Klein, Coach, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger
	Subtotal Canada					242,000
	GERMANY
9.	Ochtrup Designer Outlets	Ochtrup	Fee	70.5%	2016	191,500	Adidas, Lindt, Nike, Puma, Samsonite, Schiesser, Seidensticker, Steiff, Tom Tailor, Vero Moda, Watch Station
	Subtotal Germany					191,500
	FRANCE
10.	Provence Designer Outlet	Miramas	Fee	90.0%	2017	269,000	Armani, Furla, Guess, Michael Kors, Nike, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger
	Subtotal France					269,000
	Total International Designer Outlets					2,161,000

FOOTNOTES:

(1)	All gross leasable area listed in square feet.
(2)	Property is undergoing an expansion.
(3)	Indicates tenant is under development/construction or has announced plans for development.

Land

We have direct or indirect ownership interests in approximately 370 acres of land held in the United States and Canada for future development.

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

We leverage sustainability to achieve cost efficiencies in our operations.  By implementing a range of energy management practices and continuous energy monitoring and reporting, we have reduced our energy consumption at comparable properties every year since 2003.  As a result, excluding new developments, we have reduced the electricity usage over which we have direct control by 363 million kWhs since 2003.  This represents a 37% reduction in electricity usage across a portfolio of comparable properties.

Our reduction in greenhouse gas emissions resulting from our energy management efforts in the same time period is 261,169 metric tons of CO2e. This figure includes emission streams that have been consistently tracked since 2003 including scope 1, scope 2, and for scope 3 only employee commuting and business travel. Additional emission streams, such as emissions generated from solid waste management, use of refrigerants and tenants’ plug-load consumptions, were included in Simon’s sustainability disclosure since 2013 and are reported in Simon’s annual sustainability report published in accordance with the guidelines of the Global Reporting Initiatives (GRI), the most widely used international standard for sustainability reporting.

Simon’s sustainability performance was once again recognized by international organizations. In 2018, Simon was awarded a score of A- by CDP in the climate change questionnaire, which identifies the company as a sustainability leader for driving significant reduction in emissions, implementing strategies to manage climate related risks and opportunities as well as setting company-wide sustainability goals. Simon was also awarded a Green Star ranking - the designation awarded for leadership in sustainability performance by the Global Real Estate Sustainability Benchmark (GRESB).

Mortgages and Unsecured Debt

The following table sets forth certain information regarding the mortgages encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Unsecured Debt

As of December 31, 2018

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Consolidated Indebtedness:
Secured Indebtedness:
Arizona Mills	5.76%		$152,911		$12,268		07/01/20
Battlefield Mall	3.95%		117,500		7,118		09/01/22
Birch Run Premium Outlets	4.21%		123,000		5,177	(2)	02/06/26
Calhoun Outlet Marketplace	4.17%		18,670	(19)	1,140		06/01/26
Carolina Premium Outlets	3.36%		44,169		2,675		12/01/22
Domain, The	5.44%		184,739		14,085		08/01/21
Ellenton Premium Outlets	4.30%		178,000		7,651	(2)	12/01/25
Empire Mall	4.31%		190,000		8,197	(2)	12/01/25
Florida Keys Outlet Marketplace	4.17%		17,000		709	(2)	12/01/25
Gaffney Outlet Marketplace	4.17%		30,159	(19)	1,841		06/01/26
Grand Prairie Premium Outlets	3.66%		114,013		6,596		04/01/23
Grove City Premium Outlets	4.31%		140,000		6,032	(2)	12/01/25
Gulfport Premium Outlets	4.35%		50,000		2,174	(2)	12/01/25
Gurnee Mills	3.99%		264,582		15,736		10/01/26
Hagerstown Premium Outlets	4.26%		75,951		4,550		02/06/26
Ingram Park Mall	5.38%		128,060		9,746		06/01/21
La Reggia Designer Outlet Phases 1 & 2	2.25%	(25)	148,133	(30)	7,780		02/15/22
Lee Premium Outlets	4.17%		51,701	(19)	3,157		06/01/26
Merrimack Premium Outlets	3.78%		121,753		7,247		07/01/23
Midland Park Mall	4.35%		75,464		5,078		09/06/22
Mills at Jersey Gardens, The	3.83%		350,000		13,405	(2)	11/01/20
Montgomery Mall	4.57%		100,000		4,570	(2)	05/01/24
Noventa Di Piave Designer Outlet Phases 1, 2, 3, 4	2.00%		297,566	(30)	5,942	(2)	07/25/25
Opry Mills	4.09%		375,000		15,345	(2)	07/01/26
Outlets at Orange, The	4.22%		215,000		9,067	(2)	04/01/24
Oxford Valley Mall	4.77%		61,076		4,456		12/07/20
Parndorf Designer Outlet	1.90%		105,293	(30)	2,001	(2)	05/25/22
Penn Square Mall	3.84%		310,000		11,910	(2)	01/01/26
Pismo Beach Premium Outlets	3.33%		35,360	(20)	1,953		09/06/26
Plaza Carolina	3.60%	(1)	225,000		8,106	(2)	07/27/21
Pleasant Prairie Premium Outlets	4.00%		145,000		5,793	(2)	09/01/27
Potomac Mills	3.46%		416,000		14,383	(2)	11/01/26
Provence Designer Outlet	2.50%	(33)	93,019	(30)	2,325	(2)	07/27/22	(3)
Puerto Rico Premium Outlets	3.60%	(1)	160,000		5,764	(2)	07/26/21
Queenstown Premium Outlets	3.33%		62,119	(20)	3,430		09/06/26
Roermond Designer Outlet	1.88%		263,232	(30)	4,943	(2)	12/18/21
Rosada Designer Outlets	1.85%	(24)	66,523	(30)	2,947		02/25/24	(3)
Shops at Chestnut Hill, The	4.69%		120,000		5,624	(2)	11/01/23
Shops at Riverside, The	3.37%		130,000		4,382	(2)	02/01/23
Southdale Center	3.84%		144,514		8,713		04/01/23
Southridge Mall	3.85%		116,968		7,036		06/06/23
Summit Mall	3.31%		85,000		2,817	(2)	10/01/26

Mortgage and Unsecured Debt

As of December 31, 2018

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
The Crossings Premium Outlets	3.41%		108,225		6,131		12/01/22
Town Center at Cobb	4.76%		185,305		12,530		05/01/22
University Park Village	3.85%		55,000		2,118	(2)	05/01/28
White Oaks Mall	5.25%	(28)	49,500		3,367		06/01/23	(3)
Williamsburg Premium Outlets	4.23%		185,000		7,824	(2)	02/06/26
Wolfchase Galleria	4.15%		159,157		9,620		11/01/26
Total Consolidated Secured Indebtedness			$6,844,662
Unsecured Indebtedness:
Simon Property Group, L.P.
Global Commercial Paper - USD	2.49%	(16)	$758,681		$18,891	(2)	02/20/19	(16)
Credit Facility - USD	3.28%	(15)	125,000		4,100	(2)	06/30/22	(3)
Unsecured Notes - 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes - 23A	3.16%	(18)	900,000		28,478	(14)	03/01/21
Unsecured Notes - 24B	4.13%		700,000		28,875	(14)	12/01/21
Unsecured Notes - 25B	3.38%		600,000		20,250	(14)	03/15/22
Unsecured Notes - 25C	4.75%		550,000		26,125	(14)	03/15/42
Unsecured Notes - 26B	2.75%		500,000		13,750	(14)	02/01/23
Unsecured Notes - 27A	2.20%		600,000	(34)	13,200	(14)	02/01/19
Unsecured Notes - 27B	3.75%		600,000		22,500	(14)	02/01/24
Unsecured Notes - 28A	3.38%		900,000		30,375	(14)	10/01/24
Unsecured Notes - 28B	4.25%		400,000		17,000	(14)	10/01/44
Unsecured Notes - 29A	2.50%		500,000		12,500	(14)	09/01/20
Unsecured Notes - 29B	3.50%		600,000		21,000	(14)	09/01/25
Unsecured Notes - 30A	2.50%		550,000		13,750	(14)	07/15/21
Unsecured Notes - 30B	3.30%		800,000		26,400	(14)	01/15/26
Unsecured Notes - 31A	2.35%		550,000		12,925	(14)	01/30/22
Unsecured Notes - 31B	3.25%		750,000		24,375	(14)	11/30/26
Unsecured Notes - 31C	4.25%		550,000		23,375	(14)	11/30/46
Unsecured Notes - 32A	2.63%		600,000		15,750	(14)	06/15/22
Unsecured Notes - 32B	3.38%		750,000		25,313	(14)	06/15/27
Unsecured Notes - 33A	2.75%		600,000		16,500	(14)	06/01/23
Unsecured Notes - 33B	3.38%		750,000		25,313	(14)	12/01/27
Unsecured Notes - Euro 1	2.38%		858,368	(8)	20,386	(6)	10/02/20
Unsecured Notes - Euro 2	1.38%		858,368	(13)	11,803	(6)	11/18/22
Unsecured Notes - Euro 3	1.25%		572,245	(10)	7,153	(6)	05/13/25
Total Consolidated Unsecured Indebtedness			$16,522,662
Total Consolidated Indebtedness at Face Amounts			$23,367,324
Premium on Indebtedness			11,822
Discount on Indebtedness			(44,691)
Debt Issuance Costs			(96,175)
Other Debt Obligations			67,255	(35)
Total Consolidated Indebtedness			$23,305,535
Our Share of Consolidated Indebtedness			$23,139,977

Mortgage and Unsecured Debt

As of December 31, 2018

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	1.72%		$48,495	(26)	$8,441		09/25/23
Arundel Mills	4.29%		385,000		16,509	(2)	02/06/24
Ashford Designer Outlet	2.94%	(27)	81,890	(21)	2,410	(2)	02/22/22
Auburn Mall	6.02%		37,043		3,027		09/01/20
Aventura Mall	4.12%		1,750,000		72,122	(2)	07/01/28
Avenues, The	3.60%		110,000		3,960	(2)	02/06/23
Bangkok Premium Outlets	1.90%		27,746	(11)	527	(2)	03/05/19
Briarwood Mall	3.29%		165,000		5,432	(2)	09/01/26
Busan Premium Outlets	3.40%		101,897	(17)	3,460	(2)	06/20/22
Cape Cod Mall	5.75%		88,612		7,003		03/06/21
Charlotte Premium Outlets	4.27%		100,000		4,270	(2)	07/01/28
Circle Centre	5.25%	(1)	65,000		6,189		12/06/24
Clarksburg Premium Outlets	3.95%		160,000		6,320	(2)	01/01/28
Coconut Point	3.95%		189,468		10,823		10/01/26
Colorado Mills - 1	4.28%		133,607		5,718		11/01/24
Colorado Mills - 2	5.04%		26,086		1,811		07/01/21
Concord Mills	3.84%		235,000		9,015	(2)	11/01/22
Crystal Mall	4.46%		87,782		5,749		06/06/22
Dadeland Mall	4.50%		410,211		27,361		12/05/21
Del Amo Fashion Center	3.66%		585,000		21,396	(2)	06/01/27
Domain Westin	4.12%		66,036		4,069		09/01/25
Dover Mall	5.57%		83,664		6,455		08/06/21
Emerald Square Mall	4.71%		102,672		7,165		08/11/22
Falls, The	3.45%		150,000		5,175	(2)	09/01/26
Fashion Centre Pentagon Office	5.11%		40,000		2,043	(2)	07/01/21
Fashion Centre Pentagon Retail	4.87%		410,000		19,957	(2)	07/01/21
Fashion Valley	4.30%		431,673		28,208		01/04/21
Florida Mall, The	5.25%		321,848		24,849		09/05/20
Galleria, The	3.55%		1,200,000		42,598	(2)	03/01/25
Genting Highland Premium Outlets	5.27%	(7)	31,776	(9)	1,675	(2)	02/14/24
Gloucester Premium Outlets	4.00%	(1)	86,000		3,442	(2)	03/01/23	(3)
Grapevine Mills	3.83%		268,000		10,272	(2)	10/01/24
Hamilton Town Center	4.81%		79,218		5,293		04/01/22
Johor Premium Outlets	5.02%	(7)	2,007	(9)	6,725		11/01/19
Katy Mills	3.49%		140,000		4,886	(2)	12/06/22
Kobe-Sanda Premium Outlets	0.44%	(12)	30,215	(26)	1,729		01/31/23
Lehigh Valley Mall	4.06%		196,328		12,325		11/01/27
Liberty Tree Mall	3.41%		30,984		1,866		05/06/23
Malaga Designer Outlet	2.75%	(22)	10,529		290	(2)	02/09/23
Mall at Rockingham Park, The	4.04%		262,000		10,585	(2)	06/01/26
Mall at Tuttle Crossing, The	3.56%		118,871		6,789		05/01/23
Mall of New Hampshire, The	4.11%		150,000		6,162	(2)	07/01/25

Mortgage and Unsecured Debt

As of December 31, 2018

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Meadowood Mall	5.82%		112,370		8,818		11/06/21
Miami International Mall	4.42%		160,000		7,072	(2)	02/06/24
Northshore Mall	3.30%		243,154		14,453		07/05/23
Ochtrup Designer Outlet	2.49%	(27)	45,539	(30)	2,787		06/30/21
Ontario Mills	4.25%		304,854		20,661		03/05/22
Paju Premium Outlets	3.56%		57,908	(17)	18,203		07/13/23
Phipps Plaza Hotel	4.50%	(1)	21,262		1,221		12/17/19
Phipps Plaza Residential	4.25%	(1)	38,274		1,628	(2)	10/16/19
Premium Outlet Collection Edmonton IA	3.60%	(4)	96,094	(5)	3,457	(2)	11/10/21	(3)
Premium Outlets Montréal	3.10%		88,033	(5)	2,729	(2)	06/01/24
Quaker Bridge Mall	4.50%		180,000		8,100	(2)	05/01/26
Querétaro Premium Outlets	11.29%	(23)	18,932	(32)	2,137	(2)	12/20/33
Rinku Premium Outlets	0.33%	(12)	9,090	(26)	30	(2)	07/31/22
Roermond 4 Designer Outlet	1.30%	(36)	192,274	(30)	2,500	(2)	08/17/25
Roosevelt Field Hotel	5.60%	(1)	1,206		68	(2)	01/12/23
Sano Premium Outlets	0.31%		41,358	(26)	1,637	(2)	02/28/25
Shisui Premium Outlets Phase 1	0.31%	(12)	25,451	(26)	5,048	(2)	05/31/23
Shisui Premium Outlets Phase 2	0.38%		45,448	(26)	173	(2)	05/29/22
Shisui Premium Outlets Phase 3	0.31%	(12)	23,633	(26)	73	(2)	11/30/23
Shops at Clearfork, The	4.25%	(1)	176,358		7,500	(2)	03/18/21	(3)
Shops at Crystals, The	3.74%		550,000		20,592	(2)	07/01/26
Shops at Mission Viejo, The	3.61%		295,000		10,650	(2)	02/01/23
Siheung Premium Outlets	3.28%		134,667	(17)	4,417	(2)	03/15/23
Silver Sands Premium Outlets	3.93%		100,000		3,930	(2)	06/01/22
Smith Haven Mall	3.70%	(1)	180,000		6,665	(2)	05/29/20
Solomon Pond Mall	4.01%		97,350		6,309		11/01/22
Southdale Hotel	4.50%		16,696		752	(2)	06/01/22
Southdale Residential	4.46%		39,541		2,530		10/15/35
Springfield Mall	4.45%		61,625		3,928		10/06/25
Square One Mall	5.47%		89,563		6,793		01/06/22
St. Johns Town Center	3.82%		350,000		13,367	(2)	09/11/24
St. Louis Premium Outlets	4.06%		95,000		3,858	(2)	10/06/24
Stoneridge Shopping Center	3.50%		330,000		11,550	(2)	09/05/26
Tanger Outlets Columbus	4.15%	(1)	85,000		3,530	(2)	11/28/21	(3)
Tanger Outlets - Galveston/Houston	4.15%	(1)	80,000		3,322	(2)	07/01/22
Toki Premium Outlets - Fixed	0.38%		27,269	(26)	102	(2)	11/29/19
Toki Premium Outlets - Variable	0.92%	(12)	5,656	(26)	52	(2)	05/31/20
Toronto Premium Outlets	3.13%		124,714	(5)	3,899	(2)	06/01/22
Toronto Premium Outlets II	3.50%	(4)	82,898	(5)	2,899	(2)	05/25/22	(3)
Tosu Premium Outlets	0.38%	(12)	10,453	(26)	2,081	(2)	07/31/21
Twin Cities Premium Outlets	4.32%		115,000		4,968	(2)	11/06/24
Vancouver Designer Outlet	3.85%	(4)	83,607	(5)	3,216	(2)	06/19/21	(3)
West Town Mall	4.37%		210,000		9,177	(2)	07/01/22
Westchester, The	6.00%		324,860		26,980		05/05/20

Mortgage and Unsecured Debt

As of December 31, 2018

(Dollars in thousands)

	Interest	Face		Annual Debt	Maturity
Property Name	Rate	Amount		Service (1)	Date
Woodfield Mall	4.50%	412,795		24,162	03/05/24
Yeoju Premium Outlets	3.45%	74,519		2,570 (2)	09/28/21
Total Joint Venture Secured Indebtedness at Face Value		$14,857,111
TMLP Indebtedness at Face Value		420,486	(29)
Total Joint Venture and TMLP Indebtedness at Face Value		$15,277,597
Premium on Indebtedness		2,225
Debt Issuance Costs		(44,407)
Total Joint Venture Indebtedness		$15,235,415
Our Share of Joint Venture Indebtedness		$7,160,392	(31)

(1)	Variable rate loans based on one-month (1M) LIBOR plus interest rate spreads ranging from 77.5 bps to 310 bps. 1M LIBOR as of December 31, 2018 was 2.50%.Requires monthly payment of interest only.
(2)	Requires monthly payment of interest only.
(3)	Includes applicable extension available at the Applicable Borrower's option.
(4)	Variable rate loans based on 1M CDOR plus interest rate spreads ranging from 120 bps to 155 bps. 1M CDOR at December 31, 2018 was 2.30%.
(5)	Amount shown in USD equivalent. CAD equivalent is 648.0 million.
(6)	Requires annual payment of interest only.
(7)	Variable rate loans based on Cost of Fund plus interest rate spreads ranging from 150 bps of 175 bps. Cost of Fund as of December 31, 2018 was 3.43%.
(8)	Amount shown in USD equivalent. Euro equivalent is 750.0 million.
(9)	Amount shown in USD equivalent. Ringgit equivalent is 139.7 million.
(10)	Amount shown in USD equivalent. Euro equivalent is 500.0 million.
(11)	Amount shown in USD equivalent. Baht equivalent is 899.0 million.
(12)	Variable rate loans based on six-month (6M) TIBOR plus interest rate spreads ranging from 17.5 bps to 35 bps. As of December 31, 2018, 6M TIBOR was 0.13%.
(13)	Amount shown in USD equivalent. Euro equivalent is 750.0 million.
(14)	Requires semi-annual payments of interest only.
(15)

$4.0 Billion Credit Facility.  As of December 31, 2018, the Credit Facility - USD Currency bears interest at 1M LIBOR + 77.5 bps, the Credit Facility - Yen Currency bears interest  at 1M Yen LIBOR + 77.5 bps and the Credit Facility - Euro Currency bears interest at 1M EURO LIBOR + 77.5 bps.  The Credit Facilities provide for different pricing based upon our investment grade rating.  No borrowings under the $3.5 Billion Supplemental Facility were outstanding at December 31, 2018.  As of December 31, 2018, $6.6 billion was available after outstanding borrowings and letters of credit under our Credit Facilities.

(16)	Reflects the weighted average maturity date and weighted average interest rate of all outstanding tranches of commercial paper at December 31, 2018.
(17)	Amount shown in USD equivalent. Won equivalent is 411.0 billion.
(18)

Through a cross currency swap agreement, $150.0 million was swapped to Euro equivalent 121.6 million at 1.37%. Through an additional cross currency swap agreement, $200.7 million was swapped to Yen equivalent 22.3 billion at 1.19%, resulting in an interest rate essentially fixed at the all-in rate presented.

(19)	Loans secured by these three properties are cross-collateralized and cross-defaulted.

Mortgage and Unsecured Debt

As of December 31, 2018

(Dollars in thousands)

(20)	Loans secured by these two properties are cross-collateralized and cross-defaulted.
(21)	Amount shown in USD equivalent. GBP equivalent is 64.3 million.
(22)	Variable rate loan based on three-month (3M) EURIBOR, which is subject to a floor of 0.00%, plus an interest rate spread of 275 bps.
(23)

On January 9, 2019, 198.6 million Pesos of the current outstanding balance was swapped from a variable interest rate of 28 day TIIE plus 2.70% to a fixed interest rate of 8.79% resulting in an all-in interest rate of 9.60%.

(24)	Variable rate loan based on 1M EURIBOR plus an interest rate spread of 185 bps. Through an interest rate floor agreement, 1M EURIBOR is currently fixed at 0.00%.
(25)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 225 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%.
(26)	Amount shown in USD equivalent. Yen equivalent is 29.4 billion
(27)	Associated with this loan is an interest rate swap agreement that effectively fixes the interest rate on this loan at the all-in rate presented.
(28)	Variable rate loan based on 1M LIBOR plus an interest rate spread of 275 bps. In addition, 1M LIBOR is capped at 5.00%.
(29)	Consists of two properties with interest rates ranging from 5.65% to 7.32% and maturities between 2019 and 2021.
(30)	Amount shown in USD equivalent. Euro equivalent is 1.1 billion.
(31)

Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties, including properties owned by TMLP.  To the extent total indebtedness is secured by a property, it is non-recourse to us, with the exception of approximately $216.1 million of payment guarantees provided by the Operating Partnership (of which $10.8 million is recoverable from our venture partner under the partnership agreement).

(32)	Amount shown in USD equivalent. Peso equivalent is 372.1 million.
(33)

Variable rate loan based on 3M EURIBOR plus an interest rate spread of 250 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%. In addition, 3M EURIBOR is capped at 1.00%.

(34)	Notes repaid at maturity on February 1, 2019.
(35)	City of Sunrise Bond Liability (Sawgrass Mills)
(36)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 130 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%. Also, 3M EURIBOR is capped at 1.30%.

Mortgage and Unsecured Debt

As of December 31, 2018

(Dollars in thousands)

The changes in consolidated mortgages and unsecured indebtedness for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Balance, Beginning of Year	$24,632,463	$22,977,104	$22,416,682
Additions during period:
New Loan Originations	7,980,569	11,764,046	14,862,637
Loans assumed in acquisitions and consolidation	215,000	42,266	448,559
Net (Discount)/Premium	301	(11,636)	(9,822)
Net Debt Issuance Costs	(6,885)	(34,606)	(34,048)
Deductions during period:
Loan Retirements	(9,340,861)	(10,466,033)	(14,549,425)
Amortization of Net Discounts/(Premiums)	1,618	1,357	(14,583)
Debt Issuance Cost Amortization	21,445	21,709	21,702
Scheduled Principal Amortization	(54,624)	(46,232)	(62,222)
Foreign Currency Translation	(143,490)	384,488	(102,376)
Balance, Close of Year	$23,305,535	$24,632,463	$22,977,104

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

Holders

The number of holders of record of common stock outstanding was 1,066 as of February 14, 2019. The Class B common stock is subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

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

Common stock cash dividends during 2018 aggregated $7.90 per share. Common stock cash dividends during 2017 aggregated $7.15 per share. In the first quarter of 2019, Simon’s Board of Directors declared a quarterly cash dividend of $2.05 per share of common stock payable on February 28, 2019 to stockholders of record on February 14, 2019.

We offer a dividend reinvestment plan that allows Simon’s stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

Unregistered Sales of Equity Securities

None.

Issuances Under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this Annual Report on Form 10‑K.

Issuer Purchases of Equity Securities

			Total number	Approximate
			of shares	value of shares
			purchased as	that may yet
	Total number	Average	part of publicly	be purchased
	of shares	price paid	announced	under
Period	purchased	per share	programs	programs (1)
October 1, 2018 - October 31, 2018	—	$—	—	$—
November 1, 2018 - November 30, 2018	—	$—	—	$—
December 1, 2018 - December 31, 2018	286,947	$163.14	286,947	$640,616,226
	286,947	$163.14	286,947

(1)

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion Repurchase Program through March 31, 2019 and on February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new program, the Company may purchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021. Under the Repurchase Program, Simon may repurchase the shares in the open market or in privately negotiated transactions.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Market Information

There is no established trading market for units or preferred units.

Holders

The number of holders of record of units was 246 as of February 14, 2019.

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

Distributions during 2018 aggregated $7.90 per unit.  Distributions during 2017 aggregated $7.15 per unit.  In the first quarter of 2019, Simon’s Board of Directors declared a quarterly cash dividend of $2.05 per share.  The distribution rate on the Operating Partnership’s units is equal to the dividend rate on Simon’s common stock.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the year ended December 31, 2018 the Operating Partnership redeemed 454,704 units from eight limited partners for $81.5 million in cash.

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

	As of or for the Year Ended December 31
	2018	2017 (1)	2016 (2)	2015 (3)	2014 (4)
	(in thousands, except per share data)
OPERATING DATA:
Total consolidated revenue	$5,657,919	$5,538,640	$5,435,229	$5,266,103	$4,870,818
Consolidated income from continuing operations	2,822,343	2,244,903	2,134,706	2,139,375	1,622,165
Consolidated net income	2,822,343	2,244,903	2,134,706	2,139,375	1,651,526
Net income attributable to common stockholders - SPG Inc.	2,436,721	1,944,625	1,835,559	1,824,383	1,405,251
Net income attributable to unitholders - SPG L.P.	2,805,764	2,239,638	2,122,236	2,131,139	1,643,783
BASIC AND DILUTED EARNINGS PER SHARE/UNIT:
Simon Property Group, Inc.
Income from continuing operations	$7.87	$6.24	$5.87	$5.88	$4.44
Discontinued operations	—	—	—	—	0.08
Net income attributable to common stockholders	$7.87	$6.24	$5.87	$5.88	$4.52
Basic weighted average shares outstanding	309,627	311,517	312,691	310,103	310,731
Diluted weighted average shares outstanding	309,627	311,517	312,691	310,103	310,731
Dividends per share (5)	$7.90	$7.15	$6.50	$6.05	$5.15
Simon Property Group, L.P.
Income from continuing operations	$7.87	$6.24	$5.87	$5.88	$4.44
Discontinued operations	—	—	—	—	0.08
Net income attributable to unitholders	$7.87	$6.24	$5.87	$5.88	$4.52
Basic weighted average units outstanding	356,520	358,777	361,527	362,244	363,476
Diluted weighted average units outstanding	356,520	358,777	361,527	362,244	363,476
Distributions per unit (5)	$7.90	$7.15	$6.50	$6.05	$5.15
BALANCE SHEET DATA:
Cash and cash equivalents	$514,335	$1,482,309	$560,059	$701,134	$612,282
Total assets	30,686,223	32,257,638	31,103,578	30,565,182	29,447,591
Mortgages and other indebtedness	23,305,535	24,632,463	22,977,104	22,416,682	20,768,254
Total equity	3,796,956	4,238,764	4,959,912	5,216,369	5,951,505
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$3,750,796	$3,593,788	$3,372,694	$3,024,685	$2,730,420
Investing activities	(236,506)	(761,467)	(969,026)	(1,462,720)	(897,266)
Financing activities	(4,482,264)	(1,910,071)	(2,544,743)	(1,473,113)	(2,937,735)
Simon Property Group, Inc.
Funds from Operations (FFO) (6)	$4,324,601	$4,020,505	$3,792,951	$3,571,237	$3,235,298
Dilutive FFO allocable to common stockholders	$3,755,784	$3,490,910	$3,280,590	$3,057,193	$2,765,819
Diluted FFO per share	$12.13	$11.21	$10.49	$9.86	$8.90
Simon Property Group, L.P.
Funds from Operations (FFO) (6)	$4,324,601	$4,020,505	$3,792,951	$3,571,237	$3,235,298

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

(4)

During the year ended December 31, 2014, we recorded a $127.6 million loss on extinguishment of debt associated with five unsecured note tender offers and one early unsecured note redemption, reducing diluted earnings per share/unit and diluted FFO per share/unit by $0.35. We also recorded transaction expenses related to the spin‑off of Washington Prime Group Inc., or Washington Prime, of $38.2 million or $0.10 per share/unit. 2014 FFO includes results for five months of Washington Prime of $146.2 million or $0.40 per share.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2018, we owned or held an interest in 206 income‑producing properties in the United States, which consisted of 107 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at several properties in the United States, Canada, Europe and Asia. Internationally, as of December 31, 2018, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, three Premium Outlets in Canada, two Premium Outlets in Malaysia and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe and one Designer Outlet property in Canada. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, Germany, France and the United Kingdom. We also have three international outlet properties under development. As of December 31, 2018, we also owned a 21.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company, which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $1.63 during 2018 to $7.87 as compared to $6.24 in 2017. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

•	improved operating performance and solid core business fundamentals in 2018 and the impact of our acquisition, development and expansion activity,
•	2018 net gains primarily related to disposition activity of $288.8 million, or $0.81 per diluted share/unit,
•	a non-cash investment gain of $35.6 million, or $0.10 per diluted share/unit, in 2018,
•	business interruption insurance proceeds from Puerto Rico of $17.9 million in 2018, or $0.05 per diluted share/unit,
•	increased income related to distributions from an international investment in 2018 of $21.9 million, or $0.06 per diluted share/unit, and
•	a charge on early extinguishment of debt of $128.6 million, or $0.36 per diluted share/unit, in 2017, partially offset by
•	2017 gains of $21.5 million, or $0.06 per diluted share/unit, from the sales of marketable securities,
•	an unfavorable $15.2 million, or $0.04 per diluted share/unit, non-cash mark-to-market adjustment on an equity investment, and
•	our share of an early repayment charge and write-off of deferred debt issuance costs in 2018 related to refinancing at Aventura Mall, of $12.5 million, or $0.03 per diluted share/unit.

Solid core business fundamentals during 2018 were primarily driven by strong leasing activity. Portfolio NOI grew by 3.7% in 2018 as compared to 2017. Comparable property NOI grew 2.3% for our portfolio of U.S. Malls, Premium

Outlets, and The Mills. Total sales per square foot, or psf, increased to $661 psf at December 31, 2018 from $628 psf at December 31, 2017 for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 2.0% to $54.18 psf as of December 31, 2018, from $53.11 psf as of December 31, 2017. Leasing spreads in our U.S. Malls and Premium Outlets were positive as we were able to lease available square feet at higher rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $7.75 psf ($62.04 openings compared to $54.29 closings) as of December 31, 2018, representing a 14.3% increase. Ending occupancy for our U.S. Malls and Premium Outlets increased 0.3% to 95.9% as of December 31, 2018, from 95.6% as of December 31, 2017.

Our effective overall borrowing rate at December 31, 2018 on our consolidated indebtedness increased 10 basis points to 3.35% as compared to 3.25% at December 31, 2017. This increase was primarily due to an increase in the effective overall borrowing rate on variable rate debt of 98 basis points (3.17% at December 31, 2018 as compared to 2.19% at December 31, 2017) combined with an increase in the effective overall borrowing rate on fixed rate debt of seven basis points (3.37% at December 31, 2018 as compared to 3.30% at December 31, 2017), partially offset by a decrease in the amount of both fixed and variable rate debt.  The weighted average years to maturity of our consolidated indebtedness was 6.4 years and 7.0 years at December 31, 2018 and 2017, respectively.

Our financing activity for the year ended December 31, 2018 and material subsequent events included:

•	Repaying our Yen-denominated borrowings of $201.3 million (U.S. dollar equivalent) on the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility.
•	Decreasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $219.8 million.
•	Redeeming at par $750.0 million of senior unsecured notes with a fixed interest rate of 1.50% on January 3, 2018.
•	Unencumbering a property by repaying an $86.6 million mortgage loan with an interest rate of 7.79%.
•

Refinancing the $1.2 billion mortgage loan and $200.8 million construction loan at Aventura Mall, in which we have a 33.3% noncontrolling interest, with a $1.75 billion mortgage loan at a fixed interest rate of 4.12% that matures on July 1, 2028.

•

Refinancing the €110.0 million, 1.68% variable rate mortgage loan maturing in 2020 at Noventa di Piave Designer Outlet, in which we have a 90.0% interest, with a €260.0 million, 2.00% fixed rate mortgage loan that matures in 2025.

•	Repaying at maturity $600.0 million of senior unsecured notes with a fixed interest rate of 2.20% on February 1, 2019.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

•	properties that are consolidated in our consolidated financial statements,
•	properties we account for under the equity method of accounting as joint ventures, and
•	the foregoing two categories of properties on a total portfolio basis.

		%/Basis Point			%/Basis Point
	2018	Change (1)		2017	Change (1)		2016
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.9%	10	bps	95.8%	-130	bps	97.1%
Unconsolidated	95.8%	70	bps	95.1%	-70	bps	95.8%
Total Portfolio	95.9%	30	bps	95.6%	-120	bps	96.8%
Average Base Minimum Rent per Square Foot
Consolidated	$52.51	2.3%		$51.34	2.8%		$49.94
Unconsolidated	$58.59	1.2%		$57.88	3.0%		$56.19
Total Portfolio	$54.18	2.0%		$53.11	2.9%		$51.59
Total Sales per Square Foot
Consolidated	$641	4.6%		$613	2.2%		$600
Unconsolidated	$719	7.2%		$671	1.7%		$660
Total Portfolio	$661	5.3%		$628	2.3%		$614
The Mills:
Ending Occupancy	97.6%	-80	bps	98.4%	0	bps	98.4%
Average Base Minimum Rent per Square Foot	$32.63	5.3%		$30.98	6.6%		$29.07
Total Sales per Square Foot	$614	4.6%		$587	3.8%		$565

(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During 2018, we signed 900 new leases and 1,183 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 7.1 million square feet, of which 5.3 million square feet related to consolidated properties. During 2017, we signed 849 new leases and 1,302 renewal leases with a fixed minimum rent, comprising approximately 6.7 million square feet, of which 5.0 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $57.29 per square foot in 2018 and $58.60 per square foot in 2017 with an average tenant allowance on new leases of $54.21 per square foot and $50.53 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	December 31,	%/basis point	December 31,	%/basis point	December 31,
	2018	Change	2017	Change	2016
Ending Occupancy	99.7%	-20 bps	99.9%	40 bps	99.5%
Total Sales per Square Foot	¥107,265	2.02%	¥105,138	5.17%	¥99,971
Average Base Minimum Rent per Square Foot	¥5,156	1.86%	¥5,062	0.48%	¥5,038

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

•

We make estimates as part of our valuation of the purchase price of asset acquisitions (including the components of excess investment in joint ventures) to the various components of the acquisition based upon the relative fair value of each component. The most significant components of our valuations are typically the determination of relative fair value to the buildings as‑if‑vacant, land and market value of in‑place leases. In the case of the fair value of buildings and fair value of land and other intangibles, our estimates of the values of these components will affect the amount of depreciation or amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in‑place leases, we make our best estimates of the tenants’ ability to pay rents based upon the tenants’ operating performance at the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in‑place leases.

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

Results of Operations

In addition to the activity discussed above in the “Results Overview” section, the following acquisitions, dispositions, and openings of consolidated properties affected our consolidated results in the comparative periods:

•	On September 27, 2018, we opened Denver Premium Outlets, a 330,000 square foot center in Thornton (Denver), Colorado. We own a 100% interest in this center.
•	On September 25, 2018, we acquired the remaining 50% interest in the previously unconsolidated The Outlets at Orange in Los Angeles, California from our joint venture partner.
•	During 2018, we disposed of two retail properties.
•	On April 21, 2017, through our European investee, we acquired Rosada Designer Outlet, a 247,500 square foot center in Roosendaal, Netherlands. We have a 94% interest in this center.
•	On April 13, 2017, through our European investee, we opened Provence Designer Outlet, a 269,000 square foot center in Miramas, France. We have a 90% interest in this new center.
•	During 2016, we disposed of three retail properties.
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

In addition to the activities discussed above and in “Results Overview”, the following acquisitions, dispositions, and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

•

During the fourth quarter of 2018, our interest in the 41 German department store properties owned through our investment in HBS Global Properties, or HBS, was sold, as further discussed in Note 7 of the notes to the consolidated financial statements.

•	During 2018, we contributed our interest in the licensing venture of Aéropostale for additional interests in Authentic Brands Group LLC, or ABG. Our noncontrolling interest in ABG is 5.4%.
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

•	On October 27, 2016, we and our partner opened Clarksburg Premium Outlets, a 392,000 square foot outlet center in Clarksburg, Maryland. We have a 66% noncontrolling interest in this new center.
•	On September 15, 2016, we were part of a consortium that completed the acquisition of Aéropostale out of bankruptcy. Our noncontrolling interest in the retail operations venture is 49.05%.
•	On June 24, 2016, we and our partner opened a 355,000 square foot outlet center in Columbus, Ohio. We have a 50% noncontrolling interest in this new center.
•	On April 14, 2016, we acquired a 50% noncontrolling interest in The Shops at Crystals, a 262,000 square foot mall in Las Vegas, Nevada.
•	On February 1, 2016, through our European investee, we and our partner acquired a 75% noncontrolling interest in an outlet center in Ochtrup, Germany.

For the purposes of the following comparisons between the years ended December 31, 2018 and 2017 and the years ended December 31, 2017 and 2016, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned and operated in both years in the year to year comparisons.

During the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant damage as a result of Hurricane Maria.  For purposes of the below comparisons, these properties are also included in the property transactions due to the fact they were not open for business during the entirety of the periods being compared.

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Minimum rents increased $48.5 million during 2018, of which the comparable rents increased $54.7 million, or 1.6%, primarily attributable to an increase in base minimum rents, offset partially by a $6.2 million decrease related to the property transactions.  Overage rents increased $14.7 million, or 10.0%, as a result of an increase in tenant sales.

Total other income increased $73.6 million, primarily due to a $35.6 million increase related to a non-cash gain associated with our contribution of our interest in the Aéropostale licensing venture for additional interests in ABG, a $21.9 million increase in income related to distributions from an international investment, a $17.9 million increase related to business interruption insurance proceeds received in connection with two of our Puerto Rico properties as a  result of hurricane damages, a $13.2 million increase in Simon Brand Venture and gift card revenues and a $6.5 million increase in net other revenues, partially offset by a $21.5 million decrease related to the sale of marketable securities during 2017.

Real estate tax expense increased $17.7 million as a result of higher tax assessments in 2018.

General and administrative expense decreased $5.4 million due to lower executive compensation.

Other expense decreased $22.2 million primarily related to a decrease in legal fees and expenses of $25.1 million and the write off of pre-development costs and other investments in 2017 of $11.3 million, partially offset by an unfavorable $15.2 million non-cash mark-to-market adjustment on an investment in equity securities.

During 2017, we recorded a loss on extinguishment of debt of $128.6 million as a result of an early redemption of a series of senior unsecured notes.

Income and other taxes increased $13.6 million as a result of higher tax expense due to higher net income from improved performance on our share of results in the retail operations venture of Aéropostale as compared to 2017, and increased withholding and income taxes related to certain of our international investments.

Income from unconsolidated entities increased $75.0 million primarily due to the stronger operations of the retail operations venture of Aéropostale and favorable results of operations from our international joint venture investments and our acquisition and development activity, offset partially by our share of an early repayment charge at one of our joint venture properties.

During 2018, we recorded net gains of $12.5 million related to property insurance recoveries of previously depreciated assets and $276.3 million primarily related to our disposition of two retail properties, as well as the disposal of our interest in the German department stores owned through our investment in HBS, as further discussed in Note 7 of the notes to the consolidated financial statements.  During 2017, we recorded a $5.0 million gain related to Klépierre’s sale of certain assets, partially offset by the disposition of our interest in one unconsolidated retail property that resulted in a loss of $1.3 million.

Simon’s net income attributable to noncontrolling interests increased $85.3 million due to an increase in the net income of the Operating Partnership.

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

Management fees and other revenues decreased $22.6 million related to final fees from Washington Prime Group, Inc. in 2016 and lower development fees as compared to 2016.

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

Interest expense decreased $48.2 million primarily due to the net impact of our financing activities during 2017 and 2016 and the reduction in our effective overall borrowing rate.

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

Liquidity and Capital Resources

Because we own long‑lived income‑producing assets, our financing strategy relies primarily on long‑term fixed rate debt. Floating rate debt comprised only 3.5% of our total consolidated debt at December 31, 2018. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $4.2 billion in the aggregate during 2018. The Operating Partnership has a $4.0 billion Credit Facility, and a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $968.0 million during 2018 to $514.3 million as of December 31, 2018 as further discussed in “Cash Flows” below.

On December 31, 2018, we had an aggregate available borrowing capacity of approximately $6.6 billion under the Credit Facilities, net of outstanding borrowings of $125.0 million, amounts outstanding under the Commercial Paper program of $758.7 million and letters of credit of $11.3 million. For the year ended December 31, 2018, the maximum aggregate outstanding balance under the Credit Facilities was $423.1 million and the weighted average outstanding balance was $238.1 million. The weighted average interest rate was 1.80% for the year ended December 31, 2018.

Simon has historically had access to public equity markets and the Operating Partnership has historically had access to private and public, short and long-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

Our business model and Simon’s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facilities and the Commercial Paper program to address our debt maturities and capital needs through 2019.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $4.2 billion during 2018. In addition, we had net repayments from our debt financing and repayment activities of $1.1 billion in 2018. These activities are further discussed below under “Financing and Debt.” During 2018, we also:

•	paid stockholder dividends and unitholder distributions totaling approximately $2.8 billion and preferred unit distributions totaling $5.3 million,
•

funded consolidated capital expenditures of $781.9 million (including development and other costs of $86.8 million, redevelopment and expansion costs of $418.9 million, and tenant costs and other operational capital expenditures of $276.2 million),

•	funded investments in unconsolidated entities of $63.4 million,
•	received insurance proceeds from third-party carriers for property restoration, remediation, and business interruption from hurricane damages in Puerto Rico of $56.6 million,
•	received proceeds on the sale of certain assets related to our noncontrolling interest in a joint venture of $183.2 million, and

•	funded the repurchase of $354.1 million of Simon’s common stock and the redemption of $81.5 million of the Operating Partnership’s units.

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

We expect to generate positive cash flow from operations in 2019, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from the Credit Facilities and Commercial Paper program, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt

Unsecured Debt

At December 31, 2018, our unsecured debt consisted of $15.6 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Credit Facility, and $758.7 million outstanding under the Commercial Paper program.

On December 31, 2018, we had an aggregate available borrowing capacity of $6.6 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the year ended December 31, 2018 was $423.1 million and the weighted average outstanding balance was $238.1 million. Letters of credit of $11.3 million were outstanding under the Credit Facilities as of December 31, 2018.

The Credit Facility’s initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.  Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined.  The initial maturity date of the Credit Facility is June 30, 2021 and can be extended for an additional year to June 30, 2022 at our sole option, subject to our continued compliance with the terms thereof.  The base interest rate on the Credit Facility is LIBOR plus 77.5 basis points with an additional facility fee of 10 basis points.

On February 15, 2018, the Operating Partnership amended and extended the Supplemental Facility. The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. The initial maturity date of the Supplemental Facility was extended to June 30, 2022 and can be extended for an additional year to June 30, 2023 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility was reduced to LIBOR plus 77.5 basis points from LIBOR plus 80 basis points, with an additional facility fee of 10 basis points.

The Operating Partnership also has available a Commercial Paper program. On November 14, 2018, we amended the Commercial Paper program to increase the initial borrowing capacity of $1.0 billion to $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2018, we had $758.7 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 2.49%.  These borrowings have a weighted average maturity date of February 20, 2019 and reduce amounts otherwise available under the Credit Facilities.

On January 3, 2018, the Operating Partnership redeemed at par $750.0 million of senior unsecured notes with a fixed interest rate of 1.50%.

On July 10, 2018, the Operating Partnership repaid Yen-denominated borrowings of $201.3 million (U.S. dollar equivalent) on the Credit Facility.

On February 1, 2019, the Operating Partnership repaid at maturity $600.0 million of senior unsecured notes with a fixed interest rate of 2.20%.

Mortgage Debt

Total mortgage indebtedness was $6.8 billion and $6.9 billion at December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, we repaid a mortgage loan of $86.6 million with an interest rate of 7.79%.

On July 30, 2018, Noventa di Piave Designer Outlet, in which we own a 90% interest, refinanced its €110.0 million, 1.68% variable rate mortgage loan maturing in 2020 with a €260.0 million, 2.00% fixed rate mortgage loan that matures in 2025.

On September 25, 2018, as discussed in Note 7 of the notes to the consolidated financial statements, we acquired the remaining 50% interest in The Outlets at Orange from our joint venture partner, resulting in the consolidation of the existing fixed rate mortgage loan of $215.0 million. The loan matures on April 1, 2024 and bears interest at 4.22%.

Covenants

Our unsecured debt agreements contain financial covenants and other non‑financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2018, we were in compliance with all covenants of our unsecured debt.

At December 31, 2018, our consolidated subsidiaries were the borrowers under 45 non‑recourse mortgage notes secured by mortgages on 48 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2018, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually or in the aggregate, giving effect to applicable cross‑default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2018 and 2017, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	December 31, 2018	Interest Rate(1)	December 31, 2017	Interest Rate(1)
Fixed Rate	$22,461,191	3.37%	$23,443,152	3.30%
Variable Rate	844,344	3.17%	1,189,311	2.19%
	$23,305,535	3.35%	$24,632,463	3.25%

(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations and Off-balance Sheet Arrangements

In regards to long‑term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2018, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2019	2020 - 2021	2022 - 2023	After 2023	Total
Long Term Debt (1) (5)	$1,416,309	$5,119,313	$5,465,812	$11,365,890	$23,367,324
Interest Payments (2)	766,903	1,392,182	978,601	2,734,563	5,872,249
Consolidated Capital Expenditure Commitments (3)	474,296	—	—	—	474,296
Lease Commitments (4)	32,417	65,089	65,427	947,886	1,110,819

(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the LIBOR or other applicable rate at December 31, 2018.
(3)

Represents contractual commitments for capital projects and services at December 31, 2018. Our share of estimated 2018 development, redevelopment and expansion activity is further discussed below under “Development Activity”.

(4)	Represents only the minimum non‑cancellable lease period, excluding applicable lease extension and renewal options, unless reasonably certain of exercise.
(5)	The amount due in 2019 includes $758.7 million in Global Commercial Paper-USD and $600.0 million of senior unsecured notes repaid at maturity on February 1, 2019.

Our off‑balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 7 of the notes to the consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2018, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $216.1 million (of which we have a right of recovery from our venture partners of $10.8 million as of December 31, 2018). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Hurricane Impacts

As discussed further in Note 11 of the notes to the consolidated financial statements, during the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico experienced property damage and business interruption as a result of the hurricane.

Since the date of the loss, we have received $56.6 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $38.7 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  In 2018, we recorded $17.9 million as business interruption proceeds in other income in the accompanying consolidated statements of operations and comprehensive income.

Subsequent Event

Subsequent to December 31, 2018, we settled a lawsuit with our former insurance broker, Aon Risk Services Central Inc., related to the significant flood damage sustained at Opry Mills in May 2010. In accordance with a previous agreement with the prior co-investor in Opry Mills, a portion of the settlement was remitted to the co-investor.  Our share of the settlement was approximately $68.0 million, which was recorded as other income in the first quarter of 2019.

Acquisitions and Dispositions

Buy‑sell, marketing rights, and other exit mechanisms are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. We and our partners in our joint venture properties may initiate these provisions (subject to any applicable lock up or similar restrictions). If we determine it is in our best interests for us to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchase without hindering our cash flows, then we may initiate these provisions or elect to buy our partner’s interest. If we decide to sell any of our joint venture interests, we expect to use the net proceeds to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

Acquisitions. On September 25, 2018, we acquired the remaining 50% interest in The Outlets at Orange from our joint venture partner.  The Operating Partnership issued 475,183 units, or approximately $84.1 million, as consideration for the acquisition.  The property is subject to a $215.0 million 4.22% fixed rate mortgage loan.

On April 21, 2017, we and our partner, through our European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands for cash consideration of $69.8 million and the assumption of existing mortgage debt of $40.1 million. In May 2017, the assumed loan was refinanced with a $69.0 million mortgage loan due in 2024, after available extension options, with an interest rate of EURIBOR plus 1.85%.

In February 2016, this European investee, acquired a noncontrolling 75% ownership interest in an outlet center in Ochtrup, Germany for cash consideration of approximately $38.3 million. On July 25, 2016, this European investee also acquired the remaining 33% interest in two Italian outlet centers in Naples and Venice as well as the remaining interests in related expansion projects and working capital for cash consideration of approximately $159.7 million. This resulted in the consolidation of these two properties on the acquisition date, requiring a remeasurement of our previously held equity interest to fair value and the recognition of a non-cash gain of $29.3 million in earnings during the third quarter of 2016.

On April 14, 2016, we and our joint venture partner completed the acquisition of The Shops at Crystals, a 262,000 square foot luxury shopping center on the Las Vegas Strip, for $1.1 billion. The transaction was funded with a combination of cash on hand, cash from our partner, and a $550.0 million 3.74% fixed-rate mortgage loan that will mature on July 1, 2026. We have a 50% noncontrolling interest in this joint venture and manage the day-to-day operations.

Dispositions.  We may continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

During 2018, we recorded net gains of $288.8 million primarily related to disposition activity which included the foreclosure of two consolidated retail properties in satisfaction of their $200.0 million and $80.0 million non-recourse mortgage loans and, as discussed in Note 7 of the notes to the consolidated financial statements, our interest in the German department store properties owned through our investment in HBS was sold during the fourth quarter of 2018.  Also, as discussed further in Note 7 of the notes to the consolidated financial statements, Klépierre disposed of its interests in certain shopping centers resulting in a gain of which our share was $20.2 million.

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

Joint Venture Formation Activity

On September 15, 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  As a result, we recognized a $35.6 million non‑cash gain representing the increase in value of our previously held interest in the licensing venture, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.  At December 31, 2018, our noncontrolling equity method interests in the operations venture of Aéropostale and in ABG were 45.0% and 5.4%, respectively.

We have a 50% noncontrolling interest in a joint venture with Seritage Growth Properties, or Seritage, which originally held an interest in ten Sears properties located in our malls. On November 3, 2017, we acquired additional interests in the real estate assets and/or rights to terminate leases related to twelve Sears stores located at our malls (including five stores previously held in our joint venture with Seritage), in order to redevelop these properties.  Our cost of this transaction after partner participation was $149.1 million, which is reflected as investment property.

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants are underway at several properties in the United States, Canada, Europe, and Asia.

Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.3 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 6-10% for all our new development, redevelopment and expansion projects.

Summary of Capital Expenditures.  The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2018	2017	2016
New Developments	$87	$61	$103
Redevelopments and Expansions	419	474	487
Tenant Allowances	144	127	110
Operational Capital Expenditures	132	70	98
Total	$782	$732	$798

New Domestic Developments, Redevelopments and Expansions

On September 25, 2018, we opened Denver Premium Outlets, a 330,000 square foot center in Thornton (Denver), Colorado. We own a 100% interest in this project. The cost of this project was $128.6 million.

International Development Activity

We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency‑denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2019 will be approximately $180 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes recently completed and new development and expansion projects as well as our share of the estimated total cost as of December 31, 2018 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Premium Outlet Collection - Edmonton International Airport	Edmonton (Alberta), Canada	424,000	50%	CAD	108.2	$79.3	Opened May - 2018
Querétaro Premium Outlets	Querétaro, Mexico	294,000	50%	MXN	441.7	$22.5	Jul. - 2019
Málaga Designer Outlet	Málaga, Spain	191,000	46%	EUR	41.4	$47.4	Jul. - 2019
Cannock Designer Outlet	Cannock (West Midlands), U.K.	197,000	20%	GBP	26.5	$33.7	May - 2020
Expansions:
Shisui Premium Outlets Phase 3	Shisui (Chiba), Japan	68,000	40%	JPY	1,541	$14.0	Opened Sep. - 2018
Toronto Premium Outlets Phase 2	Toronto (Ontario), Canada	140,000	50%	CAD	66.4	$48.7	Opened Nov. - 2018
Johor Premium Outlets Phase 3	Kulai, Malaysia	45,000	50%	MYR	14.4	$3.5	Opened Dec. - 2018
Vancouver Designer Outlet Phase 2	Richmond (British Columbia), Canada	84,000	46%	CAD	26.9	$19.8	Jul. - 2019
Paju Premium Outlets Phase 3	Gyeonggi Province, South Korea	116,000	50%	KRW	26,905	$24.2	Aug. - 2019
Ashford Designer Outlet Phase 2	Ashford, U.K	98,000	46%	GBP	43.0	$54.8	Oct. - 2019
Noventa di Piave Designer Outlet Phase 5	Noventa di Piave (Venice), Italy	29,000	92%	EUR	21.4	$24.5	Oct. - 2019
Tosu Premium Outlets Phase 4	Tosu City, Japan	38,000	40%	JPY	964	$8.8	Nov. - 2019
Gotemba Premium Outlets Phase 4	Gotemba, Japan	178,000	40%	JPY	7,476	$68.0	Apr. - 2020

(1)	USD equivalent based upon December 31, 2018 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.00 per share in the fourth quarter of 2018 and $7.90 per share for the year ended December 31, 2018. The Operating Partnership paid distributions per unit for the same amounts. In 2017, Simon paid dividends of $1.85 and $7.15 per share for the three and twelve month periods ended December 31, 2017, respectively. The Operating Partnership paid distributions per unit for the same amounts. Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2019 of $2.05 per share of common stock payable on February 28, 2019 to stockholders of record on February 14, 2019. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On April 2, 2015, Simon’s Board of Directors authorized Simon to repurchase up to $2.0 billion of common stock over a twenty-four month period as market conditions warrant, and on February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the program through March 31, 2019.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant. During the year ended December 31, 2018, Simon repurchased 2,275,194 shares at an average price of $155.64 per share of its common stock as part of this program.

During the year ended December 31, 2017, Simon repurchased 2,468,630 shares at an average price of $164.87 per share as part of this program.  At December 31, 2018, we had remaining authority to repurchase approximately $640.6 million of common stock.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new program, the Company may purchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021.

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

You should understand that our computations of these non‑GAAP measures might not be comparable to similar measures reported by other REITs and that these non‑GAAP measures:

•	do not represent cash flow from operations as defined by GAAP,
•	should not be considered as alternatives to consolidated net income determined in accordance with GAAP as a measure of operating performance, and
•	are not alternatives to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	2018	2017	2016
	(in thousands)
Funds from Operations (A)	$4,324,601	$4,020,505	$3,792,951
Change in FFO from prior period	7.6%	6.0%	6.2%
Consolidated Net Income	$2,822,343	$2,244,903	$2,134,706
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	1,270,888	1,260,865	1,236,476
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	533,595	540,718	527,976
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net (B)	(282,211)	(3,647)	(80,154)
Unrealized change in fair value of equity instruments	15,212	—	—
Net income attributable to noncontrolling interest holders in properties	(11,327)	(13)	(7,218)
Noncontrolling interests portion of depreciation and amortization	(18,647)	(17,069)	(13,583)
Preferred distributions and dividends	(5,252)	(5,252)	(5,252)
FFO of the Operating Partnership (A)	$4,324,601	$4,020,505	$3,792,951
FFO allocable to limited partners	568,817	529,595	512,361
Dilutive FFO allocable to common stockholders (A)	$3,755,784	$3,490,910	$3,280,590
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$7.87	$6.24	$5.87
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	5.01	4.98	4.84
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net (B)	(0.79)	(0.01)	(0.22)
Unrealized change in fair value of equity instruments	0.04	—	—
Diluted FFO per share (A)	$12.13	$11.21	$10.49
Basic and Diluted weighted average shares outstanding	309,627	311,517	312,691
Weighted average limited partnership units outstanding	46,893	47,260	48,836
Basic and Diluted weighted average shares and units outstanding	356,520	358,777	361,527

(A)

Includes FFO of the Operating Partnership related to a loss on extinguishment of debt of $128.6 million and $136.8 million for the years ended December 31, 2017 and 2016, respectively. Includes Diluted FFO per share/unit related to a loss on extinguishment of debt of $0.36 and $0.38 for the years ended December 31, 2017 and 2016, respectively. Includes Diluted FFO allocable to common stockholders related to a  loss on extinguishment of debt of $111.7 million and $118.3 million for the years ended December 31, 2017 and 2016, respectively.

(B)

Includes gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net of $288.8 million and $84.6 million for the years ended December 31, 2018 and 2016, respectively. Noncontrolling interest portion of the gain was $6.6 million, or $0.02 per diluted share/unit, and $4.4 million, or $0.01 per diluted share/unit, for the years ended December 31, 2018 and 2016, respectively.

The following schedule reconciles consolidated net income to NOI and sets forth the computations of portfolio NOI and comparable property NOI.

	For the Year
	Ended December 31,
	2018	2017
	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$2,822,343	$2,244,903
Income and other taxes	36,898	23,343
Interest expense	815,923	809,393
Income from unconsolidated entities	(475,250)	(400,270)
Loss on extinguishment of debt	—	128,618
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(288,827)	(3,647)
Operating Income Before Other Items	2,911,087	2,802,340
Depreciation and amortization	1,282,454	1,275,452
Home and regional office costs	136,677	135,150
General and administrative	46,543	51,972
NOI of consolidated entities	$4,376,761	$4,264,914
Reconciliation of NOI of unconsolidated entities:
Net Income	$876,412	$839,226
Interest expense	663,693	593,062
(Gain) loss on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	(33,367)	2,239
Operating Income Before Other Items	1,506,738	1,434,527
Depreciation and amortization	652,968	640,286
NOI of unconsolidated entities	$2,159,706	$2,074,813
Add: Our share of NOI from Klépierre, HBS, and other corporate investments	316,155	279,028
Combined NOI	$6,852,622	$6,618,755
Less: Corporate and Other NOI Sources (1)	389,092	386,895
Portfolio NOI	$6,463,530	$6,231,860
Portfolio NOI Growth	3.7%
Less: Our share of NOI from Klépierre, HBS, and other corporate investments	316,155	279,028
Less: International Properties (2)	506,205	427,184
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	72,212	79,283
Comparable Property NOI (4)	$5,568,958	$5,446,365
Comparable Property NOI Growth	2.3%

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

Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2018, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $4.3 million, and would decrease the fair value of debt by approximately $620.7 million.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Simon Property Group, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Simon Property Group, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Simon Property Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 22, 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Simon Property Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 22, 2019

Report of Independent Registered Public Accounting Firm

The Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Simon Property Group, L.P.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Simon Property Group, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 22, 2019

Report of Independent Registered Public Accounting Firm

The Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (the Partnership) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 22, 2019, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2002. Indianapolis, Indiana February 22, 2019

Simon Property Group, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2018	2017
ASSETS:
Investment properties, at cost	$37,092,670	$36,393,464
Less - accumulated depreciation	12,884,539	11,935,949
	24,208,131	24,457,515
Cash and cash equivalents	514,335	1,482,309
Tenant receivables and accrued revenue, net	763,815	742,672
Investment in unconsolidated entities, at equity	2,220,414	2,266,483
Investment in Klépierre, at equity	1,769,488	1,934,676
Deferred costs and other assets	1,210,040	1,373,983
Total assets	$30,686,223	$32,257,638
LIABILITIES:
Mortgages and unsecured indebtedness	$23,305,535	$24,632,463
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,316,861	1,269,190
Cash distributions and losses in unconsolidated entities, at equity	1,536,111	1,406,378
Other liabilities	500,597	520,363
Total liabilities	26,659,104	27,828,394
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	230,163	190,480
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	42,748	43,077
Common stock, $0.0001 par value, 511,990,000 shares authorized, 320,411,571 and 320,322,774 issued and outstanding, respectively	32	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,700,418	9,614,748
Accumulated deficit	(4,893,069)	(4,782,173)
Accumulated other comprehensive loss	(126,017)	(110,453)
Common stock held in treasury, at cost, 11,402,103 and 9,163,920 shares, respectively	(1,427,431)	(1,079,063)
Total stockholders’ equity	3,296,681	3,686,168
Noncontrolling interests	500,275	552,596
Total equity	3,796,956	4,238,764
Total liabilities and equity	$30,686,223	$32,257,638

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Year
	Ended December 31,
	2018	2017	2016
REVENUE:
Minimum rent	$3,488,522	$3,440,009	$3,358,498
Overage rent	162,189	147,471	161,508
Tenant reimbursements	1,520,340	1,532,923	1,494,804
Management fees and other revenues	116,286	121,259	143,875
Other income	370,582	296,978	276,544
Total revenue	5,657,919	5,538,640	5,435,229
EXPENSES:
Property operating	450,636	443,177	432,394
Depreciation and amortization	1,282,454	1,275,452	1,252,673
Real estate taxes	457,740	440,003	439,030
Repairs and maintenance	99,588	96,900	99,723
Advertising and promotion	151,241	150,865	142,801
Provision for credit losses	12,631	11,304	7,319
Home and regional office costs	136,677	135,150	158,406
General and administrative	46,543	51,972	65,082
Other	109,322	131,477	116,973
Total operating expenses	2,746,832	2,736,300	2,714,401
OPERATING INCOME BEFORE OTHER ITEMS	2,911,087	2,802,340	2,720,828
Interest expense	(815,923)	(809,393)	(857,554)
Loss on extinguishment of debt	—	(128,618)	(136,777)
Income and other taxes	(36,898)	(23,343)	(29,678)
Income from unconsolidated entities	475,250	400,270	353,334
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	288,827	3,647	84,553
CONSOLIDATED NET INCOME	2,822,343	2,244,903	2,134,706
Net income attributable to noncontrolling interests	382,285	296,941	295,810
Preferred dividends	3,337	3,337	3,337
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,436,721	$1,944,625	$1,835,559
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$7.87	$6.24	$5.87

Consolidated Net Income	$2,822,343	$2,244,903	$2,134,706
Unrealized gain (loss) on derivative hedge agreements	21,633	(35,112)	39,472
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	7,020	(12,122)	149,622
Currency translation adjustments	(47,038)	45,766	(28,646)
Changes in available-for-sale securities and other	373	5,733	3,192
Comprehensive income	2,804,331	2,249,168	2,298,346
Comprehensive income attributable to noncontrolling interests	379,837	297,534	320,890
Comprehensive income attributable to common stockholders	$2,424,494	$1,951,634	$1,977,456

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,822,343	$2,244,903	$2,134,706
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,349,776	1,357,351	1,327,946
Loss on debt extinguishment	—	128,618	136,777
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(288,827)	(3,647)	(84,553)
Pre-development project cost charge	—	—	31,490
Gains on sales of marketable securities	—	(21,541)	—
Unrealized change in fair value of equity instruments	15,212	—	—
Gain on interest in unconsolidated entity (Note 7)	(35,621)	—	—
Straight-line rent	(18,325)	(26,543)	(46,656)
Equity in income of unconsolidated entities	(475,250)	(400,270)	(353,334)
Distributions of income from unconsolidated entities	390,137	374,101	331,627
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(17,518)	(26,170)	16,277
Deferred costs and other assets	(75,438)	(132,945)	(43,797)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	84,307	99,931	(77,789)
Net cash provided by operating activities	3,750,796	3,593,788	3,372,694
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(51,060)	(264,488)	(499,976)
Funding of loans to related parties	(4,641)	(71,532)	—
Repayments of loans to related parties	—	—	8,207
Capital expenditures, net	(781,909)	(732,100)	(798,465)
Cash impact from the consolidation of properties	11,276	7,536	59,994
Net proceeds from sale of assets	183,241	19,944	36,558
Investments in unconsolidated entities	(63,397)	(157,173)	(312,160)
Purchase of marketable and non-marketable securities	(21,563)	(25,000)	(38,809)
Proceeds from sales of marketable and non-marketable securities	25,000	56,268	42,600
Insurance proceeds for property restoration	19,083	—	—
Distributions of capital from unconsolidated entities and other	447,464	405,078	533,025
Net cash used in investing activities	(236,506)	(761,467)	(969,026)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(329)	(328)	(328)
Purchase of shares related to stock grant recipients' tax withholdings	(2,911)	(2,789)	(4,299)
Redemption of limited partner units	(81,506)	—	—
Purchase of treasury stock	(354,108)	(407,002)	(255,267)
Distributions to noncontrolling interest holders in properties	(76,963)	(11,295)	(9,731)
Contributions from noncontrolling interest holders in properties	161	382	1,507
Preferred distributions of the Operating Partnership	(1,915)	(1,915)	(1,915)
Distributions to stockholders and preferred dividends	(2,449,071)	(2,231,259)	(2,037,542)
Distributions to limited partners	(370,656)	(338,602)	(316,428)
Loss on debt extinguishment	—	(128,618)	(136,777)
Proceeds from issuance of debt, net of transaction costs	7,973,719	11,668,026	14,866,205
Repayments of debt	(9,118,685)	(10,456,671)	(14,650,168)
Net cash used in financing activities	(4,482,264)	(1,910,071)	(2,544,743)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(967,974)	922,250	(141,075)
CASH AND CASH EQUIVALENTS, beginning of period	1,482,309	560,059	701,134
CASH AND CASH EQUIVALENTS, end of period	$514,335	$1,482,309	$560,059

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity
Balance at December 31, 2015	$43,733	$31	$(252,686)	$9,384,450	$(4,266,930)	$(437,134)	$744,905	$5,216,369
Exchange of limited partner units (5,020,919 common shares, Note 10)		1		73,755			(73,756)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (63,324 common shares, net)				(14,139)		14,139		—
Amortization of stock incentive				12,024				12,024
Treasury stock purchase (1,409,197 shares)						(255,267)		(255,267)
Long-term incentive performance units							48,324	48,324
Issuance of unit equivalents and other, net (21,041 common shares repurchased)					6,189	(4,300)	1,506	3,395
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				66,996			(66,996)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,037,542)		(316,428)	(2,353,970)
Distribution to other noncontrolling interest partners							(2,765)	(2,765)
Other comprehensive income			138,560				25,080	163,640
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and $4,301 attributable to noncontrolling redeemable interests in properties					1,838,896		289,594	2,128,490
Balance at December 31, 2016	$43,405	$32	$(114,126)	$9,523,086	$(4,459,387)	$(682,562)	$649,464	$4,959,912
Exchange of limited partner units (500,411 common shares, Note 10)				6,005			(6,005)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (76,660 common shares, net)				(13,289)		13,289		—
Amortization of stock incentive				13,911				13,911
Treasury stock purchase (2,468,630 shares)						(407,002)		(407,002)
Long-term incentive performance units							38,305	38,305
Issuance of unit equivalents and other, net (16,161 common shares repurchased)				241	(39,489)	(2,788)	383	(41,653)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				84,794			(84,794)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,231,259)		(338,602)	(2,569,861)
Distribution to other noncontrolling interest partners							(3,851)	(3,851)
Other comprehensive income			3,673				592	4,265
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and a $2,078 loss attributable to noncontrolling redeemable interests in properties					1,947,962		297,104	2,245,066
Balance at December 31, 2017	$43,077	$32	$(110,453)	$9,614,748	$(4,782,173)	$(1,079,063)	$552,596	$4,238,764
Exchange of limited partner units (92,732 common shares, Note 10)				1,004			(1,004)	—
Issuance of limited partner units (475,183 units)							84,103	84,103
Series J preferred stock premium amortization	(329)							(329)
Stock incentive program (51,756 common shares, net)				(8,651)		8,651		—
Redemption of limited partner units (454,704 units)				(76,555)			(4,951)	(81,506)
Amortization of stock incentive				12,029				12,029
Treasury stock purchase (2,275,194 shares)						(354,108)		(354,108)
Long-term incentive performance units							26,172	26,172
Cumulative effect of accounting change					7,264			7,264
Issuance of unit equivalents and other (18,680 common shares repurchased)				1,602	(109,147)	(2,911)	(2,510)	(112,966)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				156,241			(156,241)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,449,071)		(370,656)	(2,819,727)
Distribution to other noncontrolling interest partners							(1,741)	(1,741)
Other comprehensive income			(15,564)				(2,447)	(18,011)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and $3,416 attributable to noncontrolling redeemable interests in properties					2,440,058		376,954	2,817,012
Balance at December 31, 2018	$42,748	$32	$(126,017)	$9,700,418	$(4,893,069)	$(1,427,431)	$500,275	$3,796,956

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	December 31,	December 31,
	2018	2017
ASSETS:
Investment properties, at cost	$37,092,670	$36,393,464
Less — accumulated depreciation	12,884,539	11,935,949
	24,208,131	24,457,515
Cash and cash equivalents	514,335	1,482,309
Tenant receivables and accrued revenue, net	763,815	742,672
Investment in unconsolidated entities, at equity	2,220,414	2,266,483
Investment in Klépierre, at equity	1,769,488	1,934,676
Deferred costs and other assets	1,210,040	1,373,983
Total assets	$30,686,223	$32,257,638
LIABILITIES:
Mortgages and unsecured indebtedness	$23,305,535	$24,632,463
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,316,861	1,269,190
Cash distributions and losses in unconsolidated entities, at equity	1,536,111	1,406,378
Other liabilities	500,597	520,363
Total liabilities	26,659,104	27,828,394
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	230,163	190,480
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	42,748	43,077
General Partner, 309,017,468 and 311,166,854 units outstanding, respectively	3,253,933	3,643,091
Limited Partners, 46,807,372 and 46,879,625 units outstanding, respectively	492,877	548,858
Total partners’ equity	3,789,558	4,235,026
Nonredeemable noncontrolling interests in properties, net	7,398	3,738
Total equity	3,796,956	4,238,764
Total liabilities and equity	$30,686,223	$32,257,638

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Year
	Ended December 31,
	2018	2017	2016
REVENUE:
Minimum rent	$3,488,522	$3,440,009	$3,358,498
Overage rent	162,189	147,471	161,508
Tenant reimbursements	1,520,340	1,532,923	1,494,804
Management fees and other revenues	116,286	121,259	143,875
Other income	370,582	296,978	276,544
Total revenue	5,657,919	5,538,640	5,435,229
EXPENSES:
Property operating	450,636	443,177	432,394
Depreciation and amortization	1,282,454	1,275,452	1,252,673
Real estate taxes	457,740	440,003	439,030
Repairs and maintenance	99,588	96,900	99,723
Advertising and promotion	151,241	150,865	142,801
Provision for credit losses	12,631	11,304	7,319
Home and regional office costs	136,677	135,150	158,406
General and administrative	46,543	51,972	65,082
Other	109,322	131,477	116,973
Total operating expenses	2,746,832	2,736,300	2,714,401
OPERATING INCOME BEFORE OTHER ITEMS	2,911,087	2,802,340	2,720,828
Interest expense	(815,923)	(809,393)	(857,554)
Loss on extinguishment of debt	—	(128,618)	(136,777)
Income and other taxes	(36,898)	(23,343)	(29,678)
Income from unconsolidated entities	475,250	400,270	353,334
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	288,827	3,647	84,553
CONSOLIDATED NET INCOME	2,822,343	2,244,903	2,134,706
Net income attributable to noncontrolling interests	11,327	13	7,218
Preferred unit requirements	5,252	5,252	5,252
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$2,805,764	$2,239,638	$2,122,236
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$2,436,721	$1,944,625	$1,835,559
Limited Partners	369,043	295,013	286,677
Net income attributable to unitholders	$2,805,764	$2,239,638	$2,122,236
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$7.87	$6.24	$5.87

Consolidated net income	$2,822,343	$2,244,903	$2,134,706
Unrealized gain (loss) on derivative hedge agreements	21,633	(35,112)	39,472
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	7,020	(12,122)	149,622
Currency translation adjustments	(47,038)	45,766	(28,646)
Changes in available-for-sale securities and other	373	5,733	3,192
Comprehensive income	2,804,331	2,249,168	2,298,346
Comprehensive income attributable to noncontrolling interests	7,911	2,091	2,917
Comprehensive income attributable to unitholders	$2,796,420	$2,247,077	$2,295,429

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,822,343	$2,244,903	$2,134,706
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,349,776	1,357,351	1,327,946
Loss on debt extinguishment	—	128,618	136,777
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(288,827)	(3,647)	(84,553)
Pre-development project cost charge	—	—	31,490
Gains on sales of marketable securities	—	(21,541)	—
Unrealized change in fair value of equity instruments	15,212	—	—
Gain on interest in unconsolidated entity (Note 7)	(35,621)	—	—
Straight-line rent	(18,325)	(26,543)	(46,656)
Equity in income of unconsolidated entities	(475,250)	(400,270)	(353,334)
Distributions of income from unconsolidated entities	390,137	374,101	331,627
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(17,518)	(26,170)	16,277
Deferred costs and other assets	(75,438)	(132,945)	(43,797)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	84,307	99,931	(77,789)
Net cash provided by operating activities	3,750,796	3,593,788	3,372,694
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(51,060)	(264,488)	(499,976)
Funding of loans to related parties	(4,641)	(71,532)	—
Repayments of loans to related parties	—	—	8,207
Capital expenditures, net	(781,909)	(732,100)	(798,465)
Cash impact from the consolidation of properties	11,276	7,536	59,994
Net proceeds from sale of assets	183,241	19,944	36,558
Investments in unconsolidated entities	(63,397)	(157,173)	(312,160)
Purchase of marketable and non-marketable securities	(21,563)	(25,000)	(38,809)
Proceeds from sales of marketable and non-marketable securities	25,000	56,268	42,600
Insurance proceeds for property restoration	19,083	—	—
Distributions of capital from unconsolidated entities and other	447,464	405,078	533,025
Net cash used in investing activities	(236,506)	(761,467)	(969,026)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(329)	(328)	(328)
Purchase of units related to stock grant recipients' tax withholdings	(2,911)	(2,789)	(4,299)
Redemption of limited partner units	(81,506)	—	—
Purchase of general partner units	(354,108)	(407,002)	(255,267)
Distributions to noncontrolling interest holders in properties	(76,963)	(11,295)	(9,731)
Contributions from noncontrolling interest holders in properties	161	382	1,507
Partnership distributions	(2,821,642)	(2,571,776)	(2,355,885)
Loss on debt extinguishment	—	(128,618)	(136,777)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	7,973,719	11,668,026	14,866,205
Mortgage and unsecured indebtedness principal payments	(9,118,685)	(10,456,671)	(14,650,168)
Net cash used in financing activities	(4,482,264)	(1,910,071)	(2,544,743)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(967,974)	922,250	(141,075)
CASH AND CASH EQUIVALENTS, beginning of period	1,482,309	560,059	701,134
CASH AND CASH EQUIVALENTS, end of period	$514,335	$1,482,309	$560,059

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity
Balance at December 31, 2015	$43,733	$4,427,731	$741,449	$3,456	$5,216,369
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (5,020,919 units)		73,756	(73,756)		—
Stock incentive program (63,324 common shares, net)		—			—
Amortization of stock incentive		12,024			12,024
Treasury unit purchase (1,409,197 units)		(255,267)			(255,267)
Long-term incentive performance units			48,324		48,324
Issuance of unit equivalents and other (482,779 units and 21,041 common units)		1,889	(2)	1,508	3,395
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		66,996	(66,996)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,034,205)	(316,428)	(2,765)	(2,356,735)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and $4,301 attributable to noncontrolling redeemable interests in properties	3,337	1,835,559	286,677	2,917	2,128,490
Other comprehensive income		138,560	25,080		163,640
Balance at December 31, 2016	$43,405	$4,267,043	$644,348	$5,116	$4,959,912
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (500,411 units)		6,005	(6,005)		—
Stock incentive program (76,660 common shares, net)		—			—
Amortization of stock incentive		13,911			13,911
Treasury unit purchase (2,468,630 units)		(407,002)			(407,002)
Long-term incentive performance units			38,305		38,305
Issuance of unit equivalents and other (103,941 units and 16,161 common units)		(42,036)	1	382	(41,653)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		84,794	(84,794)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,227,922)	(338,602)	(3,851)	(2,573,712)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and a $2,078 loss attributable to noncontrolling redeemable interests in properties	3,337	1,944,625	295,013	2,091	2,245,066
Other comprehensive income		3,673	592		4,265
Balance at December 31, 2017	$43,077	$3,643,091	$548,858	$3,738	$4,238,764
Issuance of limited partner units (475,183 units)			84,103		84,103
Series J preferred stock premium and amortization	(329)				(329)
Limited partner units exchanged to common units (92,732 units)		1,004	(1,004)		—
Stock incentive program (51,756 common units, net)		—			—
Amortization of stock incentive		12,029			12,029
Redemption of limited partner units (454,704 units)		(76,555)	(4,951)		(81,506)
Treasury unit purchase (2,275,194 units)		(354,108)			(354,108)
Long-term incentive performance units			26,172		26,172
Cumulative effect of accounting change		7,264			7,264
Issuance of unit equivalents and other (18,680 common units)		(110,456)		(2,510)	(112,966)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		156,241	(156,241)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,445,734)	(370,656)	(1,741)	(2,821,468)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and $3,416 attributable to noncontrolling redeemable interests in properties	3,337	2,436,721	369,043	7,911	2,817,012
Other comprehensive income		(15,564)	(2,447)		(18,011)
Balance at December 31, 2018	$42,748	$3,253,933	$492,877	$7,398	$3,796,956

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®.  As of December 31, 2018, we owned or held an interest in 206 income‑producing properties in the United States, which consisted of 107 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. Internationally, as of December 31, 2018, we had ownership interests in nine Premium Outlets in Japan, four Premium Outlets in South Korea, three Premium Outlets in Canada, two Premium Outlets in Malaysia and one Premium Outlet in Mexico. We also own an interest in eight Designer Outlet properties in Europe and one Designer Outlet property in Canada. Of the eight properties in Europe, two are located in Italy, two are located in the Netherlands and one each is located in Austria, Germany, France and the United Kingdom. As of December 31, 2018, we also owned a 21.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

We consolidate properties that are wholly-owned or properties where we own less than 100% but we control. Control of a property is demonstrated by, among other factors, our ability to refinance debt and sell the property without the consent of any other partner or owner and the inability of any other partner or owner to replace us.

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2018 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the periods presented, we did not provide financial or other support to any identified VIE that we were not contractually obligated to provide.

Investments in partnerships and joint ventures represent our noncontrolling ownership interests in properties. We account for these unconsolidated entities using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, cash contributions and distributions, and foreign currency fluctuations, if applicable. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income of the joint ventures within cash distributions and losses in partnerships and joint ventures, at equity in the consolidated balance sheets. The net equity of certain joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes non‑cash charges for depreciation and amortization.

As of December 31, 2018, we consolidated 135 wholly‑owned properties and 18 additional properties that are less than wholly‑owned, but which we control or for which we are the primary beneficiary. We account for the remaining 81 properties, or the joint venture properties, as well as our investment in Klépierre, Aéropostale, Authentic Brands Group LLC, or ABG, and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day‑to‑day operations of 57 of the 81 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, and the United Kingdom comprise 20 of the remaining 24 properties. These international properties are managed by joint ventures in which we share control.

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

Our weighted average ownership interest in the Operating Partnership was as follows:

	For the Year Ended
	December 31,
	2018	2017	2016
Weighted average ownership interest	86.8%	86.8%	86.5%

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

As of December 31, 2018 and 2017, our ownership interest in the Operating Partnership was 86.8% and 86.9%, respectively. We adjust the noncontrolling limited partners’ interest at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

	For the Year Ended
	December 31,
	2018	2017	2016
Capitalized interest	$19,871	$24,754	$31,250

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

We review investment properties for impairment on a property‑by‑property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property’s cash flows, ending occupancy or total sales per square foot. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization during the anticipated holding period plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate undiscounted cash flows and fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments is other‑than‑temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

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

Purchase Accounting

We allocate the purchase price of asset acquisitions and any excess investment in unconsolidated entities to the various components of the acquisition based upon the relative fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in‑place leases and we estimate:

•	the relative fair value of land and related improvements and buildings on an as‑if‑vacant basis,
•	the market value of in‑place leases based upon our best estimate of current market rents and amortize the resulting market rent adjustment into revenues,
•	the value of costs to obtain tenants, including tenant allowances and improvements and leasing commissions, and
•	the value of revenue and recovery of costs foregone during a reasonable lease‑up period, as if the space was vacant.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of the debt securities of our captive insurance subsidiary, equity instruments, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At December 31, 2018 and 2017, we had equity instruments with readily determinable fair values of $78.1 million and $88.3 million, respectively. Effective January 1, 2018, changes in fair value of these equity instruments are recorded in earnings. As of December 31, 2018, we have recorded non-cash mark-to-market adjustments related to these equity securities with readily determinable fair values of $15.2 million, which is included in other expense in our consolidated statements of operations and comprehensive income. At December 31, 2018 and 2017, we had equity instruments without readily determinable fair values of $175.7 million and $186.9 million, respectively, for which we have elected the measurement alternative. We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the year ended December 31, 2018.

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

On July 26, 2017, we sold our investment in certain equity instruments. The aggregate proceeds received from the sale were $53.9 million, and we recognized a gain on the sale of $21.5 million, which is included in other income in the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2017.

At December 31, 2018 and 2017, we held debt securities of $40.1 million and $55.7 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at December 31, 2018 and 2017 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset balance of $10.9 million at December 31, 2018 and a gross liability balance of $6.2 million and $18.1 million at December 31, 2018 and 2017, respectively.

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

Segment and Geographic Locations

Our primary business is the ownership, development, and management of premier shopping, dining, entertainment and mixed use real estate. We have aggregated our retail operations, including malls, Premium Outlets, The Mills, and our international investments into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same, tenants.  As discussed in Note 7, we consolidated various European assets in 2016.  As of December 31, 2018, approximately 6.1% of our consolidated long-lived assets and 3.0% of our consolidated total revenues were derived from assets located outside the United States.  As of December 31, 2017, approximately 6.5% of our consolidated long-lived assets and 2.6% of our consolidated total revenues were derived from assets located outside the United States.

Deferred Costs and Other Assets

Deferred costs and other assets include the following as of December 31:

	2018	2017
Deferred lease costs, net	$249,010	$250,442
In-place lease intangibles, net	65,825	96,054
Acquired above market lease intangibles, net	64,813	92,405
Marketable securities of our captive insurance companies	40,099	55,664
Goodwill	20,098	20,098
Other marketable and non-marketable securities	253,732	275,130
Prepaids, notes receivable and other assets, net	516,463	584,190
	$1,210,040	$1,373,983

Deferred Lease Costs

Our deferred leasing costs consist primarily of capitalized salaries and related benefits in connection with lease originations. We record amortization of deferred leasing costs on a straight‑line basis over the terms of the related leases. Details of these deferred costs as of December 31 are as follows:

	2018	2017
Deferred lease costs	$497,570	$485,977
Accumulated amortization	(248,560)	(235,535)
Deferred lease costs, net	$249,010	$250,442

Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated statements of operations and comprehensive income include amortization of deferred leasing costs as follows:

	For the Year Ended December 31,
	2018	2017	2016
Amortization of deferred leasing costs	$56,646	$54,323	$49,993

Intangibles

The average remaining life of in‑place lease intangibles is approximately 2.5 years and is being amortized on a straight‑line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases is amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

is approximately 2.7 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $66.7 million and $94.1 million as of December 31, 2018 and 2017, respectively. The amount of amortization of above and below market leases, net, which increased revenue for the years ended December 31, 2018, 2017, and 2016, was $1.0 million, $2.8 million and $5.4 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings.

Details of intangible assets as of December 31 are as follows:

	2018	2017
In-place lease intangibles	$291,613	$328,811
Accumulated amortization	(225,788)	(232,757)
In-place lease intangibles, net	$65,825	$96,054

	2018	2017
Acquired above market lease intangibles	$253,973	$260,398
Accumulated amortization	(189,160)	(167,993)
Acquired above market lease intangibles, net	$64,813	$92,405

Estimated future amortization and the increasing (decreasing) effect on minimum rents for our above and below market leases as of December 31, 2018 are as follows:

	Below	Above	Impact to
	Market	Market	Minimum
	Leases	Leases	Rent, Net
2019	$21,789	$(19,818)	$1,971
2020	17,130	(15,767)	1,363
2021	7,827	(10,414)	(2,587)
2022	5,395	(7,550)	(2,155)
2023	4,098	(5,491)	(1,393)
Thereafter	10,509	(5,773)	4,736
	$66,748	$(64,813)	$1,935

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

As of December 31, 2018 and 2017, we had no outstanding interest rate derivatives. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of December 31, 2018 and 2017, respectively.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Yen and Euro.   We use currency forward contracts, cross currency swap contracts, and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments.  Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in U.S. dollars for their fair value at or close to their settlement date.

We had the following Euro:USD forward contracts designated as net investment hedges at December 31, 2018 and 2017 (in millions):

		Liability Value as of
	Maturity/Termination	December 31,	December 31,
Notional Value	Date	2018	2017
€50.0	November 9, 2018	$—	$(2.4)
€50.0	May 15, 2019	(0.8)	(4.9)
€50.0	May 15, 2020	(1.5)	(5.2)
€50.0	May 14, 2021	(2.0)	(5.5)

Liability balances in the above table are included in other liabilities.

In the first quarter of 2018, we entered into a Euro-denominated cross-currency swap agreement to manage our exposure to changes in foreign exchange rates by swapping $150.0 million of 4.38% fixed rate U.S. dollar-denominated debt to 1.37% fixed rate Euro-denominated debt of €121.6 million. The cross-currency swap matures on December 1, 2020. The fair value of our cross‑currency swap agreement at December 31, 2018 is $10.9 million and is included in deferred costs and other assets. In the third quarter of 2018, we entered into a Yen-denominated cross-currency swap agreement by swapping $200.1 million of 4.38% fixed rate U.S. dollar-denominated debt to ¥22.3 billion of 1.19% fixed rate Yen-denominated debt. Contemporaneously, we repaid Yen-denominated borrowings of $201.3 million (U.S. dollar equivalent) on the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility. The cross-currency swap matures on December 1, 2020. The fair value of our cross-currency swap agreement at December 31, 2018 is $1.9 million and is included in other liabilities.

We have designated the currency forward contracts and cross-currency swaps as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro or Yen-denominated joint venture investment.

The total gross accumulated other comprehensive income related to the Operating Partnership’s derivative activities, including our share of the other comprehensive income from unconsolidated entities, approximated $37.9 million and $9.3 million as of December 31, 2018 and 2017, respectively.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows as of December 31:

	2018	2017
Limited partners’ interests in the Operating Partnership	$492,877	$548,858
Nonredeemable noncontrolling interests in properties, net	7,398	3,738
Total noncontrolling interests reflected in equity	$500,275	$552,596

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

A rollforward of noncontrolling interests for the years ended December 31 is as follows:

	2018	2017	2016
Noncontrolling interests, beginning of period	$552,596	$649,464	$744,905
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	376,954	297,104	289,594
Distributions to noncontrolling interest holders	(372,397)	(342,453)	(319,193)
Other comprehensive (loss) income allocable to noncontrolling interests:
Unrealized gain (loss) on derivative hedge agreements	2,852	(4,607)	5,444
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	923	(1,587)	19,629
Currency translation adjustments	(6,271)	6,040	(209)
Changes in available-for-sale securities and other	49	746	216
	(2,447)	592	25,080
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership	(156,241)	(84,794)	(66,996)
Units issued to limited partners	84,103	—	—
Units exchanged for common shares	(1,004)	(6,005)	(73,756)
Units redeemed	(4,951)	—	—
Long-term incentive performance units	26,172	38,305	48,324
Contributions by noncontrolling interests, net, and other	(2,510)	383	1,506
Noncontrolling interests, end of period	$500,275	$552,596	$649,464

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

A rollforward of noncontrolling interests for the years ended December 31 is as follows:

	2018	2017	2016
Noncontrolling nonredeemable interests in properties, net — beginning of period	$3,738	$5,116	$3,456
Net income attributable to noncontrolling nonredeemable interests	7,911	2,091	2,917
Distributions to noncontrolling nonredeemable interest holders	(1,741)	(3,851)	(2,765)
Contributions by noncontrolling nonredeemable interests, net, and other	(2,510)	382	1,508
Noncontrolling nonredeemable interests in properties, net — end of period	$7,398	$3,738	$5,116

Accumulated Other Comprehensive Income (Loss)

Simon

The changes in components of our accumulated other comprehensive income (loss) consisted of the following net of noncontrolling interest as of December 31, 2018:

			Net unrealized
	Currency	Accumulated	losses on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(118,138)	$8,055	$(370)	$(110,453)
Other comprehensive (loss) income before reclassifications	(40,766)	18,781	324	(21,661)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,097	—	6,097
Net current-period other comprehensive (loss) income	(40,766)	24,878	324	(15,564)
Ending balance	$(158,904)	$32,933	$(46)	$(126,017)

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2018	2017	2016
	Amount	Amount	Amount
	reclassified	reclassified	reclassified
	from	from	from
	accumulated	accumulated	accumulated
Details about accumulated other	other	other	other
comprehensive income (loss)	comprehensive	comprehensive	comprehensive	Affected line item where
components:	income (loss)	income (loss)	income (loss)	net income is presented
Currency translation adjustments	$—	$—	$(136,806)	Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net
	—	—	17,948	Net income attributable to noncontrolling interests
	$—	$—	(118,858)

Accumulated derivative losses, net	$(7,020)	$(9,419)	$(12,230)	Interest expense
	—	—	(586)	Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net
	923	1,233	1,681	Net income attributable to noncontrolling interests
	$(6,097)	$(8,186)	$(11,135)

Realized gain on sale of marketable securities	$—	$21,541	$—	Other income
	—	(2,820)	—	Net income attributable to noncontrolling interests
	$—	$18,721	$—

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The Operating Partnership

The changes in accumulated other comprehensive income (loss) by component consisted of the following as of December 31, 2018:

			Net unrealized
	Currency	Accumulated	losses on
	translation	derivative	marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(135,940)	$9,263	$(425)	$(127,102)
Other comprehensive (loss) income before reclassifications	(47,038)	21,633	373	(25,032)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7,020	—	7,020
Net current-period other comprehensive (loss) income	(47,038)	28,653	373	(18,012)
Ending balance	$(182,978)	$37,916	$(52)	$(145,114)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2018	2017	2016
	Amount	Amount	Amount
	reclassified	reclassified	reclassified
	from	from	from
	accumulated	accumulated	accumulated
Details about accumulated other	other	other	other
comprehensive income (loss)	comprehensive	comprehensive	comprehensive	Affected line item where
components:	income (loss)	income (loss)	income (loss)	net income is presented
Currency translation adjustments	$—	$—	$(136,806)	Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net

Accumulated derivative losses, net	$(7,020)	$(9,419)	$(12,230)	Interest expense
	—	—	(586)	Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net
	$(7,020)	$(9,419)	$(12,816)

Realized gain on sale of marketable securities	$—	$21,541	$—	Other income

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

We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation or otherwise. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. As of December 31, 2018, for substantially all of our leases in the U.S. mall portfolio, we receive a fixed payment from the tenant for the CAM component which is recognized as revenue when earned. When not reimbursed by the fixed‑CAM component, CAM expense reimbursements are based on the tenant’s proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We accrue reimbursements from tenants for recoverable portions of all of these expenses as revenue in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.  As discussed in Note 3, upon adoption of Accounting Standards Update (ASU) 2016-02 and its related amendments on January 1, 2019, fixed CAM reimbursements for new or amended leases are recognized on a straight-line basis over the term of the respective leases.

Management Fees and Other Revenues

Management fees and other revenues are generally received from our unconsolidated joint venture properties as well as third parties. Management fee revenue is earned based on a contractual percentage of joint venture property revenue. Development fee revenue is earned on a contractual percentage of hard costs to develop a property. Leasing fee revenue is earned on a contractual per square foot charge based on the square footage of current year leasing activity. We recognize revenue for these services provided when earned based on the performance criteria.

Revenues from insurance premiums charged to unconsolidated properties are recognized on a pro‑rata basis over the terms of the policies. Insurance losses on these policies and our self‑insurance for our consolidated properties are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management’s estimates. Total insurance reserves for our insurance subsidiaries and other self‑insurance programs as of December 31, 2018 and 2017 approximated $82.5 million and $81.8 million, respectively, and are included in other liabilities in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiary is included within the “Equity Instruments and Debt Securities” section above.

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

	For the Year Ended
	December 31,
	2018	2017	2016
Balance, beginning of period	$23,460	$22,498	$30,094
Provision for credit losses	12,631	11,304	7,319
Accounts written off, net of recoveries	(9,271)	(10,342)	(14,915)
Balance, end of period	$26,820	$23,460	$22,498

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

As a partnership, the allocated share of the Operating Partnership’s income or loss for each year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements other than as discussed above for our TRSs.

As of December 31, 2018 and 2017, we had net deferred tax liabilities of $278.3 million and $301.7 million, respectively, which primarily relate to the temporary differences between the carrying value of balance sheet assets and liabilities and their tax bases. These differences were primarily created through the consolidation of various European assets in 2016 as discussed further in Note 7. Additionally, we have deferred tax liabilities related to our TRSs, consisting of operating losses and other carryforwards for U.S. federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries, though these amounts are not material to the financial statements. The net deferred tax liability is included in other liabilities in the accompanying consolidated balance sheets.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014‑09, "Revenue From Contracts With Customers." ASU 2014-09 amends the existing accounting standards for revenue recognition.  The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property, including real estate.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which requires entities to recognize changes in equity investments with readily determinable fair values in net income.  We recognized a cumulative effect adjustment of $7.3 million as of adoption on January 1, 2018 to reclassify unrealized gains previously reported in accumulated other comprehensive income for equity instruments with readily determinable fair values that were previously accounted for as available-for-sale securities and certain equity instruments previously accounted for using the cost method for which the measurement alternative described below was not elected.  For those equity instruments that do not have readily determinable fair values, the ASU permits the application of a measurement alternative using the cost of the investment, less any impairments, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer.  This guidance is applied prospectively upon the occurrence of an event which establishes fair value to all other equity instruments we account for using the measurement alternative.

In February 2016, the FASB issued ASU 2016-02, "Leases," which will result in lessees recognizing most leased assets and corresponding lease liabilities on the balance sheet.  Lessor accounting will remain substantially similar to the current accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. ASU 2016-02 also limits the capitalization of leasing costs to initial direct costs, which if applied in 2018, would have reduced our capitalized leasing costs and correspondingly increased expenses by approximately $45 million.

Substantially all of our revenues and the revenues of our equity method investments are earned from arrangements that are within the scope of ASU 2016-02. Upon adoption of ASU 2016-02 on January 1, 2019, consideration related to

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

non-lease components identified in our lease arrangements are accounted for using the guidance in ASU 2014-09, which for new and amended leases we have determined would (i) necessitate that we reallocate consideration received under many of our lease arrangements between the lease and non-lease component, (ii) result in recognizing revenue allocated to our primary non-lease component (consideration received from fixed common area maintenance arrangements) on a straight-line basis and (iii) require separate presentation of revenue recognized from lease and non-lease components on our statements of operations and comprehensive income.  However, on July 30, 2018, the FASB issued ASU 2018-11, which created a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single lease component.  We determined that our new and amended lease arrangements will meet the criteria under the practical expedient to account for lease and non-lease components as a single lease component, which alleviates the requirement upon adoption of ASU 2016-02 that we reallocate or separately present lease and non-lease components. As a result, we will recognize consideration received from fixed common area maintenance arrangements on a straight-line basis for new or amended leases as this consideration is attributed to the lease component.

Further, ASU 2016-02 requires recognition in our consolidated balance sheets of leases of land and other arrangements where we are the lessee. Upon adoption on January 1, 2019, we recognized a right of use asset and corresponding lease liability of $524.0 million representing the present value of future lease payments required under our lessee arrangements. We utilized lease terms ranging from 2019 to 2090 including periods for which exercising an extension option is reasonably assured and discount rates from 3.97% to 5.52% when determining the present value of future lease payments. All of our existing lessee arrangements upon adoption will continue to be classified as operating leases, in which case the pattern of lease expense recognition will be unchanged.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. This standard will be effective for us in fiscal years beginning after December 15, 2019. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

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

4. Real Estate Acquisitions and Dispositions

We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of retail real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during 2018, 2017, and 2016.

Our consolidated and unconsolidated acquisition and disposition activity for the periods presented are as follows:

2018 Acquisitions

On September 25, 2018, we acquired the remaining 50% interest in The Outlets at Orange from our joint venture partner. The Operating Partnership issued 475,183 units, or approximately $84.1 million, as consideration for the acquisition. The property is subject to a $215.0 million 4.22% fixed rate mortgage loan.  We accounted for this transaction as an asset acquisition and substantially all of our investment has been determined to relate to investment property.

2017 Acquisitions

On April 21, 2017, our controlled European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands for cash consideration of $69.8 million and the assumption of existing mortgage debt of $40.1 million. In May 2017, the assumed loan was refinanced with a $69.0 million mortgage loan due in 2024, after available extension options, with an interest rate of EURIBOR plus 1.85%.

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

On April 14, 2016, as discussed further in Note 7, we acquired a noncontrolling 50% interest in The Shops at Crystals.

2018 Dispositions

During 2018, we recorded net gains of $288.8 million primarily related to disposition activity which included the foreclosure of two consolidated retail properties in satisfaction of their $200.0 million and $80.0 million non-recourse mortgage loans and, as discussed in Note 7, our interest in the German department store properties owned through our investment in HBS was sold during the fourth quarter of 2018. Also, as discussed further in Note 7, Klépierre disposed of its interests in certain shopping centers during 2018, resulting in a gain of which our share was $20.2 million.

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

Simon

	For the Year Ended December 31,
	2018	2017	2016
Net Income attributable to Common Stockholders — Basic and Diluted	$2,436,721	$1,944,625	$1,835,559
Weighted Average Shares Outstanding — Basic and Diluted	309,627,178	311,517,345	312,690,756

For the year ended December 31, 2018, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the years ended December 31, 2018, 2017, and 2016. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Year Ended December 31,
	2018	2017	2016
Net Income attributable to Unitholders — Basic and Diluted	$2,805,764	$2,239,638	$2,122,236
Weighted Average Units Outstanding — Basic and Diluted	356,520,452	358,776,632	361,526,633

For the year ended December 31, 2018, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the years ended December 31, 2018, 2017, and 2016. We accrue distributions when they are declared.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The taxable nature of the dividends declared and Operating Partnership distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2018	2017	2016
Total dividends/distributions paid per common share/unit	$7.90	$7.15	$6.50
Percent taxable as ordinary income	96.20%	100.00%	99.70%
Percent taxable as long-term capital gains	3.80%	0.00%	0.30%
	100.00%	100.00%	100.00%

In the first quarter of 2019, Simon’s Board of Directors declared a quarterly cash dividend of $2.05 per share of common stock payable on February 28, 2019 to stockholders of record on February 14, 2019. The Operating Partnership’s distribution rate on our units is equal to the dividend rate on Simon’s common stock.

6. Investment Properties

Investment properties consist of the following as of December 31:

	2018	2017
Land	$3,673,023	$3,635,316
Buildings and improvements	32,994,937	32,379,190
Total land, buildings and improvements	36,667,960	36,014,506
Furniture, fixtures and equipment	424,710	378,958
Investment properties at cost	37,092,670	36,393,464
Less — accumulated depreciation	12,884,539	11,935,949
Investment properties at cost, net	$24,208,131	$24,457,515
Construction in progress included above	$561,556	$503,692

7. Investments in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 81 properties as of December 31, 2018 and 2017, respectively.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of December 31, 2018 and 2017, we had construction loans and other advances to related parties totaling $85.8 million and $87.0 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Unconsolidated Property Transactions

On September 25, 2018, as discussed in Note 4, we acquired the remaining 50% interest in The Outlets at Orange from our joint venture partner.  The Operating Partnership issued 475,183 units at a price of $176.99 to acquire this remaining interest.  As a result of this acquisition, we now own 100% of this property.

On June 7, 2018, Aventura Mall, a property in which we own a 33.3% interest, refinanced its $1.2 billion mortgage loan and its $200.8 million construction loan with a $1.75 billion mortgage loan at a fixed interest rate of 4.12% that matures on July 1, 2028.  An early repayment charge of $30.9 million was incurred at the property, which along with the write-off of deferred debt issuance costs of $6.5 million, is included in interest expense in the accompanying combined joint venture statements of operations.  Our $12.5 million share of the charge associated with the repayment is included in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Excess proceeds from the financing were distributed to the venture partners.

We have a 50% noncontrolling interest in a joint venture with Seritage Growth Properties, or Seritage, which originally held an interest in ten Sears properties located in our malls. On November 3, 2017, we acquired additional interests in the real estate assets and/or rights to terminate leases related to twelve Sears stores located at our malls (including five stores previously held in our joint venture with Seritage), in order to redevelop these properties.  Our cost of this transaction after partner participation was $149.1 million, which is reflected as investment property.

In May 2017, Colorado Mills, a property in which we have a 37.5% interest, sustained significant hail damage.  During the second quarter of 2017, the property recorded an impairment charge of approximately $32.5 million based on the net carrying value of the assets damaged, which was fully offset by anticipated insurance recoveries.  As of December 31, 2018, the property had received business interruption proceeds and also property damage proceeds of $65.9 million, which resulted in the property recording a $33.4 million gain in 2018.  Our $12.5 million share of the gain is reflected within the gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

On September 15, 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  As a result, we recognized a $35.6 million non‑cash gain representing the increase in value of our previously held interest in the licensing venture, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.  At December 31, 2018, our noncontrolling equity method interests in the operations venture of Aéropostale and in ABG was 44.95% and 5.40%, respectively.

On April 14, 2016, we and a joint venture partner completed the acquisition of The Shops at Crystals, a luxury shopping center on the Las Vegas Strip, for $1.1 billion. The transaction was funded with a combination of cash on hand, cash from our partner, and a $550.0 million, 3.74% fixed-rate mortgage loan that will mature on July 1, 2026. We have a 50% noncontrolling interest in this joint venture and manage the day-to-day operations. Substantially all of our investment has been determined to relate to investment property based on estimated fair values at the acquisition date.

On April 5, 2016, Quaker Bridge Mall, in which we own a 50% noncontrolling interest, completed a $180.0 million mortgage financing with a fixed interest rate of 4.50% that matures on May 1, 2026. Proceeds of approximately $180.0 million from the financing were distributed to the joint venture partners in April 2016.

As of December 31, 2018 and 2017, we had an 11.7% noncontrolling equity interest in HBS, a joint venture we formed with Hudson’s Bay Company. As of December 31, 2017, HBS had 42 properties in the U.S. and 41 properties in Germany.  During the fourth quarter of 2018, our interest in the German department store properties was sold to Hudson’s Bay Company and SIGNA Retail Holdings resulting in a gain of $91.1 million. As of December 31, 2018, HBS continues to own 42 U.S. properties.  Our share of net income, net of amortization of our excess investment, was $15.1 million and $16.1 million for the year ended December 31, 2018 and 2017, respectively.  Total assets and total liabilities of HBS as of December 31, 2018 were $1.7 billion and $834.1 million, respectively.  Total revenues, operating income and consolidated net income were approximately $326.3 million, $196.3 million and $105.9 million, respectively, for the year ended December 31, 2018 and $351.0 million, $313.8 million, and $220.2 million, respectively for the year ended December 31, 2017.

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

European Investments

At December 31, 2018, we owned 63,924,148 shares, or approximately 21.3%, of Klépierre, which had a quoted market price of $30.86 per share.  Our share of net income, net of amortization of our excess investment, was $98.8 million, $50.0 million and $41.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total assets, total liabilities, and noncontrolling interests were $20.0 billion, $12.7 billion, and $1.4 billion, respectively, as of December 31, 2018 and $21.8 billion, $13.7 billion, and $1.6 billion, respectively, as of December 31, 2017. Klépierre’s total revenues, operating income and consolidated net income were approximately $1.6 billion, $670.4 million and $693.0 million, respectively, for the year ended December 31, 2018, $1.5 billion, $545.7 million and $381.3 million, for the year ended December 31, 2017, and $1.5 billion, $449.9 million and $310.9 million, respectively, for the year ended December 31, 2016.

During the years ended December 31, 2018, 2017 and 2016, Klépierre completed the disposal of its interests in certain shopping centers. In connection with these disposals, we recorded gains of $20.2 million, $5.0 million and $8.1 million, respectively, representing our share of the gains recognized by Klépierre, which is included in gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We had an interest in a European investee that had interests in nine Designer Outlet properties as of December 31, 2018 and 2017, and seven Designer Outlet properties at December 31, 2016.  On January 1, 2016, we gained control of the entity through terms of the underlying venture agreement, requiring a remeasurement of our previously held equity interest to fair value resulting in a non-cash gain of $12.1 million in earnings during the first quarter of 2016, including amounts reclassified from accumulated other comprehensive income (loss) related to the currency translation adjustment previously recorded on our investment. The gain is included in gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.  As a result of the change in control, we consolidated two of the outlet properties on January 1, 2016. The consolidation required us to recognize the entity's identifiable assets and liabilities at fair value in our consolidated financial statements along with the fair value of the related redeemable noncontrolling interest representing our partners' share. The fair value of the consolidated assets and liabilities relates primarily to investment property, investments in unconsolidated entities and assumed mortgage debt.  Due to certain redemption rights held by our venture partner, the noncontrolling interest is presented (i) in the accompanying Simon consolidated balance sheets outside of equity in limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and (ii) in the accompanying Operating Partnership consolidated balance sheets within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties.

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

On April 21, 2017, this European investee acquired a 100% interest in an outlet center in Roosendaal, Netherlands for cash consideration of $69.8 million and the assumption of existing mortgage debt of $40.1 million. In May, the assumed loan was refinanced with a $69.0 million mortgage loan due in 2024, after available extension options, with an interest rate of EURIBOR plus 1.85%. Substantially all of our investment has been determined to relate to investment property based on estimated fair value at the acquisition date.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties and third parties.

As of December 31, 2018, our legal percentage ownership interests in these properties ranged from 45% to 94%.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we have a direct minority ownership in three of those outlets. At December 31, 2018 and 2017, the carrying value of these equity instruments was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $232.1 million and $230.3 million as of December 31, 2018 and 2017, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $166.3 million and $149.1 million as of December 31, 2018 and 2017, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

A summary of our equity method investments and share of income from such investments, excluding Klépierre, Aéropostale, ABG, and HBS, follows. During 2017, we disposed of our interest in one retail property.  During 2016, we disposed of our interests in four retail properties and our investments in two multi-family residential assets.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

COMBINED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets:
Investment properties, at cost	$18,807,449	$18,328,747
Less - accumulated depreciation	6,834,633	6,371,363
	11,972,816	11,957,384
Cash and cash equivalents	1,076,398	956,084
Tenant receivables and accrued revenue, net	445,148	403,125
Deferred costs and other assets	390,818	355,585
Total assets	$13,885,180	$13,672,178
Liabilities and Partners’ Deficit:
Mortgages	$15,235,415	$14,784,310
Accounts payable, accrued expenses, intangibles, and deferred revenue	976,311	1,033,674
Other liabilities	344,205	365,857
Total liabilities	16,555,931	16,183,841
Preferred units	67,450	67,450
Partners’ deficit	(2,738,201)	(2,579,113)
Total liabilities and partners’ deficit	$13,885,180	$13,672,178
Our Share of:
Partners’ deficit	$(1,168,216)	$(1,144,620)
Add: Excess Investment	1,594,198	1,733,063
Our net Investment in unconsolidated entities, at equity	$425,982	$588,443

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

As of December 31, 2018, scheduled principal repayments on joint venture properties’ mortgage indebtedness are as follows:

2019	$552,914
2020	1,114,394
2021	2,272,043
2022	1,831,834
2023	1,138,416
Thereafter	8,367,996
Total principal maturities	15,277,597
Net unamortized debt premium	2,225
Debt issuance costs	(44,407)
Total mortgages and unsecured indebtedness	$15,235,415

This debt becomes due in installments over various terms extending through 2035 with interest rates ranging from 0.31% to 11.59% and a weighted average interest rate of 4.05% at December 31, 2018.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

COMBINED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2018	2017	2016
REVENUE:
Minimum rent	$1,949,523	$1,868,613	$1,823,674
Overage rent	230,145	210,909	200,638
Tenant reimbursements	880,042	860,778	862,155
Other income	326,575	290,515	237,782
Total revenue	3,386,285	3,230,815	3,124,249
OPERATING EXPENSES:
Property operating	590,921	551,885	538,002
Depreciation and amortization	652,968	640,286	588,666
Real estate taxes	259,567	245,646	239,917
Repairs and maintenance	87,408	81,309	76,380
Advertising and promotion	87,349	86,480	88,956
Provision for credit losses	14,042	6,645	7,603
Other	187,292	184,037	183,435
Total operating expenses	1,879,547	1,796,288	1,722,959
Operating Income Before Other Items	1,506,738	1,434,527	1,401,290
Interest expense	(663,693)	(593,062)	(585,958)
Gain (loss) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	33,367	(2,239)	101,051
Net Income	$876,412	$839,226	$916,383
Third-Party Investors’ Share of Net Income	$436,767	$424,533	$452,844
Our Share of Net Income	$439,645	$414,693	$463,539
Amortization of Excess Investment	(85,252)	(89,804)	(94,213)
Our Share of (Gain) Loss on Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities, net	(12,513)	1,342	(22,636)
Our Share of Gain on Sale or Disposal of, or Recovery on, Assets and Interests Included in Other Income in the Consolidated Financial Statements	—	—	(36,153)
Income from Unconsolidated Entities	$341,880	$326,231	$310,537

Our share of income from unconsolidated entities in the above table, aggregated with our share of results of Klépierre, Aéropostale, ABG, and HBS, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain or loss on sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

8. Indebtedness and Derivative Financial Instruments

Our mortgages and unsecured indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2018	2017
Fixed-Rate Debt:
Mortgage notes, including $11,822 and $16,869 of net premiums and $14,522 and $16,106 of debt issuance costs, respectively. Weighted average interest and maturity of 3.91% and 5.6 years at December 31, 2018.	$6,099,787	$6,020,552
Unsecured notes, including $44,691 and $51,657 of net discounts and $58,822 and $68,535 of debt issuance costs, respectively. Weighted average interest and maturity of 3.18% and 7.2 years at December 31, 2018.	15,535,468	16,375,713
Commercial Paper (see below)	758,681	978,467
Total Fixed-Rate Debt	22,393,936	23,374,732
Variable-Rate Debt:
Mortgages notes, including $5,901 and $8,988 of debt issuance costs, respectively. Weighted average interest and maturity of 3.15% and 3.1 years at December 31, 2018.	736,274	883,781
Credit Facility (see below), including $16,930 and $17,106 of debt issuance costs, respectively, at December 31, 2018.	108,070	305,530
Total Variable-Rate Debt	844,344	1,189,311
Other Debt Obligations	67,255	68,420
Total Mortgages and Unsecured Indebtedness	$23,305,535	$24,632,463

General.  Our unsecured debt agreements contain financial covenants and other non‑financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2018, we were in compliance with all covenants of our unsecured debt.

At December 31, 2018, our consolidated subsidiaries were the borrowers under 45 non‑recourse mortgage notes secured by mortgages on 48 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2018, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually or in the aggregate, giving effect to applicable cross‑default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Unsecured Debt

At December 31, 2018, our unsecured debt consisted of $15.6 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Credit Facility, and $758.7 million outstanding under the Operating Partnership’s global unsecured commercial paper program, or Commercial Paper program.

On December 31, 2018, we had an aggregate available borrowing capacity of $6.6 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the year ended December 31, 2018 was $423.1 million and the weighted average outstanding balance was $238.1 million. Letters of credit of $11.3 million were outstanding under the Credit Facilities as of December 31, 2018.

The Credit Facility’s initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.  Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined.  The initial maturity date of the Credit Facility is June 30, 2021 and can be extended for an additional year to June 30, 2022 at our sole option, subject to our continued compliance with the terms thereof.  The base interest rate on the Credit Facility is LIBOR plus 77.5 basis points with an additional facility fee of 10 basis points.

On February 15, 2018, the Operating Partnership amended and extended the Supplemental Facility. The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. The initial maturity date of the Supplemental Facility was extended to June 30, 2022 and can be extended for an additional year to June 30, 2023 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility was reduced to LIBOR plus 77.5 basis points from LIBOR plus 80 basis points, with an additional facility fee of 10 basis points.

The Operating Partnership also has available a Commercial Paper program. On November 14, 2018, we amended the Commercial Paper program to increase the initial borrowing capacity of $1.0 billion to $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2018, we had $758.7 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 2.49%.  These borrowings have a weighted average maturity date of February 20, 2019 and reduce amounts otherwise available under the Credit Facilities.

On January 3, 2018, the Operating Partnership redeemed at par $750.0 million of senior unsecured notes with a fixed interest rate of 1.50%.

On July 10, 2018, the Operating Partnership repaid Yen-denominated borrowings of $201.3 million (U.S. dollar equivalent) on the Credit Facility.

On February 1, 2019, the Operating Partnership repaid at maturity $600.0 million of senior unsecured notes with a fixed interest rate of 2.20%.

Mortgage Debt

Total mortgage indebtedness was $6.8 billion and $6.9 billion at December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, we repaid a mortgage loan of $86.6 million with an interest rate of 7.79%.

On July 30, 2018, Noventa di Piave Designer Outlet, in which we own a 90% interest, refinanced its €110.0 million, 1.68% variable rate mortgage loan maturing in 2020 with a €260.0 million, 2.00% fixed rate mortgage loan that matures in 2025.

On September 25, 2018, as discussed in Note 7, we acquired the remaining 50% interest in The Outlets at Orange from our joint venture partner, resulting in the consolidation of the existing fixed rate mortgage loan of $215.0 million. The loan matures on April 1, 2024 and bears interest at 4.22%.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Debt Maturity and Other

Our scheduled principal repayments on indebtedness as of December 31, 2018 are as follows:

2019	$1,416,309	(1)
2020	1,972,316
2021	3,146,997
2022	3,596,138
2023	1,869,674
Thereafter	11,365,890
Total principal maturities	23,367,324
Net unamortized debt premium	(32,869)
Debt issuance costs, net	(96,175)
Other Debt Obligations	67,255
Total mortgages and unsecured indebtedness	$23,305,535

(1)Includes $600.0 million aggregate principal amount of 2.20% senior unsecured notes repaid at maturity on February 1, 2019 and $758.7 million in Global Commercial Paper - USD.

Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2018	2017	2016
Cash paid for interest	$811,971	$814,729	$887,118

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

The unamortized loss on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $3.0 million and $10.1 million as of December 31, 2018 and 2017, respectively.  Within the next year, we expect to reclassify to earnings approximately $4.3 million of losses related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

Debt Issuance Costs

Our debt issuance costs consist primarily of financing fees we incurred in order to obtain long-term financing. We record amortization of debt issuance costs on a straight-line basis over the terms of the respective loans or agreements. Details of those debt issuance costs as of December 31 are as follows:

	2018	2017
Debt issuance costs	$204,189	$200,646
Accumulated amortization	(108,014)	(89,912)
Debt issuance costs, net	$96,175	$110,734

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

	For the Year Ended December 31,
	2018	2017	2016
Amortization of debt issuance costs	$21,445	$21,707	$21,703
Amortization of debt discounts/(premiums)	1,618	1,357	(14,583)

Fair Value of Debt

The carrying value of our variable‑rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed‑rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed‑rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed‑rate mortgages and unsecured indebtedness including commercial paper was $22.4 billion and $23.4 billion as of December 31, 2018 and 2017, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	December 31,	December 31,
	2018	2017
Fair value of fixed rate mortgages and unsecured indebtedness	$22,323	$24,003
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	4.55%	4.25%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	4.50%	4.10%

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

9. Rentals under Operating Leases

Future minimum rentals to be received under non‑cancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume as of December 31, 2018 are as follows:

2019	$2,864,804
2020	2,596,538
2021	2,300,681
2022	1,989,319
2023	1,609,389
Thereafter	3,791,543
$15,152,274

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

Common Stock and Unit Issuances and Repurchases

In 2018, Simon issued 92,732 shares of common stock to two limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the year ended December 31, 2018, the Operating Partnership redeemed 454,704 units from eight limited partners for $81.5 million in cash.  These transactions increased Simon’s ownership interest in the Operating Partnership.

On September 25, 2018, the Operating Partnership issued 475,183 units in connection with the acquisition of the remaining 50% interest in The Outlets at Orange, as discussed in Note 4.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new program, the Company may purchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the year ended December 31, 2018, Simon repurchased 2,275,194 shares at an average price of $155.64 per share as part of this program.  During the year ended December 31, 2017, Simon repurchased 2,468,630 shares at an average price of $164.87 per share as part of this program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control, are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded and presented within accumulated deficit in the consolidated statements of equity in the line issuance of unit equivalents and other. There were no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2018 and 2017.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2018	2017
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	204,626	164,943
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$230,163	$190,480

7.50% Cumulative Redeemable Preferred Units.  This series of preferred units accrues cumulative quarterly distributions at a rate of $7.50 annually. The preferred units are redeemable by the Operating Partnership upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock at our election. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the option of the Operating Partnership in either cash or shares of common stock.  These preferred units have a carrying value of $25.5 million and are included in limited partners’ preferred interest in the Operating Partnership in the consolidated balance sheets at December 31, 2018 and 2017.

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

Noncontrolling Redeemable Interests in Properties   Redeemable instruments, which typically represent the remaining interest in a property or portfolio of properties, and which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity.  The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within equity and are presented in the consolidated statements of equity in the line issuance of unit equivalents and other.  There are no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2018 and 2017.  The following table summarizes the preferred units and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2018	2017
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	204,626	164,943
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$230,163	$190,480

7.50% Cumulative Redeemable Preferred Units   The 7.50% preferred units accrue cumulative quarterly distributions at a rate of $7.50 annually.  We may redeem the preferred units upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder.  The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon at our election.  In the event of the death of a holder of the 7.5% preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the Operating Partnership’s option in either cash or fully registered shares of common stock of Simon.  These preferred units have a carrying value of $25.5 million and are included in preferred units, at liquidation value in the consolidated balance sheets at December 31, 2018 and 2017.

Permanent Equity

Simon

Preferred Stock.  Dividends on all series of preferred stock are calculated based upon the preferred stock’s preferred return multiplied by the preferred stock’s corresponding liquidation value. The Operating Partnership pays preferred distributions to Simon equal to the dividends Simon pays on the preferred stock issued.

Series J 8 3/8% Cumulative Redeemable Preferred Stock.  Dividends accrue quarterly at an annual rate of 8 3/8% per share. Simon can redeem this series, in whole or in part, on or after October 15, 2027 at a redemption price of $50.00 per share, plus accumulated and unpaid dividends. This preferred stock was issued at a premium of $7.5 million. The unamortized premium included in the carrying value of the preferred stock at December 31, 2018 and 2017 was $2.9 million and $3.2 million, respectively.

The Operating Partnership

Series J 8 3/8% Cumulative Redeemable Preferred Units.     Distributions accrue quarterly at an annual rate of 8 3/8% per unit on the Series J 8 3/8% preferred units, or Series J preferred units.  Simon owns all of the Series J preferred units which have the same economic rights and preferences of an outstanding series of Simon preferred stock.  The Operating Partnership can redeem this series, in whole or in part, when Simon can redeem the related preferred stock, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. The Series J preferred units were issued at a premium of $7.5 million.  The unamortized premium included in the carrying value of the preferred units at December 31, 2018 and 2017 was $2.9 million and $3.2 million, respectively.  There are 1,000,000 Series J preferred units authorized and 796,948 Series J preferred units issued and outstanding.

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

Directors who are not also our employees or employees of our affiliates are eligible to receive awards under the 1998 plan. Each independent director receives an annual cash retainer of $110,000, and an annual restricted stock award with a grant date value of $175,000. Committee chairs receive annual retainers for the Company’s Audit, Compensation, and Governance and Nominating Committees of $35,000, $35,000 and $25,000, respectively.  Directors receive fixed annual retainers for service on the Audit, Compensation and Governance and Nominating Committees, of $15,000, $15,000, and $10,000, respectively. The Lead Director receives an annual retainer of $50,000.  These retainers are paid 50% in cash and 50% in restricted stock.

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

Stock Based Compensation

Awards under our stock based compensation plans primarily take the form of LTIP units and restricted stock grants. Restricted stock and awards under the LTIP programs are either market or performance-based and are based on various individual, corporate and business unit performance measures as further described below. The expense related to these programs, net of amounts capitalized, is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.

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

Awards under the LTIP program for 2016 will be considered earned if, and only to the extent to which, applicable total shareholder return, or TSR, performance measures, as defined in the applicable award agreements, are achieved during the applicable performance periods. Once earned, LTIP units are subject to a two-year vesting period. One‑half of

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

the earned LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period.

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

The grant date fair value of the portion of the LTIP units based on achieving the target FFO performance criteria is $6.1 million for the Tranche A LTIP units and the Tranche B LTIP units, for a total of $12.1 million.  The 2018 LTIP program provides that the value of the FFO-based award may be adjusted up or down based on the Company’s performance compared to the target FFO performance criteria and has a maximum potential fair value of $18.2 million.  The value of the FFO-based award is recorded as expense over the period from the grant date to the date at which the awards, if earned, would become vested, based on our assessment as to whether it is probable that the performance criteria will be achieved during the applicable performance periods.

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

The Compensation Committee approved LTIP unit grants as shown in the table below. The extent to which LTIP units were earned, and the aggregate grant date fair value, are as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of FFO-Based Award
2013-2015 LTIP program	466,405	$28.5 million	—
2014-2016 LTIP program	120,314	$27.5 million	—
2015-2017 LTIP program	—	$21.6 million	—
2016-2018 LTIP program	To be determined in 2019	$22.7 million	—
2018 LTIP program - Tranche A	To be determined in 2020	$6.1 million	$6.1 million
2018 LTIP program - Tranche B	To be determined in 2021	$6.1 million	$6.1 million

We recorded compensation expense, net of capitalization and forfeitures, related to these LTIP programs of approximately $12.0 million, $14.0 million, and $31.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Restricted Stock.  The 1998 plan also provides for shares of restricted stock to be granted to certain employees at no cost to those employees, subject to achievement of individual performance and certain financial and return‑based performance measures established by the Compensation Committee related to the most recent year’s performance. Once granted, the shares of restricted stock then vest annually over a three‑year or a four‑year period (as defined in the award). The cost of restricted stock grants, which is based upon the stock’s fair market value on the grant date, is recognized as expense ratably over the vesting period. Through December 31, 2018 a total of 5,786,423 shares of restricted stock, net of

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

forfeitures, have been awarded under the 1998 plan. Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended
	December 31,
	2018	2017	2016
Shares of restricted stock awarded during the year, net of forfeitures	51,756	76,660	63,324
Weighted average fair value of shares granted during the year	$153.24	$170.81	$209.16
Annual amortization	$12,029	$13,911	$12,024

We recorded compensation expense, net of capitalization, related to restricted stock for employees and non-employee directors of approximately $7.8 million, $9.0 million, and $9.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Other Compensation Arrangements.  On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted David Simon, Simon’s Chairman, Chief Executive Officer and President, a retention award in the form of 1,000,000 LTIP units, or the Award, for his continued service through July 5, 2019. Effective December 31, 2013, the Award was modified, or the Current Award, and as a result the LTIP units would become earned and eligible to vest based on the attainment of Company‑based performance goals, in addition to the service‑based vesting requirement included in the original Award. The Current Award does not contain an opportunity for Mr. Simon to receive additional LTIP units above and beyond the original Award should our performance exceed the higher end of the performance criteria. The performance criteria of the Current Award are based on the attainment of specific FFO per share.  Because the performance criteria has been met, a maximum of  360,000 LTIP units, or the A units, 360,000 LTIP units, or the B units, and 280,000 LTIP units, or the C units, became earned on December 31, 2015, December 31, 2016 and December 31, 2017, respectively.  If the relevant performance criteria had not been achieved, all or a portion of the Current Award would have been forfeited. The earned A units vested on January 1, 2018, earned B units vested on January 1, 2019 and earned C units will vest on June 30, 2019, subject to Mr. Simon’s continued employment through such applicable date. The grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight‑year term of his employment agreement on a straight‑line basis based on the applicable vesting periods of the A units, B units and C units.

We also maintain a tax‑qualified retirement 401(k) savings plan and offer no other post‑retirement or post‑employment benefits to our employees.

Exchange Rights

Simon

Limited partners in the Operating Partnership have the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by Simon’s Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon’s common stock at that time. At December 31, 2018, Simon had reserved 50,643,747 shares of common stock for possible issuance upon the exchange of units, stock options and Class B common stock.

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

Subsequent to December 31, 2018, we settled a lawsuit with our former insurance broker, Aon Risk Services Central Inc., related to the significant flood damage sustained at Opry Mills in May 2010. In accordance with a previous agreement with the prior co-investor in Opry Mills, a portion of the settlement was remitted to the co-investor.  Our share of the settlement was approximately $68.0 million, which was recorded as other income in the first quarter of 2019.

Lease Commitments

As of December 31, 2018, a total of 23 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2019 to 2090. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property. In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2019 to 2028. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate and utility expenses. Some of our ground and office leases include escalation clauses and renewal options. We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Year Ended
	December 31,
	2018	2017	2016
Ground lease expense	$42,670	$40,864	$38,764
Office lease expense	4,650	4,481	4,105

Future minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2019	$32,417
2020	32,403
2021	32,686
2022	32,698
2023	32,729
Thereafter	947,886
$1,110,819

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Insurance

We maintain insurance coverage with third party carriers who provide a portion of the coverage for specific layers of potential losses, including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third party carriers is either insured through our wholly‑owned captive insurance company, Bridgewood Insurance Company, Ltd., or other financial arrangements controlled by us. If required, a third party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier’s policy. A similar policy written either through our captive insurance company or other financial arrangements controlled by us also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

We currently maintain insurance coverage against acts of terrorism on all of our properties in the United States on an “all risk” basis in the amount of up to $1 billion. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks where we operate could adversely affect our property values, revenues, consumer traffic and tenant sales.

Hurricane Impacts

During the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant damage as a result of Hurricane Maria.  Due to the conditions on the island, we were unable to determine a reliable estimate or a range of reliable estimates of the extent of the damages at these properties at the end of the third quarter of 2017.  During the fourth quarter of 2017, as additional information became available, we recorded an impairment of approximately $19.0 million related to damages at these properties, which was offset by an insurance recovery receivable.

Since the date of the loss, we have received $56.6 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $38.7 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  In 2018, we recorded $17.9 million as business interruption proceeds in other income in the accompanying consolidated statements of operations and comprehensive income.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non‑recourse to us. As of December 31, 2018 and 2017, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $216.1 million and $211.6 million, respectively (of which we have a right of recovery from our venture partners of $10.8 million). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which have estimated fair values in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets and The Mills rely heavily upon anchor tenants to attract customers; however, anchor retailers do not contribute materially to our financial results as many anchor retailers own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

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

12. Related Party Transactions

Our management company provides management, insurance, and other services to Melvin Simon & Associates, Inc., a related party, unconsolidated joint ventures, and other non‑owned related party properties. Amounts for services provided by our management company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the Year Ended
	December 31,
	2018	2017	2016
Amounts charged to unconsolidated joint ventures	$111,476	$116,447	$138,496
Amounts charged to properties owned by related parties	4,810	4,812	5,384

During 2018, 2017 and 2016, we recorded development, royalty and other fee income, net of elimination, related to our international investments of $16.0 million, $15.5 million and $14.4 million, respectively. Also during 2018, 2017 and 2016, we received fees related to financing services, net of elimination, provided to unconsolidated joint ventures of $0.5 million, $1.6 million and $9.1 million, respectively. The fees related to our international investments and financing activities are included in other income in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

13. Quarterly Financial Data (Unaudited)

Quarterly 2018 and 2017 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2018
Total revenue	$1,399,814	$1,388,358	$1,409,005	$1,460,743
Operating income before other items	701,933	737,675	717,391	754,089
Consolidated net income	715,524	631,414	642,212	833,192
Simon Property Group, Inc.
Net income attributable to common stockholders	$620,654	$547,004	$556,267	$712,796
Net income per share — Basic and Diluted	$2.00	$1.77	$1.80	$2.30
Weighted average shares outstanding — Basic and Diluted	310,583,643	309,355,154	309,294,045	309,293,708
Simon Property Group, L.P.
Net income attributable to unitholders	$714,303	$629,822	$640,402	$821,237
Net income per unit — Basic and Diluted	$2.00	$1.77	$1.80	$2.30
Weighted average units outstanding — Basic and Diluted	357,446,988	356,181,817	356,073,080	356,396,387
2017
Total revenue	$1,345,763	$1,361,548	$1,403,638	$1,427,692
Operating income before other items	676,671	686,149	690,068	749,452
Consolidated net income	551,075	441,373	592,635	659,821
Simon Property Group, Inc.
Net income attributable to common stockholders	$477,736	$381,990	$513,783	$571,116
Net income per share — Basic and Diluted	$1.53	$1.23	$1.65	$1.84
Weighted average shares outstanding — Basic and Diluted	312,809,981	311,579,301	310,853,299	310,855,573
Simon Property Group, L.P.
Net income attributable to unitholders	$550,006	$439,986	$591,872	$657,774
Net income per unit — Basic and Diluted	$1.53	$1.23	$1.65	$1.84
Weighted average units outstanding — Basic and Diluted	360,130,442	358,865,806	358,115,572	358,025,108

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of Simon’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2018, Simon’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of Simon's internal control over financial reporting as of December 31, 2018 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, Simon's internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2018, the Operating Partnership’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of the Operating Partnership’s internal control over financial reporting as of December 31, 2018 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2019 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption "Executive Officers of the Registrant" in Part I hereof.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2019 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2019 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2019 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2019 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

The Audit Committee of Simon's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP, or Ernst & Young, Simon’s and the Operating Partnership’s independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made.  We have incurred fees as shown below for services from Ernst & Young as Simon’s and the Operating Partnership’s independent registered public accounting firm and for services provided to our managed consolidated and joint venture properties and our consolidated non-managed properties. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2018 and 2017, respectively:

	2018	2017
Audit Fees (1)	$3,941,000	$3,959,000
Audit Related Fees (2)	5,024,000	5,124,000
Tax Fees (3)	191,000	336,000
All Other Fees	—	—

(1)Audit Fees include fees for the audits of the financial statements and the effectiveness of internal control over financial reporting for Simon and the Operating Partnership and services associated with the related SEC registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)Audit‑Related Fees include audits of individual or portfolios of properties and schedules to comply with lender, joint venture partner or contract requirements and due diligence services.  Our share of these Audit-Related Fees was approximately 60% and 59% for the years ended 2018 and 2017, respectively.

(3)Tax Fees include fees for international and other tax consulting services and tax return compliance services associated with the tax returns for certain joint ventures as well as other miscellaneous tax compliance services.  Our share of these Tax Fees was approximately 59% and 79% for 2018 and 2017, respectively.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

			Page No.
(a)	(1)	Financial Statements
		The following consolidated financial statements of Simon Property Group, Inc. and Simon Property Group, L.P. are set forth in Part II, item 8.
		Reports of Independent Registered Public Accounting Firm	74
		Consolidated Financial Statements of Simon Property Group, Inc. Consolidated Balance Sheets as of December 31, 2018 and 2017	78
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	79
		Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	80
		Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016	81
		Consolidated Financial Statements of Simon Property Group, L.P. Consolidated Balance Sheets as of December 31, 2018 and 2017	82
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	83
		Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	84
		Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016	85
		Notes to Consolidated Financial Statements	86
	(2)	Financial Statement Schedule
		Simon Property Group, Inc. and Simon Property Group, L.P. Schedule III — Schedule of Real Estate and Accumulated Depreciation	136
		Notes to Schedule III	142
		Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	129

Item 16.  Form 10-K Summary

None.

EXHIBIT INDEX

Exhibits
2.1

Separation and Distribution Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated as of May 27, 2014 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8‑K filed May 29, 2014).

3.1		Restated Certificate of Incorporation of Simon Property Group, Inc. (incorporated by reference to Appendix A of Simon Property Group, Inc.’s Proxy Statement on Schedule 14A filed March 27, 2009).

3.2

Amended and Restated By-Laws of Simon Property Group, Inc. as adopted on March 20, 2017 (incorporated by reference to Exhibit 3.1 of Simon Property Group, Inc.’s Current Report on Form 8-K filed March 24, 2017).

3.3

Certificate of Powers, Designations, Preferences and Rights of the 8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed October 20, 2004).

3.4

Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed May 15, 2014).

3.5

Second Amended and Restated Certificate of Limited Partnership of the Limited Partnership (incorporated by reference to Exhibit 3.1 of Simon Property Group, L.P.'s Annual Report on Form 10-K filed March 31, 2003).

3.6

Eighth Amended and Restated Limited Partnership Agreement of Simon Property Group, L.P. dated as of May 8, 2008 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed May 9, 2008).

3.7

Certificate of Designation of Series B Junior Participating Redeemable Preferred Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 3.1 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed August 8, 2014).

3.8

Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated March 7, 2007, but effective as of August 27, 1999, regarding a prior agreement filed under an exhibit 99.1 to Form S-3/A of Simon Property Group, L.P. on November 20, 1996 (incorporated by reference to Exhibit 3.4 of Simon Property Group, L.P.'s Annual Report on Form 10-K filed March 16, 2007).

3.9

Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated April 29, 2009, but effective as of October 14, 2004, regarding redemption of the Registrant's Series I Preferred Units (incorporated by reference to Exhibit 3.2 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 8, 2009).

4.1	(a)

Indenture, dated as of November 26, 1996, by and among Simon Property Group, L.P. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 of Simon Property Group, L.P.'s Registration Statement on Form S-3 filed October 21, 1996 (Reg. No. 333-11491)).

9.1

Second Amended and Restated Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between Melvin Simon & Associates, Inc., on the one hand and Melvin Simon, Herbert Simon and David Simon on the other hand (incorporated by reference to Exhibit 9.1 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed May 10, 2004).

9.2

Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between David Simon, Melvin Simon and Herbert Simon (incorporated by reference to Exhibit 9.2 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed May 10, 2004).

10.1

Form of the Indemnity Agreement between Simon Property Group, Inc. and its directors and officers (incorporated by reference to Exhibit 10.7 of Simon Property Group, Inc.’s Form S‑4 filed August 13, 1998 (Reg. No. 333‑61399)).

10.2

Registration Rights Agreement, dated as of September 24, 1998, by and among Simon Property Group, Inc. and the persons named therein (incorporated by reference to Exhibit 4.4 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed October 9, 1998).

Exhibits
10.3

Registration Rights Agreement, dated as of August 27, 1999, by and among Simon Property Group, Inc. and the persons named therein (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S‑3 filed March 24, 2004 (Reg. No. 333‑113884)).

10.4

Registration Rights Agreement, dated as of November 14, 1997, by and between O’Connor Retail Partners, L.P. and Simon DeBartolo Group, Inc. (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S‑3 filed December 7, 2001 (Reg. No. 333‑74722)).

10.5*	Simon Property Group, L.P. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 10, 2014).

10.6*

Form of Nonqualified Stock Option Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of Simon Property Group, Inc.’s Annual Report on Form 10‑K filed March 16, 2005).

10.7*

Form of Performance‑Based Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of Simon Property Group, Inc.’s Annual Report on Form 10‑K filed February 28, 2007).

10.8*

Form of Non-Employee Director Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of Simon Property Group, Inc.’s Annual Report on Form 10-K filed March 16, 2005).

10.9*

Employment Agreement between Simon Property Group, Inc. and David Simon effective as of July 6, 2011 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed July 7, 2011).

10.10*

First Amendment to Employment Agreement between Simon Property Group, Inc. and David Simon, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 4, 2013).

10.11*	Non‑Qualified Deferred Compensation Plan dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed November 5, 2009).

10.12*

Amendment — 2008 Performance Based‑Restricted Stock Agreement dated as of March 6, 2009 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed November 5, 2009).

10.13*

Certificate of Designation of Series 2010 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.'s Current Report on Form 8-K filed March 19, 2010).

10.14*

Form of Series 2010 LTIP Unit (Three Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed March 19, 2010).

10.15*

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

10.18*	Simon Property Group Series CEO LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed July 7, 2011).

Exhibits
10.19*

First Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement dated as of December 22, 2011 (incorporated by reference to Exhibit 10.24 of Simon Property Group, Inc.’s Annual Report on Form 10‑K filed February 28, 2012).

10.20*

Second Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 4, 2013).

10.21*

Simon Property Group Amended and Restated Series CEO LTIP Unit Award Agreement, dated as of December 31, 2013 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed January 2, 2014).

10.22*

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

10.24*

Certificate of Designation of Series 2012 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 11, 2012).

10.25*

Amended and Restated Certificate of Designation of Series 2012 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.5 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 7, 2014).

10.26*	Form of Simon Property Group Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q filed May 8, 2012).

10.27*

Simon Property Group Amended and Restated Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 28, 2014).

10.28*

Certificate of Designation of Series 2013 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 10, 2013).

10.29*	Form of Simon Property Group Series 2013 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 4, 2013).

10.30*

Form of Simon Property Group Executive Officer LTIP Waiver, dated April 18, 2014 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 28, 2014).

10.31*	Simon Property Group CEO LTIP Unit Adjustment Waiver, dated April 18, 2014 (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Current Report on Form 8‑K filed April 28, 2014).

10.32*	Form of Simon Property Group Series 2014 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Quarterly Report on Form 10-Q filed May 7, 2014).

10.33*

Certificate of Designation of Series 2014 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 7, 2014).

10.34

Amended and Restated $2,750,000,000 Credit Agreement dated as of March 2, 2015 (incorporated by reference to Exhibit 10.1 of Simon Property Group, L.P.’s Current Report on Form 8‑K filed March 3, 2015).

10.35*

Form of Simon Property Group Series 2015 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Quarterly Report on Form 10‑Q/A for the quarter ended March 31, 2015 filed on January 13, 2016).

Exhibits
10.36*

Certificate of Designation of Series 2015 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.4 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015 filed on January 13, 2016).

10.37*

Form of Simon Property Group Series 2016 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016 filed on May 5, 2016).

10.38*

Form of Certificate of Designation of Series 2016 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016 filed on May 5, 2016).

10.39

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 6, 2016 (incorporated by reference to Exhibit 10.1 of Simon Property Group, L.P.’s Current Report on Form 8-K filed April 7, 2016).

10.40

Amended and Restated $4,000,000,000 Credit Agreement, dated as of March 17, 2017 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.’s Current Report on Form 8-K filed March 20, 2017).

10.41

Amended and Restated $3,500,000,000 Credit Agreement, dated as of February 15, 2018 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.’s Current Report on Form 8-K filed February 15, 2018).

10.42*

Form of Simon Property Group Series 2018 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2018 filed on May 3, 2018).

10.43*

Form of Certificate of Designation of Series 2018 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2018 filed on May 3, 2018).

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

Exhibits
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
David Simon
Chairman of the Board of Directors, Chief
Executive Officer and President
Date: February 22, 2019

SIMON PROPERTY GROUP, L.P.

/s/ DAVID SIMON
David Simon
Chairman of the Board of Directors, Chief Executive Officer and President of Simon Property Group, Inc., General Partner
Date: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Simon Property Group, Inc., for itself and in its capacity as General Partner of Simon Property Group, L.P., and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and President	February 22, 2019
David Simon

/s/ HERBERT SIMON	Chairman Emeritus and Director	February 22, 2019
Herbert Simon

/s/ RICHARD S. SOKOLOV	Vice Chairman and Director	February 22, 2019
Richard S. Sokolov

/s/ LARRY C. GLASSCOCK	Director	February 22, 2019
Larry C. Glasscock

/s/ REUBEN S. LEIBOWITZ	Director	February 22, 2019
Reuben S. Leibowitz

/s/ J. ALBERT SMITH, JR.	Director	February 22, 2019
J. Albert Smith, Jr.

/s/ KAREN N. HORN	Director	February 22, 2019
Karen N. Horn

/s/ ALLAN HUBBARD	Director	February 22, 2019
Allan Hubbard

/s/ DANIEL C. SMITH	Director	February 22, 2019
Daniel C. Smith

Signature	Capacity	Date

/s/ GARY M. RODKIN	Director	February 22, 2019
Gary M. Rodkin

/s/ GLYN F. AEPPEL	Director	February 22, 2019
Glyn F. Aeppel

/s/ STEFAN M. SELIG	Director	February 22, 2019
Stefan M. Selig

/s/ MARTA R. STEWART	Director	February 22, 2019
Marta R. Stewart

/s/ BRIAN J. MCDADE	Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Treasurer	February 22, 2019
Brian J. McDade

/s/ ADAM J. REUILLE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2019
Adam J. Reuille

SCHEDULE III

Simon Property Group, Inc.

Simon Property Group, L.P.

 Real Estate and Accumulated Depreciation

December 31, 2018

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Malls
Barton Creek Square	Austin, TX	$—	$2,903	$20,929	$7,983	$74,248	$10,886	$95,177	$106,063	$60,183	1981
Battlefield Mall	Springfield, MO	117,500	3,919	27,231	3,000	66,714	6,919	93,945	100,864	70,821	1970
Bay Park Square	Green Bay, WI	—	6,358	25,623	4,106	26,528	10,464	52,151	62,615	32,956	1980
Brea Mall	Brea (Los Angeles), CA	—	39,500	209,202	2,993	71,244	42,493	280,446	322,939	141,980	1998	(4)
Broadway Square	Tyler, TX	—	11,306	32,431	—	34,660	11,306	67,091	78,397	36,959	1994	(4)
Burlington Mall	Burlington (Boston), MA	—	46,600	303,618	27,458	163,037	74,058	466,655	540,713	224,029	1998	(4)
Castleton Square	Indianapolis, IN	—	26,250	98,287	7,434	79,746	33,684	178,033	211,717	110,241	1972
Cielo Vista Mall	El Paso, TX	—	1,005	15,262	608	55,602	1,613	70,864	72,477	47,039	1974
College Mall	Bloomington, IN	—	1,003	16,245	720	71,898	1,723	88,143	89,866	43,238	1965
Columbia Center	Kennewick, WA	—	17,441	66,580	—	33,367	17,441	99,947	117,388	58,618	1987
Copley Place	Boston, MA	—	—	378,045	—	193,429	—	571,474	571,474	222,354	2002	(4)
Coral Square	Coral Springs (Miami), FL	—	13,556	93,630	—	20,734	13,556	114,364	127,920	87,184	1984
Cordova Mall	Pensacola, FL	—	18,626	73,091	7,321	68,923	25,947	142,014	167,961	71,696	1998	(4)
Domain, The	Austin, TX	184,739	40,436	197,010	—	149,273	40,436	346,283	386,719	150,030	2005
Empire Mall	Sioux Falls, SD	190,000	35,998	192,186	—	27,742	35,998	219,928	255,926	53,845	1998	(5)
Fashion Mall at Keystone, The	Indianapolis, IN	—	—	120,579	29,145	101,035	29,145	221,614	250,759	117,915	1997	(4)
Firewheel Town Center	Garland (Dallas), TX	—	8,438	82,716	—	28,593	8,438	111,309	119,747	60,730	2004
Forum Shops at Caesars, The	Las Vegas, NV	—	—	276,567	—	265,368	—	541,935	541,935	260,765	1992
Greenwood Park Mall	Greenwood (Indianapolis), IN	—	2,423	23,445	5,253	119,671	7,676	143,116	150,792	84,288	1979
Haywood Mall	Greenville, SC	—	11,585	133,893	6	41,791	11,591	175,684	187,275	106,328	1998	(4)
Ingram Park Mall	San Antonio, TX	128,060	733	16,972	37	39,964	770	56,936	57,706	30,283	1979
King of Prussia	King of Prussia (Philadelphia), PA	—	175,063	1,128,200	—	356,883	175,063	1,485,083	1,660,146	351,350	2003	(5)
La Plaza Mall	McAllen, TX	—	87,912	9,828	6,569	172,054	94,481	181,882	276,363	41,344	1976
Lakeline Mall	Cedar Park (Austin), TX	—	10,088	81,568	14	26,260	10,102	107,828	117,930	60,355	1995
Lenox Square	Atlanta, GA	—	38,058	492,411	—	129,085	38,058	621,496	659,554	336,512	1998	(4)
Livingston Mall	Livingston (New York), NJ	—	22,214	105,250	—	47,205	22,214	152,455	174,669	83,004	1998	(4)
Mall of Georgia	Buford (Atlanta), GA	—	47,492	326,633	—	13,987	47,492	340,620	388,112	173,568	1999	(5)

Simon Property Group, Inc.

Simon Property Group, L.P.

 Real Estate and Accumulated Depreciation

December 31, 2018

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
McCain Mall	N. Little Rock, AR	$—	$—	$9,515	$10,530	$28,402	$10,530	$37,917	$48,447	$14,607	1973
Menlo Park Mall	Edison (New York), NJ	—	65,684	223,252	—	76,405	65,684	299,657	365,341	171,764	1997	(4)
Midland Park Mall	Midland, TX	75,464	687	9,213	2,121	31,348	2,808	40,561	43,369	21,607	1980
Miller Hill Mall	Duluth, MN	—	2,965	18,092	1,811	43,807	4,776	61,899	66,675	42,841	1973
Montgomery Mall	North Wales (Philadelphia), PA	100,000	27,105	86,915	—	64,352	27,105	151,267	178,372	66,982	2004	(5)
North East Mall	Hurst (Dallas), TX	—	128	12,966	19,010	147,128	19,138	160,094	179,232	110,442	1971
Northgate	Seattle, WA	—	23,610	115,992	—	125,856	23,610	241,848	265,458	128,076	1987
Ocean County Mall	Toms River (New York), NJ	—	20,404	124,945	3,277	54,058	23,681	179,003	202,684	91,058	1998	(4)
Orland Square	Orland Park (Chicago), IL	—	35,514	129,906	—	76,956	35,514	206,862	242,376	103,986	1997	(4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	61,076	24,544	100,287	—	20,195	24,544	120,482	145,026	79,717	2003	(4)
Penn Square Mall	Oklahoma City, OK	310,000	2,043	155,958	—	59,474	2,043	215,432	217,475	122,459	2002	(4)
Pheasant Lane Mall	Nashua, NH	—	3,902	155,068	550	50,241	4,452	205,309	209,761	105,301	2004	(5)
Phipps Plaza	Atlanta, GA	—	15,005	210,610	—	109,206	15,005	319,816	334,821	150,091	1998	(4)
Plaza Carolina	Carolina (San Juan), PR	225,000	15,493	279,560	—	71,902	15,493	351,462	366,955	152,228	2004	(4)
Prien Lake Mall	Lake Charles, LA	—	1,842	2,813	3,053	58,570	4,895	61,383	66,278	29,576	1972
Rockaway Townsquare	Rockaway (New York), NJ	—	41,918	212,257	—	52,808	41,918	265,065	306,983	143,714	1998	(4)
Roosevelt Field	Garden City (New York), NY	—	163,160	702,008	1,246	354,520	164,406	1,056,528	1,220,934	465,477	1998	(4)
Ross Park Mall	Pittsburgh, PA	—	23,541	90,203	5,815	113,912	29,356	204,115	233,471	120,441	1986
Santa Rosa Plaza	Santa Rosa, CA	—	10,400	87,864	—	28,488	10,400	116,352	126,752	62,941	1998	(4)
Shops at Chestnut Hill, The	Chestnut Hill (Boston), MA	120,000	449	25,102	38,864	104,339	39,313	129,441	168,754	32,417	2002	(5)
Shops at Nanuet, The	Nanuet, NY	—	28,125	142,860	—	10,582	28,125	153,442	181,567	32,667	2013
Shops at Riverside, The	Hackensack (New York), NJ	130,000	13,521	238,746	—	167,109	13,521	405,855	419,376	66,445	2007	(4) (5)
South Hills Village	Pittsburgh, PA	—	23,445	125,840	1,472	77,461	24,917	203,301	228,218	97,896	1997	(4)
South Shore Plaza	Braintree (Boston), MA	—	101,200	301,495	—	163,860	101,200	465,355	566,555	239,269	1998	(4)
Southdale Mall	Edina (Minneapolis), MN	144,514	41,430	184,967	—	103,704	41,430	288,671	330,101	56,075	2007	(4) (5)
SouthPark	Charlotte, NC	—	42,092	188,055	100	194,303	42,192	382,358	424,550	202,385	2002	(4)
Southridge Mall	Greendale (Milwaukee), WI	116,968	12,359	130,111	1,939	19,905	14,298	150,016	164,314	47,949	2007	(4) (5)
St. Charles Towne Center	Waldorf (Washington, DC), MD	—	7,710	52,934	1,180	28,363	8,890	81,297	90,187	57,442	1990

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2018

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Stanford Shopping Center	Palo Alto (San Jose), CA	$—	$—	$339,537	$—	$156,919	$—	$496,456	$496,456	$180,196	2003	(4)
Summit Mall	Akron, OH	85,000	15,374	51,137	—	56,286	15,374	107,423	122,797	60,869	1965
Tacoma Mall	Tacoma (Seattle), WA	—	37,113	125,826	—	130,010	37,113	255,836	292,949	129,641	1987
Tippecanoe Mall	Lafayette, IN	—	2,897	8,439	5,517	48,513	8,414	56,952	65,366	42,488	1973
Town Center at Boca Raton	Boca Raton (Miami), FL	—	64,200	307,317	—	227,545	64,200	534,862	599,062	275,246	1998	(4)
Town Center at Cobb	Kennesaw (Atlanta), GA	185,305	32,355	158,225	—	23,534	32,355	181,759	214,114	116,310	1998	(5)
Towne East Square	Wichita, KS	—	8,525	18,479	4,108	48,773	12,633	67,252	79,885	46,725	1975
Treasure Coast Square	Jensen Beach, FL	—	11,124	72,990	3,067	40,629	14,191	113,619	127,810	71,016	1987
Tyrone Square	St. Petersburg (Tampa), FL	—	15,638	120,962	1,459	51,700	17,097	172,662	189,759	101,515	1972
University Park Mall	Mishawaka, IN	—	10,762	118,164	7,000	59,439	17,762	177,603	195,365	144,655	1996	(4)
Walt Whitman Shops	Huntington Station (New York), NY	—	51,700	111,258	3,789	126,664	55,489	237,922	293,411	114,751	1998	(4)
White Oaks Mall	Springfield, IL	49,500	3,024	35,692	2,102	63,451	5,126	99,143	104,269	53,418	1977
Wolfchase Galleria	Memphis, TN	159,157	16,407	128,276	—	18,036	16,407	146,312	162,719	90,260	2002	(4)
Woodland Hills Mall	Tulsa, OK	—	34,211	187,123	—	29,732	34,211	216,855	251,066	129,540	2004	(5)

Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	—	3,900	97,059	—	9,810	3,900	106,869	110,769	49,034	2004	(4)
Allen Premium Outlets	Allen (Dallas), TX	—	20,932	69,788	—	44,420	20,932	114,208	135,140	30,989	2004	(4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	—	2,370	24,326	—	8,441	2,370	32,767	35,137	22,781	2004	(4)
Birch Run Premium Outlets	Birch Run (Detroit), MI	123,000	11,477	77,856	—	8,129	11,477	85,985	97,462	31,239	2010	(4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	—	16,670	224,721	395	69,778	17,065	294,499	311,564	131,826	2004	(4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	—	12,890	184,990	96	8,476	12,986	193,466	206,452	79,085	2004	(4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	44,169	3,175	59,863	5,311	7,341	8,486	67,204	75,690	35,141	2004	(4)
Chicago Premium Outlets	Aurora (Chicago), IL	—	659	118,005	13,050	102,843	13,709	220,848	234,557	73,145	2004	(4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	—	14,117	71,520	—	4,991	14,117	76,511	90,628	33,752	2008
Clinton Crossing Premium Outlets	Clinton, CT	—	2,060	107,556	1,532	5,201	3,592	112,757	116,349	54,256	2004	(4)
Denver Premium Outlets	Thornton (Denver), CO	—	12,875	45,335	10	78,668	12,885	124,003	136,888	1,785	2018
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	—	3,440	338,679	—	108,510	3,440	447,189	450,629	160,549	2004	(4)
Edinburgh Premium Outlets	Edinburgh (Indianapolis), IN	—	2,857	47,309	—	17,406	2,857	64,715	67,572	32,847	2004	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2018

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Ellenton Premium Outlets	Ellenton (Tampa), FL	$178,000	$15,807	$182,412	$—	$7,174	$15,807	$189,586	$205,393	$86,680	2010	(4)
Folsom Premium Outlets	Folsom (Sacramento), CA	—	9,060	50,281	—	5,073	9,060	55,354	64,414	29,159	2004	(4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	—	9,630	194,122	—	13,992	9,630	208,114	217,744	95,334	2004	(4)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	114,013	9,497	194,245	—	1,274	9,497	195,519	205,016	42,516	2012
Grove City Premium Outlets	Grove City (Pittsburgh), PA	140,000	6,421	121,880	—	7,510	6,421	129,390	135,811	59,332	2010	(4)
Gulfport Premium Outlets	Gulfport, MS	50,000	—	27,949	—	7,315	—	35,264	35,264	13,730	2010	(4)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington, DC), MD	75,951	3,576	85,883	—	3,086	3,576	88,969	92,545	33,195	2010	(4)
Houston Premium Outlets	Cypress (Houston), TX	—	8,695	69,350	—	44,459	8,695	113,809	122,504	46,806	2007
Jackson Premium Outlets	Jackson (New York), NJ	—	6,413	104,013	3	8,473	6,416	112,486	118,902	46,963	2004	(4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	—	15,390	50,979	—	76,170	15,390	127,149	142,539	56,150	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	—	2,800	39,546	—	7,078	2,800	46,624	49,424	20,882	2004	(4)
Kittery Premium Outlets	Kittery, ME	—	11,832	94,994	—	10,289	11,832	105,283	117,115	41,505	2004	(4)
Las Americas Premium Outlets	San Diego, CA	—	45,168	251,878	—	9,369	45,168	261,247	306,415	86,814	2007	(4)
Las Vegas North Premium Outlets	Las Vegas, NV	—	25,435	134,973	16,536	150,374	41,971	285,347	327,318	112,688	2004	(4)
Las Vegas South Premium Outlets	Las Vegas, NV	—	13,085	160,777	—	31,774	13,085	192,551	205,636	76,452	2004	(4)
Lee Premium Outlets	Lee, MA	51,701	9,167	52,212	—	3,487	9,167	55,699	64,866	24,893	2010	(4)
Leesburg Corner Premium Outlets	Leesburg (Washington, DC), VA	—	7,190	162,023	—	8,146	7,190	170,169	177,359	80,158	2004	(4)
Lighthouse Place Premium Outlets	Michigan City (Chicago, IL), IN	—	6,630	94,138	—	10,169	6,630	104,307	110,937	53,431	2004	(4)
Merrimack Premium Outlets	Merrimack, NH	121,753	14,975	118,428	—	3,129	14,975	121,557	136,532	34,503	2012
Napa Premium Outlets	Napa, CA	—	11,400	45,023	—	7,769	11,400	52,792	64,192	24,479	2004	(4)
North Bend Premium Outlets	North Bend (Seattle), WA	—	2,143	36,197	—	5,609	2,143	41,806	43,949	17,534	2004	(4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	—	4,300	137,020	—	1,414	4,300	138,434	142,734	61,019	2004	(4)
Orlando International Premium Outlets	Orlando, FL	—	31,998	472,815	—	11,836	31,998	484,651	516,649	149,916	2010	(4)
Orlando Vineland Premium Outlets	Orlando, FL	—	14,040	382,949	36,023	2,193	50,063	385,142	435,205	154,691	2004	(4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	—	13,322	13,710	—	4,038	13,322	17,748	31,070	10,652	2004	(4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	—	16,676	105,249	—	21,889	16,676	127,138	143,814	63,823	2006
Phoenix Premium Outlets	Chandler (Phoenix), AZ	—	—	63,082	—	—	—	63,082	63,082	19,033	2013
Pismo Beach Premium Outlets	Pismo Beach, CA	35,360	4,317	19,044	—	2,967	4,317	22,011	26,328	11,157	2010	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2018

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL/Milwaukee), WI	$145,000	$16,823	$126,686	$—	$6,685	$16,823	$133,371	$150,194	$45,896	2010	(4)
Puerto Rico Premium Outlets	Barceloneta, PR	160,000	20,586	114,021	—	6,590	20,586	120,611	141,197	41,964	2010	(4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	62,119	8,129	61,950	—	5,149	8,129	67,099	75,228	24,600	2010	(4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	—	12,229	41,547	—	31,748	12,229	73,295	85,524	39,351	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	—	14,706	82,252	—	6,543	14,706	88,795	103,501	47,625	2005
San Francisco Premium Outlets	Livermore (San Francisco), CA	—	21,925	308,694	46,177	75,685	68,102	384,379	452,481	72,985	2012
San Marcos Premium Outlets	San Marcos (Austin/San Antonio), TX	—	13,180	287,179	—	12,120	13,180	299,299	312,479	94,558	2010	(4)
Seattle Premium Outlets	Tulalip (Seattle), WA	—	—	103,722	—	55,069	—	158,791	158,791	68,934	2004	(4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	—	6,090	57,670	2	11,192	6,092	68,862	74,954	34,709	2004	(4)
Tampa Premium Outlets	Lutz (Tampa), FL	—	14,298	97,188	121	4,947	14,419	102,135	116,554	14,617	2015
The Crossings Premium Outlets	Tannersville, PA	108,225	7,720	172,931	—	18,388	7,720	191,319	199,039	79,224	2004	(4)
Tucson Premium Outlets	Marana (Tucson), AZ	—	12,508	69,677	—	5,573	12,508	75,250	87,758	11,011	2015
Vacaville Premium Outlets	Vacaville, CA	—	9,420	84,850	—	17,665	9,420	102,515	111,935	51,798	2004	(4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	—	22,630	77,316	—	20,655	22,630	97,971	120,601	42,505	2004	(4)
Waterloo Premium Outlets	Waterloo, NY	—	3,230	75,277	—	13,857	3,230	89,134	92,364	43,169	2004	(4)
Williamsburg Premium Outlets	Williamsburg, VA	185,000	10,323	223,789	—	7,445	10,323	231,234	241,557	72,356	2010	(4)
Woodburn Premium Outlets	Woodburn (Portland), OR	—	9,414	150,414	—	2,556	9,414	152,970	162,384	35,847	2013	(4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	—	11,110	862,559	1,658	242,457	12,768	1,105,016	1,117,784	386,969	2004	(4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	—	4,900	282,031	—	16,054	4,900	298,085	302,985	129,941	2004	(4)

The Mills
Arizona Mills	Tempe (Phoenix), AZ	152,911	41,936	297,289	—	13,233	41,936	310,522	352,458	53,789	2007	(4) (5)
Great Mall	Milpitas (San Jose), CA	—	69,853	463,101	—	53,937	69,853	517,038	586,891	118,149	2007	(4) (5)
Gurnee Mills	Gurnee (Chicago), IL	264,582	41,133	297,911	—	27,761	41,133	325,672	366,805	77,680	2007	(4) (5)
Mills at Jersey Gardens, The	Elizabeth, NJ	350,000	120,417	865,605	—	16,258	120,417	881,863	1,002,280	133,622	2015	(4)
Opry Mills	Nashville, TN	375,000	51,000	327,503	—	16,256	51,000	343,759	394,759	80,730	2007	(4) (5)
Outlets at Orange, The	Orange (Los Angeles), CA	215,000	65,516	211,322	—	1,393	65,516	212,715	278,231	2,028	2007	(4) (5)
Potomac Mills	Woodbridge (Washington, DC), VA	416,000	61,755	425,370	—	36,909	61,755	462,279	524,034	115,348	2007	(4) (5)
Sawgrass Mills	Sunrise (Miami), FL	—	194,002	1,641,153	5,395	178,168	199,397	1,819,321	2,018,718	402,390	2007	(4) (5)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2018

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Designer Outlets
La Reggia Designer Outlet	Marcianise (Naples), Italy	$148,133	$37,220	$233,179	$—	$5,742	$37,220	$238,921	$276,141	$27,147	2013	(4) (5) (7)
Noventa Di Piave Designer Outlet	Venice, Italy	297,566	38,793	309,284	—	40,462	38,793	349,746	388,539	34,041	2013	(4) (5) (7)
Parndorf Designer Outlet	Vienna, Austria	105,293	14,903	221,442	—	3,918	14,903	225,360	240,263	31,851	2013	(4) (5) (7)
Provence Designer Outlet	Provence, France	93,020	38,467	75,102	—	—	38,467	75,102	113,569	9,983	2017	(4) (5) (7)
Roermond Designer Outlet	Roermond, Netherlands	263,232	15,035	400,094	—	3,735	15,035	403,829	418,864	54,243	2013	(4) (5) (7)
Rosada Designer Outlet	Roosendaal, Netherlands	66,523	22,191	108,069	—	1,672	22,191	109,741	131,932	8,980	2017	(4) (5) (7)

Community Centers
ABQ Uptown	Albuquerque, NM	—	6,374	75,333	4,054	7,087	10,428	82,420	92,848	23,653	2011	(4)
University Park Village	Fort Worth, TX	55,000	18,031	100,523	—	4,827	18,031	105,350	123,381	14,774	2015	(4)

Other Properties
Calhoun Marketplace	Calhoun, GA	18,670	1,745	12,529	—	2,325	1,745	14,854	16,599	8,976	2010	(4)
Florida Keys Outlet Center	Florida City, FL	17,000	1,112	1,748	—	3,992	1,112	5,740	6,852	2,974	2010	(4)
Gaffney Marketplace	Gaffney (Greenville/Charlotte), SC	30,159	4,056	32,371	—	6,103	4,056	38,474	42,530	17,356	2010	(4)
Lebanon Marketplace	Lebanon (Nashville), TN	—	1,758	10,189	—	271	1,758	10,460	12,218	7,011	2010	(4)
Liberty Village Marketplace	Flemington (New York), NJ	—	5,670	28,904	—	2,345	5,670	31,249	36,919	30,373	2004	(4)
Lincoln Plaza	King of Prussia (Philadelphia), PA	—	—	21,299	—	10,999	—	32,298	32,298	15,234	2003	(4)
Orlando Outlet Marketplace	Orlando, FL	—	3,367	1,557	—	2,990	3,367	4,547	7,914	2,229	2010	(4)
Osage Beach Marketplace	Osage Beach, MO	—	9,460	85,804	—	8,595	9,460	94,399	103,859	49,744	2004	(4)

Other pre-development costs		—	80,718	80,172	959	—	81,677	80,172	161,849	78
Other		—	2,615	7,103	—	—	2,615	7,103	9,718	7,151
Currency Translation Adjustment		—	7,794	24,126	—	29,580	7,794	53,706	61,500	(14,925)
		$6,844,662	$3,321,044	$25,018,405	$351,979	$7,976,532	$3,673,023	$32,994,937	$36,667,960	$12,632,690

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Schedule III as of December 31, 2018

(Dollars in thousands)

(1)	Reconciliation of Real Estate Properties:

The changes in real estate assets for the years ended December 31, 2018, 2017, and 2016 are as follows:

	2018	2017	2016
Balance, beginning of year	$36,014,506	$34,897,942	$33,132,885
Acquisitions and consolidations (7)	328,265	328,621	1,331,511
Improvements	758,135	731,863	658,734
Disposals and deconsolidations	(357,622)	(125,499)	(180,433)
Currency Translation Adjustment	(75,324)	181,579	(44,755)
Balance, close of year	$36,667,960	$36,014,506	$34,897,942

The unaudited aggregate cost of domestic consolidated real estate assets for U.S. federal income tax purposes as of December 31, 2018 was $20,963,919.

(2)	Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2018, 2017, and 2016 are as follows:

	2018	2017	2016
Balance, beginning of year	$11,704,223	$10,664,738	$9,696,420
Depreciation expense (7)	1,106,053	1,121,863	1,089,347
Disposals and deconsolidations	(190,241)	(81,187)	(117,568)
Currency Translation Adjustment	12,655	(1,191)	(3,461)
Balance, close of year	$12,632,690	$11,704,223	$10,664,738

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

(4)	Not developed/constructed by us or our predecessors. The date of construction represents the initial acquisition date for assets in which we have acquired multiple interests.
(5)	Initial cost for these properties is the cost at the date of consolidation for properties previously accounted for under the equity method of accounting.
(6)	Encumbrances represent face amount of mortgage debt and exclude any premiums or discounts and deferred financing costs.
(7)	Represents the original cost and does not include subsequent currency translation adjustments.