Form 10-Q
period 2019-03-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2019-05-08
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Simon Property Group, Inc. ☐	Simon Property Group, L.P. ☐

Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act).

Simon Property Group, Inc. Yes ☐ No ☒	Simon Property Group, L.P. Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbols	Name of each exchange on which registered
Simon Property Group, Inc.	Common stock, $0.0001 par value	SPG	New York Stock Exchange
Simon Property Group, Inc.	8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 par value	SPGJ	New York Stock Exchange
Simon Property Group, L.P.	2.375% Senior Unsecured Notes due 2020	SPG/20	New York Stock Exchange

As of March 31, 2019, Simon Property Group, Inc. had 308,985,608 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10‑Q for the quarterly period ended March 31, 2019 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority‑owned partnership subsidiary, for which Simon is the general partner. As of March 31, 2019, Simon owned an approximate 86.9% ownership interest in the Operating Partnership, with the remaining 13.1% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day‑to‑day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10‑Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2019	2018
ASSETS:
Investment properties, at cost	$37,193,798	$37,092,670
Less - accumulated depreciation	13,119,895	12,884,539
	24,073,903	24,208,131
Cash and cash equivalents	436,802	514,335
Tenant receivables and accrued revenue, net	733,159	763,815
Investment in unconsolidated entities, at equity	2,197,309	2,220,414
Investment in Klépierre, at equity	1,676,635	1,769,488
Deferred costs and other assets	1,723,968	1,210,040
Total assets	$30,841,776	$30,686,223
LIABILITIES:
Mortgages and unsecured indebtedness	$23,185,965	$23,305,535
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,157,477	1,316,861
Cash distributions and losses in unconsolidated entities, at equity	1,559,534	1,536,111
Other liabilities	1,012,976	500,597
Total liabilities	26,915,952	26,659,104
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	225,882	230,163
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	42,666	42,748
Common stock, $0.0001 par value, 511,990,000 shares authorized, 320,435,571 and 320,411,571 issued and outstanding, respectively	32	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,706,021	9,700,418
Accumulated deficit	(4,979,489)	(4,893,069)
Accumulated other comprehensive loss	(120,962)	(126,017)
Common stock held in treasury, at cost, 11,449,963 and 11,402,103 shares, respectively	(1,435,309)	(1,427,431)
Total stockholders’ equity	3,212,959	3,296,681
Noncontrolling interests	486,983	500,275
Total equity	3,699,942	3,796,956
Total liabilities and equity	$30,841,776	$30,686,223

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2019	2018
REVENUE:
Lease income	$1,280,058	$1,267,893
Management fees and other revenues	27,544	28,181
Other income	145,232	98,108
Total revenue	1,452,834	1,394,182
EXPENSES:
Property operating	111,549	113,448
Depreciation and amortization	328,643	316,936
Real estate taxes	115,459	114,187
Repairs and maintenance	27,922	27,684
Advertising and promotion	37,125	34,800
Home and regional office costs	52,560	41,064
General and administrative	9,136	12,628
Other	20,102	31,502
Total operating expenses	702,496	692,249
OPERATING INCOME BEFORE OTHER ITEMS	750,338	701,933
Interest expense	(198,733)	(205,492)
Income and other taxes	(10,102)	(6,220)
Income from unconsolidated entities	90,444	90,026
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	135,277
CONSOLIDATED NET INCOME	631,947	715,524
Net income attributable to noncontrolling interests	82,638	94,036
Preferred dividends	834	834
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$548,475	$620,654
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.78	$2.00

Consolidated Net Income	$631,947	$715,524
Unrealized gain (loss) on derivative hedge agreements	9,342	(6,146)
Net loss reclassified from accumulated other comprehensive loss into earnings	1,088	2,153
Currency translation adjustments	(4,744)	13,092
Changes in available-for-sale securities and other	144	(289)
Comprehensive income	637,777	724,334
Comprehensive income attributable to noncontrolling interests	83,411	95,140
Comprehensive income attributable to common stockholders	$554,366	$629,194

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$631,947	$715,524
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	339,918	334,672
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(135,277)
Unrealized change in fair value of equity instruments	(5,317)	3,029
Straight-line lease income	(11,981)	(6,276)
Equity in income of unconsolidated entities	(90,444)	(90,026)
Distributions of income from unconsolidated entities	82,918	77,870
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	36,842	71,858
Deferred costs and other assets	(20,013)	(62,839)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(126,523)	(65,058)
Net cash provided by operating activities	837,347	843,477
CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of loans to related parties	—	(1,833)
Capital expenditures, net	(216,781)	(172,756)
Investments in unconsolidated entities	(11,980)	(10,859)
Purchase of marketable and non-marketable securities	(6,905)	(7,542)
Insurance proceeds for property restoration	1,757	—
Distributions of capital from unconsolidated entities and other	120,347	69,316
Net cash used in investing activities	(113,562)	(123,674)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(82)	(82)
Purchase of shares related to stock grant recipients' tax withholdings	(249)	(276)
Redemption of limited partner units	(135)	(6,267)
Purchase of treasury stock	(7,628)	(227,901)
Distributions to noncontrolling interest holders in properties	(1,803)	(8,376)
Contributions from noncontrolling interest holders in properties	—	24
Preferred distributions of the Operating Partnership	(479)	(479)
Distributions to stockholders and preferred dividends	(634,222)	(606,086)
Distributions to limited partners	(96,010)	(91,523)
Proceeds from issuance of debt, net of transaction costs	2,587,324	1,756,056
Repayments of debt	(2,648,034)	(2,649,995)
Net cash used in financing activities	(801,318)	(1,834,905)
DECREASE IN CASH AND CASH EQUIVALENTS	(77,533)	(1,115,102)
CASH AND CASH EQUIVALENTS, beginning of period	514,335	1,482,309
CASH AND CASH EQUIVALENTS, end of period	$436,802	$367,207

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2019	$42,748	$32	$(126,017)	$9,700,418	$(4,893,069)	$(1,427,431)	$500,275	$3,796,956
Exchange of limited partner units (24,000 common shares, note 8)				253			(253)	—
Series J preferred stock premium amortization	(82)							(82)
Redemption of limited partner units (774 units)				(127)			(8)	(135)
Amortization of stock incentive				1,309				1,309
Treasury stock purchase (46,377 shares)						(7,628)		(7,628)
Long-term incentive performance units							3,701	3,701
Issuance of unit equivalents and other (1,483 common shares repurchased)				1	(1,507)	(250)	(2)	(1,758)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				4,167			(4,167)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(634,222)		(96,010)	(730,232)
Distributions to other noncontrolling interest partners							(552)	(552)
Other comprehensive income			5,055				775	5,830
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $1,065 loss attributable to noncontrolling redeemable interests in properties					549,309		83,224	632,533
March 31, 2019	$42,666	$32	$(120,962)	$9,706,021	$(4,979,489)	$(1,435,309)	$486,983	$3,699,942

January 1, 2018	$43,077	$32	$(110,453)	$9,614,748	$(4,782,173)	$(1,079,063)	$552,596	$4,238,764
Exchange of limited partner units (6,000 common shares, note 8)				70			(70)	—
Series J preferred stock premium amortization	(83)							(83)
Stock incentive program (236 common shares, net)				(37)		37		—
Redemption of limited partner units (40,503 units)				(5,793)			(474)	(6,267)
Amortization of stock incentive				2,060				2,060
Treasury stock purchase (1,473,588 shares)						(227,901)		(227,901)
Long-term incentive performance units							8,307	8,307
Cumulative effect of accounting change					7,264			7,264
Issuance of unit equivalents and other (1,608 common shares repurchased)				3	(14,935)	(276)	24	(15,184)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				36,221			(36,221)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(606,086)		(91,523)	(697,609)
Distributions to other noncontrolling interest partners							(489)	(489)
Other comprehensive income			7,706				1,104	8,810
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $619 loss attributable to noncontrolling redeemable interests in properties					621,488		94,176	715,664
March 31, 2018	$42,994	$32	$(102,747)	$9,647,272	$(4,774,442)	$(1,307,203)	$527,430	$4,033,336

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	March 31,	December 31,
	2019	2018
ASSETS:
Investment properties, at cost	$37,193,798	$37,092,670
Less — accumulated depreciation	13,119,895	12,884,539
	24,073,903	24,208,131
Cash and cash equivalents	436,802	514,335
Tenant receivables and accrued revenue, net	733,159	763,815
Investment in unconsolidated entities, at equity	2,197,309	2,220,414
Investment in Klépierre, at equity	1,676,635	1,769,488
Deferred costs and other assets	1,723,968	1,210,040
Total assets	$30,841,776	$30,686,223
LIABILITIES:
Mortgages and unsecured indebtedness	$23,185,965	$23,305,535
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,157,477	1,316,861
Cash distributions and losses in unconsolidated entities, at equity	1,559,534	1,536,111
Other liabilities	1,012,976	500,597
Total liabilities	26,915,952	26,659,104
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	225,882	230,163
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	42,666	42,748
General Partner, 308,993,608 and 309,017,468 units outstanding, respectively	3,170,293	3,253,933
Limited Partners, 46,782,598 and 46,807,372 units outstanding, respectively	479,989	492,877
Total partners’ equity	3,692,948	3,789,558
Nonredeemable noncontrolling interests in properties, net	6,994	7,398
Total equity	3,699,942	3,796,956
Total liabilities and equity	$30,841,776	$30,686,223

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended
	March 31,
	2019	2018
REVENUE:
Lease income	$1,280,058	$1,267,893
Management fees and other revenues	27,544	28,181
Other income	145,232	98,108
Total revenue	1,452,834	1,394,182
EXPENSES:
Property operating	111,549	113,448
Depreciation and amortization	328,643	316,936
Real estate taxes	115,459	114,187
Repairs and maintenance	27,922	27,684
Advertising and promotion	37,125	34,800
Home and regional office costs	52,560	41,064
General and administrative	9,136	12,628
Other	20,102	31,502
Total operating expenses	702,496	692,249
OPERATING INCOME BEFORE OTHER ITEMS	750,338	701,933
Interest expense	(198,733)	(205,492)
Income and other taxes	(10,102)	(6,220)
Income from unconsolidated entities	90,444	90,026
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	135,277
CONSOLIDATED NET INCOME	631,947	715,524
Net loss attributable to noncontrolling interests	(917)	(92)
Preferred unit requirements	1,313	1,313
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$631,551	$714,303
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$548,475	$620,654
Limited Partners	83,076	93,649
Net income attributable to unitholders	$631,551	$714,303
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.78	$2.00

Consolidated net income	$631,947	$715,524
Unrealized gain (loss) on derivative hedge agreements	9,342	(6,146)
Net loss reclassified from accumulated other comprehensive loss into earnings	1,088	2,153
Currency translation adjustments	(4,744)	13,092
Changes in available-for-sale securities and other	144	(289)
Comprehensive income	637,777	724,334
Comprehensive income attributable to noncontrolling interests	148	527
Comprehensive income attributable to unitholders	$637,629	$723,807

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$631,947	$715,524
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	339,918	334,672
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(135,277)
Unrealized change in fair value of equity instruments	(5,317)	3,029
Straight-line lease income	(11,981)	(6,276)
Equity in income of unconsolidated entities	(90,444)	(90,026)
Distributions of income from unconsolidated entities	82,918	77,870
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	36,842	71,858
Deferred costs and other assets	(20,013)	(62,839)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(126,523)	(65,058)
Net cash provided by operating activities	837,347	843,477
CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of loans to related parties	—	(1,833)
Capital expenditures, net	(216,781)	(172,756)
Investments in unconsolidated entities	(11,980)	(10,859)
Purchase of marketable and non-marketable securities	(6,905)	(7,542)
Insurance proceeds for property restoration	1,757	—
Distributions of capital from unconsolidated entities and other	120,347	69,316
Net cash used in investing activities	(113,562)	(123,674)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(82)	(82)
Purchase of units related to stock grant recipients' tax withholdings	(249)	(276)
Redemption of limited partner units	(135)	(6,267)
Purchase of general partner units	(7,628)	(227,901)
Distributions to noncontrolling interest holders in properties	(1,803)	(8,376)
Contributions from noncontrolling interest holders in properties	—	24
Partnership distributions	(730,711)	(698,088)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	2,587,324	1,756,056
Mortgage and unsecured indebtedness principal payments	(2,648,034)	(2,649,995)
Net cash used in financing activities	(801,318)	(1,834,905)
DECREASE IN CASH AND CASH EQUIVALENTS	(77,533)	(1,115,102)
CASH AND CASH EQUIVALENTS, beginning of period	514,335	1,482,309
CASH AND CASH EQUIVALENTS, end of period	$436,802	$367,207

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2019	$42,748	$3,253,933	$492,877	$7,398	$3,796,956
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (24,000 units)		253	(253)		—
Amortization of stock incentive		1,309			1,309
Redemption of limited partner units (774 units)		(127)	(8)		(135)
Treasury unit purchase (46,377 units)		(7,628)			(7,628)
Long-term incentive performance units			3,701		3,701
Issuance of unit equivalents and other (1,483 common units)		(1,756)	(2)		(1,758)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		4,167	(4,167)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(633,388)	(96,010)	(552)	(730,784)
Other comprehensive income		5,055	775		5,830
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $1,065 loss attributable to noncontrolling redeemable interests in properties	834	548,475	83,076	148	632,533
March 31, 2019	$42,666	$3,170,293	$479,989	$6,994	$3,699,942

January 1, 2018	$43,077	$3,643,091	$548,858	$3,738	$4,238,764
Series J preferred stock premium and amortization	(83)				(83)
Limited partner units exchanged to common units (6,000 units)		70	(70)		—
Stock incentive program (236 common units, net)		—			—
Amortization of stock incentive		2,060			2,060
Redemption of limited partner units (40,503 units)		(5,793)	(474)		(6,267)
Treasury unit purchase (1,473,588 units)		(227,901)			(227,901)
Long-term incentive performance units			8,307		8,307
Cumulative effect of accounting change		7,264			7,264
Issuance of unit equivalents and other (1,608 common units)		(15,208)		24	(15,184)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		36,221	(36,221)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(605,252)	(91,523)	(489)	(698,098)
Other comprehensive income		7,706	1,104		8,810
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $619 loss attributable to noncontrolling redeemable interests in properties	834	620,654	93,649	527	715,664
March 31, 2018	$42,994	$3,462,912	$523,630	$3,800	$4,033,336

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2019, we owned or held an interest in 206 income‑producing properties in the United States, which consisted of 107 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. Internationally, as of March 31, 2019, we had ownership in 28 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of March 31, 2019, we also owned a 21.6% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10‑Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10‑Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the combined 2018 Annual Report on Form 10‑K of Simon and the Operating Partnership. Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications have not changed the results of operations.

As of March 31, 2019, we consolidated 135 wholly‑owned properties and 18 additional properties that are less than wholly‑owned, but which we control or for which we are the primary beneficiary. We account for the remaining 81 properties, or the joint venture properties, as well as our investments in Klépierre, Aéropostale, Authentic Brands Group, LLC, or ABG, and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day‑to‑day operations of 57 of the 81 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, and the United Kingdom comprise 20 of the remaining 24 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 86.8% and 86.9% for the three months ended March 31,

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, Simon’s ownership interest in the Operating Partnership was 86.9% and 86.8%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of the debt securities of our captive insurance subsidiary, equity instruments, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At March 31, 2019 and December 31, 2018, we had equity instruments with readily determinable fair values of $84.1 million and $78.1 million, respectively.  Effective January 1, 2018, changes in fair value of these equity instruments are recorded in earnings. We recognized a cumulative effect adjustment of $7.3 million as of January 1, 2018 to reclassify unrealized gains previously reported in accumulated other comprehensive income as a result of the adoption of Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” For the three months ended March 31, 2019 and 2018, we recorded a $3.8 million gain and a $1.9 million loss, respectively, for non-cash mark-to-market adjustments related to these equity securities with readily determinable fair values, which is included in other expense in our consolidated statements of operations and comprehensive income. At March 31, 2019 and December 31, 2018, we had equity instruments without readily determinable fair values of $176.4 million and $175.7 million, respectively, for which we have elected the measurement alternative under this guidance.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three months ended March 31, 2019, and 2018.

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

At March 31, 2019 and December 31, 2018, we held debt securities of $46.3 million and $40.1 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available‑for‑sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other‑than‑temporary. We review any declines in value of these securities

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

for other‑than‑temporary impairment and consider the severity and duration of any decline in value. To the extent an other‑than‑temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at March 31, 2019 and December 31, 2018 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset balance of $16.1 million and $10.9 million at March 31, 2019 and December 31, 2018, respectively, and a gross liability balance of $1.1 million and $6.2 million at March 31, 2019 and December 31, 2018, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	March 31,	December 31,
	2019	2018
Limited partners’ interests in the Operating Partnership	$479,989	$492,877
Nonredeemable noncontrolling interests in properties, net	6,994	7,398
Total noncontrolling interests reflected in equity	$486,983	$500,275

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

A rollforward of noncontrolling interests is as follows:

	For the Three Months Ended
	March 31,
	2019	2018
Noncontrolling interests, beginning of period	$500,275	$552,596
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	83,224	94,176
Distributions to noncontrolling interest holders	(96,562)	(92,012)
Other comprehensive (loss) income allocable to noncontrolling interests:
Unrealized gain (loss) on derivative hedge agreements	1,227	(804)
Net loss reclassified from accumulated other comprehensive loss into earnings	143	283
Currency translation adjustments	(614)	1,663
Changes in available-for-sale securities and other	19	(38)
	775	1,104
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership	(4,167)	(36,221)
Units exchanged for common shares	(253)	(70)
Units redeemed	(8)	(474)
Long-term incentive performance units	3,701	8,307
Contributions by noncontrolling interests, net, and other	(2)	24
Noncontrolling interests, end of period	$486,983	$527,430

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

A rollforward of noncontrolling interests is as follows:

	For the Three Months Ended
	March 31,
	2019	2018
Noncontrolling nonredeemable interests in properties, net — beginning of period	$7,398	$3,738
Net income attributable to noncontrolling nonredeemable interests	148	527
Distributions to noncontrolling nonredeemable interest holders	(552)	(489)
Contributions by noncontrolling nonredeemable interests, net, and other	—	24
Noncontrolling nonredeemable interests in properties, net — end of period	$6,994	$3,800

Accumulated Other Comprehensive Income (Loss)

Simon

The changes in components of our accumulated other comprehensive income (loss) attributable to common stockholders consisted of the following net of noncontrolling interest as of March 31, 2019:

			Net unrealized
	Currency	Accumulated	(losses) gains
	translation	derivative	on marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(158,904)	$32,933	$(46)	$(126,017)
Other comprehensive (loss) income before reclassifications	(4,130)	8,115	125	4,110
Amounts reclassified from accumulated other comprehensive income (loss)	—	945	—	945
Net current-period other comprehensive (loss) income	(4,130)	9,060	125	5,055
Ending balance	$(163,034)	$41,993	$79	$(120,962)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the three months ended March 31:

	2019	2018
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Accumulated derivative losses, net	$(1,088)	$(2,153)	Interest expense
	143	282	Net income attributable to noncontrolling interests
	$(945)	$(1,871)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

The changes in accumulated other comprehensive income (loss) by component consisted of the following as of March 31, 2019:

			Net unrealized
	Currency	Accumulated	(losses) gains
	translation	derivative	on marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(182,978)	$37,916	$(52)	$(145,114)
Other comprehensive (loss) income before reclassifications	(4,744)	9,342	144	4,742
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,088	—	1,088
Net current-period other comprehensive (loss) income	(4,744)	10,430	144	5,830
Ending balance	$(187,722)	$48,346	$92	$(139,284)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the three months ended March 31:

	2019	2018
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented

Accumulated derivative losses, net	$(1,088)	$(2,153)	Interest expense

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

As of March 31, 2019 and December 31, 2018, we had no outstanding interest rate derivatives. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of March 31, 2019 and December 31, 2018, respectively.

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

We had the following Euro:USD forward contracts designated as net investment hedges at March 31, 2019 and December 31, 2018 (in millions):

		Asset (Liability) Value as of
		March 31,	December 31,
Notional Value	Maturity Date	2019	2018
€50.0	May 15, 2019	—	(0.8)
€50.0	May 15, 2020	0.2	(1.5)
€50.0	May 14, 2021	(0.3)	(2.0)

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We use a Euro-denominated cross-currency swap agreement to manage our exposure to changes in foreign exchange rates by swapping $150.0 million of 4.38% fixed rate U.S. dollar-denominated debt to 1.37% fixed rate Euro-denominated debt of €121.6 million. The cross-currency swap matures on December 1, 2020. The fair value of our cross‑currency swap agreement at March 31, 2019 was $14.2 million and is included in deferred costs and other assets. We use a Yen-denominated cross-currency swap agreement designated as a net investment hedge to manage our exposure to changes in foreign exchange rates by swapping $200.1 million of 4.38% fixed rate U.S. dollar-denominated debt to ¥22.3 billion of 1.19% fixed rate Yen-denominated debt. The cross-currency swap matures on December 1, 2020. The fair value of our cross-currency swap agreement at March 31, 2019 was $0.9 million and is included in deferred costs and other assets.

We have designated the currency forward contracts and cross-currency swaps as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro or Yen-denominated joint venture investment.

The total gross accumulated other comprehensive income related to the Operating Partnership’s derivative activities, including our share of the other comprehensive income from unconsolidated entities, approximated $48.4 million and $37.9 million as of March 31, 2019 and December 31, 2018, respectively.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases," codified as Accounting Standards Codification (ASC) 842, which will result in lessees recognizing most leased assets and corresponding lease liabilities on the balance sheet.  Lessor accounting will remain substantially similar to the current accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09, “Revenue From Contracts With Customers”, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. ASC 842 also limits the capitalization of leasing costs to initial direct costs, which, if applied in 2018, would have reduced our capitalized leasing costs and correspondingly increased expenses by approximately $45 million, of which $11.3 million related to the quarter ended March 31, 2018.

Substantially all of our revenues and the revenues of our equity method investments are earned from arrangements that are within the scope of ASC 842. On July 30, 2018, the FASB issued ASU 2018-11, also codified as ASC 842, which created a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single lease component.  We determined that our lease arrangements will meet the criteria under the practical expedient to account for lease and non-lease components as a single lease component, which alleviates the requirement upon adoption of ASC 842 that we reallocate or separately present consideration from lease and non-lease components. Beginning on January 1, 2019, we will recognize consideration received from fixed common area maintenance arrangements on a straight-line basis as this consideration is attributed to the lease component.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and continue to account for our leases as operating leases. We accrue fixed lease income on a straight‑line basis over the terms of the leases. Substantially all of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize this variable lease consideration only when each tenant’s sales exceed the applicable sales threshold. We amortize any tenant inducements as a reduction of revenue utilizing the straight‑line method over the term of the related lease or occupancy term of the tenant, if shorter.

We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation or otherwise. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. For substantially all of our leases in the U.S. mall portfolio, we receive a fixed payment from the tenant for the CAM component which is recognized as revenue on a straight-line basis over the term of the lease. When not reimbursed by the fixed‑CAM component, CAM expense reimbursements are based on the tenant’s proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We accrue reimbursements from tenants for recoverable portions of all of these expenses as variable lease consideration in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.  Provisions for credit losses are recognized as a reduction of lease income.  Refer to note 9 for further disclosure of lease income.

Minimum fixed lease consideration under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration, for the years ending December 31, as of March 31, 2019, is as follows:

2019	$3,612,041
2020	3,329,392
2021	2,971,303
2022	2,586,127
2023	2,116,053
Thereafter	5,623,425
$20,238,341

Further, ASC 842 requires recognition on our consolidated balance sheets of leases of land and other arrangements where we are the lessee. Upon adoption on January 1, 2019, we recognized a right of use asset and corresponding lease liability of $524.0 million representing the present value of future lease payments required under our lessee arrangements. We utilized lease terms ranging from 2019 to 2090 including periods for which exercising an extension option is reasonably assured, and discount rates from 3.97% to 5.52% when determining the present value of future lease payments. All of our existing lessee arrangements upon adoption will continue to be classified as operating leases and the pattern of lease expense recognition will be unchanged. Refer to note 10 for further disclosure regarding ground leases recognized as a result of the adoption of ASC 842.

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended March 31, 2019 and 2018.

On September 25, 2018, we acquired the remaining 50% interest in The Outlets at Orange from our joint venture partner. The Operating Partnership issued 475,183 units, or approximately $84.1 million, as consideration for the acquisition. The property is subject to a $215.0 million, 4.22% fixed rate mortgage. We accounted for this transaction as an asset acquisition and substantially all of our investment has been determined to relate to investment property.

During the first three months of 2018, we recorded net gains of $135.3 million primarily related to our disposition activity which included the foreclosure of a consolidated property in satisfaction of its $200 million non-recourse mortgage.

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

Simon

	For the Three Months Ended March 31,
	2019	2018
Net Income attributable to Common Stockholders — Basic and Diluted	$548,475	$620,654
Weighted Average Shares Outstanding — Basic and Diluted	308,978,053	310,583,643

For the three months ended March 31, 2019, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three months ended March 31, 2019 and 2018. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended March 31,
	2019	2018
Net Income attributable to Unitholders — Basic and Diluted	$631,551	$714,303
Weighted Average Units Outstanding — Basic and Diluted	355,778,250	357,446,988

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

For the three months ended March 31, 2019, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three months ended March 31, 2019 and 2018. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 81 properties as of March 31, 2019.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of March 31, 2019 and December 31, 2018, we had construction loans and other advances to related parties totaling $86.0 million and $85.8 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

During the first three months of 2019, we disposed of our interests in a multi-family residential investment. Our share of the gross proceeds was $17.3 million. The gain of $15.6 million is included in other income in the accompanying consolidated statement of operations and comprehensive income.

On September 25, 2018, as discussed in note 4, we acquired the remaining 50% interest in The Outlets at Orange from our joint venture partner. The Operating Partnership issued 475,183 units at a price of $176.99 to acquire this remaining interest. As a result of this acquisition, we now own 100% of this property.

As of March 31, 2019 and December 31, 2018, we had an 11.7% legal noncontrolling equity interest in HBS, a joint venture we formed with Hudson’s Bay Company.  Our share of net income (loss), net of amortization of our excess investment, was ($2.6) million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively. Total revenues, operating income and consolidated net income (loss) were approximately $33.4 million, $1.4 million and ($10.2) million, respectively, for the three months ended March 31, 2019 and $87.2 million, $76.8 million and $51.6 million, respectively, for the three months ended March 31, 2018.

European Investments

At March 31, 2019, we owned 63,924,148 shares, or approximately 21.6%, of Klépierre, which had a quoted market price of $34.98 per share. Our share of net income, net of amortization of our excess investment, was $17.8 million and $22.9 million for the three months ended March 31, 2019 and 2018, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income and consolidated net income were approximately $377.2 million, $147.4 million and $114.6 million, respectively, for the three months ended March 31, 2019 and $410.3 million, $135.8 million and $202.3 million, respectively, for the three months ended March 31, 2018.

During the three months ended March 31, 2018, Klépierre completed the disposal of its interests in certain shopping centers.  In connection with these disposals, we recorded a gain of $13.4 million, representing our share of the gains recognized by Klépierre, which is included in gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income.

We have an interest in a European investee that had interests in nine Designer Outlet properties as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, our legal percentage ownership interests in these properties ranged from 45% to 94%.

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

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we have a direct minority ownership in three of those outlets. At March 31, 2019 and December 31, 2018, the carrying value of these equity instruments was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $235.2 million and $232.1 million as of March 31, 2019 and December 31, 2018, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $169.9 million and $166.3 million as of March 31, 2019 and December 31, 2018, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

A summary of our equity method investments and share of income from such investments, excluding Klépierre, Aéropostale, ABG, and HBS follows.

COMBINED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
Assets:
Investment properties, at cost	$18,887,972	$18,807,449
Less - accumulated depreciation	6,971,412	6,834,633
	11,916,560	11,972,816
Cash and cash equivalents	1,012,497	1,076,398
Tenant receivables and accrued revenue, net	407,040	445,148
Deferred costs and other assets	617,399	390,818
Total assets	$13,953,496	$13,885,180
Liabilities and Partners’ Deficit:
Mortgages	$15,202,622	$15,235,415
Accounts payable, accrued expenses, intangibles, and deferred revenue	876,348	976,311
Other liabilities	560,101	344,205
Total liabilities	16,639,071	16,555,931
Preferred units	67,450	67,450
Partners’ deficit	(2,753,025)	(2,738,201)
Total liabilities and partners’ deficit	$13,953,496	$13,885,180
Our Share of:
Partners’ deficit	$(1,184,895)	$(1,168,216)
Add: Excess Investment	1,581,225	1,594,198
Our net Investment in unconsolidated entities, at equity	$396,330	$425,982

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

“Excess Investment” represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures or other investments acquired and has been determined to relate to the fair value of the investment properties, lease related intangibles, and debt premiums and discounts. We amortize excess investment over the life of the related depreciable components of investment properties, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturity, respectively. The amortization is included in the reported amount of income from unconsolidated entities.

COMBINED STATEMENTS OF OPERATIONS

	For The Three
	Months Ended
	March 31,
	2019	2018
REVENUE:
Lease income	$758,979	$752,606
Other income	75,922	81,108
Total revenue	834,901	833,714
OPERATING EXPENSES:
Property operating	144,721	146,293
Depreciation and amortization	170,258	159,836
Real estate taxes	68,717	68,267
Repairs and maintenance	22,376	23,196
Advertising and promotion	24,326	24,224
Other	49,316	49,732
Total operating expenses	479,714	471,548
Operating Income Before Other Items	355,187	362,166
Interest expense	(156,016)	(150,932)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	21,587	—
Net Income	$220,758	$211,234
Third-Party Investors’ Share of Net Income	$112,668	$106,183
Our Share of Net Income	108,090	105,051
Amortization of Excess Investment	(20,792)	(21,527)
Our Share of Gain on Sale or Disposal of Assets and Interest in Other Income in the Consolidated Financial Statements	(9,155)	—
Income from Unconsolidated Entities	$78,143	$83,524

Our share of income from unconsolidated entities in the above table, aggregated with our share of the results of Klépierre, Aéropostale, ABG, and HBS, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net is reflected within gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

7. Debt

Unsecured Debt

At March 31, 2019, our unsecured debt consisted of $15.0 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and $1.3 billion outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program.

On March 31, 2019, we had an aggregate available borrowing capacity of $6.1 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the three months ended March 31, 2019 was $125.0 million and the weighted average outstanding balance was $125.0 million. Letters of credit of $11.4 million were outstanding under the Credit Facilities as of March 31, 2019.

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

The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. The initial maturity date of the Supplemental Facility was extended to June 30, 2022 and can be extended for an additional year to June 30, 2023 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 77.5 basis points with a facility fee of 10 basis points.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2019, we had $1.3 billion outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 2.58%. These borrowings have a weighted average maturity date of July 3, 2019 and reduce amounts otherwise available under the Credit Facilities.

On February 1, 2019, the Operating Partnership repaid at maturity $600.0 million of senior unsecured notes with a fixed interest rate of 2.20%.

Mortgage Debt

Total mortgage indebtedness was $6.8 billion at March 31, 2019 and December 31, 2018.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2019, we were in compliance with all covenants of our unsecured debt.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

At March 31, 2019, our consolidated subsidiaries were the borrowers under 45 non‑recourse mortgage notes secured by mortgages on 48 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2019, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually or in the aggregate, giving effect to applicable cross‑default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable‑rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $22.3 billion and $22.4 billion as of March 31, 2019 and December 31, 2018, respectively. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
	2019	2018
Fair value of consolidated fixed rate mortgages and unsecured indebtedness	$23,865	$22,323
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	4.29%	4.55%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	4.21%	4.50%

8. Equity

During the three months ended March 31, 2019, Simon issued 24,000 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the three months ended March 31, 2019, the Operating Partnership redeemed 774 units from three limited partners for $0.1 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warrant.  During the three months ended March 31, 2019, Simon purchased 46,377 shares at an average price of $164.49 per share as part of the previous program.  During the three months ended March 31, 2018, Simon purchased 1,473,588 shares at an average price of $154.66 per share as part of the previous program.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $2.05 per share in the first quarter of 2019 and $1.95 per share for the three months ended March 31, 2018.  The Operating Partnership paid distributions per unit for the same amounts.  Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2019 of $2.05 per share of common stock payable on May 31, 2019 to stockholders of record on May 17, 2019. The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of March 31, 2019 and December 31, 2018.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	March 31,	December 31,
	2019	2018
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	200,345	204,626
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$225,882	$230,163

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

	As of	As of
	March 31,	December 31,
	2019	2018
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	200,345	204,626
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$225,882	$230,163

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

The grant date fair value of the portion of the LTIP units based on achieving the target FFO performance criteria is $6.1 million for the Tranche A LTIP units and the Tranche B LTIP units, for a total of $12.1 million.  The 2018 LTIP program provides that the value of the FFO-based award may be adjusted up or down based on Simon’s performance compared to the target FFO performance criteria and has a maximum potential fair value of $18.2 million.  The value of the FFO-based award is recorded as expense over the period from the grant date to the date at which the awards, if earned, would become vested, based on our assessment as to whether it is probable that the performance criteria will be achieved during the applicable performance periods.

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

The Compensation Committee approved LTIP unit grants as shown in the table below. The extent to which LTIP units were earned, and the aggregate grant date fair value, are as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of FFO-Based Award
2014-2016 LTIP program	120,314	$27.5 million	—
2015-2017 LTIP program	—	$21.6 million	—
2016-2018 LTIP program	—	$22.7 million	—
2018 LTIP program - Tranche A	To be determined in 2020	$6.1 million	$6.1 million
2018 LTIP program - Tranche B	To be determined in 2021	$6.1 million	$6.1 million

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $3.9 million and $4.8 million for the three months ended March 31, 2019 and 2018, respectively.

Restricted Stock

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $2.7 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively.

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

9. Lease Income

As discussed in note 3, fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements which are accrued on a straight-line basis over the terms of the leases.  Variable lease income  includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items.

	For the Three Months Ended
	March 31,
	2019	2018
Fixed lease income	$1,081,560	$1,060,951
Variable lease income	198,498	206,942
Total lease income	$1,280,058	$1,267,893

Lease income for the three months ended March 31, 2018 has been reclassified to conform to the current year presentation.

10. Commitments and Contingencies

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

During the first quarter of 2019, we settled a lawsuit with our former insurance broker, Aon Risk Services Central Inc., related to the significant flood damage sustained at Opry Mills in May 2010. In accordance with a previous agreement with the prior co-investor in Opry Mills, a portion of the settlement was remitted to the co-investor. Our share of the settlement was approximately $68.0 million, which was recorded as other income in the accompanying consolidated statement of operations and comprehensive income.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Lease Commitments

As of March 31, 2019, a total of 23 of our consolidated properties are subject to ground leases.  The termination dates of these ground leases range from 2019 to 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2019 to 2028.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

For the Three Months
Ended
March 31, 2019
Lease Cost
Operating lease cost	$7,165
Variable lease cost	4,144
Sublease income	(167)
Total lease cost	$11,142

For the quarter ended March 31, 2018, we incurred $12,125 of lease expense.

For the Three Months
Ended
March 31, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,068

Weighted-average remaining lease term - operating leases	36.2 years
Weighted-average discount rate - operating leases	4.87%

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

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2019	$32,444
2020	32,438
2021	32,722
2022	32,733
2023	32,864
Thereafter	949,754
$1,112,955
Impact of discounting	(590,761)
Operating lease liabilities	$522,194

Lease liabilities are included within other liabilities in the consolidated balance sheet.  Right of use assets are included within deferred costs and other assets in the consolidated balance sheet.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non‑recourse to us. As of March 31, 2019 and December 31, 2018, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $211.3 million and $216.1 million, respectively (of which we have a right of recovery from our venture partners of $10.8 million). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely heavily upon anchor tenants to attract customers; however, anchor retailers do not contribute materially to our financial results as many anchor retailers own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Hurricane Impacts

During the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant damage as a result of Hurricane Maria.  Since the date of the loss, we have received $62.8 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $40.5 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the first quarter of 2019, we recorded $4.4 million as business interruption proceeds in other income in the accompanying consolidated statement of operations and comprehensive income.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2019, we owned or held an interest in 206 income‑producing properties in the United States, which consisted of 107 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in the United States, Canada, Asia and Europe. Internationally, as of March 31, 2019, we had ownership in 28 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. We also have four international outlet properties under development. As of March 31, 2019, we also owned a 21.6% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris‑based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.22 during the first three months of 2019 to $1.78 from $2.00 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

•	2018 net gains primarily related to disposition activity of $135.3 million, or $0.38 per diluted share/unit,
•	decreased consolidated lease settlement activity in 2019 of $24.2 million, or $0.07 per diluted share/unit, and
•	decreased income related to distributions from an international investment in 2018 of $20.7 million, or $0.06 per diluted share/unit, partially offset by
•	improved operating performance and solid core business fundamentals in 2019 and the impact of our acquisition, development and expansion activity,
•	a lawsuit settled with our former insurance broker in 2019 related to the significant flood damage sustained at Opry Mills in May 2010 of $68.0 million, or $0.19 per diluted share/unit,
•	a gain in 2019 related to the disposition of our interest in a multi-family residential investment of $15.6 million, or $0.04 per diluted share/unit, and
•	decreased interest expense in 2019 of $6.8 million, or $0.02 per diluted share/unit.

Solid core business fundamentals during the first three months of 2019 were primarily driven by strong leasing activity. Portfolio NOI grew 1.7% for the three month period in 2019 over the prior year period. Comparable property NOI grew 1.6% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased from $641 psf at March 31, 2018 to $660 psf, or 3.0%, at March 31, 2019, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 1.5% to $54.34 psf as of March 31, 2019, from $53.54 psf as of March 31, 2018. Leasing spreads in our U.S. Malls and Premium Outlets were favorable as we were able to lease available square feet at higher rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $14.17 psf ($66.00 openings compared to $51.83 closings) as of March 31, 2019, representing a 27.3% increase. Ending occupancy for our U.S. Malls and Premium Outlets increased 0.5% to 95.1% as of March 31, 2019, from 94.6% as of March 31, 2018.

Our effective overall borrowing rate at March 31, 2019 on our consolidated indebtedness increased four basis points to 3.35% as compared to 3.31% at March 31, 2018. This increase was primarily due to an increase in the effective overall borrowing rate on variable rate debt of 76 basis points (3.08% at March 31, 2019 as compared to 2.32% at March 31, 2018), partially offset by a decrease in the amount of our variable rate debt. The weighted average years to maturity of our consolidated indebtedness was 6.2 years and 6.4 years at March 31, 2019 and December 31, 2018, respectively. Our financing activity for the three months ended March 31, 2019 included:

•

Increasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $553.1 million through the issuance of U.S. dollar denominated notes.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

•	properties that are consolidated in our consolidated financial statements,
•	properties we account for under the equity method of accounting as joint ventures, and
•	the foregoing two categories of properties on a total portfolio basis.

	March 31,	March 31,	%/Basis Points
	2019	2018	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.1%	94.7%	40 bps
Unconsolidated	94.9%	94.5%	40 bps
Total Portfolio	95.1%	94.6%	50 bps
Average Base Minimum Rent per Square Foot
Consolidated	$52.70	$51.79	1.8%
Unconsolidated	$58.67	$58.20	0.8%
Total Portfolio	$54.34	$53.54	1.5%
Total Sales per Square Foot
Consolidated	$640	$625	2.4%
Unconsolidated	$719	$686	4.8%
Total Portfolio	$660	$641	3.1%
The Mills:
Ending Occupancy	97.4%	98.3%	-90 bps
Average Base Minimum Rent per Square Foot	$32.87	$31.38	4.7%
Total Sales per Square Foot	$610	$599	1.8%

(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the three months ended March 31, 2019, we signed 210 new leases and 270 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our

U.S. Malls and Premium Outlets portfolio, comprising approximately 1.5 million square feet, of which 1.1 million square feet related to consolidated properties. During the comparable period in 2018, we signed 182 new leases and 278 renewal leases with a fixed minimum rent, comprising approximately 1.7 million square feet, of which 1.5 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $62.58 per square foot in 2019 and $54.88 per square foot in 2018 with an average tenant allowance on new leases of $55.43 per square foot and $46.63 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31,	March 31,	%/Basis Points
	2019	2018	Change
Ending Occupancy	99.6%	99.6%	+0 bps
Total Sales per Square Foot	¥107,643	¥106,210	1.35%
Average Base Minimum Rent per Square Foot	¥5,184	¥5,075	2.14%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

•	On September 27, 2018, we opened Denver Premium Outlets, a 330,000 square foot center in Thornton (Denver), Colorado. We own a 100% interest in this center.
•	On September 25, 2018, we acquired the remaining 50% interest in the previously unconsolidated The Outlets at Orange from our joint venture partner.
•	During 2018, we disposed of two retail properties.

The following acquisitions, dispositions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

•	During the fourth quarter of 2018, our interest in the 41 German department store properties owned through our investment in HBS Global Properties, or HBS, was sold.
•	During 2018, we contributed our interest in the licensing venture of Aéropostale for additional interests in Authentic Brands Group LLC, or ABG. Our noncontrolling interest in ABG is 5.4%.
•

On May 2, 2018, we and our partner opened Premium Outlet Collection Edmonton International Airport, a 424,000 square foot shopping center in Edmonton (Alberta), Canada. We have a 50% noncontrolling interest in this center.

For the purposes of the following comparison between the three months ended March 31, 2019 and 2018, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended March 31, 2019 vs. Three months ended March 31, 2018

Lease income increased $12.2 million during 2019, of which the property transactions accounted for $10.1 million of the increase.  Comparable lease income increased $2.1 million, or 0.2%.

Total other income increased $47.1 million, primarily due to a $68.0 million increase related to a lawsuit settled with our former insurance broker in 2019 related to the significant flood damage sustained at Opry Mills in May 2010, a $15.6 million gain on the sale of our interest in a multi-family residential property and a $4.4 million increase related to business interruption insurance proceeds received in connection with two of our Puerto Rico properties as a result of hurricane damages, partially offset by a $24.2 million decrease in lease settlement income and a $20.7 million decrease in income related to distributions from an international investment received in 2018.

Depreciation and amortization expense increased $11.7 million, of which the property transactions accounted for $2.9 million.  The comparable properties increased $8.8 million as a result of tenant allowance write-offs in 2019.

Home and regional office costs increased $11.5 million, primarily due to the suspension of leasing cost capitalization in 2019, as a result of the adoption of a new accounting pronouncement.

Other expense decreased $11.4 million primarily related to a favorable $8.3 million non-cash mark-to-market adjustment on an investment in equity instruments in 2019 as compared to 2018 and a decrease in legal fees and expenses of $2.7 million.

Income and other taxes increased $3.9 million due to increased withholding and income taxes related to certain of our international investments.

During 2018, we recorded net gains of $135.3 million primarily related to our disposition activity.

Simon’s net income attributable to noncontrolling interests decreased $11.4 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long‑lived income‑producing assets, our financing strategy relies primarily on long‑term fixed rate debt. Floating rate debt comprised only 3.5% of our total consolidated debt at March 31, 2019. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $957.7 million in the aggregate during the three months ended March 31, 2019. The Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility, and a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $77.5 million during the first three months of 2019 to $436.8 million as of March 31, 2019 as further discussed in “Cash Flows” below.

On March 31, 2019, we had an aggregate available borrowing capacity of approximately $6.1 billion under the Credit Facilities, net of outstanding borrowings of $125.0 million and amounts outstanding under the Commercial Paper program of $1.3 billion and letters of credit of $11.4 million. For the three months ended March 31, 2019, the maximum aggregate outstanding balance under the Credit Facilities was $125.0 million and the weighted average outstanding balance was $125.0 million. The weighted average interest rate was 3.28% for the three months ended March 31, 2019.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2019 totaled $957.7 million. In addition, we had net repayments from our debt financing and repayment activities of $60.7 million in 2019. These activities are further discussed below under “Financing and Debt.” During the first three months of 2019, we also:

•	paid stockholder dividends and unitholder distributions totaling approximately $730.7 million and preferred unit distributions totaling $1.3 million,
•

funded consolidated capital expenditures of $216.8 million (including development and other costs of $38.3 million, redevelopment and expansion costs of $119.6 million, and tenant costs and other operational capital expenditures of $58.9 million),

•	funded investments in unconsolidated entities of $12.0 million,
•	received insurance proceeds for property restoration, remediation, and business interruption from hurricane damages in Puerto Rico of $6.1 million, and
•	funded the repurchase of $7.6 million of Simon’s common stock.

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

Financing and Debt

Unsecured Debt

At March 31, 2019, our unsecured debt consisted of $15.0 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Credit Facility, and $1.3 billion outstanding under the Commercial Paper program.

On March 31, 2019, we had an aggregate available borrowing capacity of $6.1 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the three months ended March 31, 2019 was $125.0 million and the weighted average outstanding balance was $125.0 million. Letters of credit of $11.4 million were outstanding under the Credit Facilities as of March 31, 2019.

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

The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. The initial maturity date of the Supplemental Facility was extended to June 30, 2022 and can be extended for an additional year to June 30, 2023 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 77.5 basis points with a facility fee of 10 basis points.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2019, we had $1.3 billion outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 2.58%. These borrowings have a weighted average maturity date of July 3, 2019 and reduce amounts otherwise available under the Credit Facilities.

On February 1, 2019, the Operating Partnership repaid at maturity $600.0 million of senior unsecured notes with a fixed interest rate of 2.20%.

Mortgage Debt

Total mortgage indebtedness was $6.8 billion at March 31, 2019 and December 31, 2018.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2019, we were in compliance with all covenants of our unsecured debt.

At March 31, 2019, we or our subsidiaries were the borrowers under 45 non‑recourse mortgage notes secured by mortgages on 48 properties, including two separate pools of cross‑defaulted and cross‑collateralized mortgages encumbering a total of five properties. Under these cross‑default provisions, a default under any mortgage included in the cross‑defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non‑financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2019, the applicable borrowers under these non‑recourse mortgage notes were in compliance with all covenants where non‑compliance could individually or in the aggregate, giving effect to applicable cross‑default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2019 and December 31, 2018, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	March 31, 2019	Interest Rate(1)	December 31, 2018	Interest Rate(1)
Fixed Rate	$22,347,134	3.37%	$22,461,191	3.37%
Variable Rate	838,831	3.08%	844,344	3.17%
	$23,185,965	3.35%	$23,305,535	3.35%

(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2018 Annual Report on Form 10‑K of Simon and the Operating Partnership.

In regards to long‑term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2019, for the remainder of 2019 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2019	2020 - 2021	2022 - 2023	After 2023	Total
Long Term Debt (1) (2)	$1,367,845	$5,218,908	$5,312,204	$11,343,355	$23,242,312
Interest Payments (3)	769,975	1,399,846	982,725	2,736,624	5,889,170

(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	The amount due in 2019 includes $1.3 billion in Global Commercial Paper – USD.
(3)	Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2019.

Off‑Balance Sheet Arrangements

Our off‑balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2019, the Operating Partnership guaranteed joint venture‑related mortgage indebtedness of $211.3 million (of which we have a right of recovery from our joint venture partners of $10.8 million as of March 31, 2019). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Hurricane Impacts

During the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico experienced property damage and business interruption as a result of Hurricane Maria.  Since the date of the loss, we have received $62.8 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $40.5 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the first quarter of 2019, we recorded $4.4 million as business interruption proceeds in other income in the accompanying consolidated statement of operations and comprehensive income.

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

During the first three months of 2019, we disposed of our interests in one multi-family residential investment. Our share of the gross proceeds on this transaction was $17.3 million. Our share of the gain of $15.6 million is included in other income in the accompanying consolidated statement of operation and comprehensive income.

During the first three months of 2018, we recorded net gains of $135.3 million primarily related to our disposition activity which included the foreclosure of a consolidated property in satisfaction of its $200 million non-recourse mortgage. As discussed in note 6 of the condensed notes to our consolidated financial statements, Klépierre also disposed of its interests in certain shopping centers resulting in a gain, of which our share was $13.4 million.

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, are underway at properties in the United States, Canada, Europe and Asia.

Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.4 billion. We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7‑10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency‑denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of international development costs for 2019 to be approximately $179 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of March 31, 2019 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Querétaro Premium Outlets	Querétaro, Mexico	294,000	50%	MXN	441.7	$22.7	May. - 2019
Málaga Designer Outlet	Málaga, Spain	191,000	46%	EUR	42.0	$47.1	Sep. - 2019
Siam Premium Outlets Bangkok	Bangkok, Thailand	251,000	50%	THB	1,607.0	$50.6	Feb. - 2020
West Midlands Designer Outlet	Cannock (West Midlands), England	197,000	20%	GBP	26.5	$34.5	Oct. - 2020
Expansions:
Vancouver Designer Outlet Phase 2	Richmond (British Columbia), Canada	84,000	46%	CAD	26.9	$20.2	Aug. - 2019
Paju Premium Outlets Phase 3	Gyeonggi Province, South Korea	116,000	50%	KRW	26,905	$23.7	Aug. - 2019
Ashford Designer Outlet Phase 2	Ashford, England	98,000	46%	GBP	43.0	$56.1	Oct. - 2019
Noventa di Piave Designer Outlet Phase 5	Noventa di Piave (Venice), Italy	29,000	92%	EUR	21.4	$24.0	Oct. - 2019
Tosu Premium Outlets Phase 4	Tosu City, Japan	38,000	40%	JPY	964	$8.7	Nov. - 2019
Gotemba Premium Outlets Phase 4	Gotemba, Japan	178,000	40%	JPY	7,476	$67.4	Apr. - 2020

(1)	USD equivalent based upon March 31, 2019 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.05 per share in the first quarter of 2019 and $1.95 per share in the first quarter of 2018.  The Operating Partnership paid distributions per unit for the same amounts.  Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2019 of $2.05 per share of common stock payable on May 31, 2019 to stockholders of record on May 17, 2019. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new program, Simon may repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warrant.  During the three months ended March 31, 2019, Simon repurchased 46,377 shares at an average price of $164.49 per share of its common stock as part of the previous program.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

Forward‑Looking Statements

Certain statements made in this section or elsewhere in this Quarterly Report on Form 10-Q may be deemed "forward‑looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and market conditions that may adversely affect the general retail environment; the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; decreases in market rental rates; the intensely competitive market environment in the retail industry; the inability to lease newly developed properties and renew leases and relet space at existing properties on favorable terms; risks related to international activities, including, without limitation, the impact, if any, of the United Kingdom’s exit from the European Union; changes to applicable laws or regulations or the interpretation thereof; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; general risks related to real estate investments, including the illiquidity of real estate investments; the impact of our substantial indebtedness on our future operations; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; changes in market rates of interest and foreign exchange rates for foreign currencies; changes in the value of our investments in foreign entities; our ability to hedge interest rate and currency risk; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks relating to our joint venture properties; environmental liabilities; changes in insurance costs, the availability of comprehensive insurance coverage; security breaches that could compromise our information technology or infrastructure; natural disasters; the potential for terrorist activities; and the loss of key management personnel. We discussed these and other risks and uncertainties under the heading "Risk Factors" in the combined 2018 Annual Report on Form 10-K of Simon and the Operating Partnership. We may update that discussion in subsequent other periodic reports, but, except as required by law, we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

We determine FFO based upon the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”) Funds From Operations White Paper – 2018 Restatement.  Our main business includes acquiring, owning, operating, developing, and redeveloping real estate in conjunction with the rental of real estate.  Gain and losses of assets incidental to our main business are included in FFO.  We determine FFO to be our share of consolidated net income computed in accordance with GAAP:

•	excluding real estate related depreciation and amortization,
•	excluding gains and losses from extraordinary items,
•	excluding gains and losses from the sale, disposal or property insurance recoveries of, or any impairment related to, depreciable retail operating properties,
•	plus the allocable portion of FFO of unconsolidated joint ventures based upon economic ownership interest, and
•	all determined on a consistent basis in accordance with GAAP.

You should understand that our computations of these non‑GAAP measures might not be comparable to similar measures reported by other REITs and that these non‑GAAP measures:

•	do not represent cash flow from operations as defined by GAAP,
•	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
•	is not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Funds from Operations	$1,081,920	$1,026,338
Change in FFO from prior period	5.4%	4.2%
Consolidated Net Income	$631,947	$715,524
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	325,938	314,006
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	134,630	134,925
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(135,277)
Unrealized change in fair value of equity instruments	(5,317)	3,029
Net loss attributable to noncontrolling interest holders in properties	917	92
Noncontrolling interests portion of depreciation and amortization	(4,882)	(4,648)
Preferred distributions and dividends	(1,313)	(1,313)
FFO of the Operating Partnership	$1,081,920	$1,026,338
FFO allocable to limited partners	142,319	134,559
Dilutive FFO allocable to common stockholders	$939,601	$891,779
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.78	$2.00
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	1.27	1.24
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(0.38)
Unrealized change in fair value of equity instruments	(0.01)	0.01
Diluted FFO per share	$3.04	$2.87
Basic and Diluted weighted average shares outstanding	308,978	310,584
Weighted average limited partnership units outstanding	46,800	46,863
Basic and Diluted weighted average shares and units outstanding	355,778	357,447

The following schedule reconciles consolidated net income to NOI and sets forth the computations of portfolio NOI and comparable property NOI.

	For the Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$631,947	$715,524
Income and other taxes	10,102	6,220
Interest expense	198,733	205,492
Income from unconsolidated entities	(90,444)	(90,026)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(135,277)
Operating Income Before Other Items	750,338	701,933
Depreciation and amortization	328,643	316,936
Home and regional office costs	52,560	41,064
General and administrative	9,136	12,628
NOI of consolidated entities	$1,140,677	$1,072,561
Reconciliation of NOI of unconsolidated entities:
Net Income	$220,758	$211,234
Interest expense	156,016	150,932
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	(21,587)	—
Operating Income Before Other Items	355,187	362,166
Depreciation and amortization	170,258	159,836
NOI of unconsolidated entities	$525,445	$522,002
Add: Our share of NOI from Klépierre, HBS, and other corporate investments	54,675	60,057
Combined NOI	$1,720,797	$1,654,620
Less: Corporate and Other NOI Sources (1)	163,811	123,884
Portfolio NOI	$1,556,986	$1,530,736
Portfolio NOI Growth	1.7%
Less: Our share of NOI from Klépierre, HBS, and other corporate investments	54,675	52,447
Less: International Properties (2)	114,496	111,082
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	48,727	49,166
Comparable Property NOI (4)	$1,339,088	$1,318,041
Comparable Property NOI Growth	1.6%

(1)

Includes income components excluded from portfolio NOI and comparable property NOI (domestic lease termination income, interest income, land sale gains, straight line rent, above/below market lease adjustments), gains on sale of equity instruments, unrealized gains and losses on equity instruments, Simon management company revenues, and other assets.

(2)	Includes International Premium Outlets (except for Canadian International Premium Outlets included in comparable property NOI) and International Designer Outlets.
(3)	Includes total property NOI for properties undergoing redevelopment as well as incremental NOI for expansion properties not yet included in comparable properties.
(4)	Includes Malls, Premium Outlets, The Mills and Lifestyle Centers opened and operating as comparable for the period.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Sensitivity Analysis

We disclosed a qualitative and quantitative analysis regarding market risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the combined 2018 Annual Report on Form 10‑K of Simon and the Operating Partnership. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2018.

Item 4.  Controls and Procedures

Simon

Management’s Evaluation of Disclosure Controls and Procedures

Simon maintains disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, and that such information is accumulated and communicated to Simon’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

The Operating Partnership

Management’s Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Through the period covered by this report, there were no material changes to the Risk Factors disclosed under Item 1A. Risk Factors in Part I of the combined 2018 Annual Report on Form 10‑K of Simon and the Operating Partnership.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2019, Simon issued 24,000 shares of common stock on March 7, 2019 to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  The issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	plans	plans (2)
January 1, 2019 - January 31, 2019	47,860	(1)	$164.60	46,377	$632,987,810
February 1, 2019 - February 28, 2019	—		$—	—	$2,000,000,000
March 1, 2019 - March 31, 2019	—		$—	—	$2,000,000,000
	47,860		$164.60	46,377

(1)Total number of shares purchased includes shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

(2)On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019 and on February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions.  As Simon repurchases shares under these plans, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2019.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2019, the Operating Partnership redeemed 774 units from three limited partners for $0.1 million in cash.

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

SIMON PROPERTY GROUP, INC.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President, Chief Financial
Officer and Treasurer
Date: May 8, 2019

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President, Chief Financial Officer and
Treasurer of Simon Property Group, Inc., General Partner
Date: May 8, 2019