Form 10-Q
period 2019-06-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2019-08-07
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Simon Property Group, Inc. Yes ⌧ No ◻	Simon Property Group, L.P. Yes ⌧ No ◻

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

Simon Property Group, Inc. Yes ⌧ No ◻	Simon Property Group, L.P. Yes ⌧ No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Simon Property Group, Inc.:
Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ◻
Emerging growth company ◻

Simon Property Group, L.P.:
Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Simon Property Group, Inc. ◻	Simon Property Group, L.P. ◻

Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Simon Property Group, Inc. Yes ◻ No ⌧	Simon Property Group, L.P. Yes ◻ No ⌧

As of June 30, 2019, Simon Property Group, Inc. had 308,013,543 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2019 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of June 30, 2019, Simon owned an approximate 86.8% ownership interest in the Operating Partnership, with the remaining 13.2% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

We believe that combining the quarterly reports on Form 10-Q of Simon and the Operating Partnership into this single report provides the following benefits:

●	enhances investors’ understanding of Simon and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
●	eliminates duplicative disclosure and provides a more streamlined presentation since substantially all of the disclosure in this report applies to both Simon and the Operating Partnership; and
●	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

To help investors understand the differences between Simon and the Operating Partnership, this report provides:

●	separate consolidated financial statements for Simon and the Operating Partnership;
●	a single set of condensed notes to such consolidated financial statements that includes separate discussions of noncontrolling interests and stockholders’ equity or partners’ equity, accumulated other comprehensive income (loss) and per share and per unit data, as applicable;

●	a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that also includes discrete information related to each entity; and
●	separate Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds sections related to each entity.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2019	2018
ASSETS:
Investment properties, at cost	$37,458,909	$37,092,670
Less - accumulated depreciation	13,444,275	12,884,539
	24,014,634	24,208,131
Cash and cash equivalents	479,776	514,335
Tenant receivables and accrued revenue, net	736,362	763,815
Investment in unconsolidated entities, at equity	2,141,745	2,220,414
Investment in Klépierre, at equity	1,718,402	1,769,488
Deferred costs and other assets	1,641,996	1,210,040
Total assets	$30,732,915	$30,686,223
LIABILITIES:
Mortgages and unsecured indebtedness	$23,324,679	$23,305,535
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,227,799	1,316,861
Cash distributions and losses in unconsolidated entities, at equity	1,567,474	1,536,111
Other liabilities	1,017,966	500,597
Total liabilities	27,137,918	26,659,104
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	231,325	230,163
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	42,584	42,748
Common stock, $0.0001 par value, 511,990,000 shares authorized, 320,435,256 and 320,411,571 issued and outstanding, respectively	32	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,723,378	9,700,418
Accumulated deficit	(5,122,281)	(4,893,069)
Accumulated other comprehensive loss	(128,743)	(126,017)
Common stock held in treasury, at cost, 12,421,713 and 11,402,103 shares, respectively	(1,595,305)	(1,427,431)
Total stockholders’ equity	2,919,665	3,296,681
Noncontrolling interests	444,007	500,275
Total equity	3,363,672	3,796,956
Total liabilities and equity	$30,732,915	$30,686,223

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUE:
Lease income	$1,298,567	$1,258,698	$2,578,623	$2,526,590
Management fees and other revenues	28,248	28,541	55,792	56,722
Other income	70,371	97,820	215,604	195,929
Total revenue	1,397,186	1,385,059	2,850,019	2,779,241
EXPENSES:
Property operating	106,119	102,951	217,669	216,400
Depreciation and amortization	352,606	320,198	681,249	637,134
Real estate taxes	115,914	111,449	231,372	225,635
Repairs and maintenance	21,850	22,191	49,772	49,875
Advertising and promotion	35,420	36,491	72,545	71,291
Home and regional office costs	46,467	32,316	99,027	73,380
General and administrative	10,359	10,913	19,496	23,542
Other	27,820	20,567	53,236	49,041
Total operating expenses	716,555	657,076	1,424,366	1,346,298
OPERATING INCOME BEFORE OTHER ITEMS	680,631	727,983	1,425,653	1,432,943
Interest expense	(198,425)	(206,624)	(397,160)	(412,115)
Income and other taxes	(7,010)	(10,137)	(17,112)	(16,357)
Income from unconsolidated entities	106,542	100,828	196,986	190,854
Unrealized (losses) gains in fair value of equity instruments	(12,317)	9,692	(7,000)	6,664
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	2,681	9,672	2,681	144,949
CONSOLIDATED NET INCOME	572,102	631,414	1,204,048	1,346,938
Net income attributable to noncontrolling interests	75,944	83,576	158,580	177,611
Preferred dividends	834	834	1,669	1,669
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$495,324	$547,004	$1,043,799	$1,167,658
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.60	$1.77	$3.38	$3.77

Consolidated Net Income	$572,102	$631,414	$1,204,048	$1,346,938
Unrealized (loss) gain on derivative hedge agreements	(7,022)	21,260	2,320	15,113
Net loss reclassified from accumulated other comprehensive loss into earnings	1,086	2,185	2,174	4,339
Currency translation adjustments	(3,623)	(38,126)	(8,368)	(25,034)
Changes in available-for-sale securities and other	539	222	683	(66)
Comprehensive income	563,082	616,955	1,200,857	1,341,290
Comprehensive income attributable to noncontrolling interests	74,704	81,654	158,116	176,794
Comprehensive income attributable to common stockholders	$488,378	$535,301	$1,042,741	$1,164,496

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,204,048	$1,346,938
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	711,748	674,067
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(2,681)	(144,949)
Unrealized losses (gains) in fair value of equity instruments	7,000	(6,664)
Gain on interest in unconsolidated entity (Note 6)	—	(35,621)
Straight-line lease income	(32,359)	(10,564)
Equity in income of unconsolidated entities	(196,986)	(190,854)
Distributions of income from unconsolidated entities	222,565	192,649
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	47,967	59,737
Deferred costs and other assets	33,805	(28,007)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(107,540)	(19,950)
Net cash provided by operating activities	1,887,567	1,836,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of loans to related parties	—	(4,641)
Capital expenditures, net	(403,346)	(334,674)
Investments in unconsolidated entities	(23,949)	(29,296)
Purchase of marketable and non-marketable securities	(20,850)	(9,258)
Insurance proceeds for property restoration	2,938	—
Distributions of capital from unconsolidated entities and other	143,482	359,083
Net cash used in investing activities	(301,725)	(18,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(164)	(165)
Purchase of shares related to stock grant recipients' tax withholdings	(2,955)	(2,911)
Redemption of limited partner units	(135)	(7,619)
Purchase of treasury stock	(181,258)	(307,296)
Distributions to noncontrolling interest holders in properties	(3,839)	(10,067)
Contributions from noncontrolling interest holders in properties	70	116
Preferred distributions of the Operating Partnership	(957)	(958)
Distributions to stockholders and preferred dividends	(1,267,908)	(1,210,168)
Distributions to limited partners	(191,987)	(182,949)
Proceeds from issuance of debt, net of transaction costs	5,022,602	3,720,806
Repayments of debt	(4,993,870)	(4,584,847)
Net cash used in financing activities	(1,620,401)	(2,586,058)
DECREASE IN CASH AND CASH EQUIVALENTS	(34,559)	(768,062)
CASH AND CASH EQUIVALENTS, beginning of period	514,335	1,482,309
CASH AND CASH EQUIVALENTS, end of period	$479,776	$714,247

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2019	$42,748	$32	$(126,017)	$9,700,418	$(4,893,069)	$(1,427,431)	$500,275	$3,796,956
Exchange of limited partner units (24,000 common shares, note 8)				253			(253)	—
Series J preferred stock premium amortization	(82)							(82)
Redemption of limited partner units (774 units)				(127)			(8)	(135)
Amortization of stock incentive				1,309				1,309
Treasury stock purchase (46,377 shares)						(7,628)		(7,628)
Long-term incentive performance units							3,701	3,701
Issuance of unit equivalents and other (1,483 common shares repurchased)				1	(1,507)	(250)	(2)	(1,758)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				4,167			(4,167)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(634,222)		(96,010)	(730,232)
Distributions to other noncontrolling interest partners							(552)	(552)
Other comprehensive income			5,055				775	5,830
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $1,065 loss attributable to noncontrolling redeemable interests in properties					549,309		83,224	632,533
March 31, 2019	$42,666	$32	$(120,962)	$9,706,021	$(4,979,489)	$(1,435,309)	$486,983	$3,699,942
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (89,368 common shares, net)				(16,340)		16,340		—
Amortization of stock incentive				5,098				5,098
Treasury stock purchase (1,046,580 shares)						(173,630)		(173,630)
Long-term incentive performance units							7,721	7,721
Issuance of unit equivalents and other (14,853 common shares repurchased)				11	(5,265)	(2,706)	70	(7,890)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				28,588			(28,588)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(633,686)		(95,977)	(729,663)
Distributions to other noncontrolling interest partners							(455)	(455)
Other comprehensive income			(7,781)				(1,239)	(9,020)
Net income, excluding $478 attributable to preferred interests in the Operating Partnership and a $28 loss attributable to noncontrolling redeemable interests in properties					496,159		75,492	571,651
June 30, 2019	$42,584	$32	$(128,743)	$9,723,378	$(5,122,281)	$(1,595,305)	$444,007	$3,363,672

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2018	$43,077	$32	$(110,453)	$9,614,748	$(4,782,173)	$(1,079,063)	$552,596	$4,238,764
Exchange of limited partner units (6,000 common shares, note 8)				70			(70)	—
Series J preferred stock premium amortization	(83)							(83)
Stock incentive program (236 common shares, net)				(37)		37		—
Redemption of limited partner units (40,503 units)				(5,793)			(474)	(6,267)
Amortization of stock incentive				2,060				2,060
Treasury stock purchase (1,473,588 shares)						(227,901)		(227,901)
Long-term incentive performance units							8,307	8,307
Cumulative effect of accounting change					7,264			7,264
Issuance of unit equivalents and other (1,608 common shares repurchased)				3	(14,935)	(276)	24	(15,184)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				36,221			(36,221)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(606,086)		(91,523)	(697,609)
Distributions to other noncontrolling interest partners							(489)	(489)
Other comprehensive income			7,706				1,104	8,810
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $619 loss attributable to noncontrolling redeemable interests in properties					621,488		94,176	715,664
March 31, 2018	$42,994	$32	$(102,747)	$9,647,272	$(4,774,442)	$(1,307,203)	$527,430	$4,033,336
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (51,520 common shares, net)				(8,614)		8,614		—
Redemption of limited partner units (8,716 units)				(1,254)			(98)	(1,352)
Amortization of stock incentive				3,912				3,912
Treasury stock purchase (514,659 shares)						(79,395)		(79,395)
Long-term incentive performance units							7,462	7,462
Issuance of unit equivalents and other (17,072 common shares repurchased)				(2)	(3,141)	(2,635)	90	(5,688)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				16,496			(16,496)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(604,082)		(91,426)	(695,508)
Distributions to other noncontrolling interest partners							(475)	(475)
Other comprehensive income			(12,538)				(1,920)	(14,458)
Net income, excluding $478 attributable to preferred interests in the Operating Partnership and $60 attributable to noncontrolling redeemable interests in properties					547,839		83,037	630,876
June 30, 2018	$42,912	$32	$(115,285)	$9,657,810	$(4,833,826)	$(1,380,619)	$507,604	$3,878,628

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	June 30,	December 31,
	2019	2018
ASSETS:
Investment properties, at cost	$37,458,909	$37,092,670
Less — accumulated depreciation	13,444,275	12,884,539
	24,014,634	24,208,131
Cash and cash equivalents	479,776	514,335
Tenant receivables and accrued revenue, net	736,362	763,815
Investment in unconsolidated entities, at equity	2,141,745	2,220,414
Investment in Klépierre, at equity	1,718,402	1,769,488
Deferred costs and other assets	1,641,996	1,210,040
Total assets	$30,732,915	$30,686,223
LIABILITIES:
Mortgages and unsecured indebtedness	$23,324,679	$23,305,535
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,227,799	1,316,861
Cash distributions and losses in unconsolidated entities, at equity	1,567,474	1,536,111
Other liabilities	1,017,966	500,597
Total liabilities	27,137,918	26,659,104
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	231,325	230,163
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	42,584	42,748
General Partner, 308,021,543 and 309,017,468 units outstanding, respectively	2,877,081	3,253,933
Limited Partners, 46,782,598 and 46,807,372 units outstanding, respectively	436,973	492,877
Total partners’ equity	3,356,638	3,789,558
Nonredeemable noncontrolling interests in properties, net	7,034	7,398
Total equity	3,363,672	3,796,956
Total liabilities and equity	$30,732,915	$30,686,223

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUE:
Lease income	$1,298,567	$1,258,698	$2,578,623	$2,526,590
Management fees and other revenues	28,248	28,541	55,792	56,722
Other income	70,371	97,820	215,604	195,929
Total revenue	1,397,186	1,385,059	2,850,019	2,779,241
EXPENSES:
Property operating	106,119	102,951	217,669	216,400
Depreciation and amortization	352,606	320,198	681,249	637,134
Real estate taxes	115,914	111,449	231,372	225,635
Repairs and maintenance	21,850	22,191	49,772	49,875
Advertising and promotion	35,420	36,491	72,545	71,291
Home and regional office costs	46,467	32,316	99,027	73,380
General and administrative	10,359	10,913	19,496	23,542
Other	27,820	20,567	53,236	49,041
Total operating expenses	716,555	657,076	1,424,366	1,346,298
OPERATING INCOME BEFORE OTHER ITEMS	680,631	727,983	1,425,653	1,432,943
Interest expense	(198,425)	(206,624)	(397,160)	(412,115)
Income and other taxes	(7,010)	(10,137)	(17,112)	(16,357)
Income from unconsolidated entities	106,542	100,828	196,986	190,854
Unrealized (losses) gains in fair value of equity instruments	(12,317)	9,692	(7,000)	6,664
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	2,681	9,672	2,681	144,949
CONSOLIDATED NET INCOME	572,102	631,414	1,204,048	1,346,938
Net income (loss) attributable to noncontrolling interests	400	279	(518)	186
Preferred unit requirements	1,313	1,313	2,626	2,626
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$570,389	$629,822	$1,201,940	$1,344,126
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$495,324	547,004	$1,043,799	$1,167,658
Limited Partners	75,065	82,818	158,141	176,468
Net income attributable to unitholders	$570,389	$629,822	$1,201,940	$1,344,126
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.60	$1.77	$3.38	$3.77

Consolidated Net Income	$572,102	$631,414	$1,204,048	$1,346,938
Unrealized (loss) gain on derivative hedge agreements	(7,022)	21,260	2,320	15,113
Net loss reclassified from accumulated other comprehensive loss into earnings	1,086	2,185	2,174	4,339
Currency translation adjustments	(3,623)	(38,126)	(8,368)	(25,034)
Changes in available-for-sale securities and other	539	222	683	(66)
Comprehensive income	563,082	616,955	1,200,857	1,341,290
Comprehensive income attributable to noncontrolling interests	427	218	575	745
Comprehensive income attributable to unitholders	$562,655	$616,737	$1,200,282	$1,340,545

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,204,048	$1,346,938
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	711,748	674,067
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(2,681)	(144,949)
Unrealized losses (gains) in fair value of equity instruments	7,000	(6,664)
Gain on interest in unconsolidated entity (Note 6)	—	(35,621)
Straight-line lease income	(32,359)	(10,564)
Equity in income of unconsolidated entities	(196,986)	(190,854)
Distributions of income from unconsolidated entities	222,565	192,649
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	47,967	59,737
Deferred costs and other assets	33,805	(28,007)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(107,540)	(19,950)
Net cash provided by operating activities	1,887,567	1,836,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of loans to related parties	—	(4,641)
Capital expenditures, net	(403,346)	(334,674)
Investments in unconsolidated entities	(23,949)	(29,296)
Purchase of marketable and non-marketable securities	(20,850)	(9,258)
Insurance proceeds for property restoration	2,938	—
Distributions of capital from unconsolidated entities and other	143,482	359,083
Net cash used in investing activities	(301,725)	(18,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(164)	(165)
Purchase of units related to stock grant recipients' tax withholdings	(2,955)	(2,911)
Redemption of limited partner units	(135)	(7,619)
Purchase of general partner units	(181,258)	(307,296)
Distributions to noncontrolling interest holders in properties	(3,839)	(10,067)
Contributions from noncontrolling interest holders in properties	70	116
Partnership distributions	(1,460,852)	(1,394,075)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	5,022,602	3,720,806
Mortgage and unsecured indebtedness principal payments	(4,993,870)	(4,584,847)
Net cash used in financing activities	(1,620,401)	(2,586,058)
DECREASE IN CASH AND CASH EQUIVALENTS	(34,559)	(768,062)
CASH AND CASH EQUIVALENTS, beginning of period	514,335	1,482,309
CASH AND CASH EQUIVALENTS, end of period	$479,776	$714,247

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2019	$42,748	$3,253,933	$492,877	$7,398	$3,796,956
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (24,000 units)		253	(253)		—
Amortization of stock incentive		1,309			1,309
Redemption of limited partner units (774 units)		(127)	(8)		(135)
Treasury unit purchase (46,377 units)		(7,628)			(7,628)
Long-term incentive performance units			3,701		3,701
Issuance of unit equivalents and other (1,483 common units)		(1,756)	(2)		(1,758)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		4,167	(4,167)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(633,388)	(96,010)	(552)	(730,784)
Other comprehensive income		5,055	775		5,830
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $1,065 loss attributable to noncontrolling redeemable interests in properties	834	548,475	83,076	148	632,533
March 31, 2019	$42,666	$3,170,293	$479,989	$6,994	$3,699,942
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (89,368 common units, net)		—			—
Amortization of stock incentive		5,098			5,098
Treasury stock purchase (1,046,580 units)		(173,630)			(173,630)
Long-term incentive performance units			7,721		7,721
Issuance of unit equivalents and other (14,853 units)		(7,960)	1	69	(7,890)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		28,588	(28,588)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(835)	(632,851)	(95,977)	(455)	(730,118)
Other comprehensive income		(7,781)	(1,239)		(9,020)
Net income, excluding preferred distributions on temporary equity preferred units of $478 and a $28 loss attributable to noncontrolling redeemable interests in properties	835	495,324	75,066	426	571,651
June 30, 2019	$42,584	$2,877,081	$436,973	$7,034	$3,363,672

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2018	$43,077	$3,643,091	$548,858	$3,738	$4,238,764
Series J preferred stock premium and amortization	(83)				(83)
Limited partner units exchanged to common units (6,000 units)		70	(70)		—
Stock incentive program (236 common units, net)		—			—
Amortization of stock incentive		2,060			2,060
Redemption of limited partner units (40,503 units)		(5,793)	(474)		(6,267)
Treasury unit purchase (1,473,588 units)		(227,901)			(227,901)
Long-term incentive performance units			8,307		8,307
Cumulative effect of accounting change		7,264			7,264
Issuance of unit equivalents and other (1,608 common units)		(15,208)		24	(15,184)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		36,221	(36,221)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(605,252)	(91,523)	(489)	(698,098)
Other comprehensive income		7,706	1,104		8,810
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $619 loss attributable to noncontrolling redeemable interests in properties	834	620,654	93,649	527	715,664
March 31, 2018	$42,994	$3,462,912	$523,630	$3,800	$4,033,336
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (51,520 common units, net)		—			—
Amortization of stock incentive		3,912			3,912
Redemption of limited partner units (8,716 units)		(1,254)	(98)		(1,352)
Treasury unit purchase (514,659 units)		(79,395)			(79,395)
Long-term incentive performance units			7,462		7,462
Issuance of unit equivalents and other (17,072 common units)		(5,778)	1	89	(5,688)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		16,496	(16,496)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(835)	(603,247)	(91,426)	(475)	(695,983)
Other comprehensive income		(12,538)	(1,920)		(14,458)
Net income, excluding preferred distributions on temporary equity preferred units of $478 and $60 attributable to noncontrolling redeemable interests in properties	835	547,004	82,819	218	630,876
June 30, 2018	$42,912	$3,328,112	$503,972	$3,632	$3,878,628

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2019, we owned or held an interest in 206 income-producing properties in the United States, which consisted of 107 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. Internationally, as of June 30, 2019, we had ownership in 29 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of June 30, 2019, we also owned a 21.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the combined 2018 Annual Report on Form 10-K of Simon and the Operating Partnership. Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications have not changed the results of operations.

As of June 30, 2019, we consolidated 135 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 82 properties, or the joint venture properties, as well as our investments in Klépierre, Aéropostale, Authentic Brands Group, LLC, or ABG, and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 57 of the 82 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, and the United Kingdom comprise 21 of the remaining 25 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 86.8% and 86.9% for the six months ended June 30, 2019

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

and 2018, respectively. As of June 30, 2019 and December 31, 2018, Simon’s ownership interest in the Operating Partnership was 86.8%. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of the debt securities of our captive insurance subsidiary, equity instruments, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At June 30, 2019 and December 31, 2018, we had equity instruments with readily determinable fair values of $74.1 million and $78.1 million, respectively.  Effective January 1, 2018, changes in fair value of these equity instruments are recorded in earnings. We recognized a cumulative effect adjustment of $7.3 million as of January 1, 2018 to reclassify unrealized gains previously reported in accumulated other comprehensive income as a result of the adoption of Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” Non-cash mark-to-market adjustments related to an investment we hold in units of a publicly traded real estate investment trust are included in unrealized (losses) gains in fair value of equity instruments in our consolidated statements of operations and comprehensive income. Non-cash mark-to-market adjustments related to other securities with readily determinable fair values for the three and six months ended June 30, 2019 and 2018 were not significant. At June 30, 2019 and December 31, 2018, we had equity instruments without readily determinable fair values of $187.5 million and $175.7 million, respectively, for which we have elected the measurement alternative under this guidance.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or six months ended June 30, 2019 and 2018.

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

At June 30, 2019 and December 31, 2018, we held debt securities of $49.8 million and $40.1 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at June 30, 2019 and December 31, 2018 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset balance of $12.9 million and $10.9 million at June 30, 2019 and December 31, 2018, respectively, and a gross liability balance of $4.0 million and $6.2 million at June 30, 2019 and December 31, 2018, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	June 30,	December 31,
	2019	2018
Limited partners’ interests in the Operating Partnership	$436,973	$492,877
Nonredeemable noncontrolling interests in properties, net	7,034	7,398
Total noncontrolling interests reflected in equity	$444,007	$500,275

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

A rollforward of noncontrolling interests is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Noncontrolling interests, beginning of period	$486,983	$527,430	$500,275	$552,596
Net income attributable to noncontrolling interests after preferred distributions and income attributable to redeemable noncontrolling interests in consolidated properties	75,492	83,037	158,716	177,213
Distributions to noncontrolling interest holders	(96,432)	(91,901)	(192,994)	(183,913)
Other comprehensive (loss) income allocable to noncontrolling interests:
Unrealized (loss) gain on derivative hedge agreements	(909)	2,797	318	1,993
Net loss reclassified from accumulated other comprehensive loss into earnings	144	288	287	571
Currency translation adjustments	(545)	(5,034)	(1,159)	(3,371)
Changes in available-for-sale securities and other	71	29	90	(9)
	(1,239)	(1,920)	(464)	(816)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership	(28,588)	(16,496)	(32,755)	(52,717)
Units exchanged for common shares	—	—	(253)	(70)
Units redeemed	—	(98)	(8)	(572)
Long-term incentive performance units	7,721	7,462	11,422	15,769
Contributions by noncontrolling interests, net, and other	70	90	68	114
Noncontrolling interests, end of period	$444,007	$507,604	$444,007	$507,604

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

A rollforward of noncontrolling interests is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Noncontrolling nonredeemable interests in properties, net — beginning of period	$6,994	3,800	$7,398	$3,738
Net income attributable to noncontrolling nonredeemable interests	426	218	574	745
Distributions to noncontrolling nonredeemable interest holders	(455)	(475)	(1,007)	(964)
Contributions by noncontrolling nonredeemable interests, net, and other	69	89	69	113
Noncontrolling nonredeemable interests in properties, net — end of period	$7,034	$3,632	$7,034	$3,632

Accumulated Other Comprehensive Income (Loss)

Simon

The changes in components of our accumulated other comprehensive income (loss) attributable to common stockholders consisted of the following net of noncontrolling interest for the six months ended June 30, 2019:

			Net unrealized
	Currency	Accumulated	(losses) gains
	translation	derivative	on marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(158,904)	$32,933	$(46)	$(126,017)
Other comprehensive (loss) income before reclassifications	(7,208)	2,002	593	(4,613)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,887	—	1,887
Net current-period other comprehensive (loss) income	(7,208)	3,889	593	(2,726)
Ending balance	$(166,112)	$36,822	$547	$(128,743)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the six months ended June 30:

	2019	2018
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented
Accumulated derivative losses, net	$(2,174)	$(4,339)	Interest expense
	287	571	Net income attributable to noncontrolling interests
	$(1,887)	$(3,768)

The Operating Partnership

The changes in accumulated other comprehensive income (loss) by component consisted of the following for the six months ended June 30, 2019:

			Net unrealized
	Currency	Accumulated	(losses) gains
	translation	derivative	on marketable
	adjustments	gains, net	securities	Total
Beginning balance	$(182,978)	$37,916	$(52)	$(145,114)
Other comprehensive (loss) income before reclassifications	(8,367)	2,320	683	(5,364)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,174	—	2,174
Net current-period other comprehensive (loss) income	(8,367)	4,494	683	(3,190)
Ending balance	$(191,345)	$42,410	$631	$(148,304)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the six months ended June 30:

	2019	2018
	Amount reclassified	Amount reclassified
Details about accumulated other	from accumulated	from accumulated
comprehensive income (loss)	other comprehensive	other comprehensive	Affected line item where
components:	income (loss)	income (loss)	net income is presented

Accumulated derivative losses, net	$(2,174)	$(4,339)	Interest expense

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

As of June 30, 2019 and December 31, 2018, we had no outstanding interest rate derivatives. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of June 30, 2019 and December 31, 2018, respectively.

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

We had the following Euro:USD forward contracts designated as net investment hedges at June 30, 2019 and December 31, 2018 (in millions):

		Asset (Liability) Value as of
		June 30,	December 31,
Notional Value	Maturity Date	2019	2018
€50.0	May 15, 2019	—	(0.8)
€50.0	May 15, 2020	—	(1.5)
€50.0	May 14, 2021	(0.3)	(2.0)

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We use a Euro-denominated cross-currency swap agreement to manage our exposure to changes in foreign exchange rates by swapping $150.0 million of 4.38% fixed rate U.S. dollar-denominated debt to 1.37% fixed rate Euro-denominated debt of €121.6 million. The cross-currency swap matures on December 1, 2020. The fair value of our cross-currency swap agreement at June 30, 2019 was $12.9 million and is included in deferred costs and other assets. We use a Yen-denominated cross-currency swap agreement designated as a net investment hedge to manage our exposure to changes in foreign exchange rates by swapping $200.1 million of 4.38% fixed rate U.S. dollar-denominated debt to ¥22.3 billion of 1.19% fixed rate Yen-denominated debt. The cross-currency swap matures on December 1, 2020. The fair value of our cross-currency swap agreement at June 30, 2019 was $3.7 million and is included in other liabilities.

We have designated the currency forward contracts and cross-currency swaps as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro or Yen-denominated joint venture investment.

The total gross accumulated other comprehensive income related to the Operating Partnership’s derivative activities, including our share of the other comprehensive income from unconsolidated entities, approximated $42.4 million and $37.9 million as of June 30, 2019 and December 31, 2018, respectively.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases," codified as Accounting Standards Codification (ASC) 842, which results in lessees recognizing most leased assets and corresponding lease liabilities on the balance sheet.  Lessor accounting remains substantially similar to the previous accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09, “Revenue From Contracts With Customers”, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. ASC 842 also limits the capitalization of leasing costs to initial direct costs, which, if applied in 2018, would have reduced our capitalized leasing costs and correspondingly increased expenses by approximately $45 million, of which $11.0 million and $22.3 million related to the three and six months ended June 30, 2018, respectively.

Substantially all of our revenues and the revenues of our equity method investments are earned from arrangements that are within the scope of ASC 842. On July 30, 2018, the FASB issued ASU 2018-11, also codified as ASC 842, which created a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single lease component.  We determined that our lease arrangements meet the criteria under the practical expedient to account for lease and non-lease components as a single lease component, which alleviates the requirement upon adoption of ASC 842 that we reallocate or separately present consideration from lease and non-lease components. On January 1, 2019, we began recognizing consideration received from fixed common area maintenance arrangements on a straight-line basis as this consideration is attributed to the lease component.

We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and continue to account for our leases as operating leases. We accrue fixed lease income on a straight-line basis over the terms of the leases. Substantially all of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize this variable lease consideration only when each tenant’s sales exceed the applicable sales threshold. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter.

We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation or otherwise. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. For substantially all of our leases in the U.S. mall portfolio, we receive a fixed payment from the tenant for the CAM component which is recognized as revenue on a straight-line basis over the term of the lease. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant’s proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We accrue reimbursements from tenants for recoverable portions of all of these expenses as variable lease consideration in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.  Provisions for credit losses are recognized as a reduction of lease income.  Refer to note 9 for further disclosure of lease income.

Minimum fixed lease consideration under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration, for the years ending December 31, as of June 30, 2019, is as follows:

2019	$3,651,178
2020	3,392,090
2021	3,031,609
2022	2,638,397
2023	2,176,031
Thereafter	5,817,996
$20,707,301

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Further, ASC 842 requires recognition on our consolidated balance sheets of leases of land and other arrangements where we are the lessee. Upon adoption on January 1, 2019, we recognized a right of use asset and corresponding lease liability of $524.0 million representing the present value of future lease payments required under our lessee arrangements. We utilized lease terms ranging from 2019 to 2090 including periods for which exercising an extension option is reasonably assured, and discount rates from 3.97% to 5.52% when determining the present value of future lease payments. All of our existing lessee arrangements upon adoption continue to be classified as operating leases and the pattern of lease expense recognition will be unchanged. Refer to note 10 for further disclosure regarding ground leases recognized as a result of the adoption of ASC 842.

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three and six months ended June 30, 2019 and 2018.

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

During the first six months of 2018, we recorded net gains of $144.9 million primarily related to our disposition activity which included the foreclosure of a consolidated property in satisfaction of its $200 million non-recourse mortgage.

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

Simon

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Income attributable to Common Stockholders — Basic and Diluted	$495,324	$547,004	$1,043,799	$1,167,658
Weighted Average Shares Outstanding — Basic and Diluted	308,708,798	309,355,154	308,842,682	309,966,005

For the three and six months ended June 30, 2019, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three or six months ended June 30, 2019 and 2018. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Income attributable to Unitholders — Basic and Diluted	$570,389	$629,822	$1,201,940	$1,344,126
Weighted Average Units Outstanding — Basic and Diluted	355,491,396	356,181,817	355,634,031	356,810,908

For the three and six months ended June 30, 2019, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three or six months ended June 30, 2019 and 2018. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 82 properties as of June 30, 2019.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of June 30, 2019 and December 31, 2018, we had construction loans and other advances to related parties totaling $85.9 million and $85.8 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Unconsolidated Entity Transactions

During the first quarter of 2019, we disposed of our interests in a multi-family residential investment. Our share of the gross proceeds was $17.3 million. The gain of $15.6 million is included in other income in the accompanying consolidated statement of operations and comprehensive income.

On September 25, 2018, as discussed in note 4, we acquired the remaining 50% interest in The Outlets at Orange from our joint venture partner. The Operating Partnership issued 475,183 units at a price of $176.99 to acquire this remaining interest. As a result of this acquisition, we now own 100% of this property.

As of June 30, 2019 and December 31, 2018, we had an 11.7% legal noncontrolling equity interest in HBS, a joint venture we formed with Hudson’s Bay Company.  Our share of net (loss) income, net of amortization of our excess investment, was ($5.6) million and $3.7 million for the three months ended June 30, 2019 and 2018, respectively, and ($8.2) million and $7.6 million for the six months ended June 30, 2019 and 2018, respectively. Total revenues, operating income and consolidated net (loss) income of HBS were approximately $67.2 million, $1.1 million and ($22.1) million, respectively, for the six months ended June 30, 2019 and $174.2 million, $102.3 million and $53.8 million, respectively, for the six months ended June 30, 2018.

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

On September 15, 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  As a result, we recognized a $35.6 million non-cash gain representing the increase in value of our previously held interest in the licensing venture, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.  At June 30, 2019, our noncontrolling equity method interests in the operations venture of Aéropostale and in ABG were 44.95% and 5.40%, respectively.

European Investments

At June 30, 2019, we owned 63,924,148 shares, or approximately 21.9%, of Klépierre, which had a quoted market price of $33.52 per share. Our share of net income, net of amortization of our excess investment, was $21.2 million and $24.8 million for the three months ended June 30, 2019 and 2018, respectively, and $39.0 million and $47.7 million for the six months ended June 30, 2019 and 2018, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income and consolidated net income were approximately $760.2 million, $318.5 million and $276.6 million, respectively, for the six months ended June 30, 2019 and $814.7 million, $333.3 million and $364.4 million, respectively, for the six months ended June 30, 2018.

During the six months ended June 30, 2019 and 2018, Klépierre completed the disposal of its interests in certain shopping centers.  In connection with these disposals, we recorded gains of $2.7 million and $13.4 million, respectively, representing our

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

share of the gains recognized by Klépierre, which is included in gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in nine Designer Outlet properties as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, our legal percentage ownership interests in these properties ranged from 45% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At June 30, 2019 and December 31, 2018, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $200.9 million and $232.1 million as of June 30, 2019 and December 31, 2018, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $162.3 million and $166.3 million as of June 30, 2019 and December 31, 2018, respectively, including all related components of accumulated other comprehensive income (loss).

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Summary Financial Information

A summary of our equity method investments and share of income from such investments, excluding Klépierre, Aéropostale, ABG, and HBS follows.

COMBINED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
Assets:
Investment properties, at cost	$19,124,164	$18,807,449
Less - accumulated depreciation	7,119,224	6,834,633
	12,004,940	11,972,816
Cash and cash equivalents	882,158	1,076,398
Tenant receivables and accrued revenue, net	425,658	445,148
Deferred costs and other assets	618,538	390,818
Total assets	$13,931,294	$13,885,180
Liabilities and Partners’ Deficit:
Mortgages	$15,253,009	$15,235,415
Accounts payable, accrued expenses, intangibles, and deferred revenue	881,032	976,311
Other liabilities	554,459	344,205
Total liabilities	16,688,500	16,555,931
Preferred units	67,450	67,450
Partners’ deficit	(2,824,656)	(2,738,201)
Total liabilities and partners’ deficit	$13,931,294	$13,885,180
Our Share of:
Partners’ deficit	$(1,227,185)	$(1,168,216)
Add: Excess Investment	1,564,970	1,594,198
Our net Investment in unconsolidated entities, at equity	$337,785	$425,982

“Excess Investment” represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures or other investments acquired and has been determined to primarily relate to the fair value of the investment properties, intangible assets, and debt premiums and discounts. We amortize excess investment over the life of the related depreciable components of assets acquired, typically no greater than 40 years, the terms of the applicable leases, the estimated useful lives of the finite lived intangibles, and the applicable debt maturity, respectively. The amortization is included in the reported amount of income from unconsolidated entities.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

COMBINED STATEMENTS OF OPERATIONS

	For The Three		For The Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUE:
Lease income	$760,131	$749,892	$1,519,110	$1,502,497
Other income	79,389	78,378	155,311	159,487
Total revenue	839,520	828,270	1,674,421	1,661,984
OPERATING EXPENSES:
Property operating	140,262	139,553	284,983	285,845
Depreciation and amortization	170,407	166,299	340,664	326,134
Real estate taxes	67,809	68,576	136,526	136,843
Repairs and maintenance	18,832	20,736	41,209	43,933
Advertising and promotion	19,695	20,884	44,021	45,108
Other	47,743	49,885	97,058	99,617
Total operating expenses	464,748	465,933	944,461	937,480
Operating Income Before Other Items	374,772	362,337	729,960	724,504
Interest expense	(157,927)	(190,751)	(313,944)	(341,684)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	—	25,792	21,587	25,792
Net Income	$216,845	$197,378	$437,603	$408,612
Third-Party Investors’ Share of Net Income	$110,620	$96,240	$223,287	$202,424
Our Share of Net Income	106,225	101,138	214,316	206,188
Amortization of Excess Investment	(20,774)	(21,395)	(41,567)	(42,921)
Our Share of Gain on Sale or Disposal of Assets and Interest in Other Income in the Consolidated Financial Statements	—	—	(9,155)	—
Our Share of Gain on Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities, net	—	(9,672)	—	(9,672)
Income from Unconsolidated Entities	$85,451	$70,071	$163,594	$153,595

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

7. Debt

Unsecured Debt

At June 30, 2019, our unsecured debt consisted of $15.0 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and $1.4 billion outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program.

On June 30, 2019, we had an aggregate available borrowing capacity of $5.9 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the six months ended June 30, 2019 was $130.7 million and the weighted average outstanding balance was $125.2 million. Letters of credit of $11.3 million were outstanding under the Credit Facilities as of June 30, 2019.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2019, we had $1.4 billion outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 2.47%. These borrowings have a weighted average maturity date of September 19, 2019 and reduce amounts otherwise available under the Credit Facilities.

On February 1, 2019, the Operating Partnership repaid at maturity $600.0 million of senior unsecured notes with a fixed interest rate of 2.20%.

Mortgage Debt

Total mortgage indebtedness was $6.8 billion at June 30, 2019 and December 31, 2018.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2019, we were in compliance with all covenants of our unsecured debt.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

At June 30, 2019, our consolidated subsidiaries were the borrowers under 45 non-recourse mortgage notes secured by mortgages on 48 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2019, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $22.4 billion as of June 30, 2019 and December 31, 2018. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
Fair value of consolidated fixed rate mortgages and unsecured indebtedness	$23,318	$22,323
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	3.83%	4.55%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	3.78%	4.50%

8. Equity

During the six months ended June 30, 2019, Simon issued 24,000 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the six months ended June 30, 2019, the Operating Partnership redeemed 774 units from three limited partners for $0.1 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warrant.  During the six months ended June 30, 2019, Simon purchased 1,092,957 shares at an average price of $165.84 per share, of which 46,377 shares at an average price of $164.49 were purchased as part of the previous program.  In July 2019, Simon purchased 633,780 shares at an average price of $157.78 per share.  During the six months ended June 30, 2018, Simon purchased 1,988,247 shares at an average price of $154.56 per share as part of the previous program.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $2.05 per share in the second quarter of 2019 and $4.10 per share for the six months ended June 30, 2019.  The Operating Partnership paid distributions per unit for the same amounts.  We paid dividends of $1.95 and $3.90 per share for the three and six months ended June 30, 2018.  The Operating Partnership paid distributions per unit for

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

the same amounts.  Simon’s Board of Directors declared a quarterly cash dividend for the third quarter of 2019 of $2.10 per share of common stock payable on August 30, 2019 to stockholders of record on August 16, 2019. The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of June 30, 2019 and December 31, 2018.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	June 30,	December 31,
	2019	2018
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	205,788	204,626
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$231,325	$230,163

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

	As of	As of
	June 30,	December 31,
	2019	2018
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	205,788	204,626
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$231,325	$230,163

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Stock Based Compensation

Awards under our stock based compensation plans primarily take the form of LTIP unit and restricted stock grants. Restricted stock and awards under the LTIP programs contain both market and performance conditions, which are based on various individual, corporate and business unit performance measures as further described below. The expense related to these programs, net of amounts capitalized, is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.

LTIP Programs.  The Compensation Committee has approved long-term, performance based incentive compensation programs, or the LTIP programs, for certain senior employees. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by the Operating Partnership, which are subject to the participant maintaining employment with us through certain dates and other conditions as described in the applicable award agreements. Awarded LTIP units not earned in accordance with the conditions set forth in the applicable award agreements are forfeited. Earned and fully vested LTIP units are equivalent to units of the Operating Partnership. During the performance period, participants are entitled to receive distributions on the LTIP units awarded to them equal to 10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP units as participating securities under the two-class method of computing earnings per share.

In 2019, the Compensation Committee established and granted awards under a redesigned LTIP program, or the 2019 LTIP program.  Awards under the 2019 LTIP program will be considered earned if, and only to the extent to which, the respective performance conditions (based on Funds From Operations, or FFO, per share, and Objective Criteria Goals) and market conditions (based on Relative TSR performance), as defined in the applicable award agreements, are achieved during the applicable three-year measurement period, subject to the recipient’s continued employment through the vesting date.  All of the earned LTIP units under the 2019 LTIP program will vest on January 1, 2023.  The 2019 LTIP program provides that the amount earned of the performance-based portion of the awards is dependent on Simon’s performance compared to certain criteria and has a maximum potential fair value at issuance of $22.1 million.

The grant date fair values of any LTIP units for market-based awards are estimated using a Monte Carlo model, and the resulting fixed expense is recorded regardless of whether the market condition criteria are achieved if the required service is delivered. The grant date fair values of the market-based awards are being amortized into expense over the period from the grant date to the date at which the awards, if earned, would become vested.  The level of expense of the performance-based award is recorded over the period from the grant date to the date at which the awards, if earned, would become vested, based on our assessment as to whether it is probable that the performance criteria will be achieved during the applicable performance periods.

The Compensation Committee approved LTIP unit grants as shown in the table below. The extent to which LTIP units were earned, and the aggregate grant date fair value, are as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of Performance-Based Awards
2014-2016 LTIP program	120,314	$27.5 million	—
2015-2017 LTIP program	—	$21.6 million	—
2016-2018 LTIP program	—	$22.7 million	—
2018 LTIP program - Tranche A	To be determined in 2020	$6.1 million	$6.1 million
2018 LTIP program - Tranche B	To be determined in 2021	$6.1 million	$6.1 million
2019 LTIP program	To be determined in 2022	$9.5 million	$14.7 million

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $8.1 million and $8.6 million for the six months ended June 30, 2019 and 2018, respectively.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Restricted Stock.  The Compensation Committee awarded 82,969 shares of restricted stock to employees during the six months ended June 30, 2019 at a weighted-average fair market value of $182.21 per share. During the six months ended June 30, 2019, our non-employee Directors were awarded 10,644 shares of restricted stock at a weighted average fair market value of $174.03 per share. These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us. The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. The grant date fair value of the non-employee Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $3.8 million and $4.0 million for the six months ended June 30, 2019 and 2018, respectively.

Other Compensation Arrangements.  On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted David Simon, Simon’s Chairman, Chief Executive Officer and President, a retention award in the form of 1,000,000 LTIP units, or the Award, for his continued service through July 5, 2019. Effective December 31, 2013, the Award was modified, or the Current Award, and as a result the LTIP units would become earned and eligible to vest based on the attainment of Company-based performance goals, in addition to the service-based vesting requirement included in the original Award. The Current Award does not contain an opportunity for Mr. Simon to receive additional LTIP units above and beyond the original Award should our performance exceed the higher end of the performance criteria.  The performance criteria of the Current Award are based on the attainment of specific FFO per share goals. Because the performance criteria has been met, a maximum of 360,000 LTIP units, or the A units, 360,000 LTIP units, or the B units, and 280,000 LTIP units, or the C units, became earned on December 31, 2015, December 31, 2016 and December 31, 2017, respectively. If the relevant performance criteria had not been achieved, all or a portion of the Current Award would have been forfeited. The earned A units vested on January 1, 2018, earned B units vested on January 1, 2019 and earned C units vested on June 30, 2019. The grant date fair value of the retention award of $120.3 million was recognized as expense over the eight-year term of his employment agreement on a straight-line basis based on the applicable vesting periods of the A units, B units and C units.

9. Lease Income

As discussed in note 3, fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements which are accrued on a straight-line basis over the terms of the leases.  Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fixed lease income	$1,068,701	$1,031,040	$2,128,820	$2,069,806
Variable lease income	229,866	227,658	449,803	456,784
Total lease income	$1,298,567	$1,258,698	$2,578,623	$2,526,590

Lease income for the three and six months ended June 30, 2018 has been reclassified to conform to the current year presentation.

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

Lease Commitments

As of June 30, 2019, a total of 23 of our consolidated properties are subject to ground leases.  The termination dates of these ground leases range from 2019 to 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2019 to 2028.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
Lease Cost
Operating lease cost	$7,943	$15,108
Variable lease cost	4,186	8,330
Sublease income	(167)	(334)
Total lease cost	$11,962	$23,104

For the three and six months ended June 30, 2018, we incurred $11,302 and $23,427 of lease expense, respectively.

For the Six Months Ended
June 30, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,172

Weighted-average remaining lease term - operating leases	36.0 years
Weighted-average discount rate - operating leases	4.87%

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

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2019	$32,444
2020	32,438
2021	32,440
2022	32,451
2023	32,583
Thereafter	941,418
$1,103,774
Impact of discounting	(583,181)
Operating lease liabilities	$520,593

Lease liabilities are included within other liabilities in the consolidated balance sheet.  Right of use assets are included within deferred costs and other assets in the consolidated balance sheet.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of June 30, 2019 and December 31, 2018, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $216.1 million (of which we have a right of recovery from our venture partners of $10.8 million). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely upon anchor tenants to attract customers; however, anchors do not contribute materially to our financial results as many anchors own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Hurricane Impacts

During the third quarter of 2017, our two wholly-owned properties located in Puerto Rico sustained significant damage as a result of Hurricane Maria. Since the date of the loss, we have received $68.3 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $42.7 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the three and six months ended June 30, 2019, we recorded $3.2 million and $7.6 million, respectively, as business interruption proceeds in other income in the accompanying consolidated statements of operations and comprehensive income.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2019, we owned or held an interest in 206 income-producing properties in the United States, which consisted of 107 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in the United States, Canada, Asia and Europe. Internationally, as of June 30, 2019, we had ownership in 29 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. We also have four international outlet properties under development. As of June 30, 2019, we also owned a 21.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

We generate the majority of our lease income from retail tenants including consideration received from:

●	fixed minimum lease consideration and fixed common area maintenance (CAM) reimbursements, and
●	variable lease consideration primarily based on tenants’ sales.

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

We invest in real estate properties to maximize total financial return which includes both operating cash flows and capital appreciation. We seek growth in earnings, funds from operations, or FFO, and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth through the following:

●	attracting and retaining high quality tenants and utilizing economies of scale to reduce operating expenses,
●	expanding and re-tenanting existing highly productive locations at competitive rental rates,
●	selectively acquiring or increasing our interests in high quality real estate assets or portfolios of assets,
●	generating consumer traffic in our retail properties through marketing initiatives and strategic corporate alliances, and
●	selling selective non-core assets.

We also grow by generating supplemental revenues from the following activities:

●	establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including payment systems (such as handling fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,
●	offering property operating services to our tenants and others, including waste handling and facility services, and the provision of energy services,
●	selling or leasing land adjacent to our properties, commonly referred to as “outlots” or “outparcels,” and
●	generating interest income on cash deposits and investments in loans, including those made to related entities.

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

To support our growth, we employ a three-fold capital strategy:

●	provide the capital necessary to fund growth,
●	maintain sufficient flexibility to access capital in many forms, both public and private, and
●	manage our overall financial structure in a fashion that preserves our investment grade credit ratings.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.39 during the first six months of 2019 to $3.38 from $3.77 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	2018 net gains primarily related to disposition activity of $144.9 million, or $0.41 per diluted share/unit,
●	a non-cash investment gain of $35.6 million, or $0.10 per diluted share/unit, in 2018,
●	decreased consolidated lease settlement activity in 2019 of $26.8 million, or $0.08 per diluted share/unit, and
●	decreased income related to distributions from an international investment in 2018 of $18.6 million, or $0.05 per diluted share/unit, partially offset by
●	improved operating performance and solid core business fundamentals in 2019 and the impact of our acquisition, development and expansion activity,
●	a lawsuit settled with our former insurance broker in 2019 related to the significant flood damage sustained at Opry Mills in May 2010 of $68.0 million, or $0.19 per diluted share/unit,
●	a gain in 2019 related to the disposition of our interest in a multi-family residential investment of $15.6 million, or $0.04 per diluted share/unit,
●	our share of an early repayment charge and write-off of deferred debt issuance costs in 2018 related to refinancing at Aventura Mall, of $12.5 million, or $0.03 per diluted share/unit, and
●	decreased interest expense in 2019 of $14.9 million, or $0.04 per diluted share/unit.

Solid core business fundamentals during the first six months of 2019 were primarily driven by strong leasing activity. Portfolio NOI grew 1.7% for the six month period in 2019 over the prior year period. Comparable property NOI grew 1.8% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased from $646 psf at June 30, 2018 to $669 psf, or 3.5%, at June 30, 2019, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 1.3% to $54.52 psf as of June 30, 2019, from $53.84 psf as of June 30, 2018. Leasing spreads in our U.S. Malls and Premium Outlets were favorable as we were able to lease available square feet at higher rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $16.53 psf ($67.76 openings compared to $51.23 closings) as of June 30, 2019, representing a 32.3% increase. Ending occupancy for our U.S. Malls and Premium Outlets decreased 0.3% to 94.4% as of June 30, 2019, from 94.7% as of June 30, 2018.

Our effective overall borrowing rate at June 30, 2019 on our consolidated indebtedness increased two basis points to 3.34% as compared to 3.32% at June 30, 2018. This increase was primarily due to an increase in the effective overall borrowing rate on variable rate debt of 58 basis points (3.01% at June 30, 2019 as compared to 2.43% at June 30, 2018) combined with an increase in the effective overall borrowing rate on fixed rate debt of one basis point (3.37% at June 30, 2019 as compared to 3.36% at June 30, 2018), partially offset by a decrease in the amount of our variable rate debt. The weighted average years to maturity of our consolidated indebtedness was 6.0 years and 6.4 years at June 30, 2019 and December 31, 2018, respectively. Our financing activity for the six months ended June 30, 2019 included:

●	Increasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $659.5 million through the issuance of U.S. dollar denominated notes.
●	Repaying at maturity $600.0 million of senior unsecured notes with a fixed interest rate of 2.20% on February 1, 2019.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	June 30,	June 30,	%/Basis Points
	2019	2018	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	94.6%	94.8%	-20 bps
Unconsolidated	93.9%	94.6%	-70 bps
Total Portfolio	94.4%	94.7%	-30 bps
Average Base Minimum Rent per Square Foot
Consolidated	$52.91	$52.14	1.5%
Unconsolidated	$58.74	$58.37	0.6%
Total Portfolio	$54.52	$53.84	1.3%
Total Sales per Square Foot
Consolidated	$646	$630	2.6%
Unconsolidated	$733	$694	5.7%
Total Portfolio	$669	$646	3.5%
The Mills:
Ending Occupancy	97.1%	98.3%	-120 bps
Average Base Minimum Rent per Square Foot	$32.87	$31.53	4.2%
Total Sales per Square Foot	$614	$604	1.7%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Total Sales per Square Foot.  Total sales include total reported retail tenant sales on a trailing 12-month basis at owned GLA (for mall stores with less than 10,000 square feet) in the U.S. Malls and The Mills and stores with less than 20,000 square feet in the Premium Outlets. Retail sales at owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

Current Leasing Activities

During the six months ended June 30, 2019, we signed 464 new leases and 496 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our

U.S. Malls and Premium Outlets portfolio, comprising approximately 3.0 million square feet, of which 2.3 million square feet related to consolidated properties. During the comparable period in 2018, we signed 507 new leases and 514 renewal leases with a fixed minimum rent, comprising approximately 3.4 million square feet, of which 2.4 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $63.25 per square foot in 2019 and $54.79 per square foot in 2018 with an average tenant allowance on new leases of $52.12 per square foot and $49.58 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	June 30,	June 30,	%/Basis Points
	2019	2018	Change
Ending Occupancy	99.9%	99.5%	+40 bps
Total Sales per Square Foot	¥108,598	¥106,641	1.84%
Average Base Minimum Rent per Square Foot	¥5,214	¥5,095	2.34%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

●	On September 27, 2018, we opened Denver Premium Outlets, a 330,000 square foot center in Thornton (Denver), Colorado. We own a 100% interest in this center.
●	On September 25, 2018, we acquired the remaining 50% interest in the previously unconsolidated The Outlets at Orange from our joint venture partner.
●	During 2018, we disposed of two retail properties.

The following acquisitions, dispositions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	On May 22, 2019, we opened Premium Outlets Querétaro, a 270,600 square foot center in Santiago de Querétaro, Mexico. We own a 50% interest in this center.
●	During the fourth quarter of 2018, our interest in the 41 German department store properties owned through our investment in HBS Global Properties, or HBS, was sold.
●	During 2018, we contributed our interest in the licensing venture of Aéropostale for additional interests in Authentic Brands Group LLC, or ABG. Our noncontrolling interest in ABG is 5.4%.
●	On May 2, 2018, we and our partner opened Premium Outlet Collection Edmonton International Airport, a 424,000 square foot shopping center in Edmonton (Alberta), Canada. We have a 50% noncontrolling interest in this center.

For the purposes of the following comparison between the three months ended June 30, 2019 and 2018, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended June 30, 2019 vs. Three months ended June 30, 2018

Lease income increased $39.9 million during the three months ended 2019, of which the property transactions accounted for $12.9 million of the increase.  Comparable lease income increased $27.0 million, or 2.2%, due to increases in fixed minimum lease and CAM consideration recorded on a straight-line basis as well as variable lease consideration based on tenant sales.

Total other income decreased $27.4 million, primarily due to a $35.6 million non-cash gain recorded in 2018 associated with our contribution of our interest in the Aéropostale licensing venture for additional interests in ABG, partially offset by 2019 activity including a $5.8 million land sale gain as a result of land contributions for densification projects at two of our properties and a $3.2 million increase related to business interruption insurance proceeds received in connection with our two Puerto Rico properties as a result of hurricane damages.

Depreciation and amortization expense increased $32.4 million, of which the property transactions accounted for $3.7 million.  The comparable properties increased $28.7 million primarily as a result of an increase in tenant allowance write-offs in 2019 and the acceleration of depreciation on a property upon initiation of a major redevelopment.

Home and regional office costs increased $14.2 million, primarily due to the suspension of leasing cost capitalization in 2019, as a result of the adoption of a new accounting pronouncement.

Other expense increased $7.3 million primarily related to an increase in legal fees and expenses.

Income and other taxes decreased $3.1 million due to reduced withholding and income taxes related to certain of our international investments.

Unrealized (losses) gains in fair value of equity instruments represent a mark-to-market loss of $12.3 million for the three months ended June 30, 2019 as compared to a gain of $9.7 million for the three months ended June 30, 2018.

During the three months ended June 30, 2019, we recorded a $2.7 million gain related to Klépierre’s disposition of certain shopping centers.  During the three months ended June 30, 2018, we recorded net gains of $9.7 million primarily related to a property insurance recovery of previously depreciated assets.

Simon’s net income attributable to noncontrolling interests decreased $7.6 million due to a decrease in the net income of the Operating Partnership.

Six months ended June 30, 2019 vs. Six months ended June 30, 2018

Lease income increased $52.0 million during 2019, of which the property transactions accounted for $22.9 million of the increase.  Comparable lease income increased $29.1 million, or 1.2%, due to increases in fixed minimum lease and CAM consideration recorded on a straight-line basis as well as variable lease consideration based on tenant sales.

Total other income increased $19.7 million, primarily due to a $68.0 million increase related to a lawsuit settled with our former insurance broker in 2019 related to the significant flood damage sustained at Opry Mills in May 2010, a $15.6 million gain on the sale of our interest in a multi-family residential property, a $7.6 million increase related to business interruption insurance proceeds received in connection with our two Puerto Rico properties as a result of hurricane damage and a $5.8 million land sale gain as a result of land contributions for densification projects at two of our properties, partially offset by a $35.6 million non-cash gain recorded in 2018 associated with our contribution of our interest in the Aéropostale licensing venture for additional interests in ABG, a $26.8 million decrease in lease settlement income and a $18.6 million decrease in income related to distributions from an international investment received in 2018.

Depreciation and amortization expense increased $44.1 million, of which the property transactions accounted for $6.5 million.  The comparable properties increased $37.6 million primarily as a result of an increase in tenant allowance write-offs in 2019 and the acceleration of depreciation on a property upon initiation of a major redevelopment.

Home and regional office costs increased $25.6 million, primarily due to the suspension of leasing cost capitalization in 2019, as a result of the adoption of a new accounting pronouncement.

Unrealized (losses) gains in fair value of equity instruments represent a mark-to-market loss of $7.0 million for the six months ended June 30, 2019 as compared to a gain of $6.7 million for the six months ended June 30, 2018.

During 2019, we recorded a $2.7 million gain related to Klépierre’s disposition of certain shopping centers. During 2018, we recorded net gains of $9.7 million related to a property insurance recovery of previously depreciated assets and $135.2 million primarily related to our disposition activity.

Simon’s net income attributable to noncontrolling interests decreased $19.0 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised only 3.5% of our total consolidated debt at June 30, 2019. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.0 billion in the aggregate during the six months ended June 30, 2019. The Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility, and a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $34.6 million during the first six months of 2019 to $479.8 million as of June 30, 2019 as further discussed in “Cash Flows” below.

On June 30, 2019, we had an aggregate available borrowing capacity of approximately $5.9 billion under the Credit Facilities, net of outstanding borrowings of $125.0 million and amounts outstanding under the Commercial Paper program of $1.4 billion and letters of credit of $11.3 million. For the six months ended June 30, 2019, the maximum aggregate outstanding balance under the Credit Facilities was $130.7 million and the weighted average outstanding balance was $125.2 million. The weighted average interest rate was 3.25% for the six months ended June 30, 2019.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2019 totaled $2.0 billion. In addition, we had net proceeds from our debt financing and repayment activities of $28.7 million in 2019. These activities are further discussed below under “Financing and Debt.” During the first six months of 2019, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $1.5 billion and preferred unit distributions totaling $2.6 million,
●	funded consolidated capital expenditures of $403.3 million (including development and other costs of $51.5 million, redevelopment and expansion costs of $228.8 million, and tenant costs and other operational capital expenditures of $123.0 million),
●	funded investments in unconsolidated entities of $23.9 million,
●	received insurance proceeds for property restoration, remediation, and business interruption from hurricane damages in Puerto Rico of $9.9 million, and
●	funded the repurchase of $181.3 million of Simon’s common stock.

In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and dividends to stockholders and/or distributions to partners necessary to maintain Simon’s REIT qualification on a long-term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building redevelopments and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

●	excess cash generated from operating performance and working capital reserves,
●	borrowings on the Credit Facilities and Commercial Paper program,
●	additional secured or unsecured debt financing, or
●	additional equity raised in the public or private markets.

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

Financing and Debt

Unsecured Debt

At June 30, 2019, our unsecured debt consisted of $15.0 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Credit Facility, and $1.4 billion outstanding under the Commercial Paper program.

On June 30, 2019, we had an aggregate available borrowing capacity of $5.9 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the six months ended June 30, 2019 was $130.7 million and the weighted average outstanding balance was $125.2 million. Letters of credit of $11.3 million were outstanding under the Credit Facilities as of June 30, 2019.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2019, we had $1.4 billion outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 2.47%. These borrowings have a weighted average maturity date of September 19, 2019 and reduce amounts otherwise available under the Credit Facilities.

On February 1, 2019, the Operating Partnership repaid at maturity $600.0 million of senior unsecured notes with a fixed interest rate of 2.20%.

Mortgage Debt

Total mortgage indebtedness was $6.8 billion at June 30, 2019 and December 31, 2018.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2019, we were in compliance with all covenants of our unsecured debt.

At June 30, 2019, we or our subsidiaries were the borrowers under 45 non-recourse mortgage notes secured by mortgages on 48 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2019, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2019 and December 31, 2018, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	June 30, 2019	Interest Rate(1)	December 31, 2018	Interest Rate(1)
Fixed Rate	$22,481,756	3.37%	$22,461,191	3.37%
Variable Rate	842,923	3.01%	844,344	3.17%
	$23,324,679	3.34%	$23,305,535	3.35%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2018 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2019, for the remainder of 2019 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2019	2020 - 2021	2022 - 2023	After 2023	Total
Long Term Debt (1) (2)	$1,471,934	$5,069,689	$5,398,192	$11,271,833	$23,211,648
Interest Payments (3)	385,368	1,397,652	984,439	2,736,976	5,504,435
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	The amount due in 2019 includes $1.4 billion in Global Commercial Paper – USD.
(3)	Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2019.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2019, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $216.1 million (of which we have a right of recovery from our joint venture partners of $10.8 million as of June 30, 2019). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Hurricane Impacts

During the third quarter of 2017, our two wholly-owned properties located in Puerto Rico experienced property damage and business interruption as a result of Hurricane Maria.  Since the date of the loss, we have received $68.3 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $42.7 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the three and six months ended June 30, 2019, we recorded $3.2 million and $7.6 million, respectively, as business interruption proceeds in other income in the accompanying consolidated statements of operations and comprehensive income.

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

During the first six months of 2019, we disposed of our interests in one multi-family residential investment. Our share of the gross proceeds on this transaction was $17.3 million. Our share of the gain of $15.6 million is included in other income in the accompanying consolidated statement of operation and comprehensive income. As discussed in note 6 of the condensed notes to our consolidated financial statements, Klépierre also disposed of its interest in certain shopping centers resulting in a gain, of which our share was $2.7 million.

During the first six months of 2018, we recorded net gains of $144.9 million primarily related to our disposition activity which included the foreclosure of a consolidated property in satisfaction of its $200 million non-recourse mortgage. As discussed in note 6 of the condensed notes to our consolidated financial statements, Klépierre also disposed of its interests in certain shopping centers resulting in a gain, of which our share was $13.4 million.

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, restaurants, as well as office space and residential uses are underway at properties in the United States, Canada, Europe and Asia.

Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.7 billion. We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of international development costs for 2019 to be approximately $232 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of June 30, 2019 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Premium Outlets Querétaro	Querétaro, Mexico	270,600	50%	MXN	441.7	$23.0	Opened May - 2019
Málaga Designer Outlet	Málaga, Spain	191,000	46%	EUR	42.9	$48.8	Oct. - 2019
Siam Premium Outlets Bangkok	Bangkok, Thailand	251,000	50%	THB	1,607	$52.4	Feb. - 2020
West Midlands Designer Outlet	Cannock (West Midlands), England	197,000	20%	GBP	26.5	$33.6	Oct. - 2020
Normandy Designer Outlet	Vernon (Normandy), France	229,000	81%	EUR	175.2	$199.2	Jun. - 2021
Expansions:
Vancouver Designer Outlet Phase 2	Richmond (British Columbia), Canada	84,000	46%	CAD	26.9	$20.6	Aug. - 2019
Paju Premium Outlets Phase 3	Gyeonggi Province, South Korea	116,000	50%	KRW	26,905	$23.3	Aug. - 2019
Ashford Designer Outlet Phase 2	Ashford, England	98,000	46%	GBP	43.0	$54.7	Oct. - 2019
Noventa di Piave Designer Outlet Phase 5	Noventa di Piave (Venice), Italy	29,000	92%	EUR	21.4	$24.4	Oct. - 2019
Tosu Premium Outlets Phase 4	Tosu City, Japan	38,000	40%	JPY	964	$8.9	Nov. - 2019
Gotemba Premium Outlets Phase 4	Gotemba, Japan	178,000	40%	JPY	7,476	$69.3	Apr. - 2020
Rinku Premium Outlets Phase 5	Izumisano (Osaka), Japan	110,000	40%	JPY	3,219	$29.8	Jul. - 2020
(1)	USD equivalent based upon June 30, 2019 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.05 per share in the second quarter of 2019 and $4.10 per share for the six months ended June 30, 2019.  The Operating Partnership paid distributions per unit for the same amounts.  We paid dividends of $1.95 and $3.90 per share for the three and six months ended June 30, 2018.  The Operating Partnership paid distributions per unit for the same amounts.  Simon’s Board of Directors declared a quarterly cash dividend for the third quarter of 2019 of $2.10 per share of common stock payable on August 30, 2019 to stockholders of record on August 16, 2019. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warrant.  During the six months ended June 30, 2019, Simon purchased 1,092,957 shares at an average price of $165.84 per share, of which 46,377 shares at an average price of $164.49 were purchased as part of the previous program.  In July 2019, Simon purchased 633,780 shares at an average price of $157.78 per share.  During the six months ended June 30, 2018, Simon purchased 1,988,247 shares at an average price of $154.56 per share as part of the previous program.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

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

We determine FFO based upon the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”) Funds From Operations White Paper – 2018 Restatement.  Our main business includes acquiring, owning, operating, developing, and redeveloping real estate in conjunction with the rental of real estate.  Gain and losses of assets incidental to our main business are included in FFO.  We determine FFO to be our share of consolidated net income computed in accordance with GAAP:

●	excluding real estate related depreciation and amortization,
●	excluding gains and losses from extraordinary items,
●	excluding gains and losses from the sale, disposal or property insurance recoveries of, or any impairment related to, depreciable retail operating properties,
●	plus the allocable portion of FFO of unconsolidated joint ventures based upon economic ownership interest, and
●	all determined on a consistent basis in accordance with GAAP.

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,
●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Funds from Operations	$1,064,406	$1,060,564	$2,146,326	$2,086,902
Change in FFO from prior period	0.4%	19.9%	2.8%	11.6%
Consolidated Net Income	$572,102	$631,414	$1,204,048	$1,346,938
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	350,045	317,364	675,983	631,370
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	139,271	137,279	273,902	272,204
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(2,681)	(9,672)	(2,681)	(144,949)
Unrealized losses (gains) in fair value of equity instruments	12,317	(9,692)	7,000	(6,664)
Net (income) loss attributable to noncontrolling interest holders in properties	(400)	(279)	518	(186)
Noncontrolling interests portion of depreciation and amortization	(4,935)	(4,537)	(9,818)	(9,185)
Preferred distributions and dividends	(1,313)	(1,313)	(2,626)	(2,626)
FFO of the Operating Partnership	$1,064,406	$1,060,564	$2,146,326	$2,086,902
FFO allocable to limited partners	140,077	139,426	282,396	273,985
Dilutive FFO allocable to common stockholders	$924,329	$921,138	$1,863,930	$1,812,917
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.60	$1.77	$3.38	$3.77
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	1.37	1.27	2.65	2.51
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(0.01)	(0.03)	(0.01)	(0.41)
Unrealized losses (gains) in fair value of equity instruments	0.03	(0.03)	0.02	(0.02)
Diluted FFO per share	$2.99	$2.98	$6.04	$5.85
Basic and Diluted weighted average shares outstanding	308,709	309,355	308,843	309,966
Weighted average limited partnership units outstanding	46,783	46,827	46,791	46,845
Basic and Diluted weighted average shares and units outstanding	355,492	356,182	355,634	356,811

The following schedule reconciles consolidated net income to NOI and sets forth the computations of portfolio NOI and comparable property NOI.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$572,102	$631,414	$1,204,048	$1,346,938
Income and other taxes	7,010	10,137	17,112	16,357
Interest expense	198,425	206,624	397,160	412,115
Income from unconsolidated entities	(106,542)	(100,828)	(196,986)	(190,854)
Unrealized losses (gains) in fair value of equity instruments	12,317	(9,692)	7,000	(6,664)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(2,681)	(9,672)	(2,681)	(144,949)
Operating Income Before Other Items	680,631	727,983	1,425,653	1,432,943
Depreciation and amortization	352,606	320,198	681,249	637,134
Home and regional office costs	46,467	32,316	99,027	73,380
General and administrative	10,359	10,913	19,496	23,542
NOI of consolidated entities	$1,090,063	$1,091,410	$2,225,425	$2,166,999
Reconciliation of NOI of unconsolidated entities:
Net Income	$216,845	$197,378	$437,603	$408,612
Interest expense	157,927	190,751	313,944	341,684
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	—	(25,792)	(21,587)	(25,792)
Operating Income Before Other Items	374,772	362,337	729,960	724,504
Depreciation and amortization	170,407	166,299	340,664	326,134
NOI of unconsolidated entities	$545,179	$528,636	$1,070,624	$1,050,638
Add: Our share of NOI from Klépierre, HBS, and other corporate investments	71,121	78,962	125,796	139,019
Combined NOI	$1,706,363	$1,699,008	$3,421,845	$3,356,656
Less: Corporate and Other NOI Sources (1)	95,723	113,940	261,243	248,191
Portfolio NOI	$1,610,640	$1,585,068	$3,160,602	$3,108,465
Portfolio NOI Growth	1.6%		1.7%
Less: Our share of NOI from Klépierre, HBS, and other corporate investments	71,121	76,989	125,796	129,435
Less: International Properties (2)	117,749	112,631	232,245	223,714
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	48,684	49,929	89,962	91,178
Comparable Property NOI (4)	$1,373,086	$1,345,519	$2,712,599	$2,664,138
Comparable Property NOI Growth	2.0%		1.8%

(1)	Includes income components excluded from portfolio NOI and comparable property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), gains on sale of equity instruments, the results of our joint venture with Seritage, Northgate, Simon management company revenues, and other assets.
(2)	Includes International Premium Outlets (except for Canadian International Premium Outlets included in comparable property NOI) and International Designer Outlets.
(3)	Includes total property NOI for properties undergoing redevelopment as well as incremental NOI for expansion properties not yet included in comparable properties.
(4)	Includes Malls, Premium Outlets, The Mills and Lifestyle Centers opened and operating as comparable for the period.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Sensitivity Analysis

We disclosed a qualitative and quantitative analysis regarding market risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the combined 2018 Annual Report on Form 10-K of Simon and the Operating Partnership. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2018.

Item 4.  Controls and Procedures

Simon

Management’s Evaluation of Disclosure Controls and Procedures

Simon maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, and that such information is accumulated and communicated to Simon’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Through the period covered by this report, there were no material changes to the Risk Factors disclosed under Item 1A. Risk Factors in Part I of the combined 2018 Annual Report on Form 10-K of Simon and the Operating Partnership.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended June 30, 2019.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	plans	plans (2)
April 1, 2019 - April 30, 2019	14,853	(1)	$182.21	—	$2,000,000,000
May 1, 2019 - May 31, 2019	359,765		$172.39	359,765	$1,937,979,447
June 1, 2019 - June 30, 2019	686,815		$162.50	686,815	$1,826,370,806
	1,061,433		$166.13	1,046,580
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

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2019.

Issuer Purchases of Equity Securities

Except in connection with Simon’s share purchases, there were no purchases of equity securities made by the Operating Partnership during the quarter ended June 30, 2019.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the quarter covered by this report, the Audit Committee of Simon’s Board of Directors approved certain audit, audit-related, and non-audit tax compliance and tax consulting services to be provided by Ernst & Young LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits

Exhibit Number	Exhibit Descriptions
10.1*	Simon Property Group, L.P. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8-K filed May 8, 2019).
10.2*	Form of Simon Property Group Series 2019 LTIP Unit Award Agreement.
10.3*	Form of Certificate of Designation of Series 2019 LTIP Units of Simon Property Group, L.P.
31.1	Simon Property Group, Inc. — Certification by the Chief Executive Officer pursuant to Rule 13a14(a)/15d14(a) of the Exchange Act, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002.
31.2	Simon Property Group, Inc. — Certification by the Chief Financial Officer pursuant to Rule 13a14(a)/15d14(a) of the Exchange Act, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002.
31.3	Simon Property Group, L.P. — Certification by the Chief Executive Officer pursuant to Rule 13a14(a)/15d14(a) of the Exchange Act, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002.
31.4	Simon Property Group, L.P. — Certification by the Chief Financial Officer pursuant to Rule 13a14(a)/15d14(a) of the Exchange Act, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002.
32.1

Simon Property Group, Inc. — Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002.

32.2

Simon Property Group, L.P. — Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: August 7, 2019

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President, Chief Financial Officer and
Treasurer of Simon Property Group, Inc., General Partner
Date: August 7, 2019