Form 10-Q
period 2019-09-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2019-11-06
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of September 30, 2019, Simon Property Group, Inc. had 306,860,960 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2019 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of September 30, 2019, Simon owned an approximate 86.8% ownership interest in the Operating Partnership, with the remaining 13.2% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2019	2018
ASSETS:
Investment properties, at cost	$37,590,061	$37,092,670
Less - accumulated depreciation	13,707,832	12,884,539
	23,882,229	24,208,131
Cash and cash equivalents	3,647,230	514,335
Tenant receivables and accrued revenue, net	775,617	763,815
Investment in unconsolidated entities, at equity	2,121,558	2,220,414
Investment in Klépierre, at equity	1,614,109	1,769,488
Deferred costs and other assets	1,803,483	1,210,040
Total assets	$33,844,226	$30,686,223
LIABILITIES:
Mortgages and unsecured indebtedness	$26,643,879	$23,305,535
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,324,110	1,316,861
Cash distributions and losses in unconsolidated entities, at equity	1,568,150	1,536,111
Other liabilities	1,001,048	500,597
Total liabilities	30,537,187	26,659,104
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	226,887	230,163
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	42,502	42,748
Common stock, $0.0001 par value, 511,990,000 shares authorized, 320,435,256 and 320,411,571 issued and outstanding, respectively	32	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,748,255	9,700,418
Accumulated deficit	(5,223,093)	(4,893,069)
Accumulated other comprehensive loss	(121,596)	(126,017)
Common stock held in treasury, at cost, 13,574,296 and 11,402,103 shares, respectively	(1,773,571)	(1,427,431)
Total stockholders’ equity	2,672,529	3,296,681
Noncontrolling interests	407,623	500,275
Total equity	3,080,152	3,796,956
Total liabilities and equity	$33,844,226	$30,686,223

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUE:
Lease income	$1,308,908	$1,284,674	$3,887,532	$3,811,265
Management fees and other revenues	27,976	28,784	83,768	85,506
Other income	79,670	90,563	295,274	286,491
Total revenue	1,416,554	1,404,021	4,266,574	4,183,262
EXPENSES:
Property operating	121,735	119,021	339,404	335,420
Depreciation and amortization	334,944	316,175	1,016,193	953,309
Real estate taxes	118,031	119,315	349,404	344,950
Repairs and maintenance	23,979	23,632	73,752	73,507
Advertising and promotion	36,583	36,688	109,128	107,979
Home and regional office costs	45,865	32,714	144,892	106,093
General and administrative	8,032	12,172	27,528	35,713
Other	22,083	21,461	75,318	70,505
Total operating expenses	711,252	681,178	2,135,619	2,027,476
OPERATING INCOME BEFORE OTHER ITEMS	705,302	722,843	2,130,955	2,155,786
Interest expense	(202,382)	(199,469)	(599,541)	(611,585)
Income and other taxes	(6,197)	(10,118)	(23,309)	(26,475)
Income from unconsolidated entities	119,706	134,408	316,691	325,263
Unrealized gains (losses) in fair value of equity instruments	2,154	(5,452)	(4,846)	1,212
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	10,141	-	12,822	144,949
CONSOLIDATED NET INCOME	628,724	642,212	1,832,772	1,989,150
Net income attributable to noncontrolling interests	83,636	85,111	242,216	262,722
Preferred dividends	834	834	2,503	2,503
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$544,254	$556,267	$1,588,053	$1,723,925
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.77	$1.80	$5.15	$5.57

Consolidated Net Income	$628,724	$642,212	$1,832,772	$1,989,150
Unrealized gain on derivative hedge agreements	12,907	5,241	15,227	20,355
Net loss reclassified from accumulated other comprehensive loss into earnings	1,087	1,591	3,261	5,929
Currency translation adjustments	(6,288)	(10,763)	(14,656)	(35,797)
Changes in available-for-sale securities and other	468	(22)	1,151	(88)
Comprehensive income	636,898	638,259	1,837,755	1,979,549
Comprehensive income attributable to noncontrolling interests	84,662	84,466	242,778	261,260
Comprehensive income attributable to common stockholders	$552,236	$553,793	$1,594,977	$1,718,289

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,832,772	$1,989,150
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,055,107	1,009,671
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(12,822)	(144,949)
Unrealized losses (gains) in fair value of equity instruments	4,846	(1,212)
Gain on interest in unconsolidated entity (Note 6)	—	(35,621)
Straight-line lease income	(49,680)	(14,923)
Equity in income of unconsolidated entities	(316,691)	(325,263)
Distributions of income from unconsolidated entities	334,625	289,411
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	25,720	27,668
Deferred costs and other assets	(33,340)	(74,922)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	7,659	32,156
Net cash provided by operating activities	2,848,196	2,751,166
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(12,800)	—
Funding of loans to related parties	—	(4,641)
Capital expenditures, net	(622,687)	(585,957)
Cash impact from the consolidation of properties	1,045	11,276
Net proceeds from sale of assets	6,776	—
Investments in unconsolidated entities	(42,353)	(51,883)
Purchase of marketable and non-marketable securities	(134,372)	(23,273)
Insurance proceeds for property restoration	3,787	16,160
Distributions of capital from unconsolidated entities and other	214,541	428,862
Net cash used in investing activities	(586,063)	(209,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(246)	(247)
Purchase of shares related to stock grant recipients' tax withholdings	(2,955)	(2,911)
Redemption of limited partner units	(4,549)	(7,619)
Purchase of treasury stock	(359,773)	(307,296)
Distributions to noncontrolling interest holders in properties	(5,931)	(11,524)
Contributions from noncontrolling interest holders in properties	106	161
Preferred distributions of the Operating Partnership	(1,436)	(1,436)
Distributions to stockholders and preferred dividends	(1,913,666)	(1,829,610)
Distributions to limited partners	(290,262)	(276,530)
Proceeds from issuance of debt, net of transaction costs	10,893,698	5,895,653
Repayments of debt	(7,444,224)	(6,786,942)
Net cash provided by (used in) financing activities	870,762	(3,328,301)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,132,895	(786,591)
CASH AND CASH EQUIVALENTS, beginning of period	514,335	1,482,309
CASH AND CASH EQUIVALENTS, end of period	$3,647,230	$695,718

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2019	$42,748	$32	$(126,017)	$9,700,418	$(4,893,069)	$(1,427,431)	$500,275	$3,796,956
Exchange of limited partner units (24,000 common shares, note 8)				253			(253)	—
Series J preferred stock premium amortization	(82)							(82)
Redemption of limited partner units (774 units)				(127)			(8)	(135)
Amortization of stock incentive				1,309				1,309
Treasury stock purchase (46,377 shares)						(7,628)		(7,628)
Long-term incentive performance units							3,701	3,701
Issuance of unit equivalents and other (1,483 common shares repurchased)				1	(1,507)	(250)	(2)	(1,758)
Unrealized gain (loss) on derivative hedge agreements			8,115				1,227	9,342
Net loss reclassified from accumulated other comprehensive loss into earnings			945				143	1,088
Currency translation adjustments			(4,130)				(614)	(4,744)
Changes in available-for-sale securities and other			125				19	144
Other comprehensive income			5,055				775	5,830
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				4,167			(4,167)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(634,222)		(96,010)	(730,232)
Distributions to other noncontrolling interest partners							(552)	(552)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $1,065 loss attributable to noncontrolling redeemable interests in properties					549,309		83,224	632,533
March 31, 2019	$42,666	$32	$(120,962)	$9,706,021	$(4,979,489)	$(1,435,309)	$486,983	$3,699,942
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (89,368 common shares, net)				(16,340)		16,340		—
Amortization of stock incentive				5,098				5,098
Treasury stock purchase (1,046,580 shares)						(173,630)		(173,630)
Long-term incentive performance units							7,721	7,721
Issuance of unit equivalents and other (14,853 common shares repurchased)				11	(5,265)	(2,706)	70	(7,890)
Unrealized gain (loss) on derivative hedge agreements			(6,113)				(909)	(7,022)
Net loss reclassified from accumulated other comprehensive loss into earnings			942				144	1,086
Currency translation adjustments			(3,078)				(545)	(3,623)
Changes in available-for-sale securities and other			468				71	539
Other comprehensive income			(7,781)				(1,239)	(9,020)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				28,588			(28,588)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(633,686)		(95,977)	(729,663)
Distributions to other noncontrolling interest partners							(455)	(455)
Net income, excluding $478 attributable to preferred interests in the Operating Partnership and a $28 loss attributable to noncontrolling redeemable interests in properties					496,159		75,492	571,651
June 30, 2019	$42,584	$32	$(128,743)	$9,723,378	$(5,122,281)	$(1,595,305)	$444,007	$3,363,672
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (1,534 common shares, net)				(249)		249		—
Redemption of limited partner units (27,214 units)				(4,160)			(254)	(4,414)
Amortization of stock incentive				3,042				3,042
Treasury stock purchase (1,154,117 shares)						(178,515)		(178,515)
Long-term incentive performance units							4,664	4,664
Issuance of unit equivalents and other				7	(143)		35	(101)
Unrealized gain (loss) on derivative hedge agreements			11,186				1,721	12,907
Net loss reclassified from accumulated other comprehensive loss into earnings			943				144	1,087
Currency translation adjustments			(5,388)				(901)	(6,289)
Changes in available-for-sale securities and other			406				62	468
Other comprehensive income			7,147				1,026	8,173
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				26,237			(26,237)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(645,757)		(98,275)	(744,032)
Distributions to other noncontrolling interest partners							(495)	(495)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and $5 attributable to noncontrolling redeemable interests in properties					545,088		83,152	628,240
September 30, 2019	$42,502	$32	$(121,596)	$9,748,255	$(5,223,093)	$(1,773,571)	$407,623	$3,080,152

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2018	$43,077	$32	$(110,453)	$9,614,748	$(4,782,173)	$(1,079,063)	$552,596	$4,238,764
Exchange of limited partner units (6,000 common shares, note 8)				70			(70)	—
Series J preferred stock premium amortization	(83)							(83)
Stock incentive program (236 common shares, net)				(37)		37		—
Redemption of limited partner units (40,503 units)				(5,793)			(474)	(6,267)
Amortization of stock incentive				2,060				2,060
Treasury stock purchase (1,473,588 shares)						(227,901)		(227,901)
Long-term incentive performance units							8,307	8,307
Cumulative effect of accounting change					7,264			7,264
Issuance of unit equivalents and other (1,608 common shares repurchased)				3	(14,935)	(276)	24	(15,184)
Unrealized gain (loss) on derivative hedge agreements			(5,342)				(804)	(6,146)
Net loss reclassified from accumulated other comprehensive loss into earnings			1,870				283	2,153
Currency translation adjustments			11,429				1,663	13,092
Changes in available-for-sale securities and other			(251)				(38)	(289)
Other comprehensive income			7,706				1,104	8,810
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				36,221			(36,221)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(606,086)		(91,523)	(697,609)
Distributions to other noncontrolling interest partners							(489)	(489)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $619 loss attributable to noncontrolling redeemable interests in properties					621,488		94,176	715,664
March 31, 2018	$42,994	$32	$(102,747)	$9,647,272	$(4,774,442)	$(1,307,203)	$527,430	$4,033,336
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (51,520 common shares, net)				(8,614)		8,614		—
Redemption of limited partner units (8,716 units)				(1,254)			(98)	(1,352)
Amortization of stock incentive				3,912				3,912
Treasury stock purchase (514,659 shares)						(79,395)		(79,395)
Long-term incentive performance units							7,462	7,462
Issuance of unit equivalents and other (17,072 common shares repurchased)				(2)	(3,141)	(2,635)	90	(5,688)
Unrealized gain (loss) on derivative hedge agreements			18,462				2,797	21,259
Net loss reclassified from accumulated other comprehensive loss into earnings			1,898				288	2,186
Currency translation adjustments			(33,092)				(5,034)	(38,126)
Changes in available-for-sale securities and other			194				29	223
Other comprehensive income			(12,538)				(1,920)	(14,458)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				16,496			(16,496)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(604,082)		(91,426)	(695,508)
Distributions to other noncontrolling interest partners							(475)	(475)
Net income, excluding $478 attributable to preferred interests in the Operating Partnership and $60 attributable to noncontrolling redeemable interests in properties					547,839		83,037	630,876
June 30, 2018	$42,912	$32	$(115,285)	$9,657,810	$(4,833,826)	$(1,380,619)	$507,604	$3,878,628
Exchange of limited partner units (86,732 common shares, Note 10)				934			(934)	—
Issuance of limited partner units (475,183 units)							84,103	84,103
Series J preferred stock premium amortization	(82)							(82)
Amortization of stock incentive				2,987				2,987
Long-term incentive performance units							7,885	7,885
Issuance of unit equivalents and other				(1)	(587)		47	(541)
Unrealized gain (loss) on derivative hedge agreements			4,525				716	5,241
Net loss reclassified from accumulated other comprehensive loss into earnings			1,376				215	1,591
Currency translation adjustments			(9,190)				(1,573)	(10,763)
Changes in available-for-sale securities and other			(19)				(3)	(22)
Other comprehensive income			(3,308)				(645)	(3,953)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				74,990			(74,990)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(619,442)		(93,581)	(713,023)
Distributions to other noncontrolling interest partners							(56)	(56)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and $180 attributable to noncontrolling redeemable interests in properties					557,101		84,452	641,553
September 30, 2018	$42,830	$32	$(118,593)	$9,736,720	$(4,896,754)	$(1,380,619)	$513,885	$3,897,501

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	September 30,	December 31,
	2019	2018
ASSETS:
Investment properties, at cost	$37,590,061	$37,092,670
Less — accumulated depreciation	13,707,832	12,884,539
	23,882,229	24,208,131
Cash and cash equivalents	3,647,230	514,335
Tenant receivables and accrued revenue, net	775,617	763,815
Investment in unconsolidated entities, at equity	2,121,558	2,220,414
Investment in Klépierre, at equity	1,614,109	1,769,488
Deferred costs and other assets	1,803,483	1,210,040
Total assets	$33,844,226	$30,686,223
LIABILITIES:
Mortgages and unsecured indebtedness	$26,643,879	$23,305,535
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,324,110	1,316,861
Cash distributions and losses in unconsolidated entities, at equity	1,568,150	1,536,111
Other liabilities	1,001,048	500,597
Total liabilities	30,537,187	26,659,104
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	226,887	230,163
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	42,502	42,748
General Partner, 306,868,960 and 309,017,468 units outstanding, respectively	2,630,027	3,253,933
Limited Partners, 46,755,384 and 46,807,372 units outstanding, respectively	400,716	492,877
Total partners’ equity	3,073,245	3,789,558
Nonredeemable noncontrolling interests in properties, net	6,907	7,398
Total equity	3,080,152	3,796,956
Total liabilities and equity	$33,844,226	$30,686,223

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUE:
Lease income	$1,308,908	$1,284,674	$3,887,532	$3,811,265
Management fees and other revenues	27,976	28,784	83,768	85,506
Other income	79,670	90,563	295,274	286,491
Total revenue	1,416,554	1,404,021	4,266,574	4,183,262
EXPENSES:
Property operating	121,735	119,021	339,404	335,420
Depreciation and amortization	334,944	316,175	1,016,193	953,309
Real estate taxes	118,031	119,315	349,404	344,950
Repairs and maintenance	23,979	23,632	73,752	73,507
Advertising and promotion	36,583	36,688	109,128	107,979
Home and regional office costs	45,865	32,714	144,892	106,093
General and administrative	8,032	12,172	27,528	35,713
Other	22,083	21,461	75,318	70,505
Total operating expenses	711,252	681,178	2,135,619	2,027,476
OPERATING INCOME BEFORE OTHER ITEMS	705,302	722,843	2,130,955	2,155,786
Interest expense	(202,382)	(199,469)	(599,541)	(611,585)
Income and other taxes	(6,197)	(10,118)	(23,309)	(26,475)
Income from unconsolidated entities	119,706	134,408	316,691	325,263
Unrealized gains (losses) in fair value of equity instruments	2,154	(5,452)	(4,846)	1,212
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	10,141	-	12,822	144,949
CONSOLIDATED NET INCOME	628,724	642,212	1,832,772	1,989,150
Net income (loss) attributable to noncontrolling interests	337	497	(181)	684
Preferred unit requirements	1,313	1,313	3,939	3,939
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$627,074	$640,402	$1,829,014	$1,984,527
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$544,254	556,267	$1,588,053	$1,723,925
Limited Partners	82,820	84,135	240,961	260,602
Net income attributable to unitholders	$627,074	$640,402	$1,829,014	$1,984,527
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.77	$1.80	$5.15	$5.57

Consolidated Net Income	$628,724	$642,212	$1,832,772	$1,989,150
Unrealized gain on derivative hedge agreements	12,907	5,241	15,227	20,355
Net loss reclassified from accumulated other comprehensive loss into earnings	1,087	1,591	3,261	5,929
Currency translation adjustments	(6,288)	(10,763)	(14,656)	(35,797)
Changes in available-for-sale securities and other	468	(22)	1,151	(88)
Comprehensive income	636,898	638,259	1,837,755	1,979,549
Comprehensive income attributable to noncontrolling interests	333	318	907	1,063
Comprehensive income attributable to unitholders	$636,565	$637,941	$1,836,848	$1,978,486

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,832,772	$1,989,150
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,055,107	1,009,671
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(12,822)	(144,949)
Unrealized losses (gains) in fair value of equity instruments	4,846	(1,212)
Gain on interest in unconsolidated entity (Note 6)	—	(35,621)
Straight-line lease income	(49,680)	(14,923)
Equity in income of unconsolidated entities	(316,691)	(325,263)
Distributions of income from unconsolidated entities	334,625	289,411
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	25,720	27,668
Deferred costs and other assets	(33,340)	(74,922)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	7,659	32,156
Net cash provided by operating activities	2,848,196	2,751,166
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(12,800)	—
Funding of loans to related parties	—	(4,641)
Capital expenditures, net	(622,687)	(585,957)
Cash impact from the consolidation of properties	1,045	11,276
Net proceeds from sale of assets	6,776	—
Investments in unconsolidated entities	(42,353)	(51,883)
Purchase of marketable and non-marketable securities	(134,372)	(23,273)
Insurance proceeds for property restoration	3,787	16,160
Distributions of capital from unconsolidated entities and other	214,541	428,862
Net cash used in investing activities	(586,063)	(209,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(246)	(247)
Purchase of units related to stock grant recipients' tax withholdings	(2,955)	(2,911)
Redemption of limited partner units	(4,549)	(7,619)
Purchase of general partner units	(359,773)	(307,296)
Distributions to noncontrolling interest holders in properties	(5,931)	(11,524)
Contributions from noncontrolling interest holders in properties	106	161
Partnership distributions	(2,205,364)	(2,107,576)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	10,893,698	5,895,653
Mortgage and unsecured indebtedness principal payments	(7,444,224)	(6,786,942)
Net cash provided by (used in) financing activities	870,762	(3,328,301)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,132,895	(786,591)
CASH AND CASH EQUIVALENTS, beginning of period	514,335	1,482,309
CASH AND CASH EQUIVALENTS, end of period	$3,647,230	$695,718

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2019	$42,748	$3,253,933	$492,877	$7,398	$3,796,956
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (24,000 units)		253	(253)		—
Amortization of stock incentive		1,309			1,309
Redemption of limited partner units (774 units)		(127)	(8)		(135)
Treasury unit purchase (46,377 units)		(7,628)			(7,628)
Long-term incentive performance units			3,701		3,701
Issuance of unit equivalents and other (1,483 common units)		(1,756)	(2)		(1,758)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		4,167	(4,167)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(633,388)	(96,010)	(552)	(730,784)
Unrealized gain (loss) on derivative hedge agreements		8,115	1,227		9,342
Net loss reclassified from accumulated other comprehensive loss into earnings		945	143		1,088
Currency translation adjustments		(4,130)	(614)		(4,744)
Changes in available-for-sale securities and other		125	19		144
Other comprehensive income		5,055	775		5,830
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $1,065 loss attributable to noncontrolling redeemable interests in properties	834	548,475	83,076	148	632,533
March 31, 2019	$42,666	$3,170,293	$479,989	$6,994	$3,699,942
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (89,368 common units, net)		—			—
Amortization of stock incentive		5,098			5,098
Treasury unit purchase (1,046,580 units)		(173,630)			(173,630)
Long-term incentive performance units			7,721		7,721
Issuance of unit equivalents and other (14,853 units)		(7,960)	1	69	(7,890)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		28,588	(28,588)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(835)	(632,851)	(95,977)	(455)	(730,118)
Unrealized gain (loss) on derivative hedge agreements		(6,113)	(909)		(7,022)
Net loss reclassified from accumulated other comprehensive loss into earnings		942	144		1,086
Currency translation adjustments		(3,078)	(545)		(3,623)
Changes in available-for-sale securities and other		468	71		539
Other comprehensive income		(7,781)	(1,239)		(9,020)
Net income, excluding preferred distributions on temporary equity preferred units of $478 and a $28 loss attributable to noncontrolling redeemable interests in properties	835	495,324	75,066	426	571,651
June 30, 2019	$42,584	$2,877,081	$436,973	$7,034	$3,363,672
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (1,534 common units, net)		—			—
Amortization of stock incentive		3,042			3,042
Redemption of limited partner units (27,214 units)		(4,160)	(254)		(4,414)
Treasury unit purchase (1,154,117 units)		(178,515)			(178,515)
Long-term incentive performance units			4,664		4,664
Issuance of unit equivalents and other		(136)		35	(101)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		26,237	(26,237)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(644,923)	(98,275)	(495)	(744,527)
Unrealized gain (loss) on derivative hedge agreements		11,186	1,721		12,907
Net loss reclassified from accumulated other comprehensive loss into earnings		943	144		1,087
Currency translation adjustments		(5,388)	(901)		(6,289)
Changes in available-for-sale securities and other		406	62		468
Other comprehensive income		7,147	1,026		8,173
Net income, excluding preferred distributions on temporary equity preferred units of $479 and $5 attributable to noncontrolling redeemable interests in properties	834	544,254	82,819	333	628,240
September 30, 2019	$42,502	$2,630,027	$400,716	$6,907	$3,080,152

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2018	$43,077	$3,643,091	$548,858	$3,738	$4,238,764
Series J preferred stock premium and amortization	(83)				(83)
Limited partner units exchanged to common units (6,000 units)		70	(70)		—
Stock incentive program (236 common units, net)		—			—
Amortization of stock incentive		2,060			2,060
Redemption of limited partner units (40,503 units)		(5,793)	(474)		(6,267)
Treasury unit purchase (1,473,588 units)		(227,901)			(227,901)
Long-term incentive performance units			8,307		8,307
Cumulative effect of accounting change		7,264			7,264
Issuance of unit equivalents and other (1,608 common units)		(15,208)		24	(15,184)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		36,221	(36,221)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(605,252)	(91,523)	(489)	(698,098)
Unrealized gain (loss) on derivative hedge agreements		(5,342)	(804)		(6,146)
Net loss reclassified from accumulated other comprehensive loss into earnings		1,870	283		2,153
Currency translation adjustments		11,429	1,663		13,092
Changes in available-for-sale securities and other		(251)	(38)		(289)
Other comprehensive income		7,706	1,104		8,810
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $619 loss attributable to noncontrolling redeemable interests in properties	834	620,654	93,649	527	715,664
March 31, 2018	$42,994	$3,462,912	$523,630	$3,800	$4,033,336
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (51,520 common units, net)		—			—
Amortization of stock incentive		3,912			3,912
Redemption of limited partner units (8,716 units)		(1,254)	(98)		(1,352)
Treasury unit purchase (514,659 units)		(79,395)			(79,395)
Long-term incentive performance units			7,462		7,462
Issuance of unit equivalents and other (17,072 common units)		(5,778)	1	89	(5,688)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		16,496	(16,496)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(835)	(603,247)	(91,426)	(475)	(695,983)
Unrealized gain (loss) on derivative hedge agreements		18,462	2,797		21,259
Net loss reclassified from accumulated other comprehensive loss into earnings		1,898	288		2,186
Currency translation adjustments		(33,092)	(5,034)		(38,126)
Changes in available-for-sale securities and other		194	29		223
Other comprehensive income		(12,538)	(1,920)		(14,458)
Net income, excluding preferred distributions on temporary equity preferred units of $478 and $60 attributable to noncontrolling redeemable interests in properties	835	547,004	82,819	218	630,876
June 30, 2018	$42,912	$3,328,112	$503,972	$3,632	$3,878,628
Issuance of limited partner units (475,183 units)			84,103		84,103
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (86,732 units)		934	(934)		—
Amortization of stock incentive		2,987			2,987
Long-term incentive performance units			7,885		7,885
Issuance of unit equivalents and other		(588)	(1)	48	(541)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		74,990	(74,990)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(618,608)	(93,581)	(56)	(713,079)
Unrealized gain (loss) on derivative hedge agreements		4,525	716		5,241
Net loss reclassified from accumulated other comprehensive loss into earnings		1,376	215		1,591
Currency translation adjustments		(9,190)	(1,573)		(10,763)
Changes in available-for-sale securities and other		(19)	(3)		(22)
Other comprehensive income		(3,308)	(645)		(3,953)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and $180 attributable to noncontrolling redeemable interests in properties	834	556,267	84,134	318	641,553
September 30, 2018	$42,830	$3,340,786	$509,943	$3,942	$3,897,501

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2019, we owned or held an interest in 204 income-producing properties in the United States, which consisted of 106 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 11 other retail properties in 37 states and Puerto Rico. Internationally, as of September 30, 2019, we had ownership in 29 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of September 30, 2019, we also owned a 21.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2019, we consolidated 133 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 82 properties, or the joint venture properties, as well as our investments in Klépierre, Aéropostale, Authentic Brands Group, LLC, or ABG, and HBS Global Properties, or HBS, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 57 of the 82 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, and the United Kingdom comprise 21 of the remaining 25 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 86.8% and 86.9% for the nine months ended September

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, Simon’s ownership interest in the Operating Partnership was 86.8%. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of the debt securities of our captive insurance subsidiary, equity instruments, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At September 30, 2019 and December 31, 2018, we had equity instruments with readily determinable fair values of $75.6 million and $78.1 million, respectively.  Effective January 1, 2018, changes in fair value of these equity instruments are recorded in earnings. We recognized a cumulative effect adjustment of $7.3 million as of January 1, 2018 to reclassify unrealized gains previously reported in accumulated other comprehensive income (loss) as a result of the adoption of Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” Non-cash mark-to-market adjustments related to an investment we hold in units of a publicly traded real estate investment trust are included in unrealized gains (losses) in fair value of equity instruments in our consolidated statements of operations and comprehensive income. Non-cash mark-to-market adjustments related to other securities with readily determinable fair values for the three and nine months ended September 30, 2019 and 2018 were not significant. At September 30, 2019 and December 31, 2018, we had equity instruments without readily determinable fair values of $295.3 million and $175.7 million, respectively, for which we have elected the measurement alternative under this guidance.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or nine months ended September 30, 2019 and 2018.

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

At September 30, 2019 and December 31, 2018, we held debt securities of $50.9 million and $40.1 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at September 30, 2019 and December 31, 2018 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset balance of $26.8 million and $10.9 million at September 30, 2019 and December 31, 2018, respectively, and a gross liability balance of $6.0 million and $6.2 million at September 30, 2019 and December 31, 2018, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	September 30,	December 31,
	2019	2018
Limited partners’ interests in the Operating Partnership	$400,716	$492,877
Nonredeemable noncontrolling interests in properties, net	6,907	7,398
Total noncontrolling interests reflected in equity	$407,623	$500,275

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

Accumulated Other Comprehensive Income (Loss)

Simon

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the three and nine months ended September 30:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		Affected line item where
	2019	2018	2019	2018	net income is presented
Accumulated derivative losses, net	$(1,087)	$(1,591)	$(3,261)	$(5,929)	Interest expense
	144	215	431	785	Net income attributable to noncontrolling interests
	$(943)	$(1,376)	$(2,830)	$(5,144)

The Operating Partnership

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the three and nine months ended September 30:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		Affected line item where
	2019	2018	2019	2018	net income is presented
Accumulated derivative losses, net	$(1,087)	$(1,591)	$(3,261)	$(5,929)	Interest expense

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

As of September 30, 2019 and December 31, 2018, we had no outstanding interest rate derivatives. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of September 30, 2019 and December 31, 2018, respectively.

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

We had the following Euro:USD forward contracts designated as net investment hedges at September 30, 2019 and December 31, 2018 (in millions):

		Asset (Liability) Value as of
		September 30,	December 31,
Notional Value	Maturity Date	2019	2018
€50.0	May 15, 2019	—	(0.8)
€375.0	October 2, 2019	(6.0)	—
€100.0	December 18, 2019	1.0	—
€100.0	December 18, 2019	1.0	—
€100.0	December 18, 2019	1.0	—
€50.0	May 15, 2020	2.7	(1.5)
€50.0	May 14, 2021	2.4	(2.0)

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We use a Euro-denominated cross-currency swap agreement to manage our exposure to changes in foreign exchange rates by swapping $150.0 million of 4.38% fixed rate U.S. dollar-denominated debt to 1.37% fixed rate Euro-denominated debt of €121.6 million. The cross-currency swap matures on December 1, 2020. The fair value of our cross-currency swap agreement at September 30, 2019 and December 31, 2018 was $18.7 million and $10.9 million, respectively, and is included in deferred costs and other assets.

We have designated certain currency forward contracts and the cross-currency swap as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The total gross accumulated other comprehensive income related to the Operating Partnership’s derivative activities, including our share of the other comprehensive income from unconsolidated entities, approximated $56.4 million and $37.9 million as of September 30, 2019 and December 31, 2018, respectively.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases," codified as Accounting Standards Codification (ASC) 842, which results in lessees recognizing most leased assets and corresponding lease liabilities on the balance sheet.  Lessor accounting remains substantially similar to the previous accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09, “Revenue From Contracts With Customers”, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. ASC 842 also limits the capitalization of leasing costs to initial direct costs, which, if applied in 2018, would have reduced our capitalized leasing costs and correspondingly increased expenses by approximately $45 million, of which $11.8 million and $34.1 million related to the three and nine months ended September 30, 2018, respectively.

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

Minimum fixed lease consideration under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration, for the years ending December 31, as of September 30, 2019, is as follows:

2019	$3,706,042
2020	3,482,815
2021	3,104,755
2022	2,705,820
2023	2,238,693
Thereafter	6,157,395
$21,395,520

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three and nine months ended September 30, 2019 and 2018.

On September 19, 2019, we acquired the remaining 50% interest in a hotel adjacent to one of our properties for cash consideration of $12.8 million. The property is subject to a $21.5 million, 4.02% variable rate mortgage. We accounted for this transaction as an asset acquisition and substantially all of our investment relates to investment property.

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

Simon

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income attributable to Common Stockholders — Basic and Diluted	$544,254	$556,267	$1,588,053	$1,723,925
Weighted Average Shares Outstanding — Basic and Diluted	307,275,230	309,294,045	308,314,456	309,739,557

For the three and nine months ended September 30, 2019, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three or nine months ended September 30, 2019 and 2018. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income attributable to Unitholders — Basic and Diluted	$627,074	$640,402	$1,829,014	$1,984,527
Weighted Average Units Outstanding — Basic and Diluted	354,038,110	356,073,080	355,096,211	356,562,262

For the three and nine months ended September 30, 2019, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three or nine months ended September 30, 2019 and 2018. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 82 properties as of September 30, 2019.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of September 30, 2019 and December 31, 2018, we had construction loans and other advances to related parties totaling $85.7 million and $85.8 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

On October 16, 2019, we contributed approximately $276.8 million consisting of cash and the Shop Premium Outlets, or SPO, assets for a 45% noncontrolling interest in Rue Gilt Groupe, or RGG, to create a new multi-platform venture dedicated to digital value shopping.

On September 19, 2019, as discussed in note 4, we acquired the remaining 50% interest in a hotel adjacent to one of our properties from our joint venture partner. As a result of this acquisition, we now own 100% of this property.

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

As of September 30, 2019 and December 31, 2018, we had an 11.7% legal noncontrolling equity interest in HBS, a joint venture we formed with Hudson’s Bay Company.  Our share of net (loss) income, net of amortization of our excess investment, was ($5.2) million and $4.3 million for the three months ended September 30, 2019 and 2018, respectively, and ($13.3) million and $11.9 million for the nine months ended September 30, 2019 and 2018, respectively. Total revenues, operating income and consolidated net (loss) income of HBS were approximately $100.2 million, $13.8 million and ($23.9) million, respectively, for the nine months ended September 30, 2019 and $258.8 million, $162.2 million and $90.6 million, respectively, for the nine months ended September 30, 2018.

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

In May 2017, Colorado Mills, a property in which we have a 37.5% interest, sustained significant hail damage.  During the second quarter of 2017, the property recorded an impairment charge of approximately $32.5 million based on the net carrying value of the assets damaged, which was fully offset by anticipated insurance recoveries.  As of September 30, 2019, the property had received business interruption proceeds and also property damage proceeds of $66.8 million. As of September 30, 2018, the property had received business interruption proceeds and property damage proceeds of $58.3 million, which resulted in the property recording a $25.8 million gain in 2018.  Our share of the gain, $9.7 million, is reflected within the gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

On September 15, 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

interests in ABG, a brand development, marketing, and entertainment company.  As a result, we recognized a $35.6 million non-cash gain representing the increase in value of our previously held interest in the licensing venture, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.  At September 30, 2019, our noncontrolling equity method interests in the operations venture of Aéropostale and in ABG were 44.95% and 5.40%, respectively.

European Investments

At September 30, 2019, we owned 63,924,148 shares, or approximately 21.9%, of Klépierre, which had a quoted market price of $34.02 per share. Our share of net income, net of amortization of our excess investment, was $35.4 million and $22.4 million for the three months ended September 30, 2019 and 2018, respectively, and $74.4 million and $70.0 million for the nine months ended September 30, 2019 and 2018, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income and consolidated net income were approximately $1.1 billion, $481.0 million and $415.9 million, respectively, for the nine months ended September 30, 2019 and $1.2 billion, $496.4 million and $485.8 million, respectively, for the nine months ended September 30, 2018.

During the nine months ended September 30, 2019 and 2018, Klépierre completed the disposal of its interests in certain shopping centers.  In connection with these disposals, we recorded gains of $12.8 million and $13.4 million, respectively, representing our share of the gains recognized by Klépierre, which is included in gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in nine Designer Outlet properties as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, our legal percentage ownership interests in these properties ranged from 45% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At September 30, 2019 and December 31, 2018, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $205.8 million and $232.1 million as of September 30, 2019 and December 31, 2018, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $167.0 million and $166.3 million as of September 30, 2019 and December 31, 2018, respectively, including all related components of accumulated other comprehensive income (loss).

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Summary Financial Information

A summary of our equity method investments and share of income from such investments, excluding Klépierre, Aéropostale, ABG, and HBS follows.

COMBINED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
Assets:
Investment properties, at cost	$19,259,601	$18,807,449
Less - accumulated depreciation	7,263,363	6,834,633
	11,996,238	11,972,816
Cash and cash equivalents	880,648	1,076,398
Tenant receivables and accrued revenue, net	475,710	445,148
Deferred costs and other assets	581,435	390,818
Total assets	$13,934,031	$13,885,180
Liabilities and Partners’ Deficit:
Mortgages	$15,217,266	$15,235,415
Accounts payable, accrued expenses, intangibles, and deferred revenue	942,250	976,311
Other liabilities	521,518	344,205
Total liabilities	16,681,034	16,555,931
Preferred units	67,450	67,450
Partners’ deficit	(2,814,453)	(2,738,201)
Total liabilities and partners’ deficit	$13,934,031	$13,885,180
Our Share of:
Partners’ deficit	$(1,227,239)	$(1,168,216)
Add: Excess Investment	1,540,770	1,594,198
Our net Investment in unconsolidated entities, at equity	$313,531	$425,982

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUE:
Lease income	$766,740	$756,955	$2,285,848	$2,259,451
Other income	79,025	73,259	234,337	232,747
Total revenue	845,765	830,214	2,520,185	2,492,198
OPERATING EXPENSES:
Property operating	149,759	151,873	434,742	437,718
Depreciation and amortization	171,407	161,964	512,070	488,098
Real estate taxes	64,172	60,654	200,698	197,497
Repairs and maintenance	20,729	20,035	61,938	63,968
Advertising and promotion	19,831	20,318	63,852	65,425
Other	45,747	43,916	142,806	143,533
Total operating expenses	471,645	458,760	1,416,106	1,396,239
Operating Income Before Other Items	374,120	371,454	1,104,079	1,095,959
Interest expense	(159,971)	(163,855)	(473,914)	(505,540)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	—	—	21,587	25,792
Net Income	$214,149	$207,599	$651,752	$616,211
Third-Party Investors’ Share of Net Income	$108,792	$101,750	$332,078	$304,174
Our Share of Net Income	105,357	105,849	319,674	312,037
Amortization of Excess Investment	(20,846)	(21,526)	(62,413)	(64,447)
Our Share of Gain on Sale or Disposal of Assets and Interest in Other Income in the Consolidated Financial Statements	—	—	(9,156)	—
Our Share of Gain on Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities, net	—	—	—	(9,672)
Income from Unconsolidated Entities	$84,511	$84,323	$248,105	$237,918

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

7. Debt

Unsecured Debt

At September 30, 2019, our unsecured debt consisted of $18.4 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and $1.3 billion outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program.

On September 30, 2019, we had an aggregate available borrowing capacity of $6.1 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the nine months ended September 30, 2019 was $130.7 million and the weighted average outstanding balance was $125.1 million. Letters of credit of $11.3 million were outstanding under the Credit Facilities as of September 30, 2019.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2019, we had $1.3 billion outstanding under the Commercial Paper program, comprised of $1.1 billion of U.S. dollar-denominated notes and $180.1 million (U.S. dollar equivalent) of Euro-denominated notes with weighted average interest rates of 2.16% and (0.34)%, respectively. These borrowings have weighted average maturity dates of December 18, 2019 and October 31, 2019, respectively, and reduce amounts otherwise available under the Credit Facilities.

On February 1, 2019, the Operating Partnership repaid at maturity $600.0 million of senior unsecured notes with a fixed interest rate of 2.20%.

On September 13, 2019 the Operating Partnership completed the issuance of the following senior unsecured notes: $1.0 billion with a fixed interest rate of 2.00%, $1.25 billion with a fixed interest rate of 2.45%, and $1.25 billion with a fixed interest rate of 3.25%, with maturity dates of September 13 of 2024, 2029, and 2049, respectively. Proceeds from the unsecured notes offering funded the early redemption of senior unsecured notes in October 2019, as discussed below, and repaid a portion of the indebtedness outstanding under the Commercial Paper program.

On October 7, 2019, the Operating Partnership completed the early redemption of its $900 million 4.375% notes due March 1, 2021, $700 million 4.125% notes due December 1, 2021, $600 million 3.375% notes due March 15, 2022 and €375 million of the €750 million 2.375% notes due October 2, 2020.  We recorded a $116.2 million loss on extinguishment of debt in the fourth quarter as a result of the early redemption.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Mortgage Debt

Total mortgage indebtedness was $6.8 billion at September 30, 2019 and December 31, 2018.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2019, we were in compliance with all covenants of our unsecured debt.

At September 30, 2019, our consolidated subsidiaries were the borrowers under 46 non-recourse mortgage notes secured by mortgages on 49 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2019, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $25.7 billion and $22.4 billion as of September 30, 2019 and December 31, 2018, respectively. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
Fair value of consolidated fixed rate mortgages and unsecured indebtedness	$26,844	$22,323
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	3.62%	4.55%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	3.57%	4.50%

8. Equity

During the nine months ended September 30, 2019, Simon issued 24,000 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the nine months ended September 30, 2019, the Operating Partnership redeemed 27,988 units from six limited partners for $4.3 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

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

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warrant.  During the nine months ended September 30, 2019, Simon purchased 2,247,074 shares at an average price of $160.11 per share, of which 46,377 shares at an average price of $164.49 were purchased as part of the previous program.  During the nine months ended September 30, 2018, Simon purchased 1,988,247 shares at an average price of $154.56 per share as part of the previous program.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $2.10 per share in the third quarter of 2019 and $6.20 per share for the nine months ended September 30, 2019.  The Operating Partnership paid distributions per unit for the same amounts.  We paid dividends of $2.00 and $5.90 per share for the three and nine months ended September 30, 2018.  The Operating Partnership paid distributions per unit for the same amounts.  Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2019 of $2.10 per share of common stock payable on November 29, 2019 to stockholders of record on November 15, 2019. The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of September 30, 2019 and December 31, 2018.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	September 30,	December 31,
	2019	2018
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	201,350	204,626
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$226,887	$230,163

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

	As of	As of
	September 30,	December 31,
	2019	2018
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	201,350	204,626
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$226,887	$230,163

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

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $12.2 million and $13.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Restricted Stock.  The Compensation Committee awarded 84,503 shares of restricted stock to employees during the nine months ended September 30, 2019 at a weighted-average fair market value of $181.85 per share. During the nine months ended September 30, 2019, our non-employee Directors were awarded 10,644 shares of restricted stock at a weighted average fair market value of $174.03 per share. These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us. The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. The grant date fair value of the non-employee Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $8.3 million and $6.0 million for the nine months ended September 30, 2019 and 2018, respectively.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fixed lease income	$1,067,381	$1,036,512	$3,196,202	$3,106,318
Variable lease income	241,527	248,162	691,330	704,947
Total lease income	$1,308,908	$1,284,674	$3,887,532	$3,811,265

Lease income for the three and nine months ended September 30, 2018 has been reclassified to conform to the current year presentation.

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

Lease Commitments

As of September 30, 2019, a total of 23 of our consolidated properties are subject to ground leases.  The termination dates of these ground leases range from 2019 to 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2019 to 2028.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
Lease Cost
Operating lease cost	$7,937	$23,045
Variable lease cost	4,183	12,513
Sublease income	(208)	(542)
Total lease cost	$11,912	$35,016

For the three and nine months ended September 30, 2018, we incurred $11,431 and $34,858 of lease expense, respectively.

For the Nine Months Ended
September 30, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$36,268

Weighted-average remaining lease term - operating leases	35.8 years
Weighted-average discount rate - operating leases	4.87%

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2019	$32,444
2020	32,438
2021	32,440
2022	32,451
2023	32,583
Thereafter	941,418
$1,103,774
Impact of discounting	(585,162)
Operating lease liabilities	$518,612

Lease liabilities are included within other liabilities in the consolidated balance sheet.  Right of use assets are included within deferred costs and other assets in the consolidated balance sheet.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of September 30, 2019 and December 31, 2018, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $211.7 million and $216.1 million, respectively (of which we have a right of recovery from our venture partners of $10.8 million). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely upon anchor tenants to attract customers; however, anchors do not contribute materially to our financial results as many anchors own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Hurricane Impacts

During the third quarter of 2017, our two wholly-owned properties located in Puerto Rico sustained significant damage as a result of Hurricane Maria. Since the date of the loss, we have received $70.7 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $43.6 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the three and nine months ended September 30, 2019, we recorded $1.6 million and $9.2 million, respectively, as business interruption income.  During the three and nine months ended September 30, 2018, we recorded $17.0 million as business interruption income.  These amounts were recorded in other income in the accompanying consolidated statements of operations and comprehensive income.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2019, we owned or held an interest in 204 income-producing properties in the United States, which consisted of 106 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 11 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in the United States, Canada, Asia and Europe. Internationally, as of September 30, 2019, we had ownership in 29 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. We also have four international outlet properties under development. As of September 30, 2019, we also owned a 21.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.42 during the first nine months of 2019 to $5.15 from $5.57 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	2018 net gains primarily related to disposition activity of $144.9 million, or $0.41 per diluted share/unit, which were higher than 2019 net gains of $12.8 million, or $0.04 per diluted share/unit,
●	a non-cash investment gain of $35.6 million, or $0.10 per diluted share/unit, in 2018,
●	decreased consolidated lease settlement activity in 2019 of $26.0 million, or $0.07 per diluted share/unit, and
●	decreased income related to distributions from an international investment in 2018 of $25.4 million, or $0.07 per diluted share/unit, partially offset by
●	improved operating performance and solid core business fundamentals in 2019 and the impact of our acquisition, development and expansion activity,
●	a lawsuit settled with our former insurance broker in 2019 related to the significant flood damage sustained at Opry Mills in May 2010 of $68.0 million, or $0.19 per diluted share/unit,
●	a gain in 2019 related to the disposition of our interest in a multi-family residential investment of $15.6 million, or $0.04 per diluted share/unit,
●	our share of an early repayment charge and write-off of deferred debt issuance costs in 2018 related to refinancing at Aventura Mall, of $12.5 million, or $0.03 per diluted share/unit, and
●	decreased interest expense in 2019 of $12.0 million, or $0.03 per diluted share/unit.

Solid core business fundamentals during the first nine months of 2019 were primarily driven by strong leasing activity. Portfolio NOI grew 1.5% for the nine month period in 2019 over the prior year period. Comparable property NOI grew 1.7% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased from $650 psf at September 30, 2018 to $680 psf, or 4.5%, at September 30, 2019, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 1.2% to $54.55 psf as of September 30, 2019, from $53.88 psf as of September 30, 2018. Leasing spreads in our U.S. Malls and Premium Outlets were favorable as we were able to lease available square feet at higher rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $12.10 psf ($66.58 openings compared to $54.48 closings) as of September 30, 2019, representing a 22.2% increase. Ending occupancy for our U.S. Malls and Premium Outlets decreased 0.8% to 94.7% as of September 30, 2019, from 95.5% as of September 30, 2018.

Our effective overall borrowing rate at September 30, 2019 on our consolidated indebtedness decreased eleven basis points to 3.21% as compared to 3.32% at September 30, 2018. This decrease was primarily due to a decrease in the effective overall borrowing rate on variable rate debt of 26 basis points (2.79% at September 30, 2019 as compared to 3.05% at September 30, 2018), partially offset by an increase in the amount of our variable rate debt. The weighted average years to maturity of our consolidated indebtedness was 7.1 years and 6.4 years at September 30, 2019 and December 31, 2018, respectively. Our financing activity for the nine months ended September 30, 2019 included:

●	Increasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $351.8 million through the issuance of U.S. dollar denominated notes
●	Increasing our Euro-denominated borrowings of $180.1 million (U.S. dollar equivalent) under the Commercial Paper program.
●	Repaying at maturity $600.0 million of senior unsecured notes with a fixed interest rate of 2.20% on February 1, 2019.
●	Completing the issuance of the following senior unsecured notes on September 13, 2019: $1.0 billion with a fixed interest rate of 2.00%, $1.25 billion with a fixed interest rate of 2.45%, and $1.25 billion with a fixed interest rate of 3.25%, with maturity dates of September 13 of 2024, 2029, and 2049, respectively.

On October 7, 2019, the Operating Partnership completed the early redemption of its $900 million 4.375% notes due March 1, 2021, $700 million 4.125% notes due December 1, 2021, $600 million 3.375% notes due March 15, 2022 and €375 million of the €750 million 2.375% notes due October 2, 2020.  We recorded a $116.2 million loss on extinguishment of debt in the fourth quarter as a result of the early redemption.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	September 30,	September 30,	%/Basis Points
	2019	2018	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.1%	95.5%	-40 bps
Unconsolidated	93.8%	95.5%	-170 bps
Total Portfolio	94.7%	95.5%	-80 bps
Average Base Minimum Rent per Square Foot
Consolidated	$52.97	$52.19	1.5%
Unconsolidated	$58.73	$58.38	0.6%
Total Portfolio	$54.55	$53.88	1.2%
Total Sales per Square Foot
Consolidated	$654	$633	3.3%
Unconsolidated	$754	$701	7.5%
Total Portfolio	$680	$650	4.5%
The Mills:
Ending Occupancy	97.2%	98.5%	-130 bps
Average Base Minimum Rent per Square Foot	$32.88	$31.75	3.6%
Total Sales per Square Foot	$616	$609	1.2%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the nine months ended September 30, 2019, we signed 780 new leases and 796 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 5.3 million square feet, of which 3.8 million square feet related to consolidated properties. During the comparable period in 2018, we signed 762 new leases and 904 renewal leases with a fixed minimum rent, comprising approximately 5.6 million square feet, of which 4.0 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $58.08 per square foot in 2019 and $55.68 per square foot in 2018 with an average tenant allowance on new leases of $60.83 per square foot and $51.51 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	September 30,	September 30,	%/Basis Points
	2019	2018	Change
Ending Occupancy	99.7%	99.6%	+10 bps
Total Sales per Square Foot	¥109,334	¥106,308	2.85%
Average Base Minimum Rent per Square Foot	¥5,241	¥5,127	2.22%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

●	On September 19, 2019, we acquired the remaining 50% interest in a hotel adjacent to one of our properties from our joint venture partner.
●	During the third quarter of 2019, we disposed of two retail properties.
●	On September 27, 2018, we opened Denver Premium Outlets, a 330,000 square foot center in Thornton (Denver), Colorado. We own a 100% interest in this center.
●	On September 25, 2018, we acquired the remaining 50% interest in the previously unconsolidated The Outlets at Orange from our joint venture partner.
●	During 2018, we disposed of two retail properties.

The following acquisitions, dispositions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	On May 22, 2019, we opened Premium Outlets Querétaro, a 274,800 square foot center in Santiago de Querétaro, Mexico. We own a 50% interest in this center.
●	During the fourth quarter of 2018, our interest in the 41 German department store properties owned through our investment in HBS Global Properties, or HBS, was sold.
●	During 2018, we contributed our interest in the licensing venture of Aéropostale for additional interests in Authentic Brands Group LLC, or ABG. Our noncontrolling interest in ABG is 5.4%.
●	On May 2, 2018, we and our partner opened Premium Outlet Collection Edmonton International Airport, a 424,000 square foot shopping center in Edmonton (Alberta), Canada. We have a 50% noncontrolling interest in this center.

For the purposes of the following comparison between the three and nine months ended September 30, 2019 and 2018, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended September 30, 2019 vs. Three months ended September 30, 2018

Lease income increased $24.2 million during the three months ended 2019, of which the property transactions accounted for $12.5 million of the increase.  Comparable lease income increased $11.7 million, or 0.9%, due to increases in fixed minimum lease and CAM consideration recorded on a straight-line basis.

Total other income decreased $10.9 million, primarily due to a $15.2 million decrease related to business interruption insurance proceeds received in connection with our two Puerto Rico properties as a result of hurricane damages, partially offset by a $4.5 million increase in interest income.

Depreciation and amortization expense increased $18.8 million, of which the property transactions accounted for $2.7 million.  The comparable properties increased $16.1 million primarily as a result of an increase in tenant allowance write-offs in 2019 and the acceleration of depreciation on a property upon initiation of a major redevelopment.

Home and regional office costs increased $13.2 million, primarily due to the suspension of leasing cost capitalization in 2019, as a result of the adoption of a new accounting pronouncement.

General and administrative expense decreased $4.1 million due to lower executive compensation.

Income and other taxes decreased $3.9 million due to reduced withholding and income taxes related to certain of our international investments and state income tax refunds.

Income from unconsolidated entities decreased $14.7 million as a result of the sale of European assets within our HBS joint venture in 2018, the impact from the consolidation of a property that was unconsolidated in the third quarter of 2018 and unfavorable impacts of foreign currency on our international joint ventures.

Unrealized gains (losses) in fair value of equity instruments represent a mark-to-market gain of $2.2 million for the three months ended September 30, 2019 as compared to a loss of $5.5 million for the three months ended September 30, 2018.

During the three months ended September 30, 2019, we recorded a $10.1 million gain related to Klépierre’s disposition of certain shopping centers.

Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018

Lease income increased $76.3 million during 2019, of which the property transactions accounted for $35.0 million of the increase.  Comparable lease income increased $41.3 million, or 1.1%, due to increases in fixed minimum lease and CAM consideration recorded on a straight-line basis.

Total other income increased $8.8 million, primarily due to a $68.0 million increase related to a lawsuit settled with our former insurance broker in 2019 related to the significant flood damage sustained at Opry Mills in May 2010, a $15.6 million gain on the sale of our interest in a multi-family residential property, an increase of $9.9 million in land sales including a gain as a result of land contributions for densification projects at two of our properties, and an $8.3 million increase in interest income, partially offset by a $35.6 million non-cash gain recorded in 2018 associated with our contribution of our interest in the Aéropostale licensing venture for additional interests in ABG, a $26.0 million decrease in lease settlement income, a $25.4 million decrease in income related to distributions from an international investment received in 2018 and a $7.6 million decrease related to business interruption insurance proceeds received in connection with our two Puerto Rico properties as a result of hurricane damages.

Depreciation and amortization expense increased $62.9 million, of which the property transactions accounted for $11.8 million.  The comparable properties increased $51.1 million primarily as a result of an increase in tenant allowance write-offs in 2019 and the acceleration of depreciation on a property upon initiation of a major redevelopment.

Home and regional office costs increased $38.8 million, primarily due to the suspension of leasing cost capitalization in 2019, as a result of the adoption of a new accounting pronouncement.

General and administrative expense decreased $8.2 million due to lower executive compensation.

Unrealized gains (losses) in fair value of equity instruments represent a mark-to-market loss of $4.8 million for the nine months ended September 30, 2019 as compared to a gain of $1.2 million for the nine months ended September 30, 2018.

During 2019, we recorded a $12.8 million gain related to Klépierre’s disposition of certain shopping centers. During 2018, we recorded net gains of $9.7 million related to a property insurance recovery of previously depreciated assets and $135.2 million primarily related to our disposition activity.

Simon’s net income attributable to noncontrolling interests decreased $20.5 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised only 3.1% of our total consolidated debt at September 30, 2019. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.1 billion in the aggregate during the nine months ended September 30, 2019. The Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility, and a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $3.1 billion during the first nine months of 2019 to $3.6 billion as of September 30, 2019 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On September 30, 2019, we had an aggregate available borrowing capacity of approximately $6.1 billion under the Credit Facilities, net of outstanding borrowings of $125.0 million and amounts outstanding under the Commercial Paper program of $1.3 billion and letters of credit of $11.3 million. For the nine months ended September 30, 2019, the maximum aggregate outstanding balance under the Credit Facilities was $130.7 million and the weighted average outstanding balance was $125.1 million. The weighted average interest rate was 3.19% for the nine months ended September 30, 2019.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2019 totaled $3.1 billion. In addition, we had net proceeds from our debt financing and repayment activities of $3.4 billion in 2019. These activities are further discussed below under “Financing and Debt.” During the first nine months of 2019, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $2.2 billion and preferred unit distributions totaling $3.9 million,
●	funded consolidated capital expenditures of $622.7 million (including development and other costs of $50.8 million, redevelopment and expansion costs of $357.4 million, and tenant costs and other operational capital expenditures of $214.5 million),
●	funded investments in unconsolidated entities of $42.4 million,
●	funded investments in equity securities of $134.4 million,
●	received insurance proceeds for property restoration, remediation, and business interruption from hurricane damages in Puerto Rico of $14.1 million, and
●	funded the repurchase of $359.8 million of Simon’s common stock.

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

Financing and Debt

Unsecured Debt

At September 30, 2019, our unsecured debt consisted of $18.4 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Credit Facility, and $1.3 billion outstanding under the Commercial Paper program.

On September 30, 2019, we had an aggregate available borrowing capacity of $6.1 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the nine months ended September 30, 2019 was $130.7 million and the weighted average outstanding balance was $125.1 million. Letters of credit of $11.3 million were outstanding under the Credit Facilities as of September 30, 2019.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2019, we had $1.3 billion outstanding under the Commercial Paper program, comprised of $1.1 billion of U.S. dollar-denominated notes and $180.1 million (U.S. dollar equivalent) of Euro-denominated notes with weighted average interest rates of 2.16% and (0.34)%, respectively. These borrowings have weighted average maturity dates of December 18, 2019 and October 31, 2019, respectively, and reduce amounts otherwise available under the Credit Facilities.

On February 1, 2019, the Operating Partnership repaid at maturity $600.0 million of senior unsecured notes with a fixed interest rate of 2.20%.

On September 13, 2019 the Operating Partnership completed the issuance of the following senior unsecured notes: $1.0 billion with a fixed interest rate of 2.00%, $1.25 billion with a fixed interest rate of 2.45%, and $1.25 billion with a fixed interest rate of 3.25%, with maturity dates of September 13 of 2024, 2029, and 2049, respectively. Proceeds from the unsecured notes offering funded the early redemption of senior unsecured notes in October 2019, as discussed below, and repaid a portion of the indebtedness outstanding under the Commercial Paper program.

On October 7, 2019, the Operating Partnership completed the early redemption of its $900 million 4.375% notes due March 1, 2021, $700 million 4.125% notes due December 1, 2021, $600 million 3.375% notes due March 15, 2022 and €375 million of the €750 million 2.375% notes due October 2, 2020.  We recorded a $116.2 million loss on extinguishment of debt in the fourth quarter as a result of the early redemption.

Mortgage Debt

Total mortgage indebtedness was $6.8 billion at September 30, 2019 and December 31, 2018.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2019, we were in compliance with all covenants of our unsecured debt.

At September 30, 2019, our consolidated subsidiaries were the borrowers under 46 non-recourse mortgage notes secured by mortgages on 49 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2019, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2019 and December 31, 2018, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	September 30, 2019	Interest Rate(1)	December 31, 2018	Interest Rate(1)
Fixed Rate	$25,790,473	3.49%	$22,461,191	3.37%
Variable Rate	853,406	2.79%	844,344	3.17%
	$26,643,879	3.21%	$23,305,535	3.35%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2018 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2019, for the remainder of 2019 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2019	2020 - 2021	2022 - 2023	After 2023	Total
Long Term Debt (1) (2)	$1,364,010	$5,022,950	$5,255,863	$14,915,916	$26,558,739
Interest Payments (3)	213,874	1,569,974	1,171,272	3,992,435	6,947,555
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	The amount due in 2019 includes $1.3 billion outstanding under the Global Commercial Paper program.
(3)	Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2019.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2019, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $211.7 million (of which we have a right of recovery from our joint venture partners of $10.8 million as of September 30, 2019). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Hurricane Impacts

During the third quarter of 2017, our two wholly-owned properties located in Puerto Rico experienced property damage and business interruption as a result of Hurricane Maria.  Since the date of the loss, we have received $70.7 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $43.6 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the three and nine months ended September 30, 2019, we recorded $1.6 million and $9.2 million, respectively, as business interruption income. During the three and nine months ended September 30, 2018, we recorded $17.0 million as business interruption income.  These amounts were recorded in other income in the accompanying consolidated statements of operations and comprehensive income.

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

Acquisitions. On September 19, 2019, we acquired the remaining 50% interest in a hotel adjacent to one of our properties from our joint venture partner for cash consideration of $12.8 million. The property is subject to a $21.5 million, 4.02% variable rate mortgage.

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

During the first nine months of 2019, we disposed of our interests in one multi-family residential investment. Our share of the gross proceeds on this transaction was $17.3 million. Our share of the gain of $15.6 million is included in other income in the accompanying consolidated statement of operation and comprehensive income. As discussed in note 6 of the condensed notes to our consolidated financial statements, Klépierre also disposed of its interest in certain shopping centers resulting in a gain, of which our share was $12.8 million.

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

Joint Venture Formation and Other Investment Activity

On October 16, 2019, we contributed approximately $276.8 million consisting of cash and the Shop Premium Outlets, or SPO, assets for a 45% noncontrolling interest in Rue Gilt Groupe, or RGG, to create a new multi-platform venture dedicated to digital value shopping.

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, restaurants, as well as office space and residential uses are underway at properties in the United States, Canada, Europe and Asia.

Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.8 billion. We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

Domestic Development Activity

During the quarter, construction started on a 338,000 square foot upscale outlet located in Jenks (Tulsa), Oklahoma, projected to open in spring of 2021.  Simon owns 100% of this project.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of international development costs for 2019 to be approximately $227 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of September 30, 2019 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Premium Outlets Querétaro	Querétaro, Mexico	274,800	50%	MXN	441.7	$22.4	Opened May - 2019
Málaga Designer Outlet	Málaga, Spain	191,000	46%	EUR	45.6	$49.7	Q1 - 2020
Siam Premium Outlets Bangkok	Bangkok, Thailand	251,000	50%	THB	1,607	$52.5	Apr. - 2020
West Midlands Designer Outlet	Cannock (West Midlands), England	197,000	20%	GBP	26.5	$32.6	Oct. - 2020
Normandy Designer Outlet	Vernon (Normandy), France	229,000	81%	EUR	175.2	$191.2	Jun. - 2021
Expansions:
Vancouver Designer Outlet Phase 2	Richmond (British Columbia), Canada	84,000	46%	CAD	26.9	$20.3	Opened Aug. - 2019
Paju Premium Outlets Phase 3	Gyeonggi Province, South Korea	116,000	50%	KRW	26,905	$22.4	Opened Aug. - 2019
Ashford Designer Outlet Phase 2	Ashford, England	98,000	46%	GBP	43.0	$52.9	Opened Oct. - 2019
Noventa di Piave Designer Outlet Phase 5	Noventa di Piave (Venice), Italy	29,000	92%	EUR	21.4	$23.4	Nov. - 2019
Tosu Premium Outlets Phase 4	Tosu City, Japan	38,000	40%	JPY	964	$8.9	Nov. - 2019
Gotemba Premium Outlets Phase 4	Gotemba, Japan	178,000	40%	JPY	7,476	$69.2	Apr. - 2020
Rinku Premium Outlets Phase 5	Izumisano (Osaka), Japan	110,000	40%	JPY	3,219	$29.8	Jul. - 2020
La Reggia Designer Outlet Phase 3	Marcianise (Naples), Italy	58,000	92%	EUR	30.8	$33.7	Oct. - 2020
(1)	USD equivalent based upon September 30, 2019 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.10 per share in the third quarter of 2019 and $6.20 per share for the nine months ended September 30, 2019.  The Operating Partnership paid distributions per unit for the same amounts.  We paid dividends of $2.00 and $5.90 per share for the three and nine months ended September 30, 2018.  The Operating Partnership paid distributions per unit for the same amounts.  Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2019 of $2.10 per share of common stock payable on November 29, 2019 to stockholders of record on November 15, 2019. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warrant.  During the nine months ended September 30, 2019, Simon purchased 2,247,074 shares at an average price of $160.11 per share, of which 46,377 shares at an average price of $164.49 were purchased as part of the previous program.  During the nine months ended September 30, 2018, Simon purchased 1,988,247 shares at an average price of $154.56 per share as part of the previous program.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this Quarterly Report on Form 10-Q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and market conditions that may adversely affect the general retail environment; the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; decreases in market rental rates; the intensely competitive market environment in the retail industry; the inability to lease newly developed properties and renew leases and relet space at existing properties on favorable terms; risks related to international activities, including, without limitation, the impact, if any, of the United Kingdom’s exit from the European Union; changes to applicable laws or regulations or the interpretation thereof; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; general risks related to real estate investments, including the illiquidity of real estate investments; the impact of our substantial indebtedness on our future operations; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; changes in market rates of interest and foreign exchange rates for foreign currencies; changes in the value of our investments in foreign entities; our ability to hedge interest rate and currency risk; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks relating to our joint venture properties; environmental liabilities; changes in insurance costs, the availability of comprehensive insurance coverage; security breaches that could compromise our information technology or infrastructure; natural disasters; the potential for terrorist activities; the loss of key management personnel; and the transition of LIBOR to an alternative reference rate. We discussed these and other risks and uncertainties under the heading "Risk Factors" in the combined 2018 Annual Report on Form 10-K of Simon and the Operating Partnership and in this report. We may update that discussion in subsequent other periodic reports, but, except as required by law, we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,

●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Funds from Operations	$1,080,561	$1,086,292	$3,226,887	$3,173,194
Change in FFO from prior period	(0.5)%	4.9%	1.7%	9.2%
Consolidated Net Income	$628,724	$642,212	$1,832,772	$1,989,150
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	332,456	313,245	1,008,439	944,615
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	138,116	131,573	412,018	403,777
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(10,141)	—	(12,822)	(144,949)
Unrealized (gains) losses in fair value of equity instruments	(2,154)	5,452	4,846	(1,212)
Net (income) loss attributable to noncontrolling interest holders in properties	(337)	(497)	181	(684)
Noncontrolling interests portion of depreciation and amortization	(4,790)	(4,380)	(14,608)	(13,564)
Preferred distributions and dividends	(1,313)	(1,313)	(3,939)	(3,939)
FFO of the Operating Partnership	$1,080,561	$1,086,292	$3,226,887	$3,173,194
FFO allocable to limited partners	142,727	142,710	425,123	416,694
Dilutive FFO allocable to common stockholders	$937,834	$943,582	$2,801,764	$2,756,500
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.77	$1.80	$5.15	$5.57
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	1.32	1.23	3.97	3.74
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(0.03)	—	(0.04)	(0.41)
Unrealized (gains) losses in fair value of equity instruments	(0.01)	0.02	0.01	—
Diluted FFO per share	$3.05	$3.05	$9.09	$8.90
Basic and Diluted weighted average shares outstanding	307,275	309,294	308,314	309,740
Weighted average limited partnership units outstanding	46,763	46,779	46,782	46,822
Basic and Diluted weighted average shares and units outstanding	354,038	356,073	355,096	356,562

The following schedule reconciles consolidated net income to NOI and sets forth the computations of portfolio NOI and comparable property NOI.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$628,724	$642,212	$1,832,772	$1,989,150
Income and other taxes	6,197	10,118	23,309	26,475
Interest expense	202,382	199,469	599,541	611,585
Income from unconsolidated entities	(119,706)	(134,408)	(316,691)	(325,263)
Unrealized (gains) losses in fair value of equity instruments	(2,154)	5,452	4,846	(1,212)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(10,141)	—	(12,822)	(144,949)
Operating Income Before Other Items	705,302	722,843	2,130,955	2,155,786
Depreciation and amortization	334,944	316,175	1,016,193	953,309
Home and regional office costs	45,865	32,714	144,892	106,093
General and administrative	8,032	12,172	27,528	35,713
NOI of consolidated entities	$1,094,143	$1,083,904	$3,319,568	$3,250,901
Reconciliation of NOI of unconsolidated entities:
Net Income	$214,149	$207,599	$651,752	$616,211
Interest expense	159,971	163,855	473,914	505,540
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	—	—	(21,587)	(25,792)
Operating Income Before Other Items	374,120	371,454	1,104,079	1,095,959
Depreciation and amortization	171,407	161,964	512,070	488,098
NOI of unconsolidated entities	$545,527	$533,418	$1,616,149	$1,584,057
Add: Our share of NOI from Klépierre, HBS, and other corporate investments	83,176	94,781	208,973	233,799
Combined NOI	$1,722,846	$1,712,103	$5,144,690	$5,068,757
Less: Corporate and Other NOI Sources (1)	115,215	125,288	378,491	375,302
Portfolio NOI	$1,607,631	$1,586,815	$4,766,199	$4,693,455
Portfolio NOI Growth	1.3%		1.5%
Less: Our share of NOI from Klépierre, HBS, and other corporate investments	83,176	83,025	208,973	212,460
Less: International Properties (2)	117,363	114,116	349,608	337,830
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	45,090	49,427	135,051	140,605
Comparable Property NOI (4)	$1,362,002	$1,340,247	$4,072,567	$4,002,560
Comparable Property NOI Growth	1.6%		1.7%
(1)	Includes income components excluded from portfolio NOI and comparable property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), gains on sale of equity instruments, the results of our joint venture with Seritage, Northgate, Simon management company revenues, and other assets.
(2)	Includes International Premium Outlets (except for Canadian International Premium Outlets included in comparable property NOI) and International Designer Outlets.
(3)	Includes total property NOI for properties undergoing redevelopment as well as incremental NOI for expansion properties not yet included in comparable properties.
(4)	Includes Malls, Premium Outlets, The Mills and Lifestyle Centers opened and operating as comparable for the period.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

We may be adversely affected by developments in the London Inter-bank Offered Rate (LIBOR) market, changes in the methods in which LIBOR is determined or the use of alternative reference rates.

As of September 30, 2019, approximately 2.2% or $580 million of our debt outstanding was indexed to LIBOR. In July 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Accordingly, there is considerable uncertainty regarding the publication of LIBOR beyond 2021. The Federal Reserve Board convened the Alternative Reference Rates Committee (“ARRC”) to identify a set of alternative reference rates for possible use as market benchmarks. Based on the ARRC’s recommendation, the Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) and two other alternative rates beginning in April 2018. Since then, certain derivative products and debt securities tied to SOFR have been introduced, and a number of industry groups are developing transition plans to SOFR as the new market benchmark.

We are not able to predict whether LIBOR will actually cease to be available after 2021 or whether SOFR will become the market benchmark in its place. Any changes announced or adopted by the FCA or other authorities or institutions in the methods used for determining LIBOR or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase in LIBOR, a delay in the publication of LIBOR, higher interest obligations arising from such successor benchmark and changes in the rules or methodologies for determining LIBOR in the overall debt capital markets, which may discourage market participants from continuing to administer or to participate in variable rate debt tied to LIBOR or such successor benchmark. If LIBOR as determined in accordance with the terms of our particular debt is no longer available, whether before or after 2021, the interest rates on such debt would be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if LIBOR was available in its current form. As a result, there can be no assurance that any of the aforementioned developments or changes will not result in financial market disruptions, significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on us, which currently would be limited by our relatively low exposure to variable rate LIBOR-based debt.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended September 30, 2019.

Issuer Purchases of Equity Securities

			Total number	Approximate
			of shares	value of shares
			purchased as	that may yet
	Total number	Average	part of publicly	be purchased
	of shares	price paid	announced	under
Period	purchased	per share	plans	plans (1)
July 1, 2019 - July 31, 2019	633,780	$157.78	633,780	$1,726,370,940
August 1, 2019 - August 31, 2019	520,337	$150.89	520,337	$1,647,855,354
September 1, 2019 - September 30, 2019	—	$—	—	$1,647,855,354
	1,154,117	$154.68	1,154,117
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

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2019.

Issuer Purchases of Equity Securities

Except in connection with Simon’s share purchases, there were no purchases of equity securities made by the Operating Partnership during the quarter ended September 30, 2019.

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

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President, Chief Financial
Officer and Treasurer
Date: November 6, 2019

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President, Chief Financial Officer and
Treasurer of Simon Property Group, Inc., General Partner
Date: November 6, 2019