Form 10-K
period 2019-12-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2020-02-21
CIK 1063761, 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(317) 636-1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbols	Name of each exchange on which registered
Simon Property Group, Inc.	Common stock, $0.0001 par value	SPG	New York Stock Exchange
Simon Property Group, Inc.	8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 par value	SPGJ	New York Stock Exchange
Simon Property Group, L.P.	2.375% Senior Unsecured Notes due 2020	SPG/20	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Simon Property Group, Inc. Yes ☒ No ◻	Simon Property Group, L.P. Yes ⌧ No ◻

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Simon Property Group, Inc. Yes ◻ No ☒	Simon Property Group, L.P. Yes ◻ No ⌧

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Simon Property Group, Inc. Yes ☒ No ◻	Simon Property Group, L.P. Yes ⌧ No ◻

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

Simon Property Group, Inc. Yes ☒ No ◻	Simon Property Group, L.P. Yes ⌧ No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Simon Property Group, Inc.:
Large accelerated filer ☒	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ◻
Emerging growth company ◻
Simon Property Group, L.P.:
Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☒	Smaller reporting company ◻
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

The aggregate market value of shares of common stock held by non-affiliates of Simon Property Group, Inc. was approximately $48,849 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2019.

As of January 31, 2020, Simon Property Group, Inc. had 306,860,960 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Simon Property Group, L.P. had no publicly-traded voting equity as of June 30, 2019.  Simon Property Group, L.P. has no common stock outstanding.

Documents Incorporated By Reference

Portions of Simon Property Group, Inc.’s Proxy Statement in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the annual period ended December 31, 2019 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of December 31, 2019, Simon owned an approximate 86.8% ownership interest in the Operating Partnership, with the remaining 13.2% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

We believe that combining the annual reports on Form 10-K of Simon and the Operating Partnership into this single report provides the following benefits:

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

To help investors understand the differences between Simon and the Operating Partnership, this report provides:

●	separate consolidated financial statements for Simon and the Operating Partnership;

●	a single set of notes to such consolidated financial statements that includes separate discussions of noncontrolling interests and stockholders’ equity or partners’ equity, accumulated other comprehensive income (loss) and per share and per unit data, as applicable;
●	a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that also includes discrete information related to each entity; and
●	separate Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities sections related to each entity.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Annual Report on Form 10-K

December 31, 2019

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2019, we owned or held an interest in 204 income-producing properties in the United States, which consisted of 106 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 11 other retail properties in 37 states and Puerto Rico. Internationally, as of December 31, 2019, we had ownership interests in 29 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe and Canada. As of December 31, 2019, we also owned a 22.2% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 15 countries in Europe.

For a description of our operational strategies and developments in our business during 2019, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

The Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility. The Credit Facility’s initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term. The initial maturity date of the Credit Facility is June 30, 2021 and can be extended for an additional year to June 30, 2022 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Credit Facility is LIBOR plus 77.5 basis points, with an additional facility fee of 10 basis points. The Operating Partnership also has a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2022 and can be extended for an additional year to June 30, 2023 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 77.5 basis points, with an additional facility fee of 10 basis points. The Credit Facilities provide for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

The Operating Partnership also has available a global unsecured commercial paper note program, or Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either Credit Facility to pay amounts outstanding from time to time on the Commercial Paper program.

We may also finance our business through the following:

●	issuance of shares of common stock or preferred stock or warrants to purchase the same;
●	issuance of additional units;
●	issuance of preferred units;
●	issuance of other securities, including unsecured notes and mortgage debt;
●	draws on our Credit Facilities;

●	borrowings under the Commercial Paper program; or
●	sale or exchange of ownership interests in properties.

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

Conflict of Interest Policies

We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. Simon has adopted governance principles governing the function, conduct, selection, orientation and duties of its subsidiaries and Simon’s Board of Directors and the Company, as well as written charters for each of the standing Committees of Simon’s Board of Directors. In addition, Simon’s Board of Directors has a Code of Business Conduct and Ethics, which applies to all of its officers, directors, and employees and those of its subsidiaries. At least a majority of the members of Simon’s Board of Directors must qualify, and do qualify, as independent under the listing standards of the New York Stock Exchange, or NYSE, and cannot be affiliated with the Simon family, who are significant stockholders in Simon and/or unitholders in the Operating Partnership. In addition, the Audit and Compensation Committees of Simon’s Board of Directors are comprised entirely of independent members who meet the additional independence and financial expert requirements of the NYSE as required.

The sale by the Operating Partnership of any property that it owns may have an adverse tax impact on the Simon family or other limited partners of the Operating Partnership. Any transaction between us and the Simon family, including property acquisitions, service and property management agreements and retail space leases, must be approved by the Company’s Audit Committee.

In order to avoid any conflict of interest, the Simon charter requires that at least three-fourths of Simon’s independent directors must authorize and require the Operating Partnership to sell any property it owns. Any such sale is subject to applicable agreements with third parties. A noncompetition agreement executed by Herbert Simon, Simon’s Chairman Emeritus, and a noncompetition agreement executed by David Simon, Simon’s Chairman, Chief Executive Officer and President, which remains in effect notwithstanding the expiration of David Simon’s employment agreement in 2019, contain covenants limiting their ability to participate in certain shopping center activities.

Policies With Respect To Certain Other Activities

We intend to make investments which are consistent with Simon’s qualification as a REIT, unless Simon’s Board of Directors determines that it is no longer in Simon’s best interests to so qualify as a REIT. Simon’s Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. Simon has authority to issue shares of its capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire Simon’s shares, the Operating Partnership’s units, or any other securities. On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan, or the Repurchase Program, through March 31, 2019 and on February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new program, the Company may purchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021.  Under the Repurchase Program, Simon may repurchase the shares in the open market, or in privately negotiated transactions. At December 31, 2019, we had remaining authority to repurchase $1.6 billion of common stock. Simon may also issue shares of its common stock, or pay cash at its option, to holders of units in future periods upon exercise of such holders’ rights under the partnership agreement of the Operating Partnership. Our policy prohibits us from making any loans to the directors or executive officers of Simon for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans secured by real estate properties owned by others or make investments in companies that own real estate assets.

Competition

The retail real estate industry is dynamic and competitive. We compete with numerous merchandise distribution channels, including malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. We also compete with internet retailing sites and catalogs which provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers, including:

●	the quality, location and diversity of our properties;
●	our management and operational expertise;
●	our extensive experience and relationships with retailers, lenders and suppliers; and
●	our marketing initiatives and consumer focused strategic corporate alliances.

Certain Activities

During the past three years, we have:

●	issued 617,143 shares of Simon common stock upon the exchange of units in the Operating Partnership;
●	issued 219,318 restricted shares of Simon common stock and 103,941 long-term incentive performance units, or LTIP units, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, as amended, or the 1998 Plan, and the Simon Property Group, L.P. 2019 Stock Incentive Plan, or the 2019 Plan;
●	purchased 6,990,898 shares of Simon common stock in the open market for $1.1 billion pursuant to our Repurchase Programs;
●	issued 475,183 units in the Operating Partnership in exchange for the remaining interest in a former joint venture property;
●	redeemed 497,959 units in the Operating Partnership at an average price of $177.43 per unit in cash;
●	amended and extended the Supplemental Facility in February 2018 to further increase our borrowing capacity, extend its term and reduce its base interest rate;
●	amended and extended the Credit Facility in March 2017 to extend its term and reduce its base interest rate;
●	borrowed a maximum amount of $423.1 million under the Credit Facilities; the outstanding amount of borrowings under the Credit Facility as of December 31, 2019 was $125.0 million and no borrowings were outstanding under the Supplemental Facility;
●	increased the borrowing capacity of the Commercial Paper program from $1.0 billion to $2.0 billion in November 2018; the outstanding amount of Commercial Paper notes as of December 31, 2019 was $1.3 billion; and
●	provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

Employees

At December 31, 2019, we and our affiliates employed approximately 4,500 persons at various properties and offices throughout the United States, of which approximately 1,500 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana.

Corporate Headquarters

Our corporate headquarters are located at 225 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636-1600.

Available Information

Simon is a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act) and is required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the Securities and Exchange Commission, or the SEC. Our Internet website address is www.simon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the “About Simon/Investor Relations” section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not, and are not intended to be, incorporated into this Annual Report on Form 10-K.

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

Information about our Executive Officers

The following table sets forth certain information with respect to Simon’s executive officers as of February 21, 2020.

Name	Age	Position
David Simon	58	Chairman of the Board, Chief Executive Officer and President
John Rulli	63	President of Malls and Chief Administrative Officer
Steven E. Fivel	59	General Counsel and Secretary
Brian J. McDade	40	Executive Vice President, Chief Financial Officer and Treasurer
Alexander L. W. Snyder	50	Assistant General Counsel and Assistant Secretary
Adam J. Reuille	45	Senior Vice President and Chief Accounting Officer

The executive officers of Simon serve at the pleasure of Simon’s Board of Directors.

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

Item 1A.  Risk Factors

The following factors, among others, could cause our actual results to differ materially from those expressed or implied in forward-looking statements made in this Annual Report on Form 10 K and presented elsewhere by our management from time to time. These factors may have a material adverse effect on our business, financial condition, liquidity, results of operations, funds from operations, or FFO, and prospects, which we refer to herein as a material adverse effect on us or as materially and adversely affecting us, and you should carefully consider them. Additional risks and uncertainties not presently known to us or which are currently not believed to be material may also affect our actual results. We may update these factors in our future periodic reports.

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

Our concentration in the retail real estate market – our primary source of revenue is retail tenants – means that we could be materially and adversely affected by conditions that materially and adversely affect the retail environment generally, including, without limitation:

●	levels of consumer spending, changes in consumer confidence, income levels, and fluctuations in seasonal spending in the United States and internationally;
●	consumer perceptions of the safety, convenience and attractiveness of our properties;
●	the impact on our retail tenants and demand for retail space at our properties from the increasing use of the Internet by retailers and consumers;
●	the creditworthiness of our retail tenants and the availability of new creditworthy tenants and the related impact on our occupancy levels and lease income;
●	local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, decreases in rental rates and declines in real estate values;
●	the willingness of retailers to lease space in our properties at attractive rents, or at all;
●	actual or perceived changes in national and international economic conditions, which can result from global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, war, epidemics and pandemics, the fear of spread of contagious diseases, civil unrest and terrorism, as well as from domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates, inflation and limited growth in consumer income;
●	changes in regional and local economies, which may be affected by increased rates of unemployment, increased foreclosures, higher taxes, decreased tourism, industry slowdowns, adverse weather conditions, and other factors;
●	increased operating costs and capital expenditures, whether from redevelopments, replacing tenants or otherwise; and
●	changes in applicable laws and regulations, including tax, environmental, safety and zoning.

Additionally, a portion of our lease income is derived from overage rents based on sales over a stated base amount that directly depend on the sales volume of our retail tenants. Accordingly, declines in our tenants’ sales performance could reduce the income produced by our properties.

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

For example, among department stores and other national retailers — often referred to as “big box” stores — corporate merger or consolidation activity typically results in the closure of duplicate or geographically overlapping store locations. Further, sustained adverse pressure on the results of our department stores and other national retailers may have a similarly sustained adverse impact upon our own results. Certain department stores and other national retailers have experienced, and may continue to experience for the foreseeable future (given uncertainty with respect to current and future macroeconomic conditions and consumer confidence levels), considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options such as those accessible via the Internet and other forms of pressure on their business models. As pressure on these department stores and other national retailers increases, their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts or avoid bankruptcy and/or liquidation may be impaired and result in closures of their stores or their seeking of a lease modification with us. Any lease modification could be unfavorable to us as the lessor and could decrease current or future effective rents or expense recovery charges. Other tenants may be entitled to modify the economic or other terms of, or terminate, their existing leases with us in the event of such closures.

If a department store or large nationally recognized tenant were to close its stores at our properties, we may experience difficulty and delay and incur significant expense in re-tenanting the space, as well as in leasing spaces in areas adjacent to the vacant store, at attractive rates, or at all. Additionally, department store or tenant closures may result in decreased customer traffic, which could lead to decreased sales at our properties. If the sales of stores operating in our properties were to decline significantly due to the closing of anchor stores or other national retailers, adverse economic conditions or other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of any default by a tenant, we may not be able to fully recover, and/or may experience delays and costs in enforcing our rights as landlord to recover, amounts due to us under the terms of our leases with such parties.

We face potential adverse effects from tenant bankruptcies.

Bankruptcy filings by retailers can occur regularly in the course of our operations, and in recent years, a number of companies in the retail industry, including certain of our tenants, have declared bankruptcy. If a tenant files for bankruptcy, the tenant may have the right to reject and terminate one or more of its leases with us, and we cannot be sure that it will affirm one or more of its leases and continue to make rental payments to us in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would generally prohibit us from evicting this tenant, and bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If a lease is rejected, the unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. In addition, we may make lease modifications either pre- or post-bankruptcy for certain tenants undergoing significant financial distress in order for them to continue as a going concern. Furthermore, we may be required to incur significant expense in re-tenanting the space formerly leased to the bankrupt tenant. We continually seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant or a national tenant with multiple locations, may require a substantial redevelopment of its space, the success of which cannot be assured, and may make the re-tenanting of its space difficult and costly. Any such bankruptcies also make it more difficult to lease the remainder of the space at the affected property or properties. Future tenant bankruptcies may strain our resources and impact our ability to successfully execute our re-leasing strategy and could materially and adversely affect us.

We face a wide range of competition that could affect our ability to operate profitably.

Our properties compete with other forms of retailing such as e-commerce websites as well as other retail properties. The increased popularity of digital and mobile technologies has accelerated the transition of a percentage of market share from shopping at physical stores to web-based shopping. We could be materially and adversely affected if we are unsuccessful in adapting our business to evolving consumer purchasing habits. Competition may also come from a variety of other retail formats, such as malls, outlet centers, community/lifestyle centers, and other shopping centers, both existing and future development and redevelopment/expansion projects, as well as e-commerce. The presence of competitive alternatives affects our ability to lease space and puts downward pressure on the rents we can charge our tenants. New construction, redevelopments and expansions at competing sites could also negatively affect our properties.

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

Vacant space at our properties could materially and adversely affect us.

Certain of our properties have had vacant space available for prospective tenants, and those properties may continue to experience, and other properties may commence experiencing, such oversupply in the future. Among other causes, (1) there has been an increased number of bankruptcies of anchor stores and other national retailers, as well as store closures, and (2) there has been lower demand from retail tenants for space, due to certain retailers increasing their use of e-commerce websites to distribute their merchandise. As a result of the increased bargaining power of creditworthy retail tenants, there is downward pressure on our rental rates and occupancy levels, and this increased bargaining power may also result in us having to increase our spend on tenant improvements and potentially make other lease modifications in order to attract or retain tenants, any of which, in the aggregate, could materially and adversely affect us.

We may not be able to lease newly developed properties or renew leases and relet space at existing properties.

We may not be able to lease new properties to an appropriate mix of tenants that generates optimal customer traffic. Also, when leases for our existing properties expire, the premises may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants may be less favorable than the current lease terms. If we elect to pursue a “mixed use” redevelopment we expose ourselves to risks associated with each non-retail use (e.g. office, residential, hotel and entertainment), and the performance of our retail tenants in such properties may be negatively impacted by delays in opening and/or the performance of such non-retail uses. To the extent that our leasing goals are not achieved, we could be materially and adversely affected.

Risks Relating to Real Estate Investments and Operations

Our international activities may subject us to risks that are different from or greater than those associated with our domestic operations.

As of December 31, 2019, we held interests in consolidated and joint venture properties that operate in Austria, Canada, France, Italy, Germany, Japan, Malaysia, Mexico, the Netherlands, South Korea, and the United Kingdom. We also have an equity stake in Klépierre, a publicly traded European real estate company, which operates in 15 countries in Europe. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in those international operations is held. While we occasionally enter into hedging agreements to manage our exposure to changes in foreign exchange rates, these agreements may not eliminate foreign currency risk entirely.

We may pursue additional investment, ownership, development and redevelopment/expansion opportunities outside the United States. Such international activities carry risks that are different from those we face with our domestic properties and operations. These risks include, but are not limited to:

●	adverse effects of changes in exchange rates for foreign currencies;
●	changes in foreign political and economic environments, regionally, nationally, and locally;
●	impact from international trade disputes and the associated impact on our tenants’ supply chain and consumer spending levels;
●	challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation;
●	differing lending practices;
●	differences in cultures and consumer retail behavior;
●	changes in applicable laws and regulations in the United States that affect international operations;
●	changes in applicable laws and regulations in these foreign jurisdictions;
●	difficulties in managing international operations;

●	obstacles to the repatriation of earnings and cash; and
●	labor discord, political or civil unrest, acts of terrorism, epidemics and pandemics, the fear of spread of contagious diseases, or the threat of international boycotts.

Our international activities represented approximately 8.1% of consolidated net income and 9.3% of our net operating income, or NOI, for the year ended December 31, 2019. To the extent that we expand our international activities, the above risks could increase in significance, which in turn could have a material adverse effect on us.

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

We regularly acquire and develop new properties and redevelop and expand existing properties, and these activities are subject to various risks. We may not be successful in pursuing acquisition, development or redevelopment/expansion opportunities. In addition, newly acquired, developed or redeveloped/expanded properties may not perform as well as expected, impacting our anticipated return on investment. We are subject to other risks in connection with any acquisition, development and redevelopment/expansion activities, including the following:

●	acquisition or construction costs of a project may be higher than projected, potentially making the project unfeasible or unprofitable;
●	development, redevelopment or expansions may take considerably longer than expected, delaying the commencement and amount of income from the property;
●	we may not be able to obtain financing or to refinance loans on favorable terms, or at all;
●	we may be unable to obtain zoning, occupancy or other governmental approvals;
●	occupancy rates and rents may not meet our projections and the project may not be accretive; and
●	we may need the consent of third parties such as department stores, anchor tenants, mortgage lenders and joint venture partners, and those consents may be withheld.

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

Our properties represent a substantial portion of our total consolidated assets. These investments are relatively illiquid. As a result, our ability to sell one or more of our properties or investments in real estate in response to any changes in economic, industry, or other conditions may be limited. The real estate market is affected by many factors, such as general economic conditions, availability and terms of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. If we want to sell a property, we cannot assure you that we will be able to dispose of it in the desired time period, or at all, or that the sales price of a property will be attractive at the relevant time or exceed the carrying value of our investment. Moreover, if a property is mortgaged, we may not be able to obtain a release of the lien on that property without the payment of the associated debt and/or a substantial prepayment penalty, which could restrict our ability to dispose of the property, even though the sale might otherwise be desirable.

Risks Relating to Debt and the Financial Markets

We have a substantial debt burden that could affect our future operations.

As of December 31, 2019, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and debt issuance costs, totaled $24.2 billion. As a result of this indebtedness, we are required to use a substantial portion of our cash flows for debt service, including selected repayment at scheduled maturities, which limits our ability to use those cash flows to fund the growth of our business. We are also subject to the risks normally associated with debt financing, including the risk that our cash flows from operations will be insufficient to meet required debt service or that we will be able to refinance such indebtedness on acceptable terms, or at all. Our debt service costs generally will not be reduced if developments at the applicable property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Our indebtedness could also have other adverse consequences on us, including reducing our access to capital or increasing our vulnerability to general adverse economic, industry and market conditions. In addition, if a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. If any of the foregoing occurs, we could be materially and adversely affected.

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

We depend on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit ratings, the willingness of lending institutions and other debt investors to grant credit to us and conditions in the capital markets in general. An economic recession may cause extreme volatility and disruption in the capital and credit markets. We rely upon the Credit Facilities as sources of funding for numerous transactions. Our access to these funds is dependent upon the ability of each of the participants to the Credit Facilities to meet their funding commitments to us. When markets are volatile, access to capital and credit markets could be disrupted over an extended period of time and one or more financial institutions may not have the available capital to meet their previous commitments to us. The failure of one or more participants to the Credit Facilities to meet their funding commitments to us could have a material adverse effect on us, including as a result of making it difficult to obtain the financing we may need for future growth and/or meeting our debt service requirements. We cannot assure you that we will be able to obtain the financing we need for the future growth of our business or to meet our debt service requirements, or that a sufficient amount of financing will be available to us on favorable terms, or at all.

Adverse changes in our credit ratings could affect our borrowing capacity and borrowing terms.

The Operating Partnership’s outstanding senior unsecured notes, the Credit Facilities, the Commercial Paper program, and Simon’s preferred stock are periodically rated by nationally recognized credit rating agencies. The credit ratings are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to us and our industry and the economic outlook in general. Our credit ratings can affect the amount of capital we can access, as well as the terms of any financing we obtain. Since we depend primarily on debt financing to fund the growth of our business, an adverse change in our credit ratings, including actual changes and changes in outlook, or even the initiation of a review of our credit ratings that could result in an adverse change, could have a material adverse effect on us.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt on attractive terms, or at all; our hedging interest rate protection arrangements may not effectively limit our interest rate risk.

As of December 31, 2019, we had approximately $865.1 million of outstanding consolidated indebtedness that bears interest at variable rates, and we may incur more variable rate indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flows and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense.

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

We may be adversely affected by developments in the London Inter-bank Offered Rate (LIBOR) market, changes in the methods by which LIBOR is determined or the use of alternative reference rates.

As of December 31, 2019, approximately 2.4% or $573 million of our debt outstanding was indexed to LIBOR. In July 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Accordingly, there is considerable uncertainty regarding the publication of LIBOR beyond 2021. The Federal Reserve Board convened the Alternative Reference Rates Committee (“ARRC”) to identify a set of alternative reference rates for possible use as market benchmarks. Based on the ARRC’s recommendation, the Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) and two other alternative rates beginning in April 2018. Since then, certain derivative products and debt securities tied to SOFR have been introduced, and a number of industry groups are developing transition plans to SOFR as the new market benchmark.

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

Risks Relating to Income Taxes

Simon and certain subsidiaries of the Operating Partnership have elected to be taxed as REITs in the United States. The failure to maintain Simon’s or the Subsidiary REITs’ qualifications as REITs or changes in applicable tax laws or regulations could result in adverse tax consequences.

In the United States, Simon and certain subsidiaries of the Operating Partnership have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. We believe that Simon and these subsidiaries, or the Subsidiary REITs, have been organized and have operated in a manner which allows them to qualify for taxation as REITs under the Internal Revenue Code. We intend to continue to operate in this manner. However, qualification and taxation as REITs depend upon the ability of Simon and the Subsidiary REITs to satisfy several requirements (some of which are outside our control), including tests related to our annual operating results, asset diversification, distribution levels and diversity of stock ownership. The various REIT qualification tests required by the Internal Revenue Code are highly technical and complex. Accordingly, there can be no assurance that Simon or any of the Subsidiary REITs has operated in accordance with these requirements or will continue to operate in a manner so as to qualify or remain qualified as a REIT.

If Simon or any of the Subsidiary REITs fail to comply with those provisions, Simon or any such Subsidiary REIT may be subject to monetary penalties or ultimately to possible disqualification as REITs. If such events occur, and if available relief provisions do not apply:

●	Simon or any such subsidiary will not be allowed a deduction for distributions to stockholders in computing taxable income;

●	Simon or any such subsidiary will be subject to corporate-level income tax on taxable income at the corporate rate;
●	Simon or any such Subsidiary REIT could be subject to the federal alternative minimum tax for taxable years prior to 2018; and
●	unless entitled to relief under relevant statutory provisions, Simon or any such subsidiary will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for, among other things, our operations and distributions to stockholders. In addition, if Simon fails to qualify as a REIT, it will not be required to make distributions to our stockholders. Moreover, a failure by any subsidiary of the Operating Partnership that has elected to be taxed as a REIT to qualify as a REIT would also cause Simon to fail to qualify as a REIT, and the same adverse consequences would apply to it and its stockholders. Failure by Simon or any of the Subsidiary REITs to qualify as a REIT also could impair our ability to expand our business and raise capital, which could materially and adversely affect us.

Additionally, we are subject to certain income-based taxes, both domestically and internationally, and other taxes, including state and local taxes, franchise taxes, and withholding taxes on dividends from certain of our international investments. We currently follow local tax laws and regulations in various domestic and international jurisdictions. Should these laws or regulations change, the amount of taxes we pay may increase accordingly.

If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that the Operating Partnership is treated as a partnership for federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, such partner’s share of its income. We cannot assure you that the Internal Revenue Service, or the IRS, will not challenge the status of the Operating Partnership or any other subsidiary partnership or limited liability company in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnerships or limited liability company to qualify as a disregarded entity or partnership for applicable income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners or members, including us.

Our ownership of TRSs is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our TRSs are not conducted on arm’s-length terms.

We own securities in taxable REIT subsidiaries, or TRSs, and may acquire securities in additional TRSs in the future. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a TRS owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of Simon’s or any Subsidiary REIT’s total assets may be represented by securities (including securities of TRSs), other than those securities includable in the 75% asset test, and not more than 20% of the value of our total assets or the assets of any Subsidiary REIT may be represented by securities of TRSs. We anticipate that the aggregate value of the stock and securities of any TRS and other nonqualifying assets that Simon or each such Subsidiary REIT owns will be less than 25% (or 20%, as applicable) of the value of Simon’s or such subsidiary’s total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure transactions with any TRSs that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the above limitations or to avoid application of the 100% excise tax discussed above.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends, which may negatively affect the value of our shares.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates, currently at a maximum federal rate of 20%. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Under the Tax Cuts and Jobs Act, or the TCJA, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS, would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

In order for Simon and the Subsidiary REITs to qualify to be taxed as REITs, and assuming that certain other requirements are also satisfied, Simon and each such Subsidiary REIT generally must distribute at least 90% of their respective REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to their respective equity holders each year. To this point, Simon and each such Subsidiary REIT have historically distributed at least 100% of its taxable income and thereby avoided income tax altogether. To the extent that Simon or any such Subsidiary REIT satisfies this distribution requirement and qualifies for taxation as a REIT, but distributes less than 100% of its REIT taxable income, Simon or such subsidiary will be subject to U.S. federal corporate income tax on its undistributed net taxable income and could be subject to a 4% nondeductible excise tax if the actual amount that is distributed to equity holders in a calendar year is less than the minimum required distribution amount. We intend to make distributions to the equity holders of Simon and the Subsidiary REITs to comply with the REIT requirements of the Internal Revenue Code.

From time to time, Simon and the Subsidiary REITs might generate taxable income greater than their respective cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments. If Simon or the Subsidiary REITs do not have other funds available in these situations, Simon or such subsidiaries could be required to access capital on unfavorable terms (the receipt of which cannot be assured), sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of capital stock or debt securities to make distributions sufficient to enable them to pay out enough of their respective REIT taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase costs or reduce our equity. Further, amounts distributed will not be available to fund the growth of our business. Thus, compliance with the REIT requirements may adversely affect our liquidity and our ability to execute our business plan.

Complying with REIT requirements might cause us to forgo otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.

To qualify to be taxed as REITs for U.S. federal income tax purposes, Simon and the Subsidiary REITs must ensure that, at the end of each calendar quarter, at least 75% of the value of their respective assets consist of cash, cash items, government securities and “real estate assets” (as defined in the Internal Revenue Code), including certain mortgage loans and securities. The remainder of their respective investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.

Additionally, in general, no more than 5% of the value of Simon’s and the Subsidiary REITs’ total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of their respective total assets can be represented by securities of one or more TRSs. If Simon or any of the Subsidiary REITs fails to comply with these requirements at the end of any calendar quarter, Simon or any such Subsidiary REIT must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, we might be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to equity holders. Moreover, if Simon or the Subsidiary REITs are compelled to liquidate their investments to meet any of the asset, income or distribution tests, or to repay obligations to lenders, Simon or such subsidiaries may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

In addition to the asset tests set forth above, to qualify to be taxed as REITs, Simon and the Subsidiary REITs must continually satisfy tests concerning, among other things, the sources of their respective income, the amounts they distribute to equity holders and the ownership of their respective shares. We might be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as REITs. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Partnership tax audit rules could have a material adverse effect on us.

The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships. Under the rules, among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto could be assessed and collected, at the partnership level. Absent available elections, it is possible that a partnership in which we directly or indirectly invest, could be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though Simon and the Subsidiary REITs, as REITs, may not otherwise have been required to pay additional corporate-level taxes had they owned the assets of the partnership directly. The partnership tax audit rules apply to the Operating Partnership and its subsidiaries that are classified as partnerships for U.S. federal income tax purposes. The changes created by these rules are sweeping and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a material adverse effect on us and our investors.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the IRS and the U.S. Department of the Treasury, or the Treasury. Changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect us and our investors. New legislation (including the TCJA, and any technical corrections legislation), Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect the ability of Simon and certain subsidiaries of the Operating Partnership to qualify to be taxed as REITs and/or the U.S. federal income tax consequences to us and our investors of such qualification.

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

As of December 31, 2019, we owned interests in 100 income-producing properties with other parties. Of those, 18 properties are included in our consolidated financial statements. We account for the other 82 properties, or the joint venture properties, as well as our investments in Klépierre (a publicly traded, Paris-based real estate company), Aéropostale, Authentic Brands Group, LLC, or ABG, HBS Global Properties, or HBS, and Rue Gilt Groupe, or RGG, using the equity method of accounting. We serve as general partner or property manager for 57 of these 82 joint venture properties; however, certain major decisions, such as approving the operating budget and selling, refinancing, and redeveloping the properties, require the consent of the other owners. Of the joint venture properties for which we do not serve as general partner or property manager, 21 are in our international joint ventures. These international properties are managed locally by joint ventures in which we share control of the properties with our partner. The other owners have participating rights that we consider substantive for purposes of determining control over the joint venture properties’ assets. The remaining joint venture properties, Klépierre, and our joint ventures with Aéropostale, ABG, HBS, and RGG, are managed by third parties.

These investments, and other future similar investments, could involve risks that would not be present were a third party not involved, including the possibility that partners or other owners might become bankrupt, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions. If one of our partners or other owners in these investments were to become bankrupt, we may be precluded from taking certain actions regarding our investments without prior court approval, which at a minimum may delay the actions we would or might want to take. Additionally, partners or other owners could have economic or other business interests or goals that are inconsistent with our own business interests or goals, and could be in a position to take actions contrary to our policies or objectives.

These investments, and other future similar investments, also have the potential risk of creating impasses on decisions, such as a sale, financing or development, because neither we nor our partner or other owner has full control over the partnership or joint venture. Disputes between us and partners or other owners might result in litigation or arbitration that could increase our expenses and prevent Simon’s officers and/or directors from focusing their time and efforts on our business. Consequently, actions by, or disputes with, partners or other owners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we risk the possibility of being liable for the actions of our partners or other owners.

The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.

Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. Nevertheless, the joint venture’s failure to satisfy its debt obligations could result in the loss of our investment therein. As of December 31, 2019, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $214.8 million (of which we have a right of recovery from our joint venture partners of $10.8 million). A default by a joint venture under its debt obligations would expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Risks Relating to Environmental Matters

As owners of real estate, we can face liabilities for environmental contamination.

U.S. federal, state and local laws and regulations relating to the protection of the environment may require us, as a current or previous owner or operator of real property, to investigate and clean up hazardous or toxic substances or petroleum product releases at a property or at impacted neighboring properties. These laws often impose liability regardless of whether the property owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances, and under certain circumstances, this liability can be joint and several such that one party is held responsible for the entire obligation. These laws and regulations also may require the abatement or removal of asbestos containing materials and other hazardous building materials in the event of damage, demolition or renovation, reconstruction or expansion of a property and also govern emissions of and exposure to asbestos fibers in the air. Those laws and regulations also govern the installation, maintenance and removal of underground storage tanks used to store waste oils or other petroleum products. Many of our properties contain, or at one time contained, asbestos containing materials or underground storage tanks (primarily related to auto service center establishments or emergency electrical generation equipment). We may be subject to regulatory action in connection with any such laws and regulations and may also be held liable to third parties for personal injury or property damage incurred by the parties in connection with any such hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous or toxic substances, and related liabilities, may be substantial and could materially and adversely affect us. The presence of hazardous or toxic substances, or the failure to remediate the related contamination, may also adversely affect our ability to sell, lease or redevelop a property or to borrow money using a property as collateral.

Our efforts to identify environmental liabilities may not be successful.

Although we believe that our portfolio is in substantial compliance with U.S. federal, state and local environmental laws and regulations regarding hazardous or toxic substances, this belief is based on limited testing. Nearly all of our properties have been subjected to Phase I or similar environmental audits. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe is reasonably likely to have a material adverse effect on us. However, we cannot assure you that:

●	previous environmental studies with respect to the portfolio reveal all potential environmental liabilities;
●	any previous owner, occupant or tenant of a property did not create any material environmental condition not known to us;
●	the current environmental condition of the portfolio will not be affected by tenants and occupants, by the condition of nearby properties, or by other unrelated third parties; or
●	future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in environmental liabilities.

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

Some of our properties are subject to potential natural or other disasters.

A number of our properties are located in areas subject to a higher risk of natural disasters such as earthquakes, fires, hurricanes, floods, tornados or tsunamis. The occurrence of natural disasters can adversely impact operations and development/redevelopment projects at our properties, increase investment costs to repair or replace damaged properties, increase future property insurance costs and negatively impact the tenant demand for lease space. If insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, we could be materially and adversely affected.

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

Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, hardware or software corruption or failure or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), service provider error or failure, intentional or unintentional actions by employees (including the failure to follow our security protocols) and other significant disruptions of our IT networks and related systems. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

The risk of a security breach or significant disruption has generally increased due to our increased reliance on technology and due to a rise in the number, intensity, and sophistication of attempted attacks globally. A breach or significant and extended disruption in the functioning of our systems, including our primary website, could damage our reputation and cause us to lose customers, tenants and revenues, generate third party claims, cause operational disruption, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues. We may not be able to recover these expenses in whole or in any part from our service providers or responsible parties, or their or our insurers. Additionally, cyber-attacks perpetrated against our tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and spending and materially and adversely affect us.

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

The United Kingdom’s departure from the European Union could have a material adverse effect on us.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties.  Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period.

These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital.  Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.

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

Any failure to comply with anti-corruption laws and regulations could materially and adversely affect us.

We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies or persons and any individuals or entities acting on their behalf from offering or making improper payments or providing benefits to foreign officials for the purpose of obtaining or keeping business. We are also subject to various other anti-bribery, anti-corruption and international trade laws in the U.S. and certain foreign countries, such as the U.K. Bribery Act. There is a risk that our employees, business partners and other third parties could violate these laws, and we could be sanctioned or held liable for actions taken by our employees, business partners and other third parties with respect to our business. Any allegations, settlements or violations regarding such laws could negatively impact our reputation, and we could incur significant expenses in investigating any potential violation and face severe criminal or civil sanctions and/or fines as a result of violations or settlements, any of which could materially and adversely affect us.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

United States Properties

Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, lifestyle centers and other retail properties. These properties contain an aggregate of approximately 181.2 million square feet of gross leasable area, or GLA.

Malls typically contain at least one department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 106 malls are generally enclosed centers and range in size from approximately 260,000 to 2.7 million square feet of GLA.

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

We also have interests in four lifestyle centers and 11 other retail properties. The lifestyle centers range in size from 170,000 to 930,000 square feet of GLA. The other retail properties range in size from approximately 160,000 to 850,000 square feet of GLA and are considered non-core to our business model.

As of December 31, 2019, approximately 95.1% of the owned GLA in malls and Premium Outlets was leased and approximately 97.0% of the owned GLA for The Mills was leased.

We wholly own 133 of our properties, effectively control 12 properties in which we have a joint venture interest, and hold the remaining 59 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 200 properties in the United States. Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of Operating Partnership units, to acquire the joint venture interest from our partner.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

The following property table summarizes certain data for our malls, Premium Outlets, The Mills, lifestyle centers and other retail properties located in the United States, including Puerto Rico, as of December 31, 2019.

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
	Malls
1.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	87.6%	473,990	Belk, JCPenney, Sears (13), AMC Cinemas
2.	Auburn Mall	MA	Auburn	Fee	56.4	% (4)	Acquired 1999	97.0%	584,602	Macy's, Sears (13), Reliant Medical Group
3.	Aventura Mall (1)	FL	Miami Beach (Miami)	Fee	33.3	% (4)	Built 1983	94.4%	2,127,254	Bloomingdale's, Macy's (8), JCPenney, Nordstrom, Equinox Fitness Clubs, AMC Theatres
4.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	98.2%	1,452,408	Nordstrom, Macy's, Dillard's (8), JCPenney, AMC Theatre
5.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	91.5%	1,201,828	Macy's, Dillard's (8), JCPenney, Sears
6.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	96.0%	680,542	Kohl's, Marcus Cinema 16, Dave & Buster's (6)
7.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	93.5%	1,319,214	Nordstrom, Macy's (8), JCPenney, LifeTime (6), (6)
8.	Briarwood Mall	MI	Ann Arbor	Fee	50.0	% (4)	Acquired 2007	98.9%	977,987	Macy's, JCPenney, Von Maur, Hilton Garden Inn (15), Towne Place Suites by Marriott (15)
9.	Brickell City Centre	FL	Miami	Fee	25.0	% (4)	Built 2016	85.6%	476,251	Saks Fifth Avenue, Cinemex, EAST Miami Hotel (15), La Centrale
10.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	98.8%	604,870	Dillard's, JCPenney, Dick's Sporting Goods (6), HomeGoods (6), Party City (6)
11.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2026) (7)	100.0%		Acquired 1998	96.0%	1,138,385	Macy's, Lord & Taylor, Nordstrom, Crate & Barrel, Primark, Arhaus Furniture
12.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073) (7)	56.4	% (4)	Acquired 1999	92.6%	707,681	Macy's (8), Best Buy, Marshalls, Barnes & Noble, Regal Cinema, Target, Dick's Sporting Goods (6), Planet Fitness
13.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	95.6%	1,384,718	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, AMC Theatres
14.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2027) (7)	100.0%		Built 1974	99.2%	1,244,344	Macy's, Dillard's (8), JCPenney, Sears, Cinemark Theatres
15.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	87.5%	1,204,901

Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, PetSmart, Ross, T.J. Maxx, Hollywood Theatres, Super Target, Michael's, Total Wine & More, Tuesday Morning, JoAnn Fabrics, Hyatt Place Coconut Point (15), TownePlace Suites by Marriott (15)

16.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	85.5%	609,768	Macy's, Target, Dick's Sporting Goods, Bed Bath & Beyond, Ulta, Fresh Thyme
17.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	91.1%	806,481	Macy's (8), JCPenney, Barnes & Noble, DSW, Home Goods, Dick's Sporting Goods
18.	Copley Place	MA	Boston	Fee	94.4	% (11)	Acquired 2002	96.2%	1,264,047	Neiman Marcus, Barneys New York (13), Boston Marriott Copley Place (15), The Westin Copley Place (15)
19.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	92.9%	943,940	Macy's (8), JCPenney, Sears, Kohl's
20.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	96.4%	927,148	Dillard's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross, Dick's Sporting Goods
21.	Crystal Mall	CT	Waterford	Fee	78.2	% (4)	Acquired 1998	83.4%	782,704	Macy's, JCPenney, Bed Bath & Beyond, Christmas Tree Shops
22.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	98.6%	1,488,746	Saks Fifth Avenue, Nordstrom, Macy's (8), JCPenney, AC Hotel by Marriott (6)
23.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	89.2%	2,518,899	Nordstrom, Macy's (8), JCPenney, Sears, Marshalls, Barnes & Noble, JoAnn Fabrics, AMC Theatres, Dick's Sporting Goods, Dave & Buster's, Mitsuwa Marketplace (6)
24.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	93.5%	1,236,238	Neiman Marcus, Macy's, Dillard's, Dick's Sporting Goods, iPic Theaters, Arhaus Furniture, Punch Bowl Social, Westin Austin at The Domain, (16)
25.	Dover Mall	DE	Dover	Fee and Ground Lease (2041) (7)	68.1	% (4)	Acquired 2007	89.0%	927,245	Macy's, JCPenney, Boscov's, AMC Cinemas, Dick's Sporting Goods
26.	Emerald Square	MA	North Attleboro (Providence, RI)	Fee	56.4	% (4)	Acquired 1999	84.6%	1,022,293	Macy's (8), JCPenney, Sears
27.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	100.0%		Acquired 1998	94.6%	1,124,707	Macy's, JCPenney, Gordmans, Hy-Vee, Dick's Sporting Goods
28.	Falls, The	FL	Miami	Fee	50.0	% (4)	Acquired 2007	98.4%	831,327	Bloomingdale's (13), Macy's, Regal Cinema, The Fresh Market

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

Ownership Interest	Year Built
(Expiration if	Legal	or
Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
29.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	96.9%	1,037,258	Nordstrom, Macy's, The Ritz-Carlton (15)
30.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067) (7)	100.0%	Acquired 1997	96.1%	716,548	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema
31.	Fashion Valley	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	96.9%	1,724,929	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, Forever 21
32.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%	Built 2005	94.0%	995,914	Dillard's, Macy's, Barnes & Noble, DSW, Cost Plus World Market (13), AMC Theatres, Dick's Sporting Goods, Fairfield Inn by Marriott (14), (16)
33.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	96.3%	1,725,988	Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21, Zara, American Girl, Dick's Sporting Goods, Crayola Experience, The Florida Hotel and Conference Center (15)
34.	Forum Shops at Caesars Palace, The	NV	Las Vegas	Ground Lease (2050)	100.0%	Built 1992	98.2%	667,468	Caesars Palace Las Vegas Hotel and Casino (15)
35.	Galleria, The	TX	Houston	Fee	50.4	% (4)	Acquired 2002	93.7%	2,017,207	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's, The Westin Galleria (15), The Westin Oaks (15), Life Time Tennis
36.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%	Acquired 1979	97.5%	1,288,862	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, Barnes & Noble, Regal Cinema, Dave & Buster's (6)
37.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2067) (7)	100.0%	Acquired 1998	97.9%	1,237,536	Macy's, Dillard's, JCPenney, Sears, Belk
38.	Ingram Park Mall	TX	San Antonio	Fee	100.0%	Built 1979	91.6%	1,125,086	Dillard's, Macy's, JCPenney
39.	King of Prussia	PA	King of Prussia (Philadelphia)	Fee	100.0%	Acquired 2003	96.6%	2,669,573	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's, Arhaus Furniture, Dick's Sporting Goods, Primark
40.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%	Built 1976	96.4%	1,313,115	Macy's (8), Dillard's, JCPenney, CUT! by Cinemark (6)
41.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%	Built 1995	95.2%	1,099,657	Dillard's (8), Macy's, JCPenney, AMC Theatres
42.	Lehigh Valley Mall	PA	Whitehall	Fee	50.0	% (4)	Acquired 2003	97.2%	1,190,538	Macy's, JCPenney, Boscov's, Barnes & Noble, Michael's (6), Dave & Buster's (6)
43.	Lenox Square	GA	Atlanta	Fee	100.0%	Acquired 1998	96.5%	1,557,079	Neiman Marcus, Bloomingdale's, Macy's, JW Marriott (15)
44.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%	Acquired 1998	90.4%	968,882	Macy's, Lord & Taylor, Sears, Barnes & Noble
45.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	% (4)	Acquired 1999	98.9%	1,064,875	JCPenney, Macy's, Lord & Taylor, Dick's Sporting Goods, Cinemark Theatre
46.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	50.0	% (4)	Acquired 2007	91.6%	1,119,920	Macy's, JCPenney, Scene 75
47.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%	Built 1999	96.1%	1,853,663	Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Havertys Furniture, Regal Cinema, Von Maur
48.	Mall of New Hampshire, The	NH	Manchester	Fee and Ground Lease (2024-2027) (7)	56.4	% (4)	Acquired 1999	97.3%	804,828	Macy's, JCPenney, Best Buy, Dick's Sporting Goods, Dave & Buster's (6)
49.	McCain Mall	AR	N. Little Rock	Fee	100.0%	Built 1973	94.1%	793,612	Dillard's, JCPenney, Sears (13), Regal Cinema
50.	Meadowood Mall	NV	Reno	Fee	50.0	% (4)	Acquired 2007	96.5%	928,924	Macy's (8), JCPenney, Dick's Sporting Goods, Crunch Fitness, Round 1
51.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%	Acquired 1997	94.6%	1,331,788	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre
52.	Miami International Mall	FL	Miami	Fee	47.8	% (4)	Built 1982	97.6%	1,083,592	Macy's (8), JCPenney, Kohl's
53.	Midland Park Mall	TX	Midland	Fee	100.0%	Built 1980	99.6%	643,702	Dillard's (8), JCPenney, Bealls (13), Ross, Dick's Sporting Goods (6)
54.	Miller Hill Mall	MN	Duluth	Fee	100.0%	Built 1973	97.6%	831,453	JCPenney, Barnes & Noble, DSW, Dick's Sporting Goods, Essentia Health
55.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	79.4%	Acquired 2003	80.7%	1,101,907	Macy's, JCPenney, Sears (13), Dick's Sporting Goods, Wegmans
56.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%	Built 1971	97.2%	1,667,775	Nordstrom (13), Dillard's, Macy's, JCPenney, Dick's Sporting Goods, Rave Theatre
57.	Northgate	WA	Seattle	Fee	100.0%	Acquired 1987	—	(17)	1,045,724	(17)	Barnes & Noble, Bed Bath & Beyond, DSW, Nordstrom Rack, NHL Seattle (6)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
58.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	% (4)	Acquired 1999	92.1%	1,503,800	JCPenney, Nordstrom, Macy's (8), Barnes & Noble, Shaw's Grocery, The Container Store, Tesla Sales and Service (6), Life Time Athletic (6)
59.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	94.9%	859,498	Macy's, Boscov's, JCPenney, LA Fitness (6), HomeSense (6), Ulta (6)
60.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	98.2%	1,229,928	Macy's, JCPenney, Dave & Buster's, AMC Theatre (6), Von Maur
61.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	85.5%		Acquired 2003	93.2%	1,338,633	Macy's, JCPenney, United Artists Theatre
62.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	99.0%	1,083,753	Macy's, Dillard's (8), JCPenney, AMC Theatres, The Container Store
63.	Pheasant Lane Mall	NH	Nashua	-	—	% (12)	Acquired 2002	98.8%	979,555	JCPenney, Sears (13), Target, Macy's, Dick's Sporting Goods
64.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	97.1%	788,410

Saks Fifth Avenue, Nordstrom, AMC Theatres, Arhaus Furniture, Legoland Discovery Center, AC Hotel by Marriott, Life Time Athletic (6), Life Time Work (6), Pinstripes (6), Nobu Hotel and Restaurant (6), (16)

65.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	84.3%	1,158,376	JCPenney, Sears, Tiendas Capri, Econo, Best Buy (13), T.J. Maxx, Caribbean Cinemas
66.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2040) (7)	100.0%		Built 1972	94.4%	842,677	Dillard's, JCPenney, Cinemark Theatres, Kohl's, Dick's Sporting Goods, T.J. Maxx/HomeGoods
67.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0	% (4)	Acquired 2003	96.2%	1,081,265	Macy's, Lord & Taylor, JCPenney
68.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	92.8%	1,246,417	Macy's, Lord & Taylor, JCPenney, Sears, Raymour & Flanigan
69.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	96.8%	2,345,983	Bloomingdale's, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, AMC Entertainment, XSport Fitness, Neiman Marcus, Residence Inn by Marriott (6)
70.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	97.0%	1,061,790	JCPenney, Nordstrom, L.L. Bean, Macy's (8), Crate & Barrel
71.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	87.0%	692,050	Macy's, Forever 21
72.	Shops at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Fee	94.4%		Acquired 2002	96.9%	470,073	Bloomingdale's (8)
73.	Shops at Clearfork, The	TX	Fort Worth	Fee	45.0	% (4)	Built 2017	89.5%	550,029	Neiman Marcus, Arhaus Furniture, AMC Theatre, Pinstripes,
74.	Shops at Crystals, The	NV	Las Vegas	Fee	50.0	% (4)	Acquired 2016	97.3%	300,381	Aria Resort and Casino (15)
75.	Shops at Nanuet, The	NY	Nanuet	Fee	100.0%		Redeveloped 2013	92.4%	757,927	Regal Cinema, 24 Hour Fitness, At Home (6)
76.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0	% (4)	Built 1979	95.9%	1,253,995	Nordstrom, Macy's (8)
77.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	94.7%	694,434	Bloomingdale's, Barnes & Noble, Arhaus Furniture, AMC Theatre
78.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4) (2)	Acquired 1995	95.9%	1,295,843	Macy's (8), Sears, Dick's Sporting Goods, Barnes & Noble, L.L. Bean
79.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	56.4	% (4)	Acquired 1999	95.0%	886,479	Macy's, JCPenney, Sears, Regal Cinema
80.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	96.0%	1,128,101	Macy's (8), Barnes & Noble, AMC Cinemas, Dick's Sporting Goods, Target, DSW, Ulta
81.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	95.6%	1,590,390	Macy's, Lord & Taylor, Sears, Nordstrom, Target, Primark
82.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	89.1%	1,246,585	Macy's, AMC Theatres, Dave & Buster's, Restoration Hardware, Life Time Athletic, Life Time Work/Sport, Homewood Suites by Hilton, (16)
83.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040) (9)	100.0%		Acquired 2002	100.0%	1,684,152	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store, Reid's Fine Foods & Wine Bar (15), (16)
84.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	100.0%		Acquired 2007	91.9%	1,221,169	JCPenney, Macy's, Marcus Cinema, Dick's Sporting Goods, Round 1, TJ Maxx
85.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	50.0	% (4)	Acquired 2005	91.9%	610,180	Macy's, Target
86.	Square One Mall	MA	Saugus (Boston)	Fee	56.4	% (4)	Acquired 1999	93.9%	930,295	Macy's, Sears, Best Buy, T.J. Maxx N More, Dick's Sporting Goods

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Selected Larger Retailers and Uses
87.	St. Charles Towne Center	MD	Waldorf (Washington, DC)	Fee	100.0%		Built 1990	89.7%	980,344		Macy's (8), JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres
88.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	98.2%	1,390,687		Nordstrom, Dillard's, Arhaus Furniture, Dick's Sporting Goods, Barnes & Noble, Restoration Hardware (6), Pinstripes (6), Homewood Suites by Hilton (15),
											Target, Ashley Furniture Home Store, Ross, Staples (13), DSW, JoAnn Fabrics, PetsMart
89.	Stanford Shopping Center	CA	Palo Alto (San Jose)	Ground Lease (2064)	94.4	% (11)	Acquired 2003	99.8%	1,288,163		Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate and Barrel, The Container Store, Restoration Hardware (6)
90.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9	% (4)	Acquired 2007	97.9%	1,299,686		Macy's (8), Nordstrom, JCPenney, Arhaus Furniture (6)
91.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	90.6%	777,524		Dillard's (8), Macy's
92.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	93.5%	1,239,523		Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Marcus Cinema (6), Nordstrom Rack (6), Total Wine and More (6), Ulta (6)
93.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	89.9%	863,719		Macy's, JCPenney, Kohl's, Dick's Sporting Goods
94.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	99.1%	1,778,727		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate & Barrel, The Container Store, Joseph's Classic Market (6), Arhaus Furniture (6)
95.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	100.0%		Acquired 1998	95.5%	1,281,736		Belk, Macy's (8), JCPenney, Sears
96.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	99.0%	1,145,109		Dillard's, Von Maur, JCPenney, Round 1 (6)
97.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	92.9%	876,113		Macy's, Dillard's, JCPenney, Regal Cinema
98.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	94.0%	960,215		Macy's, Dillard's, JCPenney, DSW, Cobb 10 Luxury Theatres, Dick's Sporting Goods, Lucky's Market, PetSmart
99.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	95.6%	918,532		Macy's, JCPenney, Barnes & Noble
100.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2032) (7)	100.0%		Acquired 1998	98.8%	1,084,455		Saks Fifth Avenue, Bloomingdale’s, Lord & Taylor, Macy’s
101.	West Town Mall	TN	Knoxville	Fee and Ground Lease (2042)	50.0	% (4)	Acquired 1991	98.7%	1,281,469		Belk (8), Dillard’s, JCPenney, Regal Cinebarre Theatre, Dick's Sporting Goods (6)
102.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	94.6%	809,360		Neiman Marcus, Nordstrom, Crate and Barrel
103.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	79.5%	925,382		Macy's, Dick's Sporting Goods, LA Fitness, Michael's
104.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	97.0%	1,151,500		Macy's, Dillard's, JCPenney, Malco Theatres, Courtyard by Marriott (14)
105.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0	% (4)	Acquired 2012	95.8%	2,154,882		Nordstrom, Macy's, Lord & Taylor, JCPenney, Sears, Arhaus Furniture, PAC-MAN Entertainment
106.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	94.0%	1,097,833		Macy's, Dillard's, JCPenney, Holiday Inn Express (15), Courtyard by Marriott (15)
	Total Mall GLA								119,807,048	(18)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	80.4%	429,553	Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, The North Face, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	96.9%	544,219

Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Giorgio Armani, J.Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Staybridge Suites (14), The North Face, Tommy Hilfiger, Tory Burch, Under Armour

3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	93.9%	271,516	Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%		Acquired 2010	93.7%	604,462	Adidas, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn/Williams-Sonoma Outlet, Tommy Hilfiger, The North Face, Under Armour
5.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	97.2%	686,299

Adidas, Calvin Klein, Coach, Columbia Sportswear, Giorgio Armani, H&M, Kate Spade New York, Lululemon, Michael Kors, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

6.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	96.0%	289,209	Adidas, Barneys New York Warehouse, Calvin Klein, Coach, Crate & Barrel, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tory Burch, Under Armour
7.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%		Acquired 2004	96.0%	438,840	Adidas, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
8.	Charlotte Premium Outlets	NC	Charlotte	Fee	50.0	% (4)	Built 2014	98.7%	398,695	Adidas, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	93.5%	687,362

Adidas, Arc'teryx, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Under Armour

10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%		Built 2009	97.9%	398,809	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
11.	Clarksburg Premium Outlets	MD	Clarksburg (Washington, DC)	Fee	66.0	% (4)	Built 2016	90.9%	390,128

Armani Outlet, A/X Armani Exchange, Adidas, Calvin Klein, Coach, Columbia Sportswear, Eredi Pisano, Ermenegildo Zegna, Express, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Thomas Pink, Tommy Hilfiger, Tory Burch, Under Armour

12.	Clinton Crossing Premium Outlets	CT	Clinton	Fee	100.0%		Acquired 2004	97.5%	276,117	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
13.	Denver Premium Outlets	CO	Thornton (Denver)	Fee	100.0%		Built 2018	97.6%	328,120	A/X Armani Exchange, Calvin Klein, Coach, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines
14.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%		Acquired 2004	99.8%	655,261

Agent Provocateur, Alexander McQueen, Armani Outlet, Balenciaga, Bottega Veneta, Brioni, Brunello Cucinelli, Burberry, Coach, Ermenegildo Zegna, Fendi, Gucci, Jimmy Choo, Loro Piana, Marc Jacobs, Moncler, Mulberry, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Prada, Saint Laurent Paris, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Stuart Weitzman, Tory Burch, Valentino

15.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%		Acquired 2010	95.5%	477,050	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
16.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%		Acquired 2004	91.3%	297,597	Adidas, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
17.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%		Acquired 2004	90.2%	578,326	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger
18.	Gloucester Premium Outlets	NJ	Blackwood (Philadelphia)	Fee	50.0	% (4)	Built 2015	87.4%	369,686

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Columbia Sportswear, Gap Outlet, Guess, Levi's, J. Crew, Loft Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour, Vera Bradley

19.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%		Built 2012	95.8%	423,679

Banana Republic, Bloomingdale's The Outlet Store, Calvin Klein, Coach, Columbia Sportswear, Kate Spade New York, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Under Armour

20.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%		Acquired 2010	92.3%	530,748

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

21.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%		Acquired 2010	89.9%	300,009	Banana Republic, Chico's, Coach, Gap Outlet, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
22.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/Washington, DC)	Fee	100.0%		Acquired 2010	84.9%	485,104

Adidas, American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Loft Outlet, New Balance, The North Face, Tommy Hilfiger, Under Armour

23.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%		Built 2008	99.1%	542,381

Ann Taylor, A/X Armani Exchange, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Furla, Gap Outlet, Giorgio Armani, Holiday Inn Express (15), Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Victoria's Secret

24.	Indiana Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%		Acquired 2004	94.5%	378,029	Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
25.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%		Acquired 2004	96.2%	285,606

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Loft Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

26.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%		Built 2008	98.6%	434,462

Adidas, Ann Taylor, Banana Republic, Burberry, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

27.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%		Acquired 2004	91.3%	277,672	Adidas, Banana Republic, Calvin Klein, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
28.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2049) (7)	100.0%		Acquired 2004	87.0%	259,361	Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Nike, Polo Ralph Lauren, Swarovski, Tommy Hilfiger
29.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%		Acquired 2007	98.9%	553,933

Adidas, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Giorgio Armani, Guess, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

30.	Las Vegas North Premium Outlets	NV	Las Vegas	Fee	100.0%		Built 2003	99.3%	676,322

All Saints, Armani Outlet, A/X Armani Exchange, Banana Republic, Burberry, Canali, CH Carolina Herrera, Cheesecake Factory, Coach, David Yurman, Dolce & Gabbana, Etro, Jimmy Choo, John Varvatos, Lululemon, Kate Spade New York, Marc Jacobs, Neiman Marcus Last Call, Michael Kors, Nike, Polo Ralph Lauren, Roberto Cavalli, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Shake Shack, Tory Burch

31.	Las Vegas South Premium Outlets	NV	Las Vegas	Fee	100.0%		Acquired 2004	99.3%	535,618

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
32.	Lee Premium Outlets	MA	Lee	Fee	100.0%		Acquired 2010	94.2%	224,796	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour
33.	Leesburg Premium Outlets	VA	Leesburg (Washington, DC)	Fee	100.0%		Acquired 2004	97.9%	478,311

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Brooks Brothers, Burberry, Coach, Design Within Reach, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Tory Burch, Under Armour, Vineyard Vines, Williams-Sonoma

34.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago, IL)	Fee	100.0%		Acquired 2004	87.2%	454,780	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Guess, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
35.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%		Built 2012	98.4%	408,896

Ann Taylor, Banana Republic, Barbour, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines

36.	Napa Premium Outlets	CA	Napa	Fee	100.0%		Acquired 2004	92.8%	179,379	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger
37.	Norfolk Premium Outlets	VA	Norfolk	Fee	65.0	% (4)	Built 2017	83.3%	332,087

A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

38.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%		Acquired 2004	91.7%	223,560	Banana Republic, Coach, Gap Outlet, Levi's, Kate Spade New York, Michael Kors, Nike, Skechers, Under Armour
39.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%		Acquired 2004	92.8%	540,724

Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Williams-Sonoma

40.	Orlando International Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2010	99.0%	772,891

Adidas, Armani Outlet, Calvin Klein, Coach, Columbia Sportswear, Invicta, Havaianas, H&M,  J.Crew, Karl Lagerfeld, Kate Spade New York, Michael Kors, Nike, Panera Bread, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

41.	Orlando Vineland Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2004	100.0%	656,892

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

42.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%		Acquired 2004	95.7%	201,694	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
43.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%		Built 2007	97.7%	549,154

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, H&M, J.Crew, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

44.	Phoenix Premium Outlets	AZ	Chandler (Phoenix)	Ground Lease (2077)	100.0%		Built 2013	98.1%	356,506

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Factory Store, Guess, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Tumi, Under Armour

45.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%		Acquired 2010	96.4%	147,417	Calvin Klein, Coach, Guess, Kate Spade New York, Levi's, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Van Heusen
46.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago, IL/Milwaukee)	Fee	100.0%		Acquired 2010	99.3%	402,626

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, J.Crew, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
47.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%		Acquired 2010	97.2%	350,091	Adidas, Ann Taylor, Calvin Klein, Coach, Disney Store Outlet, Gap Outlet, Invicta, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger
48.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%		Acquired 2010	97.5%	289,601

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, Tommy Bahama, Under Armour

49.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%		Built 2006	87.4%	603,929

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Gap Outlet, H&M, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, Nike, Pandora, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

50.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%		Built 2006	99.0%	498,363

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Duluth Trading Company, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

51.	San Francisco Premium Outlets	CA	Livermore (San Francisco)	Fee and Ground Lease (2021) (9)	100.0%		Built 2012	100.0%	696,904

All Saints, Arc'teryx, Athleta, A/X Armani Exchange, Bloomingdale's The Outlet Store, Bottega Veneta, Brunello Cucinelli, Burberry, CH Carolina Herrera, Coach, Ermenegildo Zegna, Etro, Furla, Gucci, H&M, Jimmy Choo, John Varvatos, Kate Spade New York, Lacoste, Longchamp, MaxMara, Michael Kors, Nike, Polo Ralph Lauren, Prada, Roger Vivier, Saks Fifth Avenue Off 5th, Sandro & Maje, Salvatore Ferragamo, Stuart Weitzman, The North Face, Tod's, Tory Burch, Under Armour, Versace, Zadig et Voltaire

52.	San Marcos Premium Outlets	TX	San Marcos (Austin/San Antonio)	Fee	100.0%		Acquired 2010	97.2%	731,377

Armani Outlet, Banana Republic, Burberry, CH Carolina Herrera, Diane Von Furstenberg, Etro, Gucci, J. Crew, Jimmy Choo, Johnny Rockets, Kate Spade New York, Lacoste, Lululemon, Neiman Marcus Last Call, Michael Kors, Pandora, Polo Ralph Lauren, Pottery Barn, Prada, Restoration Hardware, Saks Fifth Avenue Off 5th, Saint Laurent Paris, Salvatore Ferragamo, Stuart Weitzman, The North Face, Tommy Bahama, Tory Burch, Versace, Vineyard Vines

53.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%		Built 2005	98.8%	554,751

Adidas, Ann Taylor, Arc'teryx, Armani Outlet, Banana Republic, Burberry, Calvin Klein, Coach, Columbia Sportswear, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, St. John, Stuart Weitzman, The North Face, Tommy Bahama, Tommy Hilfiger, Tory Burch, Under Armour

54.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0	% (4)	Acquired 2012	94.5%	450,954

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

55.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	95.7%	327,699	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
56.	St. Louis Premium Outlets	MO	St. Louis (Chesterfield)	Fee	60.0	% (4)	Built 2013	96.0%	351,495	Adidas, Ann Taylor, Brooks Brothers, Coach, Gap Outlet, J. Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Ugg, Under Armour
57.	Tampa Premium Outlets	FL	Lutz (Tampa)	Fee	100.0%		Built 2015	100.0%	459,485

Adidas, Armani Outlet, Banana Republic, BJ's Restaurant and Brewhouse, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J. Crew, Kate Spade New York, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks 5th Avenue Off 5th, Tommy Hilfiger, Tumi, Under Armour

58.	Tanger Outlets - Columbus (1)	OH	Sunbury (Columbus)	Fee	50.0	% (4)	Built 2016	95.0%	355,255	Banana Republic, Brooks Brothers, Coach, Kate Spade New York, Nike, Polo Ralph Lauren, Under Armour
59.	Tanger Outlets - Galveston/Houston (1)	TX	Texas City	Fee	50.0	% (4)	Built 2012	95.9%	352,705	Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
60.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2029) (7)	100.0%		Acquired 2004	98.1%	411,747

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Johnny Rockets, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

61.	Tucson Premium Outlets	AZ	Marana (Tucson)	Fee	100.0%		Built 2015	89.3%	363,437

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Godiva, Guess, J. Crew, Johnny Rockets, Levi’s, Michael Kors, Nike, Polo Ralph Lauren, Saks 5th Avenue Off 5th, Skechers, Tommy Hilfiger, Under Armour

62.	Twin Cities Premium Outlets	MN	Eagan	Fee	35.0	% (4)	Built 2014	95.7%	408,931

Adidas, Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Robert Graham, Saks Fifth Avenue Off 5th, Talbots,  Under Armour

63.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	94.7%	445,400

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Skechers, The North Face, Tommy Hilfiger, Under Armour, West Elm Outlet

64.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	95.8%	219,480

Adidas, All Saints, Armani Outlet, Banana Republic, Barney's New York, Calvin Klein, Coach, Furla, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Swarovski, Tommy Hilfiger, Tory Burch

65.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%		Acquired 2004	94.1%	421,436

American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Chico’s, Coach, Columbia Sportswear, Gap Outlet, H&M, J.Crew, Levi's, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour

66.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	95.0%	522,562

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, New Balance, Nike, Pandora, Polo Ralph Lauren, The North Face, Timberland, Tommy Bahama, Tommy Hilfiger, Under Armour

67.	Woodburn Premium Outlets	OR	Woodburn (Portland)	Fee	100.0%		Acquired 2013	98.6%	389,722	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, J. Crew, Levi's, Michael Kors, Nike, The North Face, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour
68.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%		Acquired 2004	98.5%	909,342

Arc'teryx, Armani Outlet, Balenciaga, Bottega Veneta, Breitling, Brioni, Brunello Cucinelli, Burberry, Canali, Celine, Chloe, Coach, Dior, Dolce & Gabbana, Dunhill, Fendi, Givenchy, Golden Goose, Gucci, Jimmy Choo, Lacoste, Le Pain Quotidien, Loewe, Longchamp, Loro Piana, Marc Jacobs, Michael Kors, Moncler, Mulberry, Nike, Polo Ralph Lauren, Prada, Saint Laurent, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Shake Shack, Stuart Weitzman, Theory, Tod's, Tom Ford, Tory Burch, Valentino, Versace, Zegna

69.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%		Acquired 2004	94.5%	672,857

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

	Total U.S. Premium Outlets GLA								30,521,409

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	The Mills
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	100.0%		Acquired 2007	97.1%	1,237,900	Marshalls, Burlington Coat Factory, Ross, Harkins Cinemas & IMAX, Sea Life Center, Conn's, Legoland, Forever 21, Rainforest Café, Fieldhouse USA (6)
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3	% (4)	Acquired 2007	99.5%	1,931,034

Bass Pro Shops Outdoor World, Bed Bath & Beyond, Best Buy, Burlington Coat Factory, Dave & Buster's, Medieval Times, Modell's, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Maryland Live! Casino, Forever 21, Ulta, Live! Hotel (14)

3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5	% (4)	Acquired 2007	90.6%	1,414,545	Forever 21, Jumpstreet, Off Broadway Shoe Warehouse, Super Target, United Artists Theatre, Burlington Coat Factory, H&M, Dick's Sporting Goods
4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3	% (4)	Acquired 2007	99.5%	1,362,549	Bass Pro Shops Outdoor World, Burlington Coat Factory, Dave & Buster's, Nike Factory Store, Off Broadway Shoes, Bed Bath & Beyond, AMC Theatres, Best Buy, Forever 21, Sea Life Center, H&M
5.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3	% (4)	Acquired 2007	99.4%	1,781,293

Burlington Coat Factory, Marshalls, Saks Fifth Avenue Off 5th, AMC Theatres, Sun & Ski Sports, Neiman Marcus Last Call, Bass Pro Shops Outdoor World, Legoland Discovery Center, Sea Life Center, Ross, H&M, Round 1 Entertainment, Fieldhouse USA, Rainforest Café

6.	Great Mall	CA	Milpitas (San Jose)	Fee and Ground Lease (2049) (7)	100.0%		Acquired 2007	99.2%	1,368,381

Neiman Marcus Last Call, Camille La Vie, Kohl's, Dave & Buster's, Burlington Coat Factory, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Bed Bath & Beyond, Dick's Sporting Goods, Legoland Discovery Center (6)

7.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	82.1%	1,936,003

Bass Pro Shops Outdoor World, Bed Bath & Beyond/Buy Buy Baby, Burlington Coat Factory, Kohl's, Marshalls Home Goods, Marcus Cinemas, Value City Furniture, Off Broadway Shoe Warehouse, Macy's, Floor & Decor, Dick's Sporting Goods, Tilt/Rink Side Sports & Family Entertainment Center, Rainforest Café, The Room Place

8.	Katy Mills	TX	Katy (Houston)	Fee	62.5	% (4) (2)	Acquired 2007	94.7%	1,787,908	Bass Pro Shops Outdoor World, Burlington Coat Factory, Marshalls, Neiman Marcus Last Call, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Tilt, Ross, H&M, RH Outlet, Rainforest Café
9.	Mills at Jersey Gardens, The	NJ	Elizabeth	Fee	100.0%		Acquired 2015	96.1%	1,303,749	Bed Bath & Beyond, Burlington Coat Factory, Century 21 Department Store, Cohoes, Forever 21, AMC Theatres, Marshalls, Nike Factory Store, Saks 5th Avenue Off 5th,
10.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0	% (4)	Acquired 2007	99.1%	1,421,750

Burlington Coat Factory, Nike Factory Store, Marshalls, Saks Fifth Avenue Off 5th, Nordstrom Rack, Dave & Buster's, Camille La Vie, Sam Ash Music, AMC Theatres, Forever 21, Uniqlo, Restoration Hardware Outlet, Skechers Superstore, Rainforest Café, Aki-Home

11.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	99.9%	1,168,427	Regal Cinema & IMAX, Dave & Buster's, Sun & Ski, Bass Pro Shops Outdoor World, Bed Bath & Beyond, Saks Fifth Avenue Off 5th, Madame Tussauds, Rainforest Café, Aquarium Restaurant
12.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	100.0%		Acquired 2007	99.8%	866,975	Dave & Buster’s, Vans Skatepark, Lucky Strike Lanes, Saks Fifth Avenue Off 5th, AMC Theatres, Neiman Marcus Last Call, Nordstrom Rack, Bloomingdale's the Outlet Store
13.	Potomac Mills	VA	Woodbridge (Washington, DC)	Fee	100.0%		Acquired 2007	99.1%	1,560,052	Marshalls, T.J. Maxx, JCPenney, Burlington Coat Factory, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, AMC Theatres, Bloomingdale's Outlet, Buy Buy Baby/and That!, Round 1 (6)
14.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	97.8%	2,369,306

Bed Bath & Beyond, BrandsMart USA, Burlington Coat Factory, Marshalls, Neiman Marcus Last Call, Nordstrom Rack, Saks Fifth Avenue Off 5th, Super Target, T.J. Maxx, Regal Cinema, Bloomingdale's Outlet, Century 21 Department Store, Dick's Sporting Goods, Primark (6), AC Hotel by Marriott (6)

	Total Mills Properties GLA								21,509,872

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Selected Tenants
	Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	98.8%	229,530		Anthropologie, Apple, Pottery Barn
2.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	% (4)	Built 2008	96.6%	674,905		JCPenney, Dick's Sporting Goods, Stein Mart, Bed Bath & Beyond, DSW, Hamilton 16 IMAX, Earth Fare (13)
3.	Pier Park	FL	Panama City Beach	Fee	65.6	% (4)	Built 2008	98%	947,992		Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Dave & Buster's, Skywheel
4.	University Park Village	TX	Fort Worth	Fee	100.0%		Acquired 2015	100.0%	169,940		Anthropologie, Apple, Pottery Barn
	Total Lifestyle Centers GLA								2,022,367

	Other Properties
1 - 9.	Other Properties								4,387,656
10 - 11.	TMLP						Acquired 2007		2,913,691
	Total Other GLA								7,301,347	(18)
	Total U.S. Properties GLA								181,162,043

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

FOOTNOTES:

(1)	This property is managed by a third party.
(2)	Our direct and indirect interests in some of the properties held as joint venture interests are subject to preferences on distributions in favor of other partners or us.
(3)	The date listed is the expiration date of the last renewal option available to the operating entity under the ground lease. In a majority of the ground leases, we have a right to purchase the lessor’s interest under an option, right of first refusal or other provision. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective property.
(4)	Joint venture properties accounted for under the equity method.
(5)	Malls - Executed leases for all company-owned GLA in mall stores, excluding majors and anchors. Premium Outlets and The Mills - Executed leases for all company-owned GLA (or total center GLA).
(6)	Indicates box, anchor, major or project currently under development/construction or has announced plans for development.
(7)	Indicates ground lease covers less than 50% of the acreage of this property.
(8)	Tenant has multiple locations at this center.
(9)	Indicates ground lease covers outparcel only.
(10)	Tenant has an existing store at this center but will move to a new location.
(11)	We receive substantially all the economic benefit of the property due to a preference or advance.
(12)	We own a mortgage note that encumbers Pheasant Lane Mall that entitles us to 100% of the economics of this property.
(13)	Indicates anchor has announced its intent to close this location.
(14)	Indicates box, anchor, major or project currently under development/construction by a third party.
(15)	Owned by a third party.
(16)	Includes multi-family tenant on-site.
(17)	This property is undergoing significant renovation.
(18)	GLA includes office space. Centers with more than 75,000 square feet of office space are listed below:

Auburn Mall - 85,619 sq. ft.
Circle Centre – 138,390 sq. ft.
Copley Place - 893,439 sq. ft.
Domain, The - 156,240 sq. ft.
Fashion Centre at Pentagon City, The - 169,089 sq. ft.
Oxford Valley Mall - 137,862 sq. ft.
Shops at Clearfork, The - 146,571 sq. ft.
Southdale Center - 101,560 sq. ft.

United States Lease Expirations

The following table summarizes lease expiration data for our U.S. malls and Premium Outlets, including Puerto Rico, as of December 31, 2019. The data presented does not consider the impact of renewal options that may be contained in leases.

U.S. MALLS AND PREMIUM OUTLETS LEASE EXPIRATIONS (1)

			Avg. Base	Percentage of Gross
	Number of		Minimum Rent	Annual Rental
Year	Leases Expiring	Square Feet	PSF at 12/31/18	Revenues (2)
Inline Stores and Freestanding
Month to Month Leases	651	2,021,771	$58.01	2.0%
2020	2,473	8,606,035	$50.60	7.6%
2021	2,424	9,066,802	$50.64	8.0%
2022	2,326	8,754,342	$49.66	7.7%
2023	2,277	9,381,279	$56.10	9.1%
2024	1,919	7,462,106	$59.29	7.6%
2025	1,478	5,658,208	$63.78	6.4%
2026	1,275	4,630,900	$63.93	5.2%
2027	985	3,708,647	$65.27	4.2%
2028	851	3,660,770	$59.68	3.8%
2029	723	3,132,495	$62.27	3.2%
2030 and Thereafter	445	2,853,217	$41.65	2.2%
Specialty Leasing Agreements w/ terms in excess of 12 months	1,836	4,658,652	$18.28	1.6%
Anchors
2020	5	524,702	$6.01	0.1%
2021	10	1,113,351	$6.32	0.1%
2022	16	2,033,754	$6.14	0.2%
2023	17	2,386,762	$6.67	0.3%
2024	24	2,027,154	$8.30	0.3%
2025	16	1,480,858	$7.21	0.2%
2026	7	804,111	$4.30	0.1%
2027	6	920,224	$4.16	0.1%
2028	9	857,119	$7.58	0.1%
2029	5	577,818	$5.02	0.1%
2030 and Thereafter	25	2,455,938	$8.50	0.4%
(1)	Does not consider the impact of renewal options that may be contained in leases.
(2)	Annual rental revenues represent domestic 2019 consolidated and joint venture combined base rental revenue.

International Properties

Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.  With the exception of our Premium Outlets in Canada, all of our international properties are managed by related parties.

European Investments

At December 31, 2019, we owned 63,924,148 shares, or approximately 22.2%, of Klépierre, which had a quoted market price of $37.96 per share. Klépierre is a publicly traded, Paris-based real estate company, which owns, or has an interest in shopping centers located in 15 countries.

As of December 31, 2019, we had a controlling interest in a European investee with interests in nine Designer Outlet properties. Eight of the outlet properties are located in Europe and one outlet property is located in Canada. Of the eight properties in Europe, two are in Italy, two are in the Netherlands, and one each is in Austria, France, Germany and the United Kingdom. As of December 31, 2019, our legal percentage ownership interests in these entities ranged from 45% to 94%.

We own a 14.6% interest in Value Retail PLC and affiliated entities, which own and operate nine luxury outlets throughout Europe. We also have a minority direct ownership in three of those outlets.

Other International Investments

We hold a 40% interest in nine operating joint venture properties in Japan, a 50% interest in four operating joint venture properties in South Korea, a 50% interest in two operating joint venture properties in Mexico, a 50% interest in two operating joint venture properties in Malaysia, and a 50% interest in three Premium Outlet operating joint venture properties in Canada. The nine Japanese Premium Outlets operate in various cities throughout Japan and comprise over 3.3 million square feet of GLA and were 99.5% leased as of December 31, 2019.

The following property tables summarize certain data for our international properties as of December 31, 2019 and do not include our equity investment in Klépierre or our investment in Value Retail PLC and affiliated entities.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Beams, Coach, Gap Outlet, Kate Spade New York, McGregor, Michael Kors, Polo Ralph Lauren, Puma, TaylorMade, Tommy Hilfiger
2.	Gotemba Premium Outlets (3)	Gotemba City (Tokyo)	Fee	40.0%	2000	481,500

Adidas, Armani, Balenciaga, Bally, Beams, Bottega Veneta, Burberry, Coach, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Jill Stuart, Loro Piana, Michael Kors, Moncler, Nike, Polo Ralph Lauren, Prada/Miu Miu, Puma, Salvatore Ferragamo, Tod's, United Arrows

3.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	441,000

Adidas, Armani, Bally, Beams, Coach, Dolce & Gabbana, Gap Outlet, Gucci, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Prada/Miu Miu, Salvatore Ferragamo, Tod's, Tommy Hilfiger, United Arrows, Valentino

4.	Rinku Premium Outlets (3)	Izumisano (Osaka)	Ground Lease (2031)	40.0%	2000	402,500

Adidas, Armani, Bally, Beams, Coach, Dolce & Gabbana, Dunhill, Eddie Bauer, Furla, Gap Outlet, Kate Spade New York, Lanvin Collection, Michael Kors, Nike, Olive des Olive, Polo Ralph Lauren, Salvatore Ferragamo, TaylorMade, Tommy Hilfiger, United Arrows

5.	Sano Premium Outlets	Sano (Tokyo)	Fee	40.0%	2003	390,800	Adidas, Beams, Coach, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Gucci, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Prada/Miu Miu, TaylorMade
6.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas, Beams, Coach, Gap, Polo Ralph Lauren, Tommy Hilfiger, United Arrows
7.	Shisui Premium Outlets	Shisui (Chiba), Japan	Ground Lease (2033)	40.0%	2013	434,600	Adidas, Beams, Citizen, Coach, Dunhill, Furla, Gap, Kate Spade New York, Marmot, Michael Kors, Nike, Polo Ralph Lauren, Samsonite, Tommy Hilfiger, United Arrows
8.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2033)	40.0%	2005	367,700	Adidas, Beams, Coach, Furla, Gap Outlet, Kate Spade New York, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger, United Arrows
9.	Tosu Premium Outlets (2)	Fukuoka (Kyushu)	Fee	40.0%	2004	328,400	Adidas, Beams, Bose, Coach, Dolce & Gabbana, Furla, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Tommy Hilfiger, United Arrows
					Phase 4 - 2019
	Subtotal Japan					3,325,700

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	MEXICO
10.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	333,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Dolce & Gabbana, Kate Spade New York, Nautica, Nike, Palacio Outlet, Salvatore Ferragamo, Zegna
11.	Premium Outlets Querétaro	Querétaro	Fee	50.0%	2019	274,800	Adidas, Adrianna Papell, Calvin Klein, Guess, Levi's, Nike, Tommy Hilfiger, True Religion, Under Armour
	Subtotal Mexico					607,800
	SOUTH KOREA
12.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	551,600	Adidas, Armani, Burberry, Chloe, Coach, Fendi, Gucci, Michael Kors, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's, Under Armour, Valentino, Vivienne Westwood
13.	Paju Premium Outlets (2)	Paju (Seoul)	Ground Lease (2040)	50.0%	2011	558,900	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Jill Stuart, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tory Burch, Under Armour, Vivienne Westwood
					Phase 3 - 2019
14.	Busan Premium Outlets	Busan	Fee	50.0%	2013	360,200	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger
15.	Siehung Premium Outlets	Siehung	Fee	50.0%	2017	444,400	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, The North Face, Under Armour
	Subtotal South Korea					1,915,100
	MALAYSIA
16.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	309,400	Adidas, Armani, Calvin Klein, Coach, DKNY, Furla, Gucci, Guess, Michael Kors, Nike, Polo Ralph Lauren, Prada, Puma, Salvatore Ferragamo, Timberland, Tommy Hilfiger, Tory Burch, Zegna
17.	Genting Highlands Premium Outlets	Kuala Lumpur	Fee	50.0%	2017	277,500	Adidas, Coach, Furla, Kate Spade New York, Michael Kors, Padini, Polo Ralph Lauren, Puma
	Subtotal Malaysia					586,900
	CANADA
18.	Toronto Premium Outlets	Toronto (Ontario)	Fee	50.0%	2013	504,900	Adidas, Armani, Burberry, Calvin Klein, Coach, Eddie Bauer, Gap, Gucci, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue, Tommy Hilfiger, Tory Burch, Under Armour
19.	Premium Outlets Montreal	Montreal (Quebec)	Fee	50.0%	2014	367,400	Adidas, Calvin Klein, Coach, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, The North Face, Tommy Hilfiger, Under Armour
20.	Premium Outlet Collection Edmonton International Airport	Edmonton (Alberta)	Ground Lease (2072)	50.0%	2018	424,000	Adidas, Calvin Klein, Coach, Gap Factory, Kate Spade New York, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
	Subtotal Canada					1,296,300
	TOTAL INTERNATIONAL PREMIUM OUTLETS					7,731,800

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	INTERNATIONAL DESIGNER OUTLETS
	AUSTRIA
1.	Parndorf Designer Outlet	Vienna	Fee	90.0%	2005	118,000	Adidas, Armani, Bally, Burberry, Calvin Klein, Coach, Dolce & Gabbana, Furla, Geox, Gucci, Guess, Michael Kors, Moncler, Nike, Polo Ralph Lauren, Porsche Design, Prada, Tommy Hilfiger, Zegna
	Subtotal Austria					118,000
	ITALY
2.	La Reggia Designer Outlet Phases 1 & 2 (3)	Marcianise (Naples)	Fee	90.0%	2010	288,000	Adidas, Armani, Calvin Klein, Coach, Liu Jo, Michael Kors, Nike, Pinko, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger, Versace
3.	Noventa Di Piave Designer Outlet (2)	Venice	Fee	90.0%	2008	353,000

Armani, Bally, Bottega Veneta, Burberry, Calvin Klein, Coach, Dolce & Gabanna, Fendi, Furla, Gucci, Loro Piana, Michael Kors, Nike, Pinko, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Sergio Rossi,Tommy Hilfiger, Valentino, Versace, Zegna

					Phase 5 - 2019
	Subtotal Italy					641,000
	NETHERLANDS
4.	Roermond Designer Outlet Phases 2 & 3	Roermond	Fee	90.0%	2005	173,000	Armani, Bally, Burberry, Calvin Klein, Coach, Furla, Gucci, Michael Kors, Moncler, Mulberry, Polo Ralph Lauren, Prada, Swarovski, Tod's, Tommy Hilfiger, UGG, Zegna
5.	Roermond Designer Outlet Phase 4	Roermond	Fee	46.1%	2017	125,000	Adidas, Karl Lagerfield, Liu Jo, Longchamp, Tag Heuer, Tom Tailor, Woolrich
6.	Roosendaal Designer Outlet	Roosendaal	Fee	94.0%	2017	247,500	Adidas, Calvin Klein, Esprit, Guess, Nike, Puma, S. Oliver, Tommy Hilfiger
	Subtotal Netherlands					545,500
	UNITED KINGDOM
7.	Ashford Designer Outlet (2)	Kent	Fee	45.0%	2000	281,000	Adidas, Bose, Calvin Klein, Clarks, Fossil, French Connection, Gap, Guess, Nike, Polo Ralph Lauren, Superdry, Tommy Hilfiger
					Phase 2 - 2019
	Subtotal England					281,000
	CANADA
8.	Vancouver Designer Outlets (2)	Vancouver	Ground Lease (2072)	45.0%	2015	326,000	Adidas, Armani, Calvin Klein, Coach, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
					Phase 2 - 2019
	Subtotal Canada					326,000
	GERMANY
9.	Ochtrup Designer Outlets	Ochtrup	Fee	70.5%	2016	191,500	Adidas, Calvin Klein, Guess, Lindt, Nike, Puma, Samsonite, Schiesser, Seidensticker, Steiff, Tom Tailor, Vero Moda
	Subtotal Germany					191,500
	FRANCE
10.	Provence Designer Outlet	Miramas	Fee	90.0%	2017	269,000	Armani, Furla, Guess, Michael Kors, Nike, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger
	Subtotal France					269,000
	Total International Designer Outlets					2,372,000

FOOTNOTES:

(1)	All gross leasable area listed in square feet.
(2)	Property completed an expansion in 2019.
(3)	Property is undergoing an expansion.

Land

We have direct or indirect ownership interests in approximately 240 acres of land held in the United States and Canada for future development.

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

We leverage sustainability to achieve cost efficiencies in our operations.  By implementing a range of energy management practices and continuous energy monitoring and reporting, we have reduced our energy consumption at comparable properties every year since 2003.  As a result, excluding new developments, we have reduced the electricity usage over which we have direct control, by 373 million kWhs since 2003.  This represents a 38% reduction in electricity usage across a portfolio of comparable properties.

Our reduction in greenhouse gas emissions resulting from our energy management efforts in the same period is 260,532 metric tons of CO2e. This figure includes emission streams that have been consistently tracked since 2003 including scope 1, scope 2, and for scope 3 only for employee commuting and business travel. Additional emission streams, such as emissions generated from solid waste management, use of refrigerants and tenants’ plug-load consumptions, are included in Simon’s annual sustainability report published in accordance with the guidelines of the Global Reporting Initiatives (GRI), the most widely used international standard for sustainability reporting.

Simon’s sustainability performance was recognized by international organizations. Simon was awarded a Green Star ranking - the designation awarded for leadership in sustainability performance by the Global Real Estate Sustainability Benchmark (GRESB). In 2019, Simon participated in CDP’s annual climate change questionnaire and received a B score that represents results that are higher than the North America regional average of C, and higher than our sector average of C.

Mortgages and Unsecured Debt

The following table sets forth certain information regarding the mortgages encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Unsecured Debt

As of December 31, 2019

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Consolidated Indebtedness:
Secured Indebtedness:
Arizona Mills	5.76%		$149,481		$12,268		07/01/20
Battlefield Mall	3.95%		115,043		7,118		09/01/22
Birch Run Premium Outlets	4.21%		123,000		5,177	(2)	02/06/26
Calhoun Outlet Marketplace	4.17%		18,311	(19)	1,140		06/01/26
Carolina Premium Outlets	3.36%		42,982		2,675		12/01/22
Domain, The	5.44%		180,735		14,085		08/01/21
Ellenton Premium Outlets	4.30%		178,000		7,651	(2)	12/01/25
Empire Mall	4.31%		186,948		8,065	(2)	12/01/25
Florida Keys Outlet Marketplace	4.17%		17,000		709	(2)	12/01/25
Gaffney Outlet Marketplace	4.17%		29,581	(19)	1,841		06/01/26
Grand Prairie Premium Outlets	3.66%		111,607		6,596		04/01/23
Grove City Premium Outlets	4.31%		140,000		6,032	(2)	12/01/25
Gulfport Premium Outlets	4.35%		50,000		2,174	(2)	12/01/25
Gurnee Mills	3.99%		259,455		15,736		10/01/26
Hagerstown Premium Outlets	4.26%		74,655		4,550		02/06/26
Ingram Park Mall	5.38%		125,225		9,746		06/01/21
La Reggia Designer Outlet Phases 1 & 2	2.25%	(25)	141,001	(30)	7,620		02/15/22
Lee Premium Outlets	4.17%		50,710	(19)	3,157		06/01/26
Merrimack Premium Outlets	3.78%		119,120		7,247		07/01/23
Midland Park Mall	4.35%		73,679		5,078		09/06/22
Mills at Jersey Gardens, The	3.83%		350,000		13,405	(2)	11/01/20
Montgomery Mall	4.57%		100,000		4,570	(2)	05/01/24
Noventa Di Piave Designer Outlet Phases 1, 2, 3, 4	1.95%		313,701	(30)	6,108	(2)	07/25/25
Opry Mills	4.09%		375,000		15,345	(2)	07/01/26
Outlets at Orange, The	4.22%		215,000		9,067	(2)	04/01/24
Oxford Valley Mall	4.77%	(18)	59,541		4,456		12/07/20
Parndorf Designer Outlet	2.00%		207,487	(30)	4,150	(2)	07/04/29
Penn Square Mall	3.84%		310,000		11,910	(2)	01/01/26
Phipps Plaza Hotel	3.51%		25,000		878	(2)	10/25/26
Pismo Beach Premium Outlets	3.33%		34,590	(20)	1,953		09/06/26
Plaza Carolina	2.86%	(1)	225,000		6,441	(2)	07/27/21
Pleasant Prairie Premium Outlets	4.00%		145,000		5,793	(2)	09/01/27
Potomac Mills	3.46%		416,000		14,383	(2)	11/01/26
Provence Designer Outlet	1.60%	(33)	91,855	(30)	1,470	(2)	07/27/22	(3)
Puerto Rico Premium Outlets	2.86%	(1)	160,000		4,580	(2)	07/26/21
Queenstown Premium Outlets	3.33%		60,767	(20)	3,430		09/06/26
Roermond Designer Outlet	1.78%		257,958	(30)	4,586	(2)	12/18/21
Roosendaal Designer Outlets	1.75%	(24)	65,447	(30)	2,862		02/25/24	(3)
Shops at Chestnut Hill, The	4.69%		120,000		5,624	(2)	11/01/23
Shops at Riverside, The	3.37%		130,000		4,382	(2)	02/01/23
Southdale Center	3.84%		141,377		8,713		04/01/23
Southridge Mall	3.85%		114,458		7,036		06/06/23

Mortgage and Unsecured Debt

As of December 31, 2019

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Summit Mall	3.31%		85,000		2,817	(2)	10/01/26
The Crossings Premium Outlets	3.41%		105,802		6,131		12/01/22
Town Center at Cobb	4.76%		181,632		12,530		05/01/22
University Park Village	3.85%		55,000		2,118	(2)	05/01/28
White Oaks Mall	4.51%	(28)	47,548		3,509		06/01/23	(3)
Williamsburg Premium Outlets	4.23%		185,000		7,824	(2)	02/06/26
Wolfchase Galleria	4.15%		156,170		9,620		11/01/26
Total Consolidated Secured Indebtedness			$6,920,866
Unsecured Indebtedness:
Simon Property Group, L.P.
Global Commercial Paper - Euro	(0.38)%		$269,175		$(1,023)	(2)	01/17/20
Global Commercial Paper - USD	1.72%	(16)	1,057,875		18,195	(2)	03/06/20
Credit Facility - USD	2.54%	(15)	125,000		3,175	(2)	06/30/22	(3)
Unsecured Notes - 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes - 25C	4.75%		550,000		26,125	(14)	03/15/42
Unsecured Notes - 26B	2.75%		500,000		13,750	(14)	02/01/23
Unsecured Notes - 27B	3.75%		600,000		22,500	(14)	02/01/24
Unsecured Notes - 28A	3.38%		900,000		30,375	(14)	10/01/24
Unsecured Notes - 28B	4.25%		400,000		17,000	(14)	10/01/44
Unsecured Notes - 29A	2.50%		500,000		12,500	(14)	09/01/20
Unsecured Notes - 29B	3.50%		600,000		21,000	(14)	09/01/25
Unsecured Notes - 30A	2.50%		550,000		13,750	(14)	07/15/21
Unsecured Notes - 30B	3.30%		800,000		26,400	(14)	01/15/26
Unsecured Notes - 31A	2.35%		550,000		12,925	(14)	01/30/22
Unsecured Notes - 31B	3.25%		750,000		24,375	(14)	11/30/26
Unsecured Notes - 31C	4.25%		550,000		23,375	(14)	11/30/46
Unsecured Notes - 32A	2.63%		600,000		15,750	(14)	06/15/22
Unsecured Notes - 32B	3.38%		750,000		25,313	(14)	06/15/27
Unsecured Notes - 33A	2.75%		600,000		16,500	(14)	06/01/23
Unsecured Notes - 33B	3.38%		750,000		25,313	(14)	12/01/27
Unsecured Notes - 34A	2.00%		1,000,000		20,000	(14)	09/13/24
Unsecured Notes - 34B	2.45%		1,250,000		30,625	(14)	09/13/29
Unsecured Notes - 34C	3.25%		1,250,000		40,625	(14)	09/13/49
Unsecured Notes - Euro 1	2.38%		420,587	(8)	9,989	(6)	10/02/20
Unsecured Notes - Euro 2	1.38%		841,172	(13)	11,566	(6)	11/18/22
Unsecured Notes - Euro 3	1.25%		560,781	(10)	7,010	(6)	05/13/25
Total Consolidated Unsecured Indebtedness			$17,324,590
Total Consolidated Indebtedness at Face Amounts			$24,245,456
Premium on Indebtedness			6,775
Discount on Indebtedness			(54,976)
Debt Issuance Costs			(101,280)
Other Debt Obligations			67,255	(35)
Total Consolidated Indebtedness			$24,163,230
Our Share of Consolidated Indebtedness			$23,988,186

Mortgage and Unsecured Debt

As of December 31, 2019

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date

Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	1.75%		$41,219	(26)	$8,611		09/25/23
Arundel Mills	4.29%		383,500		16,444	(2)	02/06/24
Ashford Designer Outlet	3.06%	(27)	125,007	(21)	3,830	(2)	02/22/22
Auburn Mall	6.02%		36,253		3,027		09/01/20
Aventura Mall	4.12%		1,750,000		72,122	(2)	07/01/28
Avenues, The	3.60%		110,000		3,960	(2)	02/06/23
Bangkok Premium Outlets	3.95%		47,573	(11)	1,879	(2)	06/05/31
Briarwood Mall	3.29%		165,000		5,432	(2)	09/01/26
Busan Premium Outlets	3.24%		95,632	(17)	3,100	(2)	03/13/22
Cape Cod Mall	5.75%		86,725		7,003		03/06/21
Charlotte Premium Outlets	4.27%		100,000		4,270	(2)	07/01/28
Circle Centre	4.51%	(1)	64,000		4,278		12/06/24
Clarksburg Premium Outlets	3.95%		160,000		6,320	(2)	01/01/28
Coconut Point	3.95%		186,178		10,823		10/01/26
Colorado Mills - 1	4.28%		131,303		8,059		11/01/24
Colorado Mills - 2	5.04%		25,595		1,811		07/01/21
Concord Mills	3.84%		235,000		9,015	(2)	11/01/22
Crystal Mall	4.46%		85,964		5,749		06/06/22
Dadeland Mall	4.50%		401,123		27,361		12/05/21
Del Amo Fashion Center	3.66%		585,000		21,396	(2)	06/01/27
Domain Westin	4.12%		64,700		4,069		09/01/25
Dover Mall	5.57%		81,889		6,455		08/06/21
Emerald Square Mall	4.71%		100,359		7,165		08/11/22
Falls, The	3.45%		150,000		5,175	(2)	09/01/26
Fashion Centre Pentagon Office	5.11%		40,000		2,043	(2)	07/01/21
Fashion Centre Pentagon Retail	4.87%		410,000		19,957	(2)	07/01/21
Fashion Valley	4.30%		421,835		28,208		01/04/21
Florida Mall, The	5.25%		313,702		24,849		09/05/20
Galleria, The	3.55%		1,200,000		42,598	(2)	03/01/25
Genting Highland Premium Outlets	5.27%	(7)	27,803	(9)	1,465	(2)	02/14/24
Gloucester Premium Outlets	3.26%	(1)	86,000		2,806	(2)	03/01/23	(3)
Gotemba Premium Outlets	0.30%		64,434		190		10/31/26
Grapevine Mills	3.83%		268,000		10,272	(2)	10/01/24
Hamilton Town Center	4.81%		77,754		5,293		04/01/22
Katy Mills	3.49%		140,000		4,886	(2)	12/06/22
Kobe-Sanda Premium Outlets	0.44%	(12)	30,597	(26)	133		01/31/23
Lehigh Valley Mall	4.06%		192,800		11,536		11/01/27
Liberty Tree Mall	3.41%		30,178		1,866		05/06/23
Malaga Designer Outlet	2.75%	(22)	48,900		1,345	(2)	02/09/23
Mall at Rockingham Park, The	4.04%		262,000		10,585	(2)	06/01/26
Mall at Tuttle Crossing, The	3.56%		116,335		6,789		05/01/23

Mortgage and Unsecured Debt

As of December 31, 2019

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Mall of New Hampshire, The	4.11%		150,000		6,162	(2)	07/01/25
Meadowood Mall	5.82%		110,119		8,818		11/06/21
Miami International Mall	4.42%		160,000		7,072	(2)	02/06/24
Northshore Mall	3.30%		236,627		14,453		07/05/23
Ochtrup Designer Outlet	2.49%	(27)	43,079	(30)	2,620		06/30/21
Ontario Mills	4.25%		296,997		20,661		03/05/22
Paju Premium Outlets	3.40%		67,938	(17)	2,308		07/13/23
Premium Outlet Collection Edmonton IA	3.38%	(4)	101,713	(5)	3,435	(2)	11/10/21	(3)
Premium Outlets Montréal	3.08%		92,188	(5)	2,840	(2)	06/01/24
Quaker Bridge Mall	4.50%		180,000		8,100	(2)	05/01/26
Querétaro Premium Outlets - Fixed	10.53%	(23)	23,797	(32)	2,440	(3)	12/20/33
Querétaro Premium Outlets - Variable	10.31%		7,404	(32)	763	(2)	12/20/21
Rinku Premium Outlets	0.33%	(12)	9,205	(26)	30	(2)	07/31/22
Roermond 4 Designer Outlet	1.30%	(34)	188,422	(30)	2,449	(2)	08/17/25
Roosevelt Field Hotel	4.86%	(1)	22,827		1,110	(2)	01/12/23
Sano Premium Outlets	0.28%		41,882	(26)	118	(2)	02/28/25
Sawgrass Mills Hotel	4.71%		328		15	(2)	06/07/24	(3)
Shisui Premium Outlets Phase 1	0.31%	(12)	25,774	(26)	80	(2)	05/31/23
Shisui Premium Outlets Phase 2	0.35%		46,024	(26)	161	(2)	05/29/22
Shisui Premium Outlets Phase 3	0.31%	(12)	23,933	(26)	75	(2)	11/30/23
Shops at Clearfork, The	3.51%	(1)	179,991		6,322	(2)	03/18/21	(3)
Shops at Crystals, The	3.74%		550,000		20,592	(2)	07/01/26
Shops at Mission Viejo, The	3.61%		295,000		10,650	(2)	02/01/23
Siheung Premium Outlets	3.28%		129,817	(17)	4,258	(2)	03/15/23
Silver Sands Premium Outlets	3.93%		100,000		3,930	(2)	06/01/22
Smith Haven Mall	2.96%	(1)	180,000		5,333	(2)	05/29/20
Solomon Pond Mall	4.01%		94,954		6,309		11/01/22
Southdale Hotel	3.76%		17,000		640	(2)	06/01/22
Southdale Residential	4.46%		38,760		2,530		10/15/35
Springfield Mall	4.45%		60,452		3,928		10/06/25
Square One Mall	5.47%		87,692		6,793		01/06/22
St. Johns Town Center	3.82%		350,000		13,367	(2)	09/11/24
St. Louis Premium Outlets	4.06%		94,740		3,847	(2)	10/06/24
Stoneridge Shopping Center	3.50%		330,000		11,550	(2)	09/05/26
Tanger Outlets Columbus	3.41%	(1)	85,000		2,901	(2)	11/28/21	(3)
Tanger Outlets - Galveston/Houston	3.41%	(1)	80,000		2,730	(2)	07/01/22
Toki Premium Outlets - Fixed	0.35%		27,362	(26)	94	(2)	11/30/24
Toki Premium Outlets - Variable	0.30%	(12)	5,981	(26)	18	(2)	05/31/20
Toronto Premium Outlets	3.11%		130,600	(5)	4,056	(2)	06/01/22
Toronto Premium Outlets II	3.28%	(4)	87,579	(5)	2,870	(2)	05/24/22	(3)
Tosu Premium Outlets	0.18%	(12)	67,656	(26)	122	(2)	10/31/26
Twin Cities Premium Outlets	4.32%		115,000		4,968	(2)	11/06/24
Vancouver Designer Outlet	3.63%	(4)	111,048	(5)	4,028	(2)	06/19/21	(3)
West Midlands Designer Outlets	4.44%		34,151		1,517		02/27/23

Mortgage and Unsecured Debt

As of December 31, 2019

(Dollars in thousands)

	Interest	Face		Annual Debt		Maturity
Property Name	Rate	Amount		Service (1)		Date
West Town Mall	4.37%	210,000		9,177	(2)	07/01/22
Westchester, The	6.00%	317,163		26,980		05/05/20
Woodfield Mall	4.50%	405,378		25,841		03/05/24
Yeoju Premium Outlets	3.45%	71,832	(17)	2,478	(2)	09/28/21
Total Joint Venture Secured Indebtedness at Face Value		15,027,772
TMLP Indebtedness at Face Value		399,842	(29)
Total Joint Venture and TMLP Indebtedness at Face Value		15,427,614
Debt Issuance Costs		(35,833)
Total Joint Venture Indebtedness		$15,391,781
Our Share of Joint Venture Indebtedness		$7,214,181	(31)
(1)	Variable rate loans based on one-month (1M) LIBOR plus interest rate spreads ranging from 77.5 bps to 310 bps. 1M LIBOR as of December 31, 2019 was 1.76%. Requires monthly payment of interest only.
(2)	Requires monthly payment of interest only.
(3)	Includes applicable extension available at the Applicable Borrower's option.
(4)	Variable rate loans based on 1M CDOR plus interest rate spreads ranging from 120 bps to 155 bps. 1M CDOR at December 31, 2019 was 2.08%.
(5)	Amount shown in USD equivalent. CAD equivalent is 681.0 million.
(6)	Requires annual payment of interest only.
(7)	Variable rate loans based on Cost of Fund plus interest rate spreads ranging from 150 bps of 175 bps. Cost of Fund as of December 31, 2019 was 3.52%.
(8)	Amount shown in USD equivalent. Euro equivalent is 375.0 million.
(9)	Amount shown in USD equivalent. Ringgit equivalent is 113.6 million.
(10)	Amount shown in USD equivalent. Euro equivalent is 500.0 million.
(11)	Amount shown in USD equivalent. Baht equivalent is 1.4 billion.
(12)	Variable rate loans based on six-month (6M) TIBOR plus interest rate spreads ranging from 17.5 bps to 35 bps. As of December 31, 2019, 6M TIBOR was 0.13%.
(13)	Amount shown in USD equivalent. Euro equivalent is 750.0 million.
(14)	Requires semi-annual payments of interest only.
(15)	$4.0 Billion Credit Facility. As of December 31, 2019, the Credit Facility - USD Currency bears interest at 1M LIBOR + 77.5 bps, the Credit Facility - Yen Currency bears interest at 1M Yen LIBOR + 77.5 bps and the Credit Facility - Euro Currency bears interest at 1M EURO LIBOR + 77.5 bps. The Credit Facilities provide for different pricing based upon our investment grade rating. No borrowings under the $3.5 Billion Supplemental Facility were outstanding at December 31, 2019. As of December 31, 2019, $6.0 billion was available after outstanding borrowings and letters of credit under our Credit Facilities.
(16)	Reflects the weighted average maturity date and weighted average interest rate of all outstanding tranches of commercial paper at December 31, 2019.
(17)	Amount shown in USD equivalent. Won equivalent is 422.0 billion.
(18)	The mortgage on Oxford Valley is also secured by Lincoln Plaza.
(19)	Loans secured by these three properties are cross-collateralized and cross-defaulted.

Mortgage and Unsecured Debt

As of December 31, 2019

(Dollars in thousands)

(20)	Loans secured by these two properties are cross-collateralized and cross-defaulted.
(21)	Amount shown in USD equivalent. GBP equivalent is 94.8 million.
(22)	Variable rate loan based on three-month (3M) EURIBOR, which is subject to a floor of 0.00%, plus an interest rate spread of 275 bps.
(23)	Associated with this loan is an interest rate swap agreement that effectively fixes the interest rate on a portion of this loan at the all-in rate presented.
(24)	Variable rate loan based on 1M EURIBOR plus an interest rate spread of 185 bps. Through an interest rate floor agreement, 1M EURIBOR is currently fixed at 0.00%.
(25)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 225 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%.
(26)	Amount shown in USD equivalent. Yen equivalent is 41.7 billion
(27)	Associated with this loan is an interest rate swap agreement that effectively fixes the interest rate on this loan at the all-in rate presented.
(28)	Variable rate loan based on 1M LIBOR plus an interest rate spread of 275 bps. In addition, 1M LIBOR is capped at 5.00%.
(29)	Consists of two properties with interest rates ranging from 5.65% to 7.32% and maturities between 2021 and 2024.
(30)	Amount shown in USD equivalent. Euro equivalent is 1.2 billion.
(31)	Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties, including properties owned by TMLP. To the extent total indebtedness is secured by a property, it is non-recourse to us, with the exception of approximately $214.8 million of payment guarantees provided by the Operating Partnership (of which $10.8 million is recoverable from our venture partner under the partnership agreement).
(32)	Amount shown in USD equivalent. Peso equivalent is 590.0 million.
(33)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 250 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%. In addition, 3M EURIBOR is capped at 1.00%.
(34)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 130 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%. Also, 3M EURIBOR is capped at 1.30%.
(35)	City of Sunrise Bond Liability (Sawgrass Mills)

Mortgage and Unsecured Debt

As of December 31, 2019

(Dollars in thousands)

The changes in consolidated mortgages and unsecured indebtedness for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Balance, Beginning of Year	$23,305,535	$24,632,463	$22,977,104
Additions during period:
New Loan Originations	13,355,809	7,980,569	11,764,046
Loans assumed in acquisitions and consolidation	21,001	215,000	42,266
Net (Discount)/Premium	(16,903)	301	(11,636)
Net Debt Issuance Costs	(23,505)	(6,885)	(34,606)
Deductions during period:
Loan Retirements	(12,366,951)	(9,340,861)	(10,466,033)
Amortization of Net Discounts/(Premiums)	(758)	1,618	1,357
Debt Issuance Cost Amortization	18,400	21,445	21,709
Scheduled Principal Amortization	(58,419)	(54,624)	(46,232)
Foreign Currency Translation	(70,979)	(143,490)	384,488
Balance, Close of Year	$24,163,230	$23,305,535	$24,632,463

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

Holders

The number of holders of record of common stock outstanding was 1,068 as of February 14, 2020. The Class B common stock is subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

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

Common stock cash dividends during 2019 aggregated $8.30 per share. Common stock cash dividends during 2018 aggregated $7.90 per share. In the first quarter of 2020, Simon’s Board of Directors declared a quarterly cash dividend of $2.10 per share of common stock payable on February 28, 2020 to stockholders of record on February 14, 2020.

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

None.

The Operating Partnership

Market Information

There is no established trading market for units or preferred units.

Holders

The number of holders of record of units was 242 as of February 14, 2020.

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

Distributions during 2019 aggregated $8.30 per unit.  Distributions during 2018 aggregated $7.90 per unit.  In the first quarter of 2020, Simon’s Board of Directors declared a quarterly cash dividend of $2.10 per share.  The distribution rate on the Operating Partnership’s units is equal to the dividend rate on Simon’s common stock.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the year ended December 31, 2019 the Operating Partnership redeemed 43,255 units from nine limited partners for $6.8 million in cash.

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

	As of or for the Year Ended December 31
	2019 (1)	2018	2017 (2)	2016 (3)	2015 (4)
	(in thousands, except per share data)
OPERATING DATA:
Total consolidated revenue (5)	$5,755,189	$5,645,288	$5,527,336	$5,427,910	$5,259,468
Consolidated net income	2,423,188	2,822,343	2,244,903	2,134,706	2,139,375
Net income attributable to common stockholders - SPG Inc.	2,098,247	2,436,721	1,944,625	1,835,559	1,824,383
Net income attributable to unitholders - SPG L.P.	2,416,945	2,805,764	2,239,638	2,122,236	2,131,139
BASIC AND DILUTED EARNINGS PER SHARE/UNIT:
Simon Property Group, Inc.
Net income attributable to common stockholders	$6.81	$7.87	$6.24	$5.87	$5.88
Basic weighted average shares outstanding	307,950	309,627	311,517	312,691	310,103
Diluted weighted average shares outstanding	307,950	309,627	311,517	312,691	310,103
Dividends per share (6)	$8.30	$7.90	$7.15	$6.50	$6.05
Simon Property Group, L.P.
Net income attributable to unitholders	$6.81	$7.87	$6.24	$5.87	$5.88
Basic weighted average units outstanding	354,724	356,520	358,777	361,527	362,244
Diluted weighted average units outstanding	354,724	356,520	358,777	361,527	362,244
Distributions per unit (6)	$8.30	$7.90	$7.15	$6.50	$6.05
BALANCE SHEET DATA:
Cash and cash equivalents	$669,373	$514,335	$1,482,309	$560,059	$701,134
Total assets (7)	31,231,630	30,686,223	32,257,638	31,103,578	30,565,182
Mortgages and other indebtedness	24,163,230	23,305,535	24,632,463	22,977,104	22,416,682
Total equity	2,911,250	3,796,956	4,238,764	4,959,912	5,216,369
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$3,807,831	$3,750,796	$3,593,788	$3,372,694	$3,024,685
Investing activities	(1,076,707)	(236,506)	(761,467)	(969,026)	(1,462,720)
Financing activities	(2,576,086)	(4,482,264)	(1,910,071)	(2,544,743)	(1,473,113)
Simon Property Group, Inc.
Funds from Operations (FFO) (8)	$4,272,271	$4,324,601	$4,020,505	$3,792,951	$3,571,237
Dilutive FFO allocable to common stockholders	$3,708,929	$3,755,784	$3,490,910	$3,280,590	$3,057,193
Diluted FFO per share	$12.04	$12.13	$11.21	$10.49	$9.86
Simon Property Group, L.P.
Funds from Operations (FFO) (8)	$4,272,271	$4,324,601	$4,020,505	$3,792,951	$3,571,237
(1)	During the year ended December 31, 2019, we recorded a $116.3 million loss on extinguishment of debt associated with the early redemption of a series of senior unsecured notes, reducing diluted earnings per share/unit and diluted FFO per share by $0.33.
(2)	During the year ended December 31, 2017, we recorded a $128.6 million loss on extinguishment of debt associated with the early redemption of a series of senior unsecured notes, reducing diluted earnings per share/unit and diluted FFO per share by $0.36.
(3)	During the year ended December 31, 2016, we recorded a $136.8 million loss on extinguishment of debt associated with the early redemption of a series of unsecured senior notes, reducing diluted earnings per share/unit and diluted FFO per share by $0.38.

(4)	During the year ended December 31, 2015, we recorded a $121.0 million loss on extinguishment of debt associated with the early redemption of two series of unsecured senior notes, reducing diluted earnings per share/unit and diluted FFO per share by $0.33. We also recorded a gain on sale of marketable securities of $80.2 million, increasing diluted earnings per share/unit and diluted FFO per share by $0.22.
(5)	Total consolidated revenue for the years ended December 31, 2018, 2017, 2016, and 2015 has been reclassified to conform to the current year presentation.
(6)	Represents dividends per share of Simon common stock/distributions per unit of Operating Partnership units declared per period.
(7)	On January 1, 2019, we recognized a right of use asset and corresponding lease liability of $524.0 million as a result of the adoption of ASU 2016-02.
(8)	FFO is a non-GAAP financial measure that we believe provides useful information to investors. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition and reconciliation of FFO to consolidated net income and, for Simon, FFO per share to net income per share.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2019, we owned or held an interest in 204 income-producing properties in the United States, which consisted of 106 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 11 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at several properties in the United States, Canada, Europe and Asia. Internationally, as of December 31, 2019, we had ownership in 29 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. We also have four international outlet properties under development. As of December 31, 2019, we also owned a 22.2% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 15 countries in Europe.

We generate the majority of our lease income from retail, dining, entertainment, and other tenants including consideration received from:

●	fixed minimum lease consideration and fixed common area maintenance (CAM) reimbursements, and
●	variable lease consideration primarily based on tenants’ sales, as well as reimbursements for real estate taxes, utilities, marketing and certain other items.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $1.06 during 2019 to $6.81 as compared to $7.87 in 2018. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	2018 net gains primarily related to disposition activity of $288.8 million, or $0.81 per diluted share/unit, which were higher than 2019 net gains of $14.9 million, or $0.04 per diluted share/unit,
●	a non-cash investment gain of $35.6 million, or $0.10 per diluted share/unit, in 2018,
●	decreased consolidated lease settlement activity in 2019 of $26.7 million, or $0.08 per diluted share/unit,
●	decreased income related to distributions from an international investment in 2018 of $23.9 million, or $0.07 per diluted share/unit,
●	a charge on early extinguishment of debt of $116.3 million, or $0.33 per diluted share/unit, in 2019, and
●	an increase in depreciation and amortization of $76.9 million, or $0.22 per diluted share/unit, in 2019, from our consolidated properties and our share of depreciation and amortization from equity method investments, principally related to the acceleration of depreciation on a property upon initiation of a major redevelopment, partially offset by,
●	improved operating performance and solid core business fundamentals in 2019 and the impact of our acquisition, development and expansion activity,
●	a lawsuit settled with our former insurance broker in 2019 related to the significant flood damage sustained at Opry Mills in May 2010 of $68.0 million, or $0.19 per diluted share/unit,
●	a gain in 2019 related to the disposition of our interest in a multi-family residential investment of $16.2 million, or $0.05 per diluted share/unit,
●	our share of an early repayment charge and write-off of deferred debt issuance costs in 2018 related to refinancing at Aventura Mall, of $12.5 million, or $0.03 per diluted share/unit, and
●	decreased interest expense in 2019 of $26.6 million, or $0.07 per diluted share/unit.

Solid core business fundamentals during 2019 were primarily driven by strong leasing activity. Portfolio NOI grew by 1.4% in 2019 as compared to 2018. Comparable property NOI grew 1.4% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total reported sales per square foot, or psf, increased 4.8% to $693 psf at December 31, 2019 from $661 psf at December 31, 2018 for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 0.8% to $54.59 psf as of December 31, 2019, from $54.18 psf as of December 31, 2018. Leasing spreads in our U.S. Malls and Premium Outlets were positive as we were able to lease available square feet at higher rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $7.83 psf ($62.39 openings compared to $54.56 closings) as of December 31, 2019, representing a 14.4% increase. Ending occupancy for our U.S. Malls and Premium Outlets decreased 0.8% to 95.1% as of December 31, 2019, from 95.9% as of December 31, 2018.

Our effective overall borrowing rate at December 31, 2019 on our consolidated indebtedness decreased 19 basis points to 3.16% as compared to 3.35% at December 31, 2018. This decrease was primarily due to a decrease in the effective overall borrowing rate on variable rate debt of 56 basis points (2.61% at December 31, 2019 as compared to 3.17% at December 31, 2018) partially offset by an increase in the effective overall borrowing rate on fixed rate debt of nine basis points (3.46% at December 31, 2019 as compared to 3.37% at December 31, 2018).  The weighted average years to maturity of our consolidated indebtedness was 7.4 years and 6.4 years at December 31, 2019 and 2018, respectively.

Our financing activity for the year ended December 31, 2019 included:

●	Increasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $568.4 million.
●	Repaying at maturity $600.0 million of senior unsecured notes with a fixed interest rate of 2.20% on February 1, 2019.
●	Completing the issuance, on September 13, 2019, of $1.0 billion of senior unsecured notes at a fixed annual interest rate of 2.00% with a maturity date of September 13, 2024, $1.25 billion of senior unsecured notes at a fixed annual interest rate of 2.45% with a maturity date of September 13, 2029, and $1.25 billion of senior unsecured notes at a fixed annual interest rate of 3.25% with a maturity date of September 13, 2049.
●	Completing, on October 7, 2019, the early redemption of The Operating Partnership’s $900 million 4.375% notes due March 1, 2021, $700 million 4.125% notes due December 1, 2021, $600 million 3.375% notes due March 15, 2022, and €375 million of the €750 million 2.375% notes due October 2, 2020. We recorded a $116.3 million loss on extinguishment of debt as a result of the early redemption.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

		%/Basis Point			%/Basis Point
	2019	Change (1)		2018	Change (1)		2017
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.3%	-60	bps	95.9%	10	bps	95.8%
Unconsolidated	94.5%	-130	bps	95.8%	70	bps	95.1%
Total Portfolio	95.1%	-80	bps	95.9%	30	bps	95.6%
Average Base Minimum Rent per Square Foot
Consolidated	$53.06	1.0%		$52.51	2.3%		$51.34
Unconsolidated	$58.71	0.2%		$58.59	1.2%		$57.88
Total Portfolio	$54.59	0.8%		$54.18	2.0%		$53.11
Total Reported Sales per Square Foot
Consolidated	$662	3.2%		$641	4.6%		$613
Unconsolidated	$783	9.0%		$719	7.2%		$671
Total Portfolio	$693	4.8%		$661	5.3%		$628
The Mills:
Ending Occupancy	97.0%	-60	bps	97.6%	-80	bps	98.4%
Average Base Minimum Rent per Square Foot	$33.09	1.4%		$32.63	5.3%		$30.98
Total Sales per Square Foot	$620	1.0%		$614	4.6%		$587
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Total Reported Sales per Square Foot.  Total sales include total reported retail tenant sales on a trailing 12-month basis at owned GLA (for mall stores with less than 10,000 square feet) in the malls and The Mills and stores with less than 20,000 square feet in the Premium Outlets. Retail sales at owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

Current Leasing Activities

During 2019, we signed 990 new leases and 1,281 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 7.6 million square feet, of which 5.7 million square feet related to consolidated properties. During 2018, we signed 900 new leases and 1,183 renewal leases with a fixed minimum rent, comprising approximately 7.1 million square feet, of which 5.3 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $56.80 per square foot in 2019 and $57.29 per square foot in 2018 with an average tenant allowance on new leases of $47.57 per square foot and $54.21 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	December 31,	%/basis point	December 31,	%/basis point	December 31,
	2019	Change	2018	Change	2017
Ending Occupancy	99.5	-20 bps	99.7	-20 bps	99.9
Total Sales per Square Foot	¥107,866	0.56	¥107,265	2.02	¥105,138
Average Base Minimum Rent per Square Foot	¥5,269	2.19	¥5,156	1.86	¥5,062

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

●	We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue fixed lease income on a straight-line basis over the terms of the leases. Substantially all of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize this variable consideration only when each tenant’s sales exceed the applicable sales threshold, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the related lease of occupancy term of the tenant, if shorter.
●	We review investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances which indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property’s cash flows, ending occupancy or total sales per square foot. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization during the anticipated holding period plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We also review our investments, including investments in unconsolidated entities, to identify and evaluate whether events or changes in circumstances indicate that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments is other-than-temporary. Our evaluation of changes in economic or operating conditions may include developing estimates of forecasted cash flows or operating income before depreciation and amortization to support the recoverability of the carrying amount of the investment. We estimate undiscounted cash flows and fair value using observable and unobservable data such as operating income, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.
●	To maintain Simon’s status as a REIT, we must distribute at least 90% of REIT taxable income in any given year and meet certain asset and income tests. We monitor our business and transactions that may potentially impact Simon’s REIT status. In the unlikely event that we fail to maintain Simon’s REIT status, and available relief provisions do not apply, we would be required to pay U.S. federal income taxes at regular corporate income tax rates during the period Simon did not qualify as a REIT. If Simon lost its REIT status, it could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded and paid during those periods.
●	We make estimates as part of our valuation of the purchase price of asset acquisitions (including the components of excess investment in joint ventures) to the various components of the acquisition based upon the relative fair value of each component. The most significant components of our valuations are typically the determination of relative fair value to the buildings as-if-vacant, land and market value of in-place leases. In the case of the fair value of buildings and fair value of land and other intangibles, our estimates of the values of these components will affect the amount of depreciation or amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates of the tenants’ ability to pay rents based upon the tenants’ operating performance at the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.
●	A variety of costs are incurred in the development of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy and cease capitalization of costs upon opening.

Results of Operations

In addition to the activity discussed above in the “Results Overview” section, the following acquisitions, dispositions, and openings of consolidated properties affected our consolidated results in the comparative periods:

●	On September 19, 2019, we acquired the remaining 50% interest in a hotel adjacent to one of our properties from our joint venture partner.
●	During the third quarter of 2019, we disposed of two retail properties.
●	On September 27, 2018, we opened Denver Premium Outlets, a 330,000 square foot center in Thornton (Denver), Colorado. We own a 100% interest in this center.
●	On September 25, 2018, we acquired the remaining 50% interest in the previously unconsolidated The Outlets at Orange in Los Angeles, California from our joint venture partner.
●	During 2018, we disposed of two retail properties.
●	On April 21, 2017, through our European investee, we acquired Roosendaal Designer Outlet, A 247,500 square foot center in Roosendaal, Netherlands. We have a 94% interest in this center.
●	On April 13, 2017, through our European investee, we opened Provence Designer Outlet, a 269,000 square foot center in Miramas, France. We have a 90% interest in the new center.

In addition to the activities discussed above and in “Results Overview”, the following acquisitions, dispositions, and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

●	On May 22, 2019, we and our partner opened Premium Outlets Querétaro, a 274,800 square foot center in Santiago de Querétaro, Mexico. We own a 50% interest in this center.
●	During the fourth quarter of 2018, our interest in the 41 German department store properties owned through our investment in HBS Global Properties, or HBS, was sold, as further discussed in Note 6 of the notes to the consolidated financial statements.
●	During 2018, we contributed our interest in the licensing venture of Aéropostale for additional interests in Authentic Brands Group LLC, or ABG. Our noncontrolling interest in ABG is 5.4%.

●	On May 2, 2018, we and our partner opened Premium Outlet Collection Edmonton International Airport, a 424,000 square foot shopping center in Edmonton (Alberta), Canada. We have a 50% noncontrolling interest in this new center.
●	During 2017, we disposed of our interest in one retail property.
●	On September 14, 2017, we and our partner opened The Shops at Clearfork, a 500,000 square foot center in Fort Worth, Texas. We have a 45% noncontrolling interest in this new center.
●	On June 29, 2017, we and our partner opened Norfolk Premium Outlets, a 332,000 square foot center in Norfolk, Virginia. We have a 65% noncontrolling interest in this new center.
●	On June 15, 2017, we and our partner opened Genting Highlands Premium Outlets in Kuala Lumpur, Malaysia. We have a 50% noncontrolling interest in this 278,000 square foot center.
●	On April 6, 2017, we and our partner opened Siheung Premium Outlets, a 444,400 square foot center in Siheung (Seoul), South Korea. We have a 50% noncontrolling interest in this new center.

For the purposes of the following comparisons between the years ended December 31, 2019 and 2018 and the years ended December 31, 2018 and 2017, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned and operated in both years in the year to year comparisons.

During the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant damage as a result of Hurricane Maria. For purposes of the below comparisons, these properties are also included in the property transactions due to the fact they were not open for business during the entirety of the periods being compared.

Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Lease income increased $85.4 million during 2019, of which the property transactions accounted for $33.2 million of the increase.  Comparable lease income increased $52.2 million, or 1.0%, due to increases in fixed minimum lease and CAM consideration recorded on a straight-line basis, as a result of the adoption of ASC 842.

Total other income increased $27.9 million, primarily due to a $68.0 million increase related to a lawsuit settled with our former insurance broker in 2019 related to the significant flood damage sustained at Opry Mills in May 2010, a $16.2 million gain on the sale of our interest in a multi-family residential property, a $12.4 million increase in interest income, an $11.2 million increase in Simon Brand Venture and gift card revenues, an increase of $10.4 million in land sales including gains as a result of land contributions for densification projects at two of our properties, and the impact of consolidated franchise and hotel revenues, partially offset by a $35.6 million non-cash gain recorded in 2018 associated with our contribution of our interest in the Aéropostale licensing venture for additional interests in ABG, a $26.7 million decrease in lease settlement income, a $23.9 million decrease in income related to distributions from an international investment received in 2018 and a $9.5 million decrease related to business interruption insurance proceeds received in connection with our two Puerto Rico properties as a result of hurricane damages.

Depreciation and amortization expense increased $58.0 million, of which the property transactions accounted for $11.0 million.  The comparable properties increased $47.0 million primarily as a result of an increase in tenant allowance write-offs in 2019 and the acceleration of depreciation on a property upon initiation of a major redevelopment.

Home and regional office costs increased $53.4 million, primarily due to the suspension of leasing cost capitalization in 2019 as a result of the adoption of a new accounting pronouncement.

General and administrative expense decreased $11.7 million due to lower executive compensation.

Other expense increased $15.8 million primarily related to a $4.9 million unfavorable non-cash mark-to-market on certain of our non-real estate equity instruments, and the impact of consolidated franchise and hotel operational expenses.

During 2019, we recorded a loss on extinguishment of debt of $116.3 million as a result of the early redemption of senior unsecured notes.

Income from unconsolidated entities decreased $30.9 million as a result of the sale of German assets within our HBS joint venture in 2018, and the impact from the consolidation of a property that was previously unconsolidated in the third quarter of 2018, partially offset by favorable results of operations from our international joint venture investments.

During 2019, we recorded net gains of $62.1 million primarily related to Klépierre’s disposition of certain shopping centers, offset by a $47.2 million impairment charge related to our investment in HBS.  During 2018, we recorded net gains of $12.5 million related to property insurance recoveries of previously depreciated assets and $276.3 million primarily related to our disposition of two retail properties, as well as the disposal of our interest in the German department stores owned through our investment in HBS, as further discussed in Note 6 of the notes to the consolidated financial statements.

Simon’s net income attributable to noncontrolling interests decreased $60.7 million due to a decrease in the net income of the Operating Partnership.

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Lease income increased $49.3 million during 2018, of which the comparable rents increased $58.0 million, or 1.2%, primarily attributable to an increase in base minimum rents and variable consideration based on tenant sales, offset partially by an $8.7 million decrease related to the property transactions.

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

Other expense decreased $37.4 million primarily related to a decrease in legal fees and expenses of $25.1 million and the write off of pre-development costs and other investments in 2017 of $11.3 million.

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

During 2018, we recorded net gains of $12.5 million related to property insurance recoveries of previously depreciated assets and $276.3 million primarily related to our disposition of two retail properties, as well as the disposal of our interest in the German department stores owned through our investment in HBS, as further discussed in Note 6 of the notes to the consolidated financial statements.  During 2017, we recorded a $5.0 million gain related to Klépierre’s sale of certain assets, partially offset by the disposition of our interest in one unconsolidated retail property that resulted in a loss of $1.3 million.

Simon’s net income attributable to noncontrolling interests increased $85.3 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised only 3.5% of our total consolidated debt at December 31, 2019. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $4.0 billion in the aggregate during 2019. The Operating Partnership has a $4.0 billion Credit Facility, and a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $155.0 million during 2019 to $669.4 million as of December 31, 2019 as further discussed in “Cash Flows” below.

On December 31, 2019, we had an aggregate available borrowing capacity of approximately $6.0 billion under the Credit Facilities, net of outstanding borrowings of $125.0 million, amounts outstanding under the Commercial Paper program of $1.3 billion and letters of credit of $11.4 million. For the year ended December 31, 2019, the maximum aggregate outstanding balance under the Credit Facilities was $130.7 million and the weighted average outstanding balance was $125.1 million. The weighted average interest rate was 3.04% for the year ended December 31, 2019.

Simon has historically had access to public equity markets and the Operating Partnership has historically had access to private and public, short and long-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

Our business model and Simon’s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facilities and the Commercial Paper program to address our debt maturities and capital needs through 2020.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $4.0 billion during 2019. In addition, we had net proceeds from our debt financing and repayment activities of $784.6 million, including $100.0 million of cash paid to extinguish debt. These activities are further discussed below under “Financing and Debt.” During 2019, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $2.9 billion and preferred unit distributions totaling $5.3 million,
●	funded consolidated capital expenditures of $876.0 million (including development and other costs of $72.5 million, redevelopment and expansion costs of $498.0 million, and tenant costs and other operational capital expenditures of $305.5 million),
●	funded investments in unconsolidated entities of $63.8 million,
●	funded investments in equity instruments of $374.2 million,
●	received insurance proceeds from third-party carriers for property restoration, remediation, and business interruption from hurricane damages in Puerto Rico of $17.2 million,
●	funded the repurchase of $359.8 million of Simon’s common stock.

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

We expect to generate positive cash flow from operations in 2020, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from the Credit Facilities and Commercial Paper program, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt

Unsecured Debt

At December 31, 2019, our unsecured debt consisted of $15.9 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and $1.3 billion outstanding under the Operating Partnership’s global unsecured commercial paper program, or Commercial Paper program.

On December 31, 2019, we had an aggregate available borrowing capacity of $6.0 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the year ended December 31, 2019 was $130.7 million and the weighted average outstanding balance was $125.1 million. Letters of credit of $11.4 million were outstanding under the Credit Facilities as of December 31, 2019.

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

The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. The initial maturity date of the Supplemental Facility was extended to June 30, 2022 and can be extended for an additional year to June 30, 2023 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 77.5 basis points, with an additional facility fee of 10 basis points.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2019, we had $1.3 billion outstanding under the Commercial Paper program, of which $1.0 billion was comprised of U.S. dollar denominated notes with a weighted average interest rate of 1.72% and $269.2 million was comprised of Euro denominated notes with a weighted average interest rate of (0.38%).  These borrowings have a weighted average maturity date of March 6, 2020 and reduce amounts otherwise available under the Credit Facilities.

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

On October 7, 2019, the Operating Partnership completed the early redemption of its $900 million 4.375% notes due March 1, 2021, $700 million 4.125% notes due December 1, 2021, $600 million 3.375% notes due March 15, 2022 and €375 million of the €750 million 2.375% notes due October 2, 2020.  We recorded a $116.3 million loss on extinguishment of debt in the fourth quarter as a result of the early redemption.

Mortgage Debt

Total mortgage indebtedness was $6.9 billion and $6.8 billion at December 31, 2019 and 2018, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2019, we were in compliance with all covenants of our unsecured debt.

At December 31, 2019, our consolidated subsidiaries were the borrowers under 46 non-recourse mortgage notes secured by mortgages on 50 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2019, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2019 and 2018, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	December 31, 2019	Interest Rate(1)	December 31, 2018	Interest Rate(1)
Fixed Rate	$23,298,167	3.46%	$22,461,191	3.37%
Variable Rate	865,063	2.61%	844,344	3.17%
	$24,163,230	3.16%	$23,305,535	3.35%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations and Off-balance Sheet Arrangements

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2019, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2020	2021 - 2022	2023 - 2024	After 2024	Total
Long Term Debt (1) (5)	$2,857,060	$4,414,458	$4,765,135	$12,208,803	$24,245,456
Interest Payments (2)	743,555	1,309,076	1,029,338	3,514,867	6,596,836
Consolidated Capital Expenditure Commitments (3)	551,418	—	—	—	551,418
Lease Commitments (4)	32,438	64,891	65,300	908,701	1,071,330
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the LIBOR or other applicable rate at December 31, 2019.
(3)	Represents contractual commitments for capital projects and services at December 31, 2019. Our share of estimated 2020 development, redevelopment and expansion activity is further discussed below under “Development Activity”.
(4)	Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options, unless reasonably certain of exercise.
(5)	The amount due in 2020 includes $1.3 billion in Global Commercial Paper.

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the notes to the consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2019, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $214.8 million (of which we have a right of recovery from our venture partners of $10.8 million as of December 31, 2019). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Hurricane Impacts

As discussed further in Note 10 of the notes to the consolidated financial statements, during the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant property damage and business interruption as a result of Hurricane Maria.

Since the date of the loss, we have received $73.9 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $45.5 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the years ended December 31, 2019 and 2018, we recorded $10.5 million and $17.9 million, respectively, as business interruption income, which was recorded in other income in the accompanying consolidated statements of operations and comprehensive income.

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

Acquisitions. On September 19, 2019, we acquired the remaining 50% interest in a hotel adjacent to one of our properties from our joint venture partner for cash consideration of $12.8 million. As of closing, the property was subject to a $21.5 million, 4.02% variable rate mortgage.

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

During 2019, we disposed of our interests in one multi-family residential investment. Our share of the gross proceeds on this transaction was $17.9 million. Our share of the gain of $16.2 million is included in other income in the accompanying consolidated statement of operations and comprehensive income. We also recorded net gains of $62.1 million, primarily related to Klépierre’s disposition of its interests in certain shopping centers, of which our share was $58.6 million, as discussed in Note 6 to the consolidated financial statements.

During 2018, we recorded net gains of $288.8 million primarily related to disposition activity which included the foreclosure of two consolidated retail properties in satisfaction of their $200.0 million and $80.0 million non-recourse mortgage loans and, as discussed in Note 6 of the notes to the consolidated financial statements, our interest in the German department store properties owned through our investment in HBS was sold during the fourth quarter of 2018. Also, as discussed further in Note 6 of the notes to the consolidated financial statements, Klépierre disposed of its interests in certain shopping centers resulting in a gain of which our share was $20.2 million.

During 2017, we disposed of our interest in one unconsolidated retail property. The loss recognized on this transaction was approximately $1.3 million. As discussed in Note 6 of the notes to the consolidated financial statements, Klépierre’s disposition of its interest in certain shopping centers, resulting in a gain of which our share was $5.0 million.

Joint Venture Formation Activity

On October 16, 2019, we contributed approximately $276.8 million consisting of cash and the Shop Premium Outlets, or SPO, assets for a 45% noncontrolling interest in Rue Gilt Groupe, or RGG, to create a new multi-platform venture dedicated to digital value shopping, as further discussed in Note 6 to the consolidated financial statements.

Subsequent Event

On February 10, 2020, we and Taubman Centers, Inc., a publicly held Michigan corporation (“TCO”), issued a joint press release announcing the execution of an Agreement and Plan of Merger (the “Merger Agreement”) dated as of February 9, 2020, pursuant to which, among other things and subject to the satisfaction or waiver of certain conditions, the Operating Partnership will acquire 100% of the equity interests of TCO and, following the transactions contemplated in the Merger Agreement, will hold 80% of the equity interests of The Taubman Realty Group Limited Partnership (“TRG”), with the Taubman Family (as defined in the Merger Agreement) retaining a 20% interest in TRG. Consummation of the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of customary closing conditions, including the approval and adoption of the Merger Agreement by (i) shareholders holding two-thirds of TCO’s outstanding voting stock and (ii) shareholders, excluding the Taubman Family, holding a majority of TCO’s outstanding voting stock.

TRG is engaged in the ownership, management and/or leasing of 26 super-regional shopping centers in the U.S. and Asia.  The TRG board will be comprised of 3 Simon designees and 3 Taubman designees.  TRG will continue to be managed by its existing executive team.  We, through the Operating Partnership, will acquire all of Taubman common stock for $52.50 per share in cash and expect to fund the total required cash consideration of approximately $3.6 billion with existing liquidity.

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

Summary of Capital Expenditures.  The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2019	2018	2017
New Developments	$73	$87	$61
Redevelopments and Expansions	498	419	474
Tenant Allowances	162	144	127
Operational Capital Expenditures	143	132	70
Total	$876	$782	$732

New Domestic Developments, Redevelopments and Expansions

In the third quarter, construction started on a 338,000 square foot upscale outlet located in Jenks (Tulsa), Oklahoma, projected to open in spring of 2021. We own a 100% interest in this project.

On September 25, 2018, we opened Denver Premium Outlets, a 330,000 square foot center in Thornton (Denver), Colorado. We own a 100% interest in this project. The cost of this project was $128.6 million.

International Development Activity

We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of international development costs for 2020 will be approximately $211 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes recently completed and new development and expansion projects as well as our share of the estimated total cost as of December 31, 2019 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Premium Outlets Querétaro	Querétaro, Mexico	274,800	50%	MXN	441.7	$23.4	Opened May - 2019
Málaga Designer Outlet	Málaga, Spain	191,000	46%	EUR	50.3	$56.4	Feb. - 2020
Siam Premium Outlets Bangkok	Bangkok, Thailand	251,000	50%	THB	1,607	$53.9	Apr. - 2020
West Midlands Designer Outlet	Cannock (West Midlands), England	197,000	20%	GBP	26.5	$34.9	Oct. - 2020
Paris-Giverny Designer Outlet	Vernon (Normandy), France	229,000	81%	EUR	183.9	$206.2	Sep. - 2021
Expansions:
Vancouver Designer Outlet Phase 2	Richmond (British Columbia), Canada	84,000	46%	CAD	26.9	$20.7	Opened Aug. - 2019
Paju Premium Outlets Phase 3	Gyeonggi Province, South Korea	116,000	50%	KRW	26,905	$23.3	Opened Aug. - 2019
Ashford Designer Outlet Phase 2	Ashford, England	98,000	46%	GBP	43.0	$56.8	Opened Oct. - 2019
Noventa di Piave Designer Outlet Phase 5	Noventa di Piave (Venice), Italy	29,000	92%	EUR	21.4	$24.0	Opened Nov. - 2019
Tosu Premium Outlets Phase 4	Tosu City, Japan	38,000	40%	JPY	964	$8.9	Opened Nov. - 2019
Gotemba Premium Outlets Phase 4	Gotemba, Japan	178,000	40%	JPY	7,476	$68.8	Apr. - 2020
Rinku Premium Outlets Phase 5	Izumisano (Osaka), Japan	110,000	40%	JPY	3,219	$29.6	Jul. - 2020
La Reggia Designer Outlet Phase 3	Marcianise (Naples), Italy	58,000	92%	EUR	30.9	$34.6	Nov. - 2020
(1)	USD equivalent based upon December 31, 2019 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.10 per share in the fourth quarter of 2019 and $8.30 per share for the year ended December 31, 2019. The Operating Partnership paid distributions per unit for the same amounts. In 2018, Simon paid dividends of $2.00 and $7.90 per share for the three and twelve month periods ended December 31, 2018, respectively. The Operating Partnership paid distributions per unit for the same amounts. Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2020 of $2.10 per share of common stock payable on February 28, 2020 to stockholders of record on February 14, 2020. The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warrant.  During the year ended December 31, 2019, Simon purchased 2,247,074 shares at an average price of $160.11 per share, of which 46,377 shares at an average price of $164.49 were purchased as part of the previous program.  During the year ended December 31, 2018, Simon purchased 2,275,194 shares at an average price of $155.64 per share as part of the previous program.  At December 31, 2019, we had remaining authority to repurchase approximately $1.6 billion of common stock.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

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

We determine FFO based upon the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”) Funds From Operations White Paper – 2018 Restatement.  Our main business includes acquiring, owning, operating, developing, and redeveloping real estate in conjunction with the rental of real estate.  Gains and losses of assets incidental to our main business are included in FFO.  We determine FFO to be our share of consolidated net income computed in accordance with GAAP:

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,

●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	2019	2018	2017
	(in thousands)
Funds from Operations (A)	$4,272,271	$4,324,601	$4,020,505
Change in FFO from prior period	(1.2)%	7.6%	6.0%
Consolidated Net Income	$2,423,188	$2,822,343	$2,244,903
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	1,329,843	1,270,888	1,260,865
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	551,596	533,595	540,718
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net (B)	(14,883)	(282,211)	(3,647)
Unrealized losses in fair value of equity instruments	8,212	15,212	—
Net income attributable to noncontrolling interest holders in properties	(991)	(11,327)	(13)
Noncontrolling interests portion of depreciation and amortization	(19,442)	(18,647)	(17,069)
Preferred distributions and dividends	(5,252)	(5,252)	(5,252)
FFO of the Operating Partnership (A)	$4,272,271	$4,324,601	$4,020,505
FFO allocable to limited partners	563,342	568,817	529,595
Dilutive FFO allocable to common stockholders (A)	$3,708,929	$3,755,784	$3,490,910
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$6.81	$7.87	$6.24
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	5.25	5.01	4.98
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net (B)	(0.04)	(0.79)	(0.01)
Unrealized losses in fair value of equity instruments	0.02	0.04	—
Diluted FFO per share (A)	$12.04	$12.13	$11.21
Basic and Diluted weighted average shares outstanding	307,950	309,627	311,517
Weighted average limited partnership units outstanding	46,774	46,893	47,260
Basic and Diluted weighted average shares and units outstanding	354,724	356,520	358,777
(A)	Includes FFO of the Operating Partnership related to a loss on extinguishment of debt of $116.3 million and $128.6 million for the years ended December 31, 2019 and 2017, respectively. Includes Diluted FFO per share/unit related to a loss on extinguishment of debt of $0.33 and $0.36 for the years ended December 31, 2019 and 2017, respectively. Includes Diluted FFO allocable to common stockholders related to a loss on extinguishment of debt of $100.9 million and $111.7 million for the years ended December 31, 2019 and 2017, respectively.
(B)	Includes gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net of $288.8 million for the year ended December 31, 2018. Noncontrolling interest portion of the gain was $6.6 million, or $0.02 per diluted share/unit for the year ended December 31, 2018.

The following schedule reconciles consolidated net income to NOI and sets forth the computations of portfolio NOI and comparable property NOI.

	For the Year
	Ended December 31,
	2019	2018
	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$2,423,188	$2,822,343
Income and other taxes	30,054	36,898
Interest expense	789,353	815,923
Income from unconsolidated entities	(444,349)	(475,250)
Loss on extinguishment of debt	116,256	--
Unrealized losses in fair value of equity instruments	8,212	15,212
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(14,883)	(288,827)
Operating Income Before Other Items	2,907,831	2,926,299
Depreciation and amortization	1,340,503	1,282,454
Home and regional office costs	190,109	136,677
General and administrative	34,860	46,543
NOI of consolidated entities	$4,473,303	$4,391,973
Reconciliation of NOI of unconsolidated entities:
Net Income	$892,506	$876,412
Interest expense	636,988	663,693
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	(24,609)	(33,367)
Operating Income Before Other Items	1,504,885	1,506,738
Depreciation and amortization	681,764	652,968
NOI of unconsolidated entities	$2,186,649	$2,159,706
Add: Our share of NOI from Klépierre, HBS, and other corporate investments	293,979	316,155
Combined NOI	$6,953,931	$6,867,834
Less: Corporate and Other NOI Sources (1)	481,059	482,615
Portfolio NOI	$6,472,872	$6,385,219
Portfolio NOI Growth	1.4%
Less: Our share of NOI from Klépierre, HBS, and other corporate investments	293,979	292,513
Less: International Properties (2)	483,563	465,421
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (3)	181,871	191,959
Comparable Property NOI (4)	$5,513,459	$5,435,326
Comparable Property NOI Growth	1.4%
(1)	Includes income components excluded from portfolio NOI and comparable property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), unrealized and realized gains/losses on non-real estate related equity instruments, Northgate, Simon management company revenues, and other assets.

(2)	Includes International Premium Outlets (except for Canadian Premium Outlets included in comparable property NOI) and International Designer Outlets.
(3)	Includes total property NOI for properties undergoing redevelopment as well as incremental NOI for expansion properties not yet included in comparable properties.
(4)	Includes Malls, Premium Outlets, The Mills and Lifestyle Centers opened and operating as comparable for the period.

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

Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2019, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $4.4 million, and would decrease the fair value of debt by approximately $713.4 million.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Simon Property Group, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Simon Property Group, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Simon Property Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2020, expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 21, 2020

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Simon Property Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 21, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Investment Properties for Impairment
Description of the Matter

At December 31, 2019, the Company’s consolidated net investment properties totaled $23,899 million. In addition, a significant number of the Company’s investments in unconsolidated entities and its investment in Klépierre hold investment properties. As discussed in Note 3 to the consolidated financial statements, the Company reviews investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances that indicate the carrying value of an investment property may not be recoverable. The Company estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as historical and forecasted cash flows, operating income before depreciation and amortization, estimated capitalization rates, leasing prospects and local market information.

Auditing management’s evaluation of investment properties for impairment was complex due to the estimation uncertainty in determining the undiscounted cash flows of an investment property. In particular, the impairment evaluation for investment properties was sensitive to significant assumptions such as forecasted cash flows and operating income before depreciation and amortization, and capitalization rates, all of which can be affected by expectations about future market or economic conditions, demand, and competition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for evaluating investment properties for impairment, including controls over management’s review of the significant assumptions described above.

To test the Company’s evaluation of investment properties for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analysis. We compared the significant assumptions used by management to current industry and economic trends, relevant market information, and other applicable sources. We also involved a valuation specialist to assist in evaluating certain assumptions. In addition, we compared the forecasted cash flows and operating income before depreciation and amortization to historical actual results and evaluated significant variances. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted cash flows of the related investment property that would result from changes in the assumptions.

Evaluation of Investments in Unconsolidated Entities for Impairment
Description of the Matter

At December 31, 2019, the carrying value of the Company’s investments in unconsolidated entities totaled $4,103 million. As explained in Note 3 to the consolidated financial statements, the Company reviews investments in unconsolidated entities for impairment if events or changes in circumstances indicate that the carrying value of an investment in an unconsolidated entity may not be recoverable. To identify and evaluate whether an other-than-temporary decline in the fair value of an investment below its carrying value has occurred, the Company assesses economic and operating conditions that may affect the fair value of the investment. The evaluation of operating conditions may include developing estimates of forecasted cash flows or operating income before depreciation and amortization to support the recoverability of the carrying amount of the investment. When required, the Company estimates the fair value of an investment and assesses whether any impairment is other than temporary using observable and unobservable inputs such as historical and forecasted cash flows or operating income, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information.

Auditing management’s evaluation of investments in unconsolidated entities for impairment was complex due to the estimation uncertainty in determining the forecasted cash flows, operating income before depreciation and amortization, estimated fair value of each investment and whether any decline in fair value below the related investment’s carrying amount is other-than-temporary. In particular, the impairment evaluation for these investments was sensitive to significant assumptions such as forecasted cash flows, operating income before depreciation and amortization, relevant market multiples, and capitalization and discount rates, all of which can be affected by expectations about future market or economic conditions, demand, and competition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for evaluating investments in unconsolidated entities for impairment, including controls over management’s review of the significant assumptions described above.

To test the Company’s evaluation of investments in unconsolidated entities for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of data used by management in its analysis. We compared the significant assumptions used by management to current industry and economic trends, relevant market information, and other applicable sources. We also involved a valuation specialist to assist in evaluating certain assumptions. In addition, we compared the forecasted cash flows and operating income before depreciation and amortization to historical actual results and evaluated significant variances. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the cash flows and the fair value of the related investment that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Indianapolis, Indiana February 21, 2020

Report of Independent Registered Public Accounting Firm

The Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Simon Property Group, L.P.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Simon Property Group, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2020, expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 21, 2020

Report of Independent Registered Public Accounting Firm

The Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 21, 2020, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2002. Indianapolis, Indiana February 21, 2020

Simon Property Group, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2019	2018
ASSETS:
Investment properties, at cost	$37,804,495	$37,092,670
Less - accumulated depreciation	13,905,776	12,884,539
	23,898,719	24,208,131
Cash and cash equivalents	669,373	514,335
Tenant receivables and accrued revenue, net	832,151	763,815
Investment in unconsolidated entities, at equity	2,371,053	2,220,414
Investment in Klépierre, at equity	1,731,649	1,769,488
Right-of-use assets, net	514,660	—
Deferred costs and other assets	1,214,025	1,210,040
Total assets	$31,231,630	$30,686,223
LIABILITIES:
Mortgages and unsecured indebtedness	$24,163,230	$23,305,535
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,390,682	1,316,861
Cash distributions and losses in unconsolidated entities, at equity	1,566,294	1,536,111
Lease liabilities	516,809	—
Other liabilities	464,304	500,597
Total liabilities	28,101,319	26,659,104
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	219,061	230,163
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	42,420	42,748
Common stock, $0.0001 par value, 511,990,000 shares authorized, 320,435,256 and 320,411,571 issued and outstanding, respectively	32	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,756,073	9,700,418
Accumulated deficit	(5,379,952)	(4,893,069)
Accumulated other comprehensive loss	(118,604)	(126,017)
Common stock held in treasury, at cost, 13,574,296 and 11,402,103 shares, respectively	(1,773,571)	(1,427,431)
Total stockholders’ equity	2,526,398	3,296,681
Noncontrolling interests	384,852	500,275
Total equity	2,911,250	3,796,956
Total liabilities and equity	$31,231,630	$30,686,223

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Year
	Ended December 31,
	2019	2018	2017
REVENUE:
Lease income	$5,243,771	$5,158,420	$5,109,099
Management fees and other revenues	112,942	116,286	121,259
Other income	398,476	370,582	296,978
Total revenue	5,755,189	5,645,288	5,527,336
EXPENSES:
Property operating	453,145	450,636	443,177
Depreciation and amortization	1,340,503	1,282,454	1,275,452
Real estate taxes	468,004	457,740	440,003
Repairs and maintenance	100,495	99,588	96,900
Advertising and promotion	150,344	151,241	150,865
Home and regional office costs	190,109	136,677	135,150
General and administrative	34,860	46,543	51,972
Other	109,898	94,110	131,477
Total operating expenses	2,847,358	2,718,989	2,724,996
OPERATING INCOME BEFORE OTHER ITEMS	2,907,831	2,926,299	2,802,340
Interest expense	(789,353)	(815,923)	(809,393)
Loss on extinguishment of debt	(116,256)	—	(128,618)
Income and other taxes	(30,054)	(36,898)	(23,343)
Income from unconsolidated entities	444,349	475,250	400,270
Unrealized losses in fair value of equity instruments	(8,212)	(15,212)	—
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	14,883	288,827	3,647
CONSOLIDATED NET INCOME	2,423,188	2,822,343	2,244,903
Net income attributable to noncontrolling interests	321,604	382,285	296,941
Preferred dividends	3,337	3,337	3,337
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,098,247	$2,436,721	$1,944,625
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$6.81	$7.87	$6.24

Consolidated Net Income	$2,423,188	$2,822,343	$2,244,903
Unrealized (loss) gain on derivative hedge agreements	(4,066)	21,633	(35,112)
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	13,634	7,020	(12,122)
Currency translation adjustments	(1,850)	(47,038)	45,766
Changes in available-for-sale securities and other	718	373	5,733
Comprehensive income	2,431,624	2,804,331	2,249,168
Comprehensive income attributable to noncontrolling interests	322,627	379,837	297,534
Comprehensive income attributable to common stockholders	$2,108,997	$2,424,494	$1,951,634

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,423,188	$2,822,343	$2,244,903
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,394,172	1,349,776	1,357,351
Loss on debt extinguishment	116,256	—	128,618
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(14,883)	(288,827)	(3,647)
Gains on sales of marketable securities	—	—	(21,541)
Unrealized losses in fair value of equity instruments	8,212	15,212	—
Gain on interest in unconsolidated entity (Note 6)	—	(35,621)	—
Straight-line lease income	(67,139)	(18,325)	(26,543)
Equity in income of unconsolidated entities	(444,349)	(475,250)	(400,270)
Distributions of income from unconsolidated entities	428,769	390,137	374,101
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(157)	(17,518)	(26,170)
Deferred costs and other assets	(49,338)	(75,438)	(132,945)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	13,100	84,307	99,931
Net cash provided by operating activities	3,807,831	3,750,796	3,593,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(12,800)	(51,060)	(264,488)
Funding of loans to related parties	—	(4,641)	(71,532)
Proceeds on loans to related parties	7,641	—	—
Capital expenditures, net	(876,011)	(781,909)	(732,100)
Cash impact from the consolidation of properties	1,045	11,276	7,536
Net proceeds from sale of assets	6,776	183,241	19,944
Investments in unconsolidated entities	(63,789)	(63,397)	(157,173)
Purchase of equity instruments	(374,231)	(21,563)	(25,000)
Proceeds from sales of equity instruments	—	25,000	56,268
Insurance proceeds for property restoration	5,662	19,083	—
Distributions of capital from unconsolidated entities and other	229,000	447,464	405,078
Net cash used in investing activities	(1,076,707)	(236,506)	(761,467)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(328)	(329)	(328)
Purchase of shares related to stock grant recipients' tax withholdings	(2,955)	(2,911)	(2,789)
Redemption of limited partner units	(6,846)	(81,506)	—
Purchase of treasury stock	(359,773)	(354,108)	(407,002)
Distributions to noncontrolling interest holders in properties	(41,549)	(76,963)	(11,295)
Contributions from noncontrolling interest holders in properties	139	161	382
Preferred distributions of the Operating Partnership	(1,915)	(1,915)	(1,915)
Distributions to stockholders and preferred dividends	(2,558,944)	(2,449,071)	(2,231,259)
Distributions to limited partners	(388,542)	(370,656)	(338,602)
Cash paid to extinguish debt	(99,975)	—	(128,618)
Proceeds from issuance of debt, net of transaction costs	13,312,301	7,973,719	11,668,026
Repayments of debt	(12,427,699)	(9,118,685)	(10,456,671)
Net cash used in financing activities	(2,576,086)	(4,482,264)	(1,910,071)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	155,038	(967,974)	922,250
CASH AND CASH EQUIVALENTS, beginning of period	514,335	1,482,309	560,059
CASH AND CASH EQUIVALENTS, end of period	$669,373	$514,335	$1,482,309

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity
Balance at December 31, 2016	$43,405	$32	$(114,126)	$9,523,086	$(4,459,387)	$(682,562)	$649,464	$4,959,912
Exchange of limited partner units (500,411 common shares, Note 8)				6,005			(6,005)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (76,660 common shares, net)				(13,289)		13,289		—
Amortization of stock incentive				13,911				13,911
Treasury stock purchase (2,468,630 shares)						(407,002)		(407,002)
Long-term incentive performance units							38,305	38,305
Issuance of unit equivalents and other, net (16,161 common shares repurchased)				241	(39,489)	(2,788)	383	(41,653)
Unrealized loss on hedging activities			(30,505)				(4,607)	(35,112)
Currency translation adjustments			39,726				6,040	45,766
Changes in available-for-sale securities and other			4,987				746	5,733
Net gain reclassified from accumulated other comprehensive loss into earnings			(10,535)				(1,587)	(12,122)
Other comprehensive income			3,673				592	4,265
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				84,794			(84,794)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,231,259)		(338,602)	(2,569,861)
Distribution to other noncontrolling interest partners							(3,851)	(3,851)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and a $2,078 loss attributable to noncontrolling redeemable interests in properties					1,947,962		297,104	2,245,066
Balance at December 31, 2017	$43,077	$32	$(110,453)	$9,614,748	$(4,782,173)	$(1,079,063)	$552,596	$4,238,764
Exchange of limited partner units (92,732 common shares, Note 8)				1,004			(1,004)	—
Issuance of limited partner units (475,183 units)							84,103	84,103
Series J preferred stock premium amortization	(329)							(329)
Stock incentive program (51,756 common shares, net)				(8,651)		8,651		—
Redemption of limited partner units (454,704 units)				(76,555)			(4,951)	(81,506)
Amortization of stock incentive				12,029				12,029
Treasury stock purchase (2,275,194 shares)						(354,108)		(354,108)
Long-term incentive performance units							26,172	26,172
Cumulative effect of accounting change					7,264			7,264
Issuance of unit equivalents and other (18,680 common shares repurchased)				1,602	(109,147)	(2,911)	(2,510)	(112,966)
Unrealized gain on hedging activities			18,781				2,852	21,633
Currency translation adjustments			(40,766)				(6,271)	(47,037)
Changes in available-for-sale securities and other			324				49	373
Net loss reclassified from accumulated other comprehensive loss into earnings			6,097				923	7,020
Other comprehensive income			(15,564)				(2,447)	(18,011)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				156,241			(156,241)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,449,071)		(370,656)	(2,819,727)
Distribution to other noncontrolling interest partners							(1,741)	(1,741)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and $3,416 attributable to noncontrolling redeemable interests in properties					2,440,058		376,954	2,817,012
Balance at December 31, 2018	$42,748	$32	$(126,017)	$9,700,418	$(4,893,069)	$(1,427,431)	$500,275	$3,796,956

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity
Exchange of limited partner units (24,000 common shares, Note 8)				253			(253)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (90,902 common shares, net)				(16,589)		16,589		—
Redemption of limited partner units (43,255 units)				(6,453)			(393)	(6,846)
Amortization of stock incentive				12,604				12,604
Treasury stock purchase (2,247,074 shares)						(359,773)		(359,773)
Long-term incentive performance units							20,749	20,749
Issuance of unit equivalents and other (16,336 common shares repurchased)				19	(29,523)	(2,956)	139	(32,321)
Unrealized loss on hedging activities			(3,553)				(513)	(4,066)
Currency translation adjustments			(1,489)				(361)	(1,850)
Changes in available-for-sale securities and other			623				95	718
Net loss reclassified from accumulated other comprehensive loss into earnings			11,832				1,802	13,634
Other comprehensive income			7,413				1,023	8,436
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				65,821			(65,821)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,558,944)		(388,541)	(2,947,485)
Distribution to other noncontrolling interest partners							(2,446)	(2,446)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and a $431 loss attributable to noncontrolling redeemable interests in properties					2,101,584		320,120	2,421,704
Balance at December 31, 2019	$42,420	$32	$(118,604)	$9,756,073	$(5,379,952)	$(1,773,571)	$384,852	$2,911,250

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	December 31,	December 31,
	2019	2018
ASSETS:
Investment properties, at cost	$37,804,495	$37,092,670
Less — accumulated depreciation	13,905,776	12,884,539
	23,898,719	24,208,131
Cash and cash equivalents	669,373	514,335
Tenant receivables and accrued revenue, net	832,151	763,815
Investment in unconsolidated entities, at equity	2,371,053	2,220,414
Investment in Klépierre, at equity	1,731,649	1,769,488
Right-of-use assets, net	514,660	—
Deferred costs and other assets	1,214,025	1,210,040
Total assets	$31,231,630	$30,686,223
LIABILITIES:
Mortgages and unsecured indebtedness	$24,163,230	$23,305,535
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,390,682	1,316,861
Cash distributions and losses in unconsolidated entities, at equity	1,566,294	1,536,111
Lease liabilities	516,809	—
Other liabilities	464,304	500,597
Total liabilities	28,101,319	26,659,104
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	219,061	230,163
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	42,420	42,748
General Partner, 306,868,960 and 309,017,468 units outstanding, respectively	2,483,978	3,253,933
Limited Partners, 46,740,117 and 46,807,372 units outstanding, respectively	378,339	492,877
Total partners’ equity	2,904,737	3,789,558
Nonredeemable noncontrolling interests in properties, net	6,513	7,398
Total equity	2,911,250	3,796,956
Total liabilities and equity	$31,231,630	$30,686,223

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Year
	Ended December 31,
	2019	2018	2017
REVENUE:
Lease income	$5,243,771	$5,158,420	$5,109,099
Management fees and other revenues	112,942	116,286	121,259
Other income	398,476	370,582	296,978
Total revenue	5,755,189	5,645,288	5,527,336
EXPENSES:
Property operating	453,145	450,636	443,177
Depreciation and amortization	1,340,503	1,282,454	1,275,452
Real estate taxes	468,004	457,740	440,003
Repairs and maintenance	100,495	99,588	96,900
Advertising and promotion	150,344	151,241	150,865
Home and regional office costs	190,109	136,677	135,150
General and administrative	34,860	46,543	51,972
Other	109,898	94,110	131,477
Total operating expenses	2,847,358	2,718,989	2,724,996
OPERATING INCOME BEFORE OTHER ITEMS	2,907,831	2,926,299	2,802,340
Interest expense	(789,353)	(815,923)	(809,393)
Loss on extinguishment of debt	(116,256)	—	(128,618)
Income and other taxes	(30,054)	(36,898)	(23,343)
Income from unconsolidated entities	444,349	475,250	400,270
Unrealized losses in fair value of equity instruments	(8,212)	(15,212)	—
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	14,883	288,827	3,647
CONSOLIDATED NET INCOME	2,423,188	2,822,343	2,244,903
Net income attributable to noncontrolling interests	991	11,327	13
Preferred unit requirements	5,252	5,252	5,252
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$2,416,945	$2,805,764	$2,239,638
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$2,098,247	$2,436,721	$1,944,625
Limited Partners	318,698	369,043	295,013
Net income attributable to unitholders	$2,416,945	$2,805,764	$2,239,638
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$6.81	$7.87	$6.24

Consolidated Net Income	$2,423,188	$2,822,343	$2,244,903
Unrealized (loss) gain on derivative hedge agreements	(4,066)	21,633	(35,112)
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	13,634	7,020	(12,122)
Currency translation adjustments	(1,850)	(47,038)	45,766
Changes in available-for-sale securities and other	718	373	5,733
Comprehensive income	2,431,624	2,804,331	2,249,168
Comprehensive income attributable to noncontrolling interests	1,422	7,911	2,091
Comprehensive income attributable to unitholders	$2,430,202	$2,796,420	$2,247,077

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,423,188	$2,822,343	$2,244,903
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,394,172	1,349,776	1,357,351
Loss on debt extinguishment	116,256	—	128,618
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(14,883)	(288,827)	(3,647)
Gains on sales of marketable securities	—	—	(21,541)
Unrealized losses in fair value of equity instruments	8,212	15,212	—
Gain on interest in unconsolidated entity (Note 6)	—	(35,621)	—
Straight-line lease income	(67,139)	(18,325)	(26,543)
Equity in income of unconsolidated entities	(444,349)	(475,250)	(400,270)
Distributions of income from unconsolidated entities	428,769	390,137	374,101
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(157)	(17,518)	(26,170)
Deferred costs and other assets	(49,338)	(75,438)	(132,945)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	13,100	84,307	99,931
Net cash provided by operating activities	3,807,831	3,750,796	3,593,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(12,800)	(51,060)	(264,488)
Funding of loans to related parties	—	(4,641)	(71,532)
Proceeds on loans to related parties	7,641	—	—
Capital expenditures, net	(876,011)	(781,909)	(732,100)
Cash impact from the consolidation of properties	1,045	11,276	7,536
Net proceeds from sale of assets	6,776	183,241	19,944
Investments in unconsolidated entities	(63,789)	(63,397)	(157,173)
Purchase of equity instruments	(374,231)	(21,563)	(25,000)
Proceeds from sales of equity instruments	—	25,000	56,268
Insurance proceeds for property restoration	5,662	19,083	—
Distributions of capital from unconsolidated entities and other	229,000	447,464	405,078
Net cash used in investing activities	(1,076,707)	(236,506)	(761,467)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(328)	(329)	(328)
Purchase of units related to stock grant recipients' tax withholdings	(2,955)	(2,911)	(2,789)
Redemption of limited partner units	(6,846)	(81,506)	—
Purchase of general partner units	(359,773)	(354,108)	(407,002)
Distributions to noncontrolling interest holders in properties	(41,549)	(76,963)	(11,295)
Contributions from noncontrolling interest holders in properties	139	161	382
Partnership distributions	(2,949,401)	(2,821,642)	(2,571,776)
Cash paid to extinguish debt	(99,975)	—	(128,618)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	13,312,301	7,973,719	11,668,026
Mortgage and unsecured indebtedness principal payments	(12,427,699)	(9,118,685)	(10,456,671)
Net cash used in financing activities	(2,576,086)	(4,482,264)	(1,910,071)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	155,038	(967,974)	922,250
CASH AND CASH EQUIVALENTS, beginning of period	514,335	1,482,309	560,059
CASH AND CASH EQUIVALENTS, end of period	$669,373	$514,335	$1,482,309

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity
Balance at December 31, 2016	$43,405	$4,267,043	$644,348	$5,116	$4,959,912
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (500,411 units)		6,005	(6,005)		—
Stock incentive program (76,660 common shares, net)		—			—
Amortization of stock incentive		13,911			13,911
Treasury unit purchase (2,468,630 units)		(407,002)			(407,002)
Long-term incentive performance units			38,305		38,305
Issuance of unit equivalents and other (103,941 units and 16,161 common units)		(42,036)	1	382	(41,653)
Unrealized loss on hedging activities		(30,505)	(4,607)		(35,112)
Currency translation adjustments		39,726	6,040		45,766
Changes in available-for-sale securities and other		4,987	746		5,733
Net gain reclassified from accumulated other comprehensive loss into earnings		(10,535)	(1,587)		(12,122)
Other comprehensive income		3,673	592		4,265
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		84,794	(84,794)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,227,922)	(338,602)	(3,851)	(2,573,712)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and a $2,078 loss attributable to noncontrolling redeemable interests in properties	3,337	1,944,625	295,013	2,091	2,245,066
Balance at December 31, 2017	$43,077	$3,643,091	$548,858	$3,738	$4,238,764
Issuance of limited partner units (475,183 units)			84,103		84,103
Series J preferred stock premium and amortization	(329)				(329)
Limited partner units exchanged to common units (92,732 units)		1,004	(1,004)		—
Stock incentive program (51,756 common units, net)		—			—
Amortization of stock incentive		12,029			12,029
Redemption of limited partner units (454,704 units)		(76,555)	(4,951)		(81,506)
Treasury unit purchase (2,275,194 units)		(354,108)			(354,108)
Long-term incentive performance units			26,172		26,172
Cumulative effect of accounting change		7,264			7,264
Issuance of unit equivalents and other (18,680 common units)		(110,456)		(2,510)	(112,966)
Unrealized gain on hedging activities		18,781	2,852		21,633
Currency translation adjustments		(40,766)	(6,271)		(47,037)
Changes in available-for-sale securities and other		324	49		373
Net loss reclassified from accumulated other comprehensive loss into earnings		6,097	923		7,020
Other comprehensive income		(15,564)	(2,447)		(18,011)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		156,241	(156,241)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,445,734)	(370,656)	(1,741)	(2,821,468)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and $3,416 attributable to noncontrolling redeemable interests in properties	3,337	2,436,721	369,043	7,911	2,817,012
Balance at December 31, 2018	$42,748	$3,253,933	$492,877	$7,398	$3,796,956
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (24,000 units)		253	(253)		—
Stock incentive program (90,902 common units, net)		—			—
Amortization of stock incentive		12,604			12,604
Redemption of limited partner units (43,255 units)		(6,453)	(393)		(6,846)
Treasury unit purchase (2,247,074 units)		(359,773)			(359,773)
Long-term incentive performance units			20,749		20,749
Issuance of unit equivalents and other (16,336 common units)		(32,460)		139	(32,321)
Unrealized loss on hedging activities		(3,553)	(513)		(4,066)
Currency translation adjustments		(1,489)	(361)		(1,850)
Changes in available-for-sale securities and other		623	95		718
Net loss reclassified from accumulated other comprehensive loss into earnings		11,832	1,802		13,634
Other comprehensive income		7,413	1,023		8,436
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		65,821	(65,821)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,555,607)	(388,541)	(2,446)	(2,949,931)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and a $431 loss attributable to noncontrolling redeemable interests in properties	3,337	2,098,247	318,698	1,422	2,421,704
Balance at December 31, 2019	$42,420	$2,483,978	$378,339	$6,513	$2,911,250

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®.  As of December 31, 2019, we owned or held an interest in 204 income-producing properties in the United States, which consisted of 106 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 11 other retail properties in 37 states and Puerto Rico. Internationally, as of December 31, 2019, we had ownership interests in 29 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of December 31, 2019, we also owned a 22.2% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 15 countries in Europe.

We generate the majority of our lease income from retail, dining, entertainment and other tenants including consideration received from:

●	Fixed minimum lease consideration and fixed common area maintenance (CAM) reimbursements and,
●	Variable lease consideration primarily based on tenants’ sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items.

Revenues of our management company, after intercompany eliminations, consist primarily of management fees that are typically based upon the revenues of the property being managed.

We also grow by generating supplemental revenues from the following activities:

●	establishing our properties as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including payment systems (such as handling fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,
●	offering property operating services to our tenants and others, including waste handling and facility services, and the provision of energy services,
●	selling or leasing land adjacent to our properties, commonly referred to as “outlots” or “outparcels,” and
●	generating interest income on cash deposits and investments in loans, including those made to related entities.

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

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2019 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the periods presented, we did not provide financial or other support to any identified VIE that we were not contractually obligated to provide.

Investments in partnerships and joint ventures represent our noncontrolling ownership interests. We account for these unconsolidated entities using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, cash contributions and distributions, and foreign currency fluctuations, if applicable. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences. We separately report investments in partnerships and joint ventures for which accumulated distributions have exceeded investments in and our share of net income of the partnerships and joint ventures within cash distributions and losses in partnerships and joint ventures, at equity in the consolidated balance sheets. The net equity of certain partnerships and joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes non-cash charges for depreciation and amortization.

As of December 31, 2019, we consolidated 133 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 82 properties, or the joint venture properties, as well as our investment in Klépierre, Aéropostale, Authentic Brands Group LLC, or ABG, HBS Global Properties, or HBS, and Rue Gilt Groupe, or RGG, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 57 of the 82 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, and the United Kingdom comprise 21 of the remaining 25 properties. These international properties are managed by joint ventures in which we share control.

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

Our weighted average ownership interest in the Operating Partnership was as follows:

	For the Year Ended
	December 31,
	2019	2018	2017
Weighted average ownership interest	86.8%	86.8%	86.8%

As of December 31, 2019 and 2018, our ownership interest in the Operating Partnership was 86.8%. We adjust the noncontrolling limited partners’ interest at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

3. Summary of Significant Accounting Policies

Investment Properties

Investment properties consist of the following as of December 31:

	2019	2018
Land	$3,692,056	$3,673,023
Buildings and improvements	33,664,683	32,994,937
Total land, buildings and improvements	37,356,739	36,667,960
Furniture, fixtures and equipment	447,756	424,710
Investment properties at cost	37,804,495	37,092,670
Less — accumulated depreciation	13,905,776	12,884,539
Investment properties at cost, net	$23,898,719	$24,208,131
Construction in progress included above	$812,982	$561,556

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

	For the Year Ended
	December 31,
	2019	2018	2017
Capitalized interest	$33,342	$19,871	$24,754

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

We review investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances which indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property’s cash flows, ending occupancy or total sales per square foot. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization during the anticipated holding period plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value.

We also review our investments, including investments in unconsolidated entities, to identify and evaluate whether events or changes in circumstances indicate that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments is other-than-temporary.

Our evaluation of changes in economic or operating conditions may include developing estimates of forecasted cash flows or operating income before depreciation and amortization to support the recoverability of the carrying amount of the investment. We estimate undiscounted cash flows and fair value using observable and unobservable data such as operating income before depreciation and amortization, estimated capitalization and discount rates, or relevant market

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

multiples, leasing prospects and local market information. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

Purchase Accounting

We allocate the purchase price of asset acquisitions and any excess investment in unconsolidated entities to the various components of the acquisition based upon the relative fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in-place leases and we estimate:

●	the relative fair value of land and related improvements and buildings on an as-if-vacant basis,
●	the market value of in-place leases based upon our best estimate of current market rents and amortize the resulting market rent adjustment into lease income,
●	the value of costs to obtain tenants, including tenant allowances and improvements and leasing commissions, and
●	the value of lease income and recovery of costs foregone during a reasonable lease-up period, as if the space was vacant.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers’ acceptances, Eurodollars, repurchase agreements, and money market deposits or securities. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions of high credit quality. However, at certain times, such cash and cash equivalents are in excess of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits. See Notes 4 and 8 for disclosures about non-cash investing and financing transactions.

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At December 31, 2019 and 2018, we had equity instruments with readily determinable fair values of $68.2 million and $78.1 million, respectively. Effective January 1, 2018, changes in fair value of these equity instruments are recorded in earnings. We recognized a cumulative effect adjustment of $7.3 million as of January 1, 2018 to reclassify unrealized gains previously reported in accumulated other comprehensive income (loss) as a result of the adoption of Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” Non-cash mark-to-market adjustments related to an investment we hold in units of a publicly traded real estate investment trust are included in unrealized losses in fair value of equity instruments in our consolidated statements of operations and comprehensive income. Non-cash mark-to-market adjustments related to other non-real estate securities with readily determinable fair values for the years ended December 31, 2019 and 2018 were $5.0 million and nil, respectively, and these losses were recorded in other expense in

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

our consolidated statements of operations and comprehensive income. At December 31, 2019 and 2018, we had equity instruments without readily determinable fair values of $295.4 million and $175.7 million, respectively, for which we have elected the measurement alternative under this guidance. We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the years ended December 31, 2019 and 2018.

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

At December 31, 2019 and 2018, we held debt securities of $52.8 million and $40.1 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at December 31, 2019 and 2018 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset balance of $17.5 million and $10.9 million at December 31, 2019 and 2018, respectively, and a gross liability balance of $3.8 million and $6.2 million at December 31, 2019 and 2018, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Notes 3 and 4 include discussions of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of fair value, net operating results of the property, capitalization rates and discount rates.

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

Segment and Geographic Locations

Our primary business is the ownership, development, and management of premier shopping, dining, entertainment and mixed use real estate. We have aggregated our retail operations, including malls, Premium Outlets, The Mills, and our international investments into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same, tenants.  As of December 31, 2019, approximately 6.2% of our consolidated long-lived assets and 2.9% of our consolidated total revenues were derived from assets located outside the United States.  As of December 31, 2018, approximately 6.1% of our consolidated long-lived assets and 3.0% of our consolidated total revenues were derived from assets located outside the United States.

Deferred Costs and Other Assets

Deferred costs and other assets include the following as of December 31:

	2019	2018
Deferred lease costs, net	$209,277	$249,010
In-place lease intangibles, net	31,417	65,825
Acquired above market lease intangibles, net	44,337	64,813
Marketable securities of our captive insurance companies	52,760	40,099
Goodwill	20,098	20,098
Other marketable and non-marketable securities	363,554	253,732
Prepaids, notes receivable and other assets, net	492,582	516,463
	$1,214,025	$1,210,040

Deferred Lease Costs

Our deferred leasing costs consist primarily of initial direct costs and, prior to the adoption of ASC 842, capitalized salaries and related benefits, in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of these deferred costs as of December 31 are as follows:

	2019	2018
Deferred lease costs	$443,313	$497,570
Accumulated amortization	(234,036)	(248,560)
Deferred lease costs, net	$209,277	$249,010

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

Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated statements of operations and comprehensive income include amortization of deferred leasing costs as follows:

	For the Year Ended December 31,
	2019	2018	2017
Amortization of deferred leasing costs	$57,201	$56,646	$54,323

Intangibles

The average remaining life of in-place lease intangibles is approximately 2.0 years and is being amortized on a straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases is amortized into lease income over the remaining lease life as a component of reported lease income. The weighted average remaining life of these intangibles is approximately 2.6 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $44.8 million and $66.7 million as of December 31, 2019 and 2018, respectively. The amount of amortization of above and below market leases, net, which increased lease income for the years ended December 31, 2019, 2018, and 2017, was $1.9 million, $1.0 million and $2.8 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings.

Details of intangible assets as of December 31 are as follows:

	2019	2018
In-place lease intangibles	$196,007	$291,613
Accumulated amortization	(164,590)	(225,788)
In-place lease intangibles, net	$31,417	$65,825

	2019	2018
Acquired above market lease intangibles	$252,934	$253,973
Accumulated amortization	(208,597)	(189,160)
Acquired above market lease intangibles, net	$44,337	$64,813

Estimated future amortization and the increasing (decreasing) effect on lease income for our above and below market leases as of December 31, 2019 are as follows:

	Below	Above	Impact to
	Market	Market	Lease
	Leases	Leases	Income, Net
2020	$16,943	$(15,642)	$1,301
2021	7,970	(10,226)	(2,256)
2022	5,348	(7,421)	(2,073)
2023	4,063	(5,388)	(1,325)
2024	3,151	(3,645)	(494)
Thereafter	7,302	(2,015)	5,287
	$44,777	$(44,337)	$440

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

As of December 31, 2019 and 2018, we had no outstanding interest rate derivatives. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of December 31, 2019 and 2018, respectively.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $10.6 million as of December 31, 2019, compared to an unamortized loss of $3.0 million as of December 31, 2018. Within the next year, we expect to reclassify to earnings approximately $1.9 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at December 31, 2019 and 2018 (in millions):

		Asset (Liability) Value as of
		December 31,	December 31,
Notional Value	Maturity Date	2019	2018
€50.0	May 15, 2019	—	(0.8)
€50.0	March 20, 2020	(0.5)	—
€50.0	March 20, 2020	(0.5)	—
€50.0	March 20, 2020	(0.5)	—
€50.0	May 15, 2020	1.5	(1.5)
€100.0	June 18, 2020	(0.6)	—
€90.0	June 18, 2020	(0.5)	—
€100.0	December 18, 2020	(0.6)	—
€100.0	December 18, 2020	(0.6)	—
€50.0	May 14, 2021	1.3	(2.0)

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We use a Euro-denominated cross-currency swap agreement to manage our exposure to changes in foreign exchange rates by swapping $150.0 million of 4.38% fixed rate U.S. dollar-denominated debt to 1.37% fixed rate Euro-denominated debt of €121.6 million. The cross-currency swap matures on December 1, 2020. The fair value of our cross-currency swap agreement at December 31, 2019 and 2018 was $14.7 million and $10.9 million, respectively, and is included in deferred costs and other assets.

We have designated the currency forward contracts and cross-currency swaps as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro or Yen-denominated joint venture investment.

The total gross accumulated other comprehensive income related to Simon’s derivative activities, including our share of other comprehensive income from unconsolidated entities, was $41.2 million and $32.9 million as of December 31, 2019 and 2018, respectively. The total gross accumulated other comprehensive income related to the Operating Partnership’s derivative activities, including our share of the other comprehensive income from unconsolidated entities, was $47.5 million and $37.9 million as of December 31, 2019 and 2018, respectively.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows as of December 31:

	2019	2018
Limited partners’ interests in the Operating Partnership	$378,339	$492,877
Nonredeemable noncontrolling interests in properties, net	6,513	7,398
Total noncontrolling interests reflected in equity	$384,852	$500,275

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total gross accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($160.4 million) and ($158.9 million) as of December 31, 2019 and 2018, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

				Affected line item where
	2019	2018	2017	net income is presented
Accumulated derivative losses, net	$(2,782)	$(7,020)	$(9,419)	Interest expense
	(10,852)	—	—	Loss on extinguishment of debt
	1,802	923	1,233	Net income attributable to noncontrolling interests
	$(11,832)	$(6,097)	$(8,186)

Realized gain on sale of marketable securities	$—	$—	$21,541	Other income
	—	—	(2,820)	Net income attributable to noncontrolling interests
	$—	$—	$18,721

The Operating Partnership

The total gross accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($184.8 million) and ($183.0 million) as of December 31, 2019 and 2018, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

				Affected line item where
	2019	2018	2017	net income is presented
Accumulated derivative losses, net	$(2,782)	$(7,020)	$(9,419)	Interest expense
	(10,852)	—	—	Loss on extinguishment of debt
	$(13,634)	$(7,020)	$(9,419)

Realized gain on sale of marketable securities	$—	$—	$21,541	Other income

Revenue Recognition

We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue fixed lease income on a straight line basis over the terms of the leases. Substantially all of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize this variable lease consideration only when each tenant’s sales exceed the applicable sales threshold. We amortize any tenant inducements as a reduction of lease income utilizing the straight line method over the term of the related lease or occupancy term of the tenant, if shorter.

We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance.  Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation or otherwise. For substantially

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

all of our leases in the U.S. mall portfolio, we receive a fixed payment from the tenant for the CAM component which is recognized as lease income on a straight-line basis over the term of the lease beginning with the adoption of ASC 842. When not reimbursed by the fixed CAM component, CAM expense reimbursements are based on the tenant’s proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We accrue all variable reimbursements from tenants for recoverable portions of all of these expenses as variable lease consideration in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.  Provisions for credit losses that are not probable of collection are recognized as a reduction of lease income.  Refer to note 9 for further disclosure of lease income.

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

Revenues from insurance premiums charged to unconsolidated properties are recognized on a pro-rata basis over the terms of the policies. Insurance losses on these policies and our self-insurance for our consolidated properties are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management’s estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2019 and 2018 approximated $74.5 million and $82.5 million, respectively, and are included in other liabilities in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiary is included within the “Equity Instruments and Debt Securities” section above.

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

As of December 31, 2019 and 2018, we had net deferred tax liabilities of $257.7 million and $278.3 million, respectively, which primarily relate to the temporary differences between the carrying value of balance sheet assets and liabilities and their tax bases. These differences were primarily created through the consolidation of various European assets in 2016. Additionally, we have deferred tax liabilities related to our TRSs, consisting of operating losses and other carryforwards for U.S. federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries, though these amounts are not material to the financial statements. The net deferred tax liability is included in other liabilities in the accompanying consolidated balance sheets.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases," codified as Accounting Standards Codification (ASC) 842, which results in lessees recognizing most leased assets and corresponding lease liabilities on the balance sheet.  Certain refinements were made to lessor accounting to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09, “Revenue From Contracts With Customers”, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. ASC 842 also limits the capitalization of leasing costs to initial direct costs, which, if applied in 2018, would have reduced our capitalized leasing costs and correspondingly increased expenses by approximately $45 million.

Substantially all of our revenues and the revenues of our equity method investments in real estate are earned from arrangements that are within the scope of ASC 842. On July 30, 2018, the FASB issued ASU 2018-11, also codified as ASC 842, which created a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single lease component.  We determined that our lease arrangements meet the criteria under the practical expedient to account for lease and non-lease components as a single lease component, which alleviates the requirement upon adoption of ASC 842 that we reallocate or separately present consideration from lease and non-lease components. On January 1, 2019, we began recognizing consideration received from fixed common area maintenance arrangements on a straight-line basis as this consideration is attributed to the lease component.

Further, ASC 842 requires recognition on our consolidated balance sheets of leases of land and other arrangements where we are the lessee. Upon adoption on January 1, 2019, we recognized a right of use asset and corresponding lease liability of $524.0 million representing the present value of future lease payments required under our lessee arrangements. We utilized lease terms ranging from 2019 to 2090 including periods for which exercising an extension option is reasonably assured, and discount rates from 3.97% to 5.52% when determining the present value of future lease payments. All of our existing lessee arrangements upon adoption continue to be classified as operating leases and the pattern of lease expense recognition is unchanged. Refer to note 10 for further disclosure regarding ground leases and office leases recognized as a result of the adoption of ASC 842.

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

4. Real Estate Acquisitions and Dispositions

We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during 2019, 2018, and 2017.

Our consolidated and unconsolidated acquisition and disposition activity for the periods presented are as follows:

2019 Acquisitions

On September 19, 2019, we acquired the remaining 50% interest in a hotel adjacent to one of our properties for cash consideration of $12.8 million. As of closing, the property was subject to a $21.5 million, 4.02% variable rate mortgage. We accounted for this transaction as an asset acquisition and substantially all our investment relates to investment property.

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

2019 Dispositions

During 2019, we disposed of our interests in one multi-family residential investment. Our share of the gross proceeds on this transaction was $17.9 million. Our share of the gain of $16.2 million is included in other income in the accompanying consolidated statement of operation and comprehensive income. We also recorded net gains of $62.1 million, primarily related to Klépierre’s disposition of its interests in certain shopping centers, as discussed in Note 6 to the consolidated financial statements.

2018 Dispositions

During 2018, we recorded net gains of $288.8 million primarily related to disposition activity which included the foreclosure of two consolidated retail properties in satisfaction of their $200.0 million and $80.0 million non-recourse mortgage loans and, as discussed in Note 6, our interest in the German department store properties owned through our investment in HBS was sold during the fourth quarter of 2018. Also, as discussed further in Note 6, Klépierre disposed of its interests in certain shopping centers during 2018, resulting in a gain of which our share was $20.2 million.

2017 Dispositions

During 2017, we disposed of our interest in one unconsolidated retail property. The loss recognized on this transaction was approximately $1.3 million. As discussed in Note 6, Klépierre disposed of its interests in certain shopping centers during the second quarter, resulting in a gain of which our share was $5.0 million.

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

Simon

	For the Year Ended December 31,
	2019	2018	2017
Net Income attributable to Common Stockholders — Basic and Diluted	$2,098,247	$2,436,721	$1,944,625
Weighted Average Shares Outstanding — Basic and Diluted	307,950,112	309,627,178	311,517,345

For the year ended December 31, 2019, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the years ended December 31, 2019, 2018, and 2017. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The Operating Partnership

	For the Year Ended December 31,
	2019	2018	2017
Net Income attributable to Unitholders — Basic and Diluted	$2,416,945	$2,805,764	$2,239,638
Weighted Average Units Outstanding — Basic and Diluted	354,724,019	356,520,452	358,776,632

For the year ended December 31, 2019, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the years ended December 31, 2019, 2018, and 2017. We accrue distributions when they are declared.

The taxable nature of the dividends declared and Operating Partnership distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2019	2018	2017
Total dividends/distributions paid per common share/unit	$8.30	$7.90	$7.15
Percent taxable as ordinary income	100.00%	96.20%	100.00%
Percent taxable as long-term capital gains	0.00%	3.80%	0.00%
	100.00%	100.00%	100.00%

In the first quarter of 2020, Simon’s Board of Directors declared a quarterly cash dividend of $2.10 per share of common stock payable on February 28, 2020 to stockholders of record on February 14, 2020. The Operating Partnership’s distribution rate on its units is equal to the dividend rate on Simon’s common stock.

6. Investments in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 82 properties as of December 31, 2019 and 81 properties as of December 31, 2018.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of December 31, 2019 and 2018, we had construction loans and other advances to related parties totaling $78.4 million and $85.8 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

On October 16, 2019, we contributed approximately $276.8 million consisting of cash and the Shop Premium Outlets, or SPO, assets for a 45% noncontrolling interest in Rue Gilt Groupe, or RGG, to create a new multi-platform venture dedicated to digital value shopping.  We attributed substantially all of our investment to goodwill and certain amortizing and non-amortizing intangibles.

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

During the first quarter of 2019, we disposed of our interests in a multi-family residential investment. Our share of the gross proceeds was $17.9 million. The gain of $16.2 million is included in other income in the accompanying consolidated statement of operations and comprehensive income.

On September 25, 2018, as discussed in Note 4, we acquired the remaining 50% interest in The Outlets at Orange from our joint venture partner.  The Operating Partnership issued 475,183 units at a price of $176.99 to acquire this remaining interest.  As a result of this acquisition, we now own 100% of this property.

As of December 31, 2019 and 2018, we had an 11.7%noncontrolling equity interest in HBS, a joint venture we formed with Hudson’s Bay Company. In the fourth quarter of 2019, we recorded an impairment charge of $47.2 million to reduce our investment in HBS to its estimated fair value.  During the fourth quarter of 2018, our interest in the German department store properties was sold to Hudson’s Bay Company and SIGNA Retail Holdings resulting in a gain of $91.1 million. These amounts are included in gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the consolidated statements of operations and comprehensive income.  Our share of net (loss) income, net of amortization of our excess investment excluding impairment, was ($16.2) million and $15.1 million for the year ended December 31, 2019 and 2018, respectively.  Total revenues, operating income before other items and consolidated net (loss) income were approximately $133.4 million, $26.5 million and ($24.7) million, respectively, for the year ended December 31, 2019 and $326.3 million, $196.3 million, and $105.9 million, respectively for the year ended December 31, 2018.

On June 7, 2018, Aventura Mall, a property in which we own a noncontrolling 33.3% interest, refinanced its $1.2 billion mortgage loan and its $200.8 million construction loan with a $1.75 billion mortgage loan at a fixed interest rate of 4.12% that matures on July 1, 2028.  An early repayment charge of $30.9 million was incurred at the property, which along with the write-off of deferred debt issuance costs of $6.5 million, is included in interest expense in the accompanying combined joint venture statements of operations.  Our $12.5 million share of the charge associated with the repayment is included in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Excess proceeds from the financing were distributed to the venture partners.

In May 2017, Colorado Mills, a property in which we have a noncontrolling 37.5% interest, sustained significant hail damage.  During the second quarter of 2017, the property recorded an impairment charge of approximately $32.5 million based on the net carrying value of the assets damaged, which was fully offset by anticipated insurance recoveries.  As of December 31, 2019, the property had received business interruption proceeds and also property damage proceeds of $67.9 million, which resulted in the property recording a $3.0 million gain in 2019. As of December 31, 2018, the property had received business interruption proceeds and also property damage proceeds of $65.9 million, which resulted in the property recording a $33.4 million gain in 2018.  For the periods ended December 31, 2019 and 2018, respectively, our $1.1 million and $12.5 million share of the gain is reflected within the gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

In 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  As a result, we recognized a $35.6 million non-cash gain representing the increase in value of our previously held interest in the licensing venture, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.  At December 31, 2019, our noncontrolling equity method interests in the operations venture of Aéropostale and in ABG were 44.95% and 5.40%, respectively.

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

European Investments

At December 31, 2019, we owned 63,924,148 shares, or approximately 22.2%, of Klépierre, which had a quoted market price of $37.96 per share.  Our share of net income, net of amortization of our excess investment, was $145.2 million, $98.8 million and $50.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total assets, total liabilities, and noncontrolling interests were $19.6 billion, $12.9 billion, and $1.3 billion, respectively, as of December 31, 2019 and $20.0 billion, $12.7 billion, and $1.4 billion, respectively, as of December 31, 2018. Klépierre’s total revenues, operating income before other items and consolidated net income were approximately $1.5 billion, $626.3 million and $655.5 million, respectively, for the year ended December 31, 2019, $1.6 billion, $670.4 million and $693.0 million, respectively, for the year ended December 31, 2018, and $1.5 billion, $545.7 million and $381.3 million, respectively, for the year ended December 31, 2017.

During the years ended December 31, 2019, 2018 and 2017, Klépierre completed the disposal of its interests in certain shopping centers. In connection with these disposals, we recorded gains of $58.6 million, $20.2 million and $5.0 million, respectively, representing our share of the gains recognized by Klépierre, which is included in gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in nine Designer Outlet properties, of which six are consolidated by us, as of December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, our legal percentage ownership interests in these properties ranged from 45% to 94%. Due to certain redemption rights held by our venture partner, which will require us to purchase their interests under certain circumstances, the noncontrolling interest is presented (i) in the accompanying Simon consolidated balance sheets outside of equity in limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and (ii) in the accompanying Operating Partnership consolidated balance sheets within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties.

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

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At December 31, 2019 and 2018, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40%noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $212.1 million and $232.1 million as of December 31, 2019 and 2018, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

$173.9 million and $166.3 million as of December 31, 2019 and 2018, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

A summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding Klépierre, Aéropostale, ABG, HBS, and RGG, follows.

COMBINED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets:
Investment properties, at cost	$19,525,665	$18,807,449
Less - accumulated depreciation	7,407,627	6,834,633
	12,118,038	11,972,816
Cash and cash equivalents	1,015,864	1,076,398
Tenant receivables and accrued revenue, net	510,157	445,148
Right-of-use assets, net	185,302	—
Deferred costs and other assets	384,663	390,818
Total assets	$14,214,024	$13,885,180
Liabilities and Partners’ Deficit:
Mortgages	$15,391,781	$15,235,415
Accounts payable, accrued expenses, intangibles, and deferred revenue	977,112	976,311
Lease liabilities	186,594	—
Other liabilities	338,412	344,205
Total liabilities	16,893,899	16,555,931
Preferred units	67,450	67,450
Partners’ deficit	(2,747,325)	(2,738,201)
Total liabilities and partners’ deficit	$14,214,024	$13,885,180
Our Share of:
Partners’ deficit	$(1,196,926)	$(1,168,216)
Add: Excess Investment	1,525,903	1,594,198
Our net Investment in unconsolidated entities, at equity	$328,977	$425,982

“Excess Investment” represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures or other investments acquired and has been determined to relate to the fair value of the investment properties, intangible assets, including goodwill, and debt premiums and discounts. We amortize excess investment over the life of the related depreciable components of assets acquired, typically no greater than 40 years, the terms of the applicable leases, the estimated useful lives of the finite lived intangibles, and the applicable debt maturity, respectively. The amortization is included in the reported amount of income from unconsolidated entities.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

As of December 31, 2019, scheduled principal repayments on these joint venture properties’ mortgage indebtedness are as follows:

2020	$946,309
2021	2,476,864
2022	1,927,938
2023	1,267,179
2024	2,297,118
Thereafter	6,512,206
Total principal maturities	15,427,614
Debt issuance costs	(35,833)
Total mortgages	$15,391,781

This debt becomes due in installments over various terms extending through 2035 with interest rates ranging from 0.18% to 10.53% and a weighted average interest rate of 3.94% at December 31, 2019.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

COMBINED STATEMENTS OF OPERATIONS

	December 31,
	2019	2018	2017
REVENUE:
Lease income	$3,088,594	$3,045,668	$2,933,655
Other income	322,398	326,575	290,515
Total revenue	3,410,992	3,372,243	3,224,170
OPERATING EXPENSES:
Property operating	587,062	590,921	551,885
Depreciation and amortization	681,764	652,968	640,286
Real estate taxes	266,013	259,567	245,646
Repairs and maintenance	85,430	87,408	81,309
Advertising and promotion	89,660	87,349	86,480
Other	196,178	187,292	184,037
Total operating expenses	1,906,107	1,865,505	1,789,643
Operating Income Before Other Items	1,504,885	1,506,738	1,434,527
Interest expense	(636,988)	(663,693)	(593,062)
Gain (loss) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	24,609	33,367	(2,239)
Net Income	$892,506	$876,412	$839,226
Third-Party Investors’ Share of Net Income	$460,696	$436,767	$424,533
Our Share of Net Income	$431,810	$439,645	$414,693
Amortization of Excess Investment	(83,556)	(85,252)	(89,804)
Our Share of Gain on Sale or Disposal of Assets and Interests in Other Income in the Consolidated Financial Statements	(9,156)	—	—
Our Share of (Gain) Loss on Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities, net	(1,133)	(12,513)	1,342
Income from Unconsolidated Entities	$337,965	$341,880	$326,231

Our share of income from unconsolidated entities in the above table, aggregated with our share of results of Klépierre, Aéropostale, ABG, HBS, and RGG, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain (loss) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net is reflected within gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

7. Indebtedness

Our mortgages and unsecured indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2019	2018
Fixed-Rate Debt:
Mortgage notes, including $6,775 and $11,822 of net premiums and $15,195 and $14,522 of debt issuance costs, respectively. Weighted average interest and maturity of 3.87% and 4.8 years at December 31, 2019.	$6,156,595	$6,099,787
Unsecured notes, including $54,976 and $44,691 of net discounts and $70,297 and $58,822 of debt issuance costs, respectively. Weighted average interest and maturity of 3.07% and 9.3 years at December 31, 2019.	15,747,267	15,535,468
Commercial Paper (see below)	1,327,050	758,681
Total Fixed-Rate Debt	23,230,912	22,393,936
Variable-Rate Debt:
Mortgages notes, including $4,721 and $5,901 of debt issuance costs, respectively. Weighted average interest and maturity of 2.62% and 2.0 years at December 31, 2019.	751,130	736,274
Credit Facility (see below), including $11,067 and $16,930 of debt issuance costs, respectively, at December 31, 2019.	113,933	108,070
Total Variable-Rate Debt	865,063	844,344
Other Debt Obligations	67,255	67,255
Total Mortgages and Unsecured Indebtedness	$24,163,230	$23,305,535

General.  Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2019, we were in compliance with all covenants of our unsecured debt.

At December 31, 2019, our consolidated subsidiaries were the borrowers under 46 non-recourse mortgage notes secured by mortgages on 50 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2019, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Unsecured Debt

At December 31, 2019, our unsecured debt consisted of $15.9 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and $1.3 billion outstanding under the Operating Partnership’s global unsecured commercial paper program, or Commercial Paper program.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

On December 31, 2019, we had an aggregate available borrowing capacity of $6.0 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the year ended December 31, 2019 was $130.7 million and the weighted average outstanding balance was $125.1 million. Letters of credit of $11.4 million were outstanding under the Credit Facilities as of December 31, 2019.

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

The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. The initial maturity date of the Supplemental Facility was extended to June 30, 2022 and can be extended for an additional year to June 30, 2023 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 77.5 basis points, with an additional facility fee of 10 basis points.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2019, we had $1.3 billion outstanding under the Commercial Paper program, of which $1.0 billion was comprised of U.S. dollar denominated notes with a weighted average interest rate of 1.72% and $269.2 million was comprised of Euro denominated notes with a weighted average interest rate of (0.38%).  These borrowings have a weighted average maturity date of March 6, 2020 and reduce amounts otherwise available under the Credit Facilities.

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

On October 7, 2019, the Operating Partnership completed the early redemption of its $900 million 4.375% notes due March 1, 2021, $700 million 4.125% notes due December 1, 2021, $600 million 3.375% notes due March 15, 2022 and €375 million of the €750 million 2.375% notes due October 2, 2020.  We recorded a $116.3 million loss on extinguishment of debt in the fourth quarter as a result of the early redemption.

Mortgage Debt

Total mortgage indebtedness was $6.9 billion and $6.8 billion at December 31, 2019 and 2018, respectively.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Debt Maturity and Other

Our scheduled principal repayments on indebtedness as of December 31, 2019 are as follows:

2020	$2,857,060	(1)
2021	1,541,478
2022	2,872,980
2023	1,868,669
2024	2,896,466
Thereafter	12,208,803
Total principal maturities	24,245,456
Net unamortized debt premium	6,775
Net unamortized debt discount	(54,976)
Debt issuance costs, net	(101,280)
Other Debt Obligations	67,255
Total mortgages and unsecured indebtedness	$24,163,230

(1)	Includes $1.3 billion in Global Commercial Paper.

Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2019	2018	2017
Cash paid for interest	$803,728	$811,971	$814,729

Debt Issuance Costs

Our debt issuance costs consist primarily of financing fees we incurred in order to obtain long-term financing. We record amortization of debt issuance costs on a straight-line basis over the terms of the respective loans or agreements. Details of those debt issuance costs as of December 31 are as follows:

	2019	2018
Debt issuance costs	$187,514	$204,189
Accumulated amortization	(86,234)	(108,014)
Debt issuance costs, net	$101,280	$96,175

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

	For the Year Ended December 31,
	2019	2018	2017
Amortization of debt issuance costs	$21,499	$21,445	$21,707
Amortization of debt discounts/(premiums)	1,571	1,618	1,357

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness including commercial paper was $23.2 billion and $22.4 billion as of December 31, 2019 and 2018, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	December 31,	December 31,
	2019	2018
Fair value of consolidated fixed rate mortgages and unsecured indebtedness	$23,231	$22,323
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	3.75%	4.55%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	3.67%	4.50%

8. Equity

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

Common Stock and Unit Issuances and Repurchases

In 2019, Simon issued 24,000 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the year ended December 31, 2019, the Operating Partnership redeemed 43,255 units from nine limited partners for $6.8 million in cash.  In 2018, Simon issued 92,732 shares of common stock to two limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the year ended December 31, 2018, the Operating Partnership redeemed 454,704 units from eight limited partners for $81.5 million in cash.  These transactions increased Simon’s ownership interest in the Operating Partnership.

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

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new program, the Company may purchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the year ended December 31, 2019, Simon purchased 2,247,074 shares at an average price of $160.11 per share, of which 46,377 shares at an average price of $164.49 were purchased as part of the previous program.  During the year ended December 31, 2018, Simon repurchased 2,275,194 shares at an average price of $155.64 per share as part of the previous program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

The remaining noncontrolling interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control, are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded and presented within accumulated deficit in the consolidated statements of equity in the line issuance of unit equivalents and other. There were no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2019 and 2018. The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2019	2018
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	193,524	204,626
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$219,061	$230,163

7.50% Cumulative Redeemable Preferred Units.  This series of preferred units accrues cumulative quarterly distributions at a rate of $7.50 annually. The preferred units are redeemable by the Operating Partnership upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock at our election. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the option of the Operating Partnership in either cash or shares of common stock.  These preferred units have a carrying value of $25.5 million and are included in limited partners’ preferred interest in the Operating Partnership in the consolidated balance sheets at December 31, 2019 and 2018.

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

Noncontrolling Redeemable Interests in Properties   Redeemable instruments, which typically represent the remaining noncontrolling interests in a property or portfolio of properties, and which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity.  The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within equity and are presented in the consolidated statements of equity in the line issuance of unit equivalents and other.  There are no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2019 and 2018.  The following table summarizes the preferred units and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2019	2018
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	193,524	204,626
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$219,061	$230,163

7.50% Cumulative Redeemable Preferred Units   The 7.50% preferred units accrue cumulative quarterly distributions at a rate of $7.50 annually.  We may redeem the preferred units upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder.  The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon at our election.  In the event of the death of a holder of the 7.5% preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the Operating Partnership’s option in either cash or fully registered shares of common stock of Simon.  These preferred units have a carrying value of $25.5 million and are included in preferred units, at liquidation value in the consolidated balance sheets at December 31, 2019 and 2018.

Permanent Equity

Simon

Preferred Stock.  Dividends on all series of preferred stock are calculated based upon the preferred stock’s preferred return multiplied by the preferred stock’s corresponding liquidation value. The Operating Partnership pays preferred distributions to Simon equal to the dividends Simon pays on the preferred stock issued.

Series J 8 3/8% Cumulative Redeemable Preferred Stock.  Dividends accrue quarterly at an annual rate of 8 3/8% per share. Simon can redeem this series, in whole or in part, on or after October 15, 2027 at a redemption price of $50.00 per share, plus accumulated and unpaid dividends. This preferred stock was issued at a premium of $7.5 million. The unamortized premium included in the carrying value of the preferred stock at December 31, 2019 and 2018 was $2.6 million and $2.9 million, respectively.

The Operating Partnership

Series J 8 3/8% Cumulative Redeemable Preferred Units.     Distributions accrue quarterly at an annual rate of 8 3/8% per unit on the Series J 8 3/8% preferred units, or Series J preferred units.  Simon owns all of the Series J preferred

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

units which have the same economic rights and preferences of an outstanding series of Simon preferred stock.  The Operating Partnership can redeem this series, in whole or in part, when Simon can redeem the related preferred stock, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. The Series J preferred units were issued at a premium of $7.5 million.  The unamortized premium included in the carrying value of the preferred units at December 31, 2019 and 2018 was $2.6 million and $2.9 million, respectively.  There are 1,000,000 Series J preferred units authorized and 796,948 Series J preferred units issued and outstanding.

Other Equity Activity

The Simon Property Group 1998 Stock Incentive Plan, as amended.  This plan, or the 1998 plan, provides for the grant of equity-based awards with respect to the equity of Simon in the form of options to purchase shares, stock appreciation rights, restricted stock grants and performance-based unit awards. Options may be granted which are qualified as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code and options which are not so qualified. An aggregate of 16,300,000 shares of common stock have been reserved for issuance under the 1998 plan.

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

In accordance with its terms, the 1998 Plan expired on December 31, 2018.  The shares of common stock that were available for grant under the 1998 Plan at the time of its expiration are not available for grant under the 2019 Plan.

The Simon Property Group, L.P. 2019 Stock Incentive Plan.  This plan, or the 2019 plan, provides for the grant of equity-based awards with respect to the equity of Simon in the form of incentive and nonqualified stock options to purchase shares, stock appreciation rights, restricted stock grants and performance-based awards.  Options may be granted which are qualified as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code and options which are not so qualified.  An aggregate of 8,000,000 shares of common stock have been reserved under the 2019 plan.

The 2019 plan is administered by the Compensation Committee.  The Compensation Committee determines which eligible individuals may participate and the type, extent and terms of the awards to be granted to them.  In addition, the Compensation Committee interprets the 2019 plan and makes all other determinations deemed advisable for its administration.  Options granted to employees become exercisable over the period determined by the Compensation

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Committee.  The exercise price of an employee option may not be less than the fair market value of the shares on the date of grant.  Employee options generally vest over a three-year period and expire ten years from the date of grant.

Directors who are not also our employees or employees of our affiliates are eligible to receive awards under the 2019 plan. Each independent director receives an annual cash retainer of $110,000, and an annual restricted stock award with a grant date value of $175,000. Committee chairs receive annual retainers for the Company’s Audit, Compensation, and Governance and Nominating Committees of $35,000, $35,000 and $25,000, respectively.  Directors receive fixed annual retainers for service on the Audit, Compensation and Governance and Nominating Committees, of $15,000, $15,000, and $10,000, respectively. The Lead Director receives an annual retainer of $50,000.  These retainers are paid 50% in cash and 50% in restricted stock.

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

In 2018, the Compensation Committee established and granted awards under a redesigned LTIP program, or the 2018 LTIP program.  Awards under the 2018 LTIP program were granted in two tranches, Tranche A LTIP units and Tranche B LTIP units.  Each of the Tranche A LTIP units and the Tranche B LTIP units will be considered earned if, and only to the extent to which, the respective goals based on Funds From Operations, or FFO, per share or Relative TSR Goal performance criteria, as defined in the applicable award agreements, are achieved during the applicable two-year and three-year performance periods of the Tranche A LTIP units and Tranche B LTIP units, respectively.  One half of the earned Tranche A LTIP units will vest on January 1, 2021 with the other one-half vesting on January 1, 2022. All of the earned Tranche B LTIP units will vest on January 1, 2022.

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

The grant date fair values of any LTIP units for market-based awards are estimated using a Monte Carlo model, and the resulting fixed expense is recorded regardless of whether the market condition criteria are achieved if the required service is delivered. The grant date fair values of the market-based awards are being amortized into expense over the period from the grant date to the date at which the awards, if earned, would become vested.  The expense of the performance-based award is recorded over the period from the grant date to the date at which the awards, if earned, would become vested, based on our assessment as to whether it is probable that the performance criteria will be achieved during the applicable performance periods.

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

We recorded compensation expense, net of capitalization and forfeitures, related to LTIP programs of approximately $15.8 million, $12.0 million, and $14.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Restricted Stock.  The 1998 and 2019 plans also provide for shares of restricted stock to be granted to certain employees at no cost to those employees, subject to achievement of individual performance and certain financial and return-based performance measures established by the Compensation Committee related to the most recent year’s performance. Once granted, the shares of restricted stock then vest annually over a three-year or a four-year period (as defined in the award). The cost of restricted stock grants, which is based upon the stock’s fair market value on the grant date, is recognized as expense ratably over the vesting period. Through December 31, 2019 a total of 5,865,147 shares of restricted stock, net of forfeitures, have been awarded under the 1998 plan, and 12,178 shares of restricted stock have been awarded under the 2019 plan. Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended
	December 31,
	2019	2018	2017
Shares of restricted stock awarded during the year, net of forfeitures	90,902	51,756	76,660
Weighted average fair value of shares granted during the year	$181.94	$153.24	$170.81
Annual amortization	$12,604	$12,029	$13,911

We recorded compensation expense, net of capitalization, related to restricted stock for employees and non-employee directors of approximately $11.0 million, $7.8 million, and $9.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Exchange Rights

Simon

Limited partners in the Operating Partnership have the right to exchange all or any portion of their units for shares of common stock on a one-for-one basis or cash, as determined by Simon’s Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon’s common stock at that time. At December 31, 2019, Simon had reserved 54,528,976 shares of common stock for possible issuance upon the exchange of units, stock options and Class B common stock.

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

9. Lease Income

As discussed in Note 3, fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis.  Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items.

	For the Year Ended
	December 31,
	2019	2018	2017
Fixed lease income	$4,293,401	$4,185,174	$4,156,971
Variable lease income	950,370	973,246	952,128
Total lease income	$5,243,771	$5,158,420	$5,109,099

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Lease income for the years ended December 31, 2018 and 2017 has been reclassified to conform to the current year presentation.

Minimum fixed lease consideration under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of December 31, 2019, is as follows:

2020	$3,553,867
2021	3,182,630
2022	2,785,719
2023	2,293,210
2024	1,825,869
Thereafter	4,700,660
$18,341,955

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

Lease Commitments

As of December 31, 2019, a total of 23 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2021 to 2090, including periods for which exercising an extension option is reasonably assured. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property. In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2020 to 2028. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate, and utility expenses. Some of our ground and office leases include escalation clauses. All of our lease arrangements are

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

For the Year Ended
December 31, 2019
Operating Lease Cost
Fixed lease cost	$31,000
Variable lease cost	16,833
Sublease income	(694)
Total operating lease cost	$47,139

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

For the years ended December 31, 2018 and 2017, we incurred $47,320 and $45,345 of lease expense, respectively.

For the Year Ended
December 31, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$48,519

Weighted-average remaining lease term - operating leases	35.6 years
Weighted-average discount rate - operating leases	4.87%

Future minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2020	$32,438
2021	32,440
2022	32,451
2023	32,583
2024	32,717
Thereafter	908,701
$1,071,330
Impact of discounting	(554,521)
Operating lease liabilities	$516,809

Insurance

We maintain insurance coverage with third party carriers who provide a portion of the coverage for specific layers of potential losses, including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third party carriers is either insured through our wholly-owned captive insurance company, Bridgewood Insurance Company, Ltd., or other financial arrangements controlled by us. If required, a third party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier’s policy. A similar policy written either through our captive insurance company or other financial arrangements controlled by us also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

We currently maintain insurance coverage against acts of terrorism on all of our properties in the United States on an “all risk” basis in the amount of up to $1 billion. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks where we operate could adversely affect our property values, revenues, consumer traffic and tenant sales.

Hurricane Impacts

During the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant property damage and business interruption as a result of Hurricane Maria.  Since the date of the loss, we have received

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

$73.9 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $45.5 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the years ended December 31, 2019 and 2018, we recorded $10.5 million and $17.9 million, respectively, as business interruption income, which was recorded in other income in the accompanying consolidated statements of operations and comprehensive income.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2019 and 2018, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $214.8 million and 216.1 million, respectively (of which we have a right of recovery from our venture partners of $10.8 million). Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which have estimated fair values in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely upon anchor tenants to attract customers; however, anchors do not contribute materially to our financial results as many anchors own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

11. Related Party Transactions

Transactions with Affiliates

Our management company provides office space and legal, human resource administration, property specific financing and other support services to Melvin Simon & Associates, Inc., or MSA, a related party, for which we received a fee of $0.6 million in each of 2019, 2018 and 2017. In addition, pursuant to management agreements that provide for our receipt of a management fee and reimbursement of our direct and indirect costs, we have managed since 1993 two shopping centers owned by entities in which David Simon and Herbert Simon have ownership interests, for which we received a fee of $3.9 million, $4.2 million, and $4.2 million in 2019, 2018, and 2017, respectively.

Transactions with Unconsolidated Joint Ventures

As described in Note 2, our management company provides management, insurance, and other services to certain unconsolidated joint ventures.  Amounts received for such services were $108.2 million, $111.5 million, and $116.4 million in 2019, 2018, and 2017, respectively.  During 2019, 2018, and 2017, we recorded development, royalty, and other fee income, net of elimination, related to our unconsolidated international joint ventures of $14.8 million, $16.0 million, and $15.5 million, respectively.  The fees related to our international investments are included in other income in the accompanying consolidated statements of operations and comprehensive income.  Neither MSA, David Simon, or Herb Simon have an ownership interest in any of our unconsolidated joint ventures, except through their ownership interests in the Company or the Operating Partnership.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

12. Quarterly Financial Data (Unaudited)

Quarterly 2019 and 2018 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2019
Total revenue	$1,452,834	$1,397,186	$1,416,554	$1,488,615
Operating income before other items	745,021	680,631	705,302	776,876
Consolidated net income	631,947	572,102	628,724	590,416
Simon Property Group, Inc.
Net income attributable to common stockholders	$548,475	$495,324	$544,254	$510,194
Net income per share — Basic and Diluted	$1.78	$1.60	$1.77	$1.66
Weighted average shares outstanding — Basic and Diluted	308,978,053	308,708,798	307,275,230	306,868,960
Simon Property Group, L.P.
Net income attributable to unitholders	$631,551	$570,389	$627,074	$587,931
Net income per unit — Basic and Diluted	$1.78	$1.60	$1.77	$1.66
Weighted average units outstanding — Basic and Diluted	355,778,250	355,491,396	354,038,110	353,619,579
2018
Total revenue (1)	$1,394,182	$1,385,059	$1,404,021	$1,462,027
Operating income before other items	704,962	727,983	722,843	770,512
Consolidated net income	715,524	631,414	642,212	833,192
Simon Property Group, Inc.
Net income attributable to common stockholders	$620,654	$547,004	$556,267	$712,796
Net income per share — Basic and Diluted	$2.00	$1.77	$1.80	$2.30
Weighted average shares outstanding — Basic and Diluted	310,583,643	309,355,154	309,294,045	309,293,708
Simon Property Group, L.P.
Net income attributable to unitholders	$714,303	$629,822	$640,402	$821,237
Net income per unit — Basic and Diluted	$2.00	$1.77	$1.80	$2.30
Weighted average units outstanding — Basic and Diluted	357,446,988	356,181,817	356,073,080	356,396,387

(1)	Total revenue has been reclassified to conform to the current year presentation.

13. Subsequent Event

On February 10, 2020, we and Taubman Centers, Inc., a publicly held Michigan corporation (“TCO”), issued a joint press release announcing the execution of an Agreement and Plan of Merger (the “Merger Agreement”) dated as of February 9, 2020, pursuant to which, among other things and subject to the satisfaction or waiver of certain conditions, the Operating Partnership will acquire 100% of the equity interests of TCO and, following the transactions contemplated in the Merger Agreement, will hold 80% of the equity interests of The Taubman Realty Group Limited Partnership (“TRG”), with the Taubman Family (as defined in the Merger Agreement) retaining a 20% interest in TRG. Consummation of the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of customary closing conditions, including the approval and adoption of the Merger Agreement by (i) shareholders holding two-thirds of TCO’s outstanding voting stock and (ii) shareholders, excluding the Taubman Family, holding a majority of TCO’s outstanding voting stock.

TRG is engaged in the ownership, management and/or leasing of 26 super-regional shopping centers in the U.S. and Asia.  The TRG board will be comprised of 3 Simon designees and 3 Taubman designees.  TRG will continue to be managed by its existing executive team.  We, through the Operating Partnership, will acquire all of Taubman common stock for $52.50 per share in cash, or $3.6 billion.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Simon is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, Simon’s principal executive and principal financial officers and effected by Simon’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of Simon’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2019, Simon’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of Simon's internal control over financial reporting as of December 31, 2019 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Simon's internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, Simon’s principal executive and principal financial officers and effected by Simon’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2019, the Operating Partnership’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of the Operating Partnership’s internal control over financial reporting as of December 31, 2019 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2020 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption "Information about our Executive Officers" in Part I hereof.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2020 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2020 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2020 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2020 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

The Audit Committee of Simon's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP, or Ernst & Young, Simon’s and the Operating Partnership’s independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made.  We have incurred fees as shown below for services from Ernst & Young as Simon’s and the Operating Partnership’s independent registered public accounting firm and for services provided to our managed consolidated and joint venture properties and our consolidated non-managed properties. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2019 and 2018, respectively:

	2019	2018
Audit Fees (1)	$4,230,000	$3,941,000
Audit Related Fees (2)	4,835,000	5,024,000
Tax Fees (3)	266,000	191,000
All Other Fees	—	—
(1)

Audit Fees include fees for the audits of the financial statements and the effectiveness of internal control over financial reporting for Simon and the Operating Partnership and services associated with the related SEC registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)

Audit-Related Fees include audits of individual or portfolios of properties and schedules to comply with lender, joint venture partner or contract requirements and due diligence services for our managed consolidated and joint venture properties and our consolidated non-managed properties.  Our share of these Audit-Related Fees was approximately 59% and 60% for the years ended 2019 and 2018, respectively.

(3)

Tax Fees include fees for international and other tax consulting services and tax return compliance services associated with the tax returns for certain managed joint ventures as well as other miscellaneous tax compliance services.  Our share of these Tax Fees was approximately 65% and 59% for 2019 and 2018, respectively.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

			Page No.
(a)	(1)	Financial Statements
		The following consolidated financial statements of Simon Property Group, Inc. and Simon Property Group, L.P. are set forth in Part II, item 8.
		Reports of Independent Registered Public Accounting Firm	73
		Consolidated Financial Statements of Simon Property Group, Inc. Consolidated Balance Sheets as of December 31, 2019 and 2018	79
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	80
		Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	81
		Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017	82
		Consolidated Financial Statements of Simon Property Group, L.P. Consolidated Balance Sheets as of December 31, 2019 and 2018	84
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	85
		Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	86
		Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017	87
		Notes to Consolidated Financial Statements	88
	(2)	Financial Statement Schedule
		Simon Property Group, Inc. and Simon Property Group, L.P. Schedule III — Schedule of Real Estate and Accumulated Depreciation	136
		Notes to Schedule III	142
		Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	129

Item 16.  Form 10-K Summary

None.

EXHIBIT INDEX

Exhibits
2.1

Separation and Distribution Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated as of May 27, 2014 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed May 29, 2014).

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

3.3

Certificate of Powers, Designations, Preferences and Rights of the 8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 of Simon Property Group, Inc.’s Current Report on Form 8-K filed October 20, 2004).

3.4

Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of Simon Property Group, Inc.’s Current Report on Form 8-K filed May 15, 2014).

3.5

Second Amended and Restated Certificate of Limited Partnership of the Limited Partnership (incorporated by reference to Exhibit 3.1 of Simon Property Group, L.P.'s Annual Report on Form 10-K filed March 31, 2003).

3.6

Eighth Amended and Restated Limited Partnership Agreement of Simon Property Group, L.P. dated as of May 8, 2008 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8-K filed May 9, 2008).

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

4.2		Description of Each Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

9.1

Second Amended and Restated Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between Melvin Simon & Associates, Inc., on the one hand and Melvin Simon, Herbert Simon and David Simon on the other hand (incorporated by reference to Exhibit 9.1 of Simon Property Group, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2004).

9.2

Voting Trust Agreement, Voting Agreement and Proxy dated as of March 1, 2004 between David Simon, Melvin Simon and Herbert Simon (incorporated by reference to Exhibit 9.2 of Simon Property Group, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2004).

10.1

Form of the Indemnity Agreement between Simon Property Group, Inc. and its directors and officers (incorporated by reference to Exhibit 10.7 of Simon Property Group, Inc.’s Form S-4 filed August 13, 1998 (Reg. No. 333-61399)).

Exhibits
10.2

Registration Rights Agreement, dated as of September 24, 1998, by and among Simon Property Group, Inc. and the persons named therein (incorporated by reference to Exhibit 4.4 of Simon Property Group, Inc.’s Current Report on Form 8-K filed October 9, 1998).

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

10.5*	Simon Property Group, L.P. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8-K filed April 10, 2014).

10.6*

Form of Nonqualified Stock Option Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of Simon Property Group, Inc.’s Annual Report on Form 10-K filed March 16, 2005).

10.7*

Form of Performance-Based Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of Simon Property Group, Inc.’s Annual Report on Form 10-K filed February 28, 2007).

10.8*

Form of Non-Employee Director Restricted Stock Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of Simon Property Group, Inc.’s Annual Report on Form 10-K filed March 16, 2005).

10.9*

Employment Agreement between Simon Property Group, Inc. and David Simon effective as of July 6, 2011 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8-K filed July 7, 2011).

10.10*

First Amendment to Employment Agreement between Simon Property Group, Inc. and David Simon, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8-K filed April 4, 2013).

10.11*	Non-Qualified Deferred Compensation Plan dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Quarterly Report on Form 10-Q filed November 5, 2009).

10.12*

Amendment — 2008 Performance Based-Restricted Stock Agreement dated as of March 6, 2009 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Quarterly Report on Form 10-Q filed November 5, 2009).

10.13*

Certificate of Designation of Series 2010 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.'s Current Report on Form 8-K filed March 19, 2010).

10.14*

Form of Series 2010 LTIP Unit (Three Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8-K filed March 19, 2010).

10.15*

Form of Series 2010 LTIP Unit (Two Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8-K filed March 19, 2010).

10.16*

Form of Series 2010 LTIP Unit (One Year Program) Award Agreement under the Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Current Report on Form 8-K filed March 19, 2010).

10.17*

Certificate of Designation of Series CEO LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.'s Current Report on Form 8-K filed July 7, 2011).

Exhibits
10.18*	Simon Property Group Series CEO LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.’s Current Report on Form 8-K filed July 7, 2011).

10.19*

First Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement dated as of December 22, 2011 (incorporated by reference to Exhibit 10.24 of Simon Property Group, Inc.’s Annual Report on Form 10-K filed February 28, 2012).

10.20*

Second Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8-K filed April 4, 2013).

10.21*

Simon Property Group Amended and Restated Series CEO LTIP Unit Award Agreement, dated as of December 31, 2013 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8-K filed January 2, 2014).

10.22*

Certificate of Designation of Series 2011 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.5 of Simon Property Group, Inc.'s Current Report on Form 8-K filed July 7, 2011).

10.23*	Form of Simon Property Group Series 2011 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 of Simon Property Group, Inc.’s Current Report on Form 8-K filed July 7, 2011).

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

10.26*	Form of Simon Property Group Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Quarterly Report on Form 10-Q filed May 8, 2012).

10.27*

Simon Property Group Amended and Restated Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8-K filed April 28, 2014).

10.28*

Certificate of Designation of Series 2013 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 10, 2013).

10.29*	Form of Simon Property Group Series 2013 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Current Report on Form 8-K filed April 4, 2013).

10.30*

Form of Simon Property Group Executive Officer LTIP Waiver, dated April 18, 2014 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Current Report on Form 8-K filed April 28, 2014).

10.31*	Simon Property Group CEO LTIP Unit Adjustment Waiver, dated April 18, 2014 (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Current Report on Form 8-K filed April 28, 2014).

10.32*	Form of Simon Property Group Series 2014 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s Quarterly Report on Form 10-Q filed May 7, 2014).

10.33*

Certificate of Designation of Series 2014 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 7, 2014).

10.34

Amended and Restated $2,750,000,000 Credit Agreement dated as of March 2, 2015 (incorporated by reference to Exhibit 10.1 of Simon Property Group, L.P.’s Current Report on Form 8-K filed March 3, 2015).

10.35*

Form of Simon Property Group Series 2015 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015 filed on January 13, 2016).

Exhibits
10.36*

Certificate of Designation of Series 2015 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.4 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015 filed on January 13, 2016).

10.37*

Form of Simon Property Group Series 2016 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 5, 2016).

10.38*

Form of Certificate of Designation of Series 2016 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s  Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 5, 2016).

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

10.42*

Form of Simon Property Group Series 2018 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s  Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018).

10.43*

Form of Certificate of Designation of Series 2018 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s  Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018).

10.44*	Simon Property Group, L.P. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8-K filed May 8, 2019).

10.45*

Form of Simon Property Group Series 2019 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s  Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019).

10.46*

Form of Certificate of Designation of Series 2019 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s  Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019).

21.1	List of Subsidiaries of Simon Property Group Inc. and Simon Property Group, L.P.

23.1	Simon Property Group, Inc. — Consent of Ernst & Young LLP.

23.2	Simon Property Group, L.P. — Consent of Ernst & Young LLP.

31.1

Simon Property Group, Inc. — Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Simon Property Group, Inc. — Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3

Simon Property Group, L.P. — Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4

Simon Property Group, L.P. — Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: February 21, 2020

SIMON PROPERTY GROUP, L.P.

/s/ DAVID SIMON
David Simon
Chairman of the Board of Directors, Chief Executive Officer and President of Simon Property Group, Inc., General Partner
Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Simon Property Group, Inc., for itself and in its capacity as General Partner of Simon Property Group, L.P., and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and President	February 21, 2020
David Simon

/s/ HERBERT SIMON	Chairman Emeritus and Director	February 21, 2020
Herbert Simon

/s/ RICHARD S. SOKOLOV	Vice Chairman and Director	February 21, 2020
Richard S. Sokolov

/s/ LARRY C. GLASSCOCK	Director	February 21, 2020
Larry C. Glasscock

/s/ REUBEN S. LEIBOWITZ	Director	February 21, 2020
Reuben S. Leibowitz

/s/ J. ALBERT SMITH, JR.	Director	February 21, 2020
J. Albert Smith, Jr.

/s/ KAREN N. HORN	Director	February 21, 2020
Karen N. Horn

/s/ ALLAN HUBBARD	Director	February 21, 2020
Allan Hubbard

/s/ DANIEL C. SMITH	Director	February 21, 2020
Daniel C. Smith

Signature	Capacity	Date

/s/ GARY M. RODKIN	Director	February 21, 2020
Gary M. Rodkin

/s/ GLYN F. AEPPEL	Director	February 21, 2020
Glyn F. Aeppel

/s/ STEFAN M. SELIG	Director	February 21, 2020
Stefan M. Selig

/s/ MARTA R. STEWART	Director	February 21, 2020
Marta R. Stewart

/s/ BRIAN J. MCDADE	Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Treasurer	February 21, 2020
Brian J. McDade

/s/ ADAM J. REUILLE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020
Adam J. Reuille

SCHEDULE III

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2019

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Malls
Barton Creek Square	Austin, TX	$—	$2,903	$20,929	$7,983	$92,681	$10,886	$113,610	$124,496	$62,531	1981
Battlefield Mall	Springfield, MO	115,043	3,919	27,231	3,000	72,652	6,919	99,883	106,802	72,416	1970
Bay Park Square	Green Bay, WI	—	6,358	25,623	4,106	32,357	10,464	57,980	68,444	34,600	1980
Brea Mall	Brea (Los Angeles), CA	—	39,500	209,202	2,993	76,253	42,493	285,455	327,948	150,527	1998	(4)
Broadway Square	Tyler, TX	—	11,306	32,431	—	46,983	11,306	79,414	90,720	39,881	1994	(4)
Burlington Mall	Burlington (Boston), MA	—	46,600	303,618	27,458	204,004	74,058	507,622	581,680	236,539	1998	(4)
Castleton Square	Indianapolis, IN	—	26,250	98,287	7,434	79,828	33,684	178,115	211,799	115,286	1972
Cielo Vista Mall	El Paso, TX	—	1,005	15,262	608	56,715	1,613	71,977	73,590	49,480	1974
College Mall	Bloomington, IN	—	1,003	16,245	720	70,773	1,723	87,018	88,741	45,621	1965
Columbia Center	Kennewick, WA	—	17,441	66,580	—	42,401	17,441	108,981	126,422	62,150	1987
Copley Place	Boston, MA	—	—	378,045	—	214,121	—	592,166	592,166	242,594	2002	(4)
Coral Square	Coral Springs (Miami), FL	—	13,556	93,630	—	20,174	13,556	113,804	127,360	88,716	1984
Cordova Mall	Pensacola, FL	—	18,626	73,091	7,321	69,914	25,947	143,005	168,952	76,474	1998	(4)
Domain, The	Austin, TX	180,735	40,436	197,010	—	150,597	40,436	347,607	388,043	164,609	2005
Empire Mall	Sioux Falls, SD	186,948	35,998	192,186	—	29,900	35,998	222,086	258,084	60,956	1998	(5)
Fashion Mall at Keystone, The	Indianapolis, IN	—	—	120,579	29,145	101,367	29,145	221,946	251,091	125,707	1997	(4)
Firewheel Town Center	Garland (Dallas), TX	—	8,438	82,716	—	28,801	8,438	111,517	119,955	62,470	2004
Forum Shops at Caesars, The	Las Vegas, NV	—	—	276,567	—	277,394	—	553,961	553,961	275,437	1992
Greenwood Park Mall	Greenwood (Indianapolis), IN	—	2,423	23,445	5,253	123,737	7,676	147,182	154,858	88,241	1979
Haywood Mall	Greenville, SC	—	11,585	133,893	6	42,726	11,591	176,619	188,210	109,736	1998	(4)
Ingram Park Mall	San Antonio, TX	125,225	733	16,972	37	44,000	770	60,972	61,742	32,240	1979
King of Prussia	King of Prussia (Philadelphia), PA	—	175,063	1,128,200	—	374,807	175,063	1,503,007	1,678,070	407,464	2003	(5)
La Plaza Mall	McAllen, TX	—	87,912	9,828	6,569	184,222	94,481	194,050	288,531	48,508	1976
Lakeline Mall	Cedar Park (Austin), TX	—	10,088	81,568	14	25,238	10,102	106,806	116,908	62,704	1995
Lenox Square	Atlanta, GA	—	38,058	492,411	—	140,839	38,058	633,250	671,308	357,413	1998	(4)
Livingston Mall	Livingston (New York), NJ	—	22,214	105,250	—	48,437	22,214	153,687	175,901	87,664	1998	(4)
Mall of Georgia	Buford (Atlanta), GA	—	47,492	326,633	—	15,033	47,492	341,666	389,158	185,545	1999	(5)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2019

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
McCain Mall	N. Little Rock, AR	$—	$—	$9,515	$10,530	$29,043	$10,530	$38,558	$49,088	$16,385	1973
Menlo Park Mall	Edison (New York), NJ	—	65,684	223,252	—	81,610	65,684	304,862	370,546	180,763	1997	(4)
Midland Park Mall	Midland, TX	73,679	687	9,213	1,196	33,966	1,883	43,179	45,062	22,997	1980
Miller Hill Mall	Duluth, MN	—	2,965	18,092	1,811	44,438	4,776	62,530	67,306	44,752	1973
Montgomery Mall	North Wales (Philadelphia), PA	100,000	27,105	86,915	—	64,110	27,105	151,025	178,130	71,996	2004	(5)
North East Mall	Hurst (Dallas), TX	—	128	12,966	19,010	148,122	19,138	161,088	180,226	114,922	1971
Northgate	Seattle, WA	—	23,610	115,992	—	54,357	23,610	170,349	193,959	82,994	1987
Ocean County Mall	Toms River (New York), NJ	—	20,404	124,945	3,277	71,607	23,681	196,552	220,233	95,906	1998	(4)
Orland Square	Orland Park (Chicago), IL	—	35,439	129,906	—	79,521	35,439	209,427	244,866	110,562	1997	(4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	59,541	24,544	100,287	—	21,445	24,544	121,732	146,276	82,499	2003	(4)
Penn Square Mall	Oklahoma City, OK	310,000	2,043	155,958	—	60,655	2,043	216,613	218,656	129,929	2002	(4)
Pheasant Lane Mall	Nashua, NH	—	3,902	155,068	550	50,798	4,452	205,866	210,318	111,692	2004	(5)
Phipps Plaza	Atlanta, GA	—	15,005	210,610	—	203,514	15,005	414,124	429,129	160,784	1998	(4)
Plaza Carolina	Carolina (San Juan), PR	225,000	15,493	279,560	—	75,185	15,493	354,745	370,238	164,298	2004	(4)
Prien Lake Mall	Lake Charles, LA	—	1,842	2,813	3,053	60,521	4,895	63,334	68,229	31,771	1972
Rockaway Townsquare	Rockaway (New York), NJ	—	41,918	212,257	—	66,784	41,918	279,041	320,959	151,799	1998	(4)
Roosevelt Field	Garden City (New York), NY	—	163,160	702,008	1,246	368,267	164,406	1,070,275	1,234,681	500,787	1998	(4)
Ross Park Mall	Pittsburgh, PA	—	23,541	90,203	5,815	129,184	29,356	219,387	248,743	127,819	1986
Santa Rosa Plaza	Santa Rosa, CA	—	10,400	87,864	—	28,927	10,400	116,791	127,191	66,455	1998	(4)
Shops at Chestnut Hill, The	Chestnut Hill (Boston), MA	120,000	449	25,102	38,864	106,972	39,313	132,074	171,387	37,688	2002	(5)
Shops at Nanuet, The	Nanuet, NY	—	28,125	142,860	—	10,877	28,125	153,737	181,862	39,309	2013
Shops at Riverside, The	Hackensack (New York), NJ	130,000	13,521	238,746	—	258,036	13,521	496,782	510,303	80,710	2007	(4) (5)
South Hills Village	Pittsburgh, PA	—	23,445	125,840	1,472	82,363	24,917	208,203	233,120	103,581	1997	(4)
South Shore Plaza	Braintree (Boston), MA	—	101,200	301,495	—	165,865	101,200	467,360	568,560	254,866	1998	(4)
Southdale Center	Edina (Minneapolis), MN	141,377	41,430	184,967	—	112,735	41,430	297,702	339,132	65,664	2007	(4) (5)
SouthPark	Charlotte, NC	—	42,092	188,055	100	201,974	42,192	390,029	432,221	213,185	2002	(4)
Southridge Mall	Greendale (Milwaukee), WI	114,458	12,359	130,111	1,939	14,033	14,298	144,144	158,442	48,103	2007	(4) (5)
St. Charles Towne Center	Waldorf (Washington, DC), MD	—	7,710	52,934	1,180	30,246	8,890	83,180	92,070	59,918	1990

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2019

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Stanford Shopping Center	Palo Alto (San Jose), CA	$—	$—	$339,537	$—	$164,618	$—	$504,155	$504,155	$196,441	2003	(4)
Summit Mall	Akron, OH	85,000	15,374	51,137	—	57,597	15,374	108,734	124,108	64,652	1965
Tacoma Mall	Tacoma (Seattle), WA	—	37,113	125,826	—	149,126	37,113	274,952	312,065	138,231	1987
Tippecanoe Mall	Lafayette, IN	—	2,897	8,439	5,517	48,193	8,414	56,632	65,046	44,397	1973
Town Center at Boca Raton	Boca Raton (Miami), FL	—	64,200	307,317	—	235,698	64,200	543,015	607,215	291,763	1998	(4)
Town Center at Cobb	Kennesaw (Atlanta), GA	181,632	32,355	158,225	—	24,154	32,355	182,379	214,734	123,820	1998	(5)
Towne East Square	Wichita, KS	—	8,525	18,479	4,108	52,323	12,633	70,802	83,435	47,968	1975
Treasure Coast Square	Jensen Beach, FL	—	11,124	72,990	3,067	40,463	14,191	113,453	127,644	73,903	1987
Tyrone Square	St. Petersburg (Tampa), FL	—	15,638	120,962	1,459	51,512	17,097	172,474	189,571	107,064	1972
University Park Mall	Mishawaka, IN	—	10,762	118,164	7,000	59,528	17,762	177,692	195,454	146,660	1996	(4)
Walt Whitman Shops	Huntington Station (New York), NY	—	51,700	111,258	3,789	127,988	55,489	239,246	294,735	122,578	1998	(4)
White Oaks Mall	Springfield, IL	47,548	2,907	35,692	2,166	66,683	5,073	102,375	107,448	56,577	1977
Wolfchase Galleria	Memphis, TN	156,170	16,407	128,276	—	17,530	16,407	145,806	162,213	93,616	2002	(4)
Woodland Hills Mall	Tulsa, OK	—	34,211	187,123	—	34,550	34,211	221,673	255,884	137,063	2004	(5)

Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	—	3,900	97,059	—	11,572	3,900	108,631	112,531	52,010	2004	(4)
Allen Premium Outlets	Allen (Dallas), TX	—	20,932	69,788	—	42,478	20,932	112,266	133,198	32,728	2004	(4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	—	2,370	24,326	—	9,274	2,370	33,600	35,970	23,826	2004	(4)
Birch Run Premium Outlets	Birch Run (Detroit), MI	123,000	11,477	77,856	—	8,843	11,477	86,699	98,176	34,066	2010	(4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	—	16,670	224,721	395	72,239	17,065	296,960	314,025	140,770	2004	(4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	—	12,890	184,990	96	9,907	12,986	194,897	207,883	84,213	2004	(4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	42,982	3,175	59,863	5,311	7,667	8,486	67,530	76,016	36,402	2004	(4)
Chicago Premium Outlets	Aurora (Chicago), IL	—	659	118,005	13,050	101,399	13,709	219,404	233,113	79,095	2004	(4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	—	14,117	71,520	—	5,234	14,117	76,754	90,871	36,619	2008
Clinton Crossing Premium Outlets	Clinton, CT	—	2,060	107,556	1,532	6,098	3,592	113,654	117,246	57,830	2004	(4)
Denver Premium Outlets	Thornton (Denver), CO	—	11,671	45,335	10	71,266	11,681	116,601	128,282	7,030	2018
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	—	3,440	338,679	—	115,468	3,440	454,147	457,587	173,343	2004	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2019

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Ellenton Premium Outlets	Ellenton (Tampa), FL	$178,000	$15,807	$182,412	$—	$7,719	$15,807	$190,131	$205,938	$96,640	2010	(4)
Folsom Premium Outlets	Folsom (Sacramento), CA	—	9,060	50,281	—	5,017	9,060	55,298	64,358	30,972	2004	(4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	—	9,630	194,122	—	17,960	9,630	212,082	221,712	100,683	2004	(4)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	111,607	9,497	194,245	—	2,167	9,497	196,412	205,909	47,912	2012
Grove City Premium Outlets	Grove City (Pittsburgh), PA	140,000	6,421	121,880	—	7,358	6,421	129,238	135,659	66,003	2010	(4)
Gulfport Premium Outlets	Gulfport, MS	50,000	—	27,949	—	7,494	—	35,443	35,443	15,543	2010	(4)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington, DC), MD	74,655	3,576	85,883	—	2,930	3,576	88,813	92,389	36,464	2010	(4)
Houston Premium Outlets	Cypress (Houston), TX	—	8,695	69,350	—	48,112	8,695	117,462	126,157	50,806	2007
Indiana Premium Outlets	Edinburgh (Indianapolis), IN	—	2,857	47,309	—	19,704	2,857	67,013	69,870	34,573	2004	(4)
Jackson Premium Outlets	Jackson (New York), NJ	—	6,413	104,013	3	8,413	6,416	112,426	118,842	50,036	2004	(4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	—	15,390	50,979	—	79,060	15,390	130,039	145,429	61,084	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	—	2,800	39,546	—	6,978	2,800	46,524	49,324	22,152	2004	(4)
Kittery Premium Outlets	Kittery, ME	—	11,832	94,994	—	11,024	11,832	106,018	117,850	44,198	2004	(4)
Las Americas Premium Outlets	San Diego, CA	—	45,168	251,878	—	11,088	45,168	262,966	308,134	94,764	2007	(4)
Las Vegas North Premium Outlets	Las Vegas, NV	—	25,435	134,973	16,536	151,951	41,971	286,924	328,895	123,087	2004	(4)
Las Vegas South Premium Outlets	Las Vegas, NV	—	13,085	160,777	—	33,215	13,085	193,992	207,077	82,007	2004	(4)
Lee Premium Outlets	Lee, MA	50,710	9,167	52,212	—	4,313	9,167	56,525	65,692	27,692	2010	(4)
Leesburg Corner Premium Outlets	Leesburg (Washington, DC), VA	—	7,190	162,023	—	20,557	7,190	182,580	189,770	84,560	2004	(4)
Lighthouse Place Premium Outlets	Michigan City (Chicago, IL), IN	—	6,630	94,138	—	13,222	6,630	107,360	113,990	56,227	2004	(4)
Merrimack Premium Outlets	Merrimack, NH	119,120	14,975	118,428	—	2,684	14,975	121,112	136,087	38,616	2012
Napa Premium Outlets	Napa, CA	—	11,400	45,023	—	7,621	11,400	52,644	64,044	25,980	2004	(4)
North Bend Premium Outlets	North Bend (Seattle), WA	—	2,143	36,197	—	5,757	2,143	41,954	44,097	18,761	2004	(4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	—	4,300	137,020	—	1,785	4,300	138,805	143,105	63,672	2004	(4)
Orlando International Premium Outlets	Orlando, FL	—	31,998	472,815	—	17,151	31,998	489,966	521,964	165,855	2010	(4)
Orlando Vineland Premium Outlets	Orlando, FL	—	14,040	382,949	36,023	6,279	50,063	389,228	439,291	166,168	2004	(4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	—	13,322	13,710	—	4,428	13,322	18,138	31,460	11,127	2004	(4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	—	16,676	105,249	—	26,355	16,676	131,604	148,280	68,622	2006
Phoenix Premium Outlets	Chandler (Phoenix), AZ	—	—	63,082	—	634	—	63,716	63,716	21,380	2013
Pismo Beach Premium Outlets	Pismo Beach, CA	34,590	4,317	19,044	—	2,906	4,317	21,950	26,267	12,267	2010	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2019

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL/Milwaukee), WI	$145,000	$16,823	$126,686	$—	$7,337	$16,823	$134,023	$150,846	$50,807	2010	(4)
Puerto Rico Premium Outlets	Barceloneta, PR	160,000	20,586	114,021	—	9,301	20,586	123,322	143,908	46,781	2010	(4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	60,767	8,129	61,950	—	5,095	8,129	67,045	75,174	26,943	2010	(4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	—	12,229	41,547	—	32,631	12,229	74,178	86,407	42,057	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	—	14,706	82,252	—	6,541	14,706	88,793	103,499	51,123	2005
San Francisco Premium Outlets	Livermore (San Francisco), CA	—	21,925	308,694	46,177	75,029	68,102	383,723	451,825	84,035	2012
San Marcos Premium Outlets	San Marcos (Austin/San Antonio), TX	—	13,180	287,179	—	12,207	13,180	299,386	312,566	105,137	2010	(4)
Seattle Premium Outlets	Tulalip (Seattle), WA	—	—	103,722	—	53,899	—	157,621	157,621	72,850	2004	(4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	—	6,090	57,670	2	12,437	6,092	70,107	76,199	36,240	2004	(4)
Tampa Premium Outlets	Lutz (Tampa), FL	—	14,298	97,188	121	5,135	14,419	102,323	116,742	19,150	2015
The Crossings Premium Outlets	Tannersville, PA	105,802	7,720	172,931	—	18,399	7,720	191,330	199,050	84,345	2004	(4)
Tucson Premium Outlets	Marana (Tucson), AZ	—	12,508	69,677	—	5,900	12,508	75,577	88,085	14,223	2015
Vacaville Premium Outlets	Vacaville, CA	—	9,420	84,850	—	19,156	9,420	104,006	113,426	53,763	2004	(4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	—	22,630	77,316	—	20,953	22,630	98,269	120,899	45,639	2004	(4)
Waterloo Premium Outlets	Waterloo, NY	—	3,230	75,277	—	14,935	3,230	90,212	93,442	45,560	2004	(4)
Williamsburg Premium Outlets	Williamsburg, VA	185,000	10,323	223,789	—	7,992	10,323	231,781	242,104	80,017	2010	(4)
Woodburn Premium Outlets	Woodburn (Portland), OR	—	9,414	150,414	—	2,983	9,414	153,397	162,811	41,386	2013	(4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	—	11,110	862,559	1,658	262,904	12,768	1,125,463	1,138,231	416,863	2004	(4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	—	4,900	282,031	—	43,343	4,900	325,374	330,274	137,981	2004	(4)

The Mills
Arizona Mills	Tempe (Phoenix), AZ	149,481	41,936	297,289	—	18,788	41,936	316,077	358,013	64,198	2007	(4) (5)
Great Mall	Milpitas (San Jose), CA	—	69,853	463,101	—	57,898	69,853	520,999	590,852	137,261	2007	(4) (5)
Gurnee Mills	Gurnee (Chicago), IL	259,455	41,133	297,911	—	30,392	41,133	328,303	369,436	90,091	2007	(4) (5)
Mills at Jersey Gardens, The	Elizabeth, NJ	350,000	120,417	865,605	—	17,732	120,417	883,337	1,003,754	166,147	2015	(4)
Opry Mills	Nashville, TN	375,000	51,000	327,503	—	16,815	51,000	344,318	395,318	92,169	2007	(4) (5)
Outlets at Orange, The	Orange (Los Angeles), CA	215,000	64,973	211,322	—	2,728	64,973	214,050	279,023	9,940	2007	(4) (5)
Potomac Mills	Woodbridge (Washington, DC), VA	416,000	61,755	425,370	—	40,019	61,755	465,389	527,144	132,379	2007	(4) (5)
Sawgrass Mills	Sunrise (Miami), FL	—	192,981	1,641,153	5,395	205,643	198,376	1,846,796	2,045,172	465,457	2007	(4) (5)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2019

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Designer Outlets
La Reggia Designer Outlet	Marcianise (Naples), Italy	$141,001	$37,220	$233,179	$—	$12,562	$37,220	$245,741	$282,961	$37,075	2013	(4) (5) (7)
Noventa Di Piave Designer Outlet	Venice, Italy	313,701	38,793	309,284	—	60,729	38,793	370,013	408,806	47,723	2013	(4) (5) (7)
Parndorf Designer Outlet	Vienna, Austria	207,487	14,903	221,442	—	5,331	14,903	226,773	241,676	42,149	2013	(4) (5) (7)
Provence Designer Outlet	Provence, France	91,855	38,467	77,827	6,169	—	44,636	77,827	122,463	16,397	2017	(4) (5) (7)
Roermond Designer Outlet	Roermond, Netherlands	257,958	15,035	400,094	—	8,833	15,035	408,927	423,962	72,303	2013	(4) (5) (7)
Roosendaal Designer Outlet	Roosendaal, Netherlands	65,447	22,191	108,069	—	3,927	22,191	111,996	134,187	15,962	2017	(4) (5) (7)

Community Centers
ABQ Uptown	Albuquerque, NM	—	6,374	75,333	4,054	7,532	10,428	82,865	93,293	26,891	2011	(4)
University Park Village	Fort Worth, TX	55,000	18,031	100,523	—	4,675	18,031	105,198	123,229	18,306	2015	(4)

Other Properties
Calhoun Outlet Marketplace	Calhoun, GA	18,311	1,745	12,529	—	2,471	1,745	15,000	16,745	9,683	2010	(4)
Florida Keys Outlet Center	Florida City, FL	17,000	1,112	1,748	—	4,127	1,112	5,875	6,987	3,397	2010	(4)
Gaffney Outlet Marketplace	Gaffney (Greenville/Charlotte), SC	29,581	4,056	32,371	—	6,347	4,056	38,718	42,774	19,448	2010	(4)
Lincoln Plaza	King of Prussia (Philadelphia), PA	—	—	21,299	—	12,963	—	34,262	34,262	16,147	2003	(4)
Orlando Outlet Marketplace	Orlando, FL	—	3,367	1,557	—	3,347	3,367	4,904	8,271	2,555	2010	(4)
Osage Beach Marketplace	Osage Beach, MO	—	9,460	85,804	—	8,905	9,460	94,709	104,169	54,997	2004	(4)

Other pre-development costs		—	107,403	134,874	959	—	108,362	134,874	243,236	78
Other		25,000	3,537	40,304	—	—	3,537	40,304	43,841	11,138
Currency Translation Adjustment		—	4,300	5,364	—	19,165	4,300	24,529	28,829	(22,517)
		$6,920,866	$3,334,769	$25,051,178	$357,287	$8,613,505	$3,692,056	$33,664,683	$37,356,739	$13,622,433

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Schedule III as of December 31, 2019

(Dollars in thousands)

(1)	Reconciliation of Real Estate Properties:

The changes in real estate assets for the years ended December 31, 2019, 2018, and 2017 are as follows:

	2019	2018	2017
Balance, beginning of year	$36,667,960	$36,014,506	$34,897,942
Acquisitions and consolidations (7)	40,990	328,265	328,621
Improvements	899,728	758,135	731,863
Disposals and deconsolidations	(219,268)	(357,622)	(125,499)
Currency Translation Adjustment	(32,671)	(75,324)	181,579
Balance, close of year	$37,356,739	$36,667,960	$36,014,506

The unaudited aggregate cost of domestic consolidated real estate assets for U.S. federal income tax purposes as of December 31, 2019 was $21,435,574.

(2)	Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2019, 2018, and 2017 are as follows:

	2019	2018	2017
Balance, beginning of year	$12,632,690	$11,704,223	$10,664,738
Depreciation expense (7)	1,176,815	1,106,053	1,121,863
Disposals and deconsolidations	(194,664)	(190,241)	(81,187)
Currency Translation Adjustment	7,592	12,655	(1,191)
Balance, close of year	$13,622,433	$12,632,690	$11,704,223

Depreciation of our investment in buildings and improvements reflected in the consolidated statements of operations and comprehensive income is calculated over the estimated original lives of the assets as noted below.

●	Buildings and Improvements — typically 10-35 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.
●	Tenant Allowances and Improvements — shorter of lease term or useful life.
(3)	Initial cost generally represents net book value at December 20, 1993, except for acquired properties and new developments after December 20, 1993. Initial cost also includes any new developments that are opened during the current year. Costs of disposals and impairments of property are first reflected as a reduction to cost capitalized subsequent to acquisition.
(4)	Not developed/constructed by us or our predecessors. The date of construction represents the initial acquisition date for assets in which we have acquired multiple interests.
(5)	Initial cost for these properties is the cost at the date of consolidation for properties previously accounted for under the equity method of accounting.
(6)	Encumbrances represent face amount of mortgage debt and exclude any premiums or discounts and deferred financing costs.
(7)	Represents the original cost and does not include subsequent currency translation adjustments.