Form 10-Q
period 2020-03-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2020-05-11
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of March 31, 2020, Simon Property Group, Inc. had 305,747,171 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2020 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of March 31, 2020, Simon owned an approximate 86.8% ownership interest in the Operating Partnership, with the remaining 13.2% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2020	2019
ASSETS:
Investment properties, at cost	$37,901,273	$37,804,495
Less - accumulated depreciation	14,088,615	13,905,776
	23,812,658	23,898,719
Cash and cash equivalents	3,724,853	669,373
Tenant receivables and accrued revenue, net	793,490	832,151
Investment in unconsolidated entities, at equity	2,414,642	2,371,053
Investment in Klépierre, at equity	1,628,343	1,731,649
Right-of-use assets, net	519,175	514,660
Deferred costs and other assets	1,227,953	1,214,025
Total assets	$34,121,114	$31,231,630
LIABILITIES:
Mortgages and unsecured indebtedness	$27,553,413	$24,163,230
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,253,757	1,390,682
Cash distributions and losses in unconsolidated entities, at equity	1,611,795	1,566,294
Lease liabilities	521,378	516,809
Other liabilities	457,624	464,304
Total liabilities	31,397,967	28,101,319
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	212,194	219,061
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	42,338	42,420
Common stock, $0.0001 par value, 511,990,000 shares authorized, 320,567,121 and 320,435,256 issued and outstanding, respectively	32	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,768,175	9,756,073
Accumulated deficit	(5,583,485)	(5,379,952)
Accumulated other comprehensive loss	(119,301)	(118,604)
Common stock held in treasury, at cost, 14,819,950 and 13,574,296 shares, respectively	(1,926,160)	(1,773,571)
Total stockholders’ equity	2,181,599	2,526,398
Noncontrolling interests	329,354	384,852
Total equity	2,510,953	2,911,250
Total liabilities and equity	$34,121,114	$31,231,630

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2020	2019
REVENUE:
Lease income	$1,262,232	$1,280,058
Management fees and other revenues	29,166	27,544
Other income	61,962	145,232
Total revenue	1,353,360	1,452,834
EXPENSES:
Property operating	105,624	111,549
Depreciation and amortization	328,262	328,643
Real estate taxes	117,543	115,459
Repairs and maintenance	24,431	27,922
Advertising and promotion	33,527	37,125
Home and regional office costs	54,370	52,560
General and administrative	6,894	9,136
Other	27,840	25,419
Total operating expenses	698,491	707,813
OPERATING INCOME BEFORE OTHER ITEMS	654,869	745,021
Interest expense	(187,627)	(198,733)
Income and other tax benefit (expense)	5,783	(10,102)
Income from unconsolidated entities	50,465	90,444
Unrealized (losses) gains in fair value of equity instruments	(19,048)	5,317
Gain on sale or disposal of assets and interests in unconsolidated entities, net	962	—
CONSOLIDATED NET INCOME	505,404	631,947
Net income attributable to noncontrolling interests	66,965	82,638
Preferred dividends	834	834
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$437,605	$548,475
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.43	$1.78

Consolidated Net Income	$505,404	$631,947
Unrealized gain on derivative hedge agreements	22,473	9,342
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(480)	1,088
Currency translation adjustments	(23,604)	(4,744)
Changes in available-for-sale securities and other	824	144
Comprehensive income	504,617	637,777
Comprehensive income attributable to noncontrolling interests	66,874	83,411
Comprehensive income attributable to common stockholders	$437,743	$554,366

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$505,404	$631,947
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	340,265	339,918
Gain on sale or disposal of assets and interests in unconsolidated entities, net	(962)	—
Unrealized losses (gains) in fair value of equity instruments	19,048	(5,317)
Straight-line lease income	(8,706)	(11,981)
Equity in income of unconsolidated entities	(50,465)	(90,444)
Distributions of income from unconsolidated entities	68,501	82,918
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	44,761	36,842
Deferred costs and other assets	(30,488)	(20,013)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(146,051)	(126,523)
Net cash provided by operating activities	741,307	837,347
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(107,797)	—
Capital expenditures, net	(213,214)	(216,781)
Investments in unconsolidated entities	(41,547)	(11,980)
Purchase of equity instruments	(24,070)	(6,905)
Insurance proceeds for property restoration	423	1,757
Distributions of capital from unconsolidated entities and other	172,525	120,347
Net cash used in investing activities	(213,680)	(113,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(82)	(82)
Purchase of shares related to stock grant recipients' tax withholdings	—	(249)
Redemption of limited partner units	(16,067)	(135)
Purchase of treasury stock	(152,589)	(7,628)
Distributions to noncontrolling interest holders in properties	(4,548)	(1,803)
Contributions from noncontrolling interest holders in properties	28	—
Preferred distributions of the Operating Partnership	(479)	(479)
Distributions to stockholders and preferred dividends	(645,259)	(634,222)
Distributions to limited partners	(98,099)	(96,010)
Proceeds from issuance of debt, net of transaction costs	6,451,290	2,587,324
Repayments of debt	(3,006,342)	(2,648,034)
Net cash provided by (used in) financing activities	2,527,853	(801,318)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,055,480	(77,533)
CASH AND CASH EQUIVALENTS, beginning of period	669,373	514,335
CASH AND CASH EQUIVALENTS, end of period	$3,724,853	$436,802

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2020	$42,420	$32	$(118,604)	$9,756,073	$(5,379,952)	$(1,773,571)	$384,852	$2,911,250
Exchange of limited partner units (132,946 common shares, note 8)				1,076			(1,076)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (1,081 common shares forfeited)								—
Redemption of limited partner units (116,072 units)				(15,127)			(940)	(16,067)
Amortization of stock incentive				1,891				1,891
Treasury stock purchase (1,245,654 shares)						(152,589)		(152,589)
Long-term incentive performance units							4,987	4,987
Issuance of unit equivalents and other				29	3,287		26	3,342
Unrealized gain on hedging activities			19,510				2,963	22,473
Currency translation adjustments			(20,505)				(3,099)	(23,604)
Changes in available-for-sale securities and other			715				109	824
Net gain reclassified from accumulated other comprehensive loss into earnings			(417)				(63)	(480)
Other comprehensive income			(697)				(90)	(787)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				24,233			(24,233)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(645,259)		(98,099)	(743,358)
Distributions to other noncontrolling interest partners							(3,167)	(3,167)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $608 loss attributable to noncontrolling redeemable interests in properties					438,439		67,094	505,533
March 31, 2020	$42,338	$32	$(119,301)	$9,768,175	$(5,583,485)	$(1,926,160)	$329,354	$2,510,953

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2019	$42,748	$32	$(126,017)	$9,700,418	$(4,893,069)	$(1,427,431)	$500,275	$3,796,956
Exchange of limited partner units (24,000 common shares, note 8)				253			(253)	—
Series J preferred stock premium amortization	(82)							(82)
Redemption of limited partner units (774 units)				(127)			(8)	(135)
Amortization of stock incentive				1,309				1,309
Treasury stock purchase (46,377 shares)						(7,628)		(7,628)
Long-term incentive performance units							3,701	3,701
Issuance of unit equivalents and other (1,483 common shares repurchased)				1	(1,507)	(250)	(2)	(1,758)
Unrealized gain on hedging activities			8,115				1,227	9,342
Currency translation adjustments			(4,130)				(614)	(4,744)
Changes in available-for-sale securities and other			125				19	144
Net loss reclassified from accumulated other comprehensive loss into earnings			945				143	1,088
Other comprehensive income			5,055				775	5,830
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				4,167			(4,167)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(634,222)		(96,010)	(730,232)
Distributions to other noncontrolling interest partners							(552)	(552)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $1,065 loss attributable to noncontrolling redeemable interests in properties					549,309		83,224	632,533
March 31, 2019	$42,666	$32	$(120,962)	$9,706,021	$(4,979,489)	$(1,435,309)	$486,983	$3,699,942

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	March 31,	December 31,
	2020	2019
ASSETS:
Investment properties, at cost	$37,901,273	$37,804,495
Less — accumulated depreciation	14,088,615	13,905,776
	23,812,658	23,898,719
Cash and cash equivalents	3,724,853	669,373
Tenant receivables and accrued revenue, net	793,490	832,151
Investment in unconsolidated entities, at equity	2,414,642	2,371,053
Investment in Klépierre, at equity	1,628,343	1,731,649
Right-of-use assets, net	519,175	514,660
Deferred costs and other assets	1,227,953	1,214,025
Total assets	$34,121,114	$31,231,630
LIABILITIES:
Mortgages and unsecured indebtedness	$27,553,413	$24,163,230
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,253,757	1,390,682
Cash distributions and losses in unconsolidated entities, at equity	1,611,795	1,566,294
Lease liabilities	521,378	516,809
Other liabilities	457,624	464,304
Total liabilities	31,397,967	28,101,319
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	212,194	219,061
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	42,338	42,420
General Partner, 305,755,171 and 306,868,960 units outstanding, respectively	2,139,261	2,483,978
Limited Partners, 46,529,247 and 46,740,117 units outstanding, respectively	325,546	378,339
Total partners’ equity	2,507,145	2,904,737
Nonredeemable noncontrolling interests in properties, net	3,808	6,513
Total equity	2,510,953	2,911,250
Total liabilities and equity	$34,121,114	$31,231,630

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended
	March 31,
	2020	2019
REVENUE:
Lease income	$1,262,232	$1,280,058
Management fees and other revenues	29,166	27,544
Other income	61,962	145,232
Total revenue	1,353,360	1,452,834
EXPENSES:
Property operating	105,624	111,549
Depreciation and amortization	328,262	328,643
Real estate taxes	117,543	115,459
Repairs and maintenance	24,431	27,922
Advertising and promotion	33,527	37,125
Home and regional office costs	54,370	52,560
General and administrative	6,894	9,136
Other	27,840	25,419
Total operating expenses	698,491	707,813
OPERATING INCOME BEFORE OTHER ITEMS	654,869	745,021
Interest expense	(187,627)	(198,733)
Income and other tax benefit (expense)	5,783	(10,102)
Income from unconsolidated entities	50,465	90,444
Unrealized (losses) gains in fair value of equity instruments	(19,048)	5,317
Gain on sale or disposal of assets and interests in unconsolidated entities, net	962	—
CONSOLIDATED NET INCOME	505,404	631,947
Net loss attributable to noncontrolling interests	(172)	(917)
Preferred unit requirements	1,313	1,313
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$504,263	$631,551
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$437,605	$548,475
Limited Partners	66,658	83,076
Net income attributable to unitholders	$504,263	$631,551
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.43	$1.78

Consolidated Net Income	$505,404	$631,947
Unrealized gain on derivative hedge agreements	22,473	9,342
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(480)	1,088
Currency translation adjustments	(23,604)	(4,744)
Changes in available-for-sale securities and other	824	144
Comprehensive income	504,617	637,777
Comprehensive income attributable to noncontrolling interests	436	148
Comprehensive income attributable to unitholders	$504,181	$637,629

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$505,404	$631,947
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	340,265	339,918
Gain on sale or disposal of assets and interests in unconsolidated entities, net	(962)	—
Unrealized losses (gains) in fair value of equity instruments	19,048	(5,317)
Straight-line lease income	(8,706)	(11,981)
Equity in income of unconsolidated entities	(50,465)	(90,444)
Distributions of income from unconsolidated entities	68,501	82,918
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	44,761	36,842
Deferred costs and other assets	(30,488)	(20,013)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(146,051)	(126,523)
Net cash provided by operating activities	741,307	837,347
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(107,797)	—
Capital expenditures, net	(213,214)	(216,781)
Investments in unconsolidated entities	(41,547)	(11,980)
Purchase of equity instruments	(24,070)	(6,905)
Insurance proceeds for property restoration	423	1,757
Distributions of capital from unconsolidated entities and other	172,525	120,347
Net cash used in investing activities	(213,680)	(113,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(82)	(82)
Purchase of units related to stock grant recipients' tax withholdings	—	(249)
Redemption of limited partner units	(16,067)	(135)
Purchase of general partner units	(152,589)	(7,628)
Distributions to noncontrolling interest holders in properties	(4,548)	(1,803)
Contributions from noncontrolling interest holders in properties	28	—
Partnership distributions	(743,837)	(730,711)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	6,451,290	2,587,324
Mortgage and unsecured indebtedness principal payments	(3,006,342)	(2,648,034)
Net cash provided by (used in) financing activities	2,527,853	(801,318)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,055,480	(77,533)
CASH AND CASH EQUIVALENTS, beginning of period	669,373	514,335
CASH AND CASH EQUIVALENTS, end of period	$3,724,853	$436,802

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2020	$42,420	$2,483,978	$378,339	$6,513	$2,911,250
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (132,946 units)		1,076	(1,076)		—
Stock incentive program (1,081 common units forfeited)					—
Amortization of stock incentive		1,891			1,891
Redemption of limited partner units (116,072 units)		(15,127)	(940)		(16,067)
Treasury unit purchase (1,245,654 units)		(152,589)			(152,589)
Long-term incentive performance units			4,987		4,987
Issuance of unit equivalents and other (38,148 common units)		3,316		26	3,342
Unrealized gain on hedging activities		19,510	2,963		22,473
Currency translation adjustments		(20,505)	(3,099)		(23,604)
Changes in available-for-sale securities and other		715	109		824
Net gain reclassified from accumulated other comprehensive loss into earnings		(417)	(63)		(480)
Other comprehensive income		(697)	(90)		(787)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		24,233	(24,233)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(644,425)	(98,099)	(3,167)	(746,525)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $608 loss attributable to noncontrolling redeemable interests in properties	834	437,605	66,658	436	505,533
March 31, 2020	$42,338	$2,139,261	$325,546	$3,808	$2,510,953

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2019	$42,748	$3,253,933	$492,877	$7,398	$3,796,956
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (24,000 units)		253	(253)		—
Amortization of stock incentive		1,309			1,309
Redemption of limited partner units (774 units)		(127)	(8)		(135)
Treasury unit purchase (46,377 units)		(7,628)			(7,628)
Long-term incentive performance units			3,701		3,701
Issuance of unit equivalents and other (1,483 common units)		(1,756)	(2)		(1,758)
Unrealized gain on hedging activities		8,115	1,227		9,342
Currency translation adjustments		(4,130)	(614)		(4,744)
Changes in available-for-sale securities and other		125	19		144
Net loss reclassified from accumulated other comprehensive loss into earnings		945	143		1,088
Other comprehensive income		5,055	775		5,830
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		4,167	(4,167)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(633,388)	(96,010)	(552)	(730,784)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $1,065 loss attributable to noncontrolling redeemable interests in properties	834	548,475	83,076	148	632,533
March 31, 2019	$42,666	$3,170,293	$479,989	$6,994	$3,699,942

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2020, we owned or held an interest in 204 income-producing properties in the United States, which consisted of 99 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 18 other retail properties in 37 states and Puerto Rico. Internationally, as of March 31, 2020, we had ownership in 30 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of March 31, 2020, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 15 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the combined 2019 Annual Report on Form 10-K of Simon and the Operating Partnership. Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications have not changed the results of operations.

As of March 31, 2020, we consolidated 133 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 83 properties, or the joint venture properties, as well as our investments in Klépierre, Aéropostale, Authentic Brands Group, LLC, or ABG, Forever 21, HBS Global Properties, or HBS, and Rue Gilt Groupe, or RGG, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 57 of the 83 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, Spain, and the United Kingdom comprise 22 of the remaining 26 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

weighted average ownership interest in the Operating Partnership was 86.8% for both the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, Simon’s ownership interest in the Operating Partnership was 86.8%. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At March 31, 2020 and December 31, 2019, we had equity instruments with readily determinable fair values of $44.4 million and $68.2 million, respectively. Changes in the fair value of these equity instruments are recorded in earnings. Non-cash mark-to-market adjustments related to an investment we hold in units of a publicly traded real estate investment trust are included in unrealized (losses) gains in fair value of equity instruments in our consolidated statements of operations and comprehensive income. Non-cash mark-to-market adjustments related to other non-real estate securities with readily determinable fair values for the three months ended March 31, 2020 and 2019 were nil in each period. At March 31, 2020 and December 31, 2019, we had equity instruments without readily determinable fair values of $311.4 million and $295.4 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three months ended March 31, 2020 and 2019.

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

At March 31, 2020 and December 31, 2019, we held debt securities of $62.3 million and $52.8 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at March 31, 2020 and December 31, 2019 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset balance of $39.8 million and $17.5 million at March 31, 2020 and December 31, 2019, respectively, and a gross liability balance of $1.4 million and $3.8 million at March 31, 2020 and December 31, 2019, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	March 31,	December 31,
	2020	2019
Limited partners’ interests in the Operating Partnership	$325,546	$378,339
Nonredeemable noncontrolling interests in properties, net	3,808	6,513
Total noncontrolling interests reflected in equity	$329,354	$384,852

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($180.9 million) and ($160.4 million) as of March 31, 2020 and December 31, 2019, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the three months ended March 31:

			Affected line item where
	2020	2019	net income is presented
Accumulated derivative gains (losses), net	$480	$(1,088)	Interest expense
	(63)	143	Net income attributable to noncontrolling interests
	$417	$(945)

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($208.4 million) and ($184.8 million) as of March 31, 2020 and December 31, 2019, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following during the three months ended March 31:

			Affected line item where
	2020	2019	net income is presented
Accumulated derivative gains (losses), net	$480	$(1,088)	Interest expense

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

As of March 31, 2020 and December 31, 2019, we had no outstanding interest rate derivatives. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of March 31, 2020 and December 31, 2019.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $10.1 million as of March 31, 2020, compared to an unamortized loss of $10.6 million as of December 31, 2019. Within the next year, we expect to reclassify to earnings approximately $1.2 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at March 31, 2020 and December 31, 2019 (in millions):

		Asset (Liability) Value as of
		March 31,	December 31,
Notional Value	Maturity Date	2020	2019
€50.0	March 20, 2020	—	(0.5)
€50.0	March 20, 2020	—	(0.5)
€50.0	March 20, 2020	—	(0.5)
€50.0	May 15, 2020	2.9	1.5
€100.0	June 18, 2020	2.2	(0.6)
€90.0	June 18, 2020	2.0	(0.5)
€50.0	June 18, 2020	(0.1)	—
€50.0	June 18, 2020	(0.9)	—
€50.0	September 23, 2020	(0.1)	—
€30.0	September 23, 2020	(0.1)	—
€10.0	September 23, 2020	—	—
€100.0	December 18, 2020	2.9	(0.6)
€100.0	December 18, 2020	2.9	(0.6)
€50.0	May 14, 2021	3.3	1.3
€60.0	December 20, 2021	2.3	—
€60.0	December 20, 2021	2.4	—
€30.0	December 20, 2021	1.1	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We use a Euro-denominated cross-currency swap agreement to manage our exposure to changes in foreign exchange rates by swapping $150.0 million of 4.38% fixed rate U.S. dollar-denominated debt to 1.37% fixed rate Euro-denominated debt of €121.6 million. The cross-currency swap matures on December 1, 2020. The fair value of our cross-currency swap agreement at March 31, 2020 and December 31, 2019 was $17.8 million and $14.7 million, respectively, and is included in deferred costs and other assets.

We have designated certain currency forward contracts and the cross-currency swap as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

The total accumulated other comprehensive income related to Simon’s derivative activities, including our share of other comprehensive income from unconsolidated entities, was $60.3 million and $41.2 million as of March 31, 2020 and December 31, 2019, respectively. The total accumulated other comprehensive income related to the Operating Partnership’s derivative activities, including our share of other comprehensive income from unconsolidated entities, was $69.3 million and $47.5 million as of March 31, 2020 and December 31, 2019, respectively.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. This standard was effective for us as of January 1, 2020. There was no impact on our consolidated financial statements at adoption.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates.  The guidance is effective upon issuance and generally can be applied to any contract modifications or existing and new hedging relationships through December 31, 2022.  We are currently evaluating the impact that the expected market transition from LIBOR to alternative references rates will have on our financial statements as well as the applicability of the aforementioned expedients and exceptions provided in ASU 2020-04.

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended March 31, 2020 and 2019.

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

Simon

	For the Three Months Ended March 31,
	2020	2019
Net Income attributable to Common Stockholders — Basic and Diluted	$437,605	$548,475
Weighted Average Shares Outstanding — Basic and Diluted	306,504,084	308,978,053

For the three months ended March 31, 2020, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three months ended March 31, 2020 and 2019. We have not adjusted net income attributable to common stockholders and weighted average

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended March 31,
	2020	2019
Net Income attributable to Unitholders — Basic and Diluted	$504,263	$631,551
Weighted Average Units Outstanding — Basic and Diluted	353,191,960	355,778,250

For the three months ended March 31, 2020, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three months ended March 31, 2020 and 2019. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 83 properties as of March 31, 2020.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of March 31, 2020 and December 31, 2019, we had construction loans and other advances to related parties totaling $78.1 million and $78.4 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

On February 19, 2020, we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our noncontrolling interest in each of the retail operations venture and in the licensing venture is 37.5%. Our aggregate investment in the ventures was $67.6 million.

On February 10, 2020, we and Taubman Centers, Inc., or TCO, a publicly held Michigan corporation, issued a joint press release announcing the execution of an Agreement and Plan of Merger, or the Merger Agreement, dated as of February 9, 2020, pursuant to which, among other things and subject to the satisfaction or waiver of certain conditions, the Operating Partnership will acquire 100% of the equity interests of TCO and, following the transactions contemplated in the Merger Agreement, will hold 80% of the equity interests of The Taubman Realty Group Limited Partnership, or TRG, with the Taubman Family (as defined in the Merger Agreement) retaining a 20% interest in TRG. Consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of closing conditions, including, but not limited to, the approval and adoption of the Merger Agreement by (i) shareholders holding two-thirds of TCO’s outstanding voting stock and (ii) shareholders, excluding the Taubman Family, holding a majority of TCO’s outstanding voting stock, the absence of any legal restraint or prohibition to the consummation of the transactions, the truth of the respective representations and warranties of the parties (at various materiality levels), the performance in all material respects of their respective covenants by the parties, no material adverse effect shall have occurred and be continuing with respect to the Taubman parties, and receipt of an opinion as to the REIT status of TCO.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

TRG is engaged in the ownership, management and/or leasing of 26 retail real estate properties in the U.S. and Asia. Following the consummation of the transaction, the TRG board will be comprised of three Simon designees and three Taubman designees. TRG will continue to be managed by its existing executive team. Under the terms of the Merger Agreement, the contractual purchase price for all of Taubman’s common stock is $52.50 per share in cash, or $3.6 billion.

On October 16, 2019, we contributed approximately $276.8 million consisting of cash and the Shop Premium Outlets, or SPO, assets for a 45% noncontrolling interest in RGG to create a new multi-platform venture dedicated to digital value shopping. We attributed substantially all of our investment to goodwill and certain amortizing and non-amortizing intangibles.

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

As of March 31, 2020 and December 31, 2019, we had an 11.7% legal noncontrolling equity interest in HBS, a joint venture we formed with Hudson’s Bay Company.  Our share of net (loss) income, net of amortization of our excess investment, was $0.8 million and ($2.6) million for the three months ended March 31, 2020 and 2019, respectively. Total revenues, operating income and consolidated net (loss) income of HBS were approximately $31.6 million, $12.8 million and $7.1 million, respectively, for the three months ended March 31, 2020 and $33.4 million, $1.4 million and ($10.2) million, respectively, for the three months ended March 31, 2019.

On September 15, 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  In January 2020, we acquired additional interests of 5.05% and 1.37% in Aéropostale and ABG, respectively, for $6.7 million and $33.5 million, respectively.  At March 31, 2020, our noncontrolling equity method interests in the operations venture of Aéropostale and in ABG were 50.0% and 6.77%, respectively.

European Investments

At March 31, 2020, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $19.33 per share, which is below our carrying value.  We have evaluated this investment and believe that any impairment is not other-than-temporary. Our share of net income, net of amortization of our excess investment, was $7.3 million and $17.8 million for the three months ended March 31, 2020 and 2019, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income before other items and consolidated net income were approximately $322.1 million, $83.8 million and $61.0 million, respectively, for the three months ended March 31, 2020 and $377.2 million, $147.4 million and $114.6 million, respectively, for the three months ended March 31, 2019.

We have an interest in a European investee that had interests in ten and nine Designer Outlet properties, of which six are consolidated by us, as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, our legal percentage ownership interests in these properties ranged from 45% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At March 31, 2020 and December 31, 2019, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $214.9 million and $212.1 million as of March 31, 2020 and December 31, 2019, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $176.8 million and $173.9 million as of March 31, 2020 and December 31, 2019, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

A summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding Klépierre, Aéropostale, ABG, HBS, RGG, and Forever 21 as follows.

COMBINED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
Assets:
Investment properties, at cost	$19,500,080	$19,525,665
Less - accumulated depreciation	7,493,263	7,407,627
	12,006,817	12,118,038
Cash and cash equivalents	844,940	1,015,864
Tenant receivables and accrued revenue, net	445,799	510,157
Right-of-use assets, net	180,638	185,302
Deferred costs and other assets	371,875	384,663
Total assets	$13,850,069	$14,214,024
Liabilities and Partners’ Deficit:
Mortgages	$15,328,574	$15,391,781
Accounts payable, accrued expenses, intangibles, and deferred revenue	789,129	977,112
Lease liabilities	182,465	186,594
Other liabilities	362,323	338,412
Total liabilities	16,662,491	16,893,899
Preferred units	67,450	67,450
Partners’ deficit	(2,879,872)	(2,747,325)
Total liabilities and partners’ deficit	$13,850,069	$14,214,024
Our Share of:
Partners’ deficit	$(1,248,877)	$(1,196,926)
Add: Excess Investment	1,504,586	1,525,903
Our net Investment in unconsolidated entities, at equity	$255,709	$328,977

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2020	2019
REVENUE:
Lease income	$743,849	$758,979
Other income	74,515	75,922
Total revenue	818,364	834,901
OPERATING EXPENSES:
Property operating	147,030	144,721
Depreciation and amortization	171,479	170,258
Real estate taxes	68,390	68,717
Repairs and maintenance	19,615	22,376
Advertising and promotion	22,753	24,326
Other	50,229	49,316
Total operating expenses	479,496	479,714
Operating Income Before Other Items	338,868	355,187
Interest expense	(156,640)	(156,016)
Gain on sale or disposal of assets and interests in unconsolidated entities, net	—	21,587
Net Income	$182,228	$220,758
Third-Party Investors’ Share of Net Income	$92,859	$112,668
Our Share of Net Income	89,369	108,090
Amortization of Excess Investment	(20,840)	(20,792)
Our Share of Gain on Sale or Disposal of Assets and Interests in Other Income in the Consolidated Financial Statements	—	(9,155)
Income from Unconsolidated Entities	$68,529	$78,143

Our share of income from unconsolidated entities in the above table, aggregated with our share of the results of Klépierre, Aéropostale, ABG, HBS, RGG, and Forever 21 is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain on sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

7. Debt

Unsecured Debt

At March 31, 2020, our unsecured debt consisted of $15.8 billion of senior unsecured notes of the Operating Partnership, $3.0 billion outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, $875.0 million outstanding under the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and $1.0 billion outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program.

On March 16, 2020, the Operating Partnership replaced in its entirety its existing $4.0 billion unsecured revolving credit facility by entering into an unsecured credit facility comprised of (i) an amendment and extension of the Credit Facility and (ii) a $2.0 billion delayed-draw term loan facility, or Term Facility, or together with the Credit Facility and the Supplemental Facility, the Facilities. The Credit Facility and the Term Facility can be increased in the form of either additional commitments under the Credit Facility or incremental term loans under the Term Facility in an aggregate amount for all such increases not to exceed $1.0 billion, for a total aggregate size of $7.0 billion, in each case, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent.  Borrowings may be denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Term Facility and Credit Facility are June 30, 2022 and June 30, 2024, respectively. Each of the Term Facility and Credit Facility can be extended for two additional six-month periods to June 30, 2023 and June 30, 2025, respectively, at our sole option, subject to satisfying certain customary conditions precedent. The Term Facility is available via a single draw during the nine-month period following March 16, 2020.

Borrowings under the Credit Facility bear interest, at the Operating Partnership’s election, at either (i) LIBOR plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.650% and 1.400% or (ii) the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or LIBOR plus 1.000%) (the “Base Rate”), plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.000% and 0.400%. The Credit Facility includes a facility fee determined by the Operating Partnership’s corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Credit Facility. The Credit Facility contains a money market competitive bid option program that allows the Operating Partnership to hold auctions to achieve lower pricing for short-term borrowings. Borrowings under the Term Facility bear interest, at the Operating Partnership’s election, at either (i) LIBOR plus a margin determined based on the Operating Partnership’s corporate credit rating of between 0.725% and 1.600% or (ii) the base rate (equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or LIBOR plus 1.000%) plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.000% and 0.600%.  The Term Facility includes a ticking fee equal to 0.100% of the unused term loan commitment under the Term Facility, which ticking fee shall commence accruing on the date that is forty-five days after the closing of the Term Facility.

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

At March 31, 2020, we had an aggregate available borrowing capacity of $4.6 billion under the Facilities. The maximum aggregate outstanding balance under the Facilities during the three months ended March 31, 2020 was $3.9 billion and the weighted average outstanding balance was $685.4 million. Letters of credit of $11.3 million were outstanding under the Facilities as of March 31, 2020.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2020, we had $1.0 billion outstanding under the Commercial Paper program, comprised of $952.9 million of U.S. dollar-denominated notes and $91.3 million (U.S. dollar equivalent) of Euro-denominated notes with weighted average interest rates of 1.44% and (0.38%), respectively. These borrowings have weighted average maturity dates of May 28, 2020 and May 16, 2020, respectively, and reduce amounts otherwise available under the Facilities.

Mortgage Debt

Total mortgage indebtedness was $6.9 billion at March 31, 2020 and December 31, 2019.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2020, we were in compliance with all covenants of our unsecured debt.

At March 31, 2020, our consolidated subsidiaries were the borrowers under 46 non-recourse mortgage notes secured by mortgages on 50 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2020, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $22.8 billion and $23.2 billion as of March 31, 2020 and December 31, 2019, respectively. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31,	December 31,
	2020	2019
Fair value of consolidated fixed rate mortgages and unsecured indebtedness	$22,889	$23,231
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	2.41%	3.75%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	2.53%	3.67%

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

8. Equity

During the three months ended March 31, 2020, Simon issued 132,946 shares of common stock to four limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the three months ended March 31, 2020, the Operating Partnership redeemed 116,072 units from two limited partners for $16.1 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warrant.  During the three months ended March 31, 2020, Simon purchased 1,245,654 shares at an average price of $122.50 per share.  During the three months ended March 31, 2019, Simon purchased 46,377 shares at an average price of $164.49 per share as part of the previous program.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $2.10 per share in the first quarter of 2020 and $2.05 per share for the three months ended March 31, 2019.  The Operating Partnership paid distributions per unit for the same amounts.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of March 31, 2020 and December 31, 2019.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	March 31,	December 31,
	2020	2019
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	186,657	193,524
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$212,194	$219,061

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

	As of	As of
	March 31,	December 31,
	2020	2019
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	186,657	193,524
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$212,194	$219,061

Stock Based Compensation

Awards under our stock based compensation plans primarily take the form of LTIP units and restricted stock grants. Restricted stock and awards under the LTIP programs are either market or performance-based, and are based on various individual, corporate and business unit performance measures as further described below. The expense related to these programs, net of amounts capitalized, is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.

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

The Compensation Committee approved LTIP unit grants as shown in the table below. The extent to which LTIP units were earned, and the aggregate grant date fair value, are as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of Performance-Based Awards
2018 LTIP program - Tranche A	38,148	$6.1 million	$6.1 million
2018 LTIP program - Tranche B	To be determined in 2021	$6.1 million	$6.1 million
2019 LTIP program	To be determined in 2022	$9.5 million	$14.7 million

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $4.2 million and $3.9 million for the three months ended March 31, 2020 and 2019, respectively.

Restricted Stock.

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $3.0 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively.

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

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed common area maintenance, or CAM, reimbursements recorded on a straight-line basis.  Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items.

	For the Three Months Ended
	March 31,
	2020	2019
Fixed lease income	$1,054,956	$1,081,560
Variable lease income	207,276	198,498
Total lease income	$1,262,232	$1,280,058

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

Lease Commitments

As of March 31, 2020, a total of 23 of our consolidated properties are subject to ground leases.  The termination dates of these ground leases range from 2021 to 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2020 to 2028.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Operating Lease Cost
Fixed lease cost	$8,009	$7,165
Variable lease cost	3,940	4,144
Sublease income	(186)	(167)
Total operating lease cost	$11,763	$11,142

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,923	$12,068

Weighted-average remaining lease term - operating leases	35.1 years	36.2 years
Weighted-average discount rate - operating leases	4.86%	4.87%

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2020	$32,706
2021	32,697
2022	32,721
2023	32,863
2024	32,997
Thereafter	923,246
$1,087,230
Impact of discounting	(565,852)
Operating lease liabilities	$521,378

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2020 and December 31, 2019, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $180.0 million and $214.8 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely upon anchor tenants to attract customers; however, anchors do not contribute materially to our financial results as many anchors own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Hurricane Impacts

During the third quarter of 2017, our two wholly-owned properties located in Puerto Rico sustained significant damage as a result of Hurricane Maria. Since the date of the loss, we have received $75.4 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $45.9 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the three months ended March 31, 2020 and 2019, we

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

recorded $1.1 million and $4.4 million, respectively, as business interruption income, which was recorded in other income in the accompanying consolidated statements of operations and comprehensive income.

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide.  The COVID-19 pandemic continues to adversely impact economic activity in retail real estate and has contributed to significant volatility and downward pressure on a significant number of our tenants in many communities where our properties are located. The impact of the pandemic has been rapidly evolving and, as cases of the virus have continued to be identified, governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures.  As a result, the Company may experience material impacts including, but not limited to, changes in the ability to recognize revenue due to changes in the probability of collection, reductions in lease income associated with the write-off of operating lease receivables, and asset impairment charges as a result of changing cash flows generated by our properties.  Given the differing consumer demographics and responses to the pandemic and the characteristics and layout of certain properties, these measures are impacting, and will continue to impact, some properties more than others.  The impacts of the COVID-19 pandemic on our operations and financial condition cannot be reasonably estimated at this time.

As of March 31, 2020, all of our domestic properties, certain of our retailer investments, and certain international properties were temporarily closed.  As of the date of this filing, many of our properties remained temporarily closed.  We are reopening retail properties in markets where local and state closure orders have been lifted and retail restrictions have been eased.  As of May 11, the Company has reopened 77 of its retail properties in the United States.

In March, as a precautionary measure to maximize liquidity and to increase available cash on hand, the Company drew $3.75 billion on its Facilities.  The proceeds are available to be used to repay Commercial Paper borrowings if deemed necessary, fund working capital, as well as general corporate or other purposes.

In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of COVID-19 on the application of lease modification guidance in Accounting Standards Codification (ASC) 842.  The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. The accounting for payment deferrals will not be affected; however, rent abatements may be accounted for as negative variable lease consideration in the period granted.  We are continuing to evaluate the impact of this guidance in light of ongoing discussions about the impact of COVID-19 with our tenants.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2020, we owned or held an interest in 204 income-producing properties in the United States, which consisted of 99 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 18 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in the United States, Canada, Asia and Europe. Internationally, as of March 31, 2020, we had ownership in 30 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. We also have two international outlet properties under development. As of March 31, 2020, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 15 countries in Europe.

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

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide.  The COVID-19 pandemic continues to adversely impact economic activity in retail real estate and has contributed to significant volatility and downward pressure on a significant number of our tenants in many communities where our properties are located. The impact of the pandemic has been rapidly evolving and, as cases of the virus have continued to be identified, governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures.  As a result, the Company may experience material impacts including, but not limited to, changes in the ability to recognize revenue due to changes in the probability of collection, reductions in lease income associated with the write-off of operating lease receivables, and asset impairment charges as a result of changing cash flows generated by our properties.  Given the differing consumer demographics and responses to the pandemic and the characteristics and layout of certain properties, these measures are impacting, and will continue to impact, some properties more than others.  The impacts of the COVID-19 pandemic on our operations and financial condition cannot be reasonably estimated at this time.

As of March 31, 2020, all of our domestic properties, certain of our retailer investments, and certain international properties were temporarily closed.  As of the date of this filing, many of our properties remained temporarily closed.  We are reopening retail properties in markets where local and state closure orders have been lifted and retail restrictions have been eased.  As of May 11, the Company has reopened 77 of its retail properties in the United States.

As we developed and implemented our response to the impact of the COVID-19 pandemic and restriction intended to prevent its spread on our business, our primary focus has been on the health and safety of our employees, our shoppers and the communities in which we serve.  We implemented a series of actions to reduce costs and increase liquidity in light of the economic impacts of the pandemic, including:

●	significantly reduced all non-essential corporate spending,
●	significantly reduced property operating expenses, including discretionary marketing spend,
●	implemented a temporary furlough of certain corporate and field employees due to the closure of the Company’s U.S. properties as a result of governmental “stay at home” orders; reduced certain corporate and field personnel and implemented a temporary freeze on company hiring efforts,
●	suspended more than $1.0 billion of redevelopment and new development projects,
●	David Simon, the Company’s Chairman, Chief Executive Officer and President elected to reduce his base salary to zero and deferred his approved 2019 bonus until the market conditions in which the Company operates have improved,
●	implemented a temporary decrease to the base salary of certain of its salaried employees ranging from 10% to 30%, depending on each employee’s compensation level,

●	the Company’s Board of Directors agreed to temporarily suspend payment to the independent directors of their board service cash retainer fees, and
●	drew $3.75 billion under its Revolving Credit Facilities.

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.35 during the first three months of 2020 to $1.43 from $1.78 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	a lawsuit settled with our former insurance broker in 2019 related to the significant flood damage sustained at Opry Mills in May 2010 of $68.0 million, or $0.19 per diluted share/unit,
●	a gain in 2019 related to the disposition of our interest in a multi-family residential investment of $15.6 million, or $0.04 per diluted share/unit,
●	decreased income from unconsolidated entities of $40.0 million, or $0.11 per diluted share/unit, primarily due to year-over-year operations from retailer investments of $22.3 million, or $0.06 per diluted share/unit, as well as unfavorable international operations, both of which were impacted by COVID-19 disruption, and
●	an unrealized unfavorable change in fair value of equity instruments of $24.4 million, or $0.07 per diluted share/unit, partially offset by
●	improved operating performance and solid core business fundamentals in 2020 and the impact of our acquisition, development and expansion activity,
●	decreased tax expense of $15.9 million, or $0.04, and
●	decreased interest expense in 2020 of $11.1 million, or $0.03 per diluted share/unit.

Portfolio NOI decreased 0.2% for the three month period in 2020 over the prior year period. Comparable property NOI was flat for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased from $660 psf at March 31, 2019 to $703 psf, or 6.5%, at February 29, 2020, for our U.S. Malls and Premium Outlets. Reported retailer sales per square foot were $673, an increase of 2.1% for the trailing twelve months ended March 31, 2020.  Total sales psf for The Mills increased from $611 psf at March 31, 2019 to $622 psf or 1.9%, at February 29, 2020.  Average base minimum rent for U.S. Malls and Premium Outlets increased 2.6% to $55.76 psf as of March 31, 2020, from $54.34 psf as of March 31, 2019. Leasing spreads in our U.S. Malls and Premium Outlets were favorable as we were able to lease available square feet at higher rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $2.80 psf ($64.06 openings compared to $61.26 closings) as of March 31, 2020, representing a 4.6% increase. Ending occupancy for our U.S. Malls and Premium Outlets decreased 1.1% to 94.0% as of March 31, 2020, from 95.1% as of March 31, 2019, primarily due to 2019 tenant bankruptcy activity, partially offset by leasing activity.

Our effective overall borrowing rate at March 31, 2020 on our consolidated indebtedness decreased 40 basis points to 2.95% as compared to 3.35% at March 31, 2019. This decrease was primarily due to a decrease in the effective overall borrowing rate on variable rate debt of 139 basis points (1.69% at March 31, 2020 as compared to 3.08% at March 31, 2019), partially offset by an increase in the amount of our fixed rate debt. The weighted average years to maturity of our consolidated indebtedness was 7.0 years and 7.4 years at March 31, 2020 and December 31, 2019, respectively.

Our financing activity for the three months ended March 31, 2020 included:

●	amending and replacing in its entirety the Operating Partnership’s existing $4.0 billion unsecured revolving credit facility, or Credit Facility, by entering into an unsecured credit facility comprised of (i) an amendment and extension of the Credit Facility and (ii) a $2.0 billion Term Facility,
●	decreasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $282.8 million,
●	repaying $125.0 million under the Credit Facility and subsequently borrowing $3.0 billion under the Credit Facility, and
●	borrowing $875.0 million under the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility and Term Facility, the Facilities.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	March 31,	March 31,	%/Basis Points
	2020	2019	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	94.0%	95.1%	-110 bps
Unconsolidated	94.1%	94.9%	-80 bps
Total Portfolio	94.0%	95.1%	-110 bps
Average Base Minimum Rent per Square Foot
Consolidated	$53.86	$52.70	2.2%
Unconsolidated	$61.17	$58.67	4.3%
Total Portfolio	$55.76	$54.34	2.6%
The Mills:
Ending Occupancy	96.3%	97.4%	-110 bps
Average Base Minimum Rent per Square Foot	$33.80	$32.87	2.8%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Total Reported Sales per Square Foot.  Total sales include total reported retail tenant sales on a trailing 12-month basis at owned GLA (for mall stores with less than 10,000 square feet) in the U.S. Malls and The Mills and stores with less than 20,000 square feet in the Premium Outlets. Retail sales at owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses, such as common area maintenance and real estate taxes that tenants can afford to pay. The Company temporarily closed all of its U.S. retail properties effective March 18, 2020 in response to the COVID-19 pandemic.

Current Leasing Activities

During the three months ended March 31, 2020, we signed 195 new leases and 449 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 2.4 million square feet, of which 1.7 million square feet related to consolidated properties. During the comparable period in 2019, we signed 210 new leases and 270 renewal leases with a fixed minimum rent, comprising approximately 1.5 million square feet, of which 1.1 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $59.13 per square foot in 2020 and $62.58 per square foot in 2019 with an average tenant allowance on new leases of $53.09 per square foot and $55.43 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31,	March 31,	%/Basis Points
	2020	2019	Change
Ending Occupancy	99.4%	99.6%	-20 bps
Average Base Minimum Rent per Square Foot	¥5,307	¥5,184	2.38%

Results of Operations

The following acquisitions and dispositions of consolidated properties affected our consolidated results in the comparative periods:

●	On September 19, 2019, we acquired the remaining 50% interest in a hotel adjacent to one of our properties from our joint venture partner.
●	During the third quarter of 2019, we disposed of two retail properties.

The following acquisitions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	In January 2020, we acquired additional interests of 5.05% and 1.37% in Aéropostale and Authentic Brands Groups, LLC, or ABG, respectively, for $6.7 million and $33.5 million, respectively.
●	On February 19, 2020, we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy. The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our noncontrolling interest in each of the retail operations venture and in the licensing venture is 37.5%. Our aggregate investment in the ventures was $67.6 million.
●	On February 13, 2020, through our European investee, we opened Malaga Designer Outlets, a 191,000 square foot center in Malaga, Spain. We own a 46% interest in this center.
●	On October 16, 2019, we contributed approximately $276.8 million consisting of cash and the Shop Premium Outlets, or SPO, assets for a 45% noncontrolling interest in Rue Gilt Groupe, or RGG, to create a new multi-platform venture dedicated to digital value shopping.
●	On May 22, 2019, we opened Premium Outlets Querétaro, a 274,800 square foot center in Santiago de Querétaro, Mexico. We own a 50% interest in this center.

For the purposes of the following comparison between the three and nine months ended March 31, 2020 and 2019, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended March 31, 2020 vs. Three months ended March 31, 2019

Lease income decreased $17.8 million during 2020, of which the property transactions accounted for $1.3 million of the decrease.  Comparable lease income decreased $16.5 million, or 1.3%, due to decreases in fixed minimum lease and CAM consideration recorded on a straight-line basis and variable consideration based on tenant sales.

Total other income decreased $83.3 million, primarily due to a $68.0 million decrease related to a lawsuit settled with our former insurance broker in 2019 related to the significant flood damage sustained at Opry Mills in May 2010, a $15.6 million gain on the 2019 sale of our interest in a multi-family residential property and a $3.3 million decrease related to business interruption insurance proceeds received in connection with our two Puerto Rico properties as a result of hurricane damages, partially offset by a $2.7 million increase related to land sale activity and a $1.9 million increase in gift card revenues.

Property operating expenses decreased $5.9 million primarily due to the closure of properties in mid-March due to the COVID-19 pandemic and restrictions intended to prevent its spread, as previously discussed.

General and administrative expense decreased $2.2 million due to lower executive compensation.

Income and other tax benefit (expense) increased $15.9 million primarily as a result of a higher tax benefit due to larger losses on our share of operating results in the retail operations venture of Aéropostale as compared to 2019, and reduced withholding and income taxes related to certain of our international investments.

Income from unconsolidated entities decreased $40.0 million primarily due to results of operations from our retailer investments of $22.3 million, as well as unfavorable international operations, both of which were impacted by COVID-19 disruption.

Unrealized (losses) gains in fair value of equity instruments represent a mark-to-market loss of $19.0 million for the three months ended March 31, 2020 as compared to a gain of $5.3 million for the three months ended March 31, 2019.

During 2020, we recorded a $1.0 million gain related to the disposition of a shopping center by one of our joint venture investments.

Simon’s net income attributable to noncontrolling interests decreased $15.7 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 16.7% of our total consolidated debt at March 31, 2020. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $913.8 million in the aggregate during the three months ended March 31, 2020. The Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $3.1 billion during the first three months of 2020 to $3.7 billion as of March 31, 2020 primarily as a result of new borrowings under the Facilities, as a precautionary measure to maximize liquidity and to increase available cash on hand as previously discussed.

On March 31, 2020, we had an aggregate available borrowing capacity of approximately $4.6 billion under the Credit Facilities, net of outstanding borrowings of $3.9 billion and amounts outstanding under the Commercial Paper program of $1.0 billion and letters of credit of $11.3 million. For the three months ended March 31, 2020, the maximum aggregate outstanding balance under the Credit Facilities was $3.9 billion and the weighted average outstanding balance was $685.4 million. The weighted average interest rate was 1.75% for the three months ended March 31, 2020.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2020 totaled $913.8 million. In addition, we had net proceeds from our debt financing and repayment activities of $3.4 billion in 2020. These activities are further discussed below under “Financing and Debt.” During the first three months of 2020, we also:

●	funded the acquisition of the ventures which purchased certain assets of Forever 21 and acquired additional interests in Aèropostale and ABG, the aggregate cash portion of which was $107.8 million,
●	paid stockholder dividends and unitholder distributions totaling approximately $743.8 million and preferred unit distributions totaling $1.3 million,
●	funded consolidated capital expenditures of $213.2 million (including development and other costs of $10.2 million, redevelopment and expansion costs of $158.6 million, and tenant costs and other operational capital expenditures of $44.4 million),
●	funded investments in unconsolidated entities of $41.5 million,
●	funded investments in equity instruments of $24.1 million, and
●	funded the repurchase of $152.6 million of Simon’s common stock and redeemed units of the Operating Partnership for $16.1 million.

In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and dividends to stockholders and/or distributions to partners necessary to maintain Simon’s REIT qualification on a long-term basis.  At this time, we do not expect the impact of COVID-19 to impact our ability to fund these needs for the foreseeable future; however its ultimate impact is difficult to predict. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building redevelopments and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from the following, however a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, may affect our ability to access necessary capital:

●	excess cash generated from operating performance and working capital reserves,
●	borrowings on the Credit Facilities and Commercial Paper program,
●	additional secured or unsecured debt financing, or
●	additional equity raised in the public or private markets.

We expect to generate positive cash flow from operations in 2020, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations, including one due to the impact of the COVID-19 pandemic and restrictions intended to restrict its spread, could cause us to increase our reliance on available funds from the Credit Facilities and Commercial Paper program, further curtail planned capital expenditures, or seek other additional sources of financing.

Financing and Debt

Unsecured Debt

At March 31, 2020, our unsecured debt consisted of $15.8 billion of senior unsecured notes of the Operating Partnership, $3.0 billion outstanding under the Credit Facility, $875.0 million outstanding under the Supplemental Facility, and $1.0 billion outstanding under the Commercial Paper program.

On March 16, 2020, the Operating Partnership replaced in its entirety its existing $4.0 billion unsecured revolving credit facility by entering into an unsecured credit facility comprised of (i) an amendment and extension of the Credit Facility and (ii) a $2.0 billion Term Facility. The Credit Facility and the Term Facility can be increased in the form of either additional commitments under the Credit Facility or incremental term loans under the Term Facility in an aggregate amount for all such increases not to exceed $1.0 billion, for a total aggregate size of $7.0 billion, in each case, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent.  Borrowings may be denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Term Facility and Credit Facility are June 30, 2022 and June 30, 2024, respectively. Each of the Term Facility and Credit Facility can be extended for two additional six-month periods to June 30, 2023 and June 30, 2025, respectively, at our sole option, subject to satisfying certain customary conditions precedent. The Term Facility is available via a single draw during the nine-month period following March 16, 2020.

Borrowings under the Credit Facility bear interest, at the Operating Partnership’s election, at either (i) LIBOR plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.650% and 1.400% or (ii) the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or LIBOR plus 1.000%) (the “Base Rate”), plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.000% and 0.400%. The Credit Facility includes a facility fee determined by the Operating Partnership’s corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Credit Facility. The Credit Facility contains a money market competitive bid option program that allows the Operating Partnership to hold auctions to achieve lower pricing for short-term borrowings. Borrowings under the Term Facility bear interest, at the Operating Partnership’s election, at either (i) LIBOR plus a margin determined based on the Operating Partnership’s corporate credit rating of between 0.725% and 1.600% or (ii) the base rate (equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or LIBOR plus 1.000%) plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.000% and 0.600%.  The Term Facility includes a ticking fee equal to 0.100% of the unused term loan commitment under the Term Facility, which ticking fee shall commence accruing on the date that is forty-five days after the closing of the Term Facility.

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

At March 31, 2020, we had an aggregate available borrowing capacity of $4.6 billion under the Facilities. The maximum aggregate outstanding balance under the Facilities during the three months ended March 31, 2020 was $3.9 billion and the weighted average outstanding balance was $685.4 million. Letters of credit of $11.3 million were outstanding under the Facilities as of March 31, 2020.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2020, we had $1.0 billion outstanding under the Commercial Paper program, comprised of $952.9 million of U.S. dollar-denominated notes and $91.3 million (U.S. dollar equivalent) of Euro-denominated notes with weighted average interest rates of 1.44% and (0.38%), respectively. These borrowings have weighted average maturity dates of May 28, 2020 and May 16, 2020, respectively, and reduce amounts otherwise available under the Facilities.

Mortgage Debt

Total mortgage indebtedness was $6.9 billion at March 31, 2020 and December 31, 2019.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2020, we were in compliance with all covenants of our unsecured debt.

At March 31, 2020, our consolidated subsidiaries were the borrowers under 46 non-recourse mortgage notes secured by mortgages on 50 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2020, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2020 and December 31, 2019, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	March 31, 2020	Interest Rate(1)	December 31, 2019	Interest Rate(1)
Fixed Rate	$22,956,126	3.49%	$23,298,167	3.46%
Variable Rate	4,597,287	1.69%	865,063	2.61%
	$27,553,413	2.95%	$24,163,230	3.16%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2019 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2020, for the remainder of 2020 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2020	2021 - 2022	2023 - 2024	After 2024	Total
Long Term Debt (1) (2)	$2,507,327	$4,213,027	$5,594,735	$15,257,029	$27,572,118
Interest Payments (3)	573,881	1,346,775	1,028,735	3,513,687	6,463,076
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	The amount due in 2020 includes $1.0 billion outstanding under the Commercial Paper program.
(3)	Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2020.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2020, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $180.0 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Hurricane Impacts

During the third quarter of 2017, our two wholly-owned properties located in Puerto Rico experienced property damage and business interruption as a result of Hurricane Maria.  Since the date of the loss, we have received $75.4 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $45.9 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the three months ended March 31, 2020 and 2019, we recorded $1.1 million and $4.4 million, respectively, as business interruption income, which was recorded in other income in the accompanying consolidated statements of operations and comprehensive income.

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

Acquisitions. In January 2020, we acquired additional interests of 5.05% and 1.37% in Aéropostale and ABG, respectively, for $6.7 million and $33.5 million, respectively.  At March 31, 2020, our noncontrolling equity method interests in the operations venture of Aéropostale and in ABG were 50.0% and 6.77%, respectively.

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

Joint Venture Formation and Other Investment Activity

On February 19, 2020, we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our noncontrolling interest in each of the retail operations venture and in the licensing venture is 37.5%. Our aggregate investment in the ventures was $67.6 million.

On February 10, 2020, we and Taubman Centers, Inc., or TCO, a publicly held Michigan corporation, issued a joint press release announcing the execution of an Agreement and Plan of Merger (the “Merger Agreement”) dated as of February 9, 2020, pursuant to which, among other things and subject to the satisfaction or waiver of certain conditions, the Operating Partnership will acquire 100% of the equity interests of TCO and, following the transactions contemplated in the Merger Agreement, will hold 80% of the equity interests of The Taubman Realty Group Limited Partnership, or TRG, with the Taubman Family (as defined in the Merger Agreement) retaining a 20% interest in TRG. Consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of closing conditions, including, but not limited to, the approval and adoption of the Merger Agreement by (i) shareholders holding two-thirds of TCO’s outstanding voting stock and (ii) shareholders, excluding the Taubman Family, holding a majority of TCO’s outstanding voting stock, the absence of any legal restraint or prohibition to the consummation of the transactions, the truth of the respective representations and warranties of the parties (at various materiality levels), the performance in all material respects of their respective covenants by the parties, no material adverse effect shall have occurred and be continuing with respect to the Taubman parties, and receipt of an opinion as to the REIT status of TCO.

TRG is engaged in the ownership, management and/or leasing of 26 retail real estate properties in the U.S. and Asia. Following the consummation of the transaction, the TRG board will be comprised of three Simon designees and three Taubman designees. TRG will continue to be managed by its existing executive team. Under the terms of the Merger Agreement, the contractual purchase price for all of Taubman’s common stock is $52.50 per share in cash and we expect to fund the total required cash consideration of approximately $3.6 billion with existing liquidity.

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

The Company has suspended more than $1.0 billion of capital in development projects.  The Company will re-evaluate all suspended projects over time.  Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $670 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $160 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2020 or 2021 is $93 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of March 31, 2020 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Málaga Designer Outlet	Málaga, Spain	191,000	46%	EUR	50.3	$55.3	Opened Feb. - 2020
Siam Premium Outlets Bangkok	Bangkok, Thailand	264,000	50%	THB	1,654	$50.6	Jun. - 2020
West Midlands Designer Outlet	Cannock (West Midlands), England	197,000	20%	GBP	26.5	$32.8	Oct. - 2020
Expansions:
Gotemba Premium Outlets Phase 4	Gotemba, Japan	178,000	40%	JPY	7,476	$69.2	Jun. - 2020
Rinku Premium Outlets Phase 5	Izumisano (Osaka), Japan	110,000	40%	JPY	3,219	$29.8	Jul. - 2020
(1)	USD equivalent based upon March 31, 2020 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.10 per share in the first quarter of 2020 and $2.05 per share in the first quarter of 2019.  The Operating Partnership paid distributions per unit for the same amounts.  As a result of the disruption from COVID-19, Simon’s Board of Directors has deferred its decision on a second quarter common stock dividend.  The Board of Directors will declare a common stock dividend for the second quarter before the end of June. Simon intends to maintain a common stock dividend paid in cash and expects to distribute at least 100% of its REIT taxable income. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warrant.  During the three months ended March 31, 2020, Simon purchased 1,245,654 shares at an average price of $122.50 per share.  During the three months ended March 31, 2019, Simon purchased 46,377 shares at an average price of $164.49 per share as part of the previous program.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this Quarterly Report on Form 10-Q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: uncertainties regarding the impact of the COVID-19 pandemic and restrictions intended to prevent its spread on our tenants’ businesses, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our stockholders; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; changes in economic and market conditions that may adversely affect the general retail environment; the intensely competitive market environment in the retail industry; changes to applicable laws or regulations or the interpretation thereof; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; the inability to lease newly developed properties and renew leases and relet space at existing properties on favorable terms; the potential loss of anchor stores or major tenants; decreases in market rental rates; the impact of our substantial indebtedness on our future operations; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; changes in market rates of interest and foreign exchange rates for foreign currencies; general risks related to real estate investments, including the illiquidity of real estate investments; security breaches that could compromise our information technology or infrastructure; risks relating to our joint venture properties; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; changes in the value of our investments in foreign entities; our ability to hedge interest rate and currency risk; changes in insurance costs; the availability of comprehensive insurance coverage; risks related to international activities, including, without limitation, the impact, if any, of the United Kingdom’s exit from the European Union; natural disasters; the potential for terrorist activities; environmental liabilities; the loss of key management personnel; and the transition of LIBOR to an alternative reference rate.  We discussed these and other risks and uncertainties under the heading "Risk Factors" in the combined 2019 Annual Report on Form 10-K of Simon and the Operating Partnership and in this report. We may update that discussion in subsequent other periodic reports, but, except as required by law, we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,
●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Funds from Operations	$980,630	$1,081,920
Change in FFO from prior period	(9.4)%	5.4%
Consolidated Net Income	$505,404	$631,947
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	326,039	325,938
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	136,706	134,630
Gain on sale or disposal of assets and interests in unconsolidated entities, net	(962)	—
Unrealized losses (gains) in fair value of equity instruments	19,048	(5,317)
Net loss attributable to noncontrolling interest holders in properties	172	917
Noncontrolling interests portion of depreciation and amortization	(4,464)	(4,882)
Preferred distributions and dividends	(1,313)	(1,313)
FFO of the Operating Partnership	$980,630	$1,081,920
FFO allocable to limited partners	129,628	142,319
Dilutive FFO allocable to common stockholders	$851,002	$939,601
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.43	$1.78
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	1.31	1.27
Gain on sale or disposal of assets and interests in unconsolidated entities, net	(0.01)	—
Unrealized losses (gains) in fair value of equity instruments	0.05	(0.01)
Diluted FFO per share	$2.78	$3.04
Basic and Diluted weighted average shares outstanding	306,504	308,978
Weighted average limited partnership units outstanding	46,688	46,800
Basic and Diluted weighted average shares and units outstanding	353,192	355,778

The following schedule reconciles consolidated net income to NOI and sets forth the computations of portfolio NOI and comparable property NOI.

	For the Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$505,404	$631,947
Income and other tax (benefit) expense	(5,783)	10,102
Interest expense	187,627	198,733
Income from unconsolidated entities	(50,465)	(90,444)
Unrealized losses (gains) in fair value of equity instruments	19,048	(5,317)
Gain on sale or disposal of assets and interests in unconsolidated entities, net	(962)	—
Operating Income Before Other Items	654,869	745,021
Depreciation and amortization	328,262	328,643
Home and regional office costs	54,370	52,560
General and administrative	6,894	9,136
NOI of consolidated entities	$1,044,395	$1,135,360
Reconciliation of NOI of unconsolidated entities:
Net Income	$182,228	$220,758
Interest expense	156,640	156,016
Gain on sale or disposal of assets and interests in unconsolidated entities, net	—	(21,587)
Operating Income Before Other Items	338,868	355,187
Depreciation and amortization	171,479	170,258
NOI of unconsolidated entities	$510,347	$525,445
Add: Our share of NOI from Klépierre, HBS, and other corporate investments	24,477	54,675
Combined NOI	$1,579,219	$1,715,480
Less: Corporate and Other NOI Sources (1)	83,457	192,838
Less: Our share of NOI from Klépierre, HBS, and other corporate investments (2)	28,619	53,141
Portfolio NOI	$1,467,143	$1,469,501
Portfolio NOI Growth	(0.2)%
Less: International Properties (3)	110,464	111,604
Less: NOI from New Development, Redevelopment, Expansion and Acquisitions (4)	37,925	39,761
Comparable Property NOI (5)	$1,318,754	$1,318,136
Comparable Property NOI Growth	0.0%
(1)	Includes income components excluded from portfolio NOI and comparable property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), unrealized and realized gains/losses on non-real estate related equity instruments, Northgate, Simon management company revenues, and other assets.
(2)	Includes our share of NOI of Klépierre (at constant currency), HBS, and other corporate investments.
(3)	Includes International Premium Outlets (except for Canadian International Premium Outlets included in comparable property NOI) and International Designer Outlets at constant currency.
(4)	Includes total property NOI for properties undergoing redevelopment as well as incremental NOI for expansion properties not yet included in comparable properties.
(5)	Includes Malls, Premium Outlets, The Mills and Lifestyle Centers opened and operating as comparable for the period at constant currency.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Sensitivity Analysis

We disclosed a qualitative and quantitative analysis regarding market risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the combined 2019 Annual Report on Form 10-K of Simon and the Operating Partnership. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2019.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of March 31, 2020. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of March 31, 2020. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Through the period covered by this report, except as set forth below, there were no material changes to the Risk Factors disclosed under Item 1A. Risk Factors in Part I of the combined 2019 Annual Report on Form 10-K of Simon and the Operating Partnership.

The ongoing novel coronavirus (COVID-19) pandemic and governmental restrictions intended to prevent its spread, as well as other future epidemics, pandemics or public health crises, could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our shareholders.

The COVID-19 pandemic continues to adversely impact economic activity in retail real estate and has contributed to significant volatility and downward pressure on a significant number of our tenants in many communities where our properties are located. The  impact of the pandemic has been rapidly evolving and, as cases of the virus have continued to be identified, governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures.  Given the differing consumer demographics and responses to the pandemic and the characteristics and layout of certain properties, these measures are impacting, and will continue to impact, some properties more than others.  The impacts of the COVID-19 pandemic on our operations and financial condition cannot be reasonably estimated at this time.

As of March 31, 2020, we owned or held an interest in 204 income-producing properties in the United States located in 37 states and Puerto Rico. Internationally, as of March 31, 2020, we had ownership interests in 30 properties primarily located in Asia, Europe and Canada and have two international outlet properties under development. We have an interest in a European investee that has interests in ten Designer Outlet properties, as more fully described in our most recently filed Annual Report on Form 10-K. As of March 31, 2020, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 15 countries in Europe. Our business and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to the COVID-19 pandemic or other epidemics, pandemics or other health crises, and restrictions intended to prevent their spread.

Demand for retail space and the profitability of our properties depends, in part, on the ability and willingness of customers to visit our properties and our retail tenants’ businesses. On March 18, 2020, after extensive discussions with federal, state and local officials and in recognition of the need to address the spread of COVID-19, we closed all of our retail properties in the United States.  As of March 31, 2020, all of our domestic properties, certain of our retail investments and certain international properties were temporarily closed.  We are reopening retail properties in markets where local and state closure mandates have been lifted and retail restrictions have eased. As of the date of this filing, we have reopened 77 of our retail properties in the United States, but many of our properties remain temporarily closed.  In addition, even after certain restrictions intended to prevent the spread of COVID-19 are lifted or reduced, the willingness of customers to visit our properties and our tenants’ businesses, particularly those located inside enclosed malls, is likely to be reduced until the rate of COVID-19 transmissions is significantly decreased, a vaccination which prevents or reduces the severity of COVID-19 becomes readily available, or a cure or treatment is identified and becomes readily available. Further, demand could remain reduced due to heightened sensitivity to risks associated with the transmission of COVID-19 or other associated diseases.  In addition, some of our properties are located at or within a close proximity to tourist destinations and these properties and our tenants’ businesses are therefore heavily impacted by reductions in travel and tourism resulting from travel bans or restrictions and general public concern regarding the risk of travel.

In connection with the business stoppages for most of our tenants, we may experience a material reduction in rent collections for an indeterminate period. We have been engaged in discussions with a significant number of our tenants regarding the status of their nonpayment. While we have agreed to rent deferrals (and, concessions with only a limited number of our tenants)

as the date of this report, discussions with our tenants are ongoing and may result in further substantial rent deferrals, lease restructures and/or lease terminations, as we deem appropriate on a case-by-case basis based on each tenant’s unique financial and operating situation.

In connection with rent deferrals, although we will not receive cash rent payments as scheduled, if we determine that rent payments are probable of collection, we will continue to recognize lease income on a straight-line basis over the lease term and associated tenant receivables, which could be substantial, until the time of payment. However, if we determine that such deferred rent payments are not probable of collection, lease income will be recorded as the lesser of the amount that would be recognized on a straight-line basis or cash that has been received from the tenant, with any tenant receivable and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in our collectability determination. As a result, we may experience material impacts, including, but not limited to, changes in the ability to recognize revenue due to changes in the probability of collection, reductions in rental income associated with write-offs of tenant receivable and deferred rent receivable balances and asset impairment charges as a result of changing cash flows generated by our properties.  Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, we can provide no assurance that such efforts or our efforts in future periods will be successful.

Additionally, a portion of our lease income is derived from overage rents based on sales over a stated base amount that directly depend on the sales volume of our retail tenants. Accordingly, declines in our retail tenants’ sales performance resulting from closures or a reduction in the ability and willingness of customers to visit our properties and our tenants’ businesses due to the ongoing impact of COVID-19 could reduce the income produced by our properties. Such impacts on our overage rents have already occurred at certain of our properties, particularly our properties that remain closed.

We suspended more than $1.0 billion of our development projects in order to conserve capital or as a result of construction restrictions related to the COVID-19 pandemic at state and local levels. As a result, the impacted development projects may take considerably longer than expected, delaying the receipt of income from the property and causing us to experience unforeseen cost increases. Construction continues on certain redevelopment and new development projects in the United States and internationally, with a focus on projects nearing completion.  However, such redevelopment and new development projects may become subject to construction restrictions that expose them to similar risks.

Because we rely on our tenants to provide certain operating information, such as total reported retail tenant sales, furloughs and other disruptions to our tenants’ operations have impacted our ability to obtain certain information in a timely manner, or at all.  As a result, we may be unable to evaluate or report on certain information in a timely manner, or at all, which could impact our ability to manage our business effectively and investors’ ability to analyze their investment in our company.

Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Part I, Item 1A. Risk Factors” of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

Conditions that adversely affect the general retail environment could materially and adversely affect us.

Our concentration in the retail real estate market – our primary source of revenue is retail tenants – means that we could be materially and adversely affected by conditions that materially and adversely affect the retail environment generally, including, without limitation:

●	levels of consumer spending, changes in consumer confidence, income levels, and fluctuations in seasonal spending in the United States and internationally;
●	consumer perceptions of the safety, convenience and attractiveness of our properties;
●	the impact on our retail tenants and demand for retail space at our properties from the increasing use of the Internet by retailers and consumers;
●	the creditworthiness of our retail tenants and the availability of new creditworthy tenants and the related impact on our occupancy levels and lease income;
●	local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, decreases in rental rates and declines in real estate values;
●	the willingness of retailers to lease space in our properties at attractive rents, or at all;

●	actual or perceived changes in national and international economic conditions, which can result from global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, war, epidemics and pandemics, the fear of spread of contagious diseases, civil unrest and terrorism, as well as from domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates, inflation and limited growth in consumer income;
●	changes in regional and local economies, which may be affected by increased rates of unemployment, increased foreclosures, higher taxes, decreased tourism, industry slowdowns, adverse weather conditions, and other factors;
●	increased operating costs and capital expenditures, whether from redevelopments, replacing tenants or otherwise;
●	changes in applicable laws and regulations, including tax, environmental, safety and zoning, and
●	the impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, which were implemented through a combination of state, local and federal orders and regulations that were put in place with unprecedented speed and with no opportunity for citizens to challenge their legality.

Additionally, a portion of our lease income is derived from overage rents based on sales over a stated base amount that directly depend on the sales volume of our retail tenants. Accordingly, declines in our tenants’ sales performance could reduce the income produced by our properties.

We face a wide range of competition that could affect our ability to operate profitably, including e-commerce.

Our properties compete with other forms of retailing such as pure online retail websites as well as other retail properties such as single user freestanding discounters (Costco, Walmart and Target).  In addition, many of our tenants are omni-channel retailers who also distribute their products through online sales.  Our business currently is predominantly reliant on consumer demand for shopping at physical stores, and we could be materially and adversely affected if we are unsuccessful in adapting our business to evolving consumer purchasing habits. The increased popularity of digital and mobile technologies has accelerated the transition of a percentage of market share from shopping at physical stores to web-based shopping, and the ongoing COVID-19 pandemic and restrictions intended to prevent its spread have significantly increased the utilization of e-commerce and may, particularly in certain market segments, accelerate the long-term penetration of pure online retail which has been able to sell non-essential goods during the COVID-19 pandemic. Not only has the temporary closure of our retail properties and the restrictions put in place by state, local and federal officials caused consumers who otherwise would have purchased from retailers at our properties to increase their utilization of pure online retail websites, but consumers whose previous use of online retail was low or non-existent have recently turned to pure online retail as a necessity due to the inability to access our properties and the ability to purchase non-essential goods from these pure online retailers.  Further, the increased utilization of pure online shopping, may lead to the closure of underperforming stores by retailers, which could impact our occupancy levels and the rates that tenants are willing to pay to lease our space.

Competition may also come from a variety of other retail formats, such as malls, outlet centers, community/lifestyle centers, and other shopping centers, both existing and future development and redevelopment/expansion projects, in addition to e-commerce. With the temporary closure of our retail properties and the restrictions put in place by state, local and federal officials preventing consumers from obtaining goods from our centers, we may be unable to draw these consumers back to our centers once properties are reopened and restrictions are lifted. The presence of competitive alternatives affects our ability to lease space and puts downward pressure on the rents we can charge our tenants. New construction, redevelopments and expansions at competing sites could also negatively affect our properties.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2020, Simon issued 132,946 shares of common stock to four limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating

Partnership.  The issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

			Total number	Approximate
			of shares	value of shares
			purchased as	that may yet
	Total number	Average	part of publicly	be purchased
	of shares	price paid	announced	under
Period	purchased	per share	plans	plans (1)
January 1, 2020 - January 31, 2020	—	$—	—	$1,647,855,354
February 1, 2020 - February 29, 2020	—	$—	—	$1,647,855,354
March 1, 2020 - March 31, 2020	1,245,654	$122.50	1,245,654	$1,495,265,506
	1,245,654	$122.50	1,245,654
(1)

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

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2020.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2020, the Operating Partnership redeemed 116,072 units from two limited partners for $16.1 million.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the quarter covered by this report, the Audit Committee of Simon’s Board of Directors approved certain audit, audit-related and non-audit tax compliance and tax consulting services to be provided by Ernst & Young LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits

Exhibit Number	Exhibit Descriptions
2.1

Agreement and Plan of Merger, dated as of February 9, 2020, by and among the Taubman Parties and the Simon Parties (incorporated by reference to exhibit 2.1 of Simon Property Group Inc.’s and Simon Property Group L.P.’s current report on Form 8-K filed on February 11, 2020).

10.1

Second Amended and Restated $6,000,000,000 Credit Agreement dated as of March 16, 2020 (incorporated by reference to Exhibit 99.2 of Simon Property Group, Inc.'s and Simon Property Group, L.P.’s Current Report on Form 8-K filed March 16, 2020).

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
Date: May 11, 2020

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President, Chief Financial Officer and
Treasurer of Simon Property Group, Inc., General Partner
Date: May 11, 2020